Form 10-K
period 2007-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2008-02-27
CIK 1126328

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        As of February 20, 2008, there were outstanding 258,359,273 shares of Common Stock, $0.01 par value per share of the Registrant.

        The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $15,503,449,707 based on the closing price of $58.29 per share of Common Stock on the New York Stock Exchange on June 29, 2007.

Documents Incorporated by Reference

        The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2008, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2007.

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

        Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to the risk factors listed in Item 1A. "Risk Factors."

PART I

Item 1.    Business

        The Principal Financial Group is a leading provider of retirement savings, investment and insurance products and services with $311.1 billion in assets under management ("AUM") and approximately nineteen million customers worldwide as of December 31, 2007.

        Our U.S. and international operations concentrate primarily on asset accumulation and asset management. In addition, we offer a broad range of individual and group life insurance, group health insurance, individual and group disability insurance and group dental and vision insurance.

        We primarily focus on small and medium-sized businesses, which we define as companies with less than 1,000 employees, providing a broad array of retirement and employee benefit solutions to meet the needs of the business, the business owner and their employees. With over 32,000 plans, we are the leading provider of corporate defined contribution plans in the U.S., according to Spectrem Group. We are also the leading employee stock ownership plan consultant. In addition, we are a leading provider of nonqualified plans, defined benefit plans and plan termination annuities. We are also one of the largest providers of non-medical insurance product solutions.

        We believe small and medium-sized businesses are an underserved market, offering attractive growth opportunities in the U.S. in retirement services and other employee benefits. We also believe there is a significant opportunity to leverage our U.S. retirement expertise into select international markets that have adopted or are moving toward private sector defined contribution pension systems. This opportunity is particularly compelling as aging populations around the world are driving increased demand for retirement accumulation, retirement asset management and retirement income management solutions.

Our Reportable Segments

        Our segment results have been modified to reflect a change in the composition of our reportable segments. Prior to 2007, amounts now reported in the U.S. Asset Accumulation and Global Asset Management segments were reported together in the U.S. Asset Management and Accumulation segment. We now organize our businesses into the following reportable segments:

  •
  U.S. Asset Accumulation;

  •
  Global Asset Management;

  •
  International Asset Management and Accumulation; and

  •
  Life and Health Insurance.

        We also have a Corporate and Other segment, which consists of the assets and activities that have not been allocated to any other segment.

        See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 19, Segment Information" for financial results of our segments, including our operating revenues for our products and services described in each of the subsequent segment discussions.

U.S. Asset Accumulation Segment

        Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We now offer a comprehensive portfolio of asset accumulation products and services for retirement savings and investment:

  •
  To businesses of all sizes with a concentration on small and medium-sized businesses, we offer products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, non-qualified executive benefit plans and employee stock ownership plan ("ESOP") consulting services. For more basic investment needs, we offer SIMPLE IRA and payroll deduction plans;

  •
  To large institutional clients, we also offer investment-only products, including guaranteed investment contracts ("GICs") and funding agreements; and

  •
  To employees of businesses and other individuals, we offer the ability to accumulate funds for retirement and savings through mutual funds, individual annuities and bank products.

        We organize our U.S. asset accumulation operations into six product and service categories: full service accumulation, Principal Funds (our mutual fund business), individual annuities, bank and trust services, investment only and full service payout.

Full Service Accumulation

Products

        We offer a wide variety of investment and administrative products for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, non-qualified executive benefit plans and ESOPs. A 403(b) plan is a plan described in Section 403(b) of the Internal Revenue Code that provides retirement benefits for employees of tax-exempt organizations and public schools.

        Full service accumulation products respond to the needs of plan sponsors seeking both administrative and investment services for defined contribution plans or defined benefit plans. The investment component of both the defined contribution and defined benefit plans may be in the form of a general account, separate account or a mutual fund offering.

        As of December 31, 2007, we provided full service accumulation products to 33,053 defined contribution pension plans, of which 27,076 were 401(k) plans, covering 3.1 million plan participants, and to 2,745 defined benefit pension plans, covering 339,356 plan participants. As of December 31, 2007, approximately 70% of our full service accumulation account values were managed by Principal Global Investors. Third-party asset managers provide asset management services with respect to the remaining assets.

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

Markets and Distribution

        We offer our full service accumulation products and services to employer-sponsored pension plans, including qualified and non-qualified defined contribution plans and defined benefit plans. Our primary target market is plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. According to Spectrem Group, in 2006, only 15% of businesses with between 5 and 99 employees, and 47% of businesses with between 100 and 500 employees, offered a 401(k) plan. The same study indicates that 63% of employers with between 500 and 1,000 employees; 71% of employers with between 1,000 and 5,000 employees; and 90% of employers with 5,000 or more employees offered a 401(k) plan in 2006.

        We distribute our full service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2007, approximately 315 retirement services sales representatives in over 42 offices, operating as a wholesale distribution network, maintained relationships with over 8,810 independent brokers, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent broker. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent brokers, consultants and agents a commission or fee.

        As of December 31, 2007, we had a separate staff of over 222 service and education specialists located in the sales offices who play a key role in the ongoing servicing of pension plans by: providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their pension plans. The following summarizes our distribution channels:

  •
  We distribute our annuity-based products through sales representatives, agents and brokers who are primarily state licensed individuals.

  •
  Principal Advantage, our mutual fund-based product, is targeted at defined contribution plans through broker/dealer distribution channels. Principal Advantage gives us access to Financial Industry Regulatory Authority (formerly known as the National Association of Securities Dealers)-registered distributors who are not traditional sellers of annuity-based products and broadens opportunities for us in the investment advisor and broker-dealer distribution channels.

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

        We believe that our approach to full service accumulation plan services distribution gives us a local sales and service presence that differentiates us from many of our competitors. We have also recently established a number of marketing and distribution relationships to increase the sales of our accumulation products with firms such as Bank of America and Smith Barney.

Principal Funds

        We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals, businesses and institutional investors for use within variable life and variable annuity contracts, for use in employer-sponsored pension plans, as a rollover investment option, and for general investment purposes.

Products and Services

        We were ranked in the top quartile among U.S. mutual fund managers in terms of total mutual fund AUM as of December 31, 2007, according to the Investment Company Institute ("ICI"). At $63.5 billion in AUM, we rank 41 out of 330 according to the ICI. We provide accounting, compliance, corporate governance and product development for all mutual funds we organize. As of December 31, 2007, our mutual fund operations served approximately 1.9 million mutual fund shareholder accounts.

        Principal Investors Fund.    Principal Investors Fund is a series mutual fund, which as of December 31, 2007, offered 68 investment options. This fund acts as the funding vehicle for Principal Advantage, the defined contribution product described above under "U.S. Asset Accumulation Segment-Full Service Accumulation Products." This fund also offers retail classes of shares to individuals for IRA rollovers ("J shares") and general investment purposes (A, B and C shares) and a class of shares ("I shares") offered primarily to specified institutional investors. As of December 31, 2007, the J share retail class of shares had $5.0 billion in AUM; $1.6 billion of the retail AUM invests in other share classes of Principal Investors Funds. All other share classes of Principal Investors Funds, including seed money, had $51.3 billion of AUM. We report the results for this fund, excluding the retail AUM, under "Full Service Accumulation." We report the results of the retail assets under "Principal Funds."

        Principal Variable Contracts Fund.    Principal Variable Contracts Fund is a series mutual fund, which, as of December 31, 2007, provided 40 investment options for use as funding choices in variable annuity and variable life insurance contracts issued by Principal Life Insurance Company ("Principal Life") and other insurance companies. As of December 31, 2007, this fund had $7.2 billion in AUM. AUM backing Principal Life variable annuity contracts is reported in this segment under "Individual Annuities." AUM backing Principal Life variable life insurance contracts is reported in the Life and Health Insurance segment.

        Principal Managed Portfolio.    Principal Managed Portfolio is a wrap product offered by our registered investment advisor, Princor Financial Services Corporation ("Princor"), which only invests in Principal Investors Funds. We started to market this product in mid-2005. Clients are charged a quarterly asset-based fee on this account. As of December 31, 2007, Principal Managed Portfolio had accumulated $676.0 million in assets.

        Principal Advisory Select.    Principal Advisory Select Program is an investment advisory program that permits the client to invest in a broad array of investments and is a non-discretionary investment advisory program. Clients are charged a quarterly asset-based fee on this account. As of December 31, 2007, Principal Advisory Select had accumulated $1.2 billion in assets.

        WM Advisors, Inc.    On December 31, 2006, we completed the purchase of WM Advisors, Inc. and its subsidiaries from Washington Mutual, Inc. for a total cost of $741.1 million in cash at the time of closing. WM Advisors, Inc. was the manager of the WM Funds, a family of 40 retail mutual funds and variable trust funds. As of December 31, 2006, the WM Funds acquired had $22.5 billion in AUM. During 2007, the WM Funds were integrated into the Principal Investors Fund and Principal Variable Contracts Fund.

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

        Our retail mutual funds are sold primarily through our affiliated financial representatives, independent brokers registered with our securities broker-dealer, Princor, registered representatives from other broker-dealers, direct deposits from our employees and others and Principal Connection. Princor recruits, trains and supervises registered representatives selling our products. With the WM Advisors, Inc. acquisition, we obtained established relationships with a number of marketing and outside broker dealer distributors to increase the sales of our mutual fund products.

Individual Annuities

        Individual annuities offer a tax-deferred means of accumulating retirement savings, as well as a tax-efficient source of income during the payout period.

Products

        We offer both fixed and variable annuities to individuals and pension plans. Individual annuities may be categorized in two ways: (1) deferred, in which case assets accumulate until the contract is surrendered, the customer dies or the customer begins receiving benefits under an annuity payout option, or (2) immediate/payout, in which case payments begin within one year of issue and continue for a fixed period of time or for life.

        Fixed Deferred Annuities.    Our individual fixed deferred annuities consist of both single premium deferred annuity contracts and flexible premium deferred annuity contracts ("FPDAs"). Some FPDA contracts limit the period of time deposits are allowed (i.e., only one year). For most contracts, the principal amount is guaranteed. We credit the customer's account with a fixed interest rate and for a specified time period, typically one, three or five years. Thereafter, we reset, typically annually, the interest rate credited to the contract based upon our discretion, taking into account market and other conditions. We also offer a fixed deferred annuity where the interest credited is linked to an external equity index, subject to maximum and minimum values. Our major source of income from fixed deferred annuities is the spread between the investment income earned on the underlying general account assets and the interest rate credited to the contracts. We bear the investment risk because, while we credit customers' accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate. Principal Global Investors manages the assets supporting these contracts.

        Variable Deferred Annuities.    Individual variable deferred annuities are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals. Customers have the flexibility to allocate their deposits to investment sub-accounts managed by Principal Global Investors, or other third-party asset managers. As of December 31, 2007, 66% of our $5.3 billion in variable annuity account balances was allocated to investment sub-accounts and our general account, which are managed by Principal Global Investors and 34% to investment sub-accounts managed by third-party asset managers. Generally speaking, the customers bear the investment risk and have the right to allocate their assets among various separate investment sub-accounts. The value of the annuity fluctuates in accordance with the experience of the investment sub-accounts chosen by the customer. Customers have the option to allocate all or a portion of their account to our general account, in which case we credit interest at rates we determine, subject to contractual minimums. Customers may also elect an enhanced death benefit guarantee (commonly known in the industry as a guaranteed minimum death benefit, or "GMDB") and/or a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or "GMWB"). The GMWB feature became available in 2005. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account.

        Fixed Immediate Annuities.    Our individual fixed immediate annuities consist almost exclusively of single premium immediate annuity contracts ("SPIAs"). SPIAs are products where the customer makes a single deposit, and from which periodic benefit payments are made. Payments may be contingent upon the survival of one or two individuals, or payments may be fixed, meaning payments are contractually guaranteed and do not depend on the continuing survival of any individual. Our major source of income from fixed immediate annuities is the spread between the investment income earned on the underlying general account assets and the interest rate implied in the calculation of annuity benefit payments. We bear the investment risk because we cannot be certain the investment income we earn on our general account assets will exceed the rate implied in the SPIA contracts. Principal Global Investors manages the assets supporting these contracts.

Markets and Distribution

        Our target markets for individual annuities include owners, executives and employees of small and medium-sized businesses, and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market both fixed and variable annuities to both qualified and non-qualified pension plans.

        We sell our individual annuity products through our affiliated financial representatives, who accounted for 26%, 40% and 43% of annuity sales for the years ended December 31, 2007, 2006 and 2005, respectively. The remaining sales were made through banks, brokerage general agencies, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. Although the overall percentage of sales from affiliated financial representatives has declined, they continued to be the primary distribution channel of our variable deferred annuities. The overall percentage decline is a result of focused efforts to increase fixed annuity sales through non-affiliated distribution channels.

Bank and Trust Services

        Bank and trust services include Principal Bank and Principal Trust Company. Principal Bank, our electronic banking operation, is a federal savings bank that began its activities in February 1998. We offer flexible banking products and services via the telephone, Internet, ATM or by mail. Our current products and services include a consumer suite of checking and savings accounts, money market accounts, certificates of deposit, consumer loans, home equity loans, home equity lines of credit, credit cards, debit cards, small account rollovers from qualified retirement plans and health savings accounts. In addition, we offer deposit and loan services to small and medium-sized businesses. As of December 31, 2007, Principal Bank had approximately 181,000 customers and approximately $1.9 billion in assets.

        We market our Principal Bank products and services to prospects and our existing customers, through Principal Connection and other means such as the Internet, direct mail and targeted advertising, with a primary focus on deepening existing relationships with customers of Principal Bank and Principal Financial Group, Inc. Through Principal Bank, we also pursue asset retention strategies with our customers who seek to transfer assets from our other asset accumulation products by offering them our banking products and services.

        Principal Trust Company is a Delaware state chartered non-deposit trust company. Principal Trust Company, chartered in 1899 as Delaware Charter Guarantee and Trust Company, is one of the largest non-deposit trust companies in the nation. As of December 31, 2007, we served as trustee to over 300,000 accounts and held assets in excess of $65 billion. Principal Trust Company may not accept deposits and cannot make personal or commercial loans.

        Principal Trust Company specializes in providing affordable and innovative trust solutions directed at self-directed tax-advantaged savings accounts, such as Individual Retirement Accounts ("IRAs"), Health Savings Accounts ("HSAs") and a full array of employee benefit plans and accounts including 401(k) and 403(b) plans, defined benefit pension plans, non-qualified executive benefit plans and ESOPs. We provide these services to Principal affiliates, brokerage firms, clearing firms, financial advisors and asset managers.

Investment Only

Products

        The three primary products for which we provide investment only services are: GICs; funding agreements and other investment only products.

        GICs and funding agreements pay a specified rate of return. The rate of return can be a floating rate based on an external market index or a fixed rate. Our investment only products contain provisions disallowing or limiting early surrenders, including penalties for early surrenders and minimum notice requirements.

        Deposits to investment only products are predominantly in the form of single payments. As a result, the level of new deposits can fluctuate from one fiscal quarter to another. Assets invested in GICs and funding agreements generate a spread between the investment income earned by us and the amount credited to the customer. Our other investment only products consist of separate accounts invested in either equities or fixed income instruments. Principal Global Investors manages the assets supporting investment only account values.

Markets and Distribution

        We market GICs and funding agreements primarily to pension plan sponsors and other institutions. We also offer them as part of our full service accumulation products. We sell our GICs primarily to plan sponsors for funding of tax-qualified retirement plans. We sell our funding agreements directly to institutions that may or may not be pension funds and unconsolidated special purpose vehicles domiciled either in the U.S. or offshore for funding agreement-backed note programs. The funding agreements sold as part of these funding agreement-backed note programs work by having investors purchase debt obligations from the special purpose vehicle which, in turn, purchases the funding agreement from us with terms similar to those of the debt obligations. The strength of this market is dependent on debt capital market conditions. As a result, our sales through this channel can vary widely from one quarter to another. In addition to the special purpose vehicle selling the funding agreement-backed notes to U.S. and foreign institutional investors, the special purpose vehicle may also sell notes to U.S. retail investors through a SEC-registered shelf debt issuance program.

Full Service Payout

Products

        Full service payout products respond to the needs of pension plan participants who, upon retirement or termination of their employment, seek a guaranteed income stream. Plan participants who seek these services include those from pension plans we service, as well as pension plans other providers service. We primarily offer single premium group annuities, which are immediate or deferred annuities that provide a current or future specific income amount, fully guaranteed by us. These are available to defined contribution and defined benefit plan participants. We make regular payments to individuals, invest the underlying assets on their behalf and provide tax reporting to them. We also reinsure single premium immediate annuities issued by another insurer.

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

        Premium received from full service payout products are generally in the form of single payments. As a result, the level of new premiums can fluctuate depending on the number of retirements and large-scale annuity sales in a particular fiscal quarter. Principal Global Investors manages the assets supporting full service payout account values.

Markets and Distribution

        Our primary distribution channel for full service payout products is comprised of several specialized home office sales consultants working through consultants and brokers that specialize in this type of business. Our sales consultants also make sales directly to institutions. Our nationally dispersed retirement services sales representatives act as a secondary distribution channel for these products. Principal Connection also distributes full service payout products to participants in plans we service who are terminating employment or retiring. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the Internet or by mail.

Global Asset Management Segment

        Our Global Asset Management segment consists of Principal Global Investors and its affiliates. We focus on providing a diverse range of asset management services covering a broad range of asset classes, investment styles and portfolio structures to our other segments and third-party institutional clients.

        As of December 31, 2007, Principal Global Investors, together with its affiliates, Principal Real Estate Investors, Spectrum Asset Management, Post Advisory Group, Columbus Circle Investors, Edge Asset Management and Morley Financial Services managed $236.0 billion in assets. Morley Financial Services was acquired on August 31, 2007. Edge Asset Management was acquired on December 31, 2006 as part of the WM Advisors, Inc. acquisition. We have offices outside of the U.S. in the United Kingdom, Australia, Singapore and Japan.

Products and Services

Fee Mandate Business

        Our fee mandate business provides focused investment advisory services across a broad range of asset classes, investment styles and portfolio structures. These services are provided for a fee as defined by the client mandate. We are diversified across three primary asset classes.

        Equity Investments.    As of December 31, 2007, Principal Global Investors, along with Columbus Circle Investors and Edge Asset Management managed $68.1 billion in global equity assets. Our equity capabilities encompass large-cap, mid-cap and small-cap stocks in developed and emerging markets worldwide. As of December 31, 2007, 43% of equity AUM was derived from our pension products, 33% from other products of the Principal Financial Group and the remaining 24% from third-party institutional clients.

        Fixed Income Investments.    Principal Global Investors, along with Spectrum Asset Management, Post Advisory Group, Edge Asset Management and Morley Financial Services managed $122.5 billion in global fixed income assets as of December 31, 2007. Collectively, we provide our clients with access to investment-grade corporate debt, government bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities, high yield and municipal bonds, private and syndicated debt instruments and preferred securities. As of December 31, 2007, 33% of these assets were derived from our pension products, 23% from other products of the Principal Financial Group, and the remaining 44% from third-party institutional clients.

        Real Estate Investments.    Principal Global Investors, through its affiliate Principal Real Estate Investors, managed a portfolio of primarily U.S. commercial real estate assets of $43.7 billion as of December 31, 2007. Principal Real Estate Investors provides our clients with a broad range of real estate investment options, including private real estate equity, commercial mortgages, credit tenant debt, construction-permanent financing, bridge/mezzanine loans, commercial mortgage-backed securities and real estate investment trusts. As of December 31, 2007, 36% of the commercial real estate portfolio was derived from our pension products, 25% from other products of the Principal Financial Group and the remaining 39% from third-party institutional clients.

Spread and Securitization Business

        We also have spread and securitization businesses. Principal Commercial Acceptance offers commercial real estate niche financing opportunities, including bridge/mezzanine loans and land loans. We had $0.4 billion of bridge/mezzanine loans as of December 31, 2007. Principal Commercial Funding in partnership with Principal Real Estate Investors historically had originated commercial mortgage loans, warehoused pool loans and facilitated the issuance of mortgage-backed securities. In 2005, Principal Real Estate Investors and U.S. Bank National Association, the principal banking subsidiary of U.S. Bancorp, created Principal Commercial Funding II, a jointly-owned business that competes in the commercial mortgage-backed securities ("CMBS") market. This company is the CMBS platform for both Principal Real Estate Investors and U.S. Bank National Association and focuses on securitizing commercial mortgages originated by both Principal Real Estate Investors and U.S. Bank National Association on their behalf. Principal Commercial Funding II started contributing collateral to securitizations during the first quarter of 2006.

Markets and Distribution

        We employed 122 institutional sales, relationship management and client service professionals as of December 31, 2007, who worked with consultants and directly with large investors to acquire and retain third-party institutional clients. As of December 31, 2007, Principal Global Investors and its affiliates have approximately 460 third-party institutional clients with $87.3 billion of AUM in 25 countries.

International Asset Management and Accumulation Segment

        Our International Asset Management and Accumulation segment consists of Principal International, which has operations in Brazil, Chile, China, Hong Kong, India, Malaysia and Mexico. We focus on countries with favorable demographics and growing long-term savings and defined contribution markets. We entered these countries through acquisitions, start-up operations and joint ventures.

        The activities of Principal International reflect our efforts to accelerate the growth of our AUM by capitalizing on the international trend toward private sector defined contribution pension systems and individual long-term savings. Through Principal International, we offer retirement products and services, annuities, mutual funds, institutional asset management and life insurance accumulation products.

Products, Markets and Distribution

        Brazil.    In Brazil we offer pension, retirement and asset accumulation products through a minority-held joint venture arrangement with Banco do Brasil, which has a 3,977 branch network. We are Banco do Brasil's exclusive partner for distributing pension, retirement and long-term asset accumulation products. Our joint venture provides defined contribution products, complementary life protection and annuities for the retirement needs of employers and individuals. Banco do Brasil's employees sell these products directly to individual clients through its bank branches. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public, and (2) Banco do Brasil's corporate account executives selling to existing corporate clients. Based upon managed assets, our joint venture ranked third in the private pension market as of December 2007.

        Chile.    In Chile we offer long-term savings products, retirement annuities, mutual funds, life insurance accumulation products, mortgage loans and institutional asset management services.

        We offer retirement annuities to individuals exiting the pre-retirement accumulation system. We distribute our annuity products through a network of brokers and independent agents, of which we had 163 as of December 31, 2007.

        We serve the voluntary/complementary long-term savings market by offering "APV plans" (qualified individual solutions). As of September 30, 2007, we ranked first in AUM for mutual fund companies offering these plans. We distribute to retail clients through our proprietary sales force, alliances with financial institutions and the largest retailer in Chile, Falabella.

        In addition, we market life insurance accumulation products (qualified and non-qualified) to individuals through brokers; originate, sell and service individual residential mortgage loans in Chile through our proprietary sales force; and offer asset management services to institutional investors and family businesses through our proprietary staff.

        China.    In China we market mutual funds through a minority-held joint venture with China Construction Bank ("CCB"). We sell mutual funds primarily through our partner bank, CCB. This bank delivers expansive distribution capabilities for the joint venture in terms of brand awareness and the number of outlets, of which we had 13,000 as of December 31, 2007.

        Hong Kong.    In Hong Kong we sell defined contribution, mutual fund and institutional asset management products.

        We have subsidiaries in Hong Kong that actively compete in the defined contribution pension plan market. The government requires both employers and employees to contribute 5% of an employee's income to a Mandatory Provident Fund. We target small and medium-sized employers and distribute products through strategic alliances with insurance companies, mutual funds or banks, direct marketing and through our own sales representatives. Our strategic partners distribute our Mandatory Provident Fund products and services, or use our administrative and investment services in their own products.

        We compete in the Hong Kong mutual fund market distributed primarily through strategic alliances with banks to retail customers. In addition, we have initiated our development of an institutional asset management business distributed primarily through strategic alliances with banks to retail customers.

        India.    In India we offer mutual funds, insurance brokerage and institutional asset management products.

        We compete in the mutual fund market, managing and administering funds for both individuals and corporations. We sell our mutual funds through regional offices and regional bank branches located throughout India. In addition to the current mutual fund business, we are positioning ourselves to compete in the emerging pension and long-term savings market in India.

        We have a joint venture agreement with Punjab National Bank ("PNB") and Vijaya Bank, two large Indian commercial banks with a combined branch network of approximately 5,000, to sell mutual funds and related financial services in India.

        We have a stake in a company that is a distributor of financial products including mutual fund products for other providers, bonds, retail debt offerings and portfolio management services.

        We also have a stake and management control of an insurance brokerage company in India. We broker insurance products through regional offices and regional bank branches located throughout India.

        Discussions are taking place with our partners to review the optimal ownership and organizational structure for the future, including distribution.

        Malaysia.    In Malaysia we offer conventional and Islamic mutual funds through our minority-held joint venture with CIMB Group, a large Malaysian bank holding company with a presence in many southeast Asian countries. The company markets mutual funds through wholesale bank channels and its own sales force of around 5,000 agents. The joint venture's main bank channel is through the 380 CIMB Bank branches. As of September 30, 2007, our joint venture company ranked third in unit trust assets managed and second in Islamic unit trust assets managed in the Malaysian asset management industry. In addition, the company manages a significant amount of institutional asset mandates ranking first among asset management companies as of September 30, 2007. The joint venture began an asset management start-up operation in Singapore, CIMB-Principal Asset Management (S) Pte Ltd, in 2007 and acquired a small asset management operation in Indonesia, PT Niaga Aset Manajem.

        Mexico.    In Mexico we offer defined contribution pension products, mutual funds, annuities and asset management services to institutional clients.

        Through our private pension company, we manage and administer more than 3 million individual retirement accounts under the mandatory privatized social security system for all non-government employees in Mexico. We distribute products and services through a proprietary sales force of sales representatives, of which we had approximately 2,000 as of December 31, 2007, as well as independent brokers, who sell directly to individuals.

        Through our mutual fund company, we distribute products and services through a sales force of approximately 100 employees and through distribution agreements with other financial entities. We administer annuities and life products that complement these annuities, which we previously distributed directly to customers who were exiting the pre-retirement accumulation system. We have temporarily suspended sales of our annuity and life products in Mexico due to unfavorable market conditions.

        Our focus is on both pre-retirement and post-retirement savings plans. Mexico has also initiated institutional asset management services, offering both domestic and international products.

Life and Health Insurance Segment

        Our Life and Health Insurance segment offers (1) individual life insurance (2) group health insurance and (3) specialty benefits, which includes group dental, group vision, group life, group long-term disability, group short-term disability and individual disability insurance throughout the U.S. We focus on providing comprehensive insurance solutions for small and medium-sized businesses.

Individual Life Insurance

        We began as an individual life insurer in 1879. Our U.S. operations administer approximately 600,000 individual life insurance policies with $113.2 billion of individual life insurance in force as of December 31, 2007. As of September 30, 2007, our life insurance business was ranked 22nd in the U.S. for annualized sales according to LIMRA.

Products and Services

        We offer a variety of individual life insurance products, including universal and variable universal life insurance and term life insurance sold through traditional retail insurance intermediaries. In addition, we have an increasing focus on using these products for nonqualified executive benefits for small and medium-sized businesses.

        Nonqualified Executive Benefits.    Small and medium-sized companies are challenged with how to build quality benefits packages for executives, how to transition the company's ownership to a partner or family member and how to save for retirement. In addition, executives and other key employees often have personal insurance needs. These needs are the focus of our products within the individual life insurance arena.

        We have a growing focus and expertise in providing executive life insurance benefits to companies designated by the Internal Revenue Service ("IRS") as S-corporations, in addition to traditional C-corporation clients. As a growing segment of the small and medium-sized business market, S-corporations require unique plan designs that meet very specific legal requirements.

        Universal and Variable Universal Life Insurance.    Universal and variable universal life insurance products offer life insurance protection for which both the premium and the death benefit may be adjusted by the policyholder. Universal life insurance usually includes a cash value account that accumulates at a floating interest rate, with a minimum rate guarantee. Variable universal life insurance substitutes various investment options for the single floating interest rate of universal life insurance.

        For the year ended December 31, 2007, 88% of individual life insurance annualized first year premium sales have come from universal and variable universal life insurance products. Universal and variable universal life insurance represents 55% of individual life insurance premium and deposits for the year ended December 31, 2007, and 46% of individual life insurance in force as of December 31, 2007. Variable universal life insurance products represented 41% of our universal and variable universal life insurance deposits for the year ended December 31, 2007.

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

        Traditional Life Insurance.    Traditional life insurance includes participating whole life, adjustable life products and non-participating term life insurance products. Participating products and non-participating term life insurance products each represented 6% of our individual life insurance annualized first year premium sales for the year ended December 31, 2007, and 28% and 26%, respectively, of individual life insurance in force as of December 31, 2007. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to reset the premium and face amount combination. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Policyholder dividends are not paid on term insurance.

Group Health Insurance

        We began offering group health insurance in 1941. We offer a variety of traditional group medical insurance products, consumer driven high deductible health plans with health savings accounts, administrative services and wellness products. We provide administrative services on a fee-for-service basis for medical, dental, disability, vision and wellness benefits.

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

        Group Health Insurance.    As of December 31, 2007, we provided group medical insurance benefits to more than 19,000 employer customers and their 566,000 employees and dependents. Our traditional group medical insurance plans provide reimbursement of medical expenses for insured employees and their dependents. These members are responsible for deductibles, co-payments and co-insurance. Through our wholly owned subsidiary, HealthRisk Resource Group, LLC., we negotiate discounts with providers on claims for which we have no other pre-arranged discount.

        Our consumer-driven health care plans offer greater flexibility for employers and more opportunity for members to take charge of their health and health care. We offer Health Reimbursement Arrangements ("HRA") and HSAs. The Principal HRA is an employer funded benefit plan that allows the employer to design a consumer driven health care program to meet their specific needs. The employer determines if a deductible applies before the HRA, what percentage the HRA reimburses, the maximum benefit, the ability to roll over the funds to future periods and accessibility of the funds when employment has ended. The Principal Health Savings Account ("Principal HSA") can be funded by employers and employee members. Money can be contributed pre-tax and grows tax free. Funds can be used to pay for qualified medical expenses tax free. The account is portable from job to job or from work to retirement. The Principal

HSA is coupled with a high deductible health plan, typically either insured or administered by Principal Life. The Principal HSA features a checking account with a debit card and certificates of deposit through Principal Bank and investment options through Princor Financial Services Corporation. Because of these internal resources and expertise, we are uniquely positioned to offer competitive and high-quality health savings account plans and high deductible health plans.

        Fee-for-Service.    We offer administration of group medical, dental, disability and vision benefits on a fee-for-service basis to over 360 self-insured employers and their approximately 1.0 million employees and dependents as of December 31, 2007. Effective September 1, 2007, we entered into an agreement with Aetna Signature Administrators to utilize their networks, which has improved our competitive position in a number of markets.

        We also recognize the importance of promoting healthy behavior. Principal Wellness Company contributes expertise in providing wellness screenings, counseling and services to employers and their employees, demonstrating health improvement through reduced health insurance claim costs, reduced absenteeism and increased employee productivity. This preventative focus has been integrated into both our fully-insured and fee-for-service offerings. We provide wellness services to over 350 employers and nearly 110,000 employees.

Specialty Benefits

        Specialty benefits, which includes group dental, vision and life insurance, as well as individual and group disability insurance, is an important component of the employee benefit offering at small and medium-sized businesses. We offer traditional employer sponsored and voluntary products for group dental, vision, life and disability. We began selling our first specialty benefit products in 1941 with group disability and group life insurance. We began selling individual disability insurance in 1952 and group dental and group vision insurance in the late 1960s.

Products and Services

        Group Dental and Vision Insurance.    Group dental and vision insurance plans provide partial reimbursement for dental and vision expenses. As of December 31, 2007, we had approximately 37,100 group dental and vision insurance policies in force covering nearly 1 million employee lives. According to LIMRA, we were the 5th largest group dental insurer in terms of number of contracts/employer groups in force in 2006. In addition to indemnity and PPO dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Principal Dental Services, Inc. subsidiary.

        Group Life Insurance.    Group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2007, we had approximately 53,000 group policies providing $125.2 billion of group life insurance in force to approximately 2.3 million employee lives. According to LIMRA in 2006, we were ranked 4th in the U.S. in terms of the number of life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 96% and 4% respectively of our total group life insurance in force as of December 31, 2007. We no longer market group universal life insurance to new employer groups.

        Group Disability Insurance.    Group disability insurance provides a benefit to insured employees who become disabled. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. Long-term disability represents 63% of total group disability premium, while short-term disability represents 37% of total group disability premium. In addition, we provide disability management services, also called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2007, we served approximately 1.5 million employee lives under nearly 32,000 contracts, with our group short-term disability business being ranked 4th and our group long-term disability business being ranked 6th in the U.S. as of December 31, 2006, in terms of number of contracts/employer groups in force, according to LIMRA.

        Individual Disability Insurance.    Individual disability insurance products provide a benefit to the insured member in the event he/she becomes disabled. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business overhead expenses for a disabled business owner, and for the purchase by the other business owners of the disabled business owner's interests in the business. As of December 31, 2007, we served approximately 114,000 individual disability policyholders, with our individual disability business being ranked 7th in the U.S. as of December 31, 2006, in terms of premium in force, according to LIMRA.

Life and Health Markets and Distribution

        For each of our products, administration and distribution channels are customized to meet customer needs and expectations for that product.

        We sell our individual life and individual disability income products in all 50 states and the District of Columbia, primarily targeting owners and executives of small and medium-sized businesses. Small and medium-sized business sales represented 79% of individual life sales and 64% of individual disability sales for the year ended December 31, 2007, based on first year annualized premium.

        We distribute our individual insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 42% of individual life insurance sales based on first year annualized premium and 18% of individual disability sales for the year ended December 31, 2007. We had 1,114 affiliated financial representatives in 29 offices. Although they are independent contractors, we have a close tie with affiliated financial representatives and offer them benefits, training and access to tools and expertise. To meet the needs of the various marketing channels, particularly the independent brokers, we employ wholesale distributors — Regional Vice Presidents for individual life and Disability Income Regional Vice Presidents for individual disability. A key differentiator in the nonqualified executive benefit sale is our Regional Vice Presidents-Nonqualified Plans, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

        We market our group medical, life, disability, dental and vision insurance products to small and medium-sized businesses, primarily targeting our sales toward owners and human resources professionals. We sell our group life, disability and dental products in all 50 states and the District of Columbia. We sell vision coverage in 48 states, plus the District of Columbia. We sell our group medical insurance in 34 states and the District of Columbia with a focus on 13 states that we consider to have the best competitive environments. We continually adapt our products and pricing to meet local market conditions. We market our fee-for-service capabilities to employers that self-insure their employees' benefits. We sell our fee-for-service business in all 50 states and the District of Columbia.

        Group insurance and fee-for-service products are distributed through independent benefit brokers, consultants, financial planners and the same channels that sell our U.S. asset accumulation products. To reach these marketers, we employ three types of wholesale distributors: our medical sales representatives, our non-medical sales representatives (for Specialty Benefits products) and an independent wholesale organization, Rogers Benefit Group, dedicated to marketing group medical, life, disability, dental and vision insurance products. We have also formed a number of strategic distribution alliances with national brokerages and regional brokerage agencies.

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

        As of December 31, 2007, we had 125 medical and non-medical sales representatives and 123 service representatives in 40 offices. Our medical and non-medical sales representatives accounted for 74% of our group insurance sales for the year ended December 31, 2007. The group sales force plays a key role in the ongoing servicing of the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans and solving any administrative issues; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their plans.

        Rogers Benefit Group is a marketing and service organization that represents major high quality insurance carriers specializing in group medical, life, disability and dental insurance plans. Our relationship with Rogers Benefit Group dates back to its creation in 1970. It accounted for 24% of our group insurance sales for the year ended December 31, 2007.

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

Competition

        Competition in our segments is based on a number of factors including: service, product features, price, investment performance, commission structure, distribution capacity, financial strength ratings and name recognition. We compete for customers and distributors with a large number of financial services companies such as banks, mutual funds, broker-dealers, insurers and asset managers. Some of these companies offer a broader array of products, more competitive pricing, greater diversity of distribution sources, better brand recognition or, with respect to insurers, higher financial strength ratings. Some may also have greater financial resources with which to compete or may have better investment performance at various times.

        Competition in the retirement services market is very fragmented. Our main competitors in this market include Fidelity, Nationwide, AXA, Mass Mutual and Manulife. We believe the infrastructure and system support needed to meet the needs of the small and medium-sized business market is a significant barrier to entry for our competitors. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than we do. There were over 8,000 mutual funds in the U.S. as of 2006 according to the Investment Company Institute 2007 Investment Company Fact Book. The institutional asset management market has grown at a rapid pace over the last decade. Our primary competitors in this market are large institutional asset management firms, such as J.P. Morgan Chase, Morgan Stanley Investment Management and T. Rowe Price, some of which offer a broader array of investment products and services and are better known. The asset management business has relatively few barriers to entry and continually attracts new entrants. The variable annuity market is also highly competitive. As we expand into additional distribution channels for this product, we will face strong competition from Nationwide and Hartford. Competition in the international markets in which we operate comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in a partnership with local firms, including ING, AXA, Allianz and AIG. In the highly competitive life and health insurance business, our competitors include other insurers such as UNUM, Guardian, Northwestern Mutual Life, Manulife, Blue Cross and Blue Shield organizations and health maintenance organizations such as United Health Care and Aetna. We believe we distinguish ourselves from our competitors through our:

  •
  full service platform;

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

Risk Management

        Like all financial services companies, we are exposed to a wide variety of financial, operational and other risks, as described in Item 1A. "Risk Factors". Effective enterprise risk management is, therefore, a key component of our business model. Enterprise risk management enables us to:

  •
  identify and successfully manage those risks that present profitable growth opportunities, and walk away from those that do not;

  •
  avoid surprises and deliver on the promises that we make; and

  •
  balance the sometimes competing demands of our various stakeholders, meet our customer obligations, satisfy regulatory requirements and optimize shareholder returns relative to the risks we take.

        We use a variety of methods to help us identify, monitor, measure, communicate and manage our risks within established limits and risk tolerances.

        Our Board of Directors and senior management are knowledgeable of and accountable for key risks. Our Board meets at least quarterly and regularly hears reports from the Chief Executive Officer, the Chief Operating Officer, the business unit Presidents, the Chief Financial Officer and the Chief Investment Officer. The Board has several committees, which include the Audit Committee, the Human Resources Committee and the Nominating and Governance Committee, that meet at least quarterly and address various aspects of risks. In addition, the Board of Directors and senior management receive quarterly updates from the Chief Risk Officer.

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

        Our enterprise risk management program is executed via a federated model. The Chief Risk Officer and the corporate risk units are independent of the business units, and work closely with the business units, providing oversight and integration of all risk management activities. Each business unit is responsible for identifying, monitoring, measuring and managing its risks, as well as monitoring how its risks impact our overall risk exposure. The business units provide risk reports to the Chief Risk Officer quarterly with current risk management information.

        We have established risk tolerances from an overall corporate perspective as well as for specific types of risks. All potentially significant actions are considered in terms of the possible impact on our risk profile, including the capital required, the impact on near term and long-term earnings and the ability to meet our targets with respect to return on equity, liquidity, debt/capital, cash coverage and other ratios and metrics. We monitor a variety of risk metrics on an on-going basis and make any necessary adjustments to help us stay within our established risk tolerances. We have developed a Business Continuity Program that identifies critical business functions and includes plans for their protection and recovery in the event of a disaster or other business interruption. We continually monitor emerging risks, and we regularly build upon our already strong risk management practices to incorporate updated modeling tools, processes and metrics which we actively use to better understand and manage our business. We have added three new risk metrics to our enterprise risk management framework:

  •
  Earnings at Risk, which is a measure of the potential reduction in operating earnings relative to baseline operating earnings under relatively adverse business and economic conditions.

  •
  Embedded Value at Risk, which is a measure of the potential reduction in embedded value relative to baseline embedded value under relatively adverse business and economic conditions.

  •
  Economic Total Asset Requirement, which is the total assets required to ensure that we can meet all of our obligations with a high degree of confidence. Economic Total Asset Requirement is the sum of Economic Reserves and Economic Capital.

Employees

        As of December 31, 2007, we had 16,585 employees. None of our employees are subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

Internet Website

        Our Internet website can be found at www.principal.com. We make available free of charge on or through our Internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the SEC. Also available free of charge on our Internet website, and in print to any requesting stockholder, is our code of business conduct and ethics, corporate governance guidelines and charters for the audit, human resources and nominating and governance committees of our Board of Directors. Also see Item 10. "Directors, Executive Officers and Corporate Governance."

Item 1A.    Risk Factors

        This section provides an overview of the risks that may impact our performance in the future. We have included the results of our sensitivity testing for risks that can be objectively and reliably quantified. The sensitivity testing results represent hypothetical scenarios. While these scenarios do not represent our expectations of future experience, they are intended to illustrate the potential impacts of reasonably possible hypothetical changes in experience. These sensitivities are based on our risk exposures at a point in time and may not be representative of future results.

A decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and AUM.

        Favorable performance by the U.S. and international securities markets increases investments in these markets and benefits our asset management and accumulation businesses and increases our AUM. Because the revenues of our asset management businesses are, to a large extent, based on the value of AUM, a decline in these securities markets would decrease our revenues. Turmoil in these securities markets could lead investors to withdraw from these markets, decrease their rates of investment or refrain from making new investments which may reduce our net income, revenues and AUM. Using assumptions and data in effect as of December 31, 2007, we estimate that an immediate 10% drop in the Standard & Poors index, followed by a 2% per quarter increase, would reduce our annual operating earnings by approximately 4% — 6%.

Our investment portfolio is subject to several risks which may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income.

  An increase in defaults on our fixed maturity securities portfolio may reduce our profitability.

        We are subject to the risk that the issuers of the fixed maturity securities we own will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of December 31, 2007, our U.S. investment operations held $44.5 billion of fixed maturity securities, or 74% of total U.S. invested assets, of which approximately 4.9% were below investment grade, including $48.2 million, or 0.11% of our total fixed maturity securities which we classified as either "problem," "potential problem," or "restructured." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturity Securities." As of December 31, 2007, the international investment operations of our fully consolidated subsidiaries held $2.7 billion, or 67%, of total international invested assets in fixed maturity securities, of which 19% are government bonds. Some non-government bonds have been rated on the basis of the issuer's country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations." An increase in defaults on our fixed maturity securities portfolio could harm our financial strength and reduce our profitability.

  An increased rate of delinquency and defaults on our commercial mortgage loans, especially those with balloon payments, could decrease our profitability.

        Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $10.8 billion represented 17% of our total invested assets as of December 31, 2007. As of December 31, 2007, loans that were in the process of foreclosure totaled $13.0 million, or 0.12% of our commercial mortgage loan portfolio. The performance of our commercial mortgage loan portfolio, however, may fluctuate in the future. An increase in the delinquency rate of our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

        As of December 31, 2007, approximately $9.1 billion, or 84%, of our commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with larger dollar amounts of payments becoming due in the later years of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with standard repayment schedules. Since most of the principal is being repaid at maturity, the amount of loss on a default is generally greater than on other commercial mortgage loans. An increase in defaults on such loans as a result of the foregoing factors could harm our financial strength and reduce our net income.

  We may have difficulty selling our privately placed fixed maturity securities, commercial mortgage loans and real estate investments because they are less liquid than our publicly traded fixed maturity securities.

        As of December 31, 2007, our privately placed fixed maturity securities, commercial mortgage loans and real estate investments represented approximately 42% of the value of our invested assets. If we require significant amounts of cash on short notice, we may have difficulty selling these investments at attractive prices, in a timely manner, or both.

  Derivative instruments may not be honored by counterparties resulting in ineffective hedging of our risks.

        We use derivative instruments to hedge various risks we face in our businesses. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." We enter into a variety of derivative instruments, including interest rate swaps, swaptions, futures, currency swaps, currency forwards, credit default swaps, treasury lock agreements, commodity swaps and options, with a number of counterparties. If, however, our counterparties fail to honor their obligations under the derivative instruments, we will have failed to effectively hedge the related risk. That failure may harm our financial strength and reduce our profitability.

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

        Credit extensions in the state of California accounted for 18%, or $1.9 billion, of our commercial mortgage loan portfolio as of December 31, 2007. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, such as earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California deteriorate or catastrophes occur, we may experience delinquencies on the portion of our commercial mortgage loan portfolio located in California in the future, which may harm our financial strength and reduce our profitability.

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

        Each of our segments faces strong competition. The primary competitors for our U.S. Asset Accumulation and Global Asset Management segments are asset managers, banks, broker-dealers and insurers. Our ability to increase and retain AUM is directly related to the performance of our investments as measured against market averages and the performance of our competitors. Even when securities prices are generally rising, performance can be affected by investment styles. Also, there is a risk that we may not be able to attract and retain the top talent needed to compete in our industry.

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

A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition.

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

  •
  cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations; and

  •
  increase our cost of capital and limit our access to the capital markets.

        Any of these consequences could adversely affect our profitability and financial condition.

Unforeseen increases in cash outflows may negatively impact our liquidity.

        We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in the interest rate environment or changes in our claims paying ability and financial strength ratings. For example, a significant increase in interest rates may cause our policyholders to withdraw the cash values of their policies in order to seek more attractive returns elsewhere. A downgrade in our financial strength ratings could also cause an increase in policyholder withdrawals. If policyholder withdrawals significantly exceed our expectations, we may be forced to borrow funds or liquidate investments to raise the funds necessary to fund the withdrawals. Liquidations may result in capital losses, particularly in periods of volatile interest rates. Because volatile interest rates often make it more difficult to sell certain fixed income securities, there is also a risk that we will find it difficult to raise the cash necessary to fund a very large amount of withdrawal activity.

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

        For further discussion on liquidity risk management, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Our efforts to reduce the impact of interest rate changes on our profitability and retained earnings may not be effective.

        We attempt to significantly reduce the impact of changes in interest rates on the profitability and retained earnings of our asset accumulation and life and health insurance operations. We accomplish this reduction primarily by managing the duration of our assets relative to the duration of our liabilities. During a period of rising interest rates, policy surrenders, withdrawals and requests for policy loans may increase as customers seek to achieve higher returns. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to such surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require us to accelerate amortization of deferred policy acquisition costs ("DPAC") relating to these contracts, which would further reduce our profitability.

        During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. For some of our products, such as guaranteed investment contracts and funding agreements, we are unable to lower the rate we credit to customers in response to the lower return we will earn on our investments. In addition, it may be more difficult for us to maintain our desired spread between the investment income we earn and the interest we credit to our customers during periods of declining interest rates, thereby reducing our profitability.

        We estimate that an immediate interest rate decrease of 100 basis points would reduce our operating earnings by less than 1% over the next year. However, if the lower interest rate level continues, the net impact could grow over time, as our existing investments mature and the proceeds are reinvested in lower yielding assets. Total cumulative operating earnings over the next 5 years could be reduced by approximately 1% per year if interest rates were to remain at the lower levels.

        For further discussion on interest rate risk management, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk".

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

        Our international businesses face political, legal, operational and other risks that we do not face in our operations in the U.S. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Some of our international businesses are, and are likely to continue to be, in emerging or potentially volatile markets. In addition, we rely on local staff, including local sales forces, in these countries where there is a risk that we may encounter labor problems with local staff, especially in countries where workers' associations and trade unions are strong. If our business model is not successful in a particular country, we may lose all or most of our investment in that country.

We may face losses if our actual experience differs significantly from our pricing and reserving assumptions.

        Our profitability depends significantly upon the extent to which our actual claims experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The premiums that we charge and the liabilities that we hold for future policy benefits are based on assumptions concerning a number of factors, including the amount of premiums that we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, expenses and persistency, which is the measurement of the percentage of insurance policies remaining in force from year to year, as measured by premiums. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities. As a result, we may experience volatility in the level of our profitability and our reserves from period to period, particularly for our health and disability insurance products. To the extent that actual claims experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.

        For example, if mortality rates are higher than our pricing assumptions, we will be required to make greater claims payments on our life insurance policies than we had projected. However, this risk is partially offset by our payout annuity business, where an increase in mortality rates will result in a decrease in benefit payments. We estimate that an immediate and sustained 5% increase in all mortality rates above what we are expecting would reduce total company operating earnings by less than 1% over the next year.

        Our earnings may also be adversely impacted by an increase in morbidity rates. We estimate that an increase of 5 percentage points in our medical loss ratios above what we are expecting would reduce total company operating earnings by approximately 5-7% over the next year, and an increase of 5 percentage points in our dental, vision and disability loss ratios above what we are expecting would reduce total company operating earnings by approximately 3-4% over the next year.

        For additional information on our insurance reserves, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Insurance Reserves."

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

The pattern of amortizing our DPAC and other actuarial balances on our investment contract, participating life insurance and universal life-type products may change, impacting both the level of the asset and the timing of our net income.

        Amortization of the DPAC asset depends on the actual and expected profits generated by the lines of business that incurred the expenses. Expected profits are dependent on assumptions regarding a number of factors including investment returns, benefit payments, expenses, mortality and policy lapse. Due to the uncertainty associated with establishing these assumptions, we cannot, with precision, determine the exact pattern of profit emergence. As a result, amortization of DPAC will vary from period to period. To the extent that actual experience emerges less favorably than expected, or our expectation for future profits decreases, the DPAC asset may be reduced, reducing our profitability in the current period.

        For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates — Deferred Policy Acquisition Costs and Other Actuarial Balances."

We may need to fund deficiencies in our Closed Block assets.

        In connection with its conversion in 1998 into a stock life insurance company, Principal Life established an accounting mechanism, known as a "Closed Block" for the benefit of participating ordinary life insurance policies that had a dividend scale in force on July 1, 1998. Dividend scales are the actuarial formulas used by life insurance companies to determine amounts payable as dividends on participating policies based on experience factors relating to, among other things, investment results, mortality, lapse rates, expenses, premium taxes and policy loan interest and utilization rates. The Closed Block was designed to provide reasonable assurance to policyholders included in the Closed Block that, after the conversion, assets would be available to maintain the aggregate dividend scales in effect for 1997 if the experience underlying such scales were to continue.

        We allocated assets to the Closed Block as of July 1, 1998 in an amount such that we expect their cash flows, together with anticipated revenues from the policies in the Closed Block, to be sufficient to support the Closed Block business, including payment of claims, expenses, charges and taxes and to provide for the continuation of aggregate dividend scales in accordance with the 1997 policy dividend scales if the experience underlying such scales continues, and to allow for appropriate adjustments in such scales if the experience changes. We bear the costs of expenses associated with Closed Block policies and, accordingly, these costs were not funded as part of the assets allocated to the Closed Block. Any increase in such costs in the future will be borne by us. As of December 31, 2007, Closed Block assets and liabilities were $4,806.5 million and $5,811.0 million, respectively.

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

A pandemic, terrorist attack, or other catastrophic event could adversely affect our net income.

        Our mortality and morbidity experience could be adversely impacted by a catastrophic event. In addition, a severe catastrophic event may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. The resulting macroeconomic conditions could adversely affect our cash flows, as well as the value and liquidity of our invested assets. We may also experience operational disruptions if our employees are unable or unwilling to come to work due to a pandemic or other catastrophe. We have developed extensive contingency plans to minimize the risk of operational disruptions. In addition, our use of reinsurance reduces our exposure to adverse mortality experience. Despite these measures, we may still be exposed to losses in the event of a pandemic, terrorist attack, or other catastrophe.

Our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and profitability.

        We cede material amounts of insurance to other insurance companies through reinsurance. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies." However, we remain liable to the policyholder, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations, we will be forced to cover the claims on the reinsured policies. In addition, a reinsurer insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

        The premium rates that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions which limit the reinsurer's ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, our profitability may be negatively impacted if we are not able to pass the increased costs on to the customer. If reinsurers raise the rates that they charge on new business, we may be forced to raise the premiums that we charge, which could have a negative impact on our competitive position.

        To mitigate the risks associated with the use of reinsurance, we carefully select our reinsurers, and we monitor their ratings and financial condition on a regular basis. We also spread our business among several reinsurers, in order to diversify our risk exposure.

We face risks arising from acquisitions of businesses.

        We have engaged in acquisitions of businesses in the past, and expect to continue to do so in the future. We face a number of risks arising from acquisition transactions, including difficulties in integrating the acquired business into our operations, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entity, and unforeseen liabilities that arise in connection with the acquired business. These risks may prevent us from realizing the expected benefits from acquisitions.

Changes in laws, regulations or accounting standards may reduce our profitability.

  Changes in regulations may reduce our profitability.

        Our insurance business is subject to comprehensive state regulation and supervision throughout the U.S and in the international markets in which we operate. We are also impacted by federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulations and federal taxation. The primary purpose of state regulation of the insurance business is to protect policyholders, not stockholders. The laws of the various states establish insurance departments with broad powers to regulate such matters as:

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

        State insurance regulators, federal regulators and the National Association of Insurance Commissioners ("NAIC") continually reexamine existing laws and regulations, and may impose changes in the future.

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

  Changes in tax laws could increase our tax costs and reduce sales of our insurance, annuity and investment products.

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

        From time to time, Congress, as well as foreign, state and local governments, considers legislation that could increase our tax costs. If such legislation is adopted, our profitability could be negatively impacted.

  Repeal or modification of the federal estate tax could reduce our revenues.

        The Economic Growth and Tax Relief Reconciliation Act of 2001 (the "Act") amended the federal estate tax laws by increasing the amount of the unified credit beginning in 2002, thereby increasing the amount of property not subject to the estate tax. The Act also gradually reduces the federal estate tax rate over a period of years beginning in 2002, and repeals the tax entirely in 2010. The law in effect prior to the Act, however, is reinstated for years after 2010. Through the year ended December 31, 2007, we received recurring premium of $51.0 million for survivorship life insurance policies we have sold. A significant number of these policies were purchased for the purpose of providing cash to pay federal estate taxes. The reduction of the federal estate tax and temporary repeal could result in policyholders reducing coverage under, or surrendering, these policies.

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

        Accounting standards are subject to change and can negatively impact our profitability. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies." In addition to recently issued accounting guidance, the standard setters have a full agenda of topics they plan to review, any of which have the potential to negatively impact our profitability. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

A computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our earnings.

        We rely on computer systems to conduct business, including customer service, marketing and sales activities, customer relationship management and producing financial statements. While we have policies, procedures, automation and backup plans designed to prevent or limit the effect of failure, our computer systems may be vulnerable to disruptions or breaches as the result of natural disasters, man-made disasters, criminal activity, pandemics, or other events beyond our control. The failure of our computer systems for any reason could disrupt our operations, result in the loss of customer business and adversely impact our profitability.

        We retain confidential information on our computer systems, including customer information and proprietary business information. Any compromise of the security of our computer systems that results in the disclosure of personally identifiable customer information could damage our reputation, expose us to litigation, increase regulatory scrutiny and require us to incur significant technical, legal and other expenses.

Results of litigation and regulatory investigations may affect our financial strength or reduce our profitability.

        We are a plaintiff or defendant in actions arising out of our insurance businesses and investment operations. We are, from time to time, also involved in various governmental, regulatory and administrative proceedings and inquiries. These factors may affect our financial strength or reduce our profitability. For further discussion on litigation and regulatory investigation risk, see Item 3. "Legal Proceedings."

Fluctuations in foreign currency exchange rates could reduce our profitability.

        Principal International generally writes policies denominated in various local currencies and invests the premiums and deposits in local currencies. Although investing in local currencies limits the effect of currency exchange rate fluctuation on local operating results, fluctuations in such rates affect the translation of these results into our consolidated financial statements. For further discussion on foreign currency exchange risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

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

  •
  the classified board,

  •
  the director's discretion in determining what he or she reasonably believes to be in the best interests of Principal Financial Group, Inc.,

  •
  the liability of directors and

  •
  the elimination of the prohibition on stockholder actions by written consent.

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

Our financial results may be adversely impacted by global climate changes.

        Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased dramatically since the industrial revolution, resulting in a gradual increase in global average temperatures and an increase in the frequency and severity of natural disasters. These trends are expected to continue in the future, and have the potential to impact nearly all sectors of the economy to varying degrees. Our initial research indicates that climate change does not pose an imminent or significant threat to our operations or business, but we will continue to monitor new developments in the future.

        Potential impacts may include the following:

  •
  Changes in temperatures and air quality may adversely impact our mortality and morbidity rates. For example, increases in the level of pollution and airborne allergens may cause an increase in upper respiratory and cardiovascular diseases, leading to increased claims in our life, health and disability income business. However, the risk of increased mortality on our life insurance business is partly offset by our payout annuity business, where an increase in mortality results in a decrease in benefit payments.

  •
  Climate change may impact asset prices, as well as general economic conditions. For example, rising sea levels may lead to decreases in real estate values in coastal areas. Additionally, government policies to slow climate change (e.g., setting limits on carbon emissions) may have an adverse impact on sectors such as utilities, transportation and manufacturing. Changes in asset prices may impact the value of our fixed income, real estate and commercial mortgage investments. We manage our investment risks by maintaining a well-diversified portfolio, both geographically and by sector. We also monitor our investments on an on-going basis, allowing us to adjust our exposure to sectors and/or geographical areas that face severe risks due to climate change.

  •
  A natural disaster that affects one of our office locations could disrupt our operations and pose a threat to the safety of our employees. However, we have extensive Disaster Recovery programs in place to help mitigate this risk.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We own 26 properties in our home office complex in Des Moines, Iowa, and in various other locations. Of these 26 properties, 11 are office buildings, 2 are warehouse facilities, 11 are parking lots and ramps, 1 is a park/green space and 1 is a childcare center that is currently under construction. Of the office and warehouse space, we occupy approximately 90% of the 2.8 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants or is occupied by the property management company servicing these properties. Of the parking properties there are approximately 5,119 stalls, which does not include additional stalls that will be created once construction of a new parking ramp is completed. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

Item 3.    Legal Proceedings

        Disclosure concerning material legal proceedings can be found in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Contingencies, Guarantees and Indemnifications" under the caption, "Litigation and Regulatory Contingencies."

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

        J. Barry Griswell, 58, has been Chairman and Chief Executive Officer of the Company and Principal Life since 2002, a director of the Company since 2001 and a Principal Life director since 1998. Prior thereto, he had been President of the Company from April 2001 until June 2006, Chief Executive Officer of the Company since April 2001 and President and Chief Executive Officer of Principal Life since January 2000. He is a Chartered Life Underwriter, a Chartered Financial Consultant and a LIMRA Leadership Institute Fellow. Mr. Griswell is a director of Herman Miller, Inc., an office furnishings designer and manufacturer. He is Chairman of the Board and Chair of the Board's Executive Committee.

        John E. Aschenbrenner, 58, who heads the Life and Health Insurance division of our operations, has been President, Insurance and Financial Services, of the Company and of Principal Life since December 2003. Prior to that time, he served as Executive Vice President of the Company since April 2001, and Executive Vice President of Principal Life since January 2000. Mr. Aschenbrenner serves as a director of the Principal Mutual Funds.

        Michael H. Gersie, 59, has been Executive Vice President and Chief Financial Officer of the Company since April 2001, and Executive Vice President and Chief Financial Officer of Principal Life since January 2000.

        Daniel J. Houston, 46, was named Executive Vice President, Retirement and Investor Services, in June 2006. He has served as a Senior Vice President of Principal Life since 2000.

        Ellen Z. Lamale, 54, has been Senior Vice President and Chief Actuary of the Company since April 2001, and Senior Vice President and Chief Actuary of Principal Life since June 1999.

        Julia M. Lawler, 48, has been Senior Vice President and Chief Investment Officer of the Company and of Principal Life since July 2002. From 2000 - 2002, she was President of the Real Estate Equity Group of Principal Global Investors, LLC. From 1999 - 2000, she was Vice President — Capital Markets.

        James P. McCaughan, 54, who heads the Global Asset Management division of our operations, has been President, Global Asset Management of the Company and of Principal Life since December 2003. Prior to that time, he served as Executive Vice President and global head of asset management for the Company and Principal Life since April 2002. From 2000 - 2002, he was CEO of the Americas division of Credit Suisse Asset Management in New York, New York.

        Mary A. O'Keefe, 51, who heads Corporate Relations and Strategic Development, has been Senior Vice President and Chief Marketing Officer of the Company and Principal Life since February 2005, Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since January 1998.

        Gary P. Scholten, 50, has been Senior Vice President and Chief Information Officer of the Company and Principal Life since November 2002. From 1998 - 2002, he was Vice President of retail information services of Principal Life.

        Karen E. Shaff, 53, has been Executive Vice President and General Counsel of the Company and of Principal Life since February 2004. Prior thereto, she was Senior Vice President and General Counsel of the Company since April 2001, and Senior Vice President and General Counsel of Principal Life since January 2000.

        Norman R. Sorensen, 62, has been President of Principal International, Inc. since 1998, Senior Vice President, International Asset Accumulation, of the Company since April 2001, and Senior Vice President of Principal Life since December 1998.

        Larry D. Zimpleman, 56, has been President and Chief Operating Officer since June 2006 and oversees all of our global and domestic operations. He was President, Retirement and Investor Services of the Company and of Principal Life from December 2003 to June 2006. Prior thereto, he served as head of our International Asset Accumulation business since January 2003, our U. S. Asset Accumulation business since February 2002, and Executive Vice President of the Company and Principal Life since August 2001. Previously, Mr. Zimpleman was Senior Vice President of Principal Life from June 1999 — August 2001. Mr. Zimpleman serves on the Company's Board and as Chairman of the Board and a director of the Principal Mutual Funds.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 20, 2008, there were 474,032 stockholders of record of our common stock.

        The following table presents the high and low prices for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends
2007
First quarter	$64.17	$57.87	—
Second quarter	$64.92	$56.56	—
Third quarter	$63.24	$51.52	—
Fourth quarter	$70.85	$60.55	$0.90
2006
First quarter	$50.72	$45.91	—
Second quarter	$55.93	$48.51	—
Third quarter	$56.47	$52.62	—
Fourth quarter	$59.40	$53.75	$0.80

        We declared an annual cash dividend of $0.90 per common share on October 29, 2007, and paid such dividend on December 7, 2007, to stockholders of record on the close of business on November 16, 2007. We declared an annual cash dividend of $0.80 per common share on November 7, 2006, and paid such dividend on December 15, 2006, to stockholders of record on the close of business on November 22, 2006. Future dividend decisions will be based on and affected by a number of factors, including our operating results and financial requirements and the impact of regulatory restrictions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay us dividends.

        The following table presents the amount of our share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)(3)(4)
January 1, 2007 — January 31, 2007	530,243	$59.80		530,243	$218.3
February 1, 2007 — February 28, 2007	523,900	$62.86		523,900	$185.4
March 1, 2007 — March 31, 2007	687,786	$60.40		588,131	$150.0
April 1, 2007 — April 30, 2007	588	$60.23		—	$150.0
May 1, 2007 — May 31, 2007	152,398	$61.10		152,000	$390.7
June 1, 2007 — June 30, 2007	1,823,253	$59.55		1,822,600	$282.2
July 1, 2007 — July 31, 2007	545,533	$59.01		545,343	$250.0
August 1, 2007 — August 31, 2007	1,806,169	$55.37		1,806,000	$150.0
September 1, 2007 — September 30, 2007	1,416,961	$56.43		1,416,961	$70.0
October 1, 2007 — October 31, 2007	1,099,028	$63.75		1,098,439	$—
November 1, 2007 — November 30, 2007	2,917,645	$85.69	(4)	2,917,380	$250.0
December 1, 2007 — December 31, 2007	—	$—		—	$250.0

Total	11,503,504			11,400,997

(1)
The number of shares includes shares of common stock utilized to execute certain stock incentive awards in 2007: 99,655 shares in March, 588 shares in April, 398 shares in May, 653 shares in June, 190 shares in July, 169 shares in August, 589 shares in October and 265 shares in November.

(2)
On November 28, 2006, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. This program was completed in July 2007. Under this program, we acquired 4.2 million shares in the open market at an aggregate cost of $250.0 million.

(3)
On May 22, 2007, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. This program was completed in October 2007. Under this program, we acquired 4.3 million shares in the open market at an aggregate cost of $250.0 million.

(4)
During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. On November 30, 2007, we entered into an accelerated common stock repurchase agreement with a third party investment bank for an aggregate purchase price of $250.0 million. On this date, we paid $250.0 million and received the initial delivery of 2.9 million common shares, while retaining the right to receive additional common shares depending on the volume weighted-average price for our common stock over the program's execution period. The program was completed in January 2008, at which time we received 0.9 million additional common shares under this agreement, which were not reflected in the average price. As of December 31, 2007, $250.0 million remained under the November 2007 authorization.

Item 6.    Selected Financial Data

        The following table sets forth certain selected historical consolidated financial information of Principal Financial Group, Inc. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for each of the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for the years ended December 31, 2004 and 2003 and as of December 31, 2005, 2004 and 2003 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as "Other Supplemental Data") has been prepared in accordance with U.S. GAAP.

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

	As of or for the year ended December 31,
	2007(1)	2006(1)	2005(1)	2004	2003
	($ in millions, except as noted)
Income Statement Data:
Revenues:
Premiums and other considerations	$4,634.1	$4,305.3	$3,975.0	$3,710.0	$3,630.7
Fees and other revenues	2,634.7	1,902.5	1,717.8	1,491.7	1,196.5
Net investment income	3,966.5	3,620.6	3,358.0	3,223.6	3,228.1
Net realized/unrealized capital gains (losses)	(328.8)	44.7	(11.2)	(104.8)	(63.2)

Total revenues	$10,906.5	$9,873.1	$9,039.6	$8,320.5	$7,992.1

Income from continuing operations, net of related income taxes	$840.1	$1,035.4	$890.2	$700.6	$643.6
Income from discontinued operations, net of related income taxes(2)	20.2	28.9	28.8	130.7	106.1

Income before cumulative effect of accounting changes	860.3	1,064.3	919.0	831.3	749.7
Cumulative effect of accounting changes, net of related income taxes	—	—	—	(5.7)	(3.4)

Net income	860.3	1,064.3	919.0	825.6	746.3
Preferred stock dividends(3)	33.0	33.0	17.7	—	—

Net income available to common stockholders	$827.3	$1,031.3	$901.3	$825.6	$746.3

Earnings per Share Data:
Income from continuing operations, net of related income taxes, per share:
Basic	$3.04	$3.67	$3.03	$2.24	$1.98
Diluted	$3.01	$3.64	$3.01	$2.23	$1.97
Net income per share:
Basic	$3.12	$3.78	$3.13	$2.64	$2.29
Diluted	$3.09	$3.74	$3.11	$2.62	$2.28
Common shares outstanding at year-end (in millions)	259.1	268.4	280.6	300.6	320.7
Weighted-average common shares outstanding for the year (in millions)	265.4	272.9	287.9	313.3	326.0
Weighted-average common shares and potential common shares outstanding for the year for computation of diluted earnings per share (in millions)	268.1	275.5	289.9	314.7	326.8
Cash dividends per common share	$0.90	$0.80	$0.65	$0.55	$0.45

	As of or for the year ended December 31,
	2007(1)	2006(1)	2005(1)	2004	2003
	($ in millions, except as noted)
Balance Sheet Data:
Total assets	$154,520.2	$143,658.1	$127,035.4	$113,798.3	$107,754.4
Long-term debt	$1,398.8	$1,511.3	$855.7	$799.8	$1,330.1
Series A preferred stock	$—	$—	$—	$—	$—
Series B preferred stock	0.1	0.1	0.1	—	—
Common stock	3.9	3.8	3.8	3.8	3.8
Additional paid-in capital	8,295.4	8,141.8	8,000.0	7,269.4	7,153.2
Retained earnings	3,414.3	2,824.1	2,008.6	1,289.5	630.4
Accumulated other comprehensive income	420.2	846.9	994.8	1,313.3	1,171.3
Treasury stock, at cost	(4,712.2)	(3,955.9)	(3,200.1)	(2,331.7)	(1,559.1)

Total stockholders' equity	$7,421.7	$7,860.8	$7,807.2	$7,544.3	$7,399.6

Other Supplemental Data:
AUM ($ in billions)	$311.1	$256.9	$195.2	$167.0	$144.3
Number of employees (actual)	16,585	15,289	14,507	13,976	14,976

(1)
For a discussion of items materially affecting the comparability of 2007, 2006 and 2005, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations."

(2)
See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3, Discontinued Operations" for a description of our discontinued operations for 2007, 2006 and 2005. For each of the years ended December 31, 2004 and 2003, income from discontinued operations related to our sale of Principal Residential Mortgage, Inc., the sale of our Argentine companies and operating revenues of real estate properties that qualify for discontinued operations treatment. In addition, income from discontinued operations for the year ended December 31, 2003, related to our sale of BT Financial Group.

(3)
On June 16, 2005, we issued 13.0 million shares of non-cumulative perpetual preferred stock under our shelf registration. We declared preferred stock dividends of $33.0 million in 2007 and 2006 and $17.7 million in 2005.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses our financial condition as of December 31, 2007, compared with December 31, 2006, and our consolidated results of operations for the years ended December 31, 2007, 2006 and 2005, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

        Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to the risk factors listed in Item 1A. "Risk Factors."

Overview

        We provide financial products and services through the following reportable segments:

  •
  U.S. Asset Accumulation, which consists of our asset accumulation operations that provide retirement savings and related investment products and services. We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses. We offer to businesses products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, non-qualified executive benefit plans and employee stock ownership plan consulting services. We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals.

  •
  Global Asset Management, which consists of our asset management operations conducted through Principal Global Investors and its affiliates. Global Asset Management offers an extensive range of equity, fixed income and real estate investments as well as specialized overlay and advisory services to institutional investors.

  •
  International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, mutual funds, institutional asset management and life insurance accumulation products through operations in Brazil, Chile, China, Hong Kong, India, Malaysia, and Mexico.

  •
  Life and Health Insurance, which provides individual life insurance, group health insurance as well as specialty benefits in the U.S. Our individual life insurance products include universal and variable universal life insurance and traditional life insurance. Our health insurance products include group medical insurance and fee-for-service claims administration and wellness services. Our specialty benefit products include group dental and vision insurance, individual and group disability insurance and group life insurance.

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

Economic Factors and Trends

        Modest results in the equity markets along with an increase in net cash flow have led to increases in asset accumulation's account values and our asset management's AUM. The credit market disruptions and market illiquidity experienced during the second half of 2007 resulted in an increase in our realized and unrealized capital losses.

        In our International Asset Management and Accumulation segment, we continued to grow our existing business through organic growth in our existing subsidiaries and a combination of joint ventures and strategic acquisitions.

        Over the past few years, we have shifted our marketing emphasis to universal and variable universal life insurance products from traditional life insurance products in our Life and Health segment. We are also in the early stages of a trend toward voluntary individual life insurance and specialty benefit products sponsored by employers. Our health insurance business has become less competitive, which has led to declines in covered members.

Profitability

        Our profitability depends in large part upon our:

  •
  amount of AUM;

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

  •
  ability to effectively hedge fluctuations in foreign currency to U.S. dollar exchange rates on certain transactions; and

  •
  ability to manage our operating expenses.

Critical Accounting Policies and Estimates

        The increasing complexity of the business environment and applicable authoritative accounting guidance requires us to closely monitor our accounting policies. Our significant accounting policies are described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies." We have identified five critical accounting policies that are complex and require significant judgment and estimates about matters that are inherently uncertain. A summary of our critical accounting policies is intended to enhance the reader's ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates and changes in guidance. The identification, selection and disclosure of critical accounting estimates and policies have been discussed with the Audit Committee of the Board of Directors.

Valuation of Invested Assets

        Fixed Maturities, Available-for-Sale.    Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. We classify our fixed maturity securities as either available-for-sale or trading and, accordingly, carry them at fair value in the statement of financial position. The fair values of our public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, 24% of our invested asset portfolio is invested in fixed maturity securities that are private market assets, where there are no readily available market quotes to determine the fair market value. These assets are valued using a spread pricing matrix. Securities are grouped into pricing categories that vary by asset class, sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions among others.

        Over the past several months, we have seen credit market disruption as the result of widening spreads and illiquid markets. These market conditions have been particularly hard on structured investment transactions where we rely on broker quotes or internal pricing models given the thinly traded markets (approximately 5% of the fixed maturity securities portfolio). We have received broker quotes that are outside a normal range for historical spreads and, in our view, are conservative given the quality of the underlying cash flows. Analysis has been performed to reconcile these external values to our view of the transaction. We view these broker quotes as conservative and at the low end of a reasonable range, and attribute the decreased values to the overall market conditions.

        An interest rate increase in the range of 20 to 100 basis points, while holding credit spreads constant, produces total values of $40.2 billion to $38.6 billion, as compared to the recorded amount of $40.5 billion related to our fixed maturity, available-for-sale assets held by the Principal Life general account as of December 31, 2007. This portfolio has a weighted average life of 7 years. An analysis of historical changes in the 7-year Treasury rate supports our belief that an interest rate change of 20 to 100 basis points is reasonably likely.

        Investments classified as available-for-sale are subject to impairment reviews. When evaluating a fixed maturity security for impairment, we consider relevant facts and circumstances in evaluating whether a credit or interest-related impairment is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (4) our ability and intent to hold the security for a period of time that allows for the recovery of value which, in some cases, may extend to maturity. When it is determined that the decline in value is other than temporary the carrying value of the security is reduced to its fair value, with a corresponding charge to net income. The corresponding charge is referred to as an other-than-temporary impairment and is reported in net income in our consolidated statement of operations.

        There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers; and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security until it recovers in value. Any of these situations could result in a charge to net income in a future period. At December 31, 2007, we had $19,990.4 million in available-for-sale fixed maturity securities with gross unrealized losses totaling $1,187.6 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Net income would be reduced by approximately $1,187.6 million, on a pre-tax basis, if all the securities were deemed to be other than temporarily impaired.

        Mortgage Loans.    Mortgage loans consist primarily of commercial mortgage loans on real estate. At December 31, 2007, commercial mortgage loans aggregated to $10,763.5 million. Commercial mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

        Commercial mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a valuation allowance is established for the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. The change in valuation allowance is reported in net income on our consolidated statements of operations.

        The determination of the calculation and the adequacy of the mortgage loan allowance and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the allowance for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The calculation for determining loan specific impairment amounts is also subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral and changes in the economic environment in general. The allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

        We have a large experienced commercial real estate staff centrally located in Des Moines, which includes commercial mortgage underwriters, loan closers, loan servicers, engineers, appraisers, credit analysts, research staff, legal staff, information technology personnel and portfolio managers. Experienced commercial real estate senior management adheres to a disciplined process in reviewing all transactions for approval on a consistent basis. The typical commercial mortgage loan for us averages in the mid-60 percent loan-to-value range at origination with a net operating income coverage ratio of 1.7 times the annual debt service and is internally rated A- on a bond equivalent basis. Based on the most recent analysis, our commercial mortgage portfolio has an overall loan-to-value ratio of 59% with a 1.9 times debt service coverage. The large equity cushion and strong debt service coverage in our commercial mortgage investments will help insulate us from stress during times of weak commercial real estate fundamentals.

Deferred Policy Acquisition Costs and Other Actuarial Balances

        Commissions and other costs (underwriting, issuance and agency expenses) that vary with and are primarily related to the acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to operations as incurred.

        Amortization Based on Estimated Gross Profits.    DPAC for universal life-type insurance contracts, participating life insurance policies and certain investment contracts are amortized over the expected lifetime of the policies in relation to estimated gross profits. In addition to DPAC, the following actuarial balances are also amortized in relation to estimated gross profits or contract assessments.

  •
  Sales inducement asset — Sales inducements are amounts that are credited to the contractholder's account balance as an inducement to increase sales. Like DPAC, the cost of the sales inducement is capitalized and amortized over the expected life of the contract, in proportion to estimated gross profits.

  •
  Unearned revenue liability — An unearned revenue liability is established when we collect fees or other policyholder assessments that represent compensation for services to be provided in future periods. These revenues are deferred and then amortized over the expected life of the contract, in proportion to estimated gross profits.

  •
  Reinsurance asset or liability — For universal-life type products that are reinsured, a reinsurance asset or liability is established to spread the net reinsurance costs or profits in proportion to the estimated gross profits on the underlying business.

  •
  Present value of future profits ("PVFP") — This is an intangible asset that arises in connection with the acquisition of a life insurance company. PVFP is amortized over the expected life of the contracts acquired, in proportion to estimated gross profits.

  •
  Additional benefit reserves — These are additional liabilities that are established for annuity or universal life-type contracts that provide benefit guarantees, or for contracts that are expected to produce profits followed by losses. The liabilities are accrued in relation to estimated contract assessments.

        At issue and each valuation date, we develop an estimate of the expected future gross profits. These estimated gross profits contain assumptions relating to mortality, morbidity, investment yield and expenses. As actual experience emerges, the gross profits may vary from those expected either in magnitude or timing in which case a true-up to actual occurs as a charge or credit to current operations. In addition, we are required to revise our assumptions regarding future experience as soon as the current assumptions are no longer actuarially credible. Both actions, reflecting actual experience and changing future estimates, can change both the current amount and the future amortization pattern of the DPAC asset and related actuarial balances.

        For individual variable annuities and group annuities which have separate account equity investment options, we utilize a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth rate assumption used for the calculation of estimated gross profits. If actual equity market performance varies from the 8% assumption, we assume different performance levels over the next 30 quarters such that the mean return equals the long-term assumption. However, our mean reversion process generally limits assumed returns to 4-12% during the 30-quarter mean reversion period.

        Internal Replacements.    We review polices for modifications that result in the exchange of an existing contract for a new contract. If the new contract is determined to be an internal replacement that is substantially changed from the replaced contract, any unamortized DPAC and actuarial balances are written off and acquisition costs related to the new contract are capitalized as appropriate. If the new contract is substantially unchanged, we continue to amortize the related DPAC and actuarial balances.

        Recoverability.    DPAC and sales inducement assets are subject to recoverability testing at the time of policy issue and loss recognition testing on an annual basis, or when an event occurs that may warrant loss recognition. Likewise, PVFP is subject to impairment testing on an annual basis, or when an event occurs that may warrant impairment. If loss recognition or impairment is necessary, the asset balances are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses and expenses.

        Sensitivities.    As of December 31, 2007, the net balance of DPAC and related actuarial balances was a $3,014.7 million asset. We perform sensitivity analyses to assess the impact that certain assumptions have on our DPAC and related actuarial balances. The following table shows the estimated immediate impact of various assumption changes on our DPAC and related actuarial balances.

Estimated impact to net income(1)
(in millions)
Reducing the future equity return assumption by 1%	$(10.4)
Removing the mean reversion methodology from the estimated gross profit calculation	$(0.4)
A one-time, 10% drop in equity market values	$(12.5)
Increasing all future lapse rate assumptions by 10% of the baseline assumption (2)	$(22.9)

(1)
Reflects the net impact of changes to the DPAC asset, sales inducement asset, unearned revenue liability, reinsurance asset or liability, PVFP and additional benefit reserves.

(2)
This calculation reflects an increase in lapse rates only for products where increasing the lapse rate leads to a write-down of the DPAC asset. Lapse rates were left unchanged for those products where an increase in lapse rates would lead to a write-up of the DPAC asset.

        Amortization Based on Premium-paying Period.    DPAC of non-participating term life and individual disability insurance policies are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless a loss recognition event occurs.

Insurance Reserves

        Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to or on behalf of our policyholders. U.S. GAAP, allowing for some degree of managerial judgment, prescribes the methods of establishing reserves.

        Future policy benefits and claims include reserves for traditional and group life insurance, accident and health insurance and individual and group annuities that provide periodic income payments, which are computed using assumptions of mortality, morbidity, lapse, investment performance and expense. These assumptions are based on our experience and are periodically reviewed against industry standards to ensure actuarial credibility. For long duration insurance contracts, once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy. However, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves may also be established for short duration contracts to provide for expected future losses. Our reserve levels are reviewed throughout the year using internal analysis including, among other things, experience studies, claim development analysis and annual statutory asset adequacy analysis. To the extent experience indicates potential loss recognition, we recognize losses on certain lines of business. The ultimate accuracy of the assumptions on these long-tailed insurance products cannot be determined until the obligation of the entire block of business on which the assumptions were made is extinguished. Short-term variances of actual results from the assumptions used in the computation of the reserves are reflected in current period net income and can impact quarter-to-quarter net income.

        Future policy benefits and claims also include reserves for incurred but unreported health, disability and life insurance claims. We recognize claims costs in the period the service was provided to our policyowners. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging medical cost trends, where applicable, to determine our estimate of claim liabilities. We also look back to assess how our prior periods' estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claim expense. Historically, the amount of the claim reserve adjustment made in subsequent reporting periods for prior period estimates was within a reasonable range given our normal claim fluctuations.

Benefit Plans

        The reported expense and liability associated with pension and other postretirement benefit plans requires the use of assumptions. Numerous assumptions are made regarding the discount rate, expected long-term rate of return on plan assets, turnover, expected compensation increases, health care claim costs, health care cost trends, retirement rates and mortality. The discount rate and the expected return on plan assets have the most significant impact on the level of cost.

        The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve known as the Citigroup Pension Discount Curve. This curve is constructed from the Treasury curve by adding option-adjusted spreads that are drawn from the double-A corporate sector of the Salomon Broad Investment-Grade Bond Index. The bonds with excessive call exposure are excluded, as are securities with option-adjusted spreads that are more than two standard deviations away from the preliminary average. The final spreads are determined using this call-protected sample of double-A corporate bonds. Based on this methodology for 2007 year-end, we set the discount rate at 6.30%. A 0.25% decrease in the discount rate would increase pension benefits Projected Benefit Obligation and the 2008 Net Periodic Pension Cost ("NPPC") by approximately $61.4 million and $9.3 million, respectively. A 0.25% decrease in the discount rate would increase other post-retirement benefits Accumulated Postretirement Benefit Obligation and the 2008 Net Periodic Benefit Cost ("NPBC") by approximately $8.3 million and $0.7 million, respectively. A 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with those noted above.

        The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy and the tax structure of the trusts. For the 2007 NPPC and 2007 NPBC, an 8.25% and 7.3% weighted average long-term rate of return was used, respectively. For the 2008 NPPC and 2008 NPBC, an 8.25% and 7.3% weighted average long-term rate of return assumption will be used, respectively. A 0.25% decrease in the assumed long-term rate of return would increase 2008 NPPC by approximately $3.9 million and the 2008 NPBC by approximately $1.3 million. A 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of September 30, 2007.

        The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.

        Actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees, which is approximately 8 years for pension costs and approximately 13 years for other postretirement benefit costs.

        Prior service costs are amortized on a weighted average basis over approximately 7 years for both pension and other postretirement benefit costs.

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

        In addition, the amount of income taxes paid is subject to audits in various jurisdictions. Tax benefits are recognized for book purposes when the more-likely-than-not threshold is met with regard to the validity of the tax position. Once this threshold is met, for each tax reporting issue, we provide for the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the IRS and other income taxing authorities for audits ongoing or not yet commenced. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

Transactions Affecting Comparability of Results of Operations

Acquisitions

        We acquired the following businesses, among others, during the past three years:

        Morley Financial Services, Inc.    On August 31, 2007, we acquired Morley Financial Services, Inc. ("Morley Financial Services") from Nationwide Mutual Insurance Company, for $75.0 million in cash, subject to closing adjustments. Morley Financial Services is a stable value asset manager with approximately $14.0 billion in institutional AUM as of August 31, 2007. The operations of Morley Financial Services are reported and consolidated in our Global Asset Management segment.

        WM Advisors, Inc.    On December 31, 2006, we acquired WM Advisors, Inc. and its subsidiaries from Washington Mutual, Inc. for a total cost of $741.1 million in cash at the time of closing. As of December 31, 2006, WM Advisors, Inc. had approximately $28.0 billion in AUM and provided investment advisory services to mutual funds, variable trust funds and asset allocation portfolios to approximately 800,000 shareholder accounts nationwide. The operations of WM Advisors, Inc. are reported and consolidated in our U.S. Asset Accumulation and Global Asset Management segments.

        Principal Global Services Private Limited.    In December 2005, we formed Principal Global Services Private Limited ("PGS"), which began operations in Pune, India, as of August 2006. PGS employees perform services for our U.S. operations including claims data entry, 401(k) processing, IT coding/application development and IT quality assurance. PGS start up costs were reported in our Corporate and Other segment through 2006. Beginning in 2007, expenses are allocated to the segments for which services are performed.

        Principal Commercial Funding II.    On October 24, 2005, Principal Real Estate Investors and U.S. Bank National Association announced that they agreed to create Principal Commercial Funding II, a jointly-owned business that competes in the CMBS market. Principal Real Estate Investors is the real estate investment arm of Principal Global Investors. U.S. Bank National Association is the principal banking subsidiary of U.S. Bancorp. The new company is the CMBS platform for both Principal Real Estate Investors and U.S. Bank National Association and focuses on securitizing commercial mortgages originated by both Principal Real Estate Investors and U.S. Bank National Association on their behalf. Principal Commercial Funding II began operations in late 2005 and began contributing collateral to securitizations during the first quarter of 2006. The operations of Principal Commercial Funding II are reported in our Global Asset Management segment using the equity method of accounting.

        CCB-Principal Asset Management Company, Ltd.    On September 19, 2005, we entered into a joint venture with China Construction Bank ("CCB") to market mutual funds in the People's Republic of China, with a 25% ownership in CCB-Principal Asset Management Company, Ltd. The operations of CCB-Principal Asset Management Company, Ltd. are reported in our International Asset Management and Accumulation segment using the equity method of accounting.

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

        Discontinued Operations.    For divestitures that qualify for discontinued operations treatment, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3, Discontinued Operations."

Other

        SBB Mutual Berhad and SBB Asset Management Sdn Bhd.    On February 5, 2007, we invested an additional RM$192.4 million Malaysian ringgits ("RM$") (approximately U.S. $55.1 million) to retain our 40% ownership interest in CIMB-Principal, our joint venture company in Malaysia, as a result of its decision to purchase the mutual fund and asset management companies of the former Southern Bank Bhd ("SBB") Mutual Berhad and SBB Asset Management Sdn Bhd.

        Senior Note Issuance.    During fourth quarter 2006, we issued $600.0 million of senior notes from our shelf registration, which became effective on June 30, 2004. The notes bear interest at a rate of 6.05% per year. Interest on the notes is payable semi-annually on April 15 and October 15, and began on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds was used to fund the acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes.

        Principal Reinsurance Company of Vermont.    In November 2006, Principal Life established a wholly owned reinsurance subsidiary, Principal Reinsurance Company of Vermont ("PVT"), which reinsures a portion of our universal life

"secondary" or "no-lapse" guarantee provisions through an intercompany reinsurance agreement with Principal Life. Effective June 30, 2007, we amended our reinsurance agreement with PVT to include in force and future policy issuances of a current term insurance product. The reinsurance agreement, which was accompanied with a third party letter of credit issued to PVT and guaranteed by PFG, allowed us to redeploy capital for other general corporate purposes.

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

        Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations. Our consolidated income from continuing operations was positively impacted $5.9 million, $5.4 million and $7.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates for our foreign operations. For a discussion of our approaches to foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Stock-Based Compensation Plans

        For information related to our Stock-Based Compensation Plans, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 20, Stock-Based Compensation Plans."

Defined Benefit Pension and 401(k) Expense

        Effective January 1, 2006, we made changes to our retirement program, including the Principal Select Savings Plan ("401(k)") and the Principal Pension Plan ("Pension Plan") and the corresponding nonqualified plans. The qualified and nonqualified Pension Plans' changes include a reduction to the traditional and cash balance formulas, a change in the early retirement factors and the removal of the cost of living adjustments for traditional benefits earned after January 1, 2006. The qualified and nonqualified 401(k) Plans' company match increased from 50% of a contribution rate up to a maximum 3% of the participant's compensation to 75% of a contribution rate up to a maximum of 6% of the participant's compensation. Employees who were 47 years old, with a minimum of ten years of service as of December 31, 2005, were given the choice to remain under the current pension and 401(k) arrangement or move to the new plan design. The Pension Plan changes reduced the Pension Plan expense in 2006, while the 401(k) changes increased the 401(k) expense.

        The 2007 annual pension benefit expense for substantially all of our employees and certain agents was $24.0 million pre-tax, which was a $10.6 million decrease from the 2006 pre-tax pension expense of $34.6 million. This decrease is primarily due to the increase in discount rate. The discount rate used to develop the 2007 expense was raised to 6.15%, up from the 5.75% discount rate used to develop the 2006 expense. The expected long-term return on plan assets assumption remained at 8.25%.

        The 2008 annual pension benefit expense for substantially all of our employees and certain agents is expected to be $12.3 million pre-tax, which is an $11.7 million decrease from the 2007 pre-tax pension expense of $24.0 million. This decrease is due to the increase in discount rate and greater than estimated returns on plan assets. The discount rate used to develop the 2008 expense was raised to 6.3%, up from the 6.15% discount rate used to develop the 2007 expense. The long-term asset assumption remained at 8.25%.

Recent Accounting Changes

        For recent accounting changes, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies."

Results of Operations

        The following table presents summary consolidated financial information for the years indicated:

				Increase (decrease)
	For the year ended December 31,
				2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
	(in millions)
Revenues:
Premiums and other considerations	$4,634.1	$4,305.3	$3,975.0	$328.8	$330.3
Fees and other revenues	2,634.7	1,902.5	1,717.8	732.2	184.7
Net investment income	3,966.5	3,620.6	3,358.0	345.9	262.6
Net realized/unrealized capital gains (losses)	(328.8)	44.7	(11.2)	(373.5)	55.9

Total revenues	10,906.5	9,873.1	9,039.6	1,033.4	833.5
Expenses:
Benefits, claims and settlement expenses	6,435.3	5,692.4	5,282.9	742.9	409.5
Dividends to policyholders	293.8	290.7	293.0	3.1	(2.3)
Operating expenses	3,129.2	2,558.7	2,342.1	570.5	216.6

Total expenses	9,858.3	8,541.8	7,918.0	1,316.5	623.8

Income from continuing operations before income taxes	1,048.2	1,331.3	1,121.6	(283.1)	209.7
Income taxes	208.1	295.9	231.4	(87.8)	64.5

Income from continuing operations, net of related income taxes	840.1	1,035.4	890.2	(195.3)	145.2
Income from discontinued operations, net of related income taxes	20.2	28.9	28.8	(8.7)	0.1

Net income	860.3	1,064.3	919.0	(204.0)	145.3
Preferred stock dividends	33.0	33.0	17.7	—	15.3

Net income available to common stockholders	$827.3	$1,031.3	$901.3	$(204.0)	$130.0

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

  Net Income Available to Common Stockholders

        Net income available to common stockholders for the year ended December 31, 2007, includes $184.6 million of after-tax realized capital losses related to impairments of fixed maturity and equity securities compared to after-tax realized capital losses of $6.2 million for the year ended December 31, 2006. Excluding the impacts of impairments and increased realized/unrealized capital losses associated with derivative activity, net income available to common stockholders increased $28.7 million, as increased earnings in the U.S. Asset Accumulation, International Asset Management and Accumulation and Global Asset Management segments were partially offset by decreases within the Life and Health and Corporate and Other segments. See segment discussion for more details.

  Total Revenues

        Premiums increased $248.5 million for the U.S. Asset Accumulation segment primarily due to an increase in single premium group annuity sales within our full service payout business and an increase in our individual payout annuities business primarily relating to increased sales from certain distribution channels. In addition, Life and Health Insurance segment premiums increased $72.9 million primarily due to growth in our specialty benefits business.

        Fees increased $590.7 million for our U.S. Asset Accumulation segment due to higher management and distribution fees for Principal Funds stemming from an increase in average account values resulting from our December 31, 2006, acquisition of WM Advisors, Inc. In addition, fees from our full service accumulation business increased due to a comprehensive assumption study that was completed during the third quarter 2007 which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of previously deferred revenue.

        Net investment income increased due to a $3,376.8 million increase in average invested assets and cash and an increase in the annualized investment yield. The yield on average invested assets and cash was 6.2% for the year ended December 31, 2007, compared to 6.0% for the year ended December 31, 2006.

        Net realized/unrealized capital gains (losses) can be volatile due to mark to market adjustments of certain invested assets, our decision to sell appreciated invested assets and other than temporary impairments of invested assets. Net realized/unrealized capital losses increased primarily due to higher impairments, net of recoveries, on fixed maturity securities as well as higher mark to market losses on derivative activities. For additional information, see "Investments — Investment Results."

  Total Expenses

        Benefits, claims and settlement expenses increased $416.4 million for the U.S. Asset Accumulation segment, primarily due to an increase in reserves related to higher sales of individual payout annuities and higher cost of interest credited related to a growing block in our individual annuities business. In addition, in full service payout, benefit reserves and expense increased primarily due to strong single premium group annuity sales. Benefits, claims and settlement expenses also increased $201.1 million for the Life and Health Insurance segment, primarily due to growth in our specialty benefits business and due to higher medical costs and unfavorable prior year claim development in our health insurance business.

        U.S. Asset Accumulation operating expenses increased $461.4 million, primarily due to an increase within Principal Funds relating to higher costs associated with an increase in staff and infrastructure needed to support the growth in the business and the impact from the WM Advisors, Inc. acquisition. In addition, a $108.6 million increase from the Global Asset Management segment, primarily in our fee mandate business, was due to continued growth in staff and staff related costs as a result of continued growth in AUM and the acquisitions of Edge Asset Management and Morley Financial Services.

  Income Taxes

        The effective income tax rates were 20% and 22% for the years ended December 31, 2007 and 2006, respectively. The effective income tax rate for the year ended December 31, 2007 was lower than the U.S. corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income. The effective income tax rate for the year ended December 31, 2006 was lower than the U.S. corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, interest exclusion from taxable income and tax refinements in Mexico and Chile.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

  Net Income Available to Common Stockholders

        Net income available to common stockholders for our U.S. Asset Accumulation segment increased $69.3 million as solid investment performance and strong net cash flows drove a similar increase in account values within our full service accumulation, individual annuities and Principal Funds businesses. In addition, net income available to common stockholders for our Global Asset Management segment increased $27.1 million as solid investment performance and strong net cash flows increased AUM within our fee mandate business. The Corporate and Other segment's net income available to common stockholders increased $18.6 million primarily due to a gain on the sale of stock of an equity method investment, gains on sales of invested assets largely due to real estate properties and a prior year other than temporary impairment of an equity partnership interest. These increases are offset in part by a change in income tax reserves and associated interest established for IRS tax matters and higher preferred stock dividends as a result of issuing preferred stock in June 2005.

  Total Revenues

        Premiums increased $331.6 million for the Life and Health segment primarily due to growth in our health insurance and specialty benefits businesses.

        Fees increased $155.7 million for our U.S. Asset Accumulation segment due to higher account values for our full service accumulation and Principal Funds businesses.

        Net investment income increased due to a $2,333.2 million increase in average invested assets and cash and an increase in the annualized investment yield. The yield on average invested assets and cash was 6.0% for the year ended December 31, 2006, compared to 5.8% for the year ended December 31, 2005.

        Net realized/unrealized capital gains (losses) can be volatile due to mark to market adjustments of certain invested assets, our decision to sell appreciated invested assets and other than temporary impairments of invested assets. Net realized/unrealized capital gains increased primarily due to a $44.3 million gain due to the sale of stock of an equity method investment in 2006. For additional information, see "Investments — Investment Results."

  Total Expenses

        Benefits, claims and settlement expenses increased $290.1 million for the Life and Health Insurance segment, primarily due to growth in the our health insurance and specialty benefits businesses. In addition, benefits, claims and settlement expenses increased $130.9 million for the U.S. Asset Accumulation segment, primarily due to an increase in reserves related to higher sales of individual payout annuities and higher cost of interest credited related to a growing block in our individual annuities and investment only businesses.

        U.S. Asset Accumulation operating expenses increased $103.7 million, primarily due to growth in our full service accumulation and individual annuities businesses. The increase in operating expenses was also due to a $39.7 million increase from the Life and Health Insurance segment primarily resulting from growth in our health insurance and specialty benefits businesses partially offset by lower DPAC amortization from the individual life business. In addition, the increase reflected a $33.4 million increase from the Global Asset Management segment, primarily due to continued growth in AUM and an expansion of our U.S. institutional sales function within our fee mandate business and the transition to our joint venture with U.S. Bank.

  Income Taxes

        The effective income tax rates were 22% and 21% for the years ended December 31, 2006 and 2005, respectively. The effective income tax rate for the year ended December 31, 2006 was lower than the U.S. corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, interest exclusion from taxable income and tax refinements in Mexico and Chile. The effective income tax rate for the year ended December 31, 2005 was lower than the U.S. corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax credits on our investment in a synthetic fuel production facility and interest exclusion from taxable income.

Results of Operations by Segment

        For results of operations by segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 19, Segment Information."

U.S. Asset Accumulation Segment

U.S. Asset Accumulation Segment Summary Financial Data

        Account values are a key indicator of earnings growth for the segment, as account values are the asset base by which the segment generates its fee and spread-based profits. Net cash flow and market performance are the two main drivers of account value growth. Net cash flow reflects the segment's ability to attract and retain client deposits. Market performance reflects not only the equity market performance, but also the investment performance of fixed income investments supporting our spread business. The percentage growth in earnings of the segment should generally track the percentage growth in account values. This trend may vary due to changes in business and/or product mix.

        The following table presents the U.S. Asset Accumulation account value rollforward for the years indicated:

	For the year ended December 31,
	2007	2006		2005
	(in billions)
Account values, beginning of period	$163.3	$120.3		$108.6
Net cash flow	6.7	6.9		4.9
Credited investment performance	10.3	13.0		7.7
Other	0.5	23.1	(1)	(0.9)

Account values, end of period	$180.8	$163.3		$120.3

(1)
Includes $22.5 billion relating to the December 31, 2006, acquisition of WM Advisors, Inc.

        The following table presents certain summary financial data relating to the U.S. Asset Accumulation segment for the years indicated:

				Increase (decrease)
	For the year ended December 31,
				2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
	(in millions)
Operating revenues:
Premiums and other considerations	$710.8	$462.3	$455.2	$248.5	$7.1
Fees and other revenues	1,691.4	1,105.9	960.7	585.5	145.2
Net investment income	2,748.0	2,538.8	2,371.7	209.2	167.1

Total operating revenues	5,150.2	4,107.0	3,787.6	1,043.2	319.4
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	2,812.6	2,392.1	2,265.3	420.5	126.8
Operating expenses	1,510.1	1,040.8	935.7	469.3	105.1

Total expenses	4,322.7	3,432.9	3,201.0	889.8	231.9

Operating earnings before income taxes	827.5	674.1	586.6	153.4	87.5
Income taxes	171.7	131.5	122.2	40.2	9.3

Operating earnings	$655.8	$542.6	$464.4	$113.2	$78.2

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

  Operating Earnings

        Full service accumulation operating earnings increased $68.1 million primarily due to an increase in account values stemming from solid investment performance and strong net cash flows. In addition, the 2007 results benefited from the third quarter 2007 completion of a comprehensive assumption study, which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of an operating earnings benefit of $30.1 million after-tax. Principal Funds operating earnings increased $23.4 million primarily due to higher net commission income and management fees stemming from an increase in sales and an increase in average account values.

  Operating Revenues

        Premiums in our full service payout business increased $140.0 million primarily due to an increase in single premium group annuity sales. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period. Premiums in our individual payout annuities business increased $108.5 million primarily due to increased sales from certain distribution channels.

        Fees in our Principal Funds business increased $346.0 primarily due to higher management and distribution fees stemming from an increase in average account values resulting from our December 31, 2006, acquisition of WM Advisors, Inc. Fees in our full service accumulation business increased $208.6 million primarily due to a comprehensive assumption study that was completed during the third quarter 2007, which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of previously deferred revenue. Higher fees generated from the increase in account values also contributed to the increase.

        Net investment income increased primarily due to a $3,097.4 million increase in average invested assets and cash. Average annualized yield on invested assets and cash, was 5.8% for both the years ended December 31, 2007 and 2006.

  Total Expenses

        Benefits, claims and settlement expenses increased $195.9 million within our individual annuities business primarily due to an increase in reserves related to higher sales of individual payout annuities. Also, as a result of a growing block of individual annuities, cost of interest credited on fixed deferred annuities increased. In addition, in full service payout, benefit reserves and expense increased $141.9 million, primarily due to strong single premium group annuity sales. Furthermore, our investment only business increased $81.9 million primarily due to an increase in cost of interest credited on this block of business resulting from an increase in account values and higher crediting rates.

        Operating expenses increased $305.5 million within Principal Funds primarily due to higher costs associated with an increase in staff and infrastructure needed to support the growth in the business and the impact from the WM Advisors, Inc. acquisition. Operating expenses in our full service accumulation business increased $120.9 million primarily due to a comprehensive assumption study that was completed during the third quarter, which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of previously deferred expenses. Also contributing to the increase was growth in the business, which drove increases in staff related costs and management fees paid.

  Income Taxes

        The effective income tax rates for the segment were 21% and 20% for the years ended December 31, 2007 and 2006, respectively. The effective income tax rates were lower than the U.S. corporate income tax rate of 35%, primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

  Operating Earnings

        Full service accumulation and individual annuities operating earnings increased $43.9 million and $12.7 million, respectively, as solid investment performance and strong net cash flows drove a similar increase in account values for each of these businesses. In addition, earnings within Principal Funds increased $9.1 million primarily due to growth in account values. Also contributing to the increase was higher net commission income stemming from an increase in sales within Principal Funds.

  Operating Revenues

        Premiums in our individual payout annuities business increased $44.9 million primarily due to increased sales from certain distribution channels. Partially offsetting this increase was a $37.8 million decrease in premium from reduced single premium group annuity sales within our full service payout business.

        Fees in our full service accumulation and Principal Funds businesses increased $98.9 million and $29.7 million, respectively, due to higher account values.

        Net investment income increased primarily due to an increase in the average annualized yield on invested assets and cash, which was 5.8% for the year ended December 31, 2006, compared to 5.6% for the year ended December 31, 2005. In addition, a $1,962.4 million increase in average invested assets and cash contributed to the increase in net investment income.

  Total Expenses

        Benefits, claims and settlement expenses increased $82.6 million within our individual annuities business primarily due to an increase in reserves related to higher sales of individual payout annuities. In addition, as a result of a growing block of individual annuities, cost of interest credited on fixed deferred annuities increased. Furthermore, the investment only business increased $68.9 million as a result of higher cost of interest credited associated with the growing block of business and increased crediting rates. These increases were partially offset by a $35.2 million decrease in the full service payout business primarily resulting from a decline in sales of the single premium group annuity product.

        Operating expenses increased $66.1 million in our full service accumulation business primarily due to growth in the business, which drove increases in staff related costs, management fees paid and amortization of DPAC. In addition, operating expenses in our individual annuities business increased $15.4 million primarily due to strong growth in this block of business. Furthermore, operating expenses in our Principal Funds business increased $14.4 million primarily due to an increase in management and distribution fees stemming from an increase in average account values.

  Income Taxes

        The effective income tax rates for the segment were 20% and 21% for the years ended December 31, 2006 and 2005, respectively. The effective income tax rates were lower than the U.S. corporate income tax rate of 35%, primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

Global Asset Management Segment

Global Asset Management Trends

        Asset management services have been among the most profitable and rapidly growing sectors of the financial services industry, at both the retail and institutional level. Current trends indicate that both retail and institutional investors embrace specialization. We seek to take advantage of these trends by providing expertise in specialty and niche areas, which command premium fees. We have experienced very good success in winning institutional asset management mandates and expect to see continued growth in this area. Our third-party AUM increased $28.2 billion during 2007.

        The following table provides a summary of Global Asset Management's affiliated and third-party AUM as of December 31, 2007, 2006 and 2005:

	Principal Global Investors
As of	Affiliated AUM	Third-party AUM	Total AUM
	(in billions)
December 31, 2007	$148.7	$87.3	$236.0
December 31, 2006	132.3	59.1	191.4
December 31, 2005	103.4	41.1	144.5

Global Asset Management Segment Summary Financial Data

        AUM is a key indicator of earnings growth for our Global Asset Management segment, as AUM is the base by which we generate fee mandate and spread and securitization revenues. Net cash flow and market performance are the two main drivers of AUM growth. Net cash flow reflects our ability to attract and retain client deposits. Market performance reflects equity, fixed income and real estate market performance. The percentage growth in earnings of the segment will generally track with the percentage growth in AUM. This trend may vary due to changes in business and/or product mix.

        The following table presents AUM rollforward for assets managed by Global Asset Management for the years indicated:

	For the year ended December 31,
	2007	2006	2005
	(in billions)
AUM, beginning of period	$191.4	$144.5	$126.4
Net cash flow	15.8	12.8	9.1
Investment performance	12.5	13.7	7.9
Operations acquired(1)	13.7	22.6	3.9
Other	2.6	(2.2)	(2.8)

AUM, end of period	$236.0	$191.4	$144.5

(1)
Includes acquisition of Morley Financial Services in 2007; acquisition of WM Advisors, Inc. in 2006; and acquisition of Columbus Circle Investors in 2005.

        The following table presents certain summary financial data relating to the Global Asset Management segment for the years indicated:

				Increase (decrease)
	For the year ended December 31,
				2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
	(in millions)
Operating revenues:
Fees and other revenues	$567.8	$434.9	$385.9	$132.9	$49.0
Net investment income	35.2	53.2	31.4	(18.0)	21.8

Total operating revenues	603.0	488.1	417.3	114.9	70.8
Expenses:
Total expenses	435.8	331.1	303.3	104.7	27.8

Operating earnings before income taxes	167.2	157.0	114.0	10.2	43.0
Income taxes	58.7	54.5	40.0	4.2	14.5

Operating earnings	$108.5	$102.5	$74.0	$6.0	$28.5

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

  Operating Earnings

        Fee mandate operating earnings increased $28.9 million primarily due to strong net cash flows that drove an increase in AUM. Spread and securitization business operating earnings decreased $22.9 million due to unfavorable CMBS market conditions in the latter part of 2007, as well as the transition of our wholly owned CMBS securitization operation to a joint venture with U.S. Bank.

  Operating Revenues

        Fees in our fee mandate business increased $142.6 million primarily due to continued growth in management fees across all lines of business, as a result of growth in AUM, in addition to the acquisition of Edge Asset Management and Morley Financial Services.

        Net investment income decreased primarily in our spread and securitization business due to unfavorable CMBS market conditions in the latter part of 2007.

  Total Expenses

        Total expenses increased $104.7 million primarily in our fee mandate business due to growth in staff and staff related costs as a result of continued growth in AUM and the acquisitions of Edge Asset Management and Morley Financial Services.

  Income Taxes

        The effective income tax rate for the segment was 35% for the years ended December 31, 2007 and 2006.

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

  Operating Earnings

        Fee mandate business operating earnings increased $28.1 million as solid investment performance and strong net cash flows increased AUM.

  Operating Revenues

        Fees in our fee mandate business increased $48.4 million primarily due to continued growth in management and transaction fees across all lines of business as a result of growth in AUM.

        Net investment income in our spread and securitization business increased $12.7 million due to income from our CMBS securitization joint venture coupled with an increase in the interest margin. Net investment income in our fee mandate business increased $9.1 million due to earnings on cash and other investments.

  Total Expenses

        Fee mandate business operating expenses increased $14.7 million due to continued growth in AUM, an expansion of our U.S. institutional sales function and growth in staff and staff related costs in our international operations. Spread and securitization business operating expenses increased $13.1 million due to the transition to our CMBS securitization joint venture.

  Income Taxes

        The effective income tax rate for the segment was 35% for the years ended December 31, 2006 and 2005.

International Asset Management and Accumulation Segment

  International Asset Management and Accumulation Trends

        Our international asset management and accumulation businesses focus on countries with favorable demographics and growing long-term savings and defined contribution markets. With variations depending upon the specific country, we have targeted these markets for sales of retirement and related products and services, including defined contribution pension plans, annuities and mutual funds to businesses and individuals. In some of our international markets, we complement our sales of these products with institutional asset management and life insurance accumulation products.

        We have pursued our international strategy through a combination of start-ups, acquisitions and joint ventures, which require infusions of capital consistent with our strategy of long-term growth and profitability.

  International Asset Management and Accumulation Segment Summary Financial Data

        AUM is a key indicator of earnings growth for the segment, as AUM is the base by which we can generate profits. Net cash flow and market performance are the two main drivers of AUM growth. Net cash flow reflects our ability to attract and retain client deposits. Market performance reflects the investment returns on our underlying AUM. The percentage growth in the earnings of our International Asset Management and Accumulation segment will generally track with the percentage growth in AUM. This trend may vary due to changes in business and/or product mix. Our financial results are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the countries in which we have business.

        The following table presents the International Asset Management and Accumulation AUM rollforward for the years indicated:

	For the year ended December 31,
	2007	2006	2005
	(in billions)
AUM, beginning of period	$19.1	$15.4	$10.2
Net cash flow	2.1	2.0	1.3
Investment performance	3.0	2.0	1.3
Effect of exchange rates	2.3	0.1	1.0
Other(1)	2.2	(0.4)	1.6

AUM, end of period	$28.7	$19.1	$15.4

(1)
Other increases to AUM include $1.8 billion from an additional 10% ownership in Malaysia in 2005 and $2.2 billion from our SBB acquisition in Malaysia in 2007.

        The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the years indicated:

				Increase (decrease)
	For the year ended December 31,
				2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
	(in millions)
Operating revenues:
Premiums and other considerations	$246.4	$239.1	$247.6	$7.3	$(8.5)
Fees and other revenues	136.4	114.0	109.2	22.4	4.8
Net investment income	413.5	252.3	247.7	161.2	4.6

Total operating revenues	796.3	605.4	604.5	190.9	0.9
Expenses:
Benefits, claims and settlement expenses	526.7	399.1	409.3	127.6	(10.2)
Operating expenses	141.4	144.5	128.7	(3.1)	15.8

Total expenses	668.1	543.6	538.0	124.5	5.6

Operating earnings before income taxes	128.2	61.8	66.5	66.4	(4.7)
Income taxes (benefits)	17.5	(10.0)	(4.5)	27.5	(5.5)

Operating earnings	$110.7	$71.8	$71.0	$38.9	$0.8

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

  Operating Earnings

        Operating earnings increased $19.5 million primarily due to higher earnings from our equity method investments in Brazil and China and the strengthening of the Brazilian real versus the U.S. dollar. Operating earnings in Chile and Hong Kong increased primarily due to higher annualized investment yields in Chile and growth in AUM in Hong Kong and Chile.

  Operating Revenues

        Premiums in Chile increased $31.0 million primarily due to higher sales of single premium annuities with life contingencies. This increase was partially offset by a $23.7 million decrease in Mexico resulting from lower sales of single premium annuities with life contingencies due to our decision to not sell these annuities in Mexico in 2007 due to unfavorable market conditions.

        Fees and other revenues in our Hong Kong, Chile and India operations increased primarily due to growth in AUM in these countries. In addition, fees and other revenues increased in Hong Kong due to performance-based fees.

        Net investment income increased primarily due to a higher annualized yield on average invested assets and cash, excluding our equity method investments, and to a lesser extent due to a $418.0 million increase in average invested assets and cash, excluding our equity method investments, coupled with higher earnings from our equity method subsidiaries in Brazil, China and Malaysia. The annualized yield on average invested assets and cash, excluding our equity method investments, was 10.3% for the year ended December 31, 2007, compared to 7.1% for the year ended December 31, 2006.

  Total Expenses

        Benefits, claims and settlement expenses increased $152.1 million in Chile, primarily due to higher interest crediting rates in 2007 and increased sales of single premium annuities with life contingencies.

        Operating expenses within our Mexican operations decreased $20.9 million primarily due to the unlocking of assumptions surrounding PVFP related to newly enacted legislation of the mandatory privatized social security system. This decrease was partially offset by higher operating expenses in our other international operations due to continued growth.

  Income Taxes

        The effective income tax rates for the segment were 14% and -16% for the years ended December 31, 2007 and 2006, respectively. The effective income tax rate for the year ended December 31, 2007, was lower than the U.S. corporate income tax rate of 35%, primarily due to taxes on our share of earnings generated from our equity method investments that are included in net investment income and the lower tax rates of foreign jurisdictions. The effective income tax rate for the year ended December 31, 2006, was lower than the U.S. corporate income tax rate of 35%, primarily due to tax refinements in Mexico and Chile and taxes on our share of earnings generated from our equity method investments that are included in net investment income.

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

  Operating Earnings

        Operating earnings increased $8.2 million due to the strengthening of the Brazilian real versus the U.S. dollar and higher earnings from our Brazilian equity method investment driven by growth in AUM. Additionally, operating earnings increased due to increased fees in India, Chile and Hong Kong from growth in AUM. Partially offsetting these increases were operating expense increases due to continued growth in our international operations and decreased earnings due to lower annualized investment yields in Chile.

  Operating Revenues

        Premiums in Mexico decreased $12.6 million due to decreased sales of single premium annuities with life contingencies as a result of pricing changes in 2006. This decrease was partially offset by a $4.1 million increase in Chile resulting from the strengthening of the peso versus the U.S. dollar, which more than offset decreased sales of single premium annuities with life contingencies compared to 2005.

        Fees and other revenues in our India, Hong Kong and Chile operations increased due to growth in AUM in these countries. In addition, fees and other revenues in Chile increased due to growth in the universal life insurance business. Partially offsetting these increases was a $5.7 million decrease in Mexico, primarily due to a refinement of accrued fee income in 2005.

        Net investment income increased primarily due to a $367.8 million increase in average invested assets and cash, excluding our equity method investments; the strengthening of the Chilean peso and Brazilian real versus the U.S. dollar; and higher earnings from our Brazilian equity method investment. Partially offsetting the increase was a decrease in the annualized yield on average invested assets and cash, excluding our equity method investments, which was 7.1% for the year ended December 31, 2006, compared to 8.5% for the year ended December 31, 2005.

  Total Expenses

        Benefits, claims and settlement expenses decreased in our Chile and Mexico operations primarily due to lower interest crediting rates in 2006 and decreased sales of single premium annuities with life contingencies in Mexico and Chile, which was partially offset by the strengthening of the Chilean peso versus U.S. dollar.

        Operating expenses increased due to continued growth in our international operations. The operating expenses for our International Asset Management and Accumulation segment grew at approximately half the growth rate of our segment's AUM during the period.

  Income Taxes

        The effective income tax rates for the segment were -16% and -7% for the years ended December 31, 2006 and 2005, respectively. The effective income tax rate for the year ended December 31, 2006, was lower than the U.S. corporate income tax rate of 35%, primarily due to tax refinements in Mexico and Chile and taxes on our share of earnings generated from our equity method investments that are included in net investment income. The effective income tax rate for the year ended December 31, 2005, was lower than the U.S. corporate income tax rate of 35%, primarily due to a tax benefit received as a result of the liquidation of our Japan joint venture, taxes on our share of earnings generated from our equity method investments that are included in net investment income and the lower tax rates of foreign jurisdictions.

Life and Health Insurance Segment

  Individual Life Insurance Trends

        Our life insurance premiums are influenced by both economic and industry trends. In addition, we have experienced increased sales of universal and variable universal life insurance as we continue to shift our marketing emphasis to universal life insurance products from traditional life insurance products. Due to this shift in marketing emphasis, premiums related to our traditional life insurance products have declined, while fee revenues from our universal and variable universal life insurance products have grown.

        The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the years indicated:

	Universal and variable universal life insurance	Traditional life insurance
For the year ended
	Fee revenues	Premiums
	(in millions)
December 31, 2007	$282.6	$611.7
December 31, 2006	225.3	624.4
December 31, 2005	212.6	645.2

        The following table provides a summary of our individual life insurance policyholder liabilities for the years indicated:

		Traditional life insurance
	Universal and variable universal life insurance
As of		Policyholder liabilities
	Policyholder liabilities(1)
	(in millions)
December 31, 2007	$4,544.2	$5,910.9
December 31, 2006	3,948.6	5,921.5
December 31, 2005	3,493.8	5,955.4

(1)
Includes separate account liabilities for policies with variable investment options.

  Health Insurance Trends

        In 2006, we experienced modest growth in group medical premium and fees and group medical members due to more competitive pricing and market focus. In mid-2006, we implemented rate increases to improve margins. As a result, membership started to decline during the fourth quarter of 2006 and continued in 2007. We expect this trend to continue.

        Our fee-for-service business has also been impacted by our competitive positioning. We have experienced membership declines in this business for the past two years and we expect the declines to continue. Effective September 1, 2007, we made the Aetna Signature Administrators network available to new and renewal fee-for-service customers. This agreement helped us retain members toward the latter part of 2007.

        Our health insurance premium and fees were as follows for the years indicated:

	Premium and fees
For the year ended	Group medical insurance	Fee-for-service
	(in millions)
December 31, 2007	$1,808.7	$167.3
December 31, 2006	1,861.4	172.5
December 31, 2005	1,676.5	176.6

        Our covered medical members were as follows for the years indicated:

	Covered medical members
As of	Group medical insurance	Fee-for-service
	(in thousands)
December 31, 2007	566.1	669.2
December 31, 2006	642.5	758.0
December 31, 2005	620.1	861.5

  Specialty Benefits Insurance Trends

        Premium and fee growth for our specialty benefits insurance business is being driven by solid sales and retention. This has been a result of growing, and more focused distribution, supporting these product lines, increasing emphasis on marketing products to individuals at employer worksites ("voluntary/worksite") and the introduction of new products.

        The following table provides a summary of our specialty benefits insurance premium and fees for the years indicated:

	Premium and fees
For the year ended	Group dental and vision insurance	Group life insurance	Group disability insurance	Individual disability insurance
	(in millions)
December 31, 2007	$541.0	$344.2	$304.6	$160.0
December 31, 2006	496.3	310.4	254.9	141.6
December 31, 2005	434.5	259.9	200.3	130.8

  Life and Health Insurance Segment Summary Financial Data

        There are several key indicators for earnings growth in our Life and Health insurance business. The ability of our distribution channels to generate new sales and retain existing business drives growth in our block of business, premium revenue and fee revenues. Our earnings growth also depends on our ability to price our products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring and administering those products. Factors impacting pricing decisions include competitive conditions, persistency, our ability to assess and manage trends in mortality and morbidity experience and our ability to manage operating expenses.

        The following table presents certain summary financial data relating to the Life and Health Insurance segment for the years indicated:

				Increase (decrease)
	For the year ended December 31,
				2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
	(in millions)
Operating revenues:
Premiums and other considerations	$3,671.6	$3,598.7	$3,267.1	$72.9	$331.6
Fees and other revenues	495.4	444.2	444.3	51.2	(0.1)
Net investment income	690.1	693.3	676.1	(3.2)	17.2

Total operating revenues	4,857.1	4,736.2	4,387.5	120.9	348.7
Expenses:
Benefits, claims and settlement expenses	3,110.2	2,910.3	2,620.2	199.9	290.1
Dividends to policyholders	290.1	290.3	288.5	(0.2)	1.8
Operating expenses	1,129.5	1,110.8	1,066.3	18.7	44.5

Total expenses	4,529.8	4,311.4	3,975.0	218.4	336.4

Operating earnings before income taxes	327.3	424.8	412.5	(97.5)	12.3
Income taxes	106.2	142.3	138.1	(36.1)	4.2

Operating earnings	$221.1	$282.5	$274.4	$(61.4)	$8.1

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

  Operating Earnings

        Health insurance operating earnings decreased $47.7 million due to increases in the cost of medical care, unfavorable prior year claim developments and an overall decline in covered members. These increases in cost were partially offset by increases in premium per member and lower operating expense ratios in our health insurance business. Individual life insurance operating earnings decreased $18.8 million, due to favorable DPAC adjustments in 2006 compared to unfavorable DPAC adjustments in 2007, coupled with a decrease in investment income from a lower asset base related to capital reductions, which more than offset growth in the universal life and variable universal life businesses. Specialty benefits insurance operating earnings increased $5.1 million, as growth in premiums and improvement in expense ratios were partially offset by higher loss ratios.

  Operating Revenues

        Specialty benefits insurance premiums increased $149.0 million primarily due to growth in the business resulting from solid sales and retention in all product lines. Health insurance premiums decreased $52.7 million, as a reduction in covered members was partially offset by an increase in premium per member. Furthermore, individual life insurance premiums decreased $23.4 million due to the expected continued decline from the decreasing block of traditional life insurance business.

        Individual life insurance fees and other revenues increased $59.7 million due to growth in the universal life and variable universal life lines of business. This increase in fees more than offset the decline in individual life insurance premiums.

  Total Expenses

        Specialty benefits insurance benefits, claims and settlement expenses increased $132.4 million primarily due to growth in the business. Health insurance benefits, claims and settlement expenses increased $51.2 million, as higher claims costs per member and unfavorable prior year claim development were partially offset by a decrease in covered members.

        Individual life insurance operating expenses increased $40.1 million primarily due to an increase in DPAC amortization, which was largely the result of unfavorable unlocking relative to 2006 and higher amortization in 2007 due to growth in the business and higher lapses early in the year. Specialty benefits insurance operating expenses increased $14.8 million due to continued growth in the business. Health insurance operating expenses decreased $36.2 million primarily due to staff and other reductions associated with the decline in insured medical and fee-for-service medical covered members.

  Income Taxes

        The effective income tax rates for the segment were 32% and 33% for the years ended December 31, 2007 and 2006, respectively. The effective income tax rates were lower than the U.S. corporate income tax rate of 35% as a result of interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

  Operating Earnings

        Specialty benefits insurance operating earnings increased $14.2 million due to reserve refinements in the long-term disability line, favorable claims experience in the dental/vision product line and growth in all product lines. Health insurance operating earnings increased $1.5 million due to positive reserve refinements partially offset by higher expense ratios in our fee for service business. Offsetting the increases was a $7.6 million decline of operating earnings within the individual life insurance business, primarily due to more favorable DPAC unlocking in 2005 and changes in claims experience in 2006.

  Operating Revenues

        Health insurance premiums increased $185.8 million, primarily from increased covered medical members and higher premium per member. Specialty benefits insurance premiums increased $180.4 million primarily due to strong sales and stable retention.

  Total Expenses

        Health insurance benefits, claims and settlement expenses increased $155.1 million primarily due to higher claim costs per member and growth, partially offset by reserve refinements. Despite generally lower loss ratios, specialty benefits insurance benefits, claims and settlement expenses increased $115.7 million, primarily due to growth in the business.

        Specialty benefits insurance and health insurance operating expenses increased $46.1 million and $25.5 million, respectively, due to growth in the businesses. Partially offsetting these increases was a $27.1 million decrease in the individual life insurance operating expenses primarily due to lower sales and changes in claims experience in 2006.

  Income Taxes

        The effective income tax rate for the segment was 33% for the each of the years ended December 31, 2006 and 2005. The effective income tax rates were lower than the U.S. corporate income tax rate of 35% primarily due to interest exclusion from taxable income.

Corporate and Other Segment

  Corporate and Other Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Corporate and Other segment for the years indicated:

				Increase (decrease)
	For the year ended December 31,
				2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
	(in millions)
Operating revenues:
Total operating revenues	$(156.8)	$(110.9)	$(130.2)	$(45.9)	$19.3
Expenses:
Total expenses	(120.8)	(94.9)	(78.0)	(25.9)	(16.9)

Operating loss before income taxes and preferred stock dividends	(36.0)	(16.0)	(52.2)	(20.0)	36.2
Income tax benefits	(31.3)	(21.7)	(48.5)	(9.6)	26.8
Preferred stock dividends	33.0	33.0	17.7	—	15.3

Operating loss	$(37.7)	$(27.3)	$(21.4)	$(10.4)	$(5.9)

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

  Operating Loss

        Operating loss increased primarily due to higher interest expense, largely related to the issuance of corporate debt in the fourth quarter of 2006, partially offset by higher annualized investment yields driven by the joint venture real estate portfolio.

  Operating Revenues

        Operating revenues decreased primarily due to an increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses. This decrease was partially offset by an increase in average annualized investment yields driven by the joint venture real estate portfolio.

  Total Expenses

        Total expenses decreased primarily due to an increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in operating revenues. This decrease was partially offset by an increase in interest expense on corporate debt and interest expense related to federal income tax activities.

  Income Taxes

        Income tax benefits increased primarily due to an increase in operating loss before income taxes.

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

  Operating Loss

        Operating loss increased primarily due to a full year of preferred stock dividend payments in 2006 related to the June 2005 issuance of preferred stock. Also contributing to the increase in operating loss was higher interest expense incurred on corporate debt. These operating losses were offset by a decrease in interest expense related to federal income tax activities, a change in income tax reserves established for IRS tax matters and higher average annualized investment yields.

  Operating Revenues

        Operating revenues increased primarily due to an increase in average annualized investment yields, which were largely the result of a decrease in investment expenses related to a variable interest in a synthetic fuel production facility. The decrease in investment expense from this investment corresponds to an increase in income taxes due to fewer estimated synthetic fuel tax credits generated from fuel production. Partially offsetting the increase in operating revenues was an increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses. Further offsetting the increase in operating revenues was a decrease in fee revenue for transitional services provided to CitiMortgage, Inc. in 2005 related to the sale of Principal Residential Mortgage, Inc., which is mostly offset by a corresponding change in total expense.

  Total Expenses

        Total expenses decreased primarily due to an increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in operating revenues. Further contributing to the decrease in total expenses was a decrease in interest expense related to federal income tax activities and transitional services provided to CitiMortgage, Inc. in 2005 related to the sale of Principal Residential Mortgage, Inc., which is mostly offset in operating revenues. The decrease in total expenses was partially offset by additional interest on corporate debt.

  Income Taxes

        Income tax benefits decreased primarily due to a decrease in the estimated synthetic fuel tax credits in 2006, as well as a decrease in operating loss before income taxes. Partially offsetting the decrease in income tax benefits was a change in income tax reserves established for IRS tax matters.

Liquidity and Capital Resources

        Liquidity and capital resources represent the overall strength of a company and its ability to generate strong cash flows, borrow funds at a competitive rate and raise new capital to meet operating and growth needs. Our legal entity organizational structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure.

  Liquidity

        Our liquidity requirements have been and will continue to be met by funds from consolidated operations as well as the issuance of commercial paper, common stock, debt or other capital securities and borrowings from credit facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of our operations, including reasonably foreseeable contingencies. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our claims paying ability and our financial strength ratings.

        The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc.    The principal sources of funds available to our parent holding company, Principal Financial Group, Inc., to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa ("the Commissioner") to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (i) 10% of Principal Life's statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year.

        Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 2007 statutory results, Principal Life could pay approximately $686.5 million in stockholder dividends in 2008 without exceeding the statutory limitation.

        Principal Life could have paid approximately $660.4 million in statutory dividends in 2007 based on its 2006 statutory financial results without being subject to the restrictions on payment of stockholder dividends. Total stockholder dividends paid by Principal Life to its parent company in 2007 were $650.0 million.

        Principal Life could have paid approximately $630.7 million in statutory dividends in 2006 based on its 2005 statutory financial results without being subject to the restrictions on payment of stockholder dividends. The ordinary stockholder dividends paid by Principal Life to its parent company in 2006 were $426.2 million. In addition, Principal Life requested and received permission from the Commissioner to pay an extraordinary dividend in the amount of $750.0 million. The extraordinary stockholder dividends paid by Principal Life to its parent in 2006 were $750.0 million.

        Principal Life could have paid approximately $591.1 million in statutory dividends in 2005 based on its 2004 statutory financial results without being subject to the restrictions on payment of stockholder dividends. Total stockholder dividends paid by Principal Life to its parent company in 2005 were $200.0 million.

        Operations.    Historically, our primary consolidated cash flow sources have been premiums from life and health insurance products, pension and annuity deposits, asset management fee revenues, administrative services fee revenues, income from investments and proceeds from the sales or maturity of investments. Cash outflows consist primarily of payment of benefits to policyholders and beneficiaries, income and other taxes, current operating expenses, payment of dividends to policyholders, payments in connection with investments acquired, payments made to acquire subsidiaries, payments relating to policy and contract surrenders, withdrawals, policy loans, interest expense and repayment of short-term debt and long-term debt. Our investment strategies are generally intended to provide adequate funds to pay benefits without forced sales of investments. For a discussion of our investment objectives, strategies and a discussion of duration matching, see "Investments" as well as Item 7A. "Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk".

        Cash Flows.    Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to our discontinued operations, which were as follows:

	For the year ended December 31,
Cash flows attributable to discontinued operations:
	2007	2006	2005
	(in millions)
Net cash provided by operating activities	$2.5	$1.9	$126.0
Net cash used in investing activities	(1.3)	(3.4)	(127.0)
Net cash used in financing activities	(0.5)	(0.6)	(0.5)

        Net cash provided by operating activities was $2,960.0 million, $2,275.5 million and $2,125.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in cash provided by operating activities in 2007 compared to 2006 was primarily related to fluctuations in operational receivables and payables. The increase in cash provided by operating activities in 2006 compared to 2005 was primarily related to the payment in 2005 of an IRS deficiency related to the examination for 1999 - 2001. Also contributing to the increase in cash provided by operating activities was an increase in proceeds in the net mortgage loans held for sale activity, due to the transition of our CMBS platform from Principal Commercial Funding to a newly created entity, Principal Commercial Funding II, which is accounted for under the equity method of accounting. This increase in cash was partially offset by a decrease related to fluctuations in operational receivables and payables.

        Net cash used in investing activities was $4,499.2 million, $3,910.4 million and $1,481.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in cash used in investing activities in 2007 compared to 2006 was primarily due to an increase in net purchases of mortgage loans, available-for-sale securities and real estate as well as additional contributions in 2007 to an equity method investment with no corresponding activity in 2006. This increase was partially offset by larger acquisitions in 2006 relative to 2007. The increase in cash used in investing activities in 2006 compared to 2005 was primarily due to a decrease in sales and fewer maturities of available-for-sale securities, partially offset by a decrease in purchases of available-for-sale securities. Also contributing to the increase was an increase in mortgage loans acquired and a decrease in mortgage loans sold. The acquisition of WM Advisors, Inc. in the fourth quarter of 2006 also contributed to the increase in cash used in investing activities.

        Net cash provided by financing activities was $1,292.1 million, $1,586.5 million and $546.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in cash provided by financing activities in 2007 compared to 2006 was primarily due to the issuance of $600.0 million of senior notes from our shelf registration in 2006, with no corresponding activity in 2007 as well as a decrease in net deposits of investment contracts, offset in part by proceeds from short term debt in the current year, compared to payments of short term debt in the previous year. The increase in cash provided by financing activities in 2006 compared to 2005 was primarily due to the issuance of senior notes from our shelf registration in 2006 in addition to an increase in net deposits of investment contracts and a decrease in treasury stock acquisitions in 2006 compared to 2005. Offsetting these increases in cash provided were repayments of short-term debt, as well as the preferred stock issuance in 2005, with no corresponding activity in 2006.

        Shelf Registration.    We filed a shelf registration statement with the Securities and Exchange Commission, which became effective on June 30, 2004. The shelf registration totals $3.0 billion, with the ability to issue debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts. If we issue additional securities, we intend to use the proceeds from the sale of the securities for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, share repurchase, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement. As of December 31, 2007, there is $1.85 billion remaining under the shelf registration. For information on senior notes issued from our shelf registration, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Debt".

        Short-Term Debt and Long-Term Debt.    For debt information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Debt."

        Stockholders' Equity.    Proceeds from the issuance of our common stock were $73.6 million and $66.2 million in 2007 and 2006, respectively.

        The following table summarizes our return of capital to common stockholders in 2007, 2006 and 2005.

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Dividends to stockholders	$235.6	$214.7	$182.2
Repurchase of common stock	756.3	755.8	952.4

Total cash returned to stockholders	$991.9	$970.5	$1,134.6

Number of shares repurchased	11.5	14.5	22.2

        For additional stockholders' equity information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Stockholders' Equity."

  Capitalization

        Our capital structure as of December 31, 2007 and 2006 consisted of debt and equity summarized as follows:

	December 31,
	2007	2006
	(in millions)
Debt:
Short-term debt	$290.8	$84.1
Long-term debt	1,398.8	1,511.3

Total debt	1,689.6	1,595.4
Stockholders' equity:
Equity excluding accumulated other comprehensive income, net of tax	7,001.5	7,013.9
Accumulated other comprehensive income, net of tax	420.2	846.9

Total stockholders' equity	7,421.7	7,860.8

Total capitalization including accumulated other comprehensive income	$9,111.3	$9,456.2

Debt to equity	23%	20%
Debt to capitalization	19%	17%

  Contractual Obligations

        The following table presents payments due by period for long-term contractual obligations as of December 31, 2007:

		Payments due in year ending
Contractual Obligations(1)	Total Payments	2008	2009-2010	2011-2012	2013 and thereafter
	(in millions)
Contractholder funds(2)	$59,012.9	$7,448.6	$13,563.8	$9,774.6	$28,225.9
Future policy benefits and claims(3)	39,089.0	2,045.8	3,410.0	3,272.3	30,360.9
Long-term debt(4)	1,398.8	83.4	482.6	105.5	727.3
Certificates of deposit(5)	1,069.0	610.5	389.0	64.4	5.1
Other long-term liabilities(6)	926.5	677.0	—	—	249.5
Capital leases	11.3	5.4	5.5	0.4	—
Long-term debt interest	1,431.7	94.0	125.9	95.9	1,115.9
Operating leases(7)	197.9	51.8	76.9	37.1	32.1
Purchase obligations(8)	597.2	541.4	43.2	12.6	—

Total contractual obligations	$103,734.3	$11,557.9	$18,096.9	$13,362.8	$60,716.7

(1)
Excludes short-term liabilities, other policyholder funds, taxes and short-term debt as these are not long-term and/or not contractual in nature. Also excludes obligations under our pension and other postretirement benefit plans as benefit payments will be made under a funded plan and will not require company contributions or payments within a five-year period. In addition, separate account liabilities are excluded. Separate account liabilities represent the fair market value of funds that are separately administered by us. Generally, the separate account contract owner, rather than us, bears the investment risk of these funds. The separate account liabilities are legally segregated and are not subject to claims that arise out of any other business of ours. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statement of operations. The separate account obligations will be fully funded by cash flows from the separate account assets.

(2)
Includes GICs, funding agreements, individual fixed annuities, universal life insurance and other investment-type contracts. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Insurance Liabilities" for additional information.

Amounts included in the contractholder funds line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated financial statements as of December 31, 2007. The liability amount in our consolidated financial statements reflects estimated cash payments to policyholders, assumptions with regard to the timing of cash payments and discounting for interest.

(3)
Amounts included in the future policy benefits and claims line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated financial statements as of December 31, 2007. The liability amount in our consolidated financial statements reflects estimated cash payments to policyholders, reductions for expected future premiums, assumptions with regard to the timing of cash payments and discounting for interest.

(4)
For long term debt information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Debt".

(5)
Amounts included in the certificates of deposit line item reflect estimated cash payments to be made, including expected interest payments. Certificates of deposit are reported as other liabilities on our consolidated statement of financial position.

(6)
Other long-term liabilities include other liabilities reflected in the consolidated statement of financial position that are contractual, non-cancelable and long-term in nature. This line item excludes accruals and short-term items in the amount of $3,072.4 million.

(7)
As a lessee, we lease office space, data processing equipment and office furniture and equipment under various operating leases.

(8)
Purchase obligations include material contracts where we have a non-cancelable commitment to purchase goods and services in addition to commitments to originate loans and purchase investments.

  Contractual Commitments

        In connection with our banking business, we make additional commitments to extend credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A majority of these commitments are lines of credit and are expected to expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash funding requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund loans were $319.4 million as of December 31, 2007.

  Off-Balance Sheet Arrangements

        Variable Interest Entities.    We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Variable Interest Entities." We do not have a direct or contingent obligation related to our unconsolidated variable interest entities ("VIE") other than described below.

        Retained Interests in Securitized Assets.    We, along with other contributors, sell commercial mortgage loans in securitization transactions to trusts. As these trusts are classified as a qualifying special purpose entity, they are not subject to the VIE consolidation rules. We may retain interests in the securitization transaction. At December 31, 2007 and 2006, the fair values of retained interests related to the securitizations of commercial mortgage loans were $315.8 million and $345.3 million, respectively. The investors and the securitization entities have no recourse to our assets for failure of debtors to pay when due. The value of our retained interests is subject primarily to credit risk.

        Guarantees and Indemnifications.    For guarantee and indemnification information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Contingencies, Guarantees and Indemnifications" under the caption, "Guarantees and Indemnifications".

  Financial Rating and Strength

        Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ratings and other factors.

        State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formulas for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. For additional rating information refer to Item 1. "Business, Ratings."

  Impacts of Income Taxes

        The IRS has completed examinations of the U.S. consolidated federal income tax returns for 2003 and prior years. The IRS's completion of the examinations for the years 1999 - 2001 resulted in notices of deficiency dated December 29, 2004, and March 1, 2005. We paid the deficiencies (approximately $444.0 million for 1999 and 2000, and $1.3 million for 2001, including interest) in the first quarter of 2005 and have filed, or will file, claims for refund relating to the disputed adjustments. The examination for the years 2002 and 2003 resulted in a refund of approximately $176.7 million (including interest) of which $161.5 million related to deficiencies previously paid as a result of the 1999-2001 examination. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues in tax years 1999 - 2003 to have a material impact on our net income. Similarly, we believe there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2003.

        In August 2007, the IRS issued Revenue Ruling 2007-54, which provides guidance on the methodology that life insurance companies use to calculate the dividends received deduction relating to variable life insurance and variable annuity contracts. The deduction for dividends received reduces the amount of dividend income subject to tax and is a significant component of the difference between our periodic effective income tax rate and the U.S. corporate income tax rate of 35%. In September 2007, the IRS issued Revenue Ruling 2007-61, which suspended Revenue Ruling 2007-54, and indicated it would issue regulations to address the issues. No regulations have been proposed and we cannot predict whether any such regulations would affect our deduction for dividends received by insurance company affiliates with respect to variable contracts.

        On October 22, 2004, the American Jobs Creation Act of 2004 ("American Jobs Creation Act") was signed into law. The American Jobs Creation Act included a repatriation provision granting U.S. corporations a special deduction of 85% of certain qualifying dividends from their foreign subsidiaries. A company could elect to apply this provision to qualifying earnings that were repatriated in its 2005 tax year. Pursuant to the American Jobs Creation Act, we implemented two domestic reinvestment plans in 2005. In accordance with the provisions of the Internal Revenue Code, we elected an 85% dividend received deduction on eligible cash dividends totaling $28.8 million.

Investments

        We had total consolidated assets as of December 31, 2007, of $154.5 billion, of which $64.4 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

        Invested assets as of December 31, 2007, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets.

Invested Assets

	December 31, 2007		December 31, 2006
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$32,215.0	50%	$31,075.5	52%
Private	15,053.2	24	13,651.4	23
Equity securities	586.2	1	847.6	1
Mortgage loans:
Commercial	10,763.5	17	10,090.3	17
Residential	1,896.1	3	1,573.6	3
Real estate held for sale	82.4	—	118.2	—
Real estate held for investment	780.1	1	695.4	1
Policy loans	869.9	1	850.7	1
Other investments	2,118.6	3	1,410.7	2

Total invested assets	$64,365.0	100%	60,313.4	100%

Cash and cash equivalents	1,344.4		1,591.5

Total invested assets and cash	$65,709.4		$61,904.9

Investment Results

        The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our invested assets. The annualized yield on invested assets and on cash and cash equivalents was 6.2% for the year ended December 31, 2007, compared to 6.0% for the year ended December 31, 2006. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

Invested Assets
Investment Income Yields by Asset Type

	For the year ended December 31,
	2007		2006
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.2%	$2,869.2	6.1%	$2,636.4
Equity securities	3.8	27.0	7.0	58.0
Mortgage loans — commercial	6.6	688.9	6.5	653.6
Mortgage loans — residential	7.5	129.7	5.7	90.7
Real estate	8.9	74.9	7.6	63.2
Policy loans	6.1	52.6	6.1	50.9
Cash and cash equivalents	7.2	105.9	4.0	64.4
Other investments	9.3	165.1	10.5	132.2

Total before investment expenses	6.4	4,113.3	6.2	3,749.4
Investment expenses	0.2	(146.8)	0.2	(128.8)

Net investment income	6.2%	$3,966.5	6.0%	$3,620.6

        The following tables present the contributors to net realized/unrealized gains and losses for our invested assets for the years ended December 31, 2007 and 2006.

	For the year ended December 31, 2007
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(262.8)	$17.1	$151.8	$(93.9)
Fixed maturity securities, trading	—	1.7	—	1.7
Equity securities(2)	(51.3)	5.0	—	(46.3)
Equity securities, trading		23.0		23.0
Mortgage loans on real estate(3)	(7.1)	—	—	(7.1)
Derivatives(4)	—	—	(269.2)	(269.2)
Other(5)	—	34.6	28.4	63.0

Total	$(321.2)	$81.4	$(89.0)	$(328.8)

(1)
Impairments include $215.7 million of credit impairment write-downs and $8.4 million in realized credit recoveries on the sale of previously impaired assets. Certain fixed maturity securities moved into a loss position during the second quarter of 2007, and we determined that we did not have the ability and intent to hold these securities. As a result, we recognized impairment losses on these securities of $24.5 million, net of recoveries on the subsequent sale, primarily due to a change in interest rates. Credit losses include $32.3 million in realized losses and $2.0 million in realized gains related to credit triggered sales.

(2)
Impairments include $52.6 million of credit impairment write-downs and $1.3 million in realized credit recoveries on the sale of previously impaired assets.

(3)
Impairments include $2.7 million in realized gains that resulted from the sale of a commercial mortgage loan for which we had credit concerns and a $9.8 million increase in the commercial mortgage valuation allowance.

(4)
Derivatives include $153.5 million of net unrealized losses related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities. The remainder of the net loss resulted primarily from mark to market adjustments on derivatives not designated as hedging instruments, with the largest component being $81.1 million of net losses on credit default swaps and the remainder relating to risk management activities.

(5)
Other gains (losses) include a $24.6 million realized gain on the sale of stock of an equity method investment and mark to market of net realized/unrealized gains on certain seed money investments.

	For the year ended December 31, 2006
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(32.1)	$10.0	$(14.6)	$(36.7)
Fixed maturity securities, trading	—	1.0	—	1.0
Equity securities(2)	1.0	0.6	—	1.6
Equity securities, trading	—	21.8	—	21.8
Mortgage loans on real estate(3)	2.4	—	—	2.4
Derivatives	—	—	(4.7)	(4.7)
Other(4)	—	64.3	(5.0)	59.3

Total	$(28.7)	$97.7	$(24.3)	$44.7

(1)
Impairments include $14.6 million of credit impairment write-downs and $16.5 million in realized credit recoveries on the sale of previously impaired assets. As the result of the need to fund the acquisition of WM Advisors, Inc., impairments also include $12.4 million of write-downs that resulted from our determination that we no longer had the ability and intent to hold certain fixed maturity securities until they recovered in value. This loss is net of the recovery realized on the subsequent sale of the securities. Credit losses include $0.6 million in realized gains and $22.2 million in realized losses related to credit triggered sales.

(2)
Impairments include $1.0 million in realized recoveries on the sale of previously impaired assets.

(3)
Impairments include $2.5 million in realized losses due to the sale of commercial mortgage loans, $3.6 million in realized recoveries on the sale of previously impaired commercial mortgage loans, a $2.1 million decrease in the commercial mortgage valuation allowance and a $0.7 million increase in the residential mortgage valuation allowance held by our international operations.

(4)
Other gains (losses) include a $44.3 million realized gain on the sale of stock of an equity method investment and mark to market of net realized/unrealized gains on certain seed money investments.

U.S. Investment Operations

        Of our invested assets, $60.3 billion were held by our U.S. operations. Our U.S. invested assets are managed by Principal Global Investors, a subsidiary of Principal Life. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders' benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to three primary sources of investment risk:

  •
  credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

  •
  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves; and

  •
  equity risk, relating to adverse fluctuations in a particular common stock.

        Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of December 31, 2007, there are ten members on the Investment Committee, two of whom are members of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

        Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturity securities we purchase. Teams of security analysts, organized by industry, focus either on the public or private markets and analyze and monitor these investments. In addition, we have teams who specialize in residential mortgage-backed securities, CMBS, asset-backed securities ("ABS") and public below investment grade securities. We establish a credit reviewed list of approved public issuers to provide an efficient way for our portfolio managers to purchase liquid bonds for which credit review has already been completed. Issuers remain on the list for one year unless removed by our analysts. Our analysts monitor issuers on the list on a continuous basis with a formal review documented annually or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer.

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

Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 65% and the debt service coverage ratio at loan inception was 1.7 times as of December 31, 2007.

        We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of December 31, 2007.

        Our investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, we diversify our product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges and market value adjustments on liquidations. For further information on our management of interest rate risk, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

  Overall Composition of U.S. Invested Assets

        U.S. invested assets as of December 31, 2007, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

U.S. Invested Assets

	December 31, 2007		December 31, 2006
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$29,495.5	49%	$28,772.4	51%
Private	15,053.2	25	13,651.4	24
Equity securities	533.5	1	795.7	1
Mortgage loans:
Commercial	10,763.5	18	10,090.3	18
Residential	1,337.5	2	1,051.6	2
Real estate held for sale	82.4	—	118.2	—
Real estate held for investment	777.2	1	683.2	1
Policy loans	853.7	2	850.7	1
Other investments	1,391.4	2	972.6	2

Total invested assets	60,287.9	100%	56,986.1	100%

Cash and cash equivalents	1,261.5		1,536.5

Total invested assets and cash	$61,549.4		$58,522.6

  Fixed Maturity Securities

        Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 74% and 75% of total U.S. invested assets as of December 31, 2007 and 2006, respectively. The fixed maturity securities portfolio was comprised, based on carrying amount, of 66% in publicly traded fixed maturity securities and 34% in privately placed fixed maturity securities as of December 31, 2007, and 68% in publicly traded fixed maturity securities and 32% in privately placed fixed maturity securities as of December 31, 2006. Included in the privately placed category as of December 31, 2007 and 2006, were $8.4 billion and $7.6 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of December 31, 2007 and 2006, as shown in the following table:

U.S. Invested Assets
Fixed Maturity Securities by Type of Issuer

	December 31, 2007		December 31, 2006
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. Government and agencies	$672.3	1%	$551.6	1%
States and political subdivisions	2,071.5	5	1,663.5	4
Non-U.S. governments	453.9	1	420.7	1
Corporate — public	19,875.2	45	19,791.1	47
Corporate — private	11,813.1	27	10,596.5	25
Residential pass-through securities	1,496.1	3	1,557.6	4
Commercial mortgage-backed securities	4,665.6	10	4,297.0	10
Residential collateralized mortgage obligations	936.9	2	940.4	2
Asset-backed securities	2,564.1	6	2,605.4	6

Total fixed maturities	$44,548.7	100%	$42,423.8	100%

        We held $9,662.7 million of mortgage-backed and ABS as of December 31, 2007, and $9,400.4 million as of December 31, 2006.

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

        CMBS provide high levels of credit protection, diversification, reduced event risk and enhanced liquidity. CMBS are predominantly comprised of rated large pool securitizations that are individually and collectively diverse by property type, borrower and geographic dispersion.

        We purchase ABS to diversify the overall credit risks of the fixed maturity securities portfolio and to provide attractive returns. The principal risks in holding ABS are structural and credit risks. Structural risks include the security's priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks involve issuer/servicer risk where collateral values can become impaired in the event of servicer credit deterioration.

        Our ABS portfolio is diversified both by type of asset and by issuer. We actively monitor holdings of ABS to ensure that the risk profile of each security improves or remains consistent. Prepayments in the ABS portfolio are, in general, insensitive to changes in interest rates or are insulated to such changes by call protection features. In the event that we are subject to prepayment risk, we monitor the factors that impact the level of prepayment and prepayment speed for those ABS. In addition, we diversify the risks of ABS by holding a diverse class of securities, which limits our exposure to any one security.

        The international exposure in our U.S. fixed maturity securities totaled $10,046.5 million, or 23% of total fixed maturity securities, as of December 31, 2007, comprised of corporate and foreign government fixed maturity securities. Of the $10,046.5 million as of December 31, 2007, investments totaled $2,843.1 million in the continental European Union, $2,641.7 million in the United Kingdom, $1,059.0 million in Asia, $954.1 million in Australia, $594.6 million in South America, $340.3 million in Mexico and $59.4 million in Japan. The remaining $1,554.3 million is invested in 24 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of December 31, 2007, our investments in Canada totaled $1,576.4 million.

        The following tables present the amortized cost of our top ten exposures including approved counterparty exposure limits as of December 31, 2007 and 2006.

December 31, 2007
Amortized cost
(in millions)
Bank of America Corp.(1)	$360.7
MBIA Inc.(2)	323.6
American International Group Inc.(1)	270.1
General Electric Co	259.6
AT&T Inc.	250.9
Royal Bank of Scotland Group PLC(1)	240.9
JP Morgan Chase & Co.(1)	237.6
Ambac Financial Group Inc.(3)	235.3
Citigroup Inc.(1)	233.2
Deutsche Bank AG(1)	203.7

Total top ten exposures	$2,615.6

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

(3)
Of the Ambac Financial Group Inc. exposure, 84% is comprised of the guarantee of underlying securities that are predominantly rated A- equivalent or better by the rating agencies on a stand-alone basis. The Ambac Financial Group Inc. wrap guarantees performance in the event of default of the underlying securities, bringing the combined rating to AAA.

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

        Our top ten exposures were rated an "A" equivalent or better by the rating agencies as of December 31, 2007 and 2006. As of December 31, 2007 and 2006, no individual non-government issuer represented more than 1% of U.S. invested assets. HSBC Holdings PLC is no longer included in our top ten exposures due to the redemption of a $238.0 million investment in January 2007.

        Valuation techniques for the fixed maturity securities portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Interactive Data Corporation or direct broker quotes are our sources for external prices for our public bonds and those private placement securities that are actively traded in the secondary market. In cases where quoted market prices are not available, a matrix pricing valuation approach is used. Securities are grouped into pricing categories that vary by asset class, sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions among others. The resulting prices are then reviewed by pricing analysts. All loans placed on the "watch list" are valued individually by the investment analysts or the analysts that focus on troubled securities ("Workout Group"). Although we believe our estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Every month, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the Chief Investment Officer, the Portfolio Managers and the Workout Group. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments on the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

        The Securities Valuation Office ("SVO") of the NAIC evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations' credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by Standard & Poor's. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by Standard & Poor's. As of December 31, 2007, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 95%.

        We also monitor the credit drift of our corporate fixed maturity securities portfolio. Credit drift is defined as the ratio of the percentage of rating downgrades, including defaults, divided by the percentage of rating upgrades. We measure credit drift once each fiscal year, assessing the changes in our internally developed credit ratings that have occurred during the year. Standard & Poor's annual credit ratings drift ratio measures the credit rating change, within a specific year, of companies that have been assigned ratings by Standard & Poor's. The annual internal credit drift ratio on corporate fixed maturity securities we held in our general account was 0.89 times compared to the Standard & Poor's drift ratio of 0.69 times, as of December 31, 2007.

        The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of December 31, 2007 and 2006, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets
Fixed Maturity Securities by Credit Quality(1)

		December 31, 2007			December 31, 2006
NAIC rating	Rating agency equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	Aaa/Aa/A	$25,635.0	$25,644.1	57%	$23,716.0	$24,231.9	57%
2	Baa	16,661.8	16,742.0	38	15,769.9	16,205.5	38
3	Ba	1,904.7	1,872.1	4	1,586.8	1,657.1	4
4	B	179.0	179.4	1	290.5	302.6	1
5	Caa and lower	103.1	99.2	—	19.1	19.5	—
6	In or near default	12.0	11.9	—	5.5	7.2	—

	Total fixed maturities	$44,495.6	$44,548.7	100%	$41,387.8	$42,423.8	100%

(1)
Includes 56 securities with an amortized cost of $541.3 million, gross gains of $5.8 million, gross losses of $14.1 million and a carrying amount of $533.0 million as of December 31, 2007, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

        The following tables present credit quality and year of issuance ("vintage") for our CMBS portfolio and our ABS home equity portfolio backed by subprime first lien mortgages. As of December 31, 2007, based on amortized cost, 86% of our CMBS portfolio had ratings of A or higher and 71% was issued in 2005 or before and 99% of our ABS home equity portfolio had ratings of A or higher and 87% was issued in 2005 or before.

U.S. Invested Assets
Commercial Mortgage-Backed Securities by Rating and Vintage

	December 31, 2007		December 31, 2006
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA(1)	$2,818.8	$2,829.6	$2,583.0	$2,609.5
AA	645.3	631.3	541.5	549.4
A	636.4	601.4	513.8	526.1
BBB	569.8	504.8	423.1	446.1
BB and below	84.1	98.5	134.9	165.9

Total by lowest agency rating	$4,754.4	$4,665.6	$4,196.3	$4,297.0

Vintage
2003 and prior	$2,092.9	$2,174.9	$2,400.3	$2,512.8
2004	545.6	523.4	584.3	574.8
2005	716.2	683.4	841.0	835.9
2006	428.2	389.7	370.7	373.5
2007	971.5	894.2	—	—

Total by vintage	$4,754.4	$4,665.6	$4,196.3	$4,297.0

(1)
Includes leveraged interest-only CMBS for which our fixed income analysts internally rate as BBB-, but the agencies rate as AAA.

U.S. Invested Assets
Asset-Backed Securities — Home Equity by Rating and Vintage

	December 31, 2007		December 31, 2006
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA	$454.4	$434.1	$469.4	$465.0
AA	105.1	90.9	155.5	155.7
A	31.4	27.4	16.0	16.1
BBB	8.1	4.6	—	—
BB and below	—	—	—	—

Total by lowest agency rating	$599.0	$557.0	$640.9	$636.8

Vintage
2003 and prior	$307.6	$290.2	$376.6	$375.3
2004	104.3	100.2	120.2	118.0
2005	107.6	97.6	115.3	114.2
2006	16.3	15.7	28.8	29.3
2007	63.2	53.3	—	—

Total by vintage	$599.0	$557.0	$640.9	$636.8

        We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of December 31, 2007, we had invested 3.7% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

        The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of December 31, 2007 and 2006.

U.S. Invested Assets
Corporate Fixed Maturity Securities by Salomon Industry

	December 31, 2007		December 31, 2006
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Industry class
Finance — Bank	$4,125.7	13%	$3,659.2	12%
Finance — Insurance	3,147.8	10	3,119.1	10
Finance — Other	4,770.1	15	4,792.2	16
Industrial — Consumer	1,241.3	4	1,100.0	4
Industrial — Energy	3,143.0	10	2,683.2	9
Industrial — Manufacturing	5,638.7	18	5,518.4	18
Industrial — Other	171.4	1	105.3	—
Industrial — Service	4,432.1	14	4,462.3	15
Industrial — Transport	1,020.1	3	836.9	3
Utility — Electric	2,325.5	7	2,417.9	8
Utility — Other	46.5	—	47.6	—
Utility — Telecom	1,626.1	5	1,645.5	5

Total	$31,688.3	100%	$30,387.6	100%

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

        We have a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

        Every month, a group of individuals including the Chief Investment Officer, our Portfolio Managers, members of our Workout Group and representatives from Investment Accounting review all securities to determine whether an other than temporary decline in value exists and whether losses should be recognized. The analysis focuses on each issuer's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. Formal documentation of the analysis and our decision is prepared and approved by management.

        We consider relevant facts and circumstances in evaluating whether a credit or interest-rate related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (4) our ability and intent to hold the security for a period of time that allows for the recovery in value which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to net income.

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

        Due to the credit disruption in the last half of 2007 that led to reduced liquidity and wider credit spreads, we saw an increase in realized and unrealized losses in our securities portfolio. The losses were more pronounced in structured products such as collateralized debt obligations and ABS. The decline in value in large part reflects the illiquid markets.

        The net realized loss relating to other than temporary credit impairments of fixed maturity securities was $207.3 million for the year ended December 31, 2007. The largest portion of this loss relates to collateralized debt obligations with sub-prime exposure and certain structured residual interest securities. Certain fixed maturity securities moved into a loss position during the second quarter of 2007, and we determined that we did not have the ability and intent to hold these securities. As a result, we recognized impairment losses on these securities of $24.5 million, net of recoveries on the subsequent sale, primarily due to a change in interest rates.

        For the year ended December 31, 2007, we realized $34.6 million of gross losses upon disposal of bonds excluding hedging adjustments. Included in this $34.6 million is $32.3 million related to sales of forty-two credit impaired and credit related names. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer's creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

        The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of December 31, 2007 and 2006.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Bank	$4,226.4	$46.0	$176.7	$4,095.7
Finance — Insurance	3,115.6	100.6	68.4	3,147.8
Finance — Other	4,784.1	133.4	147.4	4,770.1
Industrial — Consumer	1,230.2	30.2	19.1	1,241.3
Industrial — Energy	3,012.3	153.7	23.0	3,143.0
Industrial — Manufacturing	5,601.8	145.0	108.1	5,638.7
Industrial — Other	169.9	2.5	1.0	171.4
Industrial — Service	4,341.6	137.2	46.7	4,432.1
Industrial — Transport	1,001.4	42.2	23.5	1,020.1
Utility — Electric	2,268.6	79.9	23.0	2,325.5
Utility — Other	41.0	5.5	—	46.5
Utility — Telecom	1,558.9	86.3	19.1	1,626.1

Total corporate securities	31,351.8	962.5	656.0	31,658.3
Residential pass-through securities	1,481.5	23.6	9.0	1,496.1
Commercial mortgage-backed securities	4,754.4	107.4	196.2	4,665.6
Residential collateralized mortgage obligations	947.7	3.3	14.1	936.9
Asset-backed securities — Home equity	599.0	0.1	42.1	557.0
Asset-backed securities — All other	892.6	19.1	8.3	903.4
Collateralized debt obligations — Credit	735.4	0.1	123.6	611.9
Collateralized debt obligations — CMBS	332.7	1.4	71.6	262.5
Collateralized debt obligations — Loans	88.8	—	5.7	83.1
Collateralized debt obligations — ABS	94.1	—	30.1	64.0

Total mortgage-backed and other asset-backed securities	9,926.2	155.0	500.7	9,580.5
U.S. Government and agencies	628.5	29.0	0.1	657.4
States and political subdivisions	1,867.6	39.1	10.2	1,896.5
Non-U.S. governments	419.4	35.7	1.2	453.9

Total fixed maturity securities, available-for-sale	$44,193.5	$1,221.3	$1,168.2	$44,246.6

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Bank	$3,592.1	$78.3	$21.9	$3,648.5
Finance — Insurance	3,057.4	83.0	21.8	3,118.6
Finance — Other	4,661.3	166.9	36.5	4,791.7
Industrial — Consumer	1,082.1	29.1	11.3	1,099.9
Industrial — Energy	2,552.2	145.5	15.7	2,682.0
Industrial — Manufacturing	5,406.1	155.8	44.0	5,517.9
Industrial — Other	104.7	1.3	0.7	105.3
Industrial — Service	4,344.3	143.9	26.9	4,461.3
Industrial — Transport	796.0	46.2	5.3	836.9
Utility — Electric	2,343.5	91.9	17.7	2,417.7
Utility — Other	41.0	6.6	—	47.6
Utility — Telecom	1,569.0	87.6	11.3	1,645.3

Total corporate securities	29,549.7	1,036.1	213.1	30,372.7
Residential pass-through securities	1,557.9	19.9	20.2	1,557.6
Commercial mortgage-backed securities	4,121.1	133.9	33.2	4,221.8
Residential collateralized mortgage obligations	951.5	0.9	13.9	938.5
Asset-backed securities — Home equity	638.5	1.5	5.6	634.4
Asset-backed securities — All other	994.0	50.9	2.2	1,042.7
Collateralized debt obligations — Credit	527.5	0.9	0.4	528.0
Collateralized debt obligations — CMBS	197.9	8.5	1.8	204.6
Collateralized debt obligations — Loans	53.9	0.7	0.5	54.1
Collateralized debt obligations — ABS	123.3	0.2	—	123.5

Total mortgage-backed and other asset-backed securities	9,165.6	217.4	77.8	9,305.2
U.S. Government and agencies	530.8	0.8	3.8	527.8
States and political subdivisions	1,557.7	45.4	4.9	1,598.2
Non-U.S. governments	384.9	36.1	0.3	420.7

Total fixed maturity securities, available-for-sale	$41,188.7	$1,335.8	$299.9	$42,224.6

        The total unrealized losses on our fixed maturity securities available-for-sale were $1,168.2 million and $299.9 million as of December 31, 2007 and 2006, respectively. Of the $1,168.2 million in gross unrealized losses as of December 31, 2007, there were $9.5 million in losses attributed to securities scheduled to mature in one year or less, $107.3 million attributed to securities scheduled to mature between one to five years, $255.3 million attributed to securities scheduled to mature between five to ten years, $295.4 million attributed to securities scheduled to mature after ten years and $500.7 million related to mortgage-backed and other ABS. The gross unrealized losses as of December 31, 2007 were concentrated primarily in the Commercial mortgage-backed securities, Financial — Bank, Financial — Other, Collateralized debt obligations — Credit and Industrial — Manufacturing sectors. The gross unrealized losses as of December 31, 2006 were concentrated primarily in the Industrial — Manufacturing, Financial — Other, Commercial mortgage-backed securities and Industrial — Services sectors.

        The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of December 31, 2007 and 2006.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$27,966.9	$752.8	$577.5	$28,142.2
Private	14,027.8	410.3	496.3	13,941.8
Below investment grade:
Public	1,149.9	27.4	63.8	1,113.5
Private	1,048.9	30.8	30.6	1,049.1

Total fixed maturity securities, available-for-sale	$44,193.5	$1,221.3	$1,168.2	$44,246.6

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$26,995.7	$770.7	$201.5	$27,564.9
Private	12,292.4	469.5	87.3	12,674.6
Below investment grade:
Public	1,070.5	44.2	6.0	1,108.7
Private	830.1	51.4	5.1	876.4

Total fixed maturity securities, available-for-sale	$41,188.7	$1,335.8	$299.9	$42,224.6

U.S. Invested Assets
Unrealized Losses on Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	December 31, 2007
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,858.8	$71.9	$1,556.3	$36.0	$4,415.1	$107.9
Greater than three to six months	1,249.7	89.4	1,058.8	120.0	2,308.5	209.4
Greater than six to nine months	1,502.7	114.7	1,243.8	117.7	2,746.5	232.4
Greater than nine to twelve months	993.2	74.6	719.4	107.1	1,712.6	181.7
Greater than twelve to twenty-four months	1,545.8	100.8	580.2	45.4	2,126.0	146.2
Greater than twenty-four to thirty-six months	3,054.3	104.5	1,114.9	57.8	4,169.2	162.3
Greater than thirty-six months	617.9	21.6	354.2	12.3	972.1	33.9

Total fixed maturities, available-for-sale	$11,822.4	$577.5	$6,627.6	$496.3	$18,450.0	$1,073.8

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

U.S. Invested Assets
Unrealized Losses on Below Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	December 31, 2007
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$95.4	$4.0	$187.0	$5.5	$282.4	$9.5
Greater than three to six months	62.8	2.6	115.6	5.4	178.4	8.0
Greater than six to nine months	130.5	22.8	91.3	3.0	221.8	25.8
Greater than nine to twelve months	91.5	11.3	17.3	0.7	108.8	12.0
Greater than twelve to twenty-four months	57.0	11.1	21.7	13.0	78.7	24.1
Greater than twenty-four to thirty-six months	138.3	11.4	72.9	2.1	211.2	13.5
Greater than thirty-six months	16.5	0.6	26.6	0.9	43.1	1.5

Total fixed maturities, available-for-sale	$592.0	$63.8	$532.4	$30.6	$1,124.4	$94.4

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

        Of total gross unrealized losses as of December 31, 2007 and 2006, $1,073.8 million and $288.8 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $94.4 million and $11.1 million as of December 31, 2007 and 2006, respectively.

        The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of December 31, 2007 and 2006.

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities
Available-for-Sale by Aging Category

	December 31, 2007
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$670.2	$240.2	$670.2	$240.2
Greater than three to six months	—	—	110.7	80.9	110.7	80.9
Greater than six to nine months	—	—	0.5	0.3	0.5	0.3
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—

Total fixed maturity securities, available-for-sale	$—	$—	$781.4	$321.4	$781.4	$321.4

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities Available-for-Sale by Aging Category

	December 31, 2006
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$0.7	$0.2	$0.7	$0.2
Greater than three to six months	—	—	0.3	0.2	0.3	0.2
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—

Total fixed maturity securities, available-for-sale	$—	$—	$1.0	$0.4	$1.0	$0.4

        Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $321.4 million as of December 31, 2007, and $0.4 million as of December 31, 2006. There were no gross unrealized losses attributed to those securities considered to be "problem", "potential problem" or "restructured" as of December 31, 2007 and 2006.

        The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	December 31, 2007	December 31, 2006
	($ in millions)
Total fixed maturity securities (public and private)	$44,548.7	$42,423.8

Problem fixed maturity securities	$13.1	$3.5
Potential problem fixed maturity securities	29.2	2.2
Restructured fixed maturity securities	5.9	11.2

Total problem, potential problem and restructured fixed maturity securities	$48.2	$16.9

Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	.11%	.04%

Mortgage Loans

        Mortgage loans consist primarily of commercial mortgage loans on real estate. At December 31, 2007, commercial mortgage loans aggregated to $10,763.5 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

        Credit extensions in the state of California accounted for 18% of our commercial mortgage loan portfolio as of December 31, 2007. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

        Our commercial loan portfolio is highly diversified by borrower. As of December 31, 2007, 33% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of December 31, 2007 and 2006 was 1,254 and 1,262, respectively. The average loan size of our commercial mortgage portfolio was $8.6 million as of December 31, 2007.

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

        The valuation allowance for commercial mortgage loans includes a loan specific allowance for impaired loans and a provision for losses based on past loss experience believed to be adequate to absorb estimated probable credit losses. The changes in this valuation allowance are reported in net income on our consolidated statements of operations.

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

        The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $30.6 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral and changes in the economic environment in general. The valuation allowance increased by $10.6 million for the year ended December 31, 2007, and decreased by $1.0 million for the year ended December 31, 2006.

        The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets
Commercial Mortgage Valuation Allowance

	December 31, 2007	December 31, 2006
	($ in millions)
Beginning balance	$32.2	$33.2
Provision	10.8	1.3
Release	(0.2)	(2.3)

Ending balance	$42.8	$32.2

Valuation allowance as % of carrying value before reserves	.40%	.32%

        The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	December 31, 2007	December 31, 2006
	($ in millions)
Total commercial mortgages	$10,763.5	$10,090.3

Problem commercial mortgages(1)	$35.8	$10.7
Potential problem commercial mortgages	14.5	9.1
Restructured commercial mortgages	14.8	6.8

Total problem, potential problem and restructured commercial mortgages	$65.1	$26.6

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	.60%	.26%

(1)
Problem commercial mortgages includes one mortgage loan in foreclosure of $13.0 million as of December 31, 2007, and one mortgage loan in foreclosure of $10.6 million as of December 31, 2006. The loan in foreclosure as of December 31, 2007, is not the same mortgage loan that was in foreclosure as of December 31, 2006.

Equity Real Estate

        We hold commercial equity real estate as part of our investment portfolio. As of December 31, 2007 and 2006, the carrying amount of equity real estate investment was $859.6 million and $801.4 million, or 1% of U.S. invested assets. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

        Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale." Real estate held for investment totaled $777.2 million as of December 31, 2007, and $683.2 million as of December 31, 2006. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the year ended December 31, 2007 and for the year ended December 31, 2006, there were no such impairment adjustments.

        The carrying amount of real estate held for sale as of December 31, 2007 was $82.4 million. There was no valuation allowance at December 31, 2007. The carrying amount of real estate held for sale as of December 31, 2006 was $118.2 million, net of valuation allowance $4.7 million. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

        We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

        Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of December 31, 2007. By property type, there is a concentration in office and industrial site buildings that represented approximately 56% of the equity real estate portfolio as of December 31, 2007.

Other Investments

        Our other investments totaled $1,391.4 million as of December 31, 2007, compared to $972.6 million as of December 31, 2006. Derivatives accounted for $1,067.3 million in other investments as of December 31, 2007. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

        Of our invested assets, $4.1 billion were held by our International Asset Management and Accumulation segment as of December 31, 2007. Our international investment operations consist of the investments of Principal International. Principal Global Investors advises each Principal International affiliate on investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of December 31, 2007 and 2006, were fixed maturity securities, other investments and residential mortgage loans:

International Invested Assets

	December 31, 2007		December 31, 2006
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$2,719.5	67%	$2,303.1	69%
Equity securities	52.7	1	51.9	2
Mortgage loans:
Residential	558.6	14	522.0	16
Real estate held for investment	2.9	—	12.2	—
Policy loans	16.2	—	—	—
Other investments	727.2	18	438.1	13

Total invested assets	4,077.1	100%	3,327.3	100%

Cash and cash equivalents	82.9		55.0

Total invested assets and cash	$4,160.0		$3,382.3

        Our other investments totaled $727.2 million as of December 31, 2007, compared to $438.1 million as of December 31, 2006. Investment in equity method subsidiaries and direct financing leases accounted for $455.6 million and $256.3 million, respectively, of other investments as of December 31, 2007. Investment in equity method subsidiaries and direct financing leases accounted for $262.7 million and $150.0 million, respectively, of other investments as of December 31, 2006. The remaining invested assets as of December 31, 2007 and 2006, are primarily related to derivatives and seed money.

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

        As of December 31, 2007, the difference between the asset and liability durations on our primary duration-managed portfolio was -.01. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $33,183.4 million as of December 31, 2007.

        Duration-Monitored.    For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of December 31, 2007, the weighted-average difference between the asset and liability durations on these portfolios was +.22. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $17,990.9 million as of December 31, 2007.

        Non Duration-Managed.    We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,234.0 million as of December 31, 2007.

        Using the assumptions and data in effect as of December 31, 2007, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $36.3 million. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	December 31, 2007
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$33,183.4	3.53	(0.01)	$3.3
Duration-monitored	17,990.9	4.70	0.22	(39.6)
Non duration-managed	5,234.0	4.43	N/A	N/A

Total	$56,408.3			$(36.3)

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

        Debt Issued and Outstanding.    As of December 31, 2007, the aggregate fair value of long-term debt was $1,423.6 million. A 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $106.3 million. Debt is not recorded at fair value on the statement of financial position.

	December 31, 2007
	Fair value (no accrued interest)
	-100 basis point change	No change	+100 basis point change
	(in millions)
8.2% notes payable, due 2009	$500.8	$493.2	$485.8
3.31% notes payable, due 2011	62.2	60.0	57.9
3.63% notes payable, due 2011	32.2	31.0	30.0
6.05% notes payable, due 2036	655.9	571.0	502.0
8% surplus notes payable, due 2044	118.9	110.3	101.2
Non-recourse mortgages and notes payable	134.0	132.4	130.2
Other mortgages and notes payable	25.9	25.7	25.2

Total long-term debt	$1,529.9	$1,423.6	$1,332.3

        Use of Derivatives to Manage Interest Rate Risk.    We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, swaptions, futures, treasury lock agreements and options. We use interest rate swaps and futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We have also used these instruments to hedge the interest rate exposure in our CMBS operations. Occasionally, we will sell a callable investment-type agreement and will use written interest rate swaptions to transform the callable liability into a fixed term liability.

Foreign Currency Risk

        Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market, foreign currency-denominated fixed maturity securities and demand deposits purchased and our international operations.

        We estimate that as of December 31, 2007, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

        Use of Derivatives to Manage Foreign Currency Risk.    The foreign currency risk on funding agreements and fixed maturity securities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of December 31, 2007, was $4,351.7 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of December 31, 2007, was $1,973.4 million.

        With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. As of December 31, 2007, our operations in Chile had currency swaps with a notional amount of $24.1 million that are used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $134.1 million in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

        Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. Currently, there are no outstanding net equity investment hedges.

Equity Risk

        Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of December 31, 2007, the fair value of our equity securities was $586.2 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $58.6 million. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

        We also have equity risk associated with (1) fixed deferred annuity products that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to receive at least the principal deposit back through withdrawals of a specified annual amount, even if the account value is reduced to zero; (3) variable annuity contacts that have a GMDB that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount; (4) investment-type contracts in which the return is tied to an external equity index; and (5) investment-type contracts in which the return is subject to minimum contractual guarantees.

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

        We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $63.4 million at December 31, 2007. We also utilized credit default swaps with a notional amount of $69.5 million at December 31, 2007, to economically hedge spread risk in our portfolio. We have credit exposure through credit default swaps with a notional amount of $200.0 million as of December 31, 2007, by investing $200.0 million in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $801.9 million as of December 31, 2007.

Derivative Summary

        Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the statement of financial position. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of December 31, 2007 and 2006.

Derivative Financial Instruments — Notional Amounts

	December 31, 2007		December 31, 2006
	Notional amount	% of total	Notional amount	% of total
	($ in millions)
Interest rate swaps	$18,627.3	62%	$12,365.5	55%
Foreign currency swaps	6,349.2	21	5,331.1	24
Embedded derivative financial instruments	2,088.9	7	1,679.4	8
Credit default swaps	1,134.8	4	1,550.9	7
Options	572.0	2	335.0	1
Swaptions	488.8	2	643.4	3
Currency forwards	361.9	1	342.7	2
Treasury lock agreements	150.0	1	—	—
Futures	57.7	—	55.0	—
Commodity swaps	40.0	—	20.0	—
Interest rate lock commitments	—	—	8.8	—

Total	$29,870.6	100%	$22,331.8	100%

Derivative Financial Instruments — Credit Exposures

	December 31, 2007		December 31, 2006
	Credit exposure	% of total	Credit exposure	% of total
	($ in millions)
Foreign currency swaps	$805.5	69%	$564.6	75%
Interest rate swaps	286.0	24	132.8	18
Options	64.4	5	31.0	4
Currency forwards	6.2	1	7.6	1
Credit default swaps	5.6	1	15.7	2
Commodity swaps	0.3	—	0.7	—

Total credit exposure	1,168.0	100%	752.4	100%

Less: Collateral received	(326.5)		(197.5)

Total	$841.5		$554.9

        The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	December 31, 2007
				Fair value (no accrued interest)
	Notional amount	Weighted average term (years)		-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$18,627.3	6.36	(1)	$(186.1)	$(34.2)	$112.2
Swaptions	488.8	6.96	(2)	(46.7)	(23.9)	(11.5)
Treasury lock agreements	150.0	0.04	(3)	(9.3)	(5.9)	(3.7)
Options	21.0	1.47	(2)	0.1	0.1	0.2
Futures	11.4	0.24	(3)	(0.5)	(0.1)	0.4

Total	$19,298.5			$(242.5)	$(64.0)	$97.6

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

Effects of Inflation

        We do not believe that inflation, in the United States or in the other countries in which we operate, has had a material effect on our annual consolidated operations over the past five years; however, in the future we may be materially affected by inflation.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited Principal Financial Group, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). Management of Principal Financial Group, Inc. ("the Company") is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Principal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Principal Financial Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 19, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for certain non-monetary exchanges of similar productive assets (primarily real estate) effective July 1, 2005, its pension and other post-retirement benefits effective December 31, 2006, and for the treatment of modifications or exchanges of insurance contracts and income tax contingencies effective January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 19, 2008

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,
	2007	2006
	(in millions)
Assets
Fixed maturities, available-for-sale	$46,738.9	$44,403.5
Fixed maturities, trading	529.3	323.4
Equity securities, available-for-sale	316.4	666.6
Equity securities, trading	269.8	181.0
Mortgage loans	12,659.6	11,663.9
Real estate	862.5	813.6
Policy loans	869.9	850.7
Other investments	2,118.6	1,410.7

Total investments	64,365.0	60,313.4
Cash and cash equivalents	1,344.4	1,591.5
Accrued investment income	774.1	722.0
Premiums due and other receivables	951.2	1,252.3
Deferred policy acquisition costs	2,810.1	2,418.9
Property and equipment	469.0	422.5
Goodwill	374.7	361.9
Other intangibles	1,006.9	981.0
Separate account assets	80,486.8	73,779.6
Assets of discontinued operations	—	54.2
Other assets	1,938.0	1,760.8

Total assets	$154,520.2	$143,658.1

Liabilities
Contractholder funds	$40,288.9	$36,799.0
Future policy benefits and claims	18,454.7	17,332.6
Other policyholder funds	540.5	619.4
Short-term debt	290.8	84.1
Long-term debt	1,398.8	1,511.3
Income taxes currently payable	41.6	4.2
Deferred income taxes	576.3	917.2
Separate account liabilities	80,486.8	73,779.6
Liabilities of discontinued operations	—	43.0
Other liabilities	5,020.1	4,706.9

Total liabilities	147,098.5	135,797.3
Stockholders' equity
Series A preferred stock, par value $.01 with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding at December 31, 2007 and 2006	—	—
Series B preferred stock, par value $.01 with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding at December 31, 2007 and 2006	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 385.8 million and 383.6 million shares issued, and 259.1 million and 268.4 million shares outstanding at December 31, 2007 and 2006, respectively	3.9	3.8
Additional paid-in capital	8,295.4	8,141.8
Retained earnings	3,414.3	2,824.1
Accumulated other comprehensive income	420.2	846.9
Treasury stock, at cost (126.7 million and 115.2 million shares at December 31, 2007 and 2006, respectively)	(4,712.2)	(3,955.9)

Total stockholders' equity	7,421.7	7,860.8

Total liabilities and stockholders' equity	$154,520.2	$143,658.1

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2007	2006	2005
	(in millions, except per share data)
Revenues
Premiums and other considerations	$4,634.1	$4,305.3	$3,975.0
Fees and other revenues	2,634.7	1,902.5	1,717.8
Net investment income	3,966.5	3,620.6	3,358.0
Net realized/unrealized capital gains (losses)	(328.8)	44.7	(11.2)

Total revenues	10,906.5	9,873.1	9,039.6
Expenses
Benefits, claims, and settlement expenses	6,435.3	5,692.4	5,282.9
Dividends to policyholders	293.8	290.7	293.0
Operating expenses	3,129.2	2,558.7	2,342.1

Total expenses	9,858.3	8,541.8	7,918.0

Income from continuing operations before income taxes	1,048.2	1,331.3	1,121.6
Income taxes	208.1	295.9	231.4

Income from continuing operations, net of related income taxes	840.1	1,035.4	890.2
Income from discontinued operations, net of related income taxes	20.2	28.9	28.8

Net income	860.3	1,064.3	919.0
Preferred stock dividends	33.0	33.0	17.7

Net income available to common stockholders	$827.3	$1,031.3	$901.3

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$3.04	$3.67	$3.03
Income from discontinued operations, net of related income taxes	0.08	0.11	0.10

Net income	$3.12	$3.78	$3.13

Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$3.01	$3.64	$3.01
Income from discontinued operations, net of related income taxes	0.08	0.10	0.10

Net income	$3.09	$3.74	$3.11

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders' equity
	(in millions)
Balances at January 1, 2005	$—	$—	$3.8	$7,269.4	$1,289.5	$1,313.3	$(2,331.7)	$7,544.3
Series A preferred stock issued	—	—	—	296.0	—	—	—	296.0
Series B preferred stock issued	—	0.1	—	245.9	—	—	—	246.0
Common stock issued	—	—	—	59.9	—	—	—	59.9
Capital transactions of equity method investee, net of related income taxes	—	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation and additional related tax benefits	—	—	—	49.1	—	—	—	49.1
Tax benefits related to demutualization	—	—	—	163.8	—	—	—	163.8
Treasury stock acquired, common	—	—	—	—	—	—	(868.4)	(868.4)
Accelerated stock repurchase settlement	—	—	—	(84.0)	—	—	—	(84.0)
Dividends to common stockholders	—	—	—	—	(182.2)	—	—	(182.2)
Dividends to preferred stockholders	—	—	—	—	(17.7)	—	—	(17.7)
Comprehensive income:
Net income	—	—	—	—	919.0	—	—	919.0
Net unrealized losses, net	—	—	—	—	—	(376.0)	—	(376.0)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	63.7	—	63.7
Minimum pension liability, net of related income taxes	—	—	—	—	—	(6.2)	—	(6.2)

Comprehensive income								600.5

Balances at December 31, 2005	—	0.1	3.8	8,000.0	2,008.6	994.8	(3,200.1)	7,807.2
Common stock issued	—	—	—	66.2	—	—	—	66.2
Capital transactions of equity method investee, net of related income taxes	—	—	—	1.7	—	—	—	1.7
Stock-based compensation and additional related tax benefits	—	—	—	73.9	(1.1)	—	—	72.8
Treasury stock acquired, common	—	—	—	—	—	—	(755.8)	(755.8)
Dividends to common stockholders	—	—	—	—	(214.7)	—	—	(214.7)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	(33.0)
Transition adjustment related to post-retirement benefit obligations, net of related income taxes	—	—	—	—	—	23.3	—	23.3
Comprehensive income:
Net income	—	—	—	—	1,064.3	—	—	1,064.3
Net unrealized losses, net	—	—	—	—	—	(168.9)	—	(168.9)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(5.0)	—	(5.0)
Minimum pension liability, net of related income taxes	—	—	—	—	—	2.7	—	2.7

Comprehensive income								893.1

Balances at December 31, 2006	$—	$0.1	$3.8	$8,141.8	$2,824.1	$846.9	$(3,955.9)	$7,860.8

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity — (continued)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders' equity
	(in millions)
Balances at January 1, 2007	$—	$0.1	$3.8	$8,141.8	$2,824.1	$846.9	$(3,955.9)	$7,860.8
Common stock issued	—	—	0.1	73.5	—	—	—	73.6
Capital transactions of equity method investee, net of related income taxes	—	—	—	1.1	—	—	—	1.1
Stock-based compensation and additional related tax benefits	—	—	—	79.0	(1.5)	—	—	77.5
Treasury stock acquired, common	—	—	—	—	—	—	(756.3)	(756.3)
Dividends to common stockholders	—	—	—	—	(235.6)	—	—	(235.6)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	(33.0)
Comprehensive income:
Net income	—	—	—	—	860.3	—	—	860.3
Net unrealized losses, net	—	—	—	—	—	(541.9)	—	(541.9)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	62.5	—	62.5
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	52.7	—	52.7

Comprehensive income								433.6

Balances at December 31, 2007	$—	$0.1	$3.9	$8,295.4	$3,414.3	$420.2	$(4,712.2)	$7,421.7

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Operating activities
Net income	$860.3	$1,064.3	$919.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of related income taxes	(20.2)	(28.9)	(28.8)
Amortization of deferred policy acquisition costs	357.3	239.2	246.6
Additions to deferred policy acquisition costs	(606.1)	(498.9)	(482.1)
Accrued investment income	(52.1)	(41.1)	(4.6)
Net cash flows for trading securities	(258.2)	(200.3)	(37.3)
Premiums due and other receivables	191.8	(419.1)	(70.8)
Contractholder and policyholder liabilities and dividends	2,276.7	1,925.8	1,851.8
Current and deferred income taxes	(70.3)	169.6	(453.3)
Net realized/unrealized capital (gains) losses	328.8	(44.7)	11.2
Depreciation and amortization expense	130.2	101.3	98.4
Mortgage loans held for sale, acquired or originated	(83.8)	(427.3)	(2,262.0)
Mortgage loans held for sale, sold or repaid, net of gain	166.8	761.4	2,326.8
Real estate acquired through operating activities	(48.2)	(82.3)	(44.6)
Real estate sold through operating activities	43.7	88.6	41.9
Stock-based compensation	72.8	71.8	48.8
Other	(329.5)	(403.9)	(35.7)

Net adjustments	2,099.7	1,211.2	1,206.3

Net cash provided by operating activities	2,960.0	2,275.5	2,125.3
Investing activities
Available-for-sale securities:
Purchases	(10,520.3)	(7,765.4)	(8,955.1)
Sales	3,039.6	1,438.9	3,300.5
Maturities	4,461.6	3,595.8	3,903.2
Mortgage loans acquired or originated	(3,108.0)	(2,600.2)	(2,485.5)
Mortgage loans sold or repaid	2,112.8	2,102.6	2,704.5
Real estate acquired	(115.2)	(26.6)	(90.2)
Real estate sold	53.0	174.1	319.8
Net purchases of property and equipment	(98.4)	(50.5)	(44.4)
Purchases of interest in subsidiaries, net of cash acquired	(76.1)	(769.2)	(58.1)
Net change in other investments	(248.2)	(9.9)	(76.4)

Net cash used in investing activities	$(4,499.2)	$(3,910.4)	$(1,481.7)

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows — (continued)

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Financing activities
Issuance of common stock	$73.6	$66.2	$59.9
Issuance of preferred stock	—	—	542.0
Accelerated stock repurchase settlement	—	—	(84.0)
Acquisition of treasury stock	(756.3)	(755.8)	(868.4)
Proceeds from financing element derivatives	128.7	132.1	168.4
Payments for financing element derivatives	(137.2)	(141.0)	(123.2)
Excess tax benefits from share-based payment arrangements	10.2	8.4	—
Dividends to common stockholders	(235.6)	(214.7)	(182.2)
Dividends to preferred stockholders	(41.2)	(24.7)	(17.7)
Issuance of long-term debt	0.2	601.7	137.5
Principal repayments of long-term debt	(115.0)	(20.4)	(72.1)
Net proceeds (repayments) of short-term borrowings	203.9	(390.5)	199.1
Investment contract deposits	9,958.9	8,925.7	7,250.0
Investment contract withdrawals	(8,209.9)	(6,859.4)	(6,504.5)
Net increase in banking operation deposits	417.1	258.9	41.9
Other	(5.3)	—	—

Net cash provided by financing activities	1,292.1	1,586.5	546.7
Discontinued operations
Net cash provided by operating activities	2.5	1.9	126.0
Net cash used in investing activities	(1.3)	(3.4)	(127.0)
Net cash used in financing activities	(0.5)	(0.6)	(0.5)

Net cash provided by (used in) discontinued operations	0.7	(2.1)	(1.5)

Net increase (decrease) in cash and cash equivalents	(246.4)	(50.5)	1,188.8
Cash and cash equivalents at beginning of year	1,590.8	1,641.3	452.5

Cash and cash equivalents at end of year	$1,344.4	$1,590.8	$1,641.3

Cash and cash equivalents of discontinued operations included above
At beginning of year	$(0.7)	$1.4	$2.9
At end of year	$—	$(0.7)	$1.4
Schedule of noncash transactions
Tax benefits related to demutualization	$—	$—	$163.8

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

1. Nature of Operations and Significant Accounting Policies

Description of Business

        Principal Financial Group, Inc. ("PFG"), along with its consolidated subsidiaries, is a diversified financial services organization engaged in promoting retirement savings and investment and insurance products and services in the U.S. and selected international markets.

Basis of Presentation

        The accompanying consolidated financial statements, which include our majority-owned subsidiaries and consolidated variable interest entities ("VIEs"), have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). Less than majority-owned entities in which we had at least a 20% interest and limited liability companies ("LLCs"), partnerships and real estate joint ventures in which we had at least a 5% interest, are reported on the equity basis in the consolidated statements of financial position as other investments. Investments in LLCs, partnerships and real estate joint ventures in which we have an ownership percentage of 3% to 5% are accounted for under the equity or cost method depending upon the specific facts and circumstances of our ownership and involvement. All significant intercompany accounts and transactions have been eliminated. Information included in the notes to the financial statements excludes information applicable to less than majority-owned entities reported on the equity and cost methods, unless otherwise noted.

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

Recent Accounting Pronouncements

        On December 4, 2007, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, Business Combinations ("SFAS 141R"). This statement was a joint project between the FASB and the International Accounting Standards Board whose objectives were to improve and simplify the accounting for business combinations and to develop a single high-quality standard of accounting for business combinations that could be used for both domestic and international financial reporting. Among the changes, the standard requires that the acquiring entity in a business combination establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including any noncontrolling interests, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141R requires direct acquisition costs to be expensed. This statement is effective for the first annual reporting period beginning on or after December 15, 2008. All requirements of SFAS 141R should be applied prospectively.

        Also on December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). Under this statement, noncontrolling interests are to be treated as a separate component of equity, rather than as a liability or other item outside of equity. In addition, SFAS 160 changes the way the consolidated income statement is presented. Net income will include the total income of all consolidated subsidiaries, with separate disclosures on the face of the income statement of the income attributable to controlling and noncontrolling interests. Previously, net income attributable to the noncontrolling interest was reported as an operating expense in arriving at consolidated net income. Finally, SFAS 160 revises the accounting requirements for changes in a parent's ownership interest while the parent retains control and for changes in a parent's ownership interest that results in deconsolidation. This statement is effective for the first annual reporting period beginning on or after December 15, 2008. Presentation and disclosure requirements should be applied retrospectively for all periods presented. All other requirements of SFAS 160 should be applied prospectively. We are still evaluating the impact this guidance will have on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

        On June 11, 2007, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 07-1, Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies ("SOP 07-1"). This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the "Guide"). This SOP also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, this SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company's consolidated financial statements or the financial statements of an equity method investor. The provisions of this SOP were effective for fiscal years beginning on or after December 15, 2007. However, on February 14, 2008, the FASB issued FASB Staff Position ("FSP") SOP 07-1-1, Effective Date of AICPA Statement of Position 07-1, to indefinitely defer the effective date of SOP 07-1.

        On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value. Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income. The decision about whether to elect the fair value option (1) is applied instrument by instrument, with certain exceptions; (2) is irrevocable; and (3) is applied to an entire instrument and not only to specified risks, specific cash flows, or portions of that instrument. SFAS 159 also requires additional disclosures that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. At the effective date, the fair value option may be elected for eligible items that exist at that date and the effect of the first remeasurement to fair value for those items should be reported as a cumulative effect adjustment to retained earnings. We do not anticipate that SFAS 159 will have a material impact on our consolidated financial statements; however, election of this option could introduce period to period volatility in net income.

        The FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R ("SFAS 158"), on September 29, 2006. SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan's overfunded status or a liability for a plan's underfunded status. This statement eliminates the ability to choose a measurement date, by requiring that plan assets and benefit obligations be measured as of the annual balance sheet date. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements were effective for fiscal years ending after December 15, 2006, and did not have a material impact on our consolidated financial statements. The requirement to measure plan assets and benefit obligations as of the annual balance sheet date is effective for fiscal years ending after December 15, 2008. See Note 14, Employee and Agent Benefits, for further details relating to our benefit plans.

        On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This standard, which provides guidance for using fair value to measure assets and liabilities, applies whenever other standards require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and requires fair value measurements to be separately disclosed by level within the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of Statement No 157, to defer the effective date of the standard for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. On February 14, 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, which amends SFAS 157 to exclude instruments covered by SFAS No. 13, Accounting for Leases, and its related interpretive guidance from the scope of SFAS 157. We do not anticipate that SFAS 157 will have a material impact on our consolidated financial statements.

        The staff of the United States Securities and Exchange Commission ("SEC") published Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), on September 13, 2006. SAB 108 addresses quantifying the financial statement effects

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. Under SAB 108, registrants are required to quantify the effects on the current year financial statements of correcting all misstatements, including both the carryover and reversing effects of uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if a misstatement is material, a registrant's prior year financial statements must be restated. SAB 108 was effective for fiscal years ending after November 15, 2006, and did not have a material impact on our consolidated financial statements.

        On July 13, 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48, which is an interpretation of SFAS No. 109, Accounting for Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. We adopted FIN 48 on January 1, 2007, which did not have a material impact on our consolidated financial statements. See Note 13, Income Taxes, for further details.

        On March 17, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156"), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). This Statement (1) requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, (3) for subsequent measurement of each class of separately recognized servicing assets and liabilities, an entity can elect either the amortization or fair value measurement method, (4) permits a one-time reclassification of available-for-sale ("AFS") securities to trading securities by an entity with recognized servicing rights, without calling into question the treatment of other AFS securities, provided the AFS securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities measured at fair value in the statement of financial position and also requires additional disclosures. The initial measurement requirements of this Statement should be applied prospectively to all transactions entered into after the fiscal year beginning after September 15, 2006. The election related to the subsequent measurement of servicing assets and liabilities is also effective the first fiscal year beginning after September 15, 2006. We adopted SFAS 156 effective January 1, 2007, and have not elected to subsequently measure any of our servicing rights at fair value or reclassify any AFS securities to trading. The prospective aspects of SFAS 156 are not expected to have a material impact on our consolidated financial statements.

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

        On September 19, 2005, the AICPA issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). The AICPA defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. An internal replacement that is determined to result in a replacement contract that is substantially

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred policy acquisition costs ("DPAC"), unearned revenue liabilities, and deferred sales inducement costs from the replaced contract should be written off and acquisition costs on the new contracts deferred as appropriate. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. As of January 1, 2007, we adopted SOP 05-1, which did not have a material impact on our consolidated financial statements.

        On May 30, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"), which changes the requirements for the accounting and reporting of a change in accounting principle. Under SFAS 154, a change in accounting principle should be retrospectively applied to all prior periods, unless it is impracticable to do so. This retrospective application requirement replaces the Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes ("APB 20"), requirement to recognize changes in accounting principle by including the cumulative effect of the change in net income during the current period. SFAS 154 applies to all voluntary changes in accounting principles where we are changing to a more preferable accounting method, as well as to changes required by an accounting pronouncement that does not contain specific transition provisions. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 was effective for accounting changes on or after January 1, 2006.

        On December 21, 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earning Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 was enacted on October 22, 2004, and introduces, among other things, a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer ("repatriation provision"), provided certain criteria are met. FSP 109-2 was issued to allow additional time for companies to determine whether any foreign earnings will be repatriated under the Act's repatriation provision, given the law was enacted late in the year and certain provisions were unclear. FSP 109-2 was effective for the year ended December 31, 2004. In 2005, we elected a dividends received deduction under the American Jobs Creation Act of 2004. See Note 13, Income Taxes, for further details.

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

        The provisions of our stock awards allow approved retirees to retain all or a portion of their awards if they retire prior to the end of the required service period. SFAS 123R considers this to be a nonsubstantive service condition. Accordingly, it is appropriate to recognize compensation cost either immediately for stock awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if retirement eligibility is expected to occur during the nominal vesting period. Prior to adopting SFAS 123R, our approach was to follow the widespread practice of recognizing compensation cost over the explicit service period (up to the date of actual retirement). For any awards that are granted after our adoption of SFAS 123R on January 1, 2006, we recognize compensation cost through the period that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. If we had applied the nonsubstantive vesting provisions of SFAS 123R to awards granted prior to January 1, 2006, our consolidated financial statements would not have been materially impacted.

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

        This Statement did not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002. In addition, any stock options granted prior to January 1, 2002 were fully vested at the time of adoption of SFAS 123R. We use the Black-Scholes formula to estimate the value of stock options granted to employees. We applied the prospective method of transition as prescribed by SFAS 123 when we elected to begin expensing stock-based compensation in 2002. The cumulative effect of the change in accounting principle as a result of adopting SFAS 123R was immaterial. Therefore, the pre-tax cumulative effect of the change in accounting principle is reflected in operating expenses. See Note 20, Stock-Based Compensation Plans, for further details.

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

Investments

        Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. Equity securities include mutual funds, common stock and nonredeemable preferred stock. We classify fixed maturity securities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. (See Note 17, Fair Value of Financial Instruments, for policies related to the determination of fair value.) Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders' equity, net of adjustments related to DPAC, sales inducements, unearned revenue reserves, policyholder dividend obligation ("PDO"), derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to trading securities and available-for-sale securities in fair value hedging relationships are reflected in net income as net realized/unrealized capital gains (losses).

        The cost of fixed maturity securities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturity securities and equity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported in net income as a component of net realized/unrealized capital gains (losses). For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated prepayments using a tool that models the prepayment behavior of the underlying collateral based on the current interest rate environment.

        Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost bases of the properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $82.4 million and $118.2 million as of December 31, 2007 and 2006, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

        Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, net of valuation allowances, and direct write-downs for impairment. Any changes in the valuation allowances are reported in net income as net realized/unrealized capital gains

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

(losses). We measure impairment based upon the present value of expected cash flows discounted at the loan's effective interest rate or the loan's observable market price. If foreclosure is probable, the measurement of any valuation allowance is based upon the fair value of the collateral. We have commercial mortgage loans held-for-sale in the amount of $2.9 million and $77.3 million at December 31, 2007 and 2006, respectively, which are carried at lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

        Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, unrealized gains and losses related to other than temporary impairments, trading securities, certain seed money investments, fair value hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan allowance and impairments of real estate held for investment are reported in net income as net realized/unrealized capital gains (losses). Investment gains and losses on sales of certain real estate held-for-sale, which do not meet the criteria for classification as a discontinued operation, are reported as net investment income and are excluded from net realized/unrealized capital gains (losses).

        Policy loans and other investments, excluding investments in unconsolidated entities, are primarily reported at cost.

Securitizations

        We, along with other contributors, sell commercial mortgage loans to trusts that, in turn, securitize the assets. As these trusts are classified as qualifying special purpose entities ("QSPE"), we recognize the gain on the sale of the loans to the trust and the trusts are not required to be consolidated. There is significant judgment used to determine whether a trust is a QSPE. To maintain QSPE status, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. We have analyzed the governing pooling and servicing agreements for each of our securitizations and believe that the terms are industry standard and are consistent with the QSPE criteria. If at any time we determine a trust no longer qualifies as a QSPE, each trust will need to be reviewed to determine if there is a need to recognize the commercial mortgage loan asset in the statement of financial position along with the offsetting liability.

Derivatives

        Overview.    Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivatives generally used by us include interest rate swaps, swaptions, futures, currency swaps, currency forwards, credit default swaps, interest rate lock commitments, treasury lock agreements, commodity swaps and options. Derivatives may be exchange traded or contracted in the over-the-counter market. Derivative positions are either assets or liabilities in the consolidated statements of financial position and are measured at fair value, generally by obtaining quoted market prices or through the use of pricing models. Fair values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, and market volatility and liquidity.

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

        In our commercial mortgage-backed securitization operation, we enter into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are legally binding agreements to extend credit to a counterparty. Loan commitments that will be held for sale are recognized as derivatives and are recorded at fair value.

        Hedge Documentation and Effectiveness Testing.    We formally document at inception all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes associating all derivatives designated as fair value or cash flow hedges with specific assets or liabilities on the statement of financial position or with specific firm commitments or forecasted transactions. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship. Even if a derivative is highly effective and qualifies for hedge accounting treatment, the hedge might have some ineffectiveness.

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

        Participating business represented approximately 18%, 20% and 24% of our life insurance in force and 57%, 59% and 62% of the number of life insurance policies in force at December 31, 2007, 2006 and 2005, respectively. Participating business represented approximately 53%, 56% and 58% of life insurance premiums for the years ended December 31, 2007, 2006 and 2005, respectively. The amount of dividends to policyholders is declared annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

        The liability for unpaid accident and health claims is an estimate of the ultimate net cost of reported and unreported losses not yet settled. This liability is estimated using actuarial analyses and case basis evaluations. Although considerable variability is inherent in such estimates, we believe that the liability for unpaid claims is adequate. These estimates are continually reviewed and, as adjustments to this liability become necessary, such adjustments are reflected in net income.

Recognition of Premiums and Other Considerations, Fees and Other Revenues and Benefits

        Traditional individual life insurance products include those products with fixed and guaranteed premiums and benefits and consist principally of whole life and term life insurance policies. Premiums from these products are recognized as premium revenue when due. Related policy benefits and expenses for individual life products are associated with earned premiums and result in the recognition of profits over the expected term of the policies and contracts.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

        Group life and health insurance premiums are generally recorded as premium revenue over the term of the coverage. Certain group contracts contain experience premium refund provisions based on a pre-defined formula that reflects their claim experience. Experience premium refunds are recognized as revenue over the term of the coverage and adjusted to reflect current experience. Fees for contracts providing claim processing or other administrative services are recorded as revenue over the period the service is provided. Related policy benefits and expenses for group life and health insurance products are associated with earned premiums and result in the recognition of profits over the term of the policies and contracts.

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

Deferred Policy Acquisition Costs on Internal Replacements

        SOP 05-1 applies to all modifications and replacements made to contracts defined by SFAS No. 60, Accounting and Reporting by Insurance Enterprises and SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The SOP lists criteria that assist in defining an internal replacement transaction as involving a substantially changed or substantially unchanged contract. We review all modifications and replacements that meet the definition of an internal replacement. If an internal replacement results in a substantially changed contract, the acquisition costs, sales inducements and unearned revenue associated with the new contract are deferred and amortized over the lifetime of the new contract. In addition, the existing DPAC, sales inducement, and unearned revenue balances associated with the replaced contract are written off.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

        If an internal replacement results in a substantially unchanged contract, the acquisition costs, sales inducements and unearned revenue associated with the new contract are not deferred. All acquisition costs, sales inducements and unearned revenue associated with the new contract are immediately recognized in the period incurred. In addition, the existing DPAC, sales inducement, or unearned revenue balance associated with the replaced contract is not written off, but instead is carried over to the new contract.

Long-Term Debt

        Long-term debt includes notes payable, nonrecourse mortgages and other debt with a maturity date greater than one year at the date of issuance. Current maturities of long term debt are classified as long-term debt in our statement of financial position.

Reinsurance

        We enter into reinsurance agreements with other companies in the normal course of business. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2007, 2006 and 2005, respectively, we had reinsured $19.9 billion, $21.7 billion and $21.2 billion of life insurance in force, representing 11%, 13%, and 14%, respectively, of total net life insurance in force through a single third-party reinsurer. To minimize the possibility of losses, we regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk.

        The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Premiums and other considerations:
Direct	$4,751.3	$4,468.8	$4,214.6
Assumed	160.0	117.3	56.6
Ceded	(277.2)	(280.8)	(296.2)

Net premiums and other considerations	$4,634.1	$4,305.3	$3,975.0

Benefits, claims and settlement expenses:
Direct	$6,489.7	$5,871.3	$5,472.3
Assumed	190.4	141.8	77.0
Ceded	(244.8)	(320.7)	(266.4)

Net benefits, claims and settlement expenses	$6,435.3	$5,692.4	$5,282.9

Separate Accounts

        The separate account assets presented in the consolidated financial statements represent the fair market value of funds that are separately administered by us for contracts with equity, real estate and fixed income investments. The separate account contract owner, rather than us, bears the investment risk of these funds. The separate account assets are legally segregated and are not subject to claims that arise out of any of our other business. We receive fees for mortality, withdrawal, and expense risks, as well as administrative, maintenance and investment advisory services, that are included in the consolidated statements of operations. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statements of operations.

        At December 31, 2007 and 2006, the separate accounts include a separate account valued at $748.5 million and $768.4 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets in the consolidated statements of financial position. Separate account liabilities in the consolidated statements of financial position are reported at the fair value of the underlying assets. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

Income Taxes

        We file a U.S. consolidated income tax return that includes all of our qualifying subsidiaries. Our policy of allocating income tax expenses and benefits to companies in the group is generally based upon pro rata contribution of taxable income or operating losses. We are taxed at corporate rates on taxable income based on existing tax laws. Current income taxes are charged or credited to net income based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are provided for the tax effect of temporary differences in the financial reporting and income tax bases of assets and liabilities and net operating losses using enacted income tax rates and laws. The effect on deferred income tax assets and deferred income tax liabilities of a change in tax rates is recognized in operations in the period in which the change is enacted.

Foreign Exchange

        Assets and liabilities of our foreign subsidiaries and affiliates denominated in non-U.S. dollars, where the U.S. dollar is not the functional currency, are translated into U.S. dollar equivalents at the year-end spot foreign exchange rates. Resulting translation adjustments are reported as a component of stockholders' equity, along with any related hedge and tax effects. Revenues and expenses for these entities are translated at the weighted-average exchange rates for the year. Revenue, expense and other foreign currency transaction and translation adjustments with the U.S. dollar as the functional currency that affect cash flows are reported in net income, along with related hedge and tax effects.

Goodwill and Other Intangibles

        Goodwill and other intangibles include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and indefinite-lived intangible assets are not amortized. Rather, goodwill and indefinite-lived intangible assets are tested for impairment at one level below our operating segments on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.

        Intangible assets with a finite useful life are amortized as related benefits emerge over a period of 3 to 30 years and are reviewed periodically for indicators of impairment in value. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the current carrying value of the asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over their fair value.

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

Reclassifications

        Reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

2. Acquisition

        On December 31, 2006, we completed the purchase of WM Advisors, Inc., a leading mutual fund manager, for a total cost of $741.1 million in cash at the time of closing. The acquisition represents a strategic fit for us by adding scale to one of our key asset accumulation businesses, further strengthening our global asset management capability and increasing our presence with independent financial advisors.

        A summary of the fair values of the net assets acquired as of December 31, 2006, based upon the valuation estimates at the time of acquisition, is as follows (in millions):

Assets
Cash and cash equivalents	$9.1
Premiums due and other receivables	26.0
Property, plant, and equipment	0.4
Goodwill	62.7
Other intangibles	751.9
Other assets	0.5

Total assets acquired	850.6
Liabilities
Long-term debt	86.9
Other liabilities	22.6

Total liabilities assumed	109.5

Net assets acquired	$741.1

        Of the $751.9 million of acquired intangible assets, $608.0 million was assigned to investment management contracts that are not subject to amortization. The remainder of the acquired intangibles are subject to amortization and consist of: $86.9 million of customer-based intangibles (eight-year useful life); $51.0 million of asset management contracts (three-year useful life); $5.0 million ascribed to the distribution channel (18-year useful life); and $1.0 million ascribed to non-compete agreements (one-year useful life).

        Consistent with the acquired intangibles, $52.1 million of goodwill was assigned to our U.S. Asset Accumulation segment and $10.6 million to our Global Asset Management segment. The goodwill amounts are deductible for tax purposes.

        The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of WM Advisors, Inc., had occurred as of January 1, 2005:

	For the year ended December 31,
	2006	2005
	(in millions, except per share data)
Total revenues	$10,150.8	$9,351.5
Net income	1,092.5	947.6
Basic earnings per common share	3.88	3.23
Diluted earnings per common share	3.85	3.21

        The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3. Discontinued Operations

Real Estate Investments

        In 2007, 2006 and 2005, we sold certain real estate properties previously held for investment purposes. These properties qualify for discontinued operations treatment. Therefore, the income from discontinued operations has been removed from our results of continuing operations for all periods presented. The gains on disposal, which are reported in our Corporate and Other segment, are excluded from segment operating earnings for all periods presented. All assets, including cash, and liabilities of the discontinued operations have been reclassified to separate discontinued asset and

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

3. Discontinued Operations — (continued)

liability line items on the consolidated statements of financial position. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows. Additionally, the information included in the notes to the financial statements excludes information applicable to these properties, unless otherwise noted.

        The properties were sold to take advantage of positive real estate market conditions in specific geographic locations and to further diversify our real estate portfolio.

        Selected financial information for the discontinued operations is as follows:

	December 31,
	2007	2006
	(in millions)
Assets
Real estate	$—	$53.4
All other assets	—	0.8

Total assets	$—	$54.2

Liabilities
Long-term debt	$—	$42.5
All other liabilities	—	0.5

Total liabilities	$—	$43.0

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Total revenues	$0.3	$(3.1)	$4.9

Income from discontinued operations:
Income (loss) before income taxes	$0.3	$(3.1)	$4.9
Income taxes (benefits)	0.1	(1.1)	1.8
Gain on disposal of discontinued operations	32.8	47.5	34.3
Income taxes on disposal	12.8	16.6	12.0

Net income	$20.2	$28.9	$25.4

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

        During 2005, certain true-up adjustments were made related to the sale of Principal Residential Mortgage, Inc. resulting in a $5.0 million after-tax loss, which is reflected as discontinued operations. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows.

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

4. Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill reported in our segments for 2006 and 2007 were as follows:

	U.S. Asset Accumulation	Global Asset Management	International Asset Management and Accumulation	Life and Health Insurance	Corporate and Other	Consolidated
	(in millions)
Balances at January 1, 2006	$19.6	$118.7	$55.5	$88.4	$0.1	$282.3
Goodwill from acquisitions	52.1	29.1	—	—	—	81.2
Foreign currency translation	—	—	(1.6)	—	—	(1.6)

Balances at December 31, 2006	71.7	147.8	53.9	88.4	0.1	361.9
Goodwill from acquisitions	—	9.1	—	—	—	9.1
Foreign currency translation	—	—	3.7	—	—	3.7

Balances at December 31, 2007	$71.7	$156.9	$57.6	$88.4	$0.1	$374.7

        Amortized intangible assets were as follows:

	December 31,
	2007			2006
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Present value of future profits	$172.5	$58.9	$113.6	$172.8	$66.1	$106.7
Other	282.8	61.9	220.9	288.7	26.4	262.3

Total amortized intangibles	$455.3	$120.8	$334.5	$461.5	$92.5	$369.0

        The amortization expense for intangible assets with finite useful lives was $42.0 million, $22.6 million and $17.5 million for 2007, 2006, and 2005, respectively. At December 31, 2007, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2008	$47.1
2009	43.6
2010	24.6
2011	22.2
2012	20.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Goodwill and Other Intangible Assets — (continued)

        Present value of future profits ("PVFP") represents the present value of estimated future profits to be generated from existing insurance contracts in-force at the date of acquisition and is amortized over the expected policy or contract duration in relation to estimated gross profits. Interest rates used to calculate the estimated interest accruals were 9.00% for all years related to PVFP generated from Mexico acquisitions and 6.36% in 2007, 6.43% declining to 6.36% in 2006, and 6.51% declining to 6.43% in 2005, related to PVFP generated from Chile acquisitions.

        The changes in the carrying amount of PVFP, reported in our International Asset Management and Accumulation segment for 2005, 2006 and 2007, were as follows (in millions):

Balance at January 1, 2005	$88.4
Interest accrued	7.8
Amortization	(14.7)
Impairments	(2.3)
Foreign currency translation	4.3
Other	0.3

Balance at December 31, 2005	83.8
Interest accrued	7.3
Amortization	(18.4)
Impairments	(2.0)
Foreign currency translation	(1.5)
Other	37.5

Balance at December 31, 2006	106.7
Interest accrued	9.4
Amortization	(0.1)
Impairments	(1.3)
Foreign currency translation	(0.8)
Other	(0.3)

Balance at December 31, 2007	$113.6

        At December 31, 2007, the estimated amortization expense related to PVFP for the next five years is as follows (in millions):

Year ending December 31:
2008	$2.5
2009	1.6
2010	2.6
2011	3.5
2012	4.4

        The net carrying amount of unamortized indefinite-lived intangible assets was $672.4 million and $612.0 million as of December 31, 2007 and 2006, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Variable Interest Entities — (continued)

        We have determined that this grantor trust is a VIE and that we are the primary beneficiary of the trust due to our interest in the VIE and management of the synthetic reference portfolios. Upon consolidation of the trust, as of December 31, 2007 and 2006, our consolidated statements of financial position include $127.2 million and $130.3 million, respectively, of available-for-sale fixed maturity securities, which represent the collateral held by the trust. As of December 31, 2007 and 2006, the credit default swap entered into by the trust has an outstanding notional amount of $130.0 million. During the years ended December 31, 2007, 2006 and 2005, the credit default swaps had a change in fair value that resulted in a $3.2 million pre-tax loss, a $4.4 million pre-tax gain and $0.4 million pre-tax loss, respectively. The creditors of the grantor trusts have no recourse to our assets.

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

        We have determined that these grantor trusts are VIEs as our interest-only certificates are exposed to the majority of the risk of loss. The restricted interest periods end between 2016 and 2020 and, at that time, the residual certificate holders' certificates are redeemed by the trust in return for the notes. We have determined that it will be necessary for us to consolidate these entities until the expiration of the interest-only period. As of December 31, 2007 and 2006, our consolidated statements of financial position include $332.1 million and $366.2 million, respectively, of undated subordinated floating rate notes of the grantor trusts, which are classified as available-for-sale fixed maturity securities and represent the collateral held by the trust. The obligation to deliver the underlying securities to the residual certificate holders of $155.6 million and $156.8 million as of December 31, 2007 and 2006, respectively, is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying securities. The creditors of the grantor trusts have no recourse to our assets.

        Other.    In addition to the entities above, we have a number of relationships with a disparate group of entities, which meet the criteria for VIEs. Due to the nature of our direct investment in the equity and/or debt of these VIEs, we are the primary beneficiary of such entities, which requires us to consolidate them. These entities include seven private investment vehicles, a financial services company and a hedge fund. The consolidation of these VIEs did not have a material effect on either our consolidated statement of financial position as of December 31, 2007 or 2006, or results of operations for the years ended December 31, 2007, 2006 and 2005. For the majority of these entities, the creditors have no recourse to our assets.

        The carrying amount and classification of consolidated VIE assets that are collateral the VIEs have designated for their other obligations and the debt of the VIEs are as follows:

	December 31,
	2007	2006
	(in millions)
Fixed maturity securities, available-for-sale	$116.2	$178.0
Fixed maturity securities, trading	34.7	14.0
Equity securities, trading	90.1	59.5
Cash and other assets	93.8	83.2

Total assets pledged as collateral	$334.8	$334.7

Long-term debt	$175.6	$206.4

        As of December 31, 2007 and 2006, $334.8 million and $334.7 million, respectively, of assets were pledged as collateral for the VIE entities' other obligations and debt. As of December 31, 2007 and 2006, these entities had long-term debt of $175.6 million and $206.4 million, respectively, all of which was issued to our affiliates and, therefore, eliminated upon consolidation.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Variable Interest Entities — (continued)

Significant Unconsolidated Variable Interest Entities

        We hold a significant variable interest in a number of VIEs where we are not the primary beneficiary. These entities include private investment vehicles and custodial relationships that have issued trust certificates or custodial receipts that are recorded as available-for-sale fixed maturity securities in the consolidated financial statements.

        On June 14, 2007, we invested $100.0 million in a secured limited recourse note issued by a private investment vehicle. The note represents Class B-1 notes. Class A notes are senior and Class C through Class E notes are subordinated to Class B notes. The entity entered into a credit default swap with a third party providing credit protection in exchange for a fee. Defaults in an underlying reference portfolio will only affect the note if cumulative losses of a synthetic reference portfolio exceed the loss attachment point on the portfolio. We have determined we are not the primary beneficiary, as we do not hold the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $84.2 million as of December 31, 2007.

        On June 21, 2006, we invested $285.0 million in a secured limited recourse note issued by a private investment vehicle. The note represents Class B notes. Class A notes are senior and Class C through Class F notes are subordinated to Class B notes. The entity entered into a credit default swap with a third party providing credit protection in exchange for a fee. Defaults in an underlying reference portfolio will only affect the note if cumulative losses of a synthetic reference portfolio exceed the loss attachment point on the portfolio. We have determined we are not the primary beneficiary, as we do not hold the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $223.2 million and $285.3 million as of December 31, 2007 and 2006, respectively.

        On September 21, 2001, we entered into a transaction where a third party transferred funds to a trust. The trust purchased shares of a specific money market fund and then separated the cash flows of the money market shares into share receipts and dividend receipts. The dividend receipts entitle the holder to dividends paid for a specified term while the share receipts, purchased at a discount, entitle the holder to dividend payments subsequent to the term of the dividend receipts and the rights to the underlying shares. We have purchased the share receipts. After the restricted dividend period ends on December 21, 2021, we, as the share receipt holder, have the right to terminate the trust agreement and will receive the underlying money market fund shares. We determined the primary beneficiary is the dividend receipt holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with these entities is our recorded investment of $66.1 million and $65.9 million as of December 31, 2007 and 2006, respectively.

        On June 20, 1997, we entered into a transaction in which we purchased a residual trust certificate. The trust separated the cash flows of an underlying security into an interest-only certificate that entitles the third party certificate holder to the stated interest on the underlying security through May 15, 2017, and into a residual certificate entitling the holder to interest payments subsequent to the term of the interest-only certificates and any principal payments. Subsequent to the restricted interest period, we, as the residual certificate holder, have the right to terminate the trust agreement and will receive the underlying security. We determined the primary beneficiary is the interest-only certificate holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $83.4 million and $78.7 million as of December 31, 2007 and 2006, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Investments

Fixed Maturities and Equity Securities

        The cost, gross unrealized gains and losses and fair value of fixed maturities and equity securities available-for-sale as of December 31, 2007 and 2006, are summarized as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in millions)
December 31, 2007
Fixed maturities, available-for-sale:
U.S. government and agencies	$628.5	$29.0	$0.1	$657.4
Non-U.S. governments	799.9	145.5	1.3	944.1
States and political subdivisions	1,867.6	39.1	10.2	1,896.5
Corporate — public	21,490.7	783.2	465.3	21,808.6
Corporate — private	11,660.3	362.8	210.0	11,813.1
Mortgage-backed and other asset-backed securities	9,961.7	158.2	500.7	9,619.2

Total fixed maturities, available-for-sale	$46,408.7	$1,517.8	$1,187.6	$46,738.9

Total equity securities, available-for-sale	$320.3	$11.6	$15.5	$316.4

December 31, 2006
Fixed maturities, available-for-sale:
U.S. government and agencies	$530.8	$0.8	$3.8	$527.8
Non-U.S. governments	766.0	135.0	0.4	900.6
States and political subdivisions	1,557.7	45.4	4.9	1,598.2
Corporate — public	20,742.1	852.1	145.9	21,448.3
Corporate — private	10,287.9	373.9	75.7	10,586.1
Mortgage-backed and other asset-backed securities	9,199.1	221.2	77.8	9,342.5

Total fixed maturities, available-for-sale	$43,083.6	$1,628.4	$308.5	$44,403.5

Total equity securities, available-for-sale	$657.7	$13.5	$4.6	$666.6

        The cost and fair value of fixed maturities available-for-sale at December 31, 2007, by expected maturity, were as follows:

	Cost	Fair value
	(in millions)
Due in one year or less	$1,492.1	$1,488.2
Due after one year through five years	11,224.3	11,453.4
Due after five years through ten years	10,910.1	10,852.9
Due after ten years	12,820.5	13,325.2

	36,447.0	37,119.7
Mortgage-backed and other asset-backed securities	9,961.7	9,619.2

Total	$46,408.7	$46,738.9

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Investments — (continued)

Net Investment Income

        Major categories of net investment income are summarized as follows:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Fixed maturities, available-for-sale	$2,836.2	$2,620.4	$2,453.1
Fixed maturities, trading	33.0	16.0	7.6
Equity securities, available-for-sale	24.2	55.5	50.8
Equity securities, trading	2.8	2.5	4.9
Mortgage loans	818.6	744.3	764.4
Real estate	74.9	63.2	58.1
Policy loans	52.6	50.9	50.3
Cash and cash equivalents	105.9	64.4	32.1
Derivatives	41.7	40.2	17.9
Other	123.4	92.0	49.4

Total	4,113.3	3,749.4	3,488.6
Less investment expenses	(146.8)	(128.8)	(130.6)

Net investment income	$3,966.5	$3,620.6	$3,358.0

Net Realized/Unrealized Capital Gains and Losses

        The major components of net realized/unrealized capital gains (losses) on investments are summarized as follows:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$35.2	$42.9	$114.5
Gross losses	(280.9)	(65.0)	(87.3)
Hedging (net)	151.8	(14.6)	(45.8)
Fixed maturities, trading	1.7	1.0	(2.4)
Equity securities, available-for-sale:
Gross gains	8.0	2.5	9.1
Gross losses	(54.3)	(0.9)	(8.8)
Equity securities, trading	23.0	21.8	6.6
Mortgage loans	(7.1)	2.4	1.3
Derivatives	(269.2)	(4.7)	17.2
Other	63.0	59.3	(15.6)

Net realized/unrealized capital gains (losses)	$(328.8)	$44.7	$(11.2)

        Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities were $2.4 billion, $1.5 billion and $2.6 billion in 2007, 2006, and 2005, respectively.

        We recognize impairment losses for fixed maturities and equity securities when declines in value are other than temporary. Gross realized losses related to other than temporary impairments of fixed maturity securities were $215.7 million, $14.6 million and $28.6 million in 2007, 2006, and 2005, respectively. Certain fixed maturity securities moved into a loss position during the second quarter of 2007, and we determined that we did not have the ability and intent to hold these securities. As a result, we also recognized impairment losses on these securities of $24.5 million, net of recoveries on the subsequent sale, primarily due to a change in interest rates. As a result of the need to fund our acquisition of WM Advisors, Inc. we also recognized $17.2 million of write-downs in 2006 that resulted from our determination that we no longer had the ability and intent to hold certain fixed maturity securities until they recovered in value. We also recognized gross realized losses as the result of credit triggered sales of $32.3 million, $22.2 million and $30.8 million in 2007, 2006, and 2005, respectively. In 2005, we also recognized an $11.0 million loss related to a large

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Investments — (continued)

investment that was called from us. Gross realized losses related to other than temporary impairments of equity securities were $52.6 million and $3.0 million in 2007 and 2005. We did not recognize any impairment losses on equity securities in 2006.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

        For fixed maturities and equity securities available-for-sale with unrealized losses as of December 31, 2007 and 2006, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	December 31, 2007
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$4.2	$0.1	$19.3	$—	$23.5	$0.1
Non-U.S. governments	61.4	1.1	13.7	0.2	75.1	1.3
States and political subdivisions	375.2	7.1	205.7	3.1	580.9	10.2
Corporate — public	5,160.3	252.4	3,607.2	212.9	8,767.5	465.3
Corporate — private	3,302.2	124.9	1,752.9	85.1	5,055.1	210.0
Mortgage-backed and other asset-backed securities	3,310.5	405.1	2,177.8	95.6	5,488.3	500.7

Total fixed maturities, available-for-sale	$12,213.8	$790.7	$7,776.6	$396.9	$19,990.4	$1,187.6

Total equity securities, available-for-sale	$110.2	$12.3	$26.5	$3.2	$136.7	$15.5

        As of December 31, 2007, we held $19,990.4 million in available-for-sale fixed maturity securities with unrealized losses of $1,187.6 million. Of these amounts, Principal Life's consolidated portfolio represented $19,574.5 million in available-for-sale fixed maturity securities with unrealized losses of $1,168.2 million. Principal Life's consolidated portfolio consists of fixed maturity securities where 95% are investment grade (rated AAA through BBB-) with an average price of 94 (carrying value/amortized cost). Due to the credit disruption in the last half of 2007 that led to reduced liquidity and wider credit spreads, we saw an increase in unrealized losses in our securities portfolio. The unrealized losses were more pronounced in structured products such as collateralized debt obligations and asset-backed securities.

        For those securities that have been in a loss position for less than twelve months, Principal Life's consolidated portfolio holds 1,268 securities with a carrying value of $11,897.8 million and unrealized losses of $785.5 million reflecting an average price of 94. Of this portfolio, 93% was investment grade (rated AAA through BBB-) at December 31, 2007, with associated unrealized losses of $738.0 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that have been in a continuous loss position greater than or equal to twelve months, Principal Life's consolidated portfolio holds 945 securities with a carrying value of $7,676.7 million and unrealized losses of $382.7 million. The average rating of this portfolio is A with an average price of 95 at December 31, 2007. Of the $382.7 million in unrealized losses, the Corporate-public and Corporate-private sectors account for $283.8 million in unrealized losses with an average price of 95 and an average credit rating of BBB+. The remaining unrealized losses consist primarily of $95.6 million in unrealized losses within the mortgage-backed and other asset-backed securities sector. The average price of the mortgage-backed and other asset-backed securities sector is 96 and the average credit

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Investments — (continued)

rating is AA+. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

        As of December 31, 2006, we held $16,464.3 million in available-for-sale fixed maturity securities with unrealized losses of $308.5 million. Of these amounts, Principal Life's consolidated portfolio represented $16,224.8 million in available-for-sale fixed maturity securities with unrealized losses of $299.7 million. Principal Life's consolidated portfolio consisted of fixed maturity securities where 98% were investment grade (rated AAA through BBB-) with an average price of 98 (carrying value/amortized cost).

        For those securities that had been in a loss position for less than twelve months, Principal Life's consolidated portfolio held 643 securities with a carrying value of $5,831.9 million and unrealized losses of $49.8 million reflecting an average price of 99. Of this portfolio, 97% was investment grade (rated AAA through BBB-) at December 31, 2006, with associated unrealized losses of $48.3 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that had been in a continuous loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 1,186 securities with a carrying value of $10,392.9 million and unrealized losses of $249.9 million. The average rating of this portfolio was A with an average price of 98 at December 31, 2006. Of the $249.9 million in unrealized losses, the Corporate-public and Corporate-private sectors account for $173.9 million in unrealized losses with an average price of 98 and an average credit rating of BBB+. The remaining unrealized losses consisted primarily of $68.1 million in unrealized losses within the mortgage-backed and other asset-backed securities sector. The average price of the mortgage-backed and other asset-backed securities sector was 98 and the average credit rating was AA+. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Investments — (continued)

Net Unrealized Gains and Losses on Available-for-Sale Securities

        The net unrealized gains and losses on investments in fixed maturities and equity securities available-for-sale are reported as a separate component of stockholders' equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities and derivative instruments was as follows:

	December 31,
	2007	2006
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale(1)	$329.7	$1,321.1
Net unrealized gains (losses) on equity securities, available-for-sale	(3.9)	8.9
Adjustments for assumed changes in amortization patterns	2.2	(128.1)
Net unrealized gains on derivative instruments	20.7	46.4
Net unrealized gains on equity method subsidiaries and minority interest adjustments	75.2	6.8
Provision for deferred income taxes	(106.8)	(396.1)

Net unrealized gains on available-for-sale securities	$317.1	$859.0

(1)
Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Commercial Mortgage Loans

        Commercial mortgage loans represent a primary area of credit risk exposure. At December 31, 2007 and 2006, the commercial mortgage portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2007		2006
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
Geographic distribution
New England	$481.2	4.5%	$397.6	3.9%
Middle Atlantic	1,815.5	16.9	1,817.4	18.0
East North Central	960.2	8.9	847.0	8.4
West North Central	513.2	4.8	525.6	5.2
South Atlantic	2,876.2	26.7	2,550.9	25.3
East South Central	339.0	3.1	285.6	2.8
West South Central	692.9	6.4	682.4	6.8
Mountain	794.7	7.4	845.5	8.4
Pacific	2,333.4	21.7	2,170.5	21.5
Valuation allowance	(42.8)	(0.4)	(32.2)	(0.3)

Total	$10,763.5	100.0%	$10,090.3	100.0%

Property type distribution
Office	$2,647.8	24.6%	$2,672.3	26.5%
Retail	2,915.5	27.1	2,808.8	27.7
Industrial	2,756.0	25.6	2,740.1	27.2
Apartments	1,698.3	15.8	1,440.3	14.3
Hotel	273.3	2.5	41.7	0.4
Mixed use/other	515.4	4.8	419.3	4.2
Valuation allowance	(42.8)	(0.4)	(32.2)	(0.3)

Total	$10,763.5	100.0%	$10,090.3	100.0%

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

        The allowance for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation and assessment of the adequacy of the allowance for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. The evaluation of our loan specific reserve component is subjective, as it requires the estimation and timing of future cash flows expected to be received on impaired loans. Impaired mortgage loans, along with the related allowance for losses, were as follows:

	December 31,
	2007	2006
	(in millions)
Impaired loans	$45.8	$0.1
Allowance for losses	10.0	—

Net impaired loans	$35.8	$0.1

        The average recorded investment in impaired mortgage loans and the interest income recognized on impaired mortgage loans were as follows:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Average recorded investment in impaired loans	$11.5	$4.3	$51.6
Interest income recognized on impaired loans	3.4	0.5	5.1

        When it is determined that a loan is impaired, interest accruals are stopped and all interest income is recognized on the cash basis.

        A summary of the changes in the commercial mortgage loan allowance for losses is as follows:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Balance at beginning of year	$32.2	$33.2	$42.4
Provision for losses	10.7	1.3	6.7
Releases due to write-downs, sales and foreclosures	(0.1)	(2.3)	(15.9)

Balance at end of year	$42.8	$32.2	$33.2

Real Estate

        Depreciation expense on invested real estate was $30.4 million, $30.5 million and $26.7 million in 2007, 2006, and 2005, respectively. Accumulated depreciation was $226.3 million and $204.3 million as of December 31, 2007 and 2006, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Investments — (continued)

Other Investments

        Other investments include minority interests in unconsolidated entities, domestic and international joint ventures and partnerships and properties owned jointly with venture partners and operated by the partners. Such investments are generally accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees. Changes in the value of our investment in equity investees attributable to capital transactions of the investee, such as an additional offering of stock, are recorded directly to stockholders' equity. Total assets of the unconsolidated entities were $17,290.8 million and $12,010.2 million at December 31, 2007 and 2006, respectively. Total revenues of the unconsolidated entities were $3,382.1 million, $2,174.1 million and $1,785.6 million in 2007, 2006, and 2005, respectively. During 2007, 2006, and 2005, we included $106.1 million, $94.3 million and $89.3 million, respectively, in net investment income representing our share of current year net income of the unconsolidated entities. At December 31, 2007 and 2006, our net investment in unconsolidated entities was $604.9 million and $387.0 million, respectively.

        In the ordinary course of our business and as part of our investment operations, we have also entered into long term contracts to make and purchase investments aggregating $402.2 million and $677.2 million at December 31, 2007 and 2006, respectively.

        Derivative assets are carried at fair value and reported as a component of other investments. Certain seed money investments are carried at fair value with changes in fair value included in net income as net realized/unrealized capital gains or losses.

7. Securitization Transactions

        We, along with other contributors, sell commercial mortgage loans in securitization transactions to trusts. As these trusts are classified as a QSPE, they are not subject to the VIE consolidation rules. We purchase primary servicing responsibilities and may retain other interests. The investors and the securitization entities have no recourse to our other assets for failure of debtors to pay when due. The value of our retained interests is subject primarily to credit risk. In 2006, we began transitioning our securitization platform to a new joint venture company that we report using the equity method of accounting. The transition was complete by the end of 2007 such that all of our commercial mortgage loan securitization transactions going forward are expected to be conducted through the joint venture.

        In 2007, 2006, and 2005, we recognized gains of $2.2 million, $13.6 million and $39.8 million, respectively, on the securitization of commercial mortgage loans.

        Key economic assumptions used in measuring the other retained interests at the date of securitization resulting from transactions completed included a cumulative foreclosure rate between 1% and 7% during 2007, 2% and 10% during 2006, and 5% and 18% during 2005. The assumed range of the loss severity, as a percentage of defaulted loans, was between 1% and 27% during 2007, 2% and 31% during 2006, and 3% and 29% during 2005. The low end of the loss severity range relates to a portfolio of seasoned loans. The high end of the loss severity range relates to a portfolio of newly issued loans.

        At December 31, 2007 and 2006, the fair values of other retained interests related to the securitizations of commercial mortgage loans were $315.8 million and $345.3 million, respectively. Only $0.3 million in 2007 and $0.5 million in 2006 represented equity investments. All other interests are classified as available-for-sale securities and are carried at fair value. At December 31, 2007 and 2006, respectively, $131.7 million and $156.2 million of these available-for-sale securities were interest-only investments. Cash flows are continuously monitored for adverse deviations from original expectations and impairments are recorded when necessary.

        The table below summarizes cash flows for securitization transactions:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Proceeds from new securitizations	$105.2	$698.6	$2,270.4
Servicing fees received	1.9	1.3	1.1
Other cash flows received on retained interests	35.7	37.4	36.0

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

        In exchange-traded futures transactions, we agree to purchase or sell a specified number of contracts, the values of which are determined by the values of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. We enter into exchange-traded futures with regulated futures commissions merchants who are members of a trading exchange. We have used exchange-traded futures to reduce market risks from changes in interest rates, to alter mismatches between the assets in a portfolio and the liabilities supported by those assets, and to hedge against changes in the value of securities we own or anticipate acquiring or selling. We use exchange-traded futures to hedge against changes in the value of the GMWB liability related to the GMWB rider on our variable annuity product, as previously explained.

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

        A treasury lock is an agreement that allows the holder to lock in a benchmark interest rate. If the benchmark interest rate increases, the holder is entitled to receive a payment from the counterparty to the agreement equal to the present value of the difference in the benchmark interest rate and the locked-in benchmark interest rate. If the benchmark interest rate decreases, the holder must pay the counterparty to the agreement an amount equal to the present value of the difference in the benchmark interest rate and the locked-in benchmark interest rate. We use treasury lock agreements to hedge against changes in the value of anticipated transactions and commitments.

        Commodity swaps are used to sell or buy protection on commodity prices in return for receiving or paying a quarterly premium. We purchased AAA rated secured limited recourse notes from VIEs that are consolidated in our financial results. These VIEs use a commodity swap to enhance the return on an investment portfolio by selling protection on a static portfolio of commodity trigger swaps, each referencing a base or precious metal. The portfolio of commodity trigger swaps is a portfolio of deep out-of-the-money European puts on various base or precious metals. The VIEs provide mezzanine protection that the average spot rate will not fall below a certain trigger price on each commodity trigger swap in the portfolio and receives guaranteed quarterly premiums in return until maturity. At the same time the VIEs enter into this synthetic transaction, they buy a quality cash bond to match against the commodity swaps.

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

        Prior to the application of the aforementioned credit enhancements, the gross exposure to credit risk with respect to these derivative instruments was $1,168.0 million and $752.4 million at December 31, 2007 and 2006, respectively. Subsequent to the application of such credit enhancements, the net exposure to credit risk was $841.5 million and $554.9 million at December 31, 2007 and 2006, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8. Derivative Financial Instruments — (continued)

        The notional amounts and credit exposure of our derivative financial instruments by type were as follows:

	December 31,
	2007	2006
	(in millions)
Notional amounts of derivative instruments with regard to U.S. operations
Interest rate swaps	$18,627.3	$12,365.5
Foreign currency swaps	6,325.1	5,307.0
Embedded derivative financial instruments	1,701.5	1,277.6
Credit default swaps	1,134.8	1,550.9
Options	572.0	335.0
Swaptions	488.8	643.4
Currency forwards	227.8	235.3
Treasury lock agreements	150.0	—
Futures	57.7	55.0
Commodity swaps	40.0	20.0
Interest rate lock commitments	—	8.8

	29,325.0	21,798.5
Notional amounts of derivative instruments with regard to international operations
Embedded derivative financial instruments	387.4	401.8
Currency forwards	134.1	107.4
Foreign currency swaps	24.1	24.1

Total notional amounts at end of year	$29,870.6	$22,331.8

Gross credit exposure of derivative instruments with regard to U.S. operations
Foreign currency swaps	$800.5	$560.5
Interest rate swaps	286.0	132.8
Options	64.4	31.0
Credit default swaps	5.6	15.7
Currency forwards	2.5	0.3
Commodity swaps	0.3	0.7

Total credit exposure at end of year	1,159.3	741.0
Gross credit exposure of derivative instruments with regard to international operations
Foreign currency swaps	5.0	4.1
Currency forwards	3.7	7.3

Total credit exposure at end of year	$1,168.0	$752.4

        The fair value of our derivative instruments classified as assets at December 31, 2007 and 2006, was $1,076.0 million and $710.6 million, respectively, and was reported with other investments on the consolidated statements of financial position. The fair value of derivative instruments classified as liabilities at December 31, 2007 and 2006, was $607.7 million and $269.0 million, respectively, and was reported with other liabilities on the consolidated statements of financial position.

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

        We have used interest rates swaps to hedge interest rate and spread risk in our commercial mortgage securitization operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8. Derivative Financial Instruments — (continued)

        We also sell callable investment-type agreements and use cancellable interest rate swaps and written interest rate swaptions to hedge the changes in fair value of the callable feature.

        The net interest effect of interest rate swap and currency swap transactions for derivatives in fair value hedges is recorded as an adjustment to income or expense of the underlying hedged item in our consolidated statements of operations.

        We recognized a pre-tax net gain (loss) of $(7.9) million, $4.7 million and $(11.8) million in 2007, 2006, and 2005, respectively, relating to the ineffective portion of our fair value hedges, which was reported with net realized/unrealized capital gains (losses) in our consolidated statements of operations. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Cash Flow Hedges

        We utilize floating-to-fixed rate interest rate swaps to eliminate the variability in cash flows of recognized financial assets and liabilities and forecasted transactions. We also utilize treasury lock agreements to eliminate the variability in cash flows of forecasted transactions.

        We enter into currency exchange swap agreements to convert both principal and interest payments of certain foreign denominated assets and liabilities into U.S. dollar denominated fixed-rate instruments to eliminate the exposure to future currency volatility on those items.

        The net interest effect of interest rate swap and currency swap transactions for derivatives in cash flow hedges is recorded as an adjustment to income or expense of the underlying hedged item in our consolidated statements of operations.

        In 2007, 2006, and 2005, we recognized a $(16.7) million, $4.4 million and $27.0 million after-tax increase (decrease) in value, respectively, related to cash flow hedges in accumulated other comprehensive income. During this time period, none of our cash flow hedges have been discontinued because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. We reclassified $3.6 million, $0.7 million, and $21.3 million in net losses from accumulated comprehensive income into net income during 2007, 2006, and 2005 respectively, which are the portion of deferred losses related to the variability in cash flows that were hedged and impacted net income in those periods. We expect to reclassify net losses of $4.1 million in the next 12 months.

        For the years ended December 31, 2007, 2006 and 2005, we recognized a pre-tax gain of $2.0 million, $2.5 million, and $1.2 million in net income due to cash flow hedge ineffectiveness, respectively. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

        The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 12.5 years.

Net Investment in Foreign Operations Hedges

        From time to time, we may take measures to hedge our net investments in our foreign subsidiaries from currency risks. We did not use any currency forwards during 2007 or 2006 and did not have any currency forwards outstanding at December 31, 2007, to hedge our net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

        Our use of futures, certain swaptions and swaps, options, currency forwards, and interest rate lock commitments are effective from an economic standpoint, but they have not been designated as hedges for financial reporting purposes. As such, periodic changes in the market value of these instruments, which includes unrealized gains and losses as well as periodic and final settlements, flow directly into net income. For the years ended December 31, 2007, 2006 and 2005, gains (losses) of $(70.6) million, $10.4 million and $(15.7) million, respectively, were recognized in net income from market value changes of derivatives not receiving hedge accounting treatment, including market value changes of embedded derivatives that have been bifurcated from the host contract.

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

        We sell investment-type liability contracts in which the return is tied to an external equity index, a leveraged inflation index or leveraged reference swap. These returns are embedded options that are bifurcated from the host investment-type contract and accounted for separately. We economically hedge the embedded equity derivative by writing equity call options with identical features to convert the overall contract into a fixed-rate liability, effectively eliminating the equity component altogether. For the years ended December 31, 2007, 2006 and 2005, respectively, we recognized a $0.1 million, $3.1 million and $1.0 million pre-tax gain on the purchased equity call options and a $0.1 million, $3.1 million and $1.0 million pre-tax loss on the change in fair value of the embedded derivatives. We economically hedge the leveraged embedded derivatives with interest rate swaps and currency swaps to convert them to a fixed-rate liability or floating rate U.S. dollar liability. For the years ended December 31, 2007 and 2006, respectively, we recognized a $4.6 million pre-tax gain and a $2.6 million pre-tax loss on the swaps and a $4.6 million pre-tax loss and a $6.0 million pre-tax gain on the change in fair value of the embedded derivatives.

        We offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong. This fund contains an embedded option that has been bifurcated and accounted for separately, with changes in fair value reported in net realized/unrealized gains (losses). There was no pre-tax gain or loss recognized for the years ended December 31, 2007, 2006 and 2005, because the fair value of the guarantees has been less than the fair value of the benefits.

        We contributed undated subordinated floating rate notes to three grantor trusts. The trusts separated the cash flows of the underlying notes by issuing an interest-only certificate and a residual certificate related to each note contributed. We retained the interest-only certificates and the residual certificates were subsequently sold to a third party. We have determined these grantor trusts are VIEs and it is necessary for us to consolidate these entities. The obligation to deliver the underlying securities to residual certificate holders of $155.6 million, $156.8 million, and $147.4 million as of December 31, 2007, 2006, and 2005, respectively is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying securities. For the years ended December 31, 2007, 2006 and 2005, respectively, we recognized a $19.6 million, $7.2 million and $2.7 million pre-tax gain on the change in fair value of the obligation, which is reflected in accumulated other comprehensive income on the consolidated statements of financial position.

        During 2005, we purchased existing Class A units of a trust that represent interest payments on the underlying security within the trust. The trust also issued Class B units representing the residual interests in the underlying security. We have determined that this trust is a VIE and it is necessary for us to consolidate this entity. The obligation to deliver the underlying security to the Class B unit holder of $10.6 million, $12.0 million and $10.5 million as of December 31, 2007, 2006 and 2005, respectively, is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying security. For the years ended December 31, 2007, 2006 and 2005, respectively, we recognized a $2.3 million, $(0.5) million and $(0.4) million pre-tax gain (loss) on the change in fair value of the obligation, which is reflected in accumulated other comprehensive income on the consolidated statements of financial position.

        We offer a fixed deferred annuity product that credits interest based on changes in an external equity index. It contains an embedded derivative that has been bifurcated and accounted for separately, with changes in fair value reported in net realized/unrealized gains (losses). We economically hedge the fixed deferred annuity product by purchasing options that match the product's profile. For the years ended December 31, 2007, 2006 and 2005, respectively, we recognized a $1.2 million, $5.3 million and $1.5 million pre-tax gain on the call spread options purchased and a $2.7 million, $6.1 million and $2.3 million pre-tax loss on the change in fair value of the embedded derivatives.

        We offer certain variable annuity products with a GMWB rider. The GMWB provides that the contractholder will receive at least their principal deposit back through withdrawals of up to a specified annual amount, even if the account value is reduced to zero. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. Declines in the equity market may increase our exposure to benefits under contracts with the GMWB. We economically hedge the GMWB exposure using futures, options and interest rate swaps. For the years ended December 31, 2007, 2006 and 2005, respectively, we recognized in

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8. Derivative Financial Instruments — (continued)

net income an $8.9 million pre-tax gain, $4.2 million pre-tax loss and $0.5 million pre-tax loss on the hedging instruments and a $19.7 million pre-tax loss, $2.8 million pre-tax gain and $0.2 million pre-tax loss on the change in fair value of the embedded derivatives, respectively.

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

        If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a PDO. This PDO represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2007 and 2006, cumulative actual earnings have been less than cumulative expected earnings. Additionally, cumulative net unrealized gains did not exceed the cumulative earnings experience. Therefore, there was no PDO liability as of December 31, 2007 and 2006.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

9. Closed Block — (continued)

        Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31,
	2007	2006
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$5,362.1	$5,376.0
Other policyholder funds	26.7	26.4
Policyholder dividends payable	351.1	357.4
Other liabilities	71.1	61.5

Total Closed Block liabilities	5,811.0	5,821.3
Assets designated to the Closed Block
Fixed maturities, available-for-sale	3,032.4	3,023.7
Fixed maturities, trading	10.2	—
Equity securities, available-for-sale	22.2	65.9
Mortgage loans	638.1	640.3
Policy loans	753.4	755.2
Other investments	122.8	84.4

Total investments	4,579.1	4,569.5
Cash and cash equivalents	—	50.9
Accrued investment income	73.3	70.8
Deferred income tax asset	94.8	72.8
Premiums due and other receivables	20.1	17.7
Other assets	39.2	42.3

Total assets designated to the Closed Block	4,806.5	4,824.0

Excess of Closed Block liabilities over assets designated to the Closed Block	1,004.5	997.3
Amounts included in other comprehensive income	10.9	55.7

Maximum future earnings to be recognized from Closed Block assets and liabilities	$1,015.4	$1,053.0

        Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Revenues
Premiums and other considerations	$576.6	$596.7	$617.7
Net investment income	288.3	293.2	294.4
Net realized/unrealized capital gains (losses)	(12.9)	(0.9)	2.3

Total revenues	852.0	889.0	914.4
Expenses
Benefits, claims and settlement expenses	485.8	497.0	518.8
Dividends to policyholders	286.4	287.0	285.3
Operating expenses	12.1	5.5	9.1

Total expenses	784.3	789.5	813.2

Closed Block revenue, net of Closed Block expenses, before income taxes	67.7	99.5	101.2
Income taxes	20.7	32.2	32.4

Closed Block revenue, net of Closed Block expenses and income taxes	47.0	67.3	68.8
Funding adjustment charges	(9.4)	(7.7)	(8.7)

Closed Block revenue, net of Closed Block expenses, income tax and funding adjustment charges	$37.6	$59.6	$60.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

9. Closed Block — (continued)

        The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Beginning of year	$1,053.0	$1,112.6	$1,172.7
End of year	1,015.4	1,053.0	1,112.6

Change in maximum future earnings	$(37.6)	$(59.6)	$(60.1)

        Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

10. Deferred Policy Acquisition Costs

        Policy acquisition costs deferred and amortized in 2007, 2006, and 2005 were as follows:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Balance at beginning of year	$2,418.9	$2,174.1	$1,837.6
Cost deferred during the year	606.1	498.9	482.1
Amortized to expense during the year	(357.3)	(239.2)	(246.6)
Effect of unrealized gains (losses)	143.1	(14.9)	101.0
Other	(0.7)	—	—

Balance at end of year	$2,810.1	$2,418.9	$2,174.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Insurance Liabilities

Contractholder Funds

        Major components of contractholder funds in the consolidated statements of financial position are summarized as follows:

	December 31,
	2007	2006
	(in millions)
Liabilities for investment-type contracts:
GICs	$11,698.8	$12,307.3
Funding agreements	16,193.4	14,242.4
Other investment-type contracts	1,236.8	1,277.8

Total liabilities for investment-type contracts	29,129.0	27,827.5
Liabilities for individual annuities	8,261.5	6,429.1
Universal life and other reserves	2,898.4	2,542.4

Total contractholder funds	$40,288.9	$36,799.0

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

        We are authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2007 and 2006, $3,935.3 million and $3,770.4 million, respectively, of liabilities are outstanding with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program as we are authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose vehicle. As of December 31, 2007 and 2006, $1,469.8 million and $474.1 million, respectively, of liabilities are outstanding with respect to the issuance outstanding under this new program.

        In addition, we were authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated qualifying special purpose entity. As of December 31, 2007 and 2006, $3,109.9 million and $3,747.9 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the SEC-registered program described in the following paragraph.

        We were authorized to issue up to $4.0 billion of funding agreements under a program established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. In February 2006, this program was amended to authorize issuance of up to an additional $5.0 billion in recognition of the use of nearly all $4.0 billion of initial issuance authorization. In recognition of the use of nearly all $9.0 billion, this program was amended in November 2007 to authorize issuance of up to an additional $5.0 billion. Under this program, both the notes and the supporting funding agreements are registered with the SEC. As of December 31, 2007 and 2006, $6,748.5 million and $5,831.4 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other two funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by Principal Financial Group, Inc.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Insurance Liabilities — (continued)

Future Policy Benefits and Claims

        Activity in the liability for unpaid accident and health claims, which is included with future policy benefits and claims in the consolidated statements of financial position, is summarized as follows:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Balance at beginning of year	$877.2	$814.8	$747.6
Incurred:
Current year	2,160.6	2,047.5	1,787.0
Prior years	(12.8)	(37.5)	(22.0)

Total incurred	2,147.8	2,010.0	1,765.0
Payments:
Current year	1,738.5	1,666.9	1,444.0
Prior years	322.2	280.7	253.8

Total payments	2,060.7	1,947.6	1,697.8
Balance at end of year:
Current year	422.1	380.6	343.0
Prior years	542.2	496.6	471.8

Total balance at end of year	$964.3	$877.2	$814.8

        The activity summary in the liability for unpaid accident and health claims shows a decrease of $12.8 million, $37.5 million and $22.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, relating to prior years. Such liability adjustments, which affected current operations during 2007, 2006, and 2005, respectively, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid accident and health claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid accident and health claims. We also had claim adjustment expense liabilities of $37.0 million, $33.4 million and $30.6 million, and related reinsurance recoverables of $4.2 million, $4.9 million and $3.5 million in 2007, 2006, and 2005, respectively, which are not included in the rollforward above.

12. Debt

Short-Term Debt

        The components of short-term debt as of December 31, 2007 and 2006, were as follows:

	December 31,
	2007	2006
	(in millions)
Commercial paper	$233.3	$—
Other recourse short-term debt	57.5	23.1
Nonrecourse short-term debt	—	61.0

Total short-term debt	$290.8	$84.1

        As of December 31, 2007, we had credit facilities with various financial institutions in an aggregate amount of $830.3 million. As of December 31, 2007 and 2006, we had $290.8 million and $84.1 million of outstanding borrowings related to our credit facilities, with $30.3 million and $74.5 million of assets pledged as support, respectively. Assets pledged consisted primarily of commercial mortgages and securities. Our credit facilities include a $600 million commercial paper program, of which we issued $233.3 million as of December 31, 2007. This program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2007.

        The weighted-average interest rates on short-term borrowings as of December 31, 2007 and 2006, were 5.1% and 5.6% respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Debt — (continued)

Long-Term Debt

        The components of long-term debt as of December 31, 2007 and 2006, were as follows:

	December 31,
	2007	2006
	(in millions)
8.2% notes payable, due 2009	$454.7	$464.5
3.31% notes payable, due 2011	58.4	49.7
3.63% notes payable, due 2011	29.9	40.5
6.05% notes payable, due 2036	601.9	601.9
8% surplus notes payable, due 2044	99.2	99.2
Nonrecourse mortgages and notes payable	129.8	215.5
Other mortgages and notes payable	24.9	40.0

Total long-term debt	$1,398.8	$1,511.3

        The amounts included above are net of the discount and premium associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

        On October 16 and December 5, 2006, we issued $500.0 million and $100.0 million, respectively, of senior notes from our shelf registration, which became effective on June 30, 2004. The notes bear interest at a rate of 6.05% per year. Interest on the notes is payable semi-annually on April 15 and October 15 each year and began on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds was used to fund the acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes.

        On November 3, 2005, Principal International de Chile S.A., a wholly owned indirect subsidiary, entered into long-term borrowing agreements with two Chilean banks in the amount of US $93.9 million. This debt is denominated in Unidades de Formento ("UF"), a Chilean inflation-indexed, peso-denominated monetary unit. Of this amount, US $49.0 million of UF +3.31% notes, which was refinanced from +4.59% during 2007, and US $44.9 million of UF +3.63% notes, which was refinanced from +4.93% in 2007, mature on November 3, 2011. In November 2007, we paid down US $17.7 million on the UF +3.63% notes. Interest on the notes is payable semi-annually on May 3 and November 3 each year. The debt outstanding and interest expense will vary due to fluctuations in the Chilean peso to US dollar exchange rates and Chilean inflation.

        On August 25, 1999, Principal Financial Group (Australia) Holdings Pty. Limited, a wholly owned indirect subsidiary, issued $665.0 million of unsecured redeemable long-term debt. Of this amount, $200.0 million of 7.95% notes matured on August 15, 2004, with the remaining $465.0 million in 8.2% notes due August 15, 2009. In August 2007, we repurchased $10.0 million of the remaining notes, leaving $455.0 million in 8.2% notes due on August 15, 2009. Interest on the notes is payable semiannually on February 15 and August 15 of each year. Principal Financial Group (Australia) Holdings Pty. Limited used the net proceeds from the notes to partially fund the purchase of the outstanding stock of several companies affiliated with Bankers Trust Australia Group. On December 28, 2001, all of the long-term debt obligations of Principal Financial Group (Australia) Holdings Pty. Limited were assumed by its parent, Principal Financial Services, Inc.

        On March 10, 1994, Principal Life issued $100.0 million of surplus notes due March 1, 2044, at an 8% annual interest rate. None of our affiliates hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life has sufficient surplus earnings to make such payments. Interest of $8.0 million for each of the years ended December 31, 2007, 2006 and 2005 was approved by the Commissioner, and charged to expense.

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

        The non-recourse mortgages, other mortgages and notes payable are primarily financings for real estate developments. We, including certain subsidiaries, had $35.0 million in credit facilities as of December 31, 2007, with various financial institutions, in addition to obtaining loans with various lenders to finance these developments.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Debt — (continued)

Outstanding principal balances as of December 31, 2007, range from $3.0 million to $41.2 million per development with interest rates generally ranging from 5.5% to 8.1%. Outstanding principal balances as of December 31, 2006, range from $0.3 million to $96.2 million per development with interest rates generally ranging from 5.5% to 8.6%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $141.1 million and $194.3 million as of December 31, 2007 and 2006, respectively.

        Also included in non-recourse mortgages and notes payable is a long-term debt obligation we assumed with the purchase of WM Advisors, Inc. As part of the purchase, we will be bound by a class B share financing agreement previously entered into by WM Advisors, Inc. and a third party, which was assigned a value of $86.9 million at purchase. Load mutual fund shares sold without a front end load are referred to as "B shares". In exchange for paying the selling commission, we receive fees in the future to recover the up-front commission cost incurred. Prior to our purchase, WM Advisors, Inc. had entered into a purchase and sale agreement whereby the third party would purchase the rights to future cash flow streams in exchange for funding the sales commissions. The fair value of these relinquished fees is reported as a long-term debt liability. There will be no additional sales under this agreement following the effective date of the purchase. Therefore, this liability will be extinguished within eight years, which equates to the contractual term in which the fund can recover fees to cover the upfront commission costs.

        At December 31, 2007, future annual maturities of the long-term debt were as follows (in millions):

Year ending December 31:
2008	$83.4
2009	470.0
2010	12.6
2011	98.3
2012	7.2
Thereafter	727.3

Total future maturities of the long-term debt	$1,398.8

        Cash paid for interest for 2007, 2006, and 2005, was $115.1 million, $80.1 million and $135.6 million, respectively. These amounts include interest paid on taxes during these years.

13. Income Taxes

        Our income tax expense from continuing operations was as follows:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Current income taxes:
U.S. federal	$214.6	$211.8	$134.2
State and foreign	64.3	52.8	44.2

Total current income taxes	278.9	264.6	178.4
Deferred income taxes	(70.8)	31.3	53.0

Total income taxes	$208.1	$295.9	$231.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13. Income Taxes — (continued)

        Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective tax rate from continuing operations is as follows:

	For the year ended December 31,
	2007	2006	2005
U.S. corporate income tax rate	35%	35%	35%
Dividends received deduction	(11)	(8)	(7)
Interest exclusion from taxable income	(2)	(1)	(2)
Federal tax settlement for prior years	—	(1)	(1)
Synthetic fuel tax credits	(1)	(1)	(3)
Other	(1)	(2)	(1)

Effective income tax rate	20%	22%	21%

        We adopted the provisions of FIN 48 on January 1, 2007. The application of FIN 48 did not have a material impact on our consolidated financial statements. As of December 31, 2007, the total unrecognized benefits were $98.8 million. Of this amount, $20.3 million, if recognized, would reduce the 2007 effective tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses. As of December 31, 2007, we had recognized $26.0 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, $10.3 million of which is included in our current year net income.

        A summary of the changes in unrecognized tax benefits follows for the year ended December 31, 2007 (in millions):

Balance at January 1, 2007	$60.0
Additions based on tax positions related to the current year	10.4
Additions for tax positions of prior years	29.0
Reductions for tax positions of prior years	(0.6)

Balance at December 31, 2007	$98.8

        The Internal Revenue Service ("IRS") has completed examinations of the U.S. consolidated federal income tax returns for 2003 and prior years. The IRS has commenced the audit of our federal income tax returns for the years 2004 and 2005. We do not expect the results of these audits or developments in other tax areas to significantly increase or decrease the total amount of unrecognized tax benefits in the next twelve months, but the outcome of tax reviews is uncertain, and unforeseen results can occur.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13. Income Taxes — (continued)

        Significant components of our net deferred income taxes were as follows:

	December 31,
	2007	2006
	(in millions)
Deferred income tax assets (liabilities):
Insurance liabilities	$334.4	$350.6
Net operating loss carryforwards	147.3	94.5
Post-retirement benefits	56.4	94.9
Stock-based compensation	53.2	48.5
Other deferred income tax assets	71.1	60.6

Gross deferred income tax assets	662.4	649.1
Valuation allowance	(25.8)	(30.9)

Total deferred income tax assets	636.6	618.2
Deferred policy acquisition costs	(782.2)	(718.3)
Real estate	(170.5)	(179.1)
Net unrealized gains on available-for-sale securities	(106.6)	(395.8)
Intangible assets	(68.7)	(57.9)
Other deferred income tax liabilities	(78.4)	(169.5)

Total deferred income tax liabilities	(1,206.4)	(1,520.6)

Total net deferred income tax liabilities	$(569.8)	$(902.4)

        At December 31, 2007 and 2006, respectively, our net deferred income tax liability includes international net deferred income tax liabilities of $182.1 million and $162.6 million and U.S. net deferred income tax liabilities of $394.2 million and $754.6 million, which have been included in deferred income taxes in the consolidated statements of financial position. In addition, at December 31, 2007, and 2006, respectively, our net deferred income tax liability included international net deferred income tax assets of $6.5 million and $10.2 million and U.S. net state deferred income tax assets of zero and $4.6 million, which have been included in other assets in the consolidated statements of financial position.

        In management's judgment, the total deferred income tax asset is more likely than not of being realized. Included in the deferred income tax asset is the expected income tax benefit attributable to net operating losses. Domestic state net operating loss carryforwards were $367.5 million as of December 31, 2007, and will expire between 2009 and 2023. Foreign net operating loss carryforwards were $117.0 million as of December 31, 2007, and were generated in various foreign countries with expiration periods of 8 years to infinity. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to certain of these carryforwards, as utilization of these income tax benefits are not assured for certain jurisdictions. A valuation allowance has been recorded on income tax benefits associated with foreign net operating loss carryforwards and state net operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred income tax asset that is more likely than not of being realized. Accumulated net operating losses of $263.8 million and $85.2 million at December 31, 2007 and 2006, respectively, are attributed to a captive reinsurance company that is temporarily excluded from our consolidated federal income tax return. These net operating losses expire in 2021 and 2022. The captive reinsurance company will be able to join the consolidated income tax return in 2012 and it is anticipated that all accumulated net operating losses will be utilized before expiration; therefore, there is no valuation allowance established for the deferred income tax assets established for these net operating losses.

        The IRS has completed examinations of the U.S. consolidated federal income tax returns for 2003 and prior years. The IRS' completion of the examinations for the years 1999 - 2001 resulted in notices of deficiency dated December 29, 2004, and March 1, 2005. We paid the deficiencies (approximately $444.0 million for 1999 and 2000, and $1.3 million for 2001, including interest) in the first quarter of 2005 and have filed, or will file, claims for refund relating to the disputed adjustments. The examination for the years 2002 and 2003 resulted in a refund of approximately $176.7 million (including interest) of which $161.5 million related to deficiencies previously paid as a result of the 1999 through 2001 examination. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues in tax years 1999 - 2003 to have a material impact on our net income. Similarly, we believe

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13. Income Taxes — (continued)

there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2003.

        U.S. Federal and state deferred income taxes have not been provided on approximately $328.0 million of accumulated but undistributed earnings from operations of foreign subsidiaries at December 31, 2007. Such earnings are considered to be indefinitely reinvested in the business. It is not practical to determine the amount of the unrecognized deferred tax liability that would arise if these earnings were remitted due to foreign tax credits and exclusions that may become available at the time of remittance. A tax liability will be recognized when we no longer plan to indefinitely reinvest the earnings or when we plan to sell all or a portion of our ownership interest.

        In August 2007, the IRS issued Revenue Ruling 2007-54, which provides guidance on the methodology that life insurance companies use to calculate the dividends received deduction relating to variable life insurance and variable annuity contracts. The deduction for dividends received reduces the amount of dividend income subject to tax and is a significant component of the difference between our periodic effective income tax rate and the U.S. corporate income tax rate of 35%. In September 2007, the IRS issued Revenue Ruling 2007-61, which suspended Revenue Ruling 2007-54, and indicated it would issue regulations to address the issues. No regulations have been proposed and we cannot predict whether any such regulations would affect our deduction for dividends received by insurance company affiliates with respect to variable contracts.

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

        Net cash paid for income taxes was $245.9 million in 2007. Net cash paid for income taxes was $139.5 million in 2006, which included a $155.1 million audit refund pertaining to prior tax years; and $638.1 million in 2005, primarily due to the notices of deficiency noted above.

14. Employee and Agent Benefits

        We have defined benefit pension plans covering substantially all of our employees and certain agents. Some of these plans provide supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal tax law. The employees and agents are generally first eligible for the pension plans when they reach age 21. For plan participants employed prior to January 1, 2002, the pension benefits are based on the greater of a final average pay benefit or a cash balance benefit. The final average pay benefit is based on the years of service and generally the employee's or agent's average annual compensation during the last five years of employment. Partial benefit accrual of final average pay benefits is recognized from first eligibility until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. The cash balance portion of the plan started on January 1, 2002. An employee's account is credited with an amount based on the employee's salary, age and service. These credits accrue with interest. For plan participants hired on and after January 1, 2002, only the cash balance plan applies. Our policy is to fund the cost of providing pension benefits in the years that the employees and agents are providing service to us. Our funding policy for the qualified defined benefit plan is to contribute an amount annually at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act ("ERISA"), and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. Our funding policy for the non-qualified benefit plan is to fund the plan in the years that the employees are providing service to us using a methodology similar to the calculation of the net periodic benefit cost under U.S. GAAP, but using long-term assumptions. However, if the U.S. GAAP funded status is positive, no deposit is made. While we designate assets to cover the computed liability of the non-qualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP.

        We also provide certain health care, life insurance and long-term care benefits for retired employees. Subsidized retiree health benefits are provided for employees hired prior to January 1, 2002. Employees hired after December 31, 2001, have access to retiree health benefits but are intended to pay for the full cost of the coverage. The health care plans are contributory with participants' contributions adjusted annually; the contributions are based on the number of years of service and age at retirement for those hired prior to January 1, 2002. As part of the substantive plan, the retiree health contributions are assumed to be adjusted in the future as claim levels change. The life insurance plans are contributory for a small group of previously grandfathered participants that have elected supplemental coverage and dependent coverage.

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

        For 2007, we used a measurement date of October 1 for the pension and other postretirement benefit plans. For 2008, we will use a December 31 measurement date as required by SFAS 158.

Obligations and Funded Status

        The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position and consolidated statements of operations, was as follows:

	Pension benefits		Other postretirement benefits
	December 31,		December 31,
	2007	2006	2007	2006
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(1,480.6)	$(1,441.7)	$(257.9)	$(287.3)
Service cost	(47.1)	(47.0)	(8.0)	(9.5)
Interest cost	(89.5)	(81.6)	(15.5)	(16.2)
Actuarial gain (loss)	(33.3)	43.0	1.2	47.1
Participant contributions	—	—	(4.5)	(4.1)
Benefits paid	51.0	47.3	13.6	13.0
Plan amendments	(4.3)	(0.6)	—	—
Other	—	—	(0.8)	(0.9)

Benefit obligation at end of year	$(1,603.8)	$(1,480.6)	$(271.9)	$(257.9)

Change in plan assets
Fair value of plan assets at beginning of year	$1,410.1	$1,297.8	$466.7	$448.9
Actual return on plan assets	208.5	129.8	59.7	26.2
Employer contribution	30.0	29.8	0.7	0.5
Participant contributions	—	—	4.5	4.1
Benefits paid	(51.0)	(47.3)	(13.6)	(13.0)

Fair value of plan assets at end of year	$1,597.6	$1,410.1	$518.0	$466.7

Amount recognized in statement of financial position
Other assets	$304.4	$205.1	$246.2	$208.9
Other liabilities	(310.6)	(275.6)	(0.1)	(0.1)

Total	$(6.2)	$(70.5)	$246.1	$208.8

Amount recognized in accumulated other comprehensive income
Total net actuarial (gain) loss	$42.5	$113.5	$(84.8)	$(59.5)
Prior service benefit	(49.1)	(61.7)	(12.0)	(14.6)

Pre-tax accumulated other comprehensive income (gain) loss	$(6.6)	$51.8	$(96.8)	$(74.1)

        The accumulated benefit obligation for all defined benefit pension plans was $1,363.1 million and $1,274.3 million at December 31, 2007 and 2006, respectively.

        Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits — (continued)

asset balances presented in this footnote. The nonqualified pension plan assets are held in a Rabbi trust for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets. The market value of assets held in these trusts was $237.2 million and $216.0 million as of December 31, 2007 and 2006, respectively.

Pension Plan Changes and Plan Gains/Losses

        As of January 1, 2006, changes were made to our retirement program, including the Principal Select Saving Plan ("401(k)"), the Principal Pension Plan ("Pension Plan") and to the corresponding nonqualified plans. The qualified and nonqualified pension plan changes include a reduction to the traditional and cash balance formulas, a change in the early retirement factors, and the removal of the cost of living adjustments for traditional benefits earned after January 1, 2006. The qualified and nonqualified 401(k) plan's company match increased from 50% of a contribution rate up to a maximum of 3% of the participant's compensation to 75% of a contribution rate up to a maximum of 6% of the participant's compensation. Employees who were at least 47 years old, with a minimum of 10 years of service as of December 31, 2005, were given the choice to remain under the current pension and 401(k) arrangement or move to the new plan design. The vast majority of this group chose to remain under the current pension and 401(k) arrangement. The Pension Plan changes were recognized as a prior service credit and resulted in a reduction of liabilities of $73.9 million at December 31, 2005.

        On January 1, 2008, the vesting schedule for the Principal Pension Plan changed to a three-year cliff schedule as required by the Pension Protection Act of 2006. This change was recognized as a prior service cost and resulted in an increase in liabilities of $4.3 million at December 31, 2007.

        For the year ended December 31, 2007, the pension plans had an actuarial loss of $33.3 million, primarily due to salary increases greater than assumed, which was partially offset by the increase in the discount rate. For the year ended December 31, 2006, the pension plans had an actuarial gain of $43.0 million, primarily due to the increase in the discount rate, which was partially offset by greater than expected salary increases.

Other Post Retirement Plan Changes and Plan Gains/Losses

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") was signed into law. The Medicare Modernization Act introduced a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree medical benefit plans. During 2007 and 2006, the Medicare subsidies we received and accrued for were $0.8 million and $0.9 million, respectively, and included in service cost.

        An actuarial gain of $1.2 million occurred during 2007 for the other postretirement benefit plans. This was due to a less than assumed increase in health care claim costs, as well as an increase in the discount rate. The gain was partially offset by an increase of the trend assumption. An actuarial gain of $47.1 million occurred during 2006 for the other postretirement benefit plans. This was due to a less than assumed increase in health care claim costs and trend assumption, as well as an increase in the discount rate. Retiree contributions also increased more than health care claim costs.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

        The obligations below relate only to the nonqualified pension plan liabilities. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2007	2006
	(in millions)
Projected benefit obligation	$310.6	$275.6
Accumulated benefit obligation	239.1	216.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits — (continued)

Information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets:

	December 31,
	2007	2006
	(in millions)
Accumulated postretirement benefit obligation	$2.0	$2.1
Fair value of plan assets	1.9	2.0

Components of net periodic benefit cost:

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2007	2006	2005	2007	2006	2005
	(in millions)
Service cost	$47.1	$47.0	$49.7	$8.0	$9.5	$10.0
Interest cost	89.5	81.6	77.4	15.5	16.2	16.9
Expected return on plan assets	(114.2)	(105.4)	(96.2)	(33.7)	(32.4)	(29.4)
Amortization of prior service cost (benefit)	(8.3)	(9.0)	1.3	(2.6)	(2.6)	(2.6)
Recognized net actuarial (gain) loss	10.0	20.4	16.4	(1.9)	0.2	0.5

Net periodic benefit cost (income)	$24.1	$34.6	$48.6	$(14.7)	$(9.1)	$(4.6)

        The pension plans' actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants. For the qualified pension plan, gains and losses are amortized without use of the 10% allowable corridor; for the nonqualified pension plans and other postretirement benefit plans, the corridors allowed are used.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits — (continued)

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2007	2006	2007	2006
	(in millions)
Other changes recognized in accumulated other comprehensive income (Post-SFAS 158)
Net actuarial (gain) loss	$(61.0)	$113.5	$(27.2)	$(59.5)
Prior service cost (benefit)	4.3	(61.7)	—	(14.6)
Amortization of net gain (loss)	(10.0)	—	1.9	—
Amortization of prior year service benefit	8.3	—	2.6	—

Total recognized in accumulated other comprehensive income	$(58.4)	$51.8	$(22.7)	$(74.1)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(34.3)	$86.4	$(37.4)	$(83.2)

        As of and subsequent to December 31, 2006, net actuarial (gain) loss and net prior service cost benefit have been recognized in accumulated other comprehensive income due to the initial application of SFAS 158.

        The estimated net actuarial (gain) loss and prior service cost (benefit) that will be amortized from accumulated other comprehensive income into net periodic benefit cost for the pension benefits during the 2008 fiscal year are $1.1 million and $(7.7) million, respectively. The estimated net actuarial (gain) loss and prior service cost (benefit) for the postretirement benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year are $(3.2) million and $(2.5) million, respectively. During 2008, additional amounts will be amortized from accumulated other comprehensive income as a direct adjustment to retained earnings due to the change in measurement date required by SFAS 158. For the pension plans, $0.3 million will be amortized from net (gain) loss and $(1.9) million from prior service cost (benefit) due to the change in the measurement date. For the postretirement plans, $(0.8) million will be amortized from net (gain) loss and $(0.6) million from prior service cost (benefit) due to the change in the measurement date.

Assumptions:

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2007	2006	2007	2006
Discount rate	6.30%	6.15%	6.30%	6.15%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

Weighted-average assumptions used to determine net periodic benefit cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2007	2006	2005	2007	2006	2005
Discount rate	6.15%	5.75%	6.00%	6.15%	5.75%	6.00%
Expected long-term return on plan assets	8.25%	8.25%	8.50%	7.30%	7.30%	7.30%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits — (continued)

        For other postretirement benefits, the 7.30% rate for 2007 is based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical, life and long-term care plans are 7.25%, 7.75% and 5.85%, respectively.

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

Assumed health care cost trend rates

	December 31,
	2007	2006
Health care cost trend rate assumed for next year under age 65	12.0%	12.0%
Health care cost trend rate assumed for next year age 65 and over	11.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2018

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage- point increase	1-percentage- point decrease
	(in millions)
Effect on total of service cost and interest cost components	$5.1	$(3.7)
Effect on accumulated postretirement benefit obligation	(33.0)	26.6

Pension Plan Assets

        The qualified pension plan's weighted-average asset allocations by asset category as of the two most recent measurement dates are as follows:

	October 1,
Asset category
	2007	2006
Domestic equity securities	53%	54%
International equity securities	18	14
Domestic debt securities	21	23
Real estate	8	9

Total	100%	100%

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits — (continued)

        The overall target asset allocation for the qualified plan assets is:

Asset category	Target allocation
Domestic equity securities	40% - 60%
International equity securities	5% - 20%
Domestic debt securities	20% - 30%
International debt securities	0% - 7%
Real estate	3% - 10%
Other	0% - 7%

  Other Postretirement Benefit Plan Assets

        The other postretirement benefit plans' weighted-average asset allocations by asset category as of the two most recent measurement dates are as follows:

	October 1,
Asset category
	2007	2006
Equity securities	63%	58%
Debt securities	37	42

Total	100%	100%

        The weighted average target asset allocation for the other postretirement benefit plans is:

Asset category	Target allocation
Equity securities	50 - 70%
Debt securities	30 - 50%

        The investment strategies and policies for the other postretirement benefit plans are similar to those employed by the qualified pension plan.

Contributions

        We do not expect to contribute to our other postretirement benefit plans in 2008. Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate that we will be required to fund a minimum annual contribution under ERISA for the qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2008 in the range of $20-$50 million. This includes funding for both our qualified and nonqualified pension plans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits — (continued)

Estimated Future Benefit Payments

        The estimated future benefit payments, which reflect expected future service, and the expected amount of tax-free subsidy receipts under Medicare Part D are:

	Pension benefits	Other postretirement benefits (gross benefit payments, including prescription drug benefits)	Amount of Medicare Part D subsidy receipts
	(in millions)
Year ending December 31:
2008	$61.7	$19.9	$1.3
2009	65.4	21.9	1.4
2010	70.1	24.1	1.6
2011	74.6	26.5	1.8
2012	80.6	29.2	2.0
2013-2017	506.4	191.9	14.6

        The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

        The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2007.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits — (continued)

        The information that follows shows supplemental information for our defined benefit pension plans. Certain key summary data is shown separately for qualified and non-qualified plans.

	For the year ended December 31,
	2007			2006
	Qualified plan	Nonqualified plans	Total	Qualified plan	Nonqualified plans	Total
	(in millions)
Amount recognized in statement of financial position
Other assets	$304.4	$—	$304.4	$205.1	$—	$205.1
Other liabilities	—	(310.6)	(310.6)	—	(275.6)	(275.6)

Total	$304.4	$(310.6)	$(6.2)	$205.1	$(275.6)	$(70.5)

Amount recognized in accumulated other comprehensive income
Total net actuarial (gain) loss	$(59.7)	$102.2	$42.5	$24.2	$89.3	$113.5
Prior service cost benefit	(35.3)	(13.8)	(49.1)	(45.1)	(16.6)	(61.7)

Total accumulated other comprehensive income (loss) (not adjusted for applicable tax)	$(95.0)	$88.4	$(6.6)	$(20.9)	$72.7	$51.8

Components of net periodic benefit cost
Service cost	$39.2	$7.9	$47.1	$39.3	$7.7	$47.0
Interest cost	72.9	16.6	89.5	67.2	14.4	81.6
Expected return on plan assets	(114.2)	—	(114.2)	(105.4)	—	(105.4)
Amortization of prior service cost benefit	(5.9)	(2.4)	(8.3)	(5.9)	(3.1)	(9.0)
Recognized net actuarial gain	2.8	7.2	10.0	12.9	7.5	20.4

Net periodic benefit cost (benefit)	$(5.2)	$29.3	$24.1	$8.1	$26.5	$34.6

Other changes recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$(81.1)	$20.1	$(61.0)	$24.2	$89.3	$113.5
Prior service cost (benefit)	4.0	0.3	4.3	(45.1)	(16.6)	(61.7)
Amortization of net loss	(2.8)	(7.2)	(10.0)	—	—	—
Amortization of prior service cost benefit	5.9	2.4	8.3	—	—	—

Total recognized in accumulated other comprehensive income	$(74.0)	$15.6	$(58.4)	$(20.9)	$72.7	$51.8

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(79.2)	$44.9	$(34.3)	$(12.8)	$99.2	$86.4

        In addition, we have defined contribution plans that are generally available to all employees and agents. Eligible participants could not contribute more than $15,500 of their compensation to the plans in 2007. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced, and the 401(k) matching contribution was increased. Employees who were age 47 or older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as "Grandfathered Choice Participants". In 2006, we matched the Grandfathered Choice Participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. For all other participants, we matched the participant's contributions at a 75% contribution rate up to a maximum of 6% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock. We contributed $40.0 million, $36.4 million and $19.0 million in 2007, 2006, and 2005, respectively, to our qualified defined contribution plans.

        We also have a nonqualified defined contribution plan available to select employees and agents which allows them to contribute amounts in excess of limits imposed by federal tax law. In 2007 and 2006, we matched the Grandfathered Choice Participant's Contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits — (continued)

compensation. For all other participants, we matched the participant's contributions at a 75% contribution rate up to a maximum contribution of 6% of the participant's compensation. We contributed $7.5 million, $8.0 million and $4.8 million in 2007, 2006, and 2005, respectively, to our nonqualified defined contribution plans.

15. Contingencies, Guarantees and Indemnifications

Litigation and Regulatory Contingencies

        We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, life, health and disability insurance. Some of the lawsuits are class actions, or purport to be, and some include claims for punitive damages. In addition, regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority (formerly known as the National Association of Securities Dealers, Inc.), the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers. We receive requests from regulators and other governmental authorities relating to other industry issues and may receive additional requests, including subpoenas and interrogatories, in the future.

        Several lawsuits have been filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity. Several of these suits were filed as purported class actions. Several state attorneys general and insurance regulators have initiated industry-wide inquiries or other actions relating to compensation arrangements between insurance brokers and insurance companies and other industry issues. Beginning in March of 2005, we received subpoenas and interrogatories from the offices of the Attorneys General of New York and Connecticut seeking information related to compensation agreements with brokers and agents and the sale of retirement products and services. In November 2007, we reached a settlement with the Attorney General of the State of Connecticut regarding a limited number of expense reimbursement arrangements made with a few brokers who sold single premium group annuity policies. The policies primarily funded terminating defined benefit plans. The settlement called for us to establish a fund in the amount of $4.4 million to be paid to plan sponsors who purchased single premium group annuity policies from brokers who received payments from us from 1998 through January 2006. We also agreed to pay a penalty of $0.6 million to the State of Connecticut. We expect no further action to be taken by the Attorneys General of Connecticut and New York relating to these issues.

        On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life. Principal Life's Motion to Transfer Venue was granted and the case is now pending in the Southern District of Iowa. The complaint alleges, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives "revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans" and allegedly failed to use the revenue to defray the expenses of the services provided to the plans. Plaintiff further alleges that these acts constitute prohibited transactions under ERISA. Plaintiff seeks to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained "revenue sharing" fees from mutual funds. Plaintiff seeks declaratory, injunctive and monetary relief. Principal Life is aggressively defending the lawsuit.

        On August 28, 2007, two plaintiffs filed two putative class action lawsuits in the United States District Court for the Southern District of Iowa against us and Princor Financial Services Corporation (the "Principal Defendants"). One of the lawsuits alleges that the Principal Defendants breached alleged fiduciary duties to participants in employer-sponsored 401(k) plans who were retiring or leaving their respective plans, including providing misleading information and failing to act solely in the interests of the participants, resulting in alleged violations of ERISA. The Plaintiffs dismissed the second suit which was based upon the same facts and alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. The Principal Defendants have filed a Motion to Dismiss the remaining lawsuit.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15. Contingencies, Guarantees and Indemnifications — (continued)

Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of December 31, 2007, was approximately $193.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such guarantees is not material.

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

Operating Leases

        As a lessee, we lease office space, data processing equipment, office furniture and office equipment under various operating leases. Rental expense for the years ended December 31, 2007, 2006 and 2005, respectively, was $53.6 million, $54.8 million and $58.3 million.

        At December 31, 2007, the future minimum lease payments are $191.7 million. The following represents payments due by period for operating lease obligations as of December 31, 2007 (in millions):

Year ending December 31:
2008	$51.8
2009	43.1
2010	33.8
2011	23.7
2012	13.4
2013 and thereafter	32.1

197.9
Less: Future sublease rental income on noncancelable leases	6.2

Total future minimum lease payments	$191.7

Capital Leases

        As a lessee, we lease an aircraft under a capital lease. As of December 31, 2007 and 2006, respectively, the aircraft had a gross asset balance of $14.4 million and accumulated depreciation of $1.7 million and $1.1 million. Depreciation expense for each of the years ended December 31, 2007, 2006 and 2005 was $0.6 million.

        Beginning in 2007, we also lease hardware storage equipment under capital leases. As of December 31, 2007, these leases had a gross asset balance of $15.2 million and accumulation depreciation of $5.0 million. Depreciation expense for the year ended December 31, 2007, was $5.0 million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15. Contingencies, Guarantees and Indemnifications — (continued)

        The following represents future minimum lease payments due by period for capital lease obligations as of December 31, 2007 (in millions).

Year ending December 31:
2008	$5.4
2009	3.8
2010	1.7
2011	0.4
2012	—
2013 and thereafter	—

Total	11.3
Less: Amounts representing interest	0.7

Net present value of minimum lease payments	$10.6

Securities Lending

        We participate in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. We maintain ownership of the loaned securities. Both we and the borrower can request or return the loaned securities at any time. We require initial cash collateral equal to 102 percent of the market value of the loaned securities. The collateral is invested by the lending agent in accordance with our guidelines. Net returns on the investments, after payment of a rebate to the borrower, are shared between the agent and us. The transaction is accounted for as a secured borrowing and the collateral is recorded as an asset on our statement of financial position, with a corresponding liability reflecting our obligation to return the collateral upon the return of the loaned securities.

        As of December 31, 2007 and 2006, we had received $622.7 million and $672.1 million, respectively, of cash collateral on securities lending. The cash collateral is included in other assets with a corresponding liability recorded in other liabilities. As of December 31, 2007 and 2006, we had loaned securities with a fair value of $608.9 million and $655.3 million, respectively.

Securities Posted as Collateral

        We posted $807.7 million in securities under collateral agreements at December 31, 2007, to satisfy collateral requirements primarily associated with our derivatives credit support agreements and a reinsurance arrangement.

Letters of Credit

        We have entered into an agreement with a third party who issues standby letters of credit on behalf of a wholly-owned captive reinsurance subsidiary. The letters of credit are used to support a portion of the statutory reserves assumed by our captive reinsurance company. The letters of credit also allow Principal Life to take credit for ceded reserves on its statutory balance sheet. As of December 31, 2007, there was a total of $365.0 million in outstanding letters of credit.

16. Stockholders' Equity

Preferred Stock

        As of December 31, 2007, we had 13.0 million shares of preferred stock authorized, issued and outstanding under the two series described below. Preferred stockholders have dividend and liquidation priority over common stockholders.

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

Dividend Restrictions and Payments

        The certificates of designations for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders' equity levels. As of December 31, 2007, we have no preferred dividend restrictions.

        On March 30, 2007, July 2, 2007, October 1, 2007, and December 31, 2007, we paid a dividend of $8.2 million, $8.3 million, $8.2 million and $8.3 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 15, 2007, June 14, 2007, September 13, 2007, and December 13, 2007, respectively.

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

Common Stock

        On December 7, 2007, we paid an annual dividend of $235.6 million, equal to $0.90 per share, to stockholders of record as of November 16, 2007. On December 15, 2006, we paid an annual dividend of $214.7 million, equal to $0.80 per share, to stockholders of record as of November 22, 2006. On December 16, 2005, we paid an annual dividend of $182.2 million, equal to $0.65 per share, to stockholders of record as of November 17, 2005.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16. Stockholders' Equity — (continued)

        During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. On November 30, 2007, we entered into an accelerated common stock repurchase agreement with a third party investment bank for an aggregate purchase price of $250.0 million. On this date, we paid $250.0 million and received the initial delivery of 2.9 million common shares, while retaining the right to receive additional common shares over the program's execution period. The accelerated common stock repurchase agreement was completed in January 2008, at which time we received 0.9 million additional common shares under this agreement. As of December 31, 2007, $250.0 million remained available under the November 2007 authorization.

        On May 19, 2006, following our Board of Directors' share repurchase authorization, we entered into an accelerated common stock repurchase agreement with a third party investment bank for an aggregate purchase price of $500.0 million. On this date, we paid $500.0 million and received the initial delivery of 7.7 million common shares, while retaining the right to receive additional common shares depending on the volume weighted average share price of our common stock over the program's duration. The program was completed in November 2006. Under this program, we purchased a total of 9.3 million common shares.

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

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2005	—	—	300.6
Shares issued	3.0	10.0	2.2
Treasury stock acquired	—	—	(22.2)

Outstanding shares at December 31, 2005	3.0	10.0	280.6
Shares issued	—	—	2.3
Treasury stock acquired	—	—	(14.5)

Outstanding shares at December 31, 2006	3.0	10.0	268.4
Shares issued	—	—	2.2
Treasury stock acquired	—	—	(11.5)

Outstanding shares at December 31, 2007	3.0	10.0	259.1

Accumulated Other Comprehensive Income

        Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16. Stockholders' Equity — (continued)

        The components of accumulated other comprehensive income were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on derivative instruments	Foreign currency translation adjustment	Minimum pension liability	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2005	$1,405.1	$(1.2)	$(85.3)	$(5.3)	$1,313.3
Net change in unrealized gains on fixed maturities, available-for-sale	(834.0)	—	—	—	(834.0)
Net change in unrealized gains on equity securities, available-for-sale	6.3	—	—	—	6.3
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	20.2	—	—	—	20.2
Adjustments for assumed changes in amortization pattern	94.7	—	—	—	94.7
Net change in unrealized losses on derivative instruments	—	41.6	—	—	41.6
Net change in unrealized gains on policyholder dividend obligation	84.7	—	—	—	84.7
Change in net foreign currency translation adjustment	—	—	62.1	—	62.1
Change in minimum pension liability adjustment	—	—	—	(9.5)	(9.5)
Net change in provision for deferred income tax benefit (expense)	227.0	(16.5)	1.6	3.3	215.4

Balances at December 31, 2005	$1,004.0	$23.9	$(21.6)	$(11.5)	$994.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16. Stockholders' Equity — (continued)

	Net unrealized gains on available-for-sale securities	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized post-retirement benefit obligations	Minimum pension liability	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2006	$1,004.0	$23.9	$(21.6)	$—	$(11.5)	$994.8
Net change in unrealized gains on fixed maturities, available-for-sale	(349.7)	—	—	—	—	(349.7)
Net change in unrealized gains on equity securities, available-for-sale	(11.4)	—	—	—	—	(11.4)
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	26.7	—	—	—	—	26.7
Adjustments for assumed changes in amortization pattern	8.1	—	—	—	—	8.1
Net change in unrealized gains on derivative instruments	—	6.8	—	—	—	6.8
Net change in unrealized gains on policyholder dividend obligation	33.7	—	—	—	—	33.7
Change in net foreign currency translation adjustment	—	—	(1.1)	—	—	(1.1)
Change in minimum pension liability	—	—	—	—	4.2	4.2
Transition adjustment related to post-retirement benefit obligations	—	—	—	22.3	13.4	35.7
Net change in provision for deferred income tax benefit (expense)	119.3	(2.4)	(3.9)	(7.8)	(6.1)	99.1

Balances at December 31, 2006	$830.7	$28.3	$(26.6)	$14.5	$—	$846.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16. Stockholders' Equity — (continued)

	Net unrealized gains on available-for-sale securities	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized post-retirement benefit obligations	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2007	$830.7	$28.3	$(26.6)	$14.5	$846.9
Net change in unrealized gains on fixed maturities, available-for-sale	(991.4)	—	—	—	(991.4)
Net change in unrealized gains on equity securities, available-for-sale	(12.8)	—	—	—	(12.8)
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	68.4	—	—	—	68.4
Adjustments for assumed changes in amortization pattern	130.3	—	—	—	130.3
Net change in unrealized gains on derivative instruments	—	(25.7)	—	—	(25.7)
Change in net foreign currency translation adjustment	—	—	68.1	—	68.1
Change in unrecognized post-retirement benefit obligations	—	—	—	81.1	81.1
Net change in provision for deferred income tax benefit (expense)	277.7	11.6	(5.6)	(28.4)	255.3

Balances at December 31, 2007	$302.9	$14.2	$35.9	$67.2	$420.2

        The following table sets forth the adjustments necessary to avoid duplication of items that are included as part of net income for a year that had been part of other comprehensive income in prior years:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Unrealized losses on available-for-sale securities arising during the year	$(620.6)	$(187.9)	$(387.9)
Adjustment for realized losses on available-for-sale securities included in net income	78.7	19.0	11.9

Unrealized losses on available-for-sale securities, as reported	$(541.9)	$(168.9)	$(376.0)

        The above table is presented net of income tax, derivatives in cash flow hedge relationships, PDO and related changes in the amortization patterns of DPAC, sales inducements and unearned revenue reserves.

Dividend Limitations

        Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2007 statutory results, Principal Life could pay approximately $686.5 million in stockholder dividends in 2008 without exceeding the statutory limitation.

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

        We define fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of timing, amount of expected future cash flows and the credit standing of the issuer. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In some cases, the fair value estimates cannot be substantiated by comparison to independent markets. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument.

        Fair values of public debt and equity securities have been determined by us from public quotations, when available. Private placement securities and other corporate security fixed maturities where we do not receive a public quotation are valued by discounting the expected total cash flows. Market rates used are applicable to the yield, credit quality and average maturity of each security. Private equity securities may also utilize internal valuation methodologies appropriate for the specific asset. Fair values might also be determined using broker quotes.

        Fair values of commercial and residential mortgage loans are determined by discounting the expected total cash flows using market rates that are applicable to the yield, credit quality and maturity of each loan.

        Fair values of policy loans are estimated by discounting expected cash flows using a risk-free rate based on the U.S. Treasury curve.

        Fair values of derivative instruments are determined using either pricing valuation models that utilize market data inputs or broker quotes. The valuation models consider projected discounted cash flows, relevant swap curves and appropriate implied volatilities.

        The fair value of seed money investments classified as other investments is determined using the net asset value of the fund. The fair values for other assets classified as other investments, excluding derivative assets, seed money investments and equity investments in subsidiaries, and cash and cash equivalents in the accompanying consolidated statements of financial position approximate their carrying amounts.

        The fair value of our securities lending collateral and securities lending payable approximate their carrying value.

        Separate account assets include public equity, public and private debt securities, commercial mortgage loans and derivative instruments for which fair values are determined as previously described. Separate account assets also include real estate for which the fair value is estimated using valuation models.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Fair Value of Financial Instruments — (continued)

        The carrying amounts and estimated fair values of our financial instruments were as follows:

	December 31,
	2007		2006
	Carrying amount	Fair value	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$46,738.9	$46,738.9	$44,403.5	$44,403.5
Fixed maturities, trading	529.3	529.3	323.4	323.4
Equity securities, available-for-sale	316.4	316.4	666.6	666.6
Equity securities, trading	269.8	269.8	181.0	181.0
Net derivative assets and liabilities (1)	468.3	468.3	441.6	441.6
Mortgage loans	12,659.6	13,391.2	11,663.9	12,166.7
Policy loans	869.9	956.5	850.7	930.7
Other investments	437.7	437.7	313.1	313.1
Cash and cash equivalents	1,344.4	1,344.4	1,591.5	1,591.5
Securities lending collateral	622.7	622.7	672.1	672.1
Separate account assets	80,486.8	80,486.8	73,779.6	73,779.6
Investment-type insurance contracts	(37,390.5)	(36,629.6)	(34,256.6)	(33,654.2)
Short-term debt	(290.8)	(290.8)	(84.1)	(84.1)
Long-term debt	(1,398.8)	(1,423.6)	(1,511.3)	(1,524.9)
Securities lending payable	(622.7)	(622.7)	(672.1)	(672.1)

(1)
The fair value of our derivative instruments classified as assets as of December 31, 2007 and 2006, was $1,076.0 million and $710.6 million, respectively, and was reported with other investments on the consolidated statements of financial position. The fair value of our derivative instruments classified as liabilities as of December 31, 2007 and 2006, was $607.7 million and $269.0 million, respectively, and was reported with other liabilities on the consolidated statements of financial position.

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

        Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2007, Principal Life meets the minimum RBC requirements.

        Statutory net income and statutory surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2007	2006	2005
	(in millions)
Statutory net income	$540.2	$684.9	$666.2
Statutory surplus	3,695.0	3,596.1	3,657.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19. Segment Information

        We provide financial products and services through the following segments: U.S. Asset Accumulation, Global Asset Management, International Asset Management and Accumulation and Life and Health Insurance. In addition, there is a Corporate and Other segment. The segments are managed and reported separately because they provide different products and services, have different strategies or have different markets and distribution channels.

        Prior to 2007, amounts now reported in the U.S. Asset Accumulation segment and the Global Asset Management segment were reported together in the U.S. Asset Management and Accumulation segment. This change was made due to continued growth in our Global Asset Management business and has no impact on our consolidated financial statements for any period presented. Our segment results for 2006 and 2005 have been restated to conform to the current segment presentation.

        The U.S. Asset Accumulation segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals.

        The Global Asset Management segment provides asset management services to our asset accumulation business, our life and health insurance operations, the Corporate and Other segment and third-party clients.

        The International Asset Management and Accumulation segment consists of Principal International, which has operations in Brazil, Chile, China, Hong Kong, India, Malaysia and Mexico. We focus on countries with favorable demographics and growing long-term savings and defined contribution markets. We entered these countries through acquisitions, start-up operations and joint ventures.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19. Segment Information — (continued)

        The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	December 31,
	2007	2006
	(in millions)
Assets:
U.S. Asset Accumulation	$126,131.1	$116,519.6
Global Asset Management	1,438.9	1,442.1
International Asset Management and Accumulation	9,350.5	8,101.0
Life and Health Insurance	14,816.6	14,364.5
Corporate and Other	2,783.1	3,230.9

Total consolidated assets	$154,520.2	$143,658.1

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Operating revenues by segment:
U.S. Asset Accumulation	$5,150.2	$4,107.0	$3,787.6
Global Asset Management	603.0	488.1	417.3
International Asset Management and Accumulation	796.3	605.4	604.5
Life and Health Insurance	4,857.1	4,736.2	4,387.5
Corporate and Other	(156.8)	(110.9)	(130.2)

Total segment operating revenues	11,249.8	9,825.8	9,066.7
Add:
Net realized/unrealized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(343.0)	44.2	(22.2)
Subtract:
Operating revenues from discontinued real estate investments	0.3	(3.1)	4.9

Total revenues per consolidated statements of operations	$10,906.5	$9,873.1	$9,039.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19. Segment Information — (continued)

Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Accumulation	$655.8	$542.6	$464.4
Global Asset Management	108.5	102.5	74.0
International Asset Management and Accumulation	110.7	71.8	71.0
Life and Health Insurance	221.1	282.5	274.4
Corporate and Other	(37.7)	(27.3)	(21.4)

Total segment operating earnings, net of related income taxes	1,058.4	972.1	862.4
Net realized/unrealized capital gains (losses), as adjusted (1)	(229.7)	18.0	(20.6)
Other after-tax adjustments (2)	(1.4)	41.2	59.5

Net income available to common stockholders per consolidated statements of operations	$827.3	$1,031.3	$901.3

(1)
Net realized/unrealized capital gains (losses), as adjusted, is derived as follows:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Net realized/unrealized capital gains (losses):
Net realized/unrealized capital gains (losses)	$(328.8)	$44.7	$(11.2)
Periodic settlements and accruals on non-hedge derivatives (3)	(18.9)	—	—
Certain market value adjustments to fee revenues	(4.0)	(1.3)	(12.1)
Recognition of front-end fee revenues	8.7	0.8	1.1

Net realized/unrealized capital gains (losses), net of related revenue adjustments	(343.0)	44.2	(22.2)
Amortization of deferred policy acquisition and sales inducement costs related to net realized capital gains (losses)	10.4	5.4	(0.7)
Capital gains distributed	(11.0)	(11.8)	(5.8)
Minority interest capital gains	(11.6)	(7.7)	(2.5)

Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues, net of related amortization of deferred policy acquisition costs and sales inducement costs, capital gains distributed, and minority interest capital gains	(355.2)	30.1	(31.2)
Income tax effect	125.5	(12.1)	10.6

Net realized/unrealized capital gains (losses), as adjusted	$(229.7)	$18.0	$(20.6)

(2)
In 2007, other after-tax adjustments of $1.4 million included (1) the negative effect of tax refinements related to prior years ($21.4 million) and (2) the positive effect of gain on sales of real estate properties that qualify for discontinued operations treatment ($20.0 million).

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19. Segment Information — (continued)

(3)
The amounts in periods prior to 2007 were not material.

        The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Income tax expense (benefit) by segment:
U.S. Asset Accumulation	$171.7	$131.5	$122.2
Global Asset Management	58.7	54.5	40.0
International Asset Management and Accumulation	17.5	(10.0)	(4.5)
Life and Health Insurance	106.2	142.3	138.1
Corporate and Other	(31.3)	(21.7)	(48.5)

Total segment income taxes from operating earnings	322.8	296.6	247.3
Add:
Tax expense (benefits) related to net realized/unrealized capital gains (losses), as adjusted	(125.5)	12.1	(10.6)
Tax expense (benefits) related to other after-tax adjustments	10.9	(13.9)	(3.5)
Subtract:
Income tax expense (benefit) from discontinued real estate	0.1	(1.1)	1.8

Total income tax expense per consolidated statements of operations	$208.1	$295.9	$231.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19. Segment Information — (continued)

        The following table summarizes operating revenues for our products and services:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
U.S. Asset Accumulation:
Full-service accumulation	$1,595.0	$1,383.6	$1,267.4
Principal Funds	686.7	344.9	206.6
Individual annuities	799.8	582.8	471.6
Bank and trust services	66.8	53.0	38.8
Eliminations	(163.8)	(168.8)	(62.6)

Total Accumulation	2,984.5	2,195.5	1,921.8
Investment only	1,179.2	1,080.7	1,002.3
Full-service payout	986.5	830.8	863.5

Total Guaranteed	2,165.7	1,911.5	1,865.8

Total U.S. Asset Accumulation	5,150.2	4,107.0	3,787.6
Global Asset Management(1)	603.0	488.1	417.3
International Asset Management and Accumulation	796.3	605.4	604.5
Life and Health Insurance:
Individual life insurance	1,370.1	1,344.7	1,361.7
Health insurance	2,018.4	2,077.7	1,894.3
Specialty benefits insurance	1,471.2	1,316.0	1,131.5
Eliminations	(2.6)	(2.2)	—

Total Life and Health Insurance	4,857.1	4,736.2	4,387.5
Corporate and Other	(156.8)	(110.9)	(130.2)

Total operating revenues	$11,249.8	$9,825.8	$9,066.7

Total operating revenues	$11,249.8	$9,825.8	$9,066.7
Net realized/unrealized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(343.0)	44.2	(22.2)
Operating revenues from discontinued real estate investments	(0.3)	3.1	(4.9)

Total revenues per consolidated statements of operations	$10,906.5	$9,873.1	$9,039.6

(1)
Reflects inter-segment revenues of $229.2 million, $169.0 million and $150.6 million in 2007, 2006 and 2005, respectively. These revenues are eliminated within the Corporate and Other segment.

20. Stock-Based Compensation Plans

        As of December 31, 2007, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan ("Stock-Based Compensation Plans"). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the 2005 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, or other stock based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units, or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock, or performance units.

        As of December 31, 2007, the maximum number of new shares of common stock that were available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 19.1 million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Stock-Based Compensation Plans — (continued)

        For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for the Stock-Based Compensation Plans is as follows:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Compensation cost	$65.2	$65.5	$52.2
Related income tax benefit	21.5	21.3	16.9
Capitalized as part of an asset	4.0	3.4	1.6

Nonqualified Stock Options

        Nonqualified stock options were granted to certain employees under the 2005 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding under the 2005 Stock Incentive Plan and the Stock Incentive Plan were granted at an exercise price equal to the fair market value of our common stock on the date of grant, and expire ten years after the grant date. These options have graded or cliff vesting over a three-year period, except in the case of approved retirement. Total options granted under the 2005 Stock Incentive Plan and the Stock Incentive Plan were 1.8 million, 2.1 million and 2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Nonqualified stock options granted under the Directors stock plans have an exercise price equal to the fair market value of our common stock on the date of the grant and a contractual term equal to the earlier of five years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Beginning with the 2003 grant, options become exercisable in four approximately equal installments on the three, six and nine month anniversaries of the grant date, and on the date that the Director's full term of office expires. There were no options granted during the years ended December 31, 2007, 2006 and 2005.

        The following is a summary of the status of all of our stock option plans for the year ended December 31, 2007:

	Number of options	Weighted- average exercise price	Intrinsic Value
	(in millions)		(in millions)
Options outstanding at January 1, 2007	8.5	$37.65
Granted	1.8	62.61
Exercised	1.3	32.23
Canceled	0.2	50.53

Options outstanding at December 31, 2007	8.8	$43.31	$225.8

Options vested or expected to vest at December 31, 2007	8.5	$42.86	$221.2

Options exercisable at December 31, 2007	5.0	$35.79	$165.5

        The total intrinsic value of stock options exercised was $47.5 million, $39.7 million and $29.5 million during 2007, 2006, and 2005, respectively.

        The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2007:

Range of exercise prices	Number of options outstanding	Weighted-average remaining contractual life
	(in millions)
$22.33 - $32.80	1.4	4
$32.81 - $43.27	3.7	7
$43.28 - $53.75	1.9	8
$53.76 - $64.22	1.8	9

$22.33 - $64.22	8.8	7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Stock-Based Compensation Plans — (continued)

        The weighted-average remaining contractual lives for stock options exercisable is approximately 6 years as of December 31, 2007.

        The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options
	2007	2006	2005
Expected volatility	23.6%	16.2%	19.1%

Expected term (in years)	6	6	6

Risk-free interest rate	4.6%	4.6%	4.1%

Dividend yield	1.28%	1.32%	1.41%

Weighted average estimated fair value	$17.98	$11.41	$9.18

        We previously determined expected volatility for stock options granted based on, among other factors, historical volatility using monthly price observations. Beginning with stock options granted in 2007, we determine expected volatility based on, among other factors, historical volatility using daily price observations. We believe that daily price observations provide a better estimate of expected fluctuations in our stock price over the expected term of stock options granted. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on the simplified method as described by the SEC. We do not believe we have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our stock has been publicly traded. We expect to use historical exercise and employee termination data to develop our expected term as soon as sufficient data becomes available. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The dividend yield is based on historical dividend distributions compared to the closing price of our common shares on the grant date.

        As of December 31, 2007, there were $14.4 million of total unrecognized compensations costs related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.9 years.

        Cash received from stock options exercised under these share-based payment arrangements during 2007 and 2006 was $41.9 million and $37.7 million, respectively. The actual tax benefits realized for the tax deductions for option exercise of the share-based payment arrangements during 2007 and 2006 was $12.0 million and $12.7 million, respectively.

Performance Share Awards

        Beginning in 2006, we granted performance share awards to certain employees under the 2005 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of an approved retirement) and our performance against three-year goals set at the beginning of the performance period. A return on equity objective and an earnings per share objective must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards. Total performance share awards granted were 0.3 million and 0.4 million in 2007 and 2006, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Stock-Based Compensation Plans — (continued)

        The following is a summary of activity for the nonvested performance share awards for the year ended December 31, 2007:

	Number of performance share awards	Weighted-average grant-date fair value
	(in millions)
Nonvested performance share awards at January 1, 2007	0.4	$49.40
Granted	0.3	62.73
Vested	—	—
Forfeited	—	—

Nonvested performance share awards at December 31, 2007	0.7	$55.41

        Performance share awards above represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 200% of the initial target awards.

        The fair value of performance share awards is determined based on the closing stock price of our shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2007 and 2006 were $62.73 and $49.40, respectively.

        As of December 31, 2007, there were $15.1 million of total unrecognized compensation costs related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.6 years.

        Because no performance share awards vested or were paid out, the intrinsic value of performance share awards vested and the actual tax benefits realized for tax deductions for performance share award payouts were $0.0 million in 2007 and 2006.

Restricted Stock Units

        We issue restricted stock units under the 2005 Stock Incentive Plan, 2005 Directors Stock Plan, Stock Incentive Plan, and Directors Stock Plan. Restricted stock units are treated as an equity award. There is no maximum contractual term on these awards. In 2007, 2006, and 2005, 0.4 million, 0.2 million and 0.4 million restricted stock units were granted, respectively.

        Restricted stock units were issued to certain employees and agents pursuant to the Stock Incentive Plan and 2005 Stock Incentive Plan. Under these plans, awards have a graded or cliff vesting over a three-year service period. When service for PFG ceases (except in the case of an approved retirement), all vesting stops and unvested units are forfeited.

        Beginning in 2005, pursuant to the 2005 Directors Stock Plan, restricted stock units are now granted to each non-employee director in office immediately following each annual meeting of stockholders and to each person who becomes a member of the Board other than on the date of the annual meeting of stockholders. Prior to this time, awards of restricted stock units were granted pursuant to the Directors Stock Plan on the date of each Board member's election or re-election date. Under the 2005 Directors Stock Plan, awards are granted on an annual basis and cliff vest after a one-year service period. Awards under the prior plan had graded vesting over a three-year service period and are fully vested. When service to PFG ceases, all vesting stops and unvested units are forfeited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Stock-Based Compensation Plans — (continued)

        The following is a summary of activity for the nonvested restricted stock units in 2007:

	Number of restricted stock units	Weighted-average grant-date fair value
	(in millions)
Nonvested restricted stock units at January 1, 2007	0.8	$41.47
Granted	0.4	61.38
Vested	0.4	39.90
Forfeited	—	—

Nonvested restricted stock units at December 31, 2007	0.8	$51.11

        The total intrinsic value of restricted stock units vested was $24.2 million, $16.7 million and $1.3 million during 2007, 2006, and 2005, respectively.

        The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2007, 2006, and 2005 was $61.38, $50.42 and $39.55, respectively.

        As of December 31, 2007, there were $13.5 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

        The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2007 and 2006 was $6.5 million and $5.4 million, respectively.

Employee Stock Purchase Plan

        Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a quarterly basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares' fair market value as of the beginning or end of the quarter, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.6 million, 0.7 million and 0.7 million shares during 2007, 2006, and 2005, respectively.

        We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the quarter of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $10.45, $10.39 and $8.00 during 2007, 2006, and 2005, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $6.5 million, $6.9 million and $5.8 million during 2007, 2006, and 2005, respectively.

        Cash received from shares issued under these share-based payment arrangements for 2007 and 2006 was $31.7 million and $28.5 million, respectively. The actual tax benefits realized for the tax deductions for the settlement of the share-based payment arrangements for 2007 and 2006 was $1.0 million and $0.8 million, respectively.

        The maximum number of shares of common stock that we may issue under the Employee Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the Initial Public Offering. As of December 31, 2007, a total of 2.7 million of new shares are available to be made issuable by us for this plan.

Long-Term Performance Plan

        We also maintain the Long-Term Performance Plan, which provides the opportunity for eligible executives to receive additional awards if specified minimum corporate performance objectives are achieved over a three-year period. This plan utilizes stock as an option for payment and is treated as a liability award during vesting and a liability award or equity award subsequent to vesting, based on the participant payment election. Effective with stockholder approval of the 2005 Stock Incentive Plan, no further grants will be made under the Long-Term Performance Plan, and any future awards paid under the Long-Term Performance Plan will be issued under the 2005 Stock Incentive Plan. As of December 31, 2005, all awards under this plan were fully vested and no awards were granted under this plan in 2007, 2006 or 2005. There is no maximum contractual term on these awards.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Stock-Based Compensation Plans — (continued)

        The fair value of Long-Term Performance Plan liability units is determined as of each reporting period based on the Black-Scholes option pricing model that uses the assumptions noted in the following table:

	For the year ended December 31,
Long-Term Performance Plan
	2007	2006
Expected volatility	25.2%	11.2%

Expected term (in years)	2	2

Risk-free interest rate	3.2%	4.8%

Dividend yield	—%	—%

        The amount of cash used to settle Long-Term Performance Plan units granted was $2.9 million and $10.8 million for 2007 and 2006, respectively. The total intrinsic value of Long-Term Performance Plan units settled was $3.0 million, $11.2 million and $6.5 million during 2007, 2006, and 2005, respectively.

21. Earnings Per Common Share

        The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For the year ended December 31,
	2007	2006	2005
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$840.1	$1,035.4	$890.2
Subtract:
Preferred stock dividends	33.0	33.0	17.7

Income from continuing operations available to common stockholders, net of related income taxes	$807.1	$1,002.4	$872.5

Weighted-average shares outstanding:
Basic	265.4	272.9	287.9
Dilutive effects:
Stock options	2.3	2.0	1.4
Long term performance plan	—	—	0.2
Restricted stock units	0.4	0.6	0.4

Diluted	268.1	275.5	289.9

Income from continuing operations per common share:
Basic	$3.04	$3.67	$3.03

Diluted	$3.01	$3.64	$3.01

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22. Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations for 2007 and 2006:

	For the three months ended
	December 31	September 30	June 30	March 31
	(in millions, except per share data)
2007
Total revenues	$2,564.1	$2,849.6	$2,831.8	$2,661.0
Total expenses	2,594.5	2,518.0	2,419.1	2,326.7
Income from continuing operations, net of related income taxes	21.8	240.7	312.3	265.3
Income (loss) from discontinued operations, net of related income taxes	20.6	(0.2)	(0.2)	—
Preferred stock dividends	8.3	8.2	8.3	8.2
Net income available to common stockholders	34.1	232.3	303.8	257.1
Basic earnings per common share for income from continuing operations, net of related income taxes	0.05	0.88	1.14	0.96
Basic earnings per common share for net income available to common stockholders	0.13	0.88	1.14	0.96
Diluted earnings per common share for income from continuing operations, net of related income taxes	0.05	0.87	1.12	0.95
Diluted earnings per common share for net income available to common stockholders	0.13	0.87	1.12	0.95
2006
Total revenues	$2,559.6	$2,451.1	$2,459.9	$2,402.5
Total expenses	2,231.0	2,118.7	2,163.2	2,028.9
Income from continuing operations, net of related income taxes	262.4	260.0	219.1	293.9
Income (loss) from discontinued operations, net of related income taxes	30.0	(0.8)	(0.3)	—
Preferred stock dividends	8.3	8.2	8.3	8.2
Net income available to common stockholders	284.1	251.0	210.5	285.7
Basic earnings per common share for income from continuing operations, net of related income taxes	0.94	0.93	0.77	1.02
Basic earnings per common share for net income available to common stockholders	1.05	0.93	0.77	1.02
Diluted earnings per share for income from continuing operations, net of related income taxes	0.93	0.92	0.76	1.01
Diluted earnings per common share for net income available to common stockholders	1.04	0.92	0.76	1.01

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

        We received a subpoena on March 31, 2005 from the Attorney General of West Virginia for documents and other information relating to funding agreement-backed securities, special purpose vehicles related to funding agreement-backed securities, and related subjects. A response has been sent. We understand that other U.S.-based life insurers that have funding agreement-backed note programs such as our ongoing programs have received similar subpoenas from the Attorney General of West Virginia. Other than the subpoena, we have received no notification of any pending or threatened investigation or other proceeding by West Virginia governmental authorities involving funding agreement-backed securities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

        The following tables set forth condensed consolidating financial information of Principal Life and Principal Financial Group, Inc. as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005.

Condensed Consolidating Statements of Financial Position
December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$42,178.6	$5,288.6	$(728.3)	$46,738.9
Fixed maturities, trading	—	267.4	261.9	—	529.3
Equity securities, available-for-sale	—	305.0	11.4	—	316.4
Equity securities, trading	—	—	269.8	—	269.8
Mortgage loans	—	10,284.2	2,693.1	(317.7)	12,659.6
Real estate	—	10.9	851.6	—	862.5
Policy loans	—	853.7	16.2	—	869.9
Investment in unconsolidated entities	8,031.2	703.1	3,861.1	(12,104.7)	490.7
Other investments	—	3,559.5	464.7	(2,396.3)	1,627.9
Cash and cash equivalents	(3.2)	927.8	536.4	(116.6)	1,344.4
Accrued investment income	—	722.9	59.2	(8.0)	774.1
Premiums due and other receivables	0.9	696.8	267.2	(13.7)	951.2
Deferred policy acquisition costs	—	2,626.7	183.4	—	2,810.1
Property and equipment	—	421.6	47.4	—	469.0
Goodwill	—	94.6	280.1	—	374.7
Other intangibles	—	38.3	968.6	—	1,006.9
Separate account assets	—	75,743.3	4,743.5	—	80,486.8
Other assets	6.3	1,371.2	395.3	165.2	1,938.0

Total assets	$8,035.2	$140,805.6	$21,199.5	$(15,520.1)	$154,520.2

Liabilities
Contractholder funds	$—	$40,511.7	$21.4	$(244.2)	$40,288.9
Future policy benefits and claims	—	15,626.4	2,834.2	(5.9)	18,454.7
Other policyholder funds	—	526.0	14.5	—	540.5
Short-term debt	—	—	371.9	(81.1)	290.8
Long-term debt	601.8	99.5	1,320.8	(623.3)	1,398.8
Income taxes currently payable	(7.0)	(255.0)	38.9	264.7	41.6
Deferred income taxes	(6.2)	253.1	340.3	(10.9)	576.3
Separate account liabilities	—	75,743.3	4,743.5	—	80,486.8
Other liabilities	24.9	1,823.9	3,482.8	(311.5)	5,020.1

Total liabilities	613.5	134,328.9	13,168.3	(1,012.2)	147,098.5
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	2.5	—	(2.5)	3.9
Additional paid-in capital	8,295.4	5,595.9	7,760.7	(13,356.6)	8,295.4
Retained earnings (deficit)	3,414.3	760.8	(156.7)	(604.1)	3,414.3
Accumulated other comprehensive income	420.2	117.5	427.2	(544.7)	420.2
Treasury stock, at cost	(4,712.2)	—	—	—	(4,712.2)

Total stockholders' equity	7,421.7	6,476.7	8,031.2	(14,507.9)	7,421.7

Total liabilities and stockholders' equity	$8,035.2	$140,805.6	$21,199.5	$(15,520.1)	$154,520.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$40,330.8	$4,858.5	$(785.8)	$44,403.5
Fixed maturities, trading	—	90.4	233.0	—	323.4
Equity securities, available-for-sale	—	640.7	25.9	—	666.6
Equity securities, trading	—	10.2	170.8	—	181.0
Mortgage loans	—	9,661.6	2,237.7	(235.4)	11,663.9
Real estate	—	308.7	504.9	—	813.6
Policy loans	—	850.7	—	—	850.7
Investment in unconsolidated entities	8,191.4	235.0	4,480.5	(12,608.8)	298.1
Other investments	3.6	3,057.1	235.5	(2,183.6)	1,112.6
Cash and cash equivalents	30.9	1,399.8	261.8	(101.0)	1,591.5
Accrued investment income	—	677.0	50.1	(5.1)	722.0
Premiums due and other receivables	—	857.7	512.8	(118.2)	1,252.3
Deferred policy acquisition costs	—	2,265.9	153.0	—	2,418.9
Property and equipment	—	394.2	28.3	—	422.5
Goodwill	—	77.2	284.7	—	361.9
Other intangibles	—	38.4	942.6	—	981.0
Separate account assets	—	69,451.7	4,327.9	—	73,779.6
Assets of discontinued operations	—	—	54.2	—	54.2
Other assets	256.1	1,327.0	382.9	(205.2)	1,760.8

Total assets	$8,482.0	$131,674.1	$19,745.1	$(16,243.1)	$143,658.1

Liabilities
Contractholder funds	$—	$37,001.4	$16.3	$(218.7)	$36,799.0
Future policy benefits and claims	—	15,005.3	2,328.4	(1.1)	17,332.6
Other policyholder funds	—	613.0	6.4	—	619.4
Short-term debt	—	—	199.1	(115.0)	84.1
Long-term debt	601.9	143.9	1,301.6	(536.1)	1,511.3
Income taxes currently payable	(1.2)	(270.7)	23.3	252.8	4.2
Deferred income taxes	1.1	629.5	292.1	(5.5)	917.2
Separate account liabilities	—	69,451.7	4,327.9	—	73,779.6
Liabilities of discontinued operations	—	—	51.8	(8.8)	43.0
Other liabilities	19.4	2,298.7	3,006.8	(618.0)	4,706.9

Total liabilities	621.2	124,872.8	11,553.7	(1,250.4)	135,797.3
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	8,141.8	5,515.3	7,688.1	(13,203.4)	8,141.8
Retained earnings (deficit)	2,824.1	670.9	(339.5)	(331.4)	2,824.1
Accumulated other comprehensive income	846.9	612.6	842.8	(1,455.4)	846.9
Treasury stock, at cost	(3,955.9)	—	—	—	(3,955.9)

Total stockholders' equity	7,860.8	6,801.3	8,191.4	(14,992.7)	7,860.8

Total liabilities and stockholders' equity	$8,482.0	$131,674.1	$19,745.1	$(16,243.1)	$143,658.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$4,360.6	$273.5	$—	$4,634.1
Fees and other revenues	—	1,610.3	1,443.1	(418.7)	2,634.7
Net investment income	6.8	3,300.2	686.1	(26.6)	3,966.5
Net realized/unrealized capital gains (losses)	—	(390.8)	46.5	15.5	(328.8)

Total revenues	6.8	8,880.3	2,449.2	(429.8)	10,906.5
Expenses
Benefits, claims, and settlement expenses	—	5,911.9	539.4	(16.0)	6,435.3
Dividends to policyholders	—	293.8	—	—	293.8
Operating expenses	48.2	2,113.9	1,340.2	(373.1)	3,129.2

Total expenses	48.2	8,319.6	1,879.6	(389.1)	9,858.3

Income (loss) from continuing operations before income taxes	(41.4)	560.7	569.6	(40.7)	1,048.2
Income taxes (benefits)	(17.4)	116.4	114.0	(4.9)	208.1
Equity in the net income of subsidiaries, excluding discontinued operations	864.1	296.8	408.5	(1,569.4)	—

Income from continuing operations, net of related income taxes	840.1	741.1	864.1	(1,605.2)	840.1
Income from discontinued operations, net of related income taxes	20.2	—	20.2	(20.2)	20.2

Net income	860.3	741.1	884.3	(1,625.4)	860.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$827.3	$741.1	$884.3	$(1,625.4)	$827.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$4,043.9	$261.4	$—	$4,305.3
Fees and other revenues	—	1,316.9	965.7	(380.1)	1,902.5
Net investment income	11.9	3,124.6	507.6	(23.5)	3,620.6
Net realized/unrealized capital gains (losses)	—	(84.0)	134.3	(5.6)	44.7

Total revenues	11.9	8,401.4	1,869.0	(409.2)	9,873.1
Expenses
Benefits, claims, and settlement expenses	—	5,298.4	409.4	(15.4)	5,692.4
Dividends to policyholders	—	290.7	—	—	290.7
Operating expenses	18.2	1,932.9	937.7	(330.1)	2,558.7

Total expenses	18.2	7,522.0	1,347.1	(345.5)	8,541.8

Income (loss) from continuing operations before income taxes	(6.3)	879.4	521.9	(63.7)	1,331.3
Income taxes (benefits)	(2.2)	203.0	93.0	2.1	295.9
Equity in the net income of subsidiaries, excluding discontinued operations	1,039.5	270.6	610.6	(1,920.7)	—

Income from continuing operations, net of related income taxes	1,035.4	947.0	1,039.5	(1,986.5)	1,035.4
Income from discontinued operations, net of related income taxes	28.9	30.6	28.9	(59.5)	28.9

Net income	1,064.3	977.6	1,068.4	(2,046.0)	1,064.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$1,031.3	$977.6	$1,068.4	$(2,046.0)	$1,031.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,705.7	$269.3	$—	$3,975.0
Fees and other revenues	—	1,198.8	786.3	(267.3)	1,717.8
Net investment income	2.3	3,009.8	342.2	3.7	3,358.0
Net realized/unrealized capital gains (losses)	—	(34.5)	33.3	(10.0)	(11.2)

Total revenues	2.3	7,879.8	1,431.1	(273.6)	9,039.6
Expenses
Benefits, claims, and settlement expenses	—	4,874.5	419.4	(11.0)	5,282.9
Dividends to policyholders	—	293.0	—	—	293.0
Operating expenses	10.6	1,787.8	774.8	(231.1)	2,342.1

Total expenses	10.6	6,955.3	1,194.2	(242.1)	7,918.0

Income (loss) from continuing operations before income taxes	(8.3)	924.5	236.9	(31.5)	1,121.6
Income taxes (benefits)	(3.8)	221.4	16.4	(2.6)	231.4
Equity in the net income of subsidiaries, excluding discontinued operations	894.7	104.9	673.7	(1,673.3)	—

Income from continuing operations, net of related income taxes	890.2	808.0	894.2	(1,702.2)	890.2
Income from discontinued operations, net of related income taxes	28.8	24.2	29.3	(53.5)	28.8

Net income	919.0	832.2	923.5	(1,755.7)	919.0
Preferred stock dividends	17.7	—	—	—	17.7

Net income available to common stockholders	$901.3	$832.2	$923.5	$(1,755.7)	$901.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(30.8)	$2,105.2	$1,139.9	$(254.3)	$2,960.0
Investing activities
Available-for-sale securities:
Purchases	—	(9,833.1)	(705.3)	18.1	(10,520.3)
Sales	—	2,763.6	311.0	(35.0)	3,039.6
Maturities	—	4,149.9	311.7	—	4,461.6
Mortgage loans acquired or originated	—	(2,546.5)	(686.7)	125.2	(3,108.0)
Mortgage loans sold or repaid	—	1,920.2	235.5	(42.9)	2,112.8
Real estate acquired	—	—	(115.2)	—	(115.2)
Real estate sold	—	5.4	47.6	—	53.0
Net purchases of property and equipment	(0.1)	(64.0)	(34.3)	—	(98.4)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(76.1)	—	(76.1)
Dividends received from unconsolidated entities	956.3	115.6	656.4	(1,728.3)	—
Net change in other investments	—	(176.1)	(298.7)	226.6	(248.2)

Net cash provided by (used in) investing activities	$956.2	$(3,665.0)	$(354.1)	$(1,436.3)	$(4,499.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$73.6	$—	$—	$—	$73.6
Acquisition of treasury stock	(756.3)	—	—	—	(756.3)
Proceeds from financing element derivatives	—	128.7	—	—	128.7
Payments for financing element derivatives	—	(137.2)	—	—	(137.2)
Excess tax benefits from share-based payment arrangements	—	7.1	3.1	—	10.2
Dividends to common stockholders	(235.6)	—	—	—	(235.6)
Dividends to preferred stockholders	(41.2)	—	—	—	(41.2)
Issuance of long-term debt	—	1.9	85.5	(87.2)	0.2
Principal repayments of long-term debt	—	—	(115.0)	—	(115.0)
Net proceeds of short-term borrowings	—	—	170.0	33.9	203.9
Dividends paid to parent	—	(656.4)	(1,071.9)	1,728.3	—
Investment contract deposits	—	9,958.9	—	—	9,958.9
Investment contract withdrawals	—	(8,209.9)	—	—	(8,209.9)
Net increase in banking operation deposits	—	—	417.1	—	417.1
Other	—	(5.3)	—	—	(5.3)

Net cash provided by (used in) financing activities	(959.5)	1,087.8	(511.2)	1,675.0	1,292.1
Discontinued operations
Net cash provided by operating activities	—	—	2.5	—	2.5
Net cash used in investing activities	—	—	(1.3)	—	(1.3)
Net cash used in financing activities	—	—	(0.5)	—	(0.5)

Net cash provided by discontinued operations	—	—	0.7	—	0.7

Net increase (decrease) in cash and cash equivalents	(34.1)	(472.0)	275.3	(15.6)	(246.4)
Cash and cash equivalents at beginning of year	30.9	1,399.8	261.1	(101.0)	1,590.8

Cash and cash equivalents at end of year	$(3.2)	$927.8	$536.4	$(116.6)	$1,344.4

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$—	$(0.7)	$—	$(0.7)
At end of year	$—	$—	$—	$—	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$7.2	$2,001.8	$112.3	$154.2	$2,275.5
Investing activities
Available-for-sale securities:
Purchases	—	(6,585.5)	(1,203.7)	23.8	(7,765.4)
Sales	—	1,075.6	363.3	—	1,438.9
Maturities	—	3,406.8	189.0	—	3,595.8
Mortgage loans acquired or originated	—	(2,198.7)	(455.1)	53.6	(2,600.2)
Mortgage loans sold or repaid	—	1,985.9	265.0	(148.3)	2,102.6
Real estate acquired	—	(12.4)	(14.2)	—	(26.6)
Real estate sold	—	142.9	31.2	—	174.1
Net purchases of property and equipment	—	(31.3)	(19.2)	—	(50.5)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(769.2)	—	(769.2)
Dividends received from (contributions to) unconsolidated entities	331.1	(511.9)	1,182.3	(1,001.5)	—
Net change in other investments	—	(7.1)	(92.7)	89.9	(9.9)

Net cash provided by (used in) investing activities	$331.1	$(2,735.7)	$(523.3)	$(982.5)	$(3,910.4)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$66.2	$—	$—	$—	$66.2
Acquisition of treasury stock	(755.8)	—	—	—	(755.8)
Proceeds from financing element derivatives	—	132.1	—	—	132.1
Payments for financing element derivatives	—	(141.0)	—	—	(141.0)
Excess tax benefits from share-based payment arrangements	—	6.0	2.4	—	8.4
Dividends to common stockholders	(214.7)	—	—	—	(214.7)
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	600.0	6.4	85.0	(89.7)	601.7
Principal repayments of long-term debt	—	(13.7)	(6.7)	—	(20.4)
Net repayments of short-term borrowings	—	—	(390.5)	—	(390.5)
Capital received from (dividends paid to) parent	—	(1,182.3)	180.8	1,001.5	—
Investment contract deposits	—	8,925.7	—	—	8,925.7
Investment contract withdrawals	—	(6,859.4)	—	—	(6,859.4)
Net increase in banking operation deposits	—	—	258.9	—	258.9

Net cash provided by (used in) financing activities	(329.0)	873.8	129.9	911.8	1,586.5
Discontinued operations
Net cash provided by (used in) operating activities	—	(1.1)	3.0	—	1.9
Net cash used in investing activities	—	(0.9)	(2.5)	—	(3.4)
Net cash used in financing activities	—	—	(0.6)	—	(0.6)

Net cash used in discontinued operations	—	(2.0)	(0.1)	—	(2.1)

Net increase (decrease) in cash and cash equivalents	9.3	137.9	(281.2)	83.5	(50.5)
Cash and cash equivalents at beginning of year	21.6	1,261.9	542.3	(184.5)	1,641.3

Cash and cash equivalents at end of year	$30.9	$1,399.8	$261.1	$(101.0)	$1,590.8

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$2.0	$(0.6)	$—	$1.4
At end of year	$—	$—	$(0.7)	$—	$(0.7)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(4.5)	$1,797.8	$440.9	$(108.9)	$2,125.3
Investing activities
Available-for-sale securities:
Purchases	—	(7,218.1)	(1,892.8)	155.8	(8,955.1)
Sales	—	2,443.2	857.3	—	3,300.5
Maturities	—	3,688.3	214.9	—	3,903.2
Mortgage loans acquired or originated	—	(2,112.2)	(533.0)	159.7	(2,485.5)
Mortgage loans sold or repaid	—	2,475.9	359.6	(131.0)	2,704.5
Real estate acquired	—	(27.4)	(62.8)	—	(90.2)
Real estate sold	—	249.5	70.3	—	319.8
Net purchases of property and equipment	—	(34.6)	(9.8)	—	(44.4)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(58.1)	—	(58.1)
Dividends received from (contributions to) unconsolidated entities	501.1	(787.3)	166.1	120.1	—
Net change in other investments	—	44.6	(93.7)	(27.3)	(76.4)

Net cash provided by (used in) investing activities	$501.1	$(1,278.1)	$(982.0)	$277.3	$(1,481.7)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. Other and Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$59.9	$—	$—	$—	$59.9
Issuance of preferred stock	542.0	—	—	—	542.0
Accelerated stock repurchase settlement	(84.0)	—	—	—	(84.0)
Acquisition of treasury stock	(868.4)	—	—	—	(868.4)
Proceeds from financing element derivatives	—	168.4	—	—	168.4
Payments for financing element derivatives	—	(123.2)	—	—	(123.2)
Dividends to common stockholders	(182.2)	—	—	—	(182.2)
Dividends to preferred stockholders	(17.7)	—	—	—	(17.7)
Issuance of long-term debt	—	52.3	258.8	(173.6)	137.5
Principal repayments of long-term debt	—	(7.3)	(64.8)	—	(72.1)
Net proceeds of short-term borrowings	—	40.7	152.9	5.5	199.1
Capital received from (dividends paid to) parent	—	(166.1)	286.2	(120.1)	—
Investment contract deposits	—	7,250.0	—	—	7,250.0
Investment contract withdrawals	—	(6,504.5)	—	—	(6,504.5)
Net increase in banking operation deposits	—	—	41.9	—	41.9

Net cash provided by (used in) financing activities	(550.4)	710.3	675.0	(288.2)	546.7
Discontinued operations
Net cash provided by operating activities	—	125.1	0.9	—	126.0
Net cash used in investing activities	—	(125.0)	(2.0)	—	(127.0)
Net cash used in financing activities	—	—	(0.5)	—	(0.5)

Net cash provided by (used in) discontinued operations	—	0.1	(1.6)	—	(1.5)

Net increase (decrease) in cash and cash equivalents	(53.8)	1,230.1	132.3	(119.8)	1,188.8
Cash and cash equivalents at beginning of year	75.4	31.8	410.0	(64.7)	452.5

Cash and cash equivalents at end of year	$21.6	$1,261.9	$542.3	$(184.5)	$1,641.3

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$1.9	$1.0	$—	$2.9
At end of year	$—	$2.0	$(0.6)	$—	$1.4
Schedule of noncash transactions
Tax benefits related to demutualization	$—	$163.8	$—	$—	$163.8

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

        The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and Principal Financial Group, Inc. as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005.

Condensed Consolidating Statements of Financial Position
December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$46,738.9	$—	$46,738.9
Fixed maturities, trading	—	—	529.3	—	529.3
Equity securities, available-for-sale	—	—	316.4	—	316.4
Equity securities, trading	—	—	269.8	—	269.8
Mortgage loans	—	—	12,659.6	—	12,659.6
Real estate	—	—	862.5	—	862.5
Policy loans	—	—	869.9	—	869.9
Investment in unconsolidated entities	8,031.2	8,713.7	490.7	(16,744.9)	490.7
Other investments	—	41.9	1,595.1	(9.1)	1,627.9
Cash and cash equivalents	(3.2)	349.1	1,665.1	(666.6)	1,344.4
Accrued investment income	—	—	774.1	—	774.1
Premiums due and other receivables	0.9	7.7	951.8	(9.2)	951.2
Deferred policy acquisition costs	—	—	2,810.1	—	2,810.1
Property and equipment	—	—	469.0	—	469.0
Goodwill	—	—	374.7	—	374.7
Other intangibles	—	—	1,006.9	—	1,006.9
Separate account assets	—	—	80,486.8	—	80,486.8
Other assets	6.3	9.0	1,897.5	25.2	1,938.0

Total assets	$8,035.2	$9,121.4	$154,768.2	$(17,404.6)	$154,520.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position (continued)
December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Liabilities
Contractholder funds	$—	$—	$40,288.9	$—	$40,288.9
Future policy benefits and claims	—	—	18,454.7	—	18,454.7
Other policyholder funds	—	—	540.5	—	540.5
Short-term debt	—	233.2	402.1	(344.5)	290.8
Long-term debt	601.8	454.7	342.3	—	1,398.8
Income taxes currently payable	(7.0)	(2.4)	12.2	38.8	41.6
Deferred income taxes	(6.2)	17.0	576.3	(10.8)	576.3
Separate account liabilities	—	—	80,486.8	—	80,486.8
Other liabilities	24.9	387.7	4,950.7	(343.2)	5,020.1

Total liabilities	613.5	1,090.2	146,054.5	(659.7)	147,098.5
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	—	17.8	(17.8)	3.9
Additional paid-in capital	8,295.4	7,760.7	7,125.6	(14,886.3)	8,295.4
Retained earnings (deficit)	3,414.3	(156.7)	1,135.0	(978.3)	3,414.3
Accumulated other comprehensive income	420.2	427.2	437.3	(864.5)	420.2
Treasury stock, at cost	(4,712.2)	—	(2.0)	2.0	(4,712.2)

Total stockholders' equity	7,421.7	8,031.2	8,713.7	(16,744.9)	7,421.7

Total liabilities and stockholders' equity	$8,035.2	$9,121.4	$154,768.2	$(17,404.6)	$154,520.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$14.1	$44,389.4	$—	$44,403.5
Fixed maturities, trading	—	1.2	322.2	—	323.4
Equity securities, available-for-sale	—	0.9	665.7	—	666.6
Equity securities, trading	—	1.3	179.7	—	181.0
Mortgage loans	—	—	11,663.9	—	11,663.9
Real estate	—	—	813.6	—	813.6
Policy loans	—	—	850.7	—	850.7
Investment in unconsolidated entities	8,191.4	8,701.7	298.1	(16,893.1)	298.1
Other investments	3.6	4.4	1,109.0	(4.4)	1,112.6
Cash and cash equivalents	30.9	129.2	2,032.0	(600.6)	1,591.5
Accrued investment income	—	0.3	721.7	—	722.0
Premiums due and other receivables	—	353.5	898.8	—	1,252.3
Deferred policy acquisition costs	—	—	2,418.9	—	2,418.9
Property and equipment	—	—	422.5	—	422.5
Goodwill	—	—	361.9	—	361.9
Other intangibles	—	—	981.0	—	981.0
Separate account assets	—	—	73,779.6	—	73,779.6
Assets of discontinued operations	—	—	54.2	—	54.2
Other assets	256.1	9.2	1,749.3	(253.8)	1,760.8

Total assets	$8,482.0	$9,215.8	$143,712.2	$(17,751.9)	$143,658.1

Liabilities
Contractholder funds	$—	$—	$36,799.0	$—	$36,799.0
Future policy benefits and claims	—	—	17,332.6	—	17,332.6
Other policyholder funds	—	—	619.4	—	619.4
Short-term debt	—	—	435.3	(351.2)	84.1
Long-term debt	601.9	464.5	444.9	—	1,511.3
Income taxes currently payable	(1.2)	(2.0)	2.4	5.0	4.2
Deferred income taxes	1.1	12.3	909.7	(5.9)	917.2
Separate account liabilities	—	—	73,779.6	—	73,779.6
Liabilities of discontinued operations	—	—	43.0	—	43.0
Other liabilities	19.4	549.6	4,644.6	(506.7)	4,706.9

Total liabilities	621.2	1,024.4	135,010.5	(858.8)	135,797.3
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	—	17.1	(17.1)	3.8
Additional paid-in capital	8,141.8	7,688.2	6,918.2	(14,606.4)	8,141.8
Retained earnings (deficit)	2,824.1	(339.5)	924.2	(584.7)	2,824.1
Accumulated other comprehensive income	846.9	842.7	844.2	(1,686.9)	846.9
Treasury stock, at cost	(3,955.9)	—	(2.0)	2.0	(3,955.9)

Total stockholders' equity	7,860.8	8,191.4	8,701.7	(16,893.1)	7,860.8

Total liabilities and stockholders' equity	$8,482.0	$9,215.8	$143,712.2	$(17,751.9)	$143,658.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$4,634.1	$—	$4,634.1
Fees and other revenues	—	—	2,647.1	(12.4)	2,634.7
Net investment income	6.8	1.8	3,957.6	0.3	3,966.5
Net realized/unrealized capital gains (losses)	—	4.9	(333.8)	0.1	(328.8)

Total revenues	6.8	6.7	10,905.0	(12.0)	10,906.5
Expenses
Benefits, claims, and settlement expenses	—	—	6,435.3	—	6,435.3
Dividends to policyholders	—	—	293.8	—	293.8
Operating expenses	48.2	40.6	3,052.4	(12.0)	3,129.2

Total expenses	48.2	40.6	9,781.5	(12.0)	9,858.3

Income (loss) from continuing operations before income taxes	(41.4)	(33.9)	1,123.5	—	1,048.2
Income taxes (benefits)	(17.4)	(10.0)	235.5	—	208.1
Equity in the net income of subsidiaries, excluding discontinued operations	864.1	888.0	—	(1,752.1)	—

Income from continuing operations, net of related income taxes	840.1	864.1	888.0	(1,752.1)	840.1
Income from discontinued operations, net of related income taxes	20.2	20.2	20.2	(40.4)	20.2

Net income	860.3	884.3	908.2	(1,792.5)	860.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$827.3	$884.3	$908.2	$(1,792.5)	$827.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$4,305.3	$—	$4,305.3
Fees and other revenues	—	—	1,905.8	(3.3)	1,902.5
Net investment income	11.9	12.5	3,596.1	0.1	3,620.6
Net realized/unrealized capital gains (losses)	—	(0.6)	45.3	—	44.7

Total revenues	11.9	11.9	9,852.5	(3.2)	9,873.1
Expenses
Benefits, claims, and settlement expenses	—	—	5,692.4	—	5,692.4
Dividends to policyholders	—	—	290.7	—	290.7
Operating expenses	18.2	42.9	2,500.8	(3.2)	2,558.7

Total expenses	18.2	42.9	8,483.9	(3.2)	8,541.8

Income (loss) from continuing operations before income taxes	(6.3)	(31.0)	1,368.6	—	1,331.3
Income taxes (benefits)	(2.2)	(10.4)	308.5	—	295.9
Equity in the net income of subsidiaries, excluding discontinued operations	1,039.5	1,060.1	—	(2,099.6)	—

Income from continuing operations, net of related income taxes	1,035.4	1,039.5	1,060.1	(2,099.6)	1,035.4
Income from discontinued operations, net of related income taxes	28.9	28.9	28.9	(57.8)	28.9

Net income	1,064.3	1,068.4	1,089.0	(2,157.4)	1,064.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$1,031.3	$1,068.4	$1,089.0	$(2,157.4)	$1,031.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,975.0	$—	$3,975.0
Fees and other revenues	—	—	1,717.9	(0.1)	1,717.8
Net investment income	2.3	7.3	3,348.4	—	3,358.0
Net realized/unrealized capital losses	—	(1.1)	(10.1)	—	(11.2)

Total revenues	2.3	6.2	9,031.2	(0.1)	9,039.6
Expenses
Benefits, claims, and settlement expenses	—	—	5,282.9	—	5,282.9
Dividends to policyholders	—	—	293.0	—	293.0
Operating expenses	10.6	39.2	2,292.5	(0.2)	2,342.1

Total expenses	10.6	39.2	7,868.4	(0.2)	7,918.0

Income (loss) from continuing operations before income taxes	(8.3)	(33.0)	1,162.8	0.1	1,121.6
Income taxes (benefits)	(3.8)	(15.7)	250.9	—	231.4
Equity in the net income of subsidiaries, excluding discontinued operations	894.7	911.9	—	(1,806.6)	—

Income from continuing operations, net of related income taxes	890.2	894.6	911.9	(1,806.5)	890.2
Income from discontinued operations, net of related income taxes	28.8	28.8	20.3	(49.1)	28.8

Net income	919.0	923.4	932.2	(1,855.6)	919.0
Preferred stock dividends	17.7	—	—	—	17.7

Net income available to common stockholders	$901.3	$923.4	$932.2	$(1,855.6)	$901.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(30.8)	$403.6	$2,638.4	$(51.2)	$2,960.0
Investing activities
Available-for-sale securities:
Purchases	—	(0.2)	(10,520.1)	—	(10,520.3)
Sales	—	13.4	3,026.2	—	3,039.6
Maturities	—	—	4,461.6	—	4,461.6
Mortgage loans acquired or originated	—	—	(3,108.0)	—	(3,108.0)
Mortgage loans sold or repaid	—	—	2,112.8	—	2,112.8
Real estate acquired	—	—	(115.2)	—	(115.2)
Real estate sold	—	—	53.0	—	53.0
Net purchases of property and equipment	(0.1)	—	(98.3)	—	(98.4)
Purchases of interest in subsidiaries, net of cash acquired	—	(75.0)	(1.1)	—	(76.1)
Dividends received from unconsolidated entities	956.3	622.2	—	(1,578.5)	—
Net change in other investments	—	(10.9)	(215.7)	(21.6)	(248.2)

Net cash provided by (used in) investing activities	$956.2	$549.5	$(4,404.8)	$(1,600.1)	$(4,499.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$73.6	$—	$—	$—	$73.6
Acquisition of treasury stock	(756.3)	—	—	—	(756.3)
Proceeds from financing element derivatives	—	—	128.7	—	128.7
Payments for financing element derivatives	—	—	(137.2)	—	(137.2)
Excess tax benefits from share-based payment arrangements	—	—	10.2	—	10.2
Dividends to common stockholders	(235.6)	—	—	—	(235.6)
Dividends to preferred stockholders	(41.2)	—	—	—	(41.2)
Issuance of long-term debt	—	—	0.2	—	0.2
Principal repayments of long-term debt	—	(10.5)	(104.5)	—	(115.0)
Net proceeds (repayments) of short-term borrowings	—	233.6	(36.5)	6.8	203.9
Dividends paid to parent	—	(956.3)	(622.2)	1,578.5	—
Investment contract deposits	—	—	9,958.9	—	9,958.9
Investment contract withdrawals	—	—	(8,209.9)	—	(8,209.9)
Net increase in banking operation deposits	—	—	417.1	—	417.1
Other	—	—	(5.3)	—	(5.3)

Net cash provided by (used in) financing activities	(959.5)	(733.2)	1,399.5	1,585.3	1,292.1
Discontinued operations
Net cash provided by operating activities	—	—	2.5	—	2.5
Net cash used in investing activities	—	—	(1.3)	—	(1.3)
Net cash used in financing activities	—	—	(0.5)	—	(0.5)

Net cash provided by discontinued operations	—	—	0.7	—	0.7

Net increase (decrease) in cash and cash equivalents	(34.1)	219.9	(366.2)	(66.0)	(246.4)
Cash and cash equivalents at beginning of year	30.9	129.2	2,031.3	(600.6)	1,590.8

Cash and cash equivalents at end of year	$(3.2)	$349.1	$1,665.1	$(666.6)	$1,344.4

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$—	$(0.7)	$—	$(0.7)
At end of year	$—	$—	$—	$—	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$7.2	$(377.7)	$2,618.1	$27.9	$2,275.5
Investing activities
Available-for-sale securities:
Purchases	—	(2.3)	(7,763.1)	—	(7,765.4)
Sales	—	3.7	1,435.2	—	1,438.9
Maturities	—	—	3,595.8	—	3,595.8
Mortgage loans acquired or originated	—	—	(2,600.2)	—	(2,600.2)
Mortgage loans sold or repaid	—	—	2,102.6	—	2,102.6
Real estate acquired	—	—	(26.6)	—	(26.6)
Real estate sold	—	—	174.1	—	174.1
Net purchases of property and equipment	—	—	(50.5)	—	(50.5)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(769.2)	—	(769.2)
Dividends received from unconsolidated entities	331.1	456.1	—	(787.2)	—
Net change in other investments	—	29.2	(18.2)	(20.9)	(9.9)

Net cash provided by (used in) investing activities	$331.1	$486.7	$(3,920.1)	$(808.1)	$(3,910.4)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$66.2	$—	$—	$—	$66.2
Acquisition of treasury stock	(755.8)	—	—	—	(755.8)
Proceeds from financing element derivatives	—	—	132.1	—	132.1
Payments for financing element derivatives	—	—	(141.0)	—	(141.0)
Excess tax benefits from share-based payment arrangements	—	—	8.4	—	8.4
Dividends to common stockholders	(214.7)	—	—	—	(214.7)
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	600.0	—	1.7	—	601.7
Principal repayments of long-term debt	—	—	(20.4)	—	(20.4)
Net repayments of short-term borrowings	—	(350.0)	(336.9)	296.4	(390.5)
Dividends paid to parent	—	(331.1)	(456.1)	787.2	—
Investment contract deposits	—	—	8,925.7	—	8,925.7
Investment contract withdrawals	—	—	(6,859.4)	—	(6,859.4)
Net increase in banking operation deposits	—	—	258.9	—	258.9

Net cash provided by (used in) financing activities	(329.0)	(681.1)	1,513.0	1,083.6	1,586.5
Discontinued operations
Net cash provided by operating activities	—	—	1.9	—	1.9
Net cash used in investing activities	—	—	(3.4)	—	(3.4)
Net cash used in financing activities	—	—	(0.6)	—	(0.6)

Net cash used in discontinued operations	—	—	(2.1)	—	(2.1)

Net increase (decrease) in cash and cash equivalents	9.3	(572.1)	208.9	303.4	(50.5)
Cash and cash equivalents at beginning of year	21.6	701.3	1,822.4	(904.0)	1,641.3

Cash and cash equivalents at end of year	$30.9	$129.2	$2,031.3	$(600.6)	$1,590.8

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$—	$1.4	$—	$1.4
At end of year	$—	$—	$(0.7)	$—	$(0.7)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(4.5)	$51.4	$2,188.1	$(109.7)	$2,125.3
Investing activities
Available-for-sale securities:
Purchases	—	(11.2)	(8,943.9)	—	(8,955.1)
Sales	—	8.6	3,291.9	—	3,300.5
Maturities	—	—	3,903.2	—	3,903.2
Mortgage loans acquired or originated	—	—	(2,485.5)	—	(2,485.5)
Mortgage loans sold or repaid	—	—	2,704.5	—	2,704.5
Real estate acquired	—	—	(90.2)	—	(90.2)
Real estate sold	—	—	319.8	—	319.8
Net purchases of property and equipment	—	—	(44.4)	—	(44.4)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(58.1)	—	(58.1)
Dividends received from (contributions to) unconsolidated entities	501.1	318.4	(93.0)	(726.5)	—
Net change in other investments	—	8.3	(87.0)	2.3	(76.4)

Net cash provided by (used in) investing activities	501.1	324.1	(1,582.7)	(724.2)	(1,481.7)
Financing activities
Issuance of common stock	59.9	—	—	—	59.9
Issuance of preferred stock	542.0	—	—	—	542.0
Accelerated stock repurchase settlement	(84.0)	—	—	—	(84.0)
Acquisition of treasury stock	(868.4)	—	—	—	(868.4)
Proceeds from financing element derivatives	—	—	168.4	—	168.4
Payments for financing element derivatives	—	—	(123.2)	—	(123.2)
Dividends to common stockholders	(182.2)	—	—	—	(182.2)
Dividends to preferred stockholders	(17.7)	—	—	—	(17.7)
Issuance of long-term debt	—	—	137.7	(0.2)	137.5
Principal repayments of long-term debt	—	—	(72.1)	—	(72.1)
Net proceeds of short-term borrowings	—	275.0	24.7	(100.6)	199.1
Dividends paid to parent	—	(501.1)	(225.4)	726.5	—
Investment contract deposits	—	—	7,250.0	—	7,250.0
Investment contract withdrawals	—	—	(6,504.5)	—	(6,504.5)
Net increase in banking operation deposits	—	—	41.9	—	41.9

Net cash provided by (used in) financing activities	$(550.4)	$(226.1)	$697.5	$625.7	$546.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Discontinued operations
Net cash provided by operating activities	$—	$—	$126.0	$—	$126.0
Net cash used in investing activities	—	—	(127.0)	—	(127.0)
Net cash used in financing activities	—	—	(0.5)	—	(0.5)

Net cash used in discontinued operations	—	—	(1.5)	—	(1.5)

Net increase (decrease) in cash and cash equivalents	(53.8)	149.4	1,301.4	(208.2)	1,188.8
Cash and cash equivalents at beginning of year	75.4	551.9	521.0	(695.8)	452.5

Cash and cash equivalents at end of year	$21.6	$701.3	$1,822.4	$(904.0)	$1,641.3

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$—	$2.9	$—	$2.9
At end of year	$—	$—	$1.4	$—	$1.4
Schedule of noncash transactions
Tax benefits related to demutualization	$—	$—	$163.8	$—	$163.8

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

        Management of Principal Financial Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of management, including our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2007.

        Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, has issued an attestation report regarding internal control over financial reporting. The attestation report is included in Item 8. "Financial Statements and Supplementary Data."

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

        Our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2007, and have concluded that our disclosure controls and procedures are effective.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2008 annual stockholders meeting (the "Proxy Statement") which will be filed with the SEC on or about April 9, 2008, under the captions, "Election of Directors," "Governance of the Company — Audit Committee," and "Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our Internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

Item 11.    Executive Compensation

        The information called for by Item 11 pertaining to executive compensation is set forth in the Proxy Statement under the captions, "Executive Compensation," and "Human Resources Committee Report," and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by Item 12 pertaining to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the caption, "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Equity Compensation Plan Information

        In general, we have three compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. 2005 Stock Incentive Plan, the Principal Financial Group, Inc. Employee Stock Purchase Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan. As of May 17, 2005 no new grants will be made under the Principal Financial Group, Inc. Stock Incentive Plan, the Principal Financial Group, Inc. Directors Stock Plan or the Principal Financial Group Long-Term Performance Plan. The following table shows the number of shares of Common Stock issuable upon exercise of options outstanding at December 31, 2007, the weighted average exercise price of those options and the number of shares of Common Stock remaining available for future issuance at December 31, 2007, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders (1)	10,421,859	(2)	$43.31	(3)	21,850,522	(4)
Equity compensation plans not approved by our stockholders	-0-		n/a		-0-

(1)
The Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Stock Incentive Plan, the Principal Financial Group Long-Term Performance Plan and the Principal Financial Group, Inc. Directors Stock Plan were each approved by our sole stockholder, Principal Mutual Holding Company, prior to our initial public offering of Common Stock on October 22, 2001. The Principal Financial Group, Inc. 2005 Stock Incentive Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan were each approved by our stockholders on May 17, 2005.

(2)
Includes 8,745,332 options outstanding under the employee stock incentive plans, 99,775 options outstanding under the directors stock plans, 696,291 performance shares under the employee stock incentive plans, 777,384 restricted stock units under the employee stock incentive plans, 15,757 restricted stock units under the directors stock plans, 60,448 units deferred in shares of Common Stock under the Long-Term Performance Plan and 26,872 other stock-based awards under the Directors 2005 Stock Plan for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.

(3)
The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units, units deferred in shares of Common Stock under the Long-Term Performance Plan, or other stock-based awards.

(4)
This number includes 2,700,865 shares remaining for issuance under the Employee Stock Purchase Plan, 18,733,937 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2005 Stock Incentive Plan and 415,720 shares available for issuance in respect of future awards of stock options, restricted stock, restricted stock units and other stock-based awards under the 2005 Directors Stock Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information called for by Item 13 pertaining to certain relationships and related transactions is set forth in the Proxy Statement under the captions, "Governance of the Company — Certain Relationships and Related Transactions," and "Director Independence" is incorporated herein by reference.

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

    3.
    Exhibits — Please refer to the Exhibit Index on page 193.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.
Dated: February 27, 2008	By	/s/ MICHAEL H. GERSIE Michael H. Gersie Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: February 27, 2008

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

Report of Independent Registered Public Accounting Firm on Schedules

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the consolidated financial statements of Principal Financial Group, Inc. ("the Company") as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 19, 2008 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at Item 15.a.2. of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for certain non-monetary exchanges of similar productive assets (primarily real estate) effective July 1, 2005, its pension and other post-retirement benefits effective December 31, 2006, and for the treatment of modifications or exchanges of insurance contracts and income tax contingencies effective January 1, 2007.

                        /s/ Ernst & Young LLP

Des Moines, Iowa
February 19, 2008

Schedule I — Summary of Investments — Other Than Investments in Related Parties

As of December 31, 2007

Type of Investment	Cost	Value	Amount as shown in the Statement of Financial Position
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$628.5	$657.4	$657.4
States, municipalities and political subdivisions	1,867.6	1,896.5	1,896.5
Foreign governments	799.9	944.1	944.1
Public utilities	3,325.0	4,603.5	4,603.5
Redeemable preferred	188.6	175.5	175.5
All other corporate bonds	29,637.4	28,842.7	28,842.7
Mortgage-backed and other asset-backed securities	9,961.7	9,619.2	9,619.2

Total fixed maturities, available-for-sale	46,408.7	46,738.9	46,738.9
Fixed maturities, trading	529.3	529.3	529.3
Equity securities, available-for-sale:
Common stocks:
Banks, trust and insurance companies	4.6	5.3	5.3
Public utilities	0.3	0.3	0.3
Industrial, miscellaneous and all other	13.5	20.0	20.0
Non-redeemable preferred stock	301.9	290.8	290.8

Total equity securities, available-for-sale	320.3	316.4	316.4
Equity securities, trading	269.8	269.8	269.8
Mortgage loans(1)	12,709.0	XXXX	12,659.6
Real estate, net:
Real estate acquired in satisfaction of debt	10.1	XXXX	10.3
Other real estate(2)	852.4	XXXX	852.2
Policy loans	869.9	XXXX	869.9
Other investments(3)	1,392.3	XXXX	2,118.6

Total investments	$63,361.8	XXXX	$64,365.0

(1)
The amount shown in the Statement of Financial Position for mortgage loans differs from cost as mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

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

Schedule II — Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2007	2006
	(in millions)
Assets
Cash (overdraft)	$(3.2)	$30.9
Other investments	—	3.6
Income taxes receivable	7.0	1.2
Deferred income taxes	6.2	—
Amounts receivable from subsidiary	0.3	250.0
Other assets	6.9	6.1
Investment in subsidiary	8,031.2	8,191.4

Total assets	$8,048.4	$8,483.2

Liabilities
Amounts payable to subsidiary	$2.0	$2.6
Long-term debt	601.8	601.9
Deferred income taxes	—	1.1
Preferred stock dividend payable	—	8.2
Accrued interest payable	7.7	7.6
Other liabilities	15.2	1.0

Total liabilities	626.7	622.4
Stockholders' equity
Series A preferred stock, par value $.01 with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding at December 31, 2007 and 2006	—	—
Series B preferred stock, par value $.01 with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding at December 31, 2007 and 2006	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 385.8 million and 383.6 million shares issued, and 259.1 million and 268.4 million shares outstanding at December 31, 2007 and 2006, respectively	3.9	3.8
Additional paid-in capital	8,295.4	8,141.8
Retained earnings	3,414.3	2,824.1
Accumulated other comprehensive income	420.2	846.9
Treasury stock, at cost (126.7 million and 115.2 million shares at December 31, 2007 and 2006, respectively)	(4,712.2)	(3,955.9)

Total stockholders' equity	7,421.7	7,860.8

Total liabilities and stockholders' equity	$8,048.4	$8,483.2

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Revenues
Net investment income	$6.8	$11.9	$2.3

Total revenues	6.8	11.9	2.3
Expenses
Other operating costs and expenses	48.2	18.2	10.6

Total expenses	48.2	18.2	10.6

Loss before income taxes	(41.4)	(6.3)	(8.3)
Income tax benefits	(17.4)	(2.2)	(3.8)
Equity in the net income of subsidiaries, excluding discontinued operations	864.1	1,039.5	894.7

Income from continuing operations, net of related income taxes	840.1	1,035.4	890.2
Income from discontinued operations, net of related income taxes	20.2	28.9	28.8

Net income	860.3	1,064.3	919.0
Preferred stock dividends	33.0	33.0	17.7

Net income available to common stockholders	$827.3	$1,031.3	$901.3

See accompanying notes.

Statements of Cash Flows

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Net income	$860.3	$1,064.3	$919.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of related income taxes	(20.2)	(28.9)	(28.8)
Equity in the net income of subsidiary	(864.1)	(1,039.5)	(894.7)
Increase (decrease) in income taxes	(6.3)	1.4	(1.3)
Stock-based compensation	1.2	2.1	0.9
Other	(1.7)	7.8	0.4

Net cash provided by (used in) operating activities	(30.8)	7.2	(4.5)
Cash flows from investing activities:
Net purchases of property and equipment	(0.1)	—	—
Dividend received from subsidiary	956.3	331.1	501.1

Net cash provided by investing activities	956.2	331.1	501.1
Cash flows from financing activities:
Issuance of common stock	73.6	66.2	59.9
Issuance of preferred stock	—	—	542.0
Accelerated stock repurchase settlement	—	—	(84.0)
Acquisition of treasury stock	(756.3)	(755.8)	(868.4)
Dividends to common stockholders	(235.6)	(214.7)	(182.2)
Dividends to preferred stockholders	(41.2)	(24.7)	(17.7)
Issuance of long-term debt	—	600.0	—

Net cash used in financing activities	(959.5)	(329.0)	(550.4)

Net increase (decrease) in cash and cash equivalents	(34.1)	9.3	(53.8)
Cash and cash equivalents at beginning of year	30.9	21.6	75.4

Cash and cash equivalents at end of year	$(3.2)	$30.9	$21.6

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

(2)   Cash Dividends from Subsidiary

        The parent company received cash dividends totaling $956.3 million, $331.1 million and $501.1 million in 2007, 2006 and 2005, respectively, from its subsidiary.

Schedule III — Supplementary Insurance Information
As of December 31, 2007, 2006 and 2005 and for each of the years then ended

Segment	Deferred policy acquisition costs	Future policy benefits and claims	Contractholder and other policyholder funds
	(in millions)
2007:
U.S. Asset Accumulation	$1,163.3	$8,147.7	$37,635.5
Global Asset Management	—	—	—
International Asset Management and Accumulation	183.4	2,831.8	35.3
Life and Health Insurance	1,463.4	7,472.6	3,402.8
Corporate and Other	—	2.6	(244.2)

Total	$2,810.1	$18,454.7	$40,829.4

2006:
U.S. Asset Accumulation	$985.6	$7,719.3	$34,570.0
Global Asset Management	—	—	—
International Asset Management and Accumulation	153.0	2,328.4	22.1
Life and Health Insurance	1,280.3	7,282.2	3,045.0
Corporate and Other	—	2.7	(218.7)

Total	$2,418.9	$17,332.6	$37,418.4

2005:
U.S. Asset Accumulation	$889.5	$7,516.7	$31,527.5
Global Asset Management	—	—	—
International Asset Management and Accumulation	104.3	2,175.2	16.5
Life and Health Insurance	1,180.3	7,130.1	2,923.6
Corporate and Other	—	3.5	(198.4)

Total	$2,174.1	$16,825.5	$34,269.2

Schedule III — Supplementary Insurance Information — (continued)
As of December 31, 2007, 2006 and 2005 and for each of the years then ended

Segment	Premiums and other considerations	Net investment income(1)	Benefits, claims and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses(1)
	(in millions)
2007:
U.S. Asset Accumulation	$710.8	$2,735.5	$2,807.7	$255.0	$1,246.8
Global Asset Management	—	35.2	—	—	447.2
International Asset Management and Accumulation	246.4	413.4	526.7	5.9	135.7
Life and Health Insurance	3,671.6	689.1	3,111.4	96.4	1,031.7
Corporate and Other	5.3	93.3	(10.5)	—	(89.5)

Total	$4,634.1	$3,966.5	$6,435.3	$357.3	$2,771.9

2006:
U.S. Asset Accumulation	$462.3	$2,537.8	$2,391.3	$170.6	$869.8
Global Asset Management	—	53.2	—	—	338.6
International Asset Management and Accumulation	239.1	252.3	399.1	2.4	142.3
Life and Health Insurance	3,598.7	692.5	2,910.3	66.2	1,040.0
Corporate and Other	5.2	84.8	(8.3)	—	(71.2)

Total	$4,305.3	$3,620.6	$5,692.4	$239.2	$2,319.5

2005:
U.S. Asset Accumulation	$455.2	$2,375.0	$2,260.4	$148.7	$788.0
Global Asset Management	—	31.4	—	—	305.2
International Asset Management and Accumulation	247.6	247.7	409.3	7.7	121.1
Life and Health Insurance	3,267.1	677.2	2,620.2	90.2	976.3
Corporate and Other	5.1	26.7	(7.0)	—	(95.1)

Total	$3,975.0	$3,358.0	$5,282.9	$246.6	$2,095.5

(1)
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

Schedule IV — Reinsurance
As of December 31, 2007, 2006 and 2005 and for each of the years then ended

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(in millions)
2007:
Life insurance in force	$240,295.8	$62,552.2	$2,823.5	$180,567.1	1.6%

Premiums:
Life insurance	$1,774.9	$108.4	$160.1	$1,826.6	8.8%
Accident and health insurance	2,976.4	168.8	(0.1)	2,807.5	—%

Total	$4,751.3	$277.2	$160.0	$4,634.1	3.5%

2006:
Life insurance in force	$218,946.9	$53,313.8	$3,078.9	$168,712.0	1.8%

Premiums:
Life insurance	$1,541.7	$98.7	$117.2	$1,560.2	7.5%
Accident and health insurance	2,927.1	182.1	0.1	2,745.1	—%

Total	$4,468.8	$280.8	$117.3	$4,305.3	2.7%

2005:
Life insurance in force	$197,690.2	$49,934.4	$2,895.1	$150,650.9	1.9%

Premiums:
Life insurance	$1,571.7	$82.7	$56.6	$1,545.6	3.7%
Accident and health insurance	2,642.9	213.5	—	2,429.4	—%

Total	$4,214.6	$296.2	$56.6	$3,975.0	1.4%

Exhibit Index

Exhibit Number	Description
2.1	Plan of Conversion(1)
2.2	Share Sale Deed, dated as of June 17, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.3	Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.4	Second Amendment to the Share Sale Deed, dated as of March 14, 2001, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, Deutsche New Zealand Limited (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called BT Nominees (H.K.) Limited), Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.5	Stock Purchase Agreement dated as of May 11, 2004 by and between Principal Holding Company and CitiMortgage, Inc.(2)
2.6	Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc., dated as of July 25, 2006.(3)
2.6.1	Amendment No. 1 and Waiver, dated as of December 29, 2006, to the Stock Purchase Agreement, dated as of July 25, 2006, by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc.(4)
2.6.2	Memorandum of Understanding dated as of December 29, 2006, amending and modifying the Stock Purchase Agreement by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc.(4)
3.1	Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1)(5)
3.2	Form of By-Laws of Principal Financial Group, Inc.(5)
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share(1)
4.1.1	Certificate of Designations of the Company's Series A Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005.(5)
4.1.2	Certificate of Designations of the Company's Series B Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005.(5)
4.1.3	Specimen Stock Certificate for the Company's Series A Non-Cumulative Perpetual Preferred Stock.(5)
4.1.4	Specimen Stock Certificate for the Company's Series B Non-Cumulative Perpetual Preferred Stock.(5)
4.1.5	Senior Indenture, dated as of October 11, 2006, between Principal Financial Group, Inc. and The Bank of New York, as Trustee.(6)
4.1.6	First Supplemental Indenture, dated as of October 16, 2006, among Principal Financial Group, Inc., Principal Financial Services, Inc. and The Bank of New York, as Trustee.(6)
4.1.7	6.05% Senior Note ($500,000,000) due October 15, 2036.(6)
4.1.8	6.05% Senior Note ($100,000,000) due October 15, 2036.(7)
4.1.9	Guarantee, dated as of October 16, 2006, by Principal Financial Services, Inc.(6)
4.2	Amended and Restated Stockholder Rights Agreement, dated as of October 22, 2001(8)
4.2.1	Amendment to the Amended and Restated Rights Agreement, dated as of January 17, 2005(9)
10.1	Principal Financial Group, Inc. Stock Incentive Plan(10)
10.1.1	Form of Restricted Stock Unit Award Agreement(11)
10.1.2	Form of Stock Option Award Agreement(11)
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan(12)
10.2	Principal Financial Group Long-Term Performance Plan(1)
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002(8)
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002(13)
10.5	Principal Financial Group, Inc. Annual Incentive Plan(9)

10.6	Summary of Standard Compensatory Arrangement for Non-Employee Members of the Principal Financial Group, Inc. Board of Directors(9)
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors.(14)
10.7	Principal Financial Group, Inc. Directors Stock Plan(1)
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan(12)
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.(15)
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004(16)
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan(15)
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003(16)
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees(15)
10.11	Employment Agreement, dated as of April 1, 2004, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell(2)
10.12	Change-of-Control Supplement and Amendment to Employment Agreement, dated as of April 1, 2004 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell(2)
10.12.1	Change-of-Control Supplement to Employment Agreement, dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell.(17)
10.13	Form of Principal Mutual Holding Company and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives) among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive(1)
10.13.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive.(17)
10.14	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan.(18)
10.15	Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association(1)
10.16	Employment Agreement dated as of June 1, 2006, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company, and Larry D. Zimpleman.(4)
12	Computation of Earnings to Fixed Charges Ratio(19)
21	Principal Financial Group, Inc. Member Companies as of December 31, 2007(19)
23	Consent of Independent Registered Public Accounting Firm(19)
31.1	Certification of J. Barry Griswell(19)
31.2	Certification of Michael H. Gersie(19)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—J. Barry Griswell(19)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael H. Gersie(19)

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

(4)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-16725).

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

(19)
Filed herewith.

QuickLinks

PRINCIPAL FINANCIAL GROUP, INC. TABLE OF CONTENTS
NOTE CONCERNING FORWARD-LOOKING STATEMENTS
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
Invested Assets
Invested Assets Investment Income Yields by Asset Type
U.S. Invested Assets
U.S. Invested Assets Fixed Maturity Securities by Type of Issuer
U.S. Invested Assets Fixed Maturity Securities by Credit Quality(1)
U.S. Invested Assets Commercial Mortgage-Backed Securities by Rating and Vintage
U.S. Invested Assets Asset-Backed Securities — Home Equity by Rating and Vintage
U.S. Invested Assets Corporate Fixed Maturity Securities by Salomon Industry
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
Derivative Financial Instruments — Credit Exposures
  Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Principal Financial Group, Inc. Consolidated Statements of Financial Position
Principal Financial Group, Inc. Consolidated Statements of Operations
Principal Financial Group, Inc. Consolidated Statements of Stockholders' Equity
Condensed Consolidating Statements of Financial Position December 31, 2007
Condensed Consolidating Statements of Financial Position December 31, 2006
Condensed Consolidating Statements of Operations For the year ended December 31, 2007
Condensed Consolidating Statements of Operations For the year ended December 31, 2006
Condensed Consolidating Statements of Operations For the year ended December 31, 2005
Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2007
Condensed Consolidating Statements of Cash Flows (continued) For the year ended December 31, 2007
Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2006
Condensed Consolidating Statements of Cash Flows (continued) For the year ended December 31, 2006
Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2005
Condensed Consolidating Statements of Cash Flows (continued) For the year ended December 31, 2005
Condensed Consolidating Statements of Financial Position December 31, 2007
Condensed Consolidating Statements of Financial Position (continued) December 31, 2007
Condensed Consolidating Statements of Financial Position December 31, 2006
Condensed Consolidating Statements of Operations For the year ended December 31, 2007
Condensed Consolidating Statements of Operations For the year ended December 31, 2006
Condensed Consolidating Statements of Operations For the year ended December 31, 2005
Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2007
Condensed Consolidating Statements of Cash Flows (continued) For the year ended December 31, 2007
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
  Item 15. Exhibits and Financial Statement Schedules
Signatures
Report of Independent Registered Public Accounting Firm on Schedules
Schedule I — Summary of Investments — Other Than Investments in Related Parties As of December 31, 2007
Schedule II — Condensed Financial Information of Registrant (Parent Only) Statements of Financial Position
Statements of Operations
Statements of Cash Flows
Notes to Condensed Financial Statements
Schedule III — Supplementary Insurance Information As of December 31, 2007, 2006 and 2005 and for each of the years then ended
Schedule III — Supplementary Insurance Information — (continued) As of December 31, 2007, 2006 and 2005 and for each of the years then ended
Schedule IV — Reinsurance As of December 31, 2007, 2006 and 2005 and for each of the years then ended
Exhibit Index