Form 10-Q
period 2008-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2008-05-07
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 30, 2008 was 258,897,011.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.
Consolidated Statements of Financial Position

	March 31, 2008	December 31, 2007
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale	$46,631.2	$46,738.9
Fixed maturities, trading	534.6	529.3
Equity securities, available-for-sale	268.6	316.4
Equity securities, trading	250.1	269.8
Mortgage loans	12,876.7	12,659.6
Real estate	864.8	862.5
Policy loans	883.6	869.9
Other investments	2,589.8	2,118.6
Total investments	64,899.4	64,365.0
Cash and cash equivalents	1,120.7	1,344.4
Accrued investment income	796.8	774.1
Premiums due and other receivables	940.4	951.2
Deferred policy acquisition costs	3,076.3	2,810.1
Property and equipment	481.5	469.0
Goodwill	381.4	374.7
Other intangibles	998.1	1,006.9
Separate account assets	76,897.7	80,486.8
Other assets	2,408.9	1,938.0
Total assets	$152,001.2	$154,520.2

Liabilities
Contractholder funds	$40,994.6	$40,288.9
Future policy benefits and claims	18,899.9	18,454.7
Other policyholder funds	550.1	540.5
Short-term debt	175.1	290.8
Long-term debt	1,406.6	1,398.8
Income taxes currently payable	45.5	41.6
Deferred income taxes	201.9	576.3
Separate account liabilities	76,897.7	80,486.8
Other liabilities	5,987.7	5,020.1
Total liabilities	145,159.1	147,098.5
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share - 3.0 million shares authorized, issued and outstanding in 2008 and 2007	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share - 10.0 million shares authorized, issued and outstanding in 2008 and 2007	0.1	0.1
Common stock, par value $.01 per share - 2,500.0 million shares authorized, 386.3 million and 385.8 million shares issued, and 258.6 million and 259.1 million shares outstanding in 2008 and 2007, respectively	3.9	3.9
Additional paid-in capital	8,326.1	8,295.4
Retained earnings	3,589.4	3,414.3
Accumulated other comprehensive income (loss)	(359.1)	420.2
Treasury stock, at cost (127.7 million and 126.7 million shares in 2008 and 2007, respectively)	(4,718.3)	(4,712.2)
Total stockholders’ equity	6,842.1	7,421.7
Total liabilities and stockholders’ equity	$152,001.2	$154,520.2

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2008	2007
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,053.0	$1,107.7
Fees and other revenues	613.4	592.5
Net investment income	960.3	923.2
Net realized/unrealized capital gains (losses)	(126.0)	37.6
Total revenues	2,500.7	2,661.0
Expenses
Benefits, claims and settlement expenses	1,472.0	1,498.0
Dividends to policyholders	70.8	74.0
Operating expenses	745.9	754.7
Total expenses	2,288.7	2,326.7
Income before income taxes	212.0	334.3
Income taxes	29.6	69.0
Net income	182.4	265.3
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$174.2	$257.1

Earnings per common share
Basic earnings per common share	$0.67	$0.96

Diluted earnings per common share	$0.67	$0.95

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders’ equity
	(in millions)
Balances at January 1, 2007	$—	$0.1	$3.8	$8,141.8	$2,824.1	$846.9	$(3,955.9)	$7,860.8
Common stock issued	—	—	—	18.0	—	—	—	18.0
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.2	—	—	—	0.2
Stock-based compensation and additional related tax benefits	—	—	—	26.2	—	—	—	26.2
Treasury stock acquired, common	—	—	—	—	—	—	(106.1)	(106.1)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	(8.2)
Comprehensive income:
Net income	—	—	—	—	265.3	—	—	265.3
Net unrealized gains, net	—	—	—	—	—	50.7	—	50.7
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	0.6	—	0.6
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	(0.5)	—	(0.5)
Comprehensive income								316.1
Balances at March 31, 2007	$—	$0.1	$3.8	$8,186.2	$3,081.2	$897.7	$(4,062.0)	$8,107.0

Balances at January 1, 2008	$—	$0.1	$3.9	$8,295.4	$3,414.3	$420.2	$(4,712.2)	$7,421.7
Common stock issued	—	—	—	9.3	—	—	—	9.3
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.1	—	—	—	0.1
Stock-based compensation and additional related tax benefits	—	—	—	21.3	—	—	—	21.3
Treasury stock acquired, common	—	—	—	—	—	—	(6.1)	(6.1)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	(8.2)
Effects of changing post-retirement benefit plan measurement date, net of related income taxes	—	—	—	—	0.9	(2.0)	—	(1.1)
Comprehensive loss:
Net income	—	—	—	—	182.4	—	—	182.4
Net unrealized losses, net	—	—	—	—	—	(838.1)	—	(838.1)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	62.8	—	62.8
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	(2.0)	—	(2.0)
Comprehensive loss								(594.9)
Balances at March 31, 2008	$—	$0.1	$3.9	$8,326.1	$3,589.4	$(359.1)	$(4,718.3)	$6,842.1

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2008	2007
	(in millions)
Operating activities
Net income	$182.4	$265.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	69.3	79.9
Additions to deferred policy acquisition costs	(168.7)	(118.3)
Accrued investment income	(22.7)	(2.0)
Net cash flows from trading securities	25.9	(51.5)
Premiums due and other receivables	23.9	292.8
Contractholder and policyholder liabilities and dividends	507.3	433.0
Current and deferred income taxes	34.5	6.6
Net realized/unrealized capital (gains) losses	126.0	(37.6)
Depreciation and amortization expense	33.8	32.5
Mortgage loans held for sale, acquired or originated	(14.0)	(39.7)
Mortgage loans held for sale, sold or repaid, net of gain	15.3	115.8
Real estate acquired through operating activities	(10.2)	(6.8)
Real estate sold through operating activities	7.2	30.4
Stock-based compensation	17.2	24.0
Other	170.6	200.5
Net adjustments	815.4	959.6
Net cash provided by operating activities	997.8	1,224.9
Investing activities
Available-for-sale securities:
Purchases	(1,905.8)	(2,358.5)
Sales	120.8	797.7
Maturities	1,044.0	1,289.4
Mortgage loans acquired or originated	(431.9)	(679.8)
Mortgage loans sold or repaid	286.6	349.8
Real estate acquired	(6.2)	(16.6)
Real estate sold	17.2	0.5
Net purchases of property and equipment	(26.1)	(13.4)
Net change in other investments	(67.4)	(67.6)
Net cash used in investing activities	$(968.8)	$(698.5)

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the three months ended March 31,
	2008	2007
	(in millions)
Financing activities
Issuance of common stock	$9.3	$18.0
Acquisition of treasury stock	(6.1)	(106.1)
Proceeds from financing element derivatives	43.0	60.7
Payments for financing element derivatives	(37.5)	(54.6)
Excess tax benefits from share-based payment arrangements	2.5	4.5
Dividends to preferred stockholders	(8.2)	(16.5)
Issuance of long-term debt	1.0	4.2
Principal repayments of long-term debt	(4.9)	(10.0)
Net repayments of short-term borrowings	(121.5)	(25.0)
Investment contract deposits	2,283.5	2,044.4
Investment contract withdrawals	(2,599.1)	(2,605.3)
Net increase in banking operation deposits	186.9	45.0
Other	(1.6)	—
Net cash used in financing activities	(252.7)	(640.7)
Discontinued operations
Net cash provided by operating activities	—	0.6
Net cash used in investing activities	—	(0.5)
Net cash used in financing activities	—	(0.1)
Net cash provided by discontinued operations	—	—
Net decrease in cash and cash equivalents	(223.7)	(114.3)
Cash and cash equivalents at beginning of period	1,344.4	1,590.8
Cash and cash equivalents at end of period	$1,120.7	$1,476.5
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$(0.7)
At end of period	$—	$(0.7)

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements

March 31, 2008
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2007, included in our Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2007, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the March 31, 2007, financial statements to conform to the March 31, 2008, presentation.

Recent Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  This Statement requires (1) qualitative disclosures about objectives and strategies for using derivatives, (2) quantitative disclosures about fair value amounts of gains and losses on derivative instruments and related hedged items and (3) disclosures about credit-risk-related contingent features in derivative instruments.  The disclosures are intended to provide users of financial statements with an enhanced understanding of how and why derivative instruments are used, how they are accounted for and the financial statement impacts.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact this guidance will have on our disclosures.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value.  Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income.  The decision about whether to elect the fair value option (1) is applied instrument by instrument, with certain exceptions; (2) is irrevocable and (3) is applied to an entire instrument and not only to specified risks, specific cash flows or portions of that instrument.  SFAS 159 also requires additional disclosures that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.  At the effective date, the fair value option may be elected for eligible items that exist at that date and the effect of the first remeasurement to fair value for those items should be reported as a cumulative effect adjustment to retained earnings.  We adopted SFAS 159 on January 1, 2008, and the cumulative effect of the change in accounting principle as a result of adopting SFAS 159 was immaterial.  Therefore, the pre-tax cumulative effect of the change in accounting principle is reflected in net realized/unrealized capital gains (losses).  Future election of this option could introduce period to period volatility in net income.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

1. Nature of Operations and Significant Accounting Policies (continued)

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”).  The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements were effective for fiscal years ending after December 15, 2006, and did not have a material impact on our consolidated financial statements.  Effective for fiscal years ending after December 15, 2008, SFAS 158 also eliminates the ability to choose a measurement date, by requiring that plan assets and benefit obligations be measured as of the annual balance sheet date.  For 2007, we used a measurement date of October 1 for the measurement of plan assets and benefit obligations.  Two transition methods are available when implementing the change in measurement date for 2008.  We chose the alternative that allowed us to use the October 1, 2007, measurement date as a basis for determining the 2008 expense and transition adjustment.  The effect of changing the measurement date resulted in a $0.9 million increase to retained earnings and a $2.0 million decrease to accumulated other comprehensive income in the first quarter of 2008.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard, which provides guidance for using fair value to measure assets and liabilities, applies whenever other standards require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and requires fair value measurements to be separately disclosed by level within the hierarchy. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of Statement No. 157,  to defer the effective date of the standard for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. On February 14, 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, which amends SFAS 157 to exclude instruments covered by SFAS No. 13, Accounting for Leases, and its related interpretive guidance from the scope of SFAS 157.  Our adoption of SFAS 157 on January 1, 2008, did not have a material impact on our consolidated financial statements. See Note 6, Fair Value Measurement, for further details.

Separate Accounts

As of March 31, 2008, and December 31, 2007, the separate accounts include a separate account valued at $581.0 million and $748.5 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Federal Income Taxes

The effective income tax rate for the three months ended March 31, 2008, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and the release of state deferred income tax liabilities associated with a reorganization of certain subsidiaries.  The effective income tax rate for the three months ended March 31, 2007, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax credits received on our investment in a synthetic fuel production facility and interest exclusion from taxable income.

The Internal Revenue Service is currently auditing our federal income tax returns for the years 2004 and 2005. We do not expect the results of these audits or developments in other tax areas to significantly increase or decrease the total amount of unrecognized tax benefits in the next twelve months, but the outcome of tax reviews is uncertain and unforeseen results can occur.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

3. Employee and Agent Benefits

Components of net periodic benefit cost (income):

	Pension benefits		Other postretirement benefits
	For the three months ended March 31,		For the three months ended March 31,
	2008	2007	2008	2007
	(in millions)
Service cost	$12.4	$11.8	$2.1	$2.0
Interest cost	24.9	22.4	4.2	3.9
Expected return on plan assets	(32.6)	(28.6)	(9.4)	(8.4)
Amortization of prior service benefit	(1.9)	(2.1)	(0.6)	(0.7)
Recognized net actuarial loss (gain)	0.3	2.5	(0.8)	(0.5)
Net periodic benefit cost (income)	$3.1	$6.0	$(4.5)	$(3.7)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2008 will be zero so we will not be required to fund our qualified pension plan during 2008. However, it is possible that we may fund the qualified and nonqualified pension plans in 2008 in the range of $20.0 million to $50.0 million, in total. During the three months ended March 31, 2008, no contributions were made to these plans.

4. Contingencies, Guarantees and Indemnifications

Litigation and Regulatory Contingencies

We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, life, health and disability insurance. Some of the lawsuits are class actions, or purport to be, and some include claims for punitive damages. In addition, regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers. We receive requests from regulators and other governmental authorities relating to other industry issues and may receive additional requests, including subpoenas and interrogatories, in the future.

On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life Insurance Company (“Principal Life”). Principal Life’s Motion to Transfer Venue was granted and the case is now pending in the Southern District of Iowa. The complaint alleges, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives “revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans” and allegedly failed to use the revenue to defray the expenses of the services provided to the plans.  Plaintiff further alleges that these acts constitute prohibited transactions under ERISA. Plaintiff seeks to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained “revenue sharing” fees from mutual funds. Plaintiff seeks declaratory, injunctive and monetary relief. Principal Life is aggressively defending the lawsuit.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

4. Contingencies, Guarantees and Indemnifications (continued)

On August 28, 2007, two plaintiffs filed two putative class action lawsuits in the United States District Court for the Southern District of Iowa against us and Princor Financial Services Corporation (the “Principal Defendants”). One of the lawsuits alleges that the Principal Defendants breached alleged fiduciary duties to participants in employer-sponsored 401(k) plans who were retiring or leaving their respective plans, including providing misleading information and failing to act solely in the interests of the participants, resulting in alleged violations of ERISA. The Plaintiffs dismissed the second suit, which was based upon the same facts and alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. The Principal Defendants are aggressively defending the first lawsuit.

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

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of March 31, 2008, was approximately $206.0 million; however, we believe the likelihood is remote that material payments will be required and therefore any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such guarantees is not material.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

5. Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2007	3.0	10.0	268.4
Shares issued	—	—	0.7
Treasury stock acquired	—	—	(1.7)
Outstanding shares at March 31, 2007	3.0	10.0	267.4

Outstanding shares at January 1, 2008	3.0	10.0	259.1
Shares issued	—	—	0.5
Treasury stock acquired	—	—	(1.0)
Outstanding shares at March 31, 2008	3.0	10.0	258.6

Comprehensive income (loss)

	For the three months ended March 31,
	2008	2007
	(in millions)
Net income	$182.4	$265.3
Net change in unrealized gains (losses) on fixed maturities, available-for-sale	(1,455.2)	43.2
Net change in unrealized losses on equity securities, available-for-sale	(8.9)	(0.5)
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	0.6	13.1
Adjustments for assumed changes in amortization patterns	171.0	5.4
Adjustment for assumed changes in liability for policyholder benefits and claims	(7.7)	—
Net change in unrealized gains (losses) on derivative instruments	(36.7)	6.9
Change in net foreign currency translation adjustment	70.4	(0.5)
Change in unrecognized post-retirement benefit obligation	(3.1)	(0.7)
Provision for deferred income tax benefits (taxes)	492.3	(16.1)
Comprehensive income (loss)	$(594.9)	$316.1

6. Fair Value Measurement

Valuation hierarchy

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  For disclosures, SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels.

•                  Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

•                  Level 2 – Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.

•                  Level 3 – Unobservable inputs for the asset or liability.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

6. Fair Value Measurement (continued)

Determination of fair value

The following discussion describes the valuation methodologies used for assets and liabilities measured at fair value.  The techniques utilized in estimating the fair values of financial instruments are affected by the assumptions used, including discount rates and estimates of the amount and timing of future cash flows. Care should be exercised in deriving conclusions about our business, its value or financial position based on the fair value information of financial instruments presented below.

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

Fixed Maturities and Equity Securities

Fair values of equity securities have been determined by us from public quotations, when available. Fair values of public bonds and those private securities that are actively traded in the secondary market have been determined through the use of independent pricing services using market observable inputs. Private placement securities and other corporate security fixed maturities where we do not receive a public quotation are valued by discounting the expected total cash flows. Market rates used are applicable to the yield, credit quality and average maturity of each security.  Private equity securities may also utilize internal valuation methodologies appropriate for the specific asset.  Fair values might also be determined using broker quotes or through the use of internal models or analysis.

Derivatives

Fair values of derivative instruments are determined using either pricing valuation models that utilize market data inputs or broker quotes.  The valuation models consider projected discounted cash flows, relevant swap curves and appropriate implied volatilities.

Other Investments

Other investments reported at fair value primarily include seed money investments, for which the fair value is determined using the net asset value of the fund.

Cash Equivalents

Because of the nature of these assets, carrying amounts approximate fair values.  Fair values of cash equivalents may also be determined by us from public quotations, when available.

Separate Account Assets

Separate account assets include public equity, public and private debt securities and derivative instruments, for which fair values are determined as previously described.  Separate account assets also include commercial mortgage loans, for which the fair value is estimated by discounting the expected total cash flows using market rates that are applicable to the yield, credit quality and maturity of the loans.  Finally, separate account assets include real estate, for which the fair value is estimated using discounted cash flow valuation models that utilize public real estate market data inputs such as transaction prices, market rents, vacancy levels, leasing absorption, market cap rates and discount rates.  In addition, each property is appraised annually by an independent appraiser.

Investment-Type Insurance Contracts

Certain annuity contracts and other investment-type insurance contracts include embedded derivatives that have been bifurcated from the host contract.  The fair value of embedded derivatives is calculated based on actuarial and capital market assumptions, including non-performance risk, related to the projected cash flows over the life of the contract, incorporating expected policyholder behavior.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

6. Fair Value Measurement (continued)

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of March 31, 2008
	Assets/liabilities measured at fair	Fair value hierarchy level
	value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale	$46,631.2	$161.6	$44,658.8	$1,810.8
Fixed maturities, trading	534.6	15.0	413.1	106.5
Equity securities, available-for-sale	268.6	224.3	5.4	38.9
Equity securities, trading	250.1	123.1	127.0	—
Net derivative assets and liabilities (1)	351.4	—	399.5	(48.1)
Other investments (2)	113.9	16.8	97.1	—
Cash equivalents (3)	674.5	254.4	420.1	—
Separate account assets	76,897.7	52,377.5	17,132.0	7,388.2
Total assets	$125,722.0	$53,172.7	$63,253.0	$9,296.3

Liabilities
Investment-type insurance contracts (4)	$(4.0)	$—	$—	$(4.0)
Total liabilities	$(4.0)	$—	$—	$(4.0)

(1)          The fair value of our derivative instruments classified as assets and liabilities at March 31, 2008, was $1,499.5 million and $1,148.1 million, respectively.  Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities.

(2)          Primarily includes seed money investments reported at fair value.

(3)          Includes short-term investments with a maturity date of three months or less when purchased.

(4)          Includes bifurcated embedded derivatives that are reported at fair value.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

6. Fair Value Measurement (continued)

Changes in Level 3 fair value measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008, is as follows:

							Changes in
							unrealized
		Total realized/unrealized					gains (losses)
		gains (losses)				Ending	included in net
	Beginning balance as of January 1, 2008	Included in net income (1)	Included in other comprehensive income	Purchases, sales, issuances and settlements	Transfers in (out) of Level 3	balance as of March 31, 2008	income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale	$2,201.3	$(41.8)	$(349.0)	$(78.7)	$79.0	$1,810.8	$(39.6)
Fixed maturities, trading	92.3	(0.6)	—	14.8	—	106.5	(0.6)
Equity securities, available-for-sale	51.1	(23.3)	(10.1)	(1.8)	23.0	38.9	(23.7)
Net derivative assets and liabilities	(8.0)	(45.9)	5.2	0.6	—	(48.1)	(45.3)
Separate account assets	7,313.2	17.4	—	131.4	(73.8)	7,388.2	17.1

Liabilities
Investment-type insurance contracts	(49.3)	8.7	—	36.6	—	(4.0)	8.8

(1)   Both realized and unrealized gains and losses for the three months ended March 31, 2008, are generally reported in net realized/unrealized capital gains (losses) within the consolidated statements of operations.  Gains and losses for separate account assets are not reflected in the consolidated statements of operations.

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis.  As of March 31, 2008, mortgage servicing rights with an aggregate cost of $9.0 million had been written down to fair value of $7.9 million, resulting in a charge of $1.1 million that was recorded in operating expenses.  These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

Transition

In connection with our adoption of SFAS 157 on January 1, 2008, we recorded a $13.0 million pre-tax increase to net realized/unrealized capital gains (losses) resulting from the incorporation of our own creditworthiness and additional risk margins in the valuation of certain embedded derivatives recorded at fair value.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
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

Prior to December 31, 2007, amounts now reported in the U.S. Asset Accumulation segment and the Global Asset Management segment were reported together in the U.S. Asset Management and Accumulation segment. This change was made due to continued growth in our Global Asset Management business and has no impact on our consolidated financial statements for any period presented. Our segment results for the three months ended March 31, 2007, have been restated to conform to the current segment presentation.

The U.S. Asset Accumulation segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals.

The Global Asset Management segment provides asset management services to our asset accumulation businesses, our life and health insurance operations, the Corporate and Other segment and third-party clients.

The International Asset Management and Accumulation segment consists of Principal International, which has operations in Brazil, Chile, China, Hong Kong, India, Malaysia and Mexico. We focus on countries with favorable demographics and growing long-term savings and defined contribution markets. We entered these countries through acquisitions, start-up operations and joint ventures.

The Life and Health Insurance segment provides individual life insurance, group health insurance and specialty benefits, which consists of group dental and vision insurance, individual and group disability insurance and group life insurance, within the United States.

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

Management uses segment operating earnings in goal setting, as a basis in determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income available to common stockholders for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition costs (“DPAC”) and sales inducements, recognition of deferred front-end fee revenues for sales charges on retirement products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues. Net realized/unrealized capital gains (losses), as adjusted, exclude periodic settlements and accruals on non-hedge derivative instruments. Segment operating revenues exclude net realized/unrealized capital gains (except periodic settlements and accruals on non-hedge derivatives) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues and include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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
March 31, 2008
(Unaudited)

7. Segment Information (continued)

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2008	December 31, 2007
	(in millions)
Assets:
U.S. Asset Accumulation	$123,027.6	$126,131.1
Global Asset Management	1,320.1	1,438.9
International Asset Management and Accumulation	10,029.6	9,350.5
Life and Health Insurance	14,873.9	14,816.6
Corporate and Other	2,750.0	2,783.1
Total consolidated assets	$152,001.2	$154,520.2

	For the three months ended March 31,
	2008	2007
	(in millions)
Operating revenues by segment:
U.S. Asset Accumulation	$1,204.7	$1,179.1
Global Asset Management	118.3	134.8
International Asset Management and Accumulation	183.7	141.3
Life and Health Insurance	1,187.6	1,212.4
Corporate and Other	(55.3)	(43.9)
Total segment operating revenues	2,639.0	2,623.7
Add:
Net realized/unrealized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(138.3)	37.2
Subtract:
Operating revenues from a discontinued real estate investment	—	(0.1)
Total revenues per consolidated statements of operations	$2,500.7	$2,661.0
Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Accumulation	$139.1	$154.7
Global Asset Management	2.7	23.7
International Asset Management and Accumulation	31.7	19.3
Life and Health Insurance	79.2	45.5
Corporate and Other	(11.4)	(6.4)
Total segment operating earnings, net of related income taxes	241.3	236.8
Net realized/unrealized capital gains (losses), as adjusted (1)	(74.7)	20.3
Other after-tax adjustments (2)	7.6	—
Net income available to common stockholders per consolidated statements of operations	$174.2	$257.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

7. Segment Information (continued)

(1)                                  Net realized/unrealized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended March 31,
	2008	2007
	(in millions)

Net realized/unrealized capital gains (losses)	$(126.0)	$37.6
Periodic settlements and accruals on non-hedge derivatives	(8.8)	—
Certain market value adjustments to fee revenues	(3.5)	(0.8)
Recognition of front-end fee revenues	—	0.4
Net realized/unrealized capital gains (losses), net of related revenue adjustments	(138.3)	37.2
Amortization of deferred policy acquisition and sales inducement costs related to net realized capital gains (losses)	13.5	(0.7)
Capital (gains) losses distributed	9.3	(2.0)
Minority interest capital (gains) losses	6.7	(1.3)
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues, net of related amortization of deferred policy acquisition costs and sales inducement costs, capital (gains) losses distributed and minority interest capital (gains) losses	(108.8)	33.2
Income tax effect	34.1	(12.9)
Net realized/unrealized capital gains (losses), as adjusted	$(74.7)	$20.3

(2)

For the three months ended March 31, 2008, other after-tax adjustments included the positive effect of $7.6 million, resulting from a change in estimated loss related to a prior year legal contingency.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

7. Segment Information (continued)

The following table summarizes operating revenues for our products and services:

	For the three months ended March 31,
	2008	2007
	(in millions)
U.S. Asset Accumulation:
Full service accumulation	$362.7	$366.5
Principal Funds	173.3	157.4
Individual annuities	219.9	147.0
Bank and trust services	20.1	14.9
Eliminations	(49.3)	(28.7)
Total Accumulation	726.7	657.1
Investment only	287.7	282.4
Full service payout	190.3	239.6
Total Guaranteed	478.0	522.0
Total U.S. Asset Accumulation	1,204.7	1,179.1
Global Asset Management (1)	118.3	134.8
International Asset Management and Accumulation	183.7	141.3
Life and Health Insurance:
Individual life insurance	349.0	337.8
Health insurance	465.4	519.2
Specialty benefits insurance	373.8	356.1
Eliminations	(0.6)	(0.7)
Total Life and Health Insurance	1,187.6	1,212.4
Corporate and Other	(55.3)	(43.9)
Total operating revenues	$2,639.0	$2,623.7
Total operating revenues	$2,639.0	$2,623.7
Net realized/unrealized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(138.3)	37.2
Operating revenues from discontinued real estate investment	—	0.1
Total revenues per consolidated statements of operations	$2,500.7	$2,661.0

(1)                                  Reflects inter-segment revenues of $58.8 million and $54.9 million for the three months ended March 31, 2008 and 2007, respectively.  These revenues are eliminated within the Corporate and Other segment.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

8. Stock-Based Compensation Plans

As of March 31, 2008, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan.

As of March 31, 2008, the maximum number of new shares of common stock that were available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 16.5 million.

The compensation cost that was charged against income for the Stock-Based Compensation Plans is as follows:

	For the three months ended March 31,
	2008	2007
	(in millions)
Compensation cost	$18.6	$22.4
Related income tax benefit	6.0	7.2
Capitalized as part of an asset	1.6	1.2

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2005 Stock Incentive Plan. Total options granted were 1.6 million for the three months ended March 31, 2008. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 1.5 percent, a weighted-average expected volatility of 25.3 percent, a weighted-average risk-free interest rate of 3.1 percent and a weighted-average expected term of 6 years. The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2008, was $15.49 per share.

As of March 31, 2008, there were $26.2 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 2.2 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2005 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the three months ended March 31, 2008. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 200% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $60.10 per common share.

As of March 31, 2008, there were $20.3 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 1.3 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2005 Stock Incentive Plan. Total restricted stock units granted were 0.7 million for the three months ended March 31, 2008. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $60.14 per common share.

As of March 31, 2008, there were $46.2 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 2.7 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

8. Stock-Based Compensation Plans (continued)

 Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.2 million shares for the three months ended March 31, 2008. The weighted-average fair value of the discount on the stock purchased was $8.36 per share.

The maximum number of shares of common stock that we may issue under the Employee Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the Initial Public Offering. As of March 31, 2008, a total of 2.5 million of new shares are available to be made issuable by us for this plan.

9. Earnings Per Common Share

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For the three months ended
	March 31,
	2008	2007
	(in millions, except per share data)
Net income	$182.4	$265.3
Subtract:
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$174.2	$257.1
Weighted-average shares outstanding
Basic	258.9	268.1
Dilutive effects:
Stock options	1.9	2.3
Restricted stock units	0.5	0.5
Diluted	261.3	270.9
Net income per common share:
Basic	$0.67	$0.96
Diluted	$0.67	$0.95

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
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

The following tables set forth condensed consolidating financial information of Principal Life and PFG as of March 31, 2008, and December 31, 2007, and for the three months ended March 31, 2008 and 2007.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
March 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$41,716.2	$5,570.1	$(655.1)	$46,631.2
Fixed maturities, trading	—	277.8	256.8	—	534.6
Equity securities, available-for-sale	—	260.3	8.3	—	268.6
Equity securities, trading	—	—	250.1	—	250.1
Mortgage loans	—	10,464.5	2,739.8	(327.6)	12,876.7
Real estate	—	10.8	854.0	—	864.8
Policy loans	—	864.3	19.3	—	883.6
Investment in unconsolidated entities	7,468.7	832.8	3,010.7	(10,801.1)	511.1
Other investments	—	3,921.7	581.9	(2,424.9)	2,078.7
Cash and cash equivalents	(9.7)	525.0	708.6	(103.2)	1,120.7
Accrued investment income	—	741.3	62.9	(7.4)	796.8
Premiums due and other receivables	—	729.4	215.2	(4.2)	940.4
Deferred policy acquisition costs	—	2,880.0	196.3	—	3,076.3
Property and equipment	—	420.0	61.5	—	481.5
Goodwill	—	96.6	284.8	—	381.4
Other intangibles	—	37.6	960.5	—	998.1
Separate account assets	—	71,971.9	4,925.8	—	76,897.7
Other assets	6.4	1,746.5	415.5	240.5	2,408.9
Total assets	$7,465.4	$137,496.7	$21,122.1	$(14,083.0)	$152,001.2
Liabilities
Contractholder funds	$—	$41,211.2	$24.9	$(241.5)	$40,994.6
Future policy benefits and claims	—	15,681.5	3,225.5	(7.1)	18,899.9
Other policyholder funds	—	533.2	16.9	—	550.1
Short-term debt	—	—	175.1	—	175.1
Long-term debt	601.8	99.5	1,337.0	(631.7)	1,406.6
Income taxes currently payable (receivable)	(8.0)	(254.0)	17.5	290.0	45.5
Deferred income taxes	(14.1)	(154.2)	314.3	55.9	201.9
Separate account liabilities	—	71,971.9	4,925.8	—	76,897.7
Other liabilities	43.6	2,627.3	3,616.4	(299.6)	5,987.7
Total liabilities	623.3	131,716.4	13,653.4	(834.0)	145,159.1
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	2.5	—	(2.5)	3.9
Additional paid-in capital	8,326.1	5,608.9	7,775.7	(13,384.6)	8,326.1
Retained earnings	3,589.4	903.4	33.4	(936.8)	3,589.4
Accumulated other comprehensive loss	(359.1)	(734.5)	(340.4)	1,074.9	(359.1)
Treasury stock, at cost	(4,718.3)	—	—	—	(4,718.3)
Total stockholders’ equity	6,842.1	5,780.3	7,468.7	(13,249.0)	6,842.1
Total liabilities and stockholders’ equity	$7,465.4	$137,496.7	$21,122.1	$(14,083.0)	$152,001.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$42,178.6	$5,288.6	$(728.3)	$46,738.9
Fixed maturities, trading	—	267.4	261.9	—	529.3
Equity securities, available-for-sale	—	305.0	11.4	—	316.4
Equity securities, trading	—	—	269.8	—	269.8
Mortgage loans	—	10,284.2	2,693.1	(317.7)	12,659.6
Real estate	—	10.9	851.6	—	862.5
Policy loans	—	853.7	16.2	—	869.9
Investment in unconsolidated entities	8,031.2	703.1	3,861.1	(12,104.7)	490.7
Other investments	—	3,559.5	464.7	(2,396.3)	1,627.9
Cash and cash equivalents	(3.2)	927.8	536.4	(116.6)	1,344.4
Accrued investment income	—	722.9	59.2	(8.0)	774.1
Premiums due and other receivables	0.9	696.8	267.2	(13.7)	951.2
Deferred policy acquisition costs	—	2,626.7	183.4	—	2,810.1
Property and equipment	—	421.6	47.4	—	469.0
Goodwill	—	94.6	280.1	—	374.7
Other intangibles	—	38.3	968.6	—	1,006.9
Separate account assets	—	75,743.3	4,743.5	—	80,486.8
Other assets	6.3	1,371.2	395.3	165.2	1,938.0
Total assets	$8,035.2	$140,805.6	$21,199.5	$(15,520.1)	$154,520.2
Liabilities
Contractholder funds	$—	$40,511.7	$21.4	$(244.2)	$40,288.9
Future policy benefits and claims	—	15,626.4	2,834.2	(5.9)	18,454.7
Other policyholder funds	—	526.0	14.5	—	540.5
Short-term debt	—	—	371.9	(81.1)	290.8
Long-term debt	601.8	99.5	1,320.8	(623.3)	1,398.8
Income taxes currently payable (receivable)	(7.0)	(255.0)	38.9	264.7	41.6
Deferred income taxes	(6.2)	253.1	340.3	(10.9)	576.3
Separate account liabilities	—	75,743.3	4,743.5	—	80,486.8
Other liabilities	24.9	1,823.9	3,482.8	(311.5)	5,020.1
Total liabilities	613.5	134,328.9	13,168.3	(1,012.2)	147,098.5
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	2.5	—	(2.5)	3.9
Additional paid-in capital	8,295.4	5,595.9	7,760.7	(13,356.6)	8,295.4
Retained earnings (deficit)	3,414.3	760.8	(156.7)	(604.1)	3,414.3
Accumulated other comprehensive income	420.2	117.5	427.2	(544.7)	420.2
Treasury stock, at cost	(4,712.2)	—	—	—	(4,712.2)
Total stockholders’ equity	7,421.7	6,476.7	8,031.2	(14,507.9)	7,421.7
Total liabilities and stockholders’ equity	$8,035.2	$140,805.6	$21,199.5	$(15,520.1)	$154,520.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$962.3	$90.7	$—	$1,053.0
Fees and other revenues	—	367.9	360.1	(114.6)	613.4
Net investment income	—	814.4	142.0	3.9	960.3
Net realized/unrealized capital losses	—	(40.1)	(119.4)	33.5	(126.0)
Total revenues	—	2,104.5	473.4	(77.2)	2,500.7
Expenses
Benefits, claims and settlement expenses	—	1,362.0	114.3	(4.3)	1,472.0
Dividends to policyholders	—	70.8	—	—	70.8
Operating expenses	12.4	508.4	325.4	(100.3)	745.9
Total expenses	12.4	1,941.2	439.7	(104.6)	2,288.7

Income (loss) before income taxes	(12.4)	163.3	33.7	27.4	212.0

Income taxes (benefits)	(5.6)	43.4	(7.6)	(0.6)	29.6
Equity in the net income of subsidiaries	189.2	21.8	147.9	(358.9)	—

Net income	182.4	141.7	189.2	(330.9)	182.4
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$174.2	$141.7	$189.2	$(330.9)	$174.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,052.9	$54.8	$—	$1,107.7
Fees and other revenues	—	357.4	324.6	(89.5)	592.5
Net investment income	2.4	803.3	133.0	(15.5)	923.2
Net realized/unrealized capital gains	—	8.0	27.8	1.8	37.6
Total revenues	2.4	2,221.6	540.2	(103.2)	2,661.0
Expenses
Benefits, claims and settlement expenses	—	1,413.7	88.3	(4.0)	1,498.0
Dividends to policyholders	—	74.0	—	—	74.0
Operating expenses	12.3	515.9	304.2	(77.7)	754.7
Total expenses	12.3	2,003.6	392.5	(81.7)	2,326.7

Income (loss) before income taxes	(9.9)	218.0	147.7	(21.5)	334.3

Income taxes (benefits)	(4.0)	50.1	23.0	(0.1)	69.0
Equity in the net income of subsidiaries	271.2	73.5	146.5	(491.2)	—

Net income	265.3	241.4	271.2	(512.6)	265.3
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$257.1	$241.4	$271.2	$(512.6)	$257.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(7.6)	$900.0	$125.4	$(20.0)	$997.8
Investing activities
Available-for-sale securities:
Purchases	—	(1,814.2)	(81.2)	(10.4)	(1,905.8)
Sales	—	87.7	33.1	—	120.8
Maturities	—	976.1	67.9	—	1,044.0
Mortgage loans acquired or originated	—	(422.4)	(44.6)	35.1	(431.9)
Mortgage loans sold or repaid	—	237.9	73.8	(25.1)	286.6
Real estate acquired	—	(0.2)	(6.0)	—	(6.2)
Real estate sold	—	—	17.2	—	17.2
Net purchases of property and equipment	—	(20.1)	(6.0)	—	(26.1)
Dividends received from (contributions to) unconsolidated entities	6.1	(13.6)	7.3	0.2	—
Net change in other investments	—	(16.0)	(92.2)	40.8	(67.4)
Net cash provided by (used in) investing activities	6.1	(984.8)	(30.7)	40.6	(968.8)
Financing activities
Issuance of common stock	9.3	—	—	—	9.3
Acquisition of treasury stock	(6.1)	—	—	—	(6.1)
Proceeds from financing element derivatives	—	43.0	—	—	43.0
Payments for financing element derivatives	—	(37.5)	—	—	(37.5)
Excess tax benefits from share-based payment arrangements	—	1.0	1.5	—	2.5
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	9.4	(8.4)	1.0
Principal repayments of long-term debt	—	—	(4.9)	—	(4.9)
Net repayments of short-term borrowings	—	—	(122.9)	1.4	(121.5)
Dividends paid to parent	—	(7.3)	7.5	(0.2)	—
Investment contract deposits	—	2,283.5	—	—	2,283.5
Investment contract withdrawals	—	(2,599.1)	—	—	(2,599.1)
Net increase in banking operation deposits	—	—	186.9	—	186.9
Other	—	(1.6)	—	—	(1.6)
Net cash provided by (used in) financing activities	(5.0)	(318.0)	77.5	(7.2)	(252.7)
Net increase (decrease) in cash and cash equivalents	(6.5)	(402.8)	172.2	13.4	(223.7)
Cash and cash equivalents at beginning of period	(3.2)	927.8	536.4	(116.6)	1,344.4
Cash and cash equivalents at end of period	$(9.7)	$525.0	$708.6	$(103.2)	$1,120.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$—	$884.2	$650.7	$(310.0)	$1,224.9
Investing activities
Available-for-sale securities:
Purchases	—	(2,108.9)	(282.3)	32.7	(2,358.5)
Sales	—	729.2	68.5	—	797.7
Maturities	—	1,211.2	78.2	—	1,289.4
Mortgage loans acquired or originated	—	(575.2)	(130.1)	25.5	(679.8)
Mortgage loans sold or repaid	—	334.8	36.9	(21.9)	349.8
Real estate acquired	—	(11.4)	(5.2)	—	(16.6)
Real estate sold	—	—	0.5	—	0.5
Net purchases of property and equipment	—	(9.6)	(3.8)	—	(13.4)
Dividends received from (contributions to) unconsolidated entities	256.2	(91.0)	6.2	(171.4)	—
Net change in other investments	—	(126.5)	(57.0)	115.9	(67.6)
Net cash provided by (used in) investing activities	256.2	(647.4)	(288.1)	(19.2)	(698.5)
Financing activities
Issuance of common stock	18.0	—	—	—	18.0
Acquisition of treasury stock	(106.1)	—	—	—	(106.1)
Proceeds from financing element derivatives	—	60.7	—	—	60.7
Payments for financing element derivatives	—	(54.6)	—	—	(54.6)
Excess tax benefits from share-based payment arrangements	—	2.8	1.7	—	4.5
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	11.3	(7.1)	4.2
Principal repayments of long-term debt	—	(0.1)	(9.9)	—	(10.0)
Net proceeds (repayments) of short-term borrowings	—	—	9.0	(34.0)	(25.0)
Capital dividends paid to parent	—	(6.2)	(165.2)	171.4	—
Investment contract deposits	—	2,044.4	—	—	2,044.4
Investment contract withdrawals	—	(2,605.3)	—	—	(2,605.3)
Net increase in banking operation deposits	—	—	45.0	—	45.0
Net cash used in financing activities	(104.6)	(558.3)	(108.1)	130.3	(640.7)
Discontinued operations
Net cash provided by operating activities	—	—	0.6	—	0.6
Net cash used in investing activities	—	—	(0.5)	—	(0.5)
Net cash used in financing activities	—	—	(0.1)	—	(0.1)
Cash provided by discontinued operations	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	151.6	(321.5)	254.5	(198.9)	(114.3)
Cash and cash equivalents at beginning of period	30.9	1,399.8	261.1	(101.0)	1,590.8
Cash and cash equivalents at end of period	$182.5	$1,078.3	$515.6	$(299.9)	$1,476.5
Cash and cash equivalents of discontinued operations included above:
At beginning of year	—	—	(0.7)	—	(0.7)
At end of year	—	—	(0.7)	—	(0.7)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
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

The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and PFG as of March 31, 2008, and December 31, 2007, and for the three months ended March 31, 2008, and 2007.

Condensed Consolidating Statements of Financial Position
March 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$46,631.2	$—	$46,631.2
Fixed maturities, trading	—	—	534.6	—	534.6
Equity securities, available-for-sale	—	—	268.6	—	268.6
Equity securities, trading	—	—	250.1	—	250.1
Mortgage loans	—	—	12,876.7	—	12,876.7
Real estate	—	—	864.8	—	864.8
Policy loans	—	—	883.6	—	883.6
Investment in unconsolidated entities	7,468.7	8,098.8	510.9	(15,567.3)	511.1
Other investments	—	56.9	2,046.6	(24.8)	2,078.7
Cash and cash equivalents	(9.7)	307.5	1,436.8	(613.9)	1,120.7
Accrued investment income	—	—	796.8	—	796.8
Premiums due and other receivables	—	1.7	949.8	(11.1)	940.4
Deferred policy acquisition costs	—	—	3,076.3	—	3,076.3
Property and equipment	—	—	481.5	—	481.5
Goodwill	—	—	381.4	—	381.4
Other intangibles	—	—	998.1	—	998.1
Separate account assets	—	—	76,897.7	—	76,897.7
Other assets	6.4	9.9	2,367.9	24.7	2,408.9
Total assets	$7,465.4	$8,474.8	$152,253.4	$(16,192.4)	$152,001.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)
March 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Liabilities
Contractholder funds	$—	$—	$40,994.6	$—	$40,994.6
Future policy benefits and claims	—	—	18,899.9	—	18,899.9
Other policyholder funds	—	—	550.1	—	550.1
Short-term debt	—	150.0	327.8	(302.7)	175.1
Long-term debt	601.8	454.8	350.0	—	1,406.6
Income taxes currently payable (receivable)	(8.0)	(1.4)	12.2	42.7	45.5
Deferred income taxes	(14.1)	19.3	211.5	(14.8)	201.9
Separate account liabilities	—	—	76,897.7	—	76,897.7
Other liabilities	43.6	383.4	5,910.8	(350.1)	5,987.7
Total liabilities	623.3	1,006.1	144,154.6	(624.9)	145,159.1
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	—	17.8	(17.8)	3.9
Additional paid-in capital	8,326.1	7,775.7	7,143.0	(14,918.7)	8,326.1
Retained earnings	3,589.4	33.4	1,265.0	(1,298.4)	3,589.4
Accumulated other comprehensive loss	(359.1)	(340.4)	(325.0)	665.4	(359.1)
Treasury stock, at cost	(4,718.3)	—	(2.0)	2.0	(4,718.3)
Total stockholders’ equity	6,842.1	7,468.7	8,098.8	(15,567.5)	6,842.1
Total liabilities and stockholders’ equity	$7,465.4	$8,474.8	$152,253.4	$(16,192.4)	$152,001.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position

December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$46,738.9	$—	$46,738.9
Fixed maturities, trading	—	—	529.3	—	529.3
Equity securities, available-for-sale	—	—	316.4	—	316.4
Equity securities, trading	—	—	269.8	—	269.8
Mortgage loans	—	—	12,659.6	—	12,659.6
Real estate	—	—	862.5	—	862.5
Policy loans	—	—	869.9	—	869.9
Investment in unconsolidated entities	8,031.2	8,713.7	490.7	(16,744.9)	490.7
Other investments	—	41.9	1,595.1	(9.1)	1,627.9
Cash and cash equivalents	(3.2)	349.1	1,665.1	(666.6)	1,344.4
Accrued investment income	—	—	774.1	—	774.1
Premiums due and other receivables	0.9	7.7	951.8	(9.2)	951.2
Deferred policy acquisition costs	—	—	2,810.1	—	2,810.1
Property and equipment	—	—	469.0	—	469.0
Goodwill	—	—	374.7	—	374.7
Other intangibles	—	—	1,006.9	—	1,006.9
Separate account assets	—	—	80,486.8	—	80,486.8
Other assets	6.3	9.0	1,897.5	25.2	1,938.0
Total assets	$8,035.2	$9,121.4	$154,768.2	$(17,404.6)	$154,520.2
Liabilities
Contractholder funds	$—	$—	$40,288.9	$—	$40,288.9
Future policy benefits and claims	—	—	18,454.7	—	18,454.7
Other policyholder funds	—	—	540.5	—	540.5
Short-term debt	—	233.2	402.1	(344.5)	290.8
Long-term debt	601.8	454.7	342.3	—	1,398.8
Income taxes currently payable (receivable)	(7.0)	(2.4)	12.2	38.8	41.6
Deferred income taxes	(6.2)	17.0	576.3	(10.8)	576.3
Separate account liabilities	—	—	80,486.8	—	80,486.8
Other liabilities	24.9	387.7	4,950.7	(343.2)	5,020.1
Total liabilities	613.5	1,090.2	146,054.5	(659.7)	147,098.5
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	—	17.8	(17.8)	3.9
Additional paid-in capital	8,295.4	7,760.7	7,125.6	(14,886.3)	8,295.4
Retained earnings (deficit)	3,414.3	(156.7)	1,135.0	(978.3)	3,414.3
Accumulated other comprehensive income	420.2	427.2	437.3	(864.5)	420.2
Treasury stock, at cost	(4,712.2)	—	(2.0)	2.0	(4,712.2)
Total stockholders’ equity	7,421.7	8,031.2	8,713.7	(16,744.9)	7,421.7
Total liabilities and stockholders’ equity	$8,035.2	$9,121.4	$154,768.2	$(17,404.6)	$154,520.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,053.0	$—	$1,053.0
Fees and other revenues	—	0.1	617.0	(3.7)	613.4
Net investment income (loss)	—	(1.1)	961.4	—	960.3
Net realized/unrealized capital losses	—	(0.3)	(125.7)	—	(126.0)
Total revenues	—	(1.3)	2,505.7	(3.7)	2,500.7
Expenses
Benefits, claims and settlement expenses	—	—	1,472.0	—	1,472.0
Dividends to policyholders	—	—	70.8	—	70.8
Operating expenses	12.4	11.3	725.9	(3.7)	745.9
Total expenses	12.4	11.3	2,268.7	(3.7)	2,288.7

Income (loss) before income taxes	(12.4)	(12.6)	237.0	—	212.0

Income taxes (benefits)	(5.6)	(4.5)	39.7	—	29.6
Equity in the net income of subsidiaries	189.2	197.3	—	(386.5)	—
Net income	182.4	189.2	197.3	(386.5)	182.4
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$174.2	$189.2	$197.3	$(386.5)	$174.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,107.7	$—	$1,107.7
Fees and other revenues	—	—	595.0	(2.5)	592.5
Net investment income (loss)	2.4	(0.6)	921.3	0.1	923.2
Net realized/unrealized capital gains	—	2.2	35.4	—	37.6
Total revenues	2.4	1.6	2,659.4	(2.4)	2,661.0
Expenses
Benefits, claims and settlement expenses	—	—	1,498.0	—	1,498.0
Dividends to policyholders	—	—	74.0	—	74.0
Operating expenses	12.3	10.1	734.7	(2.4)	754.7
Total expenses	12.3	10.1	2,306.7	(2.4)	2,326.7

Income (loss) before income taxes	(9.9)	(8.5)	352.7	—	334.3

Income taxes (benefits)	(4.0)	(2.2)	75.2	—	69.0
Equity in the net income of subsidiaries	271.2	277.5	—	(548.7)	—
Net income	265.3	271.2	277.5	(548.7)	265.3
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$257.1	$271.2	$277.5	$(548.7)	$257.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(7.6)	$(22.1)	$996.1	$31.4	$997.8
Investing activities
Available-for-sale securities:
Purchases	—	—	(1,905.8)	—	(1,905.8)
Sales	—	—	120.8	—	120.8
Maturities	—	—	1,044.0	—	1,044.0
Mortgage loans acquired or originated	—	—	(431.9)	—	(431.9)
Mortgage loans sold or repaid	—	—	286.6	—	286.6
Real estate acquired	—	—	(6.2)	—	(6.2)
Real estate sold	—	—	17.2	—	17.2
Net purchases of property and equipment	—	—	(26.1)	—	(26.1)
Dividends received from unconsolidated entities	6.1	51.7	—	(57.8)	—
Net change in other investments	—	18.4	(65.4)	(20.4)	(67.4)
Net cash provided by (used in) investing activities	6.1	70.1	(966.8)	(78.2)	(968.8)
Financing activities
Issuance of common stock	9.3	—	—	—	9.3
Acquisition of treasury stock	(6.1)	—	—	—	(6.1)
Proceeds from financing element derivatives	—	—	43.0	—	43.0
Payments for financing element derivatives	—	—	(37.5)	—	(37.5)
Excess tax benefits from share-based payment arrangements	—	—	2.5	—	2.5
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	1.0	—	1.0
Principal repayments of long-term debt	—	—	(4.9)	—	(4.9)
Net repayments of short-term borrowings	—	(83.5)	(79.7)	41.7	(121.5)
Dividends paid to parent	—	(6.1)	(51.7)	57.8	—
Investment contract deposits	—	—	2,283.5	—	2,283.5
Investment contract withdrawals	—	—	(2,599.1)	—	(2,599.1)
Net increase in banking operation deposits	—	—	186.9	—	186.9
Other	—	—	(1.6)	—	(1.6)
Net cash used in financing activities	(5.0)	(89.6)	(257.6)	99.5	(252.7)
Net decrease in cash and cash equivalents	(6.5)	(41.6)	(228.3)	52.7	(223.7)
Cash and cash equivalents at beginning of period	(3.2)	349.1	1,665.1	(666.6)	1,344.4
Cash and cash equivalents at end of period	$(9.7)	$307.5	$1,436.8	$(613.9)	$1,120.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$—	$615.7	$864.5	$(255.3)	$1,224.9
Investing activities
Available-for-sale securities:
Purchases	—	—	(2,358.5)	—	(2,358.5)
Sales	—	1.3	796.4	—	797.7
Maturities	—	—	1,289.4	—	1,289.4
Mortgage loans acquired or originated	—	—	(679.8)	—	(679.8)
Mortgage loans sold or repaid	—	—	349.8	—	349.8
Real estate acquired	—	—	(16.6)	—	(16.6)
Real estate sold	—	—	0.5	—	0.5
Net purchases of property and equipment	—	—	(13.4)	—	(13.4)
Dividends received from (paid to) unconsolidated entities	256.2	(49.7)	—	(206.5)	—
Net change in other investments	—	(4.8)	(52.0)	(10.8)	(67.6)
Net cash provided by (used in) investing activities	256.2	(53.2)	(684.2)	(217.3)	(698.5)
Financing activities
Issuance of common stock	18.0	—	—	—	18.0
Acquisition of treasury stock	(106.1)	—	—	—	(106.1)
Proceeds from financing element derivatives	—	—	60.7	—	60.7
Payments for financing element derivatives	—	—	(54.6)	—	(54.6)
Excess tax benefits from share-based payment arrangements	—	—	4.5	—	4.5
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	4.2	—	4.2
Principal repayments of long-term debt	—	—	(10.0)	—	(10.0)
Net proceeds (repayments) of short-term borrowings	—	—	7.9	(32.9)	(25.0)
Dividends received from (paid to) parent	—	(256.2)	49.7	206.5	—
Investment contract deposits	—	—	2,044.4	—	2,044.4
Investment contract withdrawals	—	—	(2,605.3)	—	(2,605.3)
Net increase in banking operation deposits	—	—	45.0	—	45.0
Net cash used in financing activities	(104.6)	(256.2)	(453.5)	173.6	(640.7)
Discontinued operations
Net cash provided by operating activities	—	—	0.6	—	0.6
Net cash used in investing activities	—	—	(0.5)	—	(0.5)
Net cash used in financing activities	—	—	(0.1)	—	(0.1)
Cash provided by discontinued operations	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	151.6	306.3	(273.2)	(299.0)	(114.3)
Cash and cash equivalents at beginning of period	30.9	129.2	2,031.3	(600.6)	1,590.8
Cash and cash equivalents at end of period	$182.5	$435.5	$1,758.1	$(899.6)	$1,476.5
Cash and cash equivalents of discontinued operations included above:
At beginning of year	—	—	(0.7)	—	(0.7)
At end of year	—	—	(0.7)	—	(0.7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2008, compared with December 31, 2007, and our consolidated results of operations for the three months ended March 31, 2008 and 2007, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2007, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

Forward-Looking Information

Our narrative analysis below contains forward-looking statements intended to enhance the reader’s ability to assess our future financial performance. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance.

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management (“AUM”); (2) our investment portfolio is subject to several risks which may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (3) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (4) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (5) unforeseen increases in cash outflows may negatively impact our liquidity; (6) our efforts to reduce the impact of interest rate changes on our profitability and retained earnings may not be effective; (7) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (8) our international businesses face political, legal and other risks that could reduce our profitability in those businesses; (9) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (10) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (11) the pattern of amortizing our DPAC and other actuarial balances on our investment contract, participating life insurance and universal life-type products may change, impacting both the level of the asset and the timing of our net income; (12) we may need to fund deficiencies in our closed block (“Closed Block”) assets; (13) a pandemic, terrorist attack or other catastrophic event could adversely affect our net income; (14) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and profitability; (15) we face risks arising from acquisitions of businesses; (16) changes in laws, regulations or accounting standards may reduce our profitability; (17) a computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our earnings; (18) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (19) fluctuations in foreign currency exchange rates could reduce our profitability; (20) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests and (21) our financial results may be adversely impacted by global climate changes.

Overview

We provide financial products and services through the following reportable segments:

•                  U.S. Asset Accumulation, which consists of our asset accumulation operations that provide retirement and related financial products and services. We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses. We offer to businesses products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, non-qualified executive benefit plans and employee stock ownership plan consulting services. We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals.

•                  Global Asset Management, which consists of our asset management operations conducted through Principal Global Investors and its affiliates.  Global Asset Management offers an extensive range of equity, fixed income and real estate investments as well as specialized overlay and advisory services to institutional investors.

•                  International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, mutual funds, institutional asset management and life insurance accumulation products through operations in Brazil, Chile, China, Hong Kong, India, Malaysia and Mexico.

•                  Life and Health Insurance, which provides individual life insurance, group health insurance as well as specialty benefits in the U.S. Our individual life insurance products include universal and variable universal life insurance and traditional life insurance. Our health insurance products include group medical insurance and fee-for-service claims administration and wellness services. Our specialty benefits products include group dental and vision insurance, individual and group disability insurance and group life insurance.

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

Transactions Affecting Comparability of Results of Operations

Acquisitions

We acquired the following businesses, among others, during 2008 and 2007:

Morley Financial Services, Inc. On August 31, 2007, we acquired Morley Financial Services, Inc. (“Morley Financial Services”) from Nationwide Mutual Insurance Company, for $75.0 million in cash, subject to closing adjustments.  Morley Financial Services is a stable value asset manager with approximately $14.0 billion in institutional AUM as of August 31, 2007. The operations of Morley Financial Services are reported and consolidated in our Global Asset Management segment.

Other

SBB Mutual Berhad and SBB Asset Management Sdn Bhd.  On February 5, 2007, we invested approximately U.S. $55.1 million to retain our 40% ownership interest in CIMB-Principal, our joint venture company in Malaysia, as a result of its decision to purchase the mutual fund and asset management companies of the former Southern Bank Bhd (“SBB”) Mutual Berhad and SBB Asset Management Sdn Bhd.  The results of our SBB acquisition are reported in our International Asset Management and Accumulation segment.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated net income. Our consolidated net income was positively impacted by $5.8 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Stock-Based Compensation Plans.”

Defined Benefit Pension Expense

The 2008 annual pension benefit expense for substantially all of our employees and certain agents is expected to be $12.3 million pre-tax, which is an $11.7 million decrease from the 2007 pre-tax pension expense of $24.0 million. This decrease is due to the increase in discount rate and greater than estimated returns on plan assets. Approximately $3.1 million of pre-tax pension expense was reflected in the determination of net income for the three months ended March 31, 2008.  In addition, approximately $3.1 million of pre-tax pension expense will be reflected in each of the following three quarters for 2008. The discount rate used to develop the 2008 expense was raised to 6.3%, up from the 6.15% discount rate used to develop the 2007 expense. The long-term asset assumption remained at 8.25%.

Recent Accounting Pronouncements

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,		Increase (decrease)
	2008	2007	2008 vs. 2007
	(in millions)
Revenues:
Premiums and other considerations	$1,053.0	$1,107.7	$(54.7)
Fees and other revenues	613.4	592.5	20.9
Net investment income	960.3	923.2	37.1
Net realized/unrealized capital gains (losses)	(126.0)	37.6	(163.6)
Total revenues	2,500.7	2,661.0	(160.3)
Expenses:
Benefits, claims and settlement expenses	1,472.0	1,498.0	(26.0)
Dividends to policyholders	70.8	74.0	(3.2)
Operating expenses	745.9	754.7	(8.8)
Total expenses	2,288.7	2,326.7	(38.0)
Income before income taxes	212.0	334.3	(122.3)
Income taxes	29.6	69.0	(39.4)
Net income	182.4	265.3	(82.9)
Preferred stock dividends	8.2	8.2	—
Net income available to common stockholders	$174.2	$257.1	$(82.9)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Income Available to Common Stockholders

Net income available to common stockholders for the three months ended March 31, 2008, includes $41.0 million of after-tax realized capital losses related to other than temporary impairments of fixed maturity and equity securities compared to after-tax realized capital losses of $0.5 million for the three months ended March 31, 2007.  Excluding the after-tax impacts of other than temporary impairments and increased realized/unrealized capital losses on derivatives, net income available to common stockholders decreased $16.8 million, as decreased earnings in the Global Asset Management, U.S.

Asset Accumulation and Corporate and Other segments were partially offset by increased earnings in the Life and Health Insurance and International Asset Management and Accumulation segments.  See segment discussion for more details.

Total Revenues

Premiums and other considerations decreased $37.4 million for the Life and Health Insurance segment primarily due to a decline in covered members in our health insurance business.   In addition, premiums decreased $11.9 million for the U.S. Asset Accumulation segment, primarily resulting from a decrease in sales of full service payout annuities with life contingencies, which was partially offset by an increase in sales of individual payout annuities with life contingencies from certain distribution channels.

Fees increased $12.8 million for the Global Asset Management segment due to continued growth in our fee mandate business resulting from growth in AUM which was partially offset by a decrease in fees from our spread and securitization business related to lower loan volumes in 2008 compared to 2007.  In addition, fees for the Life and Health Insurance segment increased $12.3 million primarily due to growth in the individual universal life and variable universal life lines of business.

Net investment income increased primarily due to a $3,610.3 million increase in average invested assets and cash.  This increase was partially offset by a decrease in the average annualized yield on invested assets and cash. The average annualized yield on invested assets and cash was 5.8% for the three months ended March 31, 2008, compared to 5.9% for the three months ended March 31, 2007.

Net realized/unrealized capital gains (losses) can be volatile due to other than temporary impairments of invested assets, mark to market adjustments of certain invested assets and our decision to sell appreciated invested assets.  Net realized/unrealized capital losses increased primarily due to higher other than temporary impairments, net of recoveries from sales, on fixed maturity and equity securities and mark to market losses on derivatives.  For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $76.3 million for the Life and Health Insurance segment primarily due to a decrease in average covered members and favorable prior period claim development in our health insurance business relative to the same period a year ago. Partially offsetting this decrease was a $25.8 million increase from the International Asset Management and Accumulation segment, primarily a result of the strengthening of the Chilean peso versus the U.S. dollar and higher interest crediting rates to customers, which were partially offset by a lower change in reserves due to decreased sales of single premium annuities with life contingencies in Chile.  In addition, benefit expense for the U.S. Asset Accumulation segment increased $24.8 million, primarily due to an increase in cost of interest credited resulting from a growing block of fixed deferred annuities.

Operating expenses decreased $23.0 million for the Corporate and Other segment in part due to a decline in amounts credited to employee accounts in a nonqualified defined contribution plan, which was offset by a corresponding reduction in net realized capital gains related to the assets backing this nonqualified plan.  The decline in operating expenses for the Corporate and Other segment was also due in part to a change in the estimated loss related to a prior year legal contingency.  Partially offsetting these decreases was an $8.1 million increase in the Global Asset Management segment due to continued growth in staff and staff related costs resulting from continued growth in AUM.  In addition, operating expenses for the Life and Health Insurance segment increased $3.5 million primarily due to higher claims related DPAC amortization related to our individual life insurance business, higher non-deferred sales-related expenses due to an increase in individual universal life insurance sales and growth from our specialty benefits insurance business.  The increase in Life and Health Insurance operating expenses was partially offset by a decrease in our health insurance business due to staff and other reductions associated with the decline in insured medical and fee-for-service medical covered members.

Income Taxes

The effective income tax rates were 14% and 21% for the three months ended March 31, 2008 and 2007, respectively. The effective income tax rate for the three months ended March 31, 2008, was lower than the U.S. corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and the release of state deferred income tax liabilities associated with a reorganization of certain subsidiaries.  The effective income tax rate for the three months ended March 31, 2007 was lower than the U.S. corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax credits received on our investment in a synthetic fuel production facility and interest exclusion from taxable income.  The effective income tax rate decreased to 14% in 2008 from 21% in 2007, primarily due to the release of state deferred income tax liabilities associated with a reorganization of certain subsidiaries.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Segment Information.”

U.S. Asset Accumulation Segment

U.S. Asset Accumulation Segment Summary Financial Data

Account values are a key indicator of earnings growth for the segment, as account values are the asset base by which the segment generates much of its fee and spread-based revenues.  Net cash flow and market performance are the two main drivers of account value growth.  Net cash flow reflects the segment’s ability to attract and retain client deposits.  Market performance reflects not only the equity market performance, but also the investment performance of fixed income investments supporting our spread business.  The percentage growth in earnings of the businesses that make up this segment should closely track the percentage growth in account values. This segment’s trend may vary due to changes in business and/or product mix.

The following table presents the U.S. Asset Accumulation account value rollforward for the periods indicated:

	For the three months ended March 31,
	2008	2007
	(in billions)
Account values, beginning of period	$180.8	$163.3
Net cash flow	3.2	1.5
Credited investment performance	(8.4)	2.9
Other	(1.1)	—
Account values, end of period	$174.5	$167.7

The following table presents certain summary financial data relating to the U.S. Asset Accumulation segment for the periods indicated:

	For the three months ended March 31,		Increase (decrease)
	2008	2007	2008 vs. 2007
	(in millions)
Operating revenues:
Premiums and other considerations	$123.3	$135.2	$(11.9)
Fees and other revenues	381.5	383.3	(1.8)
Net investment income	699.9	660.6	39.3
Total operating revenues	1,204.7	1,179.1	25.6
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	656.8	631.6	25.2
Operating expenses	370.6	356.6	14.0
Total expenses	1,027.4	988.2	39.2
Operating earnings before income taxes	177.3	190.9	(13.6)
Income taxes	38.2	36.2	2.0
Operating earnings	$139.1	$154.7	$(15.6)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Operating Earnings

U.S. Asset Accumulation operating earnings decreased primarily due to a $14.3 million decrease in full service accumulation’s operating earnings. The growth in operating earnings generated from the increased account values was slowed by a change in the mix of investments and products within full service accumulation. In addition, operating earnings growth for this business was reduced by a decline in the benefits associated with the dividends received deduction and market value adjustments on customer withdrawals stemming from a declining interest rate environment. Partially offsetting the decrease in operating earnings within full service accumulation was a reduction in DPAC amortization due to favorable experience that more than offset the impact of poor equity markets.

Operating Revenues

Premiums decreased $49.4 million in our full service payout business primarily due to a decrease in sales of annuities with life contingencies.  The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.  Partially offsetting this decrease was a $37.5 million increase in our individual payout annuity business primarily due to increased sales of annuities with life contingencies from certain distribution channels.

Fees in Principal Funds, our mutual fund business, decreased $4.6 million primarily due to a change in investment options, as fund investors are moving to non-equity investments. In addition, full service accumulation fees decreased $3.3 million, as an increase in fees associated with an increase in average account values was more than offset by a reduction in amortization of unearned revenues and, to a lesser extent, market value adjustments on customer withdrawals stemming from a declining interest rate environment.

Net investment income increased primarily due to a $2,943.3 million increase in average invested assets and cash for the segment. The increase was partially offset by a decrease in the average annualized yield on invested assets and cash, which was 5.6% for the three months ended March 31, 2008, and 5.8% for the three months ended March 31, 2007.

Total Expenses

Benefits, claims and settlement expenses, including dividends to policyholders, increased $65.9 million in our individual annuities business due to an increase in the change in reserves resulting from higher sales of our payout annuities with life contingencies and, to a lesser extent, an increase in cost of interest credited resulting from a growing block of fixed deferred annuities. Partially offsetting the overall increase was a $48.3 million decrease in our full service payout benefits, claims and settlement expenses primarily due to a decrease in the change in reserves resulting from lower sales of annuities with life contingencies.

Operating expenses increased $5.7 million in our individual annuity business, primarily due to higher DPAC true-up amortization impacts resulting from a significant decrease in the equity markets in 2008. Full service accumulation operating expenses increased $4.4 million primarily due to an increase in staff related costs and an increase in investment management fees stemming from an increase in average account values, which was partially offset by a reduction in DPAC amortization due to favorable experience that more than offset the impact of poor equity markets. In addition, our investment only operating expenses increased $2.6 million primarily due to an increase in DPAC amortization.

Income Taxes

The effective income tax rates for this segment were 22% and 19% for the three months ended March 31, 2008 and 2007, respectively. The effective income tax rates for the three months ended March 31, 2008 and 2007, were lower than the corporate income tax rate of 35% as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

Global Asset Management Segment

Global Asset Management Segment Summary Financial Data

AUM is a key indicator of earnings growth for our Global Asset Management segment, as AUM is the base by which we generate fee mandate revenues.  Net cash flow and market performance are the two main drivers of AUM growth.  Net cash flow reflects our ability to attract and retain client deposits.  Market performance reflects equity, fixed income and real estate market performance.  The percentage growth in earnings of the segment will generally track with the percentage growth in AUM.  This trend may vary due to changes in business and/or product mix.

The following table provides the AUM rollforward for assets managed by Global Asset Management for the periods indicated:

	For the three months ended March 31,
	2008	2007
	(in billions)
AUM, beginning of period	$236.0	$191.4
Net cash flow	3.4	4.4
Investment performance	(7.7)	3.7
Other	(1.8)	4.2
AUM, end of period	$229.9	$203.7

In our spread and securitization business, we have an equity method investee that originates commercial mortgage loans, warehouses pool loans and facilitates the issuance of commercial mortgage-backed securities (“CMBS”).  Due to the nature of these operations, AUM is not a key indicator of earnings growth for the spread and securitization business.

The following table presents certain summary financial data relating to the Global Asset Management segment for the periods indicated:

	For the three months ended March 31,		Increase (decrease)
	2008	2007	2008 vs. 2007
	(in millions)
Operating revenues:
Fees and other revenues	$135.1	$122.3	$12.8
Net investment income (loss)	(16.8)	12.5	(29.3)
Total operating revenues	118.3	134.8	(16.5)
Expenses:
Total expenses	114.1	98.1	16.0
Operating earnings before income taxes	4.2	36.7	(32.5)
Income taxes	1.5	13.0	(11.5)
Operating earnings	$2.7	$23.7	$(21.0)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Operating Earnings

Operating earnings in our spread and securitization business decreased $23.2 million driven in large part by volatile spread movement in the first quarter of 2008 resulting in mark to market losses on the mortgage loan inventory.  Partially offsetting this decrease in operating earnings was an increase of $2.2 million in our fee mandate business primarily due to growth in AUM.

Operating Revenues

Fees in our fee mandate business increased $19.6 million due to continued growth in management fees across all lines of business resulting from growth in AUM, in addition to the acquisition of Morley Financial Services.  This growth was partially offset by a $6.8 million decrease in fees within our spread and securitization business resulting from lower loan and securitization volumes in 2008 compared to 2007.

Net investment income decreased $29.3 million in our spread and securitization business due to the continued adverse global credit market conditions which impacted the CMBS market in the first quarter of 2008.

Total Expenses

Total expenses increased $16.4 million in our fee mandate business due to growth in staff and staff related costs resulting from continued growth in AUM and the acquisition of Morley Financial Services.

Income Taxes

The effective income tax rates for the segment were 36% and 35% for the three months ended March 31, 2008 and 2007, respectively.  The effective income tax rate for the three months ended March 31, 2008, was higher than the U.S. corporate income tax rate of 35%, primarily due to state taxes incurred by Morley Financial Services.

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

The following table presents the International Asset Management and Accumulation AUM rollforward for the periods indicated:

	For the three months ended March 31,
	2008	2007
	(in billions)
AUM, beginning of period	$28.7	$19.1
Net cash flow	0.7	(0.1)
Investment performance	(0.3)	0.5
Effect of exchange rates	1.3	0.3
Other (1)	(0.2)	2.2
AUM, end of period	$30.2	$22.0

(1)             Other increases to AUM include $2.2 billion in 2007 related to our SBB acquisition in Malaysia.

The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the periods indicated:

	For the three months ended March 31,		Increase (decrease)
	2008	2007	2008 vs. 2007
	(in millions)
Operating revenues:
Premiums and other considerations	$42.8	$48.2	$(5.4)
Fees and other revenues	35.3	31.0	4.3
Net investment income	105.6	62.1	43.5
Total operating revenues	183.7	141.3	42.4
Expenses:
Benefits, claims and settlement expenses	111.5	85.6	25.9
Operating expenses	36.3	34.8	1.5
Total expenses	147.8	120.4	27.4
Operating earnings before income taxes	35.9	20.9	15.0
Income taxes	4.2	1.6	2.6
Operating earnings	$31.7	$19.3	$12.4

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Operating Earnings

Operating earnings increased $5.9 million primarily due to higher annualized investment yields in Chile coupled with AUM growth in Chile and Hong Kong, as well as in our equity method investments in China and Malaysia.  Operating earnings increased $3.9 million primarily due to the strengthening of the Brazilian real and Chilean peso versus the U.S. dollar.  Operating earnings in Mexico increased $2.4 million primarily related to lower operating expenses.

Operating Revenues

Premiums in Chile decreased $3.5 million, as lower sales of single premium annuities with life contingencies due to market pressure were partially offset by the strengthening of the Chilean peso versus the U.S. dollar. In addition, premiums in Mexico decreased $1.9 million resulting from lower sales of single premium annuities with life contingencies due to our decision in 2007 to not sell these annuities in Mexico at this time.

Fees and other revenues in our Hong Kong, Chile and Mexico operations increased primarily due to growth in AUM in these countries.  The strengthening of foreign currencies in Chile, India and Mexico relative to the U.S. dollar also contributed to the increase in fees.

Net investment income increased primarily due to a higher annualized yield on average invested assets and cash, excluding our equity method investments.  To a lesser extent, the increase was due to strengthening of the Chilean peso versus the U.S. dollar coupled with a $782.1 million increase in average invested assets and cash, excluding our equity method investments.  The annualized yield on average invested assets and cash, excluding our equity method investments, was 8.7% for the three months ended March 31, 2008, compared to 6.2% for the three months ended March 31, 2007.

Total Expenses

Benefits, claims and settlement expenses increased $27.2 million in Chile, primarily due to the strengthening of the Chilean peso versus the U.S. dollar and higher interest crediting rates to customers, which were partially offset by a lower change in reserves due to decreased sales of single premium annuities with life contingencies.

Operating expenses within our international operations increased primarily due to the strengthening of the Chilean peso versus the U.S. dollar.

Income Taxes

The effective income tax rates for the segment were 12% and 8% for the three months ended March 31, 2008 and 2007, respectively.  The effective income tax rates for the three months ended March 31, 2008 and 2007, were lower than the U.S. corporate income tax rate of 35%, primarily due to taxes on our share of earnings generated from our equity method investments, which are included in net investment income, and the lower tax rates of foreign jurisdictions.

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

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated:

	Universal and variable universal life insurance	Traditional life insurance
For the three months ended	Fee revenues	Premiums
	(in millions)
March 31, 2008	$82.3	$148.3
March 31, 2007	65.7	152.6

Health Insurance Trends

We have experienced lower premium revenue as increases in premium per member have been more than offset by a decrease in covered members.

Our health insurance premium and fees were as follows for the periods indicated:

	Premium and fees
For the three months ended	Group medical insurance	Fee-for-service
	(in millions)
March 31, 2008	$419.7	$37.0
March 31, 2007	466.6	41.9

Specialty Benefits Insurance Trends

Premium and fee growth for our specialty benefits insurance business, while still positive, is slowing as competitive market conditions and pricing discipline result in slower sales and an increase in lapses.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated:

	Premium and fees
For the three months ended	Group dental and vision insurance	Group life insurance	Group disability insurance	Individual disability insurance
	(in millions)
March 31, 2008	$138.9	$86.1	$76.5	$41.8
March 31, 2007	132.3	83.7	72.5	38.2

Life and Health Insurance Segment Summary Financial Data

There are several key indicators for earnings growth in our Life and Health Insurance segment.  The ability of our distribution channels to generate new sales and retain existing business drives growth in our block of business, premium revenue and fee revenues.  Our earnings growth also depends on our ability to price our products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring and administering those products.  Factors impacting pricing decisions include competitive conditions, persistency, our ability to assess and manage trends in mortality and morbidity experience and our ability to manage operating expenses.

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

	For the three months ended March 31,		Increase (decrease)
	2008	2007	2008 vs. 2007
	(in millions)
Operating revenues:
Premiums and other considerations	$885.6	$923.0	$(37.4)
Fees and other revenues	131.0	118.7	12.3
Net investment income	171.0	170.7	0.3
Total operating revenues	1,187.6	1,212.4	(24.8)
Expenses:
Benefits, claims and settlement expenses	707.6	784.2	(76.6)
Dividends to policyholders	70.3	73.1	(2.8)
Operating expenses	291.0	287.5	3.5
Total expenses	1,068.9	1,144.8	(75.9)
Operating earnings before income taxes	118.7	67.6	51.1
Income taxes	39.5	22.1	17.4
Operating earnings	$79.2	$45.5	$33.7

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Operating Earnings

Operating earnings in our health insurance business increased $22.9 million primarily due to favorable prior period claim development relative to the same period a year ago and the effect of our margin improvement actions.  At the end of a reporting period, we recognize a liability for the estimate of claims incurred but not reported.  In subsequent periods, an adjustment of prior period claim development is made to reflect actual or updated estimates of incurred claims. Operating earnings increased $5.6 million in our specialty benefits insurance business primarily due to a favorable change in reserve assumptions related to our individual disability business and due to growth in the business. Additionally, operating earnings increased $5.2 million in our individual life insurance business due to a return to more normal lapse and death claims experience.

Operating Revenues

Premiums decreased $46.0 million in our health insurance business due to a reduction in covered members, which primarily resulted from pricing actions.  Furthermore, premiums decreased $7.7 million in our individual life insurance business due to the expected continued decline in our block of traditional life insurance business. Partially offsetting these decreases in premiums was an increase of $16.3 million in our specialty benefits insurance business as all product lines experienced moderate growth.

Fees and other revenues increased $17.8 million in our individual life insurance business due to growth in the universal life and variable universal life lines of business. Partially offsetting these increases in fees and other revenues was a decrease of $5.8 million in our health insurance business, largely due to a reclassification of the reimbursement of certain expenses from fee revenues to operating expenses.

Total Expenses

Benefits, claims and settlement expenses decreased $75.7 million in our health insurance business due to a decrease in average covered members and favorable prior period claim development relative to the same period a year ago.  This decrease was slightly offset by a moderate increase in claim costs per member.

Operating expenses increased $9.4 million in our individual life insurance business primarily due to higher claims related DPAC amortization and higher non-deferred sales-related expenses.  Additionally, operating expenses increased $6.6 million in our specialty benefits insurance business due to continued growth in the business.  Partially offsetting these increases was a $12.5 million decrease in our health insurance business due to staff and other reductions associated with the decline in insured medical and fee-for-service medical covered members and due to a reclassification of the reimbursement of certain expenses from fee revenues to operating expenses.

Income Taxes

The effective income tax rate for the segment was 33% for both the three months ended March 31, 2008 and 2007.   The effective income tax rates were lower than the U.S. corporate income tax rate of 35% as a result of interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate and Other Segment

Corporate and Other Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

	For the three months ended March 31,		Increase (decrease)
	2008	2007	2008 vs. 2007
	(in millions)
Operating revenues:
Total operating revenues	$(55.3)	$(43.9)	$(11.4)
Expenses:
Total expenses	(28.3)	(28.8)	0.5
Operating loss before income taxes and preferred stock dividends	(27.0)	(15.1)	(11.9)
Income taxes benefits	(23.8)	(16.9)	(6.9)
Preferred stock dividends	8.2	8.2	—
Operating loss	$(11.4)	$(6.4)	$(5.0)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Operating Loss

Operating loss increased primarily due to a decline in investment yields and the expiration of synthetic fuel tax credits as of December 31, 2007.  Also contributing to the increased operating loss was a decrease in average invested assets for the segment.  These increases were partially offset by the release of state deferred income tax liabilities following the reorganization of certain subsidiaries in the first quarter of 2008.

Operating Revenues

Operating revenues decreased primarily due to a decline in investment yields resulting from lower earnings from the joint venture real estate portfolio and the mark to market impacts on the underlying assets of certain equity method partnership interests. In addition, operating revenues decreased due to a lower average invested asset balance for the segment.  Further contributing to the decline in operating revenues was an increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.  These decreases were partially offset by lower investment expenses due to the unwinding of our variable interest in a synthetic fuel production facility in 2008.

Total Expenses

Total expenses increased due to higher interest expense related to federal income tax activities and interest expense on corporate debt, which were primarily offset by an increase in inter-segment eliminations included in this segment.

Income Taxes

Income tax benefits increased primarily due to the release of state deferred income tax liabilities associated with the reorganization of certain subsidiaries in the first quarter of 2008.  The increased tax benefits were offset in part by the reduction of synthetic fuel tax credits due to their expiration as of December 31, 2007.

Liquidity and Capital Resources

Liquidity and capital resources reflect the overall strength of a company and its ability to generate strong cash flows, borrow funds at a competitive rate and raise new capital to meet operating and growth needs.  Our legal entity organizational structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure.

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

The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, Principal Financial Group, Inc., to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs.  Dividends from Principal Life, our primary subsidiary, are limited by Iowa law.  Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year.

Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 2007 statutory results, Principal Life could pay approximately $686.5 million in stockholder dividends in 2008 without exceeding the statutory limitation. As of March 31, 2008, no dividends have been paid by Principal Life to its parent company.

Operations.  Historically, our primary consolidated cash flow sources have been premiums and fees from life and health insurance products, pension and annuity deposits, asset management fee revenues, administrative services fee revenues, income from investments and proceeds from the sales or maturity of investments. Cash outflows consist primarily of payment of benefits to policyholders and beneficiaries, income and other taxes, current operating expenses, payment of dividends to policyholders, payments in connection with investments acquired, payments made to acquire subsidiaries, payments relating to policy and contract surrenders, withdrawals, policy loans, interest expense and repayment of short-term debt and long-term debt.  Our investment strategies are generally intended to provide adequate funds to pay benefits without forced sales of investments. For a discussion of our investment objectives, strategies and a discussion of duration matching, see “Investments” as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk”.

Cash Flows.  Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to our discontinued operations, which were as follows:

	For the three months ended March 31,
	2008	2007
	(in millions)
Cash flows attributable to discontinued operations:
Net cash provided by operating activities	$—	$0.6
Net cash used in investing activities	—	(0.5)
Net cash used in financing activities	—	(0.1)
Net cash provided by discontinued operations	$—	$—

Net cash provided by operating activities was $997.8 million and $1,224.9 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in cash provided by operating activities was primarily related to fluctuations in operational receivables and payables.  Also contributing to the decrease in cash provided by operating activities was a decrease in net proceeds associated with mortgage loans held for sale activity due to the transition of our CMBS platform from Principal Commercial Funding to a newly created entity, Principal Commercial Funding II, which is accounted for under the equity method of accounting.

Net cash used in investing activities was $968.8 million and $698.5 million for the three months ended March 31, 2008 and 2007, respectively. The increase in cash used in investing activities between periods was primarily related to an increase in net purchases of available-for-sale securities, which was partially offset by a decrease in the net purchases of mortgage loans.

Net cash used in financing activities was $252.7 million and $640.7 million for the three months ended March 31, 2008 and 2007, respectively.  The decrease in cash used in financing activities is primarily due to an increase in net cash flows of investment contracts, an increase in bank deposits, as well as a reduction in treasury stock acquired in 2008 compared to 2007.  Partially offsetting these items was an increase in the net repayments of short-term borrowings.

Given the historical cash flow of our subsidiaries and the financial results of these subsidiaries, we believe the cash flow from our consolidated operating activities over the next year will provide sufficient liquidity for our operations, as well as satisfy interest payments and any payments related to debt servicing.

Shelf Registration.  As of March 31, 2008, there have been no significant changes to our shelf registration since December 31, 2007.

Short-Term Debt and Long-Term Debt.  The components of short-term debt as of March 31, 2008 and December 31, 2007, were as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Commercial paper	$150.0	$233.3
Other recourse short-term debt	25.1	57.5
Total short-term debt	$175.1	$290.8

As of March 31, 2008, there have been no significant changes to long-term debt since December 31, 2007.

Stockholders’ Equity.  For stockholder’s equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 5, Stockholders’ Equity”.

Contractual Obligations and Contractual Commitments

As of March 31, 2008, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2007.

Off-Balance Sheet Arrangements

Variable Interest Entities.  As of March 31, 2008, there have been no significant changes to our variable interest entities since December 31, 2007.

Guarantees and Indemnifications.  For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications”.

Fair Value Measurement

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosures purposes. On January 1, 2008, we adopted SFAS 157. For further discussion, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Fair Value Measurement.”

As of March 31, 2008, we categorized net assets of $53.2 billion in Level 1, $63.3 billion in Level 2 and $9.3 billion in Level 3. During the first quarter, the fair value balance of Level 3 instruments decreased by $308.3 million. This decrease is attributed primarily to the fixed maturities, available-for-sale securities and resulted mostly from unrealized losses recognized in other comprehensive income. Most of the losses related to collateralized debt obligations, with lesser amounts attributed to corporate bonds, asset-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities.

Investments

We had total consolidated assets as of March 31, 2008, of $152.0 billion, of which $64.9 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2008, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets.

Invested Assets

	March 31, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$32,725.9	51%	$32,215.0	50%
Private	14,439.9	22	15,053.2	24
Equity securities	518.7	1	586.2	1
Mortgage loans:
Commercial	10,884.6	17	10,763.5	17
Residential	1,992.1	3	1,896.1	3
Real estate held for sale	102.3	—	82.4	—
Real estate held for investment	762.5	1	780.1	1
Policy loans	883.6	1	869.9	1
Other investments	2,589.8	4	2,118.6	3
Total invested assets	64,899.4	100%	64,365.0	100%
Cash and cash equivalents	1,120.7		1,344.4
Total invested assets and cash	$66,020.1		$65,709.4

Investment Results

                The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our invested assets. The annualized yield on invested assets and on cash and cash equivalents was 5.8% for the three months ended March 31, 2008, compared to 5.9% for the three months ending March 31, 2007. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

Invested Assets
Investment Income Yields by Asset Type

	For the three months ended March 31,
	2008		2007
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.3%	$741.3	6.0%	$672.5
Equity securities	3.4	4.7	3.5	6.5
Mortgage loans — commercial	6.3	170.7	6.6	167.8
Mortgage loans — residential	6.9	33.6	5.6	21.8
Real estate	6.7	14.5	10.1	20.3
Policy loans	6.1	13.3	6.1	13.0
Cash and cash equivalents	4.8	14.8	6.6	25.5
Other investments	0.8	4.7	8.2	30.0
Total before investment expenses	6.0	997.6	6.1	957.4
Investment expenses	0.2	(37.3)	0.2	(34.2)
Net investment income	5.8%	$960.3	5.9%	$923.2

The following tables present the contributors to net realized/unrealized gains and losses for our invested assets for the three months ended March 31, 2008 and 2007.

	For the three months ended March 31, 2008
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(43.5)	$3.3	$174.3	$134.1
Fixed maturity securities, trading	—	(3.0)	—	(3.0)
Equity securities (2)	(24.0)	1.2	—	(22.8)
Equity securities, trading	—	(20.0)	—	(20.0)
Mortgage loans on real estate (3)	(13.0)	—	—	(13.0)
Derivatives (4)	—	—	(196.6)	(196.6)
Other (5)	—	(2.0)	(2.7)	(4.7)
Total	$(80.5)	$(20.5)	$(25.0)	$(126.0)

(1)

Impairments include $44.3 million of credit impairment write-downs and $4.2 million in realized credit recoveries on the sale of previously impaired assets. Credit losses include $4.4 million in realized losses related to credit triggered sales.

(2)	Impairments include $24.0 million of credit impairment write-downs.

(3)	Impairments include a $13.0 million increase in the commercial mortgage valuation allowance.

(4)

Derivatives include $185.7 million of net unrealized losses related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities. The remainder of the net loss resulted primarily from mark to market adjustments on derivatives not designated as hedging instruments, with the largest component being $61.8 million of net losses on credit default swaps and the remainder relating to net gains from other risk management activities.

(5)	Other gains (losses) include net realized/unrealized losses on certain seed money investments.

	For the three months ended March 31, 2007
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(4.9)	$3.9	$11.3	$10.3
Fixed maturity securities, trading	—	1.2	—	1.2
Equity securities (2)	1.0	—	—	1.0
Equity securities, trading	—	3.4	—	3.4
Mortgage loans on real estate (3)	(1.4)	—	—	(1.4)
Derivatives (4)	—	—	(17.9)	(17.9)
Other (5)	—	28.9	12.1	41.0
Total	$(5.3)	$37.4	$5.5	$37.6

(1)	Impairments include $1.8 million of credit impairment write-downs. Credit losses include $3.6 million in realized losses and $0.4 million in realized gains related to credit triggered sales.

(2)	Impairments include $1.0 million in realized recoveries on the sale of previously impaired assets.

(3)	Impairments include a $1.4 million increase in the commercial mortgage valuation allowance.

(4)

Derivatives include $11.5 million of net unrealized losses related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities. The remainder of the net loss is related to other risk management activities.

(5)	Other gains (losses) include a $24.6 million realized gain on the sale of stock of an equity method investment and $3.2 million of net realized/unrealized gains on certain seed money investments.

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

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves and

•                  equity risk, relating to adverse fluctuations in a particular common stock.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of March 31, 2008, there are ten members on the Investment Committee, two of whom are members of our Board of Directors. The remaining members are senior management members representing various areas of our company.

We also seek to reduce call or prepayment risk arising from changes in interest rates in individual investments. We limit our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer and we require additional yield on these investments to compensate for the risk that the issuer will exercise such option. We assess option risk in all investments we make and, when we take that risk, we price for it accordingly.

Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturity securities we purchase. Teams of security analysts, organized by industry, focus either on the public or private markets and analyze and monitor these investments. In addition, we have teams who specialize in residential mortgage-backed securities, CMBS, asset-backed securities (“ABS”) and public below investment grade securities. We establish a credit reviewed list of approved public issuers to provide an efficient way for our portfolio managers to purchase liquid bonds for which credit review has already been completed. Issuers remain on the list for one year unless removed by our analysts. Our analysts monitor issuers on the list on a continuous basis with a formal review documented annually or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer.

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

•                  violation of financial covenants and

•                  other business factors that relate to the issuer.

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 59% and the debt service coverage ratio at loan inception was 1.7 times as of March 31, 2008.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of March 31, 2008.

Our investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, we diversify our product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges and market value adjustments on liquidations. For further information on our management of interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Overall Composition of U.S. Invested Assets

U.S. invested assets as of March 31, 2008, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the separate accounts.

U.S. Invested Assets

	March 31, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$29,693.4	49%	$29,495.5	49%
Private	14,439.9	24	15,053.2	25
Equity securities	460.9	1	533.5	1
Mortgage loans:
Commercial	10,884.6	18	10,763.5	18
Residential	1,359.0	2	1,337.5	2
Real estate held for sale	102.3	—	82.4	—
Real estate held for investment	759.1	1	777.2	1
Policy loans	864.3	2	853.7	2
Other investments	1,777.2	3	1,391.4	2
Total invested assets	60,340.7	100%	60,287.9	100%
Cash and cash equivalents	1,064.6		1,261.5
Total invested assets and cash	$61,405.3		$61,549.4

Fixed Maturity Securities

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 73% and 74% of total U.S. invested assets as of March 31, 2008 and December 31, 2007, respectively. The fixed maturity securities portfolio was comprised, based on carrying amount, of 67% in publicly traded fixed maturity securities and 33% in privately placed fixed maturity securities as of March 31, 2008, and 66% in publicly traded fixed maturity securities and 34% in privately placed fixed maturity securities as of December 31, 2007. Included in the privately placed category as of March 31, 2008 and December 31, 2007, were $7.7 billion and $8.4 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of March 31, 2008 and December 31, 2007, as shown in the following table:

U.S. Invested Assets
Fixed Maturity Securities by Type of Issuer

	March 31, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. Government and agencies	$626.1	1%	$672.3	1%
States and political subdivisions	2,143.5	5	2,071.5	5
Non-U.S. governments	450.8	1	453.9	1
Corporate — public	20,002.1	45	19,875.2	45
Corporate — private	11,709.1	27	11,813.1	27
Residential pass-through securities	1,553.8	3	1,496.1	3
Commercial mortgage-backed securities	4,729.2	11	4,665.6	10
Residential collateralized mortgage obligations	889.6	2	936.9	2
Asset-backed securities	2,029.1	5	2,564.1	6
Total fixed maturities	$44,133.3	100%	$44,548.7	100%

We held $9,201.7 million of mortgage-backed and ABS as of March 31, 2008, and $9,662.7 million as of December 31, 2007.

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

CMBS provide high levels of credit protection, diversification and reduced event risk. CMBS are predominantly comprised of rated large pool securitizations that are individually and collectively diverse by property type, borrower and geographic dispersion.

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

The international exposure in our U.S. fixed maturity securities totaled $9,966.6 million, or 23% of total fixed maturity securities, as of March 31, 2008, comprised of corporate and foreign government fixed maturity securities. Of the $9,966.6 million as of March 31, 2008, investments totaled $2,860.8 million in the continental European Union, $2,571.8 million in the United Kingdom, $1,069.5 million in Asia, $943.8 million in Australia, $595.9 million in South America, $330.5 million in Mexico and $58.7 million in Japan. The remaining $1,535.6 million is invested in 24 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 20% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of March 31, 2008, our investments in Canada totaled $1,542.3 million.

The following tables present the amortized cost of our top ten exposures including approved counterparty exposure limits as of March 31, 2008 and December 31, 2007.

March 31, 2008
Amortized cost
(in millions)
Bank of America Corp. (1)	$338.3
MBIA Inc. (2)	323.5
American International Group Inc. (1)	267.3
AT&T Inc.	250.5
General Electric Co	245.8
Royal Bank of Scotland Group PLC (1)	239.0
JP Morgan Chase & Co. (1)	236.9
Ambac Financial Group Inc. (3)	233.9
Citigroup Inc. (1)	233.2
Wachovia Corp (1)	202.8
Total top ten exposures	$2,571.2

(1)	Includes approved counterparty limit. The actual and the stressed potential exposures are less than the approved limit.

(2)

MBIA Inc. exposure is comprised of the guarantee of underlying securities that are rated “A-” equivalent or better by the rating agencies on a stand alone basis. The MBIA wrap guarantees performance in the event of default of the underlying securities, bringing the combined rating to AAA.

(3)

Of the Ambac Financial Group Inc. exposure, 83% is comprised of the guarantee of underlying securities that are predominantly rated A- equivalent or better by the rating agencies on a stand-alone basis. The Ambac Financial Group Inc. wrap guarantees performance in the event of default of the underlying securities, bringing the combined rating to AAA.

December 31, 2007
Amortized cost
(in millions)
Bank of America Corp. (1)	$360.7
MBIA Inc. (2)	323.6
American International Group Inc. (1)	270.1
General Electric Co	259.6
AT&T Inc.	250.9
Royal Bank of Scotland Group PLC (1)	240.9
JP Morgan Chase & Co. (1)	237.6
Ambac Financial Group Inc. (3)	235.3
Citigroup Inc. (1)	233.2
Deutsche Bank AG (1)	203.7
Total top ten exposures	$2,615.6

(1)	Includes approved counterparty limit. The actual and the stressed potential exposures are less than the approved limit.

(2)

MBIA Inc. exposure is comprised of the guarantee of underlying securities that are rated “A-” equivalent or better by the rating agencies on a stand alone basis. The MBIA wrap guarantees performance in the event of default of the underlying securities, bringing the combined rating to AAA.

(3)

Of the Ambac Financial Group Inc. exposure, 84% is comprised of the guarantee of underlying securities that are predominantly rated A- equivalent or better by the rating agencies on a stand-alone basis. The Ambac Financial Group Inc. wrap guarantees performance in the event of default of the underlying securities, bringing the combined rating to AAA.

Our top ten exposures were rated an “A” equivalent or better by the rating agencies as of March 31, 2008 and December 31, 2007. As of March 31, 2008 and December 31, 2007, no individual non-government issuer represented more than 1% of U.S. invested assets.

We have exposure to monoline bond and mortgage insurers with an amortized cost of $823.0 million and a carrying amount of $786.9 million as of March 31, 2008.  The $823.0 million includes wrapped guarantees on $707.0 million of underlying municipal bonds, corporate credit or ABS.  Our direct exposure to these insurers was $116.0 million.  Of the $707.0 million in wrapped guarantees, 47% was municipal bonds, of which 99% was investment grade; 36% was investment grade bank perpetual preferred securities; 10% was ABS backed by sub-prime first lien mortgages, of which 84% was investment grade; and 7% was corporate fixed maturities, of which 90% was investment grade.

Valuation techniques for the fixed maturity securities portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Interactive Data Corporation, Standard and Poor’s Securities Evaluations or direct broker quotes are our external sources for  prices for our public bonds and those private placement securities that are actively traded in the secondary market. For private placement securities that are not actively traded or where quoted market prices are not available, a matrix pricing valuation approach is used. Securities are grouped into pricing categories that vary by asset class, sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions among others. The resulting prices are then reviewed by pricing analysts. All loans placed on the “watch list” are reviewed individually by the investment analysts or the analysts that focus on troubled securities (“Workout Group”). Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative inputs. To the extent that bonds have longer maturity dates, management’s estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Every month, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the Chief Investment Officer, the Portfolio Managers and the Workout Group. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments on the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of March 31, 2008, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 95%.

We also monitor the credit drift of our corporate fixed maturity securities portfolio. Credit drift is defined as the ratio of the percentage of rating downgrades, including defaults, divided by the percentage of rating upgrades. We measure credit drift once each fiscal year, assessing the changes in our internally developed credit ratings that have occurred during the year. Standard & Poor’s annual credit ratings drift ratio measures the credit rating change, within a specific year, of companies that have been assigned ratings by Standard & Poor’s. The annual internal credit drift ratio on corporate fixed maturity securities we held in our general account was 0.89 times compared to the Standard & Poor’s drift ratio of 0.69 times, as of December 31, 2007.

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of March 31, 2008 and December 31, 2007, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets
Fixed Maturity Securities by Credit Quality (1)

		March 31, 2008			December 31, 2007
NAIC rating	Rating agency equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	Aaa/Aa/A	$25,822.0	$24,866.8	56%	$25,635.0	$25,644.1	57%
2	Baa	17,452.3	17,100.8	39	16,661.8	16,742.0	38
3	Ba	1,946.5	1,840.8	4	1,904.7	1,872.1	4
4	B	205.7	188.9	1	179.0	179.4	1
5	Caa and lower	126.4	111.9	—	103.1	99.2	—
6	In or near default	21.7	24.1	—	12.0	11.9	—
	Total fixed maturities	$45,574.6	$44,133.3	100%	$44,495.6	$44,548.7	100%

(1)           Includes 53 securities with an amortized cost of $461.2 million, gross gains of $10.2 million, gross losses of $15.2 million and a carrying amount of $456.2 million as of March 31, 2008, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

The following tables present credit quality and year of issuance (“vintage”) for our CMBS and ABS home equity portfolio.  Our ABS home equity portfolio is backed by subprime first lien mortgages.  As of March 31, 2008, based on amortized cost, 88% of our CMBS portfolio had ratings of A or higher and 65% was issued in 2005 or before and 96% of our ABS home equity portfolio had ratings of A or higher and 86% was issued in 2005 or before.

U.S. Invested Assets

Commercial Mortgage-Backed Securities by Rating and Vintage

	March 31, 2008		December 31, 2007
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA (1)	$3,126.0	$3,042.6	$2,818.8	$2,829.6
AA	820.3	690.8	645.3	631.3
A	648.7	500.7	636.4	601.4
BBB	568.7	411.4	569.8	504.8
BB and below	84.6	83.7	84.1	98.5
Total by lowest agency rating	$5,248.3	$4,729.2	$4,754.4	$4,665.6

Vintage
2003 and prior	$2,064.1	$2,036.2	$2,092.9	$2,174.9
2004	612.6	542.0	545.6	523.4
2005	742.5	634.7	716.2	683.4
2006 (2)	496.7	415.2	428.2	389.7
2007 (2)	1,304.9	1,074.9	971.5	894.2
2008	27.5	26.2	—	—
Total by vintage	$5,248.3	$4,729.2	$4,754.4	$4,665.6

(1)                                  Includes leveraged interest-only CMBS for which our fixed income analysts internally rate as BBB-, but the agencies rate as AAA.

(2)           As of March 31, 2008, 53% of the 2006 vintage are rated AAA and 11% are rated AA, and 56% of the 2007 vintage are rated AAA and 22% are rated AA.

U.S. Invested Assets
Asset-Backed Securities – Home Equity by Rating and Vintage

	March 31, 2008		December 31, 2007
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA	$407.4	$373.2	$454.4	$434.1
AA	110.7	87.1	105.1	90.9
A	41.2	28.7	31.4	27.4
BBB	12.9	9.4	8.1	4.6
BB and below	11.9	8.7	—	—
Total by lowest agency rating	$584.1	$507.1	$599.0	$557.0

Vintage
2003 and prior	$297.4	$267.6	$307.6	$290.2
2004	100.3	88.0	104.3	100.2
2005	104.4	87.2	107.6	97.6
2006	18.8	13.8	16.3	15.7
2007	63.2	50.5	63.2	53.3
Total by vintage	$584.1	$507.1	$599.0	$557.0

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. As of March 31, 2008, we had invested 8.5% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of March 31, 2008 and December 31, 2007.

U.S. Invested Assets
Corporate Fixed Maturity Securities by Salomon Industry

	March 31, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Industry class
Finance — Bank	$3,872.6	12%	$4,125.7	13%
Finance — Insurance	3,093.6	10	3,147.8	10
Finance — Other	4,585.0	14	4,770.1	15
Industrial — Consumer	1,296.8	4	1,241.3	4
Industrial — Energy	3,232.2	10	3,143.0	10
Industrial — Manufacturing	5,967.9	19	5,638.7	18
Industrial — Other	172.4	1	171.4	1
Industrial — Service	4,413.9	14	4,432.1	14
Industrial — Transport	1,066.7	3	1,020.1	3
Utility — Electric	2,384.6	8	2,325.5	7
Utility — Other	45.8	—	46.5	—
Utility — Telecom	1,579.7	5	1,626.1	5
Total	$31,711.2	100%	$31,688.3	100%

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

We have a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

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

We consider relevant facts and circumstances in evaluating whether a credit or interest-rate related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) our ability and intent to hold the security for a period of time that allows for the recovery in value which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to net income.

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

The net realized loss relating to other than temporary credit impairments of fixed maturity securities was $40.1 million for the three months ended March 31, 2008.

For the three months ended March 31, 2008, we realized $4.7 million of gross losses upon disposal of bonds excluding hedging adjustments. Included in this $4.7 million is $4.4 million related to sales of six credit impaired and credit related names. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer’s creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities.  Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of March 31, 2008 and December 31, 2007.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	March 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Bank	$4,196.1	$42.0	$395.5	$3,842.6
Finance — Insurance	3,176.4	59.6	142.4	3,093.6
Finance — Other	4,740.2	105.7	260.9	4,585.0
Industrial — Consumer	1,283.6	37.3	24.1	1,296.8
Industrial — Energy	3,122.0	144.1	33.9	3,232.2
Industrial — Manufacturing	5,983.3	147.1	162.5	5,967.9
Industrial — Other	171.6	2.9	2.1	172.4
Industrial — Service	4,390.7	123.2	100.0	4,413.9
Industrial — Transport	1,064.1	40.9	38.3	1,066.7
Utility — Electric	2,332.3	85.8	33.5	2,384.6
Utility — Other	41.0	4.8	—	45.8
Utility — Telecom	1,565.7	58.5	44.5	1,579.7
Total corporate securities	32,067.0	851.9	1,237.7	31,681.2

Residential pass-through securities	1,522.0	33.8	2.0	1,553.8
Commercial mortgage-backed securities	5,248.3	60.0	579.1	4,729.2
Residential collateralized mortgage obligations (1)	950.3	5.1	65.8	889.6
Asset-backed securities — Home equity (2)	584.1	0.5	77.5	507.1
Asset-backed securities — All other	774.7	4.5	33.3	745.9
Collateralized debt obligations — Credit	678.2	—	324.2	354.0
Collateralized debt obligations — CMBS	331.4	—	126.7	204.7
Collateralized debt obligations — Loans	88.6	—	14.7	73.9
Collateralized debt obligations — ABS (3)	83.7	0.5	36.6	47.6
Total mortgage-backed and other asset-backed securities	10,261.3	104.4	1,259.9	9,105.8

U.S. Government and agencies	570.3	41.0	0.2	611.1
States and political subdivisions	1,950.8	41.6	20.2	1,972.2
Non-U.S. governments	413.0	39.4	1.6	450.8
Total fixed maturity securities, available-for-sale	$45,262.4	$1,078.3	$2,519.6	$43,821.1

(1)

Includes exposure to Alt-a mortgage loans with an amortized cost of $77.3 million, gross unrealized gains of $0.1 million, gross unrealized losses of $9.7 million and a carrying amount of $67.7 million. All of these securities are rated AAA and 62% are 2005 and prior vintages.

(2)	This exposure is all related to sub-prime mortgage loans.

(3)

Includes exposure to sub-prime mortgage loans with an amortized cost of $74.7 million, gross unrealized gains of $0.4 million, gross unrealized losses of $32.5 million and a carrying amount of $42.6 million.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Bank	$4,226.4	$46.0	$176.7	$4,095.7
Finance — Insurance	3,115.6	100.6	68.4	3,147.8
Finance — Other	4,784.1	133.4	147.4	4,770.1
Industrial — Consumer	1,230.2	30.2	19.1	1,241.3
Industrial — Energy	3,012.3	153.7	23.0	3,143.0
Industrial — Manufacturing	5,601.8	145.0	108.1	5,638.7
Industrial — Other	169.9	2.5	1.0	171.4
Industrial — Service	4,341.6	137.2	46.7	4,432.1
Industrial — Transport	1,001.4	42.2	23.5	1,020.1
Utility — Electric	2,268.6	79.9	23.0	2,325.5
Utility — Other	41.0	5.5	—	46.5
Utility — Telecom	1,558.9	86.3	19.1	1,626.1
Total corporate securities	31,351.8	962.5	656.0	31,658.3

Residential pass-through securities	1,481.5	23.6	9.0	1,496.1
Commercial mortgage-backed securities	4,754.4	107.4	196.2	4,665.6
Residential collateralized mortgage obligations (1)	947.7	3.3	14.1	936.9
Asset-backed securities — Home equity (2)	599.0	0.1	42.1	557.0
Asset-backed securities — All other	892.6	19.1	8.3	903.4
Collateralized debt obligations — Credit	735.4	0.1	123.6	611.9
Collateralized debt obligations — CMBS	332.7	1.4	71.6	262.5
Collateralized debt obligations — Loans	88.8	—	5.7	83.1
Collateralized debt obligations — ABS (3)	94.1	—	30.1	64.0
Total mortgage-backed and other asset-backed securities	9,926.2	155.0	500.7	9,580.5

U.S. Government and agencies	628.5	29.0	0.1	657.4
States and political subdivisions	1,867.6	39.1	10.2	1,896.5
Non-U.S. governments	419.4	35.7	1.2	453.9
Total fixed maturity securities, available-for-sale	$44,193.5	$1,221.3	$1,168.2	$44,246.6

(1)

Includes exposure to Alt-a mortgage loans with an amortized cost of $78.7 million, gross unrealized gains of $0.4 million, gross unrealized losses of $4.1 million and a carrying amount of $75.0 million. All of these securities are rated AAA and 62% are 2005 and prior vintages.

(2)	This exposure is all related to sub-prime mortgage loans.

(3)	Includes exposure to sub-prime mortgage loans with an amortized cost of $85.1 million, gross unrealized losses of $28.8 million and a carrying amount of $56.3 million.

The credit disruption in the market that began in the last half of 2007, and continued into 2008, has led to reduced liquidity and wider credit spreads.  As a result, we have seen an increase in unrealized losses in our securities portfolio. The losses were more pronounced in the finance sectors and in structured products such as collateralized debt obligations, ABS and CMBS. The decline in value in large part reflects the illiquid markets.

The total unrealized losses on our fixed maturity securities available-for-sale were $2,519.6 million and $1,168.2 million as of March 31, 2008 and December 31, 2007, respectively. Of the $2,519.6 million in gross unrealized losses as of March 31, 2008, there were $7.7 million in losses attributed to securities scheduled to mature in one year or less, $179.3 million attributed to securities scheduled to mature between one to five years, $447.7 million attributed to securities scheduled to mature between five to ten years, $625.0 million attributed to securities scheduled to mature after ten years and

$1,259.9 million related to mortgage-backed and other ABS that are not classified by maturity year. The gross unrealized losses as of March 31, 2008, were concentrated primarily in the Commercial mortgage-backed securities, Finance — Bank, Collateralized debt obligations — Credit, Finance — Other and Industrial — Manufacturing sectors. The gross unrealized losses as of December 31, 2007, were concentrated primarily in the Commercial mortgage-backed securities, Finance — Bank, Finance — Other, Collateralized debt obligations — Credit and Industrial — Manufacturing sectors.

The increase in unrealized losses was primarily due to the recent credit spread widening stemming from concerns in the sub-prime mortgage and leveraged finance markets.  The credit concerns in the sub-prime market led to a fairly broad repricing of all credit based assets and strained market liquidity.  This market disruption has impacted valuations at March 31, 2008, particularly in the CMBS, CDO and Finance sectors.  Future changes in the fair value of these securities will be dependent on the return of market liquidity and changes in general market conditions including interest rates and credit spread movements.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms in the past, the expectation that they will continue to do so given the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence and management’s intent and ability to hold these securities to recovery, we believe the prices of the securities in the sectors were temporarily depressed.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of March 31, 2008 and December 31, 2007.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	March 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,917.0	$719.8	$1,221.1	$28,415.7
Private	14,045.1	312.4	1,117.8	13,239.7
Below investment grade:
Public	1,122.3	19.4	99.7	1,042.0
Private	1,178.0	26.7	81.0	1,123.7
Total fixed maturity securities, available-for-sale	$45,262.4	$1,078.3	$2,519.6	$43,821.1

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$27,966.9	$752.8	$577.5	$28,142.2
Private	14,027.8	410.3	496.3	13,941.8
Below investment grade:
Public	1,149.9	27.4	63.8	1,113.5
Private	1,048.9	30.8	30.6	1,049.1
Total fixed maturity securities, available-for-sale	$44,193.5	$1,221.3	$1,168.2	$44,246.6

The following tables present our investment grade fixed maturity securities available-for-sale and the associated gross unrealized losses as of March 31, 2008 and December 31, 2007.

U.S. Invested Assets
Unrealized Losses on Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	March 31, 2008
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$4,722.3	$159.8	$2,054.6	$117.8	$6,776.9	$277.6
Greater than three to six months	1,539.7	190.2	1,043.5	110.8	2,583.2	301.0
Greater than six to nine months	974.6	185.5	824.4	239.9	1,799.0	425.4
Greater than nine to twelve months	1,251.3	206.9	1,032.1	220.1	2,283.4	427.0
Greater than twelve to twenty-four months	1,391.5	212.7	854.9	305.6	2,246.4	518.3
Greater than twenty-four to thirty-six months	2,297.8	225.1	902.6	103.4	3,200.4	328.5
Greater than thirty-six months	589.9	40.9	302.8	20.2	892.7	61.1
Total fixed maturities, available-for-sale	$12,767.1	$1,221.1	$7,014.9	$1,117.8	$19,782.0	$2,338.9

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

The following tables present our below investment grade fixed maturity securities available-for-sale and the associated gross unrealized losses as of March 31, 2008 and December 31, 2007.

U.S. Invested Assets
Unrealized Losses on Below Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	March 31, 2008
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$87.9	$3.4	$182.3	$10.8	$270.2	$14.2
Greater than three to six months	55.6	8.6	201.1	23.0	256.7	31.6
Greater than six to nine months	66.5	7.1	146.4	19.2	212.9	26.3
Greater than nine to twelve months	166.4	39.7	79.3	7.2	245.7	46.9
Greater than twelve to twenty-four months	113.6	23.8	15.1	0.9	128.7	24.7
Greater than twenty-four to thirty-six months	139.3	15.3	73.2	19.5	212.5	34.8
Greater than thirty-six months	25.7	1.8	0.8	0.4	26.5	2.2
Total fixed maturities, available-for-sale	$655.0	$99.7	$698.2	$81.0	$1,353.2	$180.7

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

Of total gross unrealized losses as of March 31, 2008 and December 31, 2007, $2,338.9 million and $1,073.8 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $180.7 million and $94.4 million as of March 31, 2008 and December 31, 2007, respectively.

The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of March 31, 2008 and December 31, 2007.

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities
Fair Value 80% or Less of Amortized Cost
Available-for-Sale by Aging Category

	March 31, 2008
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$7.3	$6.5	$1,974.2	$816.8	$1,981.5	$823.3
Greater than three to six months	4.8	1.7	387.5	397.7	392.3	399.4
Greater than six to nine months	—	—	79.2	86.6	79.2	86.6
Greater than nine to twelve months	—	—	0.5	0.3	0.5	0.3
Greater than twelve months	—	—	—	—	—	—
Total fixed maturity securities, available-for-sale	$12.1	$8.2	$2,441.4	$1,301.4	$2,453.5	$1,309.6

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities
Fair Value 80% or Less of Amortized Cost
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

Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $1,309.6 million as of March 31, 2008, and $321.4 million as of December 31, 2007. The gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” were $8.2 million as of March 31, 2008. There were no gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” as of December 31, 2007.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	March 31, 2008	December 31, 2007
	($ in millions)
Total fixed maturity securities (public and private)	$44,133.3	$44,548.7
Problem fixed maturity securities	$26.9	$13.1
Potential problem fixed maturity securities	34.0	29.2
Restructured fixed maturity securities	5.3	5.9
Total problem, potential problem and restructured fixed maturity securities	$66.2	$48.2
Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	.15%	.11%

Mortgage Loans

Mortgage loans consist primarily of commercial mortgage loans on real estate. At March 31, 2008, commercial mortgage loans aggregated to $10,884.6 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

Commercial mortgages play an important role in our investment strategy by:

•                  providing strong risk-adjusted relative value in comparison to other investment alternatives;

•                  enhancing total returns and

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

Credit extensions in the state of California accounted for 18% of our commercial mortgage loan portfolio as of March 31, 2008. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of March 31, 2008, 33% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 1,254 as of both March 31, 2008 and December 31, 2007. The average loan size of our commercial mortgage portfolio was $8.7 million as of March 31, 2008.

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

We review our mortgage loan portfolio and analyze the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on the “watch list”, or which currently has a valuation allowance. We categorize loans that are delinquent, loans in process of foreclosure, and loans to borrowers in bankruptcy as “problem” loans. Potential problem loans are loans placed on an internal “watch list” for which management has concerns as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing loan as a potential problem involves significant subjective judgments by management as to the likely future economic conditions and developments with respect to the borrower. We categorize loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred as “restructured” loans. We also consider matured loans that are refinanced at below market rates as restructured.

The valuation allowance for commercial mortgage loans includes a loan specific allowance for impaired loans and a provision for losses based on past loss experience believed to be adequate to absorb estimated probable credit losses. The changes in this valuation allowance are reported in net income on our consolidated statements of operations.

Commercial mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a valuation allowance is established or a direct write-down of the loan is recorded for the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or fair value of the collateral. When a valuation allowance is established, subsequent recoveries are credited to the valuation allowance and subsequent losses may be charged to the valuation allowance or as a direct write-down of the loan.

The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $31.1 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral and changes in the economic environment in general. The valuation allowance for PFG increased by $12.9 million for the three months ended March 31, 2008, and increased by $10.6 million for the year ended December 31, 2007.  These increases are primarily related to specific reserves taken on certain problem loans of $12.4 million and $10.0 million as of March 31, 2008 and December 31, 2007, respectively.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets
Commercial Mortgage Valuation Allowance

	March 31, 2008	December 31, 2007
	($ in millions)
Beginning balance	$42.8	$32.2
Provision	12.9	10.8
Release	—	(0.2)
Ending balance	$55.7	$42.8
Valuation allowance as % of carrying value before reserves	.51%	.40%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets

Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	March 31, 2008	December 31, 2007
	($ in millions)
Total commercial mortgages	$10,884.6	$10,763.5
Problem commercial mortgages (1)	$23.2	$35.8
Potential problem commercial mortgages	14.5	14.5
Restructured commercial mortgages	14.8	14.8
Total problem, potential problem and restructured commercial mortgages	$52.5	$65.1
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	.48%	.60%

(1)   Problem commercial mortgages includes one mortgage loan in foreclosure of $7.0 million as of March 31, 2008, and one mortgage loan in foreclosure of $13.0 million as of December 31, 2007.  The loan in foreclosure as of March 31, 2008, is the same mortgage loan that was in foreclosure as of December 31, 2007.

Equity Real Estate

We hold commercial equity real estate as part of our investment portfolio. As of March 31, 2008 and December 31, 2007, the carrying amount of equity real estate investment was $861.4 million and $859.6 million, respectively, or 1% of U.S. invested assets. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $759.1 million as of March 31, 2008, and $777.2 million as of December 31, 2007. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in our consolidated results of operations. For the three months ended March 31, 2008, and for the year ended December 31, 2007, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of March 31, 2008, was $102.3 million.  There was no valuation allowance at March 31, 2008.  The carrying amount of real estate held for sale as of December 31, 2007, was $82.4 million.  There was no valuation allowance at December 31, 2007.  Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of March 31, 2008. By property type, there is a concentration in office and industrial site buildings that represented approximately 55% of the equity real estate portfolio as of March 31, 2008.

Other Investments

Our other investments totaled $1,777.2 million as of March 31, 2008, compared to $1,391.4 million as of December 31, 2007. Derivatives accounted for $1,483.5 million in other investments as of March 31, 2008. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $4.6 billion were held by our International Asset Management and Accumulation segment as of March 31, 2008.  Our international investment operations consist of the investments of Principal International. Principal Global Investors advises each Principal International affiliate on investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of March 31, 2008 and December 31, 2007, were fixed maturity securities, other investments and residential mortgage loans.  The following discussion analyzes the composition of general account assets, but excludes invested assets of the separate accounts.

International Invested Assets

	March 31, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$3,032.5	67%	$2,719.5	67%
Equity securities	57.8	1	52.7	1
Mortgage loans:
Residential	633.1	14	558.6	14
Real estate held for investment	3.4	—	2.9	—
Policy loans	19.3	—	16.2	—
Other investments	812.6	18	727.2	18
Total invested assets	4,558.7	100%	4,077.1	100%
Cash and cash equivalents	56.1		82.9
Total invested assets and cash	$4,614.8		$4,160.0

Our other investments totaled $812.6 million as of March 31, 2008, compared to $727.2 million as of December 31, 2007.  Investment in equity method subsidiaries and direct financing leases accounted for $474.3 million and $315.4 million, respectively, of other investments as of March 31, 2008.  Investment in equity method subsidiaries and direct financing leases accounted for $455.6 million and $256.3 million, respectively, of other investments as of December 31, 2007. The remaining invested assets as of March 31, 2008 and December 31, 2007, are primarily related to derivatives and seed money.

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

•      control the risk structure of newly acquired assets and liabilities or

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

One of the measures we use to quantify our exposure to interest rate risk is duration. To calculate duration, we project asset and liability cash flows. These cash flows are discounted to a net present value basis using a spot yield curve, which is a blend of the spot yield curves for each of the asset types in the portfolio. Duration is calculated by re-calculating these cash flows, re-determining the net present value based upon an alternative level of interest rates and determining the percentage change in fair value.

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

Duration-Managed. Our exposure to interest rate risk stems largely from our substantial holdings of guaranteed fixed rate liabilities in our U.S. Asset Accumulation segment. We actively manage the duration of assets and liabilities in these products by minimizing the difference between the two. We have established a maximum tolerance for this difference and seek to stay within this tolerance.

As of March 31, 2008, the difference between the asset and liability durations on our primary duration managed portfolio was -0.13. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $32,512.6 million as of March 31, 2008.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of March 31, 2008, the difference between the asset and liability durations on these portfolios was +0.15. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities.  We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $18,472.5 million as of March 31, 2008.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,645.1 million as of March 31, 2008.

Using the assumptions and data in effect as of March 31, 2008, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $14.7 million. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	March 31, 2008
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$32,512.6	3.25	(0.13)	$42.3
Duration-monitored	18,472.5	4.90	0.15	(27.6)
Non duration-managed	4,645.1	5.91	N/A	N/A
Total	$55,630.2			$14.7

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

Debt Issued and Outstanding.  As of March 31, 2008, the aggregate fair value of long-term debt was $1,403.0 million. A 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $99.1 million. Debt is not recorded at fair value on the statement of financial position.

	March 31, 2008
	Fair value (no accrued interest)
	-100 basis point change	No change	+100 basis point change
	(in millions)
8.2% notes payable, due 2009	$498.6	$492.1	$485.8
3.31% notes payable, due 2011	73.9	71.4	69.0
3.63% notes payable, due 2011	38.3	37.0	35.8
6.05% notes payable, due 2036	615.7	538.1	474.9
8% surplus notes payable, due 2044	121.5	112.2	102.3
Non-recourse mortgages and notes payable	128.4	126.7	124.7
Other mortgages and notes payable	25.7	25.5	25.0
Total long-term debt	$1,502.1	$1,403.0	$1,317.5

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

We estimate that as of March 31, 2008, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

Use of Derivatives to Manage Foreign Currency Risk.  The foreign currency risk on funding agreements and fixed maturity securities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of March 31, 2008, was $4,293.4 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of March 31, 2008, was $1,996.7 million.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so and in these cases we use foreign exchange derivatives to economically hedge the resulting risks. As of March 31, 2008, our operations in Chile had currency swaps with a notional amount of $24.1 million that are used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $52.0 million in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. Currently, there are no outstanding net equity investment hedges.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of March 31, 2008, the fair value of our equity securities was $518.7 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $51.9 million. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

We also have equity risk associated with (1) fixed deferred annuity products that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a guaranteed minimum withdrawal benefit (“GMWB”) rider that allows the customer to receive at least the principal deposit back through withdrawals of a specified annual amount, even if the account value is reduced to zero; (3) variable annuity contacts that have a guaranteed minimum death benefit (“GMDB”) that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount; (4) investment-type contracts in which the return is tied to an external equity index and (5) investment-type contracts in which the return is subject to minimum contractual guarantees.

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

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $350.6 million at March 31, 2008. We also utilized credit default swaps with a notional amount of $30.0 million at March 31, 2008, to economically hedge spread risk in our portfolio. We have credit exposure through credit default swaps with a notional amount of $200.0 million as of March 31, 2008, by investing $200.0 million in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $1,076.8 million as of March 31, 2008.

Derivative Summary

Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the statement of financial position. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of March 31, 2008 and December 31, 2007.

Derivative Financial Instruments — Notional Amounts

	March 31, 2008		December 31, 2007
	Notional amount	% of total	Notional amount	% of total
	($ in millions)
Interest rate swaps	$21,062.9	64%	$18,627.3	62%
Foreign currency swaps	6,314.2	19	6,349.2	21
Embedded derivative financial instruments	2,186.1	7	2,088.9	7
Credit default swaps	1,657.4	5	1,134.8	4
Options	624.2	2	572.0	2
Currency forwards	482.7	2	361.9	1
Swaptions	320.7	1	488.8	2
Futures	88.5	—	57.7	—
Commodity swaps	40.0	—	40.0	—
Treasury lock agreements	—	—	150.0	1
Total	$32,776.7	100%	$29,870.6	100%

Derivative Financial Instruments — Credit Exposures

	March 31, 2008		December 31, 2007
	Credit exposure	% of total	Credit exposure	% of total
	($ in millions)
Foreign currency swaps	$952.1	59%	$805.5	69%
Interest rate swaps	557.3	35	286.0	24
Options	82.2	5	64.4	5
Currency forwards	13.5	1	6.2	1
Credit default swaps	4.9	—	5.6	1
Commodity swaps	0.3	—	0.3	—
Total credit exposure	1,610.3	100%	1,168.0	100%
Less: Collateral received	(382.6)		(326.5)
Total	$1,227.7		$841.5

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	March 31, 2008
				Fair value (no accrued interest)
	Notional amount	Weighted average term (years)		-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$21,062.9	6.38	(1)	$(400.8)	$(185.7)	$14.1
Swaptions	320.7	8.24	(2)	(49.8)	(28.4)	(14.3)
Options	21.0	1.22	(2)	0.1	0.2	0.9
Futures	40.4	0.23	(3)	(3.3)	—	3.3
Total	$21,445.0			$(453.8)	$(213.9)	$4.0

(1)           Based on maturity date of swap.

(2)           Based on option date.

(3)           Based on maturity date.

We use U.S. Treasury futures to manage our over/under commitment position and our position in these contracts changes daily.

Counterparty Risk

In conjunction with our use of derivatives, we are exposed to counterparty risk, or the risk that the counterparty fails to perform the terms of the derivative contract. We actively manage this risk by:

•      establishing exposure limits which take into account non-derivative exposure we have with the counterparty as well as derivative exposure;

•      performing similar credit analysis prior to approval on each derivative counterparty that we do when lending money on a long-term basis;

•      diversifying our risk across numerous approved counterparties;

•      limiting exposure to A+ credit or better;

•      conducting stress-test analysis to determine the maximum exposure created during the life of a prospective transaction;

•      implementing credit support annex (collateral) agreements with selected counterparties to further limit counterparty exposures and

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

Disclosure Controls and Procedures

In order to ensure that the information that we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is accumulated and communicated to our management, including our Chairman, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chairman, J. Barry Griswell, our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2008, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)		Total number of shares (or units) purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2008 — January 31, 2008	901,207	$0.03	(2)	900,831	(2)	$250.0
February 1, 2008 — February 29, 2008	102,476	$58.42		—		$250.0
March 1, 2008 — March 31, 2008	881	$55.21		—		$250.0
Total	1,004,564			900,831

(1)           The number of shares includes shares of common stock utilized to execute certain stock incentive awards in 2008: 376 shares in January, 102,476 shares in February and 881 shares in March.

(2)           During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock.  On November 30, 2007, we entered into an accelerated common stock repurchase agreement with a third party investment bank for an aggregate purchase price of $250.0 million. On this date, we paid $250.0 million and received the initial delivery of 2.9 million common shares, while retaining the right to receive additional common shares depending on the volume weighted-average price for our common stock over the program’s execution period.  The program was completed in January 2008, at which time we received 0.9 million additional common shares under this agreement.   As of March 31, 2008, $250.0 million remained under the November 2007 authorization.

Item 6. Exhibits

Exhibit Number	Description
10.12.2	Amendment to Employment Agreement dated as of March 20, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of J. Barry Griswell
31.2	Certification of Larry D. Zimpleman
31.3	Certification of Michael H. Gersie
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — J. Barry Griswell
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Michael H. Gersie

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: May 7, 2008	By	/s/ Michael H. Gersie
Michael H. Gersie
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description
10.12.2	Amendment to Employment Agreement dated as of March 20, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of J. Barry Griswell
31.2	Certification of Larry D. Zimpleman
31.3	Certification of Michael H. Gersie
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – J. Barry Griswell
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Larry D. Zimpleman
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Michael H. Gersie