Form 10-Q
period 2008-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2008-08-06
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 31, 2008 was 259,158,218.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.
Consolidated Statements of Financial Position

	June 30, 2008	December 31, 2007
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale	$46,860.9	$46,738.9
Fixed maturities, trading	907.4	529.3
Equity securities, available-for-sale	261.6	316.4
Equity securities, trading	265.5	269.8
Mortgage loans	12,773.1	12,659.6
Real estate	888.7	862.5
Policy loans	875.6	869.9
Other investments	2,296.1	2,118.6
Total investments	65,128.9	64,365.0
Cash and cash equivalents	1,524.5	1,344.4
Accrued investment income	744.0	774.1
Premiums due and other receivables	892.1	951.2
Deferred policy acquisition costs	3,344.1	2,810.1
Property and equipment	490.9	469.0
Goodwill	385.1	374.7
Other intangibles	995.7	1,006.9
Separate account assets	75,527.3	80,486.8
Other assets	2,494.3	1,938.0
Total assets	$151,526.9	$154,520.2
Liabilities
Contractholder funds	$42,942.1	$40,288.9
Future policy benefits and claims	18,690.5	18,454.7
Other policyholder funds	546.9	540.5
Short-term debt	215.1	290.8
Long-term debt	1,384.0	1,398.8
Income taxes currently payable	52.8	41.6
Deferred income taxes	165.0	576.3
Separate account liabilities	75,527.3	80,486.8
Other liabilities	5,383.3	5,020.1
Total liabilities	144,907.0	147,098.5
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share - 3.0 million shares authorized, issued and outstanding in 2008 and 2007	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share - 10.0 million shares authorized, issued and outstanding in 2008 and 2007	0.1	0.1
Common stock, par value $.01 per share - 2,500.0 million shares authorized, 386.7 million and 385.8 million shares issued, and 259.0 million and 259.1 million shares outstanding in 2008 and 2007, respectively	3.9	3.9
Additional paid-in capital	8,350.4	8,295.4
Retained earnings	3,757.7	3,414.3
Accumulated other comprehensive income (loss)	(773.9)	420.2
Treasury stock, at cost (127.7 million and 126.7 million shares in 2008 and 2007, respectively)	(4,718.3)	(4,712.2)
Total stockholders’ equity	6,619.9	7,421.7
Total liabilities and stockholders’ equity	$151,526.9	$154,520.2

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,156.2	$1,176.9	$2,209.2	$2,284.6
Fees and other revenues	622.5	622.9	1,235.9	1,215.4
Net investment income	991.0	976.6	1,951.3	1,899.8
Net realized/unrealized capital gains (losses)	(111.5)	55.4	(237.5)	93.0
Total revenues	2,658.2	2,831.8	5,158.9	5,492.8
Expenses
Benefits, claims and settlement expenses	1,634.0	1,584.7	3,106.0	3,082.7
Dividends to policyholders	69.0	74.0	139.8	148.0
Operating expenses	749.2	760.4	1,495.1	1,515.1
Total expenses	2,452.2	2,419.1	4,740.9	4,745.8
Income from continuing operations before income taxes	206.0	412.7	418.0	747.0
Income taxes	29.4	100.4	59.0	169.4
Income from continuing operations, net of related income taxes	176.6	312.3	359.0	577.6
Loss from discontinued operations, net of related income taxes	—	(0.2)	—	(0.2)
Net income	176.6	312.1	359.0	577.4
Preferred stock dividends	8.3	8.3	16.5	16.5
Net income available to common stockholders	$168.3	$303.8	$342.5	$560.9

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$0.65	$1.14	$1.32	$2.09
Loss from discontinued operations, net of related income taxes	—	—	—	—
Net income	$0.65	$1.14	$1.32	$2.09
Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$0.64	$1.12	$1.31	$2.07
Loss from discontinued operations, net of related income taxes	—	—	—	—
Net income	$0.64	$1.12	$1.31	$2.07

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders’ equity
	(in millions)
Balances at January 1, 2007	$—	$0.1	$3.8	$8,141.8	$2,824.1	$846.9	$(3,955.9)	$7,860.8
Common stock issued	—	—	—	38.5	—	—	—	38.5
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.2	—	—	—	0.2
Stock-based compensation and additional related tax benefits	—	—	—	43.2	—	—	—	43.2
Treasury stock acquired, common	—	—	—	—	—	—	(224.0)	(224.0)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	(16.5)
Comprehensive income:
Net income	—	—	—	—	577.4	—	—	577.4
Net unrealized losses, net	—	—	—	—	—	(328.5)	—	(328.5)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	36.5	—	36.5
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	(0.9)	—	(0.9)
Comprehensive income								284.5
Balances at June 30, 2007	$—	$0.1	$3.8	$8,223.7	$3,385.0	$554.0	$(4,179.9)	$7,986.7

Balances at January 1, 2008	$—	$0.1	$3.9	$8,295.4	$3,414.3	$420.2	$(4,712.2)	$7,421.7
Common stock issued	—	—	—	23.6	—	—	—	23.6
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.2	—	—	—	0.2
Stock-based compensation and additional related tax benefits	—	—	—	31.2	—	—	—	31.2
Treasury stock acquired, common	—	—	—	—	—	—	(6.1)	(6.1)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	(16.5)
Effects of changing post-retirement benefit plan measurement date, net of related income taxes	—	—	—	—	0.9	(2.0)	—	(1.1)
Comprehensive loss:
Net income	—	—	—	—	359.0	—	—	359.0
Net unrealized losses, net	—	—	—	—	—	(1,220.9)	—	(1,220.9)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	32.8	—	32.8
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	(4.0)	—	(4.0)
Comprehensive loss								(833.1)
Balances at June 30, 2008	$—	$0.1	$3.9	$8,350.4	$3,757.7	$(773.9)	$(4,718.3)	$6,619.9

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2008	2007
	(in millions)
Operating activities
Net income	$359.0	$577.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of related income taxes	—	0.2
Amortization of deferred policy acquisition costs	126.4	150.5
Additions to deferred policy acquisition costs	(373.8)	(252.8)
Accrued investment income	30.1	21.3
Net cash flows from trading securities	(409.8)	(157.8)
Premiums due and other receivables	23.0	186.6
Contractholder and policyholder liabilities and dividends	1,083.9	983.7
Current and deferred income taxes	(20.1)	26.7
Net realized/unrealized capital (gains) losses	237.5	(93.0)
Depreciation and amortization expense	69.8	65.4
Mortgage loans held for sale, acquired or originated	(27.4)	(52.5)
Mortgage loans held for sale, sold or repaid, net of gain	28.8	128.4
Real estate acquired through operating activities	(29.9)	(28.2)
Real estate sold through operating activities	7.2	46.8
Stock-based compensation	26.4	37.3
Other	(58.0)	280.5
Net adjustments	714.1	1,343.1
Net cash provided by operating activities	1,073.1	1,920.5
Investing activities
Available-for-sale securities:
Purchases	(4,360.4)	(5,067.2)
Sales	434.2	2,265.5
Maturities	1,799.4	2,356.7
Mortgage loans acquired or originated	(753.4)	(1,336.8)
Mortgage loans sold or repaid	613.8	862.4
Real estate acquired	(11.2)	(60.8)
Real estate sold	46.0	5.7
Net purchases of property and equipment	(49.5)	(46.1)
Purchases of interest in subsidiaries, net of cash acquired	(20.3)	—
Net change in other investments	(25.3)	(16.9)
Net cash used in investing activities	$(2,326.7)	$(1,037.5)

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the six months ended, June 30,
	2008	2007
	(in millions)
Financing activities
Issuance of common stock	$23.6	$38.5
Acquisition of treasury stock	(6.1)	(224.0)
Proceeds from financing element derivatives	83.3	76.2
Payments for financing element derivatives	(61.1)	(69.1)
Excess tax benefits from share-based payment arrangements	2.8	6.1
Dividends to preferred stockholders	(16.5)	(16.5)
Issuance of long-term debt	3.1	8.3
Principal repayments of long-term debt	(12.7)	(22.3)
Net repayments of short-term borrowings	(72.7)	(26.1)
Investment contract deposits	6,792.5	4,015.3
Investment contract withdrawals	(5,531.7)	(4,510.4)
Net increase in banking operation deposits	232.3	108.2
Other	(3.1)	—
Net cash provided by (used in) financing activities	1,433.7	(615.8)
Discontinued operations
Net cash provided by operating activities	—	1.4
Net cash used in investing activities	—	(1.1)
Net cash used in financing activities	—	(0.3)
Net cash provided by discontinued operations	—	—
Net increase in cash and cash equivalents	180.1	267.2
Cash and cash equivalents at beginning of period	1,344.4	1,590.8
Cash and cash equivalents at end of period	$1,524.5	$1,858.0
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$(0.7)
At end of period	$—	$(0.7)

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements

June 30, 2008
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2007, included in our Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2007, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the June 30, 2007, financial statements to conform to the June 30, 2008, presentation.

Recent Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  This Statement requires (1) qualitative disclosures about objectives and strategies for using derivatives, (2) quantitative disclosures about fair value amounts of gains and losses on derivative instruments and related hedged items and (3) disclosures about credit-risk-related contingent features in derivative instruments.  The disclosures are intended to provide users of financial statements with an enhanced understanding of how and why derivative instruments are used, how they are accounted for and the financial statement impacts.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact this guidance will have on our disclosures.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value.  Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income.  The decision about whether to elect the fair value option (1) is applied instrument by instrument, with certain exceptions; (2) is irrevocable and (3) is applied to an entire instrument and not only to specified risks, specific cash flows or portions of that instrument.  SFAS 159 also requires additional disclosures that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.  At the effective date, the fair value option may be elected for eligible items that exist at that date and the effect of the first remeasurement to fair value for those items should be reported as a cumulative effect adjustment to retained earnings.  We adopted SFAS 159 on January 1, 2008, and the cumulative effect of the change in accounting principle as a result of adopting SFAS 159 was immaterial.  Therefore, the pre-tax cumulative effect of the change in accounting principle is reflected in net realized/unrealized capital gains (losses). Election of this option upon acquisition or assumption of eligible items could introduce period to period volatility in net income.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
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

Separate Accounts

As of June 30, 2008, and December 31, 2007, the separate accounts include a separate account valued at $418.4 million and $748.5 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Federal Income Taxes

The effective income tax rates for the three and six months ended June 30, 2008, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and additional U.S. foreign tax credits resulting from the enactment of legislation to increase the Brazilian tax rate in the second quarter of 2008.  As we apply the equity method of accounting to our Brazilian operations, the net increase in deferred tax liabilities associated with the newly enacted rate is reflected in net investment income.  The effective income tax rate for the six months ended June 30, 2008, is also lower than the prevailing corporate federal income tax rate due to the release of state deferred income tax liabilities associated with a reorganization of certain subsidiaries. The effective income tax rates for the three and six months ended June 30, 2007, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income. The effective income tax rate for the six months ended June 30, 2007, is also lower than the prevailing corporate federal income tax rate due to tax credits received on our investment in a synthetic fuel production facility.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

2. Federal Income Taxes (continued)

The Internal Revenue Service is currently auditing our federal income tax returns for the years 2004 and 2005. We do not expect the results of these audits or developments in other tax areas to significantly increase or decrease the total amount of unrecognized tax benefits in the next twelve months, but the outcome of tax reviews is uncertain and unforeseen results can occur.

3. Employee and Agent Benefits

Components of net periodic benefit cost (income):

	Pension benefits		Other postretirement benefits
	For the three months ended June 30,		For the three months ended June 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$12.4	$11.8	$2.1	$2.0
Interest cost	24.9	22.4	4.2	3.9
Expected return on plan assets	(32.6)	(28.6)	(9.4)	(8.4)
Amortization of prior service benefit	(1.9)	(2.1)	(0.6)	(0.7)
Recognized net actuarial loss (gain)	0.3	2.5	(0.8)	(0.5)
Net periodic benefit cost (income)	$3.1	$6.0	$(4.5)	$(3.7)

	Pension benefits		Other postretirement benefits
	For the six months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$24.8	$23.5	$4.2	$4.0
Interest cost	49.8	44.8	8.4	7.7
Expected return on plan assets	(65.2)	(57.1)	(18.8)	(16.8)
Amortization of prior service benefit	(3.8)	(4.2)	(1.2)	(1.3)
Recognized net actuarial loss (gain)	0.6	5.0	(1.6)	(0.9)
Net periodic benefit cost (income)	$6.2	$12.0	$(9.0)	$(7.3)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2008 will be zero so we will not be required to fund our qualified pension plan during 2008. However, it is possible that we may fund the qualified and nonqualified pension plans in 2008 in the range of $20.0 million to $50.0 million. During the three and six months ended June 30, 2008, no contributions were made to these plans.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

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

On August 28, 2007, two plaintiffs filed two putative class action lawsuits in the United States District Court for the Southern District of Iowa against Principal Life and Princor Financial Services Corporation (the “Principal Defendants”). One of the lawsuits alleges that the Principal Defendants breached alleged fiduciary duties to participants in employer-sponsored 401(k) plans who were retiring or leaving their respective plans, including providing misleading information and failing to act solely in the interests of the participants, resulting in alleged violations of ERISA. The Plaintiffs dismissed the second suit, which was based upon the same facts and alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. The Principal Defendants are aggressively defending the first lawsuit.

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

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of June 30, 2008, was approximately $206.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that performance under these guarantees could materially affect net income in a particular quarter or annual period.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

4. Contingencies, Guarantees and Indemnifications (continued)

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of Principal Residential Mortgage, Inc. and other divestitures, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. At inception, the fair value of such indemnifications was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe that performance under these indemnifications would not result in a material adverse effect on our business or financial position. It is possible that performance under these indemnifications could materially affect net income in a particular quarter or annual period.

Securities Posted as Collateral

We posted $865.0 million in fixed maturities, available-for-sale securities at June 30, 2008, to satisfy collateral requirements primarily associated with our derivatives credit support annex agreements and a reinsurance arrangement. In addition, we posted $295.2 million in commercial and residential mortgage-backed securities as of June 30, 2008, to satisfy collateral requirements associated with our obligation under a funding agreement with the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”).

5. Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2007	3.0	10.0	268.4
Shares issued	—	—	1.3
Treasury stock acquired	—	—	(3.7)
Outstanding shares at June 30, 2007	3.0	10.0	266.0

Outstanding shares at January 1, 2008	3.0	10.0	259.1
Shares issued	—	—	0.9
Treasury stock acquired	—	—	(1.0)
Outstanding shares at June 30, 2008	3.0	10.0	259.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

5. Stockholders’ Equity (continued)

Comprehensive income (loss) is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in millions)
Net income	$176.6	$312.1	$359.0	$577.4
Net change in unrealized losses on fixed maturities, available-for-sale	(716.8)	(756.8)	(2,172.0)	(713.6)
Net change in unrealized gains (losses) on equity securities, available-for-sale	6.6	(4.9)	(2.3)	(5.4)
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	5.5	83.5	6.1	96.6
Adjustments for assumed changes in amortization patterns	122.7	113.1	293.7	118.5
Adjustment for assumed changes in liability for policyholder benefits and claims	(3.7)	—	(11.4)	—
Net change in unrealized gains on derivative instruments	48.6	21.9	11.9	28.8
Change in net foreign currency translation adjustment	(29.3)	38.8	41.1	38.3
Change in unrecognized post-retirement benefit obligation	(3.0)	(0.7)	(6.1)	(1.4)
Provision for deferred income tax benefits	154.6	161.4	646.9	145.3
Comprehensive income (loss)	$(238.2)	$(31.6)	$(833.1)	$284.5

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

•                  Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities primarily include exchange traded equity securities, mutual funds and highly liquid U.S. Treasury bonds.

•                  Level 2 – Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Our Level 2 assets and liabilities primarily include fixed maturity securities (including public and private bonds), equity securities, over-the-counter derivatives and other investments for which public quotations are not available but that are priced by third-party pricing services or internal models using observable inputs.

•                  Level 3 – Unobservable inputs for the asset or liability. Our Level 3 assets and liabilities include fixed maturity securities (including private, structured transactions), private equity securities, complex derivatives and embedded derivatives that must be priced using broker quotes or other valuation methods that utilize substantial unobservable inputs.

Determination of fair value

The following discussion describes the valuation methodologies used for assets and liabilities measured at fair value.  The techniques utilized in estimating the fair values of financial instruments are reliant on the assumptions used, including discount rates and estimates of the amount and timing of future cash flows. Care should be exercised in deriving conclusions about our business, its value or financial position based on the fair value information of financial instruments presented below.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

6. Fair Value Measurement (continued)

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

Fixed Maturities and Equity Securities

Fair values of equity securities are determined using public quotations, when available. Fair values of public bonds and those private securities that are actively traded in the secondary market have been determined through the use of third-party pricing services using market observable inputs. Private placement securities and other corporate fixed maturities where we do not receive a public quotation are valued by discounting the expected cash flows. Market rates used are applicable to the yield, credit quality and average maturity of each security.  Private equity securities may also utilize internal valuation methodologies appropriate for the specific asset.  Fair values might also be determined using broker quotes or through the use of internal models or analysis.

Derivatives

Fair values of derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes.  The valuation models consider projected discounted cash flows, relevant swap curves and appropriate implied volatilities.

Other Investments

Other investments reported at fair value primarily include seed money investments, for which the fair value is determined using the net asset value of the fund.

Cash Equivalents

Because of the nature of these assets, carrying amounts approximate fair values.  Fair values of cash equivalents may be determined using public quotations, when available.

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

Investment-Type Insurance Contracts

Certain annuity contracts and other investment-type insurance contracts include embedded derivatives that have been bifurcated from the host contract.  The fair value of embedded derivatives is calculated based on actuarial and capital market assumptions, including non-performance risk, reflecting the projected cash flows over the life of the contract, incorporating expected policyholder behavior.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

6. Fair Value Measurement (continued)

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of June 30, 2008
	Assets / liabilities measured at fair	Fair value hierarchy level
	value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale	$46,860.9	$147.2	$44,862.2	$1,851.5
Fixed maturities, trading	907.4	—	842.0	65.4
Equity securities, available-for-sale	261.6	206.4	2.0	53.2
Equity securities, trading	265.5	127.2	138.3	—
Net derivative assets and liabilities (1)	486.6	—	522.4	(35.8)
Other investments (2)	125.6	16.7	108.9	—
Cash equivalents (3)	1,419.4	693.3	726.1	—
Sub-total excluding separate account assets	50,327.0	1,190.8	47,201.9	1,934.3

Separate account assets	75,527.3	49,216.4	19,213.8	7,097.1
Total assets	$125,854.3	$50,407.2	$66,415.7	$9,031.4

Liabilities
Investment-type insurance contracts (4)	$(2.4)	$—	$—	$(2.4)
Total liabilities	$(2.4)	$—	$—	$(2.4)

(1)

The fair value of our derivative instruments classified as assets and liabilities at June 30, 2008, was $1,227.0 million and $740.4 million, respectively. Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities.

(2)	Primarily includes seed money investments reported at fair value.
(3)	Includes short-term investments with a maturity date of three months or less when purchased.
(4)	Includes bifurcated embedded derivatives that are reported at fair value.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

6. Fair Value Measurement (continued)

Changes in Level 3 fair value measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008, is as follows:

							Changes in
	For the three months ended June 30, 2008						unrealized
		Total realized/unrealized gains (losses)		Purchases,		Ending	gains (losses) included in
	Beginning balance as of March 31, 2008	Included in net income (1)	Included in other comprehensive income	sales, issuances and settlements	Transfers in (out) of Level 3	balance as of June 30, 2008	net income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale	$1,810.8	$(8.6)	$(13.3)	$4.0	$58.6	$1,851.5	$(9.4)
Fixed maturities, trading	106.5	(1.0)	—	(30.0)	(10.1)	65.4	(1.0)
Equity securities, available-for-sale	38.9	(11.0)	10.3	—	15.0	53.2	(11.0)
Net derivative assets and liabilities	(48.1)	10.0	1.8	0.5	—	(35.8)	8.0
Separate account assets	7,388.2	(301.2)	—	8.7	1.4	7,097.1	(289.7)

Liabilities
Investment-type insurance contracts	(4.0)	(1.4)	—	3.0	—	(2.4)	1.3

							Changes in
	For the six months ended June 30, 2008						unrealized
		Total realized/unrealized gains (losses)		Purchases,		Ending	gains (losses) included in
	Beginning balance as of January 1, 2008	Included in net income (1)	Included in other comprehensive income	sales, issuances and settlements	Transfers in (out) of Level 3	balance as of June 30, 2008	net income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale	$2,201.3	$(50.4)	$(362.2)	$(74.8)	$137.6	$1,851.5	$(49.0)
Fixed maturities, trading	92.3	(1.6)	—	(15.2)	(10.1)	65.4	(1.6)
Equity securities, available-for-sale	51.1	(34.3)	0.2	(1.8)	38.0	53.2	(34.7)
Net derivative assets and liabilities	(8.0)	(35.9)	7.0	1.1	—	(35.8)	(37.3)
Separate account assets	7,313.2	(283.8)	—	140.1	(72.4)	7,097.1	(272.7)

Liabilities
Investment-type insurance contracts	(49.3)	7.3	—	39.6	—	(2.4)	7.6

(1)

Both realized and unrealized gains and losses for the three and six months ended June 30, 2008, are generally reported in net realized/unrealized capital gains (losses) within the consolidated statements of operations. Gains and losses for separate account assets are not reflected in the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

6. Fair Value Measurement (continued)

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis.  During the first quarter of 2008, mortgage servicing rights with an aggregate cost of $9.0 million had been written down to fair value of $7.9 million, resulting in a charge of $1.1 million that was recorded in operating expenses.  These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

Transition

In connection with our adoption of SFAS 157 on January 1, 2008, we recorded a $13.0 million pre-tax gain in net realized/unrealized capital gains (losses) resulting from the incorporation of our own creditworthiness and additional risk margins in the valuation of certain embedded derivatives recorded at fair value.

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

Prior to December 31, 2007, amounts now reported in the U.S. Asset Accumulation segment and the Global Asset Management segment were reported together in the U.S. Asset Management and Accumulation segment. This change was made due to continued growth in our Global Asset Management business and has no impact on our consolidated financial statements for any period presented. Our segment results for the three and six months ended June 30, 2007, have been restated to conform to the current segment presentation.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

7. Segment Information (continued)

Management uses segment operating earnings in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income available to common stockholders for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition costs (“DPAC”) and sales inducements, recognition of deferred front-end fee revenues for sales charges on retirement products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues. Net realized/unrealized capital gains (losses), as adjusted, exclude periodic settlements and accruals on non-hedge derivative instruments. Segment operating revenues exclude net realized/unrealized capital gains (except periodic settlements and accruals on non-hedge derivatives) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues and include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2008	December 31, 2007
	(in millions)
Assets:
U.S. Asset Accumulation	$123,028.0	$126,131.1
Global Asset Management	1,343.3	1,438.9
International Asset Management and Accumulation	9,571.1	9,350.5
Life and Health Insurance	14,949.8	14,816.6
Corporate and Other	2,634.7	2,783.1
Total consolidated assets	$151,526.9	$154,520.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

7. Segment Information (continued)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues by segment:
U.S. Asset Accumulation	$1,255.7	$1,265.9	$2,460.4	$2,445.0
Global Asset Management	146.1	154.5	264.4	289.3
International Asset Management and Accumulation	251.2	175.0	434.9	316.3
Life and Health Insurance	1,180.6	1,211.5	2,368.2	2,423.9
Corporate and Other	(44.5)	(21.4)	(99.8)	(65.3)
Total segment operating revenues	2,789.1	2,785.5	5,428.1	5,409.2
Add:
Net realized/unrealized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(130.9)	46.1	(269.2)	83.3
Subtract:
Operating revenues from a discontinued real estate investment	—	(0.2)	—	(0.3)
Total revenues per consolidated statements of operations	$2,658.2	$2,831.8	$5,158.9	$5,492.8
Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Accumulation	$152.9	$164.5	$292.0	$319.2
Global Asset Management	23.7	32.2	26.4	55.9
International Asset Management and Accumulation	31.8	26.7	63.5	46.0
Life and Health Insurance	66.7	60.1	145.9	105.6
Corporate and Other	(21.4)	(0.6)	(32.8)	(7.0)
Total segment operating earnings, net of related income taxes	253.7	282.9	495.0	519.7
Net realized/unrealized capital gains (losses), as adjusted (1)	(85.4)	20.9	(160.1)	41.2
Other after-tax adjustments (2)	—	—	7.6	—
Net income available to common stockholders per consolidated statements of operations	$168.3	$303.8	$342.5	$560.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

7. Segment Information (continued)

(1)                                  Net realized/unrealized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in millions)

Net realized/unrealized capital gains (losses)	$(111.5)	$55.4	$(237.5)	$93.0
Periodic settlements and accruals on non-hedge derivatives	(19.4)	(9.5)	(28.2)	(9.5)
Certain market value adjustments to fee revenues	—	(0.2)	(3.5)	(1.0)
Recognition of front-end fee revenues	—	0.4	—	0.8
Net realized/unrealized capital gains (losses), net of related revenue adjustments	(130.9)	46.1	(269.2)	83.3
Amortization of deferred policy acquisition and sales inducement costs	16.4	1.8	29.9	1.1
Capital (gains) losses distributed	(6.9)	(8.6)	2.4	(10.6)
Certain market value adjustments of embedded derivatives	(3.2)	—	(3.2)	—
Minority interest capital (gains) losses	(3.0)	(5.6)	3.7	(6.9)
Income tax effect	42.2	(12.8)	76.3	(25.7)
Net realized/unrealized capital gains (losses), as adjusted	$(85.4)	$20.9	$(160.1)	$41.2

(2)                                  For the six months ended June 30, 2008, other after-tax adjustments included the positive effect of $7.6 million, resulting from a change in estimated loss related to a prior year legal contingency.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

7. Segment Information (continued)

The following table summarizes operating revenues for our products and services:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in millions)
U.S. Asset Accumulation:
Full service accumulation	$368.1	$370.4	$730.8	$736.9
Principal Funds	168.8	179.0	342.1	336.4
Individual annuities	271.9	187.7	491.8	334.7
Bank and trust services	16.6	14.7	36.7	29.6
Eliminations	(44.9)	(43.5)	(94.2)	(72.2)
Total Accumulation	780.5	708.3	1,507.2	1,365.4
Investment only	274.4	295.5	562.1	577.9
Full service payout	200.8	262.1	391.1	501.7
Total Guaranteed	475.2	557.6	953.2	1,079.6
Total U.S. Asset Accumulation	1,255.7	1,265.9	2,460.4	2,445.0
Global Asset Management (1)	146.1	154.5	264.4	289.3
International Asset Management and Accumulation	251.2	175.0	434.9	316.3
Life and Health Insurance:
Individual life insurance	350.7	337.4	699.7	675.2
Health insurance	452.0	510.8	917.4	1,030.0
Specialty benefits insurance	378.4	363.9	752.2	720.0
Eliminations	(0.5)	(0.6)	(1.1)	(1.3)
Total Life and Health Insurance	1,180.6	1,211.5	2,368.2	2,423.9
Corporate and Other	(44.5)	(21.4)	(99.8)	(65.3)
Total operating revenues	$2,789.1	$2,785.5	$5,428.1	$5,409.2
Total operating revenues	$2,789.1	$2,785.5	$5,428.1	$5,409.2
Net realized/unrealized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(130.9)	46.1	(269.2)	83.3
Operating revenues from a discontinued real estate investment	—	0.2	—	0.3
Total revenues per consolidated statements of operations	$2,658.2	$2,831.8	$5,158.9	$5,492.8

(1)                                 Reflects inter-segment revenues of $59.1 million and $57.1 million and $117.9 million and $111.9 million for the three and six months ended June 30, 2008 and 2007, respectively.  These revenues are eliminated within the Corporate and Other segment.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

8. Stock-Based Compensation Plans

As of June 30, 2008, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan.

As of June 30, 2008, the maximum number of new shares of common stock that were available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 16.5 million.

The compensation cost that was charged against income for the Stock-Based Compensation Plans is as follows:

	For the six months ended June 30,
	2008	2007
	(in millions)
Compensation cost	$27.4	$34.0
Related income tax benefit	9.0	11.0
Capitalized as part of an asset	2.6	2.1

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2005 Stock Incentive Plan. Total options granted were 1.6 million for the six months ended June 30, 2008. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 1.5 percent, a weighted-average expected volatility of 25.3 percent, a weighted-average risk-free interest rate of 3.1 percent and a weighted-average expected term of 6 years. The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2008, was $15.47 per share.

As of June 30, 2008, there were $21.6 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 2.0 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2005 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the six months ended June 30, 2008. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 200% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $59.99 per common share.

As of June 30, 2008, there were $9.2 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 1.2 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2005 Stock Incentive Plan. Total restricted stock units granted were 0.8 million for the six months ended June 30, 2008. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $59.79 per common share.

As of June 30, 2008, there were $41.9 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 2.4 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

8. Stock-Based Compensation Plans (continued)

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.4 million shares for the six months ended June 30, 2008. The weighted-average fair value of the discount on the stock purchased was $7.42 per share.

The maximum number of shares of common stock that we may issue under the Employee Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the Initial Public Offering. As of June 30, 2008, a total of 2.3 million of new shares are available to be made issuable by us for this plan.

9. Earnings Per Common Share

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$176.6	$312.3	$359.0	$577.6
Subtract:
Preferred stock dividends	8.3	8.3	16.5	16.5
Income from continuing operations available to common stockholders, net of related income taxes	$168.3	$304.0	$342.5	$561.1
Weighted-average shares outstanding
Basic	259.1	267.7	259.2	267.9
Dilutive effects:
Stock options	1.8	2.3	1.7	2.3
Restricted stock units	0.3	0.3	0.3	0.4
Diluted	261.2	270.3	261.2	270.6
Income from continuing operations per common share:
Basic	$0.65	$1.14	$1.32	$2.09
Diluted	$0.64	$1.12	$1.31	$2.07

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
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

The following tables set forth condensed consolidating financial information of Principal Life and PFG as of June 30, 2008, and December 31, 2007, and for the six months ended June 30, 2008 and 2007.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
June 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$42,133.2	$5,347.1	$(619.4)	$46,860.9
Fixed maturities, trading	—	730.9	176.5	—	907.4
Equity securities, available-for-sale	—	255.4	6.2	—	261.6
Equity securities, trading	—	—	265.5	—	265.5
Mortgage loans	—	10,443.9	2,662.4	(333.2)	12,773.1
Real estate	—	20.0	868.7	—	888.7
Policy loans	—	859.2	16.4	—	875.6
Investment in unconsolidated entities	7,238.7	928.0	2,867.8	(10,522.2)	512.3
Other investments	—	3,672.7	609.8	(2,498.7)	1,783.8
Cash and cash equivalents	(22.1)	976.4	576.5	(6.3)	1,524.5
Accrued investment income	—	692.1	58.1	(6.2)	744.0
Premiums due and other receivables	—	727.6	172.1	(7.6)	892.1
Deferred policy acquisition costs	—	3,128.9	215.2	—	3,344.1
Property and equipment	—	430.6	60.3	—	490.9
Goodwill	—	96.7	288.4	—	385.1
Other intangibles	—	37.0	958.7	—	995.7
Separate account assets	—	70,533.4	4,993.9	—	75,527.3
Other assets	7.0	1,621.0	431.9	434.4	2,494.3
Total assets	$7,223.6	$137,287.0	$20,575.5	$(13,559.2)	$151,526.9
Liabilities
Contractholder funds	$—	$43,147.3	$22.8	$(228.0)	$42,942.1
Future policy benefits and claims	—	15,794.0	2,904.1	(7.6)	18,690.5
Other policyholder funds	—	528.2	18.7	—	546.9
Short-term debt	—	—	215.1	—	215.1
Long-term debt	601.8	99.5	1,291.4	(608.7)	1,384.0
Income taxes currently payable (receivable)	(9.5)	(371.3)	43.2	390.4	52.8
Deferred income taxes	(7.8)	(272.4)	310.5	134.7	165.0
Separate account liabilities	—	70,533.4	4,993.9	—	75,527.3
Other liabilities	19.2	2,111.6	3,537.1	(284.6)	5,383.3
Total liabilities	603.7	131,570.3	13,336.8	(603.8)	144,907.0
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	2.5	—	(2.5)	3.9
Additional paid-in capital	8,350.4	5,616.4	7,785.4	(13,401.8)	8,350.4
Retained earnings	3,757.7	1,078.6	218.1	(1,296.7)	3,757.7
Accumulated other comprehensive loss	(773.9)	(980.8)	(764.8)	1,745.6	(773.9)
Treasury stock, at cost	(4,718.3)	—	—	—	(4,718.3)
Total stockholders’ equity	6,619.9	5,716.7	7,238.7	(12,955.4)	6,619.9
Total liabilities and stockholders’ equity	$7,223.6	$137,287.0	$20,575.5	$(13,559.2)	$151,526.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,014.5	$194.7	$—	$2,209.2
Fees and other revenues	—	743.0	717.9	(225.0)	1,235.9
Net investment income (loss)	(0.1)	1,621.3	323.5	6.6	1,951.3
Net realized/unrealized capital gains (losses)	—	(293.9)	24.5	31.9	(237.5)
Total revenues	(0.1)	4,084.9	1,260.6	(186.5)	5,158.9
Expenses
Benefits, claims and settlement expenses	—	2,804.2	309.8	(8.0)	3,106.0
Dividends to policyholders	—	139.8	—	—	139.8
Operating expenses	25.9	991.1	673.3	(195.2)	1,495.1
Total expenses	25.9	3,935.1	983.1	(203.2)	4,740.9

Income (loss) from continuing operations before income taxes	(26.0)	149.8	277.5	16.7	418.0

Income taxes (benefits)	(11.1)	14.4	58.2	(2.5)	59.0
Equity in the net income of subsidiaries	373.9	181.5	154.6	(710.0)	—

Net income	359.0	316.9	373.9	(690.8)	359.0
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$342.5	$316.9	$373.9	$(690.8)	$342.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,168.4	$116.2	$—	$2,284.6
Fees and other revenues	—	722.2	688.9	(195.7)	1,215.4
Net investment income	4.5	1,627.0	251.6	16.7	1,899.8
Net realized/unrealized capital gains	—	21.7	69.1	2.2	93.0
Total revenues	4.5	4,539.3	1,125.8	(176.8)	5,492.8
Expenses
Benefits, claims and settlement expenses	—	2,888.9	201.5	(7.7)	3,082.7
Dividends to policyholders	—	148.0	—	—	148.0
Operating expenses	24.9	1,014.9	647.7	(172.4)	1,515.1
Total expenses	24.9	4,051.8	849.2	(180.1)	4,745.8

Income (loss) from continuing operations before income taxes	(20.4)	487.5	276.6	3.3	747.0

Income taxes (benefits)	(8.2)	117.3	60.2	0.1	169.4
Equity in the net income of subsidiaries, excluding discontinued operations	589.8	157.0	373.3	(1,120.1)	—
Income from continuing operations, net of related income taxes	577.6	527.2	589.7	(1,116.9)	577.6
Loss from discontinued operations, net of related income taxes	(0.2)	—	(0.1)	0.1	(0.2)

Net income	577.4	527.2	589.6	(1,116.8)	577.4
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$560.9	$527.2	$589.6	$(1,116.8)	$560.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(25.9)	$856.4	$149.3	$93.3	$1,073.1
Investing activities
Available-for-sale securities:
Purchases	—	(3,837.0)	(475.7)	(47.7)	(4,360.4)
Sales	—	317.7	116.5	—	434.2
Maturities	—	1,665.1	134.3	—	1,799.4
Mortgage loans acquired or originated	—	(708.3)	(110.2)	65.1	(753.4)
Mortgage loans sold or repaid	—	533.9	129.4	(49.5)	613.8
Real estate acquired	—	(0.2)	(11.0)	—	(11.2)
Real estate sold	—	—	46.0	—	46.0
Net purchases of property and equipment	(0.1)	(39.9)	(9.5)	—	(49.5)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(20.3)	—	(20.3)
Dividends received from unconsolidated entities	6.1	40.3	7.3	(53.7)	—
Net change in other investments	—	(53.2)	(5.3)	33.2	(25.3)
Net cash provided by (used in) investing activities	6.0	(2,081.6)	(198.5)	(52.6)	(2,326.7)
Financing activities
Issuance of common stock	23.6	—	—	—	23.6
Acquisition of treasury stock	(6.1)	—	—	—	(6.1)
Proceeds from financing element derivatives	—	83.3	—	—	83.3
Payments for financing element derivatives	—	(61.1)	—	—	(61.1)
Excess tax benefits from share-based payment arrangements	—	1.2	1.6	—	2.8
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	15.7	(12.6)	3.1
Principal repayments of long-term debt	—	—	(39.8)	27.1	(12.7)
Net repayments of short-term borrowings	—	—	(74.1)	1.4	(72.7)
Dividends paid to parent	—	(7.3)	(46.4)	53.7	—
Investment contract deposits	—	6,792.5	—	—	6,792.5
Investment contract withdrawals	—	(5,531.7)	—	—	(5,531.7)
Net increase in banking operation deposits	—	—	232.3	—	232.3
Other	—	(3.1)	—	—	(3.1)
Net cash provided by financing activities	1.0	1,273.8	89.3	69.6	1,433.7
Net increase (decrease) in cash and cash equivalents	(18.9)	48.6	40.1	110.3	180.1

Cash and cash equivalents at beginning of period	(3.2)	927.8	536.4	(116.6)	1,344.4
Cash and cash equivalents at end of period	$(22.1)	$976.4	$576.5	$(6.3)	$1,524.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(16.8)	$1,479.9	$684.6	$(227.2)	$1,920.5
Investing activities
Available-for-sale securities:
Purchases	—	(4,601.8)	(512.8)	47.4	(5,067.2)
Sales	—	2,144.7	120.8	—	2,265.5
Maturities	—	2,179.9	176.8	—	2,356.7
Mortgage loans acquired or originated	—	(1,167.0)	(214.5)	44.7	(1,336.8)
Mortgage loans sold or repaid	—	779.1	105.8	(22.5)	862.4
Real estate acquired	—	(48.6)	(12.2)	—	(60.8)
Real estate sold	—	4.5	1.2	—	5.7
Net purchases of property and equipment	—	(26.3)	(19.8)	—	(46.1)
Dividends received from (contributions to) unconsolidated entities	256.3	(70.9)	456.3	(641.7)	—
Net change in other investments	—	(82.1)	(71.9)	137.1	(16.9)
Net cash provided by (used in) investing activities	256.3	(888.5)	29.7	(435.0)	(1,037.5)
Financing activities
Issuance of common stock	38.5	—	—	—	38.5
Acquisition of treasury stock	(224.0)	—	—	—	(224.0)
Proceeds from financing element derivatives	—	76.2	—	—	76.2
Payments for financing element derivatives	—	(69.1)	—	—	(69.1)
Excess tax benefits from share-based payment arrangements	—	4.2	1.9	—	6.1
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	14.6	90.7	(97.0)	8.3
Principal repayments of long-term debt	—		(30.3)	8.0	(22.3)
Net repayments of short-term borrowings	—	—	(57.9)	31.8	(26.1)
Dividends paid to parent	—	(456.3)	(185.4)	641.7	—
Investment contract deposits	—	4,015.3	—	—	4,015.3
Investment contract withdrawals	—	(4,510.4)	—	—	(4,510.4)
Net increase in banking operation deposits	—	—	108.2	—	108.2
Net cash used in financing activities	(202.0)	(925.5)	(72.8)	584.5	(615.8)
Discontinued operations
Net cash provided by operating activities	—	—	1.2	0.2	1.4
Net cash used in investing activities	—	—	(1.1)	—	(1.1)
Net cash used in financing activities	—	—	(0.3)	—	(0.3)
Net cash provided by (used in) discontinued operations	—	—	(0.2)	0.2	—

Net increase (decrease) in cash and cash equivalents	37.5	(334.1)	641.3	(77.5)	267.2

Cash and cash equivalents at beginning of period	30.9	1,399.8	261.1	(101.0)	1,590.8
Cash and cash equivalents at end of period	$68.4	$1,065.7	$902.4	$(178.5)	$1,858.0
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$—	$(0.7)	$—	$(0.7)
At end of period	$—	$—	$(0.7)	$—	$(0.7)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

On June 11, 2008, our shelf registration statement was filed with the SEC and became effective.  The shelf registration replaces the shelf registration that had been in effect since June 2004, as it was scheduled to expire in the fourth quarter of 2008.  Under our current shelf registration, we have the ability to issue unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration statement.

The following tables set forth condensed consolidating financial information of PFS and PFG as of June 30, 2008, and December 31, 2007, and for the six months ended June 30, 2008, and 2007.

Condensed Consolidating Statements of Financial Position
June 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$46,860.9	$—	$46,860.9
Fixed maturities, trading	—	—	907.4	—	907.4
Equity securities, available-for-sale	—	—	261.6	—	261.6
Equity securities, trading	—	—	265.5	—	265.5
Mortgage loans	—	—	12,773.1	—	12,773.1
Real estate	—	—	888.7	—	888.7
Policy loans	—	—	875.6	—	875.6
Investment in unconsolidated entities	7,238.7	7,858.7	512.1	(15,097.2)	512.3
Other investments	—	41.3	1,751.9	(9.4)	1,783.8
Cash and cash equivalents	(22.1)	290.9	1,827.1	(571.4)	1,524.5
Accrued investment income	—	—	744.0	—	744.0
Premiums due and other receivables	—	1.7	903.6	(13.2)	892.1
Deferred policy acquisition costs	—	—	3,344.1	—	3,344.1
Property and equipment	—	—	490.9	—	490.9
Goodwill	—	—	385.1	—	385.1
Other intangibles	—	—	995.7	—	995.7
Separate account assets	—	—	75,527.3	—	75,527.3
Other assets	7.0	9.9	2,438.6	38.8	2,494.3
Total assets	$7,223.6	$8,202.5	$151,753.2	$(15,652.4)	$151,526.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)
June 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Liabilities
Contractholder funds	$—	$—	$42,942.1	$—	$42,942.1
Future policy benefits and claims	—	—	18,690.5	—	18,690.5
Other policyholder funds	—	—	546.9	—	546.9
Short-term debt	—	159.9	336.3	(281.1)	215.1
Long-term debt	601.8	454.8	327.4	—	1,384.0
Income taxes currently payable (receivable)	(9.5)	(5.9)	16.8	51.4	52.8
Deferred income taxes	(7.8)	4.9	177.4	(9.5)	165.0
Separate account liabilities	—	—	75,527.3	—	75,527.3
Other liabilities	19.2	350.1	5,329.8	(315.8)	5,383.3
Total liabilities	603.7	963.8	143,894.5	(555.0)	144,907.0
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	—	17.8	(17.8)	3.9
Additional paid-in capital	8,350.4	7,785.4	7,153.6	(14,939.0)	8,350.4
Retained earnings	3,757.7	218.1	1,438.3	(1,656.4)	3,757.7
Accumulated other comprehensive loss	(773.9)	(764.8)	(749.0)	1,513.8	(773.9)
Treasury stock, at cost	(4,718.3)	—	(2.0)	2.0	(4,718.3)
Total stockholders’ equity	6,619.9	7,238.7	7,858.7	(15,097.4)	6,619.9
Total liabilities and stockholders’ equity	$7,223.6	$8,202.5	$151,753.2	$(15,652.4)	$151,526.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,209.2	$—	$2,209.2
Fees and other revenues	—	0.1	1,243.1	(7.3)	1,235.9
Net investment income (loss)	(0.1)	(2.0)	1,953.4	—	1,951.3
Net realized/unrealized capital losses	—	(0.5)	(236.9)	(0.1)	(237.5)
Total revenues	(0.1)	(2.4)	5,168.8	(7.4)	5,158.9
Expenses
Benefits, claims and settlement expenses	—	—	3,106.0	—	3,106.0
Dividends to policyholders	—	—	139.8	—	139.8
Operating expenses	25.9	21.9	1,454.7	(7.4)	1,495.1
Total expenses	25.9	21.9	4,700.5	(7.4)	4,740.9

Income (loss) from continuing operations before income taxes	(26.0)	(24.3)	468.3	—	418.0

Income taxes (benefits)	(11.1)	(23.7)	93.8	—	59.0
Equity in the net income of subsidiaries	373.9	374.5	—	(748.4)	—
Net income	359.0	373.9	374.5	(748.4)	359.0
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$342.5	$373.9	$374.5	$(748.4)	$342.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,284.6	$—	$2,284.6
Fees and other revenues	—	—	1,221.0	(5.6)	1,215.4
Net investment income (loss)	4.5	(0.4)	1,895.5	0.2	1,899.8
Net realized/unrealized capital gains	—	1.8	91.2	—	93.0
Total revenues	4.5	1.4	5,492.3	(5.4)	5,492.8
Expenses
Benefits, claims and settlement expenses	—	—	3,082.7	—	3,082.7
Dividends to policyholders	—	—	148.0	—	148.0
Operating expenses	24.9	19.9	1,475.7	(5.4)	1,515.1
Total expenses	24.9	19.9	4,706.4	(5.4)	4,745.8

Income (loss) from continuing operations before income taxes	(20.4)	(18.5)	785.9	—	747.0

Income taxes (benefits)	(8.2)	(5.7)	183.3	—	169.4
Equity in the net income of subsidiaries, excluding discontinued operations	589.8	602.6	—	(1,192.4)	—
Income from continuing operations, net of related income taxes	577.6	589.8	602.6	(1,192.4)	577.6
Loss from discontinued operations, net of related income taxes	(0.2)	(0.2)	(0.2)	0.4	(0.2)

Net income	577.4	589.6	602.4	(1,192.0)	577.4
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$560.9	$589.6	$602.4	$(1,192.0)	$560.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(25.9)	$(51.0)	$1,097.8	$52.2	$1,073.1
Investing activities
Available-for-sale securities:
Purchases	—	—	(4,360.4)	—	(4,360.4)
Sales	—	—	434.2	—	434.2
Maturities	—	—	1,799.4	—	1,799.4
Mortgage loans acquired or originated	—	—	(753.4)	—	(753.4)
Mortgage loans sold or repaid	—	—	613.8	—	613.8
Real estate acquired	—	—	(11.2)	—	(11.2)
Real estate sold	—	—	46.0	—	46.0
Net purchases of property and equipment	(0.1)	—	(49.4)	—	(49.5)
Purchases of interests in subsidiaries, net of cash acquired	—	(2.3)	(18.0)	—	(20.3)
Dividends received from unconsolidated entities	6.1	54.1	—	(60.2)	—
Net change in other investments	—	20.7	(25.6)	(20.4)	(25.3)
Net cash provided by (used in) investing activities	6.0	72.5	(2,324.6)	(80.6)	(2,326.7)
Financing activities
Issuance of common stock	23.6	—	—	—	23.6
Acquisition of treasury stock	(6.1)	—	—	—	(6.1)
Proceeds from financing element derivatives	—	—	83.3	—	83.3
Payments for financing element derivatives	—	—	(61.1)	—	(61.1)
Excess tax benefits from share-based payment arrangements	—	—	2.8	—	2.8
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	3.1	—	3.1
Principal repayments of long-term debt	—	—	(12.7)	—	(12.7)
Net repayments of short-term borrowings	—	(73.6)	(62.5)	63.4	(72.7)
Dividends paid to parent	—	(6.1)	(54.1)	60.2	—
Investment contract deposits	—	—	6,792.5	—	6,792.5
Investment contract withdrawals	—	—	(5,531.7)	—	(5,531.7)
Net increase in banking operation deposits	—	—	232.3	—	232.3
Other	—	—	(3.1)	—	(3.1)
Net cash provided by (used in) financing activities	1.0	(79.7)	1,388.8	123.6	1,433.7

Net increase (decrease) in cash and cash equivalents	(18.9)	(58.2)	162.0	95.2	180.1

Cash and cash equivalents at beginning of period	(3.2)	349.1	1,665.1	(666.6)	1,344.4
Cash and cash equivalents at end of period	$(22.1)	$290.9	$1,827.1	$(571.4)	$1,524.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2008
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(16.8)	$544.4	$1,612.4	$(219.5)	$1,920.5
Investing activities
Available-for-sale securities:
Purchases	—	(0.2)	(5,067.0)	—	(5,067.2)
Sales	—	13.4	2,252.1	—	2,265.5
Maturities	—	—	2,356.7	—	2,356.7
Mortgage loans acquired or originated	—	—	(1,336.8)	—	(1,336.8)
Mortgage loans sold or repaid	—	—	862.4	—	862.4
Real estate acquired	—	—	(60.8)	—	(60.8)
Real estate sold	—	—	5.7	—	5.7
Net purchases of property and equipment	—	—	(46.1)	—	(46.1)
Dividends received from unconsolidated entities	256.3	407.0	—	(663.3)	—
Net change in other investments	—	(1.8)	(3.2)	(11.9)	(16.9)
Net cash provided by (used in) investing activities	256.3	418.4	(1,037.0)	(675.2)	(1,037.5)
Financing activities
Issuance of common stock	38.5	—	—	—	38.5
Acquisition of treasury stock	(224.0)	—	—	—	(224.0)
Proceeds from financing element derivatives	—	—	76.2	—	76.2
Payments for financing element derivatives	—	—	(69.1)	—	(69.1)
Excess tax benefits from share-based payment arrangements	—	—	6.1	—	6.1
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	8.3	—	8.3
Principal repayments of long-term debt	—	—	(22.3)	—	(22.3)
Net repayments of short-term borrowings	—	—	(18.4)	(7.7)	(26.1)
Dividends paid to parent	—	(256.3)	(407.0)	663.3	—
Investment contract deposits	—	—	4,015.3	—	4,015.3
Investment contract withdrawals	—	—	(4,510.4)	—	(4,510.4)
Net increase in banking operation deposits	—	—	108.2	—	108.2
Net cash used in financing activities	(202.0)	(256.3)	(813.1)	655.6	(615.8)
Discontinued operations
Net cash provided by operating activities	—	—	1.4	—	1.4
Net cash used in investing activities	—	—	(1.1)	—	(1.1)
Net cash used in financing activities	—	—	(0.3)	—	(0.3)
Net cash provided by discontinued operations	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	37.5	706.5	(237.7)	(239.1)	267.2

Cash and cash equivalents at beginning of period	30.9	129.2	2,031.3	(600.6)	1,590.8
Cash and cash equivalents at end of period	$68.4	$835.7	$1,793.6	$(839.7)	$1,858.0
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$—	$(0.7)	$—	$(0.7)
At end of period	$—	$—	$(0.7)	$—	$(0.7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2008, compared with December 31, 2007, and our consolidated results of operations for the three and six months ended June 30, 2008 and 2007, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2007, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) declining or increasing volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management (“AUM”); (2) our investment portfolio is subject to several risks which may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (3) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (4) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (5) unforeseen increases in cash outflows may negatively impact our liquidity; (6) our efforts to reduce the impact of interest rate changes on our profitability and retained earnings may not be effective; (7) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (8) our international businesses face political, legal and other risks that could reduce our profitability in those businesses; (9) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (10) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (11) the pattern of amortizing our DPAC and other actuarial balances on our investment contract, participating life insurance and universal life-type products may change, impacting both the level of the asset and the timing of our net income; (12) we may need to fund deficiencies in our closed block assets; (13) a pandemic, terrorist attack or other catastrophic event could adversely affect our net income; (14) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and profitability; (15) we face risks arising from acquisitions of businesses; (16) changes in laws, regulations or accounting standards may reduce our profitability; (17) a computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our earnings; (18) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (19) fluctuations in foreign currency exchange rates could reduce our profitability; (20) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests and (21) our financial results may be adversely impacted by global climate changes.

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

Transactions Affecting Comparability of Results of Operations

Acquisitions

We acquired the following businesses, among others, during 2008 and 2007:

Morley Financial Services, Inc. On August 31, 2007, we acquired Morley Financial Services, Inc. (“Morley Financial Services”) from Nationwide Mutual Insurance Company, for $75.0 million in cash.  Morley Financial Services is a stable value asset manager with approximately $14.0 billion in institutional AUM as of August 31, 2007. The operations of Morley Financial Services are reported and consolidated in our Global Asset Management segment.

Dispositions

We entered into disposition agreements or disposed of the following business, among others, during 2008 and 2007:

Real Estate Investments.  In 2007, we sold a certain real estate property previously held for investment purposes. This property qualified for discontinued operations treatment. Therefore, the loss from the discontinued operations has been removed from our results of continuing operations for all periods presented. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to the discontinued operations in our consolidated statements of cash flows.

Selected financial information for the discontinued operations is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in millions)
Total revenues	$—	$(0.2)	$—	$(0.3)

Loss from discontinued operations:
Loss before income taxes	$—	$(0.2)	$—	$(0.3)
Income taxes	—	—	—	(0.1)
Net loss	$—	$(0.2)	$—	$(0.2)

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated net income. Our consolidated net income was positively impacted by $0.4 million and $1.3 million for the three months ended June 30, 2008 and 2007, respectively, and positively impacted $6.2 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Stock-Based Compensation Plans.”

Defined Benefit Pension Expense

The 2008 annual pension benefit expense for substantially all of our employees and certain agents is expected to be $12.3 million pre-tax, which is an $11.7 million decrease from the 2007 pre-tax pension expense of $24.0 million. This decrease is primarily due to the increase in discount rate and greater than estimated returns on plan assets. The expected long-term return on plan assets assumption remained at 8.25%.  Approximately $3.1 million and $6.2 million of pre-tax pension expense were reflected in the determination of net income for the three and six months ended June 30, 2008, respectively.  In addition, approximately $3.1 million of pre-tax pension expense will be reflected in each of the following two quarters for 2008. The discount rate used to develop the 2008 expense was raised to 6.3%, up from the 6.15% discount rate used to develop the 2007 expense.

Recent Accounting Pronouncements

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007	Increase (decrease)	2008	2007	Increase (decrease)
	(in millions)
Revenues:
Premiums and other considerations	$1,156.2	$1,176.9	$(20.7)	$2,209.2	$2,284.6	$(75.4)
Fees and other revenues	622.5	622.9	(0.4)	1,235.9	1,215.4	20.5
Net investment income	991.0	976.6	14.4	1,951.3	1,899.8	51.5
Net realized/unrealized capital gains (losses)	(111.5)	55.4	(166.9)	(237.5)	93.0	(330.5)
Total revenues	2,658.2	2,831.8	(173.6)	5,158.9	5,492.8	(333.9)
Expenses:
Benefits, claims and settlement expenses	1,634.0	1,584.7	49.3	3,106.0	3,082.7	23.3
Dividends to policyholders	69.0	74.0	(5.0)	139.8	148.0	(8.2)
Operating expenses	749.2	760.4	(11.2)	1,495.1	1,515.1	(20.0)
Total expenses	2,452.2	2,419.1	33.1	4,740.9	4,745.8	(4.9)
Income from continuing operations before income taxes	206.0	412.7	(206.7)	418.0	747.0	(329.0)
Income taxes	29.4	100.4	(71.0)	59.0	169.4	(110.4)
Income from continuing operations, net of related income taxes	176.6	312.3	(135.7)	359.0	577.6	(218.6)
Loss from discontinued operations, net of related income taxes	—	(0.2)	0.2	—	(0.2)	0.2
Net income	176.6	312.1	(135.5)	359.0	577.4	(218.4)
Preferred stock dividends	8.3	8.3	—	16.5	16.5	—
Net income available to common stockholders	$168.3	$303.8	$(135.5)	$342.5	$560.9	$(218.4)

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Net Income Available to Common Stockholders

Net income available to common stockholders decreased primarily due to a $105.4 million after-tax change in net realized/unrealized capital gains (losses).  The change in net realized/unrealized capital gains (losses) was primarily driven by net losses in 2008 versus gains in 2007 for derivatives not in a hedge accounting relationship and higher other than temporary impairments of fixed maturity and equity securities.

Total Revenues

Premiums and other considerations decreased $45.0 million for the Life and Health Insurance segment primarily due to a decline in covered medical members in our health insurance business.  In addition, premiums decreased $17.8 million for the U.S. Asset Accumulation segment, primarily resulting from a decrease in sales of full service payout annuities with life contingencies, which was partially offset by an increase in sales of individual payout annuities with life contingencies from certain distribution channels.  Partially offsetting these decreases was a $42.0 million increase from the International Asset Management and Accumulation segment, which was primarily due to higher sales of single premium annuities with life contingencies in Chile and a strengthening of the Chilean peso against the U.S. dollar.

Fees for the U.S. Asset Accumulation segment decreased primarily due to a decline in Principal Funds distribution and management fees stemming from a decrease in average account values, which resulted from a decline in the equity markets.  This decrease was offset by an increase in fees for the Life and Health Insurance segment, which was primarily due to growth in the individual universal life and variable universal life insurance lines of business.

Net investment income increased primarily due to a $3,613.5 million increase in average invested assets and cash.  This increase was partially offset by a decrease in the average annualized yield on invested assets and cash. The average annualized yield on invested assets and cash was 6.0% for the three months ended June 30, 2008, compared to 6.2% for the three months ended June 30, 2007.

Net realized/unrealized capital gains (losses) can be volatile due to mark to market adjustments of certain invested assets, other than temporary impairments of invested assets and our decision to sell appreciated invested assets.  Net realized/unrealized capital losses increased primarily due to mark to market losses on derivatives not in a hedge accounting relationship.  For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $82.7 million for the International Asset Management and Accumulation segment, primarily due to a higher change in reserves associated with increased sales of single premium annuities with life contingencies in Chile and the strengthening of the Chilean peso against the U.S. dollar.  Partially offsetting this increase was a $35.6 million decrease from the Life and Health Insurance segment, as a decrease in average covered medical members was partially offset by higher claim costs per member in our health insurance business.

Operating expenses decreased $11.1 million for the U.S. Asset Accumulation segment primarily due to lower fees paid to advisors resulting from a decrease in average account values within Principal Funds.  In addition, DPAC amortization expense decreased within our full service accumulation business primarily due to a change in DPAC assumptions reflected in late 2007.

Income Taxes

The effective income tax rates were 14% and 24% for the three months ended June 30, 2008 and 2007, respectively. The effective income tax rate for the three months ended June 30, 2008, was lower than the U.S. corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate and interest exclusion from taxable income.  The effective income tax rate for the three months ended June 30, 2007, was lower than the U.S. corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.  The effective income tax rate decreased to 14% from 24% for the three months ended June 30, 2008 and 2007, respectively, primarily due to additional U.S. foreign tax credits resulting from the aforementioned Brazilian tax rate increase. As we apply the equity method of accounting to our Brazilian operations, the increase in net deferred tax liabilities associated with the newly enacted rate is reflected in net investment income.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Net Income Available to Common Stockholders

Net income available to common stockholders decreased primarily due to a $211.4 million after-tax change in net realized/unrealized capital gains (losses).  The change in net realized/unrealized capital gains (losses) was primarily driven by net losses in 2008 versus gains in 2007 for derivatives not in a hedge accounting relationship and higher other than temporary impairments of fixed maturity and equity securities.

Total Revenues

Premiums and other considerations decreased $82.4 million for the Life and Health Insurance segment primarily due to a decline in covered medical members in our health insurance business.  In addition, premiums decreased $29.7 million for the U.S. Asset Accumulation segment primarily due to a decrease in sales of full service payout annuities with life contingencies, which was partially offset by an increase in sales of individual payout annuities with life contingencies from certain distribution channels.  Partially offsetting these decreases was a $36.6 million increase from the International Asset Management and Accumulation segment primarily due to higher sales of single premium annuities with life contingencies in Chile and a strengthening of the Chilean peso against the U.S. dollar.

Fees for the Life and Health Insurance segment increased $23.8 million primarily due to growth in the individual universal life and variable universal life insurance lines of business partially offset by a reclassification of the reimbursement of certain expenses from fee revenues to operating expenses for our health insurance business.  In addition, Global Asset Management fees increased $12.5 million resulting from growth in AUM in our fee mandate business offset by a decrease in fees from our spread and securitization business related to lower loan volumes in 2008 compared to 2007.  Partially offsetting these increases was a $15.7 million decrease from the U.S. Asset Accumulation segment primarily due to a decline in Principal Funds distribution and management fees stemming from a decrease in average account values, which resulted from a decline in the equity markets.

Net investment income increased primarily due to a $3,807.7 million increase in average invested assets and cash.  This increase was partially offset by a decrease in the average annualized yield on invested assets and cash. The average annualized yield on invested assets and cash was 5.9% for the six months ended June 30, 2008, compared to 6.1% for the six months ended June 30, 2007.

Net realized/unrealized capital gains (losses) can be volatile due to mark to market adjustments of certain invested assets, other than temporary impairments of invested assets and our decision to sell appreciated invested assets.  Net realized/unrealized capital losses increased primarily due to mark to market losses on derivatives not in a hedge accounting relationship and higher other than temporary impairments, net of recoveries from sales, on fixed maturity and equity securities.  For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $108.5 million for the International Asset Management and Accumulation segment, primarily as a result of higher interest crediting rates to customers in Chile, a higher change in reserves due to increased sales of single premium annuities with life contingencies in Chile and the strengthening of the Chilean peso against the U.S. dollar.  In addition, benefit expense for the U.S. Asset Accumulation segment increased $27.1 million, primarily due to an increase in the change in reserves in our individual annuities business resulting from higher sales of our payout annuities with life contingencies and, to a lesser extent, an increase in cost of interest credited resulting from a growing block of fixed deferred annuities. Partially offsetting the increase in our U.S. Asset Accumulation segment was a decrease in the change in reserves in our full service payout business resulting from lower sales of payout annuities with life contingencies.  The overall increase in benefit expense was also offset by a $111.9 million decrease from the Life and Health Insurance segment primarily due to a decrease in average covered medical members and favorable prior period claim development relative to the same period a year ago in our health insurance business.

Operating expenses decreased $19.3 million for the Corporate and Other segment in part due to a decline in amounts credited to employee accounts in a nonqualified defined contribution plan, which was offset by a corresponding reduction in net realized capital gains related to the assets backing this nonqualified plan.  The decline in operating expenses for the Corporate and Other segment was also due to a change in the estimated loss related to a prior year legal contingency.  In addition, operating expenses decreased $9.9 million for the U.S. Asset Accumulation segment primarily as a result of lower fees paid to advisors stemming from a decrease in average account values. Partially offsetting these decreases was a $10.3 million increase in the Global Asset Management segment due to continued growth in staff and staff related costs resulting from continued growth in AUM and the acquisition of Morley Financial Services.

Income Taxes

The effective income tax rates were 14% and 23% for the six months ended June 30, 2008 and 2007, respectively. The effective income tax rate for the six months ended June 30, 2008, was lower than the U.S. corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate and the release of state deferred income tax liabilities associated with a reorganization of certain subsidiaries.  The effective income tax rate for the six months ended June 30, 2007, was lower than the U.S. corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, interest exclusion from taxable income and tax credits received on our investment in a synthetic fuel production facility.  The effective income tax rate decreased to 14% from 23% for the six months ended June 30, 2008 and 2007, respectively, primarily due to additional U.S. foreign tax credits resulting from the aforementioned Brazilian tax rate increase and the release of state deferred income tax liabilities associated with a reorganization of certain subsidiaries.   As we

apply the equity method of accounting to our Brazilian operations, the increase in net deferred tax liabilities associated with the newly enacted rate is reflected in net investment income.

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

The following table presents the U.S. Asset Accumulation account value rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in billions)
Account values, beginning of period	$174.5	$167.7	$180.8	$163.3
Net cash flow	2.9	0.4	6.0	2.0
Credited investment performance	—	6.3	(8.4)	9.2
Other	(0.2)	—	(1.2)	(0.1)
Account values, end of period	$177.2	$174.4	$177.2	$174.4

The following table presents certain summary financial data relating to the U.S. Asset Accumulation segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2008	2007	(decrease)	2008	2007	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$178.3	$196.1	$(17.8)	$301.6	$331.3	$(29.7)
Fees and other revenues	386.0	396.6	(10.6)	767.5	779.9	(12.4)
Net investment income	691.4	673.2	18.2	1,391.3	1,333.8	57.5
Total operating revenues	1,255.7	1,265.9	(10.2)	2,460.4	2,445.0	15.4
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	703.3	702.9	0.4	1,360.1	1,334.5	25.6
Operating expenses	354.2	358.4	(4.2)	724.8	715.0	9.8
Total expenses	1,057.5	1,061.3	(3.8)	2,084.9	2,049.5	35.4
Operating earnings before income taxes	198.2	204.6	(6.4)	375.5	395.5	(20.0)
Income taxes	45.3	40.1	5.2	83.5	76.3	7.2
Operating earnings	$152.9	$164.5	$(11.6)	$292.0	$319.2	$(27.2)

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Operating Earnings

Operating earnings decreased $6.5 million in our full service accumulation business, as the growth in operating earnings within full service accumulation was more that offset by a decline in the tax benefits associated with the dividends received deduction.  Furthermore, operating earnings decreased $4.1 million in our full service payout business primarily due to lower prepayment fee income in 2008 and more beneficial annuitant mortality experience in 2007.

Operating Revenues

Premiums decreased $57.0 million in our full service payout business primarily due to a decrease in sales of annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.  Partially offsetting this decrease was a $39.2 million increase in our individual payout annuity business primarily due to increased sales of annuities with life contingencies from certain distribution channels.

Fees in our Principal Funds business decreased $10.9 million primarily due to a decline in distribution income and management fees stemming from a decrease in average account values, which resulted from a decline in the equity markets in 2008.

Net investment income increased primarily due to a $3,394.5 million increase in average invested assets and cash for the segment. The increase was partially offset by a decrease in the average annualized yield on invested assets and cash, which was 5.5% for the three months ended June 30, 2008, and 5.8% for the three months ended June 30, 2007.

Total Expenses

Benefits, claims and settlement expenses, including dividends to policyholders, increased $71.6 million in our individual annuities business due to an increase in the change in reserves resulting from higher sales of our payout annuities with life contingencies and, to a lesser extent, an increase in cost of interest credited resulting from a growing block of fixed deferred annuities. Partially offsetting the increase was a $52.6 million decrease in our full service payout business primarily due to a decrease in the change in reserves resulting from lower sales of annuities with life contingencies. In addition, our investment only business benefits, claims and settlement expenses decreased $21.8 million primarily due to a decline in variable crediting rates.

Operating expenses in Principal Funds decreased $9.1 million primarily due to lower fees paid to advisors resulting from a decrease in average account values. In addition, operating expenses in our full service accumulation business decreased $6.6 million primarily due to a change in DPAC assumptions reflected in late 2007. Partially offsetting these decreases was a $10.6 million increase in our individual annuity business, primarily due to growth in this business.

Income Taxes

The effective income tax rates for this segment were 23% and 20% for the three months ended June 30, 2008 and 2007, respectively. The effective income tax rates for the three months ended June 30, 2008 and 2007, were lower than the corporate income tax rate of 35% as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Operating Earnings

Operating earnings decreased $20.8 million in our in full service accumulation business, as growth in operating earnings generated from the increased account values was slowed by a change in the mix of investments and products within full service accumulation. Operating earnings growth for this business was also reduced by a decline in the tax benefits associated with the dividends received deduction and market value adjustments on customer withdrawals stemming from a declining interest rate environment. Furthermore, operating earnings decreased $4.9 million in Principal Funds primarily due to a decline in distribution and management fees stemming from a decrease in average account values, which resulted from a decline in the equity markets in 2008.

Operating Revenues

Premiums decreased $106.4 million in our full service payout business primarily due to a decrease in sales of annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.  Partially offsetting this decrease was a $76.7 million increase in our individual payout annuity business primarily due to increased sales of annuities with life contingencies from certain distribution channels.

Fees in our Principal Funds business decreased $15.5 million primarily due to a decline in distribution and management fees stemming from a decrease in average account values, which resulted from a decline in the equity markets in 2008.

Net investment income increased primarily due to a $3,631.9 million increase in average invested assets and cash for the segment. The increase was partially offset by a decrease in the average annualized yield on invested assets and cash, which was 5.5% for the six months ended June 30, 2008, and 5.8% for the six months ended June 30, 2007.

Total Expenses

Benefits, claims and settlement expenses, including dividends to policyholders, increased $137.5 million in our individual annuities business due to an increase in the change in reserves resulting from higher sales of our payout annuities with life contingencies and, to a lesser extent, an increase in cost of interest credited resulting from a growing block of fixed deferred annuities. Partially offsetting the overall increase was a $100.9 million decrease in our full service payout business benefits, claims and settlement expenses primarily due to a decrease in the change in reserves resulting from lower sales of annuities with life contingencies. In addition, our investment only business benefits, claims and settlement expenses decreased $17.7 million primarily due to a decline in variable crediting rates.

Operating expenses increased $16.3 million in our individual annuity business, primarily due to growth in this business. Partially offsetting the increase was a $7.7 million decrease in Principal Funds operating expenses, primarily due to lower fees paid to advisors stemming from a decrease in average account values.

Income Taxes

The effective income tax rates for this segment were 22% and 19% for the six months ended June 30, 2008 and 2007, respectively. The effective income tax rates for the six months ended June 30, 2008 and 2007, were lower than the corporate income tax rate of 35% as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

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

The following table provides the AUM rollforward for assets managed by Global Asset Management for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in billions)
AUM, beginning of period	$229.9	$203.7	$236.0	$191.4
Net cash flow	3.9	2.1	7.3	6.5
Investment performance	—	5.2	(7.7)	8.9
Other	(0.8)	(0.5)	(2.6)	3.7
AUM, end of period	$233.0	$210.5	$233.0	$210.5

In our spread and securitization business, we have an equity method investee that originates commercial mortgage loans, warehouses pool loans and facilitates the issuance of commercial mortgage-backed securities (“CMBS”).  Due to the nature of these operations, AUM is not a key indicator of earnings growth for the spread and securitization business.

The following table presents certain summary financial data relating to the Global Asset Management segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007	Increase (decrease)	2008	2007	Increase (decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$140.0	$140.3	$(0.3)	$275.1	$262.6	$12.5
Net investment income (loss)	6.1	14.2	(8.1)	(10.7)	26.7	(37.4)
Total operating revenues	146.1	154.5	(8.4)	264.4	289.3	(24.9)
Expenses:
Total expenses	109.4	104.7	4.7	223.5	202.8	20.7
Operating earnings before income taxes	36.7	49.8	(13.1)	40.9	86.5	(45.6)
Income taxes	13.0	17.6	(4.6)	14.5	30.6	(16.1)
Operating earnings	$23.7	$32.2	$(8.5)	$26.4	$55.9	$(29.5)

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Operating Earnings

Operating earnings in our spread and securitization business decreased $8.2 million primarily due to the current inactivity in the commercial mortgage-backed securitization business resulting from continued adverse credit market conditions.

Operating Revenues

Fees in our spread and securitization business decreased $7.5 million due to lower loan and securitization volumes in 2008 compared to 2007.  Partially offsetting this decrease is an increase in our fee mandate business of $7.2 million due to continued growth in management fees across all lines of business, in addition to the acquisition of Morley Financial Services.

Net investment income decreased $6.9 million in our spread and securitization business due to the continued adverse global credit market conditions which resulted in lower earnings from our equity method investment in Principal Commercial Funding II (“PCF II”).

Total Expenses

Total expenses increased $6.3 million in our fee mandate business due to growth in staff and staff related costs resulting from continued growth in AUM and the acquisition of Morley Financial Services.

Income Taxes

The effective income tax rate for this segment was 35% for both the three months ended June 30, 2008 and 2007.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Operating Earnings

Operating earnings in our spread and securitization business decreased $31.4 million driven in large part by volatile spread movement in 2008 resulting in mark to market losses on the mortgage loan inventory within PCF II.

Operating Revenues

Fees in our fee mandate business increased $26.8 million due to continued growth in management fees across all lines of business resulting from growth in AUM, in addition to the acquisition of Morley Financial Services.  This growth was partially offset by a $14.3 million decrease in fees within our spread and securitization business resulting from lower loan and securitization volumes in 2008 compared to 2007.

Net investment income decreased $36.2 million in our spread and securitization business due in large part to the adverse global credit market conditions which resulted in lower earnings from our equity method investment in PCF II.

Total Expenses

Total expenses increased $22.7 million in our fee mandate business due to growth in staff and staff related costs resulting from continued growth in AUM and the acquisition of Morley Financial Services.

Income Taxes

The effective income tax rate for this segment was 35% for both the six months ended June 30, 2008 and 2007.

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

The following table presents the International Asset Management and Accumulation AUM rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in billions)
AUM, beginning of period	$30.2	$22.0	$28.7	$19.1
Net cash flow	0.5	0.9	1.2	0.8
Investment performance	(0.1)	1.4	(0.4)	1.9
Effect of exchange rates	(0.6)	1.0	0.7	1.3
Other (1)	—	—	(0.2)	2.2
AUM, end of period	$30.0	$25.3	$30.0	$25.3

(1)             Other increases to AUM include $2.2 billion in 2007 related to our SBB acquisition in Malaysia.

The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007	Increase (decrease)	2008	2007	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$97.0	$55.0	$42.0	$139.8	$103.2	$36.6
Fees and other revenues	33.6	31.8	1.8	68.9	62.8	6.1
Net investment income	120.6	88.2	32.4	226.2	150.3	75.9
Total operating revenues	251.2	175.0	76.2	434.9	316.3	118.6
Expenses:
Benefits, claims and settlement expenses	192.4	109.6	82.8	303.9	195.2	108.7
Operating expenses	39.0	37.0	2.0	75.3	71.8	3.5
Total expenses	231.4	146.6	84.8	379.2	267.0	112.2
Operating earnings before income taxes	19.8	28.4	(8.6)	55.7	49.3	6.4
Income taxes (benefits)	(12.0)	1.7	(13.7)	(7.8)	3.3	(11.1)
Operating earnings	$31.8	$26.7	$5.1	$63.5	$46.0	$17.5

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Operating Earnings

Operating earnings in Mexico increased $2.7 million primarily related to growth in AUM as well as lower DPAC and present value of future profit (“PVFP”) amortization resulting from a change in Afore fee structure in November 2007.  Operating earnings in Chile increased $2.6 million primarily due to inflation and the strengthening of the Chilean peso against the U.S. dollar.

Operating Revenues

Premiums in Chile increased $41.7 million primarily due to higher sales of single premium annuities with life contingencies and a strengthening of the Chilean peso against the U.S. dollar.

Fees and other revenues in our operations in Mexico increased primarily due to growth in AUM.

Net investment income increased primarily due to a higher annualized yield on average invested assets and cash, excluding our equity method investments.  The annualized yield on average invested assets and cash, excluding our equity method investments, was 12.2% for the three months ended June 30, 2008, compared to 8.8% for the three months ended June 30, 2007.  To a lesser extent, the increase was due to strengthening of the Chilean peso against the U.S. dollar and a $672.8 million increase in average invested assets and cash, excluding our equity method investments.  Partially offsetting these increases in net investment income were lower earnings from our equity method investment in Brazil as a result of the second quarter 2008 enactment of legislation to increase the Brazilian tax rate.  This decrease in net investment income is offset by a corresponding change in income taxes for U.S. foreign tax credits.

Total Expenses

Benefits, claims and settlement expenses increased $78.0 million in Chile, primarily due to a higher change in reserves associated with increased sales of single premium annuities with life contingencies and the strengthening of the Chilean peso against the U.S. dollar.

Operating expenses within our international operations increased primarily due to continued growth in our international operations and the strengthening of the Chilean peso against the U.S. dollar.  Partially offsetting these increases was lower DPAC and PVFP amortization in Mexico resulting from a change in Afore fee structure in November 2007.

Income Taxes

The effective tax rates for this segment were (61)% and 6% for the three months ended June 30, 2008 and 2007, respectively.  The effective income tax rate for the three months ended June 30, 2008, was lower than the U.S. corporate income tax rate of 35%, primarily due to additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate and lower tax rates of foreign jurisdictions.  The Brazil tax rate change does not impact operating earnings because a U.S. foreign tax credit is allowed for the increase in Brazil deferred income taxes; however, it does impact the effective tax rate because our Brazilian subsidiary is reported on the equity method of accounting.  The impact of the increased Brazil deferred income taxes flows through pre-tax income but the decrease in income taxes due to the U.S. foreign tax credits is reflected in income taxes, the result of which is a decrease to the effective tax rate. The effective income tax rate for the three months ended June 30, 2007, was lower than the U.S. corporate income tax rate of 35%, as a result of taxes on our share of earnings generated from our equity method investments that are included in net investment income and due to the lower tax rates of foreign jurisdictions.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Operating Earnings

Operating earnings in Chile increased $6.0 million primarily due to inflation and the strengthening of the Chilean peso against the U.S. dollar.  Operating earnings in Mexico increased $5.3 million primarily related to lower DPAC and PVFP amortization resulting from a change in Afore fee structure in November 2007 and to growth in AUM.  In addition, operating earnings from our equity method investments in China and Malaysia increased due to growth in AUM.

Operating Revenues

Premiums in Chile increased $38.2 million due to higher sales of single premium annuities with life contingencies and a strengthening of the Chilean peso against the U.S. dollar.

Fees and other revenues in our Mexico and Hong Kong operations increased primarily due to growth in AUM and the strengthening of the Mexican peso against the U.S. dollar.

Net investment income increased primarily due to a higher annualized yield on average invested assets and cash, excluding our equity method investments.  The annualized yield on average invested assets and cash, excluding our equity method investments, was 11.1% for the six months ended June 30, 2008, compared to 7.5% for the six months ended June 30, 2007.  To a lesser extent, the increase was due to strengthening of the Chilean peso against the U.S. dollar and a $475.2 million increase in average invested assets and cash, excluding our equity method investments.  Partially offsetting these increases in net investment income was lower earnings from our equity method investment in Brazil as a result of the second quarter 2008 enactment of legislation to increase the Brazilian tax rate.  This decrease in net investment income is offset by a corresponding change in income taxes for U.S. foreign tax credits.

Total Expenses

Benefits, claims and settlement expenses increased $105.2 million in Chile, primarily due to higher interest crediting rates to customers, a higher change in reserves due to increased sales of single premium annuities with life contingencies and the strengthening of the Chilean peso against the U.S. dollar.

Operating expenses within our international operations increased primarily due to the strengthening of the Chilean peso against the U.S. dollar and continued growth in our international operations.  Partially offsetting these increases was lower DPAC and PVFP amortization in Mexico resulting from a change in Afore fee structure in November 2007.

Income Taxes

The effective tax rates for this segment were (14)% and 7% for the six months ended June 30, 2008 and 2007, respectively.  The effective income tax rate for the six months ended June 30, 2008, was lower than the U.S. corporate income tax rate of 35%, primarily due to additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate, lower tax rates of foreign jurisdictions and taxes on our share of earnings generated from our equity method investments that are included in net investment income. The Brazil tax rate change does not impact operating earnings because a U.S. foreign tax credit is allowed for the increase in Brazil deferred income taxes; however, it does impact the effective tax rate because our Brazilian subsidiary is reported on the equity method of accounting.  The impact of the increased Brazil deferred income taxes flows through pre-tax income but the decrease in income taxes due to the U.S. foreign tax credits is reflected in income taxes, the result of which is a decrease to the effective tax rate. The effective income tax rate for the six months ended June 30, 2007, was lower than the U.S. corporate income tax rate of 35%, as a result of taxes on our share of earnings generated from our equity method investments that are included in net investment income and due to the lower tax rates of foreign jurisdictions.

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

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in millions)
Universal and variable universal life insurance fee revenue	$81.2	$64.9	$163.5	$130.6
Traditional life insurance premiums	150.9	154.8	299.2	307.4

Health Insurance Trends

We have experienced lower premium revenue as increases in premium per member have been more than offset by a decrease in covered medical members.

Our health insurance premium and fees were as follows for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in millions)
Premium and fees:
Group medical insurance	$408.2	$458.1	$827.9	$924.7
Fee-for-service	35.7	42.2	72.7	84.1

Specialty Benefits Insurance Trends

Premium and fee growth for our specialty benefits insurance business, while still positive, is slowing as competitive market conditions and pricing discipline result in slower sales and an increase in lapses.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in millions)
Premium and fees:
Group dental and vision insurance	$138.6	$134.4	$277.5	$266.7
Group life insurance	88.8	85.7	174.9	169.4
Group disability insurance	77.1	74.5	153.6	147.0
Individual disability insurance	43.6	39.7	85.4	77.9

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

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007	Increase (decrease)	2008	2007	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$879.5	$924.5	$(45.0)	$1,765.1	$1,847.5	$(82.4)
Fees and other revenues	129.2	117.7	11.5	260.2	236.4	23.8
Net investment income	171.9	169.3	2.6	342.9	340.0	2.9
Total operating revenues	1,180.6	1,211.5	(30.9)	2,368.2	2,423.9	(55.7)
Expenses:
Benefits, claims and settlement expenses	742.2	775.5	(33.3)	1,449.8	1,559.7	(109.9)
Dividends to policyholders	68.2	73.5	(5.3)	138.5	146.6	(8.1)
Operating expenses	270.8	273.6	(2.8)	561.8	561.1	0.7
Total expenses	1,081.2	1,122.6	(41.4)	2,150.1	2,267.4	(117.3)
Operating earnings before income taxes	99.4	88.9	10.5	218.1	156.5	61.6
Income taxes	32.7	28.8	3.9	72.2	50.9	21.3
Operating earnings	$66.7	$60.1	$6.6	$145.9	$105.6	$40.3

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Operating Earnings

Operating earnings in our specialty benefits business increased $7.8 million primarily due to favorable claims experience in our disability and group life businesses.

Operating Revenues

Premiums decreased $49.9 million in our health insurance business due to a reduction in covered medical members, primarily resulting from medical expense driven pricing actions.

Fees and other revenues increased $17.2 million in our individual life insurance business due to growth in the universal life and variable universal life insurance lines of business.  Partially offsetting this increase in fees and other revenues was a decrease of $6.7 million in our health insurance business, largely due to a reclassification of the reimbursement of certain expenses from fee revenues to operating expenses and a decrease in fee-for-service medical members.

Total Expenses

Benefits, claims and settlement expenses decreased $42.7 million in our health insurance business due to a decrease in average covered medical members partially offset by higher claim costs per member.  Further offsetting this decrease was a $10.9 million increase in benefits, claims and settlement expenses for our individual life insurance business as a result of higher interest credited resulting from growth in the universal life insurance business and increased death benefit costs due to more favorable mortality experience in the prior period.

Operating expenses decreased $13.8 million in our health insurance business primarily due to a reclassification of the reimbursement of certain expenses from fee revenues to operating expenses and due to staff and other reductions associated with the decline in insured medical and fee-for-service medical covered members.  Partially offsetting this decrease was a $7.0 million increase in operating expenses for our individual life insurance business primarily related to sales growth.  Additionally, operating expenses increased $3.9 million in our specialty benefits insurance business due to moderate growth in the business.

Income Taxes

The effective income tax rates for this segment were 33% and 32% for the three months ended June 30, 2008 and 2007, respectively.   The effective income tax rates were lower than the U.S. corporate income tax rate of 35% as a result of interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Operating Earnings

Operating earnings in our health insurance business increased $21.3 million primarily due to favorable prior period claim development relative to the same period a year ago.  At the end of a reporting period, we recognize a liability for the estimate of claims incurred but not reported.  In subsequent periods, an adjustment of prior period claim development is made to reflect actual or updated estimates of incurred claims. In addition, operating earnings in our specialty benefits business increased $13.4 million primarily due to favorable claims experience in our disability businesses.

Operating Revenues

Premiums decreased $95.9 million in our health insurance business due to a reduction in covered medical members, primarily resulting from medical expense driven pricing actions.

Fees and other revenues increased $35.0 million in our individual life insurance business due to growth in the universal life and variable universal life insurance lines of business.  Partially offsetting this increase in fees and other revenues was a decrease of $12.6 million in our health insurance business, largely due to a reclassification of the reimbursement of certain expenses from fee revenues to operating expenses and a decrease in fee-for-service medical members.

Total Expenses

Benefits, claims and settlement expenses decreased $118.4 million in our health insurance business due to a decrease in average covered medical members and favorable prior period claim development relative to the same period a year ago.  This decrease was slightly offset by a moderate increase in claim costs per member.

Operating expenses increased $16.3 million in our individual life insurance business primarily related to sales growth and higher DPAC amortization due to mortality and sales growth.  Additionally, operating expenses increased $10.5 million in our specialty benefits insurance business due to moderate growth in the business.  Partially offsetting these increases was a $26.3 million decrease in our health insurance business due to a reclassification of the reimbursement of certain expenses from fee revenues to operating expenses; staff and other reductions associated with the decline in insured medical and fee-for-service medical covered members; and lower commission expense resulting from a reduction in premium.

Income Taxes

The effective income tax rate for this segment was 33% for both the six months ended June 30, 2008 and 2007.   The effective income tax rates were lower than the U.S. corporate income tax rate of 35% as a result of interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate and Other Segment

Corporate and Other Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007	Increase (decrease)	2008	2007	Increase (decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(44.5)	$(21.4)	$(23.1)	$(99.8)	$(65.3)	$(34.5)
Expenses:
Total expenses	(24.0)	(28.5)	4.5	(52.3)	(57.3)	5.0
Operating earnings (loss) before income taxes and preferred stock dividends	(20.5)	7.1	(27.6)	(47.5)	(8.0)	(39.5)
Income tax benefits	(7.4)	(0.6)	(6.8)	(31.2)	(17.5)	(13.7)
Preferred stock dividends	8.3	8.3	—	16.5	16.5	—
Operating loss	$(21.4)	$(0.6)	$(20.8)	$(32.8)	$(7.0)	$(25.8)

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Operating Loss

Operating loss increased due to a decline in average annualized investment yields and a decrease in average invested assets for the segment.  Also contributing to the increase in operating loss was an increase in interest expense related to federal income tax activities.

Operating Revenues

Operating revenues decreased due to a decline in average annualized investment yields resulting from above average gains on equity real estate sales activity in the prior year, as well as a decrease in average invested assets for the segment.

Total Expenses

Total expenses increased due to higher interest expense related to federal income tax activities and interest expense on corporate debt.

Income Taxes

Income tax benefits increased primarily due to an increase in operating loss before income taxes.  The increased income tax benefits were offset in part by the reduction of synthetic fuel tax credits due to their expiration as of December 31, 2007.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Operating Loss

Operating loss increased primarily due to a decline in average annualized investment yields and a decrease in average invested assets for the segment.  Also contributing to the increase in operating loss was the expiration of the synthetic fuel tax credit structure as of December 31, 2007, as well as higher interest expense related to federal income tax activities.  These increases were partially offset by the release of state deferred income tax liabilities following the reorganization of certain subsidiaries in 2008.

Operating Revenues

Operating revenues decreased due to a decline in average annualized investment yields, resulting from above average gains on equity real estate sales activity in the prior year, as well as a decrease in average invested assets for the segment.  Further contributing to the decline in operating revenues was an increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

Total Expenses

Total expenses increased due to higher interest expense related to federal income tax activities and interest expense on corporate debt.  These increases were partially offset by an increase in inter-segment eliminations included in this segment.

Income Taxes

Income tax benefits increased due to an increase in operating loss before income taxes.  Also contributing to the increased income tax benefits was the release of state deferred income tax liabilities associated with the reorganization of certain subsidiaries in 2008.  The increased income tax benefits were offset in part by the reduction of synthetic fuel tax credits due to their expiration as of December 31, 2007.

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

Liquidity

Our liquidity requirements have been and will continue to be met by funds from consolidated operations as well as the issuance of commercial paper, common stock, debt or other capital securities and borrowings from credit facilities.  We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of our operations, including reasonably foreseeable contingencies.  However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our claims paying ability and our financial strength ratings.  For factors that could affect our expectations for liquidity, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs.  Dividends from Principal Life, our primary subsidiary, are limited by Iowa law.  Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year.

Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 2007 statutory results, Principal Life could pay approximately $686.5 million in stockholder dividends in 2008 without exceeding the statutory limitation. As of June 30, 2008, no dividends have been paid by Principal Life to its parent company.

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

Cash Flows.  Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to our discontinued operations, which were as follows:

	For the six months ended June 30,
	2008	2007
	(in millions)
Cash flows attributable to discontinued operations:
Net cash provided by operating activities	$—	$1.4
Net cash used in investing activities	—	(1.1)
Net cash used in financing activities	—	(0.3)
Net cash provided by discontinued operations	$—	$—

Net cash provided by operating activities was $1,073.1 million and $1,920.5 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in cash provided by operating activities was primarily related to fluctuations in operational receivables and payables.  Also contributing to the decrease in cash provided by operating activities was a decrease in net cash flows from trading securities.

Net cash used in investing activities was $2,326.7 million and $1,037.5 million for the six months ended June 30, 2008 and 2007, respectively. The increase in cash used in investing activities between periods was primarily related to an increase in net purchases of available-for-sale securities, which was partially offset by a decrease in the net purchases of mortgage loans.

Net cash provided by financing activities was $1,433.7 million for the six months ended June 30, 2008, compared to net cash used in financing activities of $615.8 million for the six months ended June 30, 2007.  The increase in cash provided by financing activities was primarily due to an increase in net cash flows of investment contracts, as well as a reduction in treasury stock acquired in 2008 compared to 2007.

Given the historical cash flow of our subsidiaries and the financial results of these subsidiaries, we believe the cash flow from our consolidated operating activities over the next year will provide sufficient liquidity for our operations, as well as satisfy interest payments and any payments related to debt servicing.

Shelf Registration.    On June 11, 2008, our shelf registration statement was filed with the SEC and became effective.  The shelf registration replaces the shelf registration that had been in effect since June 2004, as it was scheduled to expire in the fourth quarter of 2008.  Under our current shelf registration, we have the ability to issue unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities.  Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration statement.

FHLB of Des Moines Membership.  Principal Life became a member of the FHLB of Des Moines in June 2008 and held $21.1 million of common stock of the FHLB of Des Moines as of June 30, 2008.  Through its membership, Principal Life is able to participate in different long-term and short-term advance programs with the FHLB of Des Moines and has entered into an agreement whereby Principal Life has issued a funding agreement in exchange for cash and has pledged collateral to secure the obligation.  The amount of our liability for the funding agreement with the FHLB of Des Moines as of June 30, 2008, was $250.0 million, which was reported in contractholder funds in the consolidated statements of financial position.  The funding agreement was collateralized by commercial and residential mortgage-backed securities with a carrying value of $295.2 million as of June 30, 2008.

Short-Term Debt and Long-Term Debt.  The components of short-term debt as of June 30, 2008, and December 31, 2007, were as follows:

	June 30, 2008	December 31, 2007
	(in millions)
Commercial paper	$159.9	$233.3
Other recourse short-term debt	55.2	57.5
Total short-term debt	$215.1	$290.8

As of June 30, 2008, there have been no significant changes to long-term debt since December 31, 2007.

Stockholders’ Equity.  For stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 5, Stockholders’ Equity”.

Contractual Obligations and Contractual Commitments

As of June 30, 2008, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2007.

Off-Balance Sheet Arrangements

Variable Interest Entities.  As of June 30, 2008, there have been no significant changes to our variable interest entities since December 31, 2007.

Guarantees and Indemnifications.  For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications”.

Fair Value Measurement

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. On January 1, 2008, we adopted SFAS 157. For further discussion, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Fair Value Measurement.”

As of June 30, 2008, we categorized net assets of $50.4 billion in Level 1, $66.4 billion in Level 2 and $9.0 billion in Level 3. During the three months ended June 30, 2008, the fair value balance of Level 3 instruments decreased $263.3 million. This decrease is primarily attributed to the change in fair value of the separate account assets, mainly as a result of unrealized losses, which are not reflected in the consolidated statements of operations, as the change in value of separate account assets is offset by a change in value of separate account liabilities.  During the six months ended June 30, 2008, the fair value balance of Level 3 instruments decreased $571.6 million. This decrease is primarily attributed to the fixed maturities, available-for-sale securities and separate account assets.  The decrease in fixed maturities, available-for-sale securities resulted mostly from unrealized losses recognized in other comprehensive income. Most of the unrealized losses related to collateralized debt obligations, with lesser amounts attributed to corporate bonds, commercial mortgage-backed securities, asset-backed securities and collateralized mortgage obligations.  The decrease in separate account assets is primarily a result of unrealized losses, which are not reflected in the consolidated statements of operations, as the change in value of separate account assets is offset by a change in value of separate account liabilities.

Investments

We had total consolidated assets as of June 30, 2008, of $151.5 billion, of which $65.1 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2008, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturity securities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets.

Invested Assets

	June 30, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$33,164.4	51%	$32,215.0	50%
Private	14,603.9	22	15,053.2	24
Equity securities	527.1	1	586.2	1
Mortgage loans:
Commercial	10,857.3	17	10,763.5	17
Residential	1,915.8	3	1,896.1	3
Real estate held for sale	125.0	—	82.4	—
Real estate held for investment	763.7	1	780.1	1
Policy loans	875.6	1	869.9	1
Other investments	2,296.1	4	2,118.6	3
Total invested assets	65,128.9	100%	64,365.0	100%
Cash and cash equivalents	1,524.5		1,344.4
Total invested assets and cash	$66,653.4		$65,709.4

Investment Results

The following tables present the yield and investment income, excluding net realized/unrealized capital gains and losses for our invested assets. The annualized yield on invested assets and on cash and cash equivalents was 6.0% for the three months ended June 30, 2008, compared to 6.2% for the three months ended June 30, 2007.  The annualized yield on invested assets and on cash and cash equivalents was 5.9% for the six months ended June 30, 2008, compared to 6.1% for the six months ended June 30, 2007. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

Invested Assets
Investment Income Yields by Asset Type

	For the three months ended June 30,
	2008		2007
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.4%	$763.4	6.1%	$690.3
Equity securities	3.4	4.4	3.9	5.8
Mortgage loans — commercial	6.0	162.7	6.8	176.9
Mortgage loans — residential	8.0	39.1	7.2	28.0
Real estate	7.3	15.9	11.7	23.8
Policy loans	7.1	15.6	6.1	12.9
Cash and cash equivalents	4.3	14.2	5.7	23.8
Other investments	1.8	11.1	12.4	50.9
Total before investment expenses	6.2	1,026.4	6.4	1,012.4
Investment expenses	0.2	(35.4)	0.2	(35.8)
Net investment income	6.0%	$991.0	6.2%	$976.6

Invested Assets
Investment Income Yields by Asset Type

	For the six months ended June 30,
	2008		2007
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.3%	$1,504.7	6.1%	$1,362.8
Equity securities	3.3	9.1	3.4	12.3
Mortgage loans — commercial	6.2	333.4	6.7	344.7
Mortgage loans — residential	7.6	72.7	6.4	49.8
Real estate	7.0	30.4	10.7	44.1
Policy loans	6.6	28.9	6.1	25.9
Cash and cash equivalents	4.0	29.0	5.7	49.3
Other investments	1.4	15.8	10.2	80.9
Total before investment expenses	6.1	2,024.0	6.3	1,969.8
Investment expenses	0.2	(72.7)	0.2	(70.0)
Net investment income	5.9%	$1,951.3	6.1%	$1,899.8

The following tables present the contributors to net realized/unrealized capital gains and losses for our invested assets for the three months ended June 30, 2008 and 2007.

	For the three months ended June 30, 2008
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(34.6)	$4.1	$(186.0)	$(216.5)
Fixed maturity securities, trading	—	(19.6)	—	(19.6)
Equity securities (2)	(11.2)	0.9	—	(10.3)
Equity securities, trading	—	8.4	—	8.4
Mortgage loans on real estate (3)	(0.1)	—	—	(0.1)
Derivatives (4)	—	—	110.5	110.5
Other (5)	—	4.0	12.1	16.1
Total	$(45.9)	$(2.2)	$(63.4)	$(111.5)

(1)                                 Impairments include $35.4 million of credit impairment write-downs and $1.0 million in realized credit recoveries on the sale of previously impaired assets. Credit losses include $0.5 million in realized losses related to credit triggered sales.

(2)                                 Impairments include $11.2 million of credit impairment write-downs.

(3)                                 Impairments include $6.0 million in realized losses due to a deed in lieu foreclosure and a $5.9 million decrease in the commercial mortgage valuation allowance.

(4)                                 Derivatives include $197.2 million of net unrealized gains related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities.  The net unrealized gains were partially offset by mark to market adjustments on derivatives not designated as hedging instruments, with the largest component being $66.4 million of net losses on interest rate swaps and the remainder relating to net losses from other risk management activities.

(5)                                 Other gains (losses) include net realized/unrealized losses on certain seed money investments.

	For the three months ended June 30, 2007
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(23.5)	$10.0	$(85.6)	$(99.1)
Fixed maturity securities, trading	—	(7.5)	—	(7.5)
Equity securities	—	5.3	—	5.3
Equity securities, trading	—	13.1	—	13.1
Mortgage loans on real estate(2)	0.2	—	—	0.2
Derivatives (3)	—	—	114.0	114.0
Other (4)	—	14.0	15.4	29.4
Total	$(23.3)	$34.9	$43.8	$55.4

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

(3)                                 Derivatives include $94.1 million of net unrealized gains related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities.  The remainder of the net gain resulted primarily from mark to market adjustments on derivatives not designated as hedging instruments.

(4)                                 Other gains (losses) include net realized/unrealized gains on certain seed money investments.

The following tables present the contributors to net realized/unrealized capital gains and losses for our invested assets for the six months ended June 30, 2008 and 2007.

	For the six months ended June 30, 2008
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(78.1)	$7.4	$(11.7)	$(82.4)
Fixed maturity securities, trading	—	(22.6)	—	(22.6)
Equity securities (2)	(35.2)	2.1	—	(33.1)
Equity securities, trading	—	(11.6)	—	(11.6)
Mortgage loans on real estate (3)	(13.1)	—	—	(13.1)
Derivatives (4)	—	—	(86.1)	(86.1)
Other (5)	—	2.0	9.4	11.4
Total	$(126.4)	$(22.7)	$(88.4)	$(237.5)

(1)                                 Impairments include $79.7 million of credit impairment write-downs and $5.3 million in realized credit recoveries on the sale of previously impaired assets. Credit losses include $4.9 million in realized losses related to credit triggered sales.

(2)                                 Impairments include $35.2 million of credit impairment write-downs.

(3)                                 Impairments include $6.0 million in realized losses due to a deed in lieu foreclosure and a $7.1 million increase in the commercial mortgage valuation allowance.

(4)                                 Derivatives include $11.5 million of net unrealized gains related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities.  The remainder of the net loss resulted primarily from mark to market adjustments on derivatives not designated as hedging instruments, with the largest components being $53.0 million of net losses on credit default swaps and $51.7 million of net losses on interest rate swaps and the remainder relating to net gains from other risk management activities.

(5)                                 Other gains (losses) include net realized/unrealized losses on certain seed money investments.

	For the six months ended June 30, 2007
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(28.5)	$13.9	$(74.3)	$(88.9)
Fixed maturity securities, trading	—	(6.3)	—	(6.3)
Equity securities(2)	1.0	5.3	—	6.3
Equity securities, trading	—	16.5	—	16.5
Mortgage loans on real estate(3)	(1.2)	—	—	(1.2)
Derivatives (4)	—	—	96.1	96.1
Other(5)	—	42.9	27.6	70.5
Total	$(28.7)	$72.3	$49.4	$93.0

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

(4)                                 Derivatives include $82.7 million of net unrealized gains related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities.  The remainder of the net gain resulted primarily from mark to market adjustments on derivatives not designated as hedging instruments.

(5)                                Other gains (losses) include a $24.6 million realized gain on the sale of stock of an equity method investment and net realized/unrealized gains on certain seed money investments.

U.S. Investment Operations

Of our invested assets, $61.1 billion were held by our U.S. operations.  Our U.S. invested assets are managed by Principal Global Investors, a subsidiary of Principal Life. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to three primary sources of investment risk:

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of June 30, 2008, there are ten members on the Investment Committee, two of whom are members of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

The qualitative analysis includes an assessment of both accounting and management aggressiveness of the issuer. In addition, technical indicators such as stock price volatility and credit default swap levels are monitored.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 60% and the debt service coverage ratio at loan inception was 1.7 times as of June 30, 2008.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of June 30, 2008.

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

Overall Composition of U.S. Invested Assets

U.S. invested assets as of June 30, 2008, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the separate accounts.

U.S. Invested Assets

	June 30, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$30,512.3	50%	$29,495.5	49%
Private	14,603.9	24	15,053.2	25
Equity securities	470.8	1	533.5	1
Mortgage loans:
Commercial	10,857.3	18	10,763.5	18
Residential	1,373.9	2	1,337.5	2
Real estate held for sale	122.4	—	82.4	—
Real estate held for investment	763.7	1	777.2	1
Policy loans	859.2	1	853.7	2
Other investments	1,531.1	3	1,391.4	2
Total invested assets	61,094.6	100%	60,287.9	100%
Cash and cash equivalents	1,458.9		1,261.5
Total invested assets and cash	$62,553.5		$61,549.4

Fixed Maturity Securities

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 74% of total U.S. invested assets for both June 30, 2008, and December 31, 2007. The fixed maturity securities portfolio was comprised, based on carrying amount, of 68% in publicly traded fixed maturity securities and 32% in privately placed fixed maturity securities as of June 30, 2008, and 66% in publicly traded fixed maturity securities and 34% in privately placed fixed maturity securities as of December 31, 2007. Included in the privately placed category as of June 30, 2008, and December 31, 2007, were $7.9 billion and $8.4 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of June 30, 2008, and December 31, 2007, as shown in the following table:

U.S. Invested Assets
Fixed Maturity Securities by Type of Issuer

	June 30, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. Government and agencies	$577.1	1%	$672.3	1%
States and political subdivisions	2,242.1	5	2,071.5	5
Non-U.S. governments	434.7	1	453.9	1
Corporate — public	20,045.0	44	19,875.2	45
Corporate — private	11,782.6	26	11,813.1	27
Residential pass-through securities	2,146.2	5	1,496.1	3
Commercial mortgage-backed securities	4,961.9	11	4,665.6	10
Residential collateralized mortgage obligations	852.2	2	936.9	2
Asset-backed securities	2,074.4	5	2,564.1	6
Total fixed maturities	$45,116.2	100%	$44,548.7	100%

We held $10,034.7 million of mortgage-backed and ABS as of June 30, 2008, and $9,662.7 million as of December 31, 2007.

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

The international exposure in our U.S. fixed maturity securities totaled $9,825.4 million, or 22% of total fixed maturity securities, as of June 30, 2008, comprised of corporate and foreign government fixed maturity securities. Of the $9,825.4 million as of June 30, 2008, investments totaled $2,890.4 million in the continental European Union, $2,449.3 million in the United Kingdom, $1,052.2 million in Asia, $936.0 million in Australia, $564.1 million in South America, $320.0 million in Mexico and $58.2 million in Japan. The remaining $1,555.2 million is invested in 24 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 20% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of June 30, 2008, our investments in Canada totaled $1,555.1 million.

The following tables present the amortized cost of our top ten exposures including approved counterparty exposure limits as of June 30, 2008, and December 31, 2007.

June 30, 2008
Amortized cost
(in millions)
Bank of America Corp. (1)	$423.0
JP Morgan Chase & Co. (1)	376.3
MBIA Inc. (2)	325.7
American International Group Inc. (1)	267.0
AT&T Inc.	250.8
General Electric Co	244.9
Royal Bank of Scotland Group PLC (1)	237.2
Citigroup Inc. (1)	233.2
Ambac Financial Group Inc. (3)	232.0
Wachovia Corp (1)	202.8
Total top ten exposures	$2,792.9

(1)                                 Includes approved counterparty limit. The actual and the stressed potential exposures are less than the approved limit.

(2)                                 MBIA Inc. exposure is comprised of the guarantee of underlying securities that are predominately rated “A-” equivalent or better by the rating agencies on a stand-alone basis.

(3)                                 Of the Ambac Financial Group Inc. exposure, 83% is comprised of the guarantee of underlying securities that are predominantly rated “A-” equivalent or better by the rating agencies on a stand-alone basis.

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

(2)                                 MBIA Inc. exposure is comprised of the guarantee of underlying securities that are rated “A-” equivalent or better by the rating agencies on a stand-alone basis. The MBIA wrap guarantees performance in the event of default of the underlying securities, bringing the combined rating to AAA.

(3)                                 Of the Ambac Financial Group Inc. exposure, 84% is comprised of the guarantee of underlying securities that are predominantly rated “A-” equivalent or better by the rating agencies on a stand-alone basis.  The Ambac Financial Group Inc. wrap guarantees performance in the event of default of the underlying securities, bringing the combined rating to AAA.

Our top ten exposures were rated an “A” equivalent or better by the rating agencies as of June 30, 2008, and December 31, 2007. As of June 30, 2008, and December 31, 2007, no individual non-government issuer represented more than 1% of U.S. invested assets.

We have exposure to monoline bond and mortgage insurers with an amortized cost of $819.6 million and a carrying amount of $804.0 million as of June 30, 2008.  The $819.6 million includes wrapped guarantees on $714.6 million of underlying municipal bonds, corporate credit or ABS.  Our direct exposure to these insurers was $105.0 million.  Of the $714.6 million in wrapped guarantees, 47% was municipal bonds, of which 99% was investment grade; 36% was investment grade bank perpetual preferred securities; 10% was ABS backed by sub-prime first lien mortgages, of which 83% was investment grade; and 7% was corporate fixed maturities, of which 90% was investment grade.

Valuation techniques for the fixed maturity securities portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Valuations are generally obtained from third-party pricing services and broker quotes when available. For corporate bonds where quoted market prices are not available, a matrix pricing valuation approach is used. Securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions among others. Internal models specific to the asset class may also be used.  Prices are then reviewed by pricing analysts for reasonableness based on asset class given observable market data. In addition, investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, recent trade activity or internal models. Monthly, all bonds placed on the “watch list” are analyzed by investment analysts or analysts that focus on troubled securities (“Workout Group”).  This group then meets meet with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of prices.  The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative inputs.

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of June 30, 2008, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 95%.

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

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of June 30, 2008, and December 31, 2007, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets
Fixed Maturity Securities by Credit Quality (1)

		June 30, 2008			December 31, 2007
NAIC rating	Rating agency equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	Aaa/Aa/A	$26,967.8	$25,745.8	57%	$25,635.0	$25,644.1	57%
2	Baa	17,663.3	17,060.9	38	16,661.8	16,742.0	38
3	Ba	2,182.3	2,028.0	5	1,904.7	1,872.1	4
4	B	179.3	171.4	—	179.0	179.4	1
5	Caa and lower	95.8	86.2	—	103.1	99.2	—
6	In or near default	24.6	23.9	—	12.0	11.9	—
	Total fixed maturities	$47,113.1	$45,116.2	100%	$44,495.6	$44,548.7	100%

(1)                                 Includes 45 securities with an amortized cost of $453.4 million, gross gains of $3.7 million, gross losses of $15.8 million and a carrying amount of $441.3 million as of June 30, 2008, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

The following tables present credit quality and year of issuance (“vintage”) for our CMBS and ABS home equity portfolio.  Our ABS home equity portfolio is backed by subprime first lien mortgages.  As of June 30, 2008, based on amortized cost, 88% of our CMBS portfolio had ratings of A or higher and 61% was issued in 2005 or before and 96% of our ABS home equity portfolio had ratings of A or higher and 86% was issued in 2005 or before.

U.S. Invested Assets

Commercial Mortgage-Backed Securities by Rating and Vintage

	June 30, 2008		December 31, 2007
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA	$3,352.8	$3,231.7	$2,818.8	$2,829.6
AA	827.6	725.2	645.3	631.3
A	661.2	530.1	636.4	601.4
BBB	566.8	399.2	569.8	504.8
BB and below	81.0	75.7	84.1	98.5
Total by lowest agency rating	$5,489.4	$4,961.9	$4,754.4	$4,665.6

Vintage
2003 and prior	$2,009.7	$1,981.9	$2,092.9	$2,174.9
2004	614.0	552.9	545.6	523.4
2005	737.3	647.0	716.2	683.4
2006 (1)	515.9	415.8	428.2	389.7
2007 (1)	1,535.5	1,290.6	971.5	894.2
2008	77.0	73.7	—	—
Total by vintage	$5,489.4	$4,961.9	$4,754.4	$4,665.6

(1)                                  As of June 30, 2008, 52% of the 2006 vintage are rated AAA and 13% are rated AA, and 62% of the 2007 vintage are rated AAA and 19% are rated AA.

U.S. Invested Assets
Asset-Backed Securities – Home Equity by Rating and Vintage

	June 30, 2008		December 31, 2007
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA	$354.3	$309.7	$454.4	$434.1
AA	126.9	93.6	105.1	90.9
A	62.4	44.0	31.4	27.4
BBB	4.1	3.7	8.1	4.6
BB and below	18.8	12.4	—	—
Total by lowest agency rating	$566.5	$463.4	$599.0	$557.0

Vintage
2003 and prior	$285.7	$241.4	$307.6	$290.2
2004	95.6	81.9	104.3	100.2
2005	103.2	80.9	107.6	97.6
2006	18.8	14.3	16.3	15.7
2007	63.2	44.9	63.2	53.3
Total by vintage	$566.5	$463.4	$599.0	$557.0

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. As of June 30, 2008, we had invested 3.6% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of June 30, 2008, and December 31, 2007.

U.S. Invested Assets
Corporate Fixed Maturity Securities by Salomon Industry

	June 30, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Industry class
Finance — Bank	$3,979.4	12%	$4,125.7	13%
Finance — Insurance	3,101.4	10	3,147.8	10
Finance — Other	4,373.9	14	4,770.1	15
Industrial — Consumer	1,325.0	4	1,241.3	4
Industrial — Energy	3,184.7	10	3,143.0	10
Industrial — Manufacturing	6,072.8	19	5,638.7	18
Industrial — Other	168.3	1	171.4	1
Industrial — Service	4,421.8	14	4,432.1	14
Industrial — Transport	1,027.9	3	1,020.1	3
Utility — Electric	2,573.3	8	2,325.5	7
Utility — Other	42.9	—	46.5	—
Utility — Telecom	1,556.2	5	1,626.1	5
Total	$31,827.6	100%	$31,688.3	100%

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

The net realized loss relating to other than temporary credit impairments of fixed maturity securities was $74.4 million for the six months ended June 30, 2008.

For the six months ended June 30, 2008, we realized $5.7 million of gross losses upon disposal of bonds excluding hedging adjustments. Included in this $5.7 million is $4.9 million related to sales of ten names that experienced credit deterioration during the period. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a deterioration in the issuer’s creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities.  Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of June 30, 2008, and December 31, 2007.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	June 30, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Bank	$4,365.1	$29.3	$415.0	$3,979.4
Finance — Insurance	3,244.4	47.3	190.3	3,101.4
Finance — Other	4,532.0	88.4	246.5	4,373.9
Industrial — Consumer	1,344.1	18.8	37.9	1,325.0
Industrial — Energy	3,140.3	93.7	49.3	3,184.7
Industrial — Manufacturing	6,178.9	81.3	187.4	6,072.8
Industrial — Other	169.9	1.2	2.8	168.3
Industrial — Service	4,458.2	77.0	113.4	4,421.8
Industrial — Transport	1,052.9	26.2	51.2	1,027.9
Utility — Electric	2,567.9	53.5	48.1	2,573.3
Utility — Other	39.4	3.5	—	42.9
Utility — Telecom	1,548.4	43.7	35.9	1,556.2
Total corporate securities	32,641.5	563.9	1,377.8	31,827.6

Residential pass-through securities	1,667.3	18.2	17.2	1,668.3
Commercial mortgage-backed securities	5,489.4	45.4	572.9	4,961.9
Residential collateralized mortgage obligations (1)	921.5	1.4	70.7	852.2
Asset-backed securities — Home equity (2)	566.5	—	103.1	463.4
Asset-backed securities — All other	859.6	12.1	25.4	846.3
Collateralized debt obligations — Credit	678.3	—	315.4	362.9
Collateralized debt obligations — CMBS	316.7	—	146.6	170.1
Collateralized debt obligations — Loans	85.6	—	15.6	70.0
Collateralized debt obligations — ABS (3)	101.5	0.5	44.4	57.6
Total mortgage-backed and other asset-backed securities	10,686.4	77.6	1,311.3	9,452.7

U.S. Government and agencies	558.1	19.1	0.1	577.1
States and political subdivisions	2,068.8	31.9	27.1	2,073.6
Non-U.S. governments	407.8	30.2	3.3	434.7
Total fixed maturity securities, available-for-sale	$46,362.6	$722.7	$2,719.6	$44,365.7

(1)

Includes exposure to Alt-a mortgage loans with an amortized cost of $76.1 million, gross unrealized losses of $13.4 million and a carrying amount of $62.7 million. All of these securities are rated AAA and 61% are 2005 and prior vintages.

(2)	This exposure is all related to sub-prime mortgage loans.

(3)

Includes exposure to sub-prime mortgage loans with an amortized cost of $67.9 million, gross unrealized gains of $0.5 million, gross unrealized losses of $41.0 million and a carrying amount of $27.4 million.

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

(3)                                 Includes exposure to sub-prime mortgage loans with an amortized cost of $79.1 million, gross unrealized losses of $28.8 million and a carrying amount of $50.3 million.

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

The total unrealized losses on our fixed maturity securities available-for-sale were $2,719.6 million and $1,168.2 million as of June 30, 2008, and December 31, 2007, respectively. Of the $2,719.6 million in gross unrealized losses as of June 30, 2008, there were $5.9 million in losses attributed to securities scheduled to mature in one year or less, $215.5 million attributed to securities scheduled to mature between one to five years, $500.3 million attributed to securities scheduled to mature between five to ten years, $686.6 million attributed to securities scheduled to mature after ten years and $1,311.3 million related to mortgage-backed and other ABS that are not classified by maturity year. The gross unrealized losses as of June 30, 2008, were concentrated primarily in the Commercial mortgage-backed securities, Finance — Bank, Collateralized debt obligations — Credit, Finance — Other and Finance - Insurance sectors. The gross unrealized losses as of December 31, 2007, were concentrated primarily in the Commercial mortgage-backed securities, Finance — Bank, Finance — Other, Collateralized debt obligations — Credit and Industrial — Manufacturing sectors.

The increase in unrealized losses was primarily due to the recent credit spread widening stemming from concerns in the sub-prime mortgage and leveraged finance markets.  The credit concerns in the sub-prime market led to a fairly broad repricing of all credit based assets and strained market liquidity.  This market disruption has impacted valuations at June 30, 2008, particularly in the CMBS, CDO and Finance sectors.  Future changes in the fair value of these securities will be dependent on the return of market liquidity and changes in general market conditions including interest rates and credit spread movements.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms, the expectation that they will continue to do so given the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence and management’s intent and ability to hold these securities to recovery, we believe the prices of the securities in the sectors were temporarily depressed.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of June 30, 2008, and December 31, 2007.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	June 30, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$29,562.7	$447.6	$1,270.8	$28,739.5
Private	14,317.9	242.2	1,243.4	13,316.7
Below investment grade:
Public	1,173.5	15.4	91.1	1,097.8
Private	1,308.5	17.5	114.3	1,211.7
Total fixed maturity securities, available-for-sale	$46,362.6	$722.7	$2,719.6	$44,365.7

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$27,966.9	$752.8	$577.5	$28,142.2
Private	14,027.8	410.3	496.3	13,941.8
Below investment grade:
Public	1,149.9	27.4	63.8	1,113.5
Private	1,048.9	30.8	30.6	1,049.1
Total fixed maturity securities, available-for-sale	$44,193.5	$1,221.3	$1,168.2	$44,246.6

The following tables present our investment grade fixed maturity securities available-for-sale and the associated gross unrealized losses as of June 30, 2008, and December 31, 2007.

U.S. Invested Assets
Unrealized Losses on Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	June 30, 2008
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$5,583.2	$102.0	$2,278.3	$40.4	$7,861.5	$142.4
Greater than three to six months	3,451.3	155.1	1,593.2	122.6	5,044.5	277.7
Greater than six to nine months	1,428.7	188.9	996.1	117.5	2,424.8	306.4
Greater than nine to twelve months	945.1	158.8	799.3	248.8	1,744.4	407.6
Greater than twelve to twenty-four months	2,463.7	380.4	1,862.5	571.5	4,326.2	951.9
Greater than twenty-four to thirty-six months	2,160.3	245.7	896.6	118.4	3,056.9	364.1
Greater than thirty-six months	611.3	39.9	290.1	24.2	901.4	64.1
Total fixed maturities, available-for-sale	$16,643.6	$1,270.8	$8,716.1	$1,243.4	$25,359.7	$2,514.2

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

The following tables present our below investment grade fixed maturity securities available-for-sale and the associated gross unrealized losses as of June 30, 2008, and December 31, 2007.

U.S. Invested Assets
Unrealized Losses on Below Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	June 30, 2008
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$187.2	$4.4	$198.7	$4.7	$385.9	$9.1
Greater than three to six months	132.1	10.8	139.2	19.8	271.3	30.6
Greater than six to nine months	50.8	9.2	181.1	20.5	231.9	29.7
Greater than nine to twelve months	36.8	6.5	158.4	27.4	195.2	33.9
Greater than twelve to twenty-four months	261.1	37.1	95.8	22.1	356.9	59.2
Greater than twenty-four to thirty-six months	122.3	18.4	80.4	18.6	202.7	37.0
Greater than thirty-six months	54.3	4.7	7.5	1.2	61.8	5.9
Total fixed maturities, available-for-sale	$844.6	$91.1	$861.1	$114.3	$1,705.7	$205.4

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

Of total gross unrealized losses as of June 30, 2008, and December 31, 2007, $2,514.2 million and $1,073.8 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $205.4 million and $94.4 million as of June 30, 2008, and December 31, 2007, respectively.

The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of June 30, 2008, and December 31, 2007.

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities
Fair Value 80% or Less of Amortized Cost
Available-for-Sale by Aging Category

	June 30, 2008
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$740.5	$247.1	$740.5	$247.1
Greater than three to six months	0.2	2.1	1,126.5	531.3	1,126.7	533.4
Greater than six to nine months	—	—	330.8	403.0	330.8	403.0
Greater than nine to twelve months	—	—	65.3	92.5	65.3	92.5
Greater than twelve months	—	—	0.4	0.4	0.4	0.4
Total fixed maturity securities, available-for-sale	$0.2	$2.1	$2,263.5	$1,274.3	$2,263.7	$1,276.4

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

Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $1,276.4 million as of June 30, 2008, and $321.4 million as of December 31, 2007. The gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” were $2.1 million as of June 30, 2008. There were no gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” as of December 31, 2007.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	June 30, 2008	December 31, 2007
	($ in millions)
Total fixed maturity securities (public and private)	$45,116.2	$44,548.7
Problem fixed maturity securities	$28.1	$13.1
Potential problem fixed maturity securities	9.9	29.2
Restructured fixed maturity securities	4.6	5.9
Total problem, potential problem and restructured fixed maturity securities	$42.6	$48.2
Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	.09%	.11%

Mortgage Loans

Mortgage loans consist primarily of commercial mortgage loans on real estate. The carrying amount of our commercial mortgage loan portfolio was $10,857.3 million as of June 30, 2008, and $10,763.5 million as of December 31, 2007. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

Commercial mortgage loans play an important role in our investment strategy by:

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

Our commercial mortgage loan portfolio consists of primarily non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised of general-purpose industrial properties, manufacturing office properties and credit oriented retail properties.

Credit extensions in the state of California accounted for 18% of our commercial mortgage loan portfolio as of June 30, 2008. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of June 30, 2008, 32% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 1,225 as of June 30, 2008, and 1,254 as of December 31, 2007. The average loan size of our commercial mortgage portfolio was $8.9 million as of June 30, 2008.

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

The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $31.1 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral and changes in the economic environment in general. The valuation allowance for PFG increased by $7.1 million for the six months ended June 30, 2008, and increased by $10.6 million for the year ended December 31, 2007.  These increases are primarily related to specific reserves taken on certain problem loans of $12.4 million and $10.0 million as of June 30, 2008, and December 31, 2007, respectively.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets
Commercial Mortgage Valuation Allowance

	June 30, 2008	December 31, 2007
	($ in millions)
Beginning balance	$42.8	$32.2
Provision	13.0	10.8
Release	(5.9)	(0.2)
Ending balance	$49.9	$42.8
Valuation allowance as % of carrying value before reserves	.46%	.40%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets

Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	June 30, 2008	December 31, 2007
	($ in millions)
Total commercial mortgages	$10,857.3	$10,763.5
Problem commercial mortgages (1)	$54.8	$35.8
Potential problem commercial mortgages	35.6	14.5
Restructured commercial mortgages	—	14.8
Total problem, potential problem and restructured commercial mortgages	$90.4	$65.1
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	.83%	.60%

(1)           Problem commercial mortgages includes three mortgage loans in foreclosure of $28.0 million as of June 30, 2008, and one mortgage loan in foreclosure of $13.0 million as of December 31, 2007.  One of the loans in foreclosure as of June 30, 2008, is the same mortgage loan that was in foreclosure as of December 31, 2007.

Equity Real Estate

We hold commercial equity real estate as part of our investment portfolio. As of June 30, 2008, and December 31, 2007, the carrying amount of equity real estate investment was $886.1 million and $859.6 million, respectively, or 1% of U.S. invested assets. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $763.7 million as of June 30, 2008, and $777.2 million as of December 31, 2007. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in our consolidated results of operations. For the six months ended June 30, 2008, and for the year ended December 31, 2007, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of June 30, 2008, was $122.4 million.  There was no valuation allowance at June 30, 2008.  The carrying amount of real estate held for sale as of December 31, 2007, was $82.4 million.  There was no valuation allowance at December 31, 2007.  Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of June 30, 2008. By property type, there is a concentration in office, industrial site buildings, and retail that represented approximately 77% of the equity real estate portfolio as of June 30, 2008.

Other Investments

Our other investments totaled $1,531.1 million as of June 30, 2008, compared to $1,391.4 million as of December 31, 2007. Derivatives accounted for $1,223.3 million in other investments as of June 30, 2008. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $4.0 billion were held by our International Asset Management and Accumulation segment as of June 30, 2008.  Our international investment operations consist of the investments of Principal International. Principal Global Investors advises each Principal International affiliate on investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of June 30, 2008, and December 31, 2007, were fixed maturity securities, other investments and residential mortgage loans.  The following discussion analyzes the composition of general account assets, but excludes invested assets of the separate accounts.

International Invested Assets

	June 30, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$2,652.1	66%	$2,719.5	67%
Equity securities	56.3	1	52.7	1
Mortgage loans:
Residential	541.9	14	558.6	14
Real estate held for sale	2.6	—	2.9	—
Policy loans	16.4	—	16.2	—
Other investments	765.0	19	727.2	18
Total invested assets	4,034.3	100%	4,077.1	100%
Cash and cash equivalents	65.6		82.9
Total invested assets and cash	$4,099.9		$4,160.0

Our other investments totaled $765.0 million as of June 30, 2008, compared to $727.2 million as of December 31, 2007.  Investments in equity method subsidiaries and direct financing leases accounted for $474.0 million and $280.3 million, respectively, of other investments as of June 30, 2008.  Investments in equity method subsidiaries and direct financing leases accounted for $455.6 million and $256.3 million, respectively, of other investments as of December 31, 2007. The remaining invested assets as of June 30, 2008, and December 31, 2007, are primarily related to derivatives and seed money.

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

As of June 30, 2008, the difference between the asset and liability durations on our primary duration-managed portfolio was +0.12. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $33,015.7 million as of June 30, 2008.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of June 30, 2008, the difference between the asset and liability durations on these portfolios was +0.12. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities.  We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $19,355.8 million as of June 30, 2008.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $3,962.7 million as of June 30, 2008.

Using the assumptions and data in effect as of June 30, 2008, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $63.0 million. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	June 30, 2008
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$33,015.7	3.69	0.12	$(39.6)
Duration-monitored	19,355.8	4.75	0.12	(23.4)
Non duration-managed	3,962.7	8.69	N/A	N/A
Total	$56,334.2			$(63.0)

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

Debt Issued and Outstanding.  As of June 30, 2008, the aggregate fair value of long-term debt was $1,354.4 million. A 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $93.5 million. Debt is not recorded at fair value on the statement of financial position.

	June 30, 2008
	Fair value (no accrued interest)
	-100 basis point change	No change	+100 basis point change
	(in millions)
8.2% notes payable, due 2009	$485.6	$480.5	$475.4
3.31% notes payable, due 2011	61.4	59.4	57.6
3.63% notes payable, due 2011	31.7	30.7	29.8
6.05% notes payable, due 2036	607.6	532.1	470.5
8% surplus notes payable, due 2044	117.5	108.9	99.8
Non-recourse mortgages and notes payable	122.0	120.8	119.6
Other mortgages and notes payable	22.1	22.0	21.9
Total long-term debt	$1,447.9	$1,354.4	$1,274.6

Use of Derivatives to Manage Interest Rate Risk.  We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, swaptions, futures, treasury lock agreements and options. We use interest rate swaps and futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We have also used these instruments to hedge the interest rate exposure in our CMBS operations within PCF II, an equity method investment. Occasionally, we will sell a callable investment-type agreement and will use written interest rate swaptions to transform the callable liability into a fixed term liability.

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

We estimate that as of June 30, 2008, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

Use of Derivatives to Manage Foreign Currency Risk.  The foreign currency risk on funding agreements and fixed maturity securities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of June 30, 2008, was $4,338.6 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of June 30, 2008, was $1,996.7 million.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so and in these cases we use foreign exchange derivatives to economically hedge the resulting risks. As of June 30, 2008, our operations in Chile had currency swaps with a notional amount of $24.1 million that are used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $52.1 million in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. Currently, there are no outstanding net equity investment hedges.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of June 30, 2008, the fair value of our equity securities was $527.1 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $52.7 million. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

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

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $477.8 million at June 30, 2008. We also utilized credit default swaps with a notional amount of $30.0 million at June 30, 2008, to economically hedge spread risk in our portfolio. We have credit exposure through credit default swaps with a notional amount of $200.0 million as of June 30, 2008, by investing $200.0 million in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $1,311.9 million as of June 30, 2008.

Derivative Summary

Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the statement of financial position. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of June 30, 2008, and December 31, 2007.

Derivative Financial Instruments — Notional Amounts

	June 30, 2008		December 31, 2007
	Notional amount	% of total	Notional amount	% of total
	($ in millions)
Interest rate swaps	$21,570.0	64%	$18,627.3	62%
Foreign currency swaps	6,359.4	19	6,349.2	21
Embedded derivative financial instruments	2,303.1	7	2,088.9	7
Credit default swaps	2,019.7	6	1,134.8	4
Options	712.4	2	572.0	2
Currency forwards	408.3	1	361.9	1
Swaptions	170.6	1	488.8	2
Futures	103.0	—	57.7	—
Commodity swaps	40.0	—	40.0	—
Treasury lock agreements	—	—	150.0	1
Total	$33,686.5	100%	$29,870.6	100%

Derivative Financial Instruments — Credit Exposures

	June 30, 2008		December 31, 2007
	Credit exposure	% of total	Credit exposure	% of total
	($ in millions)
Foreign currency swaps	$873.9	68%	$805.5	69%
Interest rate swaps	318.0	25	286.0	24
Options	85.2	6	64.4	5
Credit default swaps	12.0	1	5.6	1
Currency forwards	1.7	—	6.2	1
Commodity swaps	—	—	0.3	—
Total credit exposure	1,290.8	100%	1,168.0	100%
Less: Collateral received	(380.6)		(326.5)
Total	$910.2		$841.5

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	June 30, 2008
				Fair value (no accrued interest)
	Notional amount	Weighted average term (years)		-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$21,570.0	6.37	(1)	$(138.3)	$(28.5)	$66.5
Swaptions	170.6	10.17	(2)	(21.9)	(11.4)	(5.9)
Options	21.0	0.97	(2)	1.4	0.2	—
Futures	43.8	0.22	(3)	(3.1)	0.1	3.2
Total	$21,805.4			$(161.9)	$(39.6)	$63.8

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2008, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)		Total number of shares (or units) purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2008 — January 31, 2008	901,207	$0.03	(2)	900,831	(2)	$250.0
February 1, 2008 — February 29, 2008	102,476	$58.42		—		$250.0
March 1, 2008 — March 31, 2008	881	$55.21		—		$250.0
April 1, 2008 — April 30, 2008	766	$57.07		—		$250.0
May 1, 2008 — May 31, 2008	—	$—		—		$250.0
June 1, 2008 — June 30, 2008	720	$55.48		—		$250.0
Total	1,006,050			900,831

(1)           The number of shares includes shares of common stock utilized to execute certain stock incentive awards in 2008: 376 shares in January, 102,476 shares in February, 881 shares in March, 766 shares in April and 720 shares in June.

(2)           During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock.  On November 30, 2007, we entered into an accelerated common stock repurchase agreement with a third party investment bank for an aggregate purchase price of $250.0 million. On this date, we paid $250.0 million and received the initial delivery of 2.9 million common shares, while retaining the right to receive additional common shares depending on the volume weighted-average price for our common stock over the program’s execution period.  The program was completed in January 2008, at which time we received 0.9 million additional common shares under this agreement.   As of June 30, 2008, $250.0 million remained under the November 2007 authorization.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders on May 20, 2008, the stockholders elected four Class I directors each for a term expiring at the Company’s 2011 annual meeting.  The voting results are as follows:

	SHARES VOTED FOR	SHARES VOTED AGAINST	SHARES ABSTAINING

Betsy J. Bernard	138,877,784	274,328	2,229,850
Jocelyn Carter-Miller	138,870,307	285,735	2,225,920
Gary E. Costley	137,652,740	1,519,901	2,209,321
William T. Kerr	136,782,448	2,359,234	2,240,280

The directors whose terms of office continued and the years their terms expire are as follows:

CLASS II DIRECTORS – TERM EXPIRES IN 2009

J. Barry Griswell

Richard L. Keyser

Arjun K. Mathrani

Elizabeth E. Tallett

Therese M. Vaughan

CLASS III DIRECTORS – TERM EXPIRES IN 2010

Michael T. Dan

C. Daniel Gelatt

Sandra L. Helton

Larry D. Zimpleman

In addition, the stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for 2008.  The voting results are as follows:

FOR	AGAINST	ABSTAIN

138,733,954	519,027	2,128,981

Item 6. Exhibits

Exhibit Number	Description
10.16.1

Amended and Restated Employment Agreement dated as of May 1, 2008, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company, and Larry D. Zimpleman

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Larry D. Zimpleman
31.2	Certification of Michael H. Gersie
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Michael H. Gersie

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: August 6, 2008	By	/s/ Michael H. Gersie
Michael H. Gersie
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description

10.16.1

Amended and Restated Employment Agreement dated as of May 1, 2008, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Larry D. Zimpleman
31.2	Certification of Michael H. Gersie
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Larry D. Zimpleman
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Michael H. Gersie