Form 10-Q
period 2008-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2008-11-05
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 29, 2008, was 259,339,895.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.
Consolidated Statements of Financial Position

	September 30, 2008	December 31, 2007
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale	$44,622.1	$46,738.9
Fixed maturities, trading	982.2	529.3
Equity securities, available-for-sale	246.2	316.4
Equity securities, trading	204.8	269.8
Mortgage loans	13,268.8	12,659.6
Real estate	891.5	862.5
Policy loans	883.7	869.9
Other investments	1,981.4	2,118.6
Total investments	63,080.7	64,365.0
Cash and cash equivalents	2,269.0	1,344.4
Accrued investment income	806.9	774.1
Premiums due and other receivables	1,598.4	951.2
Deferred policy acquisition costs	3,727.1	2,810.1
Property and equipment	510.8	469.0
Goodwill	382.3	374.7
Other intangibles	976.1	1,006.9
Separate account assets	67,087.6	80,486.8
Other assets	2,970.8	1,938.0
Total assets	$143,409.7	$154,520.2
Liabilities
Contractholder funds	$44,238.4	$40,288.9
Future policy benefits and claims	18,770.0	18,454.7
Other policyholder funds	559.2	540.5
Short-term debt	350.1	290.8
Long-term debt	1,378.6	1,398.8
Income taxes currently payable	43.6	41.6
Deferred income taxes	148.5	576.3
Separate account liabilities	67,087.6	80,486.8
Other liabilities	5,221.1	5,020.1
Total liabilities	137,797.1	147,098.5
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share - 3.0 million shares authorized, issued and outstanding in 2008 and 2007	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share - 10.0 million shares authorized, issued and outstanding in 2008 and 2007	0.1	0.1
Common stock, par value $.01 per share - 2,500.0 million shares authorized, 386.9 million and 385.8 million shares issued, and 259.2 million and 259.1 million shares outstanding in 2008 and 2007, respectively	3.9	3.9
Additional paid-in capital	8,366.7	8,295.4
Retained earnings	3,847.8	3,414.3
Accumulated other comprehensive income (loss)	(1,887.3)	420.2
Treasury stock, at cost (127.7 million and 126.7 million shares in 2008 and 2007, respectively)	(4,718.6)	(4,712.2)
Total stockholders’ equity	5,612.6	7,421.7
Total liabilities and stockholders’ equity	$143,409.7	$154,520.2

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,049.7	$1,171.4	$3,258.9	$3,456.0
Fees and other revenues	599.0	738.5	1,834.9	1,953.9
Net investment income	1,079.7	1,029.0	3,031.0	2,928.8
Net realized/unrealized capital gains (losses)	(230.6)	(89.3)	(468.1)	3.7
Total revenues	2,497.8	2,849.6	7,656.7	8,342.4
Expenses
Benefits, claims and settlement expenses	1,597.2	1,643.2	4,703.2	4,725.9
Dividends to policyholders	70.4	73.9	210.2	221.9
Operating expenses	734.1	800.9	2,229.2	2,316.0
Total expenses	2,401.7	2,518.0	7,142.6	7,263.8
Income from continuing operations before income taxes	96.1	331.6	514.1	1,078.6
Income taxes (benefits)	(2.2)	90.9	56.8	260.3
Income from continuing operations, net of related income taxes	98.3	240.7	457.3	818.3
Loss from discontinued operations, net of related income taxes	—	(0.2)	—	(0.4)
Net income	98.3	240.5	457.3	817.9
Preferred stock dividends	8.2	8.2	24.7	24.7
Net income available to common stockholders	$90.1	$232.3	$432.6	$793.2

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$0.35	$0.88	$1.67	$2.97
Loss from discontinued operations, net of related income taxes	—	—	—	—
Net income	$0.35	$0.88	$1.67	$2.97
Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$0.35	$0.87	$1.66	$2.94
Loss from discontinued operations, net of related income taxes	—	—	—	—
Net income	$0.35	$0.87	$1.66	$2.94

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders’ equity
	(in millions)
Balances at January 1, 2007	$—	$0.1	$3.8	$8,141.8	$2,824.1	$846.9	$(3,955.9)	$7,860.8
Common stock issued	—	—	—	49.5	—	—	—	49.5
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.8	—	—	—	0.8
Stock-based compensation and additional related tax benefits	—	—	—	58.7	—	—	—	58.7
Treasury stock acquired, common	—	—	—	—	—	—	(436.2)	(436.2)
Dividends to preferred stockholders	—	—	—	—	(24.7)	—	—	(24.7)
Comprehensive income:
Net income	—	—	—	—	817.9	—	—	817.9
Net unrealized losses, net	—	—	—	—	—	(492.3)	—	(492.3)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	35.2	—	35.2
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	(1.4)	—	(1.4)
Comprehensive income								359.4
Balances at September 30, 2007	$—	$0.1	$3.8	$8,250.8	$3,617.3	$388.4	$(4,392.1)	$7,868.3

Balances at January 1, 2008	$—	$0.1	$3.9	$8,295.4	$3,414.3	$420.2	$(4,712.2)	$7,421.7
Common stock issued	—	—	—	31.5	—	—	—	31.5
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.3	—	—	—	0.3
Stock-based compensation and additional related tax benefits	—	—	—	39.5	—	—	—	39.5
Treasury stock acquired, common	—	—	—	—	—	—	(6.4)	(6.4)
Dividends to preferred stockholders	—	—	—	—	(24.7)	—	—	(24.7)
Effects of changing post-retirement benefit plan measurement date, net of related income taxes	—	—	—	—	0.9	(2.0)	—	(1.1)
Comprehensive loss:
Net income	—	—	—	—	457.3	—	—	457.3
Net unrealized losses, net	—	—	—	—	—	(2,282.8)	—	(2,282.8)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(16.7)	—	(16.7)
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	(6.0)	—	(6.0)
Comprehensive loss								(1,848.2)
Balances at September 30, 2008	$—	$0.1	$3.9	$8,366.7	$3,847.8	$(1,887.3)	$(4,718.6)	$5,612.6

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2008	2007
	(in millions)
Operating activities
Net income	$457.3	$817.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of related income taxes	—	0.4
Amortization of deferred policy acquisition costs	212.6	292.2
Additions to deferred policy acquisition costs	(540.1)	(416.6)
Accrued investment income	(32.8)	(38.1)
Net cash flows from trading securities	(451.9)	(196.6)
Premiums due and other receivables	10.0	234.4
Contractholder and policyholder liabilities and dividends	1,747.0	1,593.4
Current and deferred income taxes (benefits)	(93.5)	96.0
Net realized/unrealized capital (gains) losses	468.1	(3.7)
Depreciation and amortization expense	105.4	86.2
Mortgage loans held for sale, acquired or originated	(56.4)	(67.6)
Mortgage loans held for sale, sold or repaid, net of gain	52.1	142.7
Real estate acquired through operating activities	(50.7)	(36.7)
Real estate sold through operating activities	14.6	49.6
Stock-based compensation	32.8	52.5
Other	(7.3)	437.1
Net adjustments	1,409.9	2,225.2
Net cash provided by operating activities	1,867.2	3,043.1
Investing activities
Available-for-sale securities:
Purchases	(6,205.6)	(8,024.7)
Sales	524.5	2,727.2
Maturities	2,483.7	3,430.1
Mortgage loans acquired or originated	(1,682.3)	(2,119.3)
Mortgage loans sold or repaid	1,041.8	1,476.3
Real estate acquired	(20.6)	(87.8)
Real estate sold	68.7	6.2
Net purchases of property and equipment	(83.3)	(64.2)
Purchases of interest in subsidiaries, net of cash acquired	(20.3)	(69.1)
Net change in other investments	(124.9)	(106.6)
Net cash used in investing activities	$(4,018.3)	$(2,831.9)

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the nine months ended, September 30,
	2008	2007
	(in millions)
Financing activities
Issuance of common stock	$31.5	$49.5
Acquisition of treasury stock	(6.4)	(436.2)
Proceeds from financing element derivatives	130.6	122.7
Payments for financing element derivatives	(91.3)	(107.0)
Excess tax benefits from share-based payment arrangements	2.8	6.6
Dividends to preferred stockholders	(24.7)	(24.7)
Issuance of long-term debt	6.4	8.5
Principal repayments of long-term debt	(17.3)	(42.3)
Net proceeds (repayments) of short-term borrowings	63.9	(29.4)
Investment contract deposits	9,852.4	6,824.8
Investment contract withdrawals	(7,160.6)	(6,427.5)
Net increase in banking operation deposits	293.0	811.2
Other	(4.6)	—
Net cash provided by financing activities	3,075.7	756.2
Discontinued operations
Net cash provided by operating activities	—	2.2
Net cash used in investing activities	—	(1.3)
Net cash used in financing activities	—	(0.4)
Net cash provided by discontinued operations	—	0.5
Net increase in cash and cash equivalents	924.6	967.9
Cash and cash equivalents at beginning of period	1,344.4	1,590.8
Cash and cash equivalents at end of period	$2,269.0	$2,558.7
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$(0.7)
At end of period	$—	$(0.2)

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2008

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2007, included in our Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2007, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the September 30, 2007, financial statements to conform to the September 30, 2008, presentation.

Recent Accounting Pronouncements

On September 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 133-1 and FASB Interpretation 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 (1) amends Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument;(2) amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee and (3) clarifies the FASB’s intent about the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). FSP FAS 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008. We are currently evaluating the impact this guidance will have on our disclosures.

On March 19, 2008, the FASB issued SFAS 161. This Statement requires (1) qualitative disclosures about objectives and strategies for using derivatives, (2) quantitative disclosures about fair value amounts of gains and losses on derivative instruments and related hedged items and (3) disclosures about credit-risk-related contingent features in derivative instruments.  The disclosures are intended to provide users of financial statements with an enhanced understanding of how and why derivative instruments are used, how they are accounted for and the financial statement impacts. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact this guidance will have on our disclosures.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
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

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard, which provides guidance for using fair value to measure assets and liabilities, applies whenever other standards require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and requires fair value measurements to be separately disclosed by level within the hierarchy. On February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of Statement No. 157 (“FSP FAS 157-2”), to defer the effective date of the standard for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. On February 14, 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, which amends SFAS 157 to exclude instruments covered by SFAS No. 13, Accounting for Leases, and its related interpretive guidance from the scope of SFAS 157.  On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. Our adoption of SFAS 157 on January 1, 2008, for assets and liabilities measured at fair value on a recurring basis and financial assets and liabilities measured at fair value on a nonrecurring basis did not have a material impact on our consolidated financial statements. We are deferring the adoption of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until January 1, 2009, in accordance with FSP FAS 157-2. FSP FAS 157-3 is effective upon issuance and is not expected to have a material impact on our consolidated financial statements.  See Note 7, Fair Value Measurement, for further details.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

1. Nature of Operations and Significant Accounting Policies (continued)

Separate Accounts

As of September 30, 2008, and December 31, 2007, the separate accounts include a separate account valued at $408.0 million and $748.5 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Variable Interest Entities

On June 21, 2006, and June 14, 2007, we invested $285.0 million and $100.0 million, respectively, in secured limited recourse notes issued by private investment vehicles. The notes represented Class B notes. Class A notes were senior and Class C notes and below were subordinated to Class B notes. The entities entered into credit default swaps with a third party providing credit protection in exchange for a fee.  Defaults in the underlying reference portfolios would only affect the notes if cumulative losses of the synthetic reference portfolios exceeded the loss attachment points on the portfolios. We determined we were not the primary beneficiary of these entities, as we did not hold the majority of the risk of losses. As of September 19, 2008, these fixed maturity securities were unwound due to the default of the credit default swap counterparty. As of September 30, 2008, the invested amounts of $285.0 million and $100.0 million, respectively, were reflected as a receivable on the statement of financial position. Subsequent to period end, our invested amounts have been returned in cash.

3. Federal Income Taxes

The effective income tax rate for the three months ended September 30, 2008, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to a current quarter adjustment needed to reflect a decrease in the annual estimated effective income tax rate. The change resulted from an increase in our annual estimate of net realized capital losses from the second quarter estimate. Income tax deductions allowed for corporate dividends received and taxes on our share of earnings generated from equity method investments being reflected in net investment income also contributed to a lower than U.S. statutory rate. The effective income tax rate for the nine months ended September 30, 2008, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, interest exclusion from taxable income and additional U.S. foreign tax credits resulting from the enactment of legislation to increase the Brazilian tax rate in the second quarter of 2008. As we apply the equity method of accounting to our Brazilian operations, the net increase in deferred tax liabilities associated with the newly enacted rate is reflected in net investment income, but the benefit from additional U.S. foreign tax credits is reflected in income tax expense. The effective income tax rates for the three and nine months ended September 30, 2007, were lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received.

We believe it is reasonably possible that the amount of our unrecognized tax benefits could decrease by $0.0 million to $45.0 million within the next twelve months due to the potential resolution of an uncertain tax position related to the disposition of foreign subsidiaries in a prior year. Any foreign taxes paid upon resolution of this uncertain tax position should result in offsetting credits against U.S. income tax. Therefore, the outcome of this uncertain tax position will not result in a material change to our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

4. Employee and Agent Benefits

Components of net periodic benefit cost (income):

	Pension benefits		Other postretirement benefits
	For the three months ended September 30,		For the three months ended September 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$12.4	$11.8	$2.1	$2.0
Interest cost	24.9	22.4	4.2	3.9
Expected return on plan assets	(32.6)	(28.6)	(9.4)	(8.4)
Amortization of prior service benefit	(1.9)	(2.1)	(0.6)	(0.7)
Recognized net actuarial loss (gain)	0.3	2.5	(0.8)	(0.5)
Net periodic benefit cost (income)	$3.1	$6.0	$(4.5)	$(3.7)

	Pension benefits		Other postretirement benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$37.2	$35.3	$6.3	$6.0
Interest cost	74.6	67.1	12.6	11.6
Expected return on plan assets	(97.7)	(85.6)	(28.2)	(25.2)
Amortization of prior service benefit	(5.8)	(6.3)	(1.9)	(2.0)
Recognized net actuarial loss (gain)	0.9	7.5	(2.4)	(1.4)
Net periodic benefit cost (income)	$9.2	$18.0	$(13.6)	$(11.0)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2008 will be zero so we will not be required to fund our qualified pension plan during 2008. However, it is possible that we may fund the qualified and nonqualified pension plans in 2008 in the range of $37.0 million to $50.0 million. During both the three and nine months ended September 30, 2008, we contributed $37.0 million to these plans.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

5. Contingencies, Guarantees and Indemnifications (continued)

On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life Insurance Company (“Principal Life”). Principal Life’s Motion to Transfer Venue was granted and the case is now pending in the Southern District of Iowa. The complaint alleges, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives “revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans” and allegedly failed to use the revenue to defray the expenses of the services provided to the plans.  Plaintiff further alleges that these acts constitute prohibited transactions under ERISA. Plaintiff seeks to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained “revenue sharing” fees from mutual funds. Plaintiff seeks declaratory, injunctive and monetary relief. On August 27, 2008, the Plaintiff’s Motion for Class Certification was denied. The Plaintiff filed a petition seeking permission to appeal that ruling. The petition was denied on October 28, 2008.

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

On February 28, 2007, Luz Zapien (“Zapien”) filed a securities class action against Washington Mutual, Inc. (“WaMu”), us and certain mutual fund-related entities.  The Complaint alleged that WaMu had inadequately disclosed an alleged shelf-space arrangement that misled fund investors during the putative class period.  We were named in the Complaint based on our December 2006 purchase of the distributor, investment advisor and assets of the relevant WaMu mutual funds (“the acquired business”). This action was dismissed with prejudice on June 17, 2008.  The Plaintiffs filed an appeal to the Ninth Circuit Court of Appeals on September 11, 2008. In addition, on August 20, 2008, counsel for the Plaintiffs filed a new class action, Robinson v. WM Trust I, et al., (“Robinson Plaintiffs”), in the United States District Court for the Western District of Washington, making the same allegations that were contained in Zapien.  On September 26, 2008, the Robinson Plaintiffs filed a First Amended Complaint which dropped the WaMu defendants, added four directors of the Principal Mutual Funds entity in their individual capacity, and amended the putative class to include “all persons or entities that purchased or otherwise acquired shares, units or like interests in any of the WM Funds (including through the reinvestment of Fund dividends) between March 1, 2002, and December 31, 2006, inclusive”. The Purchase Agreement of the acquired business contained an indemnification provision from WaMu that we believed would have significantly limited our exposure in these lawsuits. The bankruptcy filing by WaMu raises concerns as to the availability of any indemnification protection for us. We are aggressively defending both lawsuits.

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
September 30, 2008
(Unaudited)

5. Contingencies, Guarantees and Indemnifications (continued)

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of September 30, 2008, was approximately $198.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that performance under these guarantees could materially affect net income in a particular quarter or annual period.

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

Securities Posted as Collateral

We posted $683.8 million in fixed maturities, available-for-sale securities at September 30, 2008, to satisfy collateral requirements primarily associated with our derivative credit support annex (collateral) agreements and a reinsurance arrangement. In addition, we posted $1,376.2 million in commercial and residential mortgage-backed securities and commercial mortgage loans as of September 30, 2008, to satisfy collateral requirements associated with our obligation under funding agreements with the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”).

Cash Posted as Collateral

As of September 30, 2008, we had received $273.8 million of cash collateral associated with our derivative credit support annex (collateral) agreements. The cash collateral is included in other assets with a corresponding liability reflecting our obligation to return the collateral recorded in other liabilities.  We did not post any cash collateral associated with these agreements.  We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparties under master netting agreements.

As of September 30, 2008, we had also received $398.8 million of cash collateral on securities lending. The cash collateral is included in other assets with a corresponding liability reflecting our obligation to return the collateral recorded in other liabilities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

6. Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2007	3.0	10.0	268.4
Shares issued	—	—	1.6
Treasury stock acquired	—	—	(7.5)
Outstanding shares at September 30, 2007	3.0	10.0	262.5

Outstanding shares at January 1, 2008	3.0	10.0	259.1
Shares issued	—	—	1.1
Treasury stock acquired	—	—	(1.0)
Outstanding shares at September 30, 2008	3.0	10.0	259.2

Comprehensive income (loss) is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in millions)
Net income	$98.3	$240.5	$457.3	$817.9
Net change in unrealized losses on fixed maturities, available-for-sale	(2,001.6)	(209.8)	(4,173.6)	(923.4)
Net change in unrealized losses on equity securities, available-for-sale	(31.3)	(2.8)	(33.6)	(8.2)
Net change in unrealized gains (losses) on equity method subsidiaries and minority interest adjustments	39.2	(43.4)	45.3	53.2
Adjustments for assumed changes in amortization patterns	338.8	11.3	632.5	129.8
Adjustment for assumed changes in liability for policyholder benefits and claims	0.4	—	(11.0)	—
Net change in unrealized gains (losses) on derivative instruments	16.1	(20.2)	28.0	8.6
Change in net foreign currency translation adjustment	(59.9)	(2.2)	(18.8)	36.1
Change in unrecognized post-retirement benefit obligation	(3.1)	(0.8)	(9.2)	(2.2)
Provision for deferred income tax benefits	588.0	102.3	1,234.9	247.6
Comprehensive income (loss)	$(1,015.1)	$74.9	$(1,848.2)	$359.4

7. Fair Value Measurement

Valuation hierarchy

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). For disclosures, SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

7. Fair Value Measurement (continued)

•                  Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities primarily include exchange traded equity securities, mutual funds and U.S. Treasury bonds.

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

•                  Level 3 – Significant unobservable inputs for the asset or liability. Our Level 3 assets and liabilities include certain fixed maturity securities, private equity securities, complex derivatives and embedded derivatives that must be priced using broker quotes or other valuation methods that utilize significant unobservable inputs.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30,  2008
(Unaudited)

7. Fair Value Measurement (continued)

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of September 30, 2008
	Assets / liabilities
	measured at fair	Fair value hierarchy level
	value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale	$44,622.1	$132.1	$43,043.2	$1,446.8
Fixed maturities, trading	982.2	—	911.0	71.2
Equity securities, available-for-sale	246.2	197.4	2.0	46.8
Equity securities, trading	204.8	77.4	127.4	—
Net derivative assets and liabilities (1)	208.9	—	284.8	(75.9)
Other investments (2)	103.5	15.7	87.8	—
Cash equivalents (3)	1,818.8	231.7	1,587.1	—
Sub-total excluding separate account assets	48,186.5	654.3	46,043.3	1,488.9

Separate account assets	67,087.6	38,610.0	21,666.4	6,811.2
Total assets	$115,274.1	$39,264.3	$67,709.7	$8,300.1

Liabilities
Investment-type insurance contracts (4)	$7.0	$—	$—	$7.0
Total liabilities	$7.0	$—	$—	$7.0

(1)          The fair value of our derivative instruments classified as assets and liabilities at September 30, 2008, was $895.0 million and $686.1 million, respectively.  Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities.

(2)          Primarily includes seed money investments reported at fair value.

(3)          Includes short-term investments with a maturity date of three months or less when purchased.

(4)          Includes bifurcated embedded derivatives that are reported at fair value within the same line item in the consolidated statements of financial position that the host contract is reported in.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30,  2008
(Unaudited)

7. Fair Value Measurement (continued)

Changes in Level 3 fair value measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008, is as follows:

	For the three months ended September 30, 2008						Changes in unrealized
		Total realized/unrealized gains (losses)		Purchases,		Ending	gains (losses) included in
	Beginning balance as of June 30, 2008	Included in net income (1)	Included in other comprehensive income	sales, issuances and settlements	Transfers in (out) of Level 3	balance as of September 30, 2008	net income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale	$1,851.5	$(37.0)	$40.7	$(487.4)	$79.0	$1,446.8	$(37.3)
Fixed maturities, trading	65.4	(7.0)	—	3.7	9.1	71.2	(7.0)
Equity securities, available-for-sale	53.2	(10.1)	(23.3)	27.0	—	46.8	(10.1)
Net derivative assets and liabilities	(35.8)	(29.7)	(10.4)	—	—	(75.9)	(44.7)
Separate account assets	7,097.1	(84.7)	—	(199.4)	(1.8)	6,811.2	(101.2)

Liabilities
Investment-type insurance contracts	(2.4)	6.0	—	3.4	—	7.0	6.1

	For the nine months ended September 30, 2008						Changes in unrealized
		Total realized/unrealized gains (losses)		Purchases,		Ending	gains (losses) included in
	Beginning balance as of January 1, 2008	Included in net income (1)	Included in other comprehensive income	sales, issuances and settlements	Transfers in (out) of Level 3	balance as of September 30, 2008	net income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale	$2,201.3	$(87.4)	$(321.6)	$(562.1)	$216.6	$1,446.8	$(53.5)
Fixed maturities, trading	92.3	(8.6)	—	(11.4)	(1.1)	71.2	(8.6)
Equity securities, available-for-sale	51.1	(44.4)	(23.1)	25.3	37.9	46.8	(44.9)
Net derivative assets and liabilities	(8.0)	(65.6)	(3.3)	1.0	—	(75.9)	(67.2)
Separate account assets	7,313.2	(368.5)	—	(59.3)	(74.2)	6,811.2	(371.9)

Liabilities
Investment-type insurance contracts	(49.3)	13.3	—	43.0	—	7.0	13.5

(1)   Both realized and unrealized gains and losses for the three and nine months ended September 30, 2008, are generally reported in net realized/unrealized capital gains (losses) within the consolidated statements of operations.  Gains and losses for separate account assets are not reflected in the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

7. Fair Value Measurement (continued)

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

Prior to December 31, 2007, amounts now reported in the U.S. Asset Accumulation segment and the Global Asset Management segment were reported together in the U.S. Asset Management and Accumulation segment. This change was made due to continued growth in our Global Asset Management business and has no impact on our consolidated financial statements for any period presented. Our segment results for the three and nine months ended September 30, 2007, have been restated to conform to the current segment presentation.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

8. Segment Information (continued)

Management uses segment operating earnings in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income available to common stockholders for net realized/unrealized capital gains (losses), as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains (losses), as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition costs (“DPAC”) and sales inducements, recognition of deferred front-end fee revenues for sales charges on retirement products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues. Net realized/unrealized capital gains (losses), as adjusted, exclude periodic settlements and accruals on non-hedge derivative instruments and exclude certain market value adjustments of embedded derivatives. Segment operating revenues exclude net realized/unrealized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues and revenue from our terminated commercial mortgage securities issuance operation. Segment operating revenues include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	September 30, 2008	December 31, 2007
	(in millions)
Assets:
U.S. Asset Accumulation	$114,790.5	$126,131.1
Global Asset Management	1,276.6	1,438.9
International Asset Management and Accumulation	9,365.6	9,350.5
Life and Health Insurance	14,664.5	14,816.6
Corporate and Other	3,312.5	2,783.1
Total consolidated assets	$143,409.7	$154,520.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

8. Segment Information (continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues by segment:
U.S. Asset Accumulation	$1,237.5	$1,404.9	$3,697.9	$3,849.9
Global Asset Management	141.7	138.9	425.0	401.5
International Asset Management and Accumulation	265.5	224.6	700.4	540.9
Life and Health Insurance	1,158.9	1,211.6	3,527.1	3,635.5
Corporate and Other	(52.4)	(41.9)	(152.2)	(107.2)
Total segment operating revenues	2,751.2	2,938.1	8,198.2	8,320.6
Add:
Net realized/unrealized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(248.3)	(89.3)	(517.5)	(6.0)
Terminated commercial mortgage securities issuance operation	(5.1)	0.7	(24.0)	27.4
Subtract:
Operating revenues from a discontinued real estate investment	—	(0.1)	—	(0.4)
Total revenues per consolidated statements of operations	$2,497.8	$2,849.6	$7,656.7	$8,342.4
Operating earnings (losses) by segment, net of related income taxes:
U.S. Asset Accumulation	$136.5	$186.7	$428.5	$505.9
Global Asset Management	23.5	28.3	67.4	73.0
International Asset Management and Accumulation	44.4	39.3	107.9	85.3
Life and Health Insurance	73.9	73.4	219.8	179.0
Corporate and Other	(27.1)	(11.7)	(59.9)	(18.7)
Total segment operating earnings, net of related income taxes	251.2	316.0	763.7	824.5
Net realized/unrealized capital losses, as adjusted (1)	(156.3)	(59.4)	(316.4)	(18.2)
Other after-tax adjustments (2)	(4.8)	(24.3)	(14.7)	(13.1)
Net income available to common stockholders per consolidated statements of operations	$90.1	$232.3	$432.6	$793.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

8. Segment Information (continued)

(1)                                  Net realized/unrealized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in millions)

Net realized/unrealized capital gains (losses)	$(230.6)	$(89.3)	$(468.1)	$3.7
Periodic settlements and accruals on non-hedge derivatives	(17.6)	(5.4)	(45.8)	(14.9)
Certain market value adjustments to fee revenues	(0.1)	(2.5)	(3.6)	(3.5)
Recognition of front-end fee revenues	—	7.9	—	8.7
Net realized/unrealized capital losses, net of related revenue adjustments	(248.3)	(89.3)	(517.5)	(6.0)
Amortization of deferred policy acquisition and sales inducement costs	16.2	(6.0)	46.1	(4.9)
Capital (gains) losses distributed	11.8	2.9	14.2	(7.7)
Certain market value adjustments of embedded derivatives	(3.3)	—	(6.5)	—
Minority interest capital (gains) losses	(8.1)	0.2	(4.4)	(6.7)
Income tax effect	75.4	32.8	151.7	7.1
Net realized/unrealized capital losses, as adjusted	$(156.3)	$(59.4)	$(316.4)	$(18.2)

(2)          For the three months ended September 30, 2008, other after-tax adjustments of $4.8 million included the negative effect of losses associated with our terminated commercial mortgage securities issuance operation that will be exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP.

For the three months ended September 30, 2007, other after-tax adjustments of $24.3 million included the negative effect of (1) tax refinements related to prior years ($21.2 million) and (2) losses associated with our terminated commercial mortgage securities issuance operation that will be exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP ($3.1 million).

For the nine months ended September 30, 2008, other after-tax adjustments of $14.7 million included (1) the negative effect of losses associated with our terminated commercial mortgage securities issuance operation that will be exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP ($22.3 million) and (2) the positive effect of a change in estimated loss related to a prior year legal contingency ($7.6 million).

For the nine months ended September 30, 2007, other after-tax adjustments of $13.1 million included (1) the negative effect of tax refinements related to prior years ($21.2 million) and (2) the positive effect of earnings associated with our terminated commercial mortgage securities issuance operation that will be exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP ($8.1 million).

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

8. Segment Information (continued)

The following table summarizes operating revenues for our products and services:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in millions)
U.S. Asset Accumulation:
Full service accumulation	$360.7	$478.5	$1,091.5	$1,215.4
Principal Funds	159.3	171.9	501.4	508.3
Individual annuities	278.1	232.6	769.9	567.3
Bank and trust services	18.9	18.1	55.6	47.7
Eliminations	(44.2)	(44.2)	(138.4)	(116.4)
Total Accumulation	772.8	856.9	2,280.0	2,222.3
Investment only	283.0	298.7	845.1	876.6
Full service payout	181.7	249.3	572.8	751.0
Total Guaranteed	464.7	548.0	1,417.9	1,627.6
Total U.S. Asset Accumulation	1,237.5	1,404.9	3,697.9	3,849.9
Global Asset Management (1)	141.7	138.9	425.0	401.5
International Asset Management and Accumulation	265.5	224.6	700.4	540.9
Life and Health Insurance:
Individual life insurance	346.1	341.1	1,045.8	1,016.3
Health insurance	438.6	497.5	1,356.0	1,527.5
Specialty benefits insurance	374.8	373.7	1,127.0	1,093.7
Eliminations	(0.6)	(0.7)	(1.7)	(2.0)
Total Life and Health Insurance	1,158.9	1,211.6	3,527.1	3,635.5
Corporate and Other	(52.4)	(41.9)	(152.2)	(107.2)
Total operating revenues	$2,751.2	$2,938.1	$8,198.2	$8,320.6
Total operating revenues	$2,751.2	$2,938.1	$8,198.2	$8,320.6
Add:
Net realized/unrealized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(248.3)	(89.3)	(517.5)	(6.0)
Terminated commercial mortgage securities issuance operation	(5.1)	0.7	(24.0)	27.4
Subtract:
Operating revenues from a discontinued real estate investment	—	(0.1)	—	(0.4)
Total revenues per consolidated statements of operations	$2,497.8	$2,849.6	$7,656.7	$8,342.4

(1)                                  Reflects inter-segment revenues of $57.1 million and $57.5 million and $175.0 million and $169.4 million for the three and nine months ended September 30, 2008 and 2007, respectively.  These revenues are eliminated within the Corporate and Other segment.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

9. Stock-Based Compensation Plans

As of September 30, 2008, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan.

As of September 30, 2008, the maximum number of new shares of common stock that were available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 16.5 million.

The compensation cost that was charged against income for the Stock-Based Compensation Plans is as follows:

	For the nine months ended September 30,
	2008	2007
	(in millions)
Compensation cost	$33.0	$48.2
Related income tax benefit	10.6	15.7
Capitalized as part of an asset	3.7	2.8

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2005 Stock Incentive Plan. Total options granted were 1.6 million for the nine months ended September 30, 2008. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 1.5 percent, a weighted-average expected volatility of 25.4 percent, a weighted-average risk-free interest rate of 3.1 percent and a weighted-average expected term of 6 years. The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2008, was $15.41 per share.

As of September 30, 2008, there were $16.7 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 1.8 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2005 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the nine months ended September 30, 2008. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 200% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $59.90 per common share.

As of September 30, 2008, there were $1.7 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 0.3 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2005 Stock Incentive Plan. Total restricted stock units granted were 0.8 million for the nine months ended September 30, 2008. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $59.52 per common share.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

9. Stock-Based Compensation Plans (continued)

As of September 30, 2008, there were $36.4 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 2.2 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.6 million shares for the nine months ended September 30, 2008. The weighted-average fair value of the discount on the stock purchased was $7.73 per share.

The maximum number of shares of common stock that we may issue under the Employee Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the Initial Public Offering. As of September 30, 2008, a total of 2.1 million of new shares are available to be made issuable by us for this plan.

10. Earnings Per Common Share

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$98.3	$240.7	$457.3	$818.3
Subtract:
Preferred stock dividends	8.2	8.2	24.7	24.7
Income from continuing operations available to common stockholders, net of related income taxes	$90.1	$232.5	$432.6	$793.6
Weighted-average shares outstanding
Basic	259.5	264.7	259.2	266.8
Dilutive effects:
Stock options	1.1	2.1	1.6	2.2
Restricted stock units	0.3	0.5	0.4	0.5
Performance share awards	0.1	—	0.1	—
Diluted	261.0	267.3	261.3	269.5
Income from continuing operations per common share:
Basic	$0.35	$0.88	$1.67	$2.97
Diluted	$0.35	$0.87	$1.66	$2.94

The calculation of diluted earnings per share for the three and nine months ended September 30, 2008 and 2007, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
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

The following tables set forth condensed consolidating financial information of Principal Life and PFG as of September 30, 2008, and December 31, 2007, and for the nine months ended September 30, 2008 and 2007.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
September 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$40,035.1	$5,168.9	$(581.9)	$44,622.1
Fixed maturities, trading	—	851.6	130.6	—	982.2
Equity securities, available-for-sale	—	234.2	12.0	—	246.2
Equity securities, trading	—	0.4	204.4	—	204.8
Mortgage loans	—	10,889.7	2,718.1	(339.0)	13,268.8
Real estate	—	19.9	871.6	—	891.5
Policy loans	—	867.2	16.5	—	883.7
Investment in unconsolidated entities	6,245.3	2,978.3	2,034.0	(10,728.4)	529.2
Other investments	—	1,175.4	544.6	(267.8)	1,452.2
Cash and cash equivalents	(21.0)	1,531.7	872.5	(114.2)	2,269.0
Accrued investment income	—	753.0	60.5	(6.6)	806.9
Premiums due and other receivables	—	1,441.1	161.7	(4.4)	1,598.4
Deferred policy acquisition costs	—	3,513.4	213.7	—	3,727.1
Property and equipment	—	435.1	75.7	—	510.8
Goodwill	—	96.7	285.6	—	382.3
Other intangibles	—	36.1	940.0	—	976.1
Separate account assets	—	62,266.3	4,821.3	—	67,087.6
Other assets	7.1	1,515.4	389.7	1,058.6	2,970.8
Total assets	$6,231.4	$128,640.6	$19,521.4	$(10,983.7)	$143,409.7
Liabilities
Contractholder funds	$—	$44,450.4	$27.6	$(239.6)	$44,238.4
Future policy benefits and claims	—	15,889.2	2,889.4	(8.6)	18,770.0
Other policyholder funds	—	539.4	19.8	—	559.2
Short-term debt	—	—	350.1	—	350.1
Long-term debt	601.8	99.5	1,290.4	(613.1)	1,378.6
Income taxes currently payable (receivable)	(13.3)	(358.4)	43.0	372.3	43.6
Deferred income taxes	(9.0)	(885.0)	265.1	777.4	148.5
Separate account liabilities	—	62,266.3	4,821.3	—	67,087.6
Other liabilities	39.3	1,937.3	3,569.4	(324.9)	5,221.1
Total liabilities	618.8	123,938.7	13,276.1	(36.5)	137,797.1
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	2.5	—	(2.5)	3.9
Additional paid-in capital	8,366.7	5,622.8	7,793.2	(13,416.0)	8,366.7
Retained earnings	3,847.8	1,151.5	323.2	(1,474.7)	3,847.8
Accumulated other comprehensive loss	(1,887.3)	(2,074.9)	(1,871.1)	3,946.0	(1,887.3)
Treasury stock, at cost	(4,718.6)	—	—	—	(4,718.6)
Total stockholders’ equity	5,612.6	4,701.9	6,245.3	(10,947.2)	5,612.6
Total liabilities and stockholders’ equity	$6,231.4	$128,640.6	$19,521.4	$(10,983.7)	$143,409.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$42,178.6	$5,288.6	$(728.3)	$46,738.9
Fixed maturities, trading	—	267.4	261.9	—	529.3
Equity securities, available-for-sale	—	305.0	11.4	—	316.4
Equity securities, trading	—	—	269.8	—	269.8
Mortgage loans	—	10,284.2	2,693.1	(317.7)	12,659.6
Real estate	—	10.9	851.6	—	862.5
Policy loans	—	853.7	16.2	—	869.9
Investment in unconsolidated entities	8,031.2	703.1	3,861.1	(12,104.7)	490.7
Other investments	—	3,559.5	464.7	(2,396.3)	1,627.9
Cash and cash equivalents	(3.2)	927.8	536.4	(116.6)	1,344.4
Accrued investment income	—	722.9	59.2	(8.0)	774.1
Premiums due and other receivables	0.9	696.8	267.2	(13.7)	951.2
Deferred policy acquisition costs	—	2,626.7	183.4	—	2,810.1
Property and equipment	—	421.6	47.4	—	469.0
Goodwill	—	94.6	280.1	—	374.7
Other intangibles	—	38.3	968.6	—	1,006.9
Separate account assets	—	75,743.3	4,743.5	—	80,486.8
Other assets	6.3	1,371.2	395.3	165.2	1,938.0
Total assets	$8,035.2	$140,805.6	$21,199.5	$(15,520.1)	$154,520.2
Liabilities
Contractholder funds	$—	$40,511.7	$21.4	$(244.2)	$40,288.9
Future policy benefits and claims	—	15,626.4	2,834.2	(5.9)	18,454.7
Other policyholder funds	—	526.0	14.5	—	540.5
Short-term debt	—	—	371.9	(81.1)	290.8
Long-term debt	601.8	99.5	1,320.8	(623.3)	1,398.8
Income taxes currently payable (receivable)	(7.0)	(255.0)	38.9	264.7	41.6
Deferred income taxes	(6.2)	253.1	340.3	(10.9)	576.3
Separate account liabilities	—	75,743.3	4,743.5	—	80,486.8
Other liabilities	24.9	1,823.9	3,482.8	(311.5)	5,020.1
Total liabilities	613.5	134,328.9	13,168.3	(1,012.2)	147,098.5
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	2.5	—	(2.5)	3.9
Additional paid-in capital	8,295.4	5,595.9	7,760.7	(13,356.6)	8,295.4
Retained earnings (deficit)	3,414.3	760.8	(156.7)	(604.1)	3,414.3
Accumulated other comprehensive income	420.2	117.5	427.2	(544.7)	420.2
Treasury stock, at cost	(4,712.2)	—	—	—	(4,712.2)
Total stockholders’ equity	7,421.7	6,476.7	8,031.2	(14,507.9)	7,421.7
Total liabilities and stockholders’ equity	$8,035.2	$140,805.6	$21,199.5	$(15,520.1)	$154,520.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,050.9	$208.0	$—	$3,258.9
Fees and other revenues	—	1,109.8	1,059.0	(333.9)	1,834.9
Net investment income (loss)	(0.2)	2,447.8	566.6	16.8	3,031.0
Net realized/unrealized capital losses	(1.2)	(467.7)	(63.0)	63.8	(468.1)
Total revenues	(1.4)	6,140.8	1,770.6	(253.3)	7,656.7
Expenses
Benefits, claims and settlement expenses	—	4,216.2	499.0	(12.0)	4,703.2
Dividends to policyholders	—	210.2	—	—	210.2
Operating expenses	35.8	1,491.4	992.1	(290.1)	2,229.2
Total expenses	35.8	5,917.8	1,491.1	(302.1)	7,142.6

Income (loss) from continuing operations before income taxes	(37.2)	223.0	279.5	48.8	514.1

Income taxes (benefits)	(15.5)	25.7	49.2	(2.6)	56.8
Equity in the net income of subsidiaries	479.0	192.5	248.7	(920.2)	—

Net income	457.3	389.8	479.0	(868.8)	457.3
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$432.6	$389.8	$479.0	$(868.8)	$432.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,275.5	$180.5	$—	$3,456.0
Fees and other revenues	—	1,212.7	1,043.8	(302.6)	1,953.9
Net investment income	6.2	2,447.6	476.9	(1.9)	2,928.8
Net realized/unrealized capital gains (losses)	—	(59.6)	56.3	7.0	3.7
Total revenues	6.2	6,876.2	1,757.5	(297.5)	8,342.4
Expenses
Benefits, claims and settlement expenses	—	4,379.2	358.3	(11.6)	4,725.9
Dividends to policyholders	—	221.9	—	—	221.9
Operating expenses	36.2	1,596.3	952.7	(269.2)	2,316.0
Total expenses	36.2	6,197.4	1,311.0	(280.8)	7,263.8

Income (loss) from continuing operations before income taxes	(30.0)	678.8	446.5	(16.7)	1,078.6

Income taxes (benefits)	(12.4)	170.6	101.7	0.4	260.3
Equity in the net income of subsidiaries, excluding discontinued operations	835.9	212.7	490.9	(1,539.5)	—
Income from continuing operations, net of related income taxes	818.3	720.9	835.7	(1,556.6)	818.3
Loss from discontinued operations, net of related income taxes	(0.4)	—	(0.2)	0.2	(0.4)

Net income	817.9	720.9	835.5	(1,556.4)	817.9
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$793.2	$720.9	$835.5	$(1,556.4)	$793.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(24.3)	$1,450.3	$399.1	$42.1	$1,867.2
Investing activities
Available-for-sale securities:
Purchases	—	(5,519.2)	(635.7)	(50.7)	(6,205.6)
Sales	—	356.3	168.2	—	524.5
Maturities	—	2,307.5	176.2	—	2,483.7
Mortgage loans acquired or originated	—	(1,563.6)	(206.2)	87.5	(1,682.3)
Mortgage loans sold or repaid	—	941.6	166.4	(66.2)	1,041.8
Real estate acquired	—	(0.3)	(20.3)	—	(20.6)
Real estate sold	—	—	68.7	—	68.7
Net purchases of property and equipment	—	(53.7)	(29.6)	—	(83.3)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(20.3)	—	(20.3)
Dividends received from unconsolidated entities	6.1	104.3	7.5	(117.9)	—
Net change in other investments	—	(139.0)	35.9	(21.8)	(124.9)
Net cash provided by (used in) investing activities	6.1	(3,566.1)	(289.2)	(169.1)	(4,018.3)
Financing activities
Issuance of common stock	31.5	—	—	—	31.5
Acquisition of treasury stock	(6.4)	—	—	—	(6.4)
Proceeds from financing element derivatives	—	130.6	—	—	130.6
Payments for financing element derivatives	—	(91.3)	—	—	(91.3)
Excess tax benefits from share-based payment arrangements	—	0.7	2.1	—	2.8
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	—	23.4	(17.0)	6.4
Principal repayments of long-term debt	—	—	(44.4)	27.1	(17.3)
Net proceeds of short-term borrowings	—	—	62.5	1.4	63.9
Dividends paid to parent	—	(7.5)	(110.4)	117.9	—
Investment contract deposits	—	9,852.4	—	—	9,852.4
Investment contract withdrawals	—	(7,160.6)	—	—	(7,160.6)
Net increase in banking operation deposits	—	—	293.0	—	293.0
Other	—	(4.6)	—	—	(4.6)
Net cash provided by financing activities	0.4	2,719.7	226.2	129.4	3,075.7
Net increase (decrease) in cash and cash equivalents	(17.8)	603.9	336.1	2.4	924.6

Cash and cash equivalents at beginning of period	(3.2)	927.8	536.4	(116.6)	1,344.4
Cash and cash equivalents at end of period	$(21.0)	$1,531.7	$872.5	$(114.2)	$2,269.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(14.5)	$2,417.9	$1,135.3	$(495.6)	$3,043.1
Investing activities
Available-for-sale securities:
Purchases	—	(7,448.6)	(590.1)	14.0	(8,024.7)
Sales	—	2,499.9	227.3	—	2,727.2
Maturities	—	3,204.8	225.3	—	3,430.1
Mortgage loans acquired or originated	—	(1,636.7)	(567.3)	84.7	(2,119.3)
Mortgage loans sold or repaid	—	1,317.3	182.0	(23.0)	1,476.3
Real estate acquired	—	(70.8)	(17.0)	—	(87.8)
Real estate sold	—	4.6	1.6	—	6.2
Net purchases of property and equipment	—	(36.5)	(27.7)	—	(64.2)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(69.1)	—	(69.1)
Dividends received from (contributions to) unconsolidated entities	506.3	(86.0)	456.3	(876.6)	—
Net change in other investments	—	(159.7)	(128.4)	181.5	(106.6)
Net cash provided by (used in) investing activities	506.3	(2,411.7)	(307.1)	(619.4)	(2,831.9)
Financing activities
Issuance of common stock	49.5	—	—	—	49.5
Acquisition of treasury stock	(436.2)	—	—	—	(436.2)
Proceeds from financing element derivatives	—	122.7	—	—	122.7
Payments for financing element derivatives	—	(107.0)	—	—	(107.0)
Excess tax benefits from share-based payment arrangements	—	4.5	2.1	—	6.6
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	10.4	95.3	(97.2)	8.5
Principal repayments of long-term debt	—	—	(42.3)	—	(42.3)
Net repayments of short-term borrowings	—	—	(62.3)	32.9	(29.4)
Dividends paid to parent	—	(456.3)	(420.3)	876.6	—
Investment contract deposits	—	6,824.8	—	—	6,824.8
Investment contract withdrawals	—	(6,427.5)	—	—	(6,427.5)
Net increase in banking operation deposits	—	—	811.2	—	811.2
Net cash provided by (used in) financing activities	(411.4)	(28.4)	383.7	812.3	756.2
Discontinued operations
Net cash provided by operating activities	—	—	2.2	—	2.2
Net cash used in investing activities	—	—	(1.3)	—	(1.3)
Net cash used in financing activities	—	—	(0.4)	—	(0.4)
Net cash provided by discontinued operations	—	—	0.5	—	0.5

Net increase (decrease) in cash and cash equivalents	80.4	(22.2)	1,212.4	(302.7)	967.9

Cash and cash equivalents at beginning of period	30.9	1,399.8	261.1	(101.0)	1,590.8
Cash and cash equivalents at end of period	$111.3	$1,377.6	$1,473.5	$(403.7)	$2,558.7
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$—	$(0.7)	$—	$(0.7)
At end of period	$—	$—	$(0.2)	$—	$(0.2)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

On June 11, 2008, our shelf registration statement was filed with the SEC and became effective.  The shelf registration replaces the shelf registration that had been in effect since June 2004, as it was scheduled to expire in the fourth quarter of 2008.  Under our current shelf registration, we have the ability to issue unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, Principal Financial Services, Inc. (“PFS”), may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration statement.

The following tables set forth condensed consolidating financial information of PFS and PFG as of September 30, 2008, and December 31, 2007, and for the nine months ended September 30, 2008, and 2007.

Condensed Consolidating Statements of Financial Position
September 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$44,622.1	$—	$44,622.1
Fixed maturities, trading	—	—	982.2	—	982.2
Equity securities, available-for-sale	—	—	246.2	—	246.2
Equity securities, trading	—	—	204.8	—	204.8
Mortgage loans	—	—	13,268.8	—	13,268.8
Real estate	—	—	891.5	—	891.5
Policy loans	—	—	883.7	—	883.7
Investment in unconsolidated entities	6,245.3	6,832.5	529.0	(13,077.6)	529.2
Other investments	—	53.1	1,420.4	(21.3)	1,452.2
Cash and cash equivalents	(21.0)	536.1	2,414.9	(661.0)	2,269.0
Accrued investment income	—	—	806.9	—	806.9
Premiums due and other receivables	—	2.6	1,608.2	(12.4)	1,598.4
Deferred policy acquisition costs	—	—	3,727.1	—	3,727.1
Property and equipment	—	—	510.8	—	510.8
Goodwill	—	—	382.3	—	382.3
Other intangibles	—	—	976.1	—	976.1
Separate account assets	—	—	67,087.6	—	67,087.6
Other assets	7.1	9.4	2,924.5	29.8	2,970.8
Total assets	$6,231.4	$7,433.7	$143,487.1	$(13,742.5)	$143,409.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)
September 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Liabilities
Contractholder funds	$—	$—	$44,238.4	$—	$44,238.4
Future policy benefits and claims	—	—	18,770.0	—	18,770.0
Other policyholder funds	—	—	559.2	—	559.2
Short-term debt	—	304.2	337.4	(291.5)	350.1
Long-term debt	601.8	454.8	322.0	—	1,378.6
Income taxes currently payable (receivable)	(13.3)	(4.7)	15.7	45.9	43.6
Deferred income taxes	(9.0)	1.6	169.8	(13.9)	148.5
Separate account liabilities	—	—	67,087.6	—	67,087.6
Other liabilities	39.3	432.5	5,154.5	(405.2)	5,221.1
Total liabilities	618.8	1,188.4	136,654.6	(664.7)	137,797.1
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	—	17.8	(17.8)	3.9
Additional paid-in capital	8,366.7	7,793.2	7,140.8	(14,934.0)	8,366.7
Retained earnings	3,847.8	323.2	1,530.5	(1,853.7)	3,847.8
Accumulated other comprehensive loss	(1,887.3)	(1,871.1)	(1,854.6)	3,725.7	(1,887.3)
Treasury stock, at cost	(4,718.6)	—	(2.0)	2.0	(4,718.6)
Total stockholders’ equity	5,612.6	6,245.3	6,832.5	(13,077.8)	5,612.6
Total liabilities and stockholders’ equity	$6,231.4	$7,433.7	$143,487.1	$(13,742.5)	$143,409.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$46,738.9	$—	$46,738.9
Fixed maturities, trading	—	—	529.3	—	529.3
Equity securities, available-for-sale	—	—	316.4	—	316.4
Equity securities, trading	—	—	269.8	—	269.8
Mortgage loans	—	—	12,659.6	—	12,659.6
Real estate	—	—	862.5	—	862.5
Policy loans	—	—	869.9	—	869.9
Investment in unconsolidated entities	8,031.2	8,713.7	490.7	(16,744.9)	490.7
Other investments	—	41.9	1,595.1	(9.1)	1,627.9
Cash and cash equivalents	(3.2)	349.1	1,665.1	(666.6)	1,344.4
Accrued investment income	—	—	774.1	—	774.1
Premiums due and other receivables	0.9	7.7	951.8	(9.2)	951.2
Deferred policy acquisition costs	—	—	2,810.1	—	2,810.1
Property and equipment	—	—	469.0	—	469.0
Goodwill	—	—	374.7	—	374.7
Other intangibles	—	—	1,006.9	—	1,006.9
Separate account assets	—	—	80,486.8	—	80,486.8
Other assets	6.3	9.0	1,897.5	25.2	1,938.0
Total assets	$8,035.2	$9,121.4	$154,768.2	$(17,404.6)	$154,520.2
Liabilities
Contractholder funds	$—	$—	$40,288.9	$—	$40,288.9
Future policy benefits and claims	—	—	18,454.7	—	18,454.7
Other policyholder funds	—	—	540.5	—	540.5
Short-term debt	—	233.2	402.1	(344.5)	290.8
Long-term debt	601.8	454.7	342.3	—	1,398.8
Income taxes currently payable (receivable)	(7.0)	(2.4)	12.2	38.8	41.6
Deferred income taxes	(6.2)	17.0	576.3	(10.8)	576.3
Separate account liabilities	—	—	80,486.8	—	80,486.8
Other liabilities	24.9	387.7	4,950.7	(343.2)	5,020.1
Total liabilities	613.5	1,090.2	146,054.5	(659.7)	147,098.5
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	—	17.8	(17.8)	3.9
Additional paid-in capital	8,295.4	7,760.7	7,125.6	(14,886.3)	8,295.4
Retained earnings (deficit)	3,414.3	(156.7)	1,135.0	(978.3)	3,414.3
Accumulated other comprehensive income	420.2	427.2	437.3	(864.5)	420.2
Treasury stock, at cost	(4,712.2)	—	(2.0)	2.0	(4,712.2)
Total stockholders’ equity	7,421.7	8,031.2	8,713.7	(16,744.9)	7,421.7
Total liabilities and stockholders’ equity	$8,035.2	$9,121.4	$154,768.2	$(17,404.6)	$154,520.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,258.9	$—	$3,258.9
Fees and other revenues	—	0.1	1,846.0	(11.2)	1,834.9
Net investment income (loss)	(0.2)	(2.2)	3,033.4	—	3,031.0
Net realized/unrealized capital losses	(1.2)	(0.4)	(466.4)	(0.1)	(468.1)
Total revenues	(1.4)	(2.5)	7,671.9	(11.3)	7,656.7
Expenses
Benefits, claims and settlement expenses	—	—	4,703.2	—	4,703.2
Dividends to policyholders	—	—	210.2	—	210.2
Operating expenses	35.8	32.6	2,172.1	(11.3)	2,229.2
Total expenses	35.8	32.6	7,085.5	(11.3)	7,142.6

Income (loss) from continuing operations before income taxes	(37.2)	(35.1)	586.4	—	514.1

Income taxes (benefits)	(15.5)	(29.7)	102.0	—	56.8
Equity in the net income of subsidiaries	479.0	484.4	—	(963.4)	—
Net income	457.3	479.0	484.4	(963.4)	457.3
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$432.6	$479.0	$484.4	$(963.4)	$432.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,456.0	$—	$3,456.0
Fees and other revenues	—	—	1,962.8	(8.9)	1,953.9
Net investment income	6.2	2.1	2,920.2	0.3	2,928.8
Net realized/unrealized capital gains	—	2.5	1.2	—	3.7
Total revenues	6.2	4.6	8,340.2	(8.6)	8,342.4
Expenses
Benefits, claims and settlement expenses	—	—	4,725.9	—	4,725.9
Dividends to policyholders	—	—	221.9	—	221.9
Operating expenses	36.2	30.3	2,258.1	(8.6)	2,316.0
Total expenses	36.2	30.3	7,205.9	(8.6)	7,263.8

Income (loss) from continuing operations before income taxes	(30.0)	(25.7)	1,134.3	—	1,078.6

Income taxes (benefits)	(12.4)	(8.5)	281.2	—	260.3
Equity in the net income of subsidiaries, excluding discontinued operations	835.9	853.1	—	(1,689.0)	—
Income from continuing operations, net of related income taxes	818.3	835.9	853.1	(1,689.0)	818.3
Loss from discontinued operations, net of related income taxes	(0.4)	(0.4)	(0.4)	0.8	(0.4)

Net income	817.9	835.5	852.7	(1,688.2)	817.9
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$793.2	$835.5	$852.7	$(1,688.2)	$793.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(24.3)	$10.1	$1,889.9	$(8.5)	$1,867.2
Investing activities
Available-for-sale securities:
Purchases	—	—	(6,205.6)	—	(6,205.6)
Sales	—	—	524.5	—	524.5
Maturities	—	—	2,483.7	—	2,483.7
Mortgage loans acquired or originated	—	—	(1,682.3)	—	(1,682.3)
Mortgage loans sold or repaid	—	—	1,041.8	—	1,041.8
Real estate acquired	—	—	(20.6)	—	(20.6)
Real estate sold	—	—	68.7	—	68.7
Net purchases of property and equipment	—	—	(83.3)	—	(83.3)
Purchases of interests in subsidiaries, net of cash acquired	—	(2.3)	(18.0)	—	(20.3)
Dividends received from unconsolidated entities	6.1	75.1	—	(81.2)	—
Net change in other investments	—	39.4	(125.4)	(38.9)	(124.9)
Net cash provided by (used in) investing activities	6.1	112.2	(4,016.5)	(120.1)	(4,018.3)
Financing activities
Issuance of common stock	31.5	—	—	—	31.5
Acquisition of treasury stock	(6.4)	—	—	—	(6.4)
Proceeds from financing element derivatives	—	—	130.6	—	130.6
Payments for financing element derivatives	—	—	(91.3)	—	(91.3)
Excess tax benefits from share-based payment arrangements	—	—	2.8	—	2.8
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	—	6.4	—	6.4
Principal repayments of long-term debt	—	—	(17.3)	—	(17.3)
Net proceeds (repayments) of short-term borrowings	—	70.8	(59.9)	53.0	63.9
Dividends paid to parent	—	(6.1)	(75.1)	81.2	—
Investment contract deposits	—	—	9,852.4	—	9,852.4
Investment contract withdrawals	—	—	(7,160.6)	—	(7,160.6)
Net increase in banking operation deposits	—	—	293.0	—	293.0
Other	—	—	(4.6)	—	(4.6)
Net cash provided by financing activities	0.4	64.7	2,876.4	134.2	3,075.7

Net increase (decrease) in cash and cash equivalents	(17.8)	187.0	749.8	5.6	924.6

Cash and cash equivalents at beginning of period	(3.2)	349.1	1,665.1	(666.6)	1,344.4
Cash and cash equivalents at end of period	$(21.0)	$536.1	$2,414.9	$(661.0)	$2,269.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(14.5)	$740.9	$2,703.0	$(386.3)	$3,043.1
Investing activities
Available-for-sale securities:
Purchases	—	49.6	(8,074.3)	—	(8,024.7)
Sales	—	13.4	2,713.8	—	2,727.2
Maturities	—	—	3,430.1	—	3,430.1
Mortgage loans acquired or originated	—	—	(2,119.3)	—	(2,119.3)
Mortgage loans sold or repaid	—	—	1,476.3	—	1,476.3
Real estate acquired	—	—	(87.8)	—	(87.8)
Real estate sold	—	—	6.2	—	6.2
Net purchases of property and equipment	—	—	(64.2)	—	(64.2)
Purchases of interests in subsidiaries, net of cash acquired	—	(75.0)	5.9	—	(69.1)
Dividends received from unconsolidated entities	506.3	403.3	—	(909.6)	—
Net change in other investments	—	4.3	(89.3)	(21.6)	(106.6)
Net cash provided by (used in) investing activities	506.3	395.6	(2,802.6)	(931.2)	(2,831.9)
Financing activities
Issuance of common stock	49.5	—	—	—	49.5
Acquisition of treasury stock	(436.2)	—	—	—	(436.2)
Proceeds from financing element derivatives	—	—	122.7	—	122.7
Payments for financing element derivatives	—	—	(107.0)	—	(107.0)
Excess tax benefits from share-based payment arrangements	—	—	6.6	—	6.6
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	—	8.5	—	8.5
Principal repayments of long-term debt	—	(10.5)	(31.8)	—	(42.3)
Net repayments of short-term borrowings	—	—	(14.3)	(15.1)	(29.4)
Dividends paid to parent	—	(506.3)	(403.3)	909.6	—
Investment contract deposits	—	—	6,824.8	—	6,824.8
Investment contract withdrawals	—	—	(6,427.5)	—	(6,427.5)
Net increase in banking operation deposits	—	—	811.2	—	811.2
Net cash provided by (used in) financing activities	(411.4)	(516.8)	789.9	894.5	756.2
Discontinued operations
Net cash provided by operating activities	—	—	2.2	—	2.2
Net cash used in investing activities	—	—	(1.3)	—	(1.3)
Net cash used in financing activities	—	—	(0.4)	—	(0.4)
Net cash provided by discontinued operations	—	—	0.5	—	0.5

Net increase in cash and cash equivalents	80.4	619.7	690.8	(423.0)	967.9

Cash and cash equivalents at beginning of period	30.9	129.2	2,031.3	(600.6)	1,590.8
Cash and cash equivalents at end of period	$111.3	$748.9	$2,722.1	$(1,023.6)	$2,558.7
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$—	$(0.7)	$—	$(0.7)
At end of period	$—	$—	$(0.2)	$—	$(0.2)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2008
(Unaudited)

12. Subsequent Event

On October 11, 2008, our Board of Directors declared an annual common stock dividend of approximately $116.7 million, equal to $0.45 per share, payable on December 5, 2008, to common stockholders of record as of November 14, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of September 30, 2008, compared with December 31, 2007, and our consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2007, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties.  Those risks and uncertainties include, but are not limited to the risk factors listed in Part II, Item 1A. “Risk Factors.”

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

Recent Events

Common Stockholder Dividend

On October 11, 2008, our Board of Directors declared an annual common stock dividend of approximately $116.7 million, equal to $0.45 per share, payable on December 5, 2008, to common stockholders of record as of November 14, 2008.

Government Programs

In response to the financial crisis affecting the financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, make equity investments in certain financial institutions and purchase mortgage-backed and other securities from financial institutions for an aggregate total amount of up to $700.0 billion. On October 14, 2008, the U.S. Treasury announced that the U.S. government would acquire up to a total of $250.0 billion of equity stakes in financial institutions throughout the U.S., including preferred shares of nine of the largest financial institutions in the U.S.

In addition, on October 7, 2008, the Federal Reserve announced that it would buy U.S. commercial paper through a special funding facility designed to provide liquidity to short-term-funding markets and backstop U.S. issuers of commercial paper. The facility will buy unsecured and asset-backed three-month commercial paper directly from eligible issuers and the U.S. Federal Reserve will lend funds to the funding vehicle at the target federal funds rate. The Federal Reserve began purchasing U.S. commercial paper under this program on October 27, 2008. PFS has been granted approval to participate in the commercial paper program.

The federal government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis, including future investments in other financial institutions. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock. As details emerge, we are evaluating our options and considering a strategy to utilize these additional sources of liquidity and capital flexibility.

Transactions Affecting Comparability of Results of Operations

Acquisitions

We acquired the following business, among others, during 2008 and 2007:

Morley Financial Services, Inc. On August 31, 2007, we acquired Morley Financial Services, Inc. (“Morley Financial Services”) from Nationwide Mutual Insurance Company, for $75.0 million in cash.  Morley Financial Services is a stable value asset manager with approximately $14.0 billion in institutional assets under management (“AUM”) at the time of purchase. The operations of Morley Financial Services are reported and consolidated in our Global Asset Management segment.

Dispositions

We entered into disposition agreements or disposed of the following business, among others, during 2008 and 2007:

Real Estate Investments.  In fourth quarter 2007, we sold a certain real estate property previously held for investment purposes. This property qualified for discontinued operations treatment under U.S. GAAP. Therefore, the loss from the discontinued operations has been removed from our results of continuing operations for all periods presented. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to the discontinued operations in our consolidated statements of cash flows.

The property had revenues of $(0.1) million and $(0.4) million for the three and nine months ended September, 30, 2007, respectively.  The property had after-tax net losses of $0.2 million and $0.4 million for the three and nine months ended September 30, 2007, respectively.

Other

Commercial Mortgage Securities Issuance Operation.  During the third quarter of 2008, we made a decision to terminate our commercial mortgage securities issuance operation.  This termination does not qualify for discontinued operations treatment under U.S. GAAP.  Therefore, the results of the terminated commercial mortgage securities issuance operation are still included in our consolidated income from continuing operations.

As a result of our decision to terminate our commercial mortgage securities issuance operation, amounts previously included in our Global Asset Management segment operating earnings related to our commercial mortgage securities issuance operation have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments.  Our commercial mortgage securities issuance operation had operating revenues of $(5.1) million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively, and $(24.0) million and $27.4 million for the nine months ended September 30, 2008 and 2007, respectively.  Our commercial mortgage securities issuance operation had after-tax operating earnings (losses) of $(4.8) million and $(3.1) million for the three months ended September 30, 2008 and 2007, respectively, and $(22.3) million and $8.1 million for the nine months ended September 30, 2008 and 2007, respectively.

SBB Mutual Berhad and SBB Asset Management Sdn Bhd.  On February 5, 2007, we invested approximately U.S. $55.1 million to retain our 40% ownership interest in CIMB-Principal, our joint venture company in Malaysia, as a result of its decision to purchase the mutual fund and asset management companies of the former Southern Bank Bhd (“SBB”) Mutual Berhad and SBB Asset Management Sdn Bhd.  The results of the SBB acquisition are reported in our International Asset Management and Accumulation segment.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated net income. Our consolidated net income was positively impacted by $5.2 million and $2.0 million for the three months ended September 30, 2008 and 2007, respectively, and positively impacted $11.4 million and $3.4 million for the nine months ended September 30, 2008 and 2007, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Stock-Based Compensation Plans.”

Defined Benefit Pension Expense

The 2008 annual pension benefit expense for substantially all of our employees and certain agents is expected to be $12.3 million pre-tax, which is an $11.7 million decrease from the 2007 pre-tax pension expense of $24.0 million. This decrease is primarily due to the increase in discount rate and greater than estimated returns on plan assets. The expected long-term return on plan assets assumption remained at 8.25%.  Approximately $3.1 million and $9.2 million of pre-tax pension expense were reflected in the determination of net income for the three and nine months ended September 30, 2008, respectively.  In addition, approximately $3.1 million of pre-tax pension expense will be reflected in the last quarter for 2008. The discount rate used to develop the 2008 expense was raised to 6.3%, up from the 6.15% discount rate used to develop the 2007 expense.

Recent Accounting Pronouncements

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007	Increase (decrease)	2008	2007	Increase (decrease)
	(in millions)
Revenues:
Premiums and other considerations	$1,049.7	$1,171.4	$(121.7)	$3,258.9	$3,456.0	$(197.1)
Fees and other revenues	599.0	738.5	(139.5)	1,834.9	1,953.9	(119.0)
Net investment income	1,079.7	1,029.0	50.7	3,031.0	2,928.8	102.2
Net realized/unrealized capital gains (losses)	(230.6)	(89.3)	(141.3)	(468.1)	3.7	(471.8)
Total revenues	2,497.8	2,849.6	(351.8)	7,656.7	8,342.4	(685.7)
Expenses:
Benefits, claims and settlement expenses	1,597.2	1,643.2	(46.0)	4,703.2	4,725.9	(22.7)
Dividends to policyholders	70.4	73.9	(3.5)	210.2	221.9	(11.7)
Operating expenses	734.1	800.9	(66.8)	2,229.2	2,316.0	(86.8)
Total expenses	2,401.7	2,518.0	(116.3)	7,142.6	7,263.8	(121.2)
Income from continuing operations before income taxes	96.1	331.6	(235.5)	514.1	1,078.6	(564.5)
Income taxes (benefits)	(2.2)	90.9	(93.1)	56.8	260.3	(203.5)
Income from continuing operations, net of related income taxes	98.3	240.7	(142.4)	457.3	818.3	(361.0)
Loss from discontinued operations, net of related income taxes	—	(0.2)	0.2	—	(0.4)	0.4
Net income	98.3	240.5	(142.2)	457.3	817.9	(360.6)
Preferred stock dividends	8.2	8.2	—	24.7	24.7	—
Net income available to common stockholders	$90.1	$232.3	$(142.2)	$432.6	$793.2	$(360.6)

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Net Income Available to Common Stockholders

Net income available to common stockholders decreased primarily due to a $98.1 million after-tax change in net realized/unrealized capital losses.  The change in net realized/unrealized capital losses was primarily driven by higher other than temporary impairments of fixed maturity and equity securities partially offset by gains versus losses for derivatives not in a hedge accounting relationship.  In addition, net income available to common stockholders for the U.S. Asset Accumulation segment included a $30.1 million after-tax benefit in 2007 for our full service accumulation business associated with the unlocking of our unearned revenue and DPAC assumptions following a comprehensive assumption study that was completed in the third quarter of 2007.

Total Revenues

Premiums decreased $57.4 million for the U.S. Asset Accumulation segment, primarily resulting from a decrease in sales of full service payout annuities with life contingencies.  In addition, premiums and other considerations decreased $55.3 million for the Life and Health Insurance segment primarily due to a reduction in average covered medical members in our health insurance business.

Fees for the U.S. Asset Accumulation segment decreased $139.3 million, primarily due to a comprehensive assumption study that was completed during the third quarter 2007 which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the third quarter 2007 recognition of previously deferred revenue.

Net investment income increased primarily due to a $1,876.6 million increase in average invested assets and cash and a slight increase in the average annualized yield on invested assets and cash. The average annualized yield on invested assets and cash was 6.5% for the three months ended September 30, 2008, compared to 6.4% for the three months ended September 30, 2007.

Net realized/unrealized capital gains (losses) can be volatile due to other than temporary impairments of invested assets, mark to market adjustments of certain invested assets and our decision to sell appreciated invested assets.  Net realized/unrealized capital losses increased primarily due to higher other than temporary impairments, net of recoveries from sales, on fixed maturity and equity securities, which were partially offset by mark to market gains versus losses on derivatives not in a hedge accounting relationship.  For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $40.8 million in our U.S. Asset Accumulation segment primarily due to a decrease in the change in reserves in our full service payout business resulting from lower sales of full service payout annuities with life contingencies.  In addition, benefits, claims and settlement expenses decreased $36.3 million for the Life and Health Insurance segment, as a decrease in average covered medical members was partially offset by higher medical claim costs per member in our health insurance business and due to growth in our individual life insurance business.  Partially offsetting these decreases was a $31.2 million increase for the International Asset Management and Accumulation segment, primarily due to higher interest crediting rates to customers and the strengthening of the Chilean peso against the U.S. dollar, which were partially offset by a lower change in reserves associated with decreased sales of single premium annuities with life contingencies in Chile.

Operating expenses decreased $70.6 million for the U.S. Asset Accumulation segment primarily due to a comprehensive assumption study that was completed during the third quarter 2007 which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the third quarter 2007 recognition of previously deferred expenses.

Income Taxes

The effective income tax rates were (2)% and 27% for the three months ended September 30, 2008 and 2007, respectively. The effective income tax rate for the three months ended September 30, 2008, was lower than the U.S. statutory rate primarily due to a current quarter adjustment needed to reflect a decrease in the annual estimated effective income tax rate resulting from an increase in our annual estimate of net realized capital losses from the second quarter estimate.  Income tax deductions allowed for corporate dividends received and taxes on our share of earnings generated from equity method investments being reflected in net investment income also contributed to a lower than U.S statutory rate.  The effective income tax rate for the three months ended September 30, 2007, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received.  The effective income tax rate decreased to (2)% from 27% for the three months ended September 30, 2008 and 2007, respectively, primarily due to a current quarter adjustment needed to reflect a decrease in the annual estimated effective income tax rate and due to tax refinements made in 2007 related to prior years.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

Net Income Available to Common Stockholders

Net income available to common stockholders decreased primarily due to a $317.1 million after-tax change in net realized/unrealized capital gains (losses).  The change in net realized/unrealized capital gains (losses) was primarily driven by higher other than temporary impairments of fixed maturity and equity securities and net losses versus net gains on trading fixed maturity and equity securities.

Total Revenues

Premiums and other considerations decreased $137.7 million for the Life and Health Insurance segment primarily due to a reduction in average covered medical members in our health insurance business.  In addition, premiums decreased $87.1 million for the U.S. Asset Accumulation segment primarily due to a decrease in sales of full service payout annuities with life contingencies, which was partially offset by an increase in sales of individual payout annuities with life contingencies from certain distribution channels.

Fees for the U.S. Asset Accumulation segment decreased $155.0 million primarily due to a comprehensive assumption study that was completed during the third quarter 2007 which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the third quarter 2007 recognition of previously deferred revenue.  Partially offsetting this decrease was a $28.0 million increase for the Life and Health Insurance segment primarily due to growth in the individual universal life and variable universal life insurance lines of business, which was partially offset by a change in classification in 2008 of the reimbursement of certain pass-through expenses, removing them from both fee revenues and operating expenses for our health insurance business.

Net investment income increased primarily due to a $1,873.4 million increase in average invested assets and cash and a slight increase in the average annualized yield on invested assets and cash. The average annualized yield on invested assets and cash was 6.2% for the nine months ended September 30, 2008, compared to 6.1% for the nine months ended September 30, 2007.

Net realized/unrealized capital gains (losses) can be volatile due to other than temporary impairments of invested assets, mark to market adjustments of certain invested assets and our decision to sell appreciated invested assets.  Net realized/unrealized capital losses increased primarily due to higher other than temporary impairments, net of recoveries from sales, on fixed maturity and equity securities and net losses versus net gains on trading fixed maturity and equity securities.  For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $148.2 million for the Life and Health Insurance segment primarily due to a decrease in average covered medical members and favorable prior period claim development relative to the same period a year ago in our health insurance business.   In addition, benefit expense for the U.S. Asset Accumulation segment decreased $13.7 million, primarily due to a decrease in the change in reserves resulting from lower sales of full service payout annuities with life contingencies. Partially offsetting this decrease was an increase in our individual annuities business due to an increase in cost of interest credited resulting from a growing block of fixed deferred annuities and an increase in the change in reserves resulting from higher sales of our payout annuities with life contingencies. Partially offsetting the overall decrease in benefit expense was a $139.7 million increase for the International Asset Management and Accumulation segment, primarily as a result of higher interest crediting rates to customers in Chile, a higher change in reserves due to increased sales of single premium annuities with life contingencies in Chile and the strengthening of the Chilean peso against the U.S. dollar.

Operating expenses decreased $80.5 million for the U.S. Asset Accumulation segment primarily due to a comprehensive assumption study that was completed during the third quarter 2007 which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the third quarter 2007 recognition of previously deferred expenses.

Income Taxes

The effective income tax rates were 11% and 24% for the nine months ended September 30, 2008 and 2007, respectively. The effective income tax rate for the nine months ended September 30, 2008, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, interest exclusion from taxable income and additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate.  The effective income tax rate for the nine months ended September 30, 2007, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received.  The effective income tax rate decreased to 11% from 24% for the nine months ended September 30, 2008 and 2007, respectively, primarily due to a decrease in the 2008 estimated annual effective income tax rate resulting from an increase in our annual estimate of net realized capital losses, tax refinements made in 2007 related to prior years, and additional U.S. foreign tax credits resulting from the aforementioned Brazilian tax rate increase.   The net increase in deferred tax liabilities associated with the newly enacted Brazilian income tax rate is reflected in net investment income because the equity method of accounting is applied to our Brazilian operations; however, the benefit from additional U.S. foreign tax credits is reflected in income tax expense.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Segment Information.”

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

The following table presents the U.S. Asset Accumulation account value rollforward for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in billions)
Account values, beginning of period	$177.2	$174.4	$180.8	$163.3
Net cash flow	0.8	3.2	6.9	5.2
Credited investment performance	(11.1)	3.4	(19.4)	12.6
Other	(0.5)	0.8	(1.9)	0.7
Account values, end of period	$166.4	$181.8	$166.4	$181.8

The following table presents certain summary financial data relating to the U.S. Asset Accumulation segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2008	2007	(decrease)	2008	2007	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$146.2	$203.6	$(57.4)	$447.8	$534.9	$(87.1)
Fees and other revenues	366.6	500.5	(133.9)	1,134.1	1,280.4	(146.3)
Net investment income	724.7	700.8	23.9	2,116.0	2,034.6	81.4
Total operating revenues	1,237.5	1,404.9	(167.4)	3,697.9	3,849.9	(152.0)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	702.8	745.3	(42.5)	2,062.9	2,079.8	(16.9)
Operating expenses	361.9	415.3	(53.4)	1,086.7	1,130.3	(43.6)
Total expenses	1,064.7	1,160.6	(95.9)	3,149.6	3,210.1	(60.5)
Operating earnings before income taxes	172.8	244.3	(71.5)	548.3	639.8	(91.5)
Income taxes	36.3	57.6	(21.3)	119.8	133.9	(14.1)
Operating earnings	$136.5	$186.7	$(50.2)	$428.5	$505.9	$(77.4)

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Operating Earnings

Operating earnings decreased $46.5 million in our full service accumulation business primarily due to a $30.1 million benefit in 2007 associated with the unlocking of our unearned revenue and DPAC assumptions following a comprehensive assumption study that was completed in the third quarter of 2007. Reduced fees resulting from the declining equity markets, a change in the mix of investments and products and a decrease in market value adjustments on customer withdrawals stemming from a declining interest rate environment also contributed to the decrease in full service accumulation earnings. In addition, operating earnings growth for this business was also reduced by a decline in the tax benefits associated with the dividends received deduction stemming from a declining equity environment. Furthermore, operating earnings decreased $4.5 million in our Principal Funds business primarily due to a decline in fee income stemming from a decrease in average account values, which resulted from a decline in the equity markets in 2008.

Operating Revenues

Premiums decreased $62.3 million in our full service payout business primarily due to a decrease in sales of annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.

Fees from our full service accumulation business decreased $115.9 million primarily due to a comprehensive assumption study that was completed during the third quarter 2007 which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the third quarter 2007 recognition of previously deferred revenue. Reduced fees resulting from the declining equity market, a change in the mix of investments and products and a decrease in market value adjustments on customer withdrawals stemming from a declining interest rate environment also contributed to the decrease in full service accumulation fee revenue. Fees in our Principal Funds business decreased $12.2 million primarily due to a decline in distribution income and management fees stemming from a decrease in average account values, which resulted from a decline in the equity markets in 2008.

Net investment income increased primarily due to a $2,756.7 million increase in average invested assets and cash for the segment. The increase was partially offset by a decrease in the average annualized yield on invested assets and cash, which was 5.7% for the three months ended September 30, 2008, and 5.9% for the three months ended September 30, 2007.

Total Expenses

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $64.7 million in our full service payout business primarily due to a decrease in the change in reserves resulting from lower sales of annuities with life contingencies. In addition, our investment only business benefits, claims and settlement expenses decreased $14.8 million primarily due to a decline in variable crediting rates. Partially offsetting the overall decrease was a $36.3 million increase in our individual annuities business due to an increase in cost of interest credited and higher benefit payments resulting from a growing block of fixed annuities.

Operating expenses in our full service accumulation business decreased $54.0 million primarily due to a comprehensive assumption study that was completed during the third quarter 2007 which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the third quarter 2007 recognition of previously deferred expenses. In addition, operating expenses in Principal Funds decreased $4.8 million primarily due to lower fees paid to advisors resulting from a decrease in average account values.

Income Taxes

The effective income tax rates for this segment were 21% and 24% for the three months ended September 30, 2008 and 2007, respectively. The effective income tax rates for the three months ended September 30, 2008 and 2007, were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

Operating Earnings

Operating earnings decreased $67.3 million in our in full service accumulation business primarily due to a $30.1 million benefit in 2007 associated with the unlocking of our unearned revenue and DPAC assumptions following a comprehensive assumption study that was completed in the third quarter of 2007, reduced fees resulting from the declining equity market, a change in the mix of investments and products and a decrease in market value adjustments on customer withdrawals stemming from a declining interest rate environment. In addition, operating earnings growth for this business was also reduced by a decline in the tax benefits associated with the dividends received deduction stemming from a declining equity environment. Furthermore, operating earnings decreased $9.4 million in Principal Funds primarily due to a decline in fee income stemming from a decrease in average account values, which resulted from a decline in the equity markets in 2008.

Operating Revenues

Premiums decreased $168.7 million in our full service payout business primarily due to a decrease in sales of annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.  Partially offsetting this decrease was an $81.6 million increase in our individual payout annuity business primarily due to increased sales of annuities with life contingencies from certain distribution channels.

Fees from our full service accumulation business decreased $121.4 million primarily due to a comprehensive assumption study that was completed during the third quarter 2007 which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the third quarter 2007 recognition of previously deferred revenue. Reduced fees resulting from the declining equity market, a change in the mix of investments and products and a decrease in market value adjustments on customer withdrawals stemming from a declining interest rate environment also contributed to the decrease in full service accumulation fee revenue. In addition, fees in our Principal Funds business decreased $27.7 million primarily due to a decline in distribution and management fees stemming from a decrease in average account values, which resulted from a decline in the equity markets in 2008.

Net investment income increased primarily due to a $2,305.5 million increase in average invested assets and cash for the segment. The increase was partially offset by a decrease in the average annualized yield on invested assets and cash, which was 5.6% for the nine months ended September 30, 2008, and 5.7% for the nine months ended September 30, 2007.

Total Expenses

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $165.6 million in our full service payout business primarily due to a decrease in the change in reserves resulting from lower sales of annuities with life contingencies. In addition, our investment only business benefits, claims and settlement expenses decreased $32.5 million primarily due to a decline in variable crediting rates. Partially offsetting the overall decrease was a $173.8 million increase in our individual annuities business due to an increase in cost of interest credited resulting from a growing block of fixed deferred annuities and an increase in the change in reserves resulting from higher sales of our payout annuities with life contingencies.

Operating expenses decreased $56.2 million in our full service accumulation business primarily due to a comprehensive assumption study that was completed during the third quarter 2007 which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the third quarter 2007 recognition of previously deferred expenses. In addition, operating expenses decreased $12.5 million in our Principal Funds business primarily due to lower fees paid to advisors stemming from a decrease in average account values.

Income Taxes

The effective income tax rates for this segment were 22% and 21% for the nine months ended September 30, 2008 and 2007, respectively. The effective income tax rates for the nine months ended September 30, 2008 and 2007, were lower than the U.S. statutory rate as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

Global Asset Management Segment

Global Asset Management Segment Summary Financial Data

AUM is a key indicator of earnings growth for our Global Asset Management segment, as AUM is the base by which we generate revenues.  Net cash flow and market performance are the two main drivers of AUM growth.  Net cash flow reflects our ability to attract and retain client deposits.  Market performance reflects equity, fixed income and real estate market performance.  The percentage growth in earnings of the segment will generally track with the percentage growth in AUM.  This trend may vary due to changes in business and/or product mix.

The following table provides the AUM rollforward for assets managed by Global Asset Management for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in billions)
AUM, beginning of period	$233.0	$210.5	$236.0	$191.4
Net cash flow	1.9	4.8	9.2	11.3
Investment performance	(15.2)	4.3	(22.9)	13.2
Operations acquired (1)	—	13.7	—	13.7
Other	(1.6)	(0.6)	(4.2)	3.1
AUM, end of period	$218.1	$232.7	$218.1	$232.7

(1)             Includes acquisition of Morley Financial Services in 2007.

The following table presents certain summary financial data relating to the Global Asset Management segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007	Increase (decrease)	2008	2007	Increase (decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$136.6	$129.9	$6.7	$406.4	$373.9	$32.5
Net investment income	5.1	9.0	(3.9)	18.6	27.6	(9.0)
Total operating revenues	141.7	138.9	2.8	425.0	401.5	23.5
Expenses:
Total expenses	106.3	95.7	10.6	321.8	288.8	33.0
Operating earnings before income taxes	35.4	43.2	(7.8)	103.2	112.7	(9.5)
Income taxes	11.9	14.9	(3.0)	35.8	39.7	(3.9)
Operating earnings	$23.5	$28.3	$(4.8)	$67.4	$73.0	$(5.6)

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Operating Earnings

Operating earnings in our fee mandate business decreased $2.6 million.  While management fee revenue continues to grow, recent market conditions have led to the dampening of revenue growth. Also contributing to the decrease in operating revenues was a decline in borrower fees and transaction fees from our real estate line of business as well as an increase in total expenses due to the continued growth in the business, including the acquisition of Morley Financial Services.  Operating earnings in our spread business decreased $2.2 million primarily due to lower earnings as a result of lower investment income and loan volumes in 2008 compared to 2007.

Operating Revenues

Fees in our fee mandate business increased $8.5 million despite recent market conditions, which have dampened our overall revenue growth.  In addition to the acquisition of Morley Financial Services, we continued to see growth in management fees from our fixed income and equity lines of business.  However, a decrease in borrower fees and transaction fees was primarily the result of lower real estate activity.  Partially offsetting this increase is a decrease in our spread business of $1.8 million due to lower loan origination fees in 2008 compared to 2007.

Net investment income decreased $2.2 million in our fee mandate business as a result of the declining interest rate environment.  Net investment income in our spread business decreased $1.7 million due to lower investment income earned on our loan portfolio.

Total Expenses

Total expenses increased $11.2 million in our fee mandate business due to growth in the business, including the acquisition of Morley Financial Services.

Income Taxes

The effective income tax rate for this segment was 34% for both the three months ended September 30, 2008 and 2007.  The effective income tax rates for the three months ended September 30, 2008 and 2007, were lower than the U.S. statutory rate as a result of income exclusion from taxable income.

Nine months ended September 30, 2008, Compared to Nine months ended September 30, 2007

Operating Earnings

Operating earnings in our spread business decreased $4.9 million primarily due to lower loan origination volumes and lower investment income earned on our loan portfolio.

Operating Revenues

Fees in our fee mandate business increased $35.3 million due to continued growth in management fees across all lines of business, despite recent market conditions, in addition to the acquisition of Morley Financial Services.

Net investment income decreased $5.6 million in our spread business due to lower investment income earned on our loan portfolio.  Net investment income decreased $3.4 million in our fee mandate business as a result of the declining interest rate environment.

Total Expenses

Total expenses increased $33.9 million in our fee mandate business due to growth in the business, including the acquisition of Morley Financial Services.

Income Taxes

The effective income tax rate for this segment was 35% for both the nine months ended September 30, 2008 and 2007.

International Asset Management and Accumulation Segment

International Asset Management and Accumulation Segment Summary Financial Data

AUM is a key indicator of earnings growth for the segment, as AUM is the base by which we can generate profits.  Net cash flow and market performance are the two main drivers of AUM growth.  Net cash flow reflects our ability to attract and retain client deposits.  Market performance reflects the investment returns on our underlying AUM.  The percentage growth in the earnings of our International Asset Management and Accumulation segment will generally track with the percentage growth in AUM.  This trend may vary due to changes in business and/or product mix.  Our AUM and financial results are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the countries in which we have business.

The following table presents the International Asset Management and Accumulation AUM rollforward for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in billions)
AUM, beginning of period	$30.0	$25.3	$28.7	$19.1
Net cash flow	(0.5)	1.5	0.7	2.3
Investment performance	(0.3)	0.3	(0.7)	2.2
Effect of exchange rates	(0.7)	(0.1)	—	1.2
Other (1)	0.1	(0.1)	(0.1)	2.1
AUM, end of period	$28.6	$26.9	$28.6	$26.9

(1)   Other increases to AUM for the nine months ended September 30, 2007, include $2.2 billion related to our SBB acquisition in Malaysia.

The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007	Increase (decrease)	2008	2007	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$47.0	$56.1	$(9.1)	$186.8	$159.3	$27.5
Fees and other revenues	31.1	35.1	(4.0)	100.0	97.9	2.1
Net investment income	187.4	133.4	54.0	413.6	283.7	129.9
Total operating revenues	265.5	224.6	40.9	700.4	540.9	159.5
Expenses:
Benefits, claims and settlement expenses	184.8	153.5	31.3	488.7	348.7	140.0
Operating expenses	37.2	25.1	12.1	112.5	96.9	15.6
Total expenses	222.0	178.6	43.4	601.2	445.6	155.6
Operating earnings before income taxes	43.5	46.0	(2.5)	99.2	95.3	3.9
Income taxes (benefits)	(0.9)	6.7	(7.6)	(8.7)	10.0	(18.7)
Operating earnings	$44.4	$39.3	$5.1	$107.9	$85.3	$22.6

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Operating Earnings

Operating earnings in our equity method investment in Brazil increased $14.2 million primarily due to pricing changes resulting in positive net unlocking and true-up adjustments that lowered DPAC and present value of future profits (“PVFP”) amortization and also drove higher fees, coupled with AUM growth and the strengthening of the Brazilian real against the U.S. dollar.  Partially offsetting this increase was a decrease in operating earnings for Mexico primarily related to $9.2 million of net unlocking adjustments resulting in lower DPAC and PVFP amortization in 2007 related to enacted legislation.

Operating Revenues

Premiums in Chile decreased $9.2 million primarily due to lower sales of single premium annuities with life contingencies.

Fees and other revenues decreased primarily due to reduced fee charges and lower AUM for our operations in India, partially offset by higher AUM for our operations in Mexico.

Net investment income increased primarily due to a higher annualized yield on average invested assets and cash, excluding our equity method investments, due to higher inflation in Chile.  The annualized yield on average invested assets and cash, excluding our equity method investments, was 18.2% for the three months ended September 30, 2008, compared to 14.1% for the three months ended September 30, 2007.  To a lesser extent, the increase was due to higher earnings from our equity method investment in Brazil and a $227.5 million increase in average invested assets and cash, excluding our equity method investments.

Total Expenses

Benefits, claims and settlement expenses increased $29.7 million in Chile, primarily due to higher interest crediting rates to customers and the strengthening of the Chilean peso against the U.S. dollar, partially offset by a lower change in reserves associated with decreased sales of single premium annuities with life contingencies.

Operating expenses in Mexico increased primarily due to net unlocking adjustments resulting in lower DPAC and PVFP amortization in 2007 related to enacted legislation.

Income Taxes

The effective income tax rates for this segment were (2)% and 15% for the three months ended September 30, 2008 and 2007, respectively.  The effective income tax rate for the three months ended September 30, 2008, was lower than the U.S. statutory rate, primarily as a result of taxes on our share of earnings generated from equity method investments being reflected in net investment income, lower tax rates of foreign jurisdictions and U.S. foreign tax credits that offset a local tax rate that is higher than the U.S. statutory rate for our equity method investment in Brazil. The effective income tax rate for the three months ended September 30, 2007, was lower than the U.S. statutory rate, primarily as a result of taxes on our share of earnings generated from equity method investments that are included in net investment income and due to the lower tax rates of foreign jurisdictions.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

Operating Earnings

Operating earnings in our equity method investment in Brazil increased $15.8 million primarily due to the strengthening of the Brazilian real against the U.S. dollar, coupled with AUM growth and pricing changes resulting in positive net unlocking and true-up adjustments that lowered DPAC and PVFP amortization and also drove higher fees.  Operating earnings in Chile increased $8.1 million primarily due to inflation.

Operating Revenues

Premiums in Chile increased $29.0 million primarily due to higher sales of single premium annuities with life contingencies and the strengthening of the Chilean peso against the U.S. dollar.

Fees and other revenues in Mexico increased $6.1 million primarily due to growth in AUM and the strengthening of the Mexican peso against the U.S. dollar.  Partially offsetting this increase was a $4.1 million decrease in India primarily related to lower AUM and reduced fee charges in 2008.

Net investment income increased primarily due to a higher annualized yield on average invested assets and cash, excluding our equity method investments, due to higher inflation in Chile.  The annualized yield on average invested assets and cash, excluding our equity method investments, was 13.4% for the nine months ended September 30, 2008, compared to 9.6% for the nine months ended September 30, 2007.  To a lesser extent, the increase was due to a $337.0 million increase in average invested assets and cash, excluding our equity method investments.

Total Expenses

Benefits, claims and settlement expenses increased $134.9 million in Chile, primarily due to higher interest crediting rates to customers, a higher change in reserves due to increased sales of single premium annuities with life contingencies and the strengthening of the Chilean peso against the U.S. dollar.

Operating expenses in Mexico increased primarily due to net unlocking adjustments resulting in lower DPAC and PVFP amortization in 2007 related to enacted legislation.

Income Taxes

The effective income tax rates for this segment were (9)% and 10% for the nine months ended September 30, 2008 and 2007, respectively.  The effective income tax rate for the nine months ended September 30, 2008, was lower than the U.S. statutory rate, primarily due to additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate, taxes on our share of earnings generated from equity method investments being reflected in net investment income and lower tax rates of foreign jurisdictions. The Brazilian tax rate change caused a one-time increase in the net deferred tax liabilities within our equity method investment during the second quarter that was offset by U.S. foreign tax credits, which reduced income tax expenses.  There was no total impact to operating earnings.  The effective income tax rate for the nine months ended September 30, 2007, was lower than the U.S. statutory rate as a result of taxes on our share of earnings generated from equity method investments being reflected in net investment income and due to the lower tax rates of foreign jurisdictions.

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

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in millions)
Universal and variable universal life insurance fee revenue	$83.5	$72.9	$247.0	$203.5
Traditional life insurance premiums	143.6	148.1	442.8	455.5

Health Insurance Trends

We have experienced lower premium revenue as increases in premium per member have been more than offset by a decrease in average covered medical members.

Our health insurance premium and fees were as follows for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in millions)
Premium and fees:
Group medical insurance	$395.1	$444.8	$1,223.0	$1,369.5
Fee-for-service	35.7	41.7	108.4	125.8

Specialty Benefits Insurance Trends

Premium and fee growth for our specialty benefits insurance business, while still positive, is slowing as competitive market conditions and pricing discipline result in slower sales and an increase in lapses.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in millions)
Premium and fees:
Group dental and vision insurance	$140.2	$136.3	$417.7	$403.0
Group life insurance	87.3	86.0	262.2	255.4
Group disability insurance	73.7	79.5	227.3	226.5
Individual disability insurance	43.1	40.5	128.5	118.4

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

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007	Increase (decrease)	2008	2007	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$855.0	$910.3	$(55.3)	$2,620.1	$2,757.8	$(137.7)
Fees and other revenues	130.5	126.3	4.2	390.7	362.7	28.0
Net investment income	173.4	175.0	(1.6)	516.3	515.0	1.3
Total operating revenues	1,158.9	1,211.6	(52.7)	3,527.1	3,635.5	(108.4)
Expenses:
Benefits, claims and settlement expenses	710.7	748.3	(37.6)	2,160.5	2,308.0	(147.5)
Dividends to policyholders	69.8	73.3	(3.5)	208.3	219.9	(11.6)
Operating expenses	268.2	280.4	(12.2)	830.0	841.5	(11.5)
Total expenses	1,048.7	1,102.0	(53.3)	3,198.8	3,369.4	(170.6)
Operating earnings before income taxes	110.2	109.6	0.6	328.3	266.1	62.2
Income taxes	36.3	36.2	0.1	108.5	87.1	21.4
Operating earnings	$73.9	$73.4	$0.5	$219.8	$179.0	$40.8

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Operating Earnings

Operating earnings in our specialty benefits insurance business increased $3.8 million primarily due to favorable claims experience in our disability and group life insurance businesses.  In addition, operating earnings for our health insurance business increased $2.5 million primarily as a result of favorable prior period claim development partially offset by a decline in average covered medical members.  At the end of a reporting period we recognize a liability for the estimate of claims incurred but not reported.  In subsequent periods, an adjustment of prior period claim development is made to reflect actual or updated estimates of incurred claims.  Partially offsetting these increases was a $5.8 million decrease in our individual life insurance business due to an increase in DPAC amortization primarily resulting from lower equity market performance and due to lower prepayment fee income.

Operating Revenues

Premiums decreased $48.9 million in our health insurance business due to a reduction in average covered medical members, as lapses were greater than new sales.

Fees and other revenues increased $11.0 million in our individual life insurance business primarily due to growth in the universal life and variable universal life insurance lines of business.  Partially offsetting this increase in fees and other revenues was a decrease of $6.9 million in our health insurance business, largely due to a change in classification in 2008 of the reimbursement of certain pass-through expenses, removing them from both fee revenues and operating expenses.

Total Expenses

Benefits, claims and settlement expenses decreased $47.4 million in our health insurance business due to a decrease in average covered medical members partially offset by higher claim costs per member.  Partially offsetting this decrease was a $17.0 million increase in benefits, claims and settlement expenses for our individual life insurance business as a result of growth in the business and worse claims experience.

Operating expenses decreased $15.3 million in our health insurance business primarily due to staff and other reductions associated with the decline in average insured medical and average fee-for-service medical covered members and due to a change in classification in 2008 of the reimbursement of certain pass-through expenses, removing them from both fee revenues and operating expenses.  Partially offsetting this decrease was a $2.4 million increase in our specialty benefits insurance business operating expenses due to modest growth in the underlying business.

Income Taxes

The effective income tax rate for this segment was 33% for both the three months ended September 30, 2008 and 2007.   The effective income tax rates were lower than the U.S. statutory rate as a result of interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

Operating Earnings

Operating earnings in our health insurance business increased $23.8 million primarily due to favorable prior period claim development relative to the same period a year ago.  In addition, operating earnings in our specialty benefits insurance business increased $17.2 million primarily due to favorable claims experience in our disability and group life product lines, as well as modest growth in the business.

Operating Revenues

Premiums decreased $144.8 million in our health insurance business due to a reduction in average covered medical members, as lapses were greater than new sales.

Fees and other revenues increased $46.0 million in our individual life insurance business primarily due to growth in the universal life and variable universal life insurance lines of business.  Partially offsetting this increase in fees and other revenues was a decrease of $19.5 million in our health insurance business, largely due to a change in classification in 2008 of the reimbursement of certain pass-through expenses, removing them from both fee revenues and operating expenses and a decrease in average fee-for-service medical members.

Total Expenses

Benefits, claims and settlement expenses decreased $165.8 million in our health insurance business due to a decrease in average covered medical members and favorable prior period claim development relative to the same period a year ago.

Operating expenses decreased $41.6 million in our health insurance business due to staff and other reductions associated with the decline in average insured medical and average fee-for-service medical covered members, a change in classification in 2008 of the reimbursement of certain pass-through expenses, removing them from both fee revenues and operating expenses and lower commission expense resulting from a reduction in premium.   Partially offsetting this decrease was a $16.9 million increase in our individual life insurance business primarily related to higher DPAC amortization as expense improvements increased current period margins and as lower current period equity performance reduced future expected margins.  Individual life insurance expenses also increased due to sales growth.   Additionally, operating expenses increased $12.9 million in our specialty benefits insurance business due to moderate growth in the business.

Income Taxes

The effective income tax rate for this segment was 33% for both the nine months ended September 30, 2008 and 2007.   The effective income tax rates were lower than the U.S. statutory rate as a result of interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate and Other Segment

Corporate and Other Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2008	2007	(decrease)	2008	2007	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(52.4)	$(41.9)	$(10.5)	$(152.2)	$(107.2)	$(45.0)
Expenses:
Total expenses	(25.7)	(28.8)	3.1	(78.0)	(86.1)	8.1
Operating losses before income taxes and preferred stock dividends	(26.7)	(13.1)	(13.6)	(74.2)	(21.1)	(53.1)
Income tax benefits	(7.8)	(9.6)	1.8	(39.0)	(27.1)	(11.9)
Preferred stock dividends	8.2	8.2	—	24.7	24.7	—
Operating losses	$(27.1)	$(11.7)	$(15.4)	$(59.9)	$(18.7)	$(41.2)

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Operating Losses

Operating losses increased due to a decline in average annualized investment yields and a decrease in average invested assets for the segment.  Also contributing to the increase in operating losses was the increase in state deferred income tax liabilities associated with the intended change in filing status of a subsidiary in 2008.

Operating Revenues

Operating revenues decreased due to a decline in investment yields, which included lower earnings on certain equity method partnership interests where the underlying assets are marked to market and a decline in joint venture real estate operating performance. In addition, operating revenues decreased due to lower average invested assets for the segment.

Total Expenses

Total expenses increased due to higher interest expense related to federal income tax activities.

Income Taxes

Income tax benefits decreased due to the establishment of state deferred income tax liabilities associated with the intended change in filing status of a subsidiary in 2008, as well as the reduction of synthetic fuel tax credits expiring as of December 31, 2007.  The decreased tax benefits were offset in large part by an increase in income tax benefits due to an increase in operating losses before income taxes.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

Operating Losses

Operating losses increased primarily due to a decline in average annualized investment yields and a decrease in average invested assets for the segment.  Also contributing to the increase in operating losses was the expiration of the synthetic fuel tax credit structure as of December 31, 2007, as well as higher interest expense related to federal income tax activities.  These increases were partially offset by the release of state deferred income tax liabilities following the reorganization of certain subsidiaries in 2008.

Operating Revenues

Operating revenues decreased due to a decline in average annualized investment yields, resulting from above average gains on equity real estate sales activity in the prior year, as well as lower earnings on certain equity method partnership interests where the underlying assets are marked to market.  In addition, operating revenues decreased due to lower average invested assets for the segment.  Further contributing to the decline in operating revenues was an increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.  These decreases were partially offset by lower investment expenses due to the unwinding of our variable interest in a synthetic fuel production facility in 2008.

Total Expenses

Total expenses increased due to higher interest expense related to federal income tax activities and interest expense on corporate debt.  These increases were partially offset by an increase in inter-segment eliminations included in this segment.

Income Taxes

Income tax benefits increased due to an increase in operating losses before income taxes.  Also contributing to the increased income tax benefits was the release of state deferred income tax liabilities associated with the reorganization of certain subsidiaries in 2008.  The increased income tax benefits were offset in part by the reduction of synthetic fuel tax credits due to their expiration as of December 31, 2007.

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

Liquidity and Capital

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

Given market conditions, we have built additional liquidity by increasing cash and cash equivalent holdings to $2.3 billion as of September 30, 2008.  Actions to increase liquidity and manage capital include: (i) becoming a member of the FHLB of Des Moines in second quarter 2008 enabling us to access a new source of liquidity to meet business unit and corporate borrowing needs, (ii) investing new cash flows into more liquid securities, (iii) reducing our common stock dividend from prior year levels to $0.45 per share and (iv) suspending purchases of our common stock under the existing share repurchase authorization, effective October 13, 2008.  While the underlying performance of our commercial mortgage-backed securities (“CMBS”) holdings remains strong, we completed our planned investment in CMBS for the year in July 2008.  Currently, new cash inflows are primarily being invested in cash, short-term government-backed securities and other liquid investments.  As a Savings and Loan holding company, we are eligible to participate in certain recently announced government programs.  As details emerge, we are evaluating our options and considering a strategy to utilize these additional sources of liquidity and capital flexibility.

Approximately $20.6 billion, or 96%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity.

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

Iowa law gives the Commissioner discretion to deny requests for dividends in excess of these limits. Based on this limitation and 2007 statutory results, Principal Life could pay approximately $686.5 million in stockholder dividends in 2008 without exceeding the statutory limitation. As of September 30, 2008, no dividends have been paid by Principal Life to its parent company.

Operations.  Historically, our primary consolidated cash flow sources have been premiums and fees from life and health insurance products, pension and annuity deposits, asset management fee revenues, administrative services fee revenues, income from investments and proceeds from the sales or maturity of investments. Cash outflows consist primarily of payment of benefits to policyholders and beneficiaries, income and other taxes, current operating expenses, payment of dividends to policyholders, payments in connection with investments acquired, payments made to acquire subsidiaries, payments relating to policy and contract surrenders, withdrawals, policy loans, interest expense and repayment of short-term debt and long-term debt.  Our investment strategies are intended to provide adequate funds to pay benefits without forced sales of investments. For a discussion of our investment objectives, strategies and a discussion of duration matching, see “Investments” as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Cash Flows.  Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to our discontinued operations, which were as follows:

	For the nine months ended September 30,
	2008	2007
	(in millions)
Cash flows attributable to discontinued operations:
Net cash provided by operating activities	$—	$2.2
Net cash used in investing activities	—	(1.3)
Net cash used in financing activities	—	(0.4)
Net cash provided by discontinued operations	$—	$0.5

Net cash provided by operating activities was $1,867.2 million and $3,043.1 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in cash provided by operating activities was primarily related to fluctuations in operational receivables and payables.  Also contributing to the decrease in cash provided by operating activities was an increase in net cash outflows associated with higher net purchases of trading securities.

Net cash used in investing activities was $4,018.3 million and $2,831.9 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash used in investing activities between periods was primarily related to an increase in net purchases of available-for-sale securities.

Net cash provided by financing activities was $3,075.7 million and $756.2 million for the nine months ended September 30, 2008 and 2007, respectively.  The increase in cash provided by financing activities was primarily due to an increase in net cash flows of investment contracts and a reduction in treasury stock acquired in 2008 compared to 2007.  These increases were partially offset by a reduction in bank deposits in the current year.

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

FHLB of Des Moines Membership.  Principal Life became a member of the FHLB of Des Moines in June 2008 and held $56.9 million of common stock of the FHLB of Des Moines as of September 30, 2008.  Through its membership, Principal Life is able to participate in different long-term and short-term advance programs with the FHLB of Des Moines and has entered into an agreement whereby Principal Life has issued funding agreements in exchange for cash and has pledged collateral to secure the obligations.  The amount of our liability for the funding agreements with the FHLB of Des Moines as of September 30, 2008, was $1,009.0 million, which was reported in contractholder funds in the consolidated statements of financial position.  The funding agreements were collateralized by commercial and residential mortgage-backed securities and commercial mortgage loans with a carrying value of $1,376.2 million as of September 30, 2008.

Short-Term Debt and Long-Term Debt.  The components of short-term debt as of September 30, 2008, and December 31, 2007, were as follows:

	September 30, 2008	December 31, 2007
	(in millions)
Commercial paper	$304.2	$233.3
Other recourse short-term debt	45.9	57.5
Total short-term debt	$350.1	$290.8

As of September 30, 2008, there have been no significant changes to long-term debt since December 31, 2007.

Stockholders’ Equity.  For stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Stockholders’ Equity.”

Contractual Obligations and Contractual Commitments

As of September 30, 2008, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2007.

Off-Balance Sheet Arrangements

Variable Interest Entities.  For variable interest entities information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications.  For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 5, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Fair Value Measurement

As discussed in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Fair Value Measurement” we adopted SFAS 157 effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price) and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes.  The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.   The levels of the fair value hierarchy are as follows:

•      Level 1 – Fair values are based on unadjusted quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities primarily include exchange traded equity securities, mutual funds and U.S. Treasury bonds.  Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

•      Level 2 – Fair values are based on inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Observable inputs include quoted market prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs such as interest rate, credit spread and foreign currency exchange rates observable in the marketplace or derived from market transactions. Our Level 2 assets and liabilities primarily include fixed maturity securities (including public and private bonds), equity securities, over-the-counter derivatives and other investments. These fair values are generally obtained from third-party pricing services or determined through the use of valuation models or methodologies, including matrix pricing, using substantially all observable inputs. Prices are validated through an investment analyst review process including direct interaction with external sources, recent trade activity or through the use of internal models.

•      Level 3 – Fair values are based on at least one significant unobservable input for the asset or liability.  Level 3 securities contain unobservable market inputs and as a result considerable judgment may be used in determining the fair values. Our Level 3 assets and liabilities include certain fixed maturity securities, private equity securities, complex derivatives and embedded derivatives.  These fair values are generally obtained through the use of valuation models or methodologies using significant unobservable inputs or broker quotes.  In circumstances where broker quotes are used to value an instrument we generally receive one non-binding quote. Fixed maturity securities and equity securities priced using broker quotes represent 1.6% of the total and all are classified as Level 3. Broker quotes are validated through an investment analyst review process including direct interaction with external sources, through the use of internal models or other relevant information.

We did not make any significant changes to our valuation process during the third quarter of 2008.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, are summarized below.

	As of September 30, 2008
	Assets / liabilities
	measured at fair	Fair value hierarchy level
	value	Level 1	Level 2	Level 3
		(in millions)
Assets
Fixed maturities, available-for-sale	$44,622.1	$132.1	$43,043.2	$1,446.8
Fixed maturities, trading	982.2	—	911.0	71.2
Equity securities, available-for-sale	246.2	197.4	2.0	46.8
Equity securities, trading	204.8	77.4	127.4	—
Net derivative assets and liabilities	208.9	—	284.8	(75.9)
Other investments	103.5	15.7	87.8	—
Cash equivalents	1,818.8	231.7	1,587.1	—
Sub-total excluding separate account assets	48,186.5	654.3	46,043.3	1,488.9

Separate account assets	67,087.6	38,610.0	21,666.4	6,811.2
Total assets	$115,274.1	$39,264.3	$67,709.7	$8,300.1

Liabilities
Investment-type insurance contracts	$7.0	$—	$—	$7.0
Total liabilities	$7.0	$—	$—	$7.0

Net Assets (Liabilities)	$115,281.1	$39,264.3	$67,709.7	$8,307.1

% of Net Assets (Liabilities)		34%	59%	7%
% of Net Assets (Liabilities), Excluding Separate Account Assets		1%	96%	3%

Changes in Level 3 fair value measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2008, is as follows:

	For the three months ended September 30, 2008
		Total realized/unrealized
		gains (losses)		Purchases,		Ending
	Beginning		Included in	sales,		balance
	balance as	Included	income	issuances	Transfers	as of
	of June 30,	in net	comprehensive	and	in (out) of	September	Net increase
	2008	income	other	settlements	Level 3	30, 2008	(decrease)
	(in millions)
Assets
Fixed maturities, available-for-sale	$1,851.5	$(37.0)	$40.7	$(487.4)	$79.0	$1,446.8	$(404.7)
Fixed maturities, trading	65.4	(7.0)	—	3.7	9.1	71.2	5.8
Equity securities, available-for-sale	53.2	(10.1)	(23.3)	27.0	—	46.8	(6.4)
Net derivative assets and liabilities	(35.8)	(29.7)	(10.4)	—	—	(75.9)	(40.1)
Separate account assets	7,097.1	(84.7)	—	(199.4)	(1.8)	6,811.2	(285.9)

Liabilities
Investment-type insurance contracts	(2.4)	6.0	—	3.4	—	7.0	9.4

Net Assets (Liabilities)	$9,029.0	$(162.5)	$7.0	$(652.7)	$86.3	$8,307.1	$(721.9)

The decrease in the fair value of Level 3 instruments for the three months ended September 30, 2008, is primarily attributable to the fixed maturity, available-for-sale securities and separate account assets.  The decrease in fixed maturities, available-for-sale securities resulted primarily from the settlement of certain credit collateralized debt obligations and the decrease in separate account assets resulted primarily from the sale of equity commercial real estate.  To a lesser extent, the decrease in separate account assets is a result of unrealized losses, which are not reflected in the consolidated statements of operations, as the change in value of separate account assets is offset by a change in value of separate account liabilities.

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008, is as follows:

	For the nine months ended September 30, 2008
		Total realized/unrealized
		gains (losses)		Purchases,		Ending
	Beginning balance as of January 1, 2008	Included in net income	Included in other comprehensive income	sales, issuances and settlements	Transfers in (out) of Level 3	balance as of September 30, 2008	Net increase (decrease)
	(in millions)
Assets
Fixed maturities, available-for-sale	$2,201.3	$(87.4)	$(321.6)	$(562.1)	$216.6	$1,446.8	$(754.5)
Fixed maturities, trading	92.3	(8.6)	—	(11.4)	(1.1)	71.2	(21.1)
Equity securities, available-for-sale	51.1	(44.4)	(23.1)	25.3	37.9	46.8	(4.3)
Net derivative assets and liabilities	(8.0)	(65.6)	(3.3)	1.0	—	(75.9)	(67.9)
Separate account assets	7,313.2	(368.5)	—	(59.3)	(74.2)	6,811.2	(502.0)

Liabilities
Investment-type insurance contracts	(49.3)	13.3	—	43.0	—	7.0	56.3

Net Assets (Liabilities)	$9,600.6	$(561.2)	$(348.0)	$(563.5)	$179.2	$8,307.1	$(1,293.5)

The decrease in the fair value of Level 3 instruments for the nine months ended September 30, 2008, is primarily attributed to the fixed maturities, available-for-sale securities and separate account assets.  The decrease in fixed maturities, available-for-sale securities resulted from the settlement of certain credit collateralized debt obligations and unrealized losses recognized in other comprehensive income.  Most of the unrealized losses related to corporate bonds, with lesser amounts attributed to collateralized debt obligations, asset-backed securities, and commercial mortgage-backed securities. The decrease in separate account assets is primarily a result of unrealized losses, which are not reflected in the consolidated statements of operations, as the change in value of separate account assets is offset by a change in value of separate account liabilities.

Investments

We had total consolidated assets as of September 30, 2008, of $143.4 billion, of which $63.1 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of September 30, 2008, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturity securities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets.

Invested Assets

	September 30, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$31,958.4	51%	$32,215.0	50%
Private	13,645.9	22	15,053.2	24
Equity securities	451.0	1	586.2	1
Mortgage loans:
Commercial	11,337.5	18	10,763.5	17
Residential	1,931.3	3	1,896.1	3
Real estate held for sale	122.6	—	82.4	—
Real estate held for investment	768.9	1	780.1	1
Policy loans	883.7	1	869.9	1
Other investments	1,981.4	3	2,118.6	3
Total invested assets	63,080.7	100%	64,365.0	100%
Cash and cash equivalents	2,269.0		1,344.4
Total invested assets and cash	$65,349.7		$65,709.4

Investment Results

The following tables present the yield and investment income, excluding net realized/unrealized capital gains and losses for our invested assets. The annualized yield on invested assets and on cash and cash equivalents was 6.5% for the three months ended September 30, 2008, compared to 6.4% for the three months ended September 30, 2007.  The annualized yield on invested assets and on cash and cash equivalents was 6.2% for the nine months ended September 30, 2008, compared to 6.1% for the nine months ended September 30, 2007. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

Invested Assets

Investment Income Yields by Asset Type

	For the three months ended September 30,
	2008		2007
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	7.1%	$826.1	6.6%	$753.4
Equity securities	3.8	4.6	3.4	5.3
Mortgage loans — commercial	6.0	167.0	6.5	172.2
Mortgage loans — residential	10.0	47.9	9.7	40.5
Real estate	6.7	14.9	6.8	14.4
Policy loans	6.7	14.7	6.2	13.1
Cash and cash equivalents	3.2	15.2	5.4	29.7
Other investments	4.6	24.4	8.2	37.4
Total before investment expenses	6.7	1,114.8	6.6	1,066.0
Investment expenses	0.2	(35.1)	0.2	(37.0)
Net investment income	6.5%	$1,079.7	6.4%	$1,029.0

Invested Assets

Investment Income Yields by Asset Type

	For the nine months ended September 30,
	2008		2007
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.7%	$2,330.8	6.2%	$2,116.2
Equity securities	3.5	13.7	3.2	17.6
Mortgage loans — commercial	6.0	500.4	6.7	516.9
Mortgage loans — residential	8.4	120.6	7.1	90.3
Real estate	6.9	45.3	9.3	58.5
Policy loans	6.6	43.6	6.1	39.0
Cash and cash equivalents	3.3	44.2	5.1	79.0
Other investments	2.6	40.2	9.6	118.3
Total before investment expenses	6.4	3,138.8	6.3	3,035.8
Investment expenses	0.2	(107.8)	0.2	(107.0)
Net investment income	6.2%	$3,031.0	6.1%	$2,928.8

The following tables present the contributors to net realized/unrealized capital gains and losses for our invested assets for the three months ended September 30, 2008 and 2007.

	For the three months ended September 30, 2008
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(175.5)	$9.2	$47.5	$(118.8)
Fixed maturity securities, trading	—	(18.6)	—	(18.6)
Equity securities (2)	(20.1)	(1.1)	—	(21.2)
Equity securities, trading	—	(8.4)	—	(8.4)
Mortgage loans on real estate (3)	(1.9)	—	—	(1.9)
Derivatives (4)	—	—	(82.7)	(82.7)
Other (5)	(7.3)	(26.6)	54.9	21.0
Total	$(204.8)	$(45.5)	$19.7	$(230.6)

(1)           Impairments include $169.8 million of credit impairment write-downs and $0.8 million in realized credit recoveries on the sale of previously impaired assets. Credit losses include $6.6 million in realized losses related to credit triggered sales.

(2)           Impairments include $20.1 million of credit impairment write-downs.

(3)           Impairments include $10.4 million in realized losses due to the foreclosure of a commercial mortgage loan, an $8.7 million decrease in the commercial mortgage valuation allowance and a $0.2 million increase in the residential mortgage valuation allowance held by our international operations.

(4)           Derivatives include $54.6 million of net unrealized losses related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities and $81.7 million of net unrealized losses related to mark to market adjustments on derivatives used in fair value hedges of liabilities. Partially offsetting these losses is a gain from mark to market adjustments on derivatives not designated as hedging instruments, with the largest components being $18.8 million of net gains on interest rate swaps and $15.6 million of net gains on index options, with the remainder relating to net gains from other risk management activities.

(5)           Impairments include $7.3 million in realized losses on the investment in a money market mutual fund.  Other gains (losses) primarily include net realized/unrealized losses on certain seed money investments.  Hedging adjustments primarily include net unrealized gains on certain liabilities in fair value hedging relationships.

	For the three months ended September 30, 2007
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(24.3)	$1.3	$105.2	$82.2
Fixed maturity securities, trading	—	3.3	—	3.3
Equity securities (2)	(0.8)	0.1	—	(0.7)
Equity securities, trading	—	(0.3)	—	(0.3)
Mortgage loans on real estate (3)	1.9	—	—	1.9
Derivatives (4)	—	—	(114.8)	(114.8)
Other (5)	—	(1.0)	(59.9)	(60.9)
Total	$(23.2)	$3.4	$(69.5)	$(89.3)

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

(4)           Derivatives include $113.8 million of net unrealized losses related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities and $55.1 million of net unrealized gains related to mark to market adjustments on derivatives used in fair value hedges of liabilities.  The remainder of the net loss resulted primarily from mark to market adjustments on derivatives not designated as hedging instruments, with the largest components being $37.3 million of net losses on credit default swaps and $24.9 million of net losses on interest rate swaps and the remainder relating to net gains from other risk management activities.

(5)            Other gains (losses) include net realized/unrealized gains on certain seed money investments.  Hedging adjustments primarily include net unrealized losses on certain liabilities in fair value hedging relationships.

The following tables present the contributors to net realized/unrealized capital gains and losses for our invested assets for the nine months ended September 30, 2008 and 2007.

	For the nine months ended September 30, 2008
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(253.7)	$16.6	$35.8	$(201.3)
Fixed maturity securities, trading	—	(41.2)	—	(41.2)
Equity securities (2)	(55.3)	1.0	—	(54.3)
Equity securities, trading	—	(19.9)	—	(19.9)
Mortgage loans on real estate (3)	(15.1)	—	—	(15.1)
Derivatives (4)	—	—	(221.8)	(221.8)
Other (5)	(7.3)	(24.6)	117.4	85.5
Total	$(331.4)	$(68.1)	$(68.6)	$(468.1)

(1)           Impairments include $249.6 million of credit impairment write-downs and $6.1 million in realized credit recoveries on the sale of previously impaired assets. Credit losses include $11.5 million in realized losses related to credit triggered sales.

(2)           Impairments include $55.3 million of credit impairment write-downs.

(3)           Impairments include $16.4 million in realized losses due to the foreclosure of commercial mortgage loans, a $1.6 million decrease in the commercial mortgage valuation allowance and a $0.3 million increase in the residential mortgage valuation allowance held by our international operations.

(4)           Derivatives include $57.0 million of net unrealized losses related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities and $138.5 million of net unrealized losses related to mark to market adjustments on derivatives used in fair value hedges of liabilities.  The remainder of the net loss resulted primarily from mark to market adjustments on derivatives not designated as hedging instruments, with the largest components being $68.6 million of net losses on credit default swaps, $32.9 million of net losses on interest rate swaps, $23.7 million of net gains on index options and the remainder relating to net gains from other risk management activities.

(5)           Impairments include $7.3 million in realized losses on the investment in a money market mutual fund.  Other gains (losses) primarily include net realized/unrealized losses on certain seed money investments.  Hedging adjustments primarily include net unrealized gains on certain liabilities in fair value hedging relationships.

	For the nine months ended September 30, 2007
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(52.8)	$15.2	$30.9	$(6.7)
Fixed maturity securities, trading	—	(3.0)	—	(3.0)
Equity securities (2)	0.2	5.3	—	5.5
Equity securities, trading	—	16.2	—	16.2
Mortgage loans on real estate (3)	0.7	—	—	0.7
Derivatives (4)	—	—	(40.4)	(40.4)
Other (5)	—	41.9	(10.5)	31.4
Total	$(51.9)	$75.6	$(20.0)	$3.7

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

(4)           Derivatives include $35.4 million of net unrealized losses related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities and $36.9 million of net unrealized gains related to mark to market adjustments on derivatives used in fair value hedges of liabilities.  The remainder of the net loss resulted primarily from mark to market adjustments on derivatives not designated as hedging instruments, with the largest components being $44.9 million of net losses on credit default swaps and the remainder relating to net gains from other risk management activities.

(5)            Other gains (losses) primarily include a $24.6 million realized gain on the sale of stock of an equity method investment and net realized/unrealized gains on certain seed money investments.  Hedging adjustments primarily include net unrealized losses on certain liabilities in fair value hedging relationships.

U.S. Investment Operations

Of our invested assets, $59.1 billion were held by our U.S. operations.  Our U.S. invested assets are managed by Principal Global Investors, a subsidiary of Principal Life. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to three primary sources of investment risk:

•      credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•      interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves and

•      equity risk, relating to adverse fluctuations in a particular common stock.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of September 30, 2008, there are ten members on the Investment Committee, two of whom are members of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 57% and the debt service coverage ratio at loan inception was 1.8 times as of September 30, 2008.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of September 30, 2008.

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

Overall Composition of U.S. Invested Assets

U.S. invested assets as of September 30, 2008, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the separate accounts.

U.S. Invested Assets

	September 30, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$29,346.6	50%	$29,495.5	49%
Private	13,645.9	23	15,053.2	25
Equity securities	400.0	1	533.5	1
Mortgage loans:
Commercial	11,337.5	19	10,763.5	18
Residential	1,386.9	2	1,337.5	2
Real estate held for sale	118.5	—	82.4	—
Real estate held for investment	768.9	1	777.2	1
Policy loans	867.2	2	853.7	2
Other investments	1,186.7	2	1,391.4	2
Total invested assets	59,058.2	100%	60,287.9	100%
Cash and cash equivalents	2,208.7		1,261.5
Total invested assets and cash	$61,266.9		$61,549.4

Fixed Maturity Securities

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 73% and 74% of total U.S. invested assets as of September 30, 2008, and December 31, 2007, respectively. The fixed maturity securities portfolio was comprised, based on carrying amount, of 68% in publicly traded fixed maturity securities and 32% in privately placed fixed maturity securities as of September 30, 2008, and 66% in publicly traded fixed maturity securities and 34% in privately placed fixed maturity securities as of December 31, 2007. Included in the privately placed category as of September 30, 2008, and December 31, 2007, were $7.2 billion and $8.4 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of September 30, 2008, and December 31, 2007, as shown in the following table:

U.S. Invested Assets
Fixed Maturity Securities by Type of Issuer

	September 30, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. Government and agencies	$564.7	1%	$672.3	1%
States and political subdivisions	2,267.0	5	2,071.5	5
Non-U.S. governments	471.7	1	453.9	1
Corporate — public	18,826.1	44	19,875.2	45
Corporate — private	11,240.6	26	11,813.1	27
Residential pass-through securities	2,246.5	5	1,496.1	3
Commercial mortgage-backed securities	4,878.2	12	4,665.6	10
Residential collateralized mortgage obligations	779.2	2	936.9	2
Asset-backed securities	1,718.5	4	2,564.1	6
Total fixed maturities	$42,992.5	100%	$44,548.7	100%

We held $9,622.4 million of mortgage-backed and ABS as of September 30, 2008, and $9,662.7 million as of December 31, 2007.

We believe that it is desirable to hold residential mortgage-backed pass-through securities due to their credit quality and liquidity as well as portfolio diversification characteristics. Our portfolio is comprised of Government National Mortgage Association, Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) pass-through securities. In addition, our residential collateralized mortgage obligation portfolio offers structural features that allow cash flows to be matched to our liabilities.

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

The international exposure in our U.S. fixed maturity securities totaled $9,197.5 million, or 21% of total fixed maturity securities, as of September 30, 2008, comprised of corporate and foreign government fixed maturity securities. Of the $9,197.5 million as of September 30, 2008, investments totaled $2,692.1 million in the continental European Union, $2,298.2 million in the United Kingdom, $1,015.0 million in Asia, $905.5 million in Australia, $541.0 million in South America, $284.4 million in Mexico and $54.3 million in Japan. The remaining $1,407.0 million is invested in 24 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 20% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of September 30, 2008, our investments in Canada totaled $1,468.3 million.

The following tables present the amortized cost of our top ten exposures including actual counterparty exposure amounts as of September 30, 2008, and December 31, 2007.  The exposure that had been attributed to monoline bond and mortgage insurers from investments we own that are guaranteed by them is no longer included in the evaluation of our top ten exposures.  We are no longer relying on said guarantors and are directly evaluating exposure to these investments.

September 30, 2008
Amortized cost
(in millions)
JP Morgan Chase & Co. (1)	$352.5
Bank of America Corp.	346.6
General Electric Co.	243.1
AT&T Inc.	213.1
American International Group Inc.	192.0
Royal Bank of Scotland Group PLC (1)	166.4
Deutsche Bank AG (1)	159.9
Credit Suisse Group AG	157.9
Berkshire Hathaway Inc.	153.0
Time Warner Inc.	149.7
Total top ten exposures	$2,134.2

(1)                                  Includes actual counterparty exposure.

December 31, 2007
Amortized cost
(in millions)
Bank of America Corp. (1)	$293.1
General Electric Co.	259.6
AT&T Inc.	250.9
American International Group Inc. (1)	228.9
JP Morgan Chase & Co. (1)	202.0
Deutsche Bank AG (1)	185.2
Royal Bank of Scotland Group PLC (1)	184.7
Credit Suisse Group (1)	170.8
Banco Santander SA	170.4
Goldman Sachs Group Inc. (1)	160.6
Total top ten exposures	$2,106.2

(1)                                  Includes actual counterparty exposure.

Our top ten exposures were rated a “BBB” equivalent or better by the rating agencies as of September 30, 2008, and an “A” equivalent or better as of December 31, 2007. As of September 30, 2008, and December 31, 2007, no individual non-government issuer represented more than 1% of U.S. invested assets.

On September 7, 2008, the United States Treasury announced that FNMA and FHLMC had been placed into conservatorship.  As of September 30, 2008, our direct exposure consisted of fixed maturity securities with an amortized cost of $583.4 million and a fair value of $601.6 million and equity securities with an amortized cost and carrying value of $0.6 million.  For the three and nine months ended September 30, 2008, we recorded a $2.4 million and $6.0 million realized/unrealized capital loss on the equity securities, respectively.   We have sold $20.0 million notional of credit default swap protection referencing FNMA and FHLMC debt with a fair value of $0.6 million recorded as a realized/unrealized capital loss.

On September 14, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) declared bankruptcy.  For the three and nine months ended September 30, 2008, we recorded $86.3 million of realized/unrealized capital losses due to impairment of fixed maturity and equity securities.   Our exposure to Lehman Brothers includes fixed maturity securities with an amortized cost of $37.8 million and a carrying value of $15.9 million as of September 30, 2008.  We had credit default swap protection on Lehman Brothers with a notional of $15.0 million and a fair value of $13.1 million recorded as a realized/unrealized capital gain.   We had derivative transactions with Lehman Brothers Special Financing that have been terminated.  At the time of termination, we were in a net payable position on the derivatives and had posted collateral to Lehman which was used to offset our payable, resulting in a net $4.5 million liability as of September 30, 2008.

On September 16, 2008, the United States government took control of American International Group Inc. (“AIG”), which is one of our top ten exposures.  As of September 30, 2008, our exposure to AIG included fixed maturity securities and equity securities with an amortized cost of $207.0 million and a carrying value of $126.1 million.  The fixed maturity securities include $59.4 million of amortized cost and $46.2 million of carrying value of International Lease Finance Corp, $107.5 million of amortized cost and $61.5 million of carrying value of American General Finance Corp, $6.7 million of amortized cost and $1.1 million of carrying value of AIG Life Holdings (US), Inc., $15.0 million of amortized cost and $9.2 million of carrying value of 21st Century Insurance Group, and $3.4 million of amortized cost and $3.6 million of carrying value of American International Specialty Lines Insurance Company.  The equity securities consist of $15.0 million of amortized cost and $4.5 million of carrying value of International Lease Finance Corp.  We have credit default swap protection on International Lease Finance Corp with a notional of $15.0 million and a fair value of $3.3 million recorded as a realized/unrealized capital gain.

On September 25, 2008, the United States Office of Thrift Supervision seized Washington Mutual Savings Bank (“WMSB”) from Washington Mutual, Inc. (“Washington Mutual”), placed WMSB into receivership and sold WMSB to JPMorgan Chase.  On September 26, 2008, Washington Mutual declared bankruptcy.  As of September 30, 2008, our remaining exposure to Washington Mutual fixed maturity securities was written off.  For the three and nine months ended, September 30, 2008, we recorded $65.0 million and $69.7 million of realized/unrealized capital losses, respectively, through sales of fixed maturity securities and the final impairment of remaining fixed maturity securities.

We have exposure to monoline bond and mortgage insurers with an amortized cost of $802.7 million and a carrying amount of $749.5 million as of September 30, 2008.  The $802.7 million includes wrapped guarantees on $706.3 million of underlying municipal bonds, corporate credit or ABS.  Our direct exposure to these insurers was $96.4 million.  Of the $706.3 million in wrapped guarantees, 47% was municipal bonds, of which 99% was investment grade; 37% was investment grade bank perpetual preferred securities; 10% was ABS backed by sub-prime first lien mortgages, of which 83% was investment grade; and 6% was corporate fixed maturities, of which 91% was investment grade.

Valuation techniques for the fixed maturity securities portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Valuations are generally obtained from third-party pricing services and broker quotes when available. For corporate bonds where quoted market prices are not available, a matrix pricing valuation approach is used. Securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions, among others. Internal models specific to the asset class may also be used.  Prices are then reviewed by pricing analysts for reasonableness based on asset class given observable market data. In addition, investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, recent trade activity or internal models. Monthly, all bonds placed on the “watch list” are analyzed by investment analysts or analysts that focus on troubled securities (“Workout Group”).  This group then meets with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of prices.  The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative inputs.

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of September 30, 2008, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 95%.

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

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of September 30, 2008, and December 31, 2007, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets
Fixed Maturity Securities by Credit Quality (1)

		September 30, 2008			December 31, 2007
NAIC rating	Rating agency equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	Aaa/Aa/A	$26,914.2	$24,648.7	57%	$25,635.0	$25,644.1	57%
2	Baa	17,499.0	16,113.0	38	16,661.8	16,742.0	38
3	Ba	2,222.6	1,937.5	5	1,904.7	1,872.1	4
4	B	204.9	172.9	—	179.0	179.4	1
5	Caa and lower	98.1	82.0	—	103.1	99.2	—
6	In or near default	60.2	38.4	—	12.0	11.9	—
	Total fixed maturities	$46,999.0	$42,992.5	100%	$44,495.6	$44,548.7	100%

(1)                                  Includes 48 securities with an amortized cost of $471.5 million, gross gains of $1.8 million, gross losses of $54.3 million and a carrying amount of $419.0 million as of September 30, 2008, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

The following tables present credit quality and year of issuance (“vintage”) for our CMBS and ABS home equity portfolio.  Our ABS home equity portfolio is backed by subprime first lien mortgages.  As of September 30, 2008, based on amortized cost, 89% of our CMBS portfolio had ratings of A or higher and 60% was issued in 2005 or before and 96% of our ABS home equity portfolio had ratings of A or higher and 86% was issued in 2005 or before.

U.S. Invested Assets

Commercial Mortgage-Backed Securities by Rating and Vintage

	September 30, 2008		December 31, 2007
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA	$3,648.4	$3,390.4	$2,818.8	$2,829.6
AA	815.6	631.8	645.3	631.3
A	670.9	467.0	636.4	601.4
BBB	557.9	332.4	569.8	504.8
BB and below	81.5	56.6	84.1	98.5
Total by lowest agency rating	$5,774.3	$4,878.2	$4,754.4	$4,665.6

Vintage
2003 and prior	$1,941.4	$1,850.3	$2,092.9	$2,174.9
2004	601.7	518.3	545.6	523.4
2005	924.4	776.3	716.2	683.4
2006 (1)	565.8	431.4	428.2	389.7
2007 (1)	1,650.1	1,226.8	971.5	894.2
2008	90.9	75.1	—	—
Total by vintage	$5,774.3	$4,878.2	$4,754.4	$4,665.6

(1)                                  As of September 30, 2008, 56% of the 2006 vintage are rated AAA and 12% are rated AA, and 64% of the 2007 vintage are rated AAA and 18% are rated AA.

U.S. Invested Assets
Asset-Backed Securities – Home Equity by Rating and Vintage

	September 30, 2008		December 31, 2007
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA	$351.6	$288.1	$454.4	$434.1
AA	124.6	88.0	105.1	90.9
A	60.8	41.8	31.4	27.4
BBB	3.3	3.0	8.1	4.6
BB and below	18.8	10.2	—	—
Total by lowest agency rating	$559.1	$431.1	$599.0	$557.0

Vintage
2003 and prior	$276.6	$225.4	$307.6	$290.2
2004	93.1	77.7	104.3	100.2
2005	107.4	76.8	107.6	97.6
2006	18.8	12.9	16.3	15.7
2007	63.2	38.3	63.2	53.3
Total by vintage	$559.1	$431.1	$599.0	$557.0

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. As of September 30, 2008, we had invested 4.1% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of September 30, 2008, and December 31, 2007.

U.S. Invested Assets
Corporate Fixed Maturity Securities by Salomon Industry

	September 30, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Industry class
Finance — Bank	$3,484.3	12%	$4,125.7	13%
Finance — Insurance	2,866.4	10	3,147.8	10
Finance — Other	4,064.9	14	4,770.1	15
Industrial — Consumer	1,346.4	4	1,241.3	4
Industrial — Energy	3,043.3	10	3,143.0	10
Industrial — Manufacturing	5,795.8	19	5,638.7	18
Industrial — Other	144.8	—	171.4	1
Industrial — Service	4,268.1	14	4,432.1	14
Industrial — Transport	991.0	3	1,020.1	3
Utility — Electric	2,557.7	9	2,325.5	7
Utility — Other	41.6	—	46.5	—
Utility — Telecom	1,462.4	5	1,626.1	5
Total	$30,066.7	100%	$31,688.3	100%

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

The net realized loss relating to other than temporary credit impairments of fixed maturity securities was $243.5 million for the nine months ended September 30, 2008.

For the nine months ended September 30, 2008, we realized $12.7 million of gross losses upon disposal of bonds excluding hedging adjustments. Included in this $12.7 million is $11.5 million related to sales of thirteen names that experienced credit deterioration during the period. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of deterioration in the issuer’s creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities.  Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of September 30, 2008, and December 31, 2007.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	September 30, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Bank	$4,247.6	$6.3	$769.6	$3,484.3
Finance — Insurance	3,230.6	28.1	392.3	2,866.4
Finance — Other	4,485.2	59.3	479.6	4,064.9
Industrial — Consumer	1,401.0	11.8	66.4	1,346.4
Industrial — Energy	3,174.4	36.7	167.8	3,043.3
Industrial — Manufacturing	6,131.0	42.3	377.5	5,795.8
Industrial — Other	149.7	0.3	5.2	144.8
Industrial — Service	4,475.4	34.7	242.0	4,268.1
Industrial — Transport	1,043.6	15.4	68.0	991.0
Utility — Electric	2,643.6	31.6	117.5	2,557.7
Utility — Other	39.5	2.1	—	41.6
Utility — Telecom	1,548.3	13.5	99.4	1,462.4
Total corporate securities	32,569.9	282.1	2,785.3	30,066.7

Residential pass-through securities	1,629.3	19.2	10.9	1,637.6
Commercial mortgage-backed securities	5,774.3	17.6	913.7	4,878.2
Residential collateralized mortgage obligations (1)	896.8	0.3	117.9	779.2
Asset-backed securities — Home equity (2)	559.1	—	128.0	431.1
Asset-backed securities — All other	817.5	2.3	63.7	756.1
Collateralized debt obligations — Credit	226.3	—	98.5	127.8
Collateralized debt obligations — CMBS	315.9	—	143.9	172.0
Collateralized debt obligations — Loans	93.1	—	27.5	65.6
Collateralized debt obligations — ABS (3)	101.5	0.4	36.2	65.7
Total mortgage-backed and other asset-backed securities	10,413.8	39.8	1,540.3	8,913.3

U.S. Government and agencies	549.2	18.5	3.0	564.7
States and political subdivisions	2,145.2	19.7	59.5	2,105.4
Non-U.S. governments	450.2	29.5	8.0	471.7
Total fixed maturity securities, available-for-sale	$46,128.3	$389.6	$4,396.1	$42,121.8

(1)

Includes exposure to Alt-a mortgage loans with an amortized cost of $72.8 million, gross unrealized losses of $17.9 million and a carrying amount of $54.9 million. The Alt-a portfolio has a weighted average rating of AA+ and 56% are 2005 and prior vintages.

(2)	This exposure is all related to sub-prime mortgage loans.

(3)

Includes exposure to sub-prime mortgage loans with an amortized cost of $67.9 million, gross unrealized gains of $0.4 million, gross unrealized losses of $33.0 million and a carrying amount of $35.3 million.

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

The credit disruption in the market that began in the last half of 2007 from concerns in the sub-prime markets, and continued into 2008 with concerns in the leveraged finance markets, has led to reduced liquidity and wider credit spreads.  These credit concerns led to a widespread forced selling into a very thinly traded market which strained market liquidity.  This market disruption impacted valuations and we have seen an increase in unrealized losses in our securities portfolio. The losses were more pronounced in the Finance sectors and in structured products such as collateralized debt obligations (CDO), ABS and CMBS. The decline in value in large part reflects the illiquid markets.  Future changes in the fair value of these securities will be dependent on the return of market liquidity and changes in general market conditions including interest rates and credit spread movements.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms, the expectation that they will continue to do so given the evaluation of the fundamentals of the issuers’

financial condition and other objective evidence and management’s intent and ability to hold these securities to recovery, we believe the prices of the securities in the sectors were temporarily depressed.

The total unrealized losses on our fixed maturity securities available-for-sale were $4,396.1 million and $1,168.2 million as of September 30, 2008, and December 31, 2007, respectively. Of the $4,396.1 million in gross unrealized losses as of September 30, 2008, there were $30.6 million in losses attributed to securities scheduled to mature in one year or less, $468.8 million attributed to securities scheduled to mature between one to five years, $969.0 million attributed to securities scheduled to mature between five to ten years, $1,387.4 million attributed to securities scheduled to mature after ten years and $1,540.3 million related to mortgage-backed and other ABS that are not classified by maturity year. The gross unrealized losses as of September 30, 2008, were concentrated primarily in the Commercial mortgage-backed securities, Finance — Bank, Finance — Other, Finance — Insurance, Industrial — Manufacturing and Industrial — Service sectors. The gross unrealized losses as of December 31, 2007, were concentrated primarily in the Commercial mortgage-backed securities, Finance — Bank, Finance — Other, Collateralized debt obligations — Credit and Industrial — Manufacturing sectors.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of September 30, 2008, and December 31, 2007.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	September 30, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$29,719.9	$234.6	$2,427.9	$27,526.6
Private	13,822.6	140.4	1,598.6	12,364.4
Below investment grade:
Public	1,182.0	8.6	163.0	1,027.6
Private	1,403.8	6.0	206.6	1,203.2
Total fixed maturity securities, available-for-sale	$46,128.33	$389.6	$4,396.1	$42,121.8

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$27,966.9	$752.8	$577.5	$28,142.2
Private	14,027.8	410.3	496.3	13,941.8
Below investment grade:
Public	1,149.9	27.4	63.8	1,113.5
Private	1,048.9	30.8	30.6	1,049.1
Total fixed maturity securities, available-for-sale	$44,193.5	$1,221.3	$1,168.2	$44,246.6

The following tables present our investment grade fixed maturity securities available-for-sale and the associated gross unrealized losses as of September 30, 2008, and December 31, 2007.

U.S. Invested Assets
Unrealized Losses on Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	September 30, 2008
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$6,113.0	$277.9	$2,226.4	$109.1	$8,339.4	$387.0
Greater than three to six months	4,139.1	329.6	1,757.4	111.1	5,896.5	440.7
Greater than six to nine months	3,001.1	336.8	1,454.4	200.7	4,455.5	537.5
Greater than nine to twelve months	1,304.6	311.1	850.0	180.1	2,154.6	491.2
Greater than twelve to twenty-four months	2,950.4	769.9	2,216.3	790.0	5,166.7	1,559.9
Greater than twenty-four to thirty-six months	1,150.7	169.1	354.3	82.5	1,505.0	251.6
Greater than thirty-six months	1,369.8	233.5	725.9	125.1	2,095.7	358.6
Total fixed maturities, available-for-sale	$20,028.7	$2,427.9	$9,584.7	$1,598.6	$29,613.4	$4,026.5

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

The following tables present our below investment grade fixed maturity securities available-for-sale and the associated gross unrealized losses as of September 30, 2008, and December 31, 2007.

U.S. Invested Assets
Unrealized Losses on Below Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	September 30, 2008
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$117.9	$4.0	$285.2	$23.4	$403.1	$27.4
Greater than three to six months	148.8	13.9	178.7	19.3	327.5	33.2
Greater than six to nine months	158.8	27.9	92.8	29.3	251.6	57.2
Greater than nine to twelve months	42.8	17.2	171.3	29.4	214.1	46.6
Greater than twelve to twenty-four months	245.8	70.0	221.8	78.7	467.6	148.7
Greater than twenty-four to thirty-six months	54.1	14.2	36.4	19.0	90.5	33.2
Greater than thirty-six months	97.9	15.8	65.2	7.5	163.1	23.3
Total fixed maturities, available-for-sale	$866.1	$163.0	$1,051.4	$206.6	$1,917.5	$369.6

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

Of total gross unrealized losses as of September 30, 2008, and December 31, 2007, $4,026.5 million and $1,073.8 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $369.6 million and $94.4 million as of September 30, 2008, and December 31, 2007, respectively.

The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of September 30, 2008, and December 31, 2007.

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities
Fair Value 80% or Less of Amortized Cost
Available-for-Sale by Aging Category

	September 30, 2008
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$50.8	$36.5	$2,317.7	$976.9	$2,368.5	$1,013.4
Greater than three to six months	—	—	476.8	286.9	476.8	286.9
Greater than six to nine months	14.3	24.8	832.6	612.6	846.9	637.4
Greater than nine to twelve months	6.8	3.2	155.5	234.8	162.3	238.0
Greater than twelve months	—	—	64.5	94.1	64.5	94.1
Total fixed maturity securities, available-for-sale	$71.9	$64.5	$3,847.1	$2,205.3	$3,919.0	$2,269.8

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

Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $2,269.8 million as of September 30, 2008, and $321.4 million as of December 31, 2007. The gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” were $64.5 million as of September 30, 2008. There were no gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” as of December 31, 2007.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	September 30, 2008	December 31, 2007
	($ in millions)
Total fixed maturity securities (public and private)	$42,992.5	$44,548.7
Problem fixed maturity securities	$107.3	$13.1
Potential problem fixed maturity securities	69.4	29.2
Restructured fixed maturity securities	4.0	5.9
Total problem, potential problem and restructured fixed maturity securities	$180.7	$48.2
Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	.42%	.11%

Mortgage Loans

Mortgage loans consist primarily of commercial mortgage loans on real estate. The carrying amount of our commercial mortgage loan portfolio was $11,337.5 million as of September 30, 2008, and $10,763.5 million as of December 31, 2007. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

Our general account commercial mortgage loan portfolio primarily consists of non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised of general-purpose industrial properties, manufacturing office properties and credit oriented retail properties. In addition, we have a $288.0 million short-term high rate portfolio of mortgages held by the spread business within the Global Asset Management segment.

Credit extensions in the state of California accounted for 20% of our commercial mortgage loan portfolio as of September 30, 2008. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of September 30, 2008, 31% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 1,240 as of September 30, 2008, and 1,254 as of December 31, 2007. The average loan size of our commercial mortgage portfolio was $9.2 million as of September 30, 2008.

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

The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $31.5 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral and changes in the economic environment in general. The valuation allowance for PFG decreased by $3.2 million for the nine months ended September 30, 2008, and increased by $10.6 million for the year ended December 31, 2007.  The decrease for September 30, 2008 is primarily related to the release of specific reserves of $15.9 million on certain problem loans that have been foreclosed on and moved to equity real estate compared to additional specific reserves taken of $13.3 million.  The increase for December 31, 2007 is primarily related to specific reserves taken on certain problem loans of $10.0 million.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets
Commercial Mortgage Valuation Allowance

	September 30, 2008	December 31, 2007
	($ in millions)
Beginning balance	$42.8	$32.2
Provision	12.7	10.8
Release	(15.9)	(0.2)
Ending balance	$39.6	$42.8
Valuation allowance as % of carrying value before reserves	.35%	.40%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets

Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	September 30, 2008	December 31, 2007
	($ in millions)
Total commercial mortgages	$11,337.5	$10,763.5
Problem commercial mortgages (1)	$29.0	$35.8
Potential problem commercial mortgages (2)	53.0	14.5
Restructured commercial mortgages (3)	26.8	14.8
Total problem, potential problem and restructured commercial mortgages	$108.8	$65.1
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	.96%	.60%

(1)                                  Includes three mortgages held within the Global Asset Management segment. Two of these loans totaling $21.0 million were in foreclosure as of September 30, 2008 and one mortgage loan totaling $13.0 million was in foreclosure as of December 31, 2007. None of the loans in foreclosure as of September 30, 2008, were in foreclosure as of December 31, 2007.

(2)                                  Potential problem commercial mortgages include $35.7 million in mortgages held by the Global Asset Management segment at September 30, 2008, and $14.5 million at December 31, 2007.

(3)                                  Includes one mortgage loan held within the Global Asset Management segment totaling $26.8 million at September 30, 2008, and $8.1 million at December 31, 2007.

Equity Real Estate

We hold commercial equity real estate as part of our investment portfolio. As of September 30, 2008, and December 31, 2007, the carrying amount of equity real estate investment was $887.4 million and $859.6 million, respectively, or 1% of U.S. invested assets. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $768.9 million as of September 30, 2008, and $777.2 million as of December 31, 2007. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in our consolidated results of operations. For the nine months ended September 30, 2008, and for the year ended December 31, 2007, there were no such impairment adjustments.

The carrying amount of real estate held for sale was $118.5 million and $82.4 million as of September 30, 2008, and December 31, 2007, respectively.  There were no valuation allowances for September 30, 2008, or December 31, 2007.  Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of September 30, 2008. By property type, there is a concentration in office, retail, and industrial site buildings that represented approximately 75% of the equity real estate portfolio as of September 30, 2008.

Other Investments

Our other investments totaled $1,186.7 million as of September 30, 2008, compared to $1,391.4 million as of December 31, 2007. Derivatives accounted for $891.2 million in other investments as of September 30, 2008. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $4.0 billion were held by our International Asset Management and Accumulation segment as of September 30, 2008.  Our international investment operations consist of the investments of Principal International. Principal Global Investors advises each Principal International affiliate on investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of September 30, 2008, and December 31, 2007, were fixed maturity securities, other investments and residential mortgage loans.  The following discussion analyzes the composition of general account assets, but excludes invested assets of the separate accounts.

International Invested Assets

	September 30, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$2,611.8	65%	$2,719.5	67%
Equity securities	51.0	1	52.7	1
Mortgage loans:
Residential	544.4	14	558.6	14
Real estate	4.1	—	2.9	—
Policy loans	16.5	—	16.2	—
Other investments	794.7	20	727.2	18
Total invested assets	4,022.5	100%	4,077.1	100%
Cash and cash equivalents	60.3		82.9
Total invested assets and cash	$4,082.8		$4,160.0

Our other investments totaled $794.7 million as of September 30, 2008, compared to $727.2 million as of December 31, 2007.  Investments in equity method subsidiaries and direct financing leases accounted for $489.3 million and $294.5 million, respectively, of other investments as of September 30, 2008.  Investments in equity method subsidiaries and direct financing leases accounted for $455.6 million and $256.3 million, respectively, of other investments as of December 31, 2007. The remaining invested assets as of September 30, 2008, and December 31, 2007, are primarily related to derivatives and seed money.

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

As of September 30, 2008, the difference between the asset and liability durations on our primary duration-managed portfolio was +0.19. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $32,836.1 million as of September 30, 2008.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of September 30, 2008, the difference between the asset and liability durations on these portfolios was +0.13. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities.  We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $19,506.1 million as of September 30, 2008.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,604.7 million as of September 30, 2008.

Using the assumptions and data in effect as of September 30, 2008, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $88.0 million. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	September 30, 2008
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$32,836.1	3.33	0.19	$(62.4)
Duration-monitored	19,506.1	4.46	0.13	(25.6)
Non duration-managed	4,604.7	9.72	N/A	N/A
Total	$56,946.9			$(88.0)

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

Debt Issued and Outstanding.  As of September 30, 2008, the aggregate fair value of long-term debt was $1,280.4 million. A 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $77.6 million. Debt is not recorded at fair value on the statement of financial position.

	September 30, 2008
	Fair value (no accrued interest)
	-100 basis point change	No change	+100 basis point change
	(in millions)
8.2% notes payable, due 2009	$475.5	$471.6	$467.7
3.31% notes payable, due 2011	59.9	58.2	56.5
3.63% notes payable, due 2011	31.0	30.1	29.3
6.05% notes payable, due 2036	532.9	471.6	421.0
8% surplus notes payable, due 2044	120.3	111.6	102.7
Non-recourse mortgages and notes payable	116.7	115.6	114.6
Other mortgages and notes payable	21.7	21.7	21.7
Total long-term debt	$1,358.0	$1,280.4	$1,213.5

Use of Derivatives to Manage Interest Rate Risk.  We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, swaptions, futures, treasury lock agreements and options. We use interest rate swaps and futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We have also used these instruments to hedge the interest rate exposure in our CMBS operations within Principal Commercial Funding II, an equity method investment. Occasionally, we will sell a callable investment-type agreement and will use written interest rate swaptions to transform the callable liability into a fixed term liability.

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

We estimate that as of September 30, 2008, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts. However, an immediate 10% unfavorable change in foreign currency exchange rates would have a corresponding unfavorable impact when translating local operating results into our consolidated financial statements.  The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

Use of Derivatives to Manage Foreign Currency Risk.  The foreign currency risk on funding agreements and fixed maturity securities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of September 30, 2008, was $4,348.3 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of September 30, 2008, was $2,042.1 million.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so and in these cases we use foreign exchange derivatives to economically hedge the resulting risks. As of September 30, 2008, our operations in Chile had currency swaps with a notional amount of $24.1 million that are used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $52.4 million in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. Currently, there are no outstanding net equity investment hedges.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of September 30, 2008, the fair value of our equity securities was $451.0 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $45.1 million. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.  We estimate that an immediate 10% drop in the Standard & Poors index, followed by a 2% per quarter increase, would reduce our annual operating earnings by approximately 4% - 6%.

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

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $499.0 million at September 30, 2008. We also utilized credit default swaps with a notional amount of $30.0 million at September 30, 2008, to economically hedge spread risk in our portfolio. We have credit exposure through credit default swaps with a notional amount of $200.0 million as of September 30, 2008, by investing $200.0 million in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $1,219.9 million as of September 30, 2008.

Derivative Summary

Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the statement of financial position. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of September 30, 2008, and December 31, 2007.

Derivative Financial Instruments — Notional Amounts

	September 30, 2008		December 31, 2007
	Notional amount	% of total	Notional amount	% of total
	($ in millions)
Interest rate swaps	$22,356.1	64%	$18,627.3	62%
Foreign currency swaps	6,414.5	18	6,349.2	21
Embedded derivative financial instruments	2,399.9	7	2,088.9	7
Credit default swaps	1,948.9	6	1,134.8	4
Currency forwards	702.9	2	361.9	1
Options	701.4	2	572.0	2
Swaptions	148.8	1	488.8	2
Futures	97.3	—	57.7	—
Commodity swaps	40.0	—	40.0	—
Treasury lock agreements	—	—	150.0	1
Total	$34,809.8	100%	$29,870.6	100%

Derivative Financial Instruments — Credit Exposures

	September 30, 2008		December 31, 2007
	Credit exposure	% of total	Credit exposure	% of total
	($ in millions)
Foreign currency swaps	$472.9	47%	$805.5	69%
Interest rate swaps	359.2	35	286.0	24
Options	100.3	10	64.4	5
Credit default swaps	72.4	7	5.6	1
Currency forwards	12.3	1	6.2	1
Commodity swaps	—	—	0.3	—
Total credit exposure	1,017.1	100%	1,168.0	100%
Less: Collateral received	(278.2)		(326.5)
Total	$738.9		$841.5

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	September 30, 2008
				Fair value (no accrued interest)
	Notional amount	Weighted average term (years)		-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$22,356.1	6.03	(1)	$(158.5)	$(58.2)	$24.0
Swaptions	148.8	10.92	(2)	(0.7)	(13.6)	(24.2)
Futures	39.1	0.22	(3)	(4.2)	(0.7)	2.7
Total	$22,544.0			$(163.4)	$(72.5)	$2.5

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2008, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 5, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 1A. Risk Factors

This section provides an overview of the risks that may impact our performance in the future.  In light of the recent turmoil and volatility in the financial markets, we have completed a comprehensive review of our risk factors.  This section supersedes in their entirety the risks described under Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2007, filed with the SEC.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels and the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. For example, recently credit spreads have widened considerably. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. For additional information regarding our exposure to interest rate risk and the impact of a downgrade in our financial strength ratings, see “—Changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net investment income can vary from period-to-period” and “—A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition.”  In the event our current internal sources of liquidity do not satisfy our needs, we may have to seek additional financing and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreased due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; fund redemption requests on insurance or other financial products; generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, utilize available internal resources or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility and liquidity.

For further discussion on liquidity risk management, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world.  The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008. Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S., inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade; the U.S. and international credit and interbank money markets, generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. These events and the continuing market upheavals may have an adverse effect on the value of our investment portfolio. Our AUM and revenues may decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Domestic and international equity markets have also been experiencing severe declines and heightened volatility.  Because the revenues of our asset management business are, to a large extent, based on the value of AUM, a decline in domestic and global equity markets will decrease our revenues.  Turmoil in these markets could lead investors to withdraw from these markets, decrease their rates of investment or refrain from making new investments which may reduce our net income, revenues and AUM.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition participants within the retirement plans we administer may elect to reduce or stop their payroll deferrals to these plans, which would reduce AUM and revenues.  Adverse changes in the economy could affect net income negatively and could have a material adverse effect on our business, results of operations and financial condition.

There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crisis affecting the financial markets, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, make equity investments in certain financial institutions and purchase mortgage-backed and other securities from financial institutions for an aggregate amount of up to $700.0 billion. On October 14, 2008, the U.S. Treasury announced that the U.S. government would acquire up to a total of $250.0 billion of equity stakes in financial institutions throughout the U.S., including preferred shares of nine of the largest financial institutions in the U.S.

In addition, on October 7, 2008, the Federal Reserve announced that it would buy U.S. commercial paper through a special funding facility designed to provide liquidity to short-term-funding markets and backstop U.S. issuers of commercial paper. The facility will buy unsecured and asset-backed three-month commercial paper directly from eligible issuers and the U.S. Federal Reserve will lend funds to the funding vehicle at the target federal funds rate. The Federal Reserve began purchasing U.S. commercial paper under this program on October 27, 2008. PFS has been granted approval to participate in the commercial paper program.

The federal government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis, including future investments in other financial institutions. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock. As details emerge, we are evaluating our options and considering a strategy to utilize these additional sources of liquidity and capital flexibility.

Our participation in a securities lending program subjects us to potential liquidity and other risks.

We participate in a securities lending program for our general account whereby primarily fixed income securities are loaned by us to third parties, primarily major brokerage firms and commercial banks. The borrowers of our securities provide us with collateral, typically in cash, which we separately maintain. We invest such cash collateral in other securities, primarily U.S. Treasuries, U.S. government agency securities, U.S. government agency collateralized repurchase agreements and government money market funds. Securities with an estimated fair value of $387.5 million and $608.9 million were on loan under the program at September 30, 2008, and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. We were liable for cash collateral under our control of $398.8 million and $622.7 million at September 30, 2008, and December 31, 2007, respectively.

As of September 30, 2008, $387.5 million of the securities on loan under the program could be returned to us by the borrowers at any time. Returns of loaned securities would require us to return the cash collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash received from the third parties) may exceed the term of the related securities loan and the market value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, such as those conditions we have experienced recently, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

If we decrease the amount of our securities lending activities over time, the amount of income generated by these activities will also likely decline.

Changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net investment income can vary from period-to-period.

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate values, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our life insurance businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our life insurance businesses, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset and liability duration mismatches.

Our investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, offset by lower rates of return on funds reinvested. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

Our exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit-based derivatives that do not qualify or have not been designated for hedge accounting where we assume credit exposure, and, if issuer credit spreads increase as a result of fundamental credit deterioration, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. In addition, market volatility has made it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our consolidated results of operations or financial condition. Recent credit spreads on both corporate and structured securities have widened, resulting in continuing depressed pricing. Continuing challenges include continued weakness in the U.S. residential real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could continue to have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income.

An increase in defaults on our fixed maturity securities portfolio may reduce our profitability.

We are subject to the risk that the issuers of the fixed maturity securities we own will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of September 30, 2008, our U.S. investment operations held $43.0 billion of fixed maturity securities, or 73% of total U.S. invested assets, of which approximately 5.2% were below investment grade, including $180.7 million, or 0.42% of our total fixed maturity securities which we classified as either “problem,” “potential problem,” or “restructured.”  See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturity Securities.” As of September 30, 2008, the international investment operations of our fully consolidated subsidiaries held $2.6 billion, or 65%, of total international invested assets in fixed maturity securities, of which 19% are government bonds.  Some non-government bonds have been rated on the basis of the issuer’s country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations.” An increase in defaults on our fixed maturity securities portfolio could harm our financial strength and reduce our profitability.

An increased rate of delinquency and defaults on our commercial mortgage loans, especially those with balloon payments, may adversely affect our profitability.

Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $11.3 billion represented 18% of our total invested assets as of September 30, 2008. As of September 30, 2008, loans that were in the process of foreclosure totaled $21.0 million, or 0.2% of our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

As of September 30, 2008, approximately $9.5 billion, or 84%, of our commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with larger dollar amounts of payments becoming due in the later years of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with standard repayment schedules. Since most of the principal is being repaid at maturity, the amount of loss on a default is generally greater than on other commercial mortgage loans. An increase in defaults on such loans as a result of the foregoing factors could harm our financial strength and reduce our net income.

We may have difficulty selling our privately placed fixed maturity securities, commercial mortgage loans and real estate investments because they are less liquid than our publicly traded fixed maturity securities and because they have been experiencing significant market valuation fluctuations.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, commercial mortgage loans and real estate investments. These asset classes represented approximately 41% of the value of our invested assets as of September 30, 2008. Even some of our very high quality assets have been more illiquid as a result of the recent challenging market conditions.

If we require significant amounts of cash on short notice, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.

The impairment of other financial institutions could adversely affect us.

We use derivative instruments to hedge various risks we face in our businesses. See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk.” We enter into a variety of derivative instruments, including interest rate swaps, swaptions, futures, currency swaps, currency forwards, credit default swaps, treasury lock agreements, commodity swaps and options, with a number of counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. If our counterparties fail to honor their obligations under the derivative instruments, we will have failed to effectively hedge the related risk.  In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. We also have exposure to these financial institutions in the form of unsecured debt instruments and equity investments.  Such losses or impairments to the carrying value of these assets may materially and adversely affect our business and results of operations.

Our requirements to post collateral or make payments related to declines in market value of specified assets may adversely affect our liquidity and expose us to counterparty credit risk.

Many of our derivative transactions with financial and other institutions specify the circumstances under which the parties are required to post collateral. The amount of collateral we may be required to post under these agreements may increase under certain circumstances, which could adversely affect our liquidity. In addition, under the terms of some of our transactions we may be required to make payment to our counterparties related to any decline in the market value of the specified assets. Such payments could have an adverse effect on our liquidity. Furthermore, with respect to any such payments, we will have unsecured risk to the counterparty as these amounts are not required to be segregated from the counterparty’s other funds, are not held in a third-party custodial account, and are not required to be paid to us by the counterparty until the termination of the transaction.

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

Credit extensions in the state of California accounted for 20%, or $2.2 billion, of our commercial mortgage loan portfolio as of September 30, 2008. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, such as earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California deteriorate or catastrophes occur, we may experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California in the future, which may harm our financial strength and reduce our profitability.

Our valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturity securities, equity securities, and short-term investments which are reported at fair value on the consolidated balance sheet represented the majority of our total cash and invested assets. SFAS 157 establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The level in the fair value hierarchy is based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.

•      Level 1:  Fair values are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•      Level 2:  Fair values are based on inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.

•      Level 3:  Fair values are based on at least one significant unobservable input for the asset or liability.

At September 30, 2008, approximately 34%, 59% and 7% of our assets and liabilities reported at fair value represented Level 1, Level 2 and Level 3, respectively. Our Level 1 assets and liabilities primarily include exchange traded equity securities, mutual funds and U.S. Treasury bonds. Our Level 2 assets and liabilities primarily include fixed maturity securities (including public and private bonds), equity securities, over-the-counter derivatives and other investments for which public quotations are not available but that are priced by third-party pricing services or determined through the use of valuation models or methodologies, including matrix pricing, using substantially all observable inputs. Our Level 3 assets and liabilities include certain fixed maturity securities, private equity securities, complex derivatives and embedded derivatives. Level 3 securities contain unobservable market inputs and as a result considerable judgment may be used in determining the fair values. These fair values are generally obtained through the use of valuation models or methodologies using significant unobservable inputs or broker quotes. Prices provided by independent pricing services or independent broker quotes that are used in the determination of fair value can vary for a particular security.

For additional information on our valuation methodology, see Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Fair Value Measurement.”

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example collateralized mortgage obligations and collateralized debt obligations, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.

The determination of the amount of allowances and impairments vary by investment type and is based upon our monthly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. For further information regarding our impairment methodology, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations —Fixed Maturity Securities.”

Gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity securities that are classified as available for sale (“AFS”) are reported on the balance sheet at fair value.  Unrealized gains or losses on AFS securities are recognized as a component of equity and are, therefore, excluded from net income. Our gross unrealized losses on fixed maturity securities at September 30, 2008, were $4.4 billion pre-tax and the component of gross unrealized losses for securities trading down 20% or more for six months or more was approximately $969.5 million pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value is determined to be other than temporary (referred to as an other-than-temporary impairment). Realized losses or impairments may have a material adverse impact on our net income in a particular quarter or annual period.

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

Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish financial strength ratings on U.S. life insurance companies that are indicators of an insurance company’s ability to meet contractholder and policyholder obligations.  NRSROs also assign credit ratings on non-life insurance entities, such as Principal Financial Group, Inc. and Principal Financial Services, Inc. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner, and are important factors in overall funding profile and ability to access external capital.

Ratings are important factors in establishing the competitive position of insurance companies and maintaining public confidence in products being offered. A ratings downgrade, or the potential for such a downgrade, could, among other things:

•    materially increase the number of surrenders for all or a portion of the net cash values by the owners of policies, contracts, general account guaranteed investment contracts and funding agreements we have issued, and materially increase the number of withdrawals by policyholders of cash values from their policies;

•    result in the termination of our relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services;

•    reduce new sales, particularly with respect to general account guaranteed investment contracts and funding agreements purchased by pension plans and other institutions;

•    cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations and

•    increase our cost of capital and limit our access to the capital markets.

Any of these consequences could adversely affect our profitability and financial condition.

In the last two months, each of A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service, and Standard & Poor’s has revised its outlook for the U.S. life insurance industry to negative from stable.  Of the many issues cited, the negative outlook is primarily based on expectations for higher-than-normal credit losses, negative impact of the volatile equity market on earnings, and reduced financial flexibility.

These outlook revisions signal increased review of U.S. life insurance companies by A.M. Best Company, Inc., Fitch Ratings, Ltd., Moody’s Investors Service, and Standard & Poor’s.  As a result, it is possible that there will be changes in the benchmarks for capital, liquidity, earnings and other factors used by these NRSROs that are critical to a ratings assignment at a particular rating level.   If any such changes are made, it is possible that such changes could have an impact on the ratings of U.S. life insurance companies, including ours, which could adversely impact our profitability and financial condition.

Our efforts to reduce the impact of interest rate changes on our profitability and retained earnings may not be effective.

We attempt to significantly reduce the impact of changes in interest rates on the profitability and retained earnings of our asset accumulation and life and health insurance operations. We accomplish this reduction primarily by managing the duration of our assets relative to the duration of our liabilities. During a period of rising interest rates, policy surrenders, withdrawals and requests for policy loans may increase as customers seek to achieve higher returns. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to such surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. Liquidations may result in capital losses, particularly in periods of volatile interest rates and credit spreads. Because volatile interest rates and credit spreads often make it more difficult to sell certain fixed income securities, there is also a risk that we will find it difficult to raise the cash necessary to fund a very large amount of withdrawal activity. An increase in policy surrenders and withdrawals may also require us to accelerate amortization of DPAC relating to these contracts, which would further reduce our profitability.

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

For further discussion on interest rate risk management, see Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

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

Our international businesses face political, legal, operational and other risks that we do not face in our operations in the U.S. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Some of our international businesses are, and are likely to continue to be, in emerging or potentially volatile markets. In addition, we rely on local staff, including local sales forces, in these countries where there is a risk that we may encounter labor problems with local staff, especially in countries where workers’ associations and trade unions are strong. If our business model is not successful in a particular country, we may lose all or most of our investment in that country.

We may face losses if our actual experience differs significantly from our pricing and reserving assumptions.

Our profitability depends significantly upon the extent to which our actual claims experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The premiums that we charge and the liabilities that we hold for future policy benefits are based on assumptions concerning a number of factors, including the amount of premiums that we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, expenses and persistency, which is the measurement of the percentage of insurance policies remaining in force from year to year, as measured by premiums. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities. As a result, we may experience volatility in the level of our profitability and our reserves from period-to-period, particularly for our health and disability insurance products. To the extent that actual claims experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.

For example, if mortality rates are higher than our pricing assumptions, we will be required to make greater claims payments on our life insurance policies than we had projected. However, this risk is partially offset by our payout annuity business, where an increase in mortality rates will result in a decrease in benefit payments. Our operating earnings may also be adversely impacted by an increase in morbidity rates.

For additional information on our insurance reserves, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Insurance Reserves” in our Annual Report in Form 10-K for the year ended December 31, 2007.

Our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life.

We are an insurance holding company whose assets include all of the outstanding shares of the common stock of Principal Life and other subsidiaries. Our ability to pay dividends to our stockholders and meet our obligations, including paying operating expenses and any debt service, depends upon the receipt of dividends from Principal Life. Iowa insurance laws impose limitations on the ability of Principal Life to pay dividends to us. Any inability of Principal Life to pay dividends to us in the future may cause us to be unable to pay dividends to our stockholders and meet our other obligations. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of regulatory restrictions on Principal Life’s ability to pay us dividends.

The pattern of amortizing our DPAC and other actuarial balances on our investment contract, participating life insurance and universal life-type products may change, impacting both the level of the asset and the timing of our net income.

Amortization of the DPAC asset depends on the actual and expected profits generated by the lines of business that incurred the expenses. Expected profits are dependent on assumptions regarding a number of factors including investment returns, benefit payments, expenses, mortality and policy lapse. Due to the uncertainty associated with establishing these assumptions, we cannot, with precision, determine the exact pattern of profit emergence. As a result, amortization of DPAC will vary from period-to-period. To the extent that actual experience emerges less favorably than expected, or our expectation for future profits decreases, the DPAC asset may be reduced, reducing our profitability in the current period.

For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates — Deferred Policy Acquisition Costs and Other Actuarial Balances” in our Annual Report in Form 10-K for the year ended December 31, 2007.

We may need to fund deficiencies in our Closed Block assets.

In connection with its conversion in 1998 into a stock life insurance company, Principal Life established an accounting mechanism, known as a “Closed Block” for the benefit of participating ordinary life insurance policies that had a dividend scale in force on July 1, 1998. Dividend scales are the actuarial formulas used by life insurance companies to determine amounts payable as dividends on participating policies based on experience factors relating to, among other things, investment results, mortality, lapse rates, expenses, premium taxes and policy loan interest and utilization rates. The Closed Block was designed to provide reasonable assurance to policyholders included in the Closed Block that, after the conversion, assets would be available to maintain the aggregate dividend scales in effect for 1997 if the experience underlying such scales were to continue.

We allocated assets to the Closed Block as of July 1, 1998, in an amount such that we expected their cash flows, together with anticipated revenues from the policies in the Closed Block, to be sufficient to support the Closed Block business, including payment of claims, expenses, charges and taxes and to provide for the continuation of aggregate dividend scales in accordance with the 1997 policy dividend scales if the experience underlying such scales continued, and to allow for appropriate adjustments in such scales if the experience changed. We bear the costs of expenses associated with Closed Block policies and, accordingly, these costs were not funded as part of the assets allocated to the Closed Block. Any increase in such costs in the future will be borne by us. As of September 30, 2008, Closed Block assets and liabilities were $4,574.1 million and $5,745.0 million, respectively.

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

The Closed Block assets, cash flows generated by the Closed Block assets and anticipated revenues from policies in the Closed Block will benefit only the holders of those policies. In addition, to the extent that these amounts are greater than the amounts estimated at the time we funded the Closed Block, dividends payable in respect of the policies included in the Closed Block may be greater than they would have been in the absence of a Closed Block. Any excess net income will be available for distribution over time to Closed Block policyholders but will not be available to our stockholders.

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

We cede material amounts of insurance to other insurance companies through reinsurance. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” in our Annual Report in Form 10-K for the year ended December 31, 2007. However, we remain liable to the policyholder, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations, we will be forced to cover the claims on the reinsured policies. In addition, a reinsurer insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

The premium rates that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions which limit the reinsurer’s ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, our profitability may be negatively impacted if we are not able to pass the increased costs on to the customer. If reinsurers raise the rates that they charge on new business, we may be forced to raise the premiums that we charge, which could have a negative impact on our competitive position.

To mitigate the risks associated with the use of reinsurance, we carefully select our reinsurers, and we monitor their ratings and financial condition on a regular basis. We also spread our business among several reinsurers, in order to diversify our risk exposure.

We face risks arising from acquisitions of businesses.

We have engaged in acquisitions of businesses in the past, and expect to continue to do so in the future. We face a number of risks arising from acquisition transactions, including difficulties in integrating the acquired business into our operations, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entity, unforeseen liabilities that arise in connection with the acquired business and unfavorable market conditions that could negatively impact our growth expectations for the acquired business. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the impairment of goodwill and/or intangible assets recognized at the time of acquisition.

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

•      restricting various transactions between affiliates and

•      regulating the types, amounts and valuation of investments.

State insurance regulators, federal regulators and the NAIC continually reexamine existing laws and regulations, and may impose changes in the future.

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

Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products. Taxes, if any, are payable on income attributable to a distribution under the contract for the year in which the distribution is made. Congress has, from time to time, considered legislation that would reduce or eliminate the benefit of such deferral of taxation on the accretion of value within life insurance and non-qualified annuity contracts. Enactment of this legislation, including a simplified “flat tax” income structure with an exemption from taxation for investment income, could result in fewer sales of our insurance, annuity and investment products.

From time to time, Congress, as well as foreign, state and local governments, considers legislation that could increase our tax costs. If such legislation is adopted, our profitability could be negatively impacted.

Repeal or modification of the federal estate tax could reduce our revenues.

The Economic Growth and Tax Relief Reconciliation Act of 2001 (the “Act”) amended the federal estate tax laws by increasing the amount of the unified credit beginning in 2002, thereby increasing the amount of property not subject to the estate tax. The Act also gradually reduces the federal estate tax rate over a period of years beginning in 2002, and repeals the tax entirely in 2010. The law in effect prior to the Act, however, is reinstated for years after 2010. Through the nine months ended September 30, 2008, we received recurring premium of $39.7 million for survivorship life insurance policies we have sold. A significant number of these policies were purchased for the purpose of providing cash to pay federal estate taxes. The reduction of the federal estate tax and temporary repeal could result in policyholders reducing coverage under, or surrendering, these policies.

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

Accounting standards are subject to change and can negatively impact our profitability. See Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.” In addition to recently issued accounting guidance, the standard setters have a full agenda of topics they plan to review, any of which have the potential to negatively impact our profitability. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

A computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our profitability.

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

We are a plaintiff or defendant in actions arising out of our insurance businesses and investment operations. We are, from time to time, also involved in various governmental, regulatory and administrative proceedings and inquiries. These factors may affect our financial strength or reduce our profitability. For further discussion on litigation and regulatory investigation risk, see Item 1. “Legal Proceedings.”

From time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material.

We are subject to income taxes in the United States as well as many other jurisdictions. In determining our provisions for income taxes and our accounting for tax-related matters in general, we are required to exercise judgment.  We regularly make estimates where the ultimate tax determination is uncertain.  We cannot assure you that the final determination of any tax audit, appeal of the decision of a taxing authority, tax litigation or similar proceedings will not be materially different from that reflected in our historical financial statements.  The assessment of additional taxes, interest and penalties could be materially adverse to our current and future results of operations and financial condition.

Fluctuations in foreign currency exchange rates could reduce our profitability.

Principal International generally writes policies denominated in various local currencies and invests the premiums and deposits in local currencies. Although investing in local currencies limits the effect of currency exchange rate fluctuation on local operating results, fluctuations in such rates affect the translation of these results into our consolidated financial statements. For further discussion on foreign currency exchange risk, see Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

•                  impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings and

•                  require the approval by the holders of at least 75% of our outstanding common stock for the amendment of our by-laws and provisions of our certificate of incorporation governing:

•                  the classified board,

•                  the director’s discretion in determining what he or she reasonably believes to be in the best interests of Principal Financial Group, Inc.,

•                  the liability of directors and

•                  the elimination of the prohibition on stockholder actions by written consent.

In addition, Section 203 of the General Corporation Law of the State of Delaware may limit the ability of an “interested stockholder” to engage in business combinations with us. An interested stockholder is defined to include persons owning 15% or more of our outstanding voting stock.

Our stockholder rights plan may have anti-takeover effects. The stockholder rights plan is designed to protect our stockholders in the event of unsolicited offers to acquire us and other coercive takeover tactics, which, in the opinion of our Board of Directors, could impair the board’s ability to represent stockholder interests. Our stockholder rights plan might render an unsolicited takeover more difficult or less likely to occur, even though such a takeover might offer our stockholders the opportunity to sell their stock at a price above the prevailing market price and may be favored by our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)		Total number of shares (or units) purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2008 — January 31, 2008	901,207	$0.03	(2)	900,831	(2)	$250.0
February 1, 2008 — February 29, 2008	102,476	$58.42		—		$250.0
March 1, 2008 — March 31, 2008	881	$55.21		—		$250.0
April 1, 2008 — April 30, 2008	766	$57.07		—		$250.0
May 1, 2008 — May 31, 2008	—	$—		—		$250.0
June 1, 2008 — June 30, 2008	720	$55.48		—		$250.0
July 1, 2008 — July 31, 2008	2,188	$45.16		—		$250.0
August 1, 2008 — August 31, 2008	3,198	$42.16		—		$250.0
September 1, 2008 — September 30, 2008	759	$45.35		—		$250.0
Total	1,012,195			900,831

(1)           The number of shares includes shares of common stock utilized to execute certain stock incentive awards in 2008: 376 shares in January, 102,476 shares in February, 881 shares in March, 766 shares in April , 720 shares in June, 2,188 shares in July, 3,198 shares in August and 759 shares in September.

(2)           During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock.  On November 30, 2007, we entered into an accelerated common stock repurchase agreement with a third party investment bank for an aggregate purchase price of $250.0 million. On this date, we paid $250.0 million and received the initial delivery of 2.9 million common shares, while retaining the right to receive additional common shares depending on the volume weighted-average price for our common stock over the program’s execution period.  The program was completed in January 2008, at which time we received 0.9 million additional common shares under this agreement.   As of September 30, 2008, $250.0 million remained under the November 2007 authorization.  We suspended purchases of our common stock effective October 13, 2008, under the existing share repurchase program.

Item 6. Exhibits

Exhibit Number	Description
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Larry D. Zimpleman
31.2	Certification of Terrance J. Lillis
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: November 5, 2008	By	/s/ Terrance J. Lillis
Terrance J. Lillis
Senior Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Larry D. Zimpleman
31.2	Certification of Terrance J. Lillis
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis