Form 10-K
period 2008-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2009-02-18
CIK 1126328

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        As of February 11, 2009, there were outstanding 259,560,962 shares of Common Stock, $0.01 par value per share of the Registrant.

        The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $10,868,279,906 based on the closing price of $41.97 per share of Common Stock on the New York Stock Exchange on June 30, 2008.

Documents Incorporated by Reference

        The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 19, 2009, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2008.

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

 PART I

Item 1.    Business

        Principal Financial Group, Inc. ("PFG") is a leading provider of retirement savings, investment and insurance products and services with $247.0 billion in assets under management ("AUM") and approximately 19.1 million customers worldwide as of December 31, 2008.

        Our U.S. and international operations concentrate primarily on asset accumulation and asset management. In addition, we offer a broad range of individual and group life insurance, group health insurance, individual and group disability insurance and group dental and vision insurance.

        We primarily focus on small and medium-sized businesses, which we define as companies with less than 1,000 employees, providing a broad array of retirement and employee benefit solutions to meet the needs of the business, the business owner and their employees. With over 33,000 plans, we are the leading provider of corporate defined contribution plans in the U.S., according to Spectrem Group. We are also the leading employee stock ownership plan consultant. In addition, we are a leading provider of nonqualified plans, defined benefit plans and plan termination annuities. We are also one of the largest providers of specialty benefits insurance product solutions.

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

Our Reportable Segments

        We organize our businesses into the following reportable segments:

  •
  U.S. Asset Accumulation;

  •
  Global Asset Management;

  •
  International Asset Management and Accumulation and

  •
  Life and Health Insurance.

        We also have a Corporate segment, which consists of the assets and activities that have not been allocated to any other segment.

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

U.S. Asset Accumulation Segment

        Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We now offer a comprehensive portfolio of asset accumulation products and services for retirement savings and investment:

  •
  To businesses of all sizes with a concentration on small and medium-sized businesses, we offer products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans and employee stock ownership plan ("ESOP") consulting services. For more basic investment needs, we offer SIMPLE IRA and payroll deduction plans;

  •
  To large institutional clients, we also offer investment-only products, including guaranteed investment contracts ("GICs") and funding agreements and

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

Full Service Accumulation

Products

        We offer a wide variety of investment and administrative products for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans and ESOPs. A 403(b) plan is a plan described in Section 403(b) of the Internal Revenue Code that provides retirement benefits for employees of tax-exempt organizations and public schools.

        Full service accumulation products respond to the needs of plan sponsors seeking both administrative and investment services for defined contribution plans or defined benefit plans. The investment component of both the defined contribution and defined benefit plans may be in the form of a general account, separate account or a mutual fund offering. In addition, defined contribution plans may also offer their own employer security as an investment option.

        As of December 31, 2008, we provided full service accumulation products to 33,054 defined contribution pension plans, of which 27,195 were 401(k) plans, covering 3.3 million plan participants, and to 2,710 defined benefit pension plans, covering 351,409 plan participants. As of December 31, 2008, approximately 72% of our full service accumulation account values were managed by our affiliated asset manager, Principal Global Investors. Third-party asset managers provide asset management services with respect to the remaining assets.

        We deliver both administrative and investment services to our defined contribution plan and defined benefit plan customers through annuities and mutual funds. Annuities and the underlying investment options are not required to be registered with the United States Securities and Exchange Commission ("SEC"). Our mutual fund offering is called Principal Advantage. It is a qualified plan product based on our series mutual fund, Principal Funds, Inc. We offer investments covering the full range of stable value, equity, fixed income, real estate and international investment options managed by Principal Global Investors as well as third-party asset managers.

Markets and Distribution

        We offer our full service accumulation products and services to employer-sponsored pension plans, including qualified and nonqualified defined contribution plans and defined benefit plans. Our primary target market is plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. According to Spectrem Group, in 2007, only 21% of businesses with between 10 and 99 employees, and 41% of businesses with between 100 and 500 employees, offered a 401(k) plan. The same study indicates that 68% of employers with between 500 and 1,000 employees; 81% of employers with between 1,000 and 5,000 employees; and 86% of employers with 5,000 or more employees offered a 401(k) plan in 2007.

        We distribute our full service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2008, approximately 325 retirement services sales representatives in over 43 offices, operating as a wholesale distribution network, maintained relationships with over 8,208 independent brokers, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent broker. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent brokers, consultants and agents a commission or fee.

        As of December 31, 2008, we had a separate staff of over 229 service and education specialists located in the sales offices who play a key role in the ongoing servicing of pension plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us and helping employees understand the benefits of their pension plans. The following summarizes our distribution channels:

  •
  We distribute our annuity-based products through sales representatives, agents and brokers who are primarily state licensed individuals.

  •
  Principal Advantage, our mutual fund-based product, is targeted at defined contribution plans through broker-dealer distribution channels. Principal Advantage gives us access to Financial Industry Regulatory Authority-registered distributors who are not traditional sellers of annuity-based products and broadens opportunities for us in the investment advisor and broker-dealer distribution channels.

  •
  Principal Retirement Income Edge® is the latest retirement plan solution from PFG. This program is designed to create a coordinated experience from accumulation to income management for advisors to use with their individual clients and plan participants who are nearing or enjoying retirement. Principal Retirement Income Edge® program provides education and planning tools as well as a wide variety of products such as annuities, mutual funds and bank products to provide personalized income management solutions.

  •
  Through our Retire Secure strategy we provide financial education and assistance to individual investors who are participants/members of employer-based accumulation solutions to help them achieve financial security.

        We believe that our approach to full service accumulation plan services distribution gives us a local sales and service presence that differentiates us from many of our competitors. We have also established a number of marketing and distribution relationships to increase the sales of our accumulation products.

Principal Funds

        We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals, businesses and institutional investors for use within variable life and variable annuity contracts, for use in employer-sponsored pension plans, as a rollover investment option, and for general investment purposes.

Products and Services

        Principal Funds plans to grow into a top advisor sold mutual fund company with a sales force focused on multiple channels. As of November 2008, as reported by the Financial Research Corporation, we are ranked 19 (up from 24 in August 2008) according to AUM (long term funds and exchange traded funds only) of the top 50 advisor sold mutual funds. We provide accounting, compliance, corporate governance and product development for all mutual funds we organize. As of December 31, 2008, our mutual fund operations served approximately 1.8 million mutual fund shareholder accounts.

        Principal Funds, Inc.    Principal Funds, Inc. is a series mutual fund, which as of December 31, 2008, offered 72 investment options. This fund acts as the funding vehicle for Principal Advantage, the defined contribution product described above under "U.S. Asset Accumulation Segment-Full Service Accumulation Products." This fund also offers four retail classes of shares to individuals for IRA rollovers ("J shares") and general investment purposes (A, B and C shares) and a class of shares ("I shares") offered primarily to specified institutional investors. As of December 31, 2008, the retail classes of shares had $20.8 billion in AUM. All other share classes of Principal Funds, Inc., including seed money, had $17.7 billion of AUM. We report the results for this fund, excluding the retail AUM, under "Full Service Accumulation." We report the results of the retail AUM under "Principal Funds."

        Principal Variable Contracts Funds, Inc.    Principal Variable Contracts Funds, Inc. is a series mutual fund, which, as of December 31, 2008, provided 40 investment options for use as funding choices in variable annuity and variable life insurance contracts issued by Principal Life Insurance Company ("Principal Life") and other insurance companies. As of December 31, 2008, this fund had $4.6 billion in AUM. AUM backing Principal Life variable annuity contracts is reported in this segment under "Individual Annuities." AUM backing Principal Life variable life insurance contracts is reported in the Life and Health Insurance segment.

        Principal Managed Portfolio.    Principal Managed Portfolio is a wrap product offered by our registered investment advisor, Princor Financial Services Corporation ("Princor"), which permits the client to invest only in Principal Funds, Inc. Clients are charged a quarterly asset-based fee on this account. As of December 31, 2008, Principal Managed Portfolio had accumulated $482.3 million in assets.

        Principal Advisory Select.    Principal Advisory Select is a non-discretionary wrap product offered by our registered investment advisor, Princor, which permits the client to invest in a broad array of investments. Clients are charged a quarterly asset-based fee on this account. As of December 31, 2008, Principal Advisory Select had accumulated $744.9 million in assets.

        WM Advisors, Inc.    On December 31, 2006, we completed the purchase of WM Advisors, Inc. and its subsidiaries from Washington Mutual, Inc. for a total cost of $741.1 million in cash at the time of closing. WM Advisors, Inc. was the manager of the WM Funds, a family of 40 retail and variable contract mutual funds. As of December 31, 2006, the WM Funds acquired had $22.5 billion in AUM. During 2007, the WM Funds were integrated into the Principal Funds, Inc. and Principal Variable Contracts Funds, Inc.

Markets and Distribution

        Our markets for retail mutual funds are individuals seeking to accumulate savings for retirement and other purposes and small businesses seeking to use mutual funds as the funding vehicle for pension plans, as well as nonqualified individual savings plans utilizing payroll deductions. We also market our retail mutual funds to participants in pension plans who are departing their plans and reinvesting their retirement assets into individual retirement accounts.

        Our retail mutual funds are sold primarily through our affiliated financial representatives, independent brokers registered with our securities broker-dealer, Princor, registered representatives from other broker-dealers, direct deposits from our employees and others and Principal Connection. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the Internet or by mail. Princor recruits, trains and supervises registered representatives selling our products. With the WM Advisors, Inc. acquisition, we obtained established relationships with a number of marketing and outside broker-dealer distributors to increase the sales of our mutual fund products.

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

        Fixed Deferred Annuities.    Our individual fixed deferred annuities consist of both single premium deferred annuity contracts and flexible premium deferred annuity contracts ("FPDAs"). Some FPDA contracts limit the period of time deposits are allowed (e.g., only one year). For most contracts, the principal amount is guaranteed. We credit the customer's account with a fixed interest rate and for a specified time period, typically one, three or five years. Thereafter, we reset, typically annually, the interest rate credited to the contract based upon our discretion, taking into account market and other conditions. Our major source of income from fixed deferred annuities is the spread between the investment income earned on the underlying general account assets and the interest rate credited to the contracts. We bear the investment risk because, while we credit customers' accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate. Principal Global Investors manages the assets supporting these contracts.

        Variable Deferred Annuities.    Individual variable deferred annuities are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals. Customers have the flexibility to allocate their deposits to investment sub-accounts managed by Principal Global Investors, or other third-party asset managers. As of December 31, 2008, 73% of our $3.8 billion in variable annuity account balances was allocated to investment sub-accounts and our general account, which are managed by Principal Global Investors and 27% was allocated to investment sub-accounts managed by third-party asset managers. Generally speaking, the customers bear the investment risk and have the right to allocate their assets among various separate investment sub-accounts. The value of the annuity fluctuates in accordance with the experience of the investment sub-accounts chosen by the customer. Customers have the option to allocate all or a portion of their account to our general account, in which case we credit interest at rates we determine, subject to contractual minimums. Customers may also elect an enhanced death benefit guarantee (commonly known in the industry as a guaranteed minimum death benefit, or "GMDB") and/or a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or "GMWB"). We bear the GMDB and GMWB investment risk. We attempt to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2008, $1.0 billion of the $3.8 billion of variable annuity account value has the GMWB rider. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account.

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

Markets and Distribution

        Our target markets for individual annuities include owners, executives and employees of small and medium-sized businesses, and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market both fixed and variable annuities to both qualified and nonqualified pension plans.

        We sell our individual annuity products through our affiliated financial representatives, who accounted for 20%, 26% and 40% of annuity sales for the years ended December 31, 2008, 2007 and 2006, respectively. The remaining sales were made through banks, brokerage general agencies, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. Although the overall percentage of sales from affiliated financial representatives has declined, they continued to be the primary distribution channel of our variable deferred annuities. The overall percentage decline is a result of focused efforts to increase fixed annuity sales through non-affiliated distribution channels.

Bank and Trust Services

        Bank and trust services include Principal Bank and Principal Trust Company. Principal Bank is a federal savings bank that began its activities in February 1998. We market flexible banking products and services via other PFG affiliates, the telephone or Internet. Our current products and services include a suite of consumer checking and savings accounts, money market accounts, certificates of deposit, consumer loans, home equity loans, home equity lines of credit, credit cards, debit cards, small account rollovers from qualified retirement plans and health savings accounts ("HSAs"). In addition, we offer deposit and loan services to small and medium-sized businesses. As of December 31, 2008, Principal Bank had approximately 210,000 customers and approximately $2.3 billion in assets.

        We market our Principal Bank products and services to prospects and our existing customers, through Principal Connection, our affiliated financial representatives and other PFG affiliates with a primary focus on deepening existing relationships with customers of PFG. We also pursue asset retention strategies with our customers who seek to transfer assets from our other asset accumulation products by offering them our banking products and services.

        Principal Trust Company is a Delaware state chartered non-deposit trust company. Principal Trust Company, chartered in 1899 as Delaware Charter Guarantee and Trust Company, is one of the largest non-deposit trust companies in the nation. As of December 31, 2008, we served as trustee to over 365,000 accounts and held assets of $60.6 billion. Principal Trust Company may not accept deposits and cannot make personal or commercial loans.

        Principal Trust Company specializes in providing trust solutions directed at self-directed tax-advantaged savings accounts, such as Individual Retirement Accounts ("IRAs"), personal trusts and a full array of employee benefit plans and accounts including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans and ESOPs. We market our trust services to our customers through our PFG affiliates and through non-affiliated brokerage firms, clearing firms, financial advisors and asset managers.

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

Markets and Distribution

        We market GICs and funding agreements primarily to pension plan sponsors and other institutions. We also offer them as part of our full service accumulation products. We sell our GICs primarily to plan sponsors for funding of tax-qualified retirement plans. We sell our funding agreements directly to institutions that may or may not be pension funds and unconsolidated special purpose vehicles domiciled either in the U.S. or offshore for funding agreement-backed note programs. The funding agreements sold as part of these funding agreement-backed note programs work by having investors purchase debt obligations from the special purpose vehicle which, in turn, purchases the funding agreement from us with terms similar to those of the debt obligations. The strength of this market is dependent on debt capital market conditions. As a result, our sales through this channel can vary widely from one quarter to another. In addition to the special purpose vehicle selling the funding agreement-backed notes to U.S. and foreign institutional investors, the special purpose vehicle may also sell notes to U.S. retail investors through a SEC-registered shelf debt issuance program. Due to a downturn in the credit market, we reduced the amount of medium term note and GIC issuances in 2008. As economic conditions change, we will reassess the use of our medium term note and GIC programs.

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

        As of December 31, 2008, Principal Global Investors, together with its affiliates, Principal Real Estate Investors, Spectrum Asset Management, Post Advisory Group, Columbus Circle Investors, Edge Asset Management and Morley Financial Services managed $190.0 billion in assets. Morley Financial Services was acquired on August 31, 2007. Edge Asset Management was acquired on December 31, 2006, as part of the WM Advisors, Inc. acquisition. We have offices outside of the U.S. in Australia, Hong Kong, Japan, Singapore and the United Kingdom.

Products and Services

Fee Mandate Business

        Our fee mandate business provides focused investment advisory services across a broad range of asset classes, investment styles and portfolio structures. These services are provided for a fee as defined by the client mandate. We are diversified across three primary asset classes.

        Equity Investments.    As of December 31, 2008, Principal Global Investors, along with Columbus Circle Investors and Edge Asset Management managed $41.9 billion in global equity assets. Our equity capabilities encompass large-cap, mid-cap and small-cap stocks in developed and emerging markets worldwide. As of December 31, 2008, 38% of equity AUM was derived from our pension products, 30% from other products of PFG and the remaining 32% from third-party institutional clients.

        Fixed Income Investments.    Principal Global Investors, along with Spectrum Asset Management, Post Advisory Group, Edge Asset Management and Morley Financial Services managed $108.4 billion in global fixed income assets as of December 31, 2008. Collectively, we provide our clients with access to investment-grade corporate debt, government bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities, high yield and municipal bonds, private and syndicated debt instruments and preferred securities. As of December 31, 2008, 35% of these assets were derived from our pension products, 24% from other products of PFG, and the remaining 41% from third-party institutional clients.

        Real Estate Investments.    Principal Global Investors, through its affiliate Principal Real Estate Investors, managed a portfolio of primarily U.S. commercial real estate assets of $36.9 billion as of December 31, 2008. Principal Real Estate Investors provides our clients with a broad range of real estate investment options, including private real estate equity, commercial mortgages, credit tenant debt, construction-permanent financing, bridge/mezzanine loans, commercial mortgage-backed securities and real estate investment trusts. As of December 31, 2008, 40% of the commercial real estate portfolio was derived from our pension products, 27% from other products of PFG and the remaining 33% from third-party institutional clients.

Spread and Securitization Business

        Our spread and securitization business consists of Principal Commercial Acceptance and our terminated commercial mortgage securities issuance operation. Principal Commercial Acceptance offers commercial real estate niche financing opportunities, including bridge/mezzanine loans and land loans. We had $0.3 billion of bridge/mezzanine loans as of December 31, 2008, and we are no longer originating new loans for this business. During the third quarter of 2008, we made a decision to terminate our commercial mortgage securities issuance operation, which does not qualify for discontinued operations treatment under U.S. generally accepted accounting principles ("U.S. GAAP"), but is excluded from segment operating earnings for all time periods presented.

Markets and Distribution

        We employed 132 institutional sales, relationship management and client service professionals as of December 31, 2008, who worked with consultants and directly with large investors to acquire and retain third-party institutional clients. As of December 31, 2008, Principal Global Investors and its affiliates have approximately 500 third-party institutional clients with $70.3 billion of AUM in 53 countries.

International Asset Management and Accumulation Segment

        Our International Asset Management and Accumulation segment consists of Principal International, which has operations in Brazil, Chile, China, Hong Kong Special Administrative Region ("SAR"), India, Indonesia, Malaysia, Mexico and Singapore. We focus on countries with large middle classes, favorable demographics and growing long-term savings with defined contribution markets. We entered these countries through acquisitions, start-up operations and joint ventures.

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

Products, Markets and Distribution

        Brazil.    In Brazil, we offer pension, retirement and asset accumulation products through a minority-held joint venture, Brasilprev Vida e Previdencia, arrangement with Banco do Brasil, which had over a 4,000 branch network as of September 30, 2008. Brasilprev has an exclusive agreement with Banco do Brasil in order to distribute pension, retirement and long-term asset accumulation products. Our joint venture provides defined contribution products, complementary life protection and payout solutions such as permanent and temporary annuities for the retirement needs of employers and individuals. Banco do Brasil's employees sell these products directly to individual clients through its bank branches. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco do Brasil's corporate account executives selling to existing and prospective corporate clients. Based upon managed assets, our joint venture ranked third in the private pension market as of November 2008.

        Chile.    In Chile, we offer long-term savings products, retirement annuities, mutual funds, life insurance accumulation products, mortgage loans and institutional asset management services.

        We offer retirement annuities to individuals exiting the pre-retirement accumulation system. We distribute our annuity products through a network of brokers and independent agents, of which we had approximately 400 as of December 31, 2008.

        We serve the individual voluntary/complementary long-term savings market by offering "APV plans" (qualified individual retirement solutions) and "APVC plans", which are similar to the U.S. 401(k) product line. As of September 30, 2008, we ranked first in AUM for mutual fund companies offering these plans. We distribute to retail clients through our proprietary sales force, financial advisors, brokerage houses, alliances with financial institutions and the largest retailer in Chile, Falabella.

        In addition, we offer life insurance accumulation products (qualified and nonqualified) to individuals through brokers and financial advisors. We originate, sell and service individual residential mortgage loans in Chile through our independent distribution network, composed primarily of real estate brokers and developers. We also offer asset management services to pension funds, insurance companies, mutual fund companies and investment platforms through our proprietary sales force.

        China.    In China, we offer mutual funds through a minority-held joint venture with China Construction Bank ("CCB"). We sell mutual funds primarily through our partner bank, CCB. This bank delivers expansive distribution capabilities for the joint venture in terms of brand awareness and the number of outlets, of which we had approximately 14,000 as of December 31, 2008.

        Hong Kong SAR.    In Hong Kong, we sell defined contribution pension, mutual fund and institutional asset management products.

        We actively compete in the defined contribution pension plan market. The government requires both employers and employees to contribute 5% of an employee's income to a Mandatory Provident Fund ("MPF"). We target small and medium-sized employers and distribute products through strategic alliances with insurance companies, brokers, consultants, banks and direct marketing through our own sales representatives. Our alliance partners distribute our MPF products and services or use our administrative and investment services in their own products.

        We compete in the Hong Kong mutual fund market with distribution provided primarily through strategic alliances with banks to retail customers. The institutional segment has placed an emphasis on platform sales to unit-linked insurance providers and MPF providers, with the advantage of getting regular inflows. In an effort to grow institutional asset management, Hong Kong will leverage Principal Global Investors' regional asset management and sales resources to jointly secure mandates.

        India.    In India, we offer mutual funds and asset management services to both retail and corporate customers.

        We compete in the mutual fund market, managing and administering funds for both individuals and corporations through a majority-owned joint venture with Punjab National Bank and Vijaya Bank ("Banks"), two large Indian commercial banks with a combined branch network of approximately 5,500. We sell our mutual funds through regional offices and other bank branches located throughout India. In addition to the current mutual fund business, we are positioning ourselves to compete in the emerging pension and long-term savings market in India.

        Discussions are taking place with our partners to review the optimal ownership and organizational structure for the future.

        Malaysia.    In Malaysia, we offer conventional and Islamic mutual funds through our minority-held joint venture with CIMB Group, a large Malaysian bank holding company with a presence in many southeast Asian countries. The company markets mutual funds through wholesale bank channels and its own sales force of around 6,500 agents. The joint venture's main bank channel is through the approximately 400 CIMB Bank branches. As of December 31, 2008, our joint venture company ranked third in unit trust assets managed and second in Islamic unit trust assets managed in the Malaysian asset management industry. In addition, the company manages a significant amount of institutional asset mandates ranking second among asset management companies as of September 30, 2008. The joint venture began an asset management start-up operation in Singapore, CIMB-Principal Asset Management (S) Pte Ltd, in 2007. Through the Malaysia joint venture, we acquired a small asset management operation in Indonesia, PT Niaga Aset Manajemen, as well as the fund business of CIMB-GK in 2008.

        Mexico.    In Mexico, we offer defined contribution pension products, mutual funds, annuities and asset management services to institutional clients.

        Through our private pension company, we manage and administer more than 2.9 million individual retirement accounts under the mandatory privatized social security system for all non-government employees in Mexico. We distribute products and services through a proprietary sales force of sales representatives, of which we had approximately 1,200 as of December 31, 2008, as well as independent brokers, who sell directly to individuals.

        Through our mutual fund company, we distribute products and services through a sales force of approximately 100 employees and through distribution agreements with other financial entities. We administer annuities and life products that complement these annuities, which we previously distributed directly to customers who were exiting the pre-retirement accumulation system. We suspended sales of our annuity and life products in Mexico beginning in 2007 due to unfavorable market conditions.

        Our focus is on both pre-retirement and post-retirement savings plans. Mexico has also initiated institutional asset management services, offering both domestic and international products.

Life and Health Insurance Segment

        Our Life and Health Insurance segment offers individual life insurance, group health insurance and specialty benefits, which includes group dental, group vision, group life, group long-term disability, group short-term disability and individual disability insurance throughout the U.S. We focus on providing comprehensive insurance solutions for small and medium-sized businesses.

Individual Life Insurance

        We began as an individual life insurer in 1879. Our U.S. operations administer approximately 600,000 individual life insurance policies with $121.3 billion of individual life insurance in force as of December 31, 2008. As of September 30, 2008, our life insurance business was ranked 17th in the U.S. for annualized sales according to LIMRA.

Products and Services

        We offer a variety of individual life insurance products, including universal and variable universal life insurance and term life insurance. We target the personal insurance needs of owners and executives of small and medium-sized businesses and have an increasing focus on also using these products for nonqualified executive benefits. In addition, we also market our products to meet traditional retail insurance needs.

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

        We have a growing focus and expertise in providing executive life insurance benefits to companies designated by the Internal Revenue Service ("IRS") as S corporations, in addition to traditional C corporation clients. As a growing segment of the small and medium-sized business market, S corporations require unique plan designs that meet very specific legal requirements.

        Universal and Variable Universal Life Insurance.    Universal and variable universal life insurance products offer life insurance protection for which both the premium and the death benefit may be adjusted by the policyholder. Universal life insurance usually includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected. For the year ended December 31, 2008, 90% of individual life insurance annualized first year premium sales have come from universal and variable universal life insurance products. Universal and variable universal life insurance represents 61% of individual life insurance premium and deposits for the year ended December 31, 2008, and 48% of individual life insurance in force as of December 31, 2008. Variable universal life insurance products represented 41% of our universal and variable universal life insurance deposits for the year ended December 31, 2008.

        After a deduction for policy level expenses, we credit net deposits to an account maintained for the policyholder. For universal life contracts, the entire account balance is invested in our general account. Interest is credited to the policyholder's account based on the earnings on general account investments. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of separate account choices. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on separate account investments is allocated directly to the policyholder accounts; the policyholder bears the investment risk. Some of our universal life and variable universal life insurance contracts contain what are commonly referred to as "secondary" or "no-lapse" guarantee provisions. A no-lapse guarantee keeps the contract in force, even if the contractholder's account balance is insufficient to cover all of the contract charges, provided that the contractholder has continually paid a specified minimum premium.

        Traditional Life Insurance.    Traditional life insurance includes participating whole life, adjustable life products and non-participating term life insurance products. Participating products and non-participating term life insurance products each represented 5% of our individual life insurance annualized first year premium sales for the year ended December 31, 2008, and 25% and 27%, respectively, of individual life insurance in force as of December 31, 2008. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to reset the premium and face amount combination. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Policyholder dividends are not paid on term insurance.

Group Health Insurance

        We began offering group health insurance in 1941. We offer a variety of traditional group medical insurance products, consumer driven high deductible health plans with HSAs, administrative services and wellness products. We provide administrative services on a fee-for-service basis for medical, dental, disability, vision and wellness benefits.

Products and Services

        Our group health insurance products described below include a range of programs and services designed to meet the needs of our members across the health care continuum. These programs include the spectrum of wellness services, utilization management, case management, disease management and specialty programs including transplant services. Members have access to online health management resources including a broad range of health content, symptom checkers, prescription drug information and provider information. The programs are designed to promote informed health care consumers, advance evidence based medicine and to optimize both the quality and cost of health care received by our members.

        Group Health Insurance.    As of December 31, 2008, we provided group medical insurance benefits to more than 16,800 employer customers and their 449,000 employees and dependents. Our traditional group medical insurance plans provide reimbursement of medical expenses for insured employees and their dependents. These members are responsible for deductibles, co-payments and co-insurance. Through our wholly owned subsidiary, HealthRisk Resource Group, LLC., we negotiate discounts with providers on claims for which we have no other pre-arranged discount.

        Our consumer-driven health care plans offer greater flexibility for employers and more opportunity for members to take charge of their health and health care. We offer the Principal Health Savings Account, which features a checking account with a debit card and certificates of deposit through Principal Bank and investment options through Princor.

        Fee-for-Service.    We offer administration of group medical, dental, disability and vision benefits on a fee-for-service basis to over 310 self-insured employers and their approximately 735,000 employees and dependents as of December 31, 2008.

        Wellness Company.    We recognize the importance of promoting healthy behavior. Principal Wellness Company contributes expertise in providing wellness screenings, counseling and services to employers and their employees, demonstrating health improvement through reduced health insurance claim costs, reduced absenteeism and increased employee productivity. This preventative focus has been integrated into both our fully-insured and fee-for-service offerings. We provide wellness services to over 420 employers and their 138,000 employees.

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

Products and Services

        Group Dental and Vision Insurance.    Group dental and vision insurance plans provide partial reimbursement for dental and vision expenses. As of December 31, 2008, we had approximately 36,000 group dental and vision insurance policies in force covering over 943,000 employee lives. According to LIMRA, we were the 5th largest group dental insurer in terms of number of contracts/employer groups in force in 2007. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Principal Dental Services, Inc. subsidiary.

        Group Life Insurance.    Group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2008, we had nearly 49,600 group policies providing $121.0 billion of group life insurance in force to approximately 2.1 million employee lives. According to LIMRA in 2007, we were ranked 3rd in the U.S. in terms of the number of life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 96% and 4%, respectively, of our total group life insurance in force as of December 31, 2008. We no longer market group universal life insurance to new employer groups.

        Group Disability Insurance.    Group disability insurance provides a benefit to insured employees who become disabled. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. Long-term disability represents 62% of total group disability premium, while short-term disability represents 38% of total group disability premium. In addition, we provide disability management services, also called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2008, we served approximately 1.4 million employee lives under nearly 31,000 contracts, with our group short-term disability business being ranked 4th and our group long-term disability business being ranked 7th in the U.S. as of December 31, 2007, in terms of number of contracts/employer groups in force, according to LIMRA.

        Individual Disability Insurance.    Individual disability insurance products provide a benefit to the insured member in the event he/she becomes disabled. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business overhead expenses for a disabled business owner and for the purchase by the other business owners of the disabled business owner's interests in the business. As of December 31, 2008, we served approximately 120,000 individual disability policyholders, with our individual disability business being ranked 7th in the U.S. as of December 31, 2007, in terms of premium in force, according to LIMRA.

Life and Health Markets and Distribution

        For each of our products, administration and distribution channels are customized to meet customer needs and expectations for that product.

        We sell our individual life and individual disability income products in all 50 states and the District of Columbia, primarily targeting owners and executives of small and medium-sized businesses. Small and medium-sized business sales represented 83% of individual life sales and 63% of individual disability sales for the year ended December 31, 2008, based on first year annualized premium.

        We distribute our individual insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 29% of individual life insurance sales based on first year annualized premium and 17% of individual disability sales for the year ended December 31, 2008. We had 1,050 affiliated financial representatives in 30 offices. Although they are independent contractors, we have a close tie with affiliated financial representatives and we offer them benefits, training and access to tools and expertise. To meet the needs of the various marketing channels, particularly the independent brokers, we employ wholesale distributors — Regional Vice Presidents for individual life and Disability Income Regional Vice Presidents for individual disability. A key differentiator in the nonqualified executive benefit sale is our Regional Vice Presidents-Nonqualified Plans, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

        We market our group medical, life, disability, dental and vision insurance products to small and medium-sized businesses, primarily targeting our sales toward owners and human resources professionals. We sell our group life, disability and dental products in all 50 states and the District of Columbia. We sell vision coverage in 48 states, plus the District of Columbia. We sell our group medical insurance in 34 states and the District of Columbia. We continually adapt our products and pricing to meet local market conditions. We market our fee-for-service capabilities to employers that self-insure their employees' benefits. We sell our fee-for-service business in all 50 states and the District of Columbia.

        Group insurance and fee-for-service products are distributed through independent benefit brokers, consultants, financial planners and the same channels that sell our U.S. asset accumulation products. To reach these marketers, we employ three types of wholesale distributors: our medical sales representatives, our non-medical sales representatives (for Specialty Benefits products) and an independent wholesale organization to market group medical, life, disability, dental and vision insurance products. We have also formed a number of strategic distribution alliances with national brokerages and regional brokerage agencies.

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

        As of December 31, 2008, we had 132 medical and non-medical sales representatives and 124 service representatives in 38 offices. Our medical and non-medical sales representatives accounted for 74% of our group insurance sales for the year ended December 31, 2008. The group sales force plays a key role in the ongoing servicing of the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans and solving any administrative issues; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their plans.

Corporate Segment

        Our Corporate segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including interest expense and preferred stock dividends), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items.

Competition

        Competition in our segments is based on a number of factors including: scale, service, product features, price, investment performance, commission structure, distribution capacity, financial strength ratings and name recognition. We compete with a large number of financial services companies such as banks, mutual funds, broker-dealers, insurers and asset managers. Some of these companies offer a broader array of products, more competitive pricing, greater diversity of distribution sources, better brand recognition or, with respect to insurers, higher financial strength ratings. Some may also have greater financial resources with which to compete or may have better investment performance at various times.

        Competition in the retirement services market is very fragmented. Our main competitors in this market include Fidelity, ING, Mass Mutual, Vanguard and John Hancock. We believe the infrastructure and system support needed to meet the needs of the small and medium-sized business market is a significant barrier to entry for our competitors. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than we do. There were over 8,000 mutual funds in the U.S. as of December 31, 2007 according to the ICI 2008 Investment Company Fact Book. The institutional asset management market has grown at a rapid pace over the last decade. Our primary competitors in this market are large institutional asset management firms, such as Black Rock, PIMCO, J.P. Morgan Chase, Morgan Stanley Investment Management and T. Rowe Price, some of which offer a broader array of investment products and services and are better known. The asset management business has relatively few barriers to entry and continually attracts new entrants. The variable annuity market is also highly competitive. We will face strong competition from Lincoln Financial Group and John Hancock. Competition in the international markets in which we operate comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in a partnership with local firms, including ING, AXA, Allianz and American International Group, Inc. ("AIG"). In the highly competitive life and health insurance business, our competitors include other insurers and managed health care organizations such as UNUM, Lincoln Financial Group, MetLife, Manulife, Blue Cross and Blue Shield, UnitedHealthcare, Aetna and CIGNA. We believe we distinguish ourselves from our competitors through our:

  •
  full service platform;

  •
  strong customer relationships;

  •
  focus on financial performance and

  •
  performance-oriented culture.

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

        Principal Life has been assigned the following long-term insurance financial strength ratings:

Rating Agency	Financial Strength Rating	Rating Structure
A.M. Best Company, Inc.	A+ ("Superior") with a stable outlook	Second highest of 16 rating levels
Fitch Ratings	AA- ("Very Strong") with a rating watch — negative outlook	Fourth highest of 21 rating levels
Moody's Investors Service	Aa2 ("Excellent") with a negative outlook	Third highest of 21 rating levels
Standard & Poor's Rating Services	AA ("Very Strong") with a credit watch — negative outlook	Third highest of 21 rating levels

        A.M. Best's ratings for insurance companies range from "A++" to "S". A.M. Best indicates that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have superior ability to meet ongoing obligations to policyholders. Fitch's ratings for insurance companies range from "AAA" to "C". Fitch "AA" ratings indicate very strong capacity to meet policyholder and contractholder obligations on a timely basis. Moody's Investors Service ratings for insurance companies range from "Aaa" to "C". Moody's Investors Service indicates that "Aa" ratings are assigned to those companies that have demonstrated excellent financial security. Standard & Poor's ratings for insurance companies range from "AAA" to "R". Standard & Poor's indicates that "AA" ratings are assigned to those companies that have demonstrated very strong financial security characteristics. In evaluating a company's financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves, the soundness of its risk management programs, the experience and competency of its management and other factors. The four rating agencies referenced have placed negative outlooks on the U.S. life insurance industry. A negative outlook means that the rating of many U.S. life insurance companies may be downgraded due to the impact of negative market conditions.

        We believe that our strong ratings are an important factor in marketing our products to our distributors and customers, since ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency's opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and are not evaluations directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security, including our common stock. For more information on ratings, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Strength Rating and Credit Ratings."

Regulation

        Our businesses are subject to regulation and supervision by U.S. federal and state regulatory authorities as well as non-U.S. regulatory authorities for our operations outside the U.S., which can have a significant effect on our business. Our businesses are also affected by U.S. federal, state and local tax laws as well as tax laws for jurisdictions outside the U.S.

        PFG, our parent holding company, is not licensed as an insurer, investment advisor, broker-dealer, bank or other regulated entity. However, because it is the holding company for all of our operations, it is subject to regulation of our regulated entities, including as an insurance holding company and savings and loan holding company. We are subject to legal and regulatory requirements applicable to public companies, including public reporting and disclosure, securities trading, accounting and financial reporting and corporate governance.

U.S. Insurance Regulation

        We are subject to the insurance holding company laws in the states where our insurance companies are domiciled. Principal Life and Principal National Life Insurance Company are domiciled in Iowa and their principal insurance regulatory authority is the Insurance Division of the Department of Commerce of the State of Iowa. Our other U.S. insurance companies are principally regulated by the insurance departments of the states in which they are domiciled. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company's state of domicile and to furnish financial and other information about the operations of the companies within the holding company system. Transactions affecting the insurers in the holding company system must be fair and at arm's length. Most states have insurance laws that require regulatory approval of a direct or indirect change in control of an insurer or an insurer's holding company and laws requiring prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.

        Annually, our U.S. insurance companies must submit an opinion from a board-appointed qualified actuary to state insurance regulators, where licensed, on whether the statutory assets held backing statutory reserves are sufficient to meet contractual obligations and related expenses of the insurer. If such an opinion cannot be rendered noting the sufficiency of assets, then the insurance company must set up additional statutory reserves drawing from available statutory surplus until such an opinion can be given.

        State insurance departments have broad administrative powers over the insurance business, including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admittance of assets to statutory surplus, policy form approval, unfair trade and claims practices regulation and other matters. State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for further detail.

        In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") has established risk-based capital standards. The standards require life insurers to submit a report to state regulators on an annual basis regarding their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2008, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum level of risk-based capital requirements required before state insurance departments would take action against an insurer.

        State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general regularly make inquiries and conduct examinations or investigations regarding our compliance with, among other things, insurance laws and securities laws.

        Each state has insurance guaranty association laws under which insurers doing business in a state can be assessed, up to prescribed limits, in order to cover contractual benefit obligations of insolvent insurance companies. The guaranty associations levy assessments on each member insurer in a jurisdiction on the basis of the proportionate share of the premiums written by such insurer in the lines of business in which the insolvent insurer is engaged. Some jurisdictions permit the member insurers to recover the assessments paid through full or partial premium tax offsets.

Securities Regulation

        Insurance and investment products such as variable annuities, variable life insurance and some funding agreements that constitute securities and mutual fund products are subject to securities laws and regulations, including state securities regulation as well as federal regulation under the SEC, the Financial Industry Regulatory Authority and other regulatory authorities. These regulations affect investment advice, sales and related activities for these products.

        We also have entities which are registered as investment advisers with the SEC under the Investment Advisers Act of 1940.

Employee Retirement Income Security Act

        As we provide products and services for U.S. employee benefit plans, we are subject to regulation under the Employee Retirement Income Security Act ("ERISA"). ERISA provisions include reporting and disclosure requirements and standards of conduct.

Banking Regulation

        We are a savings and loan holding company for Principal Bank, a federal savings bank, which is regulated by the Office of Thrift Supervision. Principal Bank is also a member of the Federal Deposit Insurance Corporation ("FDIC") and subject to its regulations.

Environmental Regulation

        As we own and operate real property, we are subject to federal, state and local environmental laws and could be subject to environmental liabilities and costs associated with required remediation of our properties. We routinely have environmental assessments performed for real estate being acquired or used as collateral for commercial mortgages we use for investment.

Regulation of International Businesses

        Our international businesses are supervised by regulatory authorities in the jurisdictions in which they operate.

Risk Management

        Like all financial services companies, we are exposed to a wide variety of financial, operational and other risks, as described in Item 1A. "Risk Factors." Effective enterprise risk management is, therefore, a key component of our business model. Enterprise risk management helps us to:

  •
  identify and manage those risks that present profitable growth opportunities, and avoid those that do not and

  •
  balance the sometimes competing demands of our various stakeholders, meet our customer obligations, satisfy regulatory requirements and optimize shareholder returns relative to the risks we take.

        We use a variety of methods to help us identify, monitor, measure, communicate and manage our risks within established limits and risk tolerances.

        Our Board of Directors and senior management are knowledgeable of and accountable for key risks. Our Board meets at least quarterly and regularly hears reports from the Chief Executive Officer, the business unit Presidents, the Chief Financial Officer and the Chief Investment Officer. The Board has several committees, which include the Audit Committee, the Human Resources Committee and the Nominating and Governance Committee that meet at least quarterly and address various aspects of risks. In addition, the Board of Directors and senior management receive quarterly updates from the Chief Risk Officer.

        We also have several senior management groups and committees that meet on a regular and frequent basis to discuss various issues and risks associated with our businesses. These committees encompass numerous functions such as discussing and setting business unit and company strategy, reviewing and approving potential uses of corporate capital and setting investment policy and reviewing its implementation. Many key members of senior management serve on multiple committees, allowing them to provide oversight and take a holistic view of our key risks.

        Our enterprise risk management program is executed via a federated model. The Chief Risk Officer and the corporate risk units are independent of the business units, and work closely with the business units, providing oversight and integration of all risk management activities. Each business unit is responsible for identifying, monitoring, measuring and managing its risks, as well as monitoring how its risks impact the enterprise's overall risk exposure. The business units provide risk reports to the Chief Risk Officer quarterly with current risk management information.

        We have established risk tolerances from an overall corporate perspective as well as for specific types of risks. All potentially significant actions are considered in terms of the possible impact on our risk profile, including the capital required, the impact on near term and long-term earnings and the ability to meet our targets with respect to return on equity, liquidity, debt/capital, cash coverage and other ratios and metrics. We monitor a variety of risk metrics on an ongoing basis and make any necessary adjustments to help us stay within our established risk tolerances. We have developed a Business Continuity Management Program that identifies critical business functions and includes plans for their protection and recovery in the event of a disaster or other business interruption. We continually monitor emerging risks, and we regularly build upon our already strong risk management practices to incorporate updated modeling tools, processes and metrics which we actively use to better understand and manage our business. We monitor three key risk metrics as part of our enterprise risk management framework:

  •
  Earnings at Risk, which is a measure of the potential reduction in operating earnings and net income relative to baseline operating earnings and net income under relatively adverse business and economic conditions.

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

Employees

        As of December 31, 2008, we had 16,234 employees. None of our employees are subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

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

        Since mid 2007, the capital and credit markets have been experiencing extreme volatility and disruption. Beginning in the second half of 2008, the volatility and disruption have reached unprecedented levels and the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. For example, recently credit spreads have widened considerably. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

        We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. For additional information regarding our exposure to interest rate risk and the impact of a downgrade in our financial strength ratings, see " — Changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net investment income can vary from period-to-period" and " — A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition." In the event our current internal sources of liquidity do not satisfy our needs, we may have to seek additional financing and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as customers' or lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

        With the uncertainty surrounding the length and severity of the current global recession, we believe it is prudent capital management to continue to explore any and all options available to us to maximize capital flexibility, including accessing the capital markets, utilizing our commercial paper program, cost cutting and internal efficiency initiatives, U.S. government sources of funding and transactions with strategic and other investors. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; fund redemption requests on insurance or other financial products; generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, utilize available internal resources or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility and liquidity. We will closely monitor market opportunities to issue securities at favorable terms, explore other capital raising transactions, and continue to follow developments of government programs.

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

        Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008. Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S., inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets, generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. These events and the continuing market upheavals have had and may continue to have an adverse effect on the value of our investment portfolio. Our AUM and revenues may decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

        Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, negative investor sentiment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, participants within the retirement plans we administer may elect to reduce or stop their payroll deferrals to these plans, which would reduce AUM and revenues. Adverse changes in the economy could affect net income negatively and could have a material adverse effect on our business, results of operations and financial condition.

Continued declines and volatility in the equity markets could reduce our AUM and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income.

        Domestic and international equity markets have been experiencing severe declines and heightened volatility. Because the revenues of our asset management and accumulation business are, to a large extent, based on the value of AUM, a decline in domestic and global equity markets will decrease our revenues. Turmoil in these markets could lead investors to withdraw from these markets, decrease their rates of investment or refrain from making new investments which may reduce our net income, revenues and AUM.

        For further discussion on equity risk management, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Equity Risk."

There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

        In response to the financial crisis affecting the banking system, financial markets, investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, make equity investments in certain financial institutions and purchase mortgage-backed and other securities from financial institutions for an aggregate amount of up to $700.0 billion. As a savings and loan holding company subject to oversight of the Office of Thrift Supervision, we have applied to participate in the U.S. Department of the Treasury's Capital Purchase Program ("TCPP"). If we participate in TCPP, we would issue preferred shares and warrants to the Treasury. The amount for which a company can apply is prescribed by the TCPP application. We have applied for and could participate in up to $2.0 billion under the program. If we were to participate in the TCPP, we would be subject to certain limitations. Prior to the third anniversary of our participation, unless we had redeemed all of the preferred stock issued under the TCPP or the U.S. Treasury had transferred all of the preferred stock to a third party, the consent of the U.S. Treasury would be required for us to, among other things, increase our common stock dividend or repurchase our common stock or other preferred stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based employee compensation awards).

        The federal government, Federal Reserve and other governmental and regulatory bodies have taken and, in light of the continuing economic crisis, are considering taking other actions to address the financial crisis, including future investments in other financial institutions. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

Our participation in a securities lending program may subject us to potential liquidity and other risks.

        We have previously participated in a securities lending program for our general account whereby primarily fixed income securities were loaned by us to third parties, primarily major brokerage firms and commercial banks. The borrowers of our securities provided us with cash collateral, which we separately maintained. We invested such cash collateral in other securities, primarily U.S. Treasuries, U.S. government agency securities, U.S. government agency collateralized repurchase agreements and government money market funds. During the third quarter of 2008, we decided to temporarily unwind the securities lending program due to a downturn in current economic conditions. As of December 31, 2008, we did not have any general account securities on loan, nor was the general account liable for any cash collateral.

        We may consider resuming our general account securities lending program when and if market conditions improve in the future. If we choose to resume the program in the future, we may be exposed to liquidity and other risks associated with securities lending.

Changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period.

        We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate values, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our life insurance and annuities businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our life insurance businesses, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset and liability duration mismatches.

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

        Our exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit-based derivatives that do not qualify or have not been designated for hedge accounting where we assume credit exposure and, if issuer credit spreads increase as a result of fundamental credit deterioration, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition. Recent credit spreads on both corporate and structured securities have widened, resulting in continuing depressed pricing. Continuing challenges include continued weakness in the U.S. residential real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, declines in inflation-adjusted investments and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could continue to have a material adverse effect on our results of operations, financial condition or cash flows through realized losses, impairments and changes in unrealized positions.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income.

  An increase in defaults or write-downs on our fixed maturity securities portfolio may reduce our profitability.

        We are subject to the risk that the issuers of the fixed maturity securities we own will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of December 31, 2008, our U.S. investment operations held $38.8 billion of fixed maturity securities, or 70% of total U.S. invested assets, of which approximately 5.2% were below investment grade, including $252.1 million, or 0.65% of our total fixed maturity securities which we classified as either "problem," "potential problem" or "restructured." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturity Securities."

        Our U.S. fixed maturity securities portfolio includes securities collateralized by residential and commercial mortgage loans. As of December 31, 2008, our U.S. investment operations held $6.6 billion of mortgage-backed securities, or 17% of our total fixed maturity securities portfolio. Changes in mortgage delinquency or recovery rates, credit rating changes by rating agencies, bond insurer strength or rating, and the quality of service provided by service providers on securities in our portfolios could lead to write-downs on these securities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturity Securities."

        As of December 31, 2008, the international investment operations of our fully consolidated subsidiaries held $2.1 billion, or 64%, of total international invested assets in fixed maturity securities, of which 18% are government bonds. Some non-government bonds have been rated on the basis of the issuer's country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations." An increase in defaults on our fixed maturity securities portfolio could harm our financial strength and reduce our profitability.

  An increased rate of delinquency and defaults on our commercial mortgage loans, especially those with amortizing balloon payments, may adversely affect our profitability.

        Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $11.3 billion represented 19% of our total invested assets as of December 31, 2008. As of December 31, 2008, loans that were in the process of foreclosure totaled $26.0 million, or 0.2% of our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

        As of December 31, 2008, approximately $9.5 billion, or 83%, of our commercial mortgage loans before valuation allowance had amortizing balloon payment maturities. A balloon maturity is a loan with larger dollar amounts of payments becoming due in the later years of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with standard repayment schedules. Since most of the principal is repaid at maturity, the amount of loss on a default is generally greater than on other commercial mortgage loans. An increase in defaults on such loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

  We may have difficulty selling our privately placed fixed maturity securities, commercial mortgage loans and real estate investments because they are less liquid than our publicly traded fixed maturity securities and because they have been experiencing significant market valuation fluctuations.

        We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, commercial mortgage loans and real estate investments. These asset classes represented approximately 41% of the value of our invested assets as of December 31, 2008. Even some of our very high quality assets have been more illiquid as a result of the recent challenging market conditions.

        If we require significant amounts of cash on short notice, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize or both. The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest possible price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.

  The impairment of other financial institutions could adversely affect us.

        We use derivative instruments to hedge various risks we face in our businesses. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." We enter into a variety of derivative instruments, including interest rate swaps, swaptions, futures, currency swaps, currency forwards, credit default swaps, treasury lock agreements, commodity swaps and options, with a number of counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. If our counterparties fail to honor their obligations under the derivative instruments, we will have failed to effectively hedge the related risk. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. We also have exposure to these financial institutions in the form of unsecured debt instruments and equity investments. Such losses or impairments to the carrying value of these assets may materially and adversely affect our business and results of operations.

  Our requirements to post collateral or make payments related to declines in market value of specified assets may adversely affect our liquidity and expose us to counterparty credit risk.

        Many of our derivative transactions with financial and other institutions specify the circumstances under which the parties are required to post collateral. The amount of collateral we may be required to post under these agreements may increase under certain circumstances, which could adversely affect our liquidity. In addition, under the terms of some of our transactions we may be required to make payment to our counterparties related to any decline in the market value of the specified assets. Such payments could have an adverse effect on our liquidity. Furthermore, with respect to any such payments, we will have unsecured risk to the counterparty as these amounts are not required to be segregated from the counterparty's other funds, are not held in a third-party custodial account, and are not required to be paid to us by the counterparty until the termination of the transaction.

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

        Credit extensions in the state of California accounted for 20%, or $2.2 billion, of our commercial mortgage loan portfolio as of December 31, 2008. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, such as earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California do not improve or continue to deteriorate or catastrophes occur, we may in the future, experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

Our valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

        Fixed maturity securities, equity securities and short-term investments which are reported at fair value on our consolidated statements of financial position represented the majority of our total cash and invested assets. Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The level in the fair value hierarchy is based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability's classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.

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

        At December 31, 2008, approximately 32%, 61% and 7% of our net assets and liabilities reported at fair value represented Level 1, Level 2 and Level 3, respectively. Our Level 1 assets and liabilities primarily include exchange traded equity securities, mutual funds and U.S. Treasury bonds. Our Level 2 assets and liabilities primarily include fixed maturity securities (including public and private bonds), equity securities, over-the-counter derivatives and other investments for which public quotations are not available but that are priced by third-party pricing services or internal models using observable inputs. Our Level 3 assets and liabilities include certain fixed maturity securities, private equity securities, complex derivatives and embedded derivatives. Level 3 securities contain at least one significant unobservable market input and as a result considerable judgment may be used in determining the fair values. These fair values are generally obtained through the use of valuation models or methodologies using at least one significant unobservable input or broker quotes. Prices provided by independent pricing services or independent broker quotes that are used in the determination of fair value can vary for a particular security.

        For additional information on our valuation methodology, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 17, Fair Value of Financial Instruments."

        During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example collateralized mortgage obligations and collateralized debt obligations, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that require greater estimation, which could result in values that are different from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

        Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. For further information regarding our impairment methodology, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturity Securities."

Gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income.

        Fixed maturity securities that are classified as available-for-sale ("AFS") are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities are recognized as a component of equity and are, therefore, excluded from net income. Our U.S. investment operations held gross unrealized losses on fixed maturity securities of $8.2 billion pre-tax as of December 31, 2008, and the component of gross unrealized losses for securities trading down 20% or more for over six months was approximately $1.8 billion pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value is determined to be other than temporary (referred to as an other-than-temporary impairment). Realized losses or impairments may have a material adverse impact on our net income in a particular quarter or annual period.

Competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability.

        We believe that our ability to compete is based on a number of factors including scale, service, product features, price, investment performance, commission structure, distribution capacity, financial strength ratings and name recognition. We compete with a large number of financial services companies such as banks, mutual funds, broker-dealers, insurers and asset managers, many of which have advantages over us in one or more of the above competitive factors.

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

        Our Life and Health Insurance segment competes with insurers and managed health care organizations.

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

        In response to current market conditions, the U.S. and foreign governments in the markets we serve have taken actions, including but not limited to, direct government control or investment in certain entities. We may find that these actions create, among other things, unforeseen competitive advantages for our competitors due to explicit or implied support from the government.

A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition.

        Nationally Recognized Statistical Rating Organizations ("NRSROs") publish financial strength ratings on U.S. life insurance companies that are indicators of an insurance company's ability to meet contractholder and policyholder obligations. NRSROs also assign credit ratings on non-life insurance entities, such as PFG and Principal Financial Services, Inc. ("PFS"). Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner, and are important factors in overall funding profile and ability to access external capital.

        Ratings are important factors in establishing the competitive position of insurance companies and maintaining public confidence in products being offered. A ratings downgrade, or the potential for such a downgrade, could, among other things:

  •
  materially increase the number of surrenders for all or a portion of the net cash values by the owners of policies, contracts, general account GICs we have issued, and materially increase the number of withdrawals by policyholders of cash values from their policies;

  •
  result in the termination of our relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services;

  •
  reduce new sales, particularly with respect to general account GICs and funding agreements purchased by pension plans and other institutions;

  •
  cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations and

  •
  increase our cost of capital and limit our access to the capital markets.

        Any of these consequences could adversely affect our profitability and financial condition.

        In recent months, each of A.M. Best Company, Inc., Fitch Ratings Ltd., Moody's Investors Service, and Standard & Poor's has revised its outlook for the U.S. life insurance industry to negative from stable. Of the many issues cited, the negative outlook is primarily based on expectations for higher-than-normal credit losses, negative impact of the volatile equity market on earnings, and reduced financial flexibility.

        These outlook revisions signal increased review of U.S. life insurance companies by A.M. Best Company, Inc., Fitch Ratings, Ltd., Moody's Investors Service, and Standard & Poor's. As a result, it is possible that there will be changes in the benchmarks for capital, liquidity, earnings and other factors used by these NRSROs that are critical to a ratings assignment at a particular rating level. If any such changes are made, it is possible that such changes could have an impact on the ratings of U.S. life insurance companies, including ours, which could adversely impact our profitability and financial condition.

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

        During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. For some of our products, such as GICs and funding agreements, we are unable to lower the rate we credit to customers in response to the lower return we will earn on our investments. In addition, it may be more difficult for us to maintain our desired spread between the investment income we earn and the interest we credit to our customers during periods of declining interest rates, thereby reducing our profitability.

        For further discussion on interest rate risk management, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

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

        Our international businesses face political, legal, operational and other risks that we do not face in our operations in the U.S. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Some of our international businesses are, and are likely to continue to be, in emerging or potentially volatile markets. In addition, we rely on local staff, including local sales forces, in these countries where there is a risk that we may encounter labor problems with local staff, especially in countries where workers' associations and trade unions are strong. If our business model, including in some cases a joint venture model, is not successful in a particular country, we may lose all or most of our investment in that country.

We may face losses if our actual experience differs significantly from our pricing and reserving assumptions.

        Our profitability depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The premiums that we charge and the liabilities that we hold for future policy benefits are based on assumptions concerning a number of factors, including the amount of premiums that we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, expenses and persistency, which is the measurement of the percentage of insurance policies remaining in force from year to year. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities. As a result, we may experience volatility in the level of our profitability and our reserves from period-to-period, particularly for our health and disability insurance products. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.

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

        Our operating earnings may also be adversely impacted if our actual investment earnings differ from our pricing and reserve assumptions. Changes in economic conditions may lead to changes in market interest rates or changes in our investment strategies, either of which could cause our actual investment earnings to differ from our pricing and reserve assumptions.

        For additional information on our insurance reserves, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Insurance Reserves".

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

        We allocated assets to the Closed Block as of July 1, 1998, in an amount such that we expected their cash flows, together with anticipated revenues from the policies in the Closed Block, to be sufficient to support the Closed Block business, including payment of claims, expenses, charges and taxes and to provide for the continuation of aggregate dividend scales in accordance with the 1997 policy dividend scales if the experience underlying such scales continued, and to allow for appropriate adjustments in such scales if the experience changed. We bear the costs of expenses associated with Closed Block policies and, accordingly, these costs were not funded as part of the assets allocated to the Closed Block. Any increase in such costs in the future will be borne by us. As of December 31, 2008, Closed Block assets and liabilities were $4,436.4 million and $5,711.8 million, respectively.

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

A pandemic, terrorist attack or other catastrophic event could adversely affect our net income.

        Our mortality and morbidity experience could be adversely impacted by a catastrophic event. In addition, a severe catastrophic event may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. The resulting macroeconomic conditions could adversely affect our cash flows, as well as the value and liquidity of our invested assets. We may also experience operational disruptions if our employees are unable or unwilling to come to work due to a pandemic or other catastrophe. We have developed extensive contingency plans to minimize the risk of operational disruptions. In addition, our use of reinsurance reduces our exposure to adverse mortality experience. Despite these measures, we may still be exposed to losses in the event of a pandemic, terrorist attack or other catastrophe.

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

        For additional information on our goodwill and other intangible assets, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill and Other Intangible Assets."

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

        State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities we have established for these potential assessments may not be adequate.

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

        Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products. Taxes, if any, are payable on income attributable to a distribution under the contract for the year in which the distribution is made. Congress has, from time to time, considered legislation that would reduce or eliminate the benefit of such deferral of taxation on the accretion of value within life insurance and nonqualified annuity contracts. Enactment of this legislation, including a simplified "flat tax" income structure with an exemption from taxation for investment income, could result in fewer sales of our insurance, annuity and investment products.

        From time to time, Congress, as well as foreign, state and local governments, considers legislation that could increase our tax costs. If such legislation is adopted, our profitability could be negatively impacted.

  Repeal or modification of the federal estate tax could reduce our revenues.

        The Economic Growth and Tax Relief Reconciliation Act of 2001 (the "Act") amended the federal estate tax laws by increasing the amount of the unified credit beginning in 2002, thereby increasing the amount of property not subject to the estate tax. The Act also gradually reduces the federal estate tax rate over a period of years beginning in 2002, and repeals the tax entirely in 2010. The law in effect prior to the Act, however, is reinstated for years after 2010. Through the year ended December 31, 2008, we received recurring premium of $55.7 million for survivorship life insurance policies we have sold. A significant number of these policies were purchased for the purpose of providing cash to pay federal estate taxes. The reduction of the federal estate tax and temporary repeal could result in policyholders reducing coverage under, or surrendering, these policies.

  Changes in federal, state and foreign securities laws may reduce our profitability.

        Our asset management and accumulation and life insurance businesses are subject to various levels of regulation under federal, state and foreign securities laws. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory or brokerage clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. The downturn in the financial markets and resulting market-wide losses have caused legislative and regulatory bodies to consider various changes to existing securities laws and the legal framework governing the financial industry. Changes to these laws or regulations that restrict the conduct of our business could siginificantly increase our compliance costs and reduce our profitability.

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

  •
  Climate change may impact asset prices, as well as general economic conditions. For example, rising sea levels may lead to decreases in real estate values in coastal areas. Additionally, government policies to slow climate change (e.g., setting limits on carbon emissions) may have an adverse impact on sectors such as utilities, transportation and manufacturing. Changes in asset prices may impact the value of our fixed income, real estate and commercial mortgage investments. We manage our investment risks by maintaining a well-diversified portfolio, both geographically and by sector. We also monitor our investments on an ongoing basis, allowing us to adjust our exposure to sectors and/or geographical areas that face severe risks due to climate change.

  •
  A natural disaster that affects one of our office locations could disrupt our operations and pose a threat to the safety of our employees. However, we have extensive Business Continuity and Disaster Recovery planning programs in place to help mitigate this risk.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2008, we own 26 properties in our home office complex in Des Moines, Iowa, and in various other locations. Of these 26 properties, 11 are office buildings, 2 are warehouse facilities, 11 are parking lots and ramps, 1 is a park/green space and 1 is a childcare center. Of the office and warehouse space, we occupy approximately 90% of the 2.8 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants or is occupied by the property management company servicing these properties. Of the parking properties there are approximately 5,119 stalls, which does not include additional stalls that will be created once construction of a new parking ramp is completed. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

Item 3.    Legal Proceedings

        Disclosure concerning material legal proceedings can be found in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Contingencies, Guarantees and Indemnifications" under the caption, "Litigation and Regulatory Contingencies," which is incorporated here by this reference.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

        The following information is furnished with respect to our executive officers, each of whom is elected by and serves at the pleasure of the Board of Directors.

        J. Barry Griswell, 59, has been a Director of the Company since 2001 and of Principal Life since 1998, Chairman of the Board of Directors of the Company and Principal Life since January 1, 2002. Prior to his retirement as an employee of the Company on December 31, 2008, Mr. Griswell was Chairman of the Company and Principal Life since May 2008; Chairman and Chief Executive Officer of the Company and Principal Life from June 2006 until April 2008 and Chairman, President and Chief Executive Officer of the Company and Principal Life from 2002 until May 2006. Mr. Griswell currently serves as President of The Community Foundation of Greater Des Moines. Mr. Griswell is also a director of Herman Miller, Inc., a public company that is an office furnishings designer and manufacturer.

        John E. Aschenbrenner, 59, who heads the Life and Health Insurance division of our operations, has been President, Insurance and Financial Services, of the Company and of Principal Life since December 2003. Prior to that time, he served as Executive Vice President of the Company since April 2001, and Executive Vice President of Principal Life since January 2000. Mr. Aschenbrenner served as a director of the Principal Funds from September 1998 to September 2006.

        Michael H. Gersie, 60, was, until his retirement on December 31, 2008, Executive Vice President of the Company and Principal Life. He served as the Company's Chief Financial Officer from April 2001 until August 2008, and Chief Financial Officer of Principal Life from January 2000 until August 2008.

        Daniel J. Houston, 47, heads the Retirement and Investor Services division of our operations. He was named President, Retirement and Investor Services of the Company and of Principal Life in February 2008, and was named Executive Vice President, Retirement and Investor Services, in June 2006. He has served as a Senior Vice President of Principal Life since 2000.

        Ellen Z. Lamale, 55, has been Senior Vice President and Chief Risk Officer of the Company and Principal Life since May 2008. Prior to that time, she was Senior Vice President and Chief Actuary of the Company since April 2001 and of Principal Life since June 1999.

        Julia M. Lawler, 49, has been Senior Vice President and Chief Investment Officer of the Company and of Principal Life since July 2002. From 2000 - 2002, she was President of the Real Estate Equity Group of Principal Global Investors, LLC. From 1999 - 2000, she was Vice President — Capital Markets.

        Terrance J. Lillis, 56, has been Senior Vice President and Chief Financial Officer of the Company and of Principal Life since August 2008 and Senior Vice President of the Company and Principal Life since May 2008. Prior to that time, he was Chief Financial Officer — Retirement and Investor Services division of Principal Life since December 2001.

        James P. McCaughan, 55, who heads the Global Asset Management division of our operations, has been President, Global Asset Management of the Company and of Principal Life since December 2003. Prior to that time, he served as Executive Vice President and global head of asset management for the Company and Principal Life since April 2002. From 2000 - 2002, he was Chief Executive Officer of the Americas division of Credit Suisse Asset Management in New York, New York.

        Mary A. O'Keefe, 52, who heads Corporate Relations and Strategic Development, has been Senior Vice President and Chief Marketing Officer of the Company and Principal Life since February 2005, Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since January 1998.

        Gary P. Scholten, 51, has been Senior Vice President and Chief Information Officer of the Company and Principal Life since November 2002. From 1998 - 2002, he was Vice President of retail information services of Principal Life.

        Karen E. Shaff, 54, has been Executive Vice President and General Counsel of the Company and of Principal Life since February 2004. Prior thereto, she was Senior Vice President and General Counsel of the Company since April 2001, and Senior Vice President and General Counsel of Principal Life since January 2000.

        Norman R. Sorensen, 63, has been President of Principal International, Inc. since 1998, Executive Vice President, International Asset Accumulation, of the Company and Principal Life since February 2008, Senior Vice President, International Asset Accumulation of the Company, since April 2001, and Senior Vice President of Principal Life since December 1998.

        Larry D. Zimpleman, 57, has been a Director of the Company and Principal Life since 2006. He has been Chief Executive Officer and President of the Company and Principal Life since May 2008 and was President and Chief Operating Officer of the Company and Principal Life from 2006 to May 2008. He was President, Retirement and Investor Services of the Company and of Principal Life from December 2003 through May 2006. Mr. Zimpleman served as chairman of the board and a director of the Principal Funds from December 2001 to December 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 11, 2009, there were 458,671 stockholders of record of our common stock.

        The following table presents the high and low prices for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends
2008
First quarter	$68.94	$47.23	—
Second quarter	$59.53	$41.90	—
Third quarter	$54.28	$34.80	—
Fourth quarter	$45.49	$8.78	$0.45
2007
First quarter	$64.17	$57.87	—
Second quarter	$64.92	$56.56	—
Third quarter	$63.24	$51.52	—
Fourth quarter	$70.85	$60.55	$0.90

        We declared an annual cash dividend of $0.45 per common share on October 11, 2008, and paid such dividend on December 5, 2008, to stockholders of record on the close of business on November 14, 2008. We declared an annual cash dividend of $0.90 per common share on October 29, 2007, and paid such dividend on December 7, 2007, to stockholders of record on the close of business on November 16, 2007. Future dividend decisions will be based on and affected by a number of factors, including our operating results and financial requirements and the impact of regulatory restrictions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay us dividends.

        The following table presents the amount of our share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1, 2008 — January 31, 2008	901,207	$0.03	(2)	900,831	$250.0
February 1, 2008 — February 29, 2008	102,476	$58.42		—	$250.0
March 1, 2008 — March 31, 2008	881	$55.21		—	$250.0
April 1, 2008 — April 30, 2008	766	$57.07		—	$250.0
May 1, 2008 — May 31, 2008	—	$—		—	$250.0
June 1, 2008 — June 30, 2008	720	$55.48		—	$250.0
July 1, 2008 — July 31, 2008	2,188	$45.16		—	$250.0
August 1, 2008 — August 31, 2008	3,198	$42.16		—	$250.0
September 1, 2008 — September 30, 2008	759	$45.35		—	$250.0
October 1, 2008 — October 31, 2008	519	$22.61		—	$250.0
November 1, 2008 — November 30, 2008	398	$45.79		—	$250.0
December 1, 2008 — December 31, 2008	434	$13.81		—	$250.0

Total	1,013,546			900,831

(1)
The number of shares includes shares of common stock utilized to execute certain stock incentive awards in 2008: 376 shares in January, 102,476 shares in February, 881 shares in March, 766 shares in April, 720 shares in June, 2,188 shares in July, 3,198 shares in August, 759 shares in September, 519 shares in October, 398 shares in November and 434 shares in December.

(2)
During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. On November 30, 2007, we entered into an accelerated common stock repurchase agreement with a third party investment bank for an aggregate purchase price of $250.0 million. On this date, we paid $250.0 million and received the initial delivery of 2.9 million common shares, while retaining the right to receive additional common shares depending on the volume weighted-average price for our common stock over the program's execution period. The program was completed in January 2008, at which time we received 0.9 million additional common shares under this agreement. As of December 31, 2008, $250.0 million remained under the November 2007 authorization. In the fourth quarter of 2008, we suspended purchases of the remaining $250.0 million available under the November 2007 authorization.

Item 6.    Selected Financial Data

        The following table sets forth certain selected historical consolidated financial information of PFG. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for each of the years ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for the years ended December 31, 2005 and 2004 and as of December 31, 2006, 2005 and 2004 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as "Other Supplemental Data") has been prepared in accordance with U.S. GAAP.

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

	As of or for the year ended December 31,
	2008(1)	2007(1)	2006(1)	2005	2004
	($ in millions, except per share data and as noted)
Income Statement Data:
Revenues:
Premiums and other considerations	$4,209.2	$4,634.1	$4,305.3	$3,975.0	$3,710.0
Fees and other revenues	2,426.5	2,634.7	1,902.5	1,717.8	1,491.7
Net investment income	3,994.3	3,966.5	3,620.6	3,358.0	3,223.6
Net realized capital gains (losses)	(694.1)	(328.8)	44.7	(11.2)	(104.8)

Total revenues	$9,935.9	$10,906.5	$9,873.1	$9,039.6	$8,320.5

Income from continuing operations, net of related income taxes	$458.1	$840.1	$1,035.4	$890.2	$700.6
Income from discontinued operations, net of related income taxes(2)	—	20.2	28.9	28.8	130.7

Income before cumulative effect of accounting change	458.1	860.3	1,064.3	919.0	831.3
Cumulative effect of accounting change, net of related income taxes	—	—	—	—	(5.7)

Net income	458.1	860.3	1,064.3	919.0	825.6
Preferred stock dividends(3)	33.0	33.0	33.0	17.7	—

Net income available to common stockholders	$425.1	$827.3	$1,031.3	$901.3	$825.6

Earnings per Common Share Data:
Income from continuing operations, net of related income taxes, per share:
Basic	$1.64	$3.04	$3.67	$3.03	$2.24
Diluted	$1.63	$3.01	$3.64	$3.01	$2.23
Net income per share:
Basic	$1.64	$3.12	$3.78	$3.13	$2.64
Diluted	$1.63	$3.09	$3.74	$3.11	$2.62
Common shares outstanding at year-end (in millions)	259.3	259.1	268.4	280.6	300.6
Weighted-average common shares outstanding for the year (in millions)	259.3	265.4	272.9	287.9	313.3
Weighted-average common shares and potential common shares outstanding for the year for computation of diluted earnings per share (in millions)	261.1	268.1	275.5	289.9	314.7
Cash dividends per common share	$0.45	$0.90	$0.80	$0.65	$0.55

	As of or for the year ended December 31,
	2008(1)	2007(1)	2006(1)	2005	2004
	($ in millions, except as noted)
Balance Sheet Data:
Total assets	$128,182.4	$154,520.2	$143,658.1	$127,035.4	$113,798.3
Long-term debt	$1,290.5	$1,398.8	$1,511.3	$855.7	$799.8
Series A preferred stock	$—	$—	$—	$—	$—
Series B preferred stock	0.1	0.1	0.1	0.1	—
Common stock	3.9	3.9	3.8	3.8	3.8
Additional paid-in capital	8,376.5	8,295.4	8,141.8	8,000.0	7,269.4
Retained earnings	3,722.5	3,414.3	2,824.1	2,008.6	1,289.5
Accumulated other comprehensive income (loss)	(4,911.6)	420.2	846.9	994.8	1,313.3
Treasury stock, at cost	(4,718.6)	(4,712.2)	(3,955.9)	(3,200.1)	(2,331.7)

Total stockholders' equity	$2,472.8	$7,421.7	$7,860.8	$7,807.2	$7,544.3

Other Supplemental Data:
AUM ($ in billions)	$247.0	$311.1	$256.9	$195.2	$167.0
Number of employees (actual)	16,234	16,585	15,289	14,507	13,976

(1)
For a discussion of items materially affecting the comparability of 2008, 2007 and 2006, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations."

(2)
See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3, Discontinued Operations" for a description of our discontinued operations for 2007 and 2006. For each of the years ended December 31, 2005 and 2004, income from discontinued operations related to our sale of Principal Residential Mortgage, Inc. and operating revenues of real estate properties that qualify for discontinued operations treatment. In addition, discontinued operations for the year ended December 31, 2004, includes the impact of the sale of our Argentine companies in 2004.

(3)
On June 16, 2005, we issued 13.0 million shares of non-cumulative perpetual preferred stock. We declared preferred stock dividends of $33.0 million in 2008, 2007 and 2006 and $17.7 million in 2005.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses our financial condition as of December 31, 2008, compared with December 31, 2007, and our consolidated results of operations for the years ended December 31, 2008, 2007 and 2006, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

Overview

        We provide financial products and services through the following reportable segments:

  •
  U.S. Asset Accumulation, which consists of our asset accumulation operations that provide retirement savings and related investment products and services. We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses. We offer to businesses products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans and employee stock ownership plan consulting services. We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals.

  •
  Global Asset Management, which consists of our asset management operations conducted through Principal Global Investors and its affiliates. Global Asset Management offers an extensive range of equity, fixed income and real estate investments as well as specialized overlay and advisory services to institutional investors.

  •
  International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, mutual funds, institutional asset management and life insurance accumulation products through operations in Brazil, Chile, China, Hong Kong SAR, India, Indonesia, Malaysia, Mexico and Singapore.

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

  •
  Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including interest expense), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items.

Economic Factors and Trends

        The significant decline in the equity markets during 2008, which was partially offset by positive net cash flows, has led to decreases in our U.S. Asset Accumulation segment's account values and our Global Asset Management segment's AUM. Since account values and AUM are the base by which these businesses generate profits, the decline in account values and AUM has put pressure on our profits. In addition, the credit market disruptions in 2008 resulted in an increase in our realized capital losses, which are reflected in net income, and unrealized capital losses, which are reflected in accumulated other comprehensive income.

        In our International Asset Management and Accumulation segment, we continued to grow our business through organic growth in our existing subsidiaries and through new joint ventures and strategic acquisitions. Additionally, the global credit market disruptions, market illiquidity, and foreign currency depreciation during the second half of 2008 resulted in a decrease in our International Asset Management and Accumulation segment's AUM and an increase in our unrealized capital losses, which are reflected in accumulated other comprehensive income.

        In our Life and Health segment, we continue to shift the marketing emphasis of our individual life insurance business to universal life insurance products from traditional life insurance products. In our health insurance and fee-for-service businesses we continue to experience membership declines due to lower sales and higher lapses. Our specialty benefits insurance business is experiencing a slowdown in growth relative to prior years due to a combination of lower sales and higher lapses, as well as reduced growth in salaries and the number of covered lives of our existing customers. This slowdown is a direct reflection of the increasingly competitive marketplace and economic pressures facing our customers.

        Given the aforementioned market conditions, and our expectation that these very challenging financial and operating conditions, which have continued into 2009, will not improve significantly in the short term, we have built additional liquidity by increasing cash and cash equivalent holdings. Currently, new cash inflows are primarily being invested in cash, short-term government-backed securities and other liquid investments. As a result of increased cash holdings, current yields will be lower than historically experienced. This trend is expected to continue as long as market conditions remain strained and we continue to invest new cash inflows in cash and liquid investments.

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

  •
  ability to effectively hedge fluctuations in foreign currency to U.S. dollar exchange rates on certain transactions and

  •
  ability to manage our operating expenses.

Critical Accounting Policies and Estimates

        The increasing complexity of the business environment and applicable authoritative accounting guidance requires us to closely monitor our accounting policies. Our significant accounting policies are described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies." We have identified seven critical accounting policies that are complex and require significant judgment and estimates about matters that are inherently uncertain. A summary of our critical accounting policies is intended to enhance the reader's ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates and changes in guidance. The identification, selection and disclosure of critical accounting estimates and policies have been discussed with the Audit Committee of the Board of Directors.

Valuation and Impairment of Fixed Income Investments

        Fixed Maturities, Available-for-Sale.    Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. We classify our fixed maturity securities as either available-for-sale or trading and, accordingly, carry them at fair value in the consolidated statements of financial position. The fair values of our public fixed maturity securities are primarily based on market prices from independent pricing services. In addition, 21% of our invested asset portfolio is invested in fixed maturity securities that are private market assets, where there are no readily available market quotes to determine the fair market value. The majority of these assets are valued using a spread pricing matrix that utilizes observable market inputs. Securities are grouped into pricing categories that vary by asset class, sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions among others.

        Over the past several months, we have seen credit market disruption as the result of widening spreads and illiquid markets. Structured investment transactions where we rely on broker quotes have been particularly impacted given the thinly traded markets (approximately 1% of the fixed maturity securities portfolio). We have received broker quotes that are outside a normal range for historical spreads and, in our view, are generally conservative given the quality of the underlying cash flows. Analysis has been performed to reconcile these external values to our view of the transaction. In certain circumstances, we have used our internal models in lieu of external values, as we have determined the internal value better reflects fair value.

        A rate increase based on the combined movement of interest rates and credit spreads of 100 basis points would produce a total value of approximately $33.7 billion, as compared to the recorded amount of $35.1 billion related to our fixed maturity, available-for-sale assets held by the Principal Life general account as of December 31, 2008. Given the recent unprecedented market disruption, a 100 basis point movement in the combined portfolio rate is reasonably likely.

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

        There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security until it recovers in value. Any of these situations could result in a charge to net income in a future period. At December 31, 2008, we had $31,428.4 million in available-for-sale fixed maturity securities with gross unrealized losses totaling $8,317.3 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads. Net income would be reduced by approximately $8,317.3 million, on a pre-tax basis, if all the securities in an unrealized loss position were deemed to be other than temporarily impaired.

        Mortgage Loans.    Mortgage loans consist primarily of commercial mortgage loans on real estate. At December 31, 2008, commercial mortgage loans aggregated to $11,279.3 million. Commercial mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

        Commercial mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a loss is recognized for the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral.

        The determination of the calculation and the adequacy of the mortgage loan valuation allowance and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the mortgage loan valuation allowance and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The calculation for determining mortgage impairment amounts includes additional subjectivity, as it requires estimating the amounts and timing of future cash flows expected to be received on specific impaired loans. Thus, our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral and changes in the economic environment in general. The total valuation allowance can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

        We have a large experienced commercial real estate staff centrally located in Des Moines, which includes commercial mortgage underwriters, loan closers, loan servicers, engineers, appraisers, credit analysts, research staff, legal staff, information technology personnel and portfolio managers. Experienced commercial real estate senior management adheres to a disciplined process in reviewing all transactions for approval on a consistent basis. The typical commercial mortgage loan for us averages in the upper 50 percent loan-to-value range at origination with a net operating income coverage ratio of 1.7 times the annual debt service and is internally rated A on a bond equivalent basis. Based on the most recent analysis, our commercial mortgage portfolio has an overall loan-to-value ratio of 62% with a 1.8 times debt service coverage. The large equity cushion and strong debt service coverage in our commercial mortgage investments will help insulate us from stress during times of weak commercial real estate fundamentals.

Derivatives

        We primarily use derivatives to hedge or reduce exposure to market risks. The fair values of derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. The valuation models consider projected discounted cash flows, relevant swap curves and appropriate implied volatilities. Additionally, we issue certain annuity contracts and other insurance contracts and have certain other obligations that include embedded derivatives that have been bifurcated from the host contract. The fair value of embedded derivatives in annuity contracts and other insurance contracts is calculated based on actuarial and capital market assumptions, including non-performance risk, reflecting the projected cash flows over the life of the contract, and incorporating expected policyholder behavior.

        The accounting for derivatives is complex and interpretations of the applicable accounting standards continue to evolve. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment. Judgment and estimates are used to determine the fair value of some of our derivatives. Volatility in net income can result from changes in fair value of derivatives that do not qualify or are not designated for hedge accounting and changes in fair value of embedded derivatives.

Deferred Policy Acquisition Costs and Other Actuarial Balances

        Commissions and other costs (underwriting, issuance and agency expenses) that vary with and are primarily related to the acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to net income as incurred.

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

  •
  Sales inducement asset — Sales inducements are amounts that are credited to the contractholder's account balance as an inducement to purchase the contract. Like DPAC, the cost of the sales inducement is capitalized and amortized over the expected life of the contract, in proportion to estimated gross profits.

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

  •
  Present value of future profits ("PVFP") — This is an intangible asset that arises in connection with the acquisition of a life insurance company or a block of insurance business. PVFP is amortized over the expected life of the contracts acquired, in proportion to estimated gross profits.

  •
  Additional benefit reserves — These are additional liabilities that are established for annuity or universal life-type contracts that provide benefit guarantees, or for contracts that are expected to produce profits followed by losses. The liabilities are accrued in relation to estimated contract assessments.

        At issue and each valuation date, we develop an estimate of the expected future gross profits. These estimated gross profits contain assumptions relating to mortality, morbidity, lapses, investment yield and expenses. As actual experience emerges, the gross profits may vary from those expected either in magnitude or timing, in which case a true-up to actual occurs as a charge or credit to current net income. In addition, we are required to revise our assumptions regarding future experience as soon as the current assumptions are no longer actuarially credible. Both actions, reflecting actual experience and changing future estimates, can change both the current amount and the future amortization pattern of the DPAC asset and related actuarial balances.

        For individual variable life insurance, individual variable annuities and group annuities which have separate account U.S. equity investment options, we utilize a mean reversion methodology (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth rate assumption used for the calculation of estimated gross profits. If actual annualized U.S. equity market performance varies from our 8% long-term assumption, we assume different performance levels over the next 30 quarters such that the mean return is equal to the long-term assumption over the mean reversion period. However, our mean reversion process generally limits assumed returns to a range of 4-12% during the mean reversion period. The 12% cap was reached during the third quarter of 2008. Therefore, we will not adjust the equity return assumption by the amount needed to result in a mean return equal to the long-term assumption.

        Internal Replacements.    We review polices for modifications that result in the exchange of an existing contract for a new contract. If the new contract is determined to be an internal replacement that is substantially changed from the replaced contract, any unamortized DPAC and related actuarial balances are written off and acquisition costs related to the new contract are capitalized as appropriate. If the new contract is substantially unchanged, we continue to amortize the existing DPAC and related actuarial balances.

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

        Sensitivities.    As of December 31, 2008, the net balance of DPAC and related actuarial balances was a $3,164.2 million asset. We perform sensitivity analyses to assess the impact that certain assumptions have on our DPAC and related actuarial balances. The following table shows the estimated immediate impact of various assumption changes on our DPAC and related actuarial balances.

Estimated impact to net income (1)
(in millions)
Reducing the future equity return assumption by 1%	$(8.0)
Reducing the future general account net investment return assumption by 0.5% (2)	$(48.8)
Removing the mean reversion methodology from the estimated gross profit calculation	$(17.3)
A one-time, 10% drop in equity market values	$(11.8)
Increasing all future lapse rate assumptions by 10% of the baseline assumption (3)	$(24.7)

(1)
Reflects the net impact of changes to the DPAC asset, sales inducement asset, unearned revenue liability, reinsurance asset or liability, PVFP and additional benefit reserves.

(2)
Net investment return represents net investment income plus net realized capital gains (losses).

(3)
This calculation reflects an increase in lapse rates only for products where increasing the lapse rate leads to a write-down of the DPAC asset. Lapse rates were left unchanged for those products where an increase in lapse rates would lead to a write-up of the DPAC asset.

        Amortization Based on Premium-Paying Period.    DPAC of non-participating term life insurance and individual disability policies are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless a loss recognition event occurs. As of December 31, 2008, these policies accounted for less than 10% of our total DPAC balance.

Goodwill and Other Intangible Assets

        Goodwill and other intangibles include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and intangible assets with indefinite lives are not amortized. Rather, they are tested for impairment on an annual basis during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The process of evaluating goodwill and other intangibles with indefinite lives for impairment requires several judgments and assumptions to be made to determine the fair value, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market-based assumptions.

        Intangible assets that do not have indefinite lives are amortized as related benefits emerge and are reviewed periodically for indicators of impairment in value. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the current carrying value of the asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over their fair value. For those products amortized as related benefits emerge, the most significant assumptions involved in the estimation of future benefits include surrender/lapse rates, interest margins and mortality.

        Despite the challenging economic environment, we did not recognize a material impairment in our 2008 consolidated statement of operations. Investment management contracts acquired in our 2006 purchase of WM Advisors, Inc. is the most material intangible asset included in our 2008 consolidated statement of financial position with a carrying value of $608.0 million. Higher than expected net cash flows and significantly lower than expected expenses more than offset lower than expected market returns on the underlying assets acquired. As a result, the fair value of this intangible asset as of December 31, 2008, was in excess of its carrying value. Although we did not recognize a material impairment in our 2008 consolidated statement of operations, we cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $375.5 million and $925.3 million as of December 31, 2008, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, further declines in the equity markets, the legal environment in which the businesses operate, or a material negative change in our relationships with significant customers. Additional information about impairments is described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Goodwill and Other Intangible Assets."

Insurance Reserves

        Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to or on behalf of our policyholders. U.S. GAAP, allowing for some degree of managerial judgment, prescribes the methods of establishing reserves.

        Future policy benefits and claims include reserves for traditional individual and group life insurance, accident and health insurance and individual and group annuities that provide periodic income payments, which are computed using assumptions of mortality, morbidity, lapse, investment performance and expense. These assumptions are based on our experience and are periodically reviewed against industry standards to ensure actuarial credibility. For long duration insurance contracts, once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy. However, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves may also be established for short duration contracts to provide for expected future losses. Our reserve levels are reviewed throughout the year using internal analysis including, among other things, experience studies, claim development analysis and annual statutory asset adequacy analysis. To the extent experience indicates potential loss recognition, we recognize losses on certain lines of business. The ultimate accuracy of the assumptions on these long-tailed insurance products cannot be determined until the obligation of the entire block of business on which the assumptions were made is extinguished. Short-term variances of actual results from the assumptions used in the computation of the reserves are reflected in current period net income and can impact quarter-to-quarter net income.

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

        The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve known as the Citigroup Pension Discount Curve. This curve is constructed from the Treasury curve by adding option-adjusted spreads that are drawn from the double-A corporate sector of the Salomon Broad Investment-Grade Bond Index. The bonds with excessive call exposure are excluded, as are securities with option-adjusted spreads that are more than two standard deviations away from the preliminary average. The final spreads are determined using this call-protected sample of double-A corporate bonds. Based on this methodology for 2008 year-end, we set the discount rate at 6.00% as compared to 6.30% for 2007 year-end. A 0.25% decrease in the discount rate would increase pension benefits Projected Benefit Obligation and the 2009 Net Periodic Pension Cost ("NPPC") by approximately $65.4 million and $9.7 million, respectively. A 0.25% decrease in the discount rate would increase other postretirement benefits Accumulated Postretirement Benefit Obligation and the 2009 Net Periodic Benefit Cost ("NPBC") by approximately $11.8 million and $1.3 million, respectively. A 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with those noted above.

        The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy and the tax structure of the trusts. For the 2008 NPPC and 2008 NPBC, an 8.25% and 7.30% weighted average long-term rate of return was used, respectively. For the 2009 NPPC and 2009 NPBC, an 8.00% and 7.30% weighted average long-term rate of return assumption will be used, respectively. A 0.25% decrease in the assumed long-term rate of return would increase 2009 NPPC by approximately $2.5 million and the 2009 NPBC by approximately $0.9 million. A 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2008.

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

        Prior service costs are amortized on a weighted average basis over approximately 6 years for both pension and other postretirement benefit costs.

Income Taxes

        We provide for income taxes based on our estimate of the liability for taxes due. Our tax accounting represents management's best estimate of various events and transactions, such as completion of tax audits or establishment of, or changes to, a valuation allowance associated with certain deferred tax assets, which could affect our estimates and effective tax rate in a particular quarter or annual period.

        Inherent in the provision for income taxes are estimates regarding the deductibility of certain items, the timing of income and expense recognition and the current or future realization of capital losses and certain tax credits. The current economic environment has resulted in a significant increase in realized and unrealized losses on our fixed maturity securities. The corresponding deferred tax asset by taxing jurisdiction will more likely than not be fully realized considering our buy-and-hold investment philosophy for securities experiencing unrealized losses and available tax planning strategies that management is willing to implement for securities experiencing realized losses, if necessary. Our tax planning strategy is to sell various appreciated securities and other capital assets that if sold would result in sufficient capital gains to realize the deferred tax assets, thus minimizing the need for a valuation allowance.

        In the event our estimates of the ultimate deductibility of certain items, the timing of the recognition of income and expense or the current or future realization of capital losses and certain tax credits differ from prior estimates due to the receipt of new information, we may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated financial statements in the year these estimates change. A further significant decline in value of assets incorporated into our tax planning strategies could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results.

        In addition, the amount of income taxes paid is subject to audits in various jurisdictions. Tax benefits are recognized for book purposes when the more-likely-than-not threshold is met with regard to the validity of an uncertain tax position. Once this threshold is met, for each uncertain tax position, we recognize in earnings the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the IRS or other income taxing authorities for audits ongoing or not yet commenced. We had $226.2 million and $251.5 million of current income tax receivables associated with outstanding audits reported as other assets in our consolidated statements of financial position as of December 31, 2008 and 2007, respectively. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

Transactions Affecting Comparability of Results of Operations

Acquisitions

        We acquired the following businesses, among others, during the past three years:

        Morley Financial Services, Inc.    On August 31, 2007, we acquired Morley Financial Services, Inc. ("Morley Financial Services") from Nationwide Mutual Insurance Company, for $75.0 million in cash. Morley Financial Services is a stable value asset manager with approximately $14.0 billion in institutional AUM at the time of purchase. The operations of Morley Financial Services are reported and consolidated in our Global Asset Management segment.

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

        Principal Global Services Private Limited.    In December 2005, we formed Principal Global Services Private Limited ("PGS"), which began operations in Pune, India, as of August 2006. PGS employees perform services for our U.S. operations including claims data entry, 401(k) processing, information technology ("IT") coding/application development and IT quality assurance. PGS start-up costs were reported in our Corporate segment through 2006. Beginning in 2007, expenses are allocated to the segments for which services are performed.

Dispositions

        We entered into disposition agreements or disposed of the following businesses, among others, during the past three years:

        Post Advisory Group, LLC.    Effective January 1, 2009, we sold certain asset management contracts within our Post Advisory Group, LLC subsidiary. The transaction does not qualify for discontinued operations treatment under U.S. GAAP. The realized capital gain from the sale, which will be reflected in our Global Asset Management segment, is not material.

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

Other

        Commercial Mortgage Securities Issuance Operation.    During the third quarter of 2008, we made a decision to terminate our commercial mortgage securities issuance operation which does not qualify for discontinued operations treatment under U.S. GAAP. Therefore, the results of the terminated commercial mortgage securities issuance operation are still included in our consolidated income from continuing operations.

        As a result of our decision to terminate our commercial mortgage securities issuance operation, amounts previously included in our Global Asset Management segment operating earnings related to this operation have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. Our commercial mortgage securities issuance operation had operating revenues of $(32.2) million, $30.1 million and $60.6 million for the years ended December 31, 2008, 2007 and 2006, respectively and after-tax operating earnings (losses) of $(28.1) million, $5.7 million and $28.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

        Senior Note Issuance.    During fourth quarter 2006, we issued $600.0 million of senior notes. The notes bear interest at a rate of 6.05% per year. Interest on the notes is payable semi-annually on April 15 and October 15, and began on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds was used to fund the acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes.

        Reinsurance Subsidiaries.    In December 2008, Principal Life established a wholly owned insurance subsidiary, Principal Life Insurance Company of Iowa II, which reinsured a portion of our universal life "secondary" or "no-lapse" guarantee provisions, through an intercompany reinsurance agreement with Principal Life. The reinsurance agreement, which is guaranteed by PFG, allows us to redeploy capital for other corporate purposes.

        In November 2006, Principal Life established a wholly owned reinsurance subsidiary, Principal Reinsurance Company of Vermont ("PVT"), which reinsured a portion of our universal life "secondary" or "no-lapse" guarantee provisions as well as our current term product, through intercompany reinsurance agreements with Principal Life. The reinsurance agreements, which are accompanied with a third party letter of credit issued to PVT and guaranteed by PFG, allow us to redeploy capital for other general corporate purposes.

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

        Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations. Our consolidated income from continuing operations was positively impacted $6.1 million, $5.9 million and $5.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates for our foreign operations. For a discussion of our approaches to foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk."

Stock-Based Compensation Plans

        For information related to our Stock-Based Compensation Plans, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 20, Stock-Based Compensation Plans."

Defined Benefit Pension and 401(k) Expense

        The 2008 annual pension benefit expense that was reflected in net income for substantially all of our employees and certain agents was $12.3 million pre-tax, which was an $11.8 million decrease from the 2007 pre-tax pension expense of $24.1 million. This decrease is primarily due to the increase in discount rate and greater than estimated returns on plan assets. The expected long-term return on plan assets assumption remained at 8.25%. The discount rate used to develop the 2008 expense was raised to 6.3%, up from the 6.15% discount rate used to develop the 2007 expense.

        The 2009 annual pension benefit expense for substantially all of our employees and certain agents is expected to be $157.6 million pre-tax, which is a $145.3 million increase from the 2008 pre-tax pension expense that was reflected in net income of $12.3 million. This increase is primarily due to much lower than expected asset returns and a decrease in our discount rate. The expected long-term return on plan asset assumption was lowered to 8.0% based on a review of this assumption during 2008. The discount rate used to develop the 2009 expense was lowered to 6.0%, down from the 6.3% discount rate used to develop the 2008 expense.

Recent Accounting Changes

        For recent accounting changes, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies."

Results of Operations

        The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,			Increase (decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Revenues:
Premiums and other considerations	$4,209.2	$4,634.1	$4,305.3	$(424.9)	$328.8
Fees and other revenues	2,426.5	2,634.7	1,902.5	(208.2)	732.2
Net investment income	3,994.3	3,966.5	3,620.6	27.8	345.9
Net realized capital gains (losses)	(694.1)	(328.8)	44.7	(365.3)	(373.5)

Total revenues	9,935.9	10,906.5	9,873.1	(970.6)	1,033.4
Expenses:
Benefits, claims and settlement expenses	6,219.9	6,435.3	5,692.4	(215.4)	742.9
Dividends to policyholders	267.3	293.8	290.7	(26.5)	3.1
Operating expenses	2,995.1	3,129.2	2,558.7	(134.1)	570.5

Total expenses	9,482.3	9,858.3	8,541.8	(376.0)	1,316.5

Income from continuing operations before income taxes	453.6	1,048.2	1,331.3	(594.6)	(283.1)
Income taxes (benefits)	(4.5)	208.1	295.9	(212.6)	(87.8)

Income from continuing operations, net of related income taxes	458.1	840.1	1,035.4	(382.0)	(195.3)
Income from discontinued operations, net of related income taxes	—	20.2	28.9	(20.2)	(8.7)

Net income	458.1	860.3	1,064.3	(402.2)	(204.0)
Preferred stock dividends	33.0	33.0	33.0	—	—

Net income available to common stockholders	$425.1	$827.3	$1,031.3	$(402.2)	$(204.0)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

  Net Income Available to Common Stockholders

        Net income available to common stockholders decreased primarily due to a $248.4 million after-tax increase in net realized capital losses. The change in net realized capital losses was primarily driven by higher impairments, net of recoveries from sales, on fixed maturity and equity securities and mark to market losses versus gains on fixed maturity and equity securities classified as trading. In addition, net income available to common stockholders for the U.S. Asset Accumulation segment decreased primarily due to a decline in account values in our full service accumulation business stemming from poor equity markets in 2008 and shifts in the mix of business.

  Total Revenues

        Premiums decreased $195.5 million for the Life and Health Insurance segment primarily due to a reduction in average covered medical members in our health insurance business. In addition, U.S. Asset Accumulation segment premiums decreased $187.6 million primarily due to a decrease in sales of single premium group annuities with life contingencies within our full service payout business, which was partially offset by an increase in our individual payout annuities business primarily relating to increased sales of annuities with life contingencies.

        Fees decreased $244.9 million for our U.S. Asset Accumulation segment due to a decline in account values stemming from poor equity markets in 2008 and shifts in the mix of business.

        Net investment income increased due to a slight increase in the average annualized yield on invested assets and cash, which was 6.3% and 6.2% for the years ended December 31, 2008 and 2007, respectively.

        Net realized capital gains (losses) can be volatile due to mark to market adjustments of certain invested assets, other than temporary impairments of invested assets, and our decision to sell appreciated invested assets. Net realized capital losses increased primarily due to higher impairments, net of recoveries from sales, on fixed maturity and equity securities and mark to market losses versus gains on fixed maturity and equity securities classified as trading. For additional information, see "Investments — Investment Results."

  Total Expenses

        Benefits, claims and settlement expenses decreased $189.6 million for the Life and Health Insurance segment, primarily due to a decrease in average covered medical members in our health insurance business.

        Operating expenses decreased $83.1 million for the Corporate segment, primarily due to a decline in amounts credited to employee accounts in a nonqualified defined contribution pension plan, which was offset by a corresponding reduction in net realized capital gains related to the assets backing this nonqualified plan. In addition, U.S. Asset Accumulation operating expenses decreased $69.6 million, primarily due to a comprehensive assumption study in our full service accumulation business that was completed during the third quarter of 2007, which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of previously deferred expenses in 2007.

  Income Taxes

        The effective income tax rates were -1% and 20% for the years ended December 31, 2008 and 2007, respectively. The effective income tax rate for the year ended December 31, 2008, was lower than the U.S. corporate income tax rate of 35% ("U.S. statutory rate") primarily due to income tax deductions allowed for corporate dividends received, interest exclusion from taxable income and additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate. The effective income tax rate for the year ended December 31, 2007, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income. The effective income tax rate decreased to -1% from 20% for the years ended December 31, 2008 and 2007, respectively, primarily due to an increase in our net realized capital losses with no proportionate change in permanent items, additional U.S. foreign tax credits resulting from the aforementioned Brazilian tax rate increase and tax refinements made in 2007 related to prior years. The net increase in deferred tax liabilities associated with the newly enacted Brazilian income tax rate is reflected in net investment income because the equity method of accounting is applied to our Brazilian operations; however, the benefit from additional U.S. foreign tax credits is reflected in income tax expense.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

  Net Income Available to Common Stockholders

        Net income available to common stockholders decreased primarily due to a $240.0 million after-tax change in net realized capital losses. The change in net realized capital losses was primarily driven by higher other than temporary impairments, net of recoveries, of fixed maturity securities and as well as higher mark to market losses on derivative activities.

  Total Revenues

        Premiums increased $248.5 million for the U.S. Asset Accumulation segment primarily due to an increase in sales of single premium group annuities with life contingencies within our full service payout business and an increase in our individual payout annuities business primarily relating to increased sales from certain distribution channels. In addition, Life and Health Insurance segment premiums increased $72.9 million primarily due to growth in our specialty benefits business.

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

        Net realized capital gains (losses) can be volatile due to mark to market adjustments of certain invested assets, our decision to sell appreciated invested assets and other than temporary impairments of invested assets. Net realized capital losses increased primarily due to higher impairments, net of recoveries, on fixed maturity securities as well as higher mark to market losses on derivative activities. For additional information, see "Investments — Investment Results."

  Total Expenses

        Benefits, claims and settlement expenses increased $416.4 million for the U.S. Asset Accumulation segment, primarily due to an increase in reserves related to higher sales of individual payout annuities and higher cost of interest credited related to a growing block in our individual annuities business. In addition, in full service payout, benefit reserves and expense increased primarily due to strong sales of single premium group annuities with life contingencies. Benefits, claims and settlement expenses also increased $201.1 million for the Life and Health Insurance segment, primarily due to growth in our specialty benefits business and due to higher medical costs and unfavorable prior year claim development in our health insurance business.

        U.S. Asset Accumulation operating expenses increased $461.4 million, primarily due to an increase within Principal Funds relating to higher costs associated with an increase in staff and infrastructure needed to support the growth in the business and the impact from the WM Advisors, Inc. acquisition. In addition, a $108.6 million increase from the Global Asset Management segment, primarily in our fee mandate business, was due to continued growth in staff and staff-related costs as a result of continued growth in AUM and the acquisitions of Edge Asset Management and Morley Financial Services.

  Income Taxes

        The effective income tax rates were 20% and 22% for the years ended December 31, 2007 and 2006, respectively. The effective income tax rate for the year ended December 31, 2007, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income. The effective income tax rate for the year ended December 31, 2006, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, interest exclusion from taxable income and tax refinements in Mexico and Chile.

Results of Operations by Segment

        For results of operations by segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 19, Segment Information."

U.S. Asset Accumulation Segment

U.S. Asset Accumulation Trends

        Account values are a key indicator of earnings growth for the segment, as account values are the base by which the segment generates its fee and spread-based profits. Net cash flow and market performance are the two main drivers of account value growth. Net cash flow reflects the segment's ability to attract and retain client deposits. Market performance reflects not only the equity market performance, but also the investment performance of fixed income investments supporting our spread business. The percentage growth in earnings of the segment should generally track the percentage growth in account values. This trend may vary due to changes in business and/or product mix.

        The following table presents the U.S. Asset Accumulation account value rollforward for the years indicated:

	For the year ended December 31,
	2008	2007	2006
	(in billions)
Account values, beginning of period	$180.8	$163.3	$120.3
Net cash flow	5.0	6.7	6.9
Credited investment performance	(37.6)	10.3	13.0
Other	(2.1)	0.5	23.1	(1)

Account values, end of period	$146.1	$180.8	$163.3

(1)
Includes $22.5 billion relating to the December 31, 2006, acquisition of WM Advisors, Inc.

U.S. Asset Accumulation Segment Summary Financial Data

        The following table presents certain summary financial data relating to the U.S. Asset Accumulation segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Operating revenues:
Premiums and other considerations	$523.2	$710.8	$462.3	$(187.6)	$248.5
Fees and other revenues	1,455.1	1,691.4	1,105.9	(236.3)	585.5
Net investment income	2,820.1	2,748.0	2,538.8	72.1	209.2

Total operating revenues	4,798.4	5,150.2	4,107.0	(351.8)	1,043.2
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	2,711.5	2,812.6	2,392.1	(101.1)	420.5
Operating expenses	1,417.4	1,510.1	1,040.8	(92.7)	469.3

Total expenses	4,128.9	4,322.7	3,432.9	(193.8)	889.8

Operating earnings before income taxes	669.5	827.5	674.1	(158.0)	153.4
Income taxes	138.2	171.7	131.5	(33.5)	40.2

Operating earnings	$531.3	$655.8	$542.6	$(124.5)	$113.2

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

  Operating Earnings

        Operating earnings in our full service accumulation business decreased $95.1 million primarily due to a decrease in account values stemming from poor equity markets in 2008 and the shifts in mix of business. Furthermore, 2007 results benefited from the third quarter 2007 completion of a comprehensive assumption study, which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of a $30.1 million after-tax operating earnings benefit. To a lesser extent, operating earnings were reduced by a decline in the tax benefits associated with the dividend received deduction stemming from a declining equity environment. In addition, operating earnings in our Principal Funds business decreased $18.7 million primarily due to lower management fees stemming from a decrease in average account values due to the poor equity markets in 2008.

  Operating Revenues

        Premiums in our full service payout business decreased $253.3 million primarily due to a decrease in sales of single premium group annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period. Partially offsetting this decrease was a $65.7 million increase in premiums from our individual payout annuities business due to increased sales of annuities with life contingencies.

        Fees in our full service accumulation business decreased $190.7 million primarily due to the third quarter 2007 completion of a comprehensive assumption study, which resulted in the unlocking of our unearned revenue assumptions and led to the recognition of previously deferred revenue in 2007. Furthermore, fees decreased due to a decline in account values stemming from poor equity markets in 2008 and shifts in the mix of business. Fees in our Principal Funds business decreased $65.2 million primarily due to lower management and distribution fees stemming from a decrease in average account values due to poor equity markets in 2008.

        Net investment income increased primarily due to an $802.6 million increase in average invested assets and cash. Average annualized yield on invested assets and cash was 5.8% for both the years ended December 31, 2008 and 2007.

  Total Expenses

        Benefits, claims and settlement expenses decreased $252.8 million within our full service payout business primarily due to a decrease in single premium group annuity sales. In addition, our investment only business decreased $55.0 million primarily due to a decrease in cost of interest credited on this block of business resulting from a decrease in account values and lower crediting rates. Partially offsetting the decrease was a $190.4 million increase within our individual annuities business primarily due to an increase in cost of interest credited on fixed deferred annuities related to normal growth in the block and, to a lesser extent, an increase in reserves related to higher sales of individual payout annuities with life contingencies.

        Operating expenses in our full service accumulation business decreased $101.0 million primarily due to the third quarter 2007 completion of a comprehensive assumption study, which resulted in the unlocking of our DPAC assumptions and led to the recognition of previously deferred expenses in 2007. Also contributing to lower operating expenses were decreases in normal DPAC amortization due to lower current period earnings and lower asset management expense stemming from a decrease in account values. Operating expenses decreased $34.8 million within Principal Funds primarily due to lower asset based expenses stemming from a decrease in average account values, which resulted from poor equity markets in 2008. Partially offsetting the overall decrease was a $48.8 million increase in our individual annuities business primarily due to increased DPAC amortization expense on variable annuities as a result of the negative equity market performance experienced throughout 2008 and, to a lesser extent, increased expenses related to the normal growth in the block of fixed annuities.

  Income Taxes

        The effective income tax rate for the segment was 21% for both the years ended December 31, 2008 and 2007. The effective income tax rates were lower than the U.S. statutory rate, primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

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

  Operating Revenues

        Premiums in our full service payout business increased $140.0 million primarily due to an increase in sales of single premium group annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period. Premiums in our individual payout annuities business increased $108.5 million primarily due to increased sales from certain distribution channels.

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

        Net investment income increased primarily due to a $3,097.4 million increase in average invested assets and cash. Average annualized yield on invested assets and cash was 5.8% for both the years ended December 31, 2007 and 2006.

  Total Expenses

        Benefits, claims and settlement expenses increased $195.9 million within our individual annuities business primarily due to an increase in reserves related to higher sales of individual payout annuities. Also, as a result of a growing block of individual annuities, cost of interest credited on fixed deferred annuities increased. In addition, in full service payout, benefit reserves and expenses increased $141.9 million, primarily due to strong sales of single premium group annuities with life contingencies. Furthermore, our investment only business increased $81.9 million primarily due to an increase in cost of interest credited on this block of business resulting from an increase in account values and higher crediting rates.

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

  Income Taxes

        The effective income tax rates for the segment were 21% and 20% for the years ended December 31, 2007 and 2006, respectively. The effective income tax rates were lower than the U.S. statutory rate, primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

Global Asset Management Segment

  Global Asset Management Trends

        While we have experienced success in winning institutional asset management mandates and expect to see continued growth in this area, the market conditions have impacted our overall AUM growth across all asset classes. Our third-party AUM decreased $17.0 billion during 2008 primarily as a result of market performance.

        The following table provides a summary of Global Asset Management's affiliated and third-party AUM as of December 31, 2008, 2007 and 2006:

	Principal Global Investors
As of	Affiliated AUM	Third-party AUM	Total AUM
	(in billions)
December 31, 2008	$119.7	$70.3	$190.0
December 31, 2007	148.7	87.3	236.0
December 31, 2006	132.3	59.1	191.4

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

        The following table presents AUM rollforward for assets managed by Global Asset Management for the years indicated:

	For the year ended December 31,
	2008	2007	2006
	(in billions)
AUM, beginning of period	$236.0	$191.4	$144.5
Net cash flow	3.3	15.8	12.8
Investment performance	(46.0)	12.5	13.7
Operations acquired (1)	—	13.7	22.6
Other	(3.3)	2.6	(2.2)

AUM, end of period	$190.0	$236.0	$191.4

(1)
Includes acquisition of Morley Financial Services in 2007 and acquisition of WM Advisors, Inc. in 2006.

        The following table presents certain summary financial data relating to the Global Asset Management segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Operating revenues:
Fees and other revenues	$577.3	$536.8	$392.7	$40.5	$144.1
Net investment income	21.2	36.1	34.8	(14.9)	1.3

Total operating revenues	598.5	572.9	427.5	25.6	145.4
Expenses:
Total expenses	453.2	414.4	314.7	38.8	99.7

Operating earnings before income taxes	145.3	158.5	112.8	(13.2)	45.7
Income taxes	50.9	55.7	39.0	(4.8)	16.7

Operating earnings	$94.4	$102.8	$73.8	$(8.4)	$29.0

  Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

  Operating Earnings

        Operating earnings in our spread business decreased $5.6 million primarily due to lower earnings as a result of lower investment income and loan volumes in 2008 compared to 2007. Operating earnings in our fee mandate business decreased $2.8 million as a decline in borrower fees and transaction fees from our real estate line of business was partially offset by an increase in management and performance fee revenues.

  Operating Revenues

        Fees in our fee mandate business increased $44.1 million due to higher management fees and performance fees despite the adverse market conditions, which have dampened our overall growth. In addition to the acquisition of Morley Financial Services, we continued to see growth in management fees from our fixed income and equity lines of business, however, borrower fees and transaction fees have decreased due to lower real estate activity. Partially offsetting the fee mandate business increase is a decrease in our spread business of $3.6 million due to lower loan origination fees in 2008 compared to 2007.

        Net investment income decreased $7.7 million in our spread business due to lower investment income earned on our loan portfolio. Net investment income decreased $7.2 million in our fee mandate business as a result of the declining interest rate environment.

  Total Expenses

        Total expenses increased $41.3 million in our fee mandate business due to growth in staff related costs, primarily as a result of incentive compensation paid on performance fees received during the fourth quarter of 2008, as well as the acquisition of Morley Financial Services in the third quarter of 2007.

  Income Taxes

        The effective income tax rate for the segment was 35% for both the years ended December 31, 2008 and 2007.

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

  Operating Earnings

        Operating earnings increased $28.9 million in our fee mandate business primarily due to strong net cash flows that drove an increase in AUM.

  Operating Revenues

        Fees increased $142.6 million in our fee mandate business due to continued growth in management fees across all lines of business, as a result of growth in AUM, in addition to the acquisition of Edge Asset Management and Morley Financial Services.

        Net investment income increased $1.5 million in our fee mandate business due to earnings on cash and other investments.

  Total Expenses

        Total expenses increased $99.2 million in our fee mandate business due to growth in staff and staff related costs as a result of continued growth in AUM and the acquisitions of Edge Asset Management and Morley Financial Services.

  Income Taxes

        The effective income tax rate for the segment was 35% for both the years ended December 31, 2007 and 2006.

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

        The following table presents the International Asset Management and Accumulation AUM rollforward for the years indicated:

	For the year ended December 31,
	2008	2007	2006
	(in billions)
AUM, beginning of period	$28.7	$19.1	$15.4
Net cash flow	1.0	2.1	2.0
Investment performance	(1.6)	3.0	2.0
Effect of exchange rates	(5.0)	2.3	0.1
Other (1)	—	2.2	(0.4)

AUM, end of period	$23.1	$28.7	$19.1

(1)
Other increases to AUM include $2.2 billion from our SBB acquisition in Malaysia in 2007.

        The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Operating revenues:
Premiums and other considerations	$204.1	$246.4	$239.1	$(42.3)	$7.3
Fees and other revenues	123.1	136.4	114.0	(13.3)	22.4
Net investment income	521.8	413.5	252.3	108.3	161.2

Total operating revenues	849.0	796.3	605.4	52.7	190.9
Expenses:
Benefits, claims and settlement expenses	586.6	526.7	399.1	59.9	127.6
Operating expenses	150.6	141.4	144.5	9.2	(3.1)

Total expenses	737.2	668.1	543.6	69.1	124.5

Operating earnings before income taxes	111.8	128.2	61.8	(16.4)	66.4
Income taxes (benefits)	(14.5)	17.5	(10.0)	(32.0)	27.5

Operating earnings	$126.3	$110.7	$71.8	$15.6	$38.9

  Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

  Operating Earnings

        Operating earnings in our equity method investment in Brazil increased $11.1 million primarily due to the strengthening of the Brazilian real versus the U.S. dollar, coupled with pricing changes resulting in higher fees and net unlocking and true-up adjustments that lowered DPAC and PVFP amortization. Operating earnings in Chile increased $6.1 million primarily due to higher inflation-based investment returns net of interest crediting to customers.

  Operating Revenues

        Premiums in Chile decreased $40.6 million primarily due to lower sales of single premium annuities with life contingencies.

        Fees and other revenues decreased $10.0 million primarily due to lower AUM and reduced fee charges for our operations in India. In addition, fees and other revenues decreased $4.0 million in Chile due to 2008 unlocking adjustments, which lowered unearned revenue accruals, and lower AUM.

        Net investment income increased primarily due to a higher annualized yield on average invested assets and cash, excluding our equity method investments, due to larger inflation-based investment returns in Chile. The annualized yield on average invested assets and cash, excluding our equity method investments, was 13.8% and 10.3% for the years ended December 31, 2008 and 2007, respectively.

  Total Expenses

        Benefits, claims and settlement expenses increased $54.4 million in Chile, primarily due to higher interest crediting rates in 2008, which was partially offset by a lower change in reserve expense associated with decreased sales of single premium annuities with life contingencies.

        Operating expenses in Mexico increased $13.8 million primarily due to net unlocking and true-up adjustments resulting in lower DPAC and PVFP amortization in 2007 related to enacted legislation. This increase in operating expenses was partially offset by lower compensation costs for our corporate headquarters.

  Income Taxes

        The effective income tax rates for the segment were -13% and 14% for the years ended December 31, 2008 and 2007, respectively. The effective income tax rate for the year ended December 31, 2008, was lower than the U.S. statutory rate primarily due to additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate, taxes on our share of earnings generated from our equity method investments being reflected in net investment income and the lower tax rates of foreign jurisdictions. The Brazilian tax rate change caused a one-time increase in the net deferred tax liabilities within our equity method investment during the second quarter that was offset by U.S. foreign tax credits, which reduced income tax expenses. There was no total impact to operating earnings. The effective income tax rate for the year ended December 31, 2007, was lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from our equity method investments that are included in net investment income and the lower tax rates of foreign jurisdictions.

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

  Income Taxes

        The effective income tax rates for the segment were 14% and -16% for the years ended December 31, 2007 and 2006, respectively. The effective income tax rate for the year ended December 31, 2007, was lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from our equity method investments that are included in net investment income and the lower tax rates of foreign jurisdictions. The effective income tax rate for the year ended December 31, 2006, was lower than the U.S. statutory rate, primarily due to tax refinements in Mexico and Chile and taxes on our share of earnings generated from our equity method investments that are included in net investment income.

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

        The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the years indicated:

	Universal and variable universal life insurance	Traditional life insurance
For the year ended	Fee revenues	Premiums
	(in millions)
December 31, 2008	$338.8	$591.7
December 31, 2007	282.6	611.7
December 31, 2006	225.3	624.4

        The following table provides a summary of our individual life insurance policyholder liabilities for the years indicated:

	Universal and variable universal life insurance	Traditional life insurance
As of	Policyholder liabilities(1)	Policyholder liabilities
	(in millions)
December 31, 2008	$4,692.5	$5,856.7
December 31, 2007	4,544.2	5,910.9
December 31, 2006	3,948.6	5,921.5

(1)
Includes separate account liabilities for policies with variable investment options.

Health Insurance Trends

        In our health insurance and fee-for-service businesses, we continue to experience membership declines due to lower sales and higher lapses.

        Our health insurance premium and fees were as follows for the years indicated:

	Premium and fees
For the year ended	Group medical insurance	Fee-for-service
	(in millions)
December 31, 2008	$1,617.0	$143.0
December 31, 2007	1,808.7	167.3
December 31, 2006	1,861.4	172.5

        Our covered medical members were as follows for the years indicated:

	Covered medical members
As of	Group medical insurance	Fee-for-service
	(in thousands)
December 31, 2008	449.3	543.9
December 31, 2007	566.1	669.2
December 31, 2006	642.5	758.0

  Specialty Benefits Insurance Trends

        Premium and fee growth for the individual disability line of our specialty benefits insurance business is being driven by solid sales and retention, while growth of the group lines has slowed compared to prior years as we maintain pricing discipline in a very competitive environment.

        The following table provides a summary of our specialty benefits insurance premium and fees for the years indicated:

	Premium and fees
For the year ended	Group dental and vision insurance	Group life insurance	Group disability insurance	Individual disability insurance
	(in millions)
December 31, 2008	$557.3	$348.2	$303.5	$172.6
December 31, 2007	541.0	344.2	304.6	160.0
December 31, 2006	496.3	310.4	254.9	141.6

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

        The following table presents certain summary financial data relating to the Life and Health Insurance segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Operating revenues:
Premiums and other considerations	$3,476.1	$3,671.6	$3,598.7	$(195.5)	$72.9
Fees and other revenues	528.9	495.4	444.2	33.5	51.2
Net investment income	677.0	690.1	693.3	(13.1)	(3.2)

Total operating revenues	4,682.0	4,857.1	4,736.2	(175.1)	120.9
Expenses:
Benefits, claims and settlement expenses	2,909.0	3,110.2	2,910.3	(201.2)	199.9
Dividends to policyholders	265.7	290.1	290.3	(24.4)	(0.2)
Operating expenses	1,104.7	1,129.5	1,110.8	(24.8)	18.7

Total expenses	4,279.4	4,529.8	4,311.4	(250.4)	218.4

Operating earnings before income taxes	402.6	327.3	424.8	75.3	(97.5)
Income taxes	132.2	106.2	142.3	26.0	(36.1)

Operating earnings	$270.4	$221.1	$282.5	$49.3	$(61.4)

  Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

  Operating Earnings

        Operating earnings in our health insurance business increased $27.6 million primarily due to favorable prior year claim developments in 2008 compared to unfavorable prior year claim development in 2007. At the end of a reporting period, we recognize a liability for the estimate of claims incurred but not reported. In subsequent periods, an adjustment to prior period claim development is made to reflect actual or updated estimates of incurred claims. Operating earnings in our specialty benefits insurance business increased $18.3 million, primarily due to favorable claims experience in our disability businesses. Operating earnings in our individual life insurance business increased $3.4 million due to updating the dividend scale to reflect the experience of the Closed Block and growth in the business, partially offset by an increase in DPAC amortization.

  Operating Revenues

        Premiums decreased $189.1 million in our health insurance business, as a reduction in average covered medical members was partially offset by an increase in premium per member. Premiums decreased $36.9 million in our individual life insurance business due to the expected continued decline from the decreasing block of traditional life insurance business. These decreases were partially offset by a $30.5 million increase in our specialty benefits insurance business due to growth in the individual disability line of business and dental trend (premium increase resulting from higher costs and utilization).

        Fees and other revenues increased $58.6 million in our individual life insurance business due to growth in the universal life and variable universal life lines of business. This increase in fees more than offset the decline in individual life insurance premiums. Partially offsetting this increase in fees and other revenues was a $26.9 million decrease in our health insurance business, largely due to a change in classification in 2008 of the reimbursement of certain pass-through expenses, which removed them from both fee revenues and operating expenses, and a decrease in average fee-for-service medical members.

  Total Expenses

        Benefits, claims and settlement expenses decreased $216.2 million in our health insurance business due to a decrease in average covered medical members and favorable prior period claim development in 2008 compared to unfavorable prior year claim development in 2007.

        Dividends to policyholders decreased $24.4 million, primarily from updating the policyholder dividend scale to reflect the experience of the Closed Block.

        Operating expenses decreased $53.2 million in our health insurance business due to actively managing to lower expenses associated with a decline in insured medical and fee-for-service members and due to a change in classification in 2008 of the reimbursement of certain pass-through expenses, removing them from both fee revenues and operating expenses. Partially offsetting this decrease was a $15.9 million increase in our individual life insurance business primarily related to higher DPAC amortization due to reduced equity market performance and worse mortality experience. Individual life insurance operating expenses also increased due to sales growth. Additionally, operating expenses increased $12.0 million in our specialty benefits insurance business in line with moderate growth in the business.

  Income Taxes

        The effective income tax rates for the segment were 33% and 32% for the years ended December 31, 2008 and 2007, respectively. The effective income tax rates were lower than the U.S. statutory rate as a result of interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

  Operating Earnings

        Operating earnings in our health insurance business decreased $47.7 million due to increases in the cost of medical care, unfavorable prior year claim developments and an overall decline in covered members. These increases in cost were partially offset by increases in premium per member and lower operating expense ratios in our health insurance business Operating earnings in our individual life insurance business decreased $18.8 million, due to favorable DPAC adjustments in 2006 compared to unfavorable DPAC adjustments in 2007, coupled with a decrease in investment income from a lower asset base related to capital reductions, which more than offset growth in the universal life and variable universal life businesses. Operating earnings in our specialty benefits insurance business increased $5.1 million, as growth in premiums and improvement in expense ratios were partially offset by higher loss ratios.

  Operating Revenues

        Premiums increased $149.0 million in our specialty benefits insurance business primarily due to growth in the business resulting from solid sales and retention in all product lines. Premiums decreased $52.7 million in our health insurance business as a reduction in covered members was partially offset by an increase in premium per member. Furthermore, premiums decreased $23.4 million in our individual life insurance business due to the expected continued decline from the decreasing block of traditional life insurance business.

        Fees and other revenues increased $59.7 million in our individual life insurance business due to growth in the universal life and variable universal life lines of business. This increase in fees more than offset the decline in individual life insurance premiums.

  Total Expenses

        Benefits, claims and settlement expenses increased $132.4 million in our specialty benefits insurance business primarily due to growth in the business. Benefits, claims and settlement expenses increased $51.2 million in our health insurance business, as higher claims costs per member and unfavorable prior year claim development were partially offset by a decrease in covered members.

        Operating expenses increased $40.1 million in our individual life insurance business primarily due to an increase in DPAC amortization, which was largely the result of unfavorable unlocking relative to 2006 and higher amortization in 2007 due to growth in the business and higher lapses early in the year. Operating expenses increased $14.8 million in our specialty benefits insurance business due to continued growth in the business. Operating expenses decreased

$36.2 million in our health insurance business primarily due to staff and other reductions associated with the decline in insured medical and fee-for-service medical covered members.

  Income Taxes

        The effective income tax rates for the segment were 32% and 33% for the years ended December 31, 2007 and 2006, respectively. The effective income tax rates were lower than the U.S. statutory rate as a result of interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

  Corporate Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Operating revenues:
Total operating revenues	$(202.8)	$(156.8)	$(110.9)	$(46.0)	$(45.9)
Expenses:
Total expenses	(113.2)	(120.8)	(94.9)	7.6	(25.9)

Operating loss before income taxes and preferred stock dividends	(89.6)	(36.0)	(16.0)	(53.6)	(20.0)
Income tax benefits	(42.9)	(31.3)	(21.7)	(11.6)	(9.6)
Preferred stock dividends	33.0	33.0	33.0	—	—

Operating loss	$(79.7)	$(37.7)	$(27.3)	$(42.0)	$(10.4)

  Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

  Operating Loss

        Operating loss increased primarily due to a decline in average annualized investment yields and to a smaller extent by a decrease in average invested assets for the segment. The decline in average annualized investment yields was primarily due to a decrease in earnings from equity real estate investments and an increase in losses from certain equity method partnership interests.

  Operating Revenues

        Operating revenues decreased due to a decline in average annualized investment yields, resulting mostly from above average gains on equity real estate sales activity in the prior year, as well as lower earnings on certain equity method partnership interests where the underlying assets are marked to market. In addition, operating revenues decreased due to lower average invested assets for the segment. These decreases were offset in part by lower investment expenses due to the unwinding of our variable interest in a synthetic fuel production facility in 2008, as well as a decrease in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

  Total Expenses

        Total expenses increased due to higher interest expense related to federal income tax activities and interest expense on corporate debt. In addition, total expenses increased due to a decrease in inter-segment eliminations included in this segment, which was offset by a corresponding change in operating revenues. These increases were partially offset by a decline in amounts credited to employee accounts in a nonqualified defined contribution pension plan.

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

Liquidity and Capital Resources

        Liquidity and capital resources represent the overall strength of a company and its ability to generate strong cash flows, borrow funds at a competitive rate and raise new capital to meet operating and growth needs. Our legal entity structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure.

Liquidity

        Our liquidity requirements have been and will continue to be met by funds from consolidated operations as well as the issuance of commercial paper, common stock, debt or other capital securities and borrowings from credit facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of our operations, including reasonably foreseeable contingencies. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience or our forecasts of reasonably possible liquidity scenarios, since benefits and surrender levels are influenced by such factors as the interest rate environment, our claims paying ability and our financial strength ratings.

        We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed to be adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons. In the event our current internal sources of liquidity do not satisfy our needs, we may have to seek additional financing and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

        With the uncertainty surrounding the length and severity of the current global recession, we believe it is prudent capital management to continue to explore any and all options available to us to maximize capital flexibility, including accessing the capital markets, utilizing our commercial paper program, cost cutting and internal efficiency initiatives, U.S. government sources of funding and transactions with strategic and other investors. Disruptions, uncertainty or volatility in the capital and credit markets may limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; fund redemption requests on insurance or other financial products; generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, utilize available internal resources or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility and liquidity. We will closely monitor market opportunities to issue securities at favorable terms, explore other capital raising transactions, and continue to follow developments of government programs.

        Despite the fact that approximately $19.1 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity and that our life insurance and annuity liabilities contain provisions limiting early surrenders, given market conditions we have built additional liquidity by increasing cash and cash equivalent holdings to $2.6 billion as of December 31, 2008. Actions to increase liquidity and manage capital include: (i) investing new cash flows into more liquid securities, (ii) reducing our common stock dividend from prior year levels to $0.45 per share and (iii) suspending purchases of our common stock under the existing share repurchase authorization, effective October 13, 2008. Currently, new cash inflows are primarily being invested in cash, short-term government-backed securities and other liquid investments. As a result of increased cash holdings, current yields will be lower than historically experienced. This trend will continue as long as market conditions remain strained and we continue to invest new cash inflows in cash and liquid investments.

        As a savings and loan holding company subject to oversight of the Office of Thrift Supervision, we have applied to participate in TCPP. If we participate in TCPP, we would issue preferred shares and warrants to the Treasury. The amount for which a company can apply is prescribed by the application. We have applied for and could participate in up to $2.0 billion under the program. As a diversified financial services company providing investment, banking, retirement and insurance products to businesses and individuals, the company is a significant provider of credit and liquidity to U.S. corporate and consumer markets. Receipt of TCPP proceeds would allow us to continue to fulfill that role by supporting our ongoing organic growth needs, including Principal Bank, our federal savings bank subsidiary.

        If we were to participate in the TCPP, we would be subject to certain limitations. Prior to the third anniversary of our participation, unless we had redeemed all of the preferred stock issued under the TCPP or the U.S. Treasury had transferred all of the preferred stock to a third party, the consent of the U.S. Treasury would be required for us to, among other things, increase our common stock dividend or repurchase our common stock or other preferred stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based employee compensation awards).

        PFS was accepted for the Federal Reserve's Commercial Paper Funding Facility ("CPFF"). The CPFF is intended to serve as a funding backstop to facilitate the issuance of term commercial paper by eligible issuers. Through CPFF, the Federal Reserve Bank of New York will finance the purchase of unsecured and asset-backed highly rated, U.S.-dollar denominated, three-month commercial paper from eligible issuers through its primary dealers. The facility has been recently extended and is now expected to expire on October 31, 2009. Our available funding under the CPFF is approximately $233.0 million, and as of December 31, 2008, PFS had used its available capacity under the CPFF.

        As of December 31, 2008, we had credit facilities with various financial institutions in an aggregate amount of $792.4 million. As of December 31, 2008 and 2007, we had $500.9 million and $290.8 million of outstanding borrowings related to our credit facilities, with zero and $30.3 million of assets pledged as support, respectively. Assets pledged consisted primarily of commercial mortgages and securities. Our credit facilities include a $600.0 million commercial paper program, of which we issued $482.3 million as of December 31, 2008, $233.0 million of which was issued under the Federal Reserve's CPFF. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2008. On October 5, 2008, Lehman Commercial Paper Inc. ("LCP"), a subsidiary of Lehman Brothers Holdings Inc., filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP is a lender under our credit facilities and had committed to provide $21.0 million under each facility. We are uncertain whether LCP will fulfill its commitments under the credit facilities in light of its bankruptcy filing.

        The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc.    The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa ("the Commissioner") to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. In general, the current statutory limitation is the greater of (i) 10% of Principal Life's statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year.

        Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 2008 statutory results, Principal Life could pay approximately $651.3 million in stockholder dividends in 2009 without exceeding the statutory limitation.

        Principal Life could have paid approximately $686.5 million in statutory dividends in 2008 based on its 2007 statutory financial results without being subject to the restrictions on payment of stockholder dividends. Total stockholder dividends paid by Principal Life to its parent company in 2008 were $5.5 million, which consisted of a non-cash dividend of an equity method investment.

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

        Operations.    Our primary consolidated cash flow sources are premiums from life and health insurance products, pension and annuity deposits, asset management fee revenues, administrative services fee revenues, income from investments and proceeds from the sales or maturity of investments. Cash outflows consist primarily of payment of benefits to policyholders and beneficiaries, income and other taxes, current operating expenses, payment of dividends to policyholders, payments in connection with investments acquired, payments made to acquire subsidiaries, payments relating to policy and contract surrenders, withdrawals, policy loans, interest expense and repayment of short-term debt and long-term debt. Our investment strategies are generally intended to provide adequate funds to pay benefits without forced sales of investments. For a discussion of our investment objectives, strategies and a discussion of duration matching, see "Investments" as well as Item 7A. "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk."

        Cash Flows.    Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to our discontinued operations, which were as follows:

	For the year ended December 31,
Cash flows attributable to discontinued operations:	2008	2007	2006
	(in millions)
Net cash provided by operating activities	$—	$2.5	$1.9
Net cash used in investing activities	—	(1.3)	(3.4)
Net cash used in financing activities	—	(0.5)	(0.6)

        Net cash provided by operating activities was $2,224.8 million, $2,960.0 million and $2,275.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid. The decrease in cash provided by operating activities in 2008 compared to 2007 was primarily the result of the fluctuations in receivables and payables associated with timing of settlements. The increase in cash provided by operating activities in 2007 compared to 2006 was primarily related to fluctuations in operational receivables and payables.

        Net cash used in investing activities was $2,917.2 million, $4,499.2 million and $3,910.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in cash used in investing activities was primarily the result of a decrease in net purchases of investments as we have held and are holding higher cash balances to cover potential near term obligations and to further reposition our investment portfolio as necessary. The increase in cash used in investing activities in 2007 compared to 2006 was primarily due to an increase in net purchases of mortgage loans, available-for-sale securities and real estate as well as additional contributions in 2007 to an equity method investment with no corresponding activity in 2006. This increase was partially offset by larger acquisitions in 2006 relative to 2007.

        Net cash provided by financing activities was $1,956.0 million, $1,292.1 million and $1,586.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in cash provided by financing activities in 2008 compared to 2007 is primarily due to our actions to increase liquidity and manage capital risk via a reduction in the acquisition of treasury stock as well as the reduction of our common stock dividend from prior year levels. The decrease in cash provided by financing activities in 2007 compared to 2006 was primarily due to the issuance of $600.0 million of senior notes from our shelf registration in 2006, with no corresponding activity in 2007 as well as a decrease in net deposits of investment contracts, offset in part by proceeds from short-term debt in the current year, compared to payments of short-term debt in the previous year. We will have $454.9 million of long-term debt due in 2009; our plan is to refinance this debt. We have applied to participate in the FDIC Temporary Liquidity Guarantee Program ("TLGP") program. If we do not qualify for the FDIC TLGP, we may not be able to issue debt into the capital markets on terms that are favorable to us or at all due to, among other things, the continuing disruptions in the financial markets and/or investor preference for debt issued by participants in the TLGP. If the public debt markets are not accessible to us, we believe that we have several options to refinance this debt, including: use of our commercial paper program, reduction of our common dividend, or a dividend of excess liquidity from Principal Life, funded by either cash or selling cash equivalents. In the event that no debt sources are available to refinance the $454.9 million of long-term debt, we may have to recognize a gain or loss on certain interest rate hedges. For more information regarding the derivatives, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8, Derivative Financial Instruments" under the caption, "Cash Flow Hedges."

        Shelf Registration.    We currently have an effective shelf registration which allows us the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration. For information on senior notes issued from our shelf registration, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Debt."

        Short-Term Debt and Long-Term Debt.    For debt information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Debt."

        Stockholders' Equity.    Proceeds from the issuance of our common stock were $36.4 million, $73.6 million and $66.2 million in 2008, 2007 and 2006, respectively.

        The following table summarizes our return of capital to common stockholders in 2008, 2007 and 2006.

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Dividends to stockholders	$116.7	$235.6	$214.7
Repurchase of common stock	6.4	756.3	755.8

Total cash returned to stockholders	$123.1	$991.9	$970.5

Number of shares repurchased	1.0	11.5	14.5

        To enhance our liquidity and capital position in the current market, our Board of Directors decided to suspend repurchases of our common stock under our stock repurchase program and reduce our common stock dividend from prior year levels. The resumption of our stock repurchase program and the declaration and payment of future dividends to the holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors including dividends from our operating subsidiaries, our financial condition and net income, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant.

        For additional stockholders' equity information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Stockholders' Equity."

Capitalization

        Our capital structure as of December 31, 2008 and 2007, consisted of debt and equity summarized as follows:

	December 31,
	2008	2007
	(in millions)
Debt:
Short-term debt	$500.9	$290.8
Long-term debt	1,290.5	1,398.8

Total debt	1,791.4	1,689.6
Stockholders' equity:
Equity excluding accumulated other comprehensive income	7,384.4	7,001.5

Total capitalization excluding accumulated other comprehensive income	$9,175.8	$8,691.1

Debt to equity excluding accumulated other comprehensive income	24%	24%
Debt to capitalization excluding accumulated other comprehensive income	20%	19%

        As of December 31, 2008, between the life and the holding companies, we had approximately $800.0 million of capital in excess of levels needed to maintain our current credit rating. In addition to the previously mentioned suspension of share repurchases and the adjustment of the current year common stock dividend, we are taking other actions to maximize internally generated capital, above and beyond what is currently being generated from ongoing operations. This includes: managing growth of capital intensive businesses and new expense initiatives, including limitations on new hiring, reducing 2009 merit increases by more than 75%, and the reduction of approximately 550 existing positions. We expect these efforts to be a source of additional capital over the next several quarters. Excess capital levels will help position us to capitalize on organic growth and acquisition opportunities.

  Contractual Obligations

        The following table presents payments due by period for long-term contractual obligations as of December 31, 2008:

		Payments due in year ending
Contractual Obligations (1)	Total Payments	2009	2010-2011	2012-2013	2014 and thereafter
	(in millions)
Contractholder funds (2)	$61,476.0	$7,898.5	$11,829.0	$13,560.3	$28,188.2
Future policy benefits and claims (3)	39,492.7	2,084.6	3,475.5	3,341.2	30,591.4
Long-term debt (4)	1,290.5	466.5	92.5	17.5	714.0
Certificates of deposit (5)	1,272.4	1,029.6	170.7	69.6	2.5
Other long-term liabilities (6)	1,315.8	1,102.1	—	—	213.7
Capital leases	11.5	5.7	5.6	0.2	—
Long-term debt interest	1,338.3	74.2	97.5	95.5	1,071.1
Operating leases (7)	198.5	53.9	73.8	34.8	36.0
Purchase obligations (8)	226.4	189.8	30.0	6.6	—

Total contractual obligations	$106,622.1	$12,904.9	$15,774.6	$17,125.7	$60,816.9

(1)
Excludes short-term liabilities, other policyholder funds, taxes and short-term debt as these are not long-term and/or not contractual in nature. Also excludes obligations under our pension and other postretirement benefit plans as we do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan. In addition, separate account liabilities are excluded. Separate account liabilities represent the fair market value of funds that are separately administered by us. Generally, the separate account contract owner, rather than us, bears the investment risk of these funds. The separate account liabilities are legally segregated and are not subject to claims that arise out of any other business of ours. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statement of operations. The separate account obligations will be fully funded by cash flows from the separate account assets.

(2)
Includes GICs, funding agreements, individual fixed annuities, universal life insurance and other investment-type contracts. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Insurance Liabilities" for additional information.

Amounts included in the contractholder funds line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated financial statements as of December 31, 2008. The liability amount in our consolidated financial statements reflects estimated cash payments to policyholders, assumptions with regard to the timing of cash payments and discounting for interest.

(3)
Amounts included in the future policy benefits and claims line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated financial statements as of December 31, 2008. The liability amount in our consolidated financial statements reflects estimated cash payments to policyholders, reductions for expected future premiums, assumptions with regard to the timing of cash payments and discounting for interest.

(4)
For long-term debt information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Debt."

(5)
Amounts included in the certificates of deposit line item reflect estimated cash payments to be made, including expected interest payments. Certificates of deposit are reported as other liabilities on our consolidated statement of financial position.

(6)
Other long-term liabilities include other liabilities reflected in the consolidated statement of financial position that are contractual, non-cancelable and long-term in nature. The total payments primarily related to checking and savings deposits. This line item excludes accruals, short-term items and items not contractual in nature.

(7)
As a lessee, we lease office space, data processing equipment and office furniture and equipment under various operating leases.

(8)
Purchase obligations include material contracts where we have a non-cancelable commitment to purchase goods and services in addition to commitments to originate loans and purchase investments.

Pension and Other Postretirement Plan Funding

        We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Employee and Agent Benefits" for a complete discussion of these plans and their effect on the consolidated financial statements.

        We report the net funded status of our pension and other postretirement plans in the Consolidated Statements of Financial Condition as a component of accumulated other comprehensive income in stockholders' equity. It represents the differences between the fair value of plan assets and the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans that have not yet been recognized as a component of net periodic cost. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and other post-retirement benefit obligation at December 31, 2008, was $404.8 million pre-tax, a decrease of $881.9 million from a net funded status of $477.1 million pre-tax at December 31, 2007. The decline in the net funded status of the pension and other postretirement benefit obligation in 2008 is primarily related to market conditions experienced in 2008.

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2009 in the range of $20-$50 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our other postretirement benefit plans in 2009 pending further analysis.

  Contractual Commitments

        In connection with our banking business, we make additional commitments to extend credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A majority of these commitments are lines of credit and are expected to expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash funding requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund loans were $193.8 million as of December 31, 2008.

        We have made commitments to fund certain limited partnerships in which we are a limited partner. As of December 31, 2008, the amount of unfunded commitments was $90.6 million. We are only required to fund additional equity under these commitments when called upon to do so by the general partner, therefore these commitments are not liabilities on our consolidated statements of financial position.

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

        Retained Interests in Securitized Assets.    Previously, we, along with other contributors, sold commercial mortgage loans in securitization transactions to trusts. As these trusts are classified as qualifying special purpose entities, they are not subject to the VIE consolidation rules. We may retain interests in the securitization transactions. At December 31, 2008 and 2007, the fair values of retained interests related to the securitizations of commercial mortgage loans were $133.2 million and $315.8 million, respectively. The investors and the securitization entities have no recourse to our assets for failure of debtors to pay when due. The value of our retained interests is subject primarily to credit risk. During the third quarter of 2008, we made a decision to terminate our commercial mortgage securities issuance operation.

        Guarantees and Indemnifications.    For guarantee and indemnification information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Contingencies, Guarantees and Indemnifications" under the caption, "Guarantees and Indemnifications."

  Financial Strength Rating and Credit Ratings

        Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ratings and other factors.

        NRSROs publish financial strength ratings on U.S. life insurance companies that are indicators of an insurance company's ability to meet contractholder and policyholder obligations. NRSROs also assign credit ratings on non-life insurance entities, such as PFG and PFS. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner, and are important factors in overall funding profile and ability to access external capital. Such ratings are not a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time by the assigning NRSRO, and each rating should be evaluated independently of any other rating.

        Ratings are important factors in establishing the competitive position of insurance companies and maintaining public confidence in products being offered. A ratings downgrade, or the potential for such a downgrade, could, among other things: (i) materially increase the number of surrenders for all or a portion of the net cash values by the owners of policies, contracts, general account GICs we have issued, and materially increase the number of withdrawals by policyholders of cash values from their policies; (ii) result in the termination of our relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services; (iii) reduce new sales, particularly with respect to general account GICs and funding agreements purchased by pension plans and other institutions; (iv) cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations and (v) increase our cost of capital and limit our access to the capital markets. Any of these consequences could adversely affect our profitability and financial condition.

        In recent months, each of A.M. Best Company, Inc., Fitch Ratings Ltd., Moody's Investors Service, and Standard & Poor's has revised its outlook for the U.S. life insurance industry from stable to negative. Of the many issues cited, the negative outlook is primarily based on expectations for higher-than-normal credit losses, negative impact of the volatile equity market on earnings and reduced financial flexibility.

        These outlook revisions signal increased review of U.S. life insurance companies by A.M. Best Company, Inc., Fitch Ratings, Ltd., Moody's Investors Service, and Standard & Poor's. As a result, it is possible there will be changes in the benchmarks for capital, liquidity, earnings and other factors used by these NRSROs that are critical to a ratings assignment at a particular rating level. If any such changes are made, it is possible that such changes could have an impact on the ratings of U.S. life insurance companies, including ours, which could adversely impact our profitability and financial condition.

        As a reflection of the change by the rating agencies of their view of the market and the impact on life insurance companies, on February 10, 2009, Moody's Investors Service affirmed Principal Life's insurance financial strength rating, with a negative outlook, and Standard & Poor's also affirmed Principal Life's insurance financial strength rating, with a credit watch — negative outlook. While the affirmations reflect our financial strength, operating performance and ability to meet obligations, the negative and credit watch — negative outlooks reflect Moody's Investors Service and Standard & Poor's expectations that equity market risk will have an impact on our earnings, and that there will be additional asset impairments. On February 13, 2009, Fitch Ratings Ltd. downgraded Principal Life's insurance financial strength rating to AA-, with a rating watch — negative outlook. While the AA- rating is still considered strong, macroeconomic pressure is impacting the outlook for the rating. The following table summarizes our significant financial ratings from the major independent rating organizations:

	A.M. Best	Fitch	Standard & Poor's	Moody's
Principal Financial Group
Senior Unsecured Debt			A	A3
Preferred Stock			BBB+	Baa2
Principal Financial Services
Senior Unsecured Debt			A	A2
Commercial Paper			A-1	P-1
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	AA	Aa2
Enterprise Risk Management Rating			Strong

  Impacts of Income Taxes

        For income tax information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Income Taxes."

Fair Value Measurement

        As discussed in Item 8. "Financial Statements, Notes to Consolidated Financial Statements, Note 17, Fair Value Measurement" we adopted SFAS 157 effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price) and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority to unobservable inputs (Level 3). An asset or liability's classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The levels of the fair value hierarchy are as follows:

  •
  Level 1 — Fair values are based on unadjusted quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities primarily include exchange traded equity securities, mutual funds and U.S. Treasury bonds. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

  •
  Level 2 — Fair values are based on inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Observable inputs include market prices for identical or similar assets or liabilities and other market observable inputs such as interest rate, credit spread and foreign currency exchange rates observable in the marketplace or derived from market transactions. Our Level 2 assets and liabilities primarily include fixed maturity securities (including public and private bonds), equity securities, over-the-counter derivatives and other investments. These fair values are generally obtained from third-party pricing services or determined through the use of valuation models or methodologies, including matrix pricing, using substantially all observable inputs. Prices are validated through an investment analyst review process including direct interaction with external sources, recent trade activity or through the use of internal models.

  •
  Level 3 — Fair values are based on at least one significant unobservable input for the asset or liability and as a result considerable judgment may be used in determining the fair values. Our Level 3 assets and liabilities include certain fixed maturity securities, private equity securities, complex derivatives and embedded derivatives. These fair values are generally obtained through the use of valuation models or methodologies using a significant unobservable input or broker quote. In circumstances where broker quotes are used to value an instrument we generally receive one non-binding quote. Fixed maturity securities and equity securities priced using broker quotes represent 0.9% of the total and all are classified as Level 3. Broker quotes are validated through an investment analyst review process including direct interaction with external sources, through the use of internal models or other relevant information.

        We did not make any significant changes to our valuation process during the year of 2008. For further information on investments and derivatives, see Item 8. "Financials Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Investments, and Note 8, Derivative Financial Instruments."

        Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, are summarized below.

	As of December 31, 2008
	Assets / (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale	$40,117.2	$126.7	$38,817.5	$1,173.0
Fixed maturities, trading	843.4	—	782.7	60.7
Equity securities, available-for-sale	242.7	176.4	10.1	56.2
Equity securities, trading	158.0	61.3	96.7	—
Net derivative assets and liabilities	(261.3)	—	(95.1)	(166.2)
Other investments	75.9	13.2	62.7	—
Cash equivalents	1,807.9	656.3	1,151.6	—

Sub-total excluding separate account assets	42,983.8	1,033.9	40,826.2	1,123.7
Separate account assets	55,142.6	30,693.4	18,406.9	6,042.3

Total assets	$98,126.4	$31,727.3	$59,233.1	$7,166.0

Liabilities
Investment-type insurance contracts	$(60.2)	$—	$—	$(60.2)
Other liabilities	(109.3)	—	(5.5)	(103.8)

Total liabilities	$(169.5)	$—	$(5.5)	$(164.0)

Net assets	$97,956.9	$31,727.3	$59,227.6	$7,002.0

% of net assets		32%	61%	7%
% of net assets, excluding separate account assets		2%	95%	3%

Changes in Level 3 fair value measurements

        The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008, is as follows:

	For the year ended December 31, 2008
		Total realized/unrealized gains (losses)
	Beginning asset/ (liability) balance as of January 1, 2008					Ending asset/ (liability) balance as of December 31, 2008
				Purchases, sales, issuances and settlements
		Included in net income (1)	Included in other comprehensive income		Transfers in (out) of Level 3		Net increase (decrease)
	(in millions)
Assets
Fixed maturities, available-for-sale	$2,201.3	$(148.5)	$(507.8)	$(567.2)	$195.2	$1,173.0	$(1,028.3)
Fixed maturities, trading	92.3	(19.1)	—	(11.4)	(1.1)	60.7	(31.6)
Equity securities, available-for-sale	51.1	(41.5)	(12.1)	20.7	38.0	56.2	5.1
Net derivative assets and liabilities	(8.0)	(125.3)	(23.9)	(9.0)	—	(166.2)	(158.2)
Separate account assets	7,313.2	(958.9)	1.0	(209.5)	(103.5)	6,042.3	(1,270.9)
Liabilities
Investment-type insurance contracts	(49.3)	(58.4)	(0.1)	47.6	—	(60.2)	(10.9)
Other liabilities	(155.6)	—	70.0	(18.2)	—	(103.8)	51.8

Net total	$9,445.0	$(1,351.7)	$(472.9)	$(747.0)	$128.6	$7,002.0	$(2,443.0)

(1)
Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities.

        The decrease in the fair value of Level 3 instruments for the year ended December 31, 2008, is primarily attributed to separate account assets and fixed maturities, available-for-sale securities. The decrease in separate account assets is primarily a result of unrealized losses, which does not impact net income in the consolidated statements of operations, as the change in value of separate account assets is offset by a change in value of separate account liabilities. The decrease in fixed maturities, available-for-sale securities resulted from the settlement of certain credit collateralized debt obligations and unrealized losses recognized in other comprehensive income. Most of the fixed maturity available-for-sale securities unrealized losses included in other comprehensive income are related to corporate bonds, with lesser amounts attributed to collateralized debt obligations, commercial mortgage-backed securities and asset-backed securities.

Investments

        We had total consolidated assets as of December 31, 2008, of $128.2 billion, of which $59.1 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

        Invested assets as of December 31, 2008, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturity securities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets.

	December 31, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$28,786.7	49%	$31,847.2	50%
Private	12,173.9	21	15,421.0	24
Equity securities	400.7	1	586.2	1
Mortgage loans:
Commercial	11,279.3	19	10,763.5	17
Residential	1,834.3	3	1,896.1	3
Real estate held for sale	139.6	—	82.4	—
Real estate held for investment	779.8	1	780.1	1
Policy loans	896.4	1	869.9	1
Other investments	2,816.6	5	2,118.6	3

Total invested assets	59,107.3	100%	64,365.0	100%

Cash and cash equivalents	2,608.0		1,344.4

Total invested assets and cash	$61,715.3		$65,709.4

Investment Results

        The following table presents the yield and investment income, excluding net realized capital gains and losses for our invested assets. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

	For the year ended December 31,
	2008		2007
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	7.0%	$3,105.8	6.2%	$2,869.2
Equity securities	3.8	18.9	3.8	27.0
Mortgage loans — commercial	6.1	666.8	6.6	688.9
Mortgage loans — residential	8.3	154.8	7.5	129.7
Real estate	6.1	54.6	8.9	74.9
Policy loans	6.6	58.3	6.1	52.6
Cash and cash equivalents	2.9	57.0	7.2	105.9
Other investments	0.9	21.8	9.3	165.1

Total before investment expenses	6.5	4,138.0	6.4	4,113.3
Investment expenses	0.2	(143.7)	0.2	(146.8)

Net investment income	6.3%	$3,994.3	6.2%	$3,966.5

        The following tables present the contributors to net realized capital gains and losses for our invested assets for the years ended December 31, 2008 and 2007.

	For the year ended December 31, 2008
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(411.0)	$23.1	$496.3	$108.4
Fixed maturity securities, trading	—	(61.7)	—	(61.7)
Equity securities (2)	(46.2)	1.6	—	(44.6)
Equity securities, trading	—	(65.7)	—	(65.7)
Mortgage loans on real estate (3)	(44.8)	—	—	(44.8)
Derivatives (4)	—	—	(645.1)	(645.1)
Other (5)	(7.3)	(46.0)	112.7	59.4

Total	$(509.3)	$(148.7)	$(36.1)	$(694.1)

(1)
Impairments include $421.6 million of credit impairment write-downs and $23.1 million in realized credit recoveries on the sale of previously impaired assets. Credit losses include $13.7 million in realized losses related to credit triggered sales.

(2)
Impairments include $55.3 million of credit impairment write-downs and $9.1 million in realized credit recoveries on the sale of previously impaired assets.

(3)
Impairments include $27.8 million in realized losses due to the foreclosure of commercial mortgage loans and a $16.5 million increase in the commercial mortgage loan valuation allowance.

(4)
Derivatives include $526.8 million of net losses related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities and $156.7 million of net losses related to mark to market adjustments on derivatives used in fair value hedges of liabilities. The remainder of the net loss resulted primarily from mark to market adjustments on derivatives not designated as hedging instruments, with the largest components being $121.0 million of net losses on credit default swaps, $56.1 million of net gains on interest rate swaps, $115.5 million of net gains on index options and the remainder relating to net gains from other risk management activities.

(5)
Impairments include $7.3 million in realized losses on the investment in a money market mutual fund. Other gains (losses) primarily include net losses related to mark to market adjustments on certain seed money investments. Hedging adjustments primarily include net gains on certain liabilities in fair value hedging relationships.

	For the year ended December 31, 2007
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(262.8)	$17.1	$151.8	$(93.9)
Fixed maturity securities, trading	—	1.7	—	1.7
Equity securities (2)	(51.3)	5.0	—	(46.3)
Equity securities, trading	—	23.0	—	23.0
Mortgage loans on real estate (3)	(7.1)	—	—	(7.1)
Derivatives (4)	—	—	(228.5)	(228.5)
Other (5)	—	34.6	(12.3)	22.3

Total	$(321.2)	$81.4	$(89.0)	$(328.8)

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

(3)
Impairments include $2.7 million in realized gains that resulted from the sale of a commercial mortgage loan for which we had credit concerns and a $9.8 million increase in the commercial mortgage loan valuation allowance.

(4)
Derivatives include $153.5 million of net losses related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities and $39.4 million of net gains related to mark to market adjustment on derivatives used in fair value hedges of liabilities. The remainder of the net loss resulted primarily from mark to market adjustments on derivatives not designated as hedging instruments, with the largest component being $81.1 million of net losses on credit default swaps and the remainder relating to net losses from other risk management activities.

(5)
Other gains (losses) include a $24.6 million realized gain on the sale of stock of an equity method investment. Hedging adjustments primarily include net losses on certain liabilities in fair value hedging relationships.

U.S. Investment Operations

        Of our invested assets, $55.8 billion were held by our U.S. operations as of December 31, 2008. Our U.S. invested assets are managed primarily by Principal Global Investors. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders' benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to three primary sources of investment risk:

  •
  credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

  •
  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves and

  •
  equity risk, relating to adverse fluctuations in a particular common stock.

        Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of December 31, 2008, there are ten members on the Investment Committee, two of whom are members of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

        Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturity securities we purchase. Teams of security analysts, organized by industry, focus either on the public or private markets and analyze and monitor these investments. In addition, we have teams who specialize in residential mortgage-backed securities, commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS") and public below investment grade securities. We establish a credit reviewed list of approved public issuers to provide an efficient way for our portfolio managers to purchase liquid bonds for which credit review has already been completed. Issuers remain on the list for one year unless removed by our analysts. Our analysts monitor issuers on the list on a continuous basis with a formal review documented annually or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer.

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

        A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 59% and 65% as of December 31, 2008 and 2007, respectively. The debt service coverage ratio at loan inception was 1.7 times as of both December 31, 2008 and 2007.

        We have limited exposure to equity risk in our common stock portfolio.

        Our investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, we diversify our product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges and market value adjustments on liquidations. For further information on our management of interest rate risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

Overall Composition of U.S. Invested Assets

        U.S. invested assets as of December 31, 2008, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the separate accounts.

	December 31, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$26,652.5	48%	$29,127.7	48%
Private	12,173.9	22	15,421.0	26
Equity securities	359.9	1	533.5	1
Mortgage loans:
Commercial	11,279.3	20	10,763.5	18
Residential	1,354.4	2	1,337.5	2
Real estate held for sale	135.4	—	82.4	—
Real estate held for investment	779.8	1	777.2	1
Policy loans	881.4	2	853.7	2
Other investments	2,162.4	4	1,391.4	2

Total invested assets	55,779.0	100%	60,287.9	100%

Cash and cash equivalents	2,537.0		1,261.5

Total invested assets and cash	$58,316.0		$61,549.4

Fixed Maturity Securities

        Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock. Included in the privately placed category as of December 31, 2008 and 2007, were $6.1 billion and $8.4 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933.

        Fixed maturity securities were diversified by category of issuer as of December 31, 2008 and 2007, as shown in the following table:

	December 31, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. Government and agencies	$595.2	1%	$672.3	2%
States and political subdivisions	2,176.7	6	2,071.5	5
Non-U.S. governments	478.5	1	453.9	1
Corporate — public	17,224.9	44	19,517.9	44
Corporate — private	10,365.4	27	12,170.4	27
Residential pass-through securities	2,187.9	6	1,496.1	3
Commercial mortgage-backed securities	3,607.1	9	4,665.6	10
Residential collateralized mortgage obligations	768.6	2	936.9	2
Asset-backed securities	1,422.1	4	2,564.1	6

Total fixed maturity securities	$38,826.4	100%	$44,548.7	100%

        We believe that it is desirable to hold residential mortgage-backed pass-through securities due to their credit quality and liquidity as well as portfolio diversification characteristics. Our portfolio is comprised of Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") pass-through securities. In addition, our residential collateralized mortgage obligation portfolio offers structural features that allow cash flows to be matched to our liabilities.

        CMBS provide varying levels of credit protection, diversification and reduced event risk depending on the securities owned and composition of the loan pool. CMBS are predominantly comprised of large pool securitizations that are diverse by property type, borrower and geographic dispersion. The risks to any CMBS deal are determined by the credit quality of the underlying loans and how those loans perform over time. Another key risk is the vintage of the underlying loans and the state of the markets during a particular vintage. In the CMBS market, there is a material difference in the outlook for the performance of loans originated in 2005 and earlier relative to loans originated in 2006 through 2008. For loans originated prior to 2006, underwriting assumptions were more conservative regarding required debt service coverage and loan-to-value ratios. For the 2006 and 2007 vintages, real estate values peaked and the underwriting expectations were that income would continue to increase which make those loan values more sensitive to market declines.

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

        The international exposure held in our U.S. operation's fixed maturity securities portfolio totaled $8,178.3 million, or 21%, and $10,046.5 million, or 23%, of total fixed maturity securities, as of December 31, 2008 and 2007, respectively. It is comprised of corporate and foreign government fixed maturity securities. The following table presents our international exposure for our U.S. operation's fixed maturity securities portfolio for the periods indicated.

	December 31, 2008	December 31, 2007
	(in millions)
European Union	$2,432.9	$2,843.1
United Kingdom	2,049.5	2,641.7
Asia	973.3	1,059.0
Australia	743.5	954.1
South America	500.8	594.6
Mexico	264.9	340.3
Japan	50.8	59.4
Other countries (1)	1,162.6	1,554.3

Total	$8,178.3	$10,046.5

        (1)   Includes exposure from 24 countries as of both December 31, 2008 and December 31, 2007.

        All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 20% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of December 31, 2008 and 2007, our investments in Canada totaled $1,402.2 million and $1,576.4 million, respectively.

        Fixed Maturity Securities Credit Concentrations.    One aspect of managing credit risk is through industry issuer and asset class diversification. Our credit concentrations are managed to established limits. Our top ten exposures were rated an "A-" equivalent or better by the rating agencies and no individual non-government issuer represented more than 1% of U.S. invested assets as of December 31, 2008. The exposure that had been attributed to monoline bond and mortgage insurers from investments we own that are guaranteed by them is no longer included in the evaluation of our top ten exposures. We are no longer relying on said guarantors and are directly evaluating exposure to these investments. The following table presents our top ten exposures as of December 31, 2008.

December 31, 2008
Amortized cost
(in millions)
Bank of America Corp.	$385.9
JP Morgan Chase & Co. (1)	316.5
Wells Fargo & Co. (1)	261.9
General Electric Co.	242.6
AT&T Inc.	213.2
American International Group, Inc.	191.9
Credit Suisse Group AG	157.7
Deutsche Bank AG (1)	155.1
Berkshire Hathaway Inc.	152.8
Royal Bank of Scotland Group PLC	146.8

Total top ten exposures	$2,224.4

(1)
Includes actual counterparty exposure.

        We have exposure to monoline bond and mortgage insurers with an amortized cost of $753.0 million and a carrying amount of $734.0 million as of December 31, 2008. The $753.0 million includes wrapped guarantees on $704.7 million of underlying municipal bonds, corporate credit or ABS. Our direct exposure to these insurers was $48.3 million. Of the $704.7 million in wrapped guarantees, 47% was municipal bonds, of which 99% was investment grade; 37% was investment grade bank perpetual preferred securities; 10% was ABS backed by sub-prime first lien mortgages, of which 53% was investment grade; and 6% was corporate fixed maturities, of which 91% was investment grade.

        On September 7, 2008, the United States Treasury announced that FNMA and FHLMC had been placed into conservatorship. As of December 31, 2008, our direct exposure consisted of fixed maturity securities with an amortized cost of $578.0 million and a carrying value of $623.2 million and equity securities with a cost of $0.6 million and carrying value of $0.1 million. For the year ended December 31, 2008, we recorded a $6.0 million realized capital loss on the equity securities. We had sold $20.0 million notional of credit default swap ("CDS") protection referencing FNMA and FHLMC debt. This CDS was terminated during the fourth quarter 2008 and a realized capital loss of $1.3 million was recorded.

        On September 14, 2008, Lehman Brothers Holdings Inc. ("Lehman Brothers") declared bankruptcy. For the year ended December 31, 2008, we recorded a $112.6 million realized capital loss due to impairment of fixed maturity and equity securities. Our exposure to Lehman Brothers includes fixed maturity securities with both an amortized cost and carrying value of $6.7 million as of December 31, 2008. We had purchased CDS protection on Lehman Brothers with a notional of $15.0 million. This CDS was terminated during the fourth quarter of 2008 and a realized capital gain of $13.2 million was recorded.

        On September 16, 2008, the United States government took control of AIG, which is one of our top ten exposures. As of December 31, 2008, our exposure to AIG included fixed maturity securities and equity securities with a cost of $206.9 million and a carrying value of $132.8 million. The fixed maturity securities include $59.4 million of amortized cost and $49.9 million of carrying value of International Lease Finance Corp, $107.5 million of amortized cost and $65.3 million of carrying value of American General Finance Corp, $6.7 million of amortized cost and $2.4 million of carrying value of AIG Life Holdings (US), Inc., $15.0 million of amortized cost and $10.2 million of carrying value of 21st Century Insurance Group, and $3.3 million of amortized cost and $3.6 million of carrying value of American International Specialty Lines Insurance Company. The equity securities consist of $15.0 million of cost and $1.4 million of carrying value of International Lease Finance Corp. We have credit default swap protection on International Lease Finance Corp with a notional of $15.0 million and a fair value of $3.3 million recorded as a realized capital gain.

        On September 25, 2008, the United States Office of Thrift Supervision seized Washington Mutual Savings Bank ("WMSB") from Washington Mutual, Inc. ("Washington Mutual"), placed WMSB into receivership and sold WMSB to JPMorgan Chase. On September 26, 2008, Washington Mutual declared bankruptcy. As of September 30, 2008, our remaining exposure to Washington Mutual fixed maturity securities was written off. For the year ended December 31, 2008, we recorded a $69.7 million realized capital loss through the sales of fixed maturity securities and the final impairment of remaining securities.

        Fixed Maturity Securities Credit Quality.    Valuation techniques for the fixed maturity securities portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Valuations are generally obtained from third-party pricing services and broker quotes when available. For corporate bonds where quoted market prices are not available, a matrix pricing valuation approach is used. Securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions, among others. Internal models specific to the asset class may also be used. Prices are then reviewed by pricing analysts for reasonableness based on asset class given observable market data. In addition, investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, recent trade activity or internal models. Monthly, all bonds placed on the "watch list" are analyzed by investment analysts or analysts that focus on troubled securities ("Workout Group"). This group then meets with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of prices. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative inputs.

        The Securities Valuation Office ("SVO") of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the NRSROs' credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by Standard & Poor's. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by Standard & Poor's. As of December 31, 2008, the percentage, based on fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 95%.

        The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the NRSROs as of December 31, 2008 and 2007, as well as the percentage, based on fair value, that each designation comprises:

		December 31, 2008			December 31, 2007
NAIC rating	Rating agency equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	Aaa/Aa/A	$25,981.0	$22,116.9	57%	$25,635.0	$25,644.1	57%
2	Baa	17,669.2	14,675.2	38	16,661.8	16,742.0	38
3	Ba	2,469.8	1,760.6	5	1,904.7	1,872.0	4
4	B	254.2	163.9	—	179.0	179.4	1
5	Caa and lower	109.7	62.3	—	103.1	99.3	—
6	In or near default	71.2	47.5	—	12.0	11.9	—

	Total fixed maturity securities	$46,555.1	$38,826.4	100%	$44,495.6	$44,548.7	100%

        Fixed maturity securities include 16 securities with an amortized cost of $135.1 million, gross gains of $2.3 million, gross losses of $7.4 million and a carrying amount of $130.0 million as of December 31, 2008, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

        Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios.    As of December 31, 2008, based on amortized cost, 89% of our CMBS portfolio had ratings of A or higher and 60% was issued in 2005 or before and 78% of our ABS home equity portfolio had ratings of A or higher and 85% was issued in 2005 or before.

        The following table presents credit quality and year of issuance ("vintage") for our CMBS:

	December 31, 2008		December 31, 2007
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA	$3,558.3	$2,757.0	$2,818.8	$2,829.6
AA	812.7	373.4	645.3	631.3
A	673.0	270.8	636.4	601.4
BBB	555.3	179.7	569.8	504.8
BB and below	86.0	26.2	84.1	98.5

Total by lowest agency rating	$5,685.3	$3,607.1	$4,754.4	$4,665.6

Vintage
2003 and prior	$1,888.6	$1,587.2	$2,092.9	$2,174.9
2004	586.3	393.5	545.6	523.4
2005	913.6	547.9	716.2	683.4
2006 (1)	563.4	282.8	428.2	389.7
2007 (1)	1,642.3	750.4	971.5	894.2
2008	91.1	45.3	—	—

Total by vintage	$5,685.3	$3,607.1	$4,754.4	$4,665.6

(1)
As of December 31, 2008, 56% of the 2006 vintage are rated AAA and 12% are rated AA, and 63% of the 2007 vintage are rated AAA and 18% are rated AA.

        The following table presents our exposure to ABS home equity portfolio supported by subprime first lien mortgages by credit quality and vintage:

	December 31, 2008		December 31, 2007
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA	$281.8	$201.5	$454.4	$434.1
AA	94.0	56.0	105.1	90.9
A	47.6	28.2	31.4	27.4
BBB	89.3	43.8	8.1	4.6
BB and below	32.4	17.2	—	—

Total by lowest agency rating	$545.1	$346.7	$599.0	$557.0

Vintage
2003 and prior	$270.2	$197.9	$307.6	$290.2
2004	91.1	53.7	104.3	100.2
2005	101.8	54.9	107.6	97.6
2006	18.8	10.3	16.3	15.7
2007	63.2	29.9	63.2	53.3

Total by vintage	$545.1	$346.7	$599.0	$557.0

        Fixed Maturity Securities Watch List.    We monitor any decline in the credit quality of fixed maturity securities through the designation of "problem securities," "potential problem securities" and "restructured securities". We define problem securities in our fixed maturity portfolio as securities: (i) as to which principal and/or interest payments are in default or where default is perceived to be imminent in the near term, or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. We define potential problem securities in our fixed maturity portfolio as securities included on an internal "watch list" for which management has concerns as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential problem involves significant subjective judgments by our management as to the likely future industry conditions and developments with respect to the issuer. We define restructured securities in our fixed maturity portfolio as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that would not have otherwise been considered. We determine that restructures should occur in those instances where greater economic value will be realized under the new terms than through liquidation or other disposition and may involve a change in contractual cash flows. If, at the time of restructure, the present value of the new future cash flows is less than the current cost of the asset being restructured, a realized capital loss is recorded in net income and a new cost basis is established.

        The following table presents the total carrying amount of our fixed maturity securities portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

	December 31, 2008	December 31, 2007
	($ in millions)
Total fixed maturity securities (public and private)	$38,826.4	$44,548.7

Problem fixed maturity securities (1)	$83.3	$13.1
Potential problem fixed maturity securities	165.7	29.2
Restructured fixed maturity securities	3.1	5.9

Total problem, potential problem and restructured fixed maturity securities	$252.1	$48.2

Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	.65%	.11%

(1)
The problem fixed maturity securities carrying amount is net of other than temporary impairment losses recorded as net realized capital losses in the consolidated statements of operations.

        Fixed Maturity Securities Impairments.    We have a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

        Every month, a group of individuals including the Chief Investment Officer, our Portfolio Managers, members of our Workout Group and representatives from Investment Accounting review all securities to determine whether an other than temporary decline in value exists and whether losses should be recognized. The analysis focuses on each issuer's ability to service its debts in a timely fashion. Formal documentation of the analysis and our decision is prepared and approved by management.

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

        The net realized loss relating to other than temporary credit impairments of fixed maturity securities was $397.0 million and $207.3 million for the year ended December 31, 2008 and 2007, respectively.

        For the year ended December 31, 2008 and 2007, we realized $16.1 million and $34.6 million of gross realized losses upon disposal of bonds excluding hedging adjustments. Included in the 2008 loss is $13.7 million related to sales of sixteen names that experienced credit deterioration during the period. Included in the 2007 loss is $32.3 million related to sales of forty-two credit impaired and credit related names. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances, such as when we have evidence of a significant deterioration in the issuer's creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

Fixed Maturity Securities Available-for-Sale

        The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of December 31, 2008 and 2007.

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,248.7	$14.9	$1,095.1	$3,168.5
Finance — Brokerage	785.4	0.9	128.5	657.8
Finance — Finance Companies	418.6	0.1	84.7	334.0
Finance — Financial Other	753.3	6.8	104.6	655.5
Finance — Insurance	2,885.8	38.1	706.6	2,217.3
Finance — REITS	1,412.5	—	430.6	981.9
Industrial — Basic Industry	2,030.0	10.6	303.8	1,736.8
Industrial — Capital Goods	2,322.3	15.1	316.8	2,020.6
Industrial — Communications	2,943.7	32.3	297.0	2,679.0
Industrial — Consumer Cyclical	2,023.8	18.7	338.7	1,703.8
Industrial — Consumer Non-Cyclical	3,184.7	31.2	298.5	2,917.4
Industrial — Energy	1,958.0	9.6	224.5	1,743.1
Industrial — Other	952.8	2.4	117.6	837.6
Industrial — Technology	876.7	2.2	115.3	763.6
Industrial — Transportation	992.2	10.3	124.5	878.0
Utility — Electric	2,473.4	22.8	199.2	2,297.0
Utility — Natural Gas	1,142.0	4.9	110.7	1,036.2
Utility — Other	156.7	2.3	14.3	144.7
Government guaranteed	799.5	75.0	57.0	817.5

Total corporate securities	32,360.1	298.2	5,068.0	27,590.3
Residential pass-through securities	1,627.5	50.5	0.5	1,677.5
Commercial mortgage-backed securities	5,682.7	3.7	2,081.9	3,604.5
Residential collateralized mortgage obligations (1)	950.8	6.4	188.6	768.6
Asset-backed securities — Home equity (2)	545.1	0.1	198.5	346.7
Asset-backed securities — All other	816.1	16.8	137.2	695.7
Collateralized debt obligations — Credit	202.8	—	123.6	79.2
Collateralized debt obligations — CMBS	302.2	—	173.3	128.9
Collateralized debt obligations — Loans	91.4	—	54.4	37.0
Collateralized debt obligations — ABS (3)	100.0	0.2	53.5	46.7

Total mortgage-backed and other asset-backed securities	10,318.6	77.7	3,011.5	7,384.8
U.S. Government and agencies	548.4	46.9	0.1	595.2
States and political subdivisions	2,113.8	32.6	120.9	2,025.5
Non-U.S. governments	462.1	31.5	15.1	478.5

Total fixed maturity securities, available-for-sale	$45,803.0	$486.9	$8,215.6	$38,074.3

(1)
Includes exposure to Alt-a mortgage loans with an amortized cost of $67.3 million, gross unrealized losses of $17.3 million and a carrying amount of $50.0 million. The Alt-a portfolio has a weighted average rating of AA and 66% are 2005 and prior vintages.

(2)
This exposure is all related to sub-prime mortgage loans.

(3)
Includes exposure to sub-prime mortgage loans with an amortized cost of $66.4 million, gross unrealized gains of $0.1 million, gross unrealized losses of $46.6 million and a carrying amount of $19.9 million.

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,228.8	$46.0	$176.7	$4,098.1
Finance — Brokerage	1,041.2	9.9	25.7	1,025.4
Finance — Finance Companies	572.0	5.4	46.4	531.0
Finance — Financial Other	685.1	43.3	7.6	720.8
Finance — Insurance	2,954.6	90.8	65.8	2,979.6
Finance — REITS	1,424.6	7.4	57.3	1,374.7
Industrial — Basic Industry	1,814.4	52.5	35.9	1,831.0
Industrial — Capital Goods	2,176.2	71.9	23.7	2,224.4
Industrial — Communications	3,033.4	142.4	31.9	3,143.9
Industrial — Consumer Cyclical	1,941.7	34.7	53.9	1,922.5
Industrial — Consumer Non-Cyclical	2,744.3	93.2	35.2	2,802.3
Industrial — Energy	1,866.4	96.9	11.3	1,952.0
Industrial — Other	1,046.4	14.6	13.9	1,047.1
Industrial — Technology	611.8	8.1	7.7	612.2
Industrial — Transportation	1,086.9	44.3	24.4	1,106.8
Utility — Electric	2,168.1	79.6	18.4	2,229.3
Utility — Natural Gas	1,049.8	47.7	10.1	1,087.4
Utility — Other	87.0	5.6	3.7	88.9
Government guaranteed	819.1	68.2	6.4	880.9

Total corporate securities	31,351.8	962.5	656.0	31,658.3
Residential pass-through securities	1,481.5	23.6	9.0	1,496.1
Commercial mortgage-backed securities	4,754.4	107.4	196.2	4,665.6
Residential collateralized mortgage obligations (1)	947.7	3.3	14.1	936.9
Asset-backed securities — Home equity (2)	599.0	0.1	42.1	557.0
Asset-backed securities — All other	892.6	19.1	8.3	903.4
Collateralized debt obligations — Credit	735.4	0.1	123.6	611.9
Collateralized debt obligations — CMBS	332.7	1.4	71.6	262.5
Collateralized debt obligations — Loans	88.8	—	5.7	83.1
Collateralized debt obligations — ABS (3)	94.1	—	30.1	64.0

Total mortgage-backed and other asset-backed securities	9,926.2	155.0	500.7	9,580.5
U.S. Government and agencies	628.5	29.0	0.1	657.4
States and political subdivisions	1,867.6	39.1	10.2	1,896.5
Non-U.S. governments	419.4	35.7	1.2	453.9

Total fixed maturity securities, available-for-sale	$44,193.5	$1,221.3	$1,168.2	$44,246.6

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

        Of the $8,215.6 million in gross unrealized losses as of December 31, 2008, there were $46.3 million in losses attributed to securities scheduled to mature in one year or less, $1,191.7 million attributed to securities scheduled to mature between one to five years, $1,826.9 million attributed to securities scheduled to mature between five to ten years, $2,139.2 million attributed to securities scheduled to mature after ten years and $3,011.5 million related to mortgage-backed and other ABS that are not classified by maturity year.

        The credit disruption in the market that began in the last half of 2007 from concerns in the sub-prime markets, and continued into 2008 with concerns in the leveraged finance markets has led to reduced liquidity and wider credit spreads. These credit concerns led to a widespread forced selling into a very thinly traded market which further strained market liquidity. This market disruption lowered valuations and, as a result, we have seen an increase in unrealized losses in our securities portfolio. The losses were more pronounced in the Finance sectors and in structured products such as collateralized debt obligations, ABS and CMBS. The decline in value in large part reflects the illiquid markets. Future changes in the fair value of these securities will be dependent on the return of market liquidity and changes in general market conditions, including interest rates and credit spread movements. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms, the expectation that they will continue to do so given the evaluation of the fundamentals of the issuers' financial condition and other objective evidence and management's intent and ability to hold these securities to recovery, we concluded that the prices of the securities in our securities portfolio were temporarily depressed.

        As discussed previously, a significant contributor to the low investment valuations and the resulting unrealized losses is market illiquidity. We have estimated the effect of the market illiquidity on significant portions of our investment portfolio by measuring the difference between valuations provided by the cash bond market and those provided by the synthetic market for a portion of the corporate bond and CMBS securities held in our investment portfolio. In the current market environment the synthetic market has more liquidity than the cash bond market.

        Corporate Bonds.    The population for the corporate bond analysis included corporate debentures we own from the Finance, Industrial and Utility sectors and excluded redeemable preferred stock, government guaranteed securities, securities with a structured component, and other securities without the necessary relevant data. This population had an amortized cost of $30,269.8 million, carrying value of $25,689.4 million, and a net unrealized loss of $4,580.4 million as of December 31, 2008. The market illiquidity was estimated using CDS spreads. For 62% of the population we used name specific CDS spreads and for the remainder we used relevant sector specific CDS spreads. We estimated that the decline in value of this population attributable to market illiquidity was $3,372.5 million.

        Commercial Mortgage-Backed Securities.    The population for our CMBS analysis included principal and interest bonds but excluded interest only bonds as of December 31, 2008. This population had an amortized cost of $4,585.7 million, carrying value of $2,806.0 million, and a net unrealized loss of $1,779.7 million. The market illiquidity was estimated using the commercial mortgage-backed security index (CMBX) spreads for various vintage and rating buckets. We estimated that the decline in value of this population attributable to market illiquidity was $814.6 million.

        Fixed Maturity Available-for-Sale Securities Unrealized Losses.    We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. The net cash inflows into investment grade fixed maturity securities are less than prior years due to us investing in more liquid investments. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. As of December 31, 2008, we had invested 4.2% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to no more than 10% of the total fixed maturity securities portfolios.

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

        The following table presents our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses for the time periods indicated.

	December 31, 2008				December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,981.9	$308.3	$4,253.1	$25,037.1	$27,623.6	$747.4	$563.9	$27,807.1
Private	13,916.2	175.9	3,089.2	11,002.9	14,371.1	415.7	509.9	14,276.9
Below investment grade:
Public	1,319.4	1.6	385.5	935.5	1,117.2	27.3	63.7	1,080.8
Private	1,585.5	1.1	487.8	1,098.8	1,081.6	30.9	30.7	1,081.8

Total fixed maturity securities, available-for-sale	$45,803.0	$486.9	$8,215.6	$38,074.3	$44,193.5	$1,221.3	$1,168.2	$44,246.6

        The following tables present our investment grade fixed maturity securities available-for-sale and the associated gross unrealized losses by aging category for the time periods indicated.

	December 31, 2008
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$3,086.0	$194.4	$1,188.1	$99.5	$4,274.1	$293.9
Greater than three to six months	4,213.7	467.9	1,673.6	236.4	5,887.3	704.3
Greater than six to nine months	3,014.0	620.7	1,566.6	290.6	4,580.6	911.3
Greater than nine to twelve months	2,321.0	743.0	1,259.7	460.1	3,580.7	1,203.1
Greater than twelve to twenty-four months	3,042.0	1,507.5	2,217.1	1,519.7	5,259.1	3,027.2
Greater than twenty-four to thirty-six months	1,045.2	296.1	312.5	217.1	1,357.7	513.2
Greater than thirty-six months	1,363.8	423.5	698.2	265.8	2,062.0	689.3

Total fixed maturity securities, available-for-sale	$18,085.7	$4,253.1	$8,915.8	$3,089.2	$27,001.5	$7,342.3

	December 31, 2007
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,829.6	$69.3	$1,585.5	$38.6	$4,415.1	$107.9
Greater than three to six months	1,233.1	86.4	1,075.4	123.0	2,308.5	209.4
Greater than six to nine months	1,460.9	109.3	1,285.7	123.1	2,746.6	232.4
Greater than nine to twelve months	993.2	74.6	719.4	107.0	1,712.6	181.6
Greater than twelve to twenty-four months	1,511.2	98.4	614.7	47.8	2,125.9	146.2
Greater than twenty-four to thirty-six months	3,049.7	104.3	1,119.6	58.0	4,169.3	162.3
Greater than thirty-six months	607.9	21.6	364.2	12.4	972.1	34.0

Total fixed maturity securities, available-for-sale	$11,685.6	$563.9	$6,764.5	$509.9	$18,450.1	$1,073.8

        The following tables present our below investment grade fixed maturity securities available-for-sale and the associated gross unrealized losses by aging category for the time periods indicated.

	December 31, 2008
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$133.1	$56.5	$114.6	$32.1	$247.7	$88.6
Greater than three to six months	88.8	12.7	297.1	74.3	385.9	87.0
Greater than six to nine months	102.5	42.9	129.1	46.5	231.6	89.4
Greater than nine to twelve months	163.0	65.9	44.5	43.7	207.5	109.6
Greater than twelve to twenty-four months	242.0	151.7	351.8	239.5	593.8	391.2
Greater than twenty-four to thirty-six months	41.2	26.1	13.3	21.4	54.5	47.5
Greater than thirty-six months	100.3	29.7	100.9	30.3	201.2	60.0

Total fixed maturity securities, available-for-sale	$870.9	$385.5	$1,051.3	$487.8	$1,922.2	$873.3

	December 31, 2007
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$95.4	$4.0	$187.0	$5.5	$282.4	$9.5
Greater than three to six months	62.8	2.6	115.6	5.4	178.4	8.0
Greater than six to nine months	123.2	22.7	98.6	3.1	221.8	25.8
Greater than nine to twelve months	91.5	11.3	17.3	0.7	108.8	12.0
Greater than twelve to twenty-four months	57.0	11.1	21.7	13.0	78.7	24.1
Greater than twenty-four to thirty-six months	138.3	11.4	72.9	2.1	211.2	13.5
Greater than thirty-six months	16.5	0.6	26.6	0.9	43.1	1.5

Total fixed maturity securities, available-for-sale	$584.7	$63.7	$539.7	$30.7	$1,124.4	$94.4

        The following tables present the carrying amount and the gross unrealized losses on fixed maturity securities available-for-sale where the estimated fair value has declined and remained below amortized cost by 20% or more as the time periods indicate.

	December 31, 2008
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$53.7	$70.2	$6,433.5	$3,133.6	$6,487.2	$3,203.8
Greater than three to six months	27.5	28.5	1,374.2	1,314.6	1,401.7	1,343.1
Greater than six to nine months	6.1	14.5	279.3	415.5	285.4	430.0
Greater than nine to twelve months	11.5	10.3	486.8	904.1	498.3	914.4
Greater than twelve months	3.5	6.5	111.3	435.2	114.8	441.7

Total fixed maturity securities, available-for-sale	$102.3	$130.0	$8,685.1	$6,203.0	$8,787.4	$6,333.0

	December 31, 2007
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$670.2	$240.2	$670.2	$240.2
Greater than three to six months	—	—	110.7	80.9	110.7	80.9
Greater than six to nine months	—	—	0.5	0.3	0.5	0.3
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—

Total fixed maturity securities, available-for-sale	$—	$—	$781.4	$321.4	$781.4	$321.4

Mortgage Loans

        Mortgage loans consist primarily of commercial mortgage loans on real estate. The carrying amount of our commercial mortgage loan portfolio was $11,279.3 million and $10,763.5 million as of December 31, 2008 and 2007, respectively. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

        Our commercial mortgage loan portfolio consists of primarily non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of credit oriented retail properties, manufacturing office properties and general-purpose industrial properties. In addition, we have a $261.3 million short-term high rate portfolio of mortgages held by the spread business within the Global Asset Management segment. For geographic and property type distribution of our commercial mortgage loans, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Investments."

        Credit extensions in the state of California accounted for 20% of our commercial mortgage loan portfolio as of December 31, 2008. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

        Our commercial loan portfolio is highly diversified by borrower. As of December 31, 2008, 30% of the commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 1,223 and 1,254 as of December 31, 2008 and 2007, respectively. The average loan size of our commercial mortgage portfolio was $9.3 million as of December 31, 2008.

        Commercial Mortgage Loan Credit Monitoring.    We actively monitor and manage our commercial mortgage loan portfolio. Substantially all loans within the portfolio are analyzed regularly and are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal "watch list". Among criteria which would indicate a potential problem are: imbalances in ratios of loan to value or contract rents to debt service, major tenant vacancies or bankruptcies, borrower sponsorship problems, late payments, delinquent taxes and loan relief/restructuring requests.

        We review our mortgage loan portfolio and analyze the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on the "watch list" or which currently has a valuation allowance. We categorize loans that are 60 days or more delinquent, loans in process of foreclosure, and loans to borrowers in bankruptcy that are delinquent as "problem" loans. Valuation allowances have been recognized on problem loans. Potential problem loans are loans placed on an internal "watch list" for which management has concerns as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing loan as a potential problem involves significant subjective judgments by management as to the likely future economic conditions and developments with respect to the borrower. We categorize loans for which the original Note Rate or Pay Rate of the mortgages have been reduced as "restructured" loans. We also consider matured loans that are refinanced at below market rates as restructured.

        The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

	December 31, 2008	December 31, 2007
	($ in millions)
Total commercial mortgages	$11,279.3	$10,763.5

Problem commercial mortgages (1)	$69.0	$35.8
Potential problem commercial mortgages (2)	110.0	14.5
Restructured commercial mortgages (3)	5.5	14.8

Total problem, potential problem and restructured commercial mortgages	$184.5	$65.1

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	1.64%	.60%

(1)
Includes three mortgages held within the Global Asset Management segment as of December 31, 2008 and two mortgages held within the Global Asset Management segment as of December 31, 2007. One of these loans totaling $26.0 million was in foreclosure as of December 31, 2008, and one mortgage loan totaling $13.0 million was in foreclosure as of December 31, 2007. The loan in foreclosure as of December 31, 2008, was not in foreclosure as of December 31, 2007.

(2)
Potential problem commercial mortgages include $48.0 million in mortgages held by the Global Asset Management segment at December 31, 2008, and $14.5 million at December 31, 2007.

(3)
Includes one mortgage held within the Global Asset Management segment totaling $5.5 million at December 31, 2008, and $8.1 million at December 31, 2007.

        Commercial Mortgage Loan Valuation Allowance    The valuation allowance for commercial mortgage loans includes a loan specific allowance for impaired loans and a provision for losses based on past loss experience believed to be adequate to absorb estimated probable credit losses. The changes in the valuation allowance are reported in net income on our consolidated statements of operations.

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

        When a valuation allowance is established, subsequent recoveries are credited to the valuation allowance and subsequent losses may be charged to the valuation allowance. The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and current portfolio statistics are subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans.

        The current portfolio statistics and past loss experience produced a commercial mortgage loan general valuation allowance for the Principal Life general account totaling $30.1 million. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral and changes in the economic environment in general. The valuation allowance for PFG increased by $14.2 million for the year ended December 31, 2008, and increased by $10.6 million for the year ended December 31, 2007. These increases are primarily related to net specific reserves taken on certain problem loans of $16.2 million and $10.0 million as of December 31, 2008, and December 31, 2007, respectively.

        The following table represents our commercial mortgage valuation allowance for the periods indicated:

	December 31, 2008	December 31, 2007
	($ in millions)
Balance, beginning of period	$42.8	$32.2
Provision	42.9	10.8
Releases	(28.7)	(0.2)

Balance, end of period	$57.0	$42.8

Valuation allowance as % of carrying value before reserves	.50%	.40%

Real Estate

        Real estate consists primarily of commercial equity real estate. As of December 31, 2008 and 2007, the carrying amount of equity real estate investment was $915.2 million and $859.6 million, respectively, or 1% of U.S. invested assets. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

        Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale." Real estate held for investment totaled $779.8 million and $777.2 million as of December 31, 2008 and 2007, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the years ended December 31, 2008 and 2007, there were no such impairment adjustments.

        The carrying amount of real estate held for sale as of December 31, 2008, was $135.4 million, net of valuation allowance of $3.5 million. The carrying amount of real estate held for sale as of December 31, 2007, was $82.4 million. There was no valuation allowance at December 31, 2007. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

        We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

        Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of December 31, 2008. By property type, there is a concentration in office, industrial site buildings, and retail that represented approximately 79% of the equity real estate portfolio as of December 31, 2008.

Other Investments

        Our other investments totaled $2,162.4 million as of December 31, 2008, compared to $1,391.4 million as of December 31, 2007. Derivatives accounted for $1,873.2 million in other investments as of December 31, 2008. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

        Of our invested assets, $3.3 billion were held by our International Asset Management and Accumulation segment as of December 31, 2008. Our international investment operations consist of the investments of Principal International. Principal Global Investors advises each Principal International affiliate on investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of December 31, 2008 and 2007, were fixed maturity securities, other investments and residential mortgage loans. The following discussion analyzes the composition of general account assets, but excludes invested assets of the separate accounts.

	December 31, 2008		December 31, 2007
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities — Public	$2,134.2	64%	$2,719.5	67%
Equity securities	40.8	1	52.7	1
Mortgage loans — Residential	479.9	14	558.6	14
Real estate	4.2	—	2.9	—
Policy loans	15.0	1	16.2	—
Other investments	654.2	20	727.2	18

Total invested assets	3,328.3	100%	4,077.1	100%

Cash and cash equivalents	71.0		82.9

Total invested assets and cash	$3,399.3		$4,160.0

        Investments in equity method subsidiaries and direct financing leases accounted for $377.2 million and $265.4 million, respectively, of other investments as of December 31, 2008. Investments in equity method subsidiaries and direct financing leases accounted for $455.6 million and $256.3 million, respectively, of other investments as of December 31, 2007. The remaining invested assets as of December 31, 2008, and December 31, 2007, are primarily related to derivatives and seed money.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposures and Risk Management

        Market risk is the risk that we will incur losses due to adverse fluctuations in market rates and prices. Our primary market risk exposure is to changes in interest rates, although we also have exposures to changes in equity prices and foreign currency exchange rates.

        We enter into market-sensitive instruments for purposes other than trading. The active management of market risk is an integral part of our operations. We manage our overall market risk exposure within established risk tolerance ranges by using the following approaches:

  •
  rebalance our existing asset or liability portfolios;

  •
  control the risk structure of newly acquired assets and liabilities or

  •
  use derivative instruments to modify the market risk characteristics of existing assets or liabilities or assets expected to be purchased.

Interest Rate Risk

        Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. One source of interest rate risk is the inherent difficulty in obtaining assets that mature or have their rate reset at the exact same time as the liabilities they support. Assets may have to be reinvested or sold in the future to meet the liability cash flows in unknown interest rate environments. Secondly, there may be timing differences between when new liabilities are priced and when assets are purchased or procured that can cause fluctuations in profitability if interest rates move materially in the interim. A third source of interest rate risk is the prepayment options embedded within asset and liability contracts that can alter the cash flow profiles from what was originally expected.

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

        We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, approximately $19.1 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity.

        We are also exposed to interest rate risk based upon the discount rate assumption used for purposes of valuing our pension and other postretirement benefit obligations. For further discussion of interest rate risk associated with these obligations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates — Benefit Plans."

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

        As of December 31, 2008, the difference between the asset and liability durations on our primary duration-managed portfolio was -0.17, as compared to -0.01 as of December 31, 2007. This duration gap indicates that, as of December 31, 2008, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $29,440.1 million and $33,183.4 million as of December 31, 2008 and 2007, respectively.

        Duration-Monitored.    For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of December 31, 2008, the weighted-average difference between the asset and liability durations on these portfolios was +0.09, as compared to +0.22 as of December 31, 2007. This duration gap indicates that, as of December 31, 2008, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $18,017.3 million and $17,990.9 million as of December 31, 2008 and 2007, respectively.

        Non Duration-Managed.    We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,866.0 million and $5,234.0 million as of December 31, 2008 and 2007, respectively.

        Using the assumptions and data in effect as of December 31, 2008, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $34.0 million, compared with an estimated $36.3 million decrease as of December 31, 2007. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	December 31, 2008
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$29,440.1	3.05	(0.17)	$50.0
Duration-monitored	18,017.3	4.53	0.09	(16.0)
Non duration-managed	4,866.0	5.07	N/A	N/A

Total	$52,323.4			$34.0

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

        See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates — Valuation of Invested Assets" for additional discussion of the impact interest rate increases would have on fixed maturities, available-for-sale.

        Debt Issued and Outstanding.    As of December 31, 2008 and 2007, the aggregate fair value of long-term debt was $1,096.1 million and $1,423.6 million, respectively. As of December 31, 2008, a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $59.4 million, as compared to an estimated $106.3 million increase as of December 31, 2007. Debt is not recorded at fair value on the statement of financial position.

        Using the assumptions and data in effect as of December 31, 2008, we estimate that a 100 basis point immediate, parallel decrease or increase in interest rates would increase or decrease, respectively, the fair value for each category of long-term debt as presented in the following table.

	December 31, 2008 Fair value (no accrued interest)
	-100 basis point change	No change	+100 basis point change
	(in millions)
8.2% notes payable, due 2009	$469.3	$468.7	$466.0
3.31% notes payable, due 2011	51.8	50.4	49.1
3.63% notes payable, due 2011	26.7	26.0	25.4
6.05% notes payable, due 2036	450.7	404.4	365.4
8% surplus notes payable, due 2044	99.1	89.6	81.1
Non-recourse mortgages and notes payable	57.3	56.4	55.6
Other mortgages and notes payable	0.6	0.6	0.6

Total long-term debt	$1,155.5	$1,096.1	$1,043.2

        Our selection of a 100 basis point immediate, parallel increase or decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase or decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our long-term debt obligations at a point in time and may not be representative of future obligations. These exposures will change as a result of ongoing changes to our outstanding long-term debt obligations.

        Use of Derivatives to Manage Interest Rate Risk.    We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, swaptions, futures, treasury lock agreements and options. We use interest rate swaps and futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. Prior to the termination of our commercial mortgage securities operation, we used these instruments to hedge the interest rate exposure within the operation. Occasionally, we will sell a callable investment-type agreement and will use written interest rate swaptions to transform the callable liability into a fixed term liability.

Foreign Currency Risk

        Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements issued to nonqualified institutional investors in the international market, foreign currency-denominated fixed maturity securities and demand deposits purchased and our international operations.

        We estimate that as of December 31, 2008, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2007. However, fluctuations in foreign currency exchange rates do affect the translation of local operating earnings and equity into our consolidated financial statements.

        For our International Asset Management and Accumulation segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $100.3 million, or 10%, reduction in the total equity of our international operations as of December 31, 2008, as compared to an estimated $143.2 million, or 10%, reduction as of December 31, 2007. In addition, a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $12.7 million, or 10%, reduction in the annual operating earnings of our international operations for the years ended December 31, 2008, as compared to an estimated $13.1 million, or 12%, reduction for the year ended December 31, 2007.

        The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

        Use of Derivatives to Manage Foreign Currency Risk.    The foreign currency risk on funding agreements and fixed maturity securities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $4,269.2 million and $4,351.7 million as of December 31, 2008 and 2007, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities was $2,005.4 million and $1,973.4 million as of December 31, 2008 and 2007, respectively.

        With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. Our operations in Chile had currency swaps with a notional amount of $24.1 million as of both December 31, 2008 and 2007, that were used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $52.1 million and $134.1 million as of December 31, 2008 and 2007, respectively, in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

        Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2008 or 2007.

Equity Risk

        Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of December 31, 2008 and 2007, the fair value of our equity securities was $400.7 million and $586.2 million, respectively. As of December 31, 2008, a 10% decline in the value of the equity securities would result in an unrealized loss of $40.1 million, as compared to an estimated unrealized loss of $58.6 million as of December 31, 2007.

        We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to change in investment prices and the risk that asset management fees calculated by reference to performance could be lower. We estimate that an immediate 10% decline in the Standard & Poor's index, followed by a 2% per quarter increase would reduce our annual operating earnings by approximately four to six percent. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. For further discussion, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates — Deferred Policy Acquisition Costs and Other Actuarial Balances."

        The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our exposure will change as a result of changes in our mix of business.

        We also have equity risk associated with (1) fixed deferred annuity contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to receive at least the principal deposit back through withdrawals of a specified annual amount, even if the account value is reduced to zero; (3) variable annuity contacts that have a GMDB that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount; (4) investment-type contracts in which the return is tied to an external equity index and (5) investment-type contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our benefit plans. For further discussion of equity risk associated with these plans, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates — Benefit Plans."

        Use of Derivatives to Manage Equity Risk.    We economically hedge the fixed deferred annuity product by purchasing options that match the product's profile. We economically hedge the GMWB exposure using futures, options and interest rate swaps. We economically hedge the investment contract exposure to an external equity index using equity call options.

        The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. For the year ended December 31, 2008, we recognized a $37.4 million pre-tax loss on the change in fair value of the GMWB embedded derivative and a $171.5 million pre-tax gain on the derivatives used to economically hedge our GMWB market risk, which includes equity risk. The implementation of SFAS 157 in 2008 resulted in the incorporation of a spread reflecting our own creditworthiness and additional risk margins in the valuation of the GMWB embedded derivative. Throughout 2008, the spread reflecting our own credit risk increased, which drove a significant increase in the discount rates applied, thereby reducing the level of pre-tax loss from fair value changes in the embedded derivative. This resulted in the pre-tax loss from the fair value of the embedded derivative being significantly different than the pre-tax gain from the fair value changes in the associated hedging instruments. Additionally, the net gain from the change in value of the GMWB embedded derivative and the associated hedging instruments resulted in a $45.4 million pre-tax increase in DPAC amortization.

Credit Risk

        Credit risk relates to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest. Our ability to manage credit risk is essential to our business and our profitability. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments" for additional information about credit risk.

        Use of Derivatives to Diversify or Hedge Credit Risk.    We sometimes purchase credit default swaps to hedge credit exposures in our investment portfolio. We sell credit default swaps to offer credit protection to investors. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8, Derivative Financial Instruments."

        We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $549.0 million and $63.4 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008, we did not have any credit default swaps hedging spread risk in our portfolio. At December 31, 2007, we utilized credit default swaps with a notional amount of $69.5 million to economically hedge spread risk in our portfolio. We had credit exposure through credit default swaps with a notional amount of $200.0 million as of both December 31, 2008 and 2007, by investing $200.0 million in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $1,199.9 million and $801.9 million as of December 31, 2008 and 2007, respectively.

Derivative Summary

        Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the statement of financial position. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of December 31, 2008 and 2007.

Derivative Financial Instruments — Notional Amounts

	December 31, 2008		December 31, 2007
	Notional amount	% of total	Notional amount	% of total
	($ in millions)
Interest rate swaps	$24,148.6	66%	$18,627.3	62%
Foreign currency swaps	6,298.7	17	6,349.2	21
Embedded derivative financial instruments	2,940.4	8	2,088.9	7
Credit default swaps	1,948.9	6	1,134.8	4
Options	797.5	2	572.0	2
Futures	161.0	1	57.7	—
Swaptions	94.8	—	488.8	2
Currency forwards	52.1	—	361.9	1
Commodity swaps	40.0	—	40.0	—
Treasury lock agreements	—	—	150.0	1

Total	$36,482.0	100%	$29,870.6	100%

Derivative Financial Instruments — Credit Exposures

	December 31, 2008		December 31, 2007
	Credit exposure	% of total	Credit exposure	% of total
	($ in millions)
Interest rate swaps	$1,105.1	56%	$286.0	24%
Foreign currency swaps	562.5	29	805.5	69
Options	222.1	11	64.4	5
Credit default swaps	70.7	4	5.6	1
Currency forwards	0.2	—	6.2	1
Commodity swaps	—	—	0.3	—

Total credit exposure	1,960.6	100%	1,168.0	100%

Less: Collateral received	278.5		326.5

Total	$1,682.1		$841.5

        The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	December 31, 2008
				Fair value (no accrued interest)
	Notional amount	Weighted average term (years)		-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$24,148.6	5.93	(1)	$(420.9)	$(362.5)	$(312.1)
Futures	97.3	0.22	(2)	(5.9)	3.1	12.0
Swaptions	94.8	11.74	(3)	(15.8)	(25.3)	(16.2)

Total	$24,340.7			$(442.6)	$(384.7)	$(316.3)

(1)
Based on maturity date of swap.
(2)
Based on maturity date.
(3)
Based on option date.

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

Effects of Inflation

        The impact of inflation in the United States or in the other countries in which we operate, has not had a material effect on our annual consolidated operations over the past five years. However, we may be materially affected by inflation in the future.

 Item 8.    Financial Statements and Supplementary Data

 Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited Principal Financial Group, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). Management of Principal Financial Group, Inc. ("the Company") is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Principal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Principal Financial Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 16, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 16, 2009

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for its pension and other post-retirement benefits effective December 31, 2006 and January 1, 2008, and for the treatment of modifications or exchanges of insurance contracts and income tax contingencies effective January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 16, 2009

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,
	2008	2007
	(in millions)
Assets
Fixed maturities, available-for-sale	$40,117.2	$46,738.9
Fixed maturities, trading	843.4	529.3
Equity securities, available-for-sale	242.7	316.4
Equity securities, trading	158.0	269.8
Mortgage loans	13,113.6	12,659.6
Real estate	919.4	862.5
Policy loans	896.4	869.9
Other investments	2,816.6	2,118.6

Total investments	59,107.3	64,365.0
Cash and cash equivalents	2,608.0	1,344.4
Accrued investment income	750.7	774.1
Premiums due and other receivables	988.1	951.2
Deferred policy acquisition costs	4,153.0	2,810.1
Property and equipment	518.2	469.0
Goodwill	375.5	374.7
Other intangibles	925.3	1,006.9
Separate account assets	55,142.6	80,486.8
Other assets	3,613.7	1,938.0

Total assets	$128,182.4	$154,520.2

Liabilities
Contractholder funds	$43,086.6	$40,288.9
Future policy benefits and claims	18,494.2	18,454.7
Other policyholder funds	536.2	540.5
Short-term debt	500.9	290.8
Long-term debt	1,290.5	1,398.8
Income taxes currently payable	1.9	41.6
Deferred income taxes	102.8	576.3
Separate account liabilities	55,142.6	80,486.8
Other liabilities	6,553.9	5,020.1

Total liabilities	125,709.6	147,098.5
Stockholders' equity
Series A preferred stock, par value $.01 with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding at December 31, 2008 and 2007	—	—
Series B preferred stock, par value $.01 with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding at December 31, 2008 and 2007	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 387.0 million and 385.8 million shares issued, and 259.3 million and 259.1 million shares outstanding at December 31, 2008 and 2007, respectively	3.9	3.9
Additional paid-in capital	8,376.5	8,295.4
Retained earnings	3,722.5	3,414.3
Accumulated other comprehensive income (loss)	(4,911.6)	420.2
Treasury stock, at cost (127.7 million and 126.7 million shares at December 31, 2008 and 2007, respectively)	(4,718.6)	(4,712.2)

Total stockholders' equity	2,472.8	7,421.7

Total liabilities and stockholders' equity	$128,182.4	$154,520.2

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2008	2007	2006
	(in millions, except per share data)
Revenues
Premiums and other considerations	$4,209.2	$4,634.1	$4,305.3
Fees and other revenues	2,426.5	2,634.7	1,902.5
Net investment income	3,994.3	3,966.5	3,620.6
Net realized capital gains (losses)	(694.1)	(328.8)	44.7

Total revenues	9,935.9	10,906.5	9,873.1
Expenses
Benefits, claims and settlement expenses	6,219.9	6,435.3	5,692.4
Dividends to policyholders	267.3	293.8	290.7
Operating expenses	2,995.1	3,129.2	2,558.7

Total expenses	9,482.3	9,858.3	8,541.8

Income from continuing operations before income taxes	453.6	1,048.2	1,331.3
Income taxes (benefits)	(4.5)	208.1	295.9

Income from continuing operations, net of related income taxes	458.1	840.1	1,035.4
Income from discontinued operations, net of related income taxes	—	20.2	28.9

Net income	458.1	860.3	1,064.3
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$425.1	$827.3	$1,031.3

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$1.64	$3.04	$3.67
Income from discontinued operations, net of related income taxes	—	0.08	0.11

Net income	$1.64	$3.12	$3.78

Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$1.63	$3.01	$3.64
Income from discontinued operations, net of related income taxes	—	0.08	0.10

Net income	$1.63	$3.09	$3.74

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders' equity
	(in millions)
Balances at January 1, 2006	$—	$0.1	$3.8	$8,000.0	$2,008.6	$994.8	$(3,200.1)	$7,807.2
Common stock issued	—	—	—	66.2	—	—	—	66.2
Capital transactions of equity method investee, net of related income taxes	—	—	—	1.7	—	—	—	1.7
Stock-based compensation and additional related tax benefits	—	—	—	73.9	(1.1)	—	—	72.8
Treasury stock acquired, common	—	—	—	—	—	—	(755.8)	(755.8)
Dividends to common stockholders	—	—	—	—	(214.7)	—	—	(214.7)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	(33.0)
Transition adjustment related to post-retirement benefit obligations, net of related income taxes	—	—	—	—	—	23.3	—	23.3
Comprehensive income:
Net income	—	—	—	—	1,064.3	—	—	1,064.3
Net unrealized losses, net	—	—	—	—	—	(168.9)	—	(168.9)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(5.0)	—	(5.0)
Minimum pension liability, net of related income taxes	—	—	—	—	—	2.7	—	2.7

Comprehensive income								893.1

Balances at December 31, 2006	—	0.1	3.8	8,141.8	2,824.1	846.9	(3,955.9)	7,860.8
Common stock issued	—	—	0.1	73.5	—	—	—	73.6
Capital transactions of equity method investee, net of related income taxes	—	—	—	1.1	—	—	—	1.1
Stock-based compensation and additional related tax benefits	—	—	—	79.0	(1.5)	—	—	77.5
Treasury stock acquired, common	—	—	—	—	—	—	(756.3)	(756.3)
Dividends to common stockholders	—	—	—	—	(235.6)	—	—	(235.6)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	(33.0)
Comprehensive income:
Net income	—	—	—	—	860.3	—	—	860.3
Net unrealized losses, net	—	—	—	—	—	(541.9)	—	(541.9)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	62.5	—	62.5
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	52.7	—	52.7

Comprehensive income								433.6

Balances at December 31, 2007	$—	$0.1	$3.9	$8,295.4	$3,414.3	$420.2	$(4,712.2)	$7,421.7

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity — (continued)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders' equity
	(in millions)
Balances at January 1, 2008	$—	$0.1	$3.9	$8,295.4	$3,414.3	$420.2	$(4,712.2)	$7,421.7
Common stock issued	—	—	—	36.4	—	—	—	36.4
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.6	—	—	—	0.6
Stock-based compensation and additional related tax benefits	—	—	—	44.1	(1.1)	—	—	43.0
Treasury stock acquired, common	—	—	—	—	—	—	(6.4)	(6.4)
Dividends to common stockholders	—	—	—	—	(116.7)	—	—	(116.7)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	(33.0)
Effects of changing post-retirement benefit plan measurement date, net of related income taxes	—	—	—	—	0.9	(2.0)	—	(1.1)
Comprehensive income (loss):
Net income	—	—	—	—	458.1	—	—	458.1
Net unrealized losses, net	—	—	—	—	—	(4,487.9)	—	(4,487.9)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(209.4)	—	(209.4)
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	(632.5)	—	(632.5)

Comprehensive loss								(4,871.7)

Balances at December 31, 2008	$—	$0.1	$3.9	$8,376.5	$3,722.5	$(4,911.6)	$(4,718.6)	$2,472.8

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Operating activities
Net income	$458.1	$860.3	$1,064.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of related income taxes	—	(20.2)	(28.9)
Amortization of deferred policy acquisition costs	373.7	357.3	239.2
Additions to deferred policy acquisition costs	(680.3)	(606.1)	(498.9)
Accrued investment income	23.4	(52.1)	(41.1)
Net cash flows for trading securities	(348.0)	(258.2)	(200.3)
Premiums due and other receivables	(39.2)	191.8	(419.1)
Contractholder and policyholder liabilities and dividends	2,394.2	2,276.7	1,925.8
Current and deferred income taxes	(219.7)	(70.3)	169.6
Net realized capital (gains) losses	694.1	328.8	(44.7)
Depreciation and amortization expense	145.0	130.2	101.3
Mortgage loans held for sale, acquired or originated	(92.0)	(83.8)	(427.3)
Mortgage loans held for sale, sold or repaid, net of gain	73.7	166.8	761.4
Real estate acquired through operating activities	(77.5)	(48.2)	(82.3)
Real estate sold through operating activities	24.5	43.7	88.6
Stock-based compensation	31.5	72.8	71.8
Other	(536.7)	(329.5)	(403.9)

Net adjustments	1,766.7	2,099.7	1,211.2

Net cash provided by operating activities	2,224.8	2,960.0	2,275.5
Investing activities
Available-for-sale securities:
Purchases	(6,605.8)	(10,520.3)	(7,765.4)
Sales	1,343.5	3,039.6	1,438.9
Maturities	3,207.9	4,461.6	3,595.8
Mortgage loans acquired or originated	(3,484.9)	(3,108.0)	(2,600.2)
Mortgage loans sold or repaid	2,902.0	2,112.8	2,102.6
Real estate acquired	(33.3)	(115.2)	(26.6)
Real estate sold	70.6	53.0	174.1
Net purchases of property and equipment	(105.0)	(98.4)	(50.5)
Purchases of interest in subsidiaries, net of cash acquired	(20.3)	(76.1)	(769.2)
Net change in other investments	(191.9)	(248.2)	(9.9)

Net cash used in investing activities	$(2,917.2)	$(4,499.2)	$(3,910.4)

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows — (continued)

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Financing activities
Issuance of common stock	$36.4	$73.6	$66.2
Acquisition of treasury stock	(6.4)	(756.3)	(755.8)
Proceeds from financing element derivatives	142.2	128.7	132.1
Payments for financing element derivatives	(114.6)	(137.2)	(141.0)
Excess tax benefits from share-based payment arrangements	3.1	10.2	8.4
Dividends to common stockholders	(116.7)	(235.6)	(214.7)
Dividends to preferred stockholders	(33.0)	(41.2)	(24.7)
Issuance of long-term debt	7.9	0.2	601.7
Principal repayments of long-term debt	(83.3)	(115.0)	(20.4)
Net proceeds (repayments) of short-term borrowings	217.4	203.9	(390.5)
Investment contract deposits	11,349.0	9,958.9	8,925.7
Investment contract withdrawals	(9,813.7)	(8,209.9)	(6,859.4)
Net increase in banking operation deposits	373.1	417.1	258.9
Other	(5.4)	(5.3)	—

Net cash provided by financing activities	1,956.0	1,292.1	1,586.5
Discontinued operations
Net cash provided by operating activities	—	2.5	1.9
Net cash used in investing activities	—	(1.3)	(3.4)
Net cash used in financing activities	—	(0.5)	(0.6)

Net cash provided by (used in) discontinued operations	—	0.7	(2.1)

Net increase (decrease) in cash and cash equivalents	1,263.6	(246.4)	(50.5)
Cash and cash equivalents at beginning of year	1,344.4	1,590.8	1,641.3

Cash and cash equivalents at end of year	$2,608.0	$1,344.4	$1,590.8

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$(0.7)	$1.4
At end of year	$—	$—	$(0.7)
Supplemental Information:
Cash paid for interest	$111.3	$115.1	$80.1
Cash paid for income taxes	$206.1	$245.9	$139.5

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2008

1. Nature of Operations and Significant Accounting Policies

Description of Business

        Principal Financial Group, Inc. ("PFG"), along with its consolidated subsidiaries, is a diversified financial services organization engaged in promoting retirement savings and investment and insurance products and services in the U.S. and selected international markets.

Basis of Presentation

        The accompanying consolidated financial statements, which include our majority-owned subsidiaries and consolidated variable interest entities ("VIEs"), have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). Less than majority-owned entities in which we have at least a 20% interest and limited liability companies ("LLCs"), partnerships and real estate joint ventures in which we have at least a 5% interest, are reported on the equity basis in the consolidated statements of financial position as other investments. Investments in LLCs, partnerships and real estate joint ventures in which we have an ownership percentage of 3% to 5% are accounted for under the equity or cost method depending upon the specific facts and circumstances of our ownership and involvement. All significant intercompany accounts and transactions have been eliminated. Information included in the notes to the financial statements excludes information applicable to less than majority-owned entities reported on the equity and cost methods, unless otherwise noted.

Closed Block

        Principal Life Insurance Company ("Principal Life") operates a closed block ("Closed Block") for the benefit of individual participating dividend-paying policies in force at the time of the 1998 mutual insurance holding company ("MIHC") formation. See Note 9, Closed Block, for further details.

Recent Accounting Pronouncements

        On January 12, 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 ("FSP EITF 99-20-1"). This FSP amends EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by eliminating the requirement that a holder's best estimate of cash flows be based upon those that a market participant would use. Instead, FSP EITF 99-20-1 eliminates the use of market participant assumptions and requires the use of management's judgment in the determination of whether it is probable there has been an adverse change in estimated cash flow. This FSP was effective for reporting periods ending after December 15, 2008, and did not have a material impact on our consolidated financial statements.

        On December 11, 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation ("FIN") 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). This FSP requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs. FSP FAS 140-4 and FIN 46(R)-8 was effective for reporting periods ending after December 15, 2008. We have included the required disclosures in our consolidated financial statements for the year ended December 31, 2008. See Note 5, Variable Interest Entities, and Note 7, Securitization Transactions, for further details.

        On September 12, 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 ("FSP FAS 133-1 and FIN 45-4"). FSP FAS 133-1 and FIN 45-4 (1) amends Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument; (2) amends FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee and (3) clarifies the FASB's intent about the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 ("SFAS 161"). FSP FAS 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008. We have included the required disclosures in our consolidated financial statements for the year ended December 31, 2008. See Note 8, Derivative Financial Instruments, for further details relating to our credit derivatives.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

        On March 19, 2008, the FASB issued SFAS 161. This statement requires (1) qualitative disclosures about objectives and strategies for using derivatives, (2) quantitative disclosures about fair value amounts of gains and losses on derivative instruments and related hedged items and (3) disclosures about credit-risk-related contingent features in derivative instruments. The disclosures are intended to provide users of financial statements with an enhanced understanding of how and why derivative instruments are used, how they are accounted for and the financial statement impacts. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We plan to make the required disclosures in our consolidated financial statements beginning in first quarter 2009.

        On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). Among the changes, the standard requires that the acquiring entity in a business combination establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including any noncontrolling interests, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) requires direct acquisition costs to be expensed. This statement is effective for the first annual reporting period beginning on or after December 15, 2008. All requirements of SFAS 141(R) should be applied prospectively.

        Also on December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). Under this statement, noncontrolling interests are to be treated as a separate component of equity, rather than as a liability or other items outside of equity. In addition, SFAS 160 changes the way the consolidated income statement is presented. Net income will include the total income of all consolidated subsidiaries, with separate disclosures on the face of the income statement of the income attributable to controlling and noncontrolling interests. Previously, net income attributable to the noncontrolling interest was reported as an operating expense in arriving at consolidated net income. Finally, SFAS 160 revises the accounting requirements for changes in a parent's ownership interest while the parent retains control and for changes in a parent's ownership interest that results in deconsolidation. This statement is effective for the first annual reporting period beginning on or after December 15, 2008. Presentation and disclosure requirements should be applied retrospectively for all periods presented. All other requirements of SFAS 160 should be applied prospectively. Certain separate account arrangements involve ownership of mutual funds to support the investment objective of the separate account. It is possible that, through a separate account arrangement, greater than 50% of the mutual fund shares could be owned. The accounting guidance for this circumstance is not well defined, but we, like many other insurers, do not consolidate the mutual fund as we believe the arrangement qualifies for the exemption afforded investment companies. In January, the FASB asked the EITF to consider a topic entitled "Consideration of an Insurer's Accounting for Majority Owned Investments When the Ownership is through a Separate Account". It is anticipated that the EITF will consider the issue in 2009. It is not possible to predict the outcome of the deliberations with any certainty; however, one outcome could be the recognition of the portion of the mutual fund not held via the separate account arrangement as a non-controlling interest in equity. The value of non-controlling interest is dependent on the daily changes to mutual fund share ownership levels. Therefore, we are still evaluating the impact this guidance will have on our consolidated financial statements.

        On June 11, 2007, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 07-1, Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies ("SOP 07-1"). This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the "Guide"). This SOP also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, this SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company's consolidated financial statements or the financial statements of an equity method investor. The provisions of this SOP were effective for fiscal years beginning on or after December 15, 2007. However, on February 14, 2008, the FASB issued FSP SOP 07-1-1, Effective Date of AICPA Statement of Position 07-1, to indefinitely defer the effective date of SOP 07-1.

        On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value. Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income. The decision about whether to elect the fair value option (1) is applied instrument by instrument, with certain exceptions (2) is irrevocable and (3) is applied to an entire instrument and not only to specified risks, specific cash flows, or portions of that instrument. SFAS 159 also requires additional disclosures

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. At the effective date, the fair value option may be elected for eligible items that exist at that date and the effect of the first remeasurement to fair value for those items should be reported as a cumulative effect adjustment to retained earnings. We adopted SFAS 159 on January 1, 2008, and the cumulative effect of the change in accounting principle as a result of adopting SFAS 159 was immaterial. Therefore, the pre-tax cumulative effect of the change in accounting principle is reflected in net realized capital gains (losses). Election of this option upon acquisition or assumption of eligible items could introduce period to period volatility in net income.

        On September 29, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R ("SFAS 158"). The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements were effective for fiscal years ending after December 15, 2006, and did not have a material impact on our consolidated financial statements. Effective for fiscal years ending after December 15, 2008, SFAS 158 also eliminates the ability to choose a measurement date by requiring that plan assets and benefit obligations be measured as of the annual balance sheet date. For 2007, we used a measurement date of October 1 for the measurement of plan assets and benefit obligations. Two transition methods were available when implementing the change in measurement date for 2008. We chose the alternative that allowed us to use the October 1, 2007, measurement date as a basis for determining the 2008 expense and transition adjustment. The effect of changing the measurement date resulted in a $0.9 million increase to retained earnings and a $2.0 million decrease to accumulated other comprehensive income in the first quarter of 2008.

        On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This standard, which provides guidance for using fair value to measure assets and liabilities, applies whenever other standards require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value measurement. SFAS 157 establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and requires fair value measurements to be separately disclosed by level within the hierarchy. On February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of Statement No. 157 ("FSP FAS 157-2") to defer the effective date of the standard for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. On February 14, 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, which amends SFAS 157 to exclude instruments covered by SFAS No. 13, Accounting for Leases, and its related interpretive guidance from the scope of SFAS 157. On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active ("FSP FAS 157-3"), which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. Our adoption of SFAS 157 on January 1, 2008, for assets and liabilities measured at fair value on a recurring basis and financial assets and liabilities measured at fair value on a nonrecurring basis did not have a material impact on our consolidated financial statements. We are deferring the adoption of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until January 1, 2009, in accordance with FSP FAS 157-2. We do not anticipate this guidance will have a material impact on our consolidated financial statements. FSP FAS 157-3 was effective upon issuance and did not have a material impact on our consolidated financial statements. See Note 17, Fair Value of Financial Instruments, for further details.

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

        On July 13, 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48, which is an interpretation of SFAS No. 109, Accounting for Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. We adopted FIN 48 on January 1, 2007, which did not have a material impact on our consolidated financial statements. See Note 13, Income Taxes, for further details.

        On March 17, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156"), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). This statement (1) requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, (3) for subsequent measurement of each class of separately recognized servicing assets and liabilities, an entity can elect either the amortization or fair value measurement method, (4) permits a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, without calling into question the treatment of other available-for-sale securities, provided the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities measured at fair value in the statement of financial position and also requires additional disclosures. The initial measurement requirements of this statement should be applied prospectively to all transactions entered into after the fiscal year beginning after September 15, 2006. The election related to the subsequent measurement of servicing assets and liabilities was also effective the first fiscal year beginning after September 15, 2006. We adopted SFAS 156 effective January 1, 2007, and did not elect to subsequently measure any of our servicing rights at fair value or reclassify any available-for-sale securities to trading.

        On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 ("SFAS 155"), which amends SFAS 133 and SFAS 140. SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement was effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. At adoption, the fair value election could also be applied to hybrid financial instruments that had been bifurcated under SFAS 133 prior to adoption of this statement. We adopted SFAS 155 on January 1, 2007, and did not apply the fair value election to any existing hybrid financial instruments that had been bifurcated under SFAS 133 prior to adoption of SFAS 155.

        On September 19, 2005, the AICPA issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). AICPA defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred policy acquisition costs ("DPAC"), unearned revenue liabilities, and deferred sales inducement costs from the replaced contract should be written off and acquisition costs on the new contracts deferred as appropriate. This SOP was effective for internal replacements occurring in fiscal years beginning after December 15, 2006. As of January 1, 2007, we adopted SOP 05-1, which did not have a material impact on our consolidated financial statements.

        On May 30, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"), which changes the requirements for the accounting and reporting of a change in accounting principle. Under SFAS 154, a change in accounting principle should be retrospectively applied to all prior periods, unless it is impracticable to do so. This retrospective application replaces the requirement of Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes ("APB 20"), to recognize changes in accounting principle by including the cumulative effect of the change in net income during the current period. SFAS 154 applies to all voluntary changes in accounting principles where we are changing to a more preferable accounting method, as well as to changes required by an accounting pronouncement that does not contain

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

specific transition provisions. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 was effective for accounting changes on or after January 1, 2006.

        On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of FASB Statement No. 123, and amends SFAS No. 95, Statement of Cash Flows. On April 14, 2005, the SEC approved a new rule delaying the effective date of SFAS 123R to annual periods that begin after June 15, 2005. Accordingly, we adopted SFAS 123R effective January 1, 2006, using the modified-prospective method.

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

        This Statement did not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002. In addition, any stock options granted prior to January 1, 2002, were fully vested at the time of adoption of SFAS 123R. We use the Black-Scholes formula to estimate the value of stock options granted to employees. We applied the prospective method of transition as prescribed by SFAS 123 when we elected to begin expensing stock-based compensation in 2002. The cumulative effect of the change in accounting principle as a result of adopting SFAS 123R was immaterial. Therefore, the pre-tax cumulative effect of the change in accounting principle is reflected in operating expenses. See Note 20, Stock-Based Compensation Plans, for further details.

Use of Estimates in the Preparation of Financial Statements

        The preparation of our consolidated financial statements and accompanying notes requires management to make estimates and assumptions that affect the amounts reported and disclosed. These estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The most critical estimates include those used in determining:

  •
  the fair value of investments in the absence of quoted market values;

  •
  investment impairments;

  •
  the fair value of and accounting for derivatives;

  •
  the liability for contractholder funds and future policy benefits and claims;

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

  •
  the capitalization and amortization of DPAC;

  •
  the value of our pension and other postretirement benefit obligations;

  •
  accounting for income taxes and the valuation of deferred tax assets; and

  •
  the measurement of goodwill, indefinite lived intangible assets, finite lived intangible assets and related impairments, if any.

        A description of such critical estimates is incorporated within the discussion of the related accounting policies which follow. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our businesses and operations. Actual results could differ from these estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity date of three months or less when purchased.

Investments

        Fixed maturity securities include bonds, mortgage-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Equity securities include mutual funds, common stock and nonredeemable preferred stock. We classify fixed maturity securities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 17, Fair Value of Financial Instruments, for policies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders' equity, net of adjustments related to DPAC, sales inducements, unearned revenue reserves, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to trading securities and available-for-sale securities in fair value hedging relationships are reflected in net income as net realized capital gains (losses).

        The cost of fixed maturity securities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturity securities and equity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported in net income as a component of net realized capital gains (losses). For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated prepayments using a tool that models the prepayment behavior of the underlying collateral based on the current interest rate environment.

        Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost bases of the properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $139.6 million and $82.4 million as of December 31, 2008 and 2007, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

        Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, net of valuation allowances, and direct write-downs for impairment. Any changes in the valuation allowances are reported in net income as net realized capital gains (losses). We measure impairment based upon the present value of expected cash flows discounted at the loan's effective interest rate or the loan's observable market price. If foreclosure is probable, the measurement of any valuation allowance is based upon the fair value of the collateral. We have commercial mortgage loans held for sale in the amount of $16.7 million and $2.9 million at December 31, 2008 and 2007, respectively, which are carried at lower of cost or fair value, less cost to sell, and reported as mortgage loans in the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

        Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, gains and losses related to other than temporary impairments, trading securities, certain seed money investments, fair value hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance and impairments of real estate held for investment are reported as net realized capital gains (losses). Investment gains and losses on sales of certain real estate held for sale, which do not meet the criteria for classification as a discontinued operation, are reported as net investment income and are excluded from net realized capital gains (losses).

        Policy loans and other investments, excluding investments in unconsolidated entities, are primarily reported at cost.

Securitizations

        Previously, we, along with other contributors, sold commercial mortgage loans in securitization transactions to trusts. As these trusts are classified as qualifying special purpose entities ("QSPEs"), we recognize the gain on the sale of the loans to the trust and the trusts are not required to be consolidated. There is significant judgment used to determine whether a trust is a QSPE. To maintain QSPE status, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. We analyze the governing pooling and servicing agreements for each of our securitizations and believe that the terms are industry standard and are consistent with the QSPE criteria. If at any time we determine a trust no longer qualifies as a QSPE, each trust would need to be reviewed to determine if there is a need to recognize the commercial mortgage loan asset in the consolidated statements of financial position along with the offsetting liability. See Note 7, Securitization Transactions, for further details.

Derivatives

        Overview.    Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivatives generally used by us include interest rate swaps, swaptions, futures, currency swaps, currency forwards, credit default swaps, treasury lock agreements, commodity swaps and options. Derivatives may be exchange traded or contracted in the over-the-counter market. Derivative positions are either assets or liabilities in the consolidated statements of financial position and are measured at fair value, generally by obtaining quoted market prices or through the use of pricing models. Fair values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, and market volatility and liquidity.

        Accounting and Financial Statement Presentation.    We designate derivatives as either:

  (a)
  a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, including those denominated in a foreign currency ("fair value hedge");

  (b)
  a hedge of a forecasted transaction or the exposure to variability of cash flows to be received or paid related to a recognized asset or liability, including those denominated in a foreign currency ("cash flow hedge");

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

        Fair Value Hedges.    When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in its fair value, along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk, are reported in net realized capital gains (losses). Any difference between the net change in fair value of the derivative and the hedged item represents hedge ineffectiveness.

        Cash Flow Hedges.    When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded as a component of other comprehensive income. Any hedge ineffectiveness is recorded immediately in net income. At the time the variability of cash flows being hedged impacts net income, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in net income.

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

        Hedge Documentation and Effectiveness Testing.    At inception, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes associating all derivatives designated as fair value or cash flow hedges with specific assets or liabilities on the statement of financial position or with specific firm commitments or forecasted transactions. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship. Even if a derivative is highly effective and qualifies for hedge accounting treatment, the hedge might have some ineffectiveness.

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

        If it is determined that a derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the consolidated statements of financial position at its fair value, with changes in fair value recognized prospectively in net realized capital gains (losses). The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value pursuant to hedging rules and the existing basis adjustment is amortized to the consolidated statements of operations line associated with the asset or liability. The component of other comprehensive income related to discontinued cash flow hedges that are no longer highly effective is amortized to the consolidated statements of operations consistent with the net income impacts of the original hedged cash flows. If a cash flow hedge is discontinued because a hedged forecasted transaction is no longer probable, the deferred gain or loss is immediately reclassified from other comprehensive income into net income.

        Embedded Derivatives.    We purchase and issue certain financial instruments and products that contain a derivative that is embedded in the financial instrument or product. We assess whether this embedded derivative is clearly and closely related to the asset or liability that serves as its host contract. If we deem that the embedded derivative's terms are not clearly and closely related to the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the derivative is bifurcated from that contract and held at fair value on the consolidated statements of financial position, with changes in fair value reported in net income.

Contractholder and Policyholder Liabilities

        Contractholder and policyholder liabilities (contractholder funds, future policy benefits and claims and other policyholder funds) include reserves for investment contracts and reserves for universal life, term life insurance,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

participating traditional individual life insurance, group life insurance, accident and health insurance and disability income policies, as well as a provision for dividends on participating policies.

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

        Participating business represented approximately 17%, 18% and 20% of our life insurance in force and 57%, 57% and 59% of the number of life insurance policies in force at December 31, 2008, 2007 and 2006, respectively. Participating business represented approximately 54%, 53% and 56% of life insurance premiums for the years ended December 31, 2008, 2007 and 2006, respectively. The amount of dividends to policyholders is declared annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

        Fees and other revenues are earned for asset management services provided to retail and institutional clients based largely upon contractual rates applied to the market value of the client's portfolio. Additionally, fees and other revenues are earned for administrative services performed including recordkeeping and reporting services for retirement savings plans. Fees and other revenues received for performance of asset management and administrative services are recognized as revenue when earned, typically when the service is performed.

Deferred Policy Acquisition Costs

        Commissions and other costs (underwriting, issuance and field expenses) that vary with and are primarily related to the acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to operations as incurred.

        DPAC for universal life-type insurance contracts, participating life insurance policies and certain investment contracts are being amortized over the lives of the policies and contracts in relation to the emergence of estimated gross profit margins. This amortization is adjusted in the current period when estimates of estimated gross profit are revised. For individual variable life insurance, individual variable annuities and group annuities which have separate account equity investment options, we utilize a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth assumption used for the amortization of DPAC. The DPAC of nonparticipating term life insurance and individual disability policies are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities.

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

Long-Term Debt

        Long-term debt includes notes payable, nonrecourse mortgages and other debt with a maturity date greater than one year at the date of issuance. Current maturities of long-term debt are classified as long-term debt in our statement of financial position.

Reinsurance

        We enter into reinsurance agreements with other companies in the normal course of business. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2008 and 2007, our largest exposures to a single third-party reinsurer were $18.5 billion and $19.9 billion of life insurance in force, respectively, representing 11% of total net life insurance in force. To minimize the possibility of losses, we regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk.

        The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Premiums and other considerations:
Direct	$4,495.1	$4,751.3	$4,468.8
Assumed	9.7	160.0	117.3
Ceded	(295.6)	(277.2)	(280.8)

Net premiums and other considerations	$4,209.2	$4,634.1	$4,305.3

Benefits, claims and settlement expenses:
Direct	$6,440.8	$6,489.7	$5,871.3
Assumed	43.5	190.4	141.8
Ceded	(264.4)	(244.8)	(320.7)

Net benefits, claims and settlement expenses	$6,219.9	$6,435.3	$5,692.4

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

        At December 31, 2008 and 2007, the separate accounts include a separate account valued at $207.4 million and $748.8 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

Income Taxes

        We file a U.S. consolidated income tax return that includes all of our qualifying subsidiaries. Our policy of allocating income tax expenses and benefits to companies in the group is generally based upon pro rata contribution of taxable income or operating losses. We are taxed at U.S. corporate rates on taxable income based on existing tax laws. Current income taxes are charged or credited to net income based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are provided for the tax effect of temporary differences in the financial reporting and income tax bases of assets and liabilities and net operating losses using enacted income tax rates and laws. The effect on deferred income tax assets and deferred income tax liabilities of a change in tax rates is recognized in operations in the period in which the change is enacted.

Foreign Exchange

        Assets and liabilities of our foreign subsidiaries and affiliates denominated in non-U.S. dollars, where the U.S. dollar is not the functional currency, are translated into U.S. dollar equivalents at the year-end spot foreign exchange rates. Resulting translation adjustments are reported as a component of stockholders' equity, along with any related hedge and tax effects. Revenues and expenses for these entities are translated at the weighted-average exchange rates for the year. Revenue, expense and other foreign currency transaction and translation adjustments that affect cash flows are reported in net income, along with related hedge and tax effects.

Goodwill and Other Intangibles

        Goodwill and other intangibles include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and indefinite-lived intangible assets are not amortized. Rather, they are tested for impairment during the fourth quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.

        Intangible assets with a finite useful life are amortized as related benefits emerge and are reviewed periodically for indicators of impairment in value. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the current carrying value of the asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over their fair value.

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

Reclassifications

        Reclassifications have been made to the 2007 and 2006 notes to consolidated financial statements to conform to the 2008 presentation.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

2. Acquisition

        On December 31, 2006, we completed the purchase of WM Advisors, Inc., a leading mutual fund manager, for a total cost of $741.1 million in cash at the time of closing. The acquisition represented a strategic fit for us by adding scale to one of our key asset accumulation businesses, further strengthening our global asset management capability and increasing our presence with independent financial advisors.

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

        Of the $751.9 million of acquired intangible assets, $608.0 million was assigned to investment management contracts associated with retail mutual funds that are not subject to amortization. The remainder of the acquired intangibles are subject to amortization and consist of: $86.9 million of customer-based intangibles (eight-year useful life); $51.0 million of asset management contracts associated with institutional clients (three-year useful life); $5.0 million ascribed to the distribution channel (18-year useful life); and $1.0 million ascribed to non-compete agreements (one-year useful life).

        Consistent with the acquired intangibles, $52.1 million of goodwill was assigned to our U.S. Asset Accumulation segment and $10.6 million to our Global Asset Management segment. The goodwill amounts are deductible for tax purposes.

        The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of WM Advisors, Inc., had occurred as of January 1, 2006:

For the year ended December 31, 2006
(in millions, except per share data)
Total revenues	$10,150.8
Net income	1,092.5
Basic earnings per common share	3.88
Diluted earnings per common share	3.85

        The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3. Discontinued Operations

Real Estate Investments

        In 2007 and 2006, we sold certain real estate properties previously held for investment purposes. These properties qualify for discontinued operations treatment. Therefore, the income from discontinued operations has been removed from our results of continuing operations for all periods presented. The gains on disposal, which are reported in our Corporate segment, are excluded from segment operating earnings for all periods presented. All assets, including cash, and liabilities of the discontinued operations have been reclassified to separate discontinued asset and liability line items on the consolidated statements of financial position. We have separately disclosed the operating, investing and financing

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

3. Discontinued Operations — (continued)

portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows. Additionally, the information included in the notes to the financial statements excludes information applicable to these properties, unless otherwise noted.

        The properties were sold to take advantage of positive real estate market conditions in specific geographic locations and to further diversify our real estate portfolio.

        Selected financial information for the discontinued operations is as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Total revenues	$—	$0.3	$(3.1)

Income from discontinued operations:
Income (loss) before income taxes	$—	$0.3	$(3.1)
Income taxes (benefits)	—	0.1	(1.1)
Gain on disposal of discontinued operations	—	32.8	47.5
Income taxes on disposal	—	12.8	16.6

Net income	$—	$20.2	$28.9

4. Goodwill and Other Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill reported in our segments for 2007 and 2008 were as follows:

	U.S. Asset Accumulation	Global Asset Management	International Asset Management and Accumulation	Life and Health Insurance	Corporate	Consolidated
	(in millions)
Balances at January 1, 2007	$71.7	$147.8	$53.9	$88.4	$0.1	$361.9
Goodwill from acquisitions	—	9.1	—	—	—	9.1
Foreign currency translation	—	—	3.7	—	—	3.7

Balances at December 31, 2007	71.7	156.9	57.6	88.4	0.1	374.7
Goodwill from acquisitions	2.1	12.1	—	—	—	14.2
Foreign currency translation	—	—	(12.2)	—	—	(12.2)
Other	(1.2)	—	—	0.1	(0.1)	(1.2)

Balances at December 31, 2008	$72.6	$169.0	$45.4	$88.5	$—	$375.5

  Finite Lived Intangibles

        Amortized intangible assets that continue to be subject to amortization over a weighted average remaining expected life of 12 years were as follows:

	December 31,
	2008			2007
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Present value of future profits	$135.7	$51.3	$84.4	$172.5	$58.9	$113.6
Other finite lived intangibles	292.0	119.7	172.3	299.3	75.7	223.6

Total amortized intangibles	$427.7	$171.0	$256.7	$471.8	$134.6	$337.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Goodwill and Other Intangible Assets — (continued)

        Present Value of Future Profits.    Present value of future profits ("PVFP") represents the present value of estimated future profits to be generated from existing insurance contracts in-force at the date of acquisition and is amortized over the expected policy or contract duration in relation to estimated gross profits. Interest rates used to calculate the estimated interest accruals were 9.00% for all years related to PVFP generated from Mexico acquisitions and 6.36% in 2007, and 6.43% declining to 6.36% in 2006, related to PVFP generated from Chile acquisitions.

        The changes in the carrying amount of PVFP, reported in our International Asset Management and Accumulation segment for 2006, 2007 and 2008, were as follows (in millions):

Balance at January 1, 2006	$83.8
Interest accrued	7.3
Amortization	(18.4)
Impairments	(2.0)
Foreign currency translation	(1.5)
Other	37.5

Balance at December 31, 2006	106.7
Interest accrued	9.4
Amortization	(0.1)
Impairments	(1.3)
Foreign currency translation	(0.8)
Other	(0.3)

Balance at December 31, 2007	113.6
Interest accrued	9.5
Amortization	(15.8)
Foreign currency translation	(22.9)

Balance at December 31, 2008	$84.4

        At December 31, 2008, the estimated amortization expense related to PVFP for the next five years is as follows (in millions):

Year ending December 31:
2009	$2.0
2010	2.2
2011	2.8
2012	3.4
2013	4.1

        Other Finite Lived Intangible Assets.    During 2008, we recognized an impairment of $12.3 million associated with a customer-based intangible acquired as part of our acquisition of WM Advisors, Inc. This impairment had no impact on our consolidated statement of operations for the U.S. Asset Accumulation segment, as the cash flows associated with this intangible are credited to an outside party. We recorded no significant impairments in 2007 and 2006. The amortization expense for intangible assets with finite useful lives was $44.6 million, $50.0 million and $9.5 million for 2008, 2007 and 2006, respectively. At December 31, 2008, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2009	$34.9
2010	15.5
2011	13.4
2012	11.1
2013	8.6

  Indefinite Lived Intangible Assets

        The net carrying amount of unamortized indefinite-lived intangible assets was $668.6 million and $669.7 million as of December 31, 2008 and 2007, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Variable Interest Entities

        We have relationships with various types of special purpose entities and other entities where we have a variable interest. The following serves as a discussion of investments in entities that meet the definition of a VIE.

Consolidated Variable Interest Entities

        Synthetic Collateralized Debt Obligation.    On May 26, 2005, we invested $130.0 million in a secured credit-linked note issued by a grantor trust. The trust entered into a credit default swap providing credit protection on the first 45% of loss of seven mezzanine tranches totaling $288.9 million of seven synthetic reference portfolios. Subordination for the seven mezzanine tranches ranges from 1.29% to 4.79%. Therefore, defaults in an underlying reference portfolio will only affect the credit-linked note if cumulative losses exceed the subordination of a synthetic reference portfolio.

        We have determined that this grantor trust is a VIE and that we are the primary beneficiary of the trust as we are the sole investor in the trust and the manager of the synthetic reference portfolios. Upon consolidation of the trust, as of December 31, 2008 and 2007, our consolidated statements of financial position include $93.5 million and $127.2 million, respectively, of available-for-sale fixed maturity securities, which represent the collateral held by the trust. The assets of the trust are held by a trustee and can only be liquidated to settle obligations of the trust. These obligations include losses on the synthetic reference portfolio and the return of investments due to maturity or termination of the trust. As of December 31, 2008 and 2007, our consolidated statements of financial position include $53.4 million and $0.2 million, respectively, of other liabilities representing derivative market values of the trust. As of December 31, 2007, we also reported $1.1 million of other investments in our consolidated statements of financial position relating to derivative market values of the trust.

        As of December 31, 2008 and 2007, the credit default swap entered into by the trust had an outstanding notional amount of $130.0 million. During the years ended December 31, 2008, 2007 and 2006, the credit default swaps had a change in fair value that resulted in a $54.5 million pre-tax loss, $3.2 million pre-tax loss and $4.4 million pre-tax gain, respectively. The credit default swap counterparties of the grantor trusts have no recourse to our assets.

        Grantor Trusts.    We contributed undated subordinated floating rate notes to three grantor trusts. The trusts separated the cash flows of the underlying $425.9 million par value notes by issuing an interest-only certificate and a residual certificate related to each note contributed. Each interest-only certificate entitles the holder to interest on the stated note for a specified term while the residual certificate entitles the holder to interest payments subsequent to the term of the interest-only certificate and to all principal payments. We retained the interest-only certificate and the residual certificates were subsequently sold to a third party.

        We have determined that these grantor trusts are VIEs as our interest-only certificates are exposed to the majority of the risk of loss due to interest rate risk. The restricted interest periods end between 2016 and 2020 and, at that time, the residual certificate holders' certificates are redeemed by the trust in return for the notes. We have determined that it will be necessary for us to consolidate these entities until the expiration of the interest-only period. As of December 31, 2008 and 2007, our consolidated statements of financial position include $212.2 million and $332.1 million, respectively, of undated subordinated floating rate notes of the grantor trusts, which are classified as available-for-sale fixed maturity securities and represent the collateral held by the trust. The obligation to deliver the underlying securities to the residual certificate holders of $103.8 million and $155.6 million as of December 31, 2008 and 2007, respectively, is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying securities. The creditors of the grantor trusts have no recourse to our assets.
        Other.    In addition to the entities above, we have a number of relationships with a disparate group of entities, which meet the criteria for VIEs. Due to the nature of our direct investment in the equity and/or debt of these VIEs, we are the primary beneficiary of such entities, which requires us to consolidate them. These entities include seven private investment vehicles and several hedge funds. The consolidation of these VIEs did not have a material effect on either our consolidated statements of financial position as of December 31, 2008 or 2007, or results of operations for the years ended December 31, 2008, 2007 and 2006. For these entities, the creditors have no recourse to our assets.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Variable Interest Entities — (continued)

        The carrying amount and classification of other consolidated VIE assets that are pledged as collateral that the VIEs have designated for their other obligations and the debt of the VIEs are as follows:

	December 31,
	2008	2007
	(in millions)
Fixed maturity securities, available-for-sale	$103.8	$116.2
Fixed maturity securities, trading	17.2	34.7
Equity securities, trading	30.7	90.1
Cash and other assets	140.8	93.8

Total assets pledged as collateral	$292.5	$334.8

Long-term debt and other obligations	$334.2	$327.2

        As of December 31, 2008 and 2007, $292.5 million and $334.8 million, respectively, of assets were pledged as collateral for the VIE entities' other obligations and debt. The assets of the trusts are held by a trustee and can only be liquidated to settle obligations of the trusts. These obligations primarily include unrealized losses on derivatives, the synthetic reference portfolios or financial guarantees and the return of investments due to maturity or termination of the trusts. As of December 31, 2008 and 2007, these entities had long-term debt of $142.6 million and $175.6 million, respectively, all of which was issued to our affiliates and, therefore, eliminated upon consolidation.

Significant Unconsolidated Variable Interest Entities

        We hold a significant variable interest in a number of VIEs where we are not the primary beneficiary. These entities include private investment vehicles that have issued trust certificates that are recorded as available-for-sale fixed maturity securities in the consolidated statements of financial position.

        On September 21, 2001, we entered into a transaction where a third party transferred funds to a trust. The trust purchased shares of a specific money market fund and then separated the cash flows of the money market shares into share receipts and dividend receipts. The dividend receipts entitle the holder to dividends paid for a specified term while the share receipts, purchased at a discount, entitle the holder to dividend payments subsequent to the term of the dividend receipts and the rights to the underlying shares. We purchased $150.0 million par value of the share receipts at a significant discount. After the restricted dividend period ends on December 21, 2021, we, as the share receipt holder, have the right to terminate the trust agreement and will receive the underlying money market fund shares. We determined the primary beneficiary is the dividend receipt holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our investment in the share receipts as measured by amortized cost and indicated in the following table.

        On June 20, 1997, we entered into a transaction in which we purchased a residual trust certificate with a par value of $100.0 million. The trust separated the cash flows of an underlying security into an interest-only certificate that entitles the third party certificate holder to the stated interest on the underlying security through May 15, 2017, and a residual certificate entitling the holder to interest payments subsequent to the term of the interest-only certificates and any principal payments. Subsequent to the restricted interest period, we, as the residual certificate holder, have the right to terminate the trust agreement and will receive the underlying security. We determined the primary beneficiary is the interest-only certificate holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our investment in the residual trust certificate as measured by amortized cost and indicated in the following table. The only assets of the trust are corporate bonds which are guaranteed by a foreign government.

        The classification of the asset, carrying value and maximum loss exposure for our significant unconsolidated VIEs as of December 31, 2008, are as follows (in millions):

	Classification of asset	Asset carrying value	Maximum exposure to loss
$150.0 million Trust Share Receipts	Fixed maturities — available-for-sale	$61.2	$73.7
$100.0 million Residual Trust Certificate	Fixed maturities — available-for-sale	$101.9	$61.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Variable Interest Entities — (continued)

        The classification of the asset, carrying value and maximum loss exposure for our significant unconsolidated VIEs as of December 31, 2007, are as follows (in millions):

	Classification of asset	Asset carrying value	Maximum exposure to loss
$150.0 million Trust Share Receipts	Fixed maturities — available-for-sale	$66.1	$69.6
$100.0 million Residual Trust Certificate	Fixed maturities — available-for-sale	$83.4	$56.8

6. Investments

Fixed Maturities and Equity Securities

        The cost, gross unrealized gains and losses and fair value of fixed maturities and equity securities available-for-sale as of December 31, 2008 and 2007, are summarized as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in millions)
December 31, 2008
Fixed maturities, available-for-sale:
U.S. government and agencies	$548.4	$46.9	$0.1	$595.2
Non-U.S. governments	757.7	96.2	15.4	838.5
States and political subdivisions	2,113.8	32.6	120.9	2,025.5
Corporate — public	21,743.4	200.1	3,064.9	18,878.6
Corporate — private	12,315.9	153.8	2,104.3	10,365.4
Mortgage-backed and other asset-backed securities	10,346.1	79.6	3,011.7	7,414.0

Total fixed maturities, available-for-sale	$47,825.3	$609.2	$8,317.3	$40,117.2

Total equity securities, available-for-sale	$308.1	$28.9	$94.3	$242.7

December 31, 2007
Fixed maturities, available-for-sale:
U.S. government and agencies	$628.5	$29.0	$0.1	$657.4
Non-U.S. governments	799.9	145.5	1.3	944.1
States and political subdivisions	1,867.6	39.1	10.2	1,896.5
Corporate — public	21,127.6	777.7	454.0	21,451.3
Corporate — private	12,023.4	368.3	221.3	12,170.4
Mortgage-backed and other asset-backed securities	9,961.7	158.2	500.7	9,619.2

Total fixed maturities, available-for-sale	$46,408.7	$1,517.8	$1,187.6	$46,738.9

Total equity securities, available-for-sale	$320.3	$11.6	$15.5	$316.4

        The cost and fair value of fixed maturities available-for-sale at December 31, 2008, by expected maturity, were as follows:

	Cost	Fair value
	(in millions)
Due in one year or less	$1,854.7	$1,814.8
Due after one year through five years	12,827.1	11,731.9
Due after five years through ten years	10,646.1	8,893.2
Due after ten years	12,151.3	10,263.3

	37,479.2	32,703.2
Mortgage-backed and other asset-backed securities	10,346.1	7,414.0

Total	$47,825.3	$40,117.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Investments — (continued)

        The above summarized activity is based on expected maturities. Actual maturities may differ because borrowers may have the right to call or prepay obligations.

        Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Investment Income

        Major categories of net investment income are summarized as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Fixed maturities, available-for-sale	$3,054.5	$2,836.2	$2,620.4
Fixed maturities, trading	51.3	33.0	16.0
Equity securities, available-for-sale	16.3	24.2	55.5
Equity securities, trading	2.6	2.8	2.5
Mortgage loans	821.6	818.6	744.3
Real estate	54.6	74.9	63.2
Policy loans	58.3	52.6	50.9
Cash and cash equivalents	57.0	105.9	64.4
Derivatives	(49.1)	41.7	40.2
Other	70.9	123.4	92.0

Total	4,138.0	4,113.3	3,749.4
Less investment expenses	(143.7)	(146.8)	(128.8)

Net investment income	$3,994.3	$3,966.5	$3,620.6

Net Realized Capital Gains and Losses

        The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$50.8	$35.2	$42.9
Gross losses	(438.7)	(280.9)	(65.0)
Hedging (net)	496.3	151.8	(14.6)
Fixed maturities, trading	(61.7)	1.7	1.0
Equity securities, available-for-sale:
Gross gains	12.0	8.0	2.5
Gross losses	(56.6)	(54.3)	(0.9)
Equity securities, trading	(65.7)	23.0	21.8
Mortgage loans	(44.8)	(7.1)	2.4
Derivatives	(645.1)	(228.5)	91.4
Other	59.4	22.3	(36.8)

Net realized capital gains (losses)	$(694.1)	$(328.8)	$44.7

        Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $1.2 billion, $2.4 billion and $1.5 billion in 2008, 2007 and 2006, respectively.

        We recognize impairment losses for fixed maturities and equity securities when declines in value are other than temporary. Gross realized losses related to other than temporary impairments of fixed maturity securities were $421.6 million, $215.7 million and $14.6 million in 2008, 2007 and 2006, respectively. Certain fixed maturity securities

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Investments — (continued)

moved into a loss position during the second quarter of 2007, and we determined that we did not have the ability and intent to hold these securities. As a result, we also recognized impairment losses on these securities of $24.5 million, net of recoveries on the subsequent sale, primarily due to a change in interest rates. As a result of the need to fund our acquisition of WM Advisors, Inc., we also recognized $17.2 million of write-downs in 2006 that resulted from our determination that we no longer had the ability and intent to hold certain fixed maturity securities until they recovered in value. We also recognized gross realized losses as the result of credit triggered sales of $13.7 million, $32.3 million and $22.2 million in 2008, 2007 and 2006, respectively. Gross realized losses related to other than temporary impairments of equity securities were $55.3 million and $52.6 million in 2008 and 2007, respectively. We did not recognize any impairment losses on equity securities in 2006.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

        For fixed maturities and equity securities available-for-sale with unrealized losses as of December 31, 2008 and 2007, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	December 31, 2008
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$6.0	$0.1	$—	$—	$6.0	$0.1
Non-U.S. governments	128.8	12.3	18.0	3.1	146.8	15.4
States and political subdivisions	1,137.4	82.1	162.8	38.8	1,300.2	120.9
Corporate — public	11,382.4	1,351.5	4,922.9	1,713.4	16,305.3	3,064.9
Corporate — private	5,308.2	849.7	3,150.2	1,254.6	8,458.4	2,104.3
Mortgage-backed and other asset-backed securities	2,883.6	819.3	2,328.1	2,192.4	5,211.7	3,011.7

Total fixed maturities, available-for-sale	$20,846.4	$3,115.0	$10,582.0	$5,202.3	$31,428.4	$8,317.3

Total equity securities, available-for-sale	$95.6	$68.7	$57.3	$25.6	$152.9	$94.3

        As of December 31, 2008, we held $31,428.4 million in available-for-sale fixed maturity securities with unrealized losses of $8,317.3 million. Of these amounts, Principal Life's consolidated portfolio represented $28,923.7 million in available-for-sale fixed maturity securities with unrealized losses of $8,215.6 million. Principal Life's consolidated portfolio consists of fixed maturity securities where 94% are investment grade (rated AAA through BBB-) with an average price of 78 (carrying value/amortized cost) at December 31, 2008. Due to the credit disruption that began in the last half of 2007 and continued into 2008 which reduced liquidity and led to wider credit spreads, we saw an increase in unrealized losses in our securities portfolio. The unrealized losses were more pronounced in the Corporate-public and Corporate-private finance sectors and in structured products, such as collateralized debt obligations, asset-backed securities and commercial mortgage-backed securities.

        For those securities that have been in a loss position for less than twelve months, Principal Life's consolidated portfolio holds 2,105 securities with a carrying value of $18,488.0 million and unrealized losses of $3,037.6 million reflecting an average price of 86 at December 31, 2008. Of this portfolio, 95% was investment grade (rated AAA through BBB-) at December 31, 2008, with associated unrealized losses of $2,701.9 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that have been in a continuous loss position greater than or equal to twelve months, Principal Life's consolidated portfolio holds 1,526 securities with a carrying value of $10,435.7 million and unrealized losses of $5,178.0 million. The average rating of this portfolio is A- with an average price of 67 at December 31, 2008. Of the $5,178.0 million in unrealized losses, the Corporate-public and Corporate-private sectors account for $2,943.8 million in unrealized losses with an average price of 73 and an average credit rating of BBB+. The remaining unrealized losses consist primarily of $2,192.3 million in unrealized losses within the mortgage-backed and other asset-backed securities

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Investments — (continued)

sector at December 31, 2008. The average price of the mortgage-backed and other asset-backed securities sector is 52 and the average credit rating is AA-. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        Because we have the ability and intent to hold the available-for-sale securities with unrealized losses until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

	December 31, 2007
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$4.2	$0.1	$19.3	$—	$23.5	$0.1
Non-U.S. governments	61.4	1.1	13.7	0.2	75.1	1.3
States and political subdivisions	375.2	7.1	205.7	3.1	580.9	10.2
Corporate — public	5,076.0	243.7	3,558.2	210.3	8,634.2	454.0
Corporate — private	3,386.5	133.5	1,801.9	87.8	5,188.4	221.3
Mortgage-backed and other asset-backed securities	3,310.5	405.1	2,177.8	95.6	5,488.3	500.7

Total fixed maturities, available-for-sale	$12,213.8	$790.6	$7,776.6	$397.0	$19,990.4	$1,187.6

Total equity securities, available-for-sale	$110.2	$12.3	$26.5	$3.2	$136.7	$15.5

        As of December 31, 2007, we held $19,990.4 million in available-for-sale fixed maturity securities with unrealized losses of $1,187.6 million. Of these amounts, Principal Life's consolidated portfolio represented $19,574.5 million in available-for-sale fixed maturity securities with unrealized losses of $1,168.2 million. Principal Life's consolidated portfolio consisted of fixed maturity securities where 95% were investment grade (rated AAA through BBB-) with an average price of 94 (carrying value/amortized cost) at December 31, 2007. Due to the credit disruption in the last half of 2007 that led to reduced liquidity and wider credit spreads, we saw an increase in unrealized losses in our securities portfolio. The unrealized losses were more pronounced in structured products such as collateralized debt obligations and asset-backed securities.

        For those securities that had been in a loss position for less than twelve months, Principal Life's consolidated portfolio held 1,268 securities with a carrying value of $11,897.8 million and unrealized losses of $785.5 million reflecting an average price of 94 at December 31, 2007. Of this portfolio, 93% was investment grade (rated AAA through BBB-) at December 31, 2007, with associated unrealized losses of $738.0 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that had been in a continuous loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 945 securities with a carrying value of $7,676.7 million and unrealized losses of $382.7 million. The average rating of this portfolio was A with an average price of 95 at December 31, 2007. Of the $382.7 million in unrealized losses, the Corporate-public and Corporate-private sectors accounted for $283.8 million in unrealized losses with an average price of 95 and an average credit rating of BBB+. The remaining unrealized losses consisted primarily of $95.6 million in unrealized losses within the mortgage-backed and other asset-backed securities sector at December 31, 2007. The average price of the mortgage-backed and other asset-backed securities sector was 96 and the average credit rating was AA+. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        Because we had the ability and intent to hold the available-for-sale securities with unrealized losses until a recovery of fair value, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Investments — (continued)

Net Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Instruments

        The net unrealized gains and losses on investments in fixed maturities available-for-sale, equity securities available-for-sale and derivative instruments are reported as a separate component of stockholders' equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities and derivative instruments net of adjustments related to DPAC, sales inducements, unearned revenue reserves, changes in policyholder benefits and claims and applicable income taxes was as follows:

	December 31,
	2008	2007
	(in millions)
Net unrealized gains (losses) on fixed maturities, available-for-sale(1)	$(7,708.2)	$329.7
Net unrealized losses on equity securities, available-for-sale	(65.2)	(3.9)
Adjustments for assumed changes in amortization patterns	1,175.2	2.2
Adjustments for assumed changes in liability for policyholder benefits and claims	3.3	—
Net unrealized gains on derivative instruments	50.0	20.7
Net unrealized gains on equity method subsidiaries and minority interest adjustments	102.4	75.2
Provision for deferred income taxes	2,271.7	(106.8)

Net unrealized gains (losses) on available-for-sale securities and derivative instruments	$(4,170.8)	$317.1

(1)
Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Commercial Mortgage Loans

        Commercial mortgage loans represent a primary area of credit risk exposure. At December 31, 2008 and 2007, the commercial mortgage portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2008		2007
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
Geographic distribution
New England	$459.4	4.1%	$481.2	4.5%
Middle Atlantic	1,794.8	15.9	1,815.5	16.9
East North Central	974.9	8.6	960.2	8.9
West North Central	550.0	4.9	513.2	4.8
South Atlantic	2,849.9	25.2	2,876.2	26.7
East South Central	323.2	2.9	339.0	3.1
West South Central	775.9	6.9	692.9	6.4
Mountain	900.3	8.0	794.7	7.4
Pacific	2,707.9	24.0	2,333.4	21.7
Valuation allowance	(57.0)	(0.5)	(42.8)	(0.4)

Total	$11,279.3	100.0%	$10,763.5	100.0%

Property type distribution
Office	$2,894.7	25.7%	$2,647.8	24.6%
Retail	3,004.5	26.7	2,915.5	27.1
Industrial	2,688.1	23.8	2,756.0	25.6
Apartments	1,832.6	16.2	1,698.3	15.8
Hotel	507.0	4.5	273.3	2.5
Mixed use/other	409.4	3.6	515.4	4.8
Valuation allowance	(57.0)	(0.5)	(42.8)	(0.4)

Total	$11,279.3	100.0%	$10,763.5	100.0%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Investments — (continued)

Commercial Mortgage Loan Valuation Allowance

        Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a valuation allowance is established equal to the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. The change in the valuation allowance is included in net realized capital gains (losses) on our consolidated statements of operations.

        The valuation allowance is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation and assessment of the adequacy of the valuation allowance and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The evaluation of our impaired loan component is subjective, as it requires the estimation and timing of future cash flows expected to be received on impaired loans. Impaired mortgage loans, along with the related loan specific allowance for losses, were as follows:

	December 31,
	2008	2007
	(in millions)
Impaired loans	$175.7	$45.8
Allowance for losses	26.2	10.0

Net impaired loans	$149.5	$35.8

        The average recorded investment in impaired mortgage loans and the interest income recognized on impaired mortgage loans were as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Average recorded investment in impaired loans	$68.3	$11.5	$4.3
Interest income recognized on impaired loans	17.4	3.4	0.5

        When it is determined that a loan is impaired, interest accruals are stopped and all interest income is recognized on the cash basis.

        A summary of the changes in the commercial mortgage loan valuation allowance is as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Balance at beginning of year	$42.8	$32.2	$33.2
Provision	42.9	10.7	1.3
Releases	(28.7)	(0.1)	(2.3)

Balance at end of year	$57.0	$42.8	$32.2

Real Estate

        Depreciation expense on invested real estate was $32.1 million, $30.4 million and $30.5 million in 2008, 2007 and 2006, respectively. Accumulated depreciation was $248.1 million and $226.3 million as of December 31, 2008 and 2007, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Investments — (continued)

Other Investments

        Other investments include minority interests in unconsolidated entities, domestic and international joint ventures and partnerships and properties owned jointly with venture partners and operated by the partners. Such investments are generally accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees. Changes in the value of our investment in equity investees attributable to capital transactions of the investee, such as an additional offering of stock, are recorded directly to stockholders' equity. Total assets of the unconsolidated entities were $17,392.7 million and $17,290.8 million at December 31, 2008 and 2007, respectively. Total revenues of the unconsolidated entities were $3,844.2 million, $3,382.1 million and $2,174.1 million in 2008, 2007 and 2006, respectively. During 2008, 2007 and 2006, we included $14.2 million, $106.1 million and $94.3 million, respectively, in net investment income representing our share of current year net income of the unconsolidated entities. In 2008, we experienced losses compared to gains in 2007 associated with certain equity method investments resulting from adverse market conditions. At December 31, 2008 and 2007, our net investment in unconsolidated entities was $501.0 million and $604.9 million, respectively.

        In the ordinary course of our business and as part of our investment operations, we have also entered into long-term contracts to make and purchase investments aggregating $121.7 million and $402.2 million at December 31, 2008 and 2007, respectively.

        Derivative assets are carried at fair value and reported as a component of other investments. Certain seed money investments are carried at fair value with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations.

Securities Lending

        During the third quarter of 2008, we decided to temporarily unwind the securities lending program due to a downturn in current economic conditions. Prior to that time, we participated in a securities lending program whereby certain fixed maturity securities from the investment portfolio were loaned to other institutions for a short period of time. We maintained ownership of the loaned securities. Securities loaned under such transactions could be sold or repledged by the transferee. Both we and the borrower could request or return the loaned securities at any time. We required initial cash collateral, which we could not repledge, equal to 102 percent of the market value of the loaned securities. The collateral was invested by the lending agent in accordance with our guidelines. Net returns on the investments, after payment of a rebate to the borrower, were shared between the agent and us and reported in net investment income on the consolidated statements of operations. The transaction was accounted for as a secured borrowing and the collateral was included in other assets on our statements of financial position, with a corresponding liability reflecting our obligation to return the collateral upon the return of the loaned securities recorded in other liabilities.

        As of December 31, 2008, we held no cash collateral on securities lending. As of December 31, 2007, we had received $622.7 million of cash collateral on securities lending. As of December 31, 2008, we had loaned no securities. As of December 31, 2007, we had loaned securities with a fair value of $608.9 million.

Securities Posted as Collateral

        We posted $869.4 million in fixed maturities, available-for-sale securities at December 31, 2008, to satisfy collateral requirements primarily associated with our derivative credit support annex (collateral) agreements and a reinsurance arrangement. In addition, we posted $1,498.5 million in commercial mortgage loans as of December 31, 2008, to satisfy collateral requirements associated with our obligation under funding agreements with the Federal Home Loan Bank of Des Moines. Since we did not relinquish ownership rights on these securities, they are reported as fixed maturities, available-for-sale and commercial mortgage loans, respectively, on our consolidated statements of financial position.

7. Securitization Transactions

        Previously, we, along with other contributors, sold commercial mortgage loans in securitization transactions to trusts. As these trusts are classified as QSPEs, they are not subject to the VIE consolidation rules. We purchased primary servicing responsibilities and have retained other immaterial interests. The investors and the securitization entities have no recourse to our other assets for failure of debtors to pay when due. The value of our retained interests is subject primarily to credit risk. In 2006, we began transitioning our securitization platform to a new joint venture company that we report using the equity method of accounting. The transition was complete by the end of 2007 such that all of our commercial mortgage loan securitization transactions after that point were conducted through the joint venture. During the third quarter of 2008, we made a decision to terminate our commercial mortgage securities issuance operation.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

7. Securitization Transactions — (continued)

        In 2008, no gains from securitizations were recognized as we had no new securitizations. In 2007 and 2006, we recognized gains of $2.2 million and $13.6 million, respectively, on the securitization of commercial mortgage loans.

        Key economic assumptions used in measuring the other retained interests at the date of securitization resulting from transactions completed included a cumulative foreclosure rate between 1% and 7% during 2007 and 2% and 10% during 2006. The assumed range of the loss severity, as a percentage of defaulted loans, was between 1% and 27% during 2007 and 2% and 31% during 2006. The low end of the loss severity range relates to a portfolio of seasoned loans. The high end of the loss severity range relates to a portfolio of newly issued loans.

        At December 31, 2008 and 2007, the fair values of other retained interests related to the securitizations of commercial mortgage loans were $133.2 million and $315.8 million, respectively. Our interests are primarily classified as fixed maturities, available-for-sale on our consolidated statements of financial position and are carried at fair value. Cash flows are continuously monitored for adverse deviations from original expectations and impairments are recorded when necessary.

        The table below summarizes cash flows for securitization transactions:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Proceeds from new securitizations	$—	$105.2	$698.6
Servicing fees received	2.0	1.9	1.3
Other cash flows received on retained interests	39.3	35.7	37.4

8. Derivative Financial Instruments

        Derivatives are generally used to hedge or reduce exposure to market risks associated with assets held or expected to be purchased or sold and liabilities incurred or expected to be incurred. Derivatives are used to change the characteristics of our asset/liability mix consistent with our risk management activities. Additionally, derivatives are also used in asset replication strategies. We do not buy, sell or hold these investments for trading purposes.

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

        A swaption is an option to enter into an interest rate swap at a future date. We write these options and receive a premium in order to transform our callable liabilities into fixed term liabilities. Swaptions provide us the benefit of the agreed-upon strike rate if the market rates for liabilities are higher, with the flexibility to enter into the current market rate swap if the market rates for liabilities are lower. Swaptions not only hedge against the downside risk, but also allow

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8. Derivative Financial Instruments — (continued)

us to take advantage of any upside benefits. In addition, we may sell an investment-type contract with attributes tied to market indices (an embedded derivative as noted below), in which case we write an equity call option to convert the overall contract into a fixed-rate liability, essentially eliminating the equity component altogether. We purchase equity call spreads to hedge the equity participation rates promised to contractholders in conjunction with our fixed deferred annuity products that credit interest based on changes in an external equity index. Equity put options are used to hedge against changes in the value of the GMWB liability related to the GMWB rider on our variable annuity products, as previously explained.

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

        A treasury lock is an agreement that allows the holder to lock in an interest rate. If the interest rate increases, the holder is entitled to receive a payment from the counterparty to the agreement equal to the present value of the difference in the current interest rate and the locked-in interest rate. If the interest rate decreases, the holder must pay the counterparty to the agreement an amount equal to the present value of the difference in the current interest rate and the locked-in interest rate. We use treasury lock agreements to hedge against changes in the value of anticipated transactions and commitments.

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

        We posted $372.8 million and $126.8 million in cash and securities under collateral arrangements as of December 31, 2008 and 2007, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

        As of December 31, 2008 and 2007, we had received $257.2 million and $314.8 million, respectively of cash collateral associated with our derivative credit support annex agreements.

        The notional amounts and credit exposure of our derivative financial instruments by type were as follows:

	December 31,
	2008	2007
	(in millions)
Notional amounts of derivative instruments
Interest rate swaps	$24,148.6	$18,627.3
Foreign currency swaps	6,298.7	6,349.2
Embedded derivative financial instruments	2,940.4	2,088.9
Credit default swaps	1,948.9	1,134.8
Options	797.5	572.0
Futures	161.0	57.7
Swaptions	94.8	488.8
Currency forwards	52.1	361.9
Commodity swaps	40.0	40.0
Treasury lock agreements	—	150.0

Total notional amounts at end of year	$36,482.0	$29,870.6

Credit exposure of derivative instruments
Interest rate swaps	$1,105.1	$286.0
Foreign currency swaps	562.5	805.5
Options	222.1	64.4
Credit default swaps	70.7	5.6
Currency forwards	0.2	6.2
Commodity swaps	—	0.3

Total credit exposure at end of year	1,960.6	1,168.0
Less: Collateral received	278.5	326.5

Net credit exposure at end of year	$1,682.1	$841.5

        The fair value of our derivative instruments classified as assets at December 31, 2008 and 2007, was $1,877.8 million and $1,076.0 million, respectively, and was reported with other investments on the consolidated statements of financial position. The fair value of derivative instruments classified as liabilities at December 31, 2008 and 2007, was $2,139.1 million and $607.7 million, respectively, and was reported with other liabilities on the consolidated statements of financial position. The fair value of embedded derivative liabilities reported with contractholder funds on the consolidated statements of financial position at December 31, 2008 and 2007, was $60.2 million and $49.3 million, respectively. The fair value of embedded derivative liabilities reported with other liabilities on the consolidated statements of financial position at December 31, 2008 and 2007, was $109.3 million and $166.2 million, respectively.

Credit Derivatives Sold

        When we sell credit protection, we are exposed to the underlying credit risk similar to purchasing a fixed maturity security instrument. The majority of our credit derivative contracts sold reference a single name or reference security (referred to as "single name credit default swaps"). The remainder of our credit derivatives reference either a basket or index of securities. These instruments are either referenced in an over-the-counter credit derivative transaction, or embedded within an investment structure that has been fully consolidated into our financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8. Derivative Financial Instruments — (continued)

        These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $60.8 million and $10.0 million and these credit derivative transactions have a net fair value of $21.2 million and $0.2 million at December 31, 2008 and 2007, respectively. Our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

        We purchased certain investment structures with embedded credit features that are fully consolidated into our financial statements. This consolidation results in recognition of the underlying credit derivatives and collateral within the structure, typically high quality fixed maturity securities that are owned by a special purpose vehicle. These credit derivatives reference a single name or several names in a basket structure. In the event of default, the collateral within the structure would typically be liquidated to pay the claims of the credit derivative counterparty.

        The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security as of December 31, 2008 and 2007. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	December 31, 2008
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$10.0	$(1.0)	$10.0	4.5
AA	135.0	(4.6)	135.0	5.4
A	554.0	(25.8)	554.0	4.8
BBB	305.0	(24.4)	305.0	2.7
BB	33.0	(1.4)	33.0	0.5
Structured finance
A	9.9	(7.9)	9.9	3.5
BBB	16.0	(15.0)	16.0	22.5
BB	22.0	(18.1)	22.0	7.1

Total single name credit default swaps	1,084.9	(98.2)	1,084.9	4.4

Basket and index credit default swaps
Corporate debt
AAA	35.0	(0.2)	35.0	1.0
A	20.0	(1.4)	20.0	1.6
BBB	35.0	(16.3)	35.0	2.6
BB	130.0	(53.3)	130.0	1.5
CCC	20.0	(20.0)	20.0	3.0
Government/municipalities
AA	50.0	(19.3)	50.0	6.2
Structured finance
AA	25.0	(15.4)	25.0	8.6

Total basket and index credit default swaps	315.0	(125.9)	315.0	3.0

Total credit default swap protection sold	$1,399.9	$(224.1)	$1,399.9	4.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8. Derivative Financial Instruments — (continued)

	December 31, 2007
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$100.0	$0.1	$100.0	6.4
A	166.0	(0.5)	166.0	3.7
BBB	231.0	(2.3)	231.0	3.9
BB	48.0	(0.1)	48.0	2.3
Structured finance
AA	9.9	(1.2)	9.9	4.6
BBB	37.0	(15.1)	37.0	5.1
BB	45.0	(12.1)	45.0	12.4

Total single name credit default swaps	636.9	(31.2)	636.9	4.8

Baskets and index credit default swaps
Corporate debt
AAA	55.0	(7.0)	55.0	2.8
AA	35.0	(2.9)	35.0	3.7
A	209.5	(0.1)	209.5	3.0
BBB	20.0	0.2	20.0	2.5
Government/municipalities
AA	80.0	(6.6)	80.0	6.3
Structured finance
AA	20.0	(5.6)	20.0	7.5
BBB	5.0	(1.4)	5.0	18.2

Total baskets and index credit default swaps	424.5	(23.4)	424.5	4.0

Total credit default swap protection sold	$1,061.4	$(54.6)	$1,061.4	4.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8. Derivative Financial Instruments — (continued)

        We also have invested in available-for-sale fixed maturity securities that contain credit default swaps that do not require bifurcation. These securities are subject to the credit risk of the issuer, normally a special purpose vehicle, which consists of the underlying credit default swaps and high quality fixed maturity securities that serve as collateral. A default event occurs if the cumulative losses exceed a specified attachment point, which is typically not the first loss of the portfolio. If a default event occurs that exceeds the specified attachment point, our investment may not be fully returned. We would have no future potential payments under these investments. The following tables show by the types of referenced/underlying asset class and external rating of the available-for-sale fixed maturity security our fixed maturity securities with nonbifurcatable embedded credit derivatives as of December 31, 2008 and 2007.

	December 31, 2008
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
AAA	$55.0	$25.9	4.5
AA	5.0	4.0	1.3
A	35.0	19.0	3.1
BB	44.9	16.5	5.9
B	1.4	1.4	8.7
C	8.8	5.7	8.0
Structured finance
AAA	32.0	17.1	5.5
AA	47.4	18.4	5.6
A	66.0	15.1	5.5
BBB	34.4	14.4	6.5
BB	54.8	7.0	8.2
CCC	0.4	0.4	3.0

Total fixed maturity securities with credit derivatives	$385.1	$144.9	5.8

	December 31, 2007
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
AAA	$68.3	$68.0	1.4
AA	216.8	181.3	7.3
A	90.3	75.7	6.4
Structured finance
AAA	67.4	58.2	7.9
AA	42.5	23.7	5.6
A	89.0	62.4	5.4
BBB	94.6	62.2	8.7

Total fixed maturity securities with credit derivatives	$668.9	$531.5	6.5

Fair Value Hedges

        We use fixed-to-floating rate interest rate swaps to more closely align the interest rate characteristics of certain assets and liabilities. In general, these swaps are used in asset and liability management to modify duration, which is a measure of sensitivity to interest rate changes.

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

        We recognized a pre-tax net gain (loss) of $(12.5) million, $(7.9) million and $4.7 million in 2008, 2007, and 2006, respectively, relating to the ineffective portion of our fair value hedges, which was reported with net realized capital gains (losses) in our consolidated statements of operations. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Cash Flow Hedges

        We utilize floating-to-fixed rate interest rate swaps to eliminate the variability in cash flows of recognized financial assets and liabilities and forecasted transactions. We have also utilized treasury lock agreements to eliminate the variability in cash flows of forecasted transactions.

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

        In 2008, 2007 and 2006, we recognized a pre-tax increase (decrease) in fair value of $29.3 million, $(25.7) million and $6.8 million, respectively, related to cash flow hedges in accumulated other comprehensive income. During this time period, none of our cash flow hedges have been discontinued because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. We reclassified pre-tax net losses of $3.0 million, $3.6 million, and $0.7 million from accumulated comprehensive income into net income during 2008, 2007 and 2006, respectively, which are the portion of deferred losses related to the variability in hedged cash flows that impacted net income in those periods. We expect to reclassify net gains of $21.6 million in the next 12 months.

        For the years ended December 31, 2008, 2007 and 2006, we recognized a pre-tax gain (loss) of $(1.4) million, $2.0 million, and $2.5 million in net income due to cash flow hedge ineffectiveness, respectively. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

        The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 11.5 years. At December 31, 2008, we had $162.3 million of gross unrealized gains and $149.3 million of gross unrealized losses reported in accumulated other comprehensive income on the consolidated statements of financial position related to hedges of forecasted transactions.

Net Investment in Foreign Operations Hedges

        From time to time, we take measures to hedge our net investments in our foreign subsidiaries from currency risks. We did not use any currency forwards during 2008 or 2007 to hedge our net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

        Our use of futures, certain swaptions and swaps, options and currency forwards are effective from an economic standpoint, but they have not been designated as hedges for financial reporting purposes. As such, periodic changes in the market value of these instruments, which includes unrealized gains and losses as well as periodic and final settlements, flow directly into net realized capital gains (losses). For the years ended December 31, 2008, 2007 and 2006, pre-tax gains (losses) of $(153.5) million, $(70.6) million and $10.4 million, respectively, were recognized in net income from market value changes of derivatives not receiving hedge accounting treatment, including market value changes of embedded derivatives that have been bifurcated from the host contract.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8. Derivative Financial Instruments — (continued)

Embedded Derivatives

        We purchase or issue certain financial instruments or products that contain a derivative instrument that is embedded in the financial instrument or product. When it is determined that the embedded derivative possesses economic characteristics that are not clearly or closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated statements of financial position, is carried at fair value with changes in fair value reported in net income.

        We sell investment-type liability contracts in which the return is tied to an external equity index, a leveraged inflation index or leveraged reference swap. These returns are embedded options that are bifurcated from the host investment-type contract and accounted for separately. We economically hedge the embedded equity derivative by writing equity call options with identical features to convert the overall contract into a fixed-rate liability, effectively eliminating the equity component altogether. For the years ended December 31, 2008, 2007 and 2006, respectively, we recognized a pre-tax gain (loss) of $(8.1) million, $0.1 million and $3.1 million on the purchased equity call options and a pre-tax gain (loss) of $8.1 million, $(0.1) million and $(3.1) million on the change in fair value of the embedded derivatives in net realized capital gains (losses). We economically hedge the leveraged embedded derivatives with interest rate swaps and currency swaps to convert them to a fixed-rate liability or floating rate U.S. dollar liability. For the years ended December 31, 2008, 2007 and 2006, respectively, we recognized a pre-tax gain (loss) of $2.7 million, $4.6 million and $(2.6) million on the swaps and a pre-tax gain (loss) of $(6.3) million, $(4.6) million and $6.0 million on the change in fair value of the embedded derivatives in net realized capital gains (losses).

        We offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong. This fund contains an embedded option, or guarantee, that has been bifurcated and accounted for separately. This embedded derivative has a fair value only when the fair value of future benefits paid under the guarantee exceeds the fair value of future assessments charged for providing the guarantee. For the year ended December 31, 2008, we recognized a $20.2 million pre-tax loss on the change in fair value of the embedded derivative in net realized capital gains (losses). There was no pre-tax gain or loss recognized for the years ended December 31, 2007 and 2006.

        We have group benefit plan contracts that have guaranteed separate accounts as an investment option. These contracts contain an embedded option, or guarantee, that has been bifurcated and accounted for separately. For the year ended December 31, 2008, we recognized a $7.6 million pre-tax loss on the change in fair value of the embedded derivative in net realized capital gains (losses). There was no pre-tax gain or loss recognized for the years ended December 31, 2007 and 2006.

        We contributed undated subordinated floating rate notes to three grantor trusts. The trusts separated the cash flows of the underlying notes by issuing an interest-only certificate and a residual certificate related to each note contributed. We retained the interest-only certificates and the residual certificates were subsequently sold to a third party. We have determined these grantor trusts are VIEs and it is necessary for us to consolidate these entities. The obligation to deliver the underlying securities to residual certificate holders of $103.8 million and $155.6 million as of December 31, 2008 and 2007, respectively is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying securities. For the years ended December 31, 2008, 2007 and 2006, respectively, we recognized a pre-tax gain of $70.0 million, $19.6 million and $7.2 million on the change in fair value of the obligation, which is reflected in accumulated other comprehensive income on the consolidated statements of financial position.

        During 2005, we purchased existing Class A units of a trust that represent interest payments on the underlying security within the trust. The trust also issued Class B units representing the residual interests in the underlying security. We have determined that this trust is a VIE and it is necessary for us to consolidate this entity. The obligation to deliver the underlying security to the Class B unit holder of $5.5 million and $10.6 million as of December 31, 2008 and 2007, respectively, is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying security. For the years ended December 31, 2008, 2007 and 2006, respectively, we recognized a pre-tax gain (loss) of $6.1 million, $2.3 million and $(0.5) million on the change in fair value of the obligation, which is reflected in accumulated other comprehensive income on the consolidated statements of financial position.

        We offer a fixed deferred annuity product that credits interest based on changes in an external equity index. It contains an embedded derivative that has been bifurcated and accounted for separately, with changes in fair value reported in net realized capital gains (losses). We economically hedge the fixed deferred annuity product by purchasing options that match the product's profile. For the years ended December 31, 2008, 2007 and 2006, respectively, we recognized a pre-tax gain (loss) of $(12.6) million, $1.2 million and $5.3 million on the call spread options purchased and

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8. Derivative Financial Instruments — (continued)

a pre-tax gain (loss) of $13.1 million, $(2.7) million and $(6.1) million on the change in fair value of the embedded derivatives.

        We offer certain variable annuity products with a GMWB rider. The GMWB provides that the contractholder will receive at least their principal deposit back through withdrawals of up to a specified annual amount, even if the account value is reduced to zero. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. Declines in the equity market may increase our exposure to benefits under contracts with the GMWB. We economically hedge the GMWB exposure using futures, options and interest rate swaps. For the years ended December 31, 2008, 2007 and 2006, respectively, we recognized in net income a pre-tax gain (loss) of $171.5 million, $8.9 million and $(4.2) million on the hedging instruments and a pre-tax gain (loss) of $(37.4) million, $(19.7) million and $2.8 million on the change in fair value of the embedded derivatives, respectively. The adoption of SFAS 157 during 2008 resulted in the incorporation of our own non-performance risk and additional risk margins in the valuation of the GMWB. In 2008, the difference in the gain on the hedging instruments and the loss on the GMWB is largely attributable to the inclusion of our own non-performance risk in the valuation of the GMWB, which is a risk we do not attempt to hedge.

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

        A policyholder dividend obligation ("PDO") is required to be established for earnings in the Closed Block that are not available to stockholders. A model of the Closed Block was established to produce the pattern of expected earnings in the Closed Block (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income).

        If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a PDO. This PDO represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2008 and 2007, cumulative actual earnings have been less than cumulative expected earnings. Additionally, cumulative net unrealized gains (losses) did not exceed the cumulative expected earnings. Therefore, there was no PDO liability as of December 31, 2008 and 2007.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

9. Closed Block — (continued)

        Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31,
	2008	2007
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$5,309.9	$5,362.1
Other policyholder funds	25.9	26.7
Policyholder dividends payable	328.9	351.1
Other liabilities	47.1	71.1

Total Closed Block liabilities	5,711.8	5,811.0
Assets designated to the Closed Block
Fixed maturities, available-for-sale	2,429.5	3,032.4
Fixed maturities, trading	32.8	10.2
Equity securities, available-for-sale	15.9	22.2
Mortgage loans	618.1	638.1
Policy loans	758.2	753.4
Other investments	183.8	122.8

Total investments	4,038.3	4,579.1
Cash and cash equivalents	39.4	—
Accrued investment income	70.1	73.3
Deferred income tax asset	270.4	94.8
Premiums due and other receivables	18.2	20.1
Other assets	—	39.2

Total assets designated to the Closed Block	4,436.4	4,806.5

Excess of Closed Block liabilities over assets designated to the Closed Block	1,275.4	1,004.5
Amounts included in accumulated other comprehensive income (loss)	(307.7)	10.9

Maximum future earnings to be recognized from Closed Block assets and liabilities	$967.7	$1,015.4

        Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Revenues
Premiums and other considerations	$550.4	$576.6	$596.7
Net investment income	280.9	288.3	293.2
Net realized capital losses	(12.7)	(12.9)	(0.9)

Total revenues	818.6	852.0	889.0
Expenses
Benefits, claims and settlement expenses	467.6	485.8	497.0
Dividends to policyholders	261.8	286.4	287.0
Operating expenses	7.4	12.1	5.5

Total expenses	736.8	784.3	789.5

Closed Block revenue, net of Closed Block expenses, before income taxes	81.8	67.7	99.5
Income taxes	25.6	20.7	32.2

Closed Block revenue, net of Closed Block expenses and income taxes	56.2	47.0	67.3
Funding adjustment charges	(8.5)	(9.4)	(7.7)

Closed Block revenue, net of Closed Block expenses, income taxes and funding adjustment charges	$47.7	$37.6	$59.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

9. Closed Block — (continued)

        The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Beginning of year	$1,015.4	$1,053.0	$1,112.6
End of year	967.7	1,015.4	1,053.0

Change in maximum future earnings	$(47.7)	$(37.6)	$(59.6)

        Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

10. Deferred Policy Acquisition Costs

        Policy acquisition costs deferred and amortized in 2008, 2007 and 2006 were as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Balance at beginning of year	$2,810.1	$2,418.9	$2,174.1
Cost deferred during the year	680.3	606.1	498.9
Amortized to expense during the year	(373.7)	(357.3)	(239.2)
Adjustments related to unrealized (gains) losses on available-for-sale securities and derivatives	1,036.3	143.1	(14.9)
Other	—	(0.7)	—

Balance at end of year	$4,153.0	$2,810.1	$2,418.9

11. Insurance Liabilities

Contractholder Funds

        Major components of contractholder funds in the consolidated statements of financial position are summarized as follows:

	December 31,
	2008	2007
	(in millions)
Liabilities for investment-type contracts:
GICs	$11,857.4	$11,698.8
Funding agreements	15,757.3	16,193.4
Other investment-type contracts	987.1	1,236.8

Total liabilities for investment-type contracts	28,601.8	29,129.0
Liabilities for individual annuities	11,131.1	8,261.5
Universal life and other reserves	3,353.7	2,898.4

Total contractholder funds	$43,086.6	$40,288.9

        Our GICs and funding agreements contain provisions limiting early surrenders, which typically include penalties for early surrenders, minimum notice requirements or, in the case of funding agreements with survivor options, minimum pre-death holding periods and specific maximum amounts.

        Funding agreements include those issued directly to nonqualified institutional investors, as well as to four separate programs where the funding agreements have been issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Insurance Liabilities — (continued)

        We are authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2008 and 2007, $3,159.1 million and $3,935.3 million, respectively, of liabilities are outstanding with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program as we are authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose vehicle. As of December 31, 2008 and 2007, $1,415.2 million and $1,469.8 million, respectively, of liabilities are outstanding with respect to the issuance outstanding under this new program.

        In addition, we were authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated qualifying special purpose entity. As of December 31, 2008 and 2007, $2,468.7 million and $3,109.9 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the SEC-registered program described in the following paragraph.

        We were authorized to issue up to $4.0 billion of funding agreements under a program established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. In February 2006, this program was amended to authorize issuance of up to an additional $5.0 billion in recognition of the use of nearly all $4.0 billion of initial issuance authorization. In recognition of the use of nearly all $9.0 billion, this program was amended in November 2007 to authorize issuance of up to an additional $5.0 billion. Under this program, both the notes and the supporting funding agreements are registered with the SEC. As of December 31, 2008 and 2007, $7,655.5 million and $6,748.5 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other three funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by Principal Financial Group, Inc.

        Due to a downturn in the credit market, we reduced the amount of medium term note issuances in 2008. As economic conditions change, we will reassess the use of our medium term note programs.

Future Policy Benefits and Claims

        Activity associated with unpaid accident and health claims is summarized as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Balance at beginning of year	$964.3	$877.2	$814.8
Incurred:
Current year	1,994.5	2,160.6	2,047.5
Prior years	(56.7)	(12.8)	(37.5)

Total incurred	1,937.8	2,147.8	2,010.0
Payments:
Current year	1,588.6	1,738.5	1,666.9
Prior years	321.7	322.2	280.7

Total payments	1,910.3	2,060.7	1,947.6
Balance at end of year:
Current year	405.9	422.1	380.6
Prior years	585.9	542.2	496.6

Total balance at end of year	$991.8	$964.3	$877.2

        The activity summary in the liability for unpaid accident and health claims shows a decrease of $56.7 million, $12.8 million and $37.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, relating to prior years. Such liability adjustments, which affected current operations during 2008, 2007 and 2006, respectively, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid accident

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Insurance Liabilities — (continued)

and health claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid accident and health claims. We also had claim adjustment expense liabilities of $39.1 million, $37.0 million and $33.4 million, and related reinsurance recoverables of $4.3 million, $4.2 million and $4.9 million in 2008, 2007 and 2006, respectively, which are not included in the rollforward above.

12. Debt

Short-Term Debt

        The components of short-term debt as of December 31, 2008 and 2007, were as follows:

	December 31,
	2008	2007
	(in millions)
Commercial paper	$482.3	$233.3
Other recourse short-term debt	18.6	57.5

Total short-term debt	$500.9	$290.8

        As of December 31, 2008, we had credit facilities with various financial institutions in an aggregate amount of $792.4 million. As of December 31, 2008 and 2007, we had $500.9 million and $290.8 million of outstanding borrowings related to our credit facilities, with zero and $30.3 million of assets pledged as support, respectively. Assets pledged consisted primarily of commercial mortgages and securities. Our credit facilities include a $600.0 million commercial paper program, of which we issued $482.3 million as of December 31, 2008, $233.0 million of which was issued under the Federal Reserve's Commercial Paper Funding Facility. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2008. On October 5, 2008, Lehman Commercial Paper Inc. ("LCP"), a subsidiary of Lehman Brothers Holdings Inc., filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP is a lender under our credit facilities and had committed to provide $21.0 million under each facility. We are uncertain whether LCP will fulfill its commitments under the credit facilities in light of its bankruptcy filing.

        The weighted-average interest rates on short-term borrowings as of December 31, 2008 and 2007, were 2.7% and 5.1% respectively.

Long-Term Debt

        The components of long-term debt as of December 31, 2008 and 2007, were as follows:

	December 31,
	2008	2007
	(in millions)
8.2% notes payable, due 2009	$454.9	$454.7
3.31% notes payable, due 2011	49.9	58.4
3.63% notes payable, due 2011	25.6	29.9
6.05% notes payable, due 2036	601.8	601.9
8% surplus notes payable, due 2044	99.2	99.2
Non-recourse mortgages and notes payable	58.7	129.8
Other mortgages and notes payable	0.4	24.9

Total long-term debt	$1,290.5	$1,398.8

        The amounts included above are net of the discount and premium associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

        On October 16 and December 5, 2006, we issued $500.0 million and $100.0 million, respectively, of senior notes. The notes bear interest at a rate of 6.05% per year. Interest on the notes is payable semi-annually on April 15 and October 15 each year and began on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds were used to fund the acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes.

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

        On March 10, 1994, Principal Life issued $100.0 million of surplus notes due March 1, 2044, at an 8% annual interest rate. None of our affiliates hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life has sufficient surplus earnings to make such payments. Interest of $8.0 million for each of the years ended December 31, 2008, 2007 and 2006 was approved by the Commissioner, and charged to expense.

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

        The non-recourse mortgages, other mortgages and notes payable are primarily financings for real estate developments. Outstanding principal balances as of December 31, 2008, ranged from $6.0 million to $9.3 million per development with interest rates generally ranging from 5.5% to 5.8%. Outstanding principal balances as of December 31, 2007, ranged from $3.0 million to $41.2 million per development with interest rates generally ranging from 5.5% to 8.1%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $30.4 million and $141.1 million as of December 31, 2008 and 2007, respectively.

        Also included in non-recourse mortgages and notes payable is a long-term debt obligation we assumed with the purchase of WM Advisors, Inc. As part of the purchase, we are bound by a class B share financing agreement previously entered into by WM Advisors, Inc. and a third party, which was assigned a value of $86.9 million at purchase. Load mutual fund shares sold without a front end load are referred to as "B shares". In exchange for paying the selling commission, we receive fees in the future to recover the up-front commission cost incurred. Prior to our purchase, WM Advisors, Inc. had entered into a purchase and sale agreement whereby the third party would purchase the rights to future cash flow streams in exchange for funding the sales commissions. The fair value of these relinquished fees is reported as a long-term debt liability. There will be no additional sales under this agreement following the effective date of the purchase. Therefore, this liability will be extinguished within six years, which equates to the contractual term in which the fund can recover fees to cover the upfront commission costs. The value of this obligation as of December 31, 2008 and 2007, was $36.8 million and $66.6 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Debt — (continued)

        At December 31, 2008, future annual maturities of the long-term debt were as follows (in millions):

Year ending December 31:
2009	$466.5
2010	9.5
2011	83.0
2012	5.6
2013	11.9
Thereafter	714.0

Total future maturities of the long-term debt	$1,290.5

13. Income Taxes

        Our income tax expense (benefit) from continuing operations was as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Current income taxes:
U.S. federal	$118.9	$214.6	$211.8
State and foreign	(4.0)	64.3	52.8

Total current income taxes	114.9	278.9	264.6
Deferred income taxes	(119.4)	(70.8)	31.3

Total income taxes (benefits)	$(4.5)	$208.1	$295.9

        Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective tax rate from continuing operations is as follows:

	For the year ended December 31,
	2008	2007	2006
U.S. corporate income tax rate	35%	35%	35%
Dividends received deduction	(19)	(11)	(8)
Interest exclusion from taxable income	(6)	(2)	(1)
Synthetic fuel tax credits	—	(1)	(1)
Impact of equity method presentation	(7)	(2)	—
Other	(4)	1	(3)

Effective income tax rate	(1)%	20%	22%

        We adopted the provisions of FIN 48 on January 1, 2007. The application of FIN 48 did not have a material impact on our consolidated financial statements. As of December 31, 2008, the total unrecognized benefits were $62.9 million. Of this amount, $24.4 million, if recognized, would reduce the 2008 effective tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses. As of December 31, 2008 and 2007, we had recognized $21.3 million and $26.0 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively. Due to a favorable settlement during 2008, the accumulated pre-tax interest and penalties related to unrecognized tax benefits decreased during the year, resulting in a net $4.7 million increase to net income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13. Income Taxes — (continued)

        A summary of the changes in unrecognized tax benefits follows.

	For the year ended December 31,
	2008	2007
Balance at beginning of year	$98.8	$60.0
Additions based on tax positions related to the current year	1.7	10.4
Additions for tax positions of prior years	4.1	29.0
Reductions for tax positions related to the current year	(2.1)	—
Reductions for tax positions of prior years	(0.3)	(0.6)
Settlements	(39.3)	—

Balance at end of year	$62.9	$98.8

        Significant components of our net deferred income taxes were as follows:

	December 31,
	2008	2007
	(in millions)
Deferred income tax assets:
Net unrealized losses on available-for-sale securities	$2,271.9	$—
Insurance liabilities	368.9	334.4
Net operating loss carryforwards	197.9	147.3
Post-retirement benefits	482.8	56.4
Stock-based compensation	57.6	53.2
Other deferred income tax assets	73.5	71.1

Gross deferred income tax assets	3,452.6	662.4
Valuation allowance	(5.6)	(25.8)

Total deferred income tax assets	3,447.0	636.6
Deferred income tax liabilities:
Deferred policy acquisition costs	(858.4)	(782.2)
Real estate	(150.5)	(170.5)
Net unrealized gains on available-for-sale securities	—	(106.6)
Intangible assets	(76.7)	(68.7)
Other deferred income tax liabilities	(78.7)	(78.4)

Total deferred income tax (liabilities)	(1,164.3)	(1,206.4)

Total net deferred income tax assets (liabilities)	$2,282.7	$(569.8)

        Net deferred tax income taxes by jurisdiction are as follows:

	December 31,
	2008	2007
	(in millions)
Deferred income tax assets:
U.S.	$2,372.2	$—
State	2.8	—
International	10.5	6.5

Net deferred income tax assets	2,385.5	6.5
Deferred income tax liabilities:
U.S.	—	(379.8)
State	—	(14.4)
International	(102.8)	(182.1)

Net deferred income tax liabilities	(102.8)	(576.3)

Total net deferred income tax assets (liabilities)	$2,282.7	$(569.8)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13. Income Taxes — (continued)

        In management's judgment, the total deferred income tax asset is more likely than not to be realized. Included in the deferred income tax asset is the expected income tax benefit attributable to net unrealized losses on available-for-sale securities. There is no valuation allowance provided for the deferred tax asset attributable to unrealized losses on available-for-sale securities. Management expects to recover the unrealized losses by holding the securities until maturity or recovery in value; therefore, the related deferred tax asset is expected to reverse over time.

        The total deferred income tax asset also includes capital and net operating loss carryforwards for tax purposes available to offset future capital gains and taxable income, respectively. The capital loss carryforward was $110.0 million as of December 31, 2008 and will expire if unused by 2013. Domestic state net operating loss carryforwards were $231.6 million as of December 31, 2008, and will expire between 2009 and 2023. Foreign net operating loss carryforwards generated in various foreign countries were $55.9 million as of December 31, 2008, with some operating loss carryforwards scheduled to expire beginning in 2014 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to certain of these carryforwards, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. A valuation allowance has been recorded on income tax benefits associated with state net operating loss carryforwards and foreign net operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred income tax asset that is more likely than not to be realized.

        Accumulated net operating losses of $376.6 million and $263.8 million at December 31, 2008 and 2007, respectively, are attributed to captive reinsurance companies that are temporarily excluded from our consolidated U.S. federal income tax return. These net operating losses will expire between 2021 and 2023. One of the captive reinsurance companies will be able to join the consolidated U.S. federal income tax return in 2012 with the other in 2013. All accumulated net operating losses are anticipated to be utilized before expiration. Therefore, no valuation allowance has been provided for the deferred income tax assets attributable to these net operating losses.

        U.S. federal and state deferred income taxes have not been provided on approximately $369.2 million of accumulated but undistributed earnings from operations of foreign subsidiaries at December 31, 2008. Such earnings are considered to be indefinitely reinvested in the business. It is not practical to determine the amount of the unrecognized deferred tax liability that would arise if these earnings were remitted due to foreign tax credits and exclusions that may become available at the time of remittance. A tax liability will be recognized when we no longer plan to indefinitely reinvest the earnings or when we plan to sell all or a portion of our ownership interest.

        The Internal Revenue Service ("IRS") has completed examination of our consolidated federal income tax returns for years prior to 2004. The examination of tax returns for the years 2002 and 2003 resulted in a refund of $176.7 million (including interest) in December 2006, which was consistent with the receivable that we had established for these tax years. We are contesting other issues and have filed suit in the Court of Federal Claims, requesting refunds for the years 1995 - 2003. At December 31, 2008 and 2007, respectively, our accrual for current tax receivable included $226.2 million and $251.5 million associated with the requested refunds, as it is management's assessment the refunds will more likely than not be realized. These current tax receivables are included in other assets in the consolidated statements of financial position. We do not expect the litigation to be resolved within the next twelve months.

        The IRS commenced examination of the U.S. consolidated federal income tax returns for 2004 - 2005 in March 2007. The fieldwork is substantially complete and the final report is expected to be received sometime in the third or fourth quarter 2009. The statute of limitations for the 2004 - 2005 tax years expires on September 15, 2009. The IRS will begin examination of the U.S. consolidated federal income tax returns for 2006 - 2007 in the first quarter 2009.

        We believe it is reasonably possible that the amount of our unrecognized tax benefits could increase by $0.0 million to $11.0 million within the next twelve months. The uncertainty is associated with our affiliate's investment in a transaction that gave rise to foreign tax credits. We expect the IRS to disallow some or all of these foreign tax credits. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues from tax years 1995 - 2003 to have a material impact on our net income. Similarly, we believe there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2003.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits

        We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. Some of these plans provide supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal tax law. The employees and agents are generally first eligible for the pension plans when they reach age 21. For plan participants employed prior to January 1, 2002, the pension benefits are based on the greater of a final average pay benefit or a cash balance benefit. The final average pay benefit is based on the years of service and generally the employee's or agent's average annual compensation during the last five years of employment. Partial benefit accrual of final average pay benefits is recognized from first eligibility until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. The cash balance portion of the plan started on January 1, 2002. An employee's account is credited with an amount based on the employee's salary, age and service. These credits accrue with interest. For plan participants hired on and after January 1, 2002, only the cash balance plan applies. Our policy is to fund the cost of providing pension benefits in the years that the employees and agents are providing service to us. Our funding policy for the qualified defined benefit plan is to contribute an amount annually at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act ("ERISA"), and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. Our funding policy for the non-qualified benefit plan is to fund the plan in the years that the employees are providing service to us using a methodology similar to the calculation of the net periodic benefit cost under U.S. GAAP, but using long-term assumptions. However, if the plans are fully funded on a U.S. GAAP basis, no deposit is made. While we designate assets to cover the computed liability of the non-qualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP.

        We also provide certain health care, life insurance and long-term care benefits for retired employees. Subsidized retiree health benefits are provided for employees hired prior to January 1, 2002. Employees hired after December 31, 2001, have access to retiree health benefits but it is intended that they pay for the full cost of the coverage. The health care plans are contributory with participants' contributions adjusted annually. The contributions are based on the number of years of service and age at retirement for those hired prior to January 1, 2002. As part of the substantive plan, the retiree health contributions are assumed to be adjusted in the future as claim levels change. The life insurance plans are contributory for a small group of previously grandfathered participants that have elected supplemental coverage and dependent coverage.

        Covered employees are first eligible for the health and life postretirement benefits when they reach age 57 and have completed ten years of service with us. Retiree long-term care benefits are provided for employees whose retirement was effective prior to July 1, 2000. Partial benefit accrual of these health, life and long-term care benefits is recognized from the employee's date of hire until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. Our policy is to fund the cost of providing retiree benefits in the years that the employees are providing service to us using a methodology similar to the calculation of the net periodic benefit cost under U.S. GAAP, but using long-term assumptions. However, if the plans are fully funded on a U.S. GAAP basis, no deposit is made.

        For 2007, we used a measurement date of October 1 for the pension and other postretirement benefit plans. For 2008, we used a December 31 measurement date as required by SFAS 158.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits — (continued)

Obligations and Funded Status

        The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position and consolidated statements of operations, was as follows:

	Pension benefits		Other postretirement benefits
	December 31,		December 31,
	2008	2007	2008	2007
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(1,603.8)	$(1,480.6)	$(271.9)	$(257.9)
Service cost	(62.0)	(47.1)	(10.5)	(8.0)
Interest cost	(124.3)	(89.5)	(20.9)	(15.5)
Actuarial gain (loss)	(8.1)	(33.3)	(44.0)	1.2
Participant contributions	—	—	(6.0)	(4.5)
Benefits paid	86.1	51.0	19.1	13.6
Plan amendments	—	(4.3)	—	—
Other	—	—	(0.8)	(0.8)

Benefit obligation at end of year	$(1,712.1)	$(1,603.8)	$(335.0)	$(271.9)

Change in plan assets
Fair value of plan assets at beginning of year	$1,597.6	$1,410.1	$518.0	$466.7
Actual return on plan assets	(556.3)	208.5	(142.9)	59.7
Employer contribution	55.3	30.0	—	0.7
Participant contributions	—	—	6.0	4.5
Benefits paid	(86.1)	(51.0)	(19.1)	(13.6)

Fair value of plan assets at end of year	$1,010.5	$1,597.6	$362.0	$518.0

Amount recognized in statement of financial position
Other assets	$—	$304.4	$43.3	$246.2
Other liabilities	(701.6)	(310.6)	(16.3)	(0.1)

Total	$(701.6)	$(6.2)	$27.0	$246.1

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$768.2	$42.5	$152.9	$(84.8)
Prior service benefit	(39.5)	(49.1)	(8.8)	(12.0)

Pre-tax accumulated other comprehensive (income) loss	$728.7	$(6.6)	$144.1	$(96.8)

        The accumulated benefit obligation for all defined benefit pension plans was $1,535.8 million and $1,363.1 million at December 31, 2008 and 2007, respectively.

        Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in a Rabbi trust for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $269.8 million and $237.2 million as of December 31, 2008 and 2007, respectively.

Pension Plan Changes and Plan Gains/Losses

        On January 1, 2008, the vesting schedule for the qualified pension plan and corresponding nonqualified plans changed to a three-year cliff schedule as required by the Pension Protection Act of 2006. This change was recognized as a prior service cost and resulted in an increase in liabilities of $4.3 million at December 31, 2007.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits — (continued)

        For the year ended December 31, 2008, the pension plans had an actuarial loss of $8.1 million, primarily due to a decrease in the discount rate offset by a change in certain actuarial assumptions and methods. For the year ended December 31, 2007, the pension plans had an actuarial loss of $33.3 million, primarily due to salary increases greater than assumed, which was partially offset by the increase in the discount rate.

Other Post Retirement Plan Changes and Plan Gains/Losses

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") was signed into law. The Medicare Modernization Act introduced a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree medical benefit plans. During 2008, 2007 and 2006, the Medicare subsidies we received and accrued for were $0.8 million, $0.8 million and $0.9 million, respectively, and included in service cost.

        An actuarial loss of $44.0 million occurred during 2008 for the other postretirement benefit plans. This was due to a decrease in the discount rate and a less than expected increase in retiree contributions, which was partially offset by a decrease in the trend assumption and a less than expected increase in health care claim costs. An actuarial gain of $1.2 million occurred during 2007 for the other postretirement benefit plans. This was due to a less than assumed increase in health care claim costs, as well as an increase in the discount rate. The gain was partially offset by an increase of the trend assumption.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

        For 2008, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. For 2007, the obligations below relate only to the nonqualified pension plan liabilities. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2008	2007
	(in millions)
Projected benefit obligation	$1,712.1	$310.6
Accumulated benefit obligation	1,535.8	239.1
Fair value of plan assets	1,010.5	1,597.6

Information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets:

	December 31,
	2008	2007
	(in millions)
Accumulated postretirement benefit obligation	$87.9	$2.0
Fair value of plan assets	71.6	1.9

Components of net periodic benefit cost:

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2008	2007	2006	2008	2007	2006
	(in millions)
Service cost	$62.0	$47.1	$47.0	$10.5	$8.0	$9.5
Interest cost	124.3	89.5	81.6	20.9	15.5	16.2
Expected return on plan assets	(162.8)	(114.2)	(105.4)	(46.9)	(33.7)	(32.4)
Amortization of prior service benefit	(9.6)	(8.3)	(9.0)	(3.1)	(2.6)	(2.6)
Recognized net actuarial (gain) loss	1.5	10.0	20.4	(4.0)	(1.9)	0.2

Net periodic benefit cost (income)	$15.4	$24.1	$34.6	$(22.6)	$(14.7)	$(9.1)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits — (continued)

        For 2007, we used a measurement date of October 1 for the pension and other postretirement plans. For 2008, we used a December 31 measurement date as required by SFAS 158. Net periodic benefit cost shown above for 2008 covers the period of 15 months from October 1, 2007, through December 31, 2008. Net periodic benefit cost for the period from October 1, 2007, to December 31, 2007, was recognized as a direct adjustment to retained earnings during 2008 as required by SFAS 158. The breakdown of 2008 net periodic benefit cost between the two periods was as follows:

	Pension benefits			Other postretirement benefits
	10/01/07- 12/31/07	1/1/08- 12/31/08	Total	10/01/07- 12/31/07	1/1/08- 12/31/08	Total
	(in millions)
Net periodic benefit cost (income)	$3.1	$12.3	$15.4	$(4.5)	$(18.1)	$(22.6)

        The pension plans' actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants. For the qualified pension plan, gains and losses are amortized without use of the 10% allowable corridor. For the nonqualified pension plans and other postretirement benefit plans, the corridors allowed are used.

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2008	2007	2008	2007
	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$727.2	$(61.0)	$233.8	$(27.2)
Prior service cost	—	4.3	—	—
Amortization of net gain (loss)	(1.5)	(10.0)	4.0	1.9
Amortization of prior service benefit	9.6	8.3	3.1	2.6

Total recognized in pre-tax accumulated other comprehensive (income) loss	$735.3	$(58.4)	$240.9	$(22.7)

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$750.7	$(34.3)	$218.3	$(37.4)

        As of and subsequent to December 31, 2006, net actuarial (gain) loss and net prior service cost benefit have been recognized in accumulated other comprehensive income due to the application of SFAS 158.

        The estimated net actuarial (gain) loss and prior service cost (benefit) that will be amortized from accumulated other comprehensive income into net periodic benefit cost for the pension benefits during the 2009 fiscal year are $92.6 million and $(7.7) million, respectively. The estimated net actuarial (gain) loss and prior service cost (benefit) for the postretirement benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2009 fiscal year are $9.2 million and $(2.1) million, respectively.

Assumptions:

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2008	2007	2008	2007
Discount rate	6.00%	6.30%	6.00%	6.30%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits — (continued)

Weighted-average assumptions used to determine net periodic benefit cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2008	2007	2006	2008	2007	2006
Discount rate	6.30%	6.15%	5.75%	6.30%	6.15%	5.75%
Expected long-term return on plan assets	8.25%	8.25%	8.25%	7.30%	7.30%	7.30%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

        For other postretirement benefits, the 7.30% expected long-term return on plan assets for 2008 is based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the health, life and long-term care plans are 7.25%, 7.75% and 5.85%, respectively.

        The expected return on plan assets is the long-term rate we expect to be earned based on the plans' investment strategy. Historical and expected future returns of multiple asset classes were analyzed to develop a risk free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plans. Based on a review in 2008, the long-term expected return on plan assets will be lowered to 8.00% for the 2009 expense calculation.

Assumed health care cost trend rates

	December 31,
	2008	2007
Health care cost trend rate assumed for next year under age 65	10.5%	12.0%
Health care cost trend rate assumed for next year age 65 and over	10.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2020	2019

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage- point increase	1-percentage- point decrease
	(in millions)
Effect on total of service cost and interest cost components	$4.8	$(3.8)
Effect on accumulated postretirement benefit obligation	(46.4)	37.2

Pension Plan Assets

        The qualified pension plan's weighted-average asset allocations by asset category as of the two most recent measurement dates are as follows:

Asset category	December 31, 2008	October 1, 2007
Domestic equity securities	50%	53%
International equity securities	17	18
Domestic debt securities	23	21
Real estate	10	8

Total	100%	100%

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

  Other Postretirement Benefit Plan Assets

        The other postretirement benefit plans' weighted-average asset allocations by asset category as of the two most recent measurement dates are as follows:

Asset category	December 31, 2008	October 1, 2007
Equity securities	53%	63%
Debt securities	47	37

Total	100%	100%

        The weighted average target asset allocation for the other postretirement benefit plans is:

Asset category	Target allocation
Equity securities	50 - 70%
Debt securities	30 - 50%

        The investment strategies and policies for the other postretirement benefit plans are similar to those employed by the qualified pension plan.

Contributions

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2009 in the range of $20-$50 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our other postretirement benefit plans in 2009 pending future analysis.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits — (continued)

Estimated Future Benefit Payments

        The estimated future benefit payments, which reflect expected future service, and the expected amount of tax-free subsidy receipts under Medicare Part D are:

	Pension benefits	Other postretirement benefits (gross benefit payments, including prescription drug benefits)	Amount of Medicare Part D subsidy receipts
	(in millions)
Year ending December 31:
2009	$65.4	$21.6	$1.1
2010	70.2	23.6	1.2
2011	75.1	25.8	1.4
2012	81.0	28.2	1.7
2013	87.5	30.9	1.8
2014-2018	533.5	201.1	13.2

        The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

        The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2008.

        The information that follows shows supplemental information for our defined benefit pension plans. Certain key summary data is shown separately for qualified and non-qualified plans.

	For the year ended December 31,
	2008			2007
	Qualified plan	Nonqualified plans	Total	Qualified plan	Nonqualified plans	Total
	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$304.4	$—	$304.4
Other liabilities	(399.1)	(302.5)	(701.6)	—	(310.6)	(310.6)

Total	$(399.1)	$(302.5)	$(701.6)	$304.4	$(310.6)	$(6.2)

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$690.3	$77.9	$768.2	$(59.7)	$102.2	$42.5
Prior service cost benefit	(28.6)	(10.9)	(39.5)	(35.3)	(13.8)	(49.1)

Total pre-tax accumulated other comprehensive (income) loss	$661.7	$67.0	$728.7	$(95.0)	$88.4	$(6.6)

Components of net periodic benefit cost
Service cost	$50.5	$11.5	$62.0	$39.2	$7.9	$47.1
Interest cost	100.2	24.1	124.3	72.9	16.6	89.5
Expected return on plan assets	(162.8)	—	(162.8)	(114.2)	—	(114.2)
Amortization of prior service cost benefit	(6.7)	(2.9)	(9.6)	(5.9)	(2.4)	(8.3)
Recognized net actuarial (gain) loss	(9.4)	10.9	1.5	2.8	7.2	10.0

Net periodic benefit cost (income)	$(28.2)	$43.6	$15.4	$(5.2)	$29.3	$24.1

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$740.6	$(13.4)	$727.2	$(81.1)	$20.1	$(61.0)
Prior service cost	—	—	—	4.0	0.3	4.3
Amortization of net gain (loss)	9.4	(10.9)	(1.5)	(2.8)	(7.2)	(10.0)
Amortization of prior service cost benefit	6.7	2.9	9.6	5.9	2.4	8.3

Total recognized in pre-tax accumulated other comprehensive (income) loss	$756.7	$(21.4)	$735.3	$(74.0)	$15.6	$(58.4)

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$728.5	$22.2	$750.7	$(79.2)	$44.9	$(34.3)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Employee and Agent Benefits — (continued)

        In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $15,500 of their compensation to the plans in 2008. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced, and the 401(k) matching contribution was increased. Employees who were ages 47 or older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as "Grandfathered Choice Participants". In 2006, we matched the Grandfathered Choice Participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. For all other participants, we matched the participant's contributions at a 75% contribution rate up to a maximum of 6% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock. We contributed $41.2 million, $40.0 million and $36.4 million in 2008, 2007 and 2006, respectively, to our qualified defined contribution plans.

        We also have a nonqualified defined contribution plan available to select employees and agents which allows them to contribute amounts in excess of limits imposed by federal tax law. In 2008 and 2007, we matched the Grandfathered Choice Participant's Contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. For all other participants, we matched the participant's contributions at a 75% contribution rate up to a maximum contribution of 6% of the participant's compensation. We contributed $7.3 million, $7.5 million and $8.0 million in 2008, 2007 and 2006, respectively, to our nonqualified defined contribution plans.

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

        On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life. Principal Life's Motion to Transfer Venue was granted and the case is now pending in the Southern District of Iowa. The complaint alleged, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives "revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans" and allegedly failed to use the revenue to defray the expenses of the services provided to the plans. Plaintiff further alleged that these acts constitute prohibited transactions under ERISA. Plaintiff sought to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained "revenue sharing" fees from mutual funds. On August 27, 2008, the Plaintiff's Motion for Class Certification was denied. The Plaintiff filed a petition seeking permission to appeal that ruling. The petition was denied on October 28, 2008.

        On August 28, 2007, two plaintiffs, "Walsh and Young", filed a putative class action lawsuit in the United States District Court for the Southern District of Iowa against Principal Life and Princor Financial Services Corporation (the "Principal Defendants"). The lawsuit alleges that the Principal Defendants breached alleged fiduciary duties to participants in employer-sponsored 401(k) plans who were retiring or leaving their respective plans, including providing misleading information and failing to act solely in the interests of the participants, resulting in alleged violations of ERISA. The Principal Defendants are aggressively defending the lawsuit.

        On February 28, 2007, Luz Zapien ("Zapien") filed a securities class action against Washington Mutual, Inc. ("WaMu"), us and certain mutual fund-related entities. The Complaint alleged that WaMu had inadequately disclosed an alleged shelf-space arrangement that misled fund investors during the putative class period. We were named in the Complaint based on our December 2006 purchase of the distributor, investment advisor and assets of the relevant WaMu mutual funds ("the acquired business"). This action was dismissed with prejudice on June 17, 2008 and is on appeal to the Ninth Circuit Court of Appeals. In addition, on August 20, 2008, counsel for the Plaintiffs filed a new class action,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15. Contingencies, Guarantees and Indemnifications — (continued)

Robinson v. WM Trust I, et al., in the United States District Court for the Western District of Washington, making the same allegations that were contained in Zapien. On September 26, 2008, the Robinson Plaintiffs filed a First Amended Complaint which dropped the WaMu defendants, added four directors of the Principal Mutual Funds entity in their individual capacity, and amended the putative class to include "all persons or entities that purchased or otherwise acquired shares, units or like interests in any of the WM Funds (including through the reinvestment of Fund dividends) between March 1, 2002, and December 31, 2006, inclusive". A new lead plaintiff, "Dumdie", has been substituted for Robinson. The Purchase Agreement of the acquired business contained an indemnification provision from WaMu that we believed would have significantly limited our exposure in these lawsuits. The bankruptcy filing by WaMu raises concerns as to the availability of any indemnification protection for us. We are aggressively defending both lawsuits.

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

Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of December 31, 2008, was approximately $221.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

        We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of Principal Residential Mortgage, Inc. and other divestitures, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. At inception, the fair value of such indemnifications was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe that performance under these indemnifications would not result in a material adverse effect on our business or financial position. While the likelihood is remote, performance under these indemnifications could materially affect net income in a particular quarter or annual period.

Guaranty Funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state's fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2008 and 2007, the liability balance for guaranty fund assessments, which is not discounted, was $16.2 million and $9.8 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of December 31, 2008 and 2007, $8.1 million and $2.4 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

Operating Leases

        As a lessee, we lease office space, data processing equipment, office furniture and office equipment under various operating leases. Rental expense for the years ended December 31, 2008, 2007 and 2006, respectively, was $54.4 million, $53.6 million and $54.8 million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15. Contingencies, Guarantees and Indemnifications — (continued)

        At December 31, 2008, the future minimum lease payments are $193.4 million. The following represents payments due by period for operating lease obligations as of December 31, 2008 (in millions):

Year ending December 31:
2009	$53.9
2010	44.0
2011	29.8
2012	19.6
2013	15.2
2014 and thereafter	36.0

198.5
Less: Future sublease rental income on noncancelable leases	5.1

Total future minimum lease payments	$193.4

Capital Leases

        Beginning in 2007, we leased hardware storage equipment under capital leases. As of December 31, 2008 and 2007, these leases had a gross asset balance of $21.0 million and $15.2 million and accumulation depreciation of $10.5 million and $5.0 million, respectively. Depreciation expense for the years ended December 31, 2008 and 2007, was $6.2 million and $5.0 million, respectively.

        As of December 31, 2008, we no longer leased an aircraft under a capital lease. As of December 31, 2007, we leased an aircraft which had a gross asset balance of $14.4 million and accumulated depreciation of $1.7 million. Depreciation expense for each of the years ended December 31, 2008, 2007 and 2006 was zero, $0.6 million and $0.6 million, respectively.

        The following represents future minimum lease payments due by period for capital lease obligations as of December 31, 2008 (in millions).

Year ending December 31:
2009	$5.7
2010	3.6
2011	2.0
2012	0.2
2013	—
2014 and thereafter	—

Total	11.5
Less: Amounts representing interest	0.7

Net present value of minimum lease payments	$10.8

Letters of Credit

        We have entered into agreements with third parties who issue standby letters of credit on behalf of a wholly-owned captive reinsurance subsidiary. The letters of credit are used to support the statutory reserves assumed by our captive reinsurance company. The letters of credit, which we guarantee, also allow Principal Life to take credit for ceded reserves on its statutory balance sheet. As of December 31, 2008 and 2007, there was a total of $429.0 million and $365.0 million in outstanding letters of credit, respectively.

16. Stockholders' Equity

Preferred Stock

        As of December 31, 2008, we had 13.0 million shares of preferred stock authorized, issued and outstanding under the two series described below. Preferred stockholders have dividend and liquidation priority over common stockholders.

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

Dividend Restrictions and Payments

        The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders' equity levels. As of December 31, 2008, we have no preferred dividend restrictions.

        On March 31, 2008, June 30, 2008, September 30, 2008 and December 30, 2008, we paid a dividend of $8.2 million, $8.3 million, $8.2 million and $8.3 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 13, 2008, June 12, 2008, September 11, 2008 and December 11, 2008, respectively.

        On March 30, 2007, July 2, 2007, October 1, 2007 and December 31, 2007, we paid a dividend of $8.2 million, $8.3 million, $8.2 million and $8.3 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 15, 2007, June 14, 2007, September 13, 2007 and December 13, 2007, respectively.

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

Common Stock

        On December 5, 2008, we paid an annual dividend of $116.7 million, equal to $0.45 per share, to stockholders of record as of November 14, 2008. On December 7, 2007, we paid an annual dividend of $235.6 million, equal to $0.90 per share, to stockholders of record as of November 16, 2007. On December 15, 2006, we paid an annual dividend of $214.7 million, equal to $0.80 per share, to stockholders of record as of November 22, 2006.

        During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. On November 30, 2007, we entered into an accelerated common stock repurchase agreement with a third party investment bank for an aggregate purchase price of $250.0 million. On this date, we paid $250.0 million and received the initial delivery of 2.9 million common shares, while retaining the right to receive additional common shares over the program's execution period. The accelerated common stock repurchase agreement was completed in January 2008, at which time we received 0.9 million additional common shares under this agreement. As of December 31, 2008, $250.0 million remained available under the November 2007 authorization. In the fourth

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16. Stockholders' Equity — (continued)

quarter of 2008, we suspended purchases of the remaining $250.0 million available under the November 2007 authorization.

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

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2006	3.0	10.0	280.6
Shares issued	—	—	2.3
Treasury stock acquired	—	—	(14.5)

Outstanding shares at December 31, 2006	3.0	10.0	268.4
Shares issued	—	—	2.2
Treasury stock acquired	—	—	(11.5)

Outstanding shares at December 31, 2007	3.0	10.0	259.1
Shares issued	—	—	1.2
Treasury stock acquired	—	—	(1.0)

Outstanding shares at December 31, 2008	3.0	10.0	259.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16. Stockholders' Equity — (continued)

Accumulated Other Comprehensive Income (Loss)

        Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders.

        The components of accumulated other comprehensive income (loss) were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized post-retirement benefit obligations	Minimum pension liability	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2006	$1,004.0	$23.9	$(21.6)	$—	$(11.5)	$994.8
Net change in unrealized gains on fixed maturities, available-for-sale	(349.7)	—	—	—	—	(349.7)
Net change in unrealized gains on equity securities, available-for-sale	(11.4)	—	—	—	—	(11.4)
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	26.7	—	—	—	—	26.7
Adjustments for assumed changes in amortization pattern	8.1	—	—	—	—	8.1
Net change in unrealized gains on derivative instruments	—	6.8	—	—	—	6.8
Net change in unrealized gains on policyholder dividend obligation	33.7	—	—	—	—	33.7
Change in net foreign currency translation adjustment	—	—	(1.1)	—	—	(1.1)
Change in minimum pension liability	—	—	—	—	4.2	4.2
Transition adjustment related to post-retirement benefit obligations	—	—	—	22.3	13.4	35.7
Net change in provision for deferred income tax benefit (expense)	119.3	(2.4)	(3.9)	(7.8)	(6.1)	99.1

Balances at December 31, 2006	$830.7	$28.3	$(26.6)	$14.5	$—	$846.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16. Stockholders' Equity — (continued)

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized post-retirement benefit obligations	Accumulated other comprehensive income (loss)
	(in millions)
Balances at January 1, 2007	$830.7	$28.3	$(26.6)	$14.5	$846.9
Net change in unrealized gains on fixed maturities, available-for-sale	(991.4)	—	—	—	(991.4)
Net change in unrealized gains on equity securities, available-for-sale	(12.8)	—	—	—	(12.8)
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	68.4	—	—	—	68.4
Adjustments for assumed changes in amortization pattern	130.3	—	—	—	130.3
Net change in unrealized gains on derivative instruments	—	(25.7)	—	—	(25.7)
Change in net foreign currency translation adjustment	—	—	68.1	—	68.1
Change in unrecognized post-retirement benefit obligations	—	—	—	81.1	81.1
Net change in provision for deferred income tax benefit (expense)	277.7	11.6	(5.6)	(28.4)	255.3

Balances at December 31, 2007	302.9	14.2	35.9	67.2	420.2
Net change in unrealized gains on fixed maturities, available-for-sale	(8,037.9)	—	—	—	(8,037.9)
Net change in unrealized gains on equity securities, available-for-sale	(61.3)	—	—	—	(61.3)
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	27.2	—	—	—	27.2
Adjustments for assumed changes in amortization pattern	1,173.0	—	—	—	1,173.0
Adjustment for assumed changes in liability for policyholder benefits and claims	3.3	—	—	—	3.3
Net change in unrealized gains on derivative instruments	—	29.3	—	—	29.3
Change in net foreign currency translation adjustment	—	—	(227.0)	—	(227.0)
Effects of changing post-retirement benefit plan measurement date	—	—	—	(3.1)	(3.1)
Change in unrecognized post-retirement benefit obligations	—	—	—	(973.1)	(973.1)
Net change in provision for deferred income tax benefit (expense)	2,384.8	(6.3)	17.6	341.7	2,737.8

Balances at December 31, 2008	$(4,208.0)	$37.2	$(173.5)	$(567.3)	$(4,911.6)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16. Stockholders' Equity — (continued)

        The following table sets forth the adjustments necessary to avoid duplication of items that are included as part of net income for a year that had been part of other comprehensive income in prior years:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Unrealized losses on available-for-sale securities and derivative instruments arising during the year	$(4,466.9)	$(620.6)	$(187.9)
Adjustment for realized gains (losses) on available-for-sale securities and derivative instruments included in net income	(21.0)	78.7	19.0

Unrealized losses on available-for-sale securities and derivative instruments, as reported	$(4,487.9)	$(541.9)	$(168.9)

        The above table includes unrealized gains (losses) on available-for-sale securities and derivatives in cash flow hedge relationships net of adjustments related to DPAC, sales inducements, unearned revenue reserves, changes in policyholder benefits and claims and applicable income taxes.

Dividend Limitations

        Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2008 statutory results, Principal Life could pay approximately $651.3 million in stockholder dividends in 2009 without exceeding the statutory limitation.

17. Fair Value of Financial Instruments

        We use fair value measurements to record fair value of certain assets and liabilities and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value under SFAS No. 107, Disclosure About Fair Value of Financial Instruments ("SFAS 107"). We follow SFAS 157 to determine SFAS 107 fair value disclosure amounts. Certain financial instruments, particularly policyholder liabilities other than investment-type contracts, are excluded from these fair value disclosure requirements.

Valuation hierarchy

        SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). For SFAS 157 disclosures, SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels.

  •
  Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities primarily include exchange traded equity securities, mutual funds and highly liquid U.S. Treasury bonds.

  •
  Level 2 — Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Our Level 2 assets and liabilities primarily include fixed maturity securities (including public and private bonds), equity securities, over-the-counter derivatives and other investments for which public quotations are not available but that are priced by third-party pricing services or internal models using observable inputs.

  •
  Level 3 — Significant unobservable inputs for the asset or liability. Our Level 3 assets and liabilities include certain fixed maturity securities, private equity securities, complex derivatives and embedded derivatives that must be priced using broker quotes or other valuation methods that utilize significant unobservable inputs.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Fair Value of Financial Instruments — (continued)

Determination of fair value

        The following discussion describes the valuation methodologies used for assets and liabilities measured or disclosed at fair value. The techniques utilized in estimating the fair values of financial instruments are reliant on the assumptions used, including discount rates and estimates of the amount and timing of future cash flows. Care should be exercised in deriving conclusions about our business, its value or financial position based on the fair value information of financial instruments presented below.

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

Mortgage Loans

        Fair values of commercial and residential mortgage loans are determined by discounting the expected cash flows using market rates that are applicable to the yield, credit quality and maturity of each loan.

Policy Loans

        Fair values of policy loans are estimated by discounting expected cash flows using a risk-free rate based on the U.S. Treasury curve.

Other Investments

        Other investments reported at fair value primarily include seed money investments, for which the fair value is determined using the net asset value of the fund. The carrying amounts of other assets classified as other investments in the accompanying consolidated statements of financial position approximate their fair values.

Cash and Cash Equivalents

        Because of the nature of these assets, carrying amounts approximate fair values. Fair values of cash equivalents may be determined using public quotations, when available.

Securities Lending Collateral and Securities Lending Payable

        The carrying amounts of our securities lending cash collateral and securities lending payable approximate their fair value. During the third quarter of 2008, we decided to temporarily unwind the securities lending program due to a downturn in current economic conditions.

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

Short-Term Debt

        The carrying amount of short-term debt approximates its fair value because of the relatively short time between origination of the debt instrument and its maturity.

Long-Term Debt

        Fair values for debt issues are estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.

Separate Account Liabilities

        Fair values of separate account liabilities, excluding insurance-related elements, are estimated based on market assumptions around what a potential acquirer would pay for the associated block of business, including both the separate account assets and liabilities. As the applicable separate account assets are already reflected at fair value, any adjustment to the fair value of the block is an assumed adjustment to the separate account liabilities. To compute fair value, the separate account liabilities are originally set to equal separate account assets because these are pass-through contracts. The separate account liabilities are reduced by the amount of future fees expected to be collected that are intended to offset upfront acquisition costs already incurred that a potential acquirer would not have to pay. The estimated future fees are adjusted by an adverse deviation discount and the amount is then discounted at a risk-free rate as measured by the yield on U.S. Treasury securities at maturities aligned with the estimated timing of fee collection.

Other Liabilities

        Certain obligations reported in other liabilities include embedded derivatives to deliver underlying securities of structured investments to third parties. The fair value of the embedded derivatives is calculated based the value of the underlying securities utilizing the yield, credit quality and average maturity of each security.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Fair Value of Financial Instruments — (continued)

Assets and liabilities measured at fair value on a recurring basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of December 31, 2008
	Assets / (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale	$40,117.2	$126.7	$38,817.5	$1,173.0
Fixed maturities, trading	843.4	—	782.7	60.7
Equity securities, available-for-sale	242.7	176.4	10.1	56.2
Equity securities, trading	158.0	61.3	96.7	—
Net derivative assets and liabilities (1)	(261.3)	—	(95.1)	(166.2)
Other investments (2)	75.9	13.2	62.7	—
Cash equivalents (3)	1,807.9	656.3	1,151.6	—

Sub-total excluding separate account assets	42,983.8	1,033.9	40,826.2	1,123.7
Separate account assets	55,142.6	30,693.4	18,406.9	6,042.3

Total assets	$98,126.4	$31,727.3	$59,233.1	$7,166.0

Liabilities
Investment-type insurance contracts (4)	$(60.2)	$—	$—	$(60.2)
Other liabilities (4)	(109.3)	—	(5.5)	(103.8)

Total liabilities	$(169.5)	$—	$(5.5)	$(164.0)

(1)
The fair value of our derivative instruments classified as assets and liabilities at December 31, 2008, was $1,877.8 million and $2,139.1 million, respectively. Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities.

(2)
Primarily includes seed money investments reported at fair value.

(3)
Includes short-term investments with a maturity date of three months or less when purchased.

(4)
Includes bifurcated embedded derivatives that are reported at fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Fair Value of Financial Instruments — (continued)

Changes in Level 3 fair value measurements

        The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008, is as follows:

	For the year ended December 31, 2008
		Total realized/unrealized gains (losses)					Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset / (liability) balance as of January 1, 2008					Ending asset / (liability) balance as of December 31, 2008
				Purchases, sales, issuances and settlements
		Included in net income (1)	Included in other comprehensive income		Transfers in (out) of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale	$2,201.3	$(148.5)	$(507.8)	$(567.2)	$195.2	$1,173.0	$(116.7)
Fixed maturities, trading	92.3	(19.1)	—	(11.4)	(1.1)	60.7	(19.1)
Equity securities, available-for-sale	51.1	(41.5)	(12.1)	20.7	38.0	56.2	(35.3)
Net derivative assets and liabilities	(8.0)	(125.3)	(23.9)	(9.0)	—	(166.2)	(130.5)
Separate account assets	7,313.2	(958.9)	1.0	(209.5)	(103.5)	6,042.3	(944.1)
Liabilities
Investment-type insurance contracts	(49.3)	(58.4)	(0.1)	47.6	—	(60.2)	(70.4)
Other liabilities (2)	(155.6)	—	70.0	(18.2)	—	(103.8)	—

(1)
Both realized gains (losses) and mark-to-market unrealized gains (losses) for the year ended December 31, 2008, are generally reported in net realized capital gains (losses) within the consolidated statements of operations. Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities.

(2)
Certain embedded derivatives reported in other liabilities are part of a cash flow hedge, with the effective portion of the unrealized gains (losses) recorded in accumulated other comprehensive income.

Assets and liabilities measured at fair value on a nonrecurring basis

        Certain assets are measured at fair value on a nonrecurring basis. During 2008, mortgage servicing rights with an aggregate cost of $14.9 million had been written down to fair value of $13.4 million, resulting in a charge of $1.5 million that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

Transition

        In connection with our adoption of SFAS 157 on January 1, 2008, we recorded a $13.0 million pre-tax gain in net realized capital gains (losses) resulting from the incorporation of our own creditworthiness and additional risk margins in the valuation of certain embedded derivatives recorded at fair value.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Fair Value of Financial Instruments — (continued)

SFAS 107 disclosures

        The carrying amounts and estimated fair values of our financial instruments were as follows:

	December 31,
	2008		2007
	Carrying amount	Fair value	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$40,117.2	$40,117.2	$46,738.9	$46,738.9
Fixed maturities, trading	843.4	843.4	529.3	529.3
Equity securities, available-for-sale	242.7	242.7	316.4	316.4
Equity securities, trading	158.0	158.0	269.8	269.8
Net derivative assets and liabilities	(261.3)	(261.3)	468.4	468.4
Mortgage loans	13,113.6	13,350.5	12,659.6	13,391.2
Policy loans	896.4	1,134.7	869.9	956.5
Other investments	437.8	437.8	437.7	437.7
Cash and cash equivalents	2,608.0	2,608.0	1,344.4	1,344.4
Securities lending collateral	—	—	622.7	622.7
Separate account assets	55,142.6	55,142.6	80,486.8	80,486.8
Investment-type insurance contracts	(39,732.9)	(36,279.7)	(37,390.5)	(36,629.6)
Short-term debt	(500.9)	(500.9)	(290.8)	(290.8)
Long-term debt	(1,290.5)	(1,096.1)	(1,398.8)	(1,423.6)
Separate account liabilities	(49,256.5)	(48,172.1)	(72,394.2)	(71,111.3)
Other liabilities	(109.3)	(109.3)	(166.2)	(166.2)
Securities lending payable	—	—	(622.7)	(622.7)

18. Statutory Insurance Financial Information

        Principal Life, the largest indirect subsidiary of PFG, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the "State of Iowa"). The State of Iowa recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual has been adopted as a component of prescribed practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices. Our use of prescribed and permitted statutory accounting practices has resulted in higher statutory surplus of $387.4 million relative to the accounting practices and procedures of the NAIC primarily due to a state prescribed practice associated with reinsurance of our univeral life "secondary" or "no lapse" guarantee provisions. Statutory accounting practices differ from U.S. GAAP primarily due to charging policy acquisition costs to expense as incurred, establishing reserves using different actuarial assumptions, valuing investments on a different basis and not admitting certain assets, including certain net deferred income tax assets.

        Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2008, Principal Life meets the minimum RBC requirements.

        Statutory net income and statutory surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2008	2007	2006
	(in millions)
Statutory net income	$83.3	$540.2	$684.9
Statutory surplus	4,807.7	3,695.0	3,596.1

19. Segment Information

        We provide financial products and services through the following segments: U.S. Asset Accumulation, Global Asset Management, International Asset Management and Accumulation and Life and Health Insurance. In addition, there is a

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19. Segment Information — (continued)

Corporate segment. The segments are managed and reported separately because they provide different products and services, have different strategies or have different markets and distribution channels.

        The U.S. Asset Accumulation segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals.

        The Global Asset Management segment provides asset management services to our asset accumulation business, our life and health insurance operations, the Corporate segment and third-party clients.

        The International Asset Management and Accumulation segment consists of Principal International, which has operations in Brazil, Chile, China, Hong Kong Special Administrative Region, India, Indonesia, Malaysia, Mexico and Singapore. We focus on countries with large middle classes, favorable demographics and growing long-term savings with defined contribution markets. We entered these countries through acquisitions, start-up operations and joint ventures.

        The Life and Health insurance segment provides individual life insurance, group health insurance and specialty benefits, which consists of group dental and vision insurance, individual and group disability insurance and group life insurance, throughout the United States.

        The Corporate segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including interest expense), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items.

        Management uses segment operating earnings in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized capital gains (losses), as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized capital gains (losses), as adjusted, are net of income taxes, related changes in the amortization pattern of DPAC and sales inducements, recognition of deferred front-end fee revenues for sales charges on retirement products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues. Net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on non-hedge derivative instruments and exclude certain market value adjustments of embedded derivatives. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues and revenue from our terminated commercial mortgage securities issuance operation. Segment operating revenues include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

        The accounting policies of the segments are consistent with the accounting policies for the consolidated financial statements, with the exception of income tax allocation. The Corporate segment functions to absorb the risk inherent in interpreting and applying tax law. The segments are allocated tax adjustments consistent with the positions we took on tax returns. The Corporate segment results reflect any differences between the tax returns and the estimated resolution of any disputes.

        The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	December 31,
	2008	2007
	(in millions)
Assets:
U.S. Asset Accumulation	$100,468.8	$126,131.1
Global Asset Management	1,320.6	1,438.9
International Asset Management and Accumulation	7,878.4	9,350.5
Life and Health Insurance	14,526.2	14,816.6
Corporate	3,988.4	2,783.1

Total consolidated assets	$128,182.4	$154,520.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19. Segment Information — (continued)

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Operating revenues by segment:
U.S. Asset Accumulation	$4,798.4	$5,150.2	$4,107.0
Global Asset Management	598.5	572.9	427.5
International Asset Management and Accumulation	849.0	796.3	605.4
Life and Health Insurance	4,682.0	4,857.1	4,736.2
Corporate	(202.8)	(156.8)	(110.9)

Total segment operating revenues	10,725.1	11,219.7	9,765.2
Add:
Net realized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(757.0)	(343.0)	44.2
Terminated commercial mortgage securities issuance operation	(32.2)	30.1	60.6
Subtract:
Operating revenues from discontinued real estate investments	—	0.3	(3.1)

Total revenues per consolidated statements of operations	$9,935.9	$10,906.5	$9,873.1

Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Accumulation	$531.3	$655.8	$542.6
Global Asset Management	94.4	102.8	73.8
International Asset Management and Accumulation	126.3	110.7	71.8
Life and Health Insurance	270.4	221.1	282.5
Corporate	(79.7)	(37.7)	(27.3)

Total segment operating earnings, net of related income taxes	942.7	1,052.7	943.4
Net realized capital gains (losses), as adjusted (1)	(505.3)	(229.7)	18.0
Other after-tax adjustments (2)	(12.3)	4.3	69.9

Net income available to common stockholders per consolidated statements of operations	$425.1	$827.3	$1,031.3

(1)
Net realized capital gains (losses), as adjusted, is derived as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$(694.1)	$(328.8)	$44.7
Periodic settlements and accruals on non-hedge derivatives (3)	(59.0)	(18.9)	—
Certain market value adjustments to fee revenues	(3.9)	(4.0)	(1.3)
Recognition of front-end fee revenues	—	8.7	0.8

Net realized capital gains (losses), net of related revenue adjustments	(757.0)	(343.0)	44.2
Amortization of deferred policy acquisition and sales inducement costs related to net realized capital gains (losses)	(47.2)	10.4	5.4
Capital (gains) losses distributed	50.3	(11.0)	(11.8)
Certain market value adjustments of embedded derivatives	(9.5)	—	—
Minority interest capital (gains) losses	0.9	(11.6)	(7.7)
Income tax effect	257.2	125.5	(12.1)

Net realized capital gains (losses), as adjusted	$(505.3)	$(229.7)	$18.0

(2)
In 2008, other after-tax adjustments of $(12.3) million included (1) the negative effect of losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19. Segment Information — (continued)

  discontinued operations accounting treatment under U.S. GAAP ($28.1 million) and (2) the positive effect of: (a) tax refinements related to prior years ($8.2 million) and (b) a change in an estimated loss related to a prior year legal contingency ($7.6 million).

  In 2007, other after-tax adjustments of $4.3 million included (1) the positive effect of: (a) a gain on sale of a real estate property that qualifies for discontinued operations treatment ($20.0 million) and (b) gains associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operation accounting treatment under U.S. GAAP ($5.7 million) and (2) the negative effect of tax refinements related to prior years ($21.4 million).

  In 2006, other after-tax adjustments of $69.9 million included (1) the positive effect of: (a) gain on sales of real estate properties that qualify for discontinued operations treatment ($30.9 million); (b) gains associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP ($28.7 million) and (c) a favorable court ruling on a contested IRS issue for 1991 and later years ($18.8 million) and (2) the negative effect from a contribution to the Principal Financial Group, Inc. Foundation ($8.5 million).

(3)
The amounts in periods prior to 2007 were not material.

        The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Income tax expense (benefit) by segment:
U.S. Asset Accumulation	$138.2	$171.7	$131.5
Global Asset Management	50.9	55.7	39.0
International Asset Management and Accumulation	(14.5)	17.5	(10.0)
Life and Health Insurance	132.2	106.2	142.3
Corporate	(42.9)	(31.3)	(21.7)

Total segment income taxes from operating earnings	263.9	319.8	281.1
Add:
Tax expense (benefit) related to net realized capital gains (losses), as adjusted	(257.2)	(125.5)	12.1
Tax expense (benefit) related to other after-tax adjustments	4.1	10.9	(13.9)
Tax expense (benefit) related to terminated commercial mortgage securities issuance operation	(15.3)	3.0	15.5
Subtract:
Income tax expense (benefit) from discontinued real estate	—	0.1	(1.1)

Total income tax expense (benefit) per consolidated statements of operations	$(4.5)	$208.1	$295.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19. Segment Information — (continued)

        The following table summarizes operating revenues for our products and services:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
U.S. Asset Accumulation:
Full-service accumulation	$1,400.8	$1,595.0	$1,383.6
Principal Funds	633.3	686.7	344.9
Individual annuities	1,017.1	799.8	582.8
Bank and trust services	74.4	66.8	53.0
Eliminations	(177.1)	(163.8)	(168.8)

Total Accumulation	2,948.5	2,984.5	2,195.5
Investment only	1,138.0	1,179.2	1,080.7
Full-service payout	711.9	986.5	830.8

Total Guaranteed	1,849.9	2,165.7	1,911.5

Total U.S. Asset Accumulation	4,798.4	5,150.2	4,107.0
Global Asset Management (1)	598.5	572.9	427.5
International Asset Management and Accumulation	849.0	796.3	605.4
Life and Health Insurance:
Individual life insurance	1,393.4	1,370.1	1,344.7
Health insurance	1,790.5	2,018.4	2,077.7
Specialty benefits insurance	1,500.2	1,471.2	1,316.0
Eliminations	(2.1)	(2.6)	(2.2)

Total Life and Health Insurance	4,682.0	4,857.1	4,736.2
Corporate	(202.8)	(156.8)	(110.9)

Total operating revenues	$10,725.1	$11,219.7	$9,765.2

Total operating revenues	$10,725.1	$11,219.7	$9,765.2
Add:
Net realized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(757.0)	(343.0)	44.2
Terminated commercial mortgage securities issuance operation	(32.2)	30.1	60.6
Subtract:
Operating revenues from discontinued real estate investments	—	0.3	(3.1)

Total revenues per consolidated statements of operations	$9,935.9	$10,906.5	$9,873.1

(1)
Reflects inter-segment revenues of $225.0 million, $229.2 million and $169.0 million in 2008, 2007 and 2006, respectively. These revenues are eliminated within the Corporate segment.

20. Stock-Based Compensation Plans

        As of December 31, 2008, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan ("Stock-Based Compensation Plans"). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the 2005 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

        As of December 31, 2008, the maximum number of new shares of common stock that were available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 16.5 million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Stock-Based Compensation Plans — (continued)

        For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for the Stock-Based Compensation Plans is as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Compensation cost	$31.7	$65.2	$65.5
Related income tax benefit	10.0	21.5	21.3
Capitalized as part of an asset	4.7	4.0	3.4

Nonqualified Stock Options

        Nonqualified stock options were granted to certain employees under the 2005 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding under the 2005 Stock Incentive Plan and the Stock Incentive Plan were granted at an exercise price equal to the fair market value of our common stock on the date of grant, and expire ten years after the grant date. These options have graded or cliff vesting over a three-year period, except in the case of approved retirement. Total options granted under the 2005 Stock Incentive Plan and the Stock Incentive Plan were 1.6 million, 1.8 million and 2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Nonqualified stock options granted under the Directors stock plans have an exercise price equal to the fair market value of our common stock on the date of the grant and a contractual term equal to the earlier of five years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Beginning with the 2003 grant, options become exercisable in four approximately equal installments on the three, six and nine month anniversaries of the grant date, and on the date that the Director's full term of office expires. There were no options granted during the years ended December 31, 2008, 2007 and 2006.

        The following is a summary of the status of all of our stock option plans for the year ended December 31, 2008:

	Number of options	Weighted- average exercise price	Intrinsic Value
	(in millions)		(in millions)
Options outstanding at January 1, 2008	8.8	$43.31
Granted	1.6	59.81
Exercised	0.2	36.47
Canceled	0.1	53.86

Options outstanding at December 31, 2008	10.1	$45.96	$0.1

Options vested or expected to vest at December 31, 2008	9.7	$45.48	$0.1

Options exercisable at December 31, 2008	6.8	$39.74	$0.1

        The total intrinsic value of stock options exercised was $3.7 million, $40.1 million and $32.8 million during 2008, 2007, and 2006, respectively.

        The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2008:

Range of exercise prices	Number of options outstanding	Weighted-average remaining contractual life
	(in millions)
$22.33 – $32.80	1.4	3
$32.81 – $43.27	3.6	6
$43.28 – $53.75	1.9	7
$53.76 – $64.22	3.2	9

$22.33 – $64.22	10.1	7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Stock-Based Compensation Plans — (continued)

        The weighted-average remaining contractual lives for stock options exercisable is approximately 6 years as of December 31, 2008.

        The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2008	2007	2006
Expected volatility	25.4%	23.6%	16.2%

Expected term (in years)	6	6	6

Risk-free interest rate	3.1%	4.6%	4.6%

Dividend yield	1.51%	1.28%	1.32%

Weighted average estimated fair value	$15.41	$17.98	$11.41

        We previously determined expected volatility for stock options granted based on, among other factors, historical volatility using monthly price observations. Beginning with stock options granted in 2007, we determine expected volatility based on, among other factors, historical volatility using daily price observations. We believe that daily price observations provide a better estimate of expected fluctuations in our stock price over the expected term of stock options granted. The expected term represents the period of time that options granted are expected to be outstanding. We previously determined expected term based on the simplified method as described by the SEC. Beginning with stock options granted in 2008, we determine expected term using historical exercise and employee termination data as we believe we now have sufficient data to provide a reasonable basis on which to estimate expected term. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The dividend yield is based on historical dividend distributions compared to the closing price of our common shares on the grant date.

        As of December 31, 2008, there were $11.5 million of total unrecognized compensations costs related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

        Cash received from stock options exercised under these share-based payment arrangements during 2008, 2007 and 2006 was $7.8 million, $41.9 million and $37.7 million, respectively. The actual tax benefits realized for the tax deductions for option exercise of the share-based payment arrangements during 2008, 2007 and 2006 was $3.0 million, $12.0 million and $12.7 million, respectively.

  Performance Share Awards

        Beginning in 2006, we granted performance share awards to certain employees under the 2005 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of an approved retirement) and our performance against three-year goals set at the beginning of the performance period. A return on equity objective and an earnings per share objective must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards. Total performance share awards granted were 0.3 million, 0.3 million and 0.4 million in 2008, 2007 and 2006, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Stock-Based Compensation Plans — (continued)

        The following is a summary of activity for the nonvested performance share awards for the year ended December 31, 2008:

	Number of performance share awards	Weighted-average grant-date fair value
	(in millions)
Nonvested performance share awards at January 1, 2008	0.7	$55.41
Granted	0.3	56.79
Forfeited	0.1	58.04

Nonvested performance share awards at December 31, 2008	0.9	$55.73

        Performance share awards above represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 200% of the initial target awards.

        The fair value of performance share awards is determined based on the closing stock price of our shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2008, 2007 and 2006 were $56.79, $62.73 and $49.40, respectively.

        As of December 31, 2008, there were no unrecognized compensation costs related to nonvested performance share awards granted.

        Because no performance share awards vested or were paid out, the intrinsic value of performance share awards vested and the actual tax benefits realized for tax deductions for performance share award payouts were $0.0 million in 2008, 2007 and 2006.

Restricted Stock Units

        We issue restricted stock units under the 2005 Stock Incentive Plan, 2005 Directors Stock Plan, Stock Incentive Plan, and Directors Stock Plan. Restricted stock units are treated as an equity award. There is no maximum contractual term on these awards. In 2008, 2007, and 2006, 0.8 million, 0.4 million and 0.2 million restricted stock units were granted, respectively.

        Restricted stock units were issued to certain employees and agents pursuant to the Stock Incentive Plan and 2005 Stock Incentive Plan. Under these plans, awards have graded or cliff vesting over a three-year service period. When service for PFG ceases (except in the case of an approved retirement), all vesting stops and unvested units are forfeited.

        Beginning in 2005, pursuant to the 2005 Directors Stock Plan, restricted stock units are now granted to each non-employee director in office immediately following each annual meeting of stockholders and, at the discretion of the Nominating and Governance Committee, to each person who becomes a member of the Board other than on the date of the annual meeting of stockholders. Prior to this time, awards of restricted stock units were granted pursuant to the Directors Stock Plan on the date of each Board member's election or re-election date. Under the 2005 Directors Stock Plan, awards are granted on an annual basis and cliff vest after a one-year service period. Awards under the prior plan had graded vesting over a three-year service period and are fully vested. When service to PFG ceases, all vesting stops and unvested units are forfeited.

        The following is a summary of activity for the nonvested restricted stock units in 2008:

	Number of restricted stock units	Weighted-average grant-date fair value
	(in millions)
Nonvested restricted stock units at January 1, 2008	0.8	$51.11
Granted	0.8	57.76
Vested	0.5	45.07

Nonvested restricted stock units at December 31, 2008	1.1	$58.15

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Stock-Based Compensation Plans — (continued)

        The total intrinsic value of restricted stock units vested was $26.3 million, $24.2 million and $16.7 million during 2008, 2007 and 2006, respectively.

        The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2008, 2007 and 2006 was $57.76, $61.38 and $50.42, respectively.

        As of December 31, 2008, there were $30.3 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

        The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2008, 2007 and 2006 was $6.2 million, $6.5 million and $5.4 million, respectively.

Employee Stock Purchase Plan

        Under our Employee Stock Purchase Plan, participating employees had the opportunity to purchase shares of our common stock on a quarterly basis through 2008. Beginning in 2009, participating employees have the opportunity to purchase shares of our common stock on a semi-annual basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares' fair market value as of the beginning or end of the purchase period, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.8 million, 0.6 million and 0.7 million shares during 2008, 2007, and 2006, respectively.

        We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $6.56, $10.45 and $10.39 during 2008, 2007 and 2006, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $5.1 million, $6.5 million and $6.9 million during 2008, 2007 and 2006, respectively.

        Cash received from shares issued under these share-based payment arrangements for 2008, 2007 and 2006 was $28.8 million, $31.7 million and $28.5 million, respectively. The actual tax benefits realized for the tax deductions for the settlement of the share-based payment arrangements for 2008, 2007 and 2006 was $0.7 million, $1.0 million and $0.8 million, respectively.

        The maximum number of shares of common stock that we may issue under the Employee Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of our initial public offering. As of December 31, 2008, a total of 1.9 million of new shares are available to be made issuable by us for this plan.

Long-Term Performance Plan

        We also maintain the Long-Term Performance Plan, which provides the opportunity for eligible executives to receive additional awards if specified minimum corporate performance objectives are achieved over a three-year period. This plan utilizes stock as an option for payment and is treated as a liability award during vesting and a liability award or equity award subsequent to vesting, based on the participant payment election. Effective with stockholder approval of the 2005 Stock Incentive Plan, no further grants will be made under the Long-Term Performance Plan, and any future awards paid under the Long-Term Performance Plan will be issued under the 2005 Stock Incentive Plan. As of December 31, 2005, all awards under this plan were fully vested and no awards were granted under this plan in 2008, 2007 and 2006. There is no maximum contractual term on these awards.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Stock-Based Compensation Plans — (continued)

        The fair value of Long-Term Performance Plan liability units is determined as of each reporting period based on the Black-Scholes option pricing model that uses the assumptions noted in the following table:

	For the year ended December 31,
Long-Term Performance Plan	2008	2007	2006
Expected volatility	104.1%	25.2%	11.2%

Expected term (in years)	1	2	2

Risk-free interest rate	0.5%	3.2%	4.8%

Dividend yield	—%	—%	—%

        The amount of cash used to settle Long-Term Performance Plan units granted was $2.7 million, $2.9 million and $10.8 million for 2008, 2007 and 2006, respectively. The total intrinsic value of Long-Term Performance Plan units settled was $4.3 million, $3.0 million and $11.2 million during 2008, 2007 and 2006, respectively.

21. Earnings Per Common Share

        The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$458.1	$840.1	$1,035.4
Subtract:
Preferred stock dividends	33.0	33.0	33.0

Income from continuing operations available to common stockholders, net of related income taxes	$425.1	$807.1	$1,002.4

Weighted-average shares outstanding:
Basic	259.3	265.4	272.9
Dilutive effects:
Stock options	1.1	2.3	2.0
Performance share awards	0.4	—	—
Restricted stock units	0.3	0.4	0.6

Diluted	261.1	268.1	275.5

Income from continuing operations per common share:
Basic	$1.64	$3.04	$3.67

Diluted	$1.63	$3.01	$3.64

        The calculation of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22. Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations for 2008 and 2007:

	For the three months ended
	December 31	September 30	June 30	March 31
	(in millions, except per share data)
2008
Total revenues	$2,279.2	$2,497.8	$2,658.2	$2,500.7
Total expenses	2,339.7	2,401.7	2,452.2	2,288.7
Income from continuing operations, net of related income taxes	0.8	98.3	176.6	182.4
Preferred stock dividends	8.3	8.2	8.3	8.2
Net income (loss) available to common stockholders	(7.5)	90.1	168.3	174.2
Basic earnings (loss) per common share for income from continuing operations, net of related income taxes	(0.03)	0.35	0.65	0.67
Basic earnings (loss) per common share for net income available to common stockholders	(0.03)	0.35	0.65	0.67
Diluted earnings (loss) per common share for income from continuing operations, net of related income taxes	(0.03)	0.35	0.64	0.67
Diluted earnings (loss) per common share for net income available to common stockholders	(0.03)	0.35	0.64	0.67
2007
Total revenues	$2,564.1	$2,849.6	$2,831.8	$2,661.0
Total expenses	2,594.5	2,518.0	2,419.1	2,326.7
Income from continuing operations, net of related income taxes	21.8	240.7	312.3	265.3
Income (loss) from discontinued operations, net of related income taxes	20.6	(0.2)	(0.2)	—
Preferred stock dividends	8.3	8.2	8.3	8.2
Net income available to common stockholders	34.1	232.3	303.8	257.1
Basic earnings per common share for income from continuing operations, net of related income taxes	0.05	0.88	1.14	0.96
Basic earnings per common share for net income available to common stockholders	0.13	0.88	1.14	0.96
Diluted earnings per share for income from continuing operations, net of related income taxes	0.05	0.87	1.12	0.95
Diluted earnings per common share for net income available to common stockholders	0.13	0.87	1.12	0.95

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

        The following tables set forth condensed consolidating financial information of Principal Life and PFG as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006.

Condensed Consolidating Statements of Financial Position
December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$36,100.6	$4,509.1	$(492.5)	$40,117.2
Fixed maturities, trading	—	732.3	111.1	—	843.4
Equity securities, available-for-sale	—	234.2	8.5	—	242.7
Equity securities, trading	—	0.4	157.6	—	158.0
Mortgage loans	—	10,961.8	2,586.9	(435.1)	13,113.6
Real estate	—	20.1	899.3	—	919.4
Policy loans	—	881.4	15.0	—	896.4
Investment in unconsolidated entities	3,101.8	2,811.0	(497.7)	(4,995.7)	419.4
Other investments	5.5	2,431.9	734.8	(775.0)	2,397.2
Cash and cash equivalents	(2.0)	1,598.6	1,192.3	(180.9)	2,608.0
Accrued investment income	—	701.3	55.2	(5.8)	750.7
Premiums due and other receivables	0.9	819.6	153.5	14.1	988.1
Deferred policy acquisition costs	—	3,970.1	182.9	—	4,153.0
Property and equipment	—	447.1	71.1	—	518.2
Goodwill	—	96.7	278.8	—	375.5
Other intangibles	—	35.7	889.6	—	925.3
Separate account assets	—	51,069.1	4,073.5	—	55,142.6
Other assets	27.0	570.6	530.9	2,485.2	3,613.7

Total assets	$3,133.2	$113,482.5	$15,952.4	$(4,385.7)	$128,182.4

Liabilities
Contractholder funds	$—	$43,298.3	$40.2	$(251.9)	$43,086.6
Future policy benefits and claims	—	15,979.0	2,526.0	(10.8)	18,494.2
Other policyholder funds	—	517.9	18.3	—	536.2
Short-term debt	—	—	500.9	—	500.9
Long-term debt	601.8	99.5	1,296.8	(707.6)	1,290.5
Income taxes currently payable	(9.1)	(322.5)	26.0	307.5	1.9
Deferred income taxes	(39.4)	(2,352.0)	132.2	2,362.0	102.8
Separate account liabilities	—	51,069.1	4,073.5	—	55,142.6
Other liabilities	107.1	3,143.2	4,236.7	(933.1)	6,553.9

Total liabilities	660.4	111,432.5	12,850.6	766.1	125,709.6
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	2.5	—	(2.5)	3.9
Additional paid-in capital	8,376.5	5,626.6	7,797.7	(13,424.3)	8,376.5
Retained earnings	3,722.5	1,158.5	150.8	(1,309.3)	3,722.5
Accumulated other comprehensive income (loss)	(4,911.6)	(4,737.6)	(4,846.7)	9,584.3	(4,911.6)
Treasury stock, at cost	(4,718.6)	—	—	—	(4,718.6)

Total stockholders' equity	2,472.8	2,050.0	3,101.8	(5,151.8)	2,472.8

Total liabilities and stockholders' equity	$3,133.2	$113,482.5	$15,952.4	$(4,385.7)	$128,182.4

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,976.1	$233.1	$—	$4,209.2
Fees and other revenues	—	1,458.2	1,400.0	(431.7)	2,426.5
Net investment income (loss)	(0.3)	3,251.4	713.8	29.4	3,994.3
Net realized capital losses	(1.8)	(389.0)	(394.4)	91.1	(694.1)

Total revenues	(2.1)	8,296.7	1,952.5	(311.2)	9,935.9
Expenses
Benefits, claims and settlement expenses	—	5,636.6	599.0	(15.7)	6,219.9
Dividends to policyholders	—	267.3	—	—	267.3
Operating expenses	48.0	2,056.8	1,265.6	(375.3)	2,995.1

Total expenses	48.0	7,960.7	1,864.6	(391.0)	9,482.3

Income (loss) from continuing operations before income taxes	(50.1)	336.0	87.9	79.8	453.6
Income taxes (benefits)	(20.0)	41.7	(22.9)	(3.3)	(4.5)
Equity in the net income of subsidiaries	488.2	108.8	377.4	(974.4)	—

Net income	458.1	403.1	488.2	(891.3)	458.1
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$425.1	$403.1	$488.2	$(891.3)	$425.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$4,360.6	$273.5	$—	$4,634.1
Fees and other revenues	—	1,610.3	1,443.1	(418.7)	2,634.7
Net investment income	6.8	3,300.2	686.1	(26.6)	3,966.5
Net realized capital gains (losses)	—	(390.8)	46.5	15.5	(328.8)

Total revenues	6.8	8,880.3	2,449.2	(429.8)	10,906.5
Expenses
Benefits, claims and settlement expenses	—	5,911.9	539.4	(16.0)	6,435.3
Dividends to policyholders	—	293.8	—	—	293.8
Operating expenses	48.2	2,113.9	1,340.2	(373.1)	3,129.2

Total expenses	48.2	8,319.6	1,879.6	(389.1)	9,858.3

Income (loss) from continuing operations before income taxes	(41.4)	560.7	569.6	(40.7)	1,048.2
Income taxes (benefits)	(17.4)	116.4	114.0	(4.9)	208.1
Equity in the net income of subsidiaries, excluding discontinued operations	864.1	296.8	408.5	(1,569.4)	—

Income from continuing operations, net of related income taxes	840.1	741.1	864.1	(1,605.2)	840.1
Income from discontinued operations, net of related income taxes	20.2	—	20.2	(20.2)	20.2

Net income	860.3	741.1	884.3	(1,625.4)	860.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$827.3	$741.1	$884.3	$(1,625.4)	$827.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$4,043.9	$261.4	$—	$4,305.3
Fees and other revenues	—	1,316.9	965.7	(380.1)	1,902.5
Net investment income	11.9	3,124.6	507.6	(23.5)	3,620.6
Net realized capital gains (losses)	—	(84.0)	134.3	(5.6)	44.7

Total revenues	11.9	8,401.4	1,869.0	(409.2)	9,873.1
Expenses
Benefits, claims and settlement expenses	—	5,298.4	409.4	(15.4)	5,692.4
Dividends to policyholders	—	290.7	—	—	290.7
Operating expenses	18.2	1,932.9	937.7	(330.1)	2,558.7

Total expenses	18.2	7,522.0	1,347.1	(345.5)	8,541.8

Income (loss) from continuing operations before income taxes	(6.3)	879.4	521.9	(63.7)	1,331.3
Income taxes (benefits)	(2.2)	203.0	93.0	2.1	295.9
Equity in the net income of subsidiaries, excluding discontinued operations	1,039.5	270.6	610.6	(1,920.7)	—

Income from continuing operations, net of related income taxes	1,035.4	947.0	1,039.5	(1,986.5)	1,035.4
Income from discontinued operations, net of related income taxes	28.9	30.6	28.9	(59.5)	28.9

Net income	1,064.3	977.6	1,068.4	(2,046.0)	1,064.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$1,031.3	$977.6	$1,068.4	$(2,046.0)	$1,031.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(60.2)	$1,805.9	$525.9	$(46.8)	$2,224.8
Investing activities
Available-for-sale securities:
Purchases	—	(5,783.4)	(753.5)	(68.9)	(6,605.8)
Sales	—	1,084.6	258.9	—	1,343.5
Maturities	—	2,982.8	225.1	—	3,207.9
Mortgage loans acquired or originated	—	(3,479.5)	(189.6)	184.2	(3,484.9)
Mortgage loans sold or repaid	—	2,781.9	186.9	(66.8)	2,902.0
Real estate acquired	—	(0.8)	(32.5)	—	(33.3)
Real estate sold	—	—	70.6	—	70.6
Net purchases of property and equipment	—	(75.3)	(29.7)	—	(105.0)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(20.3)	—	(20.3)
Dividends received from unconsolidated entities	181.1	17.6	7.5	(206.2)	—
Net change in other investments	—	(213.8)	5.0	16.9	(191.9)

Net cash provided by (used in) investing activities	$181.1	$(2,685.9)	$(271.6)	$(140.8)	$(2,917.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$36.4	$—	$—	$—	$36.4
Acquisition of treasury stock	(6.4)	—	—	—	(6.4)
Proceeds from financing element derivatives	—	142.2	—	—	142.2
Payments for financing element derivatives	—	(114.6)	—	—	(114.6)
Excess tax benefits from share-based payment arrangements	—	0.8	2.3	—	3.1
Dividends to common stockholders	(116.7)	—	—	—	(116.7)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	119.4	(111.5)	7.9
Principal repayments of long-term debt	—	—	(110.5)	27.2	(83.3)
Net proceeds of short-term borrowings	—	—	216.0	1.4	217.4
Dividends paid to parent	—	(7.5)	(198.7)	206.2	—
Investment contract deposits	—	11,349.0	—	—	11,349.0
Investment contract withdrawals	—	(9,813.7)	—	—	(9,813.7)
Net increase in banking operation deposits	—	—	373.1	—	373.1
Other	—	(5.4)	—	—	(5.4)

Net cash provided by (used in) financing activities	(119.7)	1,550.8	401.6	123.3	1,956.0
Net increase in cash and cash equivalents	1.2	670.8	655.9	(64.3)	1,263.6
Cash and cash equivalents at beginning of year	(3.2)	927.8	536.4	(116.6)	1,344.4

Cash and cash equivalents at end of year	$(2.0)	$1,598.6	$1,192.3	$(180.9)	$2,608.0

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

        On June 11, 2008, our shelf registration statement was filed with the SEC and became effective. The shelf registration replaces the shelf registration that had been in effect since June 2004, as it was scheduled to expire in the fourth quarter of 2008. Under our current shelf registration, we have the ability to issue unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, Principal Financial Services, Inc. ("PFS"), may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration statement.

        The following tables set forth condensed consolidating financial information of PFS and PFG as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006.

Condensed Consolidating Statements of Financial Position
December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$40,117.2	$—	$40,117.2
Fixed maturities, trading	—	—	843.4	—	843.4
Equity securities, available-for-sale	—	—	242.7	—	242.7
Equity securities, trading	—	—	158.0	—	158.0
Mortgage loans	—	—	13,113.6	—	13,113.6
Real estate	—	—	919.4	—	919.4
Policy loans	—	—	896.4	—	896.4
Investment in unconsolidated entities	3,101.8	3,845.7	419.2	(6,947.3)	419.4
Other investments	5.5	129.4	2,340.1	(77.8)	2,397.2
Cash and cash equivalents	(2.0)	546.0	2,728.5	(664.5)	2,608.0
Accrued investment income	—	—	750.7	—	750.7
Premiums due and other receivables	0.9	6.7	980.8	(0.3)	988.1
Deferred policy acquisition costs	—	—	4,153.0	—	4,153.0
Property and equipment	—	—	518.2	—	518.2
Goodwill	—	—	375.5	—	375.5
Other intangibles	—	—	925.3	—	925.3
Separate account assets	—	—	55,142.6	—	55,142.6
Other assets	27.0	64.4	3,506.2	16.1	3,613.7

Total assets	$3,133.2	$4,592.2	$128,130.8	$(7,673.8)	$128,182.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position (continued)
December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Liabilities
Contractholder funds	$—	$—	$43,086.6	$—	$43,086.6
Future policy benefits and claims	—	—	18,494.2	—	18,494.2
Other policyholder funds	—	—	536.2	—	536.2
Short-term debt	—	482.3	309.8	(291.2)	500.9
Long-term debt	601.8	454.9	233.8	—	1,290.5
Income taxes currently payable	(9.1)	(7.0)	12.1	5.9	1.9
Deferred income taxes	(39.4)	(10.5)	126.9	25.8	102.8
Separate account liabilities	—	—	55,142.6	—	55,142.6
Other liabilities	107.1	570.7	6,342.9	(466.8)	6,553.9

Total liabilities	660.4	1,490.4	124,285.1	(726.3)	125,709.6
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	—	17.8	(17.8)	3.9
Additional paid-in capital	8,376.5	7,797.7	7,178.2	(14,975.9)	8,376.5
Retained earnings	3,722.5	150.8	1,494.4	(1,645.2)	3,722.5
Accumulated other comprehensive income (loss)	(4,911.6)	(4,846.7)	(4,842.7)	9,689.4	(4,911.6)
Treasury stock, at cost	(4,718.6)	—	(2.0)	2.0	(4,718.6)

Total stockholders' equity	2,472.8	3,101.8	3,845.7	(6,947.5)	2,472.8

Total liabilities and stockholders' equity	$3,133.2	$4,592.2	$128,130.8	$(7,673.8)	$128,182.4

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$4,209.2	$—	$4,209.2
Fees and other revenues	—	0.1	2,441.1	(14.7)	2,426.5
Net investment income (loss)	(0.3)	(2.3)	3,996.9	—	3,994.3
Net realized capital losses	(1.8)	(0.5)	(691.7)	(0.1)	(694.1)

Total revenues	(2.1)	(2.7)	9,955.5	(14.8)	9,935.9
Expenses
Benefits, claims and settlement expenses	—	—	6,219.9	—	6,219.9
Dividends to policyholders	—	—	267.3	—	267.3
Operating expenses	48.0	44.6	2,917.3	(14.8)	2,995.1

Total expenses	48.0	44.6	9,404.5	(14.8)	9,482.3

Income (loss) from continuing operations before income taxes	(50.1)	(47.3)	551.0	—	453.6
Income taxes (benefits)	(20.0)	(33.5)	49.0	—	(4.5)
Equity in the net income of subsidiaries	488.2	502.0	—	(990.2)	—

Net income	458.1	488.2	502.0	(990.2)	458.1
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$425.1	$488.2	$502.0	$(990.2)	$425.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$4,634.1	$—	$4,634.1
Fees and other revenues	—	—	2,647.1	(12.4)	2,634.7
Net investment income	6.8	1.8	3,957.6	0.3	3,966.5
Net realized capital gains (losses)	—	4.9	(333.8)	0.1	(328.8)

Total revenues	6.8	6.7	10,905.0	(12.0)	10,906.5
Expenses
Benefits, claims and settlement expenses	—	—	6,435.3	—	6,435.3
Dividends to policyholders	—	—	293.8	—	293.8
Operating expenses	48.2	40.6	3,052.4	(12.0)	3,129.2

Total expenses	48.2	40.6	9,781.5	(12.0)	9,858.3

Income (loss) from continuing operations before income taxes	(41.4)	(33.9)	1,123.5	—	1,048.2
Income taxes (benefits)	(17.4)	(10.0)	235.5	—	208.1
Equity in the net income of subsidiaries, excluding discontinued operations	864.1	888.0	—	(1,752.1)	—

Income from continuing operations, net of related income taxes	840.1	864.1	888.0	(1,752.1)	840.1
Income from discontinued operations, net of related income taxes	20.2	20.2	20.2	(40.4)	20.2

Net income	860.3	884.3	908.2	(1,792.5)	860.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$827.3	$884.3	$908.2	$(1,792.5)	$827.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$4,305.3	$—	$4,305.3
Fees and other revenues	—	—	1,905.8	(3.3)	1,902.5
Net investment income	11.9	12.5	3,596.1	0.1	3,620.6
Net realized capital gains (losses)	—	(0.6)	45.3	—	44.7

Total revenues	11.9	11.9	9,852.5	(3.2)	9,873.1
Expenses
Benefits, claims and settlement expenses	—	—	5,692.4	—	5,692.4
Dividends to policyholders	—	—	290.7	—	290.7
Operating expenses	18.2	42.9	2,500.8	(3.2)	2,558.7

Total expenses	18.2	42.9	8,483.9	(3.2)	8,541.8

Income (loss) from continuing operations before income taxes	(6.3)	(31.0)	1,368.6	—	1,331.3
Income taxes (benefits)	(2.2)	(10.4)	308.5	—	295.9
Equity in the net income of subsidiaries, excluding discontinued operations	1,039.5	1,060.1	—	(2,099.6)	—

Income from continuing operations, net of related income taxes	1,035.4	1,039.5	1,060.1	(2,099.6)	1,035.4
Income from discontinued operations, net of related income taxes	28.9	28.9	28.9	(57.8)	28.9

Net income	1,064.3	1,068.4	1,089.0	(2,157.4)	1,064.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$1,031.3	$1,068.4	$1,089.0	$(2,157.4)	$1,031.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(60.2)	$(47.6)	$2,342.5	$(9.9)	$2,224.8
Investing activities
Available-for-sale securities:
Purchases	—	50.0	(6,655.8)	—	(6,605.8)
Sales	—	—	1,343.5	—	1,343.5
Maturities	—	—	3,207.9	—	3,207.9
Mortgage loans acquired or originated	—	—	(3,484.9)	—	(3,484.9)
Mortgage loans sold or repaid	—	—	2,902.0	—	2,902.0
Real estate acquired	—	—	(33.3)	—	(33.3)
Real estate sold	—	—	70.6	—	70.6
Net purchases of property and equipment	—	—	(105.0)	—	(105.0)
Purchases of interest in subsidiaries, net of cash acquired	—	(2.3)	(18.0)	—	(20.3)
Dividends received from unconsolidated entities	181.1	92.1	—	(273.2)	—
Net change in other investments	—	36.4	(187.0)	(41.3)	(191.9)

Net cash provided by (used in) investing activities	$181.1	$176.2	$(2,960.0)	$(314.5)	$(2,917.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$36.4	$—	$—	$—	$36.4
Acquisition of treasury stock	(6.4)	—	—	—	(6.4)
Proceeds from financing element derivatives	—	—	142.2	—	142.2
Payments for financing element derivatives	—	—	(114.6)	—	(114.6)
Excess tax benefits from share-based payment arrangements	—	—	3.1	—	3.1
Dividends to common stockholders	(116.7)	—	—	—	(116.7)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	7.9	—	7.9
Principal repayments of long-term debt	—	—	(83.3)	—	(83.3)
Net proceeds (repayments) of short-term borrowings	—	249.4	(85.3)	53.3	217.4
Dividends paid to parent	—	(181.1)	(92.1)	273.2	—
Investment contract deposits	—	—	11,349.0	—	11,349.0
Investment contract withdrawals	—	—	(9,813.7)	—	(9,813.7)
Net increase in banking operation deposits	—	—	373.1	—	373.1
Other	—	—	(5.4)	—	(5.4)

Net cash provided by (used in) financing activities	(119.7)	68.3	1,680.9	326.5	1,956.0

Net increase in cash and cash equivalents	1.2	196.9	1,063.4	2.1	1,263.6
Cash and cash equivalents at beginning of year	(3.2)	349.1	1,665.1	(666.6)	1,344.4

Cash and cash equivalents at end of year	$(2.0)	$546.0	$2,728.5	$(664.5)	$2,608.0

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

        Under the supervision and with the participation of management, including our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2008.

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

        Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2008, and have concluded that our disclosure controls and procedures are effective.

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2009 annual stockholders meeting (the "Proxy Statement") which will be filed with the SEC on or about April 10, 2009, under the captions, "Election of Directors," "Corporate Governance," and "Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our Internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

Item 11.    Executive Compensation

        The information called for by Item 11 pertaining to executive compensation is set forth in the Proxy Statement under the caption, "Executive Compensation," and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by Item 12 pertaining to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the caption, "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference. The information pertaining to compensation plans under which the Company's equity securities are authorized for issuance is set forth in the Proxy Statement under the caption, "Amendment to the Principal Financial Group, Inc. Employee Stock Purchase Plan," and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information called for by Item 13 pertaining to certain relationships and related transactions is set forth in the Proxy Statement under the captions, "Corporate Governance," "Certain Relationships and Related Transactions," and "Director Independence," and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information called for by Item 14 pertaining to principal accounting fees and services is set forth in the Proxy Statement under the caption, "Ratification of Appointment of Independent Registered Public Accounting Firm," and is incorporated herein by reference.

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

    3.
    Exhibits — Please refer to the Exhibit Index on page 206.

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: February 18, 2009	By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 18, 2009

By	/s/ LARRY D. ZIMPLEMAN Larry D. Zimpleman President, Chief Executive Officer and Director	By	/s/ C. DANIEL GELATT, JR. C. Daniel Gelatt, Jr. Director

By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	By	/s/ SANDRA L. HELTON Sandra L. Helton Director
By	/s/ J. BARRY GRISWELL J. Barry Griswell Chairman of the Board and Director	By	/s/ WILLIAM T. KERR William T. Kerr Director
By	/s/ BETSY J. BERNARD Betsy J. Bernard Director	By	/s/ RICHARD L. KEYSER Richard L. Keyser Director
By	/s/ JOCELYN CARTER-MILLER Jocelyn Carter- Miller Director	By	/s/ ARJUN K. MATHRANI Arjun K. Mathrani Director
By	/s/ GARY E. COSTLEY Gary E. Costley Director	By	/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett Director
By	/s/ MICHAEL T. DAN Michael T. Dan Director

 Report of Independent Registered Public Accounting Firm on Schedules

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the consolidated financial statements of Principal Financial Group, Inc. ("the Company") as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated February 16, 2009 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at Item 15.a.2. of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for its pension and other post-retirement benefits effective December 31, 2006 and January 1, 2008, and for the treatment of modifications or exchanges of insurance contracts and income tax contingencies effective January 1, 2007.

/s/ ERNST & YOUNG LLP
Des Moines, Iowa February 16, 2009

 Schedule I — Summary of Investments — Other Than Investments in Related Parties
As of December 31, 2008

Type of Investment	Cost	Value		Amount as shown in the Statement of Financial Position
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$548.4		$595.2	$595.2
States, municipalities and political subdivisions	2,113.8		2,025.5	2,025.5
Foreign governments	757.7		838.5	838.5
Public utilities	3,030.9		3,819.9	3,819.9
Redeemable preferred	116.8		85.0	85.0
All other corporate bonds	30,911.6		25,339.1	25,339.1
Mortgage-backed and other asset-backed securities	10,346.1		7,414.0	7,414.0

Total fixed maturities, available-for-sale	47,825.3		40,117.2	40,117.2
Fixed maturities, trading	843.4		843.4	843.4
Equity securities, available-for-sale:
Common stocks:
Banks, trust and insurance companies	0.8		0.6	0.6
Industrial, miscellaneous and all other	13.1		24.4	24.4
Non-redeemable preferred stock	294.2		217.7	217.7

Total equity securities, available-for-sale	308.1		242.7	242.7
Equity securities, trading	158.0		158.0	158.0
Mortgage loans (1)	13,183.5		XXXX	13,113.6
Real estate, net:
Real estate acquired in satisfaction of debt	30.0		XXXX	29.8
Other real estate (2)	892.9		XXXX	889.6
Policy loans	896.4		XXXX	896.4
Other investments (3)	2,168.0		XXXX	2,816.6

Total investments	$66,305.6	$	XXXX	$59,107.3

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

 Schedule II — Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2008	2007
	(in millions)
Assets
Cash (overdraft)	$(2.0)	$(3.2)
Other investments	5.5	—
Income taxes receivable	9.1	7.0
Deferred income taxes	39.4	6.2
Amounts receivable from subsidiary	0.9	0.3
Other assets	27.0	6.9
Investment in subsidiary	3,101.8	8,031.2

Total assets	$3,181.7	$8,048.4

Liabilities
Amounts payable to subsidiary	$2.3	$2.0
Long-term debt	601.8	601.8
Accrued interest payable	7.7	7.7
Other liabilities	97.1	15.2

Total liabilities	708.9	626.7
Stockholders' equity
Series A preferred stock, par value $.01 with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding at December 31, 2008 and 2007	—	—
Series B preferred stock, par value $.01 with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding at December 31, 2008 and 2007	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 387.0 million and 385.8 million shares issued, and 259.3 million and 259.1 million shares outstanding at December 31, 2008 and 2007, respectively	3.9	3.9
Additional paid-in capital	8,376.5	8,295.4
Retained earnings	3,722.5	3,414.3
Accumulated other comprehensive income (loss)	(4,911.6)	420.2
Treasury stock, at cost (127.7 million and 126.7 million shares at December 31, 2008 and 2007, respectively)	(4,718.6)	(4,712.2)

Total stockholders' equity	2,472.8	7,421.7

Total liabilities and stockholders' equity	$3,181.7	$8,048.4

See accompanying notes.

 Statements of Operations

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Revenues
Net investment income (loss)	$(0.3)	$6.8	$11.9
Net realized capital losses	(1.8)	—	—

Total revenues	(2.1)	6.8	11.9
Expenses
Other operating costs and expenses	48.0	48.2	18.2

Total expenses	48.0	48.2	18.2

Loss before income taxes	(50.1)	(41.4)	(6.3)
Income tax benefits	(20.0)	(17.4)	(2.2)
Equity in the net income of subsidiaries, excluding discontinued operations	488.2	864.1	1,039.5

Income from continuing operations, net of related income taxes	458.1	840.1	1,035.4
Income from discontinued operations, net of related income taxes	—	20.2	28.9

Net income	458.1	860.3	1,064.3
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$425.1	$827.3	$1,031.3

See accompanying notes.

 Statements of Cash Flows

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Net income	$458.1	$860.3	$1,064.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of related income taxes	—	(20.2)	(28.9)
Equity in the net income of subsidiary	(488.2)	(864.1)	(1,039.5)
Net realized capital losses	1.8	—	—
Increase (decrease) in income taxes	1.4	(6.3)	1.4
Stock-based compensation	1.0	1.2	2.1
Other	(34.3)	(1.7)	7.8

Net cash provided by (used in) operating activities	(60.2)	(30.8)	7.2
Cash flows from investing activities:
Net purchases of property and equipment	—	(0.1)	—
Dividend received from subsidiary	181.1	956.3	331.1

Net cash provided by investing activities	181.1	956.2	331.1
Cash flows from financing activities:
Issuance of common stock	36.4	73.6	66.2
Acquisition of treasury stock	(6.4)	(756.3)	(755.8)
Dividends to common stockholders	(116.7)	(235.6)	(214.7)
Dividends to preferred stockholders	(33.0)	(41.2)	(24.7)
Issuance of long-term debt	—	—	600.0

Net cash used in financing activities	(119.7)	(959.5)	(329.0)

Net increase (decrease) in cash and cash equivalents	1.2	(34.1)	9.3
Cash and cash equivalents at beginning of year	(3.2)	30.9	21.6

Cash and cash equivalents at end of year	$(2.0)	$(3.2)	$30.9

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

(2)   Cash Dividends from Subsidiary

        The parent company received cash dividends totaling $181.1 million, $956.3 million and $331.1 million in 2008, 2007 and 2006, respectively, from its subsidiary.

 Schedule III — Supplementary Insurance Information
As of December 31, 2008, 2007 and 2006 and for each of the years then ended

Segment	Deferred policy acquisition costs	Future policy benefits and claims	Contractholder and other policyholder funds
	(in millions)
2008:
U.S. Asset Accumulation	$1,837.4	$8,344.8	$39,983.6
Global Asset Management	—	—	—
International Asset Management and Accumulation	182.9	2,520.0	57.9
Life and Health Insurance	2,132.7	7,626.9	3,833.3
Corporate	—	2.5	(252.0)

Total	$4,153.0	$18,494.2	$43,622.8

2007:
U.S. Asset Accumulation	$1,163.3	$8,147.7	$37,635.5
Global Asset Management	—	—	—
International Asset Management and Accumulation	183.4	2,831.8	35.3
Life and Health Insurance	1,463.4	7,472.6	3,402.8
Corporate	—	2.6	(244.2)

Total	$2,810.1	$18,454.7	$40,829.4

2006:
U.S. Asset Accumulation	$985.6	$7,719.3	$34,570.0
Global Asset Management	—	—	—
International Asset Management and Accumulation	153.0	2,328.4	22.1
Life and Health Insurance	1,280.3	7,282.2	3,045.0
Corporate	—	2.7	(218.7)

Total	$2,418.9	$17,332.6	$37,418.4

 Schedule III — Supplementary Insurance Information — (continued)
As of December 31, 2008, 2007 and 2006 and for each of the years then ended

Segment	Premiums and other considerations	Net investment income (1)	Benefits, claims and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses (1)
	(in millions)
2008:
U.S. Asset Accumulation	$523.2	$2,778.5	$2,723.2	$243.1	$1,189.1
Global Asset Management	—	(16.6)	—	—	463.5
International Asset Management and Accumulation	204.1	521.5	585.9	(1.3)	151.9
Life and Health Insurance	3,476.1	669.3	2,921.8	131.9	989.5
Corporate	5.8	41.6	(11.0)	—	(172.6)

Total	$4,209.2	$3,994.3	$6,219.9	$373.7	$2,621.4

2007:
U.S. Asset Accumulation	$710.8	$2,735.5	$2,807.7	$255.0	$1,246.8
Global Asset Management	—	35.2	—	—	447.2
International Asset Management and Accumulation	246.4	413.4	526.7	5.9	135.7
Life and Health Insurance	3,671.6	689.1	3,111.4	96.4	1,031.7
Corporate	5.3	93.3	(10.5)	—	(89.5)

Total	$4,634.1	$3,966.5	$6,435.3	$357.3	$2,771.9

2006:
U.S. Asset Accumulation	$462.3	$2,537.8	$2,391.3	$170.6	$869.8
Global Asset Management	—	53.2	—	—	338.6
International Asset Management and Accumulation	239.1	252.3	399.1	2.4	142.3
Life and Health Insurance	3,598.7	692.5	2,910.3	66.2	1,040.0
Corporate	5.2	84.8	(8.3)	—	(71.2)

Total	$4,305.3	$3,620.6	$5,692.4	$239.2	$2,319.5

(1)
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

 Schedule IV — Reinsurance
As of December 31, 2008, 2007 and 2006 and for each of the years then ended

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(in millions)
2008:
Life insurance in force	$243,735.9	$71,284.2	$2,593.2	$175,044.9	1.5%

Premiums:
Life insurance	$1,675.5	$121.6	$9.7	$1,563.6	0.6%
Accident and health insurance	2,819.6	174.0	—	2,645.6	—%

Total	$4,495.1	$295.6	$9.7	$4,209.2	0.2%

2007:
Life insurance in force	$240,295.8	$62,552.2	$2,823.5	$180,567.1	1.6%

Premiums:
Life insurance	$1,774.9	$108.4	$160.1	$1,826.6	8.8%
Accident and health insurance	2,976.4	168.8	(0.1)	2,807.5	—%

Total	$4,751.3	$277.2	$160.0	$4,634.1	3.5%

2006:
Life insurance in force	$218,946.9	$53,313.8	$3,078.9	$168,712.0	1.8%

Premiums:
Life insurance	$1,541.7	$98.7	$117.2	$1,560.2	7.5%
Accident and health insurance	2,927.1	182.1	0.1	2,745.1	—%

Total	$4,468.8	$280.8	$117.3	$4,305.3	2.7%

 Exhibit Index

Exhibit Number	Description
2.1	Plan of Conversion(1)
2.2	Share Sale Deed, dated as of June 17, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.3	Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.4	Second Amendment to the Share Sale Deed, dated as of March 14, 2001, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, Deutsche New Zealand Limited (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called BT Nominees (H.K.) Limited), Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.5	Stock Purchase Agreement dated as of May 11, 2004 by and between Principal Holding Company and CitiMortgage, Inc.(2)
2.6	Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc., dated as of July 25, 2006.(3)
2.6.1	Amendment No. 1 and Waiver, dated as of December 29, 2006, to the Stock Purchase Agreement, dated as of July 25, 2006, by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc.(4)
2.6.2	Memorandum of Understanding dated as of December 29, 2006, amending and modifying the Stock Purchase Agreement by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc.(4)
3.1	Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1)(5)
3.2	Form of By Laws of Principal Financial Group, Inc.(5)
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share(1)
4.1.1	Certificate of Designations of the Company's Series A Non Cumulative Perpetual Preferred Stock, dated June 16, 2005.(5)
4.1.2	Certificate of Designations of the Company's Series B Non Cumulative Perpetual Preferred Stock, dated June 16, 2005.(5)
4.1.3	Specimen Stock Certificate for the Company's Series A Non Cumulative Perpetual Preferred Stock.(5)
4.1.4	Specimen Stock Certificate for the Company's Series B Non Cumulative Perpetual Preferred Stock.(5)
4.1.5	Senior Indenture, dated as of October 11, 2006, between Principal Financial Group, Inc. and The Bank of New York, as Trustee.(6)
4.1.6	First Supplemental Indenture, dated as of October 16, 2006, among Principal Financial Group, Inc., Principal Financial Services, Inc. and The Bank of New York, as Trustee.(6)
4.1.7	6.05% Senior Note ($500,000,000) due October 15, 2036.(6)
4.1.8	6.05% Senior Note ($100,000,000) due October 15, 2036.(7)
4.1.9	Guarantee, dated as of October 16, 2006, by Principal Financial Services, Inc.(6)
4.2	Amended and Restated Stockholder Rights Agreement, dated as of October 22, 2001(8)
4.2.1	Amendment to the Amended and Restated Rights Agreement, dated as of January 17, 2005(9)
10.1	Principal Financial Group, Inc. Stock Incentive Plan(10)
10.1.1	Form of Restricted Stock Unit Award Agreement(11)

Exhibit Number	Description
10.1.2	Form of Stock Option Award Agreement(11)
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan(12)
10.2	Principal Financial Group Long Term Performance Plan(1)
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long Term Performance Plan as of October 31, 2002(8)
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002(13)
10.5	Principal Financial Group, Inc. Annual Incentive Plan(9)
10.6	Summary of Standard Compensatory Arrangement for Non Employee Members of the Principal Financial Group, Inc. Board of Directors(9)
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non Employee Directors of the Principal Financial Group, Inc. Board of Directors.(14)
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors(15)
10.7	Principal Financial Group, Inc. Directors Stock Plan(1)
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan(12)
10.8	Deferred Compensation Plan for Non Employee Directors of Principal Financial Group, Inc.(16)
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004(17)
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan(16)
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003(17)
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees(16)
10.11	Employment Agreement, dated as of April 1, 2004, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell(2)
10.12	Change of Control Supplement and Amendment to Employment Agreement, dated as of April 1, 2004 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell(2)
10.12.1	Change of Control Supplement to Employment Agreement, dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell.(18)
10.12.2	Amendment to Employment Agreement dated as of March 20, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell(19)
10.13	Form of Principal Mutual Holding Company and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives) among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive(1)
10.13.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive.(18)
10.13.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives)(20)
10.13.3	Form of Principal Financial Group, Inc. Indemnification Agreement(20)
10.14	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan.(21)
10.15	Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association(1)
10.16	Employment Agreement dated as of June 1, 2006, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company, and Larry D. Zimpleman.(4)

Exhibit Number	Description
10.16.1	Amended and Restated Employment Agreement dated as of May 1, 2008, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman(22)
12	Computation of Earnings to Fixed Charges Ratio(23)
21	Principal Financial Group, Inc. Member Companies as of December 31, 2008(23)
23	Consent of Independent Registered Public Accounting Firm(23)
31.1	Certification of Larry D. Zimpleman(23)
31.2	Certification of Terrance J. Lillis(23)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Larry D. Zimpleman(23)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Terrance J. Lillis (23)

(1)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Registration Statement on Form S-1, as amended (Commission File No. 333-62558).

(2)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-16725).

(3)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10 Q for the quarter ended September 30, 2006 (Commission File No. 1-16725).

(4)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-16725).

(5)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on June 17, 2005 (Commission File No. 1-16725).

(6)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8 K filed on October 16, 2006 (Commission File No. 1-16725).

(7)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8 K filed on December 6, 2006 (Commission File No. 1-16725).

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

(14)
Incorporated by reference to the written description of such arrangement included in Principal Financial Group, Inc.'s Current Report on Form 8 K filed on August 28, 2006 (Commission File 1-16725).

(15)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-16725).

(16)
Incorporated by reference to the exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10 K for the year ended December 31, 2005 (Commission File 1-16725).

(17)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-16725).

(18)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10 Q for the quarter ended March 31, 2006 (Commission File No. 1-16725).

(19)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-16725).

(20)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on December 2, 2008 (Commission File No. 1-16725).

(21)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 1-16725).

(22)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 1-16725).

(23)
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
Report of Independent Registered Public Accounting Firm
Principal Financial Group, Inc. Consolidated Statements of Financial Position
Principal Financial Group, Inc. Consolidated Statements of Operations
Principal Financial Group, Inc. Consolidated Statements of Stockholders' Equity
Principal Financial Group, Inc. Consolidated Statements of Cash Flows
Principal Financial Group, Inc. Notes to Consolidated Financial Statements — (continued)
Condensed Consolidating Statements of Financial Position December 31, 2008
Condensed Consolidating Statements of Financial Position December 31, 2007
Condensed Consolidating Statements of Operations For the year ended December 31, 2008
Condensed Consolidating Statements of Operations For the year ended December 31, 2007
Condensed Consolidating Statements of Operations For the year ended December 31, 2006
Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2008
Condensed Consolidating Statements of Cash Flows (continued) For the year ended December 31, 2008
Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2007
Condensed Consolidating Statements of Cash Flows (continued) For the year ended December 31, 2007
Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2006
Condensed Consolidating Statements of Cash Flows (continued) For the year ended December 31, 2006
Condensed Consolidating Statements of Financial Position December 31, 2008
Condensed Consolidating Statements of Financial Position (continued) December 31, 2008
Condensed Consolidating Statements of Financial Position December 31, 2007
Condensed Consolidating Statements of Operations For the year ended December 31, 2008
Condensed Consolidating Statements of Operations For the year ended December 31, 2007
Condensed Consolidating Statements of Operations For the year ended December 31, 2006
Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2008
Condensed Consolidating Statements of Cash Flows (continued) For the year ended December 31, 2008
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
  Item 15. Exhibits and Financial Statement Schedules
Signatures
Report of Independent Registered Public Accounting Firm on Schedules
Schedule I — Summary of Investments — Other Than Investments in Related Parties As of December 31, 2008
Schedule II — Condensed Financial Information of Registrant (Parent Only) Statements of Financial Position
Statements of Operations
Statements of Cash Flows
Notes to Condensed Financial Statements
Schedule III — Supplementary Insurance Information As of December 31, 2008, 2007 and 2006 and for each of the years then ended
Schedule III — Supplementary Insurance Information — (continued) As of December 31, 2008, 2007 and 2006 and for each of the years then ended
Schedule IV — Reinsurance As of December 31, 2008, 2007 and 2006 and for each of the years then ended
Exhibit Index