Form 10-Q
period 2009-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2009-05-06
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 29, 2009, was 259,993,890.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.
Consolidated Statements of Financial Position

	March 31, 2009	December 31, 2008
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale	$39,997.9	$40,117.2
Fixed maturities, trading	821.4	843.4
Equity securities, available-for-sale	192.8	242.7
Equity securities, trading	126.2	158.0
Mortgage loans	12,927.6	13,113.6
Real estate	930.0	919.4
Policy loans	894.8	896.4
Other investments	2,582.7	2,816.6
Total investments	58,473.4	59,107.3
Cash and cash equivalents	2,699.6	2,608.0
Accrued investment income	784.6	750.7
Premiums due and other receivables	1,183.0	988.1
Deferred policy acquisition costs	4,374.7	4,153.0
Property and equipment	517.2	518.2
Goodwill	379.9	375.5
Other intangibles	880.4	925.3
Separate account assets	50,534.2	55,142.6
Other assets	3,407.8	3,613.7
Total assets	$123,234.8	$128,182.4
Liabilities
Contractholder funds	$42,568.3	$43,086.6
Future policy benefits and claims	18,636.6	18,494.2
Other policyholder funds	557.6	536.2
Short-term debt	530.8	500.9
Long-term debt	1,292.7	1,290.5
Income taxes currently payable	1.2	1.9
Deferred income taxes	107.4	102.8
Separate account liabilities	50,534.2	55,142.6
Other liabilities	6,297.1	6,457.4
Total liabilities	120,525.9	125,613.1
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share - 3.0 million shares authorized, issued and outstanding in 2009 and 2008	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share - 10.0 million shares authorized, issued and outstanding in 2009 and 2008	0.1	0.1
Common stock, par value $.01 per share - 2,500.0 million shares authorized, 387.9 million and 387.0 million shares issued, and 260.0 million and 259.3 million shares outstanding in 2009 and 2008, respectively	3.9	3.9
Additional paid-in capital	8,342.1	8,376.5
Retained earnings	3,845.2	3,722.5
Accumulated other comprehensive loss	(4,841.1)	(4,911.6)
Treasury stock, at cost (127.9 million and 127.7 million shares in 2009 and 2008, respectively)	(4,721.6)	(4,718.6)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	2,628.6	2,472.8
Noncontrolling interest	80.3	96.5
Total stockholders’ equity	2,708.9	2,569.3
Total liabilities and stockholders’ equity	$123,234.8	$128,182.4

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2009	2008
	(in millions, except per share data)
Revenues
Premiums and other considerations	$949.9	$1,053.0
Fees and other revenues	473.5	613.4
Net investment income	828.5	960.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	32.7	(58.5)
Total other-than-temporary impairment losses on available-for-sale securities	(146.6)	(67.5)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	50.6	—
Net impairment losses on available-for-sale securities	(96.0)	(67.5)
Net realized capital losses	(63.3)	(126.0)
Total revenues	2,188.6	2,500.7
Expenses
Benefits, claims and settlement expenses	1,306.6	1,472.0
Dividends to policyholders	63.5	70.8
Operating expenses	688.4	750.7
Total expenses	2,058.5	2,293.5
Income before income taxes	130.1	207.2
Income taxes	7.5	29.6
Net income	122.6	177.6
Net income (loss) attributable to noncontrolling interest	1.6	(4.8)
Net income attributable to Principal Financial Group, Inc.	121.0	182.4
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$112.8	$174.2

Earnings per common share
Basic earnings per common share	$0.43	$0.67

Diluted earnings per common share	$0.43	$0.67

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders’ equity
	(in millions)
Balances at January 1, 2008	$—	$0.1	$3.9	$8,295.4	$3,414.3	$420.2	$(4,712.2)	$97.6	$7,519.3
Common stock issued	—	—	—	9.3	—	—	—	—	9.3
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.1	—	—	—	—	0.1
Stock-based compensation and additional related tax benefits	—	—	—	21.3	—	—	—	—	21.3
Treasury stock acquired, common	—	—	—	—	—	—	(6.1)	—	(6.1)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(5.0)	(5.0)
Capital received from noncontrolling interest	—	—	—	—	—	—	—	9.0	9.0
Effects of changing post-retirement benefit plan measurement date, net of related income taxes	—	—	—	—	0.9	(2.0)	—	—	(1.1)
Comprehensive loss:
Net income	—	—	—	—	182.4	—	—	(4.8)	177.6
Net unrealized losses, net	—	—	—	—	—	(838.1)	—	—	(838.1)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	62.8	—	(0.1)	62.7
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	(2.0)	—	—	(2.0)
Comprehensive loss									(599.8)
Balances at March 31, 2008	$—	$0.1	$3.9	$8,326.1	$3,589.4	$(359.1)	$(4,718.3)	$96.7	$6,938.8

Balances at January 1, 2009	$—	$0.1	$3.9	$8,376.5	$3,722.5	$(4,911.6)	$(4,718.6)	$96.5	$2,569.3
Common stock issued	—	—	—	4.0	—	—	—	—	4.0
Stock-based compensation and additional related tax benefits	—	—	—	7.0	—	—	—	—	7.0
Treasury stock acquired, common	—	—	—	—	—	—	(3.0)	—	(3.0)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(2.3)	(2.3)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(45.4)	—	—	—	(0.2)	(45.6)
Capital paid to noncontrolling interest	—	—	—	—	—	—	—	(15.1)	(15.1)
Effects of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	9.9	(9.9)	—	—	—
Comprehensive income:
Net income	—	—	—	—	121.0	—	—	1.6	122.6
Net unrealized gains, net	—	—	—	—	—	79.9	—	—	79.9
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(32.6)	—	—	(32.6)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	18.1	—	(0.2)	17.9
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	15.0	—	—	15.0
Comprehensive income									202.8
Balances at March 31, 2009	$—	$0.1	$3.9	$8,342.1	$3,845.2	$(4,841.1)	$(4,721.6)	$80.3	$2,708.9

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2009	2008
	(in millions)
Operating activities
Net income	$122.6	$177.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	85.1	69.3
Additions to deferred policy acquisition costs	(143.8)	(168.7)
Accrued investment income	(33.9)	(22.7)
Net cash flows from trading securities	74.6	25.9
Premiums due and other receivables	(42.9)	23.9
Contractholder and policyholder liabilities and dividends	281.9	507.3
Current and deferred income taxes	8.2	34.5
Net realized capital losses	63.3	126.0
Depreciation and amortization expense	33.3	33.8
Mortgage loans held for sale, acquired or originated	(10.3)	(14.0)
Mortgage loans held for sale, sold or repaid, net of gain	12.2	15.3
Real estate acquired through operating activities	(16.3)	(10.2)
Real estate sold through operating activities	—	7.2
Stock-based compensation	5.3	17.2
Other	510.6	175.4
Net adjustments	827.3	820.2
Net cash provided by operating activities	949.9	997.8
Investing activities
Available-for-sale securities:
Purchases	(1,771.9)	(1,905.8)
Sales	765.8	120.8
Maturities	892.7	1,044.0
Mortgage loans acquired or originated	(92.9)	(431.9)
Mortgage loans sold or repaid	283.5	286.6
Real estate acquired	(3.7)	(6.2)
Real estate sold	0.4	17.2
Net purchases of property and equipment	(13.2)	(26.1)
Purchases of interest in subsidiaries, net of cash acquired	(34.2)	(2.3)
Net change in other investments	(13.1)	(65.1)
Net cash provided by (used in) investing activities	$13.4	$(968.8)

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the three months ended, March 31,
	2009	2008
	(in millions)
Financing activities
Issuance of common stock	$4.0	$9.3
Acquisition of treasury stock	(3.0)	(6.1)
Proceeds from financing element derivatives	36.8	43.0
Payments for financing element derivatives	(25.0)	(37.5)
Excess tax benefits from share-based payment arrangements	0.1	2.5
Dividends to preferred stockholders	(8.2)	(8.2)
Issuance of long-term debt	—	1.0
Principal repayments of long-term debt	(4.9)	(4.9)
Net proceeds (repayments) of short-term borrowings	27.7	(121.5)
Investment contract deposits	1,886.2	2,283.5
Investment contract withdrawals	(2,819.4)	(2,599.1)
Net increase in banking operation deposits	35.5	186.9
Other	(1.5)	(1.6)
Net cash used in financing activities	(871.7)	(252.7)
Net increase (decrease) in cash and cash equivalents	91.6	(223.7)
Cash and cash equivalents at beginning of period	2,608.0	1,344.4
Cash and cash equivalents at end of period	$2,699.6	$1,120.7

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2008, included in our Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2008, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to prior period financial statements to conform to the March 31, 2009, presentation. See Recent Accounting Pronouncements for impact of new accounting guidance on prior period financial statements.

Recent Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment (“OTTI”) and requires additional disclosures. The recognition provisions within FSP FAS 115-2 apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements of FSP FAS 115-2 apply to both debt and equity securities. An impaired debt security will be considered other-than-temporarily impaired if a holder has the intent to sell, or it more likely than not will be required to sell prior to recovery of the amortized cost. If a holder of a debt security does not expect recovery of the entire cost basis, even if there is no intention to sell the security, it will be considered an OTTI as well. FSP FAS 115-2 also changes how an entity recognizes an OTTI for a debt security by separating the loss between the amount representing the credit loss and the amount relating to other factors, if a holder does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses will be recognized in net income and losses relating to other factors will be recognized in other comprehensive income (“OCI”). If the holder has the intent to sell or it more likely than not will be required to sell before its recovery of amortized cost less any current period credit loss, the entire OTTI will continue to be recognized in net income. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 requires a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to accumulated OCI. We adopted FSP FAS 115-2 effective January 1, 2009. The cumulative change in accounting principle from adopting this guidance resulted in a net $9.9 million increase to retained earnings and a corresponding decrease to accumulated OCI. The required disclosures have been included in our consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 amends Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. FSP FAS 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. Further, this FSP requires additional disclosures about fair value measurements in annual and interim reporting periods and supersedes FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 157-4 effective January 1, 2009, and this guidance did not have a material impact on our consolidated financial statements. See Note 8, Fair Value of Financial Instruments, for further details.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

1. Nature of Operations and Significant Accounting Policies (continued)

Also on April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 extends the annual disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of public companies.  FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 107-1 for the quarter ended June 30, 2009, which is not expected to have a material impact on our consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This statement requires (1) qualitative disclosures about objectives and strategies for using derivatives, (2) quantitative disclosures about fair value amounts of gains and losses on derivative instruments and related hedged items and (3) disclosures about credit-risk-related contingent features in derivative instruments. The disclosures are intended to provide users of financial statements with an enhanced understanding of how and why derivative instruments are used, how they are accounted for and the financial statement impacts. We adopted SFAS 161 on January 1, 2009.  See Note 3, Derivative Financial Instruments, for further details.

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). Among the changes, the standard requires that the acquiring entity in a business combination establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including any noncontrolling interests, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) requires direct acquisition costs to be expensed. We adopted SFAS 141(R) on January 1, 2009. All requirements of SFAS 141(R) are applied prospectively.

Also on December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). Under this statement, noncontrolling interests are to be treated as a separate component of equity, rather than as a liability or other item outside of equity. In addition, SFAS 160 changes the way the consolidated income statement is presented. Under this statement, net income includes the total income of all consolidated subsidiaries, with separate disclosures on the face of the income statement of the income attributable to controlling and noncontrolling interests. Previously, net income attributable to the noncontrolling interest was reported as an operating expense in arriving at consolidated net income. Finally, SFAS 160 revises the accounting requirements for changes in a parent’s ownership interest while the parent retains control and for changes in a parent’s ownership interest that results in deconsolidation. We adopted SFAS 160 on January 1, 2009. Presentation and disclosure requirements have been applied retrospectively for all periods presented. All other requirements of SFAS 160 should be applied prospectively. Certain separate account arrangements involve ownership of mutual funds to support the investment objective of the separate account. It is possible that, through a separate account arrangement, greater than 50% of the mutual fund shares could be owned. The accounting guidance for this circumstance is not well defined, but we, like many other insurers, do not consolidate the mutual fund as we believe the arrangement qualifies for the exemption afforded investment companies. In January 2009, the FASB asked the Emerging Issues Task Force (“EITF”) to consider a topic entitled “Consideration of an Insurer’s Accounting for Majority Owned Investments When the Ownership is through a Separate Account.” It is anticipated that the EITF will consider the issue in 2009. It is not possible to predict the outcome of the deliberations with any certainty; however, one outcome could be the recognition of the portion of the mutual fund not held via the separate account arrangement as a noncontrolling interest in equity.

Separate Accounts

As of March 31, 2009, and December 31, 2008, the separate accounts include a separate account valued at $73.2 million and $207.4 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

2. Investments

Fixed Maturities and Equity Securities

Fixed maturity securities include bonds, mortgage-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Equity securities include mutual funds, common stock and nonredeemable preferred stock. We classify fixed maturity securities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 8, Fair Value of Financial Instruments, for policies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments related to deferred policy acquisition costs (“DPAC”), sales inducements, unearned revenue reserves, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to trading securities and available-for-sale securities in fair value hedging relationships are reflected in net income as net realized capital gains (losses).

The cost of fixed maturity securities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturity securities and equity securities is adjusted for other-than—temporary impairments recognized in net income. For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated prepayments using a tool that models the prepayment behavior of the underlying collateral based on the current interest rate environment.

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in OCI and fair value of fixed maturities and equity securities available-for-sale as of March 31, 2009, are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$582.9	$10.4	$0.4	$—	$592.9
Non-U.S. governments	731.8	74.9	13.8	—	792.9
States and political subdivisions	2,018.9	35.8	67.8	—	1,986.9
Corporate	33,803.5	354.0	5,208.4	14.2	28,934.9
Residential mortgage-backed securities	2,001.2	70.7	1.0	—	2,070.9
Commercial mortgage-backed securities	5,583.6	6.6	2,050.6	25.0	3,514.6
Collateralized debt obligations	662.7	—	397.9	10.8	254.0
Other debt obligations	2,378.8	16.6	526.5	18.1	1,850.8
Total fixed maturities, available-for-sale	$47,763.4	$569.0	$8,266.4	$68.1	$39,997.9
Total equity securities, available-for-sale	$310.3	$15.4	$132.9	$—	$192.8

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2009, by contractual maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$1,581.8	$1,556.8
Due after one year through five years	13,402.4	12,527.0
Due after five years through ten years	10,142.2	8,689.3
Due after ten years	12,010.7	9,534.5
	37,137.1	32,307.6
Mortgage-backed and other asset-backed securities	10,626.3	7,690.3
Total	$47,763.4	$39,997.9

Actual maturities may differ because issuers may have the right to call or prepay obligations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

2. Investments (continued)

Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Realized Capital Gains and Losses

The major components of net realized capital gains (losses) on investments are summarized as follows:

For the three months ended March 31, 2009
(in millions)
Fixed maturities, available-for-sale:
Gross gains	$49.4
Gross losses	(156.8)
Portion of impairment losses recognized in other comprehensive income	50.6
Hedging (net)	(53.4)
Fixed maturities, trading	23.6
Equity securities, available-for-sale:
Gross gains	6.8
Gross losses	(0.6)
Equity securities, trading	(9.6)
Mortgage loans	(35.5)
Derivatives	68.2
Other	(6.0)
Net realized capital losses	$(63.3)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $0.9 billion for the three months ended March 31, 2009.

Other-Than-Temporary Impairments

We have a process in place to identify fixed maturity and equity securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

Every month, a group of individuals review all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent we determine that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

During first quarter 2009 we adopted FSP FAS 115-2, which changes the recognition and presentation of other-than-temporary impairments. See further discussion of the adoption in Note 1, Nature of Operations and Significant Accounting Policies. The recognition provisions within FSP FAS 115-2 apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements of FSP FAS 115-2 apply to both debt and equity securities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

2. Investments (continued)

Impairment losses on equity securities are recognized in net income. The way in which impairment losses on debt securities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, we recognize an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion in net income and the noncredit loss portion in OCI.

We estimate the amount of the credit loss component of a debt security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, security interests and loss severity.

Total other-than-temporary impairment losses on fixed maturity securities were $152.7 million for the three months ended March 31, 2009. The net recoveries from the sale of previously impaired equity securities were $6.1 million for the three months ended March 31, 2009.

The other-than-temporary impairments on fixed maturity securities for which an amount related to credit losses was recognized in net realized capital gains (losses) and an amount related to noncredit losses was recognized in OCI is summarized as follows:

For the three months ended March 31, 2009
(in millions)
Total other-than-temporary impairments on fixed maturity securities for which an amount related to noncredit losses was recognized in OCI (1)	$(99.2)
Noncredit loss recognized in OCI	50.6
Credit loss impairment recognized in net income	$(48.6)

(1)          Total other-than-temporary impairment losses on available-for-sale securities reported in the consolidated statements of operations also include $53.5 million of impairment losses on fixed maturities for which total impairment losses are recognized in net income and $6.1 million of net recoveries from the sale of previously impaired equity securities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

2. Investments (continued)

The other-than-temporary impairments of fixed maturity securities for which only the amount related to credit losses was recognized in net realized capital gains (losses) on the consolidated statements of operations is summarized as follows:

For the three months ended March 31, 2009
(in millions)
Beginning balance	$(18.5)
Credit losses for which an other-than-temporary impairment was not previously recognized	(48.0)
Credit losses for which an other-than-temporary impairment was previously recognized	(0.6)
Ending balance	$(67.1)

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, as of March 31, 2009, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$28.4	$0.4	$—	$—	$28.4	$0.4
Non-U.S. governments	46.8	6.7	69.8	7.1	116.6	13.8
States and political subdivisions	552.0	20.8	479.7	47.0	1,031.7	67.8
Corporate	9,860.1	1,315.0	10,999.8	3,907.6	20,859.9	5,222.6
Residential mortgage-backed securities	162.5	0.8	4.6	0.2	167.1	1.0
Commercial mortgage-backed securities	1,620.8	543.3	1,580.6	1,532.3	3,201.4	2,075.6
Collateralized debt obligations	30.9	12.0	221.6	396.7	252.5	408.7
Other debt obligations	303.9	60.3	1,100.3	484.3	1,404.2	544.6
Total fixed maturities, available-for-sale	$12,605.4	$1,959.3	$14,456.4	$6,375.2	$27,061.8	$8,334.5
Total equity securities, available-for-sale	$76.4	$65.0	$61.0	$67.9	$137.4	$132.9

As of March 31, 2009, we held $27,061.8 million in available-for-sale fixed maturity securities with unrealized losses of $8,334.5 million. Of these amounts, Principal Life’s consolidated portfolio represented $26,293.2 million in available-for-sale fixed maturity securities with unrealized losses of $8,247.3 million. Principal Life’s consolidated portfolio consists of fixed maturity securities where 91% are investment grade (rated AAA through BBB-) with an average price of 76 (carrying value/amortized cost) at March 31, 2009. Due to the credit disruption that began in the last half of 2007 and continued into 2009, which reduced liquidity and led to wider credit spreads, we saw an increase in unrealized losses in our securities portfolio. The unrealized losses were more pronounced in the Corporate sector and in structured products, such as commercial mortgage-backed securities, collateralized debt obligations and asset-backed securities.

For those securities that have been in a loss position for less than twelve months, Principal Life’s consolidated portfolio holds 1,265 securities with a carrying value of $12,019.1 million and unrealized losses of $1,911.6 million reflecting an average price of 86 at March 31, 2009. Of this portfolio, 92% was investment grade (rated AAA through BBB-) at March 31, 2009, with associated unrealized losses of $1,642.9 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

2. Investments (continued)

For those securities that have been in a continuous loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio holds 2,067 securities with a carrying value of $14,274.1 million and unrealized losses of $6,335.7 million. The average rating of this portfolio is A- with an average price of 69 at March 31, 2009. Of the $6,335.7 million in unrealized losses, the Corporate sector accounts for $3,868.3 million in unrealized losses with an average price of 74 and an average credit rating of BBB+. The remaining unrealized losses consist primarily of $1,532.3 million in unrealized losses within the commercial mortgage-backed securities sector at March 31, 2009. The average price of the commercial mortgage-backed securities sector is 51 and the average credit rating is AA-. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because it is not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it is not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Net Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Instruments

The net unrealized gains and losses on investments in fixed maturities available-for-sale, equity securities available-for-sale and derivative instruments are reported as a separate component of stockholders’ equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities and derivative instruments net of adjustments related to DPAC, sales inducements, unearned revenue reserves, changes in policyholder benefits and claims and applicable income taxes was as follows:

March 31, 2009
(in millions)
Net unrealized losses on fixed maturities, available-for-sale (1)	$(7,697.4)
Noncredit component of impairment losses on fixed maturities, available-for-sale	(50.6)
Net unrealized losses on equity securities, available-for-sale	(117.5)
Adjustments for assumed changes in amortization patterns	1,347.0
Adjustments for assumed changes in liability for policyholder benefits and claims	(36.0)
Net unrealized gains on derivative instruments	24.4
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	167.3
Provision for deferred income taxes	2,239.3
Effect of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	(9.9)
Net unrealized losses on available-for-sale securities and derivative instruments	$(4,133.4)

(1)                                  Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Securities Posted as Collateral

We posted $767.7 million in fixed maturities, available-for-sale securities at March 31, 2009, to satisfy collateral requirements primarily associated with our derivative credit support annex (collateral) agreements and a reinsurance arrangement. In addition, we posted $1,458.7 million in commercial and residential mortgage-backed securities and commercial mortgage loans as of March 31, 2009, to satisfy collateral requirements associated with our obligation under funding agreements with the Federal Home Loan Bank of Des Moines.

3.  Derivative Financial Instruments

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

3.  Derivative Financial Instruments (continued)

Types of Derivative Instruments

Interest Rate Contracts

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Sources of interest rate risk include the difference between the maturity and interest rate changes of assets with the liabilities they support, timing differences between the pricing of liabilities and the purchase or procurement of assets and changing cash flow profiles from original projections due to prepayment options embedded within asset and liability contracts. We use various derivatives to manage our exposure to fluctuations in interest rates.

Interest rate swaps are contracts in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts based upon designated market rates or rate indices and an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities arising from timing mismatches between assets and liabilities (including duration mismatches). We also use interest rate swaps to hedge against changes in the value of assets we anticipate acquiring and other anticipated transactions and commitments. Interest rate swaps are used to hedge against changes in the value of the guaranteed minimum withdrawal benefit (“GMWB”) liability. The GMWB rider on our variable annuity products provides for guaranteed minimum withdrawal benefits regardless of the actual performance of various equity and/or fixed income funds available with the product.

A swaption is an option to enter into an interest rate swap at a future date. We write these options and receive a premium in order to transform our callable liabilities into fixed term liabilities. Swaptions provide us the benefit of the agreed-upon strike rate if the market rates for liabilities are higher, with the flexibility to enter into the current market rate swap if the market rates for liabilities are lower. Swaptions not only hedge against the downside risk, but also allow us to take advantage of any upside benefits.

In exchange-traded futures transactions, we agree to purchase or sell a specified number of contracts, the values of which are determined by the values of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. We enter into exchange-traded futures with regulated futures commissions merchants who are members of a trading exchange. We have used exchange-traded futures to reduce market risks from changes in interest rates and to alter mismatches between the assets in a portfolio and the liabilities supported by those assets.

A treasury lock is an agreement that allows the holder to lock in an interest rate. If the interest rate increases, the holder is entitled to receive a payment from the counterparty to the agreement equal to the present value of the difference in the current interest rate and the locked-in interest rate. If the interest rate decreases, the holder must pay the counterparty to the agreement an amount equal to the present value of the difference in the current interest rate and the locked-in interest rate. We have used treasury lock agreements to hedge against changes in the value of anticipated transactions and commitments.

Foreign Exchange Contracts

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements we issue, foreign currency-denominated fixed maturity securities we invest in and our investment in and net income of our international operations. We may use currency swaps and currency forwards to hedge foreign currency risk.

Currency swaps are contracts in which we agree with other parties to exchange, at specified intervals, a series of principal and interest payments in one currency for that of another currency. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party. The interest payments are primarily fixed-to-fixed rate; however, may also be fixed-to-floating rate or floating-to-fixed rate. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty for payments made in the same currency at each due date. We use currency swaps to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

3.  Derivative Financial Instruments (continued)

Currency forwards are contracts in which we agree with other parties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. We use currency forwards to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell. We have also used currency forwards to hedge the currency risk associated with net investments in foreign operations.

Equity Contracts

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in common stock. We use various derivatives to manage our exposure to equity risk, which arises from products in which the interest we credit is tied to an external equity index as well as products subject to minimum contractual guarantees.

We may sell an investment-type insurance contract with attributes tied to market indices (an embedded derivative as noted below), in which case we write an equity call option to convert the overall contract into a fixed-rate liability, essentially eliminating the equity component altogether. We purchase equity call spreads to hedge the equity participation rates promised to contractholders in conjunction with our fixed deferred annuity products that credit interest based on changes in an external equity index. We use exchange-traded futures and equity put options to hedge against changes in the value of the GMWB liability related to the GMWB rider on our variable annuity product, as previously explained.

Credit Contracts

Credit risk relates to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest. We use credit default swaps to enhance the return on our investment portfolio by providing comparable exposure to fixed income securities that might not be available in the primary market. They are also occasionally used to hedge credit exposures in our investment portfolio. Credit derivatives are used to sell or buy credit protection on an identified name or names on an unfunded or synthetic basis in return for receiving or paying a quarterly premium. The premium generally corresponds to a referenced name’s credit spread at the time the agreement is executed. In cases where we sell protection, at the same time we enter into these synthetic transactions, we buy a quality cash bond to match against the credit default swap. When selling protection, if there is an event of default by the referenced name, as defined by the agreement, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security in a principal amount equal to the notional value of the credit default swap.

Other Contracts

Commodity swaps are used to sell or buy protection on commodity prices in return for receiving or paying a quarterly premium. We purchased AAA rated secured limited recourse notes from VIEs that are consolidated in our financial results. These VIEs use a commodity swap to enhance the return on an investment portfolio by selling protection on a static portfolio of commodity trigger swaps, each referencing a base or precious metal. The portfolio of commodity trigger swaps is a portfolio of deep out-of-the-money European puts on various base or precious metals. The VIEs provide mezzanine protection that the average spot rate will not fall below a certain trigger price on each commodity trigger swap in the portfolio and receive guaranteed quarterly premiums in return until maturity. At the same time the VIEs enter into this synthetic transaction, they buy a quality cash bond to match against the commodity swaps.

We purchase or issue certain financial instruments or products that contain a derivative instrument that is embedded in the financial instrument or product. When it is determined that the embedded derivative possesses economic characteristics that are not clearly or closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated statements of financial position, is carried at fair value.

Embedded Derivatives. We sell investment-type insurance contracts in which the return is tied to an external equity index, a leveraged inflation index or leveraged reference swap. We economically hedge the risk associated with these investment-type insurance contracts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

3.  Derivative Financial Instruments (continued)

We offer group benefit plan contracts that have guaranteed separate accounts as an investment option. We also offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong.

We have structured investment relationships with trusts we have determined to be VIEs, which are consolidated in our financial statements. The notes issued by these trusts include obligations to deliver an underlying security to residual interest holders and the obligations contain an embedded derivative of the forecasted transaction to deliver the underlying security.

We offer a fixed deferred annuity product that credits interest based on changes in an external equity index. We also offer certain variable annuity products with a GMWB rider, which provides that the contractholder will receive at least their principal deposit back through withdrawals of up to a specified annual amount, even if the account value is reduced to zero. Declines in the equity market may increase our exposure to benefits under contracts with the GMWB. We economically hedge the exposure in these annuity contracts.

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

Our derivative transactions are generally documented under International Swaps and Derivatives Association, Inc. Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, we are permitted to set off our receivable from a counterparty against our payables to the same counterparty arising out of all included transactions. For reporting purposes, we do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparties under master netting agreements.

We posted $290.7 million and $372.8 million in cash and securities under collateral arrangements as of March 31, 2009, and December 31, 2008, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2009, and December 31, 2008, was $1,828.3 million and $2,100.0 million, respectively, for which we posted collateral of $290.7 million and $372.8 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, we would be required to post an additional $154.9 million of collateral to our counterparties.

As of March 31, 2009, and December 31, 2008, we had received $209.7 million and $262.9 million, respectively, of cash collateral associated with our derivative credit support annex agreements. The cash collateral is included in other assets on the consolidated statements of financial position, with a corresponding liability reflecting our obligation to return the collateral recorded in other liabilities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

3.  Derivative Financial Instruments (continued)

Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Credit exposure represents the gross amount owed to us under derivative contracts as of the valuation date. The notional amounts and credit exposure of our derivative financial instruments by type were as follows:

	March 31, 2009	December 31, 2008
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$24,799.7	$24,148.6
Swaptions	20.2	94.8
Futures	5.2	97.3
Foreign exchange contracts:
Foreign currency swaps	5,931.3	6,298.7
Currency forwards	51.9	52.1
Equity contracts:
Options	810.4	797.5
Futures	76.9	63.6
Credit contracts:
Credit default swaps	1,930.7	1,948.9
Other contracts:
Embedded derivative financial instruments	3,014.7	2,938.6
Commodity swaps	40.0	40.0
Total notional amounts at end of period	$36,681.0	$36,480.1

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$1,044.6	$1,105.1
Foreign exchange contracts:
Foreign currency swaps	440.8	562.5
Currency forwards	2.2	0.2
Equity contracts:
Options	230.0	222.1
Credit contracts:
Credit default swaps	62.2	70.7
Total gross credit exposure	1,779.8	1,960.6
Less: collateral received	250.1	284.2
Net credit exposure	$1,529.7	$1,676.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

3.  Derivative Financial Instruments (continued)

The fair value of our derivative instruments classified as assets and liabilities were as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$210.1	$250.8	$708.0	$819.2
Foreign exchange contracts	345.8	410.8	258.0	300.4
Total derivatives designated as hedging instruments	$555.9	$661.6	$966.0	$1,119.6

Derivatives not designated as hedging instruments
Interest rate contracts	$731.4	$802.1	$525.3	$621.5
Foreign exchange contracts	80.9	121.3	142.5	155.1
Equity contracts	230.0	222.1	—	—
Credit contracts	62.2	70.7	243.2	227.2
Other contracts	—	—	110.2	185.2
Total derivatives not designated as hedging instruments	$1,104.5	$1,216.2	$1,021.2	$1,189.0

Total derivative instruments	$1,660.4	$1,877.8	$1,987.2	$2,308.6

(1)          The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)          The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $50.7 million and $60.2 million as of March 31, 2009, and December 31, 2008, respectively, are reported with contractholder funds on the consolidated statements of financial position.

Credit Derivatives Sold

When we sell credit protection, we are exposed to the underlying credit risk similar to purchasing a fixed maturity security instrument. The majority of our credit derivative contracts sold reference a single name or reference security (referred to as “single name credit default swaps”). The remainder of our credit derivatives reference either a basket or index of securities. These instruments are either referenced in an over-the-counter credit derivative transaction, or embedded within an investment structure that has been fully consolidated into our financial statements.

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $60.8 million for both March 31, 2009, and December 31, 2008. These credit derivative transactions have a net fair value of $21.8 million and $21.2 million at March 31, 2009, and December 31, 2008, respectively. Our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

3.  Derivative Financial Instruments (continued)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security as of March 31, 2009, and December 31, 2008. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	March 31, 2009
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$140.0	$(10.4)	$140.0	5.0
A	539.0	(18.4)	539.0	4.6
BBB	315.0	(26.8)	315.0	2.6
BB	43.0	(0.7)	43.0	0.3
Structured finance
BBB	16.0	(15.4)	16.0	22.2
BB	22.0	(19.9)	22.0	6.8
B	9.9	(8.9)	9.9	3.3
Total single name credit default swaps	1,084.9	(100.5)	1,084.9	3.6

Basket and index credit default swaps
Corporate debt
AAA	35.0	(1.6)	35.0	0.7
A	20.0	(0.9)	20.0	1.3
BBB	20.0	(1.5)	20.0	1.2
BB	15.0	(14.6)	15.0	3.8
B	130.0	(61.9)	130.0	1.2
Near default	20.0	(20.0)	20.0	2.8
Government/municipalities
AA	50.0	(17.9)	50.0	6.0
Structured finance
AA	20.0	(15.2)	20.0	6.2
BBB	5.0	(3.9)	5.0	16.9
Total basket and index credit default swaps	315.0	(137.5)	315.0	2.7
Total credit default swap protection sold	$1,399.9	$(238.0)	$1,399.9	3.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

3.  Derivative Financial Instruments (continued)

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

We also have invested in available-for-sale fixed maturity securities that contain credit default swaps that do not require bifurcation. These securities are subject to the credit risk of the issuer, normally a special purpose vehicle, which consists of the underlying credit default swaps and high quality fixed maturity securities that serve as collateral. A default event occurs if the cumulative losses exceed a specified attachment point, which is typically not the first loss of the portfolio. If a default event occurs that exceeds the specified attachment point, our investment may not be fully returned. We would have no future potential payments under these investments. The following tables show by the types of referenced/underlying asset class and external rating of the available-for-sale fixed maturity security our fixed maturity securities with nonbifurcatable embedded credit derivatives as of March 31, 2009, and December 31, 2008.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

3.  Derivative Financial Instruments (continued)

	March 31, 2009
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
AAA	$40.0	$19.5	5.4
A	15.0	11.6	1.1
BBB	5.0	3.7	1.1
BB	10.0	6.9	1.1
B	26.5	10.1	6.5
CCC	53.7	17.3	6.1
Total corporate debt	150.2	69.1	5.2
Structured finance
AAA	9.5	1.7	3.8
AA	54.9	13.4	5.7
A	59.0	21.1	5.3
BBB	23.4	7.3	5.4
BB	35.8	16.8	7.8
B	2.1	0.2	7.8
Total structured finance	184.7	60.5	6.1
Total fixed maturity securities with credit derivatives	$334.9	$129.6	5.9

	December 31, 2008
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
AAA	$55.0	$25.9	4.5
AA	5.0	4.0	1.3
A	35.0	19.0	3.1
BB	44.9	16.5	5.9
B	1.4	1.4	8.7
C	8.8	5.7	8.0
Total corporate debt	150.1	72.5	5.4
Structured finance
AAA	32.0	17.1	5.5
AA	47.4	18.4	5.6
A	66.0	15.1	5.5
BBB	34.4	14.4	6.5
BB	54.8	7.0	8.2
CCC	0.4	0.4	3.0
Total structured finance	235.0	72.4	6.1
Total fixed maturity securities with credit derivatives	$385.1	$144.9	5.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

3.  Derivative Financial Instruments (continued)

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

We also sell callable investment-type insurance contracts and use cancellable interest rate swaps and written interest rate swaptions to hedge the changes in fair value of the callable feature.

The net interest effect of interest rate swap and currency swap transactions for derivatives in fair value hedges is recorded as an adjustment to income or expense of the underlying hedged item in our consolidated statements of operations.

Hedge effectiveness testing for fair value relationships is performed utilizing a regression analysis approach for both prospective and retrospective evaluations.  This regression analysis will consider multiple data points for the assessment that the hedge continues to be highly effective in achieving offsetting changes in fair value.  In certain periods, the comparison of the change in value of the derivative and the change in the value of the hedged item may not be offsetting at a specific period in time due to small movements in value.  However, any amounts recorded as fair value hedges have shown to be highly effective in achieving offsetting changes in fair value both for present and future periods.

The following table shows the effect of derivatives in fair value hedging relationships and the related hedged items on the consolidated statements of operations for the three months ended March 31, 2009 and 2008. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Derivatives in fair value	Amount of gain (loss) recognized in net income on derivative for the three months ended March 31, (1)		Hedged items in fair value	Amount of gain (loss) recognized in net income on related hedged item for the three months ended March 31, (1)
hedging relationships	2009	2008	hedging relationships	2009	2008
	(in millions)			(in millions)
Interest rate contracts	$64.4	$(182.6)	Fixed maturities securities, available-for-sale	$(62.9)	$170.8
Interest rate contracts	6.1	8.2	Investment-type insurance contracts	(3.0)	(12.0)
Foreign exchange contracts	2.1	(12.7)	Fixed maturities securities, available-for-sale	2.7	13.1
Foreign exchange contracts	12.4	1.5	Investment-type insurance contracts	(3.0)	1.0
Total	$85.0	$(185.6)	Total	$(66.2)	$172.9

(1)          The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

Periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships of fixed maturities securities, available-for-sale of $27.5 million and $4.5 million in losses were reported in net investment income on the consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively. Periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships of investment-type insurance contracts of $25.8 million and $8.0 million in gains were reported in benefits, claims and settlement expenses on the consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

3.  Derivative Financial Instruments (continued)

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

The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 11.2 years. At March 31, 2009, we had $136.3 million of gross unrealized gains and $134.1 million of gross unrealized losses reported in accumulated OCI on the consolidated statements of financial position related to hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. During the three months ended March 31, 2009 and 2008, no amounts were reclassified from OCI into net income as a result of the determination that the hedged cash flows were probable of not occurring.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position for the three months ended March 31, 2009 and 2008. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Derivatives in cash flow hedging		Amount of gain (loss) recognized in accumulated OCI on derivative (effective portion) for the three months ended March 31,		Location of gain (loss) reclassified from accumulated OCI into net income (effective	Amount of gain (loss) reclassified from accumulated OCI on derivative (effective portion) for the three months ended March 31, (1)
relationships	Related hedged item	2009	2008	portion)	2009	2008
		(in millions)			(in millions)
Interest rate contracts	Fixed maturity securities, available-for-sale	$38.7	$53.4	Net investment income	$(1.1)	$0.8
Interest rate contracts	Investment-type insurance contracts	7.2	(18.3)	Benefits, claims and settlement expenses	(0.3)	—
Interest rate contracts	Debt	13.1	(20.0)	Operating expense	0.1	0.1
Foreign exchange contracts	Fixed maturity securities, available-for-sale	5.9	(87.8)	Net investment income	—	—
Foreign exchange contracts	Investment-type insurance contracts	(91.1)	146.6	Benefits, claims and settlement expenses	(0.7)	—
				Net realized capital gains (losses)	26.7	(2.9)
Total		$(26.2)	$73.9	Total	$26.9	$(2.0)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

3.  Derivative Financial Instruments (continued)

(1)          Does not include derivative periodic settlements. Periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships of fixed maturity securities, available-for-sale of $3.8 million and $2.4 million in gains were reported in net investment income on the consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively. Periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships of investment-type insurance contracts of $3.6 million and $1.6 million in losses were reported in benefits, claims and settlement expenses on the consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively. We did not have any periodic settlements on interest rate contracts in cash flow hedging relationships of debt for the three months ended March 31, 2009 and 2008.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net loss resulting from the ineffective portion of interest rate contracts in cash flow hedging relationships was zero and $0.6 million for the three months ended March 31, 2009 and 2008, respectively. The net loss resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.7 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively.

We expect to reclassify net losses of $6.2 million from accumulated OCI into net income in the next 12 months, which includes both net deferred losses on discontinued hedges and periodic settlements of active hedges.

Net Investment in Foreign Operations Hedges

From time to time, we take measures to hedge our net investments in our foreign subsidiaries from currency risks. We did not use any currency forwards during 2009 or 2008 to hedge our net investment in foreign operations.

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

The following table shows the effect of derivatives not designated as hedging instruments, including market value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations for the three months ended March 31, 2009 and 2008. Gains (losses) are primarily reported in net realized capital gains (losses) on the consolidated statements of operations.

	Amount of gain (loss) recognized in net income on derivative for the three months ended March 31,
Derivatives not designated as hedging instruments	2009	2008
	(in millions)
Interest rate contracts	$(23.4)	$14.5
Foreign exchange contracts	(7.9)	32.1
Equity contracts	3.0	6.5
Credit contracts	(24.6)	(59.4)
Other contracts (1)	9.1	11.5
Total	$(43.8)	$5.2

(1)          The gain for other contracts primarily includes the change in fair value of embedded derivatives.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

4. Federal Income Taxes

The effective income tax rate for the three months ended March 31, 2009, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income. Taxes on our share of earnings generated from equity method investments reflected in net investment income also contributed to a lower than U.S. statutory rate.

The effective income tax rate for the three months ended March 31, 2008, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the release of state deferred income tax liabilities associated with a reorganization of certain subsidiaries and the interest exclusion from taxable income.

The Internal Revenue Service is currently auditing our federal income tax returns for the years 2004 through 2007. We do not expect the results of these audits or developments in other tax areas to significantly increase or decrease the total amount of unrecognized tax benefits in the next twelve months, but the outcome of tax reviews is uncertain and unforeseen results can occur.

5. Employee and Agent Benefits

Components of net periodic benefit cost (income):

	Pension benefits		Other postretirement benefits
	For the three months ended March 31,		For the three months ended March 31,
	2009	2008	2009	2008
	(in millions)
Service cost	$12.8	$12.4	$2.8	$2.1
Interest cost	25.2	24.9	4.9	4.2
Expected return on plan assets	(19.9)	(32.6)	(6.5)	(9.4)
Amortization of prior service benefit	(1.9)	(1.9)	(0.5)	(0.6)
Recognized net actuarial loss (gain)	23.2	0.3	2.4	(0.8)
Net periodic benefit cost (income)	$39.4	$3.1	$3.1	$(4.5)

In 2008, our return on plans asset was lower than expected, which resulted in an actuarial loss and lower plan assets at December 31, 2008. The 2008 lower than expected return caused the expected return on plan assets in 2009 to be lower and the recognition of the actuarial loss to increase as the loss is amortized.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2009 will be zero so we will not be required to fund our qualified pension plan during 2009. However, it is possible that we may fund the qualified and nonqualified pension plans in 2009 for a combined total of between $20.0 million to $100.0 million. During the three months ended March 31, 2009, no contributions were made to these plans.

6. Contingencies, Guarantees and Indemnifications

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

6. Contingencies, Guarantees and Indemnifications (continued)

On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life. Principal Life’s Motion to Transfer Venue was granted and the case is now pending in the Southern District of Iowa. The complaint alleged, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives “revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans” and allegedly failed to use the revenue to defray the expenses of the services provided to the plans. Plaintiff further alleged that these acts constitute prohibited transactions under ERISA. Plaintiff sought to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained “revenue sharing” fees from mutual funds. On August 27, 2008, the Plaintiff’s Motion for Class Certification was denied. The Plaintiff filed a petition seeking permission to appeal that ruling. The petition was denied on October 28, 2008. Principal Life is aggressively defending the lawsuit.

On August 28, 2007, two plaintiffs, Walsh and Young, filed a putative class action lawsuit in the United States District Court for the Southern District of Iowa against Principal Life and Princor Financial Services Corporation (the “Principal Defendants”). The lawsuit alleges that the Principal Defendants breached alleged fiduciary duties to participants in employer-sponsored 401(k) plans who were retiring or leaving their respective plans, including providing misleading information and failing to act solely in the interests of the participants, resulting in alleged violations of ERISA. The Principal Defendants are aggressively defending the lawsuit.

On February 28, 2007, Luz Zapien (“Zapien”) filed a securities class action against Washington Mutual, Inc. (“WaMu”), us and certain mutual fund-related entities. The Complaint alleged that WaMu had inadequately disclosed an alleged shelf-space arrangement that misled fund investors during the putative class period. We were named in the Complaint based on our December 2006 purchase of the distributor, investment advisor and assets of the relevant WaMu mutual funds (“the acquired business”). This action was dismissed with prejudice on June 17, 2008. Plaintiff appealed the dismissal to Ninth Circuit Court of Appeals. On March 26, 2009, the Ninth Circuit Court of Appeals granted the parties’ stipulation to dismiss the appeal against the Principal defendants.  On August 20, 2008, counsel for the Plaintiffs filed a new class action, Robinson v. WM Trust I, et al., in the United States District Court for the Western District of Washington, making the same allegations that were contained in Zapien. On September 26, 2008, the Robinson Plaintiffs filed a First Amended Complaint which dropped the WaMu defendants, added four directors of the Principal Mutual Funds entity in their individual capacity, and amended the putative class to include “all persons or entities that purchased or otherwise acquired shares, units or like interests in any of the WM Funds (including through the reinvestment of Fund dividends) between March 1, 2002, and December 31, 2006, inclusive”. A new lead plaintiff, “Dumdie”, was substituted for Robinson. On April 17, 2009, the court approved the parties’ stipulated dismissal, ending the case.

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

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of March 31, 2009, was approximately $214.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that performance under these guarantees could materially affect net income in a particular quarter or annual period.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

6. Contingencies, Guarantees and Indemnifications (continued)

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

7. Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2008	3.0	10.0	259.1
Shares issued	—	—	0.5
Treasury stock acquired	—	—	(1.0)
Outstanding shares at March 31, 2008	3.0	10.0	258.6

Outstanding shares at January 1, 2009	3.0	10.0	259.3
Shares issued	—	—	0.9
Treasury stock acquired	—	—	(0.2)
Outstanding shares at March 31, 2009	3.0	10.0	260.0

Comprehensive income (loss) is as follows:

	For the three months ended March 31,
	2009	2008
	(in millions)
Net income	$122.6	$177.6
Net change in unrealized gains (losses) on fixed maturities, available-for-sale	10.8	(1,455.2)
Net change in noncredit component of impairment losses on fixed maturities, available-for-sale	(50.6)	—
Net change in unrealized losses on equity securities, available-for-sale	(52.3)	(8.9)
Net change in unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	64.9	0.6
Adjustments for assumed changes in amortization patterns	171.8	171.0
Adjustment for assumed changes in liability for policyholder benefits and claims	(39.3)	(7.7)
Net change in unrealized losses on derivative instruments	(25.6)	(36.7)
Change in net foreign currency translation adjustment	24.1	70.3
Change in unrecognized post-retirement benefit obligation	23.1	(3.1)
Provision for deferred income tax benefits (taxes)	(46.7)	492.3
Comprehensive income (loss)	$202.8	$(599.8)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

8. Fair Value of Financial Instruments

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

•                  Level 2 – Fair values are based on inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Our Level 2 assets and liabilities primarily include fixed maturity securities (including public and private bonds), equity securities, over-the-counter derivatives and other investments for which public quotations are not available but that are priced by third-party pricing services or internal models using substantially all observable inputs.

•                  Level 3 – Fair values are based on significant unobservable inputs for the asset or liability. Our Level 3 assets and liabilities include certain fixed maturity securities, private equity securities, complex derivatives and embedded derivatives that must be priced using broker quotes or other valuation methods that utilize at least one significant unobservable input.

Determination of fair value

The following discussion describes the valuation methodologies used for assets and liabilities measured at fair value. The techniques utilized in estimating the fair values of financial instruments are reliant on the assumptions used. Care should be exercised in deriving conclusions about our business, its value or financial position based on the fair value information of financial instruments presented below.

Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during the first quarter of 2009.

Fixed Maturities and Equity Securities

In determining fair value for fixed maturities, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm that they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, broker quotes, credit quality, industry events and economic events. If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to corporate bonds, as described below, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available. As of March 31, 2009, less than 2% of our fixed maturity securities, which were classified as Level 3 assets, were valued using internal pricing models.

For corporate bonds where quoted market prices are not available, a matrix pricing valuation approach is used. In this approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

8. Fair Value of Financial Instruments (continued)

Fair values of equity securities are determined using public quotations, when available. When public quotations are not available, we may utilize internal valuation methodologies appropriate for the specific asset. Fair values might also be determined using broker quotes or through the use of internal models or analysis.

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

Other Liabilities

Certain obligations reported in other liabilities include embedded derivatives to deliver underlying securities of structured investments to third parties.  The fair value of the embedded derivatives is calculated based on the value of the underlying securities utilizing the yield, credit quality and average maturity of each security.

 Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

8. Fair Value of Financial Instruments (continued)

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of March 31, 2009
	Assets / (liabilities) measured at fair	Fair value hierarchy level
	value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$592.9	$19.9	$573.0	$—
Non-U.S. governments	792.9	—	744.6	48.3
States and political subdivisions	1,986.9	—	1,986.9	—
Corporate	28,934.9	75.3	28,120.4	739.2
Residential mortgage-backed securities	2,070.9	—	2,070.9	—
Commercial mortgage-backed securities	3,514.6	—	3,466.9	47.7
Collateralized debt obligations	254.0	—	49.3	204.7
Other debt obligations	1,850.8	—	1,784.7	66.1
Total fixed maturities, available-for-sale	39,997.9	95.2	38,796.7	1,106.0
Fixed maturities, trading	821.4	—	763.1	58.3
Equity securities, available-for-sale	192.8	158.3	2.1	32.4
Equity securities, trading	126.2	64.9	61.3	—
Derivative assets (1)	1,660.4	—	1,570.3	90.1
Other investments (2)	62.4	12.5	49.9	—
Cash equivalents (3)	1,707.8	775.2	932.6	—
Sub-total excluding separate account assets	44,568.9	1,106.1	42,176.0	1,286.8

Separate account assets	50,534.2	27,653.2	17,472.1	5,408.9
Total assets	$95,103.1	$28,759.3	$59,648.1	$6,695.7

Liabilities
Investment-type insurance contracts (4)	$(50.7)	$—	$—	$(50.7)
Derivative liabilities (1)	(1,887.7)	—	(1,616.0)	(271.7)
Other liabilities (4)	(48.8)	—	(3.8)	(45.0)
Total liabilities	$(1,987.2)	$—	$(1,619.8)	$(367.4)

Net assets (liabilities)	$93,115.9	$28,759.3	$58,028.3	$6,328.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

8. Fair Value of Financial Instruments (continued)

	As of December 31, 2008
	Assets / (liabilities) measured at fair	Fair value hierarchy level
	value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale	$40,117.2	$126.7	$38,817.5	$1,173.0
Fixed maturities, trading	843.4	—	782.7	60.7
Equity securities, available-for-sale	242.7	176.4	10.1	56.2
Equity securities, trading	158.0	61.3	96.7	—
Derivative assets (1)	1,877.8	—	1,777.1	100.7
Other investments (2)	75.9	13.2	62.7	—
Cash equivalents (3)	1,807.9	656.3	1,151.6	—
Sub-total excluding separate account assets	45,122.9	1,033.9	42,698.4	1,390.6

Separate account assets	55,142.6	30,693.4	18,406.9	6,042.3
Total assets	$100,265.5	$31,727.3	$61,105.3	$7,432.9

Liabilities
Investment-type insurance contracts (4)	$(60.2)	$—	$—	$(60.2)
Derivative liabilities (1)	(2,139.1)	—	(1,872.2)	(266.9)
Other liabilities (4)	(109.3)	—	(5.5)	(103.8)
Total liabilities	$(2,308.6)	$—	$(1,877.7)	$(430.9)

Net assets (liabilities)	$97,956.9	$31,727.3	$59,227.6	$7,002.0

(1)   Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities.

(2)   Primarily includes seed money investments reported at fair value.

(3)   Includes short-term investments with a maturity date of three months or less when purchased.

(4)   Includes bifurcated embedded derivatives that are reported at fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

8. Fair Value of Financial Instruments (continued)

Changes in Level 3 fair value measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008, is as follows:

	For the three months ended March 31, 2009						Changes in
	Beginning asset / (liability)	Total realized/unrealized gains (losses)		Purchases,		Ending asset / (liability)	unrealized gains (losses) included in
	balance as		Included in	sales,		balance	net income
	of	Included in	other	issuances	Transfers	as of	relating to
	December	net income	comprehensive	and	in (out) of	March 31,	positions still
	31, 2008	(1)	income	settlements	Level 3	2009	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$45.3	$0.3	$(1.2)	$3.9	$—	$48.3	$0.3
Corporate	750.9	(22.6)	(17.1)	(25.7)	53.7	739.2	(21.2)
Commercial mortgage-backed securities	58.0	—	(4.3)	(2.9)	(3.1)	47.7	—
Collateralized debt obligations	236.8	(27.7)	5.6	(2.1)	(7.9)	204.7	(27.5)
Other debt obligations	82.0	—	0.6	8.1	(24.6)	66.1	—
Total fixed maturities, available-for-sale	1,173.0	(50.0)	(16.4)	(18.7)	18.1	1,106.0	(48.4)
Fixed maturities, trading	60.7	(1.4)	—	—	(1.0)	58.3	(1.4)
Equity securities, available-for-sale	56.2	6.2	(22.2)	(7.8)	—	32.4	—
Derivative assets	100.7	(10.8)	(0.1)	0.3	—	90.1	(9.2)
Separate account assets	6,042.3	(575.6)	—	(55.0)	(2.8)	5,408.9	(574.7)

Liabilities
Investment-type insurance contracts	(60.2)	3.9	—	5.6	—	(50.7)	4.0
Derivative liabilities	(266.9)	(8.2)	3.4	—	—	(271.7)	(8.2)
Other liabilities (2)	(103.8)	—	63.4	(4.6)	—	(45.0)	—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

8. Fair Value of Financial Instruments (continued)

	For the three months ended March 31, 2008						Changes in
	Beginning asset /	Total realized/unrealized gains (losses)		Purchases,		Ending asset / (liability)	unrealized gains (losses) included in
	(liability)		Included in	sales,		balance	net income
	balance as	Included in	other	issuances	Transfers	as of	relating to
	of January	net income	comprehensive	and	in (out) of	March 31,	positions still
	1, 2008	(1)	income	settlements	Level 3	2008	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale	$2,201.3	$(41.8)	$(349.0)	$(78.7)	$79.0	$1,810.8	$(39.6)
Fixed maturities, trading	92.3	(0.6)	—	14.8	—	106.5	(0.6)
Equity securities, available-for-sale	51.1	(23.3)	(10.1)	(1.8)	23.0	38.9	(23.7)
Derivative assets	54.3	18.5	4.8	—	—	77.6	18.7
Separate account assets	7,313.2	17.4	—	131.4	(73.8)	7,388.2	17.1

Liabilities
Investment-type insurance contracts	(49.3)	8.7	—	36.6	—	(4.0)	8.8
Derivative liabilities	(62.3)	(64.4)	0.4	0.6	—	(125.7)	(64.0)
Other liabilities (2)	(155.6)	—	33.4	(4.6)	—	(126.8)	—

(1)   Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses) within the consolidated statements of operations. Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities.

(2)   Certain embedded derivatives reported in other liabilities are part of a cash flow hedge, with the effective portion of the unrealized gains (losses) recorded in accumulated OCI.

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis. We did not have any assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2009. For the three months ended March 31, 2008, mortgage servicing rights with an aggregate cost of $9.0 million had been written down to fair value of $7.9 million, resulting in a charge of $1.1 million that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

9. Segment Information

We provide financial products and services through the following segments: U.S. Asset Accumulation, Global Asset Management, International Asset Management and Accumulation and Life and Health Insurance. In addition, there is a Corporate segment. The segments are managed and reported separately because they provide different products and services, have different strategies or have different markets and distribution channels.

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

Management uses segment operating earnings in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized capital gains (losses), as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized capital gains (losses), as adjusted, are net of income taxes, related changes in the amortization pattern of DPAC and sales inducements, recognition of deferred front-end fee revenues for sales charges on retirement products and services, net realized capital gains and losses distributed, noncontrolling interest capital gains and losses and certain market value adjustments to fee revenues. Net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on non-hedge derivative instruments and exclude certain market value adjustments of embedded derivatives. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues and revenue from our terminated commercial mortgage securities issuance operation. Segment operating revenues include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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
March 31, 2009
(Unaudited)

9. Segment Information (continued)

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2009	December 31, 2008
	(in millions)
Assets:
U.S. Asset Accumulation	$95,429.8	$100,468.8
Global Asset Management	1,201.0	1,320.6
International Asset Management and Accumulation	8,237.3	7,878.4
Life and Health Insurance	14,402.9	14,526.2
Corporate	3,963.8	3,988.4
Total consolidated assets	$123,234.8	$128,182.4

	For the three months ended March 31,
	2009	2008
	(in millions)
Operating revenues by segment:
U.S. Asset Accumulation	$1,007.5	$1,204.7
Global Asset Management	104.4	139.6
International Asset Management and Accumulation	64.0	183.7
Life and Health Insurance	1,131.0	1,187.6
Corporate	(45.7)	(55.3)
Total segment operating revenues	2,261.2	2,660.3
Add:
Net realized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(72.5)	(138.3)
Terminated commercial mortgage securities issuance operation	(0.1)	(21.3)
Total revenues per consolidated statements of operations	$2,188.6	$2,500.7
Operating earnings (losses) by segment, net of related income taxes:
U.S. Asset Accumulation	$93.1	$139.1
Global Asset Management	6.8	19.8
International Asset Management and Accumulation	17.0	31.7
Life and Health Insurance	71.8	79.2
Corporate	(24.7)	(11.4)
Total segment operating earnings, net of related income taxes	164.0	258.4
Net realized capital losses, as adjusted (1)	(50.9)	(74.7)
Other after-tax adjustments (2)	(0.3)	(9.5)
Net income available to common stockholders per consolidated statements of operations	$112.8	$174.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

9. Segment Information (continued)

(1)          Net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended March 31,
	2009	2008
	(in millions)

Net realized capital losses	$(63.3)	$(126.0)
Periodic settlements and accruals on non-hedge derivatives	(7.7)	(8.8)
Certain market value adjustments to fee revenues	(1.5)	(3.5)
Net realized capital losses, net of related revenue adjustments	(72.5)	(138.3)
Amortization of deferred policy acquisition and sales inducement costs	(24.8)	13.5
Capital losses distributed	6.7	9.3
Certain market value adjustments of embedded derivatives	4.0	—
Noncontrolling interest capital (gains) losses	(1.1)	6.7
Income tax effect	36.8	34.1
Net realized capital losses, as adjusted	$(50.9)	$(74.7)

(2)          For the three months ended March 31, 2009, other after-tax adjustments of $0.3 million included the negative effect of losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP.

For the three months ended March 31, 2008, other after-tax adjustments of $9.5 million included (1) the negative effect of losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP ($17.1 million) and (2) the positive effect of a change in estimated loss related to a prior year legal contingency ($7.6 million).

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

9. Segment Information (continued)

The following table summarizes operating revenues for our products and services:

	For the three months ended March 31,
	2009	2008
	(in millions)
U.S. Asset Accumulation:
Full service accumulation	$304.5	$362.7
Principal Funds	118.7	173.3
Individual annuities	240.9	219.9
Bank and trust services	18.3	20.1
Eliminations	(36.6)	(49.3)
Total Accumulation	645.8	726.7
Investment only	217.8	287.7
Full service payout	143.9	190.3
Total Guaranteed	361.7	478.0
Total U.S. Asset Accumulation	1,007.5	1,204.7
Global Asset Management (1)	104.4	139.6
International Asset Management and Accumulation	64.0	183.7
Life and Health Insurance:
Individual life insurance	334.9	349.0
Health insurance	429.8	465.4
Specialty benefits insurance	366.8	373.8
Eliminations	(0.5)	(0.6)
Total Life and Health Insurance	1,131.0	1,187.6
Corporate	(45.7)	(55.3)
Total operating revenues	$2,261.2	$2,660.3
Total operating revenues	$2,261.2	$2,660.3
Add:
Net realized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(72.5)	(138.3)
Terminated commercial mortgage securities issuance operation	(0.1)	(21.3)
Total revenues per consolidated statements of operations	$2,188.6	$2,500.7

(1)                                  Reflects inter-segment revenues of $46.5 million and $58.8 million for the three months ended March 31, 2009 and 2008, respectively.  These revenues are eliminated within the Corporate segment.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

10. Stock-Based Compensation Plans

As of March 31, 2009, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan.

As of March 31, 2009, the maximum number of new shares of common stock that were available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 13.3 million.

The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans is as follows:

	For the three months ended March 31,
	2009	2008
	(in millions)
Compensation cost	$13.8	$18.6
Related income tax benefit	4.5	6.0
Capitalized as part of an asset	1.2	1.6

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2005 Stock Incentive Plan. Total options granted were 2.2 million for the three months ended March 31, 2009. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 4.1 percent, a weighted-average expected volatility of 55.0 percent, a weighted-average risk-free interest rate of 2.1 percent and a weighted-average expected term of 6 years. The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2009, was $4.07 per share.

As of March 31, 2009, there were $15.2 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 2.1 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2005 Stock Incentive Plan. Total performance share awards granted were 0.5 million for the three months ended March 31, 2009. The performance share awards granted represent initial target awards and do not reflect potential decreases resulting from the final performance objective to be determined at the end of the performance period. The actual number of shares to be awarded at the end of each performance period will be either 0% or 100% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $11.07 per common share.

As of March 31, 2009, there were $4.5 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 2.3 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2005 Stock Incentive Plan. Total restricted stock units granted were 1.7 million for the three months ended March 31, 2009. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $11.08 per common share.

As of March 31, 2009, there were $38.8 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 2.1 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

10. Stock-Based Compensation Plans (continued)

Employee Stock Purchase Plan

As of January 1, 2009, the offering period for the Employee Stock Purchase Plan changed from three to six months. As a result of this change, no shares were purchased under this plan for the three months ended March 31, 2009.

The maximum number of shares of common stock that we may issue under the Employee Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the Initial Public Offering. As of March 31, 2009, a total of 1.9 million of new shares are available to be made issuable by us for this plan.

11. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended March 31,
	2009	2008
	(in millions, except per share data)
Net income	$122.6	$177.6
Subtract:
Net income (loss) attributable to noncontrolling interest	1.6	(4.8)
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$112.8	$174.2
Weighted-average shares outstanding
Basic	260.0	258.9
Dilutive effects:
Stock options	—	1.9
Restricted stock units	0.5	0.5
Diluted	260.5	261.3
Net income per common share:
Basic	$0.43	$0.67
Diluted	$0.43	$0.67

The calculation of diluted earnings per share for the three months ended March 31, 2009 and 2008, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008.

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG’s interest in PFS, (ii) Principal Life’s interest in all direct subsidiaries of Principal Life and (iii) PFS’s interest in Principal Life even though all such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles.  Earnings of subsidiaries are, therefore, reflected in the parent’s investment and earnings.  All intercompany balances and transactions, including elimination of the parent’s investment in subsidiaries, between PFG, Principal Life and PFS and all other subsidiaries have been eliminated, as shown in the column “Eliminations and Other.”  These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
March 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$35,767.9	$4,711.8	$(481.8)	$39,997.9
Fixed maturities, trading	—	680.9	140.5	—	821.4
Equity securities, available-for-sale	—	187.7	5.1	—	192.8
Equity securities, trading	—	0.4	125.8	—	126.2
Mortgage loans	—	10,838.9	2,531.4	(442.7)	12,927.6
Real estate	—	20.0	910.0	—	930.0
Policy loans	—	877.8	17.0	—	894.8
Investment in unconsolidated entities	3,340.9	3,124.4	(1,194.3)	(4,870.8)	400.2
Other investments	5.5	1,841.4	733.5	(397.9)	2,182.5
Cash and cash equivalents	17.2	1,116.7	1,774.4	(208.7)	2,699.6
Accrued investment income	—	730.8	59.7	(5.9)	784.6
Premiums due and other receivables	—	978.1	193.1	11.8	1,183.0
Deferred policy acquisition costs	—	4,185.8	188.9	—	4,374.7
Property and equipment	—	444.8	72.4	—	517.2
Goodwill	—	96.7	283.2	—	379.9
Other intangibles	—	35.3	845.1	—	880.4
Separate account assets	—	46,337.6	4,196.6	—	50,534.2
Other assets	7.1	457.4	493.4	2,449.9	3,407.8
Total assets	$3,370.7	$107,722.6	$16,087.6	$(3,946.1)	$123,234.8
Liabilities
Contractholder funds	$—	$42,757.1	$57.8	$(246.6)	$42,568.3
Future policy benefits and claims	—	15,911.7	2,740.6	(15.7)	18,636.6
Other policyholder funds	—	539.5	18.1	—	557.6
Short-term debt	—	—	530.8	—	530.8
Long-term debt	601.8	99.5	1,304.9	(713.5)	1,292.7
Income taxes currently payable	(7.8)	(348.1)	31.4	325.7	1.2
Deferred income taxes	(34.7)	(2,356.5)	203.1	2,295.5	107.4
Separate account liabilities	—	46,337.6	4,196.6	—	50,534.2
Other liabilities	102.5	3,154.0	3,663.4	(622.8)	6,297.1
Total liabilities	661.8	106,094.8	12,746.7	1,022.6	120,525.9
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	2.5	—	(2.5)	3.9
Additional paid-in capital	8,342.1	5,583.6	7,756.1	(13,339.7)	8,342.1
Retained earnings	3,845.2	630.8	288.6	(919.4)	3,845.2
Accumulated other comprehensive loss	(4,841.1)	(4,664.9)	(4,784.1)	9,449.0	(4,841.1)
Treasury stock, at cost	(4,721.6)	—	—	—	(4,721.6)
Total stockholders’ equity attributable to PFG	2,628.6	1,552.0	3,260.6	(4,812.6)	2,628.6
Noncontrolling interest	80.3	75.8	80.3	(156.1)	80.3
Total stockholders’ equity	2,708.9	1,627.8	3,340.9	(4,968.7)	2,708.9
Total liabilities and stockholders’ equity	$3,370.7	$107,722.6	$16,087.6	$(3,946.1)	$123,234.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$36,100.6	$4,509.1	$(492.5)	$40,117.2
Fixed maturities, trading	—	732.3	111.1	—	843.4
Equity securities, available-for-sale	—	234.2	8.5	—	242.7
Equity securities, trading	—	0.4	157.6	—	158.0
Mortgage loans	—	10,961.8	2,586.9	(435.1)	13,113.6
Real estate	—	20.1	899.3	—	919.4
Policy loans	—	881.4	15.0	—	896.4
Investment in unconsolidated entities	3,198.5	2,903.1	(597.2)	(5,085.0)	419.4
Other investments	5.5	2,431.9	734.8	(775.0)	2,397.2
Cash and cash equivalents	(2.0)	1,598.6	1,192.3	(180.9)	2,608.0
Accrued investment income	—	701.3	55.2	(5.8)	750.7
Premiums due and other receivables	0.9	819.6	153.5	14.1	988.1
Deferred policy acquisition costs	—	3,970.1	182.9	—	4,153.0
Property and equipment	—	447.1	71.1	—	518.2
Goodwill	—	96.7	278.8	—	375.5
Other intangibles	—	35.7	889.6	—	925.3
Separate account assets	—	51,069.1	4,073.5	—	55,142.6
Other assets	27.0	570.6	530.9	2,485.2	3,613.7
Total assets	$3,229.9	$113,574.6	$15,852.9	$(4,475.0)	$128,182.4
Liabilities
Contractholder funds	$—	$43,298.3	$40.2	$(251.9)	$43,086.6
Future policy benefits and claims	—	15,979.0	2,526.0	(10.8)	18,494.2
Other policyholder funds	—	517.9	18.3	—	536.2
Short-term debt	—	—	500.9	—	500.9
Long-term debt	601.8	99.5	1,296.8	(707.6)	1,290.5
Income taxes currently payable	(9.1)	(322.5)	26.0	307.5	1.9
Deferred income taxes	(39.4)	(2,352.0)	132.2	2,362.0	102.8
Separate account liabilities	—	51,069.1	4,073.5	—	55,142.6
Other liabilities	107.3	3,143.2	4,040.5	(833.6)	6,457.4
Total liabilities	660.6	111,432.5	12,654.4	865.6	125,613.1
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	2.5	—	(2.5)	3.9
Additional paid-in capital	8,376.5	5,626.6	7,797.7	(13,424.3)	8,376.5
Retained earnings	3,722.5	1,158.5	150.8	(1,309.3)	3,722.5
Accumulated other comprehensive loss	(4,911.6)	(4,737.6)	(4,846.7)	9,584.3	(4,911.6)
Treasury stock, at cost	(4,718.6)	—	—	—	(4,718.6)
Total stockholders’ equity attributable to PFG	2,472.8	2,050.0	3,101.8	(5,151.8)	2,472.8
Noncontrolling interest	96.5	92.1	96.7	(188.8)	96.5
Total stockholders’ equity	2,569.3	2,142.1	3,198.5	(5,340.6)	2,569.3
Total liabilities and stockholders’ equity	$3,229.9	$113,574.6	$15,852.9	$(4,475.0)	$128,182.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$901.3	$48.6	$—	$949.9
Fees and other revenues	—	304.5	258.1	(89.1)	473.5
Net investment income	—	770.9	49.0	8.6	828.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(223.2)	251.1	4.8	32.7
Total other-than-temporary impairment losses on available-for-sale securities	—	(145.2)	(1.4)	—	(146.6)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	49.6	1.0	—	50.6
Net impairment losses on available-for-sale securities	—	(95.6)	(0.4)	—	(96.0)
Net realized capital gains (losses)	—	(318.8)	250.7	4.8	(63.3)
Total revenues	—	1,657.9	606.4	(75.7)	2,188.6
Expenses
Benefits, claims and settlement expenses	—	1,285.3	25.2	(3.9)	1,306.6
Dividends to policyholders	—	63.5	—	—	63.5
Operating expenses	11.4	498.9	255.3	(77.2)	688.4
Total expenses	11.4	1,847.7	280.5	(81.1)	2,058.5

Income (loss) before income taxes	(11.4)	(189.8)	325.9	5.4	130.1

Income taxes (benefits)	(4.5)	(85.6)	97.6	—	7.5
Equity in the net income of subsidiaries	129.5	213.2	(98.8)	(243.9)	—
Net income	122.6	109.0	129.5	(238.5)	122.6
Net income attributable to noncontrolling interest	1.6	1.6	1.6	(3.2)	1.6
Net income attributable to PFG	121.0	107.4	127.9	(235.3)	121.0
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$112.8	$107.4	$127.9	$(235.3)	$112.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$962.3	$90.7	$—	$1,053.0
Fees and other revenues	—	367.9	360.1	(114.6)	613.4
Net investment income	—	814.4	143.7	2.2	960.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	27.4	(119.4)	33.5	(58.5)
Total other-than-temporary impairment losses on available-for-sale securities	—	(67.5)	—	—	(67.5)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	—	—	—
Net impairment losses on available-for-sale securities	—	(67.5)	—	—	(67.5)
Net realized capital losses	—	(40.1)	(119.4)	33.5	(126.0)
Total revenues	—	2,104.5	475.1	(78.9)	2,500.7
Expenses
Benefits, claims and settlement expenses	—	1,362.0	114.3	(4.3)	1,472.0
Dividends to policyholders	—	70.8	—	—	70.8
Operating expenses	12.4	508.3	329.3	(99.3)	750.7
Total expenses	12.4	1,941.1	443.6	(103.6)	2,293.5

Income (loss) before income taxes	(12.4)	163.4	31.5	24.7	207.2

Income taxes (benefits)	(5.6)	43.4	(7.6)	(0.6)	29.6
Equity in the net income of subsidiaries	184.4	17.2	145.3	(346.9)	—
Net income	177.6	137.2	184.4	(321.6)	177.6
Net loss attributable to noncontrolling interest	(4.8)	(4.5)	(4.8)	9.3	(4.8)
Net income attributable to PFG	182.4	141.7	189.2	(330.9)	182.4
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$174.2	$141.7	$189.2	$(330.9)	$174.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$23.4	$966.9	$(22.6)	$(17.8)	$949.9
Investing activities
Available-for-sale securities:
Purchases	—	(1,529.7)	(291.2)	49.0	(1,771.9)
Sales	—	690.5	75.3	—	765.8
Maturities	—	838.3	54.4	—	892.7
Mortgage loans acquired or originated	—	(94.4)	(12.3)	13.8	(92.9)
Mortgage loans sold or repaid	—	212.9	76.7	(6.1)	283.5
Real estate acquired	—	(0.2)	(3.5)	—	(3.7)
Real estate sold	—	—	0.4	—	0.4
Net purchases of property and equipment	—	(7.3)	(5.9)	—	(13.2)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(34.2)	—	(34.2)
Dividends received from unconsolidated entities	3.0	(1.7)	648.0	(649.3)	—
Net change in other investments	—	13.7	34.0	(60.8)	(13.1)
Net cash provided by investing activities	3.0	122.1	541.7	(653.4)	13.4
Financing activities
Issuance of common stock	4.0	—	—	—	4.0
Acquisition of treasury stock	(3.0)	—	—	—	(3.0)
Proceeds from financing element derivatives	—	36.8	—	—	36.8
Payments for financing element derivatives	—	(25.0)	—	—	(25.0)
Excess tax benefits from share-based payment arrangements	—	—	0.1	—	0.1
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	5.9	(5.9)	—
Principal repayments of long-term debt	—	—	(4.9)	—	(4.9)
Net proceeds of short-term borrowings	—	—	27.7	—	27.7
Dividends paid to parent	—	(648.0)	(1.3)	649.3	—
Investment contract deposits	—	1,886.2	—	—	1,886.2
Investment contract withdrawals	—	(2,819.4)	—	—	(2,819.4)
Net increase in banking operation deposits	—	—	35.5	—	35.5
Other	—	(1.5)	—	—	(1.5)
Net cash provided by (used in) financing activities	(7.2)	(1,570.9)	63.0	643.4	(871.7)
Net increase (decrease) in cash and cash equivalents	19.2	(481.9)	582.1	(27.8)	91.6

Cash and cash equivalents at beginning of period	(2.0)	1,598.6	1,192.3	(180.9)	2,608.0
Cash and cash equivalents at end of period	$17.2	$1,116.7	$1,774.4	$(208.7)	$2,699.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(7.6)	$900.0	$125.4	$(20.0)	$997.8
Investing activities
Available-for-sale securities:
Purchases	—	(1,814.2)	(81.2)	(10.4)	(1,905.8)
Sales	—	87.7	33.1	—	120.8
Maturities	—	976.1	67.9	—	1,044.0
Mortgage loans acquired or originated	—	(422.4)	(44.6)	35.1	(431.9)
Mortgage loans sold or repaid	—	237.9	73.8	(25.1)	286.6
Real estate acquired	—	(0.2)	(6.0)	—	(6.2)
Real estate sold	—	—	17.2	—	17.2
Net purchases of property and equipment	—	(20.1)	(6.0)	—	(26.1)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(2.3)	—	(2.3)
Dividends received from (contributions to) unconsolidated entities	6.1	(13.6)	7.3	0.2	—
Net change in other investments	—	(16.0)	(89.9)	40.8	(65.1)
Net cash provided by (used in) investing activities	6.1	(984.8)	(30.7)	40.6	(968.8)
Financing activities
Issuance of common stock	9.3	—	—	—	9.3
Acquisition of treasury stock	(6.1)	—	—	—	(6.1)
Proceeds from financing element derivatives	—	43.0	—	—	43.0
Payments for financing element derivatives	—	(37.5)	—	—	(37.5)
Excess tax benefits from share-based payment arrangements	—	1.0	1.5	—	2.5
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	9.4	(8.4)	1.0
Principal repayments of long-term debt	—	—	(4.9)	—	(4.9)
Net repayments of short-term borrowings	—	—	(122.9)	1.4	(121.5)
Dividends paid to parent	—	(7.3)	7.5	(0.2)	—
Investment contract deposits	—	2,283.5	—	—	2,283.5
Investment contract withdrawals	—	(2,599.1)	—	—	(2,599.1)
Net increase in banking operation deposits	—	—	186.9	—	186.9
Other	—	(1.6)	—	—	(1.6)
Net cash provided by (used in) financing activities	(5.0)	(318.0)	77.5	(7.2)	(252.7)
Net increase (decrease) in cash and cash equivalents	(6.5)	(402.8)	172.2	13.4	(223.7)
Cash and cash equivalents at beginning of period	(3.2)	927.8	536.4	(116.6)	1,344.4
Cash and cash equivalents at end of period	$(9.7)	$525.0	$708.6	$(103.2)	$1,120.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

12. Condensed Consolidating Financial Information (continued)

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008.

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG’s interest in PFS and (ii) PFS’s interest in Principal Life and all other subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles.  Earnings of subsidiaries are, therefore, reflected in the parent’s investment and earnings.  All intercompany balances and transactions, including elimination of the parent’s investment in subsidiaries, between PFG, PFS and Principal Life and all other subsidiaries have been eliminated, as shown in the column “Eliminations and Other.”  These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Condensed Consolidating Statements of Financial Position
March 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$39,997.9	$—	$39,997.9
Fixed maturities, trading	—	—	821.4	—	821.4
Equity securities, available-for-sale	—	—	192.8	—	192.8
Equity securities, trading	—	—	126.2	—	126.2
Mortgage loans	—	—	12,927.6	—	12,927.6
Real estate	—	—	930.0	—	930.0
Policy loans	—	—	894.8	—	894.8
Investment in unconsolidated entities	3,340.9	3,426.7	400.0	(6,767.4)	400.2
Other investments	5.5	118.8	2,126.2	(68.0)	2,182.5
Cash and cash equivalents	17.2	1,220.6	2,139.3	(677.5)	2,699.6
Accrued investment income	—	—	784.6	—	784.6
Premiums due and other receivables	—	—	1,182.1	0.9	1,183.0
Deferred policy acquisition costs	—	—	4,374.7	—	4,374.7
Property and equipment	—	—	517.2	—	517.2
Goodwill	—	—	379.9	—	379.9
Other intangibles	—	—	880.4	—	880.4
Separate account assets	—	—	50,534.2	—	50,534.2
Other assets	7.1	9.7	3,358.1	32.9	3,407.8
Total assets	$3,370.7	$4,775.8	$122,567.4	$(7,479.1)	$123,234.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)
March 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Liabilities
Contractholder funds	$—	$—	$42,568.3	$—	$42,568.3
Future policy benefits and claims	—	—	18,636.6	—	18,636.6
Other policyholder funds	—	—	557.6	—	557.6
Short-term debt	—	502.5	323.9	(295.6)	530.8
Long-term debt	601.8	455.0	235.9	—	1,292.7
Income taxes currently payable	(7.8)	(11.6)	5.6	15.0	1.2
Deferred income taxes	(34.7)	(11.2)	132.8	20.5	107.4
Separate account liabilities	—	—	50,534.2	—	50,534.2
Other liabilities	102.5	500.2	6,145.8	(451.4)	6,297.1
Total liabilities	661.8	1,434.9	119,140.7	(711.5)	120,525.9
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	—	17.8	(17.8)	3.9
Additional paid-in capital	8,342.1	7,756.1	7,142.8	(14,898.9)	8,342.1
Retained earnings	3,845.2	288.6	971.6	(1,260.2)	3,845.2
Accumulated other comprehensive loss	(4,841.1)	(4,784.1)	(4,783.9)	9,568.0	(4,841.1)
Treasury stock, at cost	(4,721.6)	—	(2.0)	2.0	(4,721.6)
Total stockholders’ equity attributable to PFG	2,628.6	3,260.6	3,346.3	(6,606.9)	2,628.6
Noncontrolling interest	80.3	80.3	80.4	(160.7)	80.3
Total stockholders’ equity	2,708.9	3,340.9	3,426.7	(6,767.6)	2,708.9
Total liabilities and stockholders’ equity	$3,370.7	$4,775.8	$122,567.4	$(7,479.1)	$123,234.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$40,117.2	$—	$40,117.2
Fixed maturities, trading	—	—	843.4	—	843.4
Equity securities, available-for-sale	—	—	242.7	—	242.7
Equity securities, trading	—	—	158.0	—	158.0
Mortgage loans	—	—	13,113.6	—	13,113.6
Real estate	—	—	919.4	—	919.4
Policy loans	—	—	896.4	—	896.4
Investment in unconsolidated entities	3,198.5	3,942.4	419.2	(7,140.7)	419.4
Other investments	5.5	129.5	2,340.1	(77.9)	2,397.2
Cash and cash equivalents	(2.0)	546.0	2,728.5	(664.5)	2,608.0
Accrued investment income	—	—	750.7	—	750.7
Premiums due and other receivables	0.9	6.7	980.8	(0.3)	988.1
Deferred policy acquisition costs	—	—	4,153.0	—	4,153.0
Property and equipment	—	—	518.2	—	518.2
Goodwill	—	—	375.5	—	375.5
Other intangibles	—	—	925.3	—	925.3
Separate account assets	—	—	55,142.6	—	55,142.6
Other assets	27.0	64.4	3,506.2	16.1	3,613.7
Total assets	$3,229.9	$4,689.0	$128,130.8	$(7,867.3)	$128,182.4
Liabilities
Contractholder funds	$—	$—	$43,086.6	$—	$43,086.6
Future policy benefits and claims	—	—	18,494.2	—	18,494.2
Other policyholder funds	—	—	536.2	—	536.2
Short-term debt	—	482.3	309.8	(291.2)	500.9
Long-term debt	601.8	454.9	233.8	—	1,290.5
Income taxes currently payable (receivable)	(9.1)	(7.0)	12.1	5.9	1.9
Deferred income taxes	(39.4)	(10.5)	126.9	25.8	102.8
Separate account liabilities	—	—	55,142.6	—	55,142.6
Other liabilities	107.3	570.8	6,246.2	(466.9)	6,457.4
Total liabilities	660.6	1,490.5	124,188.4	(726.4)	125,613.1
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	—	17.8	(17.8)	3.9
Additional paid-in capital	8,376.5	7,797.7	7,178.2	(14,975.9)	8,376.5
Retained earnings	3,722.5	150.8	1,494.4	(1,645.2)	3,722.5
Accumulated other comprehensive loss	(4,911.6)	(4,846.7)	(4,842.7)	9,689.4	(4,911.6)
Treasury stock, at cost	(4,718.6)	—	(2.0)	2.0	(4,718.6)
Total stockholders’ equity attributable to PFG	2,472.8	3,101.8	3,845.7	(6,947.5)	2,472.8
Noncontrolling interest	96.5	96.7	96.7	(193.4)	96.5
Total stockholders’ equity	2,569.3	3,198.5	3,942.4	(7,140.9)	2,569.3
Total liabilities and stockholders’ equity	$3,229.9	$4,689.0	$128,130.8	$(7,867.3)	$128,182.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$949.9	$—	$949.9
Fees and other revenues	—	—	476.6	(3.1)	473.5
Net investment income (loss)	—	(0.3)	828.8	—	828.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(0.2)	32.9	—	32.7
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(146.6)	—	(146.6)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	50.6	—	50.6
Net impairment losses on available-for-sale securities	—	—	(96.0)	—	(96.0)
Net realized capital losses	—	(0.2)	(63.1)	—	(63.3)
Total revenues	—	(0.5)	2,192.2	(3.1)	2,188.6
Expenses
Benefits, claims and settlement expenses	—	—	1,306.6	—	1,306.6
Dividends to policyholders	—	—	63.5	—	63.5
Operating expenses	11.4	11.8	668.3	(3.1)	688.4
Total expenses	11.4	11.8	2,038.4	(3.1)	2,058.5

Income (loss) before income taxes	(11.4)	(12.3)	153.8	—	130.1

Income taxes (benefits)	(4.5)	(6.5)	18.5	—	7.5
Equity in the net income of subsidiaries	129.5	135.3	—	(264.8)	—
Net income	122.6	129.5	135.3	(264.8)	122.6
Net income attributable to noncontrolling interest	1.6	1.6	1.5	(3.1)	1.6
Net income attributable to PFG	121.0	127.9	133.8	(261.7)	121.0
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$112.8	$127.9	$133.8	$(261.7)	$112.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,053.0	$—	$1,053.0
Fees and other revenues	—	0.1	617.0	(3.7)	613.4
Net investment income (loss)	—	(1.1)	961.4	—	960.3
Net realized capital losses, excluding impairment losses on available-for-sale securities	—	(0.3)	(58.2)	—	(58.5)
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(67.5)	—	(67.5)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	—	—	—
Net impairment losses on available-for-sale securities	—	—	(67.5)	—	(67.5)
Net realized capital losses	—	(0.3)	(125.7)	—	(126.0)
Total revenues	—	(1.3)	2,505.7	(3.7)	2,500.7
Expenses
Benefits, claims and settlement expenses	—	—	1,472.0	—	1,472.0
Dividends to policyholders	—	—	70.8	—	70.8
Operating expenses	12.4	11.4	730.6	(3.7)	750.7
Total expenses	12.4	11.4	2,273.4	(3.7)	2,293.5

Income (loss) before income taxes	(12.4)	(12.7)	232.3	—	207.2

Income taxes (benefits)	(5.6)	(4.5)	39.7	—	29.6
Equity in the net income of subsidiaries	184.4	192.6	—	(377.0)	—
Net income	177.6	184.4	192.6	(377.0)	177.6
Net loss attributable to noncontrolling interest	(4.8)	(4.8)	(4.9)	9.7	(4.8)
Net income attributable to PFG	182.4	189.2	197.5	(386.7)	182.4
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$174.2	$189.2	$197.5	$(386.7)	$174.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$23.4	$43.2	$872.4	$10.9	$949.9
Investing activities
Available-for-sale securities:
Purchases	—	(50.0)	(1,721.9)	—	(1,771.9)
Sales	—	—	765.8	—	765.8
Maturities	—	—	892.7	—	892.7
Mortgage loans acquired or originated	—	—	(92.9)	—	(92.9)
Mortgage loans sold or repaid	—	—	283.5	—	283.5
Real estate acquired	—	—	(3.7)	—	(3.7)
Real estate sold	—	—	0.4	—	0.4
Net purchases of property and equipment	—	—	(13.2)	—	(13.2)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(34.2)	—	(34.2)
Dividends received from unconsolidated entities	3.0	644.3	—	(647.3)	—
Net change in other investments	—	20.0	(13.6)	(19.5)	(13.1)
Net cash provided by investing activities	3.0	614.3	62.9	(666.8)	13.4
Financing activities
Issuance of common stock	4.0	—	—	—	4.0
Acquisition of treasury stock	(3.0)	—	—	—	(3.0)
Proceeds from financing element derivatives	—	—	36.8	—	36.8
Payments for financing element derivatives	—	—	(25.0)	—	(25.0)
Excess tax benefits from share-based payment arrangements	—	—	0.1	—	0.1
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	—	—	—
Principal repayments of long-term debt	—	—	(4.9)	—	(4.9)
Net proceeds (repayments) of short-term borrowings	—	20.1	12.0	(4.4)	27.7
Dividends paid to parent	—	(3.0)	(644.3)	647.3	—
Investment contract deposits	—	—	1,886.2	—	1,886.2
Investment contract withdrawals	—	—	(2,819.4)	—	(2,819.4)
Net increase in banking operation deposits	—	—	35.5	—	35.5
Other	—	—	(1.5)	—	(1.5)
Net cash provided by (used in) financing activities	(7.2)	17.1	(1,524.5)	642.9	(871.7)
Net increase (decrease) in cash and cash equivalents	19.2	674.6	(589.2)	(13.0)	91.6
Cash and cash equivalents at beginning of period	(2.0)	546.0	2,728.5	(664.5)	2,608.0
Cash and cash equivalents at end of period	$17.2	$1,220.6	$2,139.3	$(677.5)	$2,699.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2009
(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(7.6)	$(22.1)	$996.1	$31.4	$997.8
Investing activities
Available-for-sale securities:
Purchases	—	—	(1,905.8)	—	(1,905.8)
Sales	—	—	120.8	—	120.8
Maturities	—	—	1,044.0	—	1,044.0
Mortgage loans acquired or originated	—	—	(431.9)	—	(431.9)
Mortgage loans sold or repaid	—	—	286.6	—	286.6
Real estate acquired	—	—	(6.2)	—	(6.2)
Real estate sold	—	—	17.2	—	17.2
Net purchases of property and equipment	—	—	(26.1)	—	(26.1)
Purchases of interest in subsidiaries, net of cash acquired	—	(2.3)	—	—	(2.3)
Dividends received from unconsolidated entities	6.1	51.7	—	(57.8)	—
Net change in other investments	—	20.7	(65.4)	(20.4)	(65.1)
Net cash provided by (used in) investing activities	6.1	70.1	(966.8)	(78.2)	(968.8)
Financing activities
Issuance of common stock	9.3	—	—	—	9.3
Acquisition of treasury stock	(6.1)	—	—	—	(6.1)
Proceeds from financing element derivatives	—	—	43.0	—	43.0
Payments for financing element derivatives	—	—	(37.5)	—	(37.5)
Excess tax benefits from share-based payment arrangements	—	—	2.5	—	2.5
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	1.0	—	1.0
Principal repayments of long-term debt	—	—	(4.9)	—	(4.9)
Net repayments of short-term borrowings	—	(83.5)	(79.7)	41.7	(121.5)
Dividends paid to parent	—	(6.1)	(51.7)	57.8	—
Investment contract deposits	—	—	2,283.5	—	2,283.5
Investment contract withdrawals	—	—	(2,599.1)	—	(2,599.1)
Net increase in banking operation deposits	—	—	186.9	—	186.9
Other	—	—	(1.6)	—	(1.6)
Net cash used in financing activities	(5.0)	(89.6)	(257.6)	99.5	(252.7)
Net decrease in cash and cash equivalents	(6.5)	(41.6)	(228.3)	52.7	(223.7)
Cash and cash equivalents at beginning of period	(3.2)	349.1	1,665.1	(666.6)	1,344.4
Cash and cash equivalents at end of period	$(9.7)	$307.5	$1,436.8	$(613.9)	$1,120.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2009, compared with December 31, 2008, and our consolidated results of operations for the three months ended March 31, 2009 and 2008, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2008, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future; (3) continued declines and volatility in the equity markets could reduce our assets under management (“AUM”) and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) there can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect; (5) changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period; (6) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (7) our valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition; (8) the determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position; (9) gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income; (10) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (11) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (12) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (13) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (14) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (15) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (16) the pattern of amortizing our DPAC and other actuarial balances on our investment contract, participating life insurance and universal life-type products may change, impacting both the level of the asset and the timing of our net income; (17) we may need to fund deficiencies in our Closed Block assets; (18) we face risks arising from acquisitions of businesses; (19) changes in laws, regulations or accounting standards may reduce our profitability; (20)  results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (21) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (22) fluctuations in foreign currency exchange rates could reduce our profitability and (23) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests.

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

•                  International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, mutual funds, institutional asset management and life insurance accumulation products through operations in Brazil, Chile, China, Hong Kong Special Administrative Region, India, Indonesia, Malaysia, Mexico and Singapore.

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

Transactions Affecting Comparability of Results of Operations

Dispositions

We entered into disposition agreements or disposed of the following business during 2009 and 2008:

Post Advisory Group, LLC. Effective January 1, 2009, we sold certain asset management contracts within our Post Advisory Group, LLC subsidiary. The transaction does not qualify for discontinued operations treatment under U.S. GAAP. The realized capital gain from the sale, which is reflected in our Global Asset Management segment, is not material.

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

As a result of our decision to terminate our commercial mortgage securities issuance operation, amounts previously included in our Global Asset Management segment operating earnings related to our commercial mortgage securities issuance operation have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments.  Our commercial mortgage securities issuance operation had operating revenues of $(0.1) million and $(21.3) million for the three months ended March 31, 2009 and 2008, respectively.  Our commercial mortgage securities issuance operation had after-tax operating losses of $0.3 million and $17.1 million for the three months ended March 31, 2009 and 2008, respectively.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. Our consolidated net income was negatively impacted by $13.2 million and positively impacted by $5.8 million for the three months ended March 31, 2009 and 2008, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 10, Stock-Based Compensation Plans.”

Defined Benefit Pension Expense

The 2009 annual pension benefit expense for substantially all of our employees and certain agents is expected to be $157.6 million pre-tax, which is a $145.3 million increase from the 2008 pre-tax pension expense of $12.3 million. This increase is primarily due to lower than estimated returns on plan assets and a decrease in discount rate.  Approximately $39.4 million and $3.1 million of pre-tax pension expense were reflected in the determination of net income for the three months ended March 31, 2009 and 2008, respectively.  In addition, approximately $39.4 million of pre-tax pension expense will be reflected in each of the following three quarters for 2009. The discount rate used to develop the 2009 expense was 6.0%, down from the 6.3% discount rate used to develop the 2008 expense.  The expected long-term return on plan assets assumption was 8.0%, down from the 8.25% used to develop the 2008 expense.

Recent Accounting Pronouncements

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
	2009	2008	Increase (decrease)
	(in millions)
Revenues:
Premiums and other considerations	$949.9	$1,053.0	$(103.1)
Fees and other revenues	473.5	613.4	(139.9)
Net investment income	828.5	960.3	(131.8)
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	32.7	(58.5)	91.2
Total other-than-temporary impairment losses on available-for-sale securities	(146.6)	(67.5)	(79.1)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	50.6	—	50.6
Net impairment losses on available-for-sale securities	(96.0)	(67.5)	(28.5)
Net realized capital losses	63.3	(126.0)	62.7
Total revenues	2,188.6	2,500.7	(312.1)
Expenses:
Benefits, claims and settlement expenses	1,306.6	1,472.0	(165.4)
Dividends to policyholders	63.5	70.8	(7.3)
Operating expenses	688.4	750.7	(62.3)
Total expenses	2,058.5	2,293.5	(235.0)
Income before income taxes	130.1	207.2	(77.1)
Income taxes	7.5	29.6	(22.1)
Net income	122.6	177.6	(55.0)
Net income (loss) attributable to noncontrolling interest	1.6	(4.8)	6.4
Net income attributable to Principal Financial Group, Inc.	121.0	182.4	(61.4)
Preferred stock dividends	8.2	8.2	—
Net income available to common stockholders	$112.8	$174.2	$(61.4)

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Net Income Available to Common Stockholders

Net income available to common stockholders decreased primarily due to lower profitability in our U.S. Asset Accumulation segment as a result of declining equity markets, which resulted in lower fees collected from our account values and an increase in DPAC amortization.  In addition, net income available to common stockholders decreased in our International Asset Management and Accumulation segment primarily due to lower investment returns in Chile on assets not backing segment insurance products as a result of deflation in first quarter 2009 and the weakening of the Brazilian real and the Mexican peso against the U.S. dollar. Net income available to common stockholders also decreased for our Global Asset Management segment primarily due to the severe downturn in global financial markets during 2008 and through the early part of 2009, which led to a significant reduction in AUM and revenues and thus to a reduction in earnings. Furthermore, net income available to common stockholders decreased in our Corporate segment due to the release of state deferred income tax liabilities associated with the reorganization of certain subsidiaries in 2008 with no corresponding activity in 2009. These decreases in net income available to common stockholders were partially offset by lower net realized capital losses resulting from mark to market gains versus losses on derivatives and fixed maturity securities classified as trading and higher gains on sales of fixed maturity securities.

Total Revenues

Premiums decreased $54.3 million for the U.S. Asset Accumulation segment, primarily due to a decrease in sales of annuities with life contingencies in our full service payout and individual annuities businesses.  In addition, premiums and other considerations decreased $47.5 million for the Life and Health Insurance segment primarily due to a reduction in average covered medical members in our health insurance business and due to the expected continued decline from the decreasing block of traditional life insurance business.

Fees for the U.S. Asset Accumulation segment decreased $101.6 million, primarily due to lower fee income stemming from a decrease in account values as a result of the declining equity markets from 2008 to 2009.  In addition, fees for the Global Asset Management segment decreased $35.0 million due to a decrease in AUM as a result of declining market conditions and the sale of certain asset management contracts within Post Advisory Group, LLC.

Net investment income decreased primarily due to lower investment returns on invested assets and cash.

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark to market adjustments of certain invested assets and our decision to sell appreciated invested assets.  Net realized capital losses decreased primarily due to mark to market gains versus losses on derivatives and fixed maturity securities classified as trading and higher gains on sales of fixed maturity securities.  For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $89.8 million for the International Asset Management and Accumulation segment, primarily due to lower interest crediting rates to customers, which are impacted by deflation in Chile.  Benefits, claims and settlement expenses decreased $64.8 million in our U.S. Asset Accumulation segment primarily due to a decrease in our investment only business resulting from a decline in account values, reflecting our decision to scale back this business, and lower variable crediting rates. Furthermore, lower sales of full service payout annuities with life contingencies also contributed to the decrease in benefits, claims and settlement expenses.

Operating expenses decreased $38.4 million for the Life and Health Insurance segment primarily due to lower DPAC amortization and lower compensation costs.  Operating expenses also decreased $18.5 million for the Global Asset Management segment primarily due to lower staff related costs resulting from expense savings initiatives.

Income Taxes

The effective income tax rates were 6% and 14% for the three months ended March 31, 2009 and 2008, respectively. The effective income tax rate for the three months ended March 31, 2009, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the interest exclusion from taxable income and taxes on our share of earnings generated from equity method investments, which are reflected in net investment income.  The effective income tax rate for the three months ended March 31, 2008, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the release of state deferred income tax liabilities associated with a reorganization of certain subsidiaries and the interest exclusion from taxable income. The effective income tax rate decreased to 6% from 14% for the three months ended March 31, 2009 and 2008, respectively, primarily due to a decline in our pre-tax income with no proportionate change in permanent tax differences.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Segment Information.”

U.S. Asset Accumulation Segment

U.S. Asset Accumulation Segment Summary Financial Data

Account values are a key indicator of earnings growth for the segment, as account values are the asset base by which the segment generates much of its fee and spread-based revenues.  Net cash flow and market performance are the two main drivers of account value growth.  Net cash flow reflects the segment’s ability to attract and retain client deposits.  Market performance reflects not only the equity market performance, but also the investment performance of fixed income investments supporting our spread business.  The percentage growth or decline in earnings of the businesses that make up this segment should closely track the percentage growth or decline in account values. This trend may vary due to changes in business and/or product mix.

The following table presents the U.S. Asset Accumulation account value rollforward for the periods indicated:

	For the three months ended March 31,
	2009	2008
	(in billions)
Account values, beginning of period	$146.1	$180.8
Net cash flow	2.0	3.2
Credited investment performance	(6.1)	(8.4)
Other	(0.3)	(1.1)
Account values, end of period	$141.7	$174.5

The following table presents certain summary financial data relating to the U.S. Asset Accumulation segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2009	2008	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$69.0	$123.3	$(54.3)
Fees and other revenues	277.9	381.5	(103.6)
Net investment income	660.6	699.9	(39.3)
Total operating revenues	1,007.5	1,204.7	(197.2)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	590.1	656.8	(66.7)
Operating expenses	312.7	370.6	(57.9)
Total expenses	902.8	1,027.4	(124.6)
Operating earnings before income taxes	104.7	177.3	(72.6)
Income taxes	11.6	38.2	(26.6)
Operating earnings	$93.1	$139.1	$(46.0)

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Operating Earnings

Operating earnings decreased $17.0 million in our full service accumulation business primarily due to lower fee income resulting from a decrease in account values stemming from declining equity markets from 2008 to 2009. In addition, operating earnings decreased $11.5 million in our individual annuities business primarily due to an increase in DPAC amortization related to declining equity markets from 2008 to 2009. Furthermore, operating earnings decreased $7.9 million in our investment only business primarily due to a decrease in net investment income resulting from a decline in average invested assets, reflecting our decision to scale back this business, our decision to pursue a more liquid investment strategy and from a decrease in short-term investment rates.

Operating Revenues

Premiums decreased $39.2 million in our full service payout business primarily due to a decrease in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period. In addition, premiums decreased $15.1 million in our individual payout annuities business primarily due to a decrease in sales of annuities with life contingencies.

Fees decreased $60.5 million in our full service accumulation business primarily due to lower fee income stemming from a decrease in account values as a result of the declining equity markets from 2008 to 2009. Fees decreased $41.3 million in our Principal Funds business primarily due to a decline in distribution income and management fees stemming from a decrease in average account values, which resulted from a decline in the equity markets from 2008 to 2009.

Net investment income decreased primarily due to lower investment returns on invested assets and cash, which related to our move to a more liquid investment strategy for the segment.

Total Expenses

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $57.5 million in our investment only business primarily due to a decline in account values and lower variable crediting rates. In addition, our full service payout business benefits, claims and settlement expenses decreased $40.1 million primarily due to a decrease in the change in reserves resulting from lower sales of annuities with life contingencies. Partially offsetting the overall decrease was a $25.1 million increase in our individual annuities business due to an increase in cost of interest credited and higher benefit payments resulting from a larger block of fixed annuities.

Operating expenses in our full service accumulation business decreased $37.8 million primarily due to decreases in investment management fee expense resulting from a decline in average account values and from a decrease in compensation expenses. In addition, operating expenses within Principal Funds decreased $31.2 million primarily due to lower fees paid to advisors resulting from a decrease in average account values.

Income Taxes

The effective income tax rates for the segment were 11% and 22% for the three months ended March 31, 2009 and 2008, respectively. The effective income tax rates for both the three months ended March 31, 2009 and 2008, were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income. The effective income tax rate decreased to 11% from 22% for the three months ended March 31, 2009 and 2008, respectively, primarily due to a decline in our pre-tax income with no proportionate change in permanent tax differences.

Global Asset Management Segment

Global Asset Management Segment Summary Financial Data

 AUM is a key indicator of earnings growth for our Global Asset Management segment, as AUM is the base by which we generate revenues.  Net cash flow and market performance are the two main drivers of AUM growth.  Net cash flow reflects our ability to attract and retain client deposits.  Market performance reflects equity, fixed income and real estate market performance.  The percentage growth or decline in earnings of the segment will generally track with the percentage growth or decline in AUM.  This trend may vary due to changes in business and/or product mix.

The following table provides the AUM rollforward for assets managed by Global Asset Management for the periods indicated:

	For the three months ended March 31,
	2009	2008
	(in billions)
AUM, beginning of period	$190.0	$236.0
Net cash flow	1.0	3.4
Investment performance	(5.7)	(7.7)
Operations disposed (1)	(3.8)	—
Other	(1.0)	(1.8)
AUM, end of period	$180.5	$229.9

(1)             Includes disposition of certain asset management contracts within Post Advisory Group, LLC.

The following table presents certain summary financial data relating to the Global Asset Management segment for the periods indicated:

	For the three months ended March 31,
	2009	2008	Increase (decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$100.6	$131.5	$(30.9)
Net investment income	3.8	8.1	(4.3)
Total operating revenues	104.4	139.6	(35.2)
Expenses:
Total expenses	93.4	107.2	(13.8)
Operating earnings before income taxes and noncontrolling interest	11.0	32.4	(21.4)
Income taxes	3.7	10.6	(6.9)
Operating earnings attributable to noncontrolling interest	0.5	2.0	(1.5)
Operating earnings	$6.8	$19.8	$(13.0)

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Operating Earnings

The severe downturn in global financial markets during 2008 and through the early part of 2009 has led to a significant reduction in our AUM and revenues and thus to a reduction in operating earnings.  This decline was offset in part by a series of expense savings initiatives, which have been undertaken in recent months.

Operating Revenues

Fees decreased $30.9 million primarily due to a decrease in AUM as a result of declining market conditions and the 2009 sale of certain asset management contracts within Post Advisory Group, LLC.

Net investment income decreased $4.3 million as a result of the declining interest rate environment and lower investment income earned on our loan portfolio.

Total Expenses

Total expenses decreased $13.8 million primarily due to lower staff related costs resulting from expense savings initiatives.

Income Taxes

The effective income tax rates for the segment were 34% and 33% for the three months ended March 31, 2009 and 2008, respectively.  The effective income tax rates were lower than the U.S. statutory rate, primarily due to the inclusion of income attributable to noncontrolling interest in pre-tax operating earnings with no corresponding change in income taxes reported by the parent.

International Asset Management and Accumulation Segment

International Asset Management and Accumulation Segment Summary Financial Data

AUM is a key indicator of earnings growth for the segment, as AUM is the base by which we can generate profits.  Net cash flow and market performance are the two main drivers of AUM growth.  Net cash flow reflects our ability to attract and retain client deposits.  Market performance reflects the investment returns on our underlying AUM.  The percentage growth or decline in the earnings of our International Asset Management and Accumulation segment will generally track with the percentage growth or decline in AUM.  This trend may vary due to changes in business and/or product mix.  Our AUM and financial results are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the countries in which we have business.

The following table presents the International Asset Management and Accumulation AUM rollforward for the periods indicated:

	For the three months ended March 31,
	2009	2008
	(in billions)
AUM, beginning of period	$23.1	$28.7
Net cash flow	0.5	0.7
Investment performance	0.4	(0.3)
Effect of exchange rates	(0.4)	1.3
Other	(0.1)	(0.2)
AUM, end of period	$23.5	$30.2

The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the periods indicated:

	For the three months ended March 31,
	2009	2008	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$41.2	$42.8	$(1.6)
Fees and other revenues	24.1	35.3	(11.2)
Net investment income (loss)	(1.3)	105.6	(106.9)
Total operating revenues	64.0	183.7	(119.7)
Expenses:
Benefits, claims and settlement expenses	21.7	111.5	(89.8)
Operating expenses	22.2	36.4	(14.2)
Total expenses	43.9	147.9	(104.0)
Operating earnings before income taxes and noncontrolling interest	20.1	35.8	(15.7)
Income taxes	3.1	4.2	(1.1)
Operating loss attributable to noncontrolling interest	—	(0.1)	0.1
Operating earnings	$17.0	$31.7	$(14.7)

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Operating Earnings

Operating earnings in Chile decreased $8.4 million primarily due to lower investment returns on assets not backing segment insurance products as a result of deflation in first quarter 2009.  In addition, operating earnings decreased $6.5 million primarily due to the weakening of the Brazilian real and the Mexican peso against the U.S. dollar.

Operating Revenues

Premiums in Chile decreased $1.5 million primarily due to the weakening of the Chilean peso against the U.S. dollar, partially offset by higher sales of single premium annuities with life contingencies.

Fees and other revenues in Mexico and Chile, combined, decreased $6.0 million primarily due to the weakening of the Mexican peso and Chilean peso against the U.S. dollar.  In addition, fees and other revenues decreased in Hong Kong and India primarily due to lower AUM.

Net investment income decreased primarily due to lower investment returns on average invested assets and cash, excluding our equity method investments, as a result of deflation in Chile in first quarter 2009.

Total Expenses

Benefits, claims and settlement expenses decreased $86.0 million in Chile, primarily due to lower interest crediting rates to customers, which are impacted by deflation similar to net investment income.

Operating expenses in Mexico decreased $5.8 million primarily due to lower DPAC and present value of future profit amortization largely resulting from net unlocking and true-up adjustments.  In addition, operating expenses in India decreased $3.0 million primarily due to a reduction in fund expenses passed to our asset management company.  Furthermore, operating expenses in Chile decreased $3.0 million primarily due to the weakening of the Chilean peso against the U.S. dollar and lower inflation-based interest costs.

Income Taxes

The effective income tax rates for this segment were 15% and 12% for the three months ended March 31, 2009 and 2008, respectively.  The effective income tax rate for the three months ended March 31, 2009, was lower than the U.S. statutory rate, primarily as a result of taxes on our share of earnings generated from equity method investments being reflected in net investment income. The effective income tax rate for the three months ended March 31, 2008, was lower than the U.S. statutory rate, primarily as a result of taxes on our share of earnings generated from equity method investments being included in net investment income and lower tax rates of foreign jurisdictions.

Life and Health Insurance Segment

Individual Life Insurance Trends

Our life insurance premiums are influenced by both economic and industry trends. In addition, we continue to shift our marketing emphasis to universal life insurance products from traditional life insurance products. Due to this shift in marketing emphasis, premiums related to our traditional life insurance products have declined.  Fee revenues from our universal and variable universal life insurance products have also declined slightly as growth in fee revenues has been more than offset by negative unearned revenue amortization related to worse mortality experience.

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated:

	For the three months ended March 31,
	2009	2008
	(in millions)
Universal and variable universal life insurance fee revenue	$80.4	$82.3
Traditional life insurance premiums	140.4	148.3

Health Insurance Trends

We have experienced lower premium revenue as increases in premium per member have been more than offset by a decrease in average covered medical members.

Our health insurance premium and fees were as follows for the periods indicated:

	For the three months ended March 31,
	2009	2008
	(in millions)
Premium and fees:
Group medical insurance	$388.8	$419.7
Fee-for-service	34.6	37.0

Specialty Benefits Insurance Trends

Despite an increase in sales during the first quarter, premium and fees for our specialty benefits insurance business decreased slightly due to higher lapses caused by competitive market conditions and pricing discipline, as well as the economic impact on employment levels of our existing employer customers.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated:

	For the three months ended March 31,
	2009	2008
	(in millions)
Premium and fees:
Group dental and vision insurance	$136.7	$138.9
Group life insurance	83.5	86.1
Group disability insurance	74.3	76.5
Individual disability insurance	44.4	41.8

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

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

	For the three months ended March 31,
	2009	2008	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$838.1	$885.6	$(47.5)
Fees and other revenues	127.3	131.0	(3.7)
Net investment income	165.6	171.0	(5.4)
Total operating revenues	1,131.0	1,187.6	(56.6)
Expenses:
Benefits, claims and settlement expenses	699.8	707.6	(7.8)
Dividends to policyholders	62.4	70.3	(7.9)
Operating expenses	261.5	291.0	(29.5)
Total expenses	1,023.7	1,068.9	(45.2)
Operating earnings before income taxes	107.3	118.7	(11.4)
Income taxes	35.5	39.5	(4.0)
Operating earnings	$71.8	$79.2	$(7.4)

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Operating Earnings

Operating earnings in our specialty benefits insurance business decreased $6.8 million primarily due to a favorable change in reserve assumptions in 2008 related to our individual disability business and a decline in net investment income.  In addition, operating earnings in our health insurance business decreased $2.8 million primarily due to a reduction in average covered medical members.  Partially offsetting these decreases was a $2.2 million increase in our individual life insurance business due to updating the dividend scale to reflect the experience of the Closed Block, which was partially offset by worse mortality experience net of a decrease in DPAC amortization.

Operating Revenues

Premiums decreased $30.4 million in our health insurance business due to a reduction in average covered medical members, as lapses were greater than new sales.  In addition, premiums decreased $12.7 million in our individual life insurance business primarily due to the expected continued decline from the decreasing block of traditional life insurance business.

Fees and other revenues decreased $2.8 million in our health insurance business, largely due to a decrease in average fee-for-service medical members.  Fees and other revenues decreased $1.0 million in our individual life insurance business primarily due to negative unearned revenue amortization, resulting from worse mortality experience, which was mostly offset by growth in the universal life and variable universal life lines of business.

Net investment income decreased primarily due to lower investment returns on invested assets and cash.

Total Expenses

Benefits, claims and settlement expenses decreased $25.9 million in our health insurance business due to a decrease in average covered medical members partially offset by higher claim costs per member.  Partially offsetting this decrease was a $14.9 million increase in benefits, claims and settlement expenses for our individual life insurance business due to an increase in claims and associated reserves and higher cost of interest credited related to growth in the universal life and variable universal life insurance lines of business.  Benefits, claims and settlement expense increased $3.2 million in our specialty benefits insurance business primarily due to a favorable change in reserves assumptions in 2008 related to our individual disability business.

Dividends to policyholders decreased $7.9 million, primarily from updating the policyholder dividend scale to reflect the experience of the Closed Block.

Operating expenses decreased $23.9 million in our individual life insurance business primarily related to lower DPAC amortization and lower compensation costs.  In addition, operating expense decreased $5.7 million in our health insurance business primarily due to actively managing expenses to align with a decline in insured medical and fee-for-service members and to offset an increase in employee pension cost.  Operating expenses for our specialty benefits business remained flat as expense reductions were offset by an increase in employee pension costs.

Income Taxes

The effective income tax rate for this segment was 33% for both the three months ended March 31, 2009 and 2008.   The effective income tax rate was lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
	2009	2008	Increase (decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(45.7)	$(55.3)	$9.6
Expenses:
Total expenses	(19.7)	(28.3)	8.6
Operating losses before income taxes and preferred stock dividends	(26.0)	(27.0)	1.0
Income tax benefits	(9.5)	(23.8)	14.3
Preferred stock dividends	8.2	8.2	—
Operating losses	$(24.7)	$(11.4)	$(13.3)

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Operating Losses

Operating losses increased due to the release of state deferred income tax liabilities associated with the reorganization of certain subsidiaries in 2008 with no corresponding activity in 2009.

Operating Revenues

Operating revenues increased due to a decrease in inter-segment eliminations included in this segment, which was mostly offset by a corresponding change in total expenses.

Total Expenses

Total expenses increased due to a decrease in inter-segment eliminations included in this segment, which was offset by a corresponding change in operating revenues.  This increase was partially offset by lower interest expense on corporate debt.

Income Taxes

Income tax benefits decreased due to the release of state deferred income tax liabilities associated with the reorganization of certain subsidiaries in 2008 with no corresponding activity in 2009.

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

Although approximately $17.7 billion, or 99%, of our institutional guaranteed investment contracts (“GICs”) and funding agreements cannot be redeemed by contractholders prior to maturity and our life insurance and annuity liabilities contain provisions limiting early surrenders, given market conditions we have taken steps to increase liquidity by increasing cash and cash equivalent holdings to $2.7 billion as of March 31, 2009.  As a result of increased cash holdings, current yields will be lower than historically experienced. This trend will continue as long as market conditions remain strained and we continue to invest new cash inflows in cash and liquid investments. Our liquidity is supported by an increasing portfolio of government-backed securities, $3.1 billion as of March 31, 2009, that may be utilized to bolster our liquidity position through alternative secured borrowing transactions with various third parties, disposing of assets into the open market or accessing advances via our Federal Home Loan Bank of Des Moines membership, if needed.

In response to the market dislocation affecting the banking system and financial markets, various government institutions have established economic stabilization programs.  As a savings and loan holding company subject to oversight of the Office of Thrift Supervision, we have applied to participate in the U.S. Department of the Treasury’s Capital Purchase Program (“CPP”).  Although no determination with respect to our participation has been made, if we participate in CPP, we would issue an equity-linked security and warrants to the Treasury and would be subject to certain limitations in the operation of our business.

As a savings and loan holding company, we are eligible to participate in the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program.  To issue debt under the program, however, the FDIC requires all savings and loan holding companies to apply for an exception to establish a debt guarantee limit.  Increasing inter-bank lending is one of the primary purposes of the program.  The FDIC pointed to our lack of participation in inter-bank lending as one of several reasons it was not likely to grant an exception.  As a result, we withdrew our application during first quarter 2009.

PFS was accepted for the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”). Under the program, our commercial paper must maintain ratings of at least A-1/P-1/F-1 by at least two ratings agencies. S&P and Moody’s recently downgraded PFS’s commercial paper rating; consequently, PFS will no longer be eligible to issue commercial paper under the

CPFF.  As a result, we will be required to pay the maturing commercial paper issued under CPFF from existing sources of liquidity. As of March 31, 2009, PFS had $233.0 million outstanding under CPFF, which will mature by May 2009. Since becoming an A-2/P-2 issuer, we have been able to access the commercial paper market with cumulative issuances totaling over $400.0 million to date.

As of March 31, 2009, we had credit facilities with various financial institutions in an aggregate amount of $829.8 million. As of March 31, 2009 and December 31, 2008, we had $530.8 million and $500.9 million, respectively, of outstanding unsecured borrowings under the credit facilities.  Our credit facilities include a $600.0 million commercial paper program, of which we issued $502.5 million as of March 31, 2009, $233.0 million of which was issued under the Federal Reserve’s CPFF. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of March 31, 2009. On October 5, 2008, Lehman Commercial Paper Inc. (“LCP”), a subsidiary of Lehman Brothers Holdings Inc., filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. LCP is a lender under our credit facility and had committed to provide $21.0 million under the facility. We are pursuing an amendment to our commercial paper back-stop facility to remove LCP, which will reduce our committed back-stop facility to $579.0 million.

The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. In general, the current statutory limitation is the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Under this limitation, Principal Life could pay approximately $651.3 million in stockholder dividends in 2009 without exceeding the statutory limitation. On March 27, 2009, a $645.0 million ordinary dividend was paid by Principal Life to its parent company from internal sources of liquidity.

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

Net cash provided by operating activities was $949.9 million and $997.8 million for the three months ended March 31, 2009 and 2008, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities in 2009 compared to 2008 was primarily due to a reduction in net cash received for premiums, fees and other revenues less benefits and expenses, partially offset by the fluctuations in receivables and payables associated with the timing of settlements.

Net cash provided by investing activities was $13.4 million for the three months ended March 31, 2009, compared to net cash used in investing activities of $968.8 million for the three months ended March 31, 2008. The increase in cash provided by investing activities was primarily the result of a decrease in net purchases of investments as we have held and are holding higher cash balances to cover potential near term obligations and to further reposition our investment portfolio as necessary.

Net cash used in financing activities was $871.7 million and $252.7 million for the three months ended March 31, 2009 and 2008, respectively. The increase in cash used by financing activities in 2009 compared to 2008 is primarily due to an increase in net withdrawals of investment contracts and a decrease in bank deposits, offset in part by proceeds from short-term debt in the current year, compared to payments of short-term debt in the previous year.

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

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels.  As of March 31, 2009, we have no preferred dividend restrictions.  The dividend payments on our preferred equity are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt and Long-Term Debt. The components of short-term debt as of March 31, 2009, and December 31, 2008, were as follows:

	March 31, 2009	December 31, 2008
	(in millions)
Commercial paper	$502.5	$482.3
Other recourse short-term debt	28.3	18.6
Total short-term debt	$530.8	$500.9

As of March 31, 2009, there have been no significant changes to long-term debt since December 31, 2008.

Stockholders’ Equity. For stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Stockholders’ Equity.”

Capitalization

Our capital structure as of March 31, 2009, and December 31, 2008, consisted of debt and equity summarized as follows:

	March 2009	December 2008
	(in millions)
Debt:
Short-term debt	$530.8	$500.9
Long-term debt	1,292.7	1,290.5
Total debt	1,823.5	1,791.4
Stockholders’ equity:
Equity attributable to Principal Financial Group, Inc. excluding accumulated other comprehensive income	7,469.7	7,384.4
Total capitalization excluding accumulated other comprehensive income	$9,293.2	$9,175.8
Debt to equity excluding accumulated other comprehensive income	24%	24%
Debt to capitalization excluding accumulated other comprehensive income	20%	20%

As of March 31, 2009, we have $846.0 million of excess cash in the holding companies available for debt maturities, interest and preferred dividend expenses and other holding company obligations.  We continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

We are taking other actions to maximize internally generated capital, above and beyond what is currently being generated from ongoing operations. This includes: managing growth of capital intensive businesses and new expense initiatives, including temporarily reducing salaries of employees, management and the board by 2%-10%; limitations on new hiring; a reduction in maximum allowable personal time-off bank held by employees and reducing 2009 merit increases by more than 75%. We expect these efforts to be a source of additional capital over the next several quarters.

Contractual Obligations and Contractual Commitments

As of March 31, 2009, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2008.

Off-Balance Sheet Arrangements

Variable Interest Entities. As of March 31, 2009, there have been no significant changes to variable interest entities since December 31, 2008.

Guarantees and Indemnifications.  As of March 31, 2009, there have been no significant changes to guarantees and indemnifications since December 31, 2008. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

Ratings are important factors in establishing the competitive position of insurance companies and maintaining public confidence in products being offered. A ratings downgrade, or the potential for such a downgrade, could, among other things: (i) lead to a material increase in the number of surrenders for all or a portion of the net cash values by the owners of policies and contracts and materially increase the number of withdrawals by policyholders of cash values from their policies; (ii) result in the termination of our relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services; (iii) result in a reduction of new sales; (iv) cause some of our existing obligations to be subject to additional collateral support, changes in terms or creation of additional financial obligations and (v) increase our cost of capital and limit our access to the capital markets. Any of these consequences could adversely affect our profitability and financial condition.

Each of A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service, and Standard & Poor’s revised its outlook for the U.S. life insurance sector to negative from stable in mid-to-late 2008. Of the many issues cited, the negative outlook was primarily based on expectations for higher-than-normal credit losses, negative impact of the volatile equity market on earnings and reduced financial flexibility.

These outlook revisions signal increased review of the U.S. life insurance sector by A.M. Best Company, Inc., Fitch Ratings, Ltd., Moody’s Investors Service, and Standard & Poor’s. As a result, it is possible there will be changes in the benchmarks for capital, liquidity, earnings and other factors used by these NRSROs that are critical to a ratings assignment at a particular rating level.  If any such changes are made, it is possible that such changes could have an impact on the ratings of U.S. life insurance companies, including ours, which could adversely impact our profitability and financial condition.

As a reflection of the change by the rating agencies of their view of the market and the impact on life insurance companies, on February 27, 2009, A.M. Best affirmed Principal Life’s insurance financial strength rating of A+ but changed the outlook to negative.  While A.M. Best’s affirmation reflects our financial strength, operating performance and ability to meet obligations, the negative outlook reflects its expectation that equity market risk will have an impact on our earnings, and that there will be additional asset impairments.  On March 18, 2009, Moody’s downgraded Principal Life’s insurance strength rating to Aa3, and maintained the outlook at negative.  This rating is considered ‘Excellent’. The negative outlook reflects the potential impact of the equity market turmoil on Principal Life’s financial flexibility. On May 5, 2009, Standard & Poor’s downgraded Principal Life’s insurance financial strength rating to A+, with a stable outlook.  The A+ rating is considered strong, and the stable outlook reflects Standard & Poor’s view of our sustained strength in the U.S. small-to-midsize group pension business and our strong competitive position in the individual life, group life and health insurance businesses.  The following table summarizes our significant financial ratings from the major independent rating organizations:

	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Principal Financial Group
Senior Unsecured Debt			BBB+	Baa1
Preferred Stock			BB+	Baa3
Principal Financial Services
Senior Unsecured Debt			BBB+	A3
Commercial Paper		F-1	A-2	P-2
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	Aa3
Enterprise Risk Management Rating			Strong

Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes.  The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Fair Value Measurement” for further details.

As of March 31, 2009, 31% of our net assets (liabilities) were Level 1, 62% were Level 2 and 7% were Level 3.  Excluding separate account assets as of March 31, 2009, 3% of our net assets (liabilities) were Level 1, 95% were Level 2 and 2% were Level 3.

As of December 31, 2008, 32% of our net assets (liabilities) were Level 1, 61% were Level 2 and 7% were Level 3.  Excluding separate account assets as of December 31, 2008, 2% of our net assets (liabilities) were Level 1, 95% were Level 2 and 3% were Level 3.

Changes in Level 3 fair value measurements

The net change for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009, was as follows:

	Balance as of March 31, 2009	Balance as of December 31, 2008	Net change
	(in millions)
Assets
Total fixed maturities, available-for-sale	$1,106.0	$1,173.0	$(67.0)
Fixed maturities, trading	58.3	60.7	(2.4)
Equity securities, available-for-sale	32.4	56.2	(23.8)
Derivative assets	90.1	100.7	(10.6)
Separate account assets	5,408.9	6,042.3	(633.4)

Liabilities
Investment-type insurance contracts	(50.7)	(60.2)	9.5
Derivative liabilities	(271.7)	(266.9)	(4.8)
Other liabilities	(45.0)	(103.8)	58.8

Net total	$6,328.3	$7,002.0	$(673.7)

The decrease in the fair value of Level 3 instruments for the three months ended March 31, 2009, is primarily attributed to separate account assets.  The decrease in separate account assets is primarily a result of unrealized losses, which does not impact net income in the consolidated statements of operations, as the change in value of separate account assets is offset by a change in value of separate account liabilities.

The net change for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008, was as follows:

	Balance as of March 31, 2008	Balance as of January 1, 2008	Net change
	(in millions)
Assets
Total fixed maturities, available-for-sale	$1,810.8	$2,201.3	$(390.5)
Fixed maturities, trading	106.5	92.3	14.2
Equity securities, available-for-sale	38.9	51.1	(12.2)
Derivative assets	77.6	54.3	23.3
Separate account assets	7,388.2	7,313.2	75.0

Liabilities
Investment-type insurance contracts	(4.0)	(49.3)	45.3
Derivative liabilities	(125.7)	(62.3)	(63.4)
Other liabilities	(126.8)	(155.6)	28.8

Net total	$9,165.5	$9,445.0	$(279.5)

The decrease in the fair value of Level 3 instruments for the three months ended March 31, 2008, is primarily attributed to the fixed maturities, available-for-sale securities and resulted primarily from unrealized losses recognized in other comprehensive income.  Most of the losses related to collateralized debt obligations, with lesser amounts attributed to corporate bonds, asset-backed securities, collateralized mortgage obligations and commercial mortgage-backed securities.

Investments

We had total consolidated assets as of March 31, 2009, of $123.2 billion, of which $58.5 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2009, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturity securities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets.

	March 31, 2009		December 31, 2008
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$29,026.2	50%	$28,786.7	49%
Private	11,793.1	20	12,173.9	21
Equity securities	319.0	1	400.7	1
Mortgage loans:
Commercial	11,119.2	19	11,279.3	19
Residential	1,808.4	3	1,834.3	3
Real estate held for sale	19.7	—	139.6	—
Real estate held for investment	910.3	2	779.8	1
Policy loans	894.8	1	896.4	1
Other investments	2,582.7	4	2,816.6	5
Total invested assets	58,473.4	100%	59,107.3	100%
Cash and cash equivalents	2,699.6		2,608.0
Total invested assets and cash	$61,173.0		$61,715.3

Investment Results

The following table presents the yield and investment income, excluding net realized capital gains and losses for our invested assets. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

	For the three months ended March 31,
	2009		2008
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.6%	$670.7	6.3%	$741.3
Equity securities	5.4	4.8	3.4	4.7
Mortgage loans — commercial	5.7	159.9	6.3	170.7
Mortgage loans — residential	2.3	10.4	6.9	33.6
Real estate	4.5	10.5	6.7	14.5
Policy loans	6.6	14.8	6.1	13.3
Cash and cash equivalents	0.5	3.4	4.8	14.8
Other investments	(2.0)	(13.5)	0.8	4.7
Total before investment expenses	5.6	861.0	6.0	997.6
Investment expenses	0.2	(32.5)	0.2	(37.3)
Net investment income	5.4%	$828.5	5.8%	$960.3

The following tables present the contributors to net realized capital gains and losses for our invested assets for the three months ended March 31, 2009 and 2008.

	For the three months ended March 31, 2009
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(102.3)	$45.5	$(53.4)	$(110.2)
Fixed maturity securities, trading	—	23.6	—	23.6
Equity securities (2)	6.1	0.1	—	6.2
Equity securities, trading	—	(9.6)	—	(9.6)
Mortgage loans on real estate (3)	(35.5)	—	—	(35.5)
Derivatives (4)	—	—	68.2	68.2
Other (5)	—	3.3	(9.3)	(6.0)
Total	$(131.7)	$62.9	$5.5	$(63.3)

(1)                                  Impairments and credit losses include $155.6 million of other-than-temporary impairments, of which $50.6 million of noncredit impairment losses have been reclassified and recognized in other comprehensive income, and $2.7 million in realized credit recoveries on the sale of previously impaired assets. The hedging adjustments include $0.2 million of impairment-related gains.

(2)                                  Impairments include $0.3 million of impairment write-downs and $6.4 million in realized credit recoveries on previously impaired assets.

(3)                                  Impairments include a $25.8 million increase in the commercial mortgage valuation allowance and a $5.8 million increase in the residential mortgage valuation allowance.

(4)                                 Derivatives include $46.2 million of net gains related to derivatives used in qualifying hedges of fixed maturity securities and $43.7 million of net gains related to derivatives used in qualifying hedges of liabilities. The remainder of the net loss primarily resulted from mark to market adjustments on derivatives not designated as hedging instruments, with the largest components being $20.4 million of net losses on credit default swaps and the remainder relating to net losses from other risk management activities.

(5)                                  Other gains (losses) include net losses on certain seed money investments.  Hedging adjustments primarily include net losses on certain liabilities in fair value hedging relationships.

	For the three months ended March 31, 2008
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(43.5)	$3.3	$174.3	$134.1
Fixed maturity securities, trading	—	(3.0)	—	(3.0)
Equity securities (2)	(24.0)	1.2	—	(22.8)
Equity securities, trading	—	(20.0)	—	(20.0)
Mortgage loans on real estate (3)	(13.0)	—	—	(13.0)
Derivatives (4)	—	—	(182.6)	(182.6)
Other (5)	—	(2.0)	(16.7)	(18.7)
Total	$(80.5)	$(20.5)	$(25.0)	$(126.0)

(1)                                  Impairments and credit losses include $48.7 million of other-than-temporary impairments and $5.2 million in realized credit recoveries on the sale of previously impaired assets.

(2)                                  Impairments include $24.0 million of impairment write-downs.

(3)                                  Impairments include a $13.0 million increase in the commercial mortgage valuation allowance.

(4)                                  Derivatives include $185.7 million of net losses related to derivatives used in qualifying hedges of fixed maturity securities and $12.1 million of net gains related to derivatives used in qualifying hedges of liabilities.  The remainder of the net loss primarily resulted from mark to market adjustments on derivatives not designated as hedging instruments, with the largest components being $61.8 million of net losses on credit default swaps and the remainder relating to net gains from other risk management activities.

 (5)                                Other gains (losses) include net losses related to mark to market adjustments on certain seed money investments.  Hedging adjustments primarily include net losses on certain liabilities in fair value hedging relationships.

U.S. Investment Operations

Of our invested assets, $54.9 billion were held by our U.S. operations as of March 31, 2009. Our U.S. invested assets are managed primarily by Principal Global Investors. Our primary investment objective is to maximize after-tax returns consistent within acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to three primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves and

•                  equity risk, relating to adverse fluctuations in a particular common stock, which we have limited exposure to in our portfolio.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of March 31, 2009, there are nine members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturity securities we purchase. Teams of security analysts, organized by industry, focus either on the public or private markets and analyze and monitor these investments. In addition, we have teams who specialize in residential mortgage-backed securities, commercial mortgage-backed securities (“CMBS”), asset-backed securities (“ABS”) and public below investment grade securities. We establish a credit reviewed list of approved public issuers to provide an efficient way for our portfolio managers to purchase liquid bonds for which credit review has already been completed. Issuers remain on the list for one year unless removed by our analysts. Our analysts monitor issuers on the list on a continuous basis with a formal review documented annually or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer. The qualitative analysis includes an assessment of both accounting and management aggressiveness of the issuer. In addition, technical indicators such as stock price volatility and credit default swap levels are monitored.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. There were no new originations for the three months ended March 31, 2009.  The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 59% as of December 31, 2008. The debt service coverage ratio at loan inception was 1.7 times as of December 31, 2008.

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

Overall Composition of U.S. Invested Assets

U.S. invested assets as of March 31, 2009, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the separate accounts.

	March 31, 2009		December 31, 2008
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$26,712.3	49%	$26,652.5	48%
Private	11,793.1	21	12,173.9	22
Equity securities	281.8	1	359.9	1
Mortgage loans:
Commercial	11,119.2	20	11,279.3	20
Residential	1,296.8	2	1,354.4	2
Real estate held for sale	14.9	—	135.4	—
Real estate held for investment	910.3	2	779.8	1
Policy loans	877.8	2	881.4	2
Other investments	1,891.3	3	2,162.4	4
Total invested assets	54,897.5	100%	55,779.0	100%
Cash and cash equivalents	2,672.0		2,537.0
Total invested assets and cash	$57,569.5		$58,316.0

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded and privately placed bonds, mortgage-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of March 31, 2009 and December 31, 2008, were $5.8 billion and $6.1 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933.

Fixed maturity securities were diversified by category of issuer as of March 31, 2009 and December 31, 2008, as shown in the following table:

	March 31, 2009		December 31, 2008
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. Government and agencies	$592.9	2%	$595.2	1%
States and political subdivisions	2,147.0	6	2,176.7	6
Non-U.S. governments	462.4	1	478.5	1
Corporate — public	17,048.9	44	17,224.9	44
Corporate — private	10,056.3	26	10,365.4	27
Residential pass-through securities	2,485.9	6	2,187.9	6
Commercial mortgage-backed securities	3,516.5	9	3,607.1	9
Residential collateralized mortgage obligations	820.3	2	768.6	2
Asset-backed securities	1,375.2	4	1,422.1	4
Total fixed maturity securities	$38,505.4	100%	$38,826.4	100%

We believe that it is desirable to hold residential mortgage-backed pass-through securities due to their credit quality and liquidity as well as portfolio diversification characteristics. Our portfolio is comprised of Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation pass-through securities. In addition, our residential collateralized mortgage obligation portfolio offers structural features that allow cash flows to be matched to our liabilities.

CMBS provide varying levels of credit protection, diversification and reduced event risk depending on the securities owned and composition of the loan pool. CMBS are predominantly comprised of large pool securitizations that are diverse by property type, borrower and geographic dispersion.  The risks to any CMBS deal are determined by the credit quality of the underlying loans and how those loans perform over time. Another key risk is the vintage of the underlying loans and the state of the markets during a particular vintage.  In the CMBS market, there is a material difference in the outlook for the performance of loans originated in 2005 and earlier relative to loans originated in 2006 through 2008.  For loans originated prior to 2006, underwriting assumptions were more conservative regarding required debt service coverage and loan-to-value ratios. For the 2006 and 2007 vintages, real estate values peaked and the underwriting expectations were that values would continue to increase which makes those loan values more sensitive to market declines.

We purchase ABS to diversify the overall credit risks of the fixed maturity securities portfolio and to provide attractive returns. The principal risks in holding ABS are structural and credit risks. Structural risks include the security’s priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks involve issuer/servicer risk where collateral values can become impaired in the event of servicer credit deterioration. Our ABS portfolio is diversified both by type of asset and by issuer. We actively monitor holdings of ABS to ensure that the risk profile of each security improves or remains consistent. Prepayments in the ABS portfolio are, in general, insensitive to changes in interest rates or are insulated from such changes by call protection features. In the event that we are subject to prepayment risk, we monitor the factors that impact the level of prepayment and prepayment speed for those ABS. In addition, we diversify the risks of ABS by holding a diverse class of securities, which limits our exposure to any one security.

The international exposure held in our U.S. operation’s fixed maturity securities portfolio totaled $7,902.0 million, or 21%, and $8,178.3 million, or 21%, of total fixed maturity securities, as of March 31, 2009 and December 31, 2008, respectively. It is comprised of corporate and foreign government fixed maturity securities. The following table presents our international exposure for our U.S. operation’s fixed maturity securities portfolio for the periods indicated.

	March 31, 2009	December 31, 2008
	Carrying amount	Carrying amount
	(in millions)
European Union	$2,463.1	$2,432.9
United Kingdom	1,826.9	2,049.5
Asia	964.4	973.3
Australia	783.3	743.5
South America	505.9	500.8
Mexico	204.9	264.9
Japan	49.9	50.8
Other countries (1)	1,103.6	1,162.6
Total	$7,902.0	$8,178.3

(1)                                  Includes exposure from 25 countries as of March 31, 2009 and 24 countries as of December 31, 2008.

All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 20% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of March 31, 2009 and December 31, 2008, our investments in Canada totaled $1,391.3 million and $1,402.2 million, respectively.

Fixed Maturity Securities Credit Concentrations. One aspect of managing credit risk is through industry issuer and asset class diversification. Our credit concentrations are managed to established limits. The exposure that had been attributed to monoline bond and mortgage insurers from investments we own that are guaranteed by them is no longer included in the evaluation of our top ten exposures. We are no longer relying on said guarantors and are directly evaluating exposure to these investments. The following table presents our top ten exposures as of March 31, 2009.

Amortized cost
(in millions)
Bank of America Corp. (1)	$381.6
JP Morgan Chase & Co. (1)	316.4
Wells Fargo & Co. (1)	260.8
General Electric Co.	243.1
AT&T Inc.	235.4
Lloyds Banking Group PLC	214.6
Credit Suisse Group AG (1)	193.8
American International Group, Inc.	178.4
ConocoPhillips	155.6
Berkshire Hathaway Inc.	152.7
Total top ten exposures	$2,332.4

(1)                                  Includes actual counterparty exposure.

We have exposure to monoline bond and mortgage insurers with an amortized cost of $742.0 million and a carrying amount of $631.4 million as of March 31, 2009. The $742.0 million includes wrapped guarantees on $704.6 million of underlying municipal bonds, corporate credit or ABS. Our direct exposure to these insurers was $37.4 million. Of the $704.6 million in wrapped guarantees, 44% was municipal bonds, of which 99% was investment grade; 38% was investment grade bank perpetual preferred securities; 11% was ABS backed by sub-prime first lien mortgages, of which 43% was investment grade; and 7% was corporate fixed maturities, of which 69% was investment grade.

Fixed Maturity Securities Credit Quality. Valuation techniques for the fixed maturity securities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results.  See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Fair Value of Financial Instruments,” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class given observable market data. In addition, investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. Monthly, all bonds placed on the “watch list” are analyzed by investment analysts or analysts that focus on troubled securities (“Workout Group”). This group then meets with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of prices. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the NRSROs’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of March 31, 2009, the percentage, based on fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 94%.

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the NRSROs as of March 31, 2009 and December 31, 2008, as well as the percentage, based on fair value, that each designation comprises:

		March 31, 2009			December 31, 2008
NAIC rating	Rating agency equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	Aaa/Aa/A	$25,129.9	$21,720.1	57%	$25,981.0	$22,116.9	57%
2	Baa	17,102.7	14,269.4	37	17,669.2	14,675.2	38
3	Ba	2,906.6	1,917.7	5	2,469.8	1,760.6	5
4	B	854.4	467.8	1	254.2	163.9	—
5	Caa and lower	194.7	74.7	—	109.7	62.3	—
6	In or near default	127.5	55.7	—	71.2	47.5	—
	Total fixed maturity securities	$46,315.8	$38,505.4	100%	$46,555.1	$38,826.4	100%

Fixed maturity securities include 23 securities with an amortized cost of $129.7 million, gross gains of $0.8 million, gross losses of $7.1 million and a carrying amount of $123.4 million as of March 31, 2009, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios. As of March 31, 2009, based on amortized cost, 83% of our CMBS portfolio had ratings of A or higher and 59% was issued in 2005 or before and 70% of our ABS home equity portfolio had ratings of A or higher and 85% was issued in 2005 or before.

The following table presents credit quality and year of issuance (“vintage”) for our CMBS:

	March 31, 2009		December 31, 2008
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA	$3,354.3	$2,665.8	$3,558.3	$2,757.0
AA	660.1	354.7	812.7	373.4
A	628.6	264.8	673.0	270.8
BBB	579.6	181.6	555.3	179.7
BB and below	362.9	49.6	86.0	26.2
Total by lowest agency rating	$5,585.5	$3,516.5	$5,685.3	$3,607.1

Vintage
2003 and prior	$1,824.6	$1,567.7	$1,888.6	$1,587.2
2004	573.7	388.8	586.3	393.5
2005	904.0	536.4	913.6	547.9
2006 (1)	561.0	272.2	563.4	282.8
2007 (1)	1,630.9	715.2	1,642.3	750.4
2008	91.3	36.2	91.1	45.3
Total by vintage	$5,585.5	$3,516.5	$5,685.3	$3,607.1

(1)             As of March 31, 2009, 54% of the 2006 vintage are rated AAA and 9% are rated AA, and 58% of the 2007 vintage are rated AAA and 11% are rated AA.

The following table presents our exposure to ABS home equity portfolio supported by subprime first lien mortgages by credit quality and vintage:

	March 31, 2009		December 31, 2008
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA	$229.6	$142.9	$281.8	$201.5
AA	90.7	45.1	94.0	56.0
A	52.4	25.8	47.6	28.2
BBB	94.7	43.1	89.3	43.8
BB and below	68.2	29.8	32.4	17.2
Total by lowest agency rating	$535.6	$286.7	$545.1	$346.7

Vintage
2003 and prior	$263.5	$154.6	$270.2	$197.9
2004	88.9	48.5	91.1	53.7
2005	101.2	49.7	101.8	54.9
2006	18.8	8.9	18.8	10.3
2007	63.2	25.0	63.2	29.9
Total by vintage	$535.6	$286.7	$545.1	$346.7

Fixed Maturity Securities Watch List. We monitor any decline in the credit quality of fixed maturity securities through the designation of “problem securities,” “potential problem securities” and “restructured securities”. We define problem securities in our fixed maturity portfolio as securities: (i) as to which principal and/or interest payments are in default or where default is perceived to be imminent in the near term, or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. We define potential problem securities in our fixed maturity portfolio as securities included on an internal “watch list” for which management has concerns as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential problem involves significant subjective judgments by our management as to the likely future industry conditions and developments with respect to the issuer. We define restructured securities in our fixed maturity portfolio as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that would not have otherwise been considered. We determine that restructures should occur in those instances where greater economic value will be realized under the new terms than through liquidation or other disposition and may involve a change in contractual cash flows. If, at the time of restructure, the present value of the new future cash flows is less than the current cost of the asset being restructured, a realized capital loss is recorded in net income and a new cost basis is established.

The following table presents the total carrying amount of our fixed maturity securities portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

	March 31, 2009	December 31, 2008
	($ in millions)
Total fixed maturity securities (public and private)	$38,505.4	$38,826.4
Problem fixed maturity securities (1)	$74.0	$83.3
Potential problem fixed maturity securities	424.4	165.7
Restructured fixed maturity securities	2.4	3.1
Total problem, potential problem and restructured fixed maturity securities	$500.8	$252.1
Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	1.30%	.65%

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

Every month, a group of individuals including the Chief Investment Officer, our Portfolio Managers, members of our Workout Group and representatives from Investment Accounting review all securities to determine whether an other than temporary decline in value exists and whether losses should be recognized. The analysis focuses on each issuer’s ability to service its debts in a timely fashion. Formal documentation of the analysis and our decision is prepared and approved by management.

We consider relevant facts and circumstances in evaluating whether a credit or interest-rate related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) our intent to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. For additional details, see Item 1 “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Investments.”

When it is not our intent to sell a security with unrealized losses and it is not more likely than not that we would be required to sell the security before recovery of the amortized cost, which may be maturity, we would not consider the security to be other-than-temporarily impaired. However, we do sell bonds under certain circumstances, such as when we have evidence of a significant deterioration in the issuer’s creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities.  Sales generate both gains and losses.

There are a number of significant risks and uncertainties inherent in the process of monitoring credit impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period.

The net realized loss relating to other-than-temporary credit impairments of fixed maturity securities was $102.3 million and $43.5 million for the three months ended March 31, 2009 and 2008, respectively.

Fixed Maturity Securities Available-for-Sale

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in OCI, as of March 31, 2009 and December 31, 2008.

	March 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,570.7	$10.5	$1,557.1	$3,024.1
Finance — Brokerage	449.5	1.4	66.5	384.4
Finance — Finance Companies	344.1	0.4	88.3	256.2
Finance — Financial Other	633.2	4.5	92.3	545.4
Finance — Insurance	2,876.6	7.1	785.4	2,098.3
Finance — REITS	1,392.9	0.4	387.7	1,005.6
Industrial — Basic Industry	1,985.8	16.1	258.7	1,743.2
Industrial — Capital Goods	2,297.9	14.6	317.4	1,995.1
Industrial — Communications	2,958.1	37.0	257.1	2,738.0
Industrial — Consumer Cyclical	1,743.6	14.6	273.2	1,485.0
Industrial — Consumer Non-Cyclical	3,299.4	42.6	218.8	3,123.2
Industrial — Energy	1,990.3	7.7	226.1	1,771.9
Industrial — Other	885.1	2.6	98.1	789.6
Industrial — Technology	937.3	5.5	101.5	841.3
Industrial — Transportation	980.6	15.6	119.7	876.5
Utility — Electric	2,397.1	28.0	152.6	2,272.5
Utility — Natural Gas	1,126.7	3.9	84.5	1,046.1
Utility — Other	159.6	4.4	7.8	156.2
FDIC	84.6	0.5	0.1	85.0
Government guaranteed	854.7	55.8	42.9	867.6
Total corporate securities	31,967.8	273.2	5,135.8	27,105.2

Residential pass-through securities	1,971.2	67.4	1.0	2,037.6
Commercial mortgage-backed securities	5,583.6	6.6	2,075.6	3,514.6
Residential collateralized mortgage obligations (1)	988.3	13.7	181.7	820.3
Asset-backed securities — Home equity (2)	535.6	—	248.9	286.7
Asset-backed securities — All other	854.6	2.9	113.8	743.7
Collateralized debt obligations — Credit	202.8	—	126.6	76.2
Collateralized debt obligations — CMBS	271.4	—	168.5	102.9
Collateralized debt obligations — Loans	108.4	—	63.0	45.4
Collateralized debt obligations — ABS (3)	80.1	—	50.6	29.5
Total mortgage-backed and other asset-backed securities	10,596.0	90.6	3,029.7	7,656.9

U.S. Government and agencies	582.9	10.4	0.4	592.9
States and political subdivisions	2,018.9	35.8	67.8	1,986.9
Non-U.S. governments	449.1	26.9	13.6	462.4
Total fixed maturity securities, available-for-sale	$45,614.7	$436.9	$8,247.3	$37,804.3

(1)                                  Includes exposure to Alt-a mortgage loans with an amortized cost of $69.1 million, gross unrealized losses of $19.6 million and a carrying amount of $49.5 million. The Alt-a portfolio has a weighted average rating of AA- and 63% are 2005 and prior vintages.

(2)                                  This exposure is all related to sub-prime mortgage loans.

(3)                                  Includes exposure to sub-prime mortgage loans with an amortized cost of $65.1 million, gross unrealized losses of $49.2 million and a carrying amount of $15.9 million.

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

Of the $8,247.3 million in gross unrealized losses as of March 31, 2009, there were $33.7 million in losses attributed to securities scheduled to mature in one year or less, $1,015.7 million attributed to securities scheduled to mature between one to five years, $1,529.3 million attributed to securities scheduled to mature between five to ten years, $2,638.9 million attributed to securities scheduled to mature after ten years and $3,029.7 million related to mortgage-backed and other ABS that are not classified by maturity year.

Of the $81.7 million increase in net unrealized losses for the three months ended March 31, 2009, a $469.9 million net unrealized loss can be attributed to an approximate 30 basis points increase in rates and is offset by net unrealized gains related to other market factors.  Of the $7,781.8 million increase in net unrealized losses for the year ended December 31, 2008, a $3,145.9 million net unrealized gain can be attributed to an approximate 210 basis points decrease in rates and is more than offset by net unrealized losses related to other market factors.

Credit Disruption. The credit disruption in the market that began in the last half of 2007 from concerns in the sub-prime markets, and continued into 2008 and 2009 with concerns in the leveraged finance markets has led to reduced liquidity and wider credit spreads. These credit concerns led to widespread forced selling into a very thinly traded market which further strained market liquidity. This market disruption lowered valuations and, as a result, we have seen an increase in unrealized losses in our securities portfolio. The losses were more pronounced in the Finance sectors and in structured products such as collateralized debt obligations, ABS and CMBS. The decline in value in large part reflects the illiquid markets. Future changes in the fair value of these securities will be dependent on the return of market liquidity and changes in general market conditions, including interest rates and credit spread movements. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms, the expectation that they will continue to do so given the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence and management’s intent and ability to hold these securities to recovery, we concluded that the prices of the securities in our securities portfolio were temporarily depressed.

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

The population for the corporate bond analysis included corporate debentures we own from the Finance, Industrial and Utility sectors and excluded redeemable preferred stock, government guaranteed securities, securities with a structured component, and other securities without the necessary relevant data. This population had an amortized cost of $30,317.0 million, carrying value of $25,549.0 million, and a net unrealized loss of $4,768.0 million as of March 31, 2009.  The market illiquidity was estimated using CDS spreads. For 74% of the population we used name specific CDS spreads and for the remainder we used relevant sector specific CDS spreads. We estimated that the decline in value of this population attributable to market illiquidity was $3,461.4 million.

The population for CMBS analysis included principal and interest bonds but excluded interest only bonds as of March 31, 2009. This population had an amortized cost of $4,537.3 million, carrying value of $2,657.9 million, and a net unrealized loss of $1,879.4 million.  The market illiquidity was estimated using the commercial mortgage-backed security index (CMBX) spreads for various vintage and rating buckets. We estimated that the decline in value of this population attributable to market illiquidity was $437.3 million.

Fixed Maturity Available-for-Sale Securities Unrealized Losses. We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. The net cash inflows into investment grade fixed maturity securities are less than prior years due to us investing in more liquid investments. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. As of March 31, 2009, we had invested 0.3% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to no more than 10% of the total fixed maturity securities portfolios.

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

The following table presents our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in OCI, for the time periods indicated.

	March 31, 2009				December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,649.8	$300.1	$4,063.1	$24,886.8	$28,981.9	$308.3	$4,253.1	$25,037.1
Private	12,887.4	130.6	2,610.7	10,407.3	13,916.2	175.9	3,089.2	11,002.9
Below investment grade:
Public	1,803.1	3.5	612.0	1,194.6	1,319.4	1.6	385.5	935.5
Private	2,274.4	2.7	961.5	1,315.6	1,585.5	1.1	487.8	1,098.8
Total fixed maturity securities, available-for-sale	$45,614.7	$436.9	$8,247.3	$37,804.3	$45,803.0	$486.9	$8,215.6	$38,074.3

The following tables present our investment grade fixed maturity securities available-for-sale and the associated gross unrealized losses, including other-than-temporary impairment losses reported in OCI, by aging category for the time periods indicated.

	March 31, 2009
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$1,717.2	$94.2	$332.2	$40.4	$2,049.4	$134.6
Greater than three to six months	1,479.0	121.0	667.2	96.3	2,146.2	217.3
Greater than six to nine months	3,067.7	470.6	1,452.8	210.4	4,520.5	681.0
Greater than nine to twelve months	2,573.4	616.5	1,397.6	282.6	3,971.0	899.1
Greater than twelve to twenty-four months	4,272.3	1,814.0	2,879.6	1,395.6	7,151.9	3,209.6
Greater than twenty-four to thirty-six months	858.7	419.6	457.8	234.5	1,316.5	654.1
Greater than thirty-six months	1,913.9	527.2	812.1	350.9	2,726.0	878.1
Total fixed maturity securities, available-for-sale	$15,882.2	$4,063.1	$7,999.3	$2,610.7	$23,881.5	$6,673.8

	December 31, 2008
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$3,086.0	$194.4	$1,188.1	$99.5	$4,274.1	$293.9
Greater than three to six months	4,213.7	467.9	1,673.6	236.4	5,887.3	704.3
Greater than six to nine months	3,014.0	620.7	1,566.6	290.6	4,580.6	911.3
Greater than nine to twelve months	2,321.0	743.0	1,259.7	460.1	3,580.7	1,203.1
Greater than twelve to twenty-four months	3,042.0	1,507.5	2,217.1	1,519.7	5,259.1	3,027.2
Greater than twenty-four to thirty-six months	1,045.2	296.1	312.5	217.1	1,357.7	513.2
Greater than thirty-six months	1,363.8	423.5	698.2	265.8	2,062.0	689.3
Total fixed maturity securities, available-for-sale	$18,085.7	$4,253.1	$8,915.8	$3,089.2	$27,001.5	$7,342.3

The following tables present our below investment grade fixed maturity securities available-for-sale and the associated gross unrealized losses, including other-than-temporary impairment losses reported in OCI, by aging category for the time periods indicated.

	March 31, 2009
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$22.4	$12.2	$136.0	$30.9	$158.4	$43.1
Greater than three to six months	180.4	43.5	72.8	10.4	253.2	53.9
Greater than six to nine months	102.8	16.0	267.8	65.0	370.6	81.0
Greater than nine to twelve months	106.3	37.9	160.4	52.8	266.7	90.7
Greater than twelve to twenty-four months	503.7	370.5	506.4	597.9	1,010.1	968.4
Greater than twenty-four to thirty-six months	93.8	59.8	27.9	139.6	121.7	199.4
Greater than thirty-six months	127.4	72.1	103.6	64.9	231.0	137.0
Total fixed maturity securities, available-for-sale	$1,136.8	$612.0	$1,274.9	$961.5	$2,411.7	$1,573.5

	December 31, 2008
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$133.1	$56.5	$114.6	$32.1	$247.7	$88.6
Greater than three to six months	88.8	12.7	297.1	74.3	385.9	87.0
Greater than six to nine months	102.5	42.9	129.1	46.5	231.6	89.4
Greater than nine to twelve months	163.0	65.9	44.5	43.7	207.5	109.6
Greater than twelve to twenty-four months	242.0	151.7	351.8	239.5	593.8	391.2
Greater than twenty-four to thirty-six months	41.2	26.1	13.3	21.4	54.5	47.5
Greater than thirty-six months	100.3	29.7	100.9	30.3	201.2	60.0
Total fixed maturity securities, available-for-sale	$870.9	$385.5	$1,051.3	$487.8	$1,922.2	$873.3

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturity securities available-for-sale where the estimated fair value has declined and remained below amortized cost by 20% or more as the time periods indicate.

	March 31, 2009
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$127.9	$69.7	$1,911.8	$695.3	$2,039.7	$765.0
Greater than three to six months	139.0	118.8	3,782.5	2,302.7	3,921.5	2,421.5
Greater than six to nine months	68.4	66.5	1.096.7	1,310.9	1,165.1	1,377.4
Greater than nine to twelve months	27.7	76.2	215.4	371.4	243.1	447.6
Greater than twelve months	47.5	208.9	371.8	1,282.2	419.3	1,491.1
Total fixed maturity securities, available-for-sale	$410.5	$540.1	$7,378.2	$5,962.5	$7,788.7	$6,502.6

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

Mortgage Loans

Mortgage loans consist primarily of commercial mortgage loans on real estate. The carrying amount of our commercial mortgage loan portfolio was $11,119.2 million and $11,279.3 million as of March 31, 2009 and December 31, 2008, respectively. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

Our commercial mortgage loan portfolio consists of primarily non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of credit oriented retail properties, manufacturing office properties and general-purpose industrial properties. In addition, we have a $233.2 million and $261.3 million short-term high rate portfolio of mortgages held within the Global Asset Management segment as of March 31, 2009 and December 31, 2008, respectively.

The following commercial mortgage portfolio is diversified by geographic region and specific collateral property for the periods indicated:

	March 31, 2009		December 31, 2008
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
Geographic distribution
New England	$456.0	4.1%	$459.4	4.1%
Middle Atlantic	1,791.3	16.1	1,794.8	15.9
East North Central	972.6	8.7	974.9	8.6
West North Central	542.5	4.9	550.0	4.9
South Atlantic	2,835.4	25.5	2,849.9	25.2
East South Central	321.3	2.9	323.2	2.9
West South Central	778.7	7.0	775.9	6.9
Mountain	889.8	8.0	900.3	8.0
Pacific	2,614.4	23.5	2,707.9	24.0
Valuation allowance	(82.8)	(0.7)	(57.0)	(0.5)
Total	$11,119.2	100.0%	$11,279.3	100.0%
Property type distribution
Office	$2,878.8	25.9%	$2,894.7	25.7%
Retail	2,947.3	26.5	3,004.5	26.7
Industrial	2,648.1	23.8	2,688.1	23.8
Apartments	1,782.0	16.0	1,832.6	16.2
Hotel	500.6	4.5	507.0	4.5
Mixed use/other	445.2	4.0	409.4	3.6
Valuation allowance	(82.8)	(0.7)	(57.0)	(0.5)
Total	$11,119.2	100.0%	$11,279.3	100.0%

Credit extensions in the state of California accounted for 19% and 20% of our commercial mortgage loan portfolio as of March 31, 2009 and December 31, 2008, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of both March 31, 2009 and December 31, 2008, 30% of the commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 1,203 and 1,223 as of March 31, 2009 and December 31, 2008, respectively. The average loan size of our commercial mortgage portfolio was $9.3 million as of both March 31, 2009 and December 31, 2008.

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

We review our mortgage loan portfolio and analyze the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on the “watch list” or which currently has a valuation allowance. We categorize loans that are 60 days or more delinquent, loans in process of foreclosure, and loans to borrowers in bankruptcy that are delinquent as “problem” loans. Valuation allowances have been recognized on problem loans. Potential problem loans are loans placed on an internal “watch list” for which management has concerns as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing loan as a potential problem involves significant subjective judgments by management as to the likely future economic conditions and developments with respect to the borrower. We categorize loans for which the original Note

Rate or Pay Rate of the mortgages have been reduced as “restructured” loans. We also consider matured loans that are refinanced at below market rates as restructured.

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

	March 31, 2009	December 31, 2008
	($ in millions)
Total commercial mortgages	$11,119.2	$11,279.3
Problem commercial mortgages (1)	$87.5	$69.0
Potential problem commercial mortgages (2)	191.9	110.0
Restructured commercial mortgages (3)	4.9	5.5
Total problem, potential problem and restructured commercial mortgages	$284.3	$184.5
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	2.56%	1.64%

(1)           Includes five mortgages held within the Global Asset Management segment as of March 31, 2009 and three mortgages held within the Global Asset Management segment as of December 31, 2008. Four of these loans totaling $40.6 million were in foreclosure as of March 31, 2009, and one mortgage loan totaling $26.0 million was in foreclosure as of December 31, 2008.  One of the loans in foreclosure as of March 31, 2009 was also in foreclosure as of December 31, 2008.

(2)           Potential problem commercial mortgages include $44.2 million in mortgages held by the Global Asset Management segment at March 31, 2009, and $48.0 million at December 31, 2008.

(3)           Includes one mortgage held within the Global Asset Management segment totaling $4.9 million at March 31, 2009, and $5.5 million at December 31, 2008.

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

The current portfolio statistics and past loss experience produced a commercial mortgage loan general valuation allowance for the Principal Life general account totaling $30.0 million. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral and changes in the economic environment in general. The valuation allowance for PFG increased by $25.8 million for the three months ended March 31, 2009, and increased by $14.2 million for the year ended December 31, 2008. These increases are primarily related to net specific reserves taken on certain problem loans of $26.0 million and $16.2 million for the three months ended March 31, 2009, and the year ended December 31, 2008, respectively. The net specific reserves include $25.2 million and $16.1 million related to mortgages held within the Global Asset Management segment for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

	March 31, 2009	December 31, 2008
	($ in millions)
Balance, beginning of period	$57.0	$42.8
Provision	26.0	42.9
Releases	(0.2)	(28.7)
Balance, end of period	$82.8	$57.0
Valuation allowance as % of carrying value before reserves	.74%	.50%

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2009 and December 31, 2008, the carrying amount of equity real estate investment was $925.2 million and $915.2 million, respectively, or 2% and 1% of U.S. invested assets as of March 31, 2009 and December 31, 2008, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $910.3 million and $779.8 million as of March 31, 2009 and December 31, 2008, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the three months ended March 31, 2009 and for the year ended December 31, 2008, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of March 31, 2009, was $14.9 million.  There were no valuation allowances as of March 31, 2009. The carrying amount of real estate held for sale as of December 31, 2008, was $135.4 million, net of valuation allowance of $3.5 million.  Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic and West South Central regions of the United States as of March 31, 2009. By property type, there is a concentration in office, industrial site buildings, and retail that represented approximately 79% of the equity real estate portfolio as of March 31, 2009.

Other Investments

Our other investments totaled $1,891.3 million as of March 31, 2009, compared to $2,162.4 million as of December 31, 2008. Derivatives assets accounted for $1,647.1 million in other investments as of March 31, 2009. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $3.6 billion were held by our International Asset Management and Accumulation segment as of March 31, 2009. Our international investment operations consist of the investments of Principal International. Principal Global Investors advises each Principal International affiliate on investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of March 31, 2009 and December 31, 2008, were fixed maturity securities, other investments and residential mortgage loans. The following discussion analyzes the composition of general account assets, but excludes invested assets of the separate accounts.

	March 31, 2009		December 31, 2008
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities — Public	$2,313.9	65%	$2,134.2	64%
Equity securities	37.2	1	40.8	1
Mortgage loans — Residential	511.6	14	479.9	14
Real estate	4.8	—	4.2	—
Policy loans	17.0	1	15.0	1
Other investments	691.4	19	654.2	20
Total invested assets	3,575.9	100%	3,328.3	100%
Cash and cash equivalents	27.6		71.0
Total invested assets and cash	$3,603.5		$3,399.3

Investments in equity method subsidiaries and direct financing leases accounted for $356.2 million and $303.4 million, respectively, of other investments as of March 31, 2009. Investments in equity method subsidiaries and direct financing leases accounted for $377.2 million and $265.4 million, respectively, of other investments as of December 31, 2008. We are in the process of negotiating the terms of renewal for our joint venture in Brazil, which is reported as an equity method subsidiary. The remaining invested assets as of March 31, 2009, and December 31, 2008, are primarily related to other short-term investments and derivative assets.

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

We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, approximately $17.7 billion, or 99%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity.

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

As of March 31, 2009, the difference between the asset and liability durations on our primary duration-managed portfolio was +0.05, as compared to -0.17 as of December 31, 2008. This duration gap indicates that, as of March 31, 2009, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $28,053.4 million and $29,440.1 million as of March 31, 2009 and December 31, 2008, respectively.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of March 31, 2009, the weighted-average difference between the asset and liability durations on these portfolios was +0.23, as compared to +0.09 as of December 31, 2008. This duration gap indicates that, as of March 31, 2009, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $19,250.1 million and $18,017.3 million as of March 31, 2009 and December 31, 2008, respectively.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $3,731.7 million and $4,866.0 million as of March 31, 2009 and December 31, 2008, respectively.

Using the assumptions and data in effect as of March 31, 2009, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $58.1 million, compared with an estimated $34.0 million increase as of December 31, 2008. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	March 31, 2009
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$28,053.4	3.01	0.05	$(14.0)
Duration-monitored	19,250.1	4.23	0.23	(44.1)
Non duration-managed	3,731.7	4.92	N/A	N/A
Total	$51,035.2			$(58.1)

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

Debt Issued and Outstanding. The aggregate fair value of long-term debt was $993.9 million and $1,096.1 million, as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $40.2 million, as compared to an estimated $59.4 million increase as of December 31, 2008. Debt is not recorded at fair value on the statement of financial position.

Using the assumptions and data in effect as of March 31, 2009, we estimate that a 100 basis point immediate, parallel decrease or increase in interest rates would increase or decrease, respectively, the fair value for each category of long-term debt as presented in the following table.

	March 31, 2009
	Fair value (no accrued interest)
	-100 basis point change	No change	+100 basis point change
	(in millions)
8.2% notes payable, due 2009	$467.1	$466.7	$465.0
3.31% notes payable, due 2011	58.0	56.6	55.2
3.63% notes payable, due 2011	30.0	29.2	28.5
6.05% notes payable, due 2036	337.5	309.4	285.0
8% surplus notes payable, due 2044	89.1	80.6	73.4
Non-recourse mortgages and notes payable	51.8	50.8	50.0
Other mortgages and notes payable	0.6	0.6	0.6
Total long-term debt	$1,034.1	$993.9	$957.7

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

	March 31, 2009
				Fair value (no accrued interest)
	Notional amount	Weighted average term (years)		-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$24,799.7	5.83	(1)	$(380.0)	$(286.8)	$(201.9)
Futures	5.2	0.25	(2)	(0.2)	—	0.2
Swaptions	20.2	13.72	(3)	(0.3)	(5.0)	(7.7)
Total	$24,825.1			$(380.5)	$(291.8)	$(209.4)

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

We estimate that as of March 31, 2009, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of March 31, 2008. However, fluctuations in foreign currency exchange rates do affect the translation of local operating earnings and equity into our consolidated financial statements.

For our International Asset Management and Accumulation segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $102.3 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2009, as compared to an estimated $100.3 million, or 10%, reduction as of December 31, 2008. In addition, a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $2.0 million, or 12%, reduction in the quarterly operating earnings of our international operations for the three months ended March 31, 2009, as compared to an estimated $3.9 million, or 12%, reduction for the three months ended March 31, 2008.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturity securities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $3,895.7 million and $4,269.2 million as of March 31, 2009 and December 31, 2008, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities was $2,011.6 million and $2,005.4 million as of March 31, 2009 and December 31, 2008, respectively.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. Our operations in Chile had currency swaps with a notional amount of $24.1 million as of both March 31, 2009 and December 31, 2008, which were used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $51.9 million and $52.1 million as of March 31, 2009 and December 31, 2008, respectively, in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2009 or 2008.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of March 31, 2009 and December 31, 2008, the fair value of our equity securities was $319.0 million and $400.7 million, respectively. As of March 31, 2009, a 10% decline in the value of the equity securities would result in an unrealized loss of $31.9 million, as compared to an estimated unrealized loss of $40.1 million as of December 31, 2008.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to change in investment prices and the risk that asset management fees calculated by reference to performance could be lower. We estimate that an immediate 10% decline in the Standard & Poor’s index, followed by a 2% per quarter increase would reduce our annual operating earnings by approximately four to six percent. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs.

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

The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. We recognized a pre-tax gain on the change in fair value of the GMWB embedded derivative of $19.5 million and $5.6 million for the three months ended March 31, 2009 and 2008, respectively. We recognized a pre-tax loss on the derivatives used to economically hedge our GMWB market risk, which includes equity risk, of $16.8 million for both the three months ended March 31, 2009 and March 31, 2008. The implementation of SFAS 157 in 2008 resulted in the incorporation of a spread reflecting our own creditworthiness and additional risk margins in the valuation of the GMWB embedded derivative. Throughout the latter part of 2008 and continuing into the first quarter of 2009, the spread reflecting our own credit risk increased, which drove a significant increase in the discount rates applied, thereby reducing the fair value of the embedded derivative liability. In 2009, this resulted in the pre-tax gain from the fair value of the embedded derivative being different than the pre-tax loss from the fair value changes in the associated hedging instruments. Additionally, reflecting the actual and expected changes in value of the GMWB embedded derivative and the associated hedging instruments in our gross profits resulted in a $38.7 million pre-tax increase in DPAC amortization for the period ended March 31, 2009.  For the three months ended March 31, 2008, the impact on DPAC amortization was not material.

Credit Risk

Credit risk relates to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest. Our ability to manage credit risk is essential to our business and our profitability. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” for additional information about credit risk.

Use of Derivatives to Diversify or Hedge Credit Risk. We sometimes purchase credit default swaps to hedge credit exposures in our investment portfolio. We sell credit default swaps to offer credit protection to investors. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Derivative Financial Instruments.”

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $530.8 million and $549.0 million as of March 31, 2009 and December 31, 2008, respectively. We had credit exposure through credit default swaps with a notional amount of $200.0 million as of both March 31, 2009 and December 31, 2008, by investing $200.0 million in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $1,199.9 million as of both March 31, 2009 and December 31, 2008, respectively.

Derivative Counterparty Risk

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

All new derivative counterparties are approved by the Investment Committee. We believe the risk of incurring losses due to nonperformance by our counterparties is manageable.  For further information on derivatives, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Derivative Financial Instruments.”

Effects of Inflation

The impact of inflation in the United States or in the other countries in which we operate, has not had a material effect on our annual consolidated operations over the past three years. However, we may be materially affected by inflation in the future.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2009, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report.  We are not aware of any material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2009 — January 31, 2009	1,697	$22.13	—	$250.0
February 1, 2009 — February 28, 2009	136,948	$16.83	—	$250.0
March 1, 2009 — March 31, 2009	67,054	$9.56	—	$250.0
Total	205,699		—

(1)                                  The number of shares includes shares of common stock utilized to execute certain stock incentive awards in 2009: 1,697 shares in January, 136,948 shares in February and 67,054 shares in March.

(2)                                  During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock.  As of March 31, 2009, $250.0 million remained under the November 2007 authorization.  We suspended purchases of our common stock effective October 13, 2008, under the existing share repurchase program.

Item 6. Exhibits

Exhibit Number	Description
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009
10.16.2

Letter Dated March 16, 2009 Amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman

10.17	The Principal Severance Plan for Senior Executives, restated effective January 1, 2009.
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Larry D. Zimpleman
31.2	Certification of Terrance J. Lillis
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: May 6, 2009	By	/s/ Terrance J. Lillis
Terrance J. Lillis
Senior Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009
10.16.2

Letter Dated March 16, 2009 Amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman

10.17	The Principal Severance Plan for Senior Executives, restated effective January 1, 2009.
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Larry D. Zimpleman
31.2	Certification of Terrance J. Lillis
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis