Form 10-Q
period 2009-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2009-08-05
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 29, 2009, was 318,935,780.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	June 30, 2009	December 31, 2008
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale	$42,298.6	$40,117.2
Fixed maturities, trading	869.6	843.4
Equity securities, available-for-sale	212.5	242.7
Equity securities, trading	170.4	158.0
Mortgage loans	12,433.8	13,113.6
Real estate	974.6	919.4
Policy loans	902.5	896.4
Other investments	2,390.7	2,816.6
Total investments	60,252.7	59,107.3
Cash and cash equivalents	4,328.5	2,608.0
Accrued investment income	696.2	750.7
Premiums due and other receivables	1,046.5	988.1
Deferred policy acquisition costs	4,058.7	4,153.0
Property and equipment	506.1	518.2
Goodwill	384.1	375.5
Other intangibles	878.4	925.3
Separate account assets	55,998.4	55,142.6
Other assets	2,557.0	3,613.7
Total assets	$130,706.6	$128,182.4
Liabilities
Contractholder funds	$41,449.8	$43,086.6
Future policy benefits and claims	18,939.1	18,494.2
Other policyholder funds	553.4	536.2
Short-term debt	159.5	500.9
Long-term debt	2,033.3	1,290.5
Income taxes currently payable	2.8	1.9
Deferred income taxes	116.7	102.8
Separate account liabilities	55,998.4	55,142.6
Other liabilities	5,677.1	6,457.4
Total liabilities	124,930.1	125,613.1
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share - 3.0 million shares authorized, issued and outstanding in 2009 and 2008	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share - 10.0 million shares authorized, issued and outstanding in 2009 and 2008	0.1	0.1
Common stock, par value $.01 per share - 2,500.0 million shares authorized, 446.2 million and 387.0 million shares issued, and 318.3 million and 259.3 million shares outstanding in 2009 and 2008	4.5	3.9
Additional paid-in capital	9,459.8	8,376.5
Retained earnings	3,995.5	3,722.5
Accumulated other comprehensive loss	(3,042.4)	(4,911.6)
Treasury stock, at cost (127.9 million and 127.7 million shares in 2009 and 2008, respectively)	(4,722.3)	(4,718.6)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	5,695.2	2,472.8
Noncontrolling interest	81.3	96.5
Total stockholders’ equity	5,776.5	2,569.3
Total liabilities and stockholders’ equity	$130,706.6	$128,182.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in millions, except per share data)
Revenues
Premiums and other considerations	$937.7	$1,156.2	$1,887.6	$2,209.2
Fees and other revenues	515.2	622.5	988.7	1,235.9
Net investment income	860.1	990.9	1,688.6	1,951.2
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(20.8)	(65.6)	11.9	(124.1)
Total other-than-temporary impairment losses on available-for-sale securities	(200.9)	(45.9)	(347.5)	(113.4)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	66.5	—	117.1	—
Net impairment losses on available-for-sale securities	(134.4)	(45.9)	(230.4)	(113.4)
Net realized capital losses	(155.2)	(111.5)	(218.5)	(237.5)
Total revenues	2,157.8	2,658.1	4,346.4	5,158.8
Expenses
Benefits, claims and settlement expenses	1,334.3	1,634.0	2,640.9	3,106.0
Dividends to policyholders	62.9	69.0	126.4	139.8
Operating expenses	562.7	742.6	1,251.1	1,493.3
Total expenses	1,959.9	2,445.6	4,018.4	4,739.1
Income before income taxes	197.9	212.5	328.0	419.7
Income taxes	33.9	29.4	41.4	59.0
Net income	164.0	183.1	286.6	360.7
Net income attributable to noncontrolling interest	5.4	6.5	7.0	1.7
Net income attributable to Principal Financial Group, Inc.	158.6	176.6	279.6	359.0
Preferred stock dividends	8.3	8.3	16.5	16.5
Net income available to common stockholders	$150.3	$168.3	$263.1	$342.5

Earnings per common share
Basic earnings per common share	$0.52	$0.65	$0.96	$1.32

Diluted earnings per common share	$0.52	$0.64	$0.95	$1.31

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders’ equity
	(in millions)
Balances at January 1, 2008	$—	$0.1	$3.9	$8,295.4	$3,414.3	$420.2	$(4,712.2)	$97.6	$7,519.3
Common stock issued	—	—	—	23.6	—	—	—	—	23.6
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.2	—	—	—	—	0.2
Stock-based compensation and additional related tax benefits	—	—	—	31.2	—	—	—	—	31.2
Treasury stock acquired, common	—	—	—	—	—	—	(6.1)	—	(6.1)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(8.8)	(8.8)
Capital received from noncontrolling interest	—	—	—	—	—	—	—	9.7	9.7
Effects of changing post-retirement benefit plan measurement date, net of related income taxes	—	—	—	—	0.9	(2.0)	—	—	(1.1)
Comprehensive loss:
Net income	—	—	—	—	359.0	—	—	1.7	360.7
Net unrealized losses, net	—	—	—	—	—	(1,220.9)	—	—	(1,220.9)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	32.8	—	(0.6)	32.2
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	(4.0)	—	—	(4.0)
Comprehensive loss									(832.0)
Balances at June 30, 2008	$—	$0.1	$3.9	$8,350.4	$3,757.7	$(773.9)	$(4,718.3)	$99.6	$6,719.5

Balances at January 1, 2009	$—	$0.1	$3.9	$8,376.5	$3,722.5	$(4,911.6)	$(4,718.6)	$96.5	$2,569.3
Common stock issued	—	—	0.6	1,112.4	—	—	—	—	1,113.0
Stock-based compensation and additional related tax benefits	—	—	—	16.8	—	—	—	—	16.8
Treasury stock acquired, common	—	—	—	—	—	—	(3.7)	—	(3.7)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(4.2)	(4.2)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(45.9)	—	—	—	0.2	(45.7)
Capital paid to noncontrolling interest	—	—	—	—	—	—	—	(18.2)	(18.2)
Effects of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	9.9	(9.9)	—	—	—
Comprehensive income:
Net income	—	—	—	—	279.6	—	—	7.0	286.6
Net unrealized gains, net	—	—	—	—	—	1,806.8	—	—	1,806.8
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(68.4)	—	—	(68.4)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	110.8	—	—	110.8
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	29.9	—	—	29.9
Comprehensive income									2,165.7
Balances at June 30, 2009	$—	$0.1	$4.5	$9,459.8	$3,995.5	$(3,042.4)	$(4,722.3)	$81.3	$5,776.5

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2009	2008
	(in millions)
Operating activities
Net income	$286.6	$360.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	36.2	126.4
Additions to deferred policy acquisition costs	(253.3)	(373.8)
Accrued investment income	54.5	30.1
Net cash flows from trading securities	38.0	(409.8)
Premiums due and other receivables	(55.3)	23.0
Contractholder and policyholder liabilities and dividends	820.1	1,083.9
Current and deferred income taxes	149.0	(20.1)
Net realized capital losses	218.5	237.5
Depreciation and amortization expense	68.8	69.8
Mortgage loans held for sale, acquired or originated	(21.2)	(27.4)
Mortgage loans held for sale, sold or repaid, net of gain	26.0	28.8
Real estate acquired through operating activities	(16.6)	(29.9)
Real estate sold through operating activities	0.3	7.2
Stock-based compensation	16.5	26.4
Other	46.8	(59.7)
Net adjustments	1,128.3	712.4
Net cash provided by operating activities	1,414.9	1,073.1
Investing activities
Available-for-sale securities:
Purchases	(2,968.0)	(4,360.4)
Sales	1,623.7	434.2
Maturities	2,049.6	1,799.4
Mortgage loans acquired or originated	(181.1)	(753.4)
Mortgage loans sold or repaid	862.2	613.8
Real estate acquired	(42.1)	(11.2)
Real estate sold	1.3	46.0
Net purchases of property and equipment	(16.5)	(49.5)
Purchases of interest in subsidiaries, net of cash acquired	(45.7)	(20.3)
Net change in other investments	(50.6)	(25.3)
Net cash provided by (used in) investing activities	$1,232.8	$(2,326.7)

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the six months ended, June 30,
	2009	2008
	(in millions)
Financing activities
Issuance of common stock	$1,154.4	$23.6
Acquisition of treasury stock	(3.7)	(6.1)
Proceeds from financing element derivatives	77.9	83.3
Payments for financing element derivatives	(43.7)	(61.1)
Excess tax benefits from share-based payment arrangements	0.2	2.8
Dividends to preferred stockholders	(16.5)	(16.5)
Issuance of long-term debt	750.0	3.1
Principal repayments of long-term debt	(21.7)	(12.7)
Net repayments of short-term borrowings	(345.7)	(72.7)
Investment contract deposits	2,681.1	6,792.5
Investment contract withdrawals	(5,224.4)	(5,531.7)
Net increase in banking operation deposits	68.1	232.3
Other	(3.2)	(3.1)
Net cash provided by (used in) financing activities	(927.2)	1,433.7
Net increase in cash and cash equivalents	1,720.5	180.1
Cash and cash equivalents at beginning of period	2,608.0	1,344.4
Cash and cash equivalents at end of period	$4,328.5	$1,524.5

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2008, included in our Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2008, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

We have evaluated subsequent events through August 5, 2009, which was the date our consolidated financial statements were issued.

Reclassifications have been made to prior period financial statements to conform to the June 30, 2009, presentation. See Recent Accounting Pronouncements for impact of new accounting guidance on prior period financial statements.

Recent Accounting Pronouncements

On June 30, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). This statement replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not anticipate that SFAS 168 will have a material impact on our consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). The objective of SFAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The most significant change is the elimination of the concept of a qualifying special-purpose entity. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. SFAS 166 will be effective for us on January 1, 2010. Earlier adoption is prohibited. We are still evaluating the impact this guidance will have on our consolidated financial statements.

Also on June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. In addition, SFAS 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The enhanced disclosures are required for any enterprise that holds a variable interest in a VIE. SFAS 167 will be effective for us on January 1, 2010. Earlier adoption is prohibited. We are still evaluating the impact this guidance will have on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

1. Nature of Operations and Significant Accounting Policies (continued)

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment (“OTTI”) and requires additional disclosures. The recognition provisions within FSP FAS 115-2 apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements of FSP FAS 115-2 apply to both debt and equity securities. An impaired debt security will be considered other-than-temporarily impaired if a holder has the intent to sell, or it more likely than not will be required to sell prior to recovery of the amortized cost. If a holder of a debt security does not expect recovery of the entire cost basis, even if there is no intention to sell the security, it will be considered an OTTI as well. FSP FAS 115-2 also changes how an entity recognizes an OTTI for a debt security by separating the loss between the amount representing the credit loss and the amount relating to other factors, if a holder does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses will be recognized in net income and losses relating to other factors will be recognized in other comprehensive income (“OCI”). If the holder has the intent to sell or it more likely than not will be required to sell before its recovery of amortized cost less any current period credit loss, the entire OTTI will continue to be recognized in net income. FSP FAS 115-2 requires a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to accumulated OCI. We adopted FSP FAS 115-2 effective January 1, 2009. The cumulative change in accounting principle from adopting this guidance resulted in a net $9.9 million increase to retained earnings and a corresponding decrease to accumulated OCI. The required disclosures have been included in our consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 amends SFAS No. 157, Fair Value Measurements (“SFAS 157”), to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. FSP FAS 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. Further, this FSP requires additional disclosures about fair value measurements in annual and interim reporting periods and supersedes FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active. We adopted FSP FAS 157-4 effective January 1, 2009, and this guidance did not have a material impact on our consolidated financial statements. See Note 9, Fair Value of Financial Instruments, for further details.

Also on April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 extends the annual disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to interim financial statements of public companies. We adopted FSP FAS 107-1 effective April 1, 2009. The required disclosures have been included in Note 9, Fair Value of Financial Instruments.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

1. Nature of Operations and Significant Accounting Policies (continued)

Also on December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). Under this statement, noncontrolling interests are to be treated as a separate component of equity, rather than as a liability or other item outside of equity. In addition, SFAS 160 changes the way the consolidated income statement is presented. Under this statement, net income includes the total income of all consolidated subsidiaries, with separate disclosures on the face of the income statement of the income attributable to controlling and noncontrolling interests. Previously, net income attributable to the noncontrolling interest was reported as an operating expense in arriving at consolidated net income. Finally, SFAS 160 revises the accounting requirements for changes in a parent’s ownership interest when the parent retains control and for changes in a parent’s ownership interest that results in deconsolidation. We adopted SFAS 160 on January 1, 2009. Presentation and disclosure requirements have been applied retrospectively for all periods presented. All other requirements of SFAS 160 should be applied prospectively. Certain separate account arrangements involve ownership of mutual funds to support the investment objective of the separate account. It is possible that, through a separate account arrangement, greater than 50% of the mutual fund shares could be owned. The accounting guidance for this circumstance is not well defined, but we, like many other insurers, do not consolidate the mutual fund as we believe the arrangement qualifies for the exemption afforded investment companies. In January 2009, the FASB asked the Emerging Issues Task Force (“EITF”) to consider a topic entitled “Consideration of an Insurer’s Accounting for Majority Owned Investments When the Ownership is through a Separate Account.” It is anticipated that the EITF will consider the issue in 2009. It is not possible to predict the outcome of the deliberations with any certainty; however, one outcome could be the recognition of the portion of the mutual fund not held via the separate account arrangement as a noncontrolling interest in equity.

Separate Accounts

As of June 30, 2009, and December 31, 2008, the separate accounts include a separate account valued at $159.9 million and $207.4 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

2. Investments

Fixed Maturities and Equity Securities

Fixed maturity securities include bonds, mortgage-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Equity securities include mutual funds, common stock and nonredeemable preferred stock. We classify fixed maturity securities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 9, Fair Value of Financial Instruments, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments related to deferred policy acquisition costs (“DPAC”), sales inducements, unearned revenue reserves, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to trading securities and hedged portions of available-for-sale securities in fair value hedging relationships are reflected in net income as net realized capital gains (losses).

The cost of fixed maturity securities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturity securities and equity securities is adjusted for other-than-temporary impairments recognized in net income. For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated prepayments using a tool that models the prepayment behavior of the underlying collateral based on the current interest rate environment.

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in OCI and fair value of fixed maturities and equity securities available-for-sale as of June 30, 2009, are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than-temporary impairments in OCI	Fair value
			(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$570.2	$4.8	$0.8	$—	$574.2
Non-U.S. governments	708.1	82.7	5.8	—	785.0
States and political subdivisions	1,968.4	33.9	40.4	—	1,961.9
Corporate	33,176.7	679.0	2,890.9	28.0	30,936.8
Residential mortgage-backed securities	2,187.7	64.3	1.7	—	2,250.3
Commercial mortgage-backed securities	5,355.3	8.6	1,825.8	31.7	3,506.4
Collateralized debt obligations	641.7	3.0	316.0	34.1	294.6
Other debt obligations	2,436.3	19.2	425.3	40.8	1,989.4
Total fixed maturities, available-for-sale	$47,044.4	$895.5	$5,506.7	$134.6	$42,298.6
Total equity securities, available-for-sale	$294.2	$12.0	$93.7	$—	$212.5

The amortized cost and fair value of fixed maturities available-for-sale as of June 30, 2009, by contractual maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$1,446.5	$1,425.7
Due after one year through five years	13,367.7	13,205.0
Due after five years through ten years	9,725.9	9,086.6
Due after ten years	11,883.3	10,540.6
	36,423.4	34,257.9
Mortgage-backed and other asset-backed securities	10,621.0	8,040.7
Total	$47,044.4	$42,298.6

Actual maturities may differ because issuers may have the right to call or prepay obligations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

2. Investments (continued)

Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, gains and losses related to other than temporary impairments, trading securities, certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance and impairments of real estate held for investment are reported as net realized capital gains (losses). Investment gains and losses on sales of certain real estate held for sale, which do not meet the criteria for classification as a discontinued operation, are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the three months ended June 30, 2009	For the six months ended June 30, 2009
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$14.2	$63.6
Gross losses	(193.6)	(350.4)
Portion of impairment losses recognized in other comprehensive income	66.5	117.1
Hedging, net	(180.2)	(233.6)
Fixed maturities, trading	18.2	41.8
Equity securities, available-for-sale:
Gross gains	5.7	12.5
Gross losses	(13.5)	(14.1)
Equity securities, trading	20.3	10.7
Mortgage loans	(41.1)	(76.6)
Derivatives	193.9	262.1
Other	(45.6)	(51.6)
Net realized capital losses	$(155.2)	$(218.5)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $0.7 billion and $1.6 billion for the three and six months ended June 30, 2009, respectively.

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

Every month, all securities are reviewed to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent we determine that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

2. Investments (continued)

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

We estimate the amount of the credit loss component of a debt security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or liquidations using bond specific facts and circumstances including timing, security interests and loss severity.

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, on fixed maturity securities were $193.1 million and $345.8 million for the three and six months ended June 30, 2009, respectively. Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, on equity securities were $7.8 million and $1.7 million for the three and six months ended June 30, 2009, respectively.

The other-than-temporary impairments on fixed maturity securities for which an amount related to credit losses was recognized in net realized capital gains (losses) and an amount related to noncredit losses was recognized in OCI is summarized as follows:

	For the three months ended June 30, 2009	For the six months ended June 30, 2009
	(in millions)
Total other-than-temporary impairments on fixed maturity securities for which an amount related to noncredit losses was recognized in OCI (1)	$(100.1)	$(199.3)
Noncredit loss recognized in OCI	66.5	117.1
Credit loss impairment recognized in net realized capital losses	$(33.6)	$(82.2)

(1)   For the three and six months ended June 30, 2009, total other-than-temporary impairment losses on available-for-sale securities reported in the consolidated statements of operations also include $93.0 million and $146.5 million, respectively, of impairment losses, net of recoveries from the sale of previously impaired securities, on fixed maturity securities and $7.8 million and $1.7 million, respectively, of impairment losses, net of recoveries from the sale of previously impaired securities, on equity securities for which total impairment losses are recognized in net income.

The following table provides a rollforward of credit losses on fixed maturity securities recognized in net income (“bifurcated credit losses”) for which a portion of an other-than-temporary impairment was recognized in OCI. The purpose of the table is to provide detail of (1) additions to the bifurcated credit loss amounts recognized for the period and (2) decrements for previously recognized bifurcated credit losses where the loss is no longer bifurcated and/or there has been a positive change in expected cash flows or accretion of the bifurcated credit loss amount.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)

June 30, 2009
(Unaudited)

2. Investments (continued)

	For the three months ended June 30, 2009	For the six months ended June 30, 2009
	(in millions)
Beginning balance	$(67.1)	$(18.5)
Credit losses for which an other-than-temporary impairment was not previously recognized	(24.3)	(72.3)
Credit losses for which an other-than-temporary impairment was previously recognized	(9.6)	(10.2)
Reduction for credit losses previously recognized on securities now sold or intended to be sold	0.3	0.3
Reduction for positive changes in cash flows expected to be collected and amortization (1)	0.1	0.1
Ending balance	$(100.6)	$(100.6)

(1) Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, as of June 30, 2009, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$48.8	$0.8	$—	$—	$48.8	$0.8
Non-U.S. governments	59.3	3.6	61.7	2.2	121.0	5.8
States and political subdivisions	297.2	4.7	567.3	35.7	864.5	40.4
Corporate	3,975.7	370.0	13,066.1	2,548.9	17,041.8	2,918.9
Residential mortgage-backed securities	328.1	1.6	1.9	0.1	330.0	1.7
Commercial mortgage-backed securities	821.8	121.4	2,447.2	1,736.1	3,269.0	1,857.5
Collateralized debt obligations	12.0	6.6	277.8	343.5	289.8	350.1
Other debt obligations	264.7	60.3	1,094.0	405.8	1,358.7	466.1
Total fixed maturities, available-for-sale	$5,807.6	$569.0	$17,516.0	$5,072.3	$23,323.6	$5,641.3
Total equity securities, available-for-sale	$86.1	$42.6	$65.9	$51.1	$152.0	$93.7

Of the total amounts, Principal Life’s consolidated portfolio represented $22,381.1 million in available-for-sale fixed maturity securities with gross unrealized losses of $5,544.2 million. Principal Life’s consolidated portfolio consists of fixed maturity securities where 86% are investment grade (rated AAA through BBB-) with an average price of 80 (carrying value/amortized cost) at June 30, 2009. Due to the credit disruption that began in the last half of 2007 and continued into 2009, which reduced liquidity and led to wider credit spreads, we saw an increase in unrealized losses in our securities portfolio. The unrealized losses were more pronounced in the Corporate sector and in structured products, such as commercial mortgage-backed securities, collateralized debt obligations and asset-backed securities (included in other debt obligations). During the second quarter of 2009, a narrowing of credit spreads and some improvement in liquidity resulted in a decrease in the unrealized losses in our securities portfolio relative to the period ended March 31, 2009.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

2. Investments (continued)

For those securities that have been in a loss position for less than twelve months, Principal Life’s consolidated portfolio holds 619 securities with a carrying value of $5,284.5 million and unrealized losses of $537.0 million reflecting an average price of 91 at June 30, 2009. Of this portfolio, 87% was investment grade (rated AAA through BBB-) at June 30, 2009, with associated unrealized losses of $444.2 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that have been in a continuous loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio holds 2,202 securities with a carrying value of $17,096.6 million and unrealized losses of $5,007.2 million. The average rating of this portfolio is A- with an average price of 77 at June 30, 2009. Of the $5,007.2 million in unrealized losses, the Corporate sector accounts for $2,484.0 million in unrealized losses with an average price of 84 and an average credit rating of BBB. The remaining unrealized losses consist primarily of $1,736.0 million within the commercial mortgage-backed securities sector at June 30, 2009. The average price of the commercial mortgage-backed securities sector is 59 and the average credit rating is AA. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because it is not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it is not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.

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

June 30, 2009
(in millions)
Net unrealized losses on fixed maturities, available-for-sale (1)	$(4,611.2)
Noncredit component of impairment losses on fixed maturities, available-for-sale	(117.1)
Net unrealized losses on equity securities, available-for-sale	(81.7)
Adjustments for assumed changes in amortization patterns	814.8
Adjustments for assumed changes in liability for policyholder benefits and claims	(36.8)
Net unrealized gains on derivative instruments	29.1
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	223.8
Provision for deferred income tax benefits	1,346.7
Effect of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	(9.9)
Net unrealized losses on available-for-sale securities and derivative instruments	$(2,442.3)

(1)                                Excludes net unrealized gains (losses) on hedged portions of fixed maturities, available-for-sale included in fair value hedging relationships.

Securities Posted as Collateral

We posted $804.6 million in fixed maturity securities as of June 30, 2009, to satisfy collateral requirements primarily associated with our derivative credit support annex (collateral) agreements and a reinsurance arrangement. In addition, we posted $1,681.2 million in commercial mortgage loans as of June 30, 2009, to satisfy collateral requirements associated with our obligation under funding agreements with the Federal Home Loan Bank of Des Moines.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

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

A swaption is an option to enter into an interest rate swap at a future date. We have written these options and received a premium in order to transform our callable liabilities into fixed term liabilities. Swaptions provide us the benefit of the agreed-upon strike rate if the market rates for liabilities are higher, with the flexibility to enter into the current market rate swap if the market rates for liabilities are lower. Swaptions not only hedge against the downside risk, but also allow us to take advantage of any upside benefits.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

3. Derivative Financial Instruments (continued)

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

Other Contracts

Commodity Swaps. Commodity swaps are used to sell or buy protection on commodity prices in return for receiving or paying a quarterly premium. We purchased AAA rated secured limited recourse notes from VIEs that are consolidated in our financial results. These VIEs use a commodity swap to enhance the return on an investment portfolio by selling protection on a static portfolio of commodity trigger swaps, each referencing a base or precious metal. The portfolio of commodity trigger swaps is a portfolio of deep out-of-the-money European puts on various base or precious metals. The VIEs provide mezzanine protection that the average spot rate will not fall below a certain trigger price on each commodity trigger swap in the portfolio and receive guaranteed quarterly premiums in return until maturity. At the same time the VIEs enter into this synthetic transaction, they buy a quality cash bond to match against the commodity swaps.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

3. Derivative Financial Instruments (continued)

Embedded Derivatives. We purchase or issue certain financial instruments or products that contain a derivative instrument that is embedded in the financial instrument or product. When it is determined that the embedded derivative possesses economic characteristics that are not clearly or closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated statements of financial position, is carried at fair value.

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

We posted $236.9 million and $372.8 million in cash and securities under collateral arrangements as of June 30, 2009, and December 31, 2008, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2009, and December 31, 2008, was $1,244.7 million and $2,100.0 million, respectively, for which we posted collateral of $236.9 million and $372.8 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2009, we would be required to post an additional $47.6 million of collateral to our counterparties.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

3. Derivative Financial Instruments (continued)

As of June 30, 2009, and December 31, 2008, we had received $271.2 million and $262.9 million, respectively, of cash collateral associated with our derivative credit support annex agreements. The cash collateral is included in other assets on the consolidated statements of financial position, with a corresponding liability reflecting our obligation to return the collateral recorded in other liabilities.

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

	June 30, 2009	December 31, 2008
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$23,651.7	$24,148.6
Futures	51.1	97.3
Swaptions	—	94.8
Foreign exchange contracts:
Foreign currency swaps	5,456.3	6,298.7
Currency forwards	60.9	52.1
Equity contracts:
Options	846.6	797.5
Futures	60.3	63.6
Credit contracts:
Credit default swaps	1,857.2	1,948.9
Other contracts:
Embedded derivative financial instruments	3,114.6	2,938.6
Commodity swaps	40.0	40.0
Total notional amounts at end of period	$35,138.7	$36,480.1

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$694.2	$1,105.1
Foreign exchange contracts:
Foreign currency swaps	487.5	562.5
Currency forwards	6.6	0.2
Equity contracts:
Options	180.1	222.1
Credit contracts:
Credit default swaps	30.8	70.7
Total gross credit exposure	1,399.2	1,960.6
Less: collateral received	312.3	284.2
Net credit exposure	$1,086.9	$1,676.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

3. Derivative Financial Instruments (continued)

The fair value of our derivative instruments classified as assets and liabilities were as follows:

	Derivative assets (1)		Derivative liabilities (2)
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$119.7	$250.8	$378.0	$819.2
Foreign exchange contracts	374.1	410.8	214.0	300.4
Total derivatives designated as hedging instruments	$493.8	$661.6	$592.0	$1,119.6

Derivatives not designated as hedging instruments
Interest rate contracts	$507.9	$802.1	$388.3	$621.5
Foreign exchange contracts	101.7	121.3	59.4	155.1
Equity contracts	180.1	222.1	0.1	—
Credit contracts	31.1	70.7	143.2	227.2
Other contracts	—	—	73.8	185.2
Total derivatives not designated as hedging instruments	$820.8	$1,216.2	$664.8	$1,189.0

Total derivative instruments	$1,314.6	$1,877.8	$1,256.8	$2,308.6

(1)         The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)        The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $31.2 million and $60.2 million as of June 30, 2009, and December 31, 2008, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $60.8 million as of both June 30, 2009, and December 31, 2008. These credit derivative transactions had a net fair value of $10.8 million and $21.2 million as of June 30, 2009, and December 31, 2008, respectively. Our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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
June 30, 2009
(Unaudited)

3. Derivative Financial Instruments (continued)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security as of June 30, 2009, and December 31, 2008. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	June 30, 2009
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
		(in millions)
Single name credit default swaps
Corporate debt
AA	$140.0	$(4.3)	$140.0	4.7
A	514.0	(5.7)	514.0	4.4
BBB	330.0	(10.0)	330.0	2.4
BB	18.0	(0.3)	18.0	0.2
Structured finance
BBB	16.0	(15.4)	16.0	21.7
BB	22.0	(20.2)	22.0	6.5
B	9.9	(5.6)	9.9	3.0
Total single name credit default swaps	1,049.9	(61.5)	1,049.9	4.0

Basket and index credit default swaps
Corporate debt
AAA	35.0	0.3	35.0	0.5
A	20.0	(0.5)	20.0	1.1
BBB	20.0	(0.7)	20.0	1.0
CCC	145.0	(24.3)	145.0	1.2
Near default	20.0	(20.0)	20.0	2.5
Government/municipalities
AA	50.0	(15.5)	50.0	5.6
Structured finance
AA	20.0	(7.8)	20.0	5.9
BBB	5.0	(1.7)	5.0	16.4
Total basket and index credit default swaps	315.0	(70.2)	315.0	2.4
Total credit default swap protection sold	$1,364.9	$(131.7)	$1,364.9	3.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

3. Derivative Financial Instruments (continued)

	December 31, 2008
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$10.0	$(1.0)	$10.0	4.5
AA	135.0	(4.6)	135.0	5.4
A	554.0	(25.8)	554.0	4.8
BBB	305.0	(24.4)	305.0	2.7
BB	33.0	(1.4)	33.0	0.5
Structured finance
A	9.9	(7.9)	9.9	3.5
BBB	16.0	(15.0)	16.0	22.5
BB	22.0	(18.1)	22.0	7.1
Total single name credit default swaps	1,084.9	(98.2)	1,084.9	4.4

Basket and index credit default swaps
Corporate debt
AAA	35.0	(0.2)	35.0	1.0
A	20.0	(1.4)	20.0	1.6
BBB	35.0	(16.3)	35.0	2.6
BB	130.0	(53.3)	130.0	1.5
CCC	20.0	(20.0)	20.0	3.0
Government/municipalities
AA	50.0	(19.3)	50.0	6.2
Structured finance
AA	25.0	(15.4)	25.0	8.6
Total basket and index credit default swaps	315.0	(125.9)	315.0	3.0
Total credit default swap protection sold	$1,399.9	$(224.1)	$1,399.9	4.1

We also have invested in available-for-sale fixed maturity securities that contain credit default swaps that do not require bifurcation. These securities are subject to the credit risk of the issuer, normally a special purpose vehicle, which consists of the underlying credit default swaps and high quality fixed maturity securities that serve as collateral. A default event occurs if the cumulative losses exceed a specified attachment point, which is typically not the first loss of the portfolio. If a default event occurs that exceeds the specified attachment point, our investment may not be fully returned. We would have no future potential payments under these investments. The following tables show by the types of referenced/underlying asset class and external rating of the available-for-sale fixed maturity security our fixed maturity securities with nonbifurcatable embedded credit derivatives as of June 30, 2009, and December 31, 2008.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

3. Derivative Financial Instruments (continued)

	June 30, 2009
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
AAA	$15.0	$13.5	1.2
A	15.0	14.1	0.8
BBB	5.0	4.6	0.8
BB	35.0	23.3	5.6
B	25.0	13.3	4.0
CCC	26.4	18.9	6.0
CC	22.6	7.2	7.6
Total corporate debt	144.0	94.9	5.0
Structured finance
AAA	9.5	4.2	3.8
AA	48.6	13.4	5.5
A	40.0	13.3	4.1
BBB	28.1	8.9	5.7
BB	47.6	16.4	7.0
B	7.6	0.9	9.7
CCC	2.1	0.2	7.8
Total structured finance	183.5	57.3	6.2
Total fixed maturity securities with credit derivatives	$327.5	$152.2	5.7

	December 31, 2008
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
AAA	$55.0	$25.9	4.5
AA	5.0	4.0	1.3
A	35.0	19.0	3.1
BB	44.9	16.5	5.9
B	1.4	1.4	8.7
C	8.8	5.7	8.0
Total corporate debt	150.1	72.5	5.4
Structured finance
AAA	32.0	17.1	5.5
AA	47.4	18.4	5.6
A	66.0	15.1	5.5
BBB	34.4	14.4	6.5
BB	54.8	7.0	8.2
CCC	0.4	0.4	3.0
Total structured finance	235.0	72.4	6.1
Total fixed maturity securities with credit derivatives	$385.1	$144.9	5.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
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

We also sell callable investment-type insurance contracts and use cancellable interest rate swaps and have written interest rate swaptions to hedge the changes in fair value of the callable feature.

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

The following tables show the effect of derivatives in fair value hedging relationships and the related hedged items on the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Derivatives in fair value	Amount of gain (loss) recognized in net income on derivatives for the three months ended June 30, (1)		Hedged items in fair value	Amount of gain (loss) recognized in net income on related hedged item for the three months ended June 30, (1)
hedging relationships	2009	2008	hedging relationships	2009	2008
	(in millions)			(in millions)
Interest rate contracts	$194.7	$193.7	Fixed maturities securities, available-for-sale	$(174.5)	$(182.7)
Interest rate contracts	(27.8)	(19.9)	Investment-type insurance contracts	34.2	21.0
Foreign exchange contracts	(8.6)	5.9	Fixed maturities securities, available-for-sale	3.7	(5.6)
Foreign exchange contracts	100.0	(52.3)	Investment-type insurance contracts	(95.4)	49.1
Total	$258.3	$127.4	Total	$(232.0)	$(118.2)

Derivatives in fair value	Amount of gain (loss) recognized in net income on derivatives for the six months ended June 30, (1)		Hedged items in fair value	Amount of gain (loss) recognized in net income on related hedged item for the six months ended June 30, (1)
hedging relationships	2009	2008	hedging relationships	2009	2008
	(in millions)			(in millions)
Interest rate contracts	$259.1	$11.1	Fixed maturities securities, available-for-sale	$(237.4)	$(11.9)
Interest rate contracts	(21.7)	(11.7)	Investment-type insurance contracts	31.2	9.0
Foreign exchange contracts	(6.5)	(6.8)	Fixed maturities securities, available-for-sale	6.4	7.5
Foreign exchange contracts	112.4	(50.8)	Investment-type insurance contracts	(98.4)	50.1
Total	$343.3	$(58.2)	Total	$(298.2)	$54.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

3. Derivative Financial Instruments (continued)

(1)          The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

Periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships of fixed maturities securities, available-for-sale reported in net investment income on the consolidated statements of operations were $36.1 million and $20.9 million in losses for the three months ended June 30, 2009 and 2008, respectively, and $63.7 million and $25.4 million in losses for the six months ended June 30, 2009 and 2008, respectively. Periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships of investment-type insurance contracts reported in benefits, claims and settlement expenses on the consolidated statements of operations were $27.8 million and $19.5 million in gains for the three months ended June 30, 2009 and 2008, respectively, and $53.6 million and $27.6 million in gains for the six months ended June 30, 2009 and 2008, respectively.

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

The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 11.0 years. At June 30, 2009, we had $67.5 million of gross unrealized gains reported in accumulated OCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. During both the three and six months ended June 30, 2009, $40.4 million of gross unrealized losses were reclassified from OCI into net realized capital gains (losses) as a result of the determination that hedged cash flows of a forecasted liability issuance were probable of not occurring. No amounts were reclassified from OCI into net income as a result of the determination that hedged cash flows were probable of not occurring during the three and six months ended June 30, 2008.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

3. Derivative Financial Instruments (continued)

The following tables show the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position for the three and six months ended June 30, 2009 and 2008. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Derivatives in cash flow hedging		Amount of gain (loss) recognized in accumulated OCI on derivatives (effective portion) for the three months ended June 30,		Location of gain (loss) reclassified from accumulated OCI into net income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI on derivatives (effective portion) for the three months ended June 30, (1)
relationships	Related hedged item	2009	2008		2009	2008
		(in millions)			(in millions)
Interest rate contracts	Fixed maturity securities, available-for-sale	$(39.1)	$2.2	Net investment income	$1.3	$0.8
				Net realized capital losses	(0.6)	—
Interest rate contracts	Investment-type insurance contracts	44.3	21.9	Benefits, claims and settlement expenses	(0.2)	—
Interest rate contracts	Debt	17.5	15.4	Operating expense	(0.5)	0.1
Foreign exchange contracts	Fixed maturity securities, available-for-sale	(175.4)	17.3	Net investment income	—	—
Foreign exchange contracts	Investment-type insurance contracts	163.3	(14.1)	Benefits, claims and settlement expenses	(1.9)	—
				Net realized capital losses	(3.8)	(0.5)
Total		$10.6	$42.7	Total	$(5.7)	$0.4

(1)          Does not include derivative periodic settlements. Periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships of fixed maturity securities, available-for-sale of $4.3 million and $0.8 million in gains were reported in net investment income on the consolidated statements of operations for the three months ended June 30, 2009 and 2008, respectively. Periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships of investment-type insurance contracts of $5.4 million and $1.8 million in losses were reported in benefits, claims and settlement expenses on the consolidated statements of operations for the three months ended June 30, 2009 and 2008, respectively. We did not have any periodic settlements on interest rate contracts in cash flow hedging relationships of debt for the three months ended June 30, 2009 and 2008.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

3. Derivative Financial Instruments (continued)

Derivatives in cash flow hedging		Amount of gain (loss) recognized in accumulated OCI on derivatives (effective portion) for the six months ended June 30,		Location of gain (loss) reclassified from accumulated OCI into net income (effective	Amount of gain (loss) reclassified from accumulated OCI on derivatives (effective portion) for the six months ended June 30, (1)
relationships	Related hedged item	2009	2008	portion)	2009	2008
		(in millions)			(in millions)
Interest rate contracts	Fixed maturity securities, available-for-sale	$(0.4)	$55.6	Net investment income	$2.4	$1.6
				Net realized capital losses	(0.6)	—
Interest rate contracts	Investment-type insurance contracts	51.5	3.6	Benefits, claims and settlement expenses	(0.5)	—
Interest rate contracts	Debt	30.6	(4.6)	Operating expense	(0.4)	0.2
Foreign exchange contracts	Fixed maturity securities, available-for-sale	(169.5)	(70.5)	Net investment income	—	—
Foreign exchange contracts	Investment-type insurance contracts	72.2	132.5	Benefits, claims and settlement expenses	(2.6)	—
				Net realized capital gains (losses)	22.9	(3.4)
Total		$(15.6)	$116.6	Total	$21.2	$(1.6)

(1)          Does not include derivative periodic settlements. Periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships of fixed maturity securities, available-for-sale of $8.1 million and $3.2 million in gains were reported in net investment income on the consolidated statements of operations for the six months ended June 30, 2009 and 2008, respectively. Periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships of investment-type insurance contracts of $9.0 million and $3.4 million in losses were reported in benefits, claims and settlement expenses on the consolidated statements of operations for the six months ended June 30, 2009 and 2008, respectively. We did not have any periodic settlements on interest rate contracts in cash flow hedging relationships of debt for the six months ended June 30, 2009 and 2008.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net loss resulting from the ineffective portion of interest rate contracts in cash flow hedging relationships was zero and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and zero and $1.2 million for the six months ended June 30, 2009 and 2008, respectively. The net gain (loss) resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $1.0 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively, and $0.4 million and $(0.4) million for the six months ended June 30, 2009 and 2008, respectively.

We expect to reclassify net losses of $1.2 million from accumulated OCI into net income in the next 12 months, which includes both net deferred losses on discontinued hedges and periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

3. Derivative Financial Instruments (continued)

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

The following tables show the effect of derivatives not designated as hedging instruments, including market value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008. Gains (losses) are primarily reported in net realized capital gains (losses) on the consolidated statements of operations.

	Amount of gain (loss) recognized in net income on derivatives for the three months ended June 30,		Amount of gain (loss) recognized in net income on derivatives for the six months ended June 30,
Derivatives not designated as hedging instruments	2009	2008	2009	2008
	(in millions)
Interest rate contracts	$(71.7)	$(53.0)	$(95.1)	$(38.5)
Foreign exchange contracts	103.9	(16.7)	96.0	15.4
Equity contracts	(71.5)	(13.8)	(68.5)	(7.3)
Credit contracts	72.9	13.9	48.3	(45.5)
Other contracts (1)	16.8	(4.4)	25.9	7.1
Total	$50.4	$(74.0)	$6.6	$(68.8)

(1)          The gain for other contracts primarily includes the change in fair value of embedded derivatives.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

4. Long-Term Debt

The components of long-term debt as of June 30, 2009, and December 31, 2008, were as follows:

	June 30, 2009	December 31, 2008
	(in millions)
8.2% notes payable, due 2009	$440.9	$454.9
3.31% notes payable, due 2011	58.5	49.9
3.63% notes payable, due 2011	29.9	25.6
7.875% notes payable, due 2014	400.0	—
8.875% notes payable, due 2019	350.0	—
6.05% notes payable, due 2036	601.8	601.8
8% surplus notes payable, due 2044	99.2	99.2
Non-recourse mortgages and notes payable	52.6	58.7
Other mortgages and notes payable	0.4	0.4
Total long-term debt	$2,033.3	$1,290.5

The amounts included above are net of the discount and premium associated with issuing these notes, which are being amortized to expense over the respective terms using the interest method.

On May 18, 2009, we issued $750.0 million of senior notes. We issued a $400.0 million series of notes that bear interest at 7.875% and will mature on May 15, 2014, and a $350.0 million series of notes that bear interest at 8.875% and will mature on May 15, 2019. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2009. The proceeds will primarily be used to refinance $440.9 million of notes due on August 15, 2009, with the remaining proceeds being used for general corporate purposes.

5. Federal Income Taxes

The effective income tax rate for the three and six months ended June 30, 2009, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income. Taxes on our share of earnings generated from equity method investments reflected in net investment income also contributed to a lower than U.S. statutory rate.

The effective income tax rates for the three and six months ended June 30, 2008, were lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and additional U.S. foreign tax credits resulting from the enactment of legislation to increase the Brazilian tax rate in the second quarter of 2008. As we apply the equity method of accounting to our Brazilian operations, the net increase in deferred tax liabilities associated with the newly enacted rate is reflected in net investment income. The effective income tax rate for the six months ended June 30, 2008, was also lower than the prevailing U.S. statutory rate due to the release of state deferred income tax liabilities associated with a reorganization of certain subsidiaries.

The Internal Revenue Service (“IRS”) is currently auditing our federal income tax returns for the years 2004 through 2007. The IRS informed us of their intent to audit our 2008 tax return beginning in early 2010. We do not expect the results of these audits or developments in other tax areas to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur. Consistent with December 31, 2008, we estimate that it is reasonably possible that the amount of our unrecognized tax benefits could increase $0.0 to $11.0 million within the next twelve months.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

6. Employee and Agent Benefits

Components of net periodic benefit cost (income):

	Pension benefits		Other post-retirement benefits
	For the three months ended June 30,		For the three months ended June 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$12.8	$12.4	$2.8	$2.1
Interest cost	25.2	24.9	4.9	4.2
Expected return on plan assets	(19.9)	(32.6)	(6.5)	(9.4)
Amortization of prior service benefit	(1.9)	(1.9)	(0.5)	(0.6)
Recognized net actuarial loss (gain)	23.2	0.3	2.4	(0.8)
Net periodic benefit cost (income)	$39.4	$3.1	$3.1	$(4.5)

	Pension benefits		Other post-retirement benefits
	For the six months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$25.6	$24.8	$5.6	$4.2
Interest cost	50.4	49.8	9.8	8.4
Expected return on plan assets	(39.8)	(65.2)	(13.0)	(18.8)
Amortization of prior service benefit	(3.8)	(3.8)	(1.0)	(1.2)
Recognized net actuarial loss (gain)	46.4	0.6	4.8	(1.6)
Net periodic benefit cost (income)	$78.8	$6.2	$6.2	$(9.0)

In 2008, our return on plans asset was lower than expected, which resulted in an actuarial loss and lower plan assets at December 31, 2008. The 2008 lower than expected return caused the expected return on plan assets in 2009 to be lower and the recognition of the actuarial loss to increase as the loss is amortized.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2009 will be zero so we will not be required to fund our qualified pension plan during 2009. However, it is possible that we may fund the qualified and nonqualified pension plans in 2009 for a combined total of between $20.0 million to $100.0 million. During both the three and six months ended June 30, 2009, we contributed $12.5 million to these plans.

7. Contingencies, Guarantees and Indemnifications

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

7. Contingencies, Guarantees and Indemnifications (continued)

On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life. Principal Life’s Motion to Transfer Venue was granted and the case is now pending in the Southern District of Iowa. The complaint alleged, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives “revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans” and allegedly failed to use the revenue to defray the expenses of the services provided to the plans. Plaintiff further alleged that these acts constitute prohibited transactions under ERISA. Plaintiff sought to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained “revenue sharing” fees from mutual funds. On August 27, 2008, the Plaintiff’s Motion for Class Certification was denied. The Plaintiff filed a petition seeking permission to appeal that ruling. The petition was denied on October 28, 2008. On May 11, 2009, Plaintiff filed a new Motion for Class Certification. Principal Life is aggressively defending the lawsuit.

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

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of June 30, 2009, was approximately $230.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that performance under these guarantees could materially affect net income in a particular quarter or annual period.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

7. Contingencies, Guarantees and Indemnifications (continued)

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

8. Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2008	3.0	10.0	259.1
Shares issued	—	—	0.9
Treasury stock acquired	—	—	(1.0)
Outstanding shares at June 30, 2008	3.0	10.0	259.0

Outstanding shares at January 1, 2009	3.0	10.0	259.3
Shares issued	—	—	59.2
Treasury stock acquired	—	—	(0.2)
Outstanding shares at June 30, 2009	3.0	10.0	318.3

In May 2009 we issued 58.2 million shares of common stock at a price of $19.75 per share. Net proceeds from the issuance were $1,109.1 million. The proceeds from this offering will be used for general corporate purposes.

Comprehensive income (loss) is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in millions)
Net income	$164.0	$183.1	$286.6	$360.7
Net change in unrealized gains (losses) on fixed maturities, available-for-sale	3,086.2	(716.8)	3,097.0	(2,172.0)
Net change in noncredit component of impairment losses on fixed maturities, available-for-sale	(66.5)	—	(117.1)	—
Net change in unrealized gains (losses) on equity securities, available-for-sale	35.8	6.6	(16.5)	(2.3)
Net change in unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	56.5	5.5	121.4	6.1
Adjustments for assumed changes in amortization patterns	(532.2)	122.7	(360.4)	293.7
Adjustment for assumed changes in liability for policyholder benefits and claims	(0.8)	(3.7)	(40.1)	(11.4)
Net change in unrealized gains (losses) on derivative instruments	4.7	48.6	(20.9)	11.9
Change in net foreign currency translation adjustment	85.1	(29.8)	109.2	40.5
Change in unrecognized post-retirement benefit obligation	22.9	(3.0)	46.0	(6.1)
Provision for deferred income tax benefits (taxes)	(892.8)	154.6	(939.5)	646.9
Comprehensive income (loss)	$1,962.9	$(232.2)	$2,165.7	$(832.0)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

9. Fair Value of Financial Instruments

We use fair value measurements to record fair value of certain assets and liabilities and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value under SFAS 107. We follow SFAS 157 to determine SFAS 107 fair value disclosure amounts. Certain financial instruments, particularly policyholder liabilities other than investment-type insurance contracts, are excluded from these fair value disclosure requirements.

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

•                  Level 3 — Fair values are based on significant unobservable inputs for the asset or liability. Our Level 3 assets and liabilities include certain fixed maturity securities, private equity securities, complex derivatives and embedded derivatives that must be priced using broker quotes or other valuation methods that utilize at least one significant unobservable input.

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

Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during 2009.

Fixed Maturities and Equity Securities

In determining fair value for fixed maturities, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm that they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, broker quotes, credit quality, industry events and economic events. If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to corporate bonds, as described below, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available. As of June 30, 2009, less than 2% of our fixed maturity securities, which were classified as Level 3 assets, were valued using internal pricing models.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

9. Fair Value of Financial Instruments (continued)

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

Mortgage Loans

Fair values of commercial and residential mortgage loans are determined by discounting the expected cash flows at current treasury rates plus an applicable risk spread. The risk spread is based on market clearing levels for loans with comparable credit quality, maturities and risk.

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

Cash Collateral and Cash Collateral Payable

The carrying amounts of cash collateral received and posted under derivative credit support annex (collateral) agreements and the carrying amount of the payable associated with our obligation to return the cash collateral received approximate their fair value.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

9. Fair Value of Financial Instruments (continued)

Investment-Type Insurance Contracts

The fair values of our reserves and liabilities for investment-type insurance contracts are estimated using discounted cash flow analyses based on current interest rates, including non-performance risk, being offered for similar contracts with maturities consistent with those remaining for the investment-type contracts being valued. Investment-type insurance contracts include insurance, annuity and other policy contracts that do not involve significant mortality or morbidity risk and that are only a portion of the policyholder liabilities appearing in the consolidated statements of financial position. Insurance contracts include insurance, annuity and other policy contracts that do involve significant mortality or morbidity risk. The fair values for our insurance contracts, other than investment-type contracts, are not required to be disclosed. We do consider, however, the various insurance and investment risks in choosing investments for both insurance and investment-type contracts. Certain annuity contracts and other investment-type insurance contracts include embedded derivatives that have been bifurcated from the host contract. The fair value of embedded derivatives is calculated based on actuarial and capital market assumptions, including non-performance risk, reflecting the projected cash flows over the life of the contract, incorporating expected policyholder behavior.

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

Bank Deposits

The fair value of deposits of our Principal Bank subsidiary with no stated maturity, such as demand deposits, savings, and interest-bearing demand accounts, is equal to the amount payable on demand (i.e., their carrying amounts). The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

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
June 30, 2009
(Unaudited)

9. Fair Value of Financial Instruments (continued)

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of June 30, 2009
	Assets / (liabilities)
	measured at fair	Fair value hierarchy level
	value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$574.2	$21.1	$553.1	$—
Non-U.S. governments	785.0	—	737.0	48.0
States and political subdivisions	1,961.9	—	1,961.9	—
Corporate	30,936.8	98.0	30,042.8	796.0
Residential mortgage-backed securities	2,250.3	—	2,250.3	—
Commercial mortgage-backed securities	3,506.4	—	3,472.2	34.2
Collateralized debt obligations	294.6	—	46.5	248.1
Other debt obligations	1,989.4	—	1,872.0	117.4
Total fixed maturities, available-for-sale	42,298.6	119.1	40,935.8	1,243.7
Fixed maturities, trading	869.6	—	801.4	68.2
Equity securities, available-for-sale	212.5	185.1	2.3	25.1
Equity securities, trading	170.4	93.3	77.1	—
Derivative assets (1)	1,314.6	—	1,247.0	67.6
Other investments (2)	70.9	13.6	57.3	—
Cash equivalents (3)	2,674.7	738.7	1,936.0	—
Sub-total excluding separate account assets	47,611.3	1,149.8	45,056.9	1,404.6

Separate account assets	55,998.4	32,508.5	18,603.2	4,886.7
Total assets	$103,609.7	$33,658.3	$63,660.1	$6,291.3

Liabilities
Investment-type insurance contracts (4)	$(31.2)	$—	$—	$(31.2)
Derivative liabilities (1)	(1,189.2)	—	(1,023.7)	(165.5)
Other liabilities (4)	(36.4)	—	(4.4)	(32.0)
Total liabilities	$(1,256.8)	$—	$(1,028.1)	$(228.7)

Net assets (liabilities)	$102,352.9	$33,658.3	$62,632.0	$6,062.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

9. Fair Value of Financial Instruments (continued)

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
June 30, 2009
(Unaudited)

9. Fair Value of Financial Instruments (continued)

Changes in Level 3 fair value measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 and 2008, is as follows:

	For the three months ended June 30, 2009						Changes in
						Ending	unrealized
	Beginning	Total realized/unrealized gains				asset /	gains (losses)
	asset /	(losses)		Purchases,		(liability)	included in
	(liability)		Included in	sales,		balance	net income
	balance as	Included in	other	issuances	Transfers	as of	relating to
	of March	net income	comprehensive	and	in (out) of	June 30,	positions still
	31, 2009	(1)	income	settlements	Level 3	2009	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$48.3	$(0.1)	$2.3	$(2.5)	$—	$48.0	$(0.1)
Corporate	739.2	(10.2)	15.6	(108.5)	159.9	796.0	(16.1)
Commercial mortgage-backed securities	47.7	(0.3)	8.6	(5.7)	(16.1)	34.2	(0.3)
Collateralized debt obligations	204.7	(13.6)	60.1	(3.1)	—	248.1	(13.6)
Other debt obligations	66.1	(1.4)	14.3	21.9	16.5	117.4	(1.4)
Total fixed maturities, available-for-sale	1,106.0	(25.6)	100.9	(97.9)	160.3	1,243.7	(31.5)
Fixed maturities, trading	58.3	9.9	—	—	—	68.2	9.9
Equity securities, available-for-sale	32.4	(6.2)	24.8	(25.9)	—	25.1	—
Derivative assets	90.1	(18.8)	—	(3.7)	—	67.6	(16.3)
Separate account assets	5,408.9	(418.3)	—	(108.3)	4.4	4,886.7	(411.8)

Liabilities
Investment-type insurance contracts	(50.7)	12.2	—	7.3	—	(31.2)	13.2
Derivative liabilities	(271.7)	105.8	0.4	—	—	(165.5)	106.9
Other liabilities (2)	(45.0)	—	17.6	(4.6)	—	(32.0)	—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

9. Fair Value of Financial Instruments (continued)

	For the three months ended June 30, 2008						Changes in
						Ending	unrealized
	Beginning	Total realized/unrealized gains				asset /	gains (losses)
	asset /	(losses)		Purchases,		(liability)	included in
	(liability)		Included in	sales,		balance	net income
	balance as	Included in	other	issuances	Transfers	as of	relating to
	of March	net income	comprehensive	and	in (out) of	June 30,	positions still
	31, 2008	(1)	income	settlements	Level 3	2008	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale	$1,810.8	$(8.6)	$(13.3)	$4.0	$58.6	$1,851.5	$(9.4)
Fixed maturities, trading	106.5	(1.0)	—	(30.0)	(10.1)	65.4	(1.0)
Equity securities, available-for-sale	38.9	(11.0)	10.3	—	15.0	53.2	(11.0)
Derivative assets	77.7	(1.4)	1.0	—	—	77.3	(1.8)
Separate account assets	7,388.2	(301.2)	—	8.7	1.4	7,097.1	(289.7)

Liabilities
Investment-type insurance contracts	(4.0)	(1.4)	—	3.0	—	(2.4)	(1.3)
Derivative liabilities	(125.8)	11.4	0.8	0.5	—	(113.1)	9.8
Other liabilities (2)	(126.8)	—	14.5	(4.6)	—	(116.9)	—

	For the six months ended June 30, 2009						Changes in
	Beginning					Ending	unrealized
	asset /	Total realized/unrealized gains				asset /	gains (losses)
	(liability)	(losses)		Purchases,		(liability)	included in
	balance as		Included in	sales,		balance	net income
	of	Included in	other	issuances	Transfers	as of	relating to
	December	net income	comprehensive	and	in (out) of	June 30,	positions still
	31, 2008	(1)	income	settlements	Level 3	2009	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$45.3	$0.2	$1.1	$1.4	$—	$48.0	$0.2
Corporate	750.9	(32.8)	(1.5)	(134.2)	213.6	796.0	(32.8)
Commercial mortgage-backed securities	58.0	(0.3)	4.3	(8.6)	(19.2)	34.2	(0.3)
Collateralized debt obligations	236.8	(41.3)	65.7	(5.2)	(7.9)	248.1	(41.1)
Other debt obligations	82.0	(1.4)	14.9	30.0	(8.1)	117.4	(1.4)
Total fixed maturities, available-for-sale	1,173.0	(75.6)	84.5	(116.6)	178.4	1,243.7	(75.4)
Fixed maturities, trading	60.7	8.5	—	—	(1.0)	68.2	8.5
Equity securities, available-for-sale	56.2	—	2.6	(33.7)	—	25.1	—
Derivative assets	100.7	(29.6)	(0.1)	(3.4)	—	67.6	(25.1)
Separate account assets	6,042.3	(993.9)	—	(163.3)	1.6	4,886.7	(952.9)

Liabilities
Investment-type insurance contracts	(60.2)	16.1	—	12.9	—	(31.2)	16.3
Derivative liabilities	(266.9)	97.6	3.8	—	—	(165.5)	101.2
Other liabilities (2)	(103.8)	—	81.0	(9.2)	—	(32.0)	—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

9. Fair Value of Financial Instruments (continued)

	For the six months ended June 30, 2008						Changes in
						Ending	unrealized
	Beginning	Total realized/unrealized gains				asset /	gains (losses)
	asset /	(losses)		Purchases,		(liability)	included in
	(liability)		Included in	sales,		balance	net income
	balance as	Included in	other	issuances	Transfers	as of	relating to
	of January	net income	comprehensive	and	in (out) of	June 30,	positions still
	1, 2008	(1)	income	settlements	Level 3	2008	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale	$2,201.3	$(50.4)	$(362.2)	$(74.8)	$137.6	$1,851.5	$(49.0)
Fixed maturities, trading	92.3	(1.6)	—	(15.2)	(10.1)	65.4	(1.6)
Equity securities, available-for-sale	51.1	(34.3)	0.2	(1.8)	38.0	53.2	(34.7)
Derivative assets	54.3	17.2	5.8	—	—	77.3	16.9
Separate account assets	7,313.2	(283.8)	—	140.1	(72.4)	7,097.1	(272.7)

Liabilities
Investment-type insurance contracts	(49.3)	7.3	—	39.6	—	(2.4)	7.6
Derivative liabilities	(62.3)	(53.1)	1.2	1.1	—	(113.1)	(54.2)
Other liabilities (2)	(155.6)	—	48.0	(9.3)	—	(116.9)	—

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

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis. As of June 30, 2009, mortgage loans with an aggregate cost of $11.9 million had been written down to fair value of $4.7 million. This write down resulted in a loss of $6.3 million and $7.2 million for the three and six months ended June 30, 2009, respectively, that was recorded in net realized capital gains (losses). These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values.

As of June 30, 2009, real estate with an aggregate cost of $1.0 million had been written down to fair value of $0.7 million. This write down resulted in a loss of $0.3 million for both the three and six months ended June 30, 2009, that was recorded in operating expense. This is a Level 3 fair value measurement, as the fair value of the real estate is estimated using appraised values.

As of June 30, 2008, mortgage servicing rights with an aggregate cost of $9.0 million had been written down to fair value of $7.9 million resulting in a charge of zero and $1.1 million for the three and six months ended June 30, 2008, respectively, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

9. Fair Value of Financial Instruments (continued)

SFAS 107 disclosures

The carrying amounts and estimated fair values of our financial instruments were as follows:

	June 30, 2009
	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$42,298.6	$42,298.6
Fixed maturities, trading	869.6	869.6
Equity securities, available-for-sale	212.5	212.5
Equity securities, trading	170.4	170.4
Mortgage loans	12,433.8	12,594.4
Policy loans	902.5	1,032.5
Other investments	540.5	540.5
Cash and cash equivalents	4,328.5	4,328.5
Derivative assets	1,314.6	1,314.6
Separate account assets	55,998.4	55,998.4
Cash collateral	271.0	271.0
Investment-type insurance contracts	(37,471.1)	(34,079.4)
Short-term debt	(159.5)	(159.5)
Long-term debt	(2,033.3)	(1,914.3)
Separate account liabilities	(49,607.7)	(50,097.1)
Derivative liabilities	(1,189.2)	(1,189.2)
Bank deposits	(2,214.1)	(2,226.9)
Cash collateral payable	(271.0)	(271.0)
Other liabilities	(36.4)	(36.4)

10. Segment Information

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
June 30, 2009
(Unaudited)

10. Segment Information (continued)

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

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2009	December 31, 2008
	(in millions)
Assets:
U.S. Asset Accumulation	$100,912.7	$100,468.8
Global Asset Management	1,193.6	1,320.6
International Asset Management and Accumulation	9,159.0	7,878.4
Life and Health Insurance	14,685.7	14,526.2
Corporate	4,755.6	3,988.4
Total consolidated assets	$130,706.6	$128,182.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

10. Segment Information (continued)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues by segment:
U.S. Asset Accumulation	$991.3	$1,255.7	$1,998.8	$2,460.4
Global Asset Management	103.3	143.7	207.7	283.3
International Asset Management and Accumulation	161.7	251.2	225.7	434.9
Life and Health Insurance	1,116.9	1,180.6	2,247.9	2,368.2
Corporate	(37.4)	(44.6)	(83.1)	(99.9)
Total segment operating revenues	2,335.8	2,786.6	4,597.0	5,446.9
Add:
Net realized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(178.0)	(130.9)	(250.5)	(269.2)
Terminated commercial mortgage securities issuance operation	—	2.4	(0.1)	(18.9)
Total revenues per consolidated statements of operations	$2,157.8	$2,658.1	$4,346.4	$5,158.8
Operating earnings (losses) by segment, net of related income taxes:
U.S. Asset Accumulation	$137.4	$152.9	$230.5	$292.0
Global Asset Management	8.2	24.1	15.0	43.9
International Asset Management and Accumulation	29.3	31.8	46.3	63.5
Life and Health Insurance	57.7	66.7	129.5	145.9
Corporate	(32.1)	(21.4)	(56.8)	(32.8)
Total segment operating earnings, net of related income taxes	200.5	254.1	364.5	512.5
Net realized capital losses, as adjusted (1)	(50.2)	(85.4)	(101.1)	(160.1)
Other after-tax adjustments (2)	—	(0.4)	(0.3)	(9.9)
Net income available to common stockholders per consolidated statements of operations	$150.3	$168.3	$263.1	$342.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

10. Segment Information (continued)

(1)          Net realized capital losses, as adjusted, is derived as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in millions)

Net realized capital losses	$(155.2)	$(111.5)	$(218.5)	$(237.5)
Periodic settlements and accruals on non-hedge derivatives	(20.0)	(19.4)	(27.7)	(28.2)
Certain market value adjustments to fee revenues	—	—	(1.5)	(3.5)
Recognition of front-end fee revenues	(2.8)	—	(2.8)	—
Net realized capital losses, net of related revenue adjustments	(178.0)	(130.9)	(250.5)	(269.2)
Amortization of deferred policy acquisition and sales inducement costs	114.4	16.4	89.6	29.9
Capital (gains) losses distributed	(13.6)	(6.9)	(6.9)	2.4
Certain market value adjustments of embedded derivatives	2.5	(3.2)	6.5	(3.2)
Noncontrolling interest capital (gains) losses	(4.5)	(3.0)	(5.6)	3.7
Income tax effect	29.0	42.2	65.8	76.3
Net realized capital losses, as adjusted	$(50.2)	$(85.4)	$(101.1)	$(160.1)

(2)          For the three months ended June 30, 2008, other after-tax adjustments included the negative effect of $0.4 million resulting from losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP.

For the six months ended June 30, 2009, other after-tax adjustments included the negative effect of $0.3 million resulting from losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP.

For the six months ended June 30, 2008, other after-tax adjustments of $9.9 million included (1) the negative effect of losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP ($17.5 million) and (2) the positive effect of a change in estimated loss related to a prior year legal contingency ($7.6 million).

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

10. Segment Information (continued)

The following table summarizes operating revenues for our products and services:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in millions)
U.S. Asset Accumulation:
Full service accumulation	$318.4	$368.1	$622.9	$730.8
Principal Funds	92.2	168.8	210.9	342.1
Individual annuities	225.2	271.9	466.1	491.8
Bank and trust services	20.8	16.6	39.1	36.7
Eliminations	(7.2)	(44.9)	(43.8)	(94.2)
Total Accumulation	649.4	780.5	1,295.2	1,507.2
Investment only	208.1	274.4	425.9	562.1
Full service payout	133.8	200.8	277.7	391.1
Total Guaranteed	341.9	475.2	703.6	953.2
Total U.S. Asset Accumulation	991.3	1,255.7	1,998.8	2,460.4
Global Asset Management (1)	103.3	143.7	207.7	283.3
International Asset Management and Accumulation	161.7	251.2	225.7	434.9
Life and Health Insurance:
Individual life insurance	339.0	350.7	673.9	699.7
Health insurance	413.9	452.0	843.7	917.4
Specialty benefits insurance	364.5	378.4	731.3	752.2
Eliminations	(0.5)	(0.5)	(1.0)	(1.1)
Total Life and Health Insurance	1,116.9	1,180.6	2,247.9	2,368.2
Corporate	(37.4)	(44.6)	(83.1)	(99.9)
Total operating revenues	$2,335.8	$2,786.6	$4,597.0	$5,446.9
Total operating revenues	$2,335.8	$2,786.6	$4,597.0	$5,446.9
Add:
Net realized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(178.0)	(130.9)	(250.5)	(269.2)
Terminated commercial mortgage securities issuance operation	—	2.4	(0.1)	(18.9)
Total revenues per consolidated statements of operations	$2,157.8	$2,658.1	$4,346.4	$5,158.8

(1)                                  Reflects inter-segment revenues of $47.3 million and $59.1 million and $93.8 million and $117.9 million for the three and six months ended June 30, 2009 and 2008, respectively. These revenues are eliminated within the Corporate segment.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

11. Stock-Based Compensation Plans

As of June 30, 2009, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan.

As of June 30, 2009, the maximum number of new shares of common stock that were available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 13.4 million.

The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans is as follows:

	For the six months ended June 30,
	2009	2008
	(in millions)
Compensation cost	$26.2	$27.4
Related income tax benefit	8.6	9.0
Capitalized as part of an asset	2.0	2.6

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2005 Stock Incentive Plan. Total options granted were 2.2 million for the six months ended June 30, 2009. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 4.1 percent, a weighted-average expected volatility of 55.0 percent, a weighted-average risk-free interest rate of 2.1 percent and a weighted-average expected term of 6 years. The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2009, was $4.07 per share.

As of June 30, 2009, there were $11.6 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 1.7 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2005 Stock Incentive Plan. Total performance share awards granted were 0.5 million for the six months ended June 30, 2009. The performance share awards granted represent initial target awards and do not reflect potential decreases resulting from the final performance objective to be determined at the end of the performance period. The actual number of shares to be awarded at the end of each performance period will be either 0% or 100% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $11.07 per common share.

As of June 30, 2009, there were $3.6 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 1.9 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2005 Stock Incentive Plan. Total restricted stock units granted were 1.8 million for the six months ended June 30, 2009. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $11.53 per common share.

As of June 30, 2009, there were $32.4 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 1.9 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

11. Stock-Based Compensation Plans (continued)

Employee Stock Purchase Plan

As of January 1, 2009, the offering period for the Employee Stock Purchase Plan changed from three to six months. Under the Employee Stock Purchase Plan, employees purchased 0.6 million shares for the six months ended June 30, 2009. The weighted-average fair value of the discount on the stock purchased was $2.83 per share.

As of June 30, 2009, a total of 9.0 million of new shares are available to be made issuable by us for this plan.

12. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions, except per share data)
Net income	$164.0	$183.1	$286.6	$360.7
Subtract:
Net income attributable to noncontrolling interest	5.4	6.5	7.0	1.7
Preferred stock dividends	8.3	8.3	16.5	16.5
Net income available to common stockholders	$150.3	$168.3	$263.1	$342.5
Weighted-average shares outstanding
Basic	289.9	259.1	275.1	259.2
Dilutive effects:
Stock options	0.4	1.8	—	1.7
Restricted stock units	1.1	0.3	0.7	0.3
Diluted	291.4	261.2	275.8	261.2
Net income per common share:
Basic	$0.52	$0.65	$0.96	$1.32
Diluted	$0.52	$0.64	$0.95	$1.31

The calculation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2009 and December 31, 2008, and for the six months ended June 30, 2009 and 2008.

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG’s interest in PFS, (ii) Principal Life’s interest in all direct subsidiaries of Principal Life and (iii) PFS’s interest in Principal Life even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent’s investment and earnings. All intercompany balances and transactions, including elimination of the parent’s investment in subsidiaries, between PFG, Principal Life and PFS and all other subsidiaries have been eliminated, as shown in the column “Eliminations and Other.”  These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
June 30, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
			(in millions)
Assets
Fixed maturities, available-for-sale	$—	$37,709.4	$5,179.2	$(590.0)	$42,298.6
Fixed maturities, trading	—	680.1	189.5	—	869.6
Equity securities, available-for-sale	—	207.0	5.5	—	212.5
Equity securities, trading	—	0.4	170.0	—	170.4
Mortgage loans	—	10,409.4	2,501.0	(476.6)	12,433.8
Real estate	—	19.8	957.3	(2.5)	974.6
Policy loans	—	883.6	18.9	—	902.5
Investment in unconsolidated entities	5,807.4	3,212.0	919.1	(9,430.8)	507.7
Other investments	5.5	1,579.0	716.5	(418.0)	1,883.0
Cash and cash equivalents	1,280.0	1,841.3	2,191.7	(984.5)	4,328.5
Accrued investment income	2.2	645.4	56.7	(8.1)	696.2
Premiums due and other receivables	—	855.8	187.3	3.4	1,046.5
Deferred policy acquisition costs	—	3,847.5	211.2	—	4,058.7
Property and equipment	—	432.4	73.7	—	506.1
Goodwill	—	96.7	287.4	—	384.1
Other intangibles	—	34.7	843.7	—	878.4
Separate account assets	—	51,350.6	4,647.8	—	55,998.4
Other assets	12.8	606.2	529.3	1,408.7	2,557.0
Total assets	$7,107.9	$114,411.3	$19,685.8	$(10,498.4)	$130,706.6
Liabilities
Contractholder funds	$—	$41,654.2	$42.0	$(246.4)	$41,449.8
Future policy benefits and claims	—	15,904.8	3,051.2	(16.9)	18,939.1
Other policyholder funds	—	535.1	18.3	—	553.4
Short-term debt	—	—	162.3	(2.8)	159.5
Long-term debt	1,351.8	99.5	1,328.0	(746.0)	2,033.3
Income taxes currently payable	(11.7)	(203.9)	13.3	205.1	2.8
Deferred income taxes	(27.4)	(1,511.1)	264.9	1,390.3	116.7
Separate account liabilities	—	51,350.6	4,647.8	—	55,998.4
Other liabilities	18.7	2,663.7	4,350.6	(1,355.9)	5,677.1
Total liabilities	1,331.4	110,492.9	13,878.4	(772.6)	124,930.1
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,459.8	6,089.9	8,264.3	(14,354.2)	9,459.8
Retained earnings	3,995.5	747.8	458.2	(1,206.0)	3,995.5
Accumulated other comprehensive loss	(3,042.4)	(2,998.5)	(2,996.4)	5,994.9	(3,042.4)
Treasury stock, at cost	(4,722.3)	—	—	—	(4,722.3)
Total stockholders’ equity attributable to PFG	5,695.2	3,841.7	5,726.1	(9,567.8)	5,695.2
Noncontrolling interest	81.3	76.7	81.3	(158.0)	81.3
Total stockholders’ equity	5,776.5	3,918.4	5,807.4	(9,725.8)	5,776.5
Total liabilities and stockholders’ equity	$7,107.9	$114,411.3	$19,685.8	$(10,498.4)	$130,706.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information (continued)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,756.6	$131.0	$—	$1,887.6
Fees and other revenues	—	640.3	497.3	(148.9)	988.7
Net investment income	0.5	1,517.1	154.0	17.0	1,688.6
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	2.1	(397.8)	465.3	(57.7)	11.9
Total other-than-temporary impairment losses on available-for-sale securities	—	(345.4)	(2.1)	—	(347.5)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	116.1	1.0	—	117.1
Net impairment losses on available-for-sale securities	—	(229.3)	(1.1)	—	(230.4)
Net realized capital gains (losses)	2.1	(627.1)	464.2	(57.7)	(218.5)
Total revenues	2.6	3,286.9	1,246.5	(189.6)	4,346.4
Expenses
Benefits, claims and settlement expenses	—	2,515.4	133.7	(8.2)	2,640.9
Dividends to policyholders	—	126.4	—	—	126.4
Operating expenses	32.0	838.9	502.5	(122.3)	1,251.1
Total expenses	32.0	3,480.7	636.2	(130.5)	4,018.4

Income (loss) before income taxes	(29.4)	(193.8)	610.3	(59.1)	328.0

Income taxes (benefits)	(11.5)	(98.3)	151.2	—	41.4
Equity in the net income of subsidiaries	304.5	326.9	(154.6)	(476.8)	—
Net income	286.6	231.4	304.5	(535.9)	286.6
Net income attributable to noncontrolling interest	7.0	7.0	7.0	(14.0)	7.0
Net income attributable to PFG	279.6	224.4	297.5	(521.9)	279.6
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$263.1	$224.4	$297.5	$(521.9)	$263.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,014.5	$194.7	$—	$2,209.2
Fees and other revenues	—	743.0	717.9	(225.0)	1,235.9
Net investment income (loss)	(0.1)	1,621.3	326.6	3.4	1,951.2
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(180.5)	24.5	31.9	(124.1)
Total other-than-temporary impairment losses on available-for-sale securities	—	(113.4)	—	—	(113.4)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	—	—	—
Net impairment losses on available-for-sale securities	—	(113.4)	—	—	(113.4)
Net realized capital gains (losses)	—	(293.9)	24.5	31.9	(237.5)
Total revenues	(0.1)	4,084.9	1,263.7	(189.7)	5,158.8
Expenses
Benefits, claims and settlement expenses	—	2,804.2	309.8	(8.0)	3,106.0
Dividends to policyholders	—	139.8	—	—	139.8
Operating expenses	25.9	990.9	671.0	(194.5)	1,493.3
Total expenses	25.9	3,934.9	980.8	(202.5)	4,739.1

Income (loss) before income taxes	(26.0)	150.0	282.9	12.8	419.7

Income taxes (benefits)	(11.1)	14.4	58.2	(2.5)	59.0
Equity in the net income of subsidiaries	375.6	183.0	150.9	(709.5)	—
Net income	360.7	318.6	375.6	(694.2)	360.7
Net income attributable to noncontrolling interest	1.7	1.7	1.7	(3.4)	1.7
Net income attributable to PFG	359.0	316.9	373.9	(690.8)	359.0
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$342.5	$316.9	$373.9	$(690.8)	$342.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(105.9)	$1,520.4	$786.3	$(785.9)	$1,414.9
Investing activities
Available-for-sale securities:
Purchases	—	(2,533.8)	(554.1)	119.9	(2,968.0)
Sales	—	1,386.9	236.8	—	1,623.7
Maturities	—	1,917.9	131.7	—	2,049.6
Mortgage loans acquired or originated	—	(182.7)	(48.0)	49.6	(181.1)
Mortgage loans sold or repaid	—	705.8	164.5	(8.1)	862.2
Real estate acquired	—	—	(42.1)	—	(42.1)
Real estate sold	—	—	1.3	—	1.3
Net purchases of property and equipment	—	(4.6)	(11.9)	—	(16.5)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(45.7)	—	(45.7)
Dividends received from (contributions to) unconsolidated entities	(496.3)	13.1	148.7	334.5	—
Net change in other investments	—	80.7	6.7	(138.0)	(50.6)
Net cash provided by (used in) investing activities	(496.3)	1,383.3	(12.1)	357.9	1,232.8
Financing activities
Issuance of common stock	1,154.4	—	—	—	1,154.4
Acquisition of treasury stock	(3.7)	—	—	—	(3.7)
Proceeds from financing element derivatives	—	77.9	—	—	77.9
Payments for financing element derivatives	—	(43.7)	—	—	(43.7)
Excess tax benefits from share-based payment arrangements	—	—	0.2	—	0.2
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	750.0	—	38.3	(38.3)	750.0
Principal repayments of long-term debt	—	—	(21.7)	—	(21.7)
Net proceeds of short-term borrowings	—	—	(342.9)	(2.8)	(345.7)
Capital received from (dividends paid to) parent	—	(148.7)	483.2	(334.5)	—
Investment contract deposits	—	2,681.1	—	—	2,681.1
Investment contract withdrawals	—	(5,224.4)	—	—	(5,224.4)
Net increase in banking operation deposits	—	—	68.1	—	68.1
Other	—	(3.2)	—	—	(3.2)
Net cash provided by (used in) financing activities	1,884.2	(2,661.0)	225.2	(375.6)	(927.2)
Net increase in cash and cash equivalents	1,282.0	242.7	999.4	(803.6)	1,720.5

Cash and cash equivalents at beginning of period	(2.0)	1,598.6	1,192.3	(180.9)	2,608.0
Cash and cash equivalents at end of period	$1,280.0	$1,841.3	$2,191.7	$(984.5)	$4,328.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information (continued)

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
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information (continued)

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2009 and December 31, 2008, and for the six months ended June 30, 2009 and 2008.

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG’s interest in PFS and (ii) PFS’s interest in Principal Life and all other subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent’s investment and earnings. All intercompany balances and transactions, including elimination of the parent’s investment in subsidiaries, between PFG, PFS and Principal Life and all other subsidiaries have been eliminated, as shown in the column “Eliminations and Other.” These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
June 30, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$42,298.6	$—	$42,298.6
Fixed maturities, trading	—	—	869.6	—	869.6
Equity securities, available-for-sale	—	—	212.5	—	212.5
Equity securities, trading	—	—	170.4	—	170.4
Mortgage loans	—	—	12,433.8	—	12,433.8
Real estate	—	—	974.6	—	974.6
Policy loans	—	—	902.5	—	902.5
Investment in unconsolidated entities	5,807.4	5,898.5	507.4	(11,705.6)	507.7
Other investments	5.5	50.2	1,827.3	—	1,883.0
Cash and cash equivalents	1,280.0	1,608.6	2,889.4	(1,449.5)	4,328.5
Accrued investment income	2.2	(2.1)	696.1	—	696.2
Premiums due and other receivables	—	—	1,045.7	0.8	1,046.5
Deferred policy acquisition costs	—	—	4,058.7	—	4,058.7
Property and equipment	—	—	506.1	—	506.1
Goodwill	—	—	384.1	—	384.1
Other intangibles	—	—	878.4	—	878.4
Separate account assets	—	—	55,998.4	—	55,998.4
Other assets	12.8	9.1	2,514.5	20.6	2,557.0
Total assets	$7,107.9	$7,564.3	$129,168.1	$(13,133.7)	$130,706.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)
June 30, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Liabilities
Contractholder funds	$—	$—	$41,449.8	$—	$41,449.8
Future policy benefits and claims	—	—	18,939.1	—	18,939.1
Other policyholder funds	—	—	553.4	—	553.4
Short-term debt	—	138.6	333.7	(312.8)	159.5
Long-term debt	1,351.8	440.9	240.6	—	2,033.3
Income taxes currently payable	(11.7)	(8.3)	7.9	14.9	2.8
Deferred income taxes	(27.4)	(8.9)	142.9	10.1	116.7
Separate account liabilities	—	—	55,998.4	—	55,998.4
Other liabilities	18.7	1,194.6	5,603.8	(1,140.0)	5,677.1
Total liabilities	1,331.4	1,756.9	123,269.6	(1,427.8)	124,930.1
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,459.8	8,264.3	7,651.3	(15,915.6)	9,459.8
Retained earnings	3,995.5	458.2	1,138.3	(1,596.5)	3,995.5
Accumulated other comprehensive loss	(3,042.4)	(2,996.4)	(2,988.3)	5,984.7	(3,042.4)
Treasury stock, at cost	(4,722.3)	—	(2.0)	2.0	(4,722.3)
Total stockholders’ equity attributable to PFG	5,695.2	5,726.1	5,817.1	(11,543.2)	5,695.2
Noncontrolling interest	81.3	81.3	81.4	(162.7)	81.3
Total stockholders’ equity	5,776.5	5,807.4	5,898.5	(11,705.9)	5,776.5
Total liabilities and stockholders’ equity	$7,107.9	$7,564.3	$129,168.1	$(13,133.7)	$130,706.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information (continued)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,887.6	$—	$1,887.6
Fees and other revenues	—	0.1	995.1	(6.5)	988.7
Net investment income	0.5	—	1,688.0	0.1	1,688.6
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	2.1	(2.5)	12.3	—	11.9
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(347.5)	—	(347.5)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	117.1	—	117.1
Net impairment losses on available-for-sale securities	—	—	(230.4)	—	(230.4)
Net realized capital gains (losses)	2.1	(2.5)	(218.1)	—	(218.5)
Total revenues	2.6	(2.4)	4,352.6	(6.4)	4,346.4
Expenses
Benefits, claims and settlement expenses	—	—	2,640.9	—	2,640.9
Dividends to policyholders	—	—	126.4	—	126.4
Operating expenses	32.0	22.2	1,203.3	(6.4)	1,251.1
Total expenses	32.0	22.2	3,970.6	(6.4)	4,018.4

Income (loss) before income taxes	(29.4)	(24.6)	382.0	—	328.0

Income taxes (benefits)	(11.5)	(13.6)	66.5	—	41.4
Equity in the net income of subsidiaries	304.5	315.5	—	(620.0)	—
Net income	286.6	304.5	315.5	(620.0)	286.6
Net income attributable to noncontrolling interest	7.0	7.0	6.9	(13.9)	7.0
Net income attributable to PFG	279.6	297.5	308.6	(606.1)	279.6
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$263.1	$297.5	$308.6	$(606.1)	$263.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,209.2	$—	$2,209.2
Fees and other revenues	—	0.1	1,243.1	(7.3)	1,235.9
Net investment income (loss)	(0.1)	(2.1)	1,953.4	—	1,951.2
Net realized capital losses, excluding impairment losses on available-for-sale securities	—	(0.5)	(123.5)	(0.1)	(124.1)
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(113.4)	—	(113.4)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	—	—	—
Net impairment losses on available-for-sale securities	—	—	(113.4)	—	(113.4)
Net realized capital losses	—	(0.5)	(236.9)	(0.1)	(237.5)
Total revenues	(0.1)	(2.5)	5,168.8	(7.4)	5,158.8
Expenses
Benefits, claims and settlement expenses	—	—	3,106.0	—	3,106.0
Dividends to policyholders	—	—	139.8	—	139.8
Operating expenses	25.9	21.6	1,453.2	(7.4)	1,493.3
Total expenses	25.9	21.6	4,699.0	(7.4)	4,739.1

Income (loss) before income taxes	(26.0)	(24.1)	469.8	—	419.7

Income taxes (benefits)	(11.1)	(23.7)	93.8	—	59.0
Equity in the net income of subsidiaries	375.6	376.0	—	(751.6)	—
Net income	360.7	375.6	376.0	(751.6)	360.7
Net income attributable to noncontrolling interest	1.7	1.7	1.4	(3.1)	1.7
Net income attributable to PFG	359.0	373.9	374.6	(748.5)	359.0
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$342.5	$373.9	$374.6	$(748.5)	$342.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(105.9)	$801.6	$1,463.1	$(743.9)	$1,414.9
Investing activities
Available-for-sale securities:
Purchases	—	(50.0)	(2,918.0)	—	(2,968.0)
Sales	—	—	1,623.7	—	1,623.7
Maturities	—	—	2,049.6	—	2,049.6
Mortgage loans acquired or originated	—	—	(181.1)	—	(181.1)
Mortgage loans sold or repaid	—	—	862.2	—	862.2
Real estate acquired	—	—	(42.1)	—	(42.1)
Real estate sold	—	—	1.3	—	1.3
Net purchases of property and equipment	—	—	(16.5)	—	(16.5)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(45.7)	—	(45.7)
Dividends received from (contributions to) unconsolidated entities	(496.3)	152.3	—	344.0	—
Net change in other investments	—	20.5	(51.7)	(19.4)	(50.6)
Net cash provided by (used in) investing activities	(496.3)	122.8	1,281.7	324.6	1,232.8
Financing activities
Issuance of common stock	1,154.4	—	—	—	1,154.4
Acquisition of treasury stock	(3.7)	—	—	—	(3.7)
Proceeds from financing element derivatives	—	—	77.9	—	77.9
Payments for financing element derivatives	—	—	(43.7)	—	(43.7)
Excess tax benefits from share-based payment arrangements	—	—	0.2	—	0.2
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	750.0	—	—	—	750.0
Principal repayments of long-term debt	—	(13.7)	(8.0)	—	(21.7)
Net proceeds (repayments) of short-term borrowings	—	(344.4)	20.4	(21.7)	(345.7)
Capital received from (dividends paid to) parent	—	496.3	(152.3)	(344.0)	—
Investment contract deposits	—	—	2,681.1	—	2,681.1
Investment contract withdrawals	—	—	(5,224.4)	—	(5,224.4)
Net increase in banking operation deposits	—	—	68.1	—	68.1
Other	—	—	(3.2)	—	(3.2)
Net cash provided by (used in) financing activities	1,884.2	138.2	(2,583.9)	(365.7)	(927.2)
Net increase in cash and cash equivalents	1,282.0	1,062.6	160.9	(785.0)	1,720.5
Cash and cash equivalents at beginning of period	(2.0)	546.0	2,728.5	(664.5)	2,608.0
Cash and cash equivalents at end of period	$1,280.0	$1,608.6	$2,889.4	$(1,449.5)	$4,328.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

13. Condensed Consolidating Financial Information (continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2009, compared with December 31, 2008, and our consolidated results of operations for the three and six months ended June 30, 2009 and 2008, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2008, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Transactions Affecting Comparability of Results of Operations

Dispositions

We entered into disposition agreements or disposed of the following business during 2009 and 2008:

Post Advisory Group, LLC. Effective January 1, 2009, we sold certain asset management contracts within our Post Advisory Group, LLC subsidiary to the management team now under the name Beach Point Capital Management LP. The assets under management associated with this sale totaled $3.8 billion. The total cash proceeds were $50.0 million, in addition to which we realized benefits from the cancellation of deferred compensation agreements. The initial $2.2 million cash down payment was received in the second quarter. We expect to receive the remaining balance over the next four years.

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

As a result of our decision to terminate our commercial mortgage securities issuance operation, amounts previously included in our Global Asset Management segment operating earnings related to our commercial mortgage securities issuance operation have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. Our commercial mortgage securities issuance operation had operating revenues of zero and $2.4 million for the three months ended June 30, 2009 and 2008, respectively, and $(0.1) million and $(18.9) million for the six months ended June 30, 2009 and 2008, respectively. Our commercial mortgage securities issuance operation had after-tax operating losses of zero and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and $0.3 million and $17.5 million for the six months ended June 30, 2009 and 2008, respectively.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. Our consolidated net income was negatively impacted by $8.9 million and positively impacted by $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and negatively impacted by $22.1 million and positively impacted by $6.2 million for the six months ended June 30, 2009 and 2008, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Stock-Based Compensation Plans.”

Defined Benefit Pension Expense

The 2009 annual pension benefit expense for substantially all of our employees and certain agents is expected to be $157.6 million pre-tax, which is a $145.3 million increase from the 2008 pre-tax pension expense of $12.3 million. This increase is primarily due to lower than estimated returns on plan assets and a decrease in discount rate. Approximately $39.4 million and $78.8 million of pre-tax pension expense were reflected in the determination of net income for the three and six months ended June 30, 2009, respectively. In addition, approximately $39.4 million of pre-tax pension expense will be reflected in each of the following two quarters for 2009. The discount rate used to develop the 2009 expense was 6.0%, down from the 6.3% discount rate used to develop the 2008 expense. The expected long-term return on plan assets assumption was 8.0%, down from the 8.25% used to develop the 2008 expense.

Recent Accounting Pronouncements

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	Increase (decrease)	2009	2008	Increase (decrease)
	(in millions)
Revenues:
Premiums and other considerations	$937.7	$1,156.2	$(218.5)	$1,887.6	$2,209.2	$(321.6)
Fees and other revenues	515.2	622.5	(107.3)	988.7	1,235.9	(247.2)
Net investment income	860.1	990.9	(130.8)	1,688.6	1,951.2	(262.6)
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(20.8)	(65.6)	44.8	11.9	(124.1)	136.0
Total other-than-temporary impairment losses on available-for-sale securities	(200.9)	(45.9)	(155.0)	(347.5)	(113.4)	(234.1)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	66.5	—	66.5	117.1	—	117.1
Net impairment losses on available-for-sale securities	(134.4)	(45.9)	(88.5)	(230.4)	(113.4)	(117.0)
Net realized capital losses	(155.2)	(111.5)	(43.7)	(218.5)	(237.5)	19.0
Total revenues	2,157.8	2,658.1	(500.3)	4,346.4	5,158.8	(812.4)
Expenses:
Benefits, claims and settlement expenses	1,334.3	1,634.0	(299.7)	2,640.9	3,106.0	(465.1)
Dividends to policyholders	62.9	69.0	(6.1)	126.4	139.8	(13.4)
Operating expenses	562.7	742.6	(179.9)	1,251.1	1,493.3	(242.2)
Total expenses	1,959.9	2,445.6	(485.7)	4,018.4	4,739.1	(720.7)
Income before income taxes	197.9	212.5	(14.6)	328.0	419.7	(91.7)
Income taxes	33.9	29.4	4.5	41.4	59.0	(17.6)
Net income	164.0	183.1	(19.1)	286.6	360.7	(74.1)
Net income attributable to noncontrolling interest	5.4	6.5	(1.1)	7.0	1.7	5.3
Net income attributable to Principal Financial Group, Inc.	158.6	176.6	(18.0)	279.6	359.0	(79.4)
Preferred stock dividends	8.3	8.3	—	16.5	16.5	—
Net income available to common stockholders	$150.3	$168.3	$(18.0)	$263.1	$342.5	$(79.4)

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Net Income Available to Common Stockholders

Due to the challenging economic environment, our revenues have decreased while our employee pension and other post-retirement benefit costs have increased relative to 2008. In order to minimize the impact to net income available to common stockholders, we have undertaken extensive company-wide expense savings initiatives to better align our expenses with the declining revenue base.

Net income available to common stockholders decreased for our Global Asset Management segment primarily due to the severe downturn in the global financial markets in 2008, which has led to a significant reduction in AUM and revenues. This decline was offset in part by a series of expense savings initiatives, which have been undertaken in response to the market downturn. Net income available to common stockholders also decreased in our U.S. Asset Accumulation segment primarily due to lower fee income resulting from a decrease in account values stemming from declining equity markets from 2008 to 2009 and a decrease in net investment income resulting from our decision to pursue a more liquid investment strategy and from a decrease in short-term investment rates.

Total Revenues

Premiums decreased $137.5 million for the U.S. Asset Accumulation segment, primarily due to a decrease in sales of annuities with life contingencies in our individual annuities and full service payout businesses. In addition, premiums and other considerations decreased $59.4 million for the Life and Health Insurance segment primarily due to a reduction in average covered medical members in our health insurance business and due to the expected continued decline from the decreasing block of traditional life insurance business.

Fees for the U.S. Asset Accumulation segment decreased $80.4 million, primarily due to lower fee income stemming from a decrease in account values as a result of the declining equity markets from 2008 to 2009. In addition, fees for the Global Asset Management segment decreased $36.8 million due to a decrease in AUM as a result of declining market conditions and the sale of certain asset management contracts within Post Advisory Group, LLC.

Net investment income decreased primarily due to lower investment returns on invested assets and cash related to our more liquid investment strategy.

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark to market adjustments of certain financial instruments and our decision to sell invested assets. Net realized capital losses increased primarily due to higher impairments, net of recoveries from sales, on fixed maturity securities. These losses were partially offset by mark to market gains versus losses on fixed maturity securities classified as trading. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $185.7 million in our U.S. Asset Accumulation segment primarily due to a decrease in our investment only business resulting from a decline in account values and lower variable crediting rates. Furthermore, a decrease in reserves related to lower sales of annuities with life contingencies in our full service payout and individual annuities businesses also contributed to the decrease. Benefits, claims and settlement expenses decreased $87.3 million for the International Asset Management and Accumulation segment, primarily due to lower interest crediting rates to customers, which are impacted by deflation in Chile, and the weakening of the Chilean peso against the U.S. dollar.

Operating expenses decreased $152.0 million for the U.S. Asset Accumulation segment primarily due to a decrease in DPAC amortization, which related to an improvement in equity markets during the second quarter of 2009, and a decrease due to expense savings initiatives. Despite a $43.9 million increase in employee pension and other post-retirement benefit costs, operating expenses (excluding the impacts of DPAC) for our organization have decreased as a result of company-wide expense savings initiatives.

Income Taxes

The effective income tax rates were 17% and 14% for the three months ended June 30, 2009 and 2008, respectively. The effective income tax rate for the three months ended June 30, 2009, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the interest exclusion from taxable income and taxes on our share of earnings generated from equity method investments, which are reflected in net investment income. The effective income tax rate for the three months ended June 30, 2008, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate and the interest exclusion from taxable income. As we apply the equity method of accounting to our Brazilian operations, the increase in net deferred tax liabilities associated with the change in tax rate is reflected in net investment income. The effective income tax rate increased to 17% from 14% for the three months ended June 30, 2009 and 2008, respectively, primarily due to additional U.S. foreign tax credits recognized in second quarter 2008 compared to second quarter 2009 resulting from the aforementioned Brazilian tax rate increase.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Net Income Available to Common Stockholders

Due to the challenging economic environment, our revenues have decreased while our employee pension and other post-retirement benefit costs have increased relative to 2008. In order to minimize the impact to net income available to common stockholders, we have undertaken extensive company-wide expense savings initiatives to better align our expenses with the declining revenue base.

Net income available to common stockholders decreased in our U.S. Asset Accumulation segment primarily due to a decrease in account values stemming from declining equity markets from 2008 to 2009, our decision to scale back our investment only business and a decrease in net investment income resulting from our decision to pursue a more liquid investment strategy and from a decrease in short-term investment rates.

Total Revenues

Premiums decreased $191.8 million for the U.S. Asset Accumulation segment, primarily due to a decrease in sales of annuities with life contingencies in our full service payout and individual annuities businesses. In addition, premiums and other considerations decreased $106.9 million for the Life and Health Insurance segment primarily due to a reduction in average covered medical members in our health insurance business and due to the expected continued decline from the decreasing block of traditional life insurance business.

Fees for the U.S. Asset Accumulation segment decreased $182.0 million, primarily due to lower fee income stemming from a decrease in account values as a result of the declining equity markets from 2008 to 2009. In addition, fees for the Global Asset Management segment decreased $71.8 million due to a decrease in AUM as a result of declining market conditions and the sale of certain asset management contracts within Post Advisory Group, LLC.

Net investment income decreased primarily due to lower investment returns on invested assets and cash related to our more liquid investment strategy.

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark to market adjustments of certain financial instruments and our decision to sell invested assets. Net realized capital losses decreased primarily due to mark to market gains versus losses on fixed maturity securities classified as trading, lower mark to market losses on derivatives and lower impairments on equity securities. These decreases were partially offset by higher impairments, net of recoveries on sales, on fixed maturity securities. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $250.5 million in our U.S. Asset Accumulation segment primarily due to a decrease in our investment only business resulting from a decline in account values and lower variable crediting rates. Furthermore, a decrease in reserves related to lower sales of full service payout annuities with life contingencies also contributed to the decrease. Benefits, claims and settlement expenses decreased $177.1 million for the International Asset Management and Accumulation segment, primarily due to lower interest crediting rates to customers, which are impacted by deflation in Chile, and the weakening of the Chilean peso against the U.S. dollar.

Operating expenses decreased $166.8 million for the U.S. Asset Accumulation segment primarily due to a decrease in DPAC amortization, which related to an improvement in equity markets during the second quarter of 2009 and a decrease due to expense savings initiatives. In addition, operating expenses decreased $66.5 million for the Life and Health Insurance segment primarily due to lower non-deferred sales-related expenses, expense savings initiatives and lower DPAC amortization. Despite a $87.8 million increase in employee pension and other post-retirement benefit costs, operating expenses (excluding the impacts of DPAC) for our organization have decreased as a result of company-wide expense savings initiatives.

Income Taxes

The effective income tax rates were 13% and 14% for the six months ended June 30, 2009 and 2008, respectively. The effective income tax rate for the six months ended June 30, 2009, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the interest exclusion from taxable income and taxes on our share of earnings generated from equity method investments, which are reflected in net investment income. The effective income tax rate for the six months ended June 30, 2008, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate and the release of state deferred income tax liabilities associated with the first quarter 2008 reorganization of certain subsidiaries.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 10, Segment Information.”

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

The following table presents the U.S. Asset Accumulation account value rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in billions)
Account values, beginning of period	$141.7	$174.5	$146.1	$180.8
Net cash flow (1)	(1.8)	2.9	0.2	6.0
Credited investment performance	11.2	—	5.1	(8.4)
Other	—	(0.2)	(0.3)	(1.2)
Account values, end of period	$151.1	$177.2	$151.1	$177.2

(1)   Includes net cash flow of $(1.6) billion and $(3.1) billion for the three and six months ended June 30, 2009, respectively, resulting from the decision to scale back our investment only business.

The following table presents certain summary financial data relating to the U.S. Asset Accumulation segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2009	2008	(decrease)	2009	2008	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$40.8	$178.3	$(137.5)	$109.8	$301.6	$(191.8)
Fees and other revenues	305.6	386.0	(80.4)	583.5	767.5	(184.0)
Net investment income	644.9	691.4	(46.5)	1,305.5	1,391.3	(85.8)
Total operating revenues	991.3	1,255.7	(264.4)	1,998.8	2,460.4	(461.6)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	536.9	703.3	(166.4)	1,127.0	1,360.1	(233.1)
Operating expenses	272.2	354.0	(81.8)	584.9	724.6	(139.7)
Total expenses	809.1	1,057.3	(248.2)	1,711.9	2,084.7	(372.8)
Operating earnings before income taxes	182.2	198.4	(16.2)	286.9	375.7	(88.8)
Income taxes	44.8	45.3	(0.5)	56.4	83.5	(27.1)
Operating earnings attributable to noncontrolling interest	—	0.2	(0.2)	—	0.2	(0.2)
Operating earnings	$137.4	$152.9	$(15.5)	$230.5	$292.0	$(61.5)

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Operating Earnings

Operating earnings decreased $15.8 million in our full service accumulation business primarily due to lower fee income resulting from a decrease in account values stemming from declining equity markets from 2008 to 2009. In addition, operating earnings decreased $7.0 million and $4.4 million in our full-service payout and investment only businesses, respectively, primarily due to a decrease in spread between net investment income and interest credited to policyholders resulting from our decision to pursue a more liquid investment strategy and from a decrease in short-term investment rates. Also contributing to the decline in our investment only business was our decision to scale back this business. Partially offsetting the decrease in segment operating earnings was a $14.0 million increase in our individual annuities business primarily due to a decrease in DPAC amortization related to favorable true-up impacts stemming from an improvement in equity markets during the second quarter of 2009.

Operating Revenues

Premiums decreased $79.4 million in our individual annuities business primarily due to a decrease in sales of annuities with life contingencies resulting from increasing competition. In addition, premiums decreased $58.1 million in our full service payout business primarily due to a decrease in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.

Fees decreased $48.8 million in our full service accumulation business primarily due to lower fee income stemming from a decrease in account values as a result of the declining equity markets from 2008 to 2009. Fees decreased $38.5 million in our Principal Funds business primarily due to a decline in distribution income and management fee income stemming from a decrease in average account values, which resulted from a decline in the equity markets from 2008 to 2009.

Net investment income decreased primarily due to lower investment returns on invested assets and cash related to our more liquid investment strategy for the segment.

Total Expenses

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $58.8 million in our investment only business primarily due to our decision to scale back this business and lower variable crediting rates. In addition, our full service payout business recognized a $55.7 million decrease in benefits, claims and settlement expenses due to a decrease in the change in reserves resulting from lower sales of annuities with life contingencies. Furthermore, benefits, claims and settlement expenses decreased $53.7 million in our individual annuities business primarily due to a decrease in the change in reserves resulting from lower sales of annuities with life contingencies, partially offset by an increase in interest credited on a growing block of fixed annuities.

Operating expenses in our full service accumulation business decreased $35.0 million primarily due to a decrease in DPAC amortization, which related to an improvement in equity markets during the second quarter of 2009, a decrease in investment management fee expense resulting from a decline in average account values and a decrease due to expense savings initiatives. In addition, operating expenses within Principal Funds decreased $30.1 million primarily due to lower fees paid to advisors resulting from a decrease in average account values. Furthermore, operating expenses in our individual annuities business decreased $14.8 million primarily due to a decrease in DPAC amortization related to favorable true-up impacts stemming from improving equity markets in the second quarter of 2009.

Income Taxes

The effective income tax rates for the segment were 25% and 23% for the three months ended June 30, 2009 and 2008, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Operating Earnings

Operating earnings decreased $32.8 million in our full service accumulation business primarily due to lower fee income resulting from a decrease in account values stemming from declining equity markets from 2008 to 2009. In addition, operating earnings decreased $12.3 million in our investment only business primarily due to a decrease in spread between net investment income and interest credited to policyholders resulting from our decision to scale back this business, our decision to pursue a more liquid investment strategy and from a decrease in short-term investment rates. Furthermore, operating earnings decreased $11.5 million in our Principal Funds business primarily due to a decline in distribution income and management fee income stemming from a decrease in average account values, which resulted from a decline in the equity markets from 2008 to 2009.

Operating Revenues

Premiums decreased $97.3 million in our full service payout business primarily due to a decrease in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period. In addition, premiums decreased $94.5 million in our individual annuities business primarily due to a decrease in sales of annuities with life contingencies resulting from increasing competition.

Fees decreased $109.3 million in our full service accumulation business primarily due to lower fee income stemming from a decrease in account values as a result of the declining equity markets from 2008 to 2009. Fees decreased $79.8 million in our Principal Funds business primarily due to a decline in distribution income and management fee income stemming from a decrease in average account values, which resulted from a decline in the equity markets from 2008 to 2009.

Net investment income decreased primarily due to lower investment returns on invested assets and cash, which related to our move to a more liquid investment strategy for the segment.

Total Expenses

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $116.3 million in our investment only business primarily due to our decision to scale back this business and lower variable crediting rates. In addition, our full service payout business benefits, claims and settlement expenses decreased $95.8 million primarily due to a decrease in the change in reserves resulting from lower sales of annuities with life contingencies. Furthermore, benefits, claims and settlement expenses decreased $28.6 million in our individual annuities business primarily due to a decrease in the change in reserves resulting from lower sales of individual annuities, partially offset by an increase in interest credited and an increase in annuity benefits related to a growing block of fixed annuities.

Operating expenses in our full service accumulation business decreased $72.8 million primarily due to a decrease in DPAC amortization, which related to an improvement in equity markets during the second quarter of 2009, a decrease in investment management fee expense resulting from a decline in average account values and a decrease due to expense savings initiatives. In addition, operating expenses within Principal Funds decreased $61.3 million primarily due to lower fees paid to advisors resulting from a decrease in average account values.

Income Taxes

The effective income tax rates for the segment were 20% and 22% for the six months ended June 30, 2009 and 2008, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

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

The following table provides the AUM rollforward for assets managed by Global Asset Management for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in billions)
AUM, beginning of period	$180.5	$229.9	$190.0	$236.0
Net cash flow (1)	(4.2)	3.9	(3.2)	7.3
Investment performance	14.3	—	8.6	(7.7)
Operations disposed (2)	—	—	(3.8)	—
Other	0.3	(0.8)	(0.7)	(2.6)
AUM, end of period	$190.9	$233.0	$190.9	$233.0

(1)    Includes net cash flow of $(1.6) billion and $(3.1) billion for the three and six months ended June 30, 2009, respectively, resulting from the U.S. Asset Accumulation segment’s decision to scale back its investment only business.

(2)    Includes disposition of certain asset management contracts within Post Advisory Group, LLC.

The following table presents certain summary financial data relating to the Global Asset Management segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	Increase (decrease)	2009	2008	Increase (decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$103.2	$138.3	$(35.1)	$203.8	$269.8	$(66.0)
Net investment income	0.1	5.4	(5.3)	3.9	13.5	(9.6)
Total operating revenues	103.3	143.7	(40.4)	207.7	283.3	(75.6)
Expenses:
Total expenses	89.8	103.2	(13.4)	183.2	210.4	(27.2)
Operating earnings before income taxes and noncontrolling interest	13.5	40.5	(27.0)	24.5	72.9	(48.4)
Income taxes	4.4	13.3	(8.9)	8.1	23.9	(15.8)
Operating earnings attributable to noncontrolling interest	0.9	3.1	(2.2)	1.4	5.1	(3.7)
Operating earnings	$8.2	$24.1	$(15.9)	$15.0	$43.9	$(28.9)

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Operating Earnings

The severe downturn in global financial markets in 2008 has led to a significant reduction in our AUM and revenues and thus a reduction in operating earnings. This decline was offset in part by a series of expense savings initiatives, which have been undertaken in response to the market downturn.

Operating Revenues

Fees decreased $35.1 million primarily due to a decrease in AUM as a result of declining market conditions and, to a lesser extent, the 2009 sale of certain asset management contracts within Post Advisory Group, LLC.

Net investment income decreased $5.3 million as a result of the declining interest rate environment, lower investment income earned on our loan portfolio and a decline in earnings from our equity method investment.

Total Expenses

Total expenses decreased $13.4 million primarily due to lower staff related costs resulting from expense savings initiatives.

Income Taxes

The effective income tax rate for the segment was 33% for both the three months ended June 30, 2009 and 2008. The effective income tax rate was lower than the U.S. statutory rate, primarily due to the inclusion of income attributable to noncontrolling interest in pre-tax operating earnings with no corresponding change in income taxes reported by us as the controlling interest.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Operating Earnings

The severe downturn in global financial markets in 2008 has led to a significant reduction in our AUM and revenues and thus a reduction in operating earnings. This decline was offset in part by a series of expense savings initiatives, which have been undertaken in response to the market downturn.

Operating Revenues

Fees decreased $66.0 million primarily due to a decrease in AUM as a result of declining market conditions and, to a lesser extent, the 2009 sale of certain asset management contracts within Post Advisory Group, LLC.

Net investment income decreased $9.6 million as a result of the declining interest rate environment, lower investment income earned on our loan portfolio and a decline in earnings from our equity method investment.

Total Expenses

Total expenses decreased $27.2 million primarily due to lower staff related costs resulting from expense savings initiatives.

Income Taxes

The effective income tax rate for the segment was 33% for both the six months ended June 30, 2009 and 2008. The effective income tax rate was lower than the U.S. statutory rate, primarily due to the inclusion of income attributable to noncontrolling interest in pre-tax operating earnings with no corresponding change in income taxes reported by us as the controlling interest.

International Asset Management and Accumulation Segment

International Asset Management and Accumulation Segment Summary Financial Data

AUM is a key indicator of earnings growth for the segment, as AUM is the base by which we can generate profits. Net cash flow and market performance are the two main drivers of AUM growth. Net cash flow reflects our ability to attract and retain client deposits. Market performance reflects the investment returns on our underlying AUM. The percentage growth or decline in the earnings of our International Asset Management and Accumulation segment will generally track with the percentage growth or decline in AUM. This trend may vary due to changes in business and/or product mix. Our AUM and financial results are also impacted by fluctuations of foreign currency to U.S. dollar exchange rates for the countries in which we have business.

The following table presents the International Asset Management and Accumulation AUM rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in billions)
AUM, beginning of period	$23.5	$30.2	$23.1	$28.7
Net cash flow	1.2	0.5	1.7	1.2
Investment performance	1.3	(0.1)	1.7	(0.4)
Effect of exchange rates	2.8	(0.6)	2.4	0.7
Other	(0.1)	—	(0.2)	(0.2)
AUM, end of period	$28.7	$30.0	$28.7	$30.0

The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	Increase (decrease)	2009	2008	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$75.0	$97.0	$(22.0)	$116.2	$139.8	$(23.6)
Fees and other revenues	28.4	33.6	(5.2)	52.5	68.9	(16.4)
Net investment income	58.3	120.6	(62.3)	57.0	226.2	(169.2)
Total operating revenues	161.7	251.2	(89.5)	225.7	434.9	(209.2)
Expenses:
Benefits, claims and settlement expenses	104.7	192.4	(87.7)	126.4	303.9	(177.5)
Operating expenses	27.6	38.8	(11.2)	49.8	75.2	(25.4)
Total expenses	132.3	231.2	(98.9)	176.2	379.1	(202.9)
Operating earnings before income taxes and noncontrolling interest	29.4	20.0	9.4	49.5	55.8	(6.3)
Income taxes (benefits)	0.1	(12.0)	12.1	3.2	(7.8)	11.0
Operating earnings attributable to noncontrolling interest	—	0.2	(0.2)	—	0.1	(0.1)
Operating earnings	$29.3	$31.8	$(2.5)	$46.3	$63.5	$(17.2)

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Operating Earnings

Operating earnings decreased $9.0 million due to the weakening of the Brazilian real, Mexican peso and Chilean peso against the U.S. dollar. In addition, operating earnings in Chile decreased $2.8 million primarily due to lower investment returns on assets not backing segment insurance products as a result of deflation in second quarter 2009, partially offset by expense savings efforts. These decreases were partially offset by $9.8 million of higher earnings in our equity method investment in Brazil as a result of fee growth, gains on sales of bonds and expense savings efforts.

Operating Revenues

Premiums in Chile decreased $21.6 million primarily due to the weakening of the Chilean peso against the U.S. dollar and lower sales of single premium annuities with life contingencies.

Fees and other revenue decreased $4.0 million in Mexico primarily due to the weakening of the Mexican peso against the U.S. dollar. Fees and other revenues also decreased $3.7 million in India and Hong Kong primarily due to lower AUM. Partially offsetting these decreases was a $2.2 million increase in Chile primarily due to higher unearned revenue amortization resulting from net unlocking and true-up adjustments.

Net investment income decreased primarily due to lower investment returns on average invested assets and cash, excluding our equity method investments, as a result of deflation in Chile during second quarter 2009.

Total Expenses

Benefits, claims and settlement expenses decreased $86.5 million in Chile, primarily due to lower interest crediting rates to customers, which are impacted by deflation similar to net investment income, the weakening of the Chilean peso against the U.S. dollar and a lower change in reserves associated with lower sales of single premium annuities with life contingencies.

Operating expenses in Mexico decreased $6.2 million primarily due to lower DPAC and present value of future profit (“PVFP”) amortization largely resulting from net unlocking and true-up adjustments, the weakening of the Mexican peso against the U.S. dollar and expense savings efforts. In addition, operating expenses in Chile decreased $2.1 million primarily due to expense savings efforts and the weakening of the Chilean peso against the U.S. dollar. Furthermore, operating expenses in India decreased $1.4 million primarily due to expense savings efforts and the weakening of the Indian rupee against the U.S. dollar.

Income Taxes

The effective income tax rates for this segment were 0% and (60)% for the three months ended June 30, 2009 and 2008, respectively. The effective income tax rate for the three months ended June 30, 2009, was lower than the U.S. statutory rate, primarily as a result of taxes on our share of earnings generated from equity method investments being reflected in net investment income and lower tax rates of foreign jurisdictions. The effective income tax rate for the three months ended June 30, 2008, was lower than the U.S. statutory rate, primarily due to additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate and lower tax rates of foreign jurisdictions. The Brazil tax rate change did not impact operating earnings because a U.S. foreign tax credit was allowed for the increase in Brazil deferred income taxes; however, it did impact the effective tax rate because our Brazilian subsidiary is reported on the equity method of accounting. The impact of the increased Brazil deferred income taxes flowed through pre-tax income but the decrease in income taxes due to the U.S. foreign tax credits was reflected in income taxes, the result of which was a decrease to the effective tax rate.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Operating Earnings

Operating earnings in Chile decreased $12.4 million primarily due to lower investment returns on assets not backing segment insurance products as a result of deflation in the first half of 2009, partially offset by expense savings efforts and lower inflation-based short-term interest expense on debt. In addition, operating earnings in our equity method investment in China decreased $2.8 million primarily due to a shift from variable to fixed income funds, which lowered fees, and realized losses on the sale and impairment of mutual fund investments.

Operating Revenues

Premiums in Chile decreased $23.2 million primarily due to the weakening of the Chilean peso against the U.S. dollar, partially offset by higher sales of single premium annuities with life contingencies.

Fees and other revenues in Mexico decreased $8.7 million primarily due to the weakening of the Mexican peso against the U.S. dollar. In addition, fees and other revenues decreased in India primarily due to lower AUM.

Net investment income decreased primarily due to lower investment returns on average invested assets and cash, excluding our equity method investments, as a result of deflation in Chile in the first half of 2009.

Total Expenses

Benefits, claims and settlement expenses decreased $172.4 million in Chile, primarily due to lower interest crediting rates to customers, which are impacted by deflation similar to net investment income, and the weakening of the Chilean peso against the U.S. dollar.

Operating expenses in Mexico decreased $11.9 million primarily due to lower DPAC and PVFP amortization largely resulting from net unlocking and true-up adjustments, the weakening of the Mexican peso against the U.S. dollar and expense savings efforts. In addition, operating expenses in Chile decreased $5.1 million primarily due to the weakening of the Chilean peso against the U.S. dollar, expense savings efforts and lower inflation-based short-term interest expense on debt. Furthermore, operating expenses in India decreased $4.4 million primarily due to a reduction in fund expenses passed to our asset management company and expense savings efforts.

Income Taxes

The effective income tax rates for this segment were 6% and (14)% for the six months ended June 30, 2009 and 2008, respectively. The effective income tax rate for the six months ended June 30, 2009, was lower than the U.S. statutory rate, primarily as a result of taxes on our share of earnings generated from equity method investments being reflected in net investment income and lower tax rates of foreign jurisdictions. The effective income tax rate for the six months ended June 30, 2008, was lower than the U.S. statutory rate, primarily due to additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate, lower tax rates of foreign jurisdictions and taxes on our share of earnings generated from our equity method investments that are included in net investment income. The Brazil tax rate change did not impact operating earnings because a U.S. foreign tax credit was allowed for the increase in Brazil deferred income taxes; however, it did impact the effective tax rate because our Brazilian subsidiary is reported on the equity method of accounting. The impact of the increased Brazil deferred income taxes flowed through pre-tax income but the decrease in income taxes due to the U.S. foreign tax credits was reflected in income taxes, the result of which was a decrease to the effective tax rate.

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

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in millions)
Universal and variable universal life insurance fee revenue	$87.7	$81.2	$168.1	$163.5
Traditional life insurance premiums	140.2	150.9	280.6	299.2

Health Insurance Trends

We have experienced lower premium revenue as increases in premium per member have been more than offset by a decrease in average covered medical members.

Our health insurance premium and fees were as follows for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in millions)
Premium and fees:
Group medical insurance	$376.0	$408.2	$764.8	$827.9
Fee-for-service	32.6	35.7	67.2	72.7

Specialty Benefits Insurance Trends

Premium and fees for our specialty benefits insurance business decreased slightly due to the economic impact on employment levels of our existing employer customers as well as higher lapses caused by competitive market conditions and pricing discipline.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in millions)
Premium and fees:
Group dental and vision insurance	$135.4	$138.6	$272.1	$277.5
Group life insurance	84.5	88.8	168.0	174.9
Group disability insurance	72.4	77.1	146.7	153.6
Individual disability insurance	44.9	43.6	89.3	85.4

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

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	Increase (decrease)	2009	2008	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$820.1	$879.5	$(59.4)	$1,658.2	$1,765.1	$(106.9)
Fees and other revenues	132.0	129.2	2.8	259.3	260.2	(0.9)
Net investment income	164.8	171.9	(7.1)	330.4	342.9	(12.5)
Total operating revenues	1,116.9	1,180.6	(63.7)	2,247.9	2,368.2	(120.3)
Expenses:
Benefits, claims and settlement expenses	716.6	742.2	(25.6)	1,416.4	1,449.8	(33.4)
Dividends to policyholders	62.2	68.2	(6.0)	124.6	138.5	(13.9)
Operating expenses	252.5	270.8	(18.3)	514.0	561.8	(47.8)
Total expenses	1,031.3	1,081.2	(49.9)	2,055.0	2,150.1	(95.1)
Operating earnings before income taxes	85.6	99.4	(13.8)	192.9	218.1	(25.2)
Income taxes	27.9	32.7	(4.8)	63.4	72.2	(8.8)
Operating earnings	$57.7	$66.7	$(9.0)	$129.5	$145.9	$(16.4)

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Operating Earnings

Operating earnings in our specialty benefits insurance business decreased $7.2 million due to an increase in dental claims and adverse impacts of the current economic environment on investment income, employee pension and other post-retirement benefit costs and premium growth. In addition, operating earnings in our health insurance business decreased $6.1 million primarily due to higher claim costs per member and a decrease in average covered medical members. Partially offsetting these decreases was a $4.3 million increase in our individual life insurance business due to lower DPAC amortization related to favorable true-up impacts stemming from improved equity market performance during the quarter.

Operating Revenues

Premiums decreased $31.6 million in our health insurance business due to a reduction in average covered medical members, as lapses were greater than new sales. Premiums decreased $17.1 million in our individual life insurance business primarily due to the expected continued decline from the decreasing block of traditional life insurance business and an increase in reinsurance on growing blocks of universal life and variable universal life insurance lines of business. In addition, premiums decreased $10.7 million in our specialty benefits insurance business due to a decline in employment levels of our existing employer customers and a slight increase in lapse rates.

Fees and other revenues increased $6.6 million in our individual life insurance business primarily due to growth in the universal life and variable universal life insurance lines of business. Fees and other revenues decreased $3.6 million in our health insurance business, largely due to a decrease in average fee-for-service medical members.

Net investment income decreased primarily due to lower investment returns on invested assets and cash related to our more liquid investment strategy for the segment.

Total Expenses

Benefits, claims and settlement expenses decreased $19.9 million in our health insurance business due to a decrease in average covered medical members partially offset by higher claim costs per member. In addition, benefits, claims and settlement expenses decreased $3.8 million in our individual life insurance business due to the lower reserve change from the decreasing block of traditional life insurance business partially offset by worse mortality experience.

Dividends to policyholders decreased $6.0 million, primarily from updating the policyholder dividend scale to reflect the experience of the Closed Block.

Operating expenses decreased $8.8 million in our health insurance business primarily due to actively managing expenses to align with a decline in insured medical and fee-for-service members. In addition, operating expenses decreased $8.7 million in our individual life insurance business primarily related to lower non-deferred sales-related expense.

Income Taxes

The effective income tax rate for this segment was 33% for both the three months ended June 30, 2009 and 2008. The effective income tax rate was lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Operating Earnings

Operating earnings in our specialty benefits insurance business decreased $14.0 million due to a favorable change in reserve assumptions related to our individual disability business in the prior period, with no comparable change in the current period, an increase in dental claims and adverse impacts of the economic environment on investment income, employee pension and other post-retirement benefit costs and premium growth. In addition, operating earnings in our health insurance business decreased $8.9 million primarily due to higher claim costs per member and a decrease in average covered medical members. Partially offsetting these decreases was a $6.5 million increase in our individual life insurance business due to updating the dividend scale to reflect the experience of the Closed Block and due to lower non-deferred sales-related expenses, which were partially offset by worse mortality experience.

Operating Revenues

Premiums decreased $62.0 million in our health insurance business due to a reduction in average covered medical members, as lapses were greater than new sales. Premiums decreased $29.8 million in our individual life insurance business primarily due to the expected continued decline from the decreasing block of traditional life insurance business and an increase in reinsurance on growing blocks of universal life and variable universal life insurance lines of business. In addition, premiums decreased $15.1 million in our specialty benefits insurance business due to a decline in employment levels of our existing employer customers and an increase in lapse rates.

Fees and other revenues decreased $6.4 million in our health insurance business, largely due to a decrease in average fee-for-service medical members. Partially offsetting these decreases was a $5.6 million increase in our individual life insurance business primarily due to growth in the universal life and variable universal life insurance lines of business, which was partially offset by lower fees related to a decline in sales, and negative unearned revenue amortization, resulting from worse mortality experience.

Net investment income decreased primarily due to lower investment returns on invested assets and cash related to our more liquid investment strategy for the segment.

Total Expenses

Benefits, claims and settlement expenses decreased $45.8 million in our health insurance business due to a decrease in average covered medical members partially offset by higher claim costs per member. Partially offsetting this decrease was a $11.1 million increase in benefits, claims and settlement expenses for our individual life insurance business due to higher cost of interest credited related to growth in the universal life and variable universal life insurance lines of business and an increase in claims.

Dividends to policyholders decreased $13.9 million, primarily from updating the policyholder dividend scale to reflect the experience of the Closed Block.

Operating expenses decreased $32.6 million in our individual life insurance business primarily related to lower non-deferred sales-related expenses and lower DPAC amortization. In addition, operating expenses decreased $14.5 million in our health insurance business primarily due to actively managing expenses to align with a decline in insured medical and fee-for-service members.

Income Taxes

The effective income tax rate for this segment was 33% for both the six months ended June 30, 2009 and 2008. The effective income tax rate was lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	Increase (decrease)	2009	2008	Increase (decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(37.4)	$(44.6)	$7.2	$(83.1)	$(99.9)	$16.8
Expenses:
Total expenses	0.6	(24.1)	24.7	(19.1)	(52.4)	33.3
Operating losses before income taxes and preferred stock dividends	(38.0)	(20.5)	(17.5)	(64.0)	(47.5)	(16.5)
Income tax benefits	(14.2)	(7.4)	(6.8)	(23.7)	(31.2)	7.5
Preferred stock dividends	8.3	8.3	—	16.5	16.5	—
Operating losses	$(32.1)	$(21.4)	$(10.7)	$(56.8)	$(32.8)	$(24.0)

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Operating Losses

Operating losses increased due to a decline in average investment yields and higher interest expense on corporate debt. In addition, operating losses increased due to an increase in net amounts credited to employee accounts in a nonqualified defined contribution pension plan.

Operating Revenues

Operating revenues increased due to a decrease in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses. Partially offsetting this increase was a decline in average investment yields, resulting primarily from a decrease in earnings from equity real estate investments.

Total Expenses

Total expenses increased due to a decrease in inter-segment eliminations included in this segment, which was offset by a corresponding change in operating revenues. In addition, total expenses increased due to higher interest expense related to the issuance of corporate debt in May 2009 as well as an increase in net amounts credited to employee accounts in a nonqualified defined contribution pension plan.

Income Taxes

Income tax benefits increased due to an increase in operating losses before income taxes.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Operating Losses

Operating losses increased due to the release of state deferred income tax liabilities associated with the reorganization of certain subsidiaries in the first quarter of 2008 with no corresponding activity in 2009. In addition, operating losses increased due to a decline in average investment yields. Further contributing to increased operating losses was an increase in the net amounts credited to employee accounts in a nonqualified defined contribution pension plan as well as higher interest expense on corporate debt.

Operating Revenues

Operating revenues increased due to a decrease in inter-segment eliminations included in this segment, which was mostly offset by a corresponding change in total expenses. Partially offsetting this increase in operating revenues was a decline in average investment yields, resulting primarily from decreased earnings on equity real estate investments.

Total Expenses

Total expenses increased due to a decrease in inter-segment eliminations included in this segment, which was offset by a corresponding change in operating revenues. In addition, total expenses increased due to an increase in net amounts credited to employee accounts in a nonqualified defined contribution pension plan and higher interest expense related to the issuance of corporate debt in May 2009.

Income Taxes

Income tax benefits decreased due to the release of state deferred income tax liabilities associated with the reorganization of certain subsidiaries in the first quarter of 2008 with no corresponding activity in 2009. The decreased income tax benefits were offset in part due to an increase in operating losses before income taxes.

Liquidity and Capital Resources

Liquidity and capital resources represent the overall strength of a company and its ability to generate strong cash flows, borrow funds at a competitive rate and to raise new capital to meet operating and growth needs. Our legal entity structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure.

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

We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed to be adequate to meet anticipated short-term and long-term payment obligations. As evidenced by our second quarter 2009 equity and debt issuances, with the uncertainty surrounding the length and severity of the current global recession we believe it is a prudent capital management practice to continue to explore any and all options available to us to maximize capital flexibility, including accessing the capital markets, utilizing our commercial paper program, cost cutting and internal efficiency initiatives and transactions with strategic and other investors.

Although approximately $16.6 billion, or 99%, of our institutional guaranteed investment contracts (“GICs”) and funding agreements cannot be redeemed by contractholders prior to maturity and our life insurance and annuity liabilities contain provisions limiting early surrenders, given market conditions we have taken steps to increase liquidity by increasing cash and cash equivalent holdings to $4.3 billion as of June 30, 2009. As a result of increased cash holdings, current yields will be lower than historically experienced. This trend will continue as long as market conditions remain strained and we continue to invest new cash inflows in cash and liquid investments. Our liquidity is supported by an increasing portfolio of government-backed securities, $3.2 billion as of June 30, 2009, that may be utilized to bolster our liquidity position through alternative secured borrowing transactions with various third parties, disposing of securities into the open market or accessing advances via our Federal Home Loan Bank of Des Moines membership, if needed.

In response to the market dislocation affecting the banking system and financial markets, various government institutions have established economic stabilization programs. As a savings and loan holding company subject to oversight of the Office of Thrift Supervision, we applied to participate in the U.S. Department of the Treasury’s Capital Purchase Program (“CPP”) and were notified of preliminary approval of our application to participate in May 2009. However, on June 11, 2009, we announced that we had declined to participate in the CPP.

As a savings and loan holding company, we are eligible to participate in the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (“TLGP”). To issue debt under the program, however, the FDIC requires all savings and loan holding companies to apply for an exception to establish a debt guarantee limit. Increasing inter-bank lending is one of the primary purposes of the program. The FDIC pointed to our lack of participation in inter-bank lending as one of several reasons it was not likely to grant an exception. As a result, we withdrew our TLGP application during first quarter 2009.

PFS was previously accepted for the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”). Under the program, our commercial paper must maintain ratings of at least A-1/P-1/F-1 by at least two ratings agencies. S&P and Moody’s downgraded PFS’s commercial paper rating in the first quarter of 2009; consequently, PFS is no longer eligible to issue commercial paper under the CPFF. As of June 30, 2009, PFS had no commercial paper outstanding under the CPFF.

As of June 30, 2009, we had credit facilities with various financial institutions in an aggregate amount of $841.2 million. As of June 30, 2009 and December 31, 2008, we had $159.5 million and $500.9 million, respectively, of outstanding unsecured borrowings under the credit facilities. Our credit facilities include a $579.0 million commercial paper program, of which we had $138.6 million outstanding as of June 30, 2009. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of June 30, 2009.

The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and to raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. In general, the current statutory limitation is the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Under this limitation, Principal Life could pay approximately $651.3 million in stockholder dividends in 2009 without exceeding the statutory limitation. On March 27, 2009, a $645.0 million ordinary dividend was paid by Principal Life to its parent company from internal sources of liquidity. Following our issuance of debt and equity, on May 20, 2009, a $500.0 million capital contribution was made to Principal Life from its parent company.

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

Net cash provided by operating activities was $1,414.9 million and $1,073.1 million for the six months ended June 30, 2009 and 2008, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2009 compared to 2008 was primarily due to a change in cash flows from trading securities as we have held and are holding higher cash balances to cover potential near-term obligations and to further reposition our investment portfolio as necessary.

Net cash provided by investing activities was $1,232.8 million for the six months ended June 30, 2009, compared to net cash used in investing activities of $2,326.7 million for the six months ended June 30, 2008. The increase in cash provided by investing activities in 2009 compared to 2008 was primarily the result of a decrease in net purchases of investments in 2009 as we have held and are holding higher cash balances to cover potential near term obligations and to further reposition our investment portfolio as necessary.

Net cash used in financing activities was $927.2 million for the six months ended June 30, 2009, compared to net cash provided by financing activities of $1,433.7 million for the six months ended June 30, 2008. The increase in cash used by financing activities in 2009 compared to 2008 is primarily due to an increase in net withdrawals of investment contracts, partially due to our decision to scale back our investment only business, offset in part by proceeds from the issuance of common stock and long-term debt in the current year.

Shelf Registration. We currently have an effective shelf registration which allows us the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration. In May 2009, we issued common stock and senior debt securities under the shelf registration.

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of June 30, 2009, we have no preferred dividend restrictions. The dividend payments on our preferred equity are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt.  The components of short-term debt as of June 30, 2009, and December 31, 2008, were as follows:

	June 30, 2009	December 31, 2008
	(in millions)
Commercial paper	$138.6	$482.3
Other recourse short-term debt	20.9	18.6
Total short-term debt	$159.5	$500.9

Long-Term Debt. On May 18, 2009, we issued $750.0 million of senior notes. We issued a $400.0 million series of notes that bear interest at 7.875% and will mature on May 15, 2014, and a $350.0 million series of notes that bear interest at 8.875% and will mature on May 15, 2019. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2009. The proceeds will primarily be used to refinance $440.9 million of notes due on August 15, 2009, with the remaining proceeds being used for general corporate purposes.

Stockholders’ Equity. In May 2009 we issued 58.2 million shares of common stock at a price of $19.75 per share. Net proceeds from the issuance were $1,109.1 million. The proceeds from this offering will be used for general corporate purposes. For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Stockholders’ Equity.”

Capitalization

Our capital structure as of June 30, 2009, and December 31, 2008, consisted of debt and equity summarized as follows:

	June 2009	December 2008
	(in millions)
Debt:
Short-term debt	$159.5	$500.9
Long-term debt	2,033.3	1,290.5
Total debt	2,192.8	1,791.4
Stockholders’ equity:
Equity attributable to Principal Financial Group, Inc. excluding accumulated other comprehensive income	8,737.6	7,384.4
Total capitalization excluding accumulated other comprehensive income	$10,930.4	$9,175.8
Debt to equity excluding accumulated other comprehensive income	25%	24%
Debt to capitalization excluding accumulated other comprehensive income	20%	20%

As of June 30, 2009, we have $1,742.2 million of excess cash in the holding companies available for debt maturities, interest and preferred dividend expenses and other holding company obligations. We continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

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

Contractual Obligations and Contractual Commitments

As of June 30, 2009, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2008.

Off-Balance Sheet Arrangements

Variable Interest Entities. As of June 30, 2009, there have been no significant changes to variable interest entities since December 31, 2008.

Guarantees and Indemnifications. As of June 30, 2009, there have been no significant changes to guarantees and indemnifications since December 31, 2008. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength Rating and Credit Ratings

Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

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

Each of A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service, and Standard & Poor’s revised its outlook for the U.S. life insurance sector to negative from stable in mid-to-late 2008. Of the many issues cited, the negative outlook was primarily based on expectations for higher-than-normal credit losses, negative impact of the volatile equity market on earnings and reduced financial flexibility. These outlook revisions signal increased review of the U.S. life insurance sector by the major independent rating organizations. As a result, it is possible there will be changes in the benchmarks for capital, liquidity, earnings and other factors used by these NRSROs that are critical to a ratings assignment at a particular rating level. If any such changes are made, it is possible that such changes could have an impact on the ratings of U.S. life insurance companies, including ours, which could adversely impact our profitability and financial condition.

As a reflection of the change by the rating agencies of their view of the market and the impact on life insurance companies, Principal Life experienced negative rating actions by the agencies in the first quarter of 2009. In the second quarter of 2009, there were positive actions taken on Principal Life’s rating outlook subsequent to the issuance of equity and debt. On May 13, 2009, S&P affirmed Principal Life’s insurance financial strength rating of A+ and changed the outlook to positive from stable. Similarly, on May 13, 2009, Fitch affirmed Principal Life’s insurance financial strength rating of AA-, and changed the outlook to negative from rating watch negative. Further on May 20, 2009, Moody’s affirmed Principal Life’s insurance financial strength rating of Aa3 and changed the outlook to stable from negative. AM Best made no rating or outlook changes during the quarter; they maintain the negative outlook on Principal Life’s insurance financial strength rating of A+. The changes in the outlook on Principal Life’s ratings indicate the positive view that the agencies have on our debt and equity issuances, however, there is still concern about the potential impact of the equity market turmoil on Principal Life’s financial flexibility.

In July 2009, Principal National Life Insurance Company (“PNLIC”) financial strength ratings were publicly announced.  PNLIC has been established to write individual life insurance products in 49 states. Initially only fixed products will be sold, with variable products being added at a later date.  PNLIC will share investment management, product design, operating platform and most other key functions with Principal Life, which will treat it as a part of its total operations. PNLIC will transfer investment, product and other risks to Principal Life via a reinsurance treaty.

The following table summarizes our significant financial ratings from the major independent rating organizations:

	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Principal Financial Group
Senior Unsecured Debt			BBB+	Baa1
Preferred Stock			BB+	Baa3
Principal Financial Services
Senior Unsecured Debt			BBB+	A3
Commercial Paper		F-1	A-2	P-2
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	Aa3
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	Aa3

Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Fair Value of Financial Instruments” for further details.

As of June 30, 2009, 33% of our net assets (liabilities) were Level 1, 61% were Level 2 and 6% were Level 3. Excluding separate account assets as of June 30, 2009, 2% of our net assets (liabilities) were Level 1, 95% were Level 2 and 3% were Level 3.

As of December 31, 2008, 32% of our net assets (liabilities) were Level 1, 61% were Level 2 and 7% were Level 3. Excluding separate account assets as of December 31, 2008, 2% of our net assets (liabilities) were Level 1, 95% were Level 2 and 3% were Level 3.

Changes in Level 3 fair value measurements

The net change for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009, was as follows:

	Balance as of	Balance as of
	June 30, 2009	December 31, 2008	Net change
	(in millions)
Assets
Total fixed maturities, available-for-sale	$1,243.7	$1,173.0	$70.7
Fixed maturities, trading	68.2	60.7	7.5
Equity securities, available-for-sale	25.1	56.2	(31.1)
Derivative assets	67.6	100.7	(33.1)
Separate account assets	4,886.7	6,042.3	(1,155.6)

Liabilities
Investment-type insurance contracts	(31.2)	(60.2)	29.0
Derivative liabilities	(165.5)	(266.9)	101.4
Other liabilities	(32.0)	(103.8)	71.8

Net total	$6,062.6	$7,002.0	$(939.4)

The decrease in the fair value of Level 3 instruments for the six months ended June 30, 2009, is primarily attributed to separate account assets. The decrease in separate account assets is primarily a result of unrealized losses, which do not impact net income in the consolidated statements of operations, as the change in value of separate account assets is offset by a change in value of separate account liabilities.

The net change for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008, was as follows:

	Balance as of	Balance as of
	June 30, 2008	January 1, 2008	Net change
	(in millions)
Assets
Total fixed maturities, available-for-sale	$1,851.5	$2,201.3	$(349.8)
Fixed maturities, trading	65.4	92.3	(26.9)
Equity securities, available-for-sale	53.2	51.1	2.1
Derivative assets	77.3	54.3	23.0
Separate account assets	7,097.1	7,313.2	(216.1)

Liabilities
Investment-type insurance contracts	(2.4)	(49.3)	46.9
Derivative liabilities	(113.1)	(62.3)	(50.8)
Other liabilities	(116.9)	(155.6)	38.7

Net total	$8,912.1	$9,445.0	$(532.9)

The decrease in the fair value of Level 3 instruments for the six months ended June 30, 2008, is primarily attributed to the fixed maturities, available-for-sale securities and separate account assets. The decrease in fixed maturities, available-for-sale securities resulted mostly from unrealized losses recognized in other comprehensive income. Most of the unrealized losses related to collateralized debt obligations, with lesser amounts attributed to corporate bonds, commercial mortgage-backed securities, asset-backed securities and collateralized mortgage obligations. The decrease in separate account assets is primarily a result of unrealized losses, which do not impact net income in the consolidated statements of operations as the change in value of separate account assets is offset by a change in value of separate account liabilities.

Investments

We had total consolidated assets as of June 30, 2009, of $130.7 billion, of which $60.2 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2009, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturity securities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets.

	June 30, 2009		December 31, 2008
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$30,639.7	51%	$28,786.7	49%
Private	12,528.5	21	12,173.9	21
Equity securities	382.9	1	400.7	1
Mortgage loans:
Commercial	10,643.1	18	11,279.3	19
Residential	1,790.7	3	1,834.3	3
Real estate held for sale	19.4	—	139.6	—
Real estate held for investment	955.2	1	779.8	1
Policy loans	902.5	1	896.4	1
Other investments	2,390.7	4	2,816.6	5
Total invested assets	60,252.7	100%	59,107.3	100%
Cash and cash equivalents	4,328.5		2,608.0
Total invested assets and cash	$64,581.2		$61,715.3

Investment Results

The following table presents the yield and investment income, excluding net realized capital gains and losses for our invested assets. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

	For the three months ended June 30,
	2009		2008
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.5%	$687.1	6.4%	$763.4
Equity securities	5.3	4.6	3.4	4.4
Mortgage loans — commercial	5.8	157.0	6.0	162.7
Mortgage loans — residential	4.5	20.2	8.0	39.1
Real estate	3.4	8.0	7.3	15.9
Policy loans	6.9	15.5	7.1	15.6
Cash and cash equivalents	0.4	3.5	4.3	14.2
Other investments	(1.4)	(8.8)	1.8	11.0
Total before investment expenses	5.6	887.1	6.2	1,026.3
Investment expenses	0.1	(27.0)	0.2	(35.4)
Net investment income	5.5%	$860.1	6.0%	$990.9

	For the six months ended June 30,
	2009		2008
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.5%	$1,357.8	6.3%	$1,504.7
Equity securities	4.8	9.4	3.3	9.1
Mortgage loans — commercial	5.8	316.9	6.2	333.4
Mortgage loans — residential	3.4	30.6	7.6	72.7
Real estate	3.9	18.5	7.0	30.4
Policy loans	6.7	30.3	6.6	28.9
Cash and cash equivalents	0.4	6.9	4.0	29.0
Other investments	(1.7)	(22.3)	1.4	15.7
Total before investment expenses	5.5	1,748.1	6.1	2,023.9
Investment expenses	0.2	(59.5)	0.2	(72.7)
Net investment income	5.3%	$1,688.6	5.9%	$1,951.2

The following tables present the contributors to net realized capital gains and losses for our invested assets for the three months ended June 30, 2009 and 2008.

	For the three months ended June 30, 2009
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(124.1)	$11.2	$(180.2)	$(293.1)
Fixed maturity securities, trading	—	18.2	—	18.2
Equity securities (2)	(7.8)	—	—	(7.8)
Equity securities, trading	—	20.3	—	20.3
Mortgage loans on real estate (3)	(41.1)	—	—	(41.1)
Derivatives (4)	—	—	193.9	193.9
Other (5)	—	6.7	(52.3)	(45.6)
Total	$(173.0)	$56.4	$(38.6)	$(155.2)

(1)           Impairments and credit losses include $191.8 million of other-than-temporary impairments, of which $66.5 million of noncredit impairment losses have been reclassified and recognized in other comprehensive income, and $1.2 million in realized credit recoveries on the sale of previously impaired assets. The hedging adjustments include $2.5 million of impairment-related net losses. Therefore, total net impairment losses for fixed maturity securities available-for-sale were $126.6 million.

(2)           Impairments include $13.5 million of impairment write-downs and $5.7 million in realized credit recoveries on previously impaired assets.

(3)           Impairments include a $16.4 million increase in the residential mortgage valuation allowance, a $14.0 million increase in the commercial mortgage valuation allowance, and $7.4 million in realized losses due to the foreclosure of a commercial mortgage loan.

(4)           Derivatives include $195.5 million of net gains related to derivatives used in qualifying hedges of fixed maturity securities and $72.2 million of net gains related to derivatives used in qualifying hedges of liabilities. The remainder of the net loss primarily resulted from mark to market adjustments on derivatives not designated as hedging instruments, with the largest components being $72.9 million of net gains on credit default swaps, $71.6 million of net losses on nonhedged interest rate contracts, $71.5 million of net losses on nonhedged equity contracts and the remainder relating to net losses from other risk management activities.

(5)           Other gains (losses) include net gains on certain seed money investments. Hedging adjustments primarily include net losses on certain liabilities in fair value hedging relationships.

	For the three months ended June 30, 2008
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(34.7)	$4.1	$(186.0)	$(216.6)
Fixed maturity securities, trading	—	(19.6)	—	(19.6)
Equity securities (2)	(11.2)	0.9	—	(10.3)
Equity securities, trading	—	8.4	—	8.4
Mortgage loans on real estate (3)	(0.1)	—	—	(0.1)
Derivatives (4)	—	—	43.5	43.5
Other (5)	—	4.0	79.2	83.2
Total	$(46.0)	$(2.2)	$(63.3)	$(111.5)

(1)           Impairments and credit losses include $36.0 million of other-than-temporary impairments and $1.3 million in realized credit recoveries on the sale of previously impaired assets.

(2)           Impairments include $11.2 million of impairment write-downs.

(3)           Impairments include $6.0 million in realized losses due to a deed in lieu foreclosure and a $5.9 million decrease in the commercial mortgage valuation allowance.

(4)           Derivatives include $197.3 million of net gains related to derivatives used in qualifying hedges of fixed maturity securities and $72.2 million of net losses related to derivatives used in qualifying hedges of liabilities. The remainder of the net gain primarily resulted from mark to market adjustments on derivatives not designated as hedging instruments, with the largest component being $66.4 million of net losses on interest rate swaps and the remainder relating to net losses from other risk management activities.

(5)           Other gains (losses) include net losses on certain seed money investments. Hedging adjustments primarily include net gains on certain liabilities in fair value hedging relationships.

The following tables present the contributors to net realized capital gains and losses for our invested assets for the six months ended June 30, 2009 and 2008.

	For the six months ended June 30, 2009
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(226.4)	$56.7	$(233.6)	$(403.3)
Fixed maturity securities, trading	—	41.8	—	41.8
Equity securities (2)	(1.7)	0.1	—	(1.6)
Equity securities, trading	—	10.7	—	10.7
Mortgage loans on real estate (3)	(76.6)	—	—	(76.6)
Derivatives (4)	—	—	262.1	262.1
Other (5)	—	10.0	(61.6)	(51.6)
Total	$(304.7)	$119.3	$(33.1)	$(218.5)

(1)           Impairments and credit losses include $347.4 million of other-than-temporary impairments, of which $117.1 million of noncredit impairment losses have been reclassified and recognized in other comprehensive income, and $3.9 million in realized credit recoveries on the sale of previously impaired assets. The hedging adjustments include $2.3 million of impairment-related net losses. Therefore, total net impairment losses for fixed maturity securities available-for-sale were $228.7 million.

(2)           Impairments include $13.8 million of impairment write-downs and $12.1 million in realized credit recoveries on previously impaired assets.

(3)           Impairments include a $39.9 million increase in the commercial mortgage valuation allowance and a $22.3 million increase in the residential mortgage valuation allowance, and $7.4 million in realized losses due to the foreclosure of a commercial mortgage loan.

(4)           Derivatives include $255.2 million of net gains related to derivatives used in qualifying hedges of fixed maturity securities and $90.7 million of net gains related to derivatives used in qualifying hedges of liabilities. The remainder of the net loss primarily resulted from mark to market adjustments on derivatives not designated as hedging instruments, with the largest components being $48.3 million of net gains on credit default swaps, $95.0 million of net losses on nonhedged interest rate contracts and the remainder relating to net losses from other risk management activities.

(5)           Other gains (losses) include net gains on certain seed money investments. Hedging adjustments primarily include net losses on certain liabilities in fair value hedging relationships.

	For the six months ended June 30, 2008
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized capital gains (losses)
	(in millions)
Fixed maturity securities (1)	$(78.2)	$7.4	$(11.7)	$(82.5)
Fixed maturity securities, trading	—	(22.6)	—	(22.6)
Equity securities (2)	(35.2)	2.1	—	(33.1)
Equity securities, trading	—	(11.6)	—	(11.6)
Mortgage loans on real estate (3)	(13.1)	—	—	(13.1)
Derivatives (4)	—	—	(139.1)	(139.1)
Other (5)	—	2.0	62.5	64.5
Total	$(126.5)	$(22.7)	$(88.3)	$(237.5)

(1)           Impairments and credit losses include $84.7 million of other-than-temporary impairments and $6.5 million in realized credit recoveries on the sale of previously impaired assets.

(2)           Impairments include $35.2 million of impairment write-downs.

(3)           Impairments include a $7.1 million increase in the commercial mortgage valuation allowance and $6.0 million in realized losses due to a deed in lieu foreclosure.

(4)           Derivatives include $11.6 million of net gains related to derivatives used in qualifying hedges of fixed maturity securities and $62.5 million of net losses related to derivatives used in qualifying hedges of liabilities. The remainder of the net gain primarily resulted from mark to market adjustments on derivatives not designated as hedging instruments, with the largest components being $53.0 million of net losses on credit default swaps and $51.7 million of net losses on interest rate swaps and the remainder relating to net gains from other risk management activities.

(5)           Other gains (losses) include net losses on certain seed money investments. Hedging adjustments primarily include net gains on certain liabilities in fair value hedging relationships.

U.S. Investment Operations

Of our invested assets, $56.2 billion were held by our U.S. operations as of June 30, 2009. Our U.S. invested assets are managed primarily by Principal Global Investors. Our primary investment objective is to maximize after-tax returns consistent within acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to three primary sources of investment risk:

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of June 30, 2009, there are nine members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturity securities we purchase. Teams of security analysts, organized by industry, analyze and monitor these investments. In addition, we have teams who specialize in residential mortgage-backed securities, commercial mortgage-backed securities (“CMBS”), asset-backed securities (“ABS”) and public below investment grade securities. We establish a credit reviewed list of approved public issuers to provide an efficient way for our portfolio managers to purchase liquid bonds for which credit review has already been completed. Issuers remain on the list for one year unless removed by our analysts. Our analysts monitor issuers on the list on a continuous basis with a formal review documented annually or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer. The qualitative analysis includes an assessment of both accounting and management aggressiveness of the issuer. In addition, technical indicators such as stock price volatility and credit default swap levels are monitored.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for new brick and mortar commercial mortgages in our portfolio was 28% and 59% as of June 30, 2009 and December 31, 2008, respectively. The debt service coverage ratio at loan inception for new brick and mortar commercial mortgages in our portfolio was 4.2 and 1.7 times as of June 30, 2009 and December 31, 2008, respectively. There has only been one new origination loan during 2009. The weighted average loan-to-value ratio for loans held in our brick and mortar commercial mortgage portfolio was 67% and 62% as of June 30, 2009 and December 31, 2008, respectively. The debt service coverage ratio for loans held in our brick and mortar commercial mortgage portfolio was 1.9 and 1.8 times as of June 30, 2009 and December 31, 2008, respectively.

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

Overall Composition of U.S. Invested Assets

U.S. invested assets as of June 30, 2009, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the separate accounts.

	June 30, 2009		December 31, 2008
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$28,112.8	50%	$26,652.5	48%
Private	12,528.5	22	12,173.9	22
Equity securities	341.9	1	359.9	1
Mortgage loans:
Commercial	10,643.1	19	11,279.3	20
Residential	1,227.8	2	1,354.4	2
Real estate held for sale	14.1	—	135.4	—
Real estate held for investment	955.2	2	779.8	1
Policy loans	883.6	1	881.4	2
Other investments	1,528.5	3	2,162.4	4
Total invested assets	56,235.5	100%	55,779.0	100%
Cash and cash equivalents	4,294.6		2,537.0
Total invested assets and cash	$60,530.1		$58,316.0

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded and privately placed bonds, mortgage-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of June 30, 2009 and December 31, 2008, were $6.4 billion and $6.1 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933.

Fixed maturity securities were diversified by category of issuer as of June 30, 2009 and December 31, 2008, as shown in the following table:

	June 30, 2009		December 31, 2008
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. Government and agencies	$574.2	1%	$595.2	1%
States and political subdivisions	2,126.0	5	2,176.7	6
Non-U.S. governments	440.3	1	478.5	1
Corporate — public	18,172.4	45	17,224.9	44
Corporate — private	10,784.3	27	10,365.4	27
Residential pass-through securities	2,649.3	6	2,187.9	6
Commercial mortgage-backed securities	3,508.8	9	3,607.1	9
Residential collateralized mortgage obligations	807.8	2	768.6	2
Asset-backed securities	1,578.2	4	1,422.1	4
Total fixed maturity securities	$40,641.3	100%	$38,826.4	100%

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

CMBS provide varying levels of credit protection, diversification and reduced event risk depending on the securities owned and composition of the loan pool. CMBS are predominantly comprised of large pool securitizations that are diverse by property type, borrower and geographic dispersion. The risks to any CMBS deal are determined by the credit quality of the underlying loans and how those loans perform over time. Another key risk is the vintage of the underlying loans and the state of the markets during a particular vintage. In the CMBS market, there is a material difference in the outlook for the performance of loans originated in 2005 and earlier relative to loans originated in 2006 through 2008. For loans originated prior to 2006, underwriting assumptions were more conservative regarding required debt service coverage and loan-to-value ratios. For the

2006 through 2008 vintages, real estate values peaked and the underwriting expectations were that values would continue to increase which makes those loan values more sensitive to market declines.

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

The international exposure held in our U.S. operation’s fixed maturity securities portfolio totaled $8,746.9 million, or 22%, and $8,178.3 million, or 21%, of total fixed maturity securities, as of June 30, 2009 and December 31, 2008, respectively. It is comprised of corporate and foreign government fixed maturity securities. The following table presents our international exposure for our U.S. operation’s fixed maturity securities portfolio for the periods indicated.

	June 30, 2009	December 31, 2008
	Carrying amount	Carrying amount
	(in millions)
European Union	$2,678.3	$2,432.9
United Kingdom	2,068.4	2,049.5
Asia	981.4	973.3
Australia	922.9	743.5
South America	529.1	500.8
Mexico	215.6	264.9
Japan	56.2	50.8
Other countries (1)	1,295.0	1,162.6
Total	$8,746.9	$8,178.3

(1)                                  Includes exposure from 25 countries as of June 30, 2009 and 24 countries as of December 31, 2008.

All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 20% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of June 30, 2009 and December 31, 2008, our investments in Canada totaled $1,503.8 million and $1,402.2 million, respectively.

Fixed Maturity Securities Credit Concentrations. One aspect of managing credit risk is through industry issuer and asset class diversification. Our credit concentrations are managed to established limits. The exposure attributed to monoline bond and mortgage insurers from investments that are guaranteed by them is not included in the evaluation of our top ten exposures. We are not relying on said guarantors and are directly evaluating exposure to these investments. The following table presents our top ten exposures as of June 30, 2009.

Amortized cost
(in millions)
Bank of America Corp. (1)	$362.2
JP Morgan Chase & Co. (1)	318.8
General Electric Co.	247.0
Wells Fargo & Co. (1)	246.0
AT&T Inc.	235.7
Lloyds Banking Group PLC	202.6
Verizon Communications Inc.	170.7
Credit Suisse Group AG (1)	160.1
American International Group, Inc.	154.2
Berkshire Hathaway Inc.	152.5
Total top ten exposures	$2,249.8

(1)                                  Includes actual counterparty exposure.

We have exposure to monoline bond and mortgage insurers with an amortized cost of $736.7 million and a carrying amount of $620.8 million as of June 30, 2009. The $736.7 million includes wrapped guarantees on $701.5 million of underlying municipal bonds, corporate credit or ABS. Our direct exposure to these insurers was $35.2 million. Of the $701.5 million in wrapped guarantees, 45% was municipal bonds, of which 99% was investment grade; 38% was investment grade bank perpetual preferred securities; 11% was ABS backed by sub-prime first lien mortgages, of which 33% was investment grade; and 6% was corporate fixed maturities, of which 91% was investment grade.

Fixed Maturity Securities Valuation and Credit Quality. Valuation techniques for the fixed maturity securities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Fair Value of Financial Instruments,” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. In addition, investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. Monthly, all bonds placed on the “watch list” are analyzed by investment analysts or analysts that focus on troubled securities (“Workout Group”). This group then meets with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of prices. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the NRSROs’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of June 30, 2009, the percentage, based on fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 92%.

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the NRSROs as of June 30, 2009 and December 31, 2008, as well as the percentage, based on fair value, that each designation comprises:

		June 30, 2009			December 31, 2008
NAIC rating	Rating agency equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	Aaa/Aa/A	$24,016.1	$22,187.2	55%	$25,981.0	$22,116.9	57%
2	Baa	16,799.0	15,238.1	37	17,669.2	14,675.2	38
3	Ba	2,911.8	2,272.4	5	2,469.8	1,760.6	5
4	B	1,095.4	617.2	2	254.2	163.9	—
5	Caa and lower	414.0	237.8	1	109.7	62.3	—
6	In or near default	183.6	88.6	—	71.2	47.5	—
	Total fixed maturity securities	$45,419.9	$40,641.3	100%	$46,555.1	$38,826.4	100%

Fixed maturity securities include 32 securities with an amortized cost of $220.0 million, gross gains of $4.2 million, gross losses of $11.3 million and a carrying amount of $212.9 million as of June 30, 2009, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios. As of June 30, 2009, based on amortized cost, 82% of our CMBS portfolio had ratings of A or higher and 58% was issued in 2005 or before and 59% of our ABS home equity portfolio had ratings of A or higher and 84% was issued in 2005 or before.

The following table presents credit quality and year of issuance (“vintage”) for our CMBS:

	June 30, 2009		December 31, 2008
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA	$3,144.5	$2,571.6	$3,558.3	$2,757.0
AA	630.6	358.4	812.7	373.4
A	602.9	285.4	673.0	270.8
BBB	608.0	234.0	555.3	179.7
BB and below	371.6	59.4	86.0	26.2
Total by lowest agency rating	$5,357.6	$3,508.8	$5,685.3	$3,607.1

Vintage
2003 and prior	$1,657.5	$1,418.3	$1,888.6	$1,587.2
2004	558.0	397.8	586.3	393.5
2005	893.6	590.1	913.6	547.9
2006 (1)	536.3	274.0	563.4	282.8
2007 (1)	1,620.7	784.3	1,642.3	750.4
2008	91.5	44.3	91.1	45.3
Total by vintage	$5,357.6	$3,508.8	$5,685.3	$3,607.1

(1)             As of June 30, 2009, 56% of the 2006 vintage are rated AAA and 7% are rated AA, and 58% of the 2007 vintage are rated AAA and 11% are rated AA.

The following table presents our exposure to ABS home equity portfolio supported by subprime first lien mortgages by credit quality and vintage:

	June 30, 2009		December 31, 2008
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA	$170.7	$110.1	$281.8	$201.5
AA	103.0	54.7	94.0	56.0
A	37.4	18.7	47.6	28.2
BBB	46.3	23.1	89.3	43.8
BB and below	166.0	62.7	32.4	17.2
Total by lowest agency rating	$523.4	$269.3	$545.1	$346.7

Vintage
2003 and prior	$255.0	$152.9	$270.2	$197.9
2004	86.3	48.3	91.1	53.7
2005	100.4	39.6	101.8	54.9
2006	18.8	6.1	18.8	10.3
2007	62.9	22.4	63.2	29.9
Total by vintage	$523.4	$269.3	$545.1	$346.7

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

The following table presents the total carrying amount of our fixed maturity securities portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

	June 30, 2009	December 31, 2008
	($ in millions)
Total fixed maturity securities (public and private)	$40,641.3	$38,826.4
Problem fixed maturity securities (1)	$160.7	$83.3
Potential problem fixed maturity securities	483.6	165.7
Restructured fixed maturity securities	1.9	3.1
Total problem, potential problem and restructured fixed maturity securities	$646.2	$252.1
Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	1.59%	.65%

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

When it is not our intent to sell a security with unrealized losses, it is not more likely than not that we would be required to sell the security before recovery of the amortized cost, which may be maturity, and we expect to recover the amortized cost basis, we would not consider the security to be other-than-temporarily impaired. However, we do sell bonds under certain circumstances, such as when we have evidence of a significant deterioration in the issuer’s creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

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

The net realized loss relating to other-than-temporary credit impairments of fixed maturity securities was $225.8 million and $78.1 million for the six months ended June 30, 2009 and 2008, respectively.

Fixed Maturity Securities Available-for-Sale

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in OCI, as of June 30, 2009 and December 31, 2008.

	June 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,454.8	$27.6	$961.4	$3,521.0
Finance — Brokerage	445.3	4.1	20.7	428.7
Finance — Finance Companies	334.5	2.7	57.7	279.5
Finance — Financial Other	586.4	2.8	78.9	510.3
Finance — Insurance	2,794.4	13.5	522.0	2,285.9
Finance — REITS	1,359.1	1.7	221.3	1,139.5
Industrial — Basic Industry	1,951.3	39.7	116.9	1,874.1
Industrial — Capital Goods	2,307.0	37.9	147.9	2,197.0
Industrial — Communications	2,919.6	88.3	95.8	2,912.1
Industrial — Consumer Cyclical	1,662.0	29.1	118.8	1,572.3
Industrial — Consumer Non-Cyclical	3,281.9	99.0	126.2	3,254.7
Industrial — Energy	1,948.1	46.9	75.1	1,919.9
Industrial — Other	703.2	8.3	46.7	664.8
Industrial — Technology	894.7	15.6	46.3	864.0
Industrial — Transportation	940.1	28.2	70.6	897.7
Utility — Electric	2,333.9	63.4	62.7	2,334.6
Utility — Natural Gas	1,077.9	24.9	29.8	1,073.0
Utility — Other	176.2	6.8	5.3	177.7
FDIC guaranteed	96.7	0.7	0.1	97.3
Government guaranteed	909.2	61.9	18.5	952.6
Total corporate securities	31,176.3	603.1	2,822.7	28,956.7

Residential pass-through securities	2,155.3	62.2	1.7	2,215.8
Commercial mortgage-backed securities	5,355.1	8.6	1,857.4	3,506.3
Residential collateralized mortgage obligations (1)	951.6	11.1	154.9	807.8
Asset-backed securities — Home equity (2)	523.4	—	254.1	269.3
Asset-backed securities — All other	961.3	8.1	57.1	912.3
Collateralized debt obligations — Credit	196.9	2.6	91.9	107.6
Collateralized debt obligations — CMBS	265.0	—	167.5	97.5
Collateralized debt obligations — Loans	107.1	—	46.4	60.7
Collateralized debt obligations — ABS (3)	72.7	0.4	44.3	28.8
Total mortgage-backed and other asset-backed securities	10,588.4	93.0	2,675.3	8,006.1

U.S. Government and agencies	570.2	4.8	0.8	574.2
States and political subdivisions	1,968.4	33.9	40.4	1,961.9
Non-U.S. governments	414.5	30.8	5.0	440.3
Total fixed maturity securities, available-for-sale	$44,717.8	$765.6	$5,544.2	$39,939.2

(1)           Includes exposure to Alt-a mortgage loans with an amortized cost of $65.7 million, gross unrealized losses of $20.2 million and a carrying amount of $45.5 million. The Alt-a portfolio has a weighted average rating of BBB+ and 64% are 2005 and prior vintages.

(2)           This exposure is all related to sub-prime mortgage loans.

(3)           Includes exposure to sub-prime mortgage loans with an amortized cost of $57.7 million, gross unrealized gains of $0.4 million, gross unrealized losses of $43.6 million, and a carrying amount of $14.5 million.

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

Of the $5,544.2 million in gross unrealized losses as of June 30, 2009, there were $34.8 million in losses attributed to securities scheduled to mature in one year or less, $457.6 million attributed to securities scheduled to mature between one to five years, $762.9 million attributed to securities scheduled to mature between five to ten years, $1,613.6 million attributed to securities scheduled to mature after ten years and $2,675.3 million related to mortgage-backed and other ABS that are not classified by maturity year.

Of the $2,950.1 million decrease in net unrealized losses for the six months ended June 30, 2009, a $1,457.9 million net unrealized loss can be attributed to an approximate 90 basis points increase in market rates and is more than offset by net unrealized gains related to other market factors. Of the $7,781.8 million increase in net unrealized losses for the year ended December 31, 2008, a $3,145.9 million net unrealized gain can be attributed to an approximate 210 basis points decrease in market rates and is more than offset by net unrealized losses related to other market factors.

Credit Disruption. The credit disruption in the market that began in the last half of 2007 from concerns in the sub-prime markets, and continued into 2008 and 2009 with concerns in the leveraged finance markets has led to reduced liquidity and wider credit spreads. These credit concerns led to widespread forced selling into a very thinly traded market which further strained market liquidity. This market disruption lowered valuations and, as a result, we have seen an increase in unrealized losses in our securities portfolio. The losses were more pronounced in the Finance sectors and in structured products such as collateralized debt obligations, ABS and CMBS. The decline in value in large part reflects the illiquid markets. During the second quarter of 2009, a narrowing of credit spreads and some improvement in liquidity resulted in a decrease in the unrealized losses in our securities portfolio. Future changes in the fair value of these securities will be dependent on continued improvement in market liquidity and changes in general market conditions, including interest rates and credit spread movements. We concluded the prices of the securities in our securities portfolio were temporarily depressed due to (1) the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms, (2) the expectation the issuers will continue to satisfy their obligations given the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence and (3) management not having the intent to sell these securities and as it is not more likely than not that we would be required to sell these securities before the recovery of the amortized cost.

Fixed Maturity Available-for-Sale Securities Unrealized Losses. We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. The net cash inflows into investment grade fixed maturity securities are less than prior years due to us investing in more liquid investments. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. As of June 30, 2009, we had invested 0.2% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to no more than 10% of the total fixed maturity securities portfolios.

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

	June 30, 2009				December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$27,717.5	$528.4	$2,393.5	$25,852.4	$28,981.9	$308.3	$4,253.1	$25,037.1
Private	12,403.5	220.3	1,745.0	10,878.8	13,916.2	175.9	3,089.2	11,002.9
Below investment grade:
Public	2,195.0	5.8	561.8	1,639.0	1,319.4	1.6	385.5	935.5
Private	2,401.8	11.1	843.9	1,569.0	1,585.5	1.1	487.8	1,098.8
Total fixed maturity securities, available-for-sale	$44,717.8	$765.6	$5,544.2	$39,939.2	$45,803.0	$486.9	$8,215.6	$38,074.3

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturity securities available-for-sale by aging category for the time periods indicated.

	June 30, 2009
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$826.3	$10.7	$243.0	$12.5	$1,069.3	$23.2
Greater than three to six months	539.4	29.4	176.4	47.7	715.8	77.1
Greater than six to nine months	608.0	61.7	467.9	67.1	1,075.9	128.8
Greater than nine to twelve months	1,755.9	229.6	772.0	111.9	2,527.9	341.5
Greater than twelve to twenty-four months	5,501.4	1,243.1	3,421.5	817.1	8,922.9	2,060.2
Greater than twenty-four to thirty-six months	1,462.4	500.0	1,055.9	466.4	2,518.3	966.4
Greater than thirty-six months	1,874.6	319.0	825.1	222.3	2,699.7	541.3
Total fixed maturity securities, available-for-sale	$12,568.0	$2,393.5	$6,961.8	$1,745.0	$19,529.8	$4,138.5

	December 31, 2008
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$3,086.0	$194.4	$1,188.1	$99.5	$4,274.1	$293.9
Greater than three to six months	4,213.7	467.9	1,673.6	236.4	5,887.3	704.3
Greater than six to nine months	3,014.0	620.7	1,566.6	290.6	4,580.6	911.3
Greater than nine to twelve months	2,321.0	743.0	1,259.7	460.1	3,580.7	1,203.1
Greater than twelve to twenty-four months	3,042.0	1,507.5	2,217.1	1,519.7	5,259.1	3,027.2
Greater than twenty-four to thirty-six months	1,045.2	296.1	312.5	217.1	1,357.7	513.2
Greater than thirty-six months	1,363.8	423.5	698.2	265.8	2,062.0	689.3
Total fixed maturity securities, available-for-sale	$18,085.7	$4,253.1	$8,915.8	$3,089.2	$27,001.5	$7,342.3

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturity securities available-for-sale by aging category for the time periods indicated.

	June 30, 2009
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$12.6	$0.1	$14.3	$0.6	$26.9	$0.7
Greater than three to six months	49.6	26.3	163.1	34.0	212.7	60.3
Greater than six to nine months	227.2	15.2	61.2	9.0	288.4	24.2
Greater than nine to twelve months	81.3	7.9	215.8	38.6	297.1	46.5
Greater than twelve to twenty-four months	669.6	311.7	590.5	354.8	1,260.1	666.5
Greater than twenty-four to thirty-six months	302.4	143.7	178.5	344.7	480.9	488.4
Greater than thirty-six months	177.2	56.9	108.1	62.2	285.3	119.1
Total fixed maturity securities, available-for-sale	$1,519.9	$561.8	$1,331.5	$843.9	$2,851.4	$1,405.7

	December 31, 2008
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$133.1	$56.5	$114.6	$32.1	$247.7	$88.6
Greater than three to six months	88.8	12.7	297.1	74.3	385.9	87.0
Greater than six to nine months	102.5	42.9	129.1	46.5	231.6	89.4
Greater than nine to twelve months	163.0	65.9	44.5	43.7	207.5	109.6
Greater than twelve to twenty-four months	242.0	151.7	351.8	239.5	593.8	391.2
Greater than twenty-four to thirty-six months	41.2	26.1	13.3	21.4	54.5	47.5
Greater than thirty-six months	100.3	29.7	100.9	30.3	201.2	60.0
Total fixed maturity securities, available-for-sale	$870.9	$385.5	$1,051.3	$487.8	$1,922.2	$873.3

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturity securities available-for-sale where the estimated fair value has declined and remained below amortized cost by 20% or more as the time periods indicate.

	June 30, 2009
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$47.6	$35.2	$357.5	$128.1	$405.1	$163.3
Greater than three to six months	50.1	41.4	445.0	173.5	495.1	214.9
Greater than six to nine months	116.0	64.0	2,326.4	1,216.6	2,442.4	1,280.6
Greater than nine to twelve months	80.9	67.9	1,043.8	871.2	1,124.7	939.1
Greater than twelve months	101.7	280.4	664.2	1,350.7	765.9	1,631.1
Total fixed maturity securities, available-for-sale	$396.3	$488.9	$4,836.9	$3,740.1	$5,233.2	$4,229.0

December 31, 2008

	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$53.7	$70.2	$6,433.5	$3,133.6	$6,487.2	$3,203.8
Greater than three to six months	27.5	28.5	1,374.2	1,314.6	1,401.7	1,343.1
Greater than six to nine months	6.1	14.5	279.3	415.5	285.4	430.0
Greater than nine to twelve months	11.5	10.3	486.8	904.1	498.3	914.4
Greater than twelve months	3.5	6.5	111.3	435.2	114.8	441.7
Total fixed maturity securities, available-for-sale	$102.3	$130.0	$8,685.1	$6,203.0	$8,787.4	$6,333.0

Mortgage Loans

Mortgage loans consist primarily of commercial mortgage loans on real estate. The carrying amount of our commercial mortgage loan portfolio was $10,643.1 million and $11,279.3 million as of June 30, 2009 and December 31, 2008, respectively. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

Our commercial mortgage loan portfolio consists of primarily non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of credit oriented retail properties, manufacturing office properties and general-purpose industrial properties. In addition, we have a $230.5 million and $261.3 million short-term high rate portfolio of mortgages held within the Global Asset Management segment as of June 30, 2009 and December 31, 2008, respectively.

The following commercial mortgage portfolio is diversified by geographic region and specific collateral property for the periods indicated:

	June 30, 2009		December 31, 2008
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
Geographic distribution
New England	$451.7	4.2%	$459.4	4.1%
Middle Atlantic	1,734.3	16.3	1,794.8	15.9
East North Central	968.3	9.1	974.9	8.6
West North Central	538.7	5.1	550.0	4.9
South Atlantic	2,713.3	25.5	2,849.9	25.2
East South Central	317.4	3.0	323.2	2.9
West South Central	751.0	7.1	775.9	6.9
Mountain	876.2	8.2	900.3	8.0
Pacific	2,389.1	22.4	2,707.9	24.0
Valuation allowance	(96.9)	(0.9)	(57.0)	(0.5)
Total	$10,643.1	100.0%	$11,279.3	100.0%
Property type distribution
Office	$2,806.1	26.4%	$2,894.7	25.7%
Retail	2,877.2	27.0	3,004.5	26.7
Industrial	2,583.0	24.3	2,688.1	23.8
Apartments	1,558.0	14.6	1,832.6	16.2
Hotel	499.5	4.7	507.0	4.5
Mixed use/other	416.2	3.9	409.4	3.6
Valuation allowance	(96.9)	(0.9)	(57.0)	(0.5)
Total	$10,643.1	100.0%	$11,279.3	100.0%

Credit extensions in the state of California accounted for 19% and 20% of our commercial mortgage loan portfolio as of June 30, 2009 and December 31, 2008, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of June 30, 2009 and December 31, 2008, 31% and 30%, respectively, of the commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 1,169 and 1,223 as of June 30, 2009 and December 31, 2008, respectively. The average loan size of our commercial mortgage portfolio was $9.2 million as of June 30, 2009 and $9.3 million as of December 31, 2008.

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

We review our mortgage loan portfolio and analyze the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on the “watch list” or which currently has a valuation allowance. We categorize loans that are 60 days or more delinquent, loans in process of foreclosure and loans to borrowers in bankruptcy that are delinquent as “problem” loans. Valuation allowances have been recognized on problem loans. Potential problem loans are loans placed on an internal “watch list” for which management has concerns as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing loan as a potential problem involves significant subjective judgments by management as to the likely future economic conditions and developments with respect to the borrower. We categorize loans for which the original Note Rate or Pay Rate of the mortgages have been reduced as “restructured” loans. We also consider matured loans that are refinanced at below market rates as restructured.

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

	June 30, 2009	December 31, 2008
	($ in millions)
Total commercial mortgages	$10,643.1	$11,279.3
Problem commercial mortgages (1)	$145.7	$69.0
Potential problem commercial mortgages (2)	268.2	110.0
Restructured commercial mortgages (3)	18.8	5.5
Total problem, potential problem and restructured commercial mortgages	$432.7	$184.5
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	4.07%	1.64%

(1)                                  Includes six mortgages held within the Global Asset Management segment as of June 30, 2009, and three mortgages held within the Global Asset Management segment as of December 31, 2008. Five of these loans totaling $48.6 million were in foreclosure as of June 30, 2009, and one mortgage loan totaling $26.0 million was in foreclosure as of December 31, 2008. In addition, the Corporate segment holds two mortgages in foreclosure as of June 30, 2009.

(2)                                  Potential problem commercial mortgages include $36.5 million in mortgages held by the Global Asset Management segment at June 30, 2009, and $48.0 million at December 31, 2008.

(3)                                  Includes three mortgages held within the Global Asset Management segment totaling $18.8 million at June 30, 2009, and one mortgage totaling $5.5 million at December 31, 2008.

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

The current portfolio statistics and past loss experience produced a commercial mortgage loan general valuation allowance for the Principal Life general account totaling $27.2 million as of June 30, 2009. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral and changes in the economic environment in general. The valuation allowance for PFG increased by $39.9 million for the six months ended June 30, 2009, and increased by $14.2 million for the year ended December 31, 2008. These increases are primarily related to net specific reserves taken on certain problem loans of $42.7 million and $16.2 million for the six months ended June 30, 2009, and the year ended December 31, 2008, respectively. The net specific reserves include $33.8 million and $16.1 million related to mortgages held within the

Global Asset Management segment for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

	June 30, 2009	December 31, 2008
	($ in millions)
Balance, beginning of period	$57.0	$42.8
Provision	54.9	42.9
Releases	(15.0)	(28.7)
Balance, end of period	$96.9	$57.0
Valuation allowance as % of carrying value before reserves	.90%	.50%

Real Estate

Real estate consists primarily of commercial equity real estate. As of June 30, 2009 and December 31, 2008, the carrying amount of equity real estate investment was $969.3 million, or 2%, and $915.2 million, or 1%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $955.2 million and $779.8 million as of June 30, 2009 and December 31, 2008, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the six months ended June 30, 2009 and for the year ended December 31, 2008, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of June 30, 2009, was $14.1 million. There were no valuation allowances as of June 30, 2009. The carrying amount of real estate held for sale as of December 31, 2008, was $135.4 million, net of valuation allowance of $3.5 million. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic and West South Central regions of the United States as of June 30, 2009. By property type, there is a concentration in office, industrial site buildings, and retail that represented approximately 77% of the equity real estate portfolio as of June 30, 2009.

Other Investments

Our other investments totaled $1,528.5 million as of June 30, 2009, compared to $2,162.4 million as of December 31, 2008. Derivatives assets accounted for $1,293.3 million in other investments as of June 30, 2009. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $4.0 billion were held by our International Asset Management and Accumulation segment as of June 30, 2009. Our international investment operations consist of the investments of Principal International. Principal Global Investors advises each Principal International affiliate on investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of June 30, 2009 and December 31, 2008, were fixed maturity securities, other investments and residential mortgage loans. The following table excludes invested assets of the separate accounts.

	June 30, 2009		December 31, 2008
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities — Public	$2,526.9	63%	$2,134.2	64%
Equity securities	41.0	1	40.8	1
Mortgage loans — Residential	562.9	14	479.9	14
Real estate	5.3	—	4.2	—
Policy loans	18.9	1	15.0	1
Other investments	862.2	21	654.2	20
Total invested assets	4,017.2	100%	3,328.3	100%
Cash and cash equivalents	33.9		71.0
Total invested assets and cash	$4,051.1		$3,399.3

Investments in equity method subsidiaries and direct financing leases accounted for $462.4 million and $333.0 million, respectively, of other investments as of June 30, 2009. Investments in equity method subsidiaries and direct financing leases accounted for $377.2 million and $265.4 million, respectively, of other investments as of December 31, 2008. We are in the process of negotiating the terms of renewal for our joint venture in Brazil, which is reported as an equity method subsidiary. The remaining other investments as of June 30, 2009, and December 31, 2008, are primarily related to other short-term investments and derivative assets.

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

We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, approximately $16.6 billion, or 99%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity.

We are also exposed to interest rate risk based upon the discount rate assumption used for purposes of valuing our pension and other post-retirement benefit obligations.

Duration-Managed. Our exposure to interest rate risk stems largely from our substantial holdings of guaranteed fixed rate liabilities in our U.S. Asset Accumulation segment. We actively manage the duration of assets and liabilities in these products by minimizing the difference between the two. We have established a maximum tolerance for this difference and seek to stay within this tolerance.

As of June 30, 2009, the difference between the asset and liability durations on our primary duration-managed portfolio was +0.08, as compared to -0.17 as of December 31, 2008. This duration gap indicates that, as of June 30, 2009, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gap between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $28,116.8 million and $29,440.1 million as of June 30, 2009 and December 31, 2008, respectively.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of June 30, 2009, the weighted-average difference between the asset and liability durations on these portfolios was +0.08, as compared to +0.09 as of December 31, 2008. This duration gap indicates that, as of June 30, 2009, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $20,621.2 million and $18,017.3 million as of June 30, 2009 and December 31, 2008, respectively.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,485.0 million and $4,866.0 million as of June 30, 2009 and December 31, 2008, respectively.

Using the assumptions and data in effect as of June 30, 2009, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $38.0 million, compared with an estimated $34.0 million increase as of December 31, 2008. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	June 30, 2009
			Net	Net
	Value of	Duration	duration	fair value
Risk Management Strategy	total assets	of assets	gap	change
	(in millions)			(in millions)
Primary duration-managed	$28,116.8	3.34	0.08	$(21.9)
Duration-monitored	20,621.2	4.21	0.08	(16.1)
Non duration-managed	4,485.0	5.04	N/A	N/A
Total	$53,223.0			$(38.0)

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

Debt Issued and Outstanding. The aggregate fair value of long-term debt was $1,914.3 million and $1,096.1 million, as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $115.7 million, as compared to an estimated $59.4 million increase as of December 31, 2008. Debt is not recorded at fair value on the statement of financial position.

Using the assumptions and data in effect as of June 30, 2009, we estimate that a 100 basis point immediate, parallel decrease or increase in interest rates would increase or decrease, respectively, the fair value for each category of long-term debt as presented in the following table.

	June 30, 2009
	Fair value (no accrued interest)
	-100 basis point change	No change	+100 basis point change
	(in millions)
8.2% notes payable, due 2009	$444.2	$442.7	$440.9
3.31% notes payable, due 2011	62.9	61.5	60.1
3.63% notes payable, due 2011	32.5	31.7	30.9
7.875% notes payable, due 2014	439.2	421.6	404.8
8.875% notes payable, due 2019	393.2	367.4	343.8
6.05% notes payable, due 2036	524.6	465.5	416.4
8% surplus notes payable, due 2044	82.2	74.9	68.7
Non-recourse mortgages and notes payable	50.6	48.4	49.2
Other mortgages and notes payable	0.6	0.6	0.6
Total long-term debt	$2,030.0	$1,914.3	$1,815.4

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

	June 30, 2009
			Fair value (no accrued interest)
	Notional amount	Weighted average term (years) (1)	-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$23,651.7	5.56	$(159.9)	$(138.7)	$(129.4)
Futures	51.1	0.23	(3.8)	(0.7)	2.3
Total	$23,702.8		$(163.7)	$(139.4)	$(127.1)

(1)                                 Based on maturity date.

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

We estimate that as of June 30, 2009, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of June 30, 2008. However, fluctuations in foreign currency exchange rates do affect the translation of local operating earnings and equity into our consolidated financial statements.

For our International Asset Management and Accumulation segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $119.3 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of June 30, 2009, as compared to an estimated $100.3 million, or 10%, reduction as of December 31, 2008. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $3.2 million, or 11%, reduction in the quarterly operating earnings of our international operations for the three months ended June 30, 2009, as compared to an estimated $2.1 million, or 7%, reduction for the three months ended June 30, 2008. In addition, a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $5.2 million, or 11%, reduction in the operating earnings of our international operations for the six months ended June 30, 2009, as compared to an estimated $6.0 million, or 9%, reduction for the six months ended June 30, 2008.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturity securities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $3,428.0 million and $4,269.2 million as of June 30, 2009 and December 31, 2008, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities was $2,004.2 million and $2,005.4 million as of June 30, 2009 and December 31, 2008, respectively.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. Our operations in Chile had currency swaps with a notional amount of $24.1 million as of both June 30, 2009 and December 31, 2008, which were used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $60.9 million and $52.1 million as of June 30, 2009 and December 31, 2008, respectively, in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2009 or 2008.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of June 30, 2009 and December 31, 2008, the fair value of our equity securities was $382.9 million and $400.7 million, respectively. As of June 30, 2009, a 10% decline in the value of the equity securities would result in an unrealized loss of $38.3 million, as compared to an estimated unrealized loss of $40.1 million as of December 31, 2008.

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

The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. We recognized a pre-tax gain (loss) on the change in fair value of the GMWB embedded derivative of $(9.3) million and $(3.5) million for the three months ended June 30, 2009 and 2008, respectively, and  $10.2 million and $2.1 million for the six months ended June 30, 2009 and 2008, respectively. We recognized a pre-tax gain (loss) on the derivatives used to economically hedge our GMWB market risk, which includes equity risk, of $(112.1) million and $(12.1) million for the three months ended June 30, 2009 and 2008, respectively, and $(128.9) million and $4.8 million for the six months ended June 30, 2009 and 2008, respectively. The implementation of SFAS 157 in 2008 resulted in the incorporation of a spread reflecting our own creditworthiness and additional risk margins in the valuation of the GMWB embedded derivative. Throughout the latter part of 2008 and continuing into the first quarter of 2009, the spread reflecting our own credit risk increased, which drove a significant increase in the discount rates applied, thereby reducing the fair value of the embedded derivative liability. During the second quarter of 2009, the spread reflecting our own credit risk decreased, thereby increasing the fair value of the embedded derivative liability to somewhat offset the decrease in fair value of the embedded derivative liability that occurred in late 2008 and the first quarter of 2009. In 2009, this resulted in the income statement impact from the changes in fair value of the embedded derivative being different than the income statement impact from the changes in fair value of the associated hedging instruments. Additionally, reflecting the actual and expected changes in value of the GMWB embedded derivative and the associated hedging instruments in our gross profits resulted in a $74.6 million and $35.9 million pre-tax decrease in DPAC amortization for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, the impact on DPAC amortization was not material.

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

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $492.3 million and $549.0 million as of June 30, 2009 and December 31, 2008, respectively. We had credit exposure through credit default swaps with a notional amount of $200.0 million as of both June 30, 2009 and December 31, 2008, by investing $200.0 million in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $1,164.9 million and $1,199.9 million as of June 30, 2009 and December 31, 2008, respectively.

Derivative Counterparty Risk

In conjunction with our use of derivatives, we are exposed to counterparty risk, or the risk that the counterparty fails to perform the terms of the derivative contract. We actively manage this risk by:

•                  obtaining approval of all new counterparties by the Investment Committee;

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

•                  implementing credit support annex (collateral) agreements with selected counterparties to further limit counterparty exposures, which provide for netting of exposures, and

•                  daily monitoring of counterparty credit ratings, exposure and associated collateral levels.

We believe the risk of incurring losses due to nonperformance by our counterparties is manageable. For further information on derivatives, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Derivative Financial Instruments.”

Based on our accounting policy, our disclosed exposure measures the fair value of derivatives that have become favorable to us and, therefore, is a combined credit exposure if all of the involved counterparties failed to fulfill their obligations. In the hypothetical scenario where all of our counterparties fail to fulfill their obligations, our exposure would be $1,399.2 million; however, including collateral received our exposure would be reduced to $1,086.9 million. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Derivative Financial Instruments” under the caption, “Exposure.”

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. Netting positive and negative exposures would yield an exposure of $416.6 million, which is reduced to $104.3 million with pledged collateral at June 30, 2009. As of June 30, 2009, we held total collateral of $312.3 million in the form of cash and securities and we posted $236.9 million in cash and securities as collateral to our counterparties. We have not incurred any losses on derivative financial instruments due to counterparty nonperformance. As of June 30, 2009, any deterioration in our derivative counterparties’ credit would not materially impact our financial statements.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2009, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2009 — January 31, 2009	1,697	$22.13	—	$250.0
February 1, 2009 — February 28, 2009	136,948	$16.83	—	$250.0
March 1, 2009 — March 31, 2009	67,054	$9.56	—	$250.0
April 1, 2009 — April 30, 2009	20,532	$8.63	—	$250.0
May 1, 2009 — May 31, 2009	851	$18.86	—	$250.0
June 1, 2009 — June 30, 2009	27,189	$18.94	—	$250.0
Total	254,271		—

(1)                                Reflects the number of shares of common stock utilized to execute certain stock incentive awards in 2009.

(2)                                During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. As of June 30, 2009, $250.0 million remained under the November 2007 authorization. We suspended purchases of our common stock effective October 13, 2008, under the existing share repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders on May 19, 2009, the stockholders elected J. Barry Griswell as a Class III director for a term expiring at our 2010 annual meeting, and three Class II directors each for a term expiring at our 2012 annual meeting. The voting results were as follows:

	SHARES VOTED FOR	SHARES VOTED AGAINST	SHARES ABSTAINING

J. Barry Griswell	139,377,182	4,082,617	1,730,293
Richard L. Keyser	139,633,705	3,765,120	1,791,267
Arjun K. Mathrani	139,355,568	4,010,220	1,824,304
Elizabeth E. Tallett	127,468,255	15,936,855	1,784,982

The directors whose terms of office continued and the years their terms expire are as follows:

CLASS I DIRECTORS — TERM EXPIRES IN 2011

Betsy J. Bernard

Jocelyn Carter-Miller

Gary E. Costley

William T. Kerr

CLASS III DIRECTORS — TERM EXPIRES IN 2010

Michael T. Dan

C. Daniel Gelatt

Sandra L. Helton

Larry D. Zimpleman

In addition, the stockholders approved an amendment to our employee stock purchase plan, increasing the number of shares of common stock available for issuance under the plan by 7,740,757 shares. The voting results on this item were as follows:

FOR	AGAINST	ABSTAIN

120,693,164	2,129,600	1,966,535

In the last agenda item, the stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for 2009. The voting results were as follows:

FOR	AGAINST	ABSTAIN

142,440,358	1,177,010	1,572,724

Item 6. Exhibits

Exhibit Number	Description
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Larry D. Zimpleman
31.2	Certification of Terrance J. Lillis
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: August 5, 2009	By	/s/ Terrance J. Lillis
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.