Form 10-K
period 2009-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2010-02-17
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        As of February 10, 2010, there were outstanding 319,465,252 shares of Common Stock, $0.01 par value per share of the Registrant.

        The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $5,996,750,108 based on the closing price of $18.84 per share of Common Stock on the New York Stock Exchange on June 30, 2009.

Documents Incorporated by Reference

        The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2010, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2009.

PRINCIPAL FINANCIAL GROUP, INC.

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

PART I

Item 1.    Business

        Principal Financial Group, Inc. ("PFG") is a leading provider of retirement savings, investment and insurance products and services with $284.7 billion in assets under management ("AUM") and approximately 18.9 million customers worldwide as of December 31, 2009.

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

        See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 17, Segment Information" for financial results of our segments, including our operating revenues for our products and services described in each of the subsequent segment discussions.

U.S. Asset Accumulation Segment

        Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We now offer a comprehensive portfolio of asset accumulation products and services for retirement savings and investment:

  •
  To businesses of all sizes with a concentration on small and medium-sized businesses, we offer products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans and employee stock ownership plan ("ESOP") consulting services. For more basic investment needs, we offer SIMPLE Individual Retirement Accounts ("IRA") and payroll deduction plans;

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

        Full service accumulation products respond to the needs of plan sponsors seeking both administrative and investment services for defined contribution plans or defined benefit plans. The investment component of both the defined contribution and defined benefit plans may be in the form of a general account, separate account, a mutual fund offering or a collective investment trust. In addition, defined contribution plans may also offer their own employer security as an investment option.

        As of December 31, 2009, we provided full service accumulation products to 32,359 defined contribution pension plans, of which 26,625 were 401(k) plans, covering 3.3 million plan participants, and to 2,694 defined benefit pension plans, covering 338,646 plan participants. As of December 31, 2009, approximately 66% of our full service accumulation account values were managed by our affiliated asset manager, Principal Global Investors. Third-party asset managers provide asset management services with respect to the remaining assets.

        We deliver both administrative and investment services to our defined contribution plan and defined benefit plan customers through annuities and mutual funds. Annuities and the underlying investment options are not required to be registered with the United States Securities and Exchange Commission ("SEC"). Our mutual fund offering is called Principal Advantage. It is a qualified plan product based on our series mutual fund, Principal Funds, Inc. We offer investments covering the full range of stable value, equity, fixed income, real estate and international investment options managed by our Global Asset Management segment as well as third-party asset managers.

Markets and Distribution

        We offer our full service accumulation products and services to employer-sponsored pension plans, including qualified and nonqualified defined contribution plans and defined benefit plans. Our primary target market is plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. According to Spectrem Group, in 2008, only 20% of businesses with between 10 and 49 employees, 45% of business with between 50 and 99 employees, 53% of business with between 100 and 249 employees and 60% of businesses with between 250 and 500 employees offered a 401(k) plan. The same study indicates that 73% of employers with between 500 and 1,000 employees, 83% of employers with between 1,000 and 5,000 employees and 94% of employers with 5,000 or more employees offered a 401(k) plan in 2008.

        We distribute our full service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2009, approximately 270 retirement services sales representatives in over 42 offices, operating as a wholesale distribution network, maintained relationships with over 7,600 independent brokers, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent broker. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent brokers, consultants and agents a commission or fee.

        As of December 31, 2009, we had a separate staff of over 170 service and education specialists located in the sales offices who play a key role in the ongoing servicing of pension plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us and helping employees understand the benefits of their pension plans. The following summarizes our distribution channels:

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

  •
  Principal Retirement Income Edge® is designed to create a coordinated experience from accumulation to income management for advisors to use with their individual clients and plan participants who are nearing or enjoying retirement. The Principal Retirement Income Edge® program provides education and planning tools as well as a wide variety of products such as annuities, mutual funds and bank products to provide personalized income management solutions.

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

Products and Services

        Principal Funds plans to grow into a top advisor sold mutual fund company with a sales force focused on multiple channels. As of November 2009, as reported by the Financial Research Corporation, we are ranked 16 according to AUM (long term funds) of the top 50 advisor sold mutual funds. We provide accounting, compliance, corporate governance and product development for all mutual funds we organize. As of December 31, 2009, our mutual fund operations served approximately 1.6 million mutual fund shareholder accounts.

        Principal Funds, Inc.    Principal Funds, Inc. ("PFI") is a series mutual fund, which as of December 31, 2009, offered 66 investment options. This fund's five R class shares act as the funding vehicle for Principal Advantage, the defined contribution product described above under "U.S. Asset Accumulation Segment-Full Service Accumulation Products." This fund also offers four retail classes of shares to individuals. One of the four retail share classes is for IRA rollovers (J shares) and three are for general investment purposes (A, B and C shares). An additional class of shares (I shares) is offered primarily to specified institutional investors. As of December 31, 2009, the retail classes of shares had $21.6 billion in AUM. All other share classes of Principal Funds, Inc., including seed money, had $28.9 billion of AUM. We report the results for this fund, excluding the retail AUM, under "Full Service Accumulation." We report the results of the retail AUM under "Principal Funds."

        Principal Variable Contracts Funds, Inc.    Principal Variable Contracts Funds, Inc. is a series mutual fund, which, as of December 31, 2009, provided 40 investment options for variable annuity and variable life insurance contracts issued by Principal Life Insurance Company ("Principal Life") and other insurance companies unaffiliated with Principal Life. As of December 31, 2009, this fund had $5.6 billion in AUM. AUM backing Principal Life variable annuity contracts is reported in this segment under "Individual Annuities." AUM backing Principal Life variable life insurance contracts is reported in the Life and Health Insurance segment.

        Principal Managed Portfolio.    Principal Managed Portfolio is an advisory product offered by our registered investment advisor, Princor Financial Services Corporation ("Princor"), which permits the client to invest only in Principal Funds, Inc. Clients are charged a quarterly asset-based fee on this account. As of December 31, 2009, Principal Managed Portfolio had accumulated $544.3 million in assets.

        Principal Advisory Select and Principal Dynamic Portfolios.    These are advisory products offered by our registered investment advisor, Princor, which permits the client to invest in a broad array of investments. Clients are charged a quarterly asset-based fee on these accounts. As of December 31, 2009, these products had accumulated $1.1 billion in assets.

Markets and Distribution

        Our markets for PFI's retail share classes are individuals seeking to accumulate savings for retirement and other purposes, as well as nonqualified individual savings plans utilizing payroll deductions. We also market PFI's retail share classes to participants in pension plans who are departing their plans and reinvesting their retirement assets into individual retirement accounts.

        We sell PFI's retail share classes primarily through our affiliated financial representatives; independent brokers registered with our securities broker-dealer, Princor; registered representatives from other broker-dealers; direct deposits from our employees and others and Principal Connection. As of December 31, 2009, approximately 60 retail sales representatives across the United States, operating as a wholesale distribution network, maintained relationships with over 29,700 independent brokers, consultants and agents. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the Internet or by mail. Princor recruits, trains and supervises registered representatives selling our products through Principal Connection.

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

        Fixed Deferred Annuities.    Our individual fixed deferred annuities consist of both single premium deferred annuity contracts and flexible premium deferred annuity contracts ("FPDAs"). Some FPDA contracts limit the period of time deposits are allowed (e.g., only one year). For most contracts, the principal amount is guaranteed. We credit the customer's account with a fixed interest rate and for a specified time period, typically one, three or five years. Thereafter, we reset, typically annually, the interest rate credited to the contract based upon our discretion, taking into account market and other conditions. Our major source of income from fixed deferred annuities is the spread between the investment income earned on the underlying general account assets and the interest rate credited to the contracts. We bear the investment risk because, while we credit customers' accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate. The Global Asset Management segment manages the assets supporting these contracts.

        Variable Deferred Annuities.    Individual variable deferred annuities are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals. Customers have the flexibility to allocate their deposits to investment sub-accounts managed by the Global Asset Management segment or other third-party asset managers. As of December 31, 2009, 74% of our $4.7 billion in variable annuity account balances was allocated to investment sub-accounts and our general account, which are managed by the Global Asset Management segment and 26% was allocated to investment sub-accounts managed by third-party asset managers. Generally speaking, the customers bear the investment risk and have the right to allocate their assets among various separate investment sub-accounts. The value of the annuity fluctuates in accordance with the experience of the investment sub-accounts chosen by the customer. Customers have the option to allocate all or a portion of their account to our general account, in which case we credit interest at rates we determine, subject to contractual minimums. Customers may also elect an enhanced death benefit guarantee (commonly known in the industry as a guaranteed minimum death benefit, or "GMDB") and/or a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or "GMWB"). We bear the GMDB and GMWB investment risk. We attempt to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2009, $1.6 billion of the $4.7 billion of variable annuity account value had the GMWB rider. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account.

        Fixed Immediate Annuities.    Our individual fixed immediate annuities consist almost exclusively of single premium immediate annuity contracts ("SPIAs"). SPIAs are products where the customer makes a single deposit, and from which periodic benefit payments are made. Payments may be contingent upon the survival of one or two individuals, or payments may be fixed, meaning payments are contractually guaranteed and do not depend on the continuing survival of any individual. Our major source of income from fixed immediate annuities is the spread between the investment income earned on the underlying general account assets and the interest rate implied in the calculation of annuity benefit payments. We bear the investment risk because we cannot be certain the investment income we earn on our general account assets will exceed the rate implied in the SPIA contracts. The Global Asset Management segment manages the assets supporting these contracts.

Markets and Distribution

        Our target markets for individual annuities include owners, executives and employees of small and medium-sized businesses, and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market both fixed and variable annuities to both qualified and nonqualified pension plans.

        We sell our individual annuity products through our affiliated financial representatives, who accounted for 34%, 20% and 26% of annuity sales for the years ended December 31, 2009, 2008 and 2007, respectively. The remaining sales were made through banks, brokerage general agencies, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. Affiliated financial representatives continued to be the primary distribution channel of our variable deferred annuities. The majority of overall annuity sales, however, were from non-affiliated distribution channels, as a result of focused efforts to increase fixed annuity sales through non-affiliated distribution channels.

Bank and Trust Services

        Bank and trust services include Principal Bank and Principal Trust Company. Principal Bank is a federal savings bank that began its activities in February 1998. We market flexible banking products and services via other PFG affiliates, the telephone or Internet. Our current products and services include a suite of consumer checking and savings accounts, money market accounts, certificates of deposit, home equity loans and lines of credit, credit cards, debit cards, small account rollovers from qualified retirement plans and health savings accounts ("HSAs"). In addition, we offer deposit and loan services to small and medium-sized businesses. As of December 31, 2009, Principal Bank had approximately 240,000 customers and approximately $2.4 billion in assets.

        We offer our Principal Bank products and services to prospects and existing customers, through Principal Connection, our affiliated financial representatives and other PFG affiliates with a primary focus on deepening existing relationships with customers of PFG. We also pursue asset retention strategies with customers who seek to transfer assets from our other asset accumulation products by offering them our banking products and services.

        Principal Trust Company is a Delaware state chartered non-deposit trust company. Principal Trust Company, chartered in 1899 as Delaware Charter Guarantee and Trust Company, is one of the largest non-deposit trust companies in the nation. As of December 31, 2009, we served as trustee to over 406,000 accounts, which held assets of $80.0 billion. Principal Trust Company may not accept deposits and cannot make personal or commercial loans.

        Principal Trust Company specializes in providing directed trust solutions for a full array of employee benefit plans and accounts including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, ESOPs, and self-directed tax-advantaged savings accounts, such as IRAs. Principal Trust Company also maintains a series of collective investment funds, The Principal TrustSM Target Date Funds, as trustee. We deliver our directed trust services to customers through our PFG affiliates. Administrative trust services for self-directed tax-advantaged savings accounts are marketed to non-affiliated brokerage firms, clearing firms, financial advisors and asset managers.

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

        Deposits to investment only products are predominantly in the form of single payments. As a result, the level of new deposits can fluctuate from one fiscal quarter to another. Assets invested in GICs and funding agreements generate a spread between the investment income earned by us and the amount credited to the customer. Our other investment only products consist of separate accounts invested in either equities or fixed income instruments. The Global Asset Management segment manages the assets supporting investment only account values.

Markets and Distribution

        We market GICs and funding agreements primarily to pension plan sponsors and other institutions. We also offer them as part of our full service accumulation products. We sell our GICs primarily to plan sponsors for funding of tax-qualified retirement plans. We sell our funding agreements directly to institutions that may or may not be pension funds and unconsolidated special purpose vehicles domiciled either in the U.S. or offshore for funding agreement-backed note programs. The funding agreements sold as part of these funding agreement-backed note programs work by having investors purchase debt obligations from the special purpose vehicle which, in turn, purchases the funding agreement from us with terms similar to those of the debt obligations. The strength of this market is dependent on debt capital market conditions. As a result, our sales through this channel can vary widely from one quarter to another. In addition to the special purpose vehicle selling the funding agreement-backed notes to U.S. and foreign institutional investors, the special purpose vehicle may also sell notes to U.S. retail investors through a SEC-registered shelf debt issuance program. Due to a downturn in the credit market, we reduced the amount of medium term note and GIC issuances in 2008 and had no medium term note issuances in 2009. As economic conditions change, we will reassess the use of our medium term note and GIC programs.

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

        Premium received from full service payout products are generally in the form of single payments. As a result, the level of new premiums can fluctuate depending on the number of retirements and large-scale annuity sales in a particular fiscal quarter. The Global Asset Management segment manages the assets supporting full service payout account values.

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

        As of December 31, 2009, Principal Global Investors, together with its affiliates, Principal Real Estate Investors, Spectrum Asset Management, Post Advisory Group, LLC, Columbus Circle Investors, Edge Asset Management and Morley Financial Services managed $205.3 billion in assets. Morley Financial Services was acquired on August 31, 2007. We have offices outside of the U.S. in Australia, Hong Kong, Japan, Singapore and the United Kingdom.

        During the third quarter of 2008, we made a decision to terminate our commercial mortgage securities issuance operation. This termination does not qualify for discontinued operations treatment under U.S. generally accepted accounting principles ("U.S. GAAP"). Therefore, the results of the terminated commercial mortgage securities issuance operation are still included in our consolidated income from continuing operations.

Products and Services

        Global Asset Management provides focused investment advisory services across a broad range of asset classes, investment styles and portfolio structures. These services are provided for a fee as defined by the client mandate. We are diversified across three primary asset classes.

        Equity Investments.    As of December 31, 2009, Principal Global Investors, along with Columbus Circle Investors and Edge Asset Management managed $59.3 billion in global equity assets. Our equity capabilities encompass large-cap, mid-cap and small-cap stocks in developed and emerging markets worldwide. As of December 31, 2009, 39% of equity AUM was derived from our pension products, 25% from other products of PFG and the remaining 36% from third-party institutional clients.

        Fixed Income Investments.    Principal Global Investors, along with Spectrum Asset Management, Post Advisory Group, LLC, Edge Asset Management and Morley Financial Services managed $111.6 billion in global fixed income assets as of December 31, 2009. Collectively, we provide our clients with access to investment-grade corporate debt, government bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities, high yield and municipal bonds, private and syndicated debt instruments and preferred securities. As of December 31, 2009, 34% of these assets were derived from our pension products, 29% from other products of PFG, and the remaining 37% from third-party institutional clients.

        Real Estate Investments.    Principal Global Investors, through its affiliate Principal Real Estate Investors, managed a portfolio of primarily U.S. commercial real estate assets of $32.4 billion as of December 31, 2009. Principal Real Estate Investors provides our clients with a broad range of real estate investment options, including private real estate equity, commercial mortgages, credit tenant debt, construction-permanent financing, bridge/mezzanine loans, commercial mortgage-backed securities and real estate investment trusts. As of December 31, 2009, 37% of the commercial real estate portfolio was derived from our pension products, 29% from other products of PFG and the remaining 34% from third-party institutional clients.

Markets and Distribution

        We employed 120 institutional sales, relationship management and client service professionals as of December 31, 2009, who worked with consultants and directly with large investors to acquire and retain third-party institutional clients. As of December 31, 2009, Principal Global Investors and its affiliates had approximately 500 third-party institutional clients with $73.8 billion of AUM in 52 countries.

International Asset Management and Accumulation Segment

        Our International Asset Management and Accumulation segment consists of Principal International, which has operations in Brazil, Chile, China, Hong Kong Special Administrative Region ("SAR"), India, Indonesia, Malaysia, Mexico and Singapore. We focus on countries with large middle classes, favorable demographics, and growing long-term savings, ideally with defined contribution markets. We entered these countries through acquisitions, start-up operations and joint ventures.

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

Products, Markets and Distribution

        Brazil.    We offer pension, retirement and asset accumulation products through a minority-held joint venture, BrasilPrev Seguros e Previdencia ("BrasilPrev"). The majority partner is Banco do Brasil, which had approximately 4,960 Brazilian branches as of September 30, 2009. BrasilPrev has an exclusive agreement with Banco do Brasil to distribute pension, retirement and long-term asset accumulation products. On October 27, 2009, we signed a Memorandum of Understanding with Banco do Brasil to extend this exclusive agreement for 23 years with the final agreement expected to be finalized and executed in 2010. Although we will continue to co-manage BrasilPrev, our percentage share of the profits will decrease. Our joint venture provides defined contribution products, complementary life protection and payout solutions for the retirement needs of employers and individuals. Banco do Brasil's employees sell these products directly to individual clients through its bank branches. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco do Brasil's corporate account executives selling to existing and prospective corporate clients. According to Federação Nacional de Previdência e Vida, our joint venture ranked third in the Brazilian private pension market based upon managed assets as of November 30, 2009.

        Chile.    We offer long-term savings products, retirement annuities, mutual funds, life insurance accumulation products, mortgage loans and institutional asset management services.

        Retirement annuities are offered to individuals exiting the pre-retirement accumulation system. Annuity products are distributed through a network of brokers and independent agents numbering approximately 615 as of December 31, 2009.

        We serve the individual and group voluntary/complementary long-term savings market by offering "APV plans" (qualified individual retirement solutions) and "APVC plans" (qualified group retirement solutions that are similar to the U.S. 401(k) product line). According to the Superintendencia de Valores y Seguro, we ranked first in AUM for mutual fund companies offering these plans in Chile as of September 30, 2009. The plans are distributed to retail clients through our proprietary sales force, financial advisors, brokerage houses, alliances with financial institutions and the largest retailer in Chile, Falabella.

        Life insurance accumulation products are also offered to individuals through brokers and financial advisors. We originate, sell and service individual residential mortgage loans in Chile through our independent distribution network, which is composed primarily of real estate brokers and developers. We also offer institutional asset management services to pension funds, insurance companies, mutual fund companies and investment platforms through our proprietary sales force.

        China.    We offer mutual funds and asset management services through a minority-held joint venture with China Construction Bank ("CCB"), the majority partner. We sell mutual funds primarily through our partner bank, CCB. The bank provides extensive distribution capabilities for the joint venture in terms of brand awareness and the number of branch outlets, which numbered approximately 13,630 as of December 31, 2009.

        Hong Kong SAR.    We sell defined contribution pension, mutual fund and institutional asset management products.

        We actively compete in the defined contribution pension plan market. The government requires both employers and employees to each contribute 5% of an employee's income to a Mandatory Provident Fund ("MPF"). We target small and medium-sized employers and distribute products through strategic alliances with insurance companies, brokers, consultants, banks and direct marketing through our own sales representatives. Our alliance partners distribute our MPF products and services or use our administrative and investment services in their own products.

        We sell mutual funds to retail customers primarily through strategic alliances with banks. To grow institutional asset management, Hong Kong leverages Principal Global Investors' regional asset management and sales resources to jointly secure mandates.

        India.    We offer mutual funds and asset management services to both retail and corporate customers.

        In the mutual funds market, we compete by managing and administering funds for both individuals and corporations through a majority-owned joint venture. The minority partners are Punjab National Bank and Vijaya Bank, two large Indian commercial banks with a combined network of approximately 5,800 branches as of December 31, 2009. Mutual funds are sold through regional offices and other bank branches located throughout India. In addition to the current mutual fund business, we are positioning ourselves to compete in the emerging pension and long-term savings market in India.

        Malaysia.    We offer conventional and Islamic mutual funds through our minority-held joint venture with CIMB Group, the majority partner. CIMB Group is a large Malaysian bank holding company with a presence in many Southeast Asian countries. The company has a sales force of approximately 6,000 agents selling to retail customers. We also market mutual funds through wholesale bank channels. The joint venture's main bank channel is the approximately 365 CIMB

Bank branches. According to Lipper, our joint venture company combined with CIMB-Principal Islamic Asset Management (a joint venture between Principal Global Investors and CIMB Group) ranked third in unit trust assets managed and second in Islamic unit trust assets managed in the Malaysian asset management industry as of November 30, 2009. The companies also manage a significant amount of institutional asset mandates ranking second among asset management companies in Malaysia as of September 30, 2009, according to the Malaysian Association of Asset Managers quarterly survey. The joint venture also has operations in Singapore (CIMB-Principal Asset Management (S) Pte Ltd) and Indonesia (PT CIMB-Principal Asset Management).

        Mexico.    We offer defined contribution pension products, mutual funds, annuities and asset management services to institutional clients.

        Through our Afore pension company we manage and administer more than 2.8 million individual retirement accounts under the mandatory privatized social security system for all non-government employees in Mexico. We distribute products and services through a proprietary sales force of approximately 1,080 sales representatives as of December 31, 2009, as well as independent brokers who sell directly to individuals.

        Our mutual fund company distributes products and services through a sales force of approximately 60 employees and through distribution agreements with other financial entities. We administer previously sold annuities and life products. Due to unfavorable market conditions, sales of our annuity and life products in Mexico were suspended in 2007.

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

Individual Life Insurance

        We began as an individual life insurer in 1879. Our U.S. operations administer approximately 550,000 individual life insurance policies with over $126.0 billion of individual life insurance in force as of December 31, 2009.

        Small and medium-sized companies are challenged with how to build quality benefits packages for executives, how to transition the company's ownership to a partner or family member and how to save for retirement. In addition, executives and other key employees often have personal insurance needs. These needs are the focus of our products within the individual life insurance arena.

Products and Services

        We offer a variety of individual life insurance products, including universal and variable universal life insurance and term life insurance. We target the personal insurance needs of owners and executives of small and medium-sized businesses and have an increasing focus on also using these products for nonqualified executive benefits. In addition, we market our products to meet traditional retail insurance needs.

        We have a growing focus and expertise in providing executive life insurance benefits to companies designated by the Internal Revenue Service ("IRS") as S corporations, in addition to traditional C corporation clients. As a growing segment of the small and medium-sized business market, S corporations require unique plan designs that meet very specific legal requirements.

        Universal and Variable Universal Life Insurance.    Universal and variable universal life insurance products offer life insurance protection for which both the premium and the death benefit may be adjusted by the policyholder. Universal life insurance usually includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected. For the year ended December 31, 2009, 79% of individual life insurance annualized first year premium sales have come from universal and variable universal life insurance products. Universal and variable universal life insurance represents 56% of individual life insurance premium and deposits for the year ended December 31, 2009, and 48% of individual life insurance in force as of December 31, 2009. Variable universal life insurance products represented 37% of our universal and variable universal life insurance deposits for the year ended December 31, 2009.

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

        Traditional Life Insurance.    Traditional life insurance includes participating whole life, adjustable life products and non-participating term life insurance products. Participating products and non-participating term life insurance products represented 8% and 13%, respectively, of our individual life insurance annualized first year premium sales for the year ended December 31, 2009, and 22% and 30%, respectively, of individual life insurance in force as of December 31, 2009. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to reset the premium and face amount combination. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Policyholder dividends are not paid on term insurance.

Group Health Insurance

        We began offering group health insurance in 1941. We offer a variety of traditional group medical insurance products, consumer driven high deductible health plans with HSAs, administrative services and wellness products. We provide administrative services on a fee-for-service basis for medical, dental, disability, vision and wellness benefits.

Products and Services

        Our group health insurance products described below include a range of programs and services designed to meet the needs of our members across the health care continuum. These programs include the spectrum of wellness services, utilization management, case management, disease management and specialty programs. Members have access to online health management resources including a broad range of health content, symptom checkers, prescription drug information and provider information. The programs are designed to promote informed health care consumers, advance evidence based medicine and to optimize both the quality and cost of health care received by our members.

        Group Health Insurance.    As of December 31, 2009, we provided group medical insurance benefits to more than 14,000 employer customers and their 381,000 employees and dependents. Our traditional group medical insurance plans provide reimbursement of medical expenses for insured employees and their dependents. These members are responsible for deductibles, co-payments and co-insurance. Through our wholly owned subsidiary, HealthRisk Resource Group, LLC., we negotiate discounts with providers on claims for which we have no other pre-arranged discount.

        Our consumer-driven health care plans offer flexibility for employers and the opportunity for members to be more engaged in their health care decisions. We offer the Principal Health Savings Account, which features a checking account with a debit card and certificates of deposit through Principal Bank and investment options through Principal Funds.

        Fee-for-Service.    We offer administration of group medical, dental, disability and vision benefits on a fee-for-service basis to over 300 self-insured employers and their approximately 615,000 employees and dependents as of December 31, 2009.

        Wellness Company.    We recognize the importance of promoting healthy behavior. Principal Wellness Company contributes expertise in providing wellness screenings, counseling and services to employers and their employees, designed to improve health, reduce health insurance claim costs, reduce absenteeism and increase employee productivity. This preventative focus has been integrated into both our group health insurance and fee-for-service offerings. We provide wellness services to nearly 340 employers and their approximately 119,000 employees.

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

Products and Services

        Group Dental and Vision Insurance.    Group dental and vision insurance plans provide partial reimbursement for dental and vision expenses. As of December 31, 2009, we had over 33,000 group dental and vision insurance policies in force covering over 883,000 employee lives. According to LIMRA, we were the 7th largest group dental insurer in terms of number of contracts/employer groups in force in 2008. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Principal Dental Services, Inc. subsidiary.

        Group Life Insurance.    Group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2009, we had over 46,000 group policies providing nearly $110 billion of group life insurance in force to approximately 1.9 million employee lives. According to LIMRA in 2008, we were ranked 3rd in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 96% and 4%, respectively, of our total group life insurance in force as of December 31, 2009. We no longer market group universal life insurance to new employer groups.

        Group Disability Insurance.    Group disability insurance provides a benefit to insured employees who become disabled. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. Long-term disability represents 63% of total group disability premium, while short-term disability represents 37% of total group disability premium. In addition, we provide disability management services, also called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2009, we served approximately 1.2 million employee lives under nearly 30,000 contracts, with our group short-term disability business being ranked 4th and our group long-term disability business being ranked 6th in the U.S. as of December 31, 2008, in terms of number of contracts/employer groups in force, according to LIMRA.

        Individual Disability Insurance.    Individual disability insurance products provide a benefit to the insured member in the event he/she becomes disabled. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner's interest in the business, expenditures for replacement of a key person and business loan payments. As of December 31, 2009, we served approximately 124,000 individual disability policyholders, with our individual disability business being ranked 7th in the U.S. as of December 31, 2008, in terms of premium in force, according to LIMRA.

Life and Health Markets and Distribution

        For each of our products, administration and distribution channels are customized to meet customer needs and expectations for that product.

        We sell our individual life and individual disability income products in all 50 states and the District of Columbia, primarily targeting owners and executives of small and medium-sized businesses. Small and medium-sized business sales represented 71% of individual life sales and 65% of individual disability sales for the year ended December 31, 2009, based on first year annualized premium.

        We distribute our individual life and individual disability insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 41% of individual life insurance sales based on first year annualized premium and 17% of individual disability sales for the year ended December 31, 2009. We had 912 affiliated financial representatives in 28 offices. Although they are independent contractors, we have a close tie with affiliated financial representatives and we offer them benefits, training and access to tools and expertise. To meet the needs of the various marketing channels, particularly the independent brokers, we employ wholesale distributors — Regional Vice Presidents for individual life and Disability Income Regional Vice Presidents for individual disability. A key differentiator in the nonqualified executive benefit sale is our Regional Vice Presidents-Nonqualified Plans, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

        We market our group life, disability, dental and vision insurance products to small and medium-sized businesses, primarily targeting our sales toward owners and human resources professionals. We sell our group life, disability and dental products in all 50 states and the District of Columbia. We sell vision coverage in 48 states, plus the District of Columbia. We sell our group medical insurance in 33 states and the District of Columbia. We continually adapt our products and pricing to meet local market conditions. We market our fee-for-service capabilities to employers that self-insure their employees' medical benefits. We sell our fee-for-service business in all 50 states and the District of Columbia.

        Group insurance and fee-for-service products are distributed through independent benefit brokers, consultants, financial planners and the same channels that sell our U.S. asset accumulation products. To reach these marketers, we employ three types of wholesale distributors: our medical sales representatives, our non-medical sales representatives (for Specialty Benefits products) and independent wholesale organizations to market group medical, life, disability, dental and vision insurance products. We have also formed a number of strategic distribution alliances with national brokerages and regional brokerage agencies.

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

        As of December 31, 2009, we had 90 non-medical sales representatives and 101 non-medical service representatives in 36 offices. In addition, we had 44 medical sales representatives and 25 medical account management representatives in 16 offices. Our non-medical sales representatives accounted for 94% of our non-medical group insurance sales, while our medical representatives accounted for 64% of our medical insurance sales for the year ended December 31, 2009. The group sales force plays a key role in the ongoing servicing of the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans and solving any administrative issues; communicating the customers' needs and feedback to us and helping employees understand the benefits of their plans.

Corporate Segment

        Our Corporate segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including interest expense and preferred stock dividends), income on capital not allocated to other segments, inter- segment eliminations, income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items.

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

        Competition in the retirement services market is very fragmented. Our main competitors in this market include Fidelity, ING, Mass Mutual, Vanguard and John Hancock. We believe the infrastructure and system support needed to meet the needs of the small and medium-sized business market is a significant barrier to entry for our competitors. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than we do. There were over 8,000 mutual funds in the U.S. as of December 31, 2008, according to the Investment Company Institute 2009 Investment Company Fact Book. The institutional asset management market has grown at a rapid pace over the last decade. Our primary competitors in this market are large institutional asset management firms, such as Black Rock, PIMCO, J.P. Morgan Chase, Morgan Stanley Investment Management and T. Rowe Price, some of which offer a broader array of investment products and services and are better known. The asset management business has relatively few barriers to entry and continually attracts new entrants. The variable annuity market is also highly competitive. We face strong competition from Lincoln Financial Group and John Hancock. Competition in the international markets in which we operate comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in a partnership with local firms, including ING, AXA, Allianz and American International Group, Inc. In the highly competitive life and health insurance business, our competitors include other insurers and managed health care organizations such as UNUM, Lincoln Financial Group, MetLife, Manulife, Blue Cross and Blue Shield, UnitedHealthcare, Aetna and CIGNA. We believe we distinguish ourselves from our competitors through our:

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

        Principal Life and Principal National Life Insurance Company ("PNLIC") have been assigned the following insurer financial strength ratings:

Rating Agency	Financial Strength Rating	Rating Structure
A.M. Best Company, Inc.	A+ ("Superior") with a negative outlook	Second highest of 16 rating levels
Fitch Ratings Ltd.	AA- ("Very Strong") with a negative outlook	Fourth highest of 21 rating levels
Moody's Investors Service	Aa3 ("Excellent") with a stable outlook	Fourth highest of 21 rating levels
Standard & Poor's	A+ ("Strong") with a positive outlook	Fifth highest of 21 rating levels

        A.M. Best's ratings for insurance companies range from "A++" to "S". A.M. Best indicates that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have superior ability to meet ongoing obligations to policyholders. Fitch's ratings for insurance companies range from "AAA" to "C". Fitch "AA" ratings indicate very strong capacity to meet policyholder and contractholder obligations on a timely basis. Moody's Investors Service ratings for insurance companies range from "Aaa" to "C". Moody's Investors Service indicates that "Aa" ratings are assigned to those companies that have demonstrated excellent financial security. Standard & Poor's ratings for insurance companies range from "AAA" to "R". Standard & Poor's indicates that "A" ratings are assigned to those companies that have demonstrated strong financial security characteristics. In evaluating a company's financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves, the soundness of its risk management programs, the experience and competency of its management and other factors. The four rating agencies referenced have negative outlooks on the U.S. life insurance industry. A negative outlook means that the rating of many U.S. life insurance companies may be downgraded due to the impact of negative market conditions.

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

U.S. Insurance Regulation

        We are subject to the insurance holding company laws in the states where our insurance companies are domiciled. Principal Life and PNLIC are domiciled in Iowa and their principal insurance regulatory authority is the Insurance Division of the Department of Commerce of the State of Iowa. Our other U.S. insurance companies are principally regulated by the insurance departments of the states in which they are domiciled. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company's state of domicile and to furnish financial and other information about the operations of the companies within the holding company system. Transactions affecting the insurers in the holding company system must be fair and at arm's length. Most states have insurance laws that require regulatory approval of a direct or indirect change in control of an insurer or an insurer's holding company and laws requiring prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.

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

        In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") has established risk-based capital standards. The standards require life insurers to submit a report to state regulators on an annual basis regarding their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2009, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum level of risk-based capital requirements required before state insurance departments would take action against an insurer.

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

        Our Board of Directors and senior management are knowledgeable of and accountable for key risks. Our Board meets at least quarterly and regularly hears reports from the Chief Executive Officer, the business unit Presidents, the Chief Financial Officer and the Chief Investment Officer. The Board has several committees, which include the Audit Committee, the Human Resources Committee and the Nominating and Governance Committee that meet at least quarterly and address various aspects of risks. The Board also has a newly created Finance Committee, which will begin meeting in February 2010. In addition, the Board of Directors and senior management receive quarterly updates from the Chief Risk Officer.

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

        We have established risk tolerances from an overall corporate perspective as well as for specific types of risks. All potentially significant actions are considered in terms of the possible impact on our risk profile, including the capital required, the impact on near term and long-term earnings and the ability to meet our targets with respect to return on equity, liquidity, debt/capital, cash coverage and other ratios and metrics. We monitor a variety of risk metrics on an ongoing basis and make any necessary adjustments to help us stay within our established risk tolerances. We have developed a Business Continuity Management Program that identifies critical business functions and includes plans for their protection and recovery in the event of a disaster or other business interruption. We continually monitor emerging risks, and we regularly build upon our already strong risk management practices to incorporate updated modeling tools, processes and metrics, which we actively use to better understand and manage our business. We monitor three key risk metrics as part of our enterprise risk management framework:

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

Employees

        As of December 31, 2009, we had 14,487 employees. None of our employees are subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

Internet Website

        Our Internet website can be found at www.principal.com. We make available free of charge on or through our Internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the SEC. Also available free of charge on our Internet website, and in print to any requesting stockholder, is our code of business conduct and ethics, corporate governance guidelines and charters for the audit, human resources and nominating and governance committees of our Board of Directors. Upon approval of its charter at its first meeting, scheduled to take place on a date after the filing of this report, the charter for the newly formed finance committee will also be available on our website. Also see Item 10. "Directors, Executive Officers and Corporate Governance."

Item 1A.    Risk Factors

        This section provides an overview of the risks that may impact our performance in the future.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital.

        Since mid 2007, the capital and credit markets have been experiencing extreme volatility and disruption. Beginning in the second half of 2008, the volatility and disruption reached unprecedented levels and the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. Although market conditions have begun to improve in recent months, our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

        We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. For additional information regarding our exposure to interest rate risk and the impact of a downgrade in our financial strength ratings, see " — Changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period" and " — A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition." In the event our current internal sources of liquidity do not satisfy our needs, we may have to seek additional financing and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as customers' or lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

        Disruptions, uncertainty or volatility in the capital and credit markets may limit our access to capital required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; fund redemption requests on insurance or other financial products; generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, utilize available internal resources or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility and liquidity.

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

        Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S., inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a recession. In addition, the fixed-income markets have experienced a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets, generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Although market conditions have begun to improve in recent months, these events and the continuing market upheavals have had and may continue to have an adverse effect on the value of our investment portfolio. Our AUM and revenues may decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

        Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, negative investor sentiment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, reductions in employment levels of our existing employer customers may result in a reduction in membership levels and premium income for our health insurance and specialty benefits products. Participants within the retirement plans for which we provide administrative services may elect to reduce or stop their payroll deferrals to these plans, which would reduce AUM and revenues. In addition, reductions in employment levels may result in a decline in employee deposits into retirement plans. Adverse changes in the economy could affect net income negatively and could have a material adverse effect on our business, results of operations and financial condition.

Continued volatility or further declines in the equity markets could reduce our AUM and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income.

        Domestic and international equity markets experienced severe declines and heightened volatility in 2008 and early 2009. Although equity markets have begun to recover, equity values still remain well below the values achieved in 2007. Because the revenues of our asset management and accumulation business are, to a large extent, based on the value of AUM, a decline in domestic and global equity markets will decrease our revenues. Turmoil in these markets could lead investors to withdraw from these markets, decrease their rates of investment or refrain from making new investments which may reduce our net income, revenues and AUM.

        For further discussion on equity risk management, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Equity Risk."

Future participation in a securities lending program may subject us to potential liquidity and other risks.

        We have previously participated in a securities lending program for our general account whereby primarily fixed income securities were loaned by us to third parties, primarily major brokerage firms and commercial banks. The borrowers of our securities provided us with cash collateral, which we separately maintained. We invested such cash collateral in other securities, primarily U.S. Treasuries, U.S. government agency securities, U.S. government agency collateralized repurchase agreements and government money market funds. During the third quarter of 2008, we decided to unwind the securities lending program due to a downturn in current economic conditions. As of both December 31, 2009 and 2008, we did not have any general account securities on loan, nor was the general account liable for any cash collateral.

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

        We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate values, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain segments of our life insurance and annuities businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain segments of our life insurance businesses, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset and liability duration mismatches.

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

        Our exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit-based derivatives we have sold that do not qualify or have not been designated for hedge accounting where we assume credit exposure and, if issuer credit spreads increase as a result of fundamental credit deterioration, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes from market volatility, which could have a material adverse effect on our results of operations or financial condition. Continuing challenges include continued weakness in the U.S. residential and commercial real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, declines in inflation-adjusted investments and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could continue to have a material adverse effect on our results of operations, financial condition or cash flows through realized losses, impairments and changes in unrealized positions.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income.

  An increase in defaults or write-downs on our fixed maturity securities portfolio may reduce our profitability.

        We are subject to the risk that the issuers of the fixed maturity securities we own will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of December 31, 2009, our U.S. investment operations held $44.5 billion of fixed maturity securities, or 75% of total U.S. invested assets, of which approximately 7.7% were below investment grade, including $553.2 million, or 1.24% of our total fixed maturity securities which we classified as either "problem," "potential problem" or "restructured." See Item 7. "Management's Discussion and

Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturity Securities."

        Our U.S. fixed maturity securities portfolio includes securities collateralized by residential and commercial mortgage loans. As of December 31, 2009, our U.S. investment operations held $4.5 billion of residential mortgage-backed securities, of which $3.3 billion are Government National Mortgage Association, Federal National Mortgage Association or Federal Home Loan Mortgage Corporation pass-through securities, and $3.6 billion of commercial mortgage-backed securities, which represent in combination 18% of our total fixed maturity securities portfolio. For residential mortgage-backed securities, prepayment speeds, changes in mortgage delinquency or recovery rates, credit rating changes by rating agencies, change in property values underlying the loans and the quality of service provided by service providers on securities in our portfolios could lead to write-downs on these securities. For commercial mortgage-backed securities, changes in mortgage delinquency or default rates, interest rate movements, credit quality and vintage of the underlying loans, change in property values underlying the loans and credit rating changes by rating agencies could result in write-downs of those securities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturity Securities."

        As of December 31, 2009, the international investment operations of our fully consolidated subsidiaries held $2.8 billion, or 62%, of total international invested assets in fixed maturity securities, of which 18% are government bonds. Some non-government bonds have been rated on the basis of the issuer's country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations." An increase in defaults on our fixed maturity securities portfolio could harm our financial strength and reduce our profitability.

  An increased rate of delinquency and defaults on our commercial mortgage loans, especially those with amortizing balloon payments, may adversely affect our profitability.

        Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $10.1 billion represented 16% of our total invested assets as of December 31, 2009. As of December 31, 2009, we had no loans in the process of foreclosure in our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

        As of December 31, 2009, approximately $8.6 billion, or 84%, of our commercial mortgage loans before valuation allowance had amortizing balloon payment maturities. A balloon maturity is a loan with larger dollar amounts of payments becoming due in the later years of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with standard repayment schedules. Since most of the principal is repaid at maturity, the amount of loss on a default is generally greater than on other commercial mortgage loans. An increase in defaults on such loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

  We may have difficulty selling our privately placed fixed maturity securities, commercial mortgage loans and real estate investments because they are less liquid than our publicly traded fixed maturity securities.

        We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, commercial mortgage loans and real estate investments. These asset classes represented approximately 39% of the value of our invested assets as of December 31, 2009.

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

        We use derivative instruments to hedge various risks we face in our businesses. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." We enter into a variety of derivative instruments, including interest rate swaps, swaptions, futures, currency swaps, currency forwards, credit default swaps, treasury lock agreements, commodity swaps and options, with a number of counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other investment funds and other institutions. For transactions where we are in-the-money, we are exposed to credit risk in the event of default of our counterparty. We limit our exposure to credit risk by establishing collateral agreements with nominal thresholds for a large majority of our counterparties. However, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. With regards to our derivative exposure, we have over-collateralization requirements on the portion of collateral we hold, based on the riskiness of the assets posted as collateral. We also have exposure to these financial institutions in the form of unsecured debt instruments and equity investments. Such losses or impairments to the carrying value of these assets may materially and adversely affect our business and results of operations.

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

        Credit extensions in the state of California accounted for 20%, or $2.0 billion, of our commercial mortgage loan portfolio as of December 31, 2009. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, such as earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California do not improve or continue to deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

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

        At December 31, 2009, approximately 37%, 58% and 5% of our net assets and liabilities reported at fair value represented Level 1, Level 2 and Level 3, respectively. Our Level 1 assets and liabilities primarily include exchange traded equity securities, mutual funds and U.S. Treasury bonds. Our Level 2 assets and liabilities primarily include fixed maturity securities (including public and private bonds), equity securities, over-the-counter derivatives and other investments for which public quotations are not available but that are priced by third-party pricing services or internal models using observable inputs. Our Level 3 assets and liabilities include certain fixed maturity securities, private equity securities, complex derivatives and embedded derivatives. Level 3 securities contain at least one significant unobservable market input and as a result considerable judgment may be used in determining the fair values. These fair values are generally obtained through the use of valuation models or methodologies using at least one significant unobservable input or broker quotes. Prices provided by independent pricing services or independent broker quotes that are used in the determination of fair value can vary for a particular security.

        For additional information on our valuation methodology, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value of Financial Instruments."

        During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example collateralized mortgage obligations and collateralized debt obligations, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that require greater estimation, which could result in values that are different from the value at which the investments may be ultimately sold. Further, rapidly changing credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

The determination of the amount of allowances and impairments taken on our investments requires judgment and could materially impact our results of operations or financial position.

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

        Fixed maturity securities that are classified as available-for-sale ("AFS") are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities are recognized as a component of equity and are, therefore, excluded from net income. Our U.S. investment operations held gross unrealized losses on fixed maturity securities of $2.9 billion pre-tax as of December 31, 2009, and the component of gross unrealized losses for securities trading down 20% or more for over six months was approximately $2.1 billion pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value is determined to be other than temporary (referred to as an other-than-temporary impairment). Realized losses or impairments may have a material adverse impact on our net income in a particular quarter or annual period.

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

        Ratings are important factors in establishing the competitive position of insurance companies and maintaining public confidence in products being offered. A ratings downgrade, or the potential for such a downgrade, could, among other things:

  •
  materially increase the number of surrenders for all or a portion of the net cash values by the owners of policies, contracts and general account GICs we have issued, and materially increase the number of withdrawals by policyholders of cash values from their policies;

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

        In 2008, each of A.M. Best Company, Inc., Fitch Ratings, Ltd., Moody's Investors Service, and Standard & Poor's revised its outlook for the U.S. life insurance industry to negative from stable. Of the many issues cited, the negative outlook is primarily based on expectations for higher-than-normal credit losses, negative impact of the volatile equity market on earnings, and reduced financial flexibility. The negative outlook was still in place as of year-end 2009.

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

        Our profitability depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The premiums that we charge and the liabilities that we hold for future policy benefits are based on assumptions reflecting a number of factors, including the amount of premiums that we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, expenses and persistency, which is the measurement of the percentage of insurance policies remaining in force from year to year. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities. As a result, we may experience volatility in the level of our profitability and our reserves from period-to-period, particularly for our health and disability insurance products. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.

        For example, if mortality rates are higher than our pricing assumptions, we will be required to make greater claims payments on our life insurance policies than we had projected. However, this risk is partially offset by our payout annuity business, where an increase in mortality rates will result in a decrease in benefit payments. Our results of operations may also be adversely impacted by an increase in morbidity rates.

        Our results of operations may also be adversely impacted if our actual investment earnings differ from our pricing and reserve assumptions. Changes in economic conditions may lead to changes in market interest rates or changes in our investment strategies, either of which could cause our actual investment earnings to differ from our pricing and reserve assumptions.

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

The pattern of amortizing our DPAC and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of the asset and the timing of our net income.

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

        We allocated assets to the Closed Block as of July 1, 1998, in an amount such that we expected their cash flows, together with anticipated revenues from the policies in the Closed Block, to be sufficient to support the Closed Block business, including payment of claims, certain direct expenses, charges and taxes and to provide for the continuation of aggregate dividend scales in accordance with the 1997 policy dividend scales if the experience underlying such scales continued, and to allow for appropriate adjustments in such scales if the experience changed. We bear the costs of administrative expenses associated with Closed Block policies and, accordingly, these costs were not funded as part of the assets allocated to the Closed Block. Any increase in such costs in the future will be borne by us. As of December 31, 2009, Closed Block assets and liabilities were $4,545.3 million and $5,520.4 million, respectively.

        We will continue to pay guaranteed benefits under the policies included in the Closed Block, in accordance with their terms. The Closed Block assets, cash flows generated by the Closed Block assets and anticipated revenues from policies included in the Closed Block may not be sufficient to provide for the benefits guaranteed under these policies. If they are not sufficient, we must fund the shortfall. Even if they are sufficient, we may choose for business reasons to support dividend payments on policies in the Closed Block with our general account funds.

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

        We cede life and health insurance to other insurance companies through reinsurance. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies." However, we remain liable to the policyholder, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations, we will be forced to cover the claims on the reinsured policies. In addition, a reinsurer insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

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

        Federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation and federal taxation can reduce our profitability. For example, the U.S. Congress has, from time to time, considered legislation relating to changes in the Employee Retirement Income Security Act of 1974 to permit application of state law remedies, such as consequential and punitive damages, in lawsuits for wrongful denial of benefits, which, if adopted, could increase our liability for damages in future litigation. Additionally, new interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies and increase our claims exposure on policies we issued previously. In addition, reductions in contribution levels to defined contribution plans may decrease our profitability.

  Changes in tax laws could increase our tax costs and reduce sales of our insurance, annuity and investment products.

        Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products. Taxes, if any, are payable on income attributable to a distribution under the contract for the year in which the distribution is made. The U.S. Congress has, from time to time, considered legislation that would reduce or eliminate the benefit of such deferral of taxation on the accretion of value within life insurance and nonqualified annuity contracts. Enactment of this legislation, including a simplified "flat tax" income structure with an exemption from taxation for investment income, could result in fewer sales of our insurance, annuity and investment products.

        From time to time, the U.S. Congress, as well as foreign, state and local governments, considers legislation that could increase our tax costs. If such legislation is adopted, our profitability could be negatively impacted. We are still evaluating the impact the Obama Administration's tax proposals addressed in the proposed budget for 2011, which lack sufficient detail and are relatively uncertain, will have on our consolidated financial statements.

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

        We currently have nearly $24.0 billion of estate tax-related life insurance from just over 18,000 policies issued since 1984. This block of policies accounts for nearly $300.0 million of annual recurring life insurance premium. In addition, this block of business represents nearly $1.5 billion of policy cash value. If repeal were to become permanent, it is possible that some segment of this existing business would be terminated or sold to investor groups. On the other hand, a portion of this coverage would likely be retained by its current owner to pay other expenses such as state inheritance taxes and capital gains taxes.

        Based on an average of the last three years of estimated new sales of estate-tax related products, we have issued approximately 1,300 policies annually, representing $53.0 million of annual premium and nearly $4.0 billion of death benefits.

  The health care reform proposals currently being considered by Congress could adversely affect our profitability.

        The U.S. Senate and House of Representatives have recently passed bills that would reform the health care system. While it is unclear how the final legislation will impact health insurers, both the U.S. House of Representatives and Senate bills include provisions that could negatively impact health insurers. These provisions include minimum loss ratio requirements for health insurers, taxation of certain employer-provided health insurance plans and a tax on health insurance companies. If adopted, these provisions could negatively impact the profitability of our health insurance business.

  Changes in federal, state and foreign securities laws may reduce our profitability.

        Our asset management and accumulation and life insurance businesses are subject to various levels of regulation under federal, state and foreign securities laws. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory or brokerage clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. The downturn in the financial markets and resulting market-wide losses have caused legislative and regulatory bodies to consider various changes to existing securities laws and the legal framework governing the financial industry. Changes to these laws or regulations that restrict the conduct of our business could significantly increase our compliance costs and reduce our profitability.

  Changes in federal banking laws may reduce our profitability or impact how we do business.

        The U. S. Senate and House of Representatives are currently considering various proposals to reform federal banking laws. While the details of any potential legislation have not yet been finalized, the proposals currently being discussed have the potential to impact us by:

  •
  subjecting us to regulation by the Federal Reserve or other consolidated industry regulator as a bank holding company,

  •
  imposing a Financial Crisis Responsibility fee on the liabilities of financial firms with over $50 billion in assets and

  •
  placing us under the jurisdiction of a proposed consumer financial protection agency.

  Changes in accounting standards may adversely impact our reported profitability and financial ratios.

        Accounting standards are subject to change and can negatively impact our reported profitability. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies." In addition to recently issued accounting guidance, the U.S. and international standard setters have a full agenda of topics they plan to review, any of which have the potential to negatively impact our reported profitability and financial ratios. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

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

        We are subject to income taxes in the United States as well as many other jurisdictions. In determining our provisions for income taxes and our accounting for tax-related matters in general, we are required to exercise judgment. We regularly make estimates where the ultimate tax determination is uncertain. The final determination of any tax audit, appeal of the decision of a taxing authority, tax litigation or similar proceedings may be materially different from that reflected in our historical financial statements. The assessment of additional taxes, interest and penalties could be materially adverse to our current and future results of operations and financial condition.

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

Applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests.

        State laws and our certificate of incorporation and by-laws may delay, defer, prevent, or render more difficult a takeover attempt that some stockholders might consider in their best interests. For instance, they may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

        State laws and our certificate of incorporation and by-laws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment, which may delay, defer or prevent a change in our control, which may not be in the best interests of our stockholders.

        The following provisions, included in our certificate of incorporation and by-laws, may also have anti-takeover effects and may delay, defer or prevent a takeover attempt that some stockholders might consider in their best interests. In particular, our certificate of incorporation and by-laws:

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

        Our stockholder rights plan may have anti-takeover effects. The stockholder rights plan is designed to protect our stockholders in the event of unsolicited offers to acquire us and other coercive takeover tactics, which, in the opinion of our Board of Directors, could impair the board's ability to represent stockholder interests. Our stockholder rights plan might render an unsolicited takeover more difficult or less likely to occur, even though such a takeover might offer our stockholders the opportunity to sell their stock at a price above the prevailing market price and may be favored by some of our stockholders.

Our financial results may be adversely impacted by global climate changes.

        Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased dramatically since the industrial revolution, resulting in a gradual increase in global average temperatures and an increase in the frequency and severity of natural disasters. These trends are expected to continue in the future and have the potential to impact nearly all sectors of the economy to varying degrees. Our initial research indicates that climate change does not pose an imminent or significant threat to our operations or business, but we will continue to monitor new developments in the future.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2009, we own 26 properties in our home office complex in Des Moines, Iowa, and in various other locations. Of these 26 properties, 12 are office buildings, 1 is a warehouse facility, 11 are parking lots and ramps, 1 is a park/green space, and 1 is a childcare center. Of the office and warehouse space, we occupy approximately 91% of the 2.7 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants or is occupied by the property management company servicing these properties. Of the parking properties there are approximately 6,875 stalls. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

Item 3.    Legal Proceedings

        Disclosure concerning material legal proceedings can be found in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Contingencies, Guarantees and Indemnifications" under the caption, "Litigation and Regulatory Contingencies," which is incorporated here by this reference.

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

        John E. Aschenbrenner, 60, was, until his retirement on December 31, 2009, President, Insurance and Financial Services of the Company and of Principal Life. Prior to that time, he served as Executive Vice President of the Company from April 2001 to December 2003, and Executive Vice President of Principal Life since January 2000. Mr. Aschenbrenner served as a director of the Principal Funds from September 1998 to September 2006.

        Daniel J. Houston, 48, who heads the U.S. Asset Accumulation and Life and Health Insurance segments of our operations, was named President, Retirement, Insurance and Financial Services of the Company and Principal Life on January 1, 2010. He was President, Retirement and Investor Services from February 2008 until January 2010 and was Executive Vice President, Retirement and Investor Services, from June 2006 to February 2008. He has served as a Senior Vice President of Principal Life since 2000.

        Ellen Z. Lamale, 56, has been Senior Vice President and Chief Risk Officer of the Company and Principal Life since May 2008. Prior to that time, she was Senior Vice President and Chief Actuary of the Company since April 2001 and of Principal Life since June 1999 and has served as the Company's chief risk officer since 2005.

        Julia M. Lawler, 50, has been Senior Vice President and Chief Investment Officer of the Company and of Principal Life since July 2002. From 2000 - 2002, she was President of the Real Estate Equity Group of Principal Global Investors, LLC. From 1999 - 2000, she was Vice President — Capital Markets.

        Terrance J. Lillis, 57, has been Senior Vice President and Chief Financial Officer of the Company and of Principal Life since August 2008 and Senior Vice President of the Company and Principal Life since May 2008. Prior to that time, he was Chief Financial Officer — Retirement and Investor Services division of Principal Life since December 2001.

        James P. McCaughan, 56, who heads the Global Asset Management segment of our operations, has been President, Global Asset Management of the Company and of Principal Life since December 2003. Prior to that time, he served as Executive Vice President and global head of asset management for the Company and Principal Life since April 2002. From 2000 - 2002, he was Chief Executive Officer of the Americas division of Credit Suisse Asset Management in New York, New York.

        Mary A. O'Keefe, 53, who heads Corporate Relations and Strategic Development, has been Senior Vice President and Chief Marketing Officer of the Company and Principal Life since February 2005, Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since January 1998.

        Gary P. Scholten, 52, has been Senior Vice President and Chief Information Officer of the Company and Principal Life since November 2002. From 1998 - 2002, he was Vice President of retail information services of Principal Life.

        Karen E. Shaff, 55, has been Executive Vice President and General Counsel of the Company and of Principal Life since February 2004. Prior thereto, she was Senior Vice President and General Counsel of the Company since April 2001, and Senior Vice President and General Counsel of Principal Life since January 2000.

        Norman R. Sorensen, 64, who heads the International Asset Management and Accumulation segment of our operations, has been President of Principal International, Inc. since 1998, Executive Vice President, International Asset Accumulation, of the Company and Principal Life since February 2008, Senior Vice President, International Asset Accumulation of the Company, since April 2001, and Senior Vice President of Principal Life since December 1998.

        Larry D. Zimpleman, 58, has been a Director of the Company and Principal Life since 2006. He has been Chairman, President and Chief Executive Officer of the Company and Principal Life since June 2009 and was President and Chief Executive Officer of the Company and Principal Life from May 2008 to June 2009. Prior thereto, he was President and Chief Operating Officer of the Company and Principal Life from 2006 to May 2008. He was President, Retirement and Investor Services of the Company and of Principal Life from December 2003 through May 2006. Mr. Zimpleman served as chairman of the board and a director of the Principal Funds from December 2001 to December 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 10, 2010, there were 445,236 stockholders of record of our common stock.

        The following table presents the high and low prices for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends
2009
First quarter	$24.80	$5.41	—
Second quarter	$24.90	$7.74	—
Third quarter	$30.87	$16.77	—
Fourth quarter	$30.07	$22.20	$0.50
2008
First quarter	$68.94	$47.23	—
Second quarter	$59.53	$41.90	—
Third quarter	$54.28	$34.80	—
Fourth quarter	$45.49	$8.78	$0.45

        We declared an annual cash dividend of $0.50 per common share on October 26, 2009, and paid such dividend on December 4, 2009, to stockholders of record on the close of business on November 13, 2009. We declared an annual cash dividend of $0.45 per common share on October 11, 2008, and paid such dividend on December 5, 2008, to stockholders of record on the close of business on November 14, 2008. Future dividend decisions will be based on and affected by a number of factors, including our operating results and financial requirements and the impact of regulatory restrictions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay us dividends.

        The following table presents the amount of our share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1, 2009 — January 31, 2009	1,697	$22.13	—	$250.0
February 1, 2009 — February 28, 2009	136,948	$16.83	—	$250.0
March 1, 2009 — March 31, 2009	67,054	$9.56	—	$250.0
April 1, 2009 — April 30, 2009	20,532	$8.63	—	$250.0
May 1, 2009 — May 31, 2009	851	$18.86	—	$250.0
June 1, 2009 — June 30, 2009	27,189	$18.94	—	$250.0
July 1, 2009 — July 31, 2009	16,482	$18.84	—	$250.0
August 1, 2009 — August 31, 2009	649	$25.09	—	$250.0
September 1, 2009 — September 30, 2009	—	$—	—	$250.0
October 1, 2009 — October 31, 2009	288	$27.28	—	$250.0
November 1, 2009 — November 30, 2009	800	$28.43	—	$250.0
December 1, 2009 — December 31, 2009	546	$25.00	—	$250.0

Total	273,036		—

(1)
Reflects the number of shares of common stock utilized to execute certain stock incentive awards in 2009.

(2)
During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. As of December 31, 2009, $250.0 million remained under the November 2007 authorization. We suspended purchases of our common stock effective October 13, 2008, under the existing share repurchase program.

Item 6.   Selected Financial Data

        The following table sets forth certain selected historical consolidated financial information. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for each of the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for the years ended December 31, 2006 and 2005 and as of December 31, 2007, 2006 and 2005 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as "Other Supplemental Data") has been prepared in accordance with U.S. GAAP.

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

	As of or for the year ended December 31,
	2009 (1)	2008 (1)	2007 (1)	2006	2005
	($ in millions, except per share data and as noted)
Income Statement Data:
Revenues:
Premiums and other considerations	$3,750.6	$4,209.2	$4,634.1	$4,305.3	$3,975.0
Fees and other revenues	2,096.0	2,426.5	2,634.7	1,902.5	1,717.8
Net investment income	3,400.8	3,994.3	3,966.5	3,622.5	3,358.2
Net realized capital gains (losses)	(398.3)	(694.1)	(328.8)	44.7	(11.2)

Total revenues	$8,849.1	$9,935.9	$10,906.5	$9,875.0	$9,039.8

Income from continuing operations, net of related income taxes	$645.7	$465.8	$864.3	$1,055.7	$907.2
Net income	$645.7	$465.8	$884.5	$1,084.6	$936.0
Earnings per Common Share Data:
Income from continuing operations, net of related income taxes, per share:
Basic	$1.98	$1.64	$3.04	$3.67	$3.03
Diluted	$1.97	$1.63	$3.01	$3.64	$3.01
Net income per share:
Basic	$1.98	$1.64	$3.12	$3.78	$3.13
Diluted	$1.97	$1.63	$3.09	$3.74	$3.11
Cash dividends per common share	$0.50	$0.45	$0.90	$0.80	$0.65
Balance Sheet Data:
Total assets	$137,759.4	$128,182.4	$154,520.2	$143,658.1	$127,035.4
Long-term debt	$1,584.6	$1,290.5	$1,398.8	$1,511.3	$855.7
Series A preferred stock	$—	$—	$—	$—	$—
Series B preferred stock	0.1	0.1	0.1	0.1	0.1
Total stockholders' equity	8,016.4	2,569.3	7,519.3	7,919.6	7,843.1
Other Supplemental Data:
AUM ($ in billions) (2)	$284.7	$247.0	$311.1	$256.9	$195.2

(1)
For a discussion of items materially affecting the comparability of 2009, 2008 and 2007, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations."

(2)
On December 31, 2006, we acquired WM Advisors, Inc. and its subsidiaries from Washington Mutual, Inc. At the date of acquisition, WM Advisors, Inc. had approximately $28.0 billion in AUM.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses our financial condition as of December 31, 2009, compared with December 31, 2008, and our consolidated results of operations for the years ended December 31, 2009, 2008 and 2007, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

  •
  Global Asset Management, which consists of our asset management operations conducted through Principal Global Investors and its affiliates, offers an extensive range of equity, fixed income and real estate investments as well as specialized overlay and advisory services to institutional investors.

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

Economic Factors and Trends

        The significant decline in the equity markets during 2008 and in early 2009, which was partially offset by positive net cash flows, led to decreases in our U.S. Asset Accumulation segment's account values and our Global Asset Management segment's AUM relative to year-end 2007. Since account values and AUM are the base by which these businesses generate profits, the decline in account values and AUM put pressure on our profits.

        In our International Asset Management and Accumulation segment, we continued to grow our business organically through our existing subsidiaries and joint ventures and through strategic acquisitions. Additionally, the global credit market disruptions, market illiquidity and foreign currency depreciation during the second half of 2008 resulted in a decrease in our International Asset Management and Accumulation segment's AUM in 2008 relative to 2007. AUM levels increased significantly during 2009 as a result of foreign currency appreciation, an increasing equity market and positive cash flows.

        In our Life and Health segment, we continue to shift the marketing emphasis of our individual life insurance business to universal life insurance products from traditional life insurance products. Our specialty benefits insurance business is experiencing a slowdown in growth relative to prior years due to a combination of lower sales and higher lapses, as well as reduced growth in salaries and the number of covered lives of our existing customers. The health insurance business is also experiencing a slowdown in growth relative to prior years due to lower sales, lapses and a reduction in the number of covered lives of our existing customers. These slowdowns are a direct reflection of the increasingly competitive marketplace and economic pressures facing our customers.

        The credit market disruptions that began in 2008 resulted in an increase in our realized capital losses, which are reflected in net income, and volatility of unrealized capital losses, which are reflected in accumulated other comprehensive income. Due to the aforementioned market conditions, we built additional liquidity in 2008 and into 2009 by increasing cash and cash equivalent holdings. During this period, new cash inflows were primarily invested in cash, short-term government-backed securities and other liquid investments. As a result of the move to increase cash holdings during the year, current yields were lower than historically experienced. Although we will continue to invest a higher percentage of our assets in more liquid investments relative to historical levels, recent market conditions have allowed us to incrementally invest in other investments that are expected to enhance investment yields.

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

Valuation and Impairment of Fixed Income Investments

        Fixed Maturities, Available-for-Sale.    Fixed maturity securities include bonds, mortgage-backed securities, redeemable preferred stock and certain non-redeemable preferred stock. We classify our fixed maturity securities as either available-for-sale or trading and, accordingly, carry them at fair value in the consolidated statements of financial position. The fair values of our public fixed maturity securities are primarily based on market prices from independent pricing services. In addition, 21% of our invested asset portfolio is invested in fixed maturity securities that are private market assets, where there are no readily available market quotes to determine the fair market value. The majority of these assets are valued using a spread pricing matrix that utilizes observable market inputs. Securities are grouped into pricing categories that vary by asset class, sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions among others. See item 8. "Financial Statements, Notes to Consolidated Financial Statements, Note 15, Fair Value of Financial Instruments" for further discussion.

        Structured investment transactions where we rely on broker quotes have been particularly impacted given the thinly traded markets (approximately 1% of the fixed maturity securities portfolio). In limited circumstances, we have used our internal models with relevant market inputs in lieu of external values, as we have determined the external quoted prices are not representative of market transactions. Less than 1% of our fixed maturity securities were valued using internal models. The internal models utilized are specific to the type of security. Each of the models use projected cash flows discounted using a rate derived from market curves and relevant risk spreads.

        A rate increase based on the combined movement of interest rates and credit spreads of 100 basis points would produce a total value of approximately $38.0 billion, as compared to the recorded amount of $39.8 billion related to our fixed maturity, available-for-sale assets held by the Principal Life general account as of December 31, 2009. Given the recent unprecedented market disruption, a 100 basis point movement in the combined portfolio rate is reasonably likely.

        Of the $6,269.9 million decrease in net unrealized losses within the U.S. fixed maturity securities portfolio for the year ended December 31, 2009, an approximate $1.9 billion net unrealized loss can be attributed to an approximate 110 basis points increase in interest rates and is more than offset by net unrealized gains related to other market factors. Of the $7,781.8 million increase in net unrealized losses for the year ended December 31, 2008, an approximate $3.1 billion net unrealized gain can be attributed to an approximate 210 basis points decrease in interest rates and is more than offset by net unrealized losses related to other market factors.

        Fixed maturities classified as available-for-sale are subject to impairment reviews. When evaluating fixed maturities for impairment, we consider relevant facts and circumstances in evaluating whether a credit or interest-related impairment is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) our intent to sell a security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. Prior to 2009, our ability and intent to hold fixed maturities for a period of time that allowed for the recovery in value was considered rather than our intent to sell those securities. When it is determined that the decline in value is other than temporary the carrying value of the security is reduced to its fair value, and a corresponding impairment loss is reported primarily in net income, with noncredit impairment losses for certain fixed maturity securities we do not intend to sell reported in OCI.

        There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security until it recovers in value. Any of these situations could result in a charge to net income in a future period. At December 31, 2009, we had $15,921.4 million in available-for-sale fixed maturity securities with gross unrealized losses totaling $3,014.6 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads. Net income would be reduced by approximately $3,014.6 million, on a pre-tax basis, if all the securities in an unrealized loss position were deemed to be other than temporarily impaired and our intent was to sell all such securities.

        Mortgage Loans.    Mortgage loans consist primarily of commercial mortgage loans on real estate. At December 31, 2009, commercial mortgage loans aggregated to $10,121.8 million. Commercial mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value and reported as mortgage loans in the statements of financial position.

        Commercial mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a loss is recognized for the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral.

        The determination of the calculation and the adequacy of the mortgage loan valuation allowance and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the mortgage loan valuation allowance and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The calculation for determining mortgage impairment amounts includes subjectivity, as it requires estimating the amounts and timing of future cash flows expected to be received on specific loans, estimating the value of the collateral and gauging changes in the economic environment in general. The total valuation allowance can be expected to increase when economic conditions worsen and decrease when economic conditions improve. For more detailed information concerning mortgage loan valuation allowances and impairments, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Mortgage Loans," and Item 8. "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Footnote 5, Investments — Commercial Mortgage Loan Valuation Allowance."

        We utilize an internally developed model to provide estimates and timing of loan losses. To assess the sensitivity of the loans to foreclosure and loss severities, the loans were stressed using a moderately severe downside scenario and a severe downside scenario. The moderately severe downside scenario stressed the portfolio to an economic state that included delinquencies increasing to the 3%-5% range, higher than average commercial property vacancies in excess of equilibrium levels and flat to minimal space absorption. The severe downside scenario assumed a two-year decline to the worst historical economic state and persistence of that state for the remaining life of each loan. Characteristics of the worst economic state include significantly above average commercial mortgage delinquencies in excess of 5%, very high commercial real estate property vacancies significantly above equilibrium levels and zero to negative space absorption. The maximum negative effect on one year pre-tax net income from use of these models was $70-80 million in the moderately severe downside scenario and $100-125 million under the severe downside scenario.

        We have a large experienced commercial real estate staff centrally located in Des Moines, which includes commercial mortgage underwriters, loan closers, loan servicers, engineers, appraisers, credit analysts, research staff, legal staff, information technology personnel and portfolio managers. Experienced commercial real estate senior management adheres to a disciplined process in reviewing all transactions for approval on a consistent basis. The typical commercial mortgage loan for us averages in the lower 50% percent loan-to-value range at origination with a net operating income coverage ratio of 2.0 times the annual debt service and is internally rated A+ on a bond equivalent basis. Based on the most recent analysis, our commercial mortgage portfolio, excluding mortgage loans held in our Global Asset

Management segment, has an overall loan-to-value ratio of 69% with a 1.8 times debt service coverage. The large equity cushion and strong debt service coverage in our commercial mortgage investments will help insulate us from stress during times of weak commercial real estate fundamentals.

Derivatives

        We primarily use derivatives to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. The fair values of over-the-counter derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. Over-the-counter derivative assets and liabilities valued using pricing valuation models represents 93.5%, on an absolute fair value basis, while the remaining 6.5% are valued using broker quotes. See Item 8. "Financial Statements, Notes to Consolidated Financial Statements, Note 15, "Fair Value of Financial Instruments" for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices, and volatility, as well as other contributing factors.

        We also issue certain annuity contracts and other insurance contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. "Financial Statements, Notes to Consolidated Financial Statements, Note 15, Fair Value of Financial Instruments" for further discussion. We include our assumption for own non-performance risk in the valuation of these embedded derivatives. As our non-performance risk increases, the fair value of the embedded derivative liabilities decreases. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $5.0 million, net of DPAC and income taxes, based on December 31, 2009, reported amounts. The use of risk margins for the valuation of embedded derivatives increases the fair value of the embedded derivative liabilities.

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

        At issue and each valuation date, we develop an estimate of the expected future gross profits. These estimated gross profits contain assumptions relating to mortality, morbidity, lapses, investment yield and expenses. As actual experience emerges, the gross profits may vary from those expected either in magnitude or timing, in which case a true-up to actual occurs as a charge or credit to current net income. In addition, we are required to revise our assumptions regarding future experience if actual experience or other evidence suggests that earlier estimates should be revised. Both actions, reflecting actual experience and changing future estimates, can change both the current amount and the future amortization pattern of the DPAC asset and related actuarial balances.

        For individual variable life insurance, individual variable annuities and group annuities which have separate account U.S. equity investment options, we utilize a mean reversion methodology (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth rate assumption used for the calculation of estimated gross profits. If actual annualized U.S. equity market performance varies from our 8% long-term assumption, we assume different performance levels over the next 30 quarters such that the mean return is equal to the long-term assumption over the mean reversion period. However, our mean reversion process generally limits assumed returns to a range of 4-12% during the mean reversion period. The 12% cap was reached during the third quarter of 2008, and the mean reversion rate has remained at the 12% cap since then. Therefore, until the mean reversion rate falls below the 12% cap, we will not adjust the equity return assumption by the amount needed to result in a mean return equal to the long-term assumption.

        Amortization Based on Premium-Paying Period.    DPAC of non-participating term life insurance and individual disability policies are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless a loss recognition event occurs. As of December 31, 2009, these policies accounted for less than 10% of our total DPAC balance.

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

        Sensitivities.    As of December 31, 2009, the net balance of DPAC and related actuarial balances, excluding balances affected by changes in other comprehensive income, was a $3,493.7 million asset. We perform sensitivity analyses to assess the impact that certain assumptions have on our DPAC and related actuarial balances. The following table shows the estimated immediate impact of various assumption changes on our DPAC and related actuarial balances.

Estimated impact to net income (1)
(in millions)
Reducing the future equity return assumption by 1%	$(8.2)
Reducing the future general account net investment return assumption by 0.5% (2)	$(68.6)
Removing the mean reversion methodology from the estimated gross profit calculation	$(15.6)
A one-time, 10% drop in equity market values	$(10.7)
Increasing all future lapse rate assumptions by 10% of the baseline assumption (3)	$(26.3)

(1)
Reflects the net impact of changes to the DPAC asset, sales inducement asset, unearned revenue liability, reinsurance asset or liability, PVFP and additional benefit reserves.

(2)
Net investment return represents net investment income plus net realized capital gains (losses).

(3)
This calculation reflects an increase in lapse rates only for products where increasing the lapse rate leads to a net write-down of the DPAC asset and related actuarial balances. Lapse rates were left unchanged for those products where an increase in lapse rates would lead to a net write-up of the DPAC asset and related actuarial balances.

Goodwill and Other Intangible Assets

        Goodwill and other intangibles include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and intangible assets with indefinite lives are not amortized. Rather, they are tested for impairment on an annual basis during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The process of evaluating goodwill and other intangibles with indefinite lives for impairment requires several judgments and assumptions to be made to determine the fair value, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market-based assumptions. See Item 8. "Financial Statements, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies" for further discussion.

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

        Despite the challenging economic environment, we did not recognize a material impairment in our 2009 consolidated statement of operations. Investment management contracts acquired in our 2006 purchase of WM Advisors, Inc. are considered an indefinite life intangible and are the most material intangible asset included in our 2009 consolidated statement of financial position with a carrying value of $608.0 million. Positive net cash flows and expected future flows combined with significantly lower than expected expenses more than offset lower than expected market returns on the underlying assets acquired. As a result, the fair value of this intangible asset as of December 31, 2009, was in excess of its carrying value. Although we did not recognize a material impairment in our 2009 consolidated statement of operations, we cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $386.4 million and $851.7 million as of December 31, 2009, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, further declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers. Additional information about impairments is described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3, Goodwill and Other Intangible Assets."

Insurance Reserves

        Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to or on behalf of our policyholders. U.S. GAAP, allowing for some degree of managerial judgment, prescribes the methods of establishing reserves.

        Future policy benefits and claims include reserves for individual traditional and group life insurance, accident and health insurance and individual and group annuities that provide periodic income payments, which are computed using assumptions of mortality, morbidity, lapse, investment performance and expense. These assumptions are based on our experience and are periodically reviewed against industry standards to ensure actuarial credibility. For long duration insurance contracts, once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy. However, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves may also be established for short duration contracts to provide for expected future losses. Our reserve levels are reviewed throughout the year using internal analysis including, among other things, experience studies, claim development analysis and annual statutory asset adequacy analysis. To the extent experience indicates potential loss recognition, we recognize losses on certain lines of business. The ultimate accuracy of the assumptions on these long-tailed insurance products cannot be determined until the obligation of the entire block of business on which the assumptions were made is extinguished. Short-term variances of actual results from the assumptions used in the computation of the reserves are reflected in current period net income and can impact quarter-to-quarter net income.

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

        The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve. For 2009 year-end, this yield curve was the Mercer Yield Curve, while for 2008 we utilized the Citigroup Pension Discount Curve. We changed curves based on research which indicated that the Mercer curve better reflects the market and discount rate requirements under U.S. GAAP accounting guidelines. For 2009 year-end, we set the discount rate at 6.00%, the same rate used for 2008 year-end. A 0.25% decrease in the discount rate would increase pension benefits Projected Benefit Obligation and the 2010 Net Periodic Pension Cost ("NPPC") by approximately $66.9 million and $9.5 million, respectively. A 0.25% decrease in the discount rate would increase other postretirement benefits Accumulated Postretirement Benefit Obligation and the 2010 Net Periodic Benefit Cost ("NPBC") by approximately $12.0 million and $1.3 million, respectively. A 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with those noted above.

        The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy and the tax structure of the trusts. For the 2009 NPPC and 2009 NPBC, an 8.00% and 7.30% weighted average long-term rate of return was used, respectively. For the 2010 NPPC and 2010 NPBC, an 8.00% and 7.30% weighted average long-term rate of return assumption will be used, respectively. A 0.25% decrease in the assumed long-term rate of return would increase 2010 NPPC by approximately $3.1 million and the 2010 NPBC by approximately $1.0 million. A 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2009.

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

        Prior service costs are amortized on a weighted average basis over approximately 5 years for both pension and other postretirement benefit costs.

        See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Employee and Agent Benefits."

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

        We had $243.6 million and $226.2 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2009 and 2008, respectively. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

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

        Discontinued Operations.    For divestitures that qualify for discontinued operations treatment, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2, Discontinued Operations."

Other

        Senior Note Issuance.    On May 18, 2009, we issued $750.0 million of senior notes. We issued a $400.0 million series of notes that bear interest at 7.875% and will mature on May 15, 2014, and a $350.0 million series of notes that bear interest at 8.875% and will mature on May 15, 2019. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2009. The proceeds were primarily used to refinance $440.9 million of notes that matured on August 15, 2009, with the remaining proceeds being used for general corporate purposes.

        Common Stock Issuance.    On May 11, 2009, we issued 58.2 million shares of common stock at a price of $19.75 per share. Net proceeds from the issuance were $1,109.1 million. The proceeds from this offering will be used for general corporate purposes.

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

        As a result of our decision to terminate our commercial mortgage securities issuance operation, amounts previously included in our Global Asset Management segment operating earnings related to our commercial mortgage securities issuance operation have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. Our commercial mortgage securities issuance operation had operating revenues of $(0.5) million, $(32.2) million and $30.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, and after-tax operating earnings (losses) of $(0.7) million, $(28.1) million and $5.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        Reinsurance Subsidiaries.    In December 2008, Principal Life established a wholly owned insurance subsidiary, Principal Life Insurance Company of Iowa II, which was redomesticated to Delaware in 2009 and renamed to Principal Reinsurance Company of Delaware. This subsidiary reinsures a portion of our universal life "secondary" or "no-lapse" guarantee provisions as well as our current term product, through an intercompany reinsurance agreement with Principal Life. The reinsurance agreement, which is guaranteed by PFG, allows us to redeploy capital for other general corporate purposes.

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

        Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations. Our consolidated income from continuing operations was negatively impacted $19.6 million for the year ended December 31, 2009, and positively impacted $6.1 million and $5.9 million for the years ended December 31, 2008 and 2007, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates for our foreign operations. For a discussion of our approaches to foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

Effects of Inflation

        We do not believe that the impact of inflation has had a material effect on our annual consolidated results of operations over the past three years. However, we may be materially affected by inflation in the future. For further discussion on inflation, see Item 1A. "Risk Factors — Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the future."

Stock-Based Compensation Plans

        For information related to our Stock-Based Compensation Plans, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Stock-Based Compensation Plans."

Defined Benefit Pension Expense

        The 2009 annual defined benefit pension expense for substantially all of our employees and certain agents was $157.6 million pre-tax, which was a $145.3 million increase from the 2008 pre-tax pension expense of $12.3 million. This increase was primarily due to much lower than expected returns on plan assets and a decrease in our discount rate. The expected long-term return on plan assets assumption was lowered from 8.25% to 8.00% based on a review of this assumption during 2008. The discount rate used to develop the 2009 expense was lowered to 6.0%, down from the 6.3% discount rate used to develop the 2008 expense.

        The 2010 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $110.4 million pre-tax, which is a $47.2 million decrease from the 2009 pre-tax pension expense of $157.6 million. This decrease is primarily due to actual asset returns in 2009 that were higher than expected asset returns. The expected long-term return on plan assets assumption remained at 8.0%. The discount rate used to develop the 2010 expense remained at the same 6.0% rate used to develop the 2009 expense.

Recent Accounting Changes

        For recent accounting changes, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies."

Results of Operations

        The following table presents summary consolidated financial information for the years indicated:

				Increase (decrease)
	For the year ended December 31,
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
	(in millions)
Revenues:
Premiums and other considerations	$3,750.6	$4,209.2	$4,634.1	$(458.6)	$(424.9)
Fees and other revenues	2,096.0	2,426.5	2,634.7	(330.5)	(208.2)
Net investment income	3,400.8	3,994.3	3,966.5	(593.5)	27.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	54.9	(214.8)	(14.7)	269.7	(200.1)
Total other-than-temporary impairment losses on available-for-sale securities	(714.1)	(479.3)	(314.1)	(234.8)	(165.2)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	260.9	—	—	260.9	—

Net impairment losses on available-for-sale securities	(453.2)	(479.3)	(314.1)	26.1	(165.2)

Net realized capital losses	(398.3)	(694.1)	(328.8)	295.8	(365.3)

Total revenues	8,849.1	9,935.9	10,906.5	(1,086.8)	(970.6)
Expenses:
Benefits, claims and settlement expenses	5,334.5	6,219.9	6,435.3	(885.4)	(215.4)
Dividends to policyholders	242.2	267.3	293.8	(25.1)	(26.5)
Operating expenses	2,526.6	2,987.4	3,105.0	(460.8)	(117.6)

Total expenses	8,103.3	9,474.6	9,834.1	(1,371.3)	(359.5)

Income from continuing operations before income taxes	745.8	461.3	1,072.4	284.5	(611.1)
Income taxes (benefits)	100.1	(4.5)	208.1	104.6	(212.6)

Income from continuing operations, net of related income taxes	645.7	465.8	864.3	179.9	(398.5)
Income from discontinued operations, net of related income taxes	—	—	20.2	—	(20.2)

Net income	645.7	465.8	884.5	179.9	(418.7)
Net income attributable to noncontrolling interest	23.0	7.7	24.2	15.3	(16.5)

Net income attributable to Principal Financial Group, Inc.	622.7	458.1	860.3	164.6	(402.2)
Preferred stock dividends	33.0	33.0	33.0	—	—

Net income available to common stockholders	$589.7	$425.1	$827.3	$164.6	$(402.2)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

  Net Income Available to Common Stockholders

        Due to the challenging economic environment, our revenues have decreased while our employee defined benefit pension and other postretirement benefit costs have increased relative to 2008. In order to minimize the impact to net income available to common stockholders, we have undertaken extensive company-wide expense savings initiatives to better align our expenses with the declining revenue base.

        Net income available to common stockholders increased primarily due to a $211.5 million after-tax decrease in net realized capital losses. The change in net realized capital losses was primarily driven by mark to market gains versus losses on fixed maturity and equity securities classified as trading and higher gains on sales of fixed maturity securities. Partially offsetting this increase were lower earnings in our Global Asset Management segment primarily due to the severe downturn in the global financial markets in 2008, which has led to a significant reduction in AUM and revenues.

  Total Revenues

        U.S. Asset Accumulation segment premiums decreased $276.0 million primarily due to a decrease in sales of annuities with life contingencies within our individual annuities and full service payout businesses. In addition, premiums decreased $218.9 million for the Life and Health Insurance segment primarily due to a reduction in average covered medical members in our health insurance business and a decline in traditional life insurance premiums.

        Fees decreased $208.8 million for our U.S. Asset Accumulation segment resulting from an equity market-driven decrease in average account values in 2009 compared to 2008. Fees also decreased $153.6 million for our Global Asset Management segment due to a decrease in AUM as a result of declining market conditions as well as the 2009 sale of certain asset management contracts within Post Advisory Group, LLC.

        Net investment income decreased primarily due to lower inflation-based investment returns related to deflation in Chile during 2009, lower yields on floating rate investments supporting floating rate liabilities, and a decrease in average invested assets. For additional information, see "Investments — Investment Results."

        Net realized capital gains (losses) can be volatile due to mark to market adjustments of certain invested assets, other than temporary impairments of invested assets and our decision to sell invested assets. Net realized capital losses decreased primarily due to mark to market gains versus losses on fixed maturity and equity securities classified as trading and higher gains on sales of fixed maturity securities. For additional information, see "Investments — Investment Results."

  Total Expenses

        Benefits, claims and settlement expenses decreased $538.1 million for the U.S. Asset Accumulation segment, primarily due to a decrease in our investment only business resulting from our decision to scale back this business and lower variable crediting rates. Also contributing to the decline within the segment was a decrease in the change in reserves resulting from lower sales of annuities with life contingencies in our full service payout and individual annuities businesses. In addition, benefits, claims and settlement expenses decreased $257.4 million for the International Asset Management and Accumulation segment, primarily due to lower interest crediting rates to customers in Chile, which were impacted by deflation, and the weakening of the Chilean peso against the U.S. dollar.

        Despite a $177.0 million increase in employee defined benefit pension and other postretirement benefit costs, operating expenses (excluding the impacts of DPAC and commissions) for our organization have decreased as a result of company-wide expense savings initiatives. U.S. Asset Accumulation operating expenses decreased $358.5 million, primarily due to a decrease in DPAC amortization related to favorable true-up impacts from equity markets in 2009 compared to unfavorable true-up impacts from equity markets in 2008. In addition, lower commission expense and fees paid to advisors stemming from a decrease in average account values in our Principal Funds business contributed to a decline in segment operating expenses. Furthermore, operating expenses decreased $146.6 million for the Life and Health Insurance segment, primarily due to lower DPAC amortization and lower non-deferred sales-related expenses in our individual life insurance business.

  Income Taxes

        The effective income tax rates were 13% and -1% for the years ended December 31, 2009 and 2008, respectively. The effective income tax rate for the year ended December 31, 2009, was lower than the U.S. corporate income tax rate of 35% ("U.S. statutory rate") primarily due to income tax deductions allowed for corporate dividends received, taxes on our share of earnings generated from equity method investments reflected in net investment income and interest exclusion from taxable income. The effective income tax rate for the year ended December 31, 2008, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, interest exclusion from taxable income and additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate. The effective income tax rate increased to 13% from -1% for the years ended December 31, 2009 and 2008, respectively, primarily due to a decrease in our net realized capital losses with no proportionate change in permanent items and additional U.S. foreign tax credits reflected in 2008 resulting from the Brazilian tax rate increase. The net increase in deferred tax liabilities associated with the 2008 enacted Brazilian income tax rate is reflected in net investment income because the equity method of accounting is applied to our Brazilian operations; however, the benefit from additional U.S. foreign tax credits is reflected in income tax expense.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

  Net Income Available to Common Stockholders

        Net income available to common stockholders decreased primarily due to a $248.4 million after-tax increase in net realized capital losses. The change in net realized capital losses was primarily driven by higher impairments, net of recoveries from sales, on fixed maturity securities and mark to market losses versus gains on fixed maturity and equity securities classified as trading. In addition, earnings for the U.S. Asset Accumulation segment decreased primarily due to a decline in account values in our full service accumulation business stemming from poor equity markets in 2008 and shifts in the mix of business.

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

        Fees decreased $244.9 million for our U.S. Asset Accumulation segment due to a decline in average account values stemming from poor equity markets in 2008 and shifts in the mix of business.

        Net investment income increased primarily due to a higher average invested asset balance and higher inflation-based investment returns on fixed maturities in Chile during 2008. This increase was partially offset by lower yields on floating rate investments supporting floating rate policyholder liabilities as well as an increased allocation to lower yielding cash and cash equivalent holdings in 2008. For additional information, see "Investments — Investment Results."

        Net realized capital gains (losses) can be volatile due to mark to market adjustments of certain invested assets, other than temporary impairments of invested assets, and our decision to sell appreciated invested assets. Net realized capital losses increased primarily due to higher impairments, net of recoveries from sales, on fixed maturity securities and mark to market losses versus gains on fixed maturity and equity securities classified as trading. For additional information, see "Investments — Investment Results."

  Total Expenses

        Benefits, claims and settlement expenses decreased $189.6 million for the Life and Health Insurance segment, primarily due to a decrease in average covered medical members in our health insurance business.

        Operating expenses decreased $83.2 million for the Corporate segment, primarily due to a decline in amounts credited to employee accounts in a nonqualified defined contribution pension plan, which was offset by a corresponding reduction in net realized capital gains related to the assets backing this nonqualified plan. In addition, U.S. Asset Accumulation operating expenses decreased $69.8 million, primarily due to a comprehensive assumption study in our full service accumulation business that was completed during the third quarter of 2007, which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of previously deferred expenses in 2007.

  Income Taxes

        The effective income tax rates were -1% and 19% for the years ended December 31, 2008 and 2007, respectively. The effective income tax rate for the year ended December 31, 2008, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, interest exclusion from taxable income and additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate. The effective income tax rate for the year ended December 31, 2007, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income. The effective income tax rate decreased to -1% from 19% for the years ended December 31, 2008 and 2007, respectively, primarily due to an increase in our net realized capital losses with no proportionate change in permanent items, additional U.S. foreign tax credits resulting from the Brazilian tax rate increase and tax refinements made in 2007 related to prior years. The net increase in deferred tax liabilities associated with the 2008 enacted Brazilian income tax rate is reflected in net investment income because the equity method of accounting is applied to our Brazilian operations; however, the benefit from additional U.S. foreign tax credits is reflected in income tax expense.

Results of Operations by Segment

        For results of operations by segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 17, Segment Information."

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

        The following table presents the U.S. Asset Accumulation account value rollforward for the years indicated:

	For the year ended December 31,
	2009	2008	2007
	(in billions)
Account values, beginning of period	$146.1	$180.8	$163.3
Net cash flow (1)	(3.4)	5.0	6.7
Credited investment performance	22.3	(37.6)	10.3
Other	(1.1)	(2.1)	0.5

Account values, end of period	$163.9	$146.1	$180.8

(1)
Includes net cash flow of $(5.2) billion for the year ended December 31, 2009, resulting from the decision to scale back our investment only business.

U.S. Asset Accumulation Segment Summary Financial Data

        The following table presents certain summary financial data relating to the U.S. Asset Accumulation segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
	(in millions)
Operating revenues:
Premiums and other considerations	$247.2	$523.2	$710.8	$(276.0)	$(187.6)
Fees and other revenues	1,243.9	1,455.1	1,691.4	(211.2)	(236.3)
Net investment income	2,550.4	2,820.1	2,748.0	(269.7)	72.1

Total operating revenues	4,041.5	4,798.4	5,150.2	(756.9)	(351.8)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	2,217.5	2,711.5	2,812.6	(494.0)	(101.1)
Operating expenses	1,169.4	1,417.2	1,510.1	(247.8)	(92.9)

Total expenses	3,386.9	4,128.7	4,322.7	(741.8)	(194.0)

Operating earnings before income taxes	654.6	669.7	827.5	(15.1)	(157.8)
Income taxes	144.2	138.2	171.7	6.0	(33.5)
Operating earnings attributable to noncontrolling interest	—	0.2	—	(0.2)	0.2

Operating earnings	$510.4	$531.3	$655.8	$(20.9)	$(124.5)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

  Operating Earnings

        Operating earnings in our investment only and full service payout businesses decreased $38.6 million and $18.5 million, respectively, primarily due to a decrease in spread between net investment income and interest credited to policyholders. In addition, operating earnings in our full service accumulation business decreased $13.5 million primarily due to lower fee income resulting from an equity market driven decrease in average account values in 2009 compared to 2008 and an increase in employee defined benefit pension and other postretirement benefit costs. The decline in our full service accumulation business was partially offset by a decrease in DPAC amortization related to favorable true-up impacts from equity markets in 2009 compared to unfavorable true-up impacts from equity markets in 2008. Partially offsetting the decrease in segment operating earnings was a $47.0 million increase in our individual annuities business primarily due to a decrease in DPAC amortization related to favorable true-up impacts from equity markets in 2009 compared to unfavorable true-up impacts from equity markets in 2008.

  Operating Revenues

        Premiums decreased $170.1 million in our individual annuities business primarily due to a decrease in sales of annuities with life contingencies resulting from increasing competition. Premiums in our full service payout business decreased $105.9 million primarily due to a decrease in sales of single premium group annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.

        Fees in our full service accumulation business decreased $106.0 million primarily resulting from an equity market-driven decrease in average account values in 2009 compared to 2008 and shifts in the mix of business. Fees in our Principal Funds business decreased $97.7 million primarily due to a decline in distribution income and management fee income resulting from an equity market-driven decrease in average account values in 2009 compared to 2008.

        Net investment income decreased primarily due to lower investment returns on invested assets and cash related to our more liquid investment strategy for the segment.

  Total Expenses

        Benefits, claims and settlement expenses decreased $282.3 million in our investment only business primarily due to our decision to scale back this business and lower variable crediting rates. In addition, our full service payout business benefits, claims and settlement expenses decreased $106.1 million primarily due to a decrease in the change in reserves resulting from lower sales of annuities with life contingencies. Furthermore, benefits, claims and settlement expenses decreased $96.9 million in our individual annuities business primarily due to a decrease in the change in reserves resulting from lower sales of annuities with life contingencies, partially offset by an increase in interest credited and an increase in benefit expense related to a growing block of fixed annuities.

        Operating expenses in our full service accumulation business decreased $104.2 million primarily due to a decrease in DPAC amortization related to favorable true-up impacts from equity markets in 2009 compared to unfavorable true-up impacts from equity markets in 2008, which was partially offset by an increase in employee defined benefit pension and other postretirement benefit costs. To a lesser extent, a decrease in expenses due to expense savings initiatives and lower fees paid to advisors, which resulted from a decrease in average account values, contributed to the decline in operating expenses in our full service accumulation business. In addition, operating expenses within Principal Funds decreased $87.5 million primarily due to lower commission expense and fees paid to advisors resulting from a decrease in average account values. Furthermore, operating expenses in our individual annuities business decreased $46.3 million primarily due to a decrease in DPAC amortization related to favorable true-up impacts from equity markets in 2009 compared to unfavorable true-up impacts from equity markets in 2008. Also, to a lesser extent, a decrease in non-deferred commission expense resulting from a decline in sales of annuities with life contingencies contributed to the decrease in operating expenses within our individual annuities business.

  Income Taxes

        The effective income tax rates for the segment were 22% and 21% for the years ended December 31, 2009 and 2008, respectively. The effective income tax rate was lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

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

Global Asset Management Segment

Global Asset Management Trends

        We have experienced success in winning institutional asset management mandates and expect to see continued growth in this area. Our overall AUM increased $15.3 billion in 2009 primarily due to improved market performance despite investors' lingering concerns about market volatility.

        The following table provides a summary of Global Asset Management's affiliated and third-party AUM as of December 31, 2009, 2008 and 2007:

	Principal Global Investors
As of	Affiliated AUM	Third-party AUM	Total AUM
	(in billions)
December 31, 2009	$131.5	$73.8	$205.3
December 31, 2008	119.7	70.3	190.0
December 31, 2007	148.7	87.3	236.0

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

        The following table presents the AUM rollforward for assets managed by Global Asset Management for the years indicated:

	For the year ended December 31,
	2009	2008	2007
	(in billions)
AUM, beginning of period	$190.0	$236.0	$191.4
Net cash flow (1)	(7.7)	3.3	15.8
Investment performance	28.5	(46.0)	12.5
Operations acquired (2)	—	—	13.7
Operations disposed (3)	(3.8)	—	—
Other	(1.7)	(3.3)	2.6

AUM, end of period	$205.3	$190.0	$236.0

(1)
Includes net cash flow of $(5.2) billion for the year ended December 31, 2009, resulting from the U.S. Asset Accumulation segment's decision to scale back its investment only business.

(2)
Includes acquisition of Morley Financial Services in 2007.

(3)
Includes disposition of certain asset management contracts within Post Advisory Group, LLC in 2009.

        The following table presents certain summary financial data relating to the Global Asset Management segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
	(in millions)
Operating revenues:
Fees and other revenues	$429.2	$577.3	$536.8	$(148.1)	$40.5
Net investment income	10.2	21.2	36.1	(11.0)	(14.9)

Total operating revenues	439.4	598.5	572.9	(159.1)	25.6
Expenses:
Total expenses	375.6	442.9	402.7	(67.3)	40.2

Operating earnings before income taxes	63.8	155.6	170.2	(91.8)	(14.6)
Income taxes	21.0	50.9	55.7	(29.9)	(4.8)
Operating earnings attributable to noncontrolling interest	4.6	10.3	11.7	(5.7)	(1.4)

Operating earnings	$38.2	$94.4	$102.8	$(56.2)	$(8.4)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

  Operating Earnings

        Operating earnings decreased primarily due to a decline in performance fee revenues. In addition, the severe downturn in global financial markets in the latter half of 2008 has led to a significant reduction in our AUM and revenues relative to early 2008 levels and thus a reduction in operating earnings. Additionally, we sold certain asset management contracts to a non-affiliated entity in the first quarter of 2009, resulting in lower fee revenues. These declines were offset in part by a series of expense management initiatives, which have been undertaken in response to the market downturn.

  Operating Revenues

        Fees decreased primarily due to a decrease in AUM as well as the 2009 sale of certain asset management contracts within Post Advisory Group, LLC. In addition, a performance fee was earned in the fourth quarter of 2008 related to performance delivered over the previous five years, with no corresponding fee earned in 2009. Borrower fees and real estate transaction fees decreased due to a decline in real estate activity.

        Net investment income decreased as a result of lower investment income earned on our loan portfolio and a decline in the interest rate environment.

  Total Expenses

        Total expenses decreased due to lower staff related costs resulting from lower head count, lower incentive compensation paid on performance fees due to a decrease in fees received in 2009 compared to 2008 and other expense management initiatives.

  Income Taxes

        The effective income tax rate for the segment was 33% for both the years ended December 31, 2009 and 2008. The effective income tax rate was lower than the U.S. statutory rate, primarily due to inclusion of income attributable to noncontrolling interest in pre-tax operating earnings with no corresponding change in income taxes reported by us as the controlling interest.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

  Operating Earnings

        Operating earnings decreased as a result of lower investment income and loan volumes in 2008 compared to 2007. In addition, operating earnings decreased due to a decline in borrower fees and transaction fees as a result of lower real estate activity. Offsetting these decreases was an increase in management and performance fee revenues.

  Operating Revenues

        Fees increased due to higher management fees and performance fees despite the adverse market conditions, which have dampened our overall growth. In addition to the acquisition of Morley Financial Services, we continued to see growth in management fees from our fixed income and equity lines of business; however, borrower fees and transaction fees have decreased due to lower real estate activity in 2008 compared to 2007.

        Net investment income decreased as a result of lower investment income earned on our loan portfolio and a decline in the interest rate environment.

  Total Expenses

        Total expenses increased due to growth in staff related costs, primarily as a result of incentive compensation paid on performance fees received during the fourth quarter of 2008, as well as the acquisition of Morley Financial Services in the third quarter of 2007.

  Income Taxes

        The effective income tax rate for the segment was 33% for both the years ended December 31, 2008 and 2007. The effective income tax rate was lower than the U.S. statutory rate, primarily due to inclusion of income attributable to noncontrolling interest in pre-tax operating earnings with no corresponding change in income taxes reported by us as the controlling interest.

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

International Asset Management and Accumulation Segment Summary Financial Data

        AUM is a key indicator of earnings growth for the segment, as AUM is the base by which we can generate local currency profits. Net cash flow and market performance are the two main drivers of local currency AUM growth. Net cash flow reflects our ability to attract and retain client deposits. Market performance reflects the investment returns on our underlying AUM. The percentage growth in the earnings of our International Asset Management and Accumulation segment will generally track with the percentage growth in AUM. This trend may vary due to changes in business and/or product mix. Our financial results are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the countries in which we have business. AUM of our foreign subsidiaries are translated into U.S. dollar equivalents at the year-end spot foreign exchange rates. Revenue and expenses for our foreign subsidiaries are translated into U.S. dollar equivalents at the average foreign exchange rates for the year.

        The following table presents the International Asset Management and Accumulation AUM rollforward for the years indicated:

	For the year ended December 31,
	2009	2008	2007
	(in billions)
AUM, beginning of period	$23.1	$28.7	$19.1
Net cash flow	3.2	1.0	2.1
Investment performance	4.0	(1.6)	3.0
Effect of exchange rates	4.5	(5.0)	2.3
Other (1)	(0.2)	—	2.2

AUM, end of period	$34.6	$23.1	$28.7

(1)
Includes $2.2 billion in 2007 from our SBB acquisition in Malaysia.

        The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
	(in millions)
Operating revenues:
Premiums and other considerations	$239.1	$204.1	$246.4	$35.0	$(42.3)
Fees and other revenues	116.0	123.1	136.4	(7.1)	(13.3)
Net investment income	207.0	521.8	413.5	(314.8)	108.3

Total operating revenues	562.1	849.0	796.3	(286.9)	52.7
Expenses:
Benefits, claims and settlement expenses	327.6	586.6	526.7	(259.0)	59.9
Operating expenses	115.2	152.5	140.4	(37.3)	12.1

Total expenses	442.8	739.1	667.1	(296.3)	72.0

Operating earnings before income taxes	119.3	109.9	129.2	9.4	(19.3)
Income taxes (benefits)	0.5	(14.5)	17.5	15.0	(32.0)
Operating earnings (loss) attributable to noncontrolling interest	(0.1)	(1.9)	1.0	1.8	(2.9)

Operating earnings	$118.9	$126.3	$110.7	$(7.4)	$15.6

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

  Operating Earnings

        Operating earnings decreased primarily due to lower investment returns on assets not backing segment insurance products as a result of deflation in Chile during 2009 coupled with weakening currencies in Latin America. These decreases were partially offset by increased earnings in our equity method investment in Brazil as a result of higher fee revenues and realized investment gains coupled with expense savings initiatives for the segment in 2009.

  Operating Revenues

        Premiums in Chile increased $35.3 million primarily due to higher sales of single premium annuities with life contingencies in the first half of 2009, which was partially offset by the weakening of the Chilean peso against the U.S. dollar.

        Fees and other revenues in Mexico decreased $8.2 million primarily due to the weakening of the Mexican peso against the U.S. dollar, which was partially offset by higher investment management fees driven by higher AUM.

        Net investment income decreased in Chile primarily due to lower inflation-based investment returns on average invested assets and cash as a result of deflation in 2009 and the weakening of the Chilean peso against the U.S. dollar.

  Total Expenses

        Benefits, claims and settlement expenses decreased $247.3 million in Chile, primarily due to lower inflation-based interest crediting rates to customers, and the weakening of the Chilean peso against the U.S. dollar.

        Operating expenses decreased primarily due to expense savings efforts in 2009, the weakening of the Latin America currency against the U.S. dollar, a reduction in fund expenses passed to our asset management company in India and lower PVFP and DPAC amortization resulting from net unlocking and true-up adjustments in Mexico.

  Income Taxes

        The effective income tax rates for the segment were 0% and -13% for the years ended December 31, 2009 and 2008, respectively. The effective income tax rate for the year ended December 31, 2009, was lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from our equity method investments that are included in net investment income and the lower tax rates of foreign jurisdictions. The effective income tax rate for the year ended December 31, 2008, was lower than the U.S. statutory rate primarily due to additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate, taxes on our share of earnings generated from our equity method investments being reflected in net investment income and the lower tax rates of foreign jurisdictions. The net increase in deferred tax liabilities associated with the 2008 enacted Brazilian income tax rate is reflected in net investment income because the equity method of accounting is applied to our Brazilian operations; however, the benefit from additional U.S. foreign tax credits is reflected in income tax expense, the result of which was a decrease to the effective income tax rate.

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

        Net investment income increased in Chile primarily due to higher inflation-based investment returns on average invested assets and cash.

  Total Expenses

        Benefits, claims and settlement expenses increased $54.4 million in Chile, primarily due to higher inflation-based interest crediting rates to customers in 2008, which was partially offset by a lower change in reserve expense associated with decreased sales of single premium annuities with life contingencies.

        Operating expenses in Mexico increased $13.8 million primarily due lower DPAC and PVFP amortization resulting from net unlocking and true-up adjustments in 2007 related to enacted legislation. This increase in operating expenses was partially offset by lower compensation costs for our corporate headquarters.

  Income Taxes

        The effective income tax rates for the segment were -13% and 14% for the years ended December 31, 2008 and 2007, respectively. The effective income tax rate for the year ended December 31, 2008, was lower than the U.S. statutory rate primarily due to additional U.S. foreign tax credits resulting from the second quarter 2008 enactment of legislation to increase the Brazilian tax rate, taxes on our share of earnings generated from our equity method investments being reflected in net investment income, and the lower tax rates of foreign jurisdictions. The net increase in deferred tax liabilities associated with the 2008 enacted Brazilian income tax rate is reflected in net investment income because the equity method of accounting is applied to our Brazilian operations; however, the benefit from additional U.S. foreign tax credits is reflected in income tax expense, the result of which was a decrease to the effective income tax rate. The effective income tax rate for the year ended December 31, 2007, was lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from our equity method investments being reflected in net investment income and the lower tax rates of foreign jurisdictions.

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

        The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the years indicated:

	Universal and variable universal life insurance	Traditional life insurance
For the year ended	Fee revenues	Premiums
	(in millions)
December 31, 2009	$354.4	$557.3
December 31, 2008	338.8	591.7
December 31, 2007	282.6	611.7

Health Insurance Trends

        We have experienced lower premium revenue as increases in premium per member have been more than offset by a decrease in average covered medical members.

        Our health insurance premium and fees were as follows for the years indicated:

	Premium and fees
For the year ended	Group medical insurance	Fee-for-service
	(in millions)
December 31, 2009	$1,485.5	$129.5
December 31, 2008	1,617.0	143.0
December 31, 2007	1,808.7	167.3

        Our covered medical members were as follows for the years indicated:

	Covered medical members
As of	Group medical insurance	Fee-for-service
	(in thousands)
December 31, 2009	380.8	458.2
December 31, 2008	449.3	543.9
December 31, 2007	566.1	669.2

Specialty Benefits Insurance Trends

        Premium and fee growth for the individual disability line of our specialty benefits insurance business is being driven by solid sales and retention. The group lines, however, are experiencing a decline between 2008 and 2009 due to decreases in membership of existing employer customers, as well as slightly lower sales and higher lapses as we maintain pricing discipline in a very competitive environment.

        The following table provides a summary of our specialty benefits insurance premium and fees for the years indicated:

	Premium and fees
For the year ended	Group dental and vision insurance	Group life insurance	Group disability insurance	Individual disability insurance
	(in millions)
December 31, 2009	$539.9	$333.2	$290.8	$181.6
December 31, 2008	557.3	348.2	303.5	172.6
December 31, 2007	541.0	344.2	304.6	160.0

Life and Health Insurance Segment Summary Financial Data

        There are several key indicators for earnings growth in our Life and Health Insurance business. The ability of our distribution channels to generate new sales and retain existing business drives growth in our block of business, premium revenue and fee revenues. Our earnings growth also depends on our ability to price our products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring and administering those products. Factors impacting pricing decisions include competitive conditions, persistency, our ability to assess and manage trends in mortality and morbidity and our ability to manage operating expenses.

        The following table presents certain summary financial data relating to the Life and Health Insurance segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
	(in millions)
Operating revenues:
Premiums and other considerations	$3,257.2	$3,476.1	$3,671.6	$(218.9)	$(195.5)
Fees and other revenues	530.2	528.9	495.4	1.3	33.5
Net investment income	660.5	677.0	690.1	(16.5)	(13.1)

Total operating revenues	4,447.9	4,682.0	4,857.1	(234.1)	(175.1)
Expenses:
Benefits, claims and settlement expenses	2,838.7	2,909.0	3,110.2	(70.3)	(201.2)
Dividends to policyholders	239.4	265.7	290.1	(26.3)	(24.4)
Operating expenses	1,009.3	1,104.7	1,129.5	(95.4)	(24.8)

Total expenses	4,087.4	4,279.4	4,529.8	(192.0)	(250.4)

Operating earnings before income taxes	360.5	402.6	327.3	(42.1)	75.3
Income taxes	118.2	132.2	106.2	(14.0)	26.0

Operating earnings	$242.3	$270.4	$221.1	$(28.1)	$49.3

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

  Operating Earnings

        Operating earnings in our health insurance business decreased $24.2 million primarily due to higher claim costs and a decrease in average covered medical members due to lower sales, lapses and a reduction in the number of covered lives of our existing customers resulting from the adverse economic environment. Health insurance operating earnings also decreased due to an increase in employee defined benefit pension and other postretirement benefit costs. Operating earnings in our specialty benefits insurance business decreased $19.9 million, primarily due to an increase in employee defined benefit pension and other postretirement benefit costs and the adverse impacts of the economic environment on investment income and premium growth. In addition, this decrease was due to a favorable change in reserve assumptions related to our individual disability business in the prior period, with no comparable change in the current period. Partially offsetting the decreases in operating earnings was a $16.0 million increase in our individual life insurance business due to lower DPAC amortization related to favorable true-up impacts from equity markets in 2009 compared to unfavorable true-up impacts from equity markets in 2008 and lower non-deferred sales-related expenses.

  Operating Revenues

        Premiums decreased $129.2 million in our health insurance business, primarily due to a reduction in average covered medical members, which was partially offset by an increase in premium per member. Premiums decreased $54.7 million in our individual life insurance business primarily due to the expected continued decline from the decreasing block of traditional life insurance business and an increase in reinsurance ceded on growing blocks of universal life and variable universal life insurance lines of business. Premiums decreased $35.0 million in our specialty benefits insurance business due to an increase in lapse rates in the first half of 2009, a decline in employment levels of our existing employer customers and a slight decrease in sales.

        Fees and other revenues increased $17.8 million in our individual life insurance business due to growth in the universal life and variable universal life lines of business, which was partially offset by a decrease in unearned revenue amortization. Partially offsetting this increase in fees and other revenues was a $15.6 million decrease in our health insurance business due to a decrease in average fee-for-service medical members.

        Net investment income decreased primarily due to lower investment returns on invested assets and cash related to our more liquid investment strategy for the segment.

  Total Expenses

        Benefits, claims and settlement expenses decreased $85.7 million in our health insurance business primarily due to a decrease in average covered medical members. Similarly, benefits, claims and settlement expenses decreased $11.5 million in our specialty benefits insurance business due to a decrease in membership. Partially offsetting this decrease in benefits, claims and settlement expenses was a $26.9 million increase in our individual life insurance business due to higher cost of interest credited related to growth in the universal life and variable universal life insurance lines of business and an increase in death benefit costs net of reinsurance.

        Dividends to policyholders decreased $26.3 million, primarily from updating the policyholder dividend scale to reflect the experience of the Closed Block.

        Operating expenses decreased $60.3 million in our individual life insurance business primarily related to lower DPAC amortization and lower non-deferred sales-related expenses. Operating expenses decreased $31.2 million in our health insurance business due to actively managing to lower expenses associated with a decline in insured medical and fee-for-service members. These decreases were partially offset by an increase in employee defined benefit pension and other postretirement benefit costs for the segment.

  Income Taxes

        The effective income tax rate for the segment was 33% for both years ended December 31, 2009 and 2008. The effective income tax rate was lower than the U.S. statutory rate as a result of interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

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

Corporate Segment

Corporate Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
	(in millions)
Operating revenues:
Total operating revenues	$(168.1)	$(202.8)	$(156.7)	$34.7	$(46.1)
Expenses:
Total expenses	(41.5)	(113.2)	(120.6)	71.7	7.4

Operating losses before income taxes and preferred stock dividends	(126.6)	(89.6)	(36.1)	(37.0)	(53.5)
Income tax benefits	(53.8)	(42.9)	(31.3)	(10.9)	(11.6)
Preferred stock dividends	33.0	33.0	33.0	—	—
Operating losses attributable to noncontrolling interest	(0.1)	—	(0.1)	(0.1)	0.1

Operating losses	$(105.7)	$(79.7)	$(37.7)	$(26.0)	$(42.0)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

  Operating Losses

        Operating losses increased due to higher interest expense on corporate debt as a result of the issuance of debt in May 2009, which was partially offset by the maturity of corporate debt in August 2009. In addition, operating losses increased due to the release of state deferred income tax liabilities associated with the reorganization of certain subsidiaries in 2008 with no corresponding activity in 2009.

  Operating Revenues

        Operating revenues increased due to a decrease in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

  Total Expenses

        Total expenses increased due to a decrease in inter-segment eliminations included in this segment, which was offset by a corresponding change in operating revenues. In addition, total expenses increased due to higher interest expense on corporate debt as a result of the issuance of debt in May 2009, which was partially offset by the maturity of corporate debt in August 2009.

  Income Taxes

        Income tax benefits increased due to an increase in operating loss before income taxes. Partially offsetting the increased income tax benefits was the release of state deferred income tax liabilities associated with the reorganization of certain subsidiaries in 2008 with no corresponding activity in 2009.

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

        We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed to be adequate to meet anticipated short-term and long-term payment obligations. We will continue our prudent capital management practice of regularly exploring options available to us to maximize capital flexibility, including accessing the capital markets and careful attention to and management of expenses.

        Although approximately $14.9 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity and although our life insurance and annuity liabilities contain provisions limiting early surrenders, given market conditions we maintained a historically high position of cash and cash equivalent holdings through much of 2009. As a result, portfolio yields were lower than historically experienced. Our liquidity is also supported by an increasing portfolio of government-backed securities, of which we held $4.2 billion as of December 31, 2009, an increase of over $1.0 billion since December 31, 2008, that may be utilized to bolster our liquidity position, as collateral for secured borrowing transactions with various third parties or disposing of securities in the open market, if needed.

        As of December 31, 2009, we had credit facilities with various financial institutions in an aggregate amount of $681.9 million. As of December 31, 2009 and 2008, we had $101.6 million and $500.9 million of outstanding borrowings related to our credit facilities, with no assets pledged as support. None of these credit arrangements, other than our commercial paper back-stop facility, are committed facilities. Due to the financial strength and the strong relationships we have with these providers, as well as the small size of these facilities, we are comfortable that there is a very low risk that the financial institutions would not be able to fund these facilities. Our credit facilities include a $579.0 million commercial paper program, of which $75.0 million was outstanding as of December 31, 2009. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2009. The back-stop facility is a five year facility that matures in June 2012. The facility is supported by fourteen banks, most if not all that have other relationships with us. We have no reason to believe that our current providers would be unable or unwilling to fund the facility if necessary.

        The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc.    The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa ("the Commissioner") to pay stockholder dividends if such stockholder dividends would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits. In general, the current statutory limitations are the greater of (i) 10% of Principal Life's statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on these limitations, Principal Life could pay approximately $608.7 million in stockholder dividends in 2010.

        Principal Life could have paid approximately $651.3 million in statutory dividends in 2009 based on its 2008 statutory financial results without being subject to the limitations on payment of stockholder dividends. On March 27, 2009, a $645.0 million ordinary dividend was paid by Principal Life to its parent company from internal sources of liquidity. Following our second quarter issuance of debt and equity, on May 20, 2009, a $500.0 million capital contribution was made to Principal Life from its parent company. An additional $300.0 million capital contribution was made to Principal Life from its parent company on December 31, 2009.

        Principal Life could have paid approximately $686.5 million in statutory dividends in 2008 based on its 2007 statutory financial results without being subject to the limitations on payment of stockholder dividends. Total stockholder dividends paid by Principal Life to its parent company in 2008 were $5.5 million, which consisted of a non-cash dividend of an equity method investment.

        Principal Life could have paid approximately $660.4 million in statutory dividends in 2007 based on its 2006 statutory financial results without being subject to the limitations on payment of stockholder dividends. The stockholder dividends paid by Principal Life to its parent company in 2007 were $650.0 million.

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

        Cash Flows.    Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to the separate accounts as well as our discontinued operations, which were as follows:

	For the year ended December 31,
Cash flows attributable to discontinued operations:	2009	2008	2007
	(in millions)
Net cash provided by operating activities	$—	$—	$2.5
Net cash used in investing activities	—	—	(1.3)
Net cash used in financing activities	—	—	(0.5)

        Net cash provided by operating activities was $2,243.0 million, $2,224.8 million and $2,960.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid. The increase in cash provided by operating activities in 2009 compared to 2008 was primarily the result of fluctuations in receivables and payables associated with the timing of settlement, offset by a decline in premium, fees and other revenue received. The decrease in cash provided by operating activities in 2008 compared to 2007 was primarily the result of the fluctuations in receivables and payables associated with timing of settlement.

        Net cash provided by investing activities was $1,026.8 million for the year ended December 31, 2009, compared to net cash used by investing activities of $2,917.2 million and $4,499.2 million for the years ended December 31, 2008 and 2007, respectively. The increase in cash provided by investing activities in 2009 compared to 2008 and the decrease in cash used in investing activities in 2008 compared to 2007 were primarily the result of an increase in net sales and maturities of investments. We have held and are holding higher cash balances to cover potential near term obligations and to further reposition our investment portfolio as necessary.

        Net cash used in financing activities was $3,637.4 million for the year ended December 31, 2009, compared to net cash provided by financing activities of $1,956.0 million and $1,292.1 million for the years ended December 31, 2008 and 2007, respectively. The increase in cash used by financing activities in 2009 compared to 2008 is primarily due to an increase in net withdrawals of Principal Life general account investment contracts, partially due to our decision to scale back our investment only business, as well as payments of short-term debt in the current year, compared to proceeds from short-term debt in 2008. This increase in cash used in financing activities was partially offset by the issuance of common stock and long-term debt in 2009. The increase in cash provided by financing activities in 2008 compared to 2007 is primarily due to our actions to increase liquidity and manage capital risk via a reduction in the acquisition of treasury stock as well as the reduction of our common stock dividend from prior year levels.

        Shelf Registration.    We currently have an effective shelf registration which allows us the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration. In May 2009, we issued common stock and senior debt securities under the shelf registration. For information on senior notes issued from our shelf registration, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Debt."

        Short-Term Debt and Long-Term Debt.    For debt information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Debt."

        Stockholders' Equity.    Proceeds from the issuance of our common stock were $1,123.0 million, $36.4 million and $73.6 million in 2009, 2008 and 2007, respectively.

        The following table summarizes our return of capital to common stockholders in 2009, 2008 and 2007.

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Dividends to stockholders	$159.5	$116.7	$235.6
Repurchase of common stock	4.1	6.4	756.3

Total cash returned to stockholders	$163.6	$123.1	$991.9

Number of shares repurchased	0.3	1.0	11.5

        For additional stockholders' equity information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Stockholders' Equity."

Capitalization

        Our capital structure as of December 31, 2009 and 2008, consisted of debt and equity summarized as follows:

	December 31,
	2009	2008
	(in millions)
Debt:
Short-term debt	$101.6	$500.9
Long-term debt	1,584.6	1,290.5

Total debt	1,686.2	1,791.4
Stockholders' equity:
Equity excluding accumulated other comprehensive income	8,935.5	7,384.4

Total capitalization excluding accumulated other comprehensive income	$10,621.7	$9,175.8

Debt to equity excluding accumulated other comprehensive income	19%	24%
Debt to capitalization excluding accumulated other comprehensive income	16%	20%

        As of December 31, 2009, we have $761.7 million of excess capital, consisting of cash and highly liquid assets in the holding companies available for debt maturities, interest and preferred dividend expenses and other holding company obligations. We continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

Contractual Obligations

        The following table presents payments due by period for long-term contractual obligations as of December 31, 2009:

		Payments due in year ending
Contractual Obligations (1)	Total Payments	2010	2011-2012	2013-2014	2015 and thereafter
	(in millions)
Contractholder funds (2)	$58,011.5	$6,496.1	$11,936.9	$12,718.7	$26,859.8
Future policy benefits and claims (3)	38,242.9	2,097.3	3,535.1	3,372.7	29,237.8
Long-term debt (4)	1,584.6	11.1	100.7	415.9	1,056.9
Certificates of deposit (5)	1,005.6	721.7	230.2	53.6	0.1
Other long-term liabilities (6)	1,767.3	1,484.4	282.9	—	—
Capital leases	7.6	4.2	3.3	0.1	—
Long-term debt interest	1,717.9	113.1	227.8	206.3	1,170.7
Operating leases (7)	229.8	50.8	74.6	39.3	65.1
Purchase obligations (8)	142.3	109.8	28.1	4.4	—

Total contractual obligations	$102,709.5	$11,088.5	$16,419.6	$16,811.0	$58,390.4

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

(2)
Includes GICs, funding agreements, individual fixed annuities, universal life insurance and other investment-type contracts. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Insurance Liabilities" for additional information.

Amounts included in the contractholder funds line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated financial statements as of December 31, 2009. The liability amount in our consolidated financial statements reflects either the account value (in the case of individual fixed annuities, universal life insurance and GICs) or the par value plus accrued interest and other adjustments (in the case of funding agreements and other investment contracts).

(3)
Amounts included in the future policy benefits and claims line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated financial statements as of December 31, 2009. The liability amount in our consolidated financial statements reflects estimated cash payments to policyholders, reductions for expected future premiums, assumptions with regard to the timing of cash payments and discounting for interest.

(4)
For long-term debt information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Debt."

(5)
Amounts included in the certificates of deposit line item reflect estimated cash payments to be made, including expected interest payments. Certificates of deposit are reported as other liabilities on our consolidated statement of financial position.

(6)
Other long-term liabilities include other liabilities reflected in the consolidated statement of financial position that are contractual, non-cancelable and long-term in nature. The total payments primarily relate to checking and savings deposits. This line item excludes accruals, short-term items and items not contractual in nature.

(7)
As a lessee, we lease office space, data processing equipment and office furniture and equipment under various operating leases.

(8)
Purchase obligations include material contracts where we have a non-cancelable commitment to purchase goods and services in addition to commitments to originate loans and purchase investments.

Pension and Other Postretirement Plan Funding

        We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Employee and Agent Benefits" for a complete discussion of these plans and their effect on the consolidated financial statements.

        We report the net funded status of our pension and other postretirement plans in the Consolidated Statements of Financial Condition as a component of accumulated other comprehensive income in stockholders' equity. It represents the differences between the fair value of plan assets and the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans that have not yet been recognized as a component of net periodic benefit cost. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and other postretirement benefit obligation at December 31, 2009, was $485.7 million pre-tax, an improvement of $188.9 million from a net underfunded status of $674.6 million pre-tax at December 31, 2008. The improvement in the net funded status of the pension and other postretirement benefit obligation in 2009 is primarily related to improved market conditions experienced in 2009. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $245.1 million and $269.8 million as of December 31, 2009 and 2008, respectively.

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2010 in the range of $20-$75 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our other postretirement benefit plans in 2010 pending further analysis.

Contractual Commitments

        In connection with our banking business, we make additional commitments to extend credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A majority of these commitments are lines of credit and are expected to expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash funding requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund loans were $68.5 million as of December 31, 2009.

        We have made commitments to fund certain limited partnerships in which we are a limited partner. As of December 31, 2009, the amount of unfunded commitments was $63.8 million. We are only required to fund additional equity under these commitments when called upon to do so by the general partner; therefore, these commitments are not liabilities on our consolidated statements of financial position.

Off-Balance Sheet Arrangements

        Variable Interest Entities.    We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated

Financial Statements, Note 4, Variable Interest Entities." We do not have a direct or contingent obligation related to our unconsolidated variable interest entities ("VIE") other than described below.

        Guarantees and Indemnifications.    For guarantee and indemnification information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Contingencies, Guarantees and Indemnifications" under the caption, "Guarantees and Indemnifications."

Financial Strength Rating and Credit Ratings

        Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ratings and other factors.

        NRSROs publish financial strength ratings on U.S. life insurance companies that are indicators of an insurance company's ability to meet contractholder and policyholder obligations. NRSROs also assign credit ratings on non-life insurance entities, such as PFG and PFS. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner, and are important factors in overall funding profile and ability to access external capital. Such ratings are not a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time by the assigning NRSRO.

        Each of A.M. Best Company, Inc., Fitch Ratings Ltd., Moody's Investors Service, and Standard & Poor's revised its outlook for the U.S. life insurance sector to negative from stable in mid-to-late 2008. This negative outlook is still in place as of year end 2009. Of the many issues cited, the negative outlook was primarily based on expectations for higher-than-normal credit losses, negative impact of the volatile equity market on earnings and reduced financial flexibility. These outlook revisions resulted in an increased review of the U.S. life insurance sector by the major independent rating organizations. As a result, there have been and will continue to be changes in the benchmarks for capital, liquidity, earnings and other factors used by these NRSROs that are critical to a ratings assignment at a particular rating level.

        As a reflection of the change by the rating agencies of their view of the market and the impact on life insurance companies, Principal Life experienced negative rating actions by the agencies in the first quarter of 2009. In the second quarter of 2009, there were positive actions taken on Principal Life's rating outlook subsequent to the issuance of equity and debt. On May 13, 2009, S&P affirmed Principal Life's insurance financial strength rating of A+ and changed the outlook to positive from stable. Similarly, on May 13, 2009, Fitch affirmed Principal Life's insurance financial strength rating of AA-, and changed the outlook to negative from rating watch negative. This rating was reaffirmed on February 16, 2010. Fitch maintains the negative outlook on the rating. Further, on May 20, 2009, Moody's affirmed Principal Life's insurance financial strength rating of Aa3 and changed the outlook to stable from negative. This rating was reaffirmed on November 25, 2009. AM Best maintains the negative outlook on Principal Life's insurance financial strength rating of A+. The changes in the outlook on Principal Life's ratings indicate the positive view that the agencies have on our debt and equity issuances; however, the agencies still have concerns about the potential impact of the economic turmoil on Principal Life's financial flexibility.

        In July 2009, PNLIC financial strength ratings were publicly announced. PNLIC has been established to write individual life insurance products in 49 states. Initially only fixed products will be sold, with variable products being added at a later date.

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

(1)
Moody's has rated Principal Financial Group's senior debt issuance "A3"

(2)
S&P has rated Principal Financial Group's preferred stock issuance "BB+"

Impacts of Income Taxes

        For income tax information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Income Taxes."

Fair Value Measurement

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. An asset or liability's classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value of Financial Instruments" for further details.

        As of December 31, 2009, 37% of our net assets (liabilities) were Level 1, 58% were Level 2 and 5% were Level 3. Excluding separate account assets as of December 31, 2009, 3% of our net assets (liabilities) were Level 1, 95% were Level 2 and 2% were Level 3.

        As of December 31, 2008, 32% of our net assets (liabilities) were Level 1, 61% were Level 2 and 7% were Level 3. Excluding separate account assets as of December 31, 2008, 2% of our net assets (liabilities) were Level 1, 95% were Level 2 and 3% were Level 3.

Changes in Level 3 fair value measurements

        The net change for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009, was as follows:

	Balance as of December 31, 2009	Balance as of December 31, 2008	Net change
	(in millions)
Assets
Total fixed maturities, available-for-sale	$1,172.6	$1,173.0	$(0.4)
Fixed maturities, trading	63.5	60.7	2.8
Equity securities, available-for-sale	71.7	56.2	15.5
Derivative assets	54.4	100.7	(46.3)
Separate account assets	4,120.7	6,042.3	(1,921.6)
Liabilities
Investment-type insurance contracts	(23.6)	(60.2)	36.6
Derivative liabilities	(93.7)	(266.9)	173.2
Other liabilities	(89.1)	(103.8)	14.7

Net total	$5,276.5	$7,002.0	$(1,725.5)

        The decrease in the fair value of Level 3 instruments for the year ended December 31, 2009, is primarily attributed to separate account assets. The decrease in separate account assets is primarily a result of unrealized losses on real estate. Unrealized losses on separate accounts do not impact net income in the consolidated statements of operations, as the change in value of separate account assets is offset by a change in value of separate account liabilities.

        The net change for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008, was as follows:

	Balance as of December 31, 2008	Balance as of January 1, 2008	Net change
	(in millions)
Assets
Total fixed maturities, available-for-sale	$1,173.0	$2,201.3	$(1,028.3)
Fixed maturities, trading	60.7	92.3	(31.6)
Equity securities, available-for-sale	56.2	51.1	5.1
Derivative assets	100.7	54.3	46.4
Separate account assets	6,042.3	7,313.2	(1,270.9)
Liabilities
Investment-type insurance contracts	(60.2)	(49.3)	(10.9)
Derivative liabilities	(266.9)	(62.3)	(204.6)
Other liabilities	(103.8)	(155.6)	51.8

Net total	$7,002.0	$9,445.0	$(2,443.0)

        The decrease in the fair value of Level 3 instruments for the year ended December 31, 2008, is primarily attributed to separate account assets and fixed maturities, available-for-sale. The decrease in separate account assets is primarily a result of unrealized losses on real estate. Unrealized losses on separate accounts do not impact net income in the consolidated statements of operations as the change in value of separate account assets is offset by a change in value of separate account liabilities. The decrease in fixed maturities, available-for-sale resulted from the settlement of certain credit collateralized debt obligations and unrealized losses recognized in other comprehensive income. Most of the unrealized losses related to corporate bonds, with lesser amounts attributed to collateralized debt obligations, asset-backed securities, and commercial mortgage-backed securities.

Investments

        We had total consolidated assets as of December 31, 2009, of $137.8 billion, of which $63.9 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

        Invested assets as of December 31, 2009, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturity securities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets.

	December 31, 2009		December 31, 2008
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$33,719.6	53%	$28,786.7	49%
Private	13,533.4	21	12,173.9	21
Equity securities	435.5	1	400.7	1
Mortgage loans:
Commercial	10,121.8	16	11,279.3	19
Residential	1,723.8	2	1,834.3	3
Real estate held for sale	35.4	—	139.6	—
Real estate held for investment	999.2	2	779.8	1
Policy loans	902.5	1	896.4	1
Other investments	2,465.3	4	2,816.6	5

Total invested assets	63,936.5	100%	59,107.3	100%

Cash and cash equivalents	2,240.4		2,608.0

Total invested assets and cash	$66,176.9		$61,715.3

Investment Results

Net Investment Income

        The following table presents the yield and investment income, excluding net realized capital gains and losses, for our invested assets for the years indicated. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period. The yields for fixed maturity securities and equity securities are calculated using amortized cost and cost, respectively. All other yields are calculated using carrying amounts.

	For the year ended December 31,						Increase (decrease)
	2009		2008		2007		2009 vs. 2008		2008 vs. 2007
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	5.6%	$2,717.2	6.5%	$3,105.8	6.4%	$2,869.2	(0.9)%	$(388.6)	0.1%	$236.6
Equity securities	4.2	19.3	3.6	18.9	3.8	27.0	0.6	0.4	(0.2)	(8.1)
Mortgage loans — commercial	5.8	617.7	6.1	666.8	6.6	688.9	(0.3)	(49.1)	(0.5)	(22.1)
Mortgage loans — residential	4.0	71.2	8.3	154.8	7.5	129.7	(4.3)	(83.6)	0.8	25.1
Real estate	3.7	35.9	6.1	54.6	8.9	74.9	(2.4)	(18.7)	(2.8)	(20.3)
Policy loans	6.9	62.0	6.6	58.3	6.1	52.6	0.3	3.7	0.5	5.7
Cash and cash equivalents	0.5	13.0	2.9	57.0	7.2	105.9	(2.4)	(44.0)	(4.3)	(48.9)
Other investments	(0.9)	(24.0)	0.9	21.8	9.3	165.1	(1.8)	(45.8)	(8.4)	(143.3)

Total before investment expenses	5.1	3,512.3	6.1	4,138.0	6.5	4,113.3	(1.0)	(625.7)	(0.4)	24.7
Investment expenses	(0.1)	(111.5)	(0.2)	(143.7)	(0.2)	(146.8)	0.1	32.2	—	3.1

Net investment income	5.0%	$3,400.8	5.9%	$3,994.3	6.3%	$3,966.5	(0.9)%	$(593.5)	(0.4)%	$27.8

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net investment income on fixed maturity securities decreased primarily due to lower inflation-based investment returns related to deflation in Chile during 2009, lower yields on floating rate investments supporting floating rate liabilities and a decrease in average invested assets. In addition, net investment income on mortgage loans-residential decreased primarily due to deflation in Chile during 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Net investment income increased primarily due to a higher average invested asset balance and higher inflation-based investment returns on fixed maturities in Chile during 2008. This increase was partially offset by lower yields on floating rate investments supporting floating rate policyholder liabilities as well as an increased allocation to lower yielding cash and cash equivalent holdings in 2008.

Net Realized Capital Gains (Losses)

        The following table presents the contributors to net realized capital gains and losses for our invested assets for the years indicated.

				Increase (decrease)
	For the year ended December 31,
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(429.9)	$(411.0)	$(262.8)	$(18.9)	$(148.2)
Fixed maturities, available-for-sale — other (2)	110.2	23.1	17.1	87.1	6.0
Fixed maturities, trading	49.3	(61.7)	1.7	111.0	(63.4)
Equity securities — credit impairments	(20.5)	(47.3)	(51.3)	26.8	4.0
Derivatives and related hedge activities (3)	(11.5)	(36.1)	(89.0)	24.6	52.9
Commercial mortgages	(120.1)	(44.3)	(7.2)	(75.8)	(37.1)
Other gains (losses)	24.2	(116.8)	62.7	141.0	(179.5)

Net realized capital gains (losses)	$(398.3)	$(694.1)	$(328.8)	$295.8	$(365.3)

(1)
Includes credit impairments as well as credit losses on sales, net of realized credit recoveries on the sale of previously impaired securities.

(2)
Includes gains on sales.

(3)
Includes fixed maturities, available-for-sale impairment-related net losses of $2.8 million and $21.0 million for 2009 and 2008, respectively, which were hedged by derivatives reflected in this line. We did not recognize any fixed maturities, available-for-sale impairment-related losses in derivatives and related hedge activities for 2007.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net realized capital losses on fixed maturities, available-for-sale-credit impairments and net realized capital gains on fixed maturities, available-for-sale-other increased as a result of actions to reduce asset ratings drift risk by selling and tendering certain securities.

        Net realized capital gains on fixed maturities, trading increased due to mark-to-market gains versus losses on these securities, resulting from narrowing credit spreads and improvement in market liquidity during the second, third and fourth quarters of 2009.

        Net realized capital losses on commercial mortgages increased primarily due to increases in the valuation allowance, reflecting a continued decline in the real estate market.

        Other net realized capital gains increased due to gains versus losses on the mark-to-market of equity securities classified as trading and certain seed money investments due to improvement in the equity market in 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Net realized capital losses on fixed maturities, available-for-sale-credit impairments increased primarily due to the deteriorating economic conditions in 2008 relative to 2007.

        Net realized capital losses on fixed maturities, trading increased due to higher mark-to-market losses versus gains on these securities, resulting from wider credit spreads in the marketplace and reduced market liquidity.

        Net realized capital losses on derivatives and related hedge activities decreased due to gains versus losses on interest rate swaps and equity derivatives not designated as hedging instruments, resulting from a decline in long-term interest rates and a decline in the S&P index. These gains were partially offset by increased losses on credit default swaps due to widening credit spreads.

        Other net realized capital losses increased due to losses versus gains on the mark-to-market of equity securities classified as trading and certain seed money investments due to declining market prices.

U.S. Investment Operations

        Of our invested assets, $59.5 billion were held by our U.S. operations as of December 31, 2009. Our U.S. invested assets are managed primarily by our Global Asset Management segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders' benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to three primary sources of investment risk:

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

        Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of December 31, 2009, there are nine members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

        A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for new brick and mortar commercial mortgages, excluding Global Asset Management segment mortgages, in our portfolio was 52% and 59% as of December 31, 2009 and 2008, respectively. The debt service coverage ratio at loan inception for new brick and mortar commercial mortgages, excluding Global Asset Management segment mortgages, in our portfolio was 2.0 and 1.7 times as of December 31, 2009 and 2008, respectively. The weighted average loan-to-value ratio for loans held in our brick and mortar commercial mortgage portfolio, excluding Global Asset Management segment mortgages, as of December 31, 2009 and 2008 was 69% and 62%, respectively. The debt service coverage ratio for loans held in our brick and mortar commercial mortgage portfolio, excluding Global Asset Management segment mortgages, as of December 31, 2009 and 2008 was 1.8 times for both time periods.

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

	December 31, 2009		December 31, 2008
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$30,952.5	52%	$26,652.5	48%
Private	13,533.4	23	12,173.9	22
Equity securities	388.8	1	359.9	1
Mortgage loans:
Commercial	10,121.8	17	11,279.3	20
Residential	1,128.7	2	1,354.4	2
Real estate held for sale	23.8	—	135.4	—
Real estate held for investment	998.4	2	779.8	1
Policy loans	881.3	1	881.4	2
Other investments	1,480.2	2	2,162.4	4

Total invested assets	59,508.9	100%	55,779.0	100%

Cash and cash equivalents	2,192.3		2,537.0

Total invested assets and cash	$61,701.2		$58,316.0

Fixed Maturity Securities

        Fixed maturity securities consist of publicly traded and privately placed bonds, mortgage-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of December 31, 2009 and 2008, were $7.4 billion and $6.2 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933. Fixed maturity securities include trading portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturity securities. We held $348.1 million of these trading securities as of December 31, 2009, and did not hold any of these securities as of December 31, 2008.

        Fixed maturity securities were diversified by category of issuer as of December 31, 2009 and 2008, as shown in the following table:

	December 31, 2009		December 31, 2008
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. Government and agencies	$781.9	2%	$595.2	1%
States and political subdivisions	2,218.2	5	2,176.7	6
Non-U.S. governments	462.4	1	478.5	1
Corporate — public	19,182.8	43	17,224.9	44
Corporate — private	11,604.7	26	10,365.4	27
Residential pass-through securities	3,367.7	7	2,187.9	6
Commercial mortgage-backed securities	3,602.9	8	3,607.1	9
Residential collateralized mortgage obligations	1,172.4	3	768.6	2
Asset-backed securities	2,092.9	5	1,422.1	4

Total fixed maturity securities	$44,485.9	100%	$38,826.4	100%

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

        CMBS provide varying levels of credit protection, diversification and reduced event risk depending on the securities owned and composition of the loan pool. CMBS are predominantly comprised of large pool securitizations that are diverse by property type, borrower and geographic dispersion. The risks to any CMBS deal are determined by the credit quality of the underlying loans and how those loans perform over time. Another key risk is the vintage of the underlying loans and the state of the markets during a particular vintage. In the CMBS market, there is a material difference in the outlook for the performance of loans originated in 2005 and earlier relative to loans originated in 2006 through 2008. For loans originated prior to 2006, underwriting assumptions were more conservative regarding required debt service coverage and loan-to-value ratios. For the 2006 through 2008 vintages, real estate values peaked and the underwriting expectations were that values would continue to increase, which makes those loan values more sensitive to market declines.

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

        The international exposure held in our U.S. operation's fixed maturity securities portfolio totaled $9,669.8 million, or 22%, and $8,178.3 million, or 21%, of total fixed maturity securities, as of December 31, 2009 and 2008, respectively. It is comprised of corporate and foreign government fixed maturity securities. The following table presents our international exposure for our U.S. operation's fixed maturity securities portfolio for the periods indicated.

	December 31, 2009 Carrying amount	December 31, 2008 Carrying amount
	(in millions)
European Union	$2,913.1	$2,432.9
United Kingdom	2,219.8	2,049.5
Australia	1,127.5	743.5
Asia	1,067.5	973.3
South America	523.9	500.8
Mexico	269.1	264.9
Japan	54.6	50.8
Other countries (1)	1,494.3	1,162.6

Total	$9,669.8	$8,178.3

(1)
Includes exposure from 23 countries as of December 31, 2009 and 24 countries as of December 31, 2008.

        All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 20% of Principal Life's total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of December 31, 2009 and 2008, our investments in Canada totaled $1,612.7 million and $1,402.2 million, respectively.

        Fixed Maturity Securities Credit Concentrations.    One aspect of managing credit risk is through industry issuer and asset class diversification. Our credit concentrations are managed to established limits. The exposure attributed to monoline bond and mortgage insurers from investments that are guaranteed by them is not included in the evaluation of our top ten exposures. We are not relying on said guarantors and are directly evaluating exposure to these investments. The following table presents our top ten exposures as of December 31, 2009.

Amortized cost
(in millions)
JP Morgan Chase & Co. (1)	$313.7
Bank of America Corp. (1)	290.2
Wells Fargo & Co. (1)	246.2
General Electric Co.	236.4
AT&T Inc.	236.2
Verizon Communications Inc.	170.5
Credit Suisse Group AG (1)	154.5
Prudential Financial Inc.	146.6
ConocoPhillips	140.3
Goldman Sachs Group Inc. (1)	139.7

Total top ten exposures	$2,074.3

(1)
Includes actual counterparty exposure.

        We have exposure to monoline bond and mortgage insurers with an amortized cost of $713.4 million and a carrying amount of $658.9 million as of December 31, 2009. The $713.4 million includes wrapped guarantees on $680.2 million of underlying municipal bonds, corporate credit or ABS. Our direct exposure to these insurers was $33.2 million. Of the $680.2 million in wrapped guarantees, 41% was municipal bonds, of which 99% was investment grade; 41% was investment grade bank perpetual preferred securities; 12% was ABS backed by sub-prime or Alt-A first lien mortgages, of which 32% was investment grade; and 6% was corporate fixed maturities, of which 92% was investment grade.

        Fixed Maturity Securities Valuation and Credit Quality.    Valuation techniques for the fixed maturity securities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value of Financial Instruments" for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. In addition, investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. Monthly, all bonds placed on the "watch list" are analyzed by investment analysts or analysts that focus on troubled securities ("Workout Group"). This group then meets with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of prices. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

        The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners ("NAIC") monitors the bond investments of insurers for regulatory reporting purposes and when required assigns securities to one of six investment categories. In 2009, the NAIC approved an initiative to create a new modeling and assessment process for non-agency residential mortgage-backed securities effective December 31, 2009. The NAIC retained PIMCO Advisors to undertake the modeling and assignment of the NAIC ratings for these securities. The NAIC designations closely mirror the NRSROs' credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by Standard & Poor's. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by Standard & Poor's. As of December 31, 2009, the percentage, based on fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 92%.

        The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the NRSROs as of December 31, 2009 and 2008, as well as the percentage, based on fair value, that each designation comprises:

		December 31, 2009			December 31, 2008
NAIC rating	Rating agency equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	Aaa/Aa/A	$25,527.2	$25,341.5	57%	$25,981.0	$22,116.9	57%
2	Baa	15,885.1	15,726.8	35	17,669.2	14,675.2	38
3	Ba	2,824.1	2,259.4	5	2,469.8	1,760.6	5
4	B	982.8	701.3	2	254.2	163.9	—
5	Caa and lower	376.1	253.0	1	109.7	62.3	—
6	In or near default	349.4	203.9	—	71.2	47.5	—

	Total fixed maturity securities	$45,944.7	$44,485.9	100%	$46,555.1	$38,826.4	100%

        Fixed maturity securities include 26 securities with an amortized cost of $320.8 million, gross gains of $7.1 million, gross losses of $6.8 million and a carrying amount of $321.1 million as of December 31, 2009, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

        Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios.    As of December 31, 2009, based on amortized cost, 63% of our CMBS portfolio had ratings of A or higher and 55% was issued in 2005 or before and 50% of our ABS home equity portfolio had ratings of A or higher and 86% was issued in 2005 or before.

        The following table presents credit quality and year of issuance ("vintage") for our CMBS:

	December 31, 2009		December 31, 2008
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA	$2,085.7	$2,019.9	$3,558.3	$2,757.0
AA	377.0	331.9	812.7	373.4
A	615.7	471.0	673.0	270.8
BBB	684.1	443.4	555.3	179.7
BB and below	1,138.7	336.7	86.0	26.2

Total by lowest agency rating	$4,901.2	$3,602.9	$5,685.3	$3,607.1

Vintage
2003 and prior	$1,340.6	$1,216.6	$1,888.6	$1,587.2
2004	533.3	431.2	586.3	393.5
2005	833.4	624.4	913.6	547.9
2006 (1)	525.7	336.2	563.4	282.8
2007 (1)	1,543.4	903.7	1,642.3	750.4
2008	90.8	57.2	91.1	45.3
2009 (2)	34.0	33.6	—	—

Total by vintage	$4,901.2	$3,602.9	$5,685.3	$3,607.1

(1)
As of December 31, 2009, 41% of the 2006 vintage are rated AAA and 3% are rated AA, and 23% of the 2007 vintage are rated AAA and 3% are rated AA.

(2)
Consists of agency multi-family mortgage-backed securities.

        The following table presents our exposure to ABS home equity portfolio supported by subprime first lien mortgages by credit quality and vintage:

	December 31, 2009		December 31, 2008
	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
Lowest agency rating
AAA	$130.2	$104.7	$281.8	$201.5
AA	98.5	68.1	94.0	56.0
A	16.4	12.3	47.6	28.2
BBB	51.5	33.5	89.3	43.8
BB and below	190.5	95.4	32.4	17.2

Total by lowest agency rating	$487.1	$314.0	$545.1	$346.7

Vintage
2003 and prior	$238.6	$169.9	$270.2	$197.9
2004	82.7	61.5	91.1	53.7
2005	95.3	44.2	101.8	54.9
2006	16.7	7.8	18.8	10.3
2007	53.8	30.6	63.2	29.9

Total by vintage	$487.1	$314.0	$545.1	$346.7

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

        The following table presents the total carrying amount of our fixed maturity securities portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

	December 31, 2009	December 31, 2008
	($ in millions)
Total fixed maturity securities (public and private)	$44,485.9	$38,826.4

Problem fixed maturity securities (1)	$237.3	$83.3
Potential problem fixed maturity securities	315.9	165.7
Restructured fixed maturity securities	—	3.1

Total problem, potential problem and restructured fixed maturity securities	$553.2	$252.1

Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	1.24%	.65%

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

        Each reporting period, a group of individuals including the Chief Investment Officer, our Portfolio Managers, members of our Workout Group and representatives from Investment Accounting review all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. The analysis focuses on each issuer's ability to service its debts in a timely fashion. Formal documentation of the analysis and our decision is prepared and approved by management.

        We consider relevant facts and circumstances in evaluating whether a credit or interest-rate related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) our intent to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. Prior to 2009, our ability and intent to hold fixed maturities for a period of time that allowed for a recovery in value was considered rather than our intent to sell those securities. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. For additional details, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Investments."

        When it is not our intent to sell a security with unrealized losses, it is not more likely than not that we would be required to sell the security before recovery of the amortized cost, which may be maturity, and we expect to recover the amortized cost basis, we would not consider the security to be other-than-temporarily impaired. Prior to 2009, we would not consider the security to be other-than-temporarily impaired when we had the intent to hold the security to maturity or until it recovered in value. However, we do sell bonds under certain circumstances, such as when we have evidence of a significant deterioration in the issuer's creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

        There are a number of significant risks and uncertainties inherent in the process of monitoring credit impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period. Prior to 2009, we considered the risk that new information obtained by us or changes in other facts and circumstances would lead us to change our intent to hold the security to maturity or until it recovered in value rather than changing our intent not to sell prior to recovery of the security's amortized cost.

        The net realized loss relating to other-than-temporary credit impairments of fixed maturity securities was $428.5 million, $409.4 million and $262.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Fixed Maturity Securities Available-for-Sale

        The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in OCI, as of December 31, 2009 and 2008.

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,288.5	$68.2	$480.4	$3,876.3
Finance — Brokerage	428.6	11.0	6.4	433.2
Finance — Finance Companies	265.2	9.0	18.7	255.5
Finance — Financial Other	535.6	26.0	8.6	553.0
Finance — Insurance	2,714.9	36.5	207.9	2,543.5
Finance — REITS	1,327.1	14.6	80.0	1,261.7
Industrial — Basic Industry	1,921.4	74.9	19.1	1,977.2
Industrial — Capital Goods	2,364.0	99.1	33.0	2,430.1
Industrial — Communications	2,761.6	174.3	21.8	2,914.1
Industrial — Consumer Cyclical	1,597.0	69.4	32.0	1,634.4
Industrial — Consumer Non-Cyclical	3,149.6	172.0	27.4	3,294.2
Industrial — Energy	1,933.3	108.3	19.2	2,022.4
Industrial — Other	700.0	22.8	20.0	702.8
Industrial — Technology	765.0	31.6	11.2	785.4
Industrial — Transportation	934.9	41.7	18.4	958.2
Utility — Electric	2,518.6	115.6	18.6	2,615.6
Utility — Natural Gas	1,086.2	66.0	7.4	1,144.8
Utility — Other	122.8	3.2	0.6	125.4
FDIC guaranteed	96.1	1.4	—	97.5
Government guaranteed	1,102.8	76.3	16.9	1,162.2

Total corporate securities	30,613.2	1,221.9	1,047.6	30,787.5
Residential pass-through securities	3,019.1	86.0	3.8	3,101.3
Commercial mortgage-backed securities	4,898.0	20.9	1,319.2	3,599.7
Residential collateralized mortgage obligations (1)	1,198.9	13.5	114.9	1,097.5
Asset-backed securities — Home equity (2)	487.1	—	173.1	314.0
Asset-backed securities — All other	1,308.1	21.1	15.5	1,313.7
Collateralized debt obligations — Credit	197.2	1.5	67.0	131.7
Collateralized debt obligations — CMBS	257.0	—	129.4	127.6
Collateralized debt obligations — Loans	101.4	—	21.4	80.0
Collateralized debt obligations — ABS (3)	51.9	0.3	21.9	30.3

Total mortgage-backed and other asset-backed securities	11,518.7	143.3	1,866.2	9,795.8
U.S. Government and agencies	550.1	9.1	0.5	558.7
States and political subdivisions	2,008.7	53.4	13.5	2,048.6
Non-U.S. governments	421.1	42.4	1.1	462.4

Total fixed maturity securities, available-for-sale	$45,111.8	$1,470.1	$2,928.9	$43,653.0

(1)
Includes exposure to Alt-a mortgage loans with an amortized cost of $59.6 million, gross unrealized losses of $18.2 million, and a carrying amount of $41.4 million. The Alt-a portfolio has a weighted average rating of BBB and 66% are 2005 and prior vintages.

(2)
This exposure is all related to sub-prime mortgage loans.

(3)
Includes exposure to sub-prime mortgage loans with an amortized cost of $27.4 million, gross unrealized gains of $0.3 million, gross unrealized losses of $17.9 million, and a carrying amount of $9.8 million.

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

        Of the $2,928.9 million in gross unrealized losses as of December 31, 2009, there were $5.5 million in losses attributed to securities scheduled to mature in one year or less, $145.3 million attributed to securities scheduled to mature between one to five years, $189.2 million attributed to securities scheduled to mature between five to ten years, $722.7 million attributed to securities scheduled to mature after ten years and $1,866.2 million related to mortgage-backed and other ABS that are not classified by maturity year.

        Of the $6,269.9 million decrease in net unrealized losses for the year ended December 31, 2009, an approximate $1.9 billion net unrealized loss can be attributed to an approximate 110 basis points increase in interest rates and is more than offset by net unrealized gains related to other market factors. Of the $7,781.8 million increase in net unrealized losses for the year ended December 31, 2008, an approximate $3.1 billion net unrealized gain can be attributed to an approximate 210 basis points decrease in interest rates and is more than offset by net unrealized losses related to other market factors.

        Credit Disruption.    The credit disruption in the market that began in the last half of 2007 from concerns in the sub-prime markets, and continued into 2008 and 2009 with concerns in the leveraged finance markets has led to reduced liquidity and wider credit spreads. These credit concerns led to widespread forced selling into a very thinly traded market, which further strained market liquidity. This market disruption lowered valuations and, as a result, we have seen an increase in unrealized losses in our securities portfolio. The losses were more pronounced in the Finance sectors and in structured products such as collateralized debt obligations, ABS and CMBS. The decline in value in large part reflects the illiquid markets. During the second quarter of 2009 and continuing through the end of the year, a narrowing of credit spreads and improvement in liquidity resulted in a decrease in the unrealized losses in our securities portfolio relative to year-end 2008. Future changes in the fair value of these securities will be dependent on continued improvement in market liquidity and changes in general market conditions, including interest rates and credit spread movements. We concluded the prices of the securities in our securities portfolio were temporarily depressed due to (1) the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms, (2) the expectation the issuers will continue to satisfy their obligations given the evaluation of the fundamentals of the issuers' financial condition and other objective evidence and (3) management not having the intent to sell these securities and as it is not more likely than not that we would be required to sell these securities before the recovery of the amortized cost.

        Fixed Maturity Available-for-Sale Securities Unrealized Losses.    We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. The net cash inflows into investment grade fixed maturity securities are less than prior years due to us investing in more liquid investments. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. As of December 31, 2009, we had invested 2.4% of new cash flow for the year in below investment grade assets. While Principal Life's general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to no more than 10% of the total fixed maturity securities portfolios.

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

	December 31, 2009				December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,439.8	$990.9	$1,015.0	$28,415.7	$28,981.9	$308.3	$4,253.1	$25,037.1
Private	12,159.7	423.3	743.2	11,839.8	13,916.2	175.9	3,089.2	11,002.9
Below investment grade:
Public	2,233.8	14.4	468.5	1,779.7	1,319.4	1.6	385.5	935.5
Private	2,278.5	41.5	702.2	1,617.8	1,585.5	1.1	487.8	1,098.8

Total fixed maturity securities, available-for-sale	$45,111.8	$1,470.1	$2,928.9	$43,653.0	$45,803.0	$486.9	$8,215.6	$38,074.3

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturity securities available-for-sale by aging category for the time periods indicated.

	December 31, 2009
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,367.4	$34.5	$927.7	$21.2	$3,295.1	$55.7
Greater than three to six months	139.0	9.7	39.2	1.0	178.2	10.7
Greater than six to nine months	24.0	0.2	22.3	5.1	46.3	5.3
Greater than nine to twelve months	75.6	14.9	50.4	6.9	126.0	21.8
Greater than twelve to twenty-four months	2,169.7	361.2	1,596.0	207.6	3,765.7	568.8
Greater than twenty-four to thirty-six months	1,846.6	415.0	1,650.2	346.2	3,496.8	761.2
Greater than thirty-six months	1,256.7	179.5	659.4	155.2	1,916.1	334.7

Total fixed maturity securities, available-for-sale	$7,879.0	$1,015.0	$4,945.2	$743.2	$12,824.2	$1,758.2

	December 31, 2008
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$3,086.0	$194.4	$1,188.1	$99.5	$4,274.1	$293.9
Greater than three to six months	4,213.7	467.9	1,673.6	236.4	5,887.3	704.3
Greater than six to nine months	3,014.0	620.7	1,566.6	290.6	4,580.6	911.3
Greater than nine to twelve months	2,321.0	743.0	1,259.7	460.1	3,580.7	1,203.1
Greater than twelve to twenty-four months	3,042.0	1,507.5	2,217.1	1,519.7	5,259.1	3,027.2
Greater than twenty-four to thirty-six months	1,045.2	296.1	312.5	217.1	1,357.7	513.2
Greater than thirty-six months	1,363.8	423.5	698.2	265.8	2,062.0	689.3

Total fixed maturity securities, available-for-sale	$18,085.7	$4,253.1	$8,915.8	$3,089.2	$27,001.5	$7,342.3

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturity securities available-for-sale by aging category for the time periods indicated.

	December 31, 2009
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$55.7	$3.3	$52.8	$1.2	$108.5	$4.5
Greater than three to six months	3.4	—	14.8	—	18.2	—
Greater than six to nine months	12.7	0.2	0.1	0.1	12.8	0.3
Greater than nine to twelve months	32.8	11.2	1.0	1.8	33.8	13.0
Greater than twelve to twenty-four months	441.3	112.2	365.6	186.7	806.9	298.9
Greater than twenty-four to thirty-six months	609.0	314.8	403.5	435.8	1,012.5	750.6
Greater than thirty-six months	113.8	26.8	84.6	76.6	198.4	103.4

Total fixed maturity securities, available-for-sale	$1,268.7	$468.5	$922.4	$702.2	$2,191.1	$1,170.7

	December 31, 2008
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$133.1	$56.5	$114.6	$32.1	$247.7	$88.6
Greater than three to six months	88.8	12.7	297.1	74.3	385.9	87.0
Greater than six to nine months	102.5	42.9	129.1	46.5	231.6	89.4
Greater than nine to twelve months	163.0	65.9	44.5	43.7	207.5	109.6
Greater than twelve to twenty-four months	242.0	151.7	351.8	239.5	593.8	391.2
Greater than twenty-four to thirty-six months	41.2	26.1	13.3	21.4	54.5	47.5
Greater than thirty-six months	100.3	29.7	100.9	30.3	201.2	60.0

Total fixed maturity securities, available-for-sale	$870.9	$385.5	$1,051.3	$487.8	$1,922.2	$873.3

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturity securities available-for-sale where the estimated fair value has declined and remained below amortized cost by 20% or more as the time periods indicate.

	December 31, 2009
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$6.1	$2.0	$243.8	$77.4	$249.9	$79.4
Greater than three to six months	—	—	31.8	9.2	31.8	9.2
Greater than six to nine months	0.1	0.1	46.0	22.5	46.1	22.6
Greater than nine to twelve months	28.8	24.8	49.9	25.4	78.7	50.2
Greater than twelve months	276.8	438.3	1,812.8	1,578.5	2,089.6	2,016.8

Total fixed maturity securities, available-for-sale	$311.8	$465.2	$2,184.3	$1,713.0	$2,496.1	$2,178.2

	December 31, 2008
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$53.7	$70.2	$6,433.5	$3,133.6	$6,487.2	$3,203.8
Greater than three to six months	27.5	28.5	1,374.2	1,314.6	1,401.7	1,343.1
Greater than six to nine months	6.1	14.5	279.3	415.5	285.4	430.0
Greater than nine to twelve months	11.5	10.3	486.8	904.1	498.3	914.4
Greater than twelve months	3.5	6.5	111.3	435.2	114.8	441.7

Total fixed maturity securities, available-for-sale	$102.3	$130.0	$8,685.1	$6,203.0	$8,787.4	$6,333.0

Mortgage Loans

        Mortgage loans consist primarily of commercial mortgage loans on real estate. The carrying amount of our commercial mortgage loan portfolio was $10,121.8 million and $11,279.3 million as of December 31, 2009 and 2008, respectively. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value and reported as mortgage loans in the statements of financial position.

        Commercial mortgage loans play an important role in our investment strategy by:

  •
  providing strong risk-adjusted relative value in comparison to other investment alternatives;

  •
  enhancing total returns and

  •
  providing strategic portfolio diversification.

        As a result, we have focused on constructing a solid, high quality portfolio of mortgages. Our portfolio is generally comprised of mortgages originated with conservative loan-to-value ratios, high debt service coverages and general purpose property types with a strong credit tenancy.

        Our commercial mortgage loan portfolio consists of primarily non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of credit oriented retail properties, manufacturing office properties and general-purpose industrial properties. In addition, we have a $174.4 million and a $261.3 million short-term high yield portfolio of mortgages held within the Global Asset Management segment as of December 31, 2009 and 2008, respectively. For geographic and property type distribution of our commercial mortgage loans, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Investments."

        Credit extensions in the state of California accounted for 20% of our commercial mortgage loan portfolio for both December 31, 2009 and 2008. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

        Our commercial loan portfolio is highly diversified by borrower. As of December 31, 2009 and 2008, 31% and 30%, respectively, of the commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 1,101 and 1,223 as of December 31, 2009 and 2008, respectively. The average loan size of our commercial mortgage portfolio was $9.3 million as of both December 31, 2009 and 2008.

        Commercial Mortgage Loan Credit Monitoring.    We actively monitor and manage our commercial mortgage loan portfolio. Substantially all loans within the portfolio are analyzed regularly and are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal "watch list". Among the criteria that would indicate a potential problem are: imbalances in ratios of loan to value or contract rents to debt service, major tenant vacancies or bankruptcies, borrower sponsorship problems, late payments, delinquent taxes and loan relief/restructuring requests.

        We review our mortgage loan portfolio and analyze the need for a valuation allowance for any loan that is delinquent for 60 days or more, in process of foreclosure, restructured, on the "watch list" or that currently has a valuation allowance. We categorize loans that are 60 days or more delinquent, loans in process of foreclosure and loans to borrowers in bankruptcy that are delinquent as "problem" loans. Valuation allowances have been recognized on problem loans. Potential problem loans are loans placed on an internal "watch list" for which management has concerns as to the ability of the borrower to comply with the present loan payment terms and that may result in the loan becoming a problem or being restructured. The decision whether to classify a performing loan as a potential problem involves significant subjective judgments by management as to the likely future economic conditions and developments with respect to the borrower. We categorize loans for which the original Note Rate or Pay Rate of the mortgages have been reduced as "restructured" loans. We also consider matured loans that are refinanced at below market rates as restructured.

        The increase in the level of problem, potential problem and restructured commercial mortgages reflects the significant impact of the U.S. recession on commercial real estate. The job losses and record foreclosures in housing have negatively impacted property vacancy rates and rental rates. The areas significantly impacted by the recession (South Atlantic, Pacific and Mountain regions) account for the majority of the problem, potential problem and restructured commercial mortgages as of December 31, 2009. Apartments and retail properties in those three regions, which account for nearly half of the problem, potential problem and restructured commercial mortgages as of December 31, 2009, have been hit the hardest by falling rents and occupancies.

        The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

	December 31, 2009	December 31, 2008
	($ in millions)
Total commercial mortgages	$10,121.8	$11,279.3

Problem commercial mortgages	$96.5	$69.0
Potential problem commercial mortgages	521.0	110.0
Restructured commercial mortgages	10.3	5.5

Total problem, potential problem and restructured commercial mortgages	$627.8	$184.5

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	6.20%	1.64%

        Commercial Mortgage Loan Valuation Allowance.    The valuation allowance for commercial mortgage loans includes a loan specific allowance for impaired loans and a provision for losses based on past loss experience and current market factors believed to be adequate to absorb estimated probable credit losses. The changes in the valuation allowance are reported in net income on our consolidated statements of operations.

        Commercial mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a loss is recognized for the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral.

        When a valuation allowance is established, subsequent recoveries are credited to the valuation allowance and subsequent losses may be charged to the valuation allowance. The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and current portfolio statistics are subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, a loan's internal risk rating, composition of the loan portfolio, real estate market fundamentals, current economic conditions, loss experience and other relevant factors. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral and changes in the economic environment in general.

        The valuation allowance for PFG increased $75.5 million for the year ended December 31, 2009, and increased $14.2 million for the year ended December 31, 2008. The increase in the level of valuation allowance is related to the same market factors as those causing the increase in the level of problem, potential problem and restructured commercial mortgages. Those areas and property types most affected by the recession (apartments and retail in the South Atlantic, Mountain and Pacific regions) account for the highest levels of reserves in the Principal Life general account portfolio.

        The following table represents our commercial mortgage valuation allowance for the periods indicated:

	December 31, 2009	December 31, 2008
	($ in millions)
Balance, beginning of period	$57.0	$42.8
Provision	126.9	42.9
Releases	(51.4)	(28.7)

Balance, end of period	$132.5	$57.0

Valuation allowance as % of carrying value before reserves	1.29%	.50%

Real Estate

        Real estate consists primarily of commercial equity real estate. As of December 31, 2009 and 2008, the carrying amount of our equity real estate investment was $1,022.2 million, or 2%, and $915.2 million, or 1%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

        Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale." Real estate held for investment totaled $998.4 million and $779.8 million as of December 31, 2009 and 2008, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the years ended December 31, 2009 and 2008, there were no such impairment adjustments.

        The carrying amount of real estate held for sale as of December 31, 2009, was $23.8 million. There were no valuation allowances as of December 31, 2009. The carrying amount of real estate held for sale as of December 31, 2008, was $135.4 million, net of valuation allowance of $3.5 million. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

        We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

        Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic and West South Central regions of the United States as of December 31, 2009. By property type, there is a concentration in office and industrial site buildings that represented approximately 57% of the equity real estate portfolio as of December 31, 2009.

Other Investments

        Our other investments totaled $1,480.2 million as of December 31, 2009, compared to $2,162.4 million as of December 31, 2008. Derivative assets accounted for $1,212.7 million and $1,873.2 million in other investments as of December 31, 2009 and 2008, respectively. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

        Of our invested assets, $4.4 billion were held by our International Asset Management and Accumulation segment as of December 31, 2009. Our international investment operations consist of the investments of Principal International. The assets are managed by either our Global Asset Management segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of December 31, 2009 and 2008, were fixed maturity securities, other investments and residential mortgage loans. The following table excludes invested assets of the separate accounts.

	December 31, 2009		December 31, 2008
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities — Public	$2,767.1	62%	$2,134.2	64%
Equity securities	46.7	1	40.8	1
Mortgage loans — Residential	595.1	14	479.9	14
Real estate	12.4	—	4.2	—
Policy loans	21.2	1	15.0	1
Other investments	985.1	22	654.2	20

Total invested assets	4,427.6	100%	3,328.3	100%

Cash and cash equivalents	48.1		71.0

Total invested assets and cash	$4,475.7		$3,399.3

        Investments in equity method subsidiaries and direct financing leases accounted for $578.7 million and $373.3 million, respectively, of other investments as of December 31, 2009. Investments in equity method subsidiaries and direct financing leases accounted for $377.2 million and $265.4 million, respectively, of other investments as of December 31, 2008. The remaining other investments as of both December 31, 2009 and 2008, are primarily related to derivative assets and other short-term investments.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposures and Risk Management

        Market risk is the risk that we will incur losses due to adverse fluctuations in market rates and prices. Our primary market risk exposure is to changes in interest rates, although we also have exposures to changes in equity prices and foreign currency exchange rates.

        We enter into market-sensitive instruments primarily for purposes other than trading. The active management of market risk is an integral part of our operations. We manage our overall market risk exposure within established risk tolerance ranges by using the following approaches:

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

        We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, approximately $14.9 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity.

        We are also exposed to interest rate risk based upon the discount rate assumption used for purposes of valuing our pension and other post retirement benefit obligations. For further discussion of interest rate risk associated with these obligations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates — Benefit Plans."

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

        As of December 31, 2009, the difference between the asset and liability durations on our primary duration-managed portfolio was -0.12, as compared to -0.17 as of December 31, 2008. This duration gap indicates that, as of December 31, 2009, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $28,377.1 million and $29,440.1 million as of December 31, 2009 and 2008, respectively.

        Duration-Monitored.    For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of December 31, 2009, the weighted-average difference between the asset and liability durations on these portfolios was -0.16, as compared to +0.09 as of December 31, 2008. This duration gap indicates that, as of December 31, 2009, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $22,497.1 million and $18,017.3 million as of December 31, 2009 and 2008, respectively.

        Non Duration-Managed.    We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,745.5 million and $4,866.0 million as of December 31, 2009 and 2008, respectively.

        Using the assumptions and data in effect as of December 31, 2009, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $71.1 million, compared with an estimated $34.0 million increase as of December 31, 2008. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	December 31, 2009
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$28,377.1	3.40	(0.12)	$34.1
Duration-monitored	22,497.1	4.13	(0.16)	37.0
Non duration-managed	5,745.5	3.83	N/A	N/A

Total	$56,619.7			$71.1

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

        Debt Issued and Outstanding.    The primary risk for our long-term borrowings is interest rate risk at the time of maturity or early redemption, when we may be required to refinance these obligations. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach.

        The aggregate fair value of long-term debt, excluding accrued interest, was $1,608.4 million and $1,096.1 million, as of December 31, 2009 and 2008, respectively. As of December 31, 2009, a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $132.6 million, as compared to an estimated $59.4 million increase as of December 31, 2008. As of December 31, 2009, a 100 basis point immediate, parallel increase in interest rates would decrease the fair value of debt by approximately $114.3 million, as compared to an estimated $52.9 million decrease as of December 31, 2008. Debt is not recorded at fair value on the consolidated statements of financial position.

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

        For additional information regarding our debt, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Debt."

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

        Derivatives in our portfolio with interest rate sensitivity were in a net liability position with a fair value of $130.7 million and $384.7 million as of December 31, 2009 and 2008, respectively. The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	December 31, 2009
			Fair value (no accrued interest) of net derivative assets (liabilities)
	Notional amount	Weighted average term (years) (1)	-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$19,588.6	5.83	$(200.0)	$(130.9)	$(75.2)
Futures (2)	43.3	0.23	(2.5)	0.2	2.9

Total	$19,631.9		$(202.5)	$(130.7)	$(72.3)

(1)
Based on maturity date.

(2)
We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

        Our selection of a 100 basis point immediate, parallel increase or decrease in interest rates is a hypothetical rate scenario we use to determine potential risk. While a 100 basis point immediate, parallel increase or decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our derivative portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing derivative transactions.

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

        We estimate that as of December 31, 2009, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2008. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

        For our International Asset Management and Accumulation segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $135.7 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2009, as compared to an estimated $100.3 million, or 10%, reduction as of December 31, 2008. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $12.8 million, or 11%, reduction in the operating earnings of our international operations for the year ended December 31, 2009, as compared to an estimated $12.7 million, or 10%, reduction for the year ended December 31, 2008.

        The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

        Use of Derivatives to Manage Foreign Currency Risk.    The foreign currency risk on funding agreements and fixed maturity securities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $3,386.0 million and $4,269.2 million as of December 31, 2009 and 2008, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities was $1,867.2 million and $2,005.4 million as of December 31, 2009 and 2008, respectively.

        With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. Our operations in Chile had currency swaps with a notional amount of $31.2 million and $24.1 million as of December 31, 2009 and 2008, respectively, which were used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $91.5 million and $52.1 million as of December 31, 2009 and 2008, respectively, in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

        Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2009 or 2008.

Equity Risk

        Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of December 31, 2009 and 2008, the fair value of our equity securities was $435.5 million and $400.7 million, respectively. As of December 31, 2009, a 10% decline in the value of the equity securities would result in an unrealized loss of $43.6 million, as compared to an estimated unrealized loss of $40.1 million as of December 31, 2008.

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

        The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. For the years ended December 31, 2009 and 2008, we recognized a $0.7 million pre-tax loss and a $37.4 million pre-tax loss, respectively, on the change in fair value of the GMWB embedded derivative and a $191.7 million pre-tax loss and a $171.5 million pre-tax gain, respectively, on the derivatives used to economically hedge our GMWB market risk, which includes equity risk. The difference between the gain/loss on the GMWB embedded derivative and the related derivatives used to hedge the embedded derivative primarily relates to the changes in the spread reflecting our own creditworthiness, which is incorporated in the discount rates used to value the GMWB embedded derivative.

        The implementation of fair value measurement accounting guidance in 2008 resulted in the incorporation of a spread reflecting our own creditworthiness and additional risk margins in the valuation of the GMWB embedded derivative. Throughout the latter part of 2008 and continuing into the first quarter of 2009, the spread reflecting our own credit risk increased, which drove a significant increase in the discount rates applied, thereby reducing the fair value of the embedded derivative liability. During the second, third and fourth quarters of 2009, the spread reflecting our own credit risk decreased, thereby increasing the fair value of the embedded derivative liability to somewhat offset the decrease in fair value of the embedded derivative liability that occurred in late 2008 and the first quarter of 2009. In 2009, this resulted in the income statement impact from the changes in fair value of the embedded derivative being different than the income statement impact from the changes in fair value of the associated hedging instruments. Additionally, reflecting the actual and expected changes in value of the GMWB embedded derivative and the associated hedging instruments in our gross profits resulted in a $78.6 million pre-tax decrease and a $45.4 million pre-tax increase in DPAC amortization for the years ended December 31, 2009 and 2008, respectively.

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

        Use of Derivatives to Diversify or Hedge Credit Risk.    We purchase credit default swaps to hedge credit exposures in our investment portfolio. We sell credit default swaps to offer credit protection to investors. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Derivative Financial Instruments" under the caption, "Credit Derivatives Sold."

        We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $448.5 million and $549.0 million as of December 31, 2009 and 2008, respectively. We had credit exposure through credit default swaps with a notional amount of $15.0 million and $200.0 million as of December 31, 2009 and 2008, respectively, by investing in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $1,122.9 million and $1,199.9 million as of December 31, 2009 and 2008, respectively.

Derivative Counterparty Risk

        In conjunction with our use of derivatives, we are exposed to counterparty risk, or the risk that the counterparty fails to perform the terms of the derivative contract. We actively manage this risk by:

  •
  obtaining approval of all new counterparties by the Investment Committee;

  •
  establishing exposure limits that take into account non-derivative exposure we have with the counterparty as well as derivative exposure;

  •
  performing similar credit analysis prior to approval on each derivatives counterparty that we do when lending money on a long-term basis;

  •
  diversifying our risk across numerous approved counterparties;

  •
  limiting exposure to A+ credit or better;

  •
  conducting stress-test analysis to determine the maximum exposure created during the life of a prospective transaction;

  •
  implementing credit support annex (collateral) agreements with selected counterparties to further limit counterparty exposures, which provide for netting of exposures, and

  •
  daily monitoring of counterparty credit ratings, exposures and associated collateral levels.

        We believe the risk of incurring losses due to nonperformance by our counterparties is manageable. For further information on derivatives, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Derivative Financial Instruments."

        Based on our accounting policy, our disclosed exposure measures the fair value of derivatives that have become favorable to us and, therefore, is a combined credit exposure if all of the involved counterparties failed to fulfill their obligations. In the hypothetical scenario where all of our counterparties fail to fulfill their obligations, our exposure would be $1,342.6 million; however, including collateral received our exposure would be reduced to $947.0 million at December 31, 2009. For further information on derivative exposure, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Derivative Financial Instruments" under the caption, "Exposure."

        We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. Netting positive and negative exposures would yield an exposure of $485.4 million, which is reduced to $89.8 million with pledged collateral at December 31, 2009. As of December 31, 2009, we held total collateral of $395.6 million in the form of cash and securities and we posted $273.7 million in cash and securities as collateral to our counterparties. We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As of December 31, 2009, any deterioration in our derivative counterparties' credit would not materially impact our financial statements.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited Principal Financial Group, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). Management of Principal Financial Group, Inc. ("the Company") is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Principal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Principal Financial Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 17, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 17, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for other-than-temporary impairments on debt securities and for the treatment of noncontrolling interests effective January 1, 2009, and for the accounting for its pension and other postretirement benefits effective January 1, 2008.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 17, 2010

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,
	2009	2008
	(in millions)
Assets
Fixed maturities, available-for-sale	$46,220.6	$40,117.2
Fixed maturities, trading	1,032.4	843.4
Equity securities, available-for-sale	214.0	242.7
Equity securities, trading	221.5	158.0
Mortgage loans	11,845.6	13,113.6
Real estate	1,034.6	919.4
Policy loans	902.5	896.4
Other investments	2,465.3	2,816.6

Total investments	63,936.5	59,107.3
Cash and cash equivalents	2,240.4	2,608.0
Accrued investment income	691.9	750.7
Premiums due and other receivables	1,065.4	988.1
Deferred policy acquisition costs	3,681.4	4,153.0
Property and equipment	489.3	518.2
Goodwill	386.4	375.5
Other intangibles	851.7	925.3
Separate account assets	62,738.5	55,142.6
Other assets	1,677.9	3,613.7

Total assets	$137,759.4	$128,182.4

Liabilities
Contractholder funds	$39,801.9	$43,086.6
Future policy benefits and claims	19,248.3	18,494.2
Other policyholder funds	559.2	536.2
Short-term debt	101.6	500.9
Long-term debt	1,584.6	1,290.5
Income taxes currently payable	2.8	1.9
Deferred income taxes	120.2	102.8
Separate account liabilities	62,738.5	55,142.6
Other liabilities	5,585.9	6,457.4

Total liabilities	129,743.0	125,613.1
Stockholders' equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding at December 31, 2009 and 2008	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding at December 31, 2009 and 2008	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 447.0 million and 387.0 million shares issued, and 319.0 million and 259.3 million shares outstanding at December 31, 2009 and 2008, respectively	4.5	3.9
Additional paid-in capital	9,492.9	8,376.5
Retained earnings	4,160.7	3,722.5
Accumulated other comprehensive loss	(1,042.0)	(4,911.6)
Treasury stock, at cost (128.0 million and 127.7 million shares at December 31, 2009 and 2008, respectively)	(4,722.7)	(4,718.6)

Total stockholders' equity attributable to Principal Financial Group, Inc.	7,893.5	2,472.8
Noncontrolling interest	122.9	96.5

Total stockholders' equity	8,016.4	2,569.3

Total liabilities and stockholders' equity	$137,759.4	$128,182.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2009	2008	2007
	(in millions, except per share data)
Revenues
Premiums and other considerations	$3,750.6	$4,209.2	$4,634.1
Fees and other revenues	2,096.0	2,426.5	2,634.7
Net investment income	3,400.8	3,994.3	3,966.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	54.9	(214.8)	(14.7)
Total other-than-temporary impairment losses on available-for-sale securities	(714.1)	(479.3)	(314.1)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	260.9	—	—

Net impairment losses on available-for-sale securities	(453.2)	(479.3)	(314.1)

Net realized capital losses	(398.3)	(694.1)	(328.8)

Total revenues	8,849.1	9,935.9	10,906.5
Expenses
Benefits, claims and settlement expenses	5,334.5	6,219.9	6,435.3
Dividends to policyholders	242.2	267.3	293.8
Operating expenses	2,526.6	2,987.4	3,105.0

Total expenses	8,103.3	9,474.6	9,834.1

Income from continuing operations before income taxes	745.8	461.3	1,072.4
Income taxes (benefits)	100.1	(4.5)	208.1

Income from continuing operations, net of related income taxes	645.7	465.8	864.3
Income from discontinued operations, net of related income taxes	—	—	20.2

Net income	645.7	465.8	884.5
Net income attributable to noncontrolling interest	23.0	7.7	24.2

Net income attributable to Principal Financial Group, Inc.	622.7	458.1	860.3
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$589.7	$425.1	$827.3

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$1.98	$1.64	$3.04
Income from discontinued operations, net of related income taxes	—	—	0.08

Net income	$1.98	$1.64	$3.12

Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$1.97	$1.63	$3.01
Income from discontinued operations, net of related income taxes	—	—	0.08

Net income	$1.97	$1.63	$3.09

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders' equity
	(in millions)
Balances at January 1, 2007	$—	$0.1	$3.8	$8,141.8	$2,824.1	$846.9	$(3,955.9)	$58.8	$7,919.6
Common stock issued	—	—	0.1	73.5	—	—	—	—	73.6
Capital transactions of equity method investee, net of related income taxes	—	—	—	1.1	—	—	—	—	1.1
Stock-based compensation and additional related tax benefits	—	—	—	79.0	(1.5)	—	—	—	77.5
Treasury stock acquired, common	—	—	—	—	—	—	(756.3)	—	(756.3)
Dividends to common stockholders	—	—	—	—	(235.6)	—	—	—	(235.6)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(13.4)	(13.4)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	27.4	27.4
Comprehensive income:
Net income	—	—	—	—	860.3	—	—	24.2	884.5
Net unrealized losses, net	—	—	—	—	—	(541.9)	—	(0.1)	(542.0)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	62.5	—	0.7	63.2
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	52.7	—	—	52.7

Comprehensive income									458.4

Balances at December 31, 2007	—	0.1	3.9	8,295.4	3,414.3	420.2	(4,712.2)	97.6	7,519.3
Common stock issued	—	—	—	36.4	—	—	—	—	36.4
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.6	—	—	—	—	0.6
Stock-based compensation and additional related tax benefits	—	—	—	44.1	(1.1)	—	—	—	43.0
Treasury stock acquired, common	—	—	—	—	—	—	(6.4)	—	(6.4)
Dividends to common stockholders	—	—	—	—	(116.7)	—	—	—	(116.7)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(14.6)	(14.6)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7.0	7.0
Effects of changing postretirement benefit plan measurement date, net of related income taxes	—	—	—	—	0.9	(2.0)	—	—	(1.1)
Comprehensive loss:
Net income	—	—	—	—	458.1	—	—	7.7	465.8
Net unrealized losses, net	—	—	—	—	—	(4,487.9)	—	—	(4,487.9)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(209.4)	—	(1.2)	(210.6)
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	(632.5)	—	—	(632.5)

Comprehensive loss									(4,865.2)

Balances at December 31, 2008	$—	$0.1	$3.9	$8,376.5	$3,722.5	$(4,911.6)	$(4,718.6)	$96.5	$2,569.3

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity — (continued)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders' equity
	(in millions)
Balances at January 1, 2009	$—	$0.1	$3.9	$8,376.5	$3,722.5	$(4,911.6)	$(4,718.6)	$96.5	$2,569.3
Common stock issued	—	—	0.6	1,122.4	—	—	—	—	1,123.0
Stock-based compensation and additional related tax benefits	—	—	—	39.9	(1.9)	—	—	—	38.0
Treasury stock acquired, common	—	—	—	—	—	—	(4.1)	—	(4.1)
Dividends to common stockholders	—	—	—	—	(159.5)	—	—	—	(159.5)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(7.1)	(7.1)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(45.9)	—	—	—	0.2	(45.7)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	10.1	10.1
Effects of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	9.9	(9.9)	—	—	—
Comprehensive income:
Net income	—	—	—	—	622.7	—	—	23.0	645.7
Net unrealized gains, net	—	—	—	—	—	3,693.1	—	—	3,693.1
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(152.9)	—	—	(152.9)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	168.2	—	0.2	168.4
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	171.1	—	—	171.1

Comprehensive income									4,525.4

Balances at December 31, 2009	$—	$0.1	$4.5	$9,492.9	$4,160.7	$(1,042.0)	$(4,722.7)	$122.9	$8,016.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Operating activities
Net income	$645.7	$465.8	$884.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of related income taxes	—	—	(20.2)
Amortization of deferred policy acquisition costs	92.2	373.7	357.3
Additions to deferred policy acquisition costs	(482.4)	(680.3)	(606.1)
Accrued investment income	58.8	23.4	(52.1)
Net cash flows for trading securities	(127.4)	(348.0)	(258.2)
Premiums due and other receivables	(126.9)	(39.2)	191.8
Contractholder and policyholder liabilities and dividends	1,530.9	2,394.2	2,276.7
Current and deferred income taxes (benefits)	65.7	(219.7)	(70.3)
Net realized capital losses	398.3	694.1	328.8
Depreciation and amortization expense	138.5	145.0	130.2
Mortgage loans held for sale, acquired or originated	(61.2)	(92.0)	(83.8)
Mortgage loans held for sale, sold or repaid, net of gain	75.4	73.7	166.8
Real estate acquired through operating activities	(19.8)	(77.5)	(48.2)
Real estate sold through operating activities	5.2	24.5	43.7
Stock-based compensation	37.2	31.5	72.8
Other	12.8	(544.4)	(353.7)

Net adjustments	1,597.3	1,759.0	2,075.5

Net cash provided by operating activities	2,243.0	2,224.8	2,960.0
Investing activities
Available-for-sale securities:
Purchases	(7,933.3)	(6,605.8)	(10,520.3)
Sales	3,573.6	1,343.5	3,039.6
Maturities	4,434.3	3,207.9	4,461.6
Mortgage loans acquired or originated	(586.5)	(3,484.9)	(3,108.0)
Mortgage loans sold or repaid	1,704.4	2,902.0	2,112.8
Real estate acquired	(62.2)	(33.3)	(115.2)
Real estate sold	30.3	70.6	53.0
Net purchases of property and equipment	(26.2)	(105.0)	(98.4)
Purchases of interest in subsidiaries, net of cash acquired	(45.7)	(20.3)	(76.1)
Net change in other investments	(61.9)	(191.9)	(248.2)

Net cash provided by (used in) investing activities	$1,026.8	$(2,917.2)	$(4,499.2)

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows — (continued)

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Financing activities
Issuance of common stock	$1,123.0	$36.4	$73.6
Acquisition of treasury stock	(4.1)	(6.4)	(756.3)
Proceeds from financing element derivatives	122.0	142.2	128.7
Payments for financing element derivatives	(67.4)	(114.6)	(137.2)
Excess tax benefits from share-based payment arrangements	0.2	3.1	10.2
Dividends to common stockholders	(159.5)	(116.7)	(235.6)
Dividends to preferred stockholders	(33.0)	(33.0)	(41.2)
Issuance of long-term debt	745.1	7.9	0.2
Principal repayments of long-term debt	(468.2)	(83.3)	(115.0)
Net proceeds (repayments) of short-term borrowings	(405.1)	217.4	203.9
Investment contract deposits	4,224.1	11,349.0	9,958.9
Investment contract withdrawals	(8,752.7)	(9,813.7)	(8,209.9)
Net increase in banking operation deposits	43.9	373.1	417.1
Other	(5.7)	(5.4)	(5.3)

Net cash provided by (used in) financing activities	(3,637.4)	1,956.0	1,292.1
Discontinued operations
Net cash provided by operating activities	—	—	2.5
Net cash used in investing activities	—	—	(1.3)
Net cash used in financing activities	—	—	(0.5)

Net cash provided by discontinued operations	—	—	0.7

Net increase (decrease) in cash and cash equivalents	(367.6)	1,263.6	(246.4)
Cash and cash equivalents at beginning of year	2,608.0	1,344.4	1,590.8

Cash and cash equivalents at end of year	$2,240.4	$2,608.0	$1,344.4

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$—	$(0.7)
At end of year	$—	$—	$—
Supplemental Information:
Cash paid for interest	$129.9	$111.3	$115.1
Cash paid for income taxes	$75.4	$206.1	$245.9

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2009

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

        We have evaluated subsequent events through February 17, 2010, which was the date our consolidated financial statements were issued.

        Reclassifications have been made to prior period financial statements to conform to the December 31, 2009, presentation. See Recent Accounting Pronouncements for impact of new accounting guidance on prior period financial statements.

Closed Block

        Principal Life Insurance Company ("Principal Life") operates a closed block ("Closed Block") for the benefit of individual participating dividend-paying policies in force at the time of the 1998 mutual insurance holding company ("MIHC") formation. See Note 7, Closed Block, for further details.

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance will be effective for us on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which will be effective for us on January 1, 2011. This guidance will not have a material impact on our consolidated financial statements.

        In September 2009, FASB issued authoritative guidance for measuring the fair value of certain alternative investments and to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share. This guidance was effective for us on October 1, 2009, and did not have a material impact on our consolidated financial statements.

        In August 2009, the FASB issued authoritative guidance to provide additional guidance on measuring the fair value of liabilities. This guidance clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a quoted price in an active market, an entity must use one or more of the following valuation techniques to estimate fair value: (1) a valuation technique that uses a quoted price (a) of an identical liability when traded as an asset or (b) of a similar liability when traded as an asset; or (2) another valuation technique such as (a) a present value technique or (b) a technique based on the amount an entity would pay to transfer the identical liability or would receive to enter into an identical liability. This guidance was effective for us on October 1, 2009, and did not have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

        In June 2009, the FASB issued authoritative guidance for the establishment of the FASB Accounting Standards Codification™ ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This guidance was effective for us on July 1, 2009, and did not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. The most significant change is the elimination of the concept of a qualifying special-purpose entity. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. This guidance will be effective for us on January 1, 2010, and is not expected to have a material impact on our consolidated financial statements.

        Also in June 2009, the FASB issued authoritative guidance related to the accounting for VIEs, which amends prior guidance and requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Furthermore, we are required to enhance disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a VIE. The enhanced disclosures are required for any enterprise that holds a variable interest in a VIE. This guidance will be effective for us on January 1, 2010, and will result in the consolidation of additional entities in our consolidated financial statements and additional required disclosures. We do not anticipate these changes will have a material impact on our consolidated financial statements. On January 27, 2010, the FASB agreed to issue an amendment to this guidance. The amendment, when issued, will indefinitely defer the consolidation requirements for reporting enterprises' interests in entities that have the characteristics of investment companies and regulated money market funds. The amendment will be effective for us on January 1, 2010.

        In April 2009, the FASB issued authoritative guidance which relates to the recognition and presentation of an other-than-temporary impairment ("OTTI") of securities and requires additional disclosures. The recognition provisions apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both debt and equity securities. An impaired debt security will be considered other-than-temporarily impaired if a holder has the intent to sell, or it more likely than not will be required to sell prior to recovery of the amortized cost. If a holder of a debt security does not expect recovery of the entire cost basis, even if there is no intention to sell the security, it will be considered an OTTI as well. This guidance also changes how an entity recognizes an OTTI for a debt security by separating the loss between the amount representing the credit loss and the amount relating to other factors, if a holder does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses will be recognized in net income and losses relating to other factors will be recognized in other comprehensive income ("OCI"). If the holder has the intent to sell or it more likely than not will be required to sell before its recovery of amortized cost less any current period credit loss, the entire OTTI will continue to be recognized in net income. Furthermore, this guidance requires a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to accumulated OCI. We adopted this guidance effective January 1, 2009. The cumulative change in accounting principle from adopting this guidance resulted in a net $9.9 million increase to retained earnings and a corresponding decrease to accumulated OCI. The required disclosures have been included in our consolidated financial statements.

        Also in April 2009, the FASB issued authoritative guidance which provides additional information on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. It also provides additional guidance on circumstances that may indicate a transaction is not orderly. Further, it requires additional disclosures about fair value measurements in annual and interim reporting periods. We adopted this guidance effective January 1, 2009, and it did not have a material impact on our consolidated financial statements. See Note 15, Fair Value of Financial Instruments, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

        In January 2009, the FASB issued authoritative guidance related to the assessment of the OTTI of certain beneficial interests in securitized financial assets, which eliminated the requirement that a financial instrument holder's best estimate of cash flows be based upon those that a market participant would use. Instead, this guidance requires the use of management's judgment in the determination of whether it is probable there has been an adverse change in estimated cash flow. This guidance was effective for us on October 1, 2008, and did not have a material impact on our consolidated financial statements.

        In December 2008, the FASB issued authoritative guidance requiring additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs. This guidance was effective for us on October 1, 2008. We have included the required disclosures in our consolidated financial statements. See Note 4, Variable Interest Entities for further details.

        In September 2008, the FASB issued authoritative guidance (1) requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument and (2) requiring an additional disclosure about the current status of the payment/performance risk of a guarantee. This guidance was effective for us on October 1, 2008. We have included the required disclosures in our consolidated financial statements. See Note 6, Derivative Financial Instruments, for further details relating to our credit derivatives.

        In March 2008, the FASB issued authoritative guidance requiring (1) qualitative disclosures about objectives and strategies for using derivatives, (2) quantitative disclosures about fair value amounts of gains and losses on derivative instruments and related hedged items and (3) disclosures about credit-risk-related contingent features in derivative instruments. The disclosures are intended to provide users of financial statements with an enhanced understanding of how and why derivative instruments are used, how they are accounted for and the financial statement impacts. We adopted these changes on January 1, 2009. See Note 6, Derivative Financial Instruments, for further details.

        In December 2007, the FASB issued authoritative guidance requiring that the acquiring entity in a business combination establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including any noncontrolling interests, and requires the acquirer to disclose additional information needed to more comprehensively evaluate and understand the nature and financial effect of the business combination. In addition, direct acquisition costs are to be expensed. We adopted this guidance on January 1, 2009, and all requirements are applied prospectively.

        Also in December 2007, the FASB issued authoritative guidance mandating the following changes to noncontrolling interests:

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

  (3)
  This guidance revises the accounting requirements for changes in a parent's ownership interest when the parent retains control and for changes in a parent's ownership interest that results in deconsolidation.

        We adopted this guidance on January 1, 2009. Presentation and disclosure requirements have been applied retrospectively for all periods presented. All other requirements have been applied prospectively. Certain separate account arrangements involve ownership of mutual funds to support the investment objective of the separate account. It is possible that, through a separate account arrangement, greater than 50% of the mutual fund shares could be owned. The accounting guidance for this circumstance is not well defined, but we, like many other insurers, do not consolidate the mutual fund as we believe the arrangement qualifies for the exemption afforded investment companies. In September 2009, the FASB issued proposed guidance addressing an insurer's accounting for majority-owned investments through a separate account. The comment period for this proposed guidance ended on October 26, 2009, and while the final outcome is still uncertain, the guidance as exposed supports our position.

        In February 2007, the FASB issued authoritative guidance permitting entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value. Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income. The decision about whether to elect the fair value option (1) is applied instrument by instrument, with certain exceptions (2) is irrevocable and (3) is applied to an entire instrument and not only to specified risks, specific cash flows, or portions of that instrument. This guidance also requires additional disclosures that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. At the effective date, the fair value option may be elected for eligible items that exist at that date and the effect of the first remeasurement to fair value for those items should be reported as a cumulative effect adjustment to retained earnings. We adopted this guidance on January 1, 2008, and the resulting cumulative effect of the change in accounting principle was immaterial. Therefore, the pre-tax cumulative effect of the change in accounting principle is reflected in net realized capital gains (losses). Election of this option upon acquisition or assumption of eligible items could introduce period to period volatility in net income.

        In September 2006, the FASB issued authoritative guidance related to defined benefit pension plans and other postretirement benefit plans, which eliminated the ability to choose a measurement date by requiring that plan assets and benefit obligations be measured as of the annual balance sheet date. This guidance was effective for us on December 31, 2008. For 2007, we used a measurement date of October 1 for the measurement of plan assets and benefit obligations. Two transition methods were available when implementing the change in measurement date for 2008. We chose the alternative that allowed us to use the October 1, 2007, measurement date as a basis for determining the 2008 expense and transition adjustment. The effect of changing the measurement date resulted in a $0.9 million increase to retained earnings and a $2.0 million decrease to accumulated OCI in the first quarter of 2008.

        In September 2006, the FASB issued authoritative guidance for using fair value to measure assets and liabilities, which applies whenever other standards require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value measurement. This guidance establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and requires fair value measurements to be separately disclosed by level within the hierarchy. In February 2008, the FASB deferred the effective date of this guidance for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. In February 2008, the FASB issued authoritative guidance excluding instruments covered by lease accounting and its related interpretive guidance from the scope of its fair value measurement guidance. In October 2008, the FASB issued authoritative guidance which clarifies the application of its fair value measurement guidance in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. Our adoption of the FASB's fair value measurement guidance on January 1, 2008, for assets and liabilities measured at fair value on a recurring basis and financial assets and liabilities measured at fair value on a nonrecurring basis did not have a material impact on our consolidated financial statements. We deferred the adoption for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until January 1, 2009, which also did not have a material impact on our consolidated financial statements. See Note 15, Fair Value of Financial Instruments, for further details.

        In July 2006, the FASB issued authoritative guidance prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This guidance requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. In addition, this guidance requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. We adopted this guidance on January 1, 2007, which did not have a material impact on our consolidated financial statements. See Note 11, Income Taxes, for further details.

        In March 2006, the FASB issued authoritative guidance which (1) requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, (3) for subsequent measurement of each class of separately recognized servicing assets and liabilities, an entity can elect either the amortization or fair value measurement method, (4) permits a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, without calling into question the treatment of other available-for-sale securities, provided the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities measured at fair value in the statement of financial position and also requires additional disclosures. For us, the initial measurement requirements of this statement should be applied prospectively to all transactions entered into after January 1, 2007. The election related to the subsequent measurement of servicing assets and liabilities was also effective for us on January 1, 2007. We did not elect to subsequently measure any of our servicing rights at fair value or reclassify any available-for-sale securities to trading.

        In February 2006, the FASB issued authoritative guidance which (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

interest-only and principal-only strips are not subject to the requirements of derivative accounting guidance (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (5) eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. For us, this guidance was effective for all financial instruments acquired or issued after January 1, 2007. At adoption, the fair value election could also be applied to hybrid financial instruments that had been bifurcated under derivative accounting guidance prior to adoption of this guidance. We adopted this guidance on January 1, 2007, and did not apply the fair value election to any existing hybrid financial instruments that had been bifurcated.

        In September 2005, the AICPA issued authoritative guidance relating to accounting for deferred policy acquisition costs ("DPAC") when insurance or investment contracts are modified or exchanged. An internal replacement of an insurance or investment contract is defined as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized DPAC, unearned revenue liabilities, and deferred sales inducement costs from the replaced contract should be written off and acquisition costs on the new contracts deferred as appropriate. This guidance was effective for internal replacements occurring prospectively beginning in 2007. Adoption of this guidance did not have a material impact on our consolidated financial statements.

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

  •
  the DPAC and other actuarial balances where the amortization is based on estimated gross profits;

  •
  the measurement of goodwill, indefinite lived intangible assets, finite lived intangible assets and related impairments, if any;

  •
  the liability for future policy benefits and claims;

  •
  the value of our pension and other postretirement benefit obligations and

  •
  accounting for income taxes and the valuation of deferred tax assets.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

Investments

        Fixed maturity securities include bonds, mortgage-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Equity securities include mutual funds, common stock and nonredeemable preferred stock. We classify fixed maturity securities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 15, Fair Value of Financial Instruments, for policies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders' equity, net of adjustments related to DPAC, sales inducements, unearned revenue reserves, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). We also have trading securities portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturity securities. Mark-to-market adjustments related to these trading securities are reflected in net investment income.

        The cost of fixed maturity securities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturity securities and equity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are primarily reported in net income as a component of net realized capital gains (losses), with noncredit impairment losses for certain fixed maturity securities reported in OCI. See further discussion in Note 5, Investments. For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated cash flows.

        Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost bases of the properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $35.4 million and $139.6 million as of December 31, 2009 and 2008, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

        Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, net of valuation allowances. Any changes in the valuation allowances are reported in net income as net realized capital gains (losses). We measure impairment based upon the difference between carrying value and estimated value. Estimated value is based on either the present value of expected cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. If foreclosure is probable, the measurement of any valuation allowance is based upon the fair value of the collateral. We had commercial mortgage loans held for sale in the amount of $3.4 million and $12.9 million at December 31, 2009 and 2008, respectively, which are carried at the lower of cost or fair value and reported as mortgage loans in the consolidated statements of financial position.

        Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other than temporary impairments of securities, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance and impairments of real estate held for investment. Investment gains and losses on sales of certain real estate held for sale, which do not meet the criteria for classification as a discontinued operation and mark-to-market adjustments on certain trading securities are reported as net investment income and are excluded from net realized capital gains (losses).

        Policy loans and other investments, excluding investments in unconsolidated entities, are primarily reported at cost.

Derivatives

        Overview.    Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivatives generally used by us include interest rate swaps, swaptions, futures, currency swaps, currency forwards, credit default swaps, treasury lock agreements, commodity swaps and options. Derivatives may be exchange traded or contracted in the over-the-counter market. Derivative positions are either assets

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

or liabilities in the consolidated statements of financial position and are measured at fair value, generally by obtaining quoted market prices or through the use of pricing models. See Note 15, Fair Value of Financial Instruments, for policies related to the determination of fair value. Fair values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, and market volatility and liquidity.

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

  (c)
  a hedge of a net investment in a foreign operation or

  (d)
  a derivative not designated as a hedging instrument.

        Our accounting for the ongoing changes in fair value of a derivative depends on the intended use of the derivative and the designation, as described above, and is determined when the derivative contract is entered into or at the time of redesignation. Hedge accounting is used for derivatives that are specifically designated in advance as hedges and that reduce our exposure to an indicated risk by having a high correlation between changes in the value of the derivatives and the items being hedged at both the inception of the hedge and throughout the hedge period.

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

        Cash Flow Hedges.    When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded as a component of OCI. Any hedge ineffectiveness is recorded immediately in net income. At the time the variability of cash flows being hedged impacts net income, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in net income.

        Net Investment in a Foreign Operation Hedge.    When a derivative is used as a hedge of a net investment in a foreign operation, its change in fair value, to the extent effective as a hedge, is recorded as a component of OCI. Any hedge ineffectiveness is recorded immediately in net income. If the foreign operation is sold or upon complete or substantially complete liquidation, the deferred gains or losses on the derivative instrument are reclassified into net income.

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

        If it is determined that a derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the consolidated statements of financial position at its fair value, with changes in fair value recognized prospectively in net realized capital gains (losses). The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value pursuant to hedging rules and the existing basis adjustment is amortized to the consolidated statements of operations line associated with the asset or liability. The component of OCI related to discontinued cash flow hedges that are no longer highly effective is amortized to the consolidated statements of operations consistent with the net income

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

impacts of the original hedged cash flows. If a cash flow hedge is discontinued because a hedged forecasted transaction is no longer probable, the deferred gain or loss is immediately reclassified from OCI into net income.

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

Contractholder and Policyholder Liabilities

        Contractholder and policyholder liabilities (contractholder funds, future policy benefits and claims and other policyholder funds) include reserves for investment contracts and reserves for universal life, term life insurance, participating traditional individual life insurance, group life insurance, accident and health insurance and disability income policies, as well as a provision for dividends on participating policies.

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

        Participating business represented approximately 17%, 17% and 18% of our life insurance in force and 55%, 57% and 57% of the number of life insurance policies in force at December 31, 2009, 2008 and 2007, respectively. Participating business represented approximately 52%, 54% and 53% of life insurance premiums for the years ended December 31, 2009, 2008 and 2007, respectively. The amount of dividends to policyholders is declared annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

        Some of our policies and contracts require payment of fees or other policyholder assessments in advance for services that will be rendered over the estimated lives of the policies and contracts. These payments are established as unearned revenue liabilities upon receipt and included in other policyholder funds in the consolidated statements of financial position. These unearned revenue reserves are amortized to operations over the estimated lives of these policies and contracts in relation to the emergence of estimated gross profit margins.

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

        Group life and health insurance premiums are generally recorded as premium revenue over the term of the coverage. Certain group contracts contain experience premium refund provisions based on a pre-defined formula that reflects their claim experience. Experience premium refunds reduce revenue over the term of the coverage and are adjusted to reflect current experience. Related policy benefits and expenses for group life and health insurance products are associated with earned premiums and result in the recognition of profits over the term of the policies and contracts. Fees for contracts providing claim processing or other administrative services are recorded as revenue over the period the service is provided.

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

        DPAC for universal life-type insurance contracts, participating life insurance policies and certain investment contracts are being amortized over the lives of the policies and contracts in relation to the emergence of estimated gross profit margins. This amortization is adjusted in the current period when estimated gross profits are revised. For individual variable life insurance, individual variable annuities and group annuities which have separate account equity investment options, we utilize a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth assumption used for the amortization of DPAC. The DPAC of nonparticipating term life insurance and individual disability policies are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities.

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

Deferred Policy Acquisition Costs on Internal Replacements

        All insurance and investment contract modifications and replacements are reviewed to determine if the internal replacement results in a substantially changed contract. If so, the acquisition costs, sales inducements and unearned

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

revenue associated with the new contract are deferred and amortized over the lifetime of the new contract. In addition, the existing DPAC, sales inducement costs and unearned revenue balances associated with the replaced contract are written off. If an internal replacement results in a substantially unchanged contract, the acquisition costs, sales inducements and unearned revenue associated with the new contract are immediately recognized in the period incurred. In addition, the existing DPAC, sales inducement costs or unearned revenue balance associated with the replaced contract is not written off, but instead is carried over to the new contract.

Long-Term Debt

        Long-term debt includes notes payable, nonrecourse mortgages and other debt with a maturity date greater than one year at the date of issuance. Current maturities of long-term debt are classified as long-term debt in our statement of financial position.

Reinsurance

        We enter into reinsurance agreements with other companies in the normal course of business. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2009 and 2008, our largest exposures to a single third-party reinsurer in our individual life insurance business was $22.0 billion and $18.5 billion of life insurance in force, representing 14% and 11% of total net individual life insurance in force, respectively. The financial statement exposure is limited to the reinsurance recoverable related to this single third party reinsurer, which was $26.8 million and $18.1 million at December 31, 2009 and 2008, respectively.

        The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Premiums and other considerations:
Direct	$4,047.6	$4,495.1	$4,751.3
Assumed	5.2	9.7	160.0
Ceded	(302.2)	(295.6)	(277.2)

Net premiums and other considerations	$3,750.6	$4,209.2	$4,634.1

Benefits, claims and settlement expenses:
Direct	$5,564.5	$6,440.8	$6,489.7
Assumed	38.9	43.5	190.4
Ceded	(268.9)	(264.4)	(244.8)

Net benefits, claims and settlement expenses	$5,334.5	$6,219.9	$6,435.3

Separate Accounts

        The separate account assets presented in the consolidated financial statements represent the fair market value of funds that are separately administered by us for contracts with equity, real estate and fixed income investments. The separate account contract owner, rather than us, bears the investment risk of these funds. The separate account assets are legally segregated and are not subject to claims that arise out of any of our other business. We receive fees for mortality, withdrawal, and expense risks, as well as administrative, maintenance and investment advisory services that are included in the consolidated statements of operations. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statements of operations.

        At December 31, 2009 and 2008, the separate accounts include a separate account valued at $191.5 million and $207.4 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Income Taxes

        We file a U.S. consolidated income tax return that includes all of our qualifying subsidiaries. In addition, we file income tax returns in all states and foreign jurisdictions in which we conduct business. Our policy of allocating income tax expenses and benefits to companies in the group is generally based upon pro rata contribution of taxable income or operating losses. We are taxed at corporate rates on taxable income based on existing tax laws. Current income taxes are charged or credited to net income based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are provided for the tax effect of temporary differences in the financial reporting and income tax bases of assets and liabilities and net operating losses using enacted income tax rates and laws. The effect on deferred income tax assets and deferred income tax liabilities of a change in tax rates is recognized in operations in the period in which the change is enacted.

Foreign Exchange

        Assets and liabilities of our foreign subsidiaries and affiliates denominated in non-U.S. dollars, where the U.S. dollar is not the functional currency, are translated into U.S. dollar equivalents at the year-end spot foreign exchange rates. Resulting translation adjustments are reported as a component of stockholders' equity, along with any related hedge and tax effects. Revenues and expenses for these entities are translated at the average exchange rates for the year. Revenue, expense and other foreign currency transaction and translation adjustments that affect cash flows are reported in net income, along with related hedge and tax effects.

Goodwill and Other Intangibles

        Goodwill and other intangibles include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and indefinite-lived intangible assets are not amortized. Rather, they are tested for impairment during the fourth quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested at the reporting unit level to which it was assigned. A reporting unit is an operating segment or a business one level below that operating segment, if financial information is prepared and regularly reviewed by management at that level. Once goodwill has been assigned to a reporting unit, it is no longer associated with a particular acquisition; therefore all of the activities within a reporting unit, whether acquired or organically grown, are available to support the goodwill value. Impairment testing for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.

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

2. Discontinued Operations

Real Estate Investments

        In 2007, we sold a real estate property previously held for investment purposes. This property qualifies for discontinued operations treatment. Therefore, the income from the discontinued operation has been removed from our results of continuing operations for all periods presented. The gain on disposal, which is reported in our Corporate segment, is excluded from segment operating earnings for all periods presented. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to the discontinued operation in our consolidated statements of cash flows. Additionally, the information included in the notes to the financial statements excludes information applicable to this property, unless otherwise noted.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

2. Discontinued Operations — (continued)

        The property was sold to take advantage of positive real estate market conditions in a specific geographic location and to further diversify our real estate portfolio.

        Selected financial information for the discontinued operation is as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Total revenues	$—	$—	$0.3

Income from discontinued operation attributable to Principal Financial Group, Inc.:
Income before income taxes	$—	$—	$0.3
Income taxes	—	—	0.1
Gain on disposal of discontinued operation	—	—	32.8
Income taxes on disposal	—	—	12.8

Net income	$—	$—	$20.2

3. Goodwill and Other Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill reported in our segments for 2008 and 2009 were as follows:

	U.S. Asset Accumulation	Global Asset Management	International Asset Management and Accumulation	Life and Health Insurance	Corporate	Consolidated
	(in millions)
Balances at January 1, 2008	$71.7	$156.9	$57.6	$88.4	$0.1	$374.7
Goodwill from acquisitions	2.1	12.1	—	—	—	14.2
Foreign currency translation	—	—	(12.2)	—	—	(12.2)
Other	(1.2)	—	—	0.1	(0.1)	(1.2)

Balances at December 31, 2008	72.6	169.0	45.4	88.5	—	375.5
Foreign currency translation	—	—	10.9	—	—	10.9

Balances at December 31, 2009	$72.6	$169.0	$56.3	$88.5	$—	$386.4

Finite Lived Intangibles

        Amortized intangible assets that continue to be subject to amortization over a weighted average remaining expected life of 13 years were as follows:

	December 31,
	2009			2008
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Present value of future profits	$160.6	$62.2	$98.4	$135.7	$51.3	$84.4
Other finite lived intangibles	223.4	138.7	84.7	292.0	119.7	172.3

Total amortized intangibles	$384.0	$200.9	$183.1	$427.7	$171.0	$256.7

        Present Value of Future Profits.    Present value of future profits ("PVFP") represents the present value of estimated future profits to be generated from existing insurance contracts in-force at the date of acquisition and is amortized over the expected policy or contract duration in relation to estimated gross profits. Interest rates used to calculate the estimated interest accruals were 9.00% for all years related to PVFP generated from Mexico acquisitions and 6.36% in 2007, related to PVFP generated from Chile acquisitions.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

3. Goodwill and Other Intangible Assets — (continued)

        The changes in the carrying amount of PVFP, reported in our International Asset Management and Accumulation segment for 2007, 2008 and 2009, were as follows (in millions):

Balance at January 1, 2007	$106.7
Interest accrued	9.4
Amortization	(0.1)
Impairments	(1.3)
Foreign currency translation	(0.8)
Other	(0.3)

Balance at December 31, 2007	113.6
Interest accrued	9.5
Amortization	(15.8)
Foreign currency translation	(22.9)

Balance at December 31, 2008	84.4
Interest accrued	7.6
Amortization	(8.9)
Foreign currency translation	5.1
Other	10.2

Balance at December 31, 2009	$98.4

        At December 31, 2009, the estimated amortization expense related to PVFP for the next five years is as follows (in millions):

Year ending December 31:
2010	$2.6
2011	2.4
2012	3.0
2013	3.8
2014	4.7

        Other Finite Lived Intangible Assets.    During 2009 and 2008, we recognized an impairment of $6.5 million and $12.3 million, respectively, associated with a customer-based intangible acquired as part of our acquisition of WM Advisors, Inc. This impairment had no impact on our consolidated statement of operations for the U.S. Asset Accumulation segment, as the cash flows associated with this intangible are credited to an outside party. We recorded no significant impairments in 2007. The amortization expense for intangible assets with finite useful lives was $35.2 million, $44.6 million and $50.0 million for 2009, 2008 and 2007, respectively. At December 31, 2009, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2010	$12.6
2011	10.9
2012	9.2
2013	7.2
2014	5.0

Indefinite Lived Intangible Assets

        The net carrying amount of unamortized indefinite-lived intangible assets was $668.6 million as of both December 31, 2009 and 2008, respectively. Of this balance, $608.0 million relates to investment management contracts associated with our December 31, 2006, acquisition of WM Advisors, Inc.

4. Variable Interest Entities

        We have relationships with various types of special purpose entities and other entities where we have a variable interest. The following serves as a discussion of investments in entities that meet the definition of a VIE.

Consolidated Variable Interest Entities

        Synthetic Collateralized Debt Obligation.    On May 26, 2005, we invested $130.0 million in a secured credit-linked note issued by a grantor trust. The trust entered into a credit default swap providing credit protection on the first 45% of loss of seven mezzanine tranches totaling $288.9 million of seven synthetic reference portfolios. Subordination for the seven mezzanine tranches ranged from 1.29% to 4.79%. Therefore, defaults in an underlying reference portfolio only affected

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Variable Interest Entities — (continued)

the credit-linked note if cumulative losses exceeded the subordination of a synthetic reference portfolio. As of December 31, 2008, the credit default swap entered into by the trust had an outstanding notional amount of $130.0 million. The credit default swap counterparties of the grantor trusts had no recourse to our assets. In October 2009, the grantor trust was terminated and we received $122.2 million in cash.

        We determined that this grantor trust was a VIE and that we were the primary beneficiary of the trust as we were the sole investor in the trust and the manager of the synthetic reference portfolios. Upon consolidation of the trust, as of December 31, 2008, our consolidated statements of financial position included $93.5 million of available-for-sale fixed maturity securities, which represented the collateral held by the trust. The assets of the trust were held by a trustee and could only be liquidated to settle obligations of the trust. These obligations included losses on the synthetic reference portfolio and the return of investments due to maturity or termination of the trust. As of December 31, 2008, our consolidated statements of financial position included $53.4 million of other liabilities representing derivative market values of the trust.

        During the year December 31, 2008 and 2007, the credit default swaps had a change in fair value that resulted in a $54.5 million pre-tax loss and $3.2 million pre-tax loss, respectively. During the year ended December 31, 2009, we recognized a pre-tax gain of $49.8 million related to the change in fair value and termination of the credit default swaps.

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

        We have determined that these grantor trusts are VIEs as our interest-only certificates are exposed to the majority of the risk of loss due to interest rate risk. The restricted interest periods end between 2016 and 2020 and, at that time, the residual certificate holders' certificates are redeemed by the trust in return for the notes. We have determined that it will be necessary for us to consolidate these entities until the expiration of the interest-only period. As of December 31, 2009 and 2008, our consolidated statements of financial position include $226.6 million and $212.2 million, respectively, of undated subordinated floating rate notes of the grantor trusts, which are classified as available-for-sale fixed maturity securities and represent the collateral held by the trust. The obligation to deliver the underlying securities to the residual certificate holders of $89.1 million and $103.8 million as of December 31, 2009 and 2008, respectively, is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying securities. The creditors of the grantor trusts have no recourse to our assets.

        Other.    In addition to the entities above, we have a number of relationships with a disparate group of entities, which meet the criteria for VIEs. Due to the nature of our direct investment in the equity and/or debt of these VIEs, we are the primary beneficiary of such entities, which requires us to consolidate them. These entities include five private investment vehicles and several hedge funds. The consolidation of these VIEs did not have a material effect on either our consolidated statements of financial position as of December 31, 2009 or 2008, or results of operations for the years ended December 31, 2009, 2008 and 2007. For these entities, the creditors have no recourse to our assets.

        The carrying amount and classification of other consolidated VIE assets that are pledged as collateral that the VIEs have designated for their other obligations and the debt of the VIEs are as follows:

	December 31,
	2009	2008
	(in millions)
Fixed maturity securities, available-for-sale	$59.2	$103.8
Fixed maturity securities, trading	19.8	17.2
Equity securities, trading	90.9	30.7
Cash and other assets	119.8	140.8

Total assets pledged as collateral	$289.7	$292.5

Long-term debt and other obligations	$178.9	$248.6

        The assets of the trusts are held by a trustee and can only be liquidated to settle obligations of the trusts. These obligations primarily include unrealized losses on derivatives, the synthetic reference portfolios or financial guarantees and the return of investments due to maturity or termination of the trusts. As of December 31, 2009 and 2008, these

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Variable Interest Entities — (continued)

entities had long-term debt of $81.2 million and $142.6 million, respectively, all of which was issued to our affiliates and, therefore, eliminated upon consolidation.

Significant Unconsolidated Variable Interest Entities

        We hold a significant variable interest in a number of VIEs where we are not the primary beneficiary. These entities include private investment vehicles that have issued trust certificates that are recorded as available-for-sale fixed maturity securities in the consolidated statements of financial position.

        On September 21, 2001, we entered into a transaction where a third party transferred funds to a trust. The trust purchased shares of a specific money market fund and then separated the cash flows of the money market shares into share receipts and dividend receipts. The dividend receipts entitle the holder to dividends paid for a specified term while the share receipts, purchased at a discount, entitle the holder to dividend payments subsequent to the term of the dividend receipts and the rights to the underlying shares. We purchased $150.0 million par value of the share receipts at a significant discount. After the restricted dividend period ends on December 21, 2021, we, as the share receipt holder, have the right to terminate the trust agreement and will receive the underlying money market fund shares. We determined the primary beneficiary is the dividend receipt holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our investment in the share receipts as measured by amortized cost.

        On June 20, 1997, we entered into a transaction in which we purchased a residual trust certificate with a par value of $100.0 million. The trust separated the cash flows of an underlying security into an interest-only certificate that entitles the third party certificate holder to the stated interest on the underlying security through May 15, 2017, and a residual certificate entitling the holder to interest payments subsequent to the term of the interest-only certificates and any principal payments. Subsequent to the restricted interest period, we, as the residual certificate holder, have the right to terminate the trust agreement and will receive the underlying security. We determined the primary beneficiary is the interest-only certificate holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our investment in the residual trust certificate as measured by amortized cost. The only assets of the trust are corporate bonds which are guaranteed by a foreign government.

        The classification of the asset, carrying value and maximum loss exposure for our significant unconsolidated VIEs as of December 31, 2009 and 2008, are as follows (in millions):

	Classification of asset	Asset carrying value	Maximum exposure to loss
December 31, 2009
$150.0 million Trust Share Receipts	Fixed maturities — available-for-sale	$79.7	$78.0
$100.0 million Residual Trust Certificate	Fixed maturities — available-for-sale	$83.1	$66.2
December 31, 2008
$150.0 million Trust Share Receipts	Fixed maturities — available-for-sale	$61.2	$73.7
$100.0 million Residual Trust Certificate	Fixed maturities — available-for-sale	$101.9	$61.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Investments

Fixed Maturities and Equity Securities

        The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated OCI ("AOCI") and fair value of fixed maturities and equity securities available-for-sale as of December 31, 2009 and 2008, are summarized as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(in millions)
December 31, 2009
Fixed maturities, available-for-sale:
U.S. government and agencies	$550.1	$9.1	$0.5	$—	$558.7
Non-U.S. governments	741.5	114.8	1.4	—	854.9
States and political subdivisions	2,008.7	53.4	13.5	—	2,048.6
Corporate	32,767.0	1,296.8	1,075.0	58.0	32,930.8
Residential mortgage-backed securities	3,049.5	87.4	3.8	—	3,133.1
Commercial mortgage-backed securities	4,898.0	20.9	1,211.5	107.7	3,599.7
Collateralized debt obligations	607.5	1.8	200.7	39.0	369.6
Other debt obligations	2,994.1	34.6	229.8	73.7	2,725.2

Total fixed maturities, available-for-sale	$47,616.4	$1,618.8	$2,736.2	$278.4	$46,220.6

Total equity securities, available-for-sale	$231.1	$17.2	$34.3		$214.0

December 31, 2008
Fixed maturities, available-for-sale:
U.S. government and agencies	$548.4	$46.9	$0.1		$595.2
Non-U.S. governments	757.7	96.2	15.4		838.5
States and political subdivisions	2,113.8	32.6	120.9		2,025.5
Corporate — public	21,743.4	200.1	3,064.9		18,878.6
Corporate — private	12,315.9	153.8	2,104.3		10,365.4
Mortgage-backed and other asset-backed securities	10,346.2	79.5	3,011.7		7,414.0

Total fixed maturities, available-for-sale	$47,825.4	$609.1	$8,317.3		$40,117.2

Total equity securities, available-for-sale	$307.9	$29.1	$94.3		$242.7

        The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2009, by expected maturity, were as follows:

	Amortized Cost	Fair value
	(in millions)
Due in one year or less	$1,559.1	$1,587.0
Due after one year through five years	13,698.4	14,099.4
Due after five years through ten years	9,265.7	9,383.4
Due after ten years	11,544.1	11,323.2

	36,067.3	36,393.0
Mortgage-backed and other asset-backed securities	11,549.1	9,827.6

Total	$47,616.4	$46,220.6

        Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Investments — (continued)

Net Investment Income

        Major categories of net investment income are summarized as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Fixed maturities, available-for-sale	$2,679.3	$3,054.5	$2,836.2
Fixed maturities, trading	37.9	51.3	33.0
Equity securities, available-for-sale	16.8	16.3	24.2
Equity securities, trading	2.5	2.6	2.8
Mortgage loans	688.9	821.6	818.6
Real estate	35.9	54.6	74.9
Policy loans	62.0	58.3	52.6
Cash and cash equivalents	13.0	57.0	105.9
Derivatives	(128.3)	(49.1)	41.7
Other	104.3	70.9	123.4

Total	3,512.3	4,138.0	4,113.3
Less investment expenses	(111.5)	(143.7)	(146.8)

Net investment income	$3,400.8	$3,994.3	$3,966.5

Net Realized Capital Gains and Losses

        The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$123.3	$50.8	$35.2
Gross losses	(703.9)	(438.7)	(280.9)
Portion of OTTI losses recognized in OCI	260.9	—	—
Hedging, net	(229.1)	496.3	151.8
Fixed maturities, trading	49.3	(61.7)	1.7
Equity securities, available-for-sale:
Gross gains	27.0	12.0	8.0
Gross losses	(46.5)	(56.6)	(54.3)
Equity securities, trading	39.4	(65.7)	23.0
Mortgage loans	(153.6)	(44.8)	(7.1)
Derivatives	263.3	(645.1)	(228.5)
Other	(28.4)	59.4	22.3

Net realized capital losses	$(398.3)	$(694.1)	$(328.8)

        Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $3.3 billion, $1.2 billion and $2.4 billion in 2009, 2008 and 2007, respectively.

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

        During first quarter 2009, we adopted authoritative guidance that changed the recognition and presentation of other-than-temporary impairments. See further discussion of the adoption in Note 1, Nature of Operations and Significant Accounting Policies. The recognition provisions of the guidance apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both debt and equity securities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Investments — (continued)

        Each reporting period, all securities are reviewed to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value. Prior to 2009, our ability and intent to hold fixed maturity securities for a period of time that allowed for a recovery in value was considered rather than our intent to sell these securities. To the extent we determine that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

        Impairment losses on equity securities are recognized in net income and are measured as the difference between amortized cost and fair value. The way in which impairment losses on fixed maturity securities are now recognized in the financial statements is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, we recognize an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion in net income and the noncredit loss portion in OCI. Prior to 2009, other-than-temporary impairments on fixed maturity securities were recorded in net income in their entirety and the amount recognized was the difference between amortized cost and fair value.

        We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or liquidations using bond specific facts and circumstances including timing, security interests and loss severity.

        Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Fixed maturities, available-for-sale	$(693.6)	$(432.0)	$(262.8)
Equity securities, available-for-sale	(20.5)	(47.3)	(51.3)

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	$(714.1)	$(479.3)	$(314.1)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Investments — (continued)

        The other-than-temporary impairments on fixed maturity securities for which an amount related to credit losses was recognized in net realized capital gains (losses) and an amount related to noncredit losses was recognized in OCI is summarized as follows:

For the year ended December 31, 2009
(in millions)
Total other-than-temporary impairments on fixed maturity securities for which an amount related to noncredit losses was recognized in OCI (1)	$(448.7)
Noncredit loss recognized in OCI	260.9

Credit loss impairment recognized in net realized capital losses	$(187.8)

(1)
For the year ended December 31, 2009, total other-than-temporary impairment losses on available-for-sale securities reported in the consolidated statements of operations also include $244.9 million of impairment losses, net of recoveries from the sale of previously impaired securities, on fixed maturity securities and $20.5 million of impairment losses, net of recoveries from the sale of previously impaired securities, on equity securities for which total impairment losses are recognized in net income.

        The following table provides a rollforward of credit losses on fixed maturity securities recognized in net income ("bifurcated credit losses") for which a portion of an other-than-temporary impairment was recognized in OCI. The purpose of the table is to provide detail of (1) additions to the bifurcated credit loss amounts recognized for the period and (2) decrements for previously recognized bifurcated credit losses where the loss is no longer bifurcated and/or there has been a positive change in expected cash flows or accretion of the bifurcated credit loss amount.

For the year ended December 31, 2009
(in millions)
Beginning balance	$(18.5)
Credit losses for which an other-than-temporary impairment was not previously recognized	(168.5)
Credit losses for which an other-than-temporary impairment was previously recognized	(52.7)
Reduction for credit losses previously recognized on securities now sold or intended to be sold	33.4
Reduction for positive changes in cash flows expected to be collected and amortization (1)	1.6

Ending balance	$(204.7)

(1)
Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

        For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, as of December 31, 2009 and 2008, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	December 31, 2009
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$32.7	$0.4	$1.0	$0.1	$33.7	$0.5
Non-U.S. governments	24.6	0.5	36.6	0.9	61.2	1.4
States and political subdivisions	242.8	1.9	247.9	11.6	490.7	13.5
Corporate	2,595.9	69.2	7,958.2	1,063.8	10,554.1	1,133.0
Residential mortgage-backed securities	491.9	3.7	0.6	0.1	492.5	3.8
Commercial mortgage-backed securities	468.1	16.7	2,217.3	1,302.5	2,685.4	1,319.2
Collateralized debt obligations	—	—	366.1	239.7	366.1	239.7
Other debt obligations	335.4	23.4	902.3	280.1	1,237.7	303.5

Total fixed maturities, available-for-sale	$4,191.4	$115.8	$11,730.0	$2,898.8	$15,921.4	$3,014.6

Total equity securities, available-for-sale	$4.4	$0.1	$116.1	$34.2	$120.5	$34.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Investments — (continued)

        Of the total amounts, Principal Life's consolidated portfolio represented $14,979.2 million in available-for-sale fixed maturity securities with unrealized losses of $2,928.9 million. Principal Life's consolidated portfolio consists of fixed maturity securities where 83% were investment grade (rated AAA through BBB-) with an average price of 84 (carrying value/amortized cost) at December 31, 2009. Due to the credit disruption that began in the last half of 2007 and continued into first quarter of 2009, which reduced liquidity and led to wider credit spreads, we saw an increase in unrealized losses in our securities portfolio. The unrealized losses were more pronounced in the Corporate sector and in structured products, such as commercial mortgage-backed securities, collateralized debt obligations and asset-backed securities (included in other debt obligations). During the second quarter of 2009 and continuing through the end of the year, a narrowing of credit spreads and improvement in liquidity resulted in a decrease in the unrealized losses in our securities portfolio relative to year-end 2008.

        For those securities that had been in a loss position for less than twelve months, Principal Life's consolidated portfolio held 406 securities with a carrying value of $3,739.3 million and unrealized losses of $100.5 million reflecting an average price of 97 at December 31, 2009. Of this portfolio, 97% was investment grade (rated AAA through BBB-) at December 31, 2009, with associated unrealized losses of $82.7 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that had been in a continuous loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 1,481 securities with a carrying value of $11,239.9 million and unrealized losses of $2,828.4 million. The average rating of this portfolio was BBB+ with an average price of 80 at December 31, 2009. Of the $2,828.4 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $1,302.5 million in unrealized losses with an average price of 63 and an average credit rating of AA-. The remaining unrealized losses consist primarily of $993.5 million within the Corporate sector at December 31, 2009. The average price of the Corporate sector was 88 and the average credit rating was BBB. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2009.

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

        Of the total amounts, Principal Life's consolidated portfolio represented $28,923.7 million in available-for-sale fixed maturity securities with unrealized losses of $8,215.6 million. Principal Life's consolidated portfolio consists of fixed maturity securities where 94% were investment grade (rated AAA through BBB-) with an average price of 78 (carrying value/amortized cost) at December 31, 2008. Due to the credit disruption that began in the last half of 2007 and continued into 2008, which reduced liquidity and led to wider credit spreads, we saw an increase in unrealized losses in our securities portfolio. The unrealized losses were more pronounced in the Corporate-public and Corporate-private finance sectors and in structured products, such as collateralized debt obligations, asset-backed securities and commercial mortgage-backed securities.

        For those securities that had been in a loss position for less than twelve months, Principal Life's consolidated portfolio held 2,105 securities with a carrying value of $18,488.0 million and unrealized losses of $3,037.6 million reflecting an average price of 86 at December 31, 2008. Of this portfolio, 95% was investment grade (rated AAA through BBB-) at December 31, 2008, with associated unrealized losses of $2,701.9 million. The losses on these securities can

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Investments — (continued)

primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that had been in a continuous loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 1,526 securities with a carrying value of $10,435.7 million and unrealized losses of $5,178.0 million. The average rating of this portfolio was A- with an average price of 67 at December 31, 2008. Of the $5,178.0 million in unrealized losses, the Corporate-public and Corporate-private sectors account for $2,943.8 million in unrealized losses with an average price of 73 and an average credit rating of BBB+. The remaining unrealized losses consist primarily of $2,192.3 million in unrealized losses within the mortgage-backed and other asset-backed securities sector at December 31, 2008. The average price of the mortgage-backed and other asset-backed securities sector was 52 and the average credit rating was AA-. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        Because we had the ability and intent to hold the available-for-sale securities with unrealized losses until a recovery of fair value, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2008.

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

	December 31,
	2009	2008
	(in millions)
Net unrealized losses on fixed maturities, available-for-sale (1)	$(1,117.4)	$(7,708.2)
Noncredit component of impairment losses on fixed maturities, available-for-sale	(260.9)	—
Net unrealized losses on equity securities, available-for-sale	(17.1)	(65.2)
Adjustments for assumed changes in amortization patterns	211.9	1,175.2
Adjustments for assumed changes in liability for policyholder benefits and claims	(75.7)	3.3
Net unrealized gains on derivative instruments	16.8	50.0
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	214.1	102.4
Provision for deferred income taxes	397.7	2,271.7
Cumulative effect of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	(9.9)	—

Net unrealized losses on available-for-sale securities and derivative instruments	$(640.5)	$(4,170.8)

(1)
Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Investments — (continued)

Commercial Mortgage Loans

        Commercial mortgage loans represent a primary area of credit risk exposure. At December 31, 2009 and 2008, the commercial mortgage portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2009		2008
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
Geographic distribution
New England	$446.3	4.4%	$459.4	4.1%
Middle Atlantic	1,535.4	15.2	1,794.8	15.9
East North Central	941.8	9.3	974.9	8.6
West North Central	504.3	5.0	550.0	4.9
South Atlantic	2,641.8	26.1	2,849.9	25.2
East South Central	300.0	3.0	323.2	2.9
West South Central	672.1	6.6	775.9	6.9
Mountain	835.4	8.3	900.3	8.0
Pacific	2,377.2	23.5	2,707.9	24.0
Valuation allowance	(132.5)	(1.4)	(57.0)	(0.5)

Total	$10,121.8	100.0%	$11,279.3	100.0%

Property type distribution
Office	$2,782.1	27.5%	$2,894.7	25.7%
Retail	2,782.0	27.5	3,004.5	26.7
Industrial	2,394.3	23.7	2,688.1	23.8
Apartments	1,415.2	14.0	1,832.6	16.2
Hotel	497.2	4.9	507.0	4.5
Mixed use/other	383.5	3.8	409.4	3.6
Valuation allowance	(132.5)	(1.4)	(57.0)	(0.5)

Total	$10,121.8	100.0%	$11,279.3	100.0%

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

        The valuation allowance is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation and assessment of the adequacy of the valuation allowance and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The evaluation of our impaired loan component is subjective, as it requires the estimation of timing and amount of future cash flows expected to be received on impaired loans. Impaired mortgage loans, along with the related loan specific allowance for losses, were as follows:

	Descember 31,
	2009	2008
	(in millions)
Impaired loans	$116.5	$74.4
Allowance for losses	43.8	13.4

Net impaired loans	$72.7	$61.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Investments — (continued)

        The total average investment in impaired mortgage loans throughout each respective year and the interest income recognized on impaired mortgage loans were as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Average investment in impaired loans	$85.3	$45.0	$4.3
Interest income recognized on impaired loans	2.5	9.6	1.1

        When it is determined that a loan is impaired, interest accruals are stopped and all interest income is recognized on the cash basis.

        A summary of the changes in the commercial mortgage loan valuation allowance is as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Balance at beginning of year	$57.0	$42.8	$32.2
Provision	126.9	42.9	10.7
Releases	(51.4)	(28.7)	(0.1)

Balance at end of year	$132.5	$57.0	$42.8

Real Estate

        Depreciation expense on invested real estate was $41.7 million, $32.1 million and $30.4 million in 2009, 2008 and 2007, respectively. Accumulated depreciation was $290.1 million and $248.1 million as of December 31, 2009 and 2008, respectively.

Other Investments

        Other investments include minority interests in unconsolidated entities, domestic and international joint ventures and partnerships and properties owned jointly with venture partners and operated by the partners. Such investments are generally accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees in net investment income. Summarized financial information for these unconsolidated entities is as follows:

	December 31,
	2009	2008
	(in millions)
Total assets	$22,086.0	$17,436.1
Total liabilities	18,362.3	13,727.0

Total equity	$3,723.7	$3,709.1

Net investment in unconsolidated subsidiaries	$669.4	$501.0

	For the year ended December 31,
	2009	2008	2007
	(in million)
Total revenues	$4,235.9	$3,582.6	$3,424.4
Total expenses	4,228.2	3,661.0	2,822.3
Net income	312.7	103.9	664.2
Our share of net income of unconsolidated subsidiaries	79.0	14.2	106.1

        In addition, other investments include $373.3 million and $265.4 million of direct financing leases as of December 31, 2009 and 2008, respectively. Our Chilean operations enter into private placement contracts for commercial, industrial and office space properties whereby our Chilean operations purchase the real estate and/or building from the seller-lessee but then lease the property back to the seller-lessee. Ownership of the property is

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Investments — (continued)

transferred to the lessee by the end of the lease term. The investments are carried at the amount of the gross investment and reviewed at least annually to determine whether an other-than-temporary decline in value has occurred.

        Derivative assets are carried at fair value and reported as a component of other investments. Certain seed money investments are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations.

Securities Posted as Collateral

        We posted $910.0 million in fixed maturities, available-for-sale securities at December 31, 2009, to satisfy collateral requirements primarily associated with our derivative credit support annex (collateral) agreements and a reinsurance arrangement. In addition, we posted $1,741.4 million in commercial mortgage loans as of December 31, 2009, to satisfy collateral requirements associated with our obligation under funding agreements with the Federal Home Loan Bank of Des Moines. Since we did not relinquish ownership rights on these securities, they are reported as fixed maturities, available-for-sale and commercial mortgage loans, respectively, on our consolidated statements of financial position.

6. Derivative Financial Instruments

        Derivatives are generally used to hedge or reduce exposure to market risks associated with assets held or expected to be purchased or sold and liabilities incurred or expected to be incurred. Derivatives are used to change the characteristics of our asset/liability mix consistent with our risk management activities. Derivatives are also used in asset replication strategies. We have not bought, sold or held these investments for trading purposes.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Derivative Financial Instruments — (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Derivative Financial Instruments — (continued)

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

        We have fixed deferred annuities that credit interest based on changes in an external equity index. We also have certain variable annuity products with a GMWB rider, which provides that the contractholder will receive at least their principal deposit back through withdrawals of up to a specified annual amount, even if the account value is reduced to zero. Declines in the equity market may increase our exposure to benefits under contracts with the GMWB. We economically hedge the exposure in these annuity contracts, as previously explained.

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

        We posted $273.7 million and $372.8 million in cash and securities under collateral arrangements as of December 31, 2009, and December 31, 2008, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

        Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the rating on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2009, and December 31, 2008, was $1,139.7 million and $2,100.0 million, respectively. With respect to these derivatives, we posted collateral of $273.7 million and $372.8 million as of December 31, 2009 and 2008, respectively, in the normal course of business, which reflects netting under derivative credit support annex agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2009, we would be required to post an additional $36.4 million of collateral to our counterparties.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Derivative Financial Instruments — (continued)

        As of December 31, 2009, and December 31, 2008, we had received $353.4 million and $262.9 million, respectively, of cash collateral associated with our derivative credit support annex agreements. The cash collateral is included in other assets on the consolidated statements of financial position, with a corresponding liability reflecting our obligation to return the collateral recorded in other liabilities.

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

	December 31, 2009	December 31, 2008
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$19,588.6	$24,148.6
Futures	43.3	97.3
Swaptions	—	94.8
Foreign exchange contracts:
Foreign currency swaps	5,284.4	6,298.7
Currency forwards	91.5	52.1
Equity contracts:
Options	818.2	797.5
Futures	84.6	63.6
Credit contracts:
Credit default swaps	1,586.4	1,948.9
Other contracts:
Embedded derivative financial instruments	3,344.5	2,938.6
Commodity swaps	40.0	40.0

Total notional amounts at end of period	$30,881.5	$36,480.1

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$579.1	$1,105.1
Foreign exchange contracts:
Foreign currency swaps	594.4	562.5
Currency forwards	3.8	0.2
Equity contracts:
Options	149.8	222.1
Credit contracts:
Credit default swaps	15.5	70.7

Total gross credit exposure	1,342.6	1,960.6
Less: collateral received	395.6	284.2

Net credit exposure	$947.0	$1,676.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Derivative Financial Instruments — (continued)

        The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$81.5	$250.8	$309.1	$819.2
Foreign exchange contracts	444.4	410.8	240.6	300.4

Total derivatives designated as hedging instruments	$525.9	$661.6	$549.7	$1,119.6

Derivatives not designated as hedging instruments
Interest rate contracts	$433.5	$802.1	$336.8	$621.5
Foreign exchange contracts	107.5	121.3	75.0	155.1
Equity contracts	149.8	222.1	—	—
Credit contracts	15.5	70.7	84.0	227.2
Other contracts	—	—	128.1	185.2

Total derivatives not designated as hedging instruments	$706.3	$1,216.2	$623.9	$1,189.0

Total derivative instruments	$1,232.2	$1,877.8	$1,173.6	$2,308.6

(1)
The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)
The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $23.6 million and $60.2 million as of December 31, 2009, and December 31, 2008, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

        These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $47.0 million and $60.8 million as of December 31, 2009, and December 31, 2008, respectively. These credit derivative transactions had a net fair value of $2.4 million and $21.2 million as of December 31, 2009, and December 31, 2008, respectively. Our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Derivative Financial Instruments — (continued)

        The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security as of December 31, 2009, and December 31, 2008. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	December 31, 2009
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$135.0	$(0.6)	$135.0	4.9
A	609.0	1.2	609.0	3.6
BBB	220.0	0.2	220.0	1.8
BB	10.0	—	10.0	0.8
Structured finance
AA	9.9	(6.0)	9.9	2.5
BBB	16.0	(15.2)	16.0	9.6
CCC	22.0	(20.2)	22.0	10.4

Total single name credit default swaps	1,021.9	(40.6)	1,021.9	3.6
Basket and index credit default swaps
Corporate debt
A	6.0	(0.1)	6.0	2.0
BBB	20.0	—	20.0	0.5
CCC	15.0	(11.9)	15.0	3.0
Government/municipalities
A	50.0	(9.3)	50.0	5.1
Structured finance
AA	20.0	(5.9)	20.0	5.4
BBB	5.0	(1.2)	5.0	15.9

Total basket and index credit default swaps	116.0	(28.4)	116.0	4.4

Total credit default swap protection sold	$1,137.9	$(69.0)	$1,137.9	3.6

	December 31, 2008
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$10.0	$(1.0)	$10.0	4.5
AA	135.0	(4.6)	135.0	5.4
A	554.0	(25.8)	554.0	4.8
BBB	305.0	(24.4)	305.0	2.7
BB	33.0	(1.4)	33.0	0.5
Structured finance
A	9.9	(7.9)	9.9	3.5
BBB	16.0	(15.0)	16.0	22.5
BB	22.0	(18.1)	22.0	7.1

Total single name credit default swaps	1,084.9	(98.2)	1,084.9	4.4
Basket and index credit default swaps
Corporate debt
AAA	35.0	(0.2)	35.0	1.0
A	20.0	(1.4)	20.0	1.6
BBB	35.0	(16.3)	35.0	2.6
BB	130.0	(53.3)	130.0	1.5
CCC	20.0	(20.0)	20.0	3.0
Government/municipalities
AA	50.0	(19.3)	50.0	6.2
Structured finance
AA	25.0	(15.4)	25.0	8.6

Total basket and index credit default swaps	315.0	(125.9)	315.0	3.0

Total credit default swap protection sold	$1,399.9	$(224.1)	$1,399.9	4.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Derivative Financial Instruments — (continued)

        We also have invested in available-for-sale fixed maturity securities that contain credit default swaps that do not require bifurcation. These securities are subject to the credit risk of the issuer, normally a special purpose vehicle, which consists of the underlying credit default swaps and high quality fixed maturity securities that serve as collateral. A default event occurs if the cumulative losses exceed a specified attachment point, which is typically not the first loss of the portfolio. If a default event occurs that exceeds the specified attachment point, our investment may not be fully returned. We would have no future potential payments under these investments. The following tables show by the types of referenced/underlying asset class and external rating of the available-for-sale fixed maturity security our fixed maturity securities with nonbifurcatable embedded credit derivatives as of December 31, 2009, and December 31, 2008.

	December 31, 2009
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
AA	$15.0	$14.3	0.7
A	15.0	14.6	0.3
BBB	5.0	4.9	0.3
BB	48.9	42.9	3.5
CCC	51.4	43.8	4.5
C	22.7	6.5	6.6

Total corporate debt	158.0	127.0	3.9
Structured finance
AA	9.5	5.6	9.1
A	7.0	5.0	6.8
BBB	41.1	23.2	6.8
BB	32.6	17.4	7.3
B	7.4	3.1	7.3
CCC	16.1	5.7	19.4
CC	18.0	0.8	7.8
C	10.8	3.3	12.9

Total structured finance	142.5	64.1	11.2

Total fixed maturity securities with credit derivatives	$300.5	$191.1	8.0

	December 31, 2008
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
AAA	$55.0	$25.9	4.5
AA	5.0	4.0	1.3
A	35.0	19.0	3.1
BB	44.9	16.5	5.9
B	1.4	1.4	8.7
C	8.8	5.7	8.0

Total corporate debt	150.1	72.5	5.4
Structured finance
AAA	32.0	17.1	5.5
AA	47.4	18.4	5.6
A	66.0	15.1	5.5
BBB	34.4	14.4	6.5
BB	54.8	7.0	8.2
CCC	0.4	0.4	3.0

Total structured finance	235.0	72.4	6.1

Total fixed maturity securities with credit derivatives	$385.1	$144.9	5.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Derivative Financial Instruments — (continued)

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

        The following table shows the effect of derivatives in fair value hedging relationships and the related hedged items on the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31, (1)				Amount of gain (loss) recognized in net income on related hedged item for the year ended December 31, (1)
Derivatives in fair value hedging relationships				Hedged items in fair value hedging relationships
	2009	2008	2007		2009	2008	2007
	(in millions)				(in millions)
Interest rate contracts	$308.6	$(532.2)	$(155.4)	Fixed maturities, available-for-sale	$(264.0)	$510.8	$147.4
Interest rate contracts	(30.8)	47.8	12.7	Investment-type insurance contracts	46.9	(68.1)	(16.8)
Foreign exchange contracts	4.8	(0.1)	(9.6)	Fixed maturities, available-for-sale	(6.0)	0.6	9.8
Foreign exchange contracts	82.4	(199.8)	26.7	Investment-type insurance contracts	(86.2)	214.4	(27.5)

Total	$365.0	$(684.3)	$(125.6)	Total	$(309.3)	$657.7	$112.9

(1)
The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships for the years ended December 31, 2009, 2008 and 2007.

	Amount of gain (loss) for the year ended December 31,
Hedged Item	2009	2008	2007
	(in millions)
Fixed maturities, available-for-sale (1)	$(143.5)	$(63.4)	$23.1
Investment-type insurance contracts (2)	106.2	64.8	12.9

(1)
Reported in net investment income on the consolidated statements of operations.

(2)
Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

Cash Flow Hedges

        We utilize floating-to-fixed rate interest rate swaps to eliminate the variability in cash flows of recognized financial assets and liabilities and forecasted transactions. We have also utilized treasury lock agreements to eliminate the variability in cash flows of forecasted transactions.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Derivative Financial Instruments — (continued)

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

        The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 10.5 years. At December 31, 2009, we had $45.7 million of gross unrealized gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. During the year ended December 31, 2009, $40.4 million of gross unrealized losses were reclassified from OCI into net realized capital gains (losses) as a result of the determination that hedged cash flows of a forecasted liability issuance were probable of not occurring. No amounts were reclassified from OCI into net income as a result of the determination that hedged cash flows were probable of not occurring during the years ended December 31, 2008 and 2007.

        The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position for the years ended December 31, 2009, 2008 and 2007. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the year ended December 31,				Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the year ended December 31,
					Location of gain (loss) reclassified from AOCI into net income (effective portion)
Derivatives in cash flow hedging relationships
	Related hedged item	2009	2008	2007		2009	2008	2007
		(in millions)				(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(124.4)	$206.7	$61.6	Net investment income	$4.8	$3.6	$4.5
Interest rate contracts	Investment-type insurance contracts	112.3	(38.1)	(18.1)	Benefits, claims and settlement expenses	(1.0)	(0.3)	—
Interest rate contracts	Debt	30.6	(96.6)	(17.9)	Operating expense	(2.5)	0.3	0.3
Foreign exchange contracts	Fixed maturities, available-for-sale	(216.8)	234.6	(63.0)	Net investment income	—	—	—
Foreign exchange contracts	Investment-type insurance contracts	167.4	(316.0)	168.0	Benefits, claims and settlement expenses	(5.6)	1.0	—
					Net realized capital gains (losses)	22.8	(4.0)	(3.9)

Total		$(30.9)	$(9.4)	$130.6	Total	$18.5	$0.6	$0.9

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships for the years ended December 31, 2009, 2008 and 2007.

	Amount of gain (loss) for the year ended December 31,
Hedged Item	2009	2008	2007
	(in millions)
Fixed maturities, available-for-sale (1)	$16.9	$8.0	$13.1
Investment-type insurance contracts (2)	(20.0)	(2.7)	(14.4)

(1)
Reported in net investment income on the consolidated statements of operations.

(2)
Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

        The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net loss resulting from the ineffective portion of interest rate contracts in cash flow hedging relationships was zero, $1.8 million and zero for the years ended December 31, 2009, 2008 and 2007, respectively. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $2.2 million, $0.4 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Derivative Financial Instruments — (continued)

        We expect to reclassify net losses of $8.8 million from AOCI into net income in the next 12 months, which includes both net deferred losses on discontinued hedges and periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Net Investment in Foreign Operations Hedges

        From time to time, we take measures to hedge our net investments in our foreign subsidiaries from currency risks. We did not use any currency forwards during 2009 or 2008 to hedge our net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

        Our use of futures, certain swaptions and swaps, options and currency forwards are effective from an economic standpoint, but they have not been designated as hedges for financial reporting purposes. As such, periodic changes in the market value of these instruments, which includes mark-to-market gains and losses as well as periodic and final settlements, flow directly into net realized capital gains (losses).

        The following tables show the effect of derivatives not designated as hedging instruments, including market value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007. Gains (losses) are reported in net realized capital gains (losses) on the consolidated statements of operations.

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31,
Derivatives not designated as hedging instruments	2009	2008	2007
	(in millions)
Interest rate contracts	$(58.7)	$90.4	$(8.3)
Foreign exchange contracts	87.9	(167.9)	11.8
Equity contracts	(107.7)	86.3	10.3
Credit contracts	61.7	(102.0)	(67.2)
Other contracts (1)	21.6	(43.2)	(22.2)

Total	$4.8	$(136.4)	$(75.6)

(1)
Primarily includes the change in fair value of embedded derivatives.

7. Closed Block

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

7. Closed Block — (continued)

        A policyholder dividend obligation ("PDO") is required to be established for earnings in the Closed Block that are not available to stockholders. A model of the Closed Block was established to produce the pattern of expected earnings in the Closed Block, adjusted to eliminate the impact of related amounts in accumulated other comprehensive income.

        If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a PDO. This PDO represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2009 and 2008, cumulative actual earnings have been less than cumulative expected earnings. Additionally, cumulative net unrealized gains (losses) did not exceed the cumulative expected earnings. Therefore, there was no PDO liability as of December 31, 2009 and 2008.

        Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31,
	2009	2008
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$5,172.9	$5,309.9
Other policyholder funds	23.9	25.9
Policyholder dividends payable	308.9	328.9
Other liabilities	14.7	47.1

Total Closed Block liabilities	5,520.4	5,711.8
Assets designated to the Closed Block
Fixed maturities, available-for-sale	2,748.6	2,429.5
Fixed maturities, trading	31.0	32.8
Equity securities, available-for-sale	14.4	15.9
Mortgage loans	591.8	618.1
Policy loans	747.2	758.2
Other investments	157.5	183.8

Total investments	4,290.5	4,038.3
Cash and cash equivalents	33.6	39.4
Accrued investment income	69.2	70.1
Premiums due and other receivables	18.7	18.2
Deferred income tax asset	133.3	270.4

Total assets designated to the Closed Block	4,545.3	4,436.4

Excess of Closed Block liabilities over assets designated to the Closed Block	975.1	1,275.4
Amounts included in accumulated other comprehensive loss	(61.6)	(307.7)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$913.5	$967.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

7. Closed Block — (continued)

        Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Revenues
Premiums and other considerations	$508.6	$550.4	$576.6
Net investment income	268.6	280.9	288.3
Net realized capital losses	(23.5)	(12.7)	(12.9)

Total revenues	753.7	818.6	852.0
Expenses
Benefits, claims and settlement expenses	422.1	467.6	485.8
Dividends to policyholders	235.9	261.8	286.4
Operating expenses	6.8	7.4	12.1

Total expenses	664.8	736.8	784.3

Closed Block revenues, net of Closed Block expenses, before income taxes	88.9	81.8	67.7
Income taxes	28.1	25.6	20.7

Closed Block revenues, net of Closed Block expenses and income taxes	60.8	56.2	47.0
Funding adjustment charges	(6.6)	(8.5)	(9.4)

Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustment charges	$54.2	$47.7	$37.6

        The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Beginning of year	$967.7	$1,015.4	$1,053.0
End of year	913.5	967.7	1,015.4

Change in maximum future earnings	$(54.2)	$(47.7)	$(37.6)

        Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

8. Deferred Policy Acquisition Costs

        Policy acquisition costs deferred and amortized in 2009, 2008 and 2007 were as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Balance at beginning of year	$4,153.0	$2,810.1	$2,418.9
Cost deferred during the year	482.4	680.3	606.1
Amortized to expense during the year (1)	(92.2)	(373.7)	(357.3)
Adjustment related to unrealized (gains) losses on available-for-sale securities and derivative instruments	(861.8)	1,036.3	143.1
Other	—	—	(0.7)

Balance at end of year	$3,681.4	$4,153.0	$2,810.1

(1)
Includes adjustments for revisions to estimated gross profits.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

9. Insurance Liabilities

Contractholder Funds

        Major components of contractholder funds in the consolidated statements of financial position are summarized as follows:

	December 31,
	2009	2008
	(in millions)
Liabilities for investment-type insurance contracts:
GICs	$10,839.2	$11,857.4
Funding agreements	12,511.2	15,757.3
Other investment-type insurance contracts	891.4	987.1

Total liabilities for investment-type insurance contracts	24,241.8	28,601.8
Liabilities for individual annuities	11,431.0	10,674.9
Universal life and other reserves	4,129.1	3,809.9

Total contractholder funds	$39,801.9	$43,086.6

        Our GICs and funding agreements contain provisions limiting or prohibiting early surrenders, which typically include penalties for early surrenders, minimum notice requirements or, in the case of funding agreements with survivor options, minimum pre-death holding periods and specific maximum amounts.

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

        We are authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2009 and 2008, $2,502.2 million and $3,159.1 million, respectively, of liabilities are outstanding with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program as we are authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose vehicle. As of December 31, 2009 and 2008, $1,404.2 million and $1,415.2 million, respectively, of liabilities are outstanding with respect to the issuances outstanding under this program.

        In addition, we were authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated qualifying special purpose entity. As of December 31, 2009 and 2008, $2,474.0 million and $2,468.7 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the SEC-registered program described in the following paragraph.

        We were authorized to issue up to $4.0 billion of funding agreements under a program established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. In February 2006, this program was amended to authorize issuance of up to an additional $5.0 billion in recognition of the use of nearly all $4.0 billion of initial issuance authorization. In recognition of the use of nearly all $9.0 billion, this program was amended in November 2007 to authorize issuance of up to an additional $5.0 billion. Under this program, both the notes and the supporting funding agreements are registered with the SEC. As of December 31, 2009 and 2008, $5,122.4 million and $7,655.5 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other three funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by Principal Financial Group, Inc.

        Due to a downturn in the credit market, we reduced the amount of medium term note issuances in 2008 and had no issuances in 2009. As economic conditions change, we will reassess the issuance of funding agreements to these medium term note programs.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

9. Insurance Liabilities — (continued)

Future Policy Benefits and Claims

        Activity associated with unpaid accident and health claims is summarized as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Balance at beginning of year	$991.8	$964.3	$877.2
Incurred:
Current year	1,888.3	1,994.5	2,160.6
Prior years	(33.4)	(56.7)	(12.8)

Total incurred	1,854.9	1,937.8	2,147.8
Payments:
Current year	1,507.1	1,588.6	1,738.5
Prior years	314.0	321.7	322.2

Total payments	1,821.1	1,910.3	2,060.7
Balance at end of year:
Current year	381.2	405.9	422.1
Prior years	644.4	585.9	542.2

Total balance at end of year	$1,025.6	$991.8	$964.3

Supplemental information:
Claim adjustment expense liabilities	$40.7	$39.1	$37.0
Reinsurance recoverables	3.7	4.3	4.2

        Incurred liability adjustments relating to prior years, which affected current operations during 2009, 2008 and 2007, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid accident and health claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid accident and health claims.

10. Debt

Short-Term Debt

        The components of short-term debt as of December 31, 2009 and 2008, were as follows:

	December 31,
	2009	2008
	(in millions)
Commercial paper	$75.0	$482.3
Other recourse short-term debt	26.6	18.6

Total short-term debt	$101.6	$500.9

        As of December 31, 2009, we had credit facilities with various financial institutions in an aggregate amount of $681.9 million. As of December 31, 2009 and 2008, we had $101.6 million and $500.9 million, respectively, of outstanding borrowings related to our credit facilities, with zero assets pledged as support. Our credit facilities include a $579.0 million commercial paper program, of which $75.0 million was outstanding as of December 31, 2009. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2009.

        The weighted-average interest rates on short-term borrowings as of December 31, 2009 and 2008, were 0.7% and 2.7%, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

10. Debt — (continued)

Long-Term Debt

        The components of long-term debt as of December 31, 2009 and 2008, were as follows:

	December 31,
	2009	2008
	(in millions)
8.2% notes payable, due 2009	$—	$454.9
3.31% notes payable, due 2011	61.2	49.9
3.63% notes payable, due 2011	31.4	25.6
7.875% notes payable, due 2014	400.0	—
8.875% notes payable, due 2019	350.0	—
6.05% notes payable, due 2036	601.8	601.8
8% surplus notes payable, due 2044	99.2	99.2
Non-recourse mortgages and notes payable	40.6	58.7
Other mortgages and notes payable	0.4	0.4

Total long-term debt	$1,584.6	$1,290.5

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

        On October 16 and December 5, 2006, we issued $500.0 million and $100.0 million, respectively, of senior notes. The notes bear interest at a rate of 6.05% per year. Interest on the notes is payable semi-annually on April 15 and October 15 each year and began on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds were used to fund the 2006 acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes.

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

        On August 25, 1999, Principal Financial Group (Australia) Holdings Pty. Limited, a wholly owned indirect subsidiary, issued $665.0 million of unsecured redeemable long-term debt. Principal Financial Group (Australia) Holdings Pty. Limited used the net proceeds from the notes to partially fund the purchase of the outstanding stock of several companies affiliated with Bankers Trust Australia Group. On December 28, 2001, all of the long-term debt obligations of Principal Financial Group (Australia) Holdings Pty. Limited were assumed by its parent, Principal Financial Services, Inc. Of the original amount issued, $200.0 million of 7.95% notes matured on August 15, 2004, with the remaining $465.0 million in 8.2% notes maturing on August 15, 2009. The note was paid in full during 2009.

        On March 10, 1994, Principal Life issued $100.0 million of surplus notes due March 1, 2044, at an 8% annual interest rate. None of our affiliates hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life has sufficient surplus earnings to make such payments. Interest of $8.0 million for each of the years ended December 31, 2009, 2008 and 2007 was approved by the Commissioner, and charged to expense.

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

        The non-recourse mortgages, other mortgages and notes payable are primarily financings for real estate developments. Outstanding principal balances as of December 31, 2009, ranged from $5.9 million to $9.1 million per

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

10. Debt — (continued)

development with interest rates generally ranging from 5.5% to 5.8%. Outstanding principal balances as of December 31, 2008, ranged from $6.0 million to $9.3 million per development with interest rates generally ranging from 5.5% to 5.8%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $30.1 million and $30.4 million as of December 31, 2009 and 2008, respectively.

        Also included in non-recourse mortgages and notes payable is a long-term debt obligation we assumed with the purchase of WM Advisors, Inc. As part of the purchase, we are bound by a class B share financing agreement previously entered into by WM Advisors, Inc. and a third party. Load mutual fund shares sold without a front end load are referred to as "B shares". In exchange for paying the selling commission, we receive fees in the future to recover the up-front commission cost incurred. Prior to our purchase, WM Advisors, Inc. had entered into a purchase and sale agreement whereby the third party would purchase the rights to future cash flow streams in exchange for funding the sales commissions. The fair value of these relinquished fees is reported as a long-term debt liability. There will be no additional sales under this agreement following the effective date of the purchase. Therefore, this liability will be extinguished in 2012, which equates to the remaining contractual term in which the fund can recover fees to cover the upfront commission costs. The value of this obligation as of December 31, 2009 and 2008, was $19.1 million and $36.8 million, respectively.

        At December 31, 2009, future annual maturities of the long-term debt were as follows (in millions):

Year ending December 31:
2010	$11.1
2011	98.0
2012	2.7
2013	9.8
2014	406.1
Thereafter	1,056.9

Total future maturities of the long-term debt	$1,584.6

11. Income Taxes

        Our income tax expense (benefit) from continuing operations was as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Current income taxes:
U.S. federal	$97.7	$118.9	$214.6
State and foreign	19.4	(4.0)	64.3

Total current income taxes	117.1	114.9	278.9
Deferred income taxes	(17.0)	(119.4)	(70.8)

Total income taxes (benefits)	$100.1	$(4.5)	$208.1

        Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective tax rate from continuing operations is as follows:

	For the year ended December 31,
	2009	2008	2007
U.S. corporate income tax rate	35%	35%	35%
Dividends received deduction	(10)	(18)	(11)
Interest exclusion from taxable income	(3)	(6)	(2)
Impact of equity method presentation	(5)	(7)	(2)
Other	(4)	(5)	(1)

Effective income tax rate	13%	(1)%	19%

        As of December 31, 2009, the total unrecognized tax benefits were $54.5 million. Of this amount, $22.1 million, if recognized, would reduce the 2009 effective tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses. As of December 31, 2009 and 2008, we had recognized $22.5 million and $21.3 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Income Taxes — (continued)

        A summary of the changes in unrecognized tax benefits follows.

	For the year ended December 31,
	2009	2008
Balance at beginning of year	$62.9	$98.8
Additions based on tax positions related to the current year	1.6	1.7
Additions for tax positions of prior years	3.3	4.1
Reductions for tax positions related to the current year	(8.2)	(2.1)
Reductions for tax positions of prior years	(1.6)	(0.3)
Settlements	(3.5)	(39.3)

Balance at end of year	$54.5	$62.9

        Significant components of our net deferred income taxes were as follows:

	December 31,
	2009	2008
	(in millions)
Deferred income tax assets:
Net unrealized losses on available-for-sale securities	$403.0	$2,271.9
Insurance liabilities	318.0	368.9
Net operating and capital loss carryforwards	355.7	197.9
Postretirement benefits	331.8	482.8
Stock-based compensation	60.4	57.6
Other deferred income tax assets	62.6	73.5

Gross deferred income tax assets	1,531.5	3,452.6
Valuation allowance	(1.0)	(5.6)

Total deferred income tax assets	1,530.5	3,447.0
Deferred income tax liabilities:
Deferred policy acquisition costs	(983.9)	(858.4)
Real estate	(105.6)	(150.5)
Intangible assets	(102.0)	(76.7)
Other deferred income tax liabilities	(40.3)	(78.7)

Total deferred income tax (liabilities)	(1,231.8)	(1,164.3)

Total net deferred income tax assets	$298.7	$2,282.7

        Net deferred tax income taxes by jurisdiction are as follows:

	December 31,
	2009	2008
	(in millions)
Deferred income tax assets:
U.S.	$405.6	$2,372.2
State	2.6	2.8
International	10.7	10.5

Net deferred income tax assets	418.9	2,385.5
Deferred income tax liabilities:
International	(120.2)	(102.8)

Net deferred income tax liabilities	(120.2)	(102.8)

Total net deferred income tax assets	$298.7	$2,282.7

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

        The total deferred income tax asset also includes capital and net operating loss carryforwards for tax purposes available to offset future capital gains and taxable income, respectively. The total capital loss carryforward, available to offset future capital gains, was $460.6 million as of December 31, 2009. If not used, the remaining 2008 capital loss carryforward of $121.1 million and the $339.5 million capital loss generated in 2009 will expire in 2013 and 2014,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Income Taxes — (continued)

respectively. Domestic state net operating loss carryforwards were $184.2 million as of December 31, 2009, and will expire between 2017 and 2029. Foreign net operating loss carryforwards generated in various foreign countries were $48.3 million as of December 31, 2009, with some operating loss carryforwards scheduled to expire beginning in 2014 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to certain of these carryforwards, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. A valuation allowance has been recorded on income tax benefits associated with state net operating loss carryforwards and foreign net operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred income tax asset that is more likely than not to be realized.

        Accumulated net operating losses of $485.2 million and $376.6 million at December 31, 2009 and 2008, respectively, are attributed to captive reinsurance companies that are temporarily excluded from our consolidated U.S. federal income tax return. These net operating losses will expire between 2021 and 2024. One of the captive reinsurance companies will be able to join the consolidated U.S. federal income tax return in 2012, with the other in 2013. All accumulated net operating losses are anticipated to be utilized before expiration. Therefore, no valuation allowance has been provided for the deferred income tax assets attributable to these net operating losses.

        U.S. federal and state deferred income taxes have not been provided on approximately $448.1 million of accumulated but undistributed earnings from operations of foreign subsidiaries at December 31, 2009. Such earnings are considered to be indefinitely reinvested in the business. It is not practical to determine the amount of the unrecognized deferred tax liability that would arise if these earnings were remitted due to foreign tax credits and exclusions that may become available at the time of remittance. A tax liability will be recognized when we no longer plan to indefinitely reinvest the earnings or when we plan to sell all or a portion of our ownership interest.

        The Internal Revenue Service ("IRS") has completed examination of our consolidated federal income tax returns for years prior to 2004. We are contesting certain issues and have filed suit in the Court of Federal Claims, requesting refunds for the years 1995 - 2003. We are also litigating a partnership issue for the years 2002 - 2003 in the federal district court of Iowa. We had $243.6 million and $226.2 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2009 and 2008, respectively. We do not expect the litigation to be resolved within the next twelve months.

        The IRS commenced examination of the U.S. consolidated federal income tax returns for 2004 - 2005 in March 2007. The fieldwork is substantially complete and the final report is expected to be received sometime in the second or third quarter of 2010. The statute of limitations for the 2004 - 2005 tax years expires on September 15, 2010. The IRS commenced examination of the U.S. consolidated federal income tax returns for 2006 - 2007 in March 2009 and of the tax return for 2008 in January 2010.

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

        We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations ("CFCs") for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs ("subpart F income") even if the income is not currently distributed. The U.S. Congress enacted a temporary exception (the "active financing exception") to current recognition of subpart F income derived in the active conduct of a banking, financing, insurance or similar business in 1998. The active financing exception has been consistently extended by the U.S. Congress since that time, most recently through December 31, 2009.

        The U.S. House of Representatives passed the Extenders Act of 2009 on December 9, 2009, which provided for the extension of the active financing exception through December 31, 2010. The U.S. Senate failed to take action on the bill and consequently the active financing exception expired December 31, 2009. We anticipate that the U.S. Congress will take action on legislation in early 2010 to retroactively extend the active financing exception to January 1, 2010, as addressed in the Obama Administration's proposed budget for 2011. We may be subject to increased current tax expense in the U.S. on our foreign operations beginning in 2010 in the event the U.S. Congress delays action or fails to pass extenders legislation.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Employee and Agent Benefits

        We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. Some of these plans provide supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal tax law. The employees and agents are generally first eligible for the pension plans when they reach age 21. For plan participants employed prior to January 1, 2002, the pension benefits are based on the greater of a final average pay benefit or a cash balance benefit. The final average pay benefit is based on the years of service and generally the employee's or agent's average annual compensation during the last five years of employment. Partial benefit accrual of final average pay benefits is recognized from first eligibility until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. The cash balance portion of the plan started on January 1, 2002. An employee's account is credited with an amount based on the employee's salary, age and service. These credits accrue with interest. For plan participants hired on and after January 1, 2002, only the cash balance plan applies. Our policy is to fund the cost of providing pension benefits in the years that the employees and agents are providing service to us. Our funding policy for the qualified defined benefit plan is to contribute an amount annually at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act ("ERISA"), and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. Our funding policy for the non-qualified benefit plan is to fund the plan in the years that the employees are providing service, taking into account the funded status of the trust. While we designate assets to cover the computed liability of the non-qualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP.

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

        Covered employees are first eligible for the health and life postretirement benefits when they reach age 57 and have completed ten years of service with us. Retiree long-term care benefits are provided for employees whose retirement was effective prior to July 1, 2000. Partial benefit accrual of these health, life and long-term care benefits is recognized from the employee's date of hire until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. Our policy is to fund the cost of providing retiree benefits in the years that the employees are providing service, taking into account the funded status of the trust.

        For 2007, we used a measurement date of October 1 for the pension and other postretirement benefit plans. For 2008 and 2009, we used a December 31 measurement date in connection with our adoption of required measurement date guidance.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Employee and Agent Benefits — (continued)

Obligations and Funded Status

        The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position and consolidated statements of operations, was as follows:

	Pension benefits		Other postretirement benefits
	December 31,		December 31,
	2009	2008	2009	2008
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(1,712.1)	$(1,603.8)	$(335.0)	$(271.9)
Service cost	(51.4)	(62.0)	(11.3)	(10.5)
Interest cost	(100.8)	(124.3)	(19.7)	(20.9)
Actuarial loss	(26.8)	(8.1)	(2.8)	(44.0)
Participant contributions	—	—	(5.5)	(6.0)
Benefits paid	72.8	86.1	15.0	19.1
Other	20.9	—	(0.8)	(0.8)

Benefit obligation at end of year	$(1,797.4)	$(1,712.1)	$(360.1)	$(335.0)

Change in plan assets
Fair value of plan assets at beginning of year	$1,010.5	$1,597.6	$362.0	$518.0
Actual return on plan assets	217.0	(556.3)	68.3	(142.9)
Employer contribution	95.6	55.3	0.7	—
Participant contributions	—	—	5.5	6.0
Benefits paid	(72.8)	(86.1)	(15.0)	(19.1)

Fair value of plan assets at end of year	$1,250.3	$1,010.5	$421.5	$362.0

Amount recognized in statement of financial position
Other assets	$—	$—	$78.4	$43.3
Other liabilities	(547.1)	(701.6)	(17.0)	(16.3)

Total	$(547.1)	$(701.6)	$61.4	$27.0

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial loss	$564.9	$768.2	$104.1	$152.9
Prior service benefit	(52.7)	(39.5)	(6.8)	(8.8)

Pre-tax accumulated other comprehensive loss	$512.2	$728.7	$97.3	$144.1

        The accumulated benefit obligation for all defined benefit pension plans was $1,640.5 million and $1,535.8 million at December 31, 2009 and 2008, respectively.

        Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $245.1 million and $269.8 million as of December 31, 2009 and 2008, respectively.

Pension Plan Changes and Plan Gains/Losses

        On January 1, 2010, benefits under the Principal Pension Plan are frozen for certain participants. This change was recognized as a prior service cost and resulted in a decrease in liabilities as of December 31, 2009.

        For the year ended December 31, 2009, the pension plans had an actuarial loss primarily due to a greater than expected cost of living adjustment and greater number of early retirements. For the year ended December 31, 2008, the pension plans had an actuarial loss primarily due to a decrease in the discount rate offset by a change in certain actuarial assumptions and methods.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Employee and Agent Benefits — (continued)

Other Postretirement Plan Changes and Plan Gains/Losses

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") was signed into law. The Medicare Modernization Act introduced a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree medical benefit plans. During each of the years ended December 31, 2009, 2008 and 2007, the Medicare subsidies we received and accrued for were $0.8 million and included in service cost.

        An actuarial loss occurred during 2009 for the other postretirement benefit plans. This was due to a less than expected increase in retiree contributions, an increase in assumed health care costs for our agents and an increase in the trend assumption. An actuarial loss occurred during 2008 due to a decrease in the discount rate and a less than expected increase in retiree contributions, which was partially offset by a decrease in the trend assumption and a less than expected increase in health care claim costs.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

        For 2009 and 2008, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2009	2008
	(in millions)
Projected benefit obligation	$1,797.4	$1,712.1
Accumulated benefit obligation	1,640.5	1,535.8
Fair value of plan assets	1,250.3	1,010.5

Information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets:

	December 31,
	2009	2008
	(in millions)
Accumulated postretirement benefit obligation	$98.7	$87.9
Fair value of plan assets	81.7	71.6

Components of net periodic benefit cost:

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2009	2008	2007	2009	2008	2007
	(in millions)
Service cost	$51.4	$62.0	$47.1	$11.3	$10.5	$8.0
Interest cost	100.8	124.3	89.5	19.7	20.9	15.5
Expected return on plan assets	(79.5)	(162.8)	(114.2)	(25.8)	(46.9)	(33.7)
Amortization of prior service benefit	(7.7)	(9.6)	(8.3)	(2.1)	(3.1)	(2.6)
Recognized net actuarial (gain) loss	92.6	1.5	10.0	9.2	(4.0)	(1.9)

Net periodic benefit cost (income)	$157.6	$15.4	$24.1	$12.3	$(22.6)	$(14.7)

        For 2007, we used a measurement date of October 1 for the pension and other postretirement plans. For 2008 and 2009, we used a December 31 measurement date in connection with our adoption of required measurement date guidance. Net periodic benefit cost shown above for 2008 covers the period of 15 months from October 1, 2007, through December 31, 2008. Net periodic benefit cost for the period from October 1, 2007, to December 31, 2007, was recognized

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Employee and Agent Benefits — (continued)

as a direct adjustment to retained earnings during 2008 as required by the measurement date guidance. The breakdown of 2008 net periodic benefit cost between the two periods was as follows:

	Pension benefits			Other postretirement benefits
	10/1/07- 12/31/07	1/1/08- 12/31/08	Total	10/1/07- 12/31/07	1/1/08- 12/31/08	Total
	(in millions)
Net periodic benefit cost (income)	$3.1	$12.3	$15.4	$(4.5)	$(18.1)	$(22.6)

        The pension plans' actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants. For the qualified pension plan, gains and losses are amortized without use of the 10% allowable corridor. For the nonqualified pension plans and other postretirement benefit plans, the corridors allowed are used.

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2009	2008	2009	2008
	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$(110.7)	$727.2	$(39.6)	$233.8
Prior service benefit	(20.9)	—	—	—
Amortization of net gain (loss)	(92.6)	(1.5)	(9.3)	4.0
Amortization of prior service benefit	7.7	9.6	2.1	3.1

Total recognized in pre-tax accumulated other comprehensive (income) loss	$(216.5)	$735.3	$(46.8)	$240.9

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$(58.9)	$750.7	$(34.5)	$218.3

        Net actuarial (gain) loss and net prior service cost benefit have been recognized in accumulated other comprehensive income.

        The estimated net actuarial (gain) loss and prior service cost (benefit) that will be amortized from accumulated other comprehensive income into net periodic benefit cost for the pension benefits during the 2010 fiscal year are $67.6 million and $(10.1) million, respectively. The estimated net actuarial (gain) loss and prior service cost (benefit) for the postretirement benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2010 fiscal year are $5.1 million and $(2.1) million, respectively.

Assumptions:

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2009	2008	2009	2008
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Employee and Agent Benefits — (continued)

Weighted-average assumptions used to determine net periodic benefit cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2009	2008	2007	2009	2008	2007
Discount rate	6.00%	6.30%	6.15%	6.00%	6.30%	6.15%
Expected long-term return on plan assets	8.00%	8.25%	8.25%	7.30%	7.30%	7.30%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

        For the pension benefits, the expected return on plan assets is the long-term rate we expect to be earned based on the plans' investment strategy. Historical and expected future returns of multiple asset classes were analyzed to develop a risk free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plans. Based on a review in 2008, the long-term expected return on plan assets was lowered to 8.00% for the 2009 expense calculation.

        For other postretirement benefits, the 7.30% expected long-term return on plan assets for 2009 is based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical, life and long-term care plans are 7.25%, 7.75% and 5.85%, respectively.

Assumed health care cost trend rates

	December 31,
	2009	2008
Health care cost trend rate assumed for next year under age 65	11.0%	10.5%
Health care cost trend rate assumed for next year age 65 and over	10.5%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2021	2020

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage- point increase	1-percentage- point decrease
	(in millions)
Effect on total of service cost and interest cost components	$5.3	$(4.2)
Effect on accumulated postretirement benefit obligation	(48.9)	39.4

Pension Plan and Other Postretirement Benefit Plan Assets

        Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels.

  •
  Level 1 — Fair values are based on unadjusted quoted prices in active markets for identical assets. Our Level 1 assets include cash, fixed income investment funds and exchange traded equity securities.

  •
  Level 2 — Fair values are based on inputs other than quoted prices within Level 1 that are observable for the asset, either directly or indirectly. Our Level 2 assets primarily include fixed income and equity investment funds.

  •
  Level 3 — Fair values are based on significant unobservable inputs for the asset. Our Level 3 assets include a real estate investment fund and a Principal Life general account investment.

        Our pension plan assets consist of investments in separate accounts. Net asset value ("NAV") of the separate accounts is calculated in a manner consistent with U.S. GAAP for investment companies and is determinative of their fair value. Several of the separate accounts invest in publicly quoted mutual funds or actively managed stocks. The fair value of the underlying mutual funds or stock is used to determine the NAV of the separate account, which is not publicly quoted. Some of the separate accounts also invest in fixed income securities. The fair value of the underlying securities is based on quoted prices of similar assets and used to determine the NAV of the separate account. One separate account invests in real estate, for which the fair value of the underlying real estate is based on unobservable inputs and used to

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Employee and Agent Benefits — (continued)

determine the NAV of the separate account. The fair value of the underlying real estate is estimated using discounted cash flow valuation models that utilize public real estate market data inputs such as transaction prices, market rents, vacancy levels, leasing absorption, market cap rates and discount rates. In addition, each property is appraised annually by an independent appraiser.

        Our other postretirement benefit plan assets consist of cash, investments in fixed income security portfolios and investments in equity security portfolios. Because of the nature of cash, its carrying amount approximates fair value. The fair value of fixed income investment funds, U.S. equity portfolios and international equity portfolios is based on quoted prices in active markets for identical assets. The fair value of the Principal Life general account investment is the amount the plan would receive if withdrawing funds from this participating contract. The amount that would be received is calculated using a cash-out factor based on an associated pool of general account fixed income securities. The cash-out factor is a ratio of the asset investment value of these securities to asset book value. As the investment values change, the cash-out factor is adjusted, impacting the amount the plan receives at measurement date. To determine investment value for each category of assets, we project cash flows. This is done using contractual provisions for the assets, with adjustment for expected prepayments and call provisions. Projected cash flows are discounted to present value for each asset category. Interest rates for discounting are based on current rates on similar new assets in the general account based on asset strategy.

Pension Plan Assets

        The fair value of the qualified pension plan's assets by asset category as of the most recent measurement date is as follows:

	As of December 31, 2009
	Assets / (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$555.5	$—	$555.5	$—
U.S. small/mid cap equity portfolios (2)	103.6	—	103.6	—
International equity portfolios (3)	215.5	—	215.5	—
Fixed income security portfolios (4)	288.3	—	288.3	—
Real estate investment portfolios:
Real estate investment trusts (5)	33.4	—	33.4	—
Direct real estate investments (6)	54.0	—	—	54.0

Total	$1,250.3	$—	$1,196.3	$54.0

(1)
The portfolios invest primarily in publicly traded equity securities of large U.S. companies.

(2)
The portfolios invest primarily in publicly traded equity securities of mid-sized and small U.S. companies.

(3)
The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.

(4)
The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.

(5)
The portfolio invests primarily in publicly traded securities of U.S. equity real estate investment trusts.

(6)
The portfolio invests primarily in U.S. commercial real estate properties.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Employee and Agent Benefits — (continued)

        The reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2009, is as follows:

	For the year ended December 31, 2009
		Actual return gains (losses) on plan assets
						Ending asset balance as of December 31, 2009
	Beginning asset balance as of January 1, 2009	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Transfers in (out) of Level 3
	(in millions)
Asset category
Direct real estate investments	$78.8	$(24.8)	$—	$—	$—	$54.0

Total	$78.8	$(24.8)	$—	$—	$—	$54.0

        We have established an investment policy that provides the investment objectives and guidelines for the pension plan. Our investment strategy is to achieve the following:

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

        According to our investment policy, the overall target asset allocation for the qualified plan assets is:

Asset category	Target allocation
U.S. large cap equity portfolios and U.S. small/mid cap equity portfolios	35% - 60%
International equity portfolios	5% - 20%
Fixed income security portfolios	20% - 30%
Real estate investment portfolios	3% - 10%

Other Postretirement Benefit Plan Assets

        The fair value of the other postretirement benefit plans' assets by asset category as of the most recent measurement date is as follows:

	As of December 31, 2009
	Assets / (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash (1)	$1.0	$1.0	$—	$—
Fixed income security portfolios:
Fixed income investment funds (2)	131.1	131.1	—	—
Principal Life general account investment (3)	45.5	—	—	45.5
U.S. equity portfolios (4)	198.9	162.5	36.4	—
International equity portfolios (5)	45.0	34.3	10.7	—

Total	$421.5	$328.9	$47.1	$45.5

(1)
Represents amounts held in cash or cash equivalents.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Employee and Agent Benefits — (continued)

(2)
The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.

(3)
The general account is invested in various fixed income securities.

(4)
The portfolios invest primarily in publicly traded equity securities of large U.S. companies.

(5)
The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.

        $47.1 million of assets in the U.S. equity and international equity portfolios are included in a trust owned life insurance contract.

        The reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2009, is as follows:

	For the year ended December 31, 2009
		Actual return gains (losses) on plan assets
						Ending asset balance as of December 31, 2009
	Beginning asset balance as of January 1, 2009	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Transfers in (out) of Level 3
	(in millions)
Asset category
Principal Life general account investment	$54.9	$(1.3)	$—	$(8.1)	$—	$45.5

Total	$54.9	$(1.3)	$—	$(8.1)	$—	$45.5

        According to our investment policy, the weighted average target asset allocation for the other postretirement benefit plans is:

Asset category	Target allocation
U.S. equity portfolios	45% - 65%
International equity portfolios	5% - 15%
Fixed income security portfolios	30% - 50%

        The investment strategies and policies for the other postretirement benefit plans are similar to those employed by the qualified pension plan.

Contributions

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2010 in the range of $20-$75 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our other postretirement benefit plans in 2010 pending future analysis.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Employee and Agent Benefits — (continued)

Estimated Future Benefit Payments

        The estimated future benefit payments, which reflect expected future service, and the expected amount of tax-free subsidy receipts under Medicare Part D are:

	Pension benefits	Other postretirement benefits (gross benefit payments, including prescription drug benefits)	Amount of Medicare Part D subsidy receipts
	(in millions)
Year ending December 31:
2010	$71.9	$23.7	$1.1
2011	75.9	25.8	1.2
2012	81.5	28.1	1.5
2013	87.1	30.7	1.6
2014	93.4	33.5	1.9
2015-2019	559.2	217.7	13.5

        The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

        The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2009.

        The information that follows shows supplemental information for our defined benefit pension plans. Certain key summary data is shown separately for qualified and non-qualified plans.

	For the year ended December 31,
	2009			2008
	Qualified plan	Nonqualified plans	Total	Qualified plan	Nonqualified plans	Total
	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(249.9)	(297.2)	(547.1)	(399.1)	(302.5)	(701.6)

Total	$(249.9)	$(297.2)	$(547.1)	$(399.1)	$(302.5)	$(701.6)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$495.0	$69.9	$564.9	$690.3	$77.9	$768.2
Prior service cost benefit	(33.9)	(18.8)	(52.7)	(28.6)	(10.9)	(39.5)

Total pre-tax accumulated other comprehensive loss	$461.1	$51.1	$512.2	$661.7	$67.0	$728.7

Components of net periodic benefit cost
Service cost	$41.8	$9.6	$51.4	$50.5	$11.5	$62.0
Interest cost	83.0	17.8	100.8	100.2	24.1	124.3
Expected return on plan assets	(79.5)	—	(79.5)	(162.8)	—	(162.8)
Amortization of prior service cost benefit	(5.4)	(2.3)	(7.7)	(6.7)	(2.9)	(9.6)
Recognized net actuarial (gain) loss	86.5	6.1	92.6	(9.4)	10.9	1.5

Net periodic benefit cost (income)	$126.4	$31.2	$157.6	$(28.2)	$43.6	$15.4

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$(108.8)	$(1.9)	$(110.7)	$740.6	$(13.4)	$727.2
Prior service benefit	(10.7)	(10.2)	(20.9)	—	—	—
Amortization of net gain (loss)	(86.5)	(6.1)	(92.6)	9.4	(10.9)	(1.5)
Amortization of prior service cost benefit	5.4	2.3	7.7	6.7	2.9	9.6

Total recognized in pre-tax accumulated other comprehensive (income) loss	$(200.6)	$(15.9)	$(216.5)	$756.7	$(21.4)	$735.3

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$(74.2)	$15.3	$(58.9)	$728.5	$22.2	$750.7

        In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $16,500 of their compensation to the plans in 2009. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced, and the 401(k) matching contribution was increased. Employees who were ages 47 or

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Employee and Agent Benefits — (continued)

older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as "Grandfathered Choice Participants." We match the Grandfathered Choice Participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. For all other participants, we match the participant's contributions at a 75% contribution rate up to a maximum of 6% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock. We contributed $33.9 million, $41.2 million and $40.0 million in 2009, 2008 and 2007, respectively, to our qualified defined contribution plans.

        We also have a nonqualified defined contribution plan available to select employees and agents which allows them to contribute amounts in excess of limits imposed by federal tax law. In 2009, we matched the Grandfathered Choice Participant's Contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. For all other participants, we matched the participant's contributions at a 75% contribution rate up to a maximum contribution of 6% of the participant's compensation. We contributed $4.6 million, $7.3 million and $7.5 million in 2009, 2008 and 2007, respectively, to our nonqualified defined contribution plans.

13. Contingencies, Guarantees and Indemnifications

Litigation and Regulatory Contingencies

        We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, life, health and disability insurance. Some of the lawsuits are class actions, or purport to be, and some include claims for unspecified or substantial punitive and treble damages. In addition, regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers. We receive requests from regulators and other governmental authorities relating to other industry issues and may receive additional requests, including subpoenas and interrogatories, in the future.

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

        On July 15, 2009, Integrative Chiropractic Center, P.C. filed a putative class action lawsuit in the United States District Court of New Jersey against us and Principal Life (the "Principal Defendants"). The complaint alleged the Principal Defendants systematically underpaid out of network health claims through use of a national database used to calculate the usual and customary rate. The plaintiff was also suing on behalf of a subset of purported class members who submitted claims under a group health plan subject to ERISA that was insured or administered by us, and were paid less than the amount submitted on the claim. The complaint alleged violations of ERISA, the Racketeer Influenced and Corrupt Organizations Act and the Sherman Act. On January 7, 2010, the Plaintiff's Motion to Dismiss Without Prejudice was granted by the court.

        On October 28, 2009, Judith Curran filed a derivative action lawsuit on behalf of the Principal Funds, Inc. and Strategic Asset Management (SAM) Portfolio in the United States District Court for the Southern District of Iowa against Principal Management Corporation, Principal Global Investors, LLC, and Principal Funds Distributor, Inc. (the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13. Contingencies, Guarantees and Indemnifications — (continued)

"Principal Defendants"). The lawsuit alleges the Principal Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging advisory fees and distribution fees that were excessive. The Principal Defendants are aggressively defending the lawsuit.

        On December 2, 2009 and December 4, 2009, two plaintiffs, Cruise and Mullaney respectively, filed putative class action lawsuits in the United States District Court for the Southern District of New York against us, Principal Life, Principal Global Investors, LLC, and Principal Real Estate Investors, LLC (the "Principal Defendants"). The lawsuits alleged the Principal Defendants failed to manage the Principal U.S. Property Separate Account ("PUSPSA") in the best interests of investors, improperly imposed a withdrawal freeze on September 26, 2008, and instituted a withdrawal queue to honor withdrawal requests as sufficient liquidity became available. Plaintiffs allege these actions constitute a breach of fiduciary duties under ERISA. Plaintiffs seek to certify a class including all qualified ERISA plans and the participants of those plans that invested in PUSPSA between September 26, 2008 and the present that have suffered losses caused by the queue. The two lawsuits were consolidated and are now known as In re Principal U.S. Property Account Litigation. In addition, on December 11, 2009, the complaint in Jover v. Principal Global Investors, et. al was filed with the U.S. District Court for the Southern District of New York. Jover asserts similar allegations to Cruise and Mullaney. We anticipate that the Jover complaint will be consolidated with In re Principal U.S. Property Account Litigation cases as the Order of Consolidation in that matter applies to Jover. The Principal Defendants are aggressively defending the lawsuits.

        While the outcome of any pending or future litigation or regulatory matter cannot be predicted with any degree of certainty, based upon information currently known and our historical experience in litigating or resolving claims, management does not believe that any pending litigation or regulatory matter will have a material adverse effect on our business or financial position. The outcome of such matters is inherently difficult to predict, given the large and indeterminate amounts sought in some proceedings, and unforeseen results can occur. It is possible that such outcomes could materially affect net income in a particular reporting period.

Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of December 31, 2009, was approximately $239.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

Guaranty Funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state's fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2009 and 2008, the liability balance for guaranty fund assessments, which is not discounted, was $15.1 million and $16.2 million, respectively, and was

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13. Contingencies, Guarantees and Indemnifications — (continued)

reported within other liabilities in the consolidated statements of financial position. As of December 31, 2009 and 2008, $7.4 million and $8.1 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

Operating Leases

        As a lessee, we lease office space, data processing equipment, office furniture and office equipment under various operating leases. Rental expense for the years ended December 31, 2009, 2008 and 2007, respectively, was $54.4 million, $54.4 million and $53.6 million.

        The following represents payments due by period for operating lease obligations as of December 31, 2009 (in millions):

Year ending December 31:
2010	$50.8
2011	43.2
2012	31.4
2013	22.6
2014	16.7
2015 and thereafter	65.1

229.8
Less: Future sublease rental income on noncancelable leases	6.4

Total future minimum lease payments	$223.4

Capital Leases

        We lease hardware storage equipment under capital leases. As of December 31, 2009 and 2008, these leases had a gross asset balance of $16.1 million and $21.0 million and accumulation depreciation of $9.2 million and $10.5 million, respectively. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $5.2 million, $6.2 million and $5.0 million, respectively.

        As of December 31, 2007, we leased an aircraft and the depreciation expense for the year ended December 31, 2007 was $0.6 million. This lease expired in early 2008.

        The following represents future minimum lease payments due by period for capital lease obligations as of December 31, 2009 (in millions).

Year ending December 31:
2010	$4.2
2011	2.5
2012	0.8
2013	0.1

Total	7.6
Less: Amounts representing interest	0.5

Net present value of minimum lease payments	$7.1

14. Stockholders' Equity

Preferred Stock

        As of December 31, 2009, we had 13.0 million shares of preferred stock authorized, issued and outstanding under the two series described below. Preferred stockholders have dividend and liquidation priority over common stockholders.

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

14. Stockholders' Equity — (continued)

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

Dividend Restrictions and Payments

        The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders' equity levels. As of December 31, 2009, we have no preferred dividend restrictions.

        On March 30, 2009, June 30, 2009, September 30, 2009 and December 30, 2009, we paid a dividend of $8.2 million, $8.3 million, $8.2 million and $8.3 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 12, 2009, June 11, 2009, September 10, 2009 and December 14, 2009, respectively.

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

Common Stock

        On December 4, 2009, we paid an annual dividend of $159.5 million, equal to $0.50 per share, to stockholders of record as of November 13, 2009. On December 5, 2008, we paid an annual dividend of $116.7 million, equal to $0.45 per share, to stockholders of record as of November 14, 2008. On December 7, 2007, we paid an annual dividend of $235.6 million, equal to $0.90 per share, to stockholders of record as of November 16, 2007.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Stockholders' Equity — (continued)

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2007	3.0	10.0	268.4
Shares issued	—	—	2.2
Treasury stock acquired	—	—	(11.5)

Outstanding shares at December 31, 2007	3.0	10.0	259.1
Shares issued	—	—	1.2
Treasury stock acquired	—	—	(1.0)

Outstanding shares at December 31, 2008	3.0	10.0	259.3
Shares issued	—	—	60.0
Treasury stock acquired	—	—	(0.3)

Outstanding shares at December 31, 2009	3.0	10.0	319.0

        On May 11, 2009, we issued 58.2 million shares of common stock at a price of $19.75 per share. Net proceeds from the issuance were $1,109.1 million. The proceeds from this offering will be used for general corporate purposes.

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

        The components of accumulated other comprehensive income (loss) were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligations	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2007	$830.7	$28.3	$(26.6)	$14.5	$846.9
Net change in unrealized gains on fixed maturities, available-for-sale	(991.4)	—	—	—	(991.4)
Net change in unrealized gains on equity securities, available-for-sale	(12.8)	—	—	—	(12.8)
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	68.4	—	—	—	68.4
Adjustments for assumed changes in amortization pattern	130.3	—	—	—	130.3
Net change in unrealized gains on derivative instruments	—	(25.7)	—	—	(25.7)
Change in net foreign currency translation adjustment	—	—	68.1	—	68.1
Change in unrecognized postretirement benefit obligations	—	—	—	81.1	81.1
Net change in provision for deferred income tax benefit (expense)	277.7	11.6	(5.6)	(28.4)	255.3

Balances at December 31, 2007	$302.9	$14.2	$35.9	$67.2	$420.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Stockholders' Equity — (continued)

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligations	Accumulated other comprehensive income (loss)
	(in millions)
Balances at January 1, 2008	$302.9	$14.2	$35.9	$67.2	$420.2
Net change in unrealized gains on fixed maturities, available-for-sale	(8,037.9)	—	—	—	(8,037.9)
Net change in unrealized gains on equity securities, available-for-sale	(61.3)	—	—	—	(61.3)
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	27.2	—	—	—	27.2
Adjustments for assumed changes in amortization pattern	1,173.0	—	—	—	1,173.0
Adjustment for assumed changes in liability for policyholder benefits and claims	3.3	—	—	—	3.3
Net change in unrealized gains on derivative instruments	—	29.3	—	—	29.3
Change in net foreign currency translation adjustment	—	—	(227.0)	—	(227.0)
Effects of changing postretirement benefit plan measurement date	—	—	—	(3.1)	(3.1)
Change in unrecognized postretirement benefit obligations	—	—	—	(973.1)	(973.1)
Net change in provision for deferred income tax benefit (expense)	2,384.8	(6.3)	17.6	341.7	2,737.8

Balances at December 31, 2008	$(4,208.0)	$37.2	$(173.5)	$(567.3)	$(4,911.6)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Stockholders' Equity — (continued)

	Net unrealized losses on available-for-sale securities	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligations	Accumulated other comprehensive loss
	(in millions)
Balances at January 1, 2009	$(4,208.0)	$37.2	$(173.5)	$(567.3)	$(4,911.6)
Net change in unrealized losses on fixed maturities, available-for-sale	6,590.8	—	—	—	6,590.8
Net change in noncredit component of impairment losses on fixed maturities, available-for-sale	(260.9)	—	—	—	(260.9)
Net change in unrealized losses on equity securities, available-for-sale	48.1	—	—	—	48.1
Net change in unrealized losses on equity method subsidiaries and noncontrolling interest adjustments	111.7	—	—	—	111.7
Adjustments for assumed changes in amortization pattern	(963.3)	—	—	—	(963.3)
Adjustment for assumed changes in liability for policyholder benefits and claims	(79.0)	—	—	—	(79.0)
Net change in unrealized gains on derivative instruments	—	(33.2)	—	—	(33.2)
Change in net foreign currency translation adjustment	—	—	191.8	—	191.8
Change in unrecognized postretirement benefit obligations	—	—	—	263.3	263.3
Cumulative effect of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	(9.9)	—	—	—	(9.9)
Net change in provision for deferred income tax benefit (expense)	(1,884.3)	10.3	(23.6)	(92.2)	(1,989.8)

Balances at December 31, 2009	$(654.8)	$14.3	$(5.3)	$(396.2)	$(1,042.0)

        The following table sets forth the adjustments necessary to avoid duplication of items that are included as part of net income for a year that had been part of other comprehensive income in prior years:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Unrealized gains (losses) on available-for-sale securities and derivative instruments arising during the year	$3,073.9	$(4,466.9)	$(620.6)
Adjustment for realized gains (losses) on available-for-sale securities and derivative instruments included in net income	456.4	(21.0)	78.7

Unrealized gains (losses) on available-for-sale securities and derivative instruments, as reported	$3,530.3	$(4,487.9)	$(541.9)

        The above table includes unrealized gains (losses) on available-for-sale securities and derivatives in cash flow hedge relationships net of adjustments related to DPAC, sales inducements, unearned revenue reserves, changes in policyholder benefits and claims and applicable income taxes.

Dividend Limitations

        Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2009 statutory results, Principal Life could pay approximately $608.7 million in stockholder dividends in 2010 without exceeding the statutory limitation.

15. Fair Value of Financial Instruments

        We use fair value measurements to record fair value of certain assets and liabilities and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value. Certain financial instruments,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15. Fair Value of Financial Instruments — (continued)

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

Fixed Maturities and Equity Securities

        In determining fair value for fixed maturities, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm that they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, broker quotes, credit quality, industry events and economic events. If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to corporate bonds, as described below, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available. As of December 31, 2009, less than 1% of our fixed maturity securities, which were classified as Level 3 assets, were valued using internal pricing models.

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

Derivatives

        The fair values of exchange-traded derivatives are determined through quoted market prices. The fair values of over-the-counter derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. The majority of our over-the-counter derivatives are valued with models that use market observable inputs. Significant inputs include interest rates, currency exchange rates, credit spread curves, equity

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15. Fair Value of Financial Instruments — (continued)

prices, and volatility. These valuation models consider projected discounted cash flows, relevant swap curves, and appropriate implied volatilities. Certain over-the-counter derivatives utilize unobservable market data, primarily independent broker quotes that are nonbinding quotes based on models that do not reflect the result of market transactions.

        Our derivative contracts are generally documented under International Swaps and Derivatives Association, Inc. Master Agreements, which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Collateral arrangements are bilateral and based on current ratings of each entity. We utilize the LIBOR interest rate curve to value our positions, which includes a credit spread adjustment. This credit spread reflects an appropriate adjustment to our valuations for nonperformance risk based on the current ratings of our counterparties, as well as the collateral agreements in place. Counterparty credit risk is routinely monitored to ensure our adjustment for non-performance risk is appropriate.

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

        Certain annuity contracts and other investment-type insurance contracts include embedded derivatives that have been bifurcated from the host contract. The key assumptions for calculating the fair value of the embedded derivative liabilities are market assumptions (such as equity market returns, interest rate levels, market volatility, correlations, among other things) and policyholder behavior assumptions (such as lapse, mortality, utilization, withdrawal patterns, among other things). They are valued using a combination of historical data and actuarial judgment. Stochastic models are used to value the embedded derivatives that incorporate a spread reflecting our own creditworthiness and risk margins.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15. Fair Value of Financial Instruments — (continued)

        The assumption for our own non-performance risk for investment-type insurance contracts and any embedded derivatives bifurcated from certain annuity and investment-type insurance contracts is based on the current market credit spreads for debt-like instruments that we have issued and are available in the market.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15. Fair Value of Financial Instruments — (continued)

Carrying value and estimated fair value of financial instruments

	December 31,
	2009		2008
	Carrying amount	Fair value	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$46,220.6	$46,220.6	$40,117.2	$40,117.2
Fixed maturities, trading	1,032.4	1,032.4	843.4	843.4
Equity securities, available-for-sale	214.0	214.0	242.7	242.7
Equity securities, trading	221.5	221.5	158.0	158.0
Mortgage loans	11,845.6	11,407.8	13,113.6	12,488.4
Policy loans	902.5	1,022.6	896.4	1,134.7
Other investments	188.5	188.5	171.2	171.2
Cash and cash equivalents	2,240.4	2,240.4	2,608.0	2,608.0
Derivative assets	1,232.2	1,232.2	1,877.8	1,877.8
Separate account assets	62,738.5	62,738.5	55,142.6	55,142.6
Collateral received	386.4	386.4	346.2	346.2
Investment-type insurance contracts	(35,672.8)	(34,181.0)	(39,276.7)	(36,045.6)
Short-term debt	(101.6)	(101.6)	(500.9)	(500.9)
Long-term debt	(1,584.6)	(1,608.4)	(1,290.5)	(1,096.1)
Separate account liabilities	(56,897.4)	(55,867.5)	(49,256.5)	(48,172.1)
Derivative liabilities	(1,050.8)	(1,050.8)	(2,139.1)	(2,139.1)
Bank deposits	(2,185.8)	(2,188.5)	(2,142.6)	(2,167.0)
Collateral posted	(367.8)	(367.8)	(283.2)	(283.2)
Other liabilities	(99.2)	(99.2)	(109.3)	(109.3)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15. Fair Value of Financial Instruments — (continued)

Assets and liabilities measured at fair value on a recurring basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of December 31, 2009
	Assets / (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale
U.S. government and agencies	$558.7	$25.1	$533.6	$—
Non-U.S. governments	854.9	—	838.8	16.1
States and political subdivisions	2,048.6	—	2,037.1	11.5
Corporate	32,930.8	100.8	32,092.7	737.3
Residential mortgage-backed securities	3,133.1	—	3,133.1	—
Commercial mortgage-backed securities	3,599.7	—	3,565.4	34.3
Collateralized debt obligations	369.6	—	72.8	296.8
Other debt obligations	2,725.2	—	2,648.6	76.6

Total fixed maturities, available-for-sale	46,220.6	125.9	44,922.1	1,172.6
Fixed maturities, trading	1,032.4	189.4	779.5	63.5
Equity securities, available-for-sale	214.0	139.9	2.4	71.7
Equity securities, trading	221.5	130.9	90.6	—
Derivative assets (1)	1,232.2	—	1,177.8	54.4
Other investments (2)	74.7	15.7	59.0	—
Cash equivalents (3)	1,565.3	815.1	750.2	—

Sub-total excluding separate account assets	50,560.7	1,416.9	47,781.6	1,362.2
Separate account assets	62,738.5	40,503.0	18,114.8	4,120.7

Total assets	$113,299.2	$41,919.9	$65,896.4	$5,482.9

Liabilities
Investment-type insurance contracts (4)	$(23.6)	$—	$—	$(23.6)
Derivative liabilities (1)	(1,050.8)	—	(957.1)	(93.7)
Other liabilities (4)	(99.2)	—	(10.1)	(89.1)

Total liabilities	$(1,173.6)	$—	$(967.2)	$(206.4)

Net assets (liabilities)	$112,125.6	$41,919.9	$64,929.2	$5,276.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15. Fair Value of Financial Instruments — (continued)

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

Changes in Level 3 fair value measurements

        The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the year ended December 31, 2009
							Changes in unrealized gains (losses) included in net income relating to positions still held (1)
		Total realized/unrealized gains (losses)
	Beginning asset / (liability) balance as of December 31, 2008					Ending asset / (liability) balance as of December 31, 2009
				Purchases, sales, issuances and settlements
		Included in net income (1)	Included in other comprehensive income		Transfers in (out) of Level 3 (3)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$45.3	$(10.3)	$2.4	$(21.3)	$—	$16.1	$(0.1)
State and political subdivisions	—	—	1.3	—	10.2	11.5	—
Corporate	750.9	(26.7)	160.6	(348.3)	200.8	737.3	(32.2)
Commercial mortgage-backed securities	58.0	(0.3)	9.8	(12.1)	(21.1)	34.3	—
Collateralized debt obligations	236.8	(63.9)	150.4	(10.6)	(15.9)	296.8	(63.5)
Other debt obligations	82.0	(2.1)	17.4	25.9	(46.6)	76.6	—

Total fixed maturities, available-for-sale	1,173.0	(103.3)	341.9	(366.4)	127.4	1,172.6	(95.8)
Fixed maturities, trading	60.7	13.0	—	—	(10.2)	63.5	13.1
Equity securities, available-for-sale	56.2	(0.2)	30.3	(43.7)	29.1	71.7	(2.0)
Derivative assets	100.7	(43.6)	(0.2)	(2.5)	—	54.4	(30.5)
Separate account assets	6,042.3	(1,601.5)	—	(291.6)	(28.5)	4,120.7	(1,488.3)
Liabilities
Investment-type insurance contracts	(60.2)	10.8	—	25.8	—	(23.6)	10.8
Derivative liabilities	(266.9)	141.4	7.2	24.6	—	(93.7)	88.8
Other liabilities (2)	(103.8)	—	33.2	(18.5)	—	(89.1)	—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15. Fair Value of Financial Instruments — (continued)

	For the year ended December 31, 2008
							Changes in unrealized gains (losses) included in net income relating to positions still held (1)
		Total realized/unrealized gains (losses)
	Beginning asset / (liability) balance as of January 1, 2008					Ending asset / (liability) balance as of December 31, 2008
				Purchases, sales, issuances and settlements
		Included in net income (1)	Included in other comprehensive income		Transfers in (out) of Level 3 (3)
	(in millions)
Assets
Fixed maturities, available-for-sale	$2,201.3	$(148.5)	$(507.8)	$(567.2)	$195.2	$1,173.0	$(116.7)
Fixed maturities, trading	92.3	(19.1)	—	(11.4)	(1.1)	60.7	(19.1)
Equity securities, available-for-sale	51.1	(41.5)	(12.1)	20.7	38.0	56.2	(35.3)
Derivative assets	54.3	74.7	(15.8)	(12.5)	—	100.7	62.4
Separate account assets	7,313.2	(958.9)	1.0	(209.5)	(103.5)	6,042.3	(944.1)
Liabilities
Investment-type insurance contracts	(49.3)	(58.4)	(0.1)	47.6	—	(60.2)	(70.4)
Derivative liabilities	(62.3)	(200.0)	(8.1)	3.5	—	(266.9)	(192.9)
Other liabilities (2)	(155.6)	—	70.0	(18.2)	—	(103.8)	—

(1)
Both realized gains (losses) and mark-to-market unrealized gains (losses) for the year ended December 31, 2009, are generally reported in net realized capital gains (losses) within the consolidated statements of operations. Realized and unrealized gains (losses) on certain fixed maturities, trading are reported in net investment income within the consolidated statements of operations. Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities.

(2)
Certain embedded derivatives reported in other liabilities are part of a cash flow hedge, with the effective portion of the unrealized gains (losses) recorded in accumulated other comprehensive income.

(3)
Assets transferred into and out of Level 3 during 2009 were $531.8 million and $414.0 million, respectively, and during 2008 were $1,410.8 million and $1,282.2 million, respectively. Assets transferred into Level 3 include assets added to our "watch list" that were previously priced using a spread pricing matrix that is no longer relevant when applied to asset-specific situations. The majority of assets that transferred out of Level 3 include those for which we are now able to obtain pricing from a recognized third party pricing vendor.

Assets and liabilities measured at fair value on a nonrecurring basis

        Certain assets are measured at fair value on a nonrecurring basis. During 2009, mortgage loans with an aggregate cost of $11.9 million had been written down to fair value of $3.9 million. This write down resulted in a loss of $8.0 million that was recorded in net realized capital gains (losses). These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values.

        During 2009, real estate with an aggregate cost of $1.7 million had been written down to fair value of $0.9 million. This write down resulted in a loss of $0.8 million that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of the real estate is estimated using appraised values that involve significant unobservable inputs.

        During 2009, a customer-based intangible asset that resulted from our acquisition of WM Advisors, Inc. with a carrying value of $25.6 million had been written down to fair value of $19.1 million. The cash flows associated with this intangible are credited to an outside party. As a result, a long-term debt obligation that we assumed with the purchase of WM Advisors, Inc. with a carrying value of $25.6 million was also written down to a fair value of $19.1 million. There was no impact to our consolidated statement of operations, as both of these write-downs are reported in operating expenses. This is a Level 3 fair value measurement, as the fair value is determined by calculating the present value of future cash flows that are expected to emerge from the customer-based intangible asset.

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

Transition

        In connection with our adoption of fair value measurement accounting on January 1, 2008, we recorded a $13.0 million pre-tax gain in net realized capital gains (losses) resulting from the incorporation of our own creditworthiness and additional risk margins in the valuation of certain embedded derivatives recorded at fair value.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16. Statutory Insurance Financial Information

        Principal Life, the largest indirect subsidiary of PFG, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the "State of Iowa"). The State of Iowa recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual has been adopted as a component of prescribed practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices. Our use of prescribed and permitted statutory accounting practices has resulted in higher statutory surplus of $246.1 million relative to the accounting practices and procedures of the NAIC primarily due to a state prescribed practice associated with reinsurance of our term life products and "secondary" or "no lapse" guarantee provisions on our universal life products. Statutory accounting practices differ from U.S. GAAP primarily due to charging policy acquisition costs to expense as incurred, establishing reserves using different actuarial assumptions, valuing investments on a different basis and not admitting certain assets, including certain net deferred income tax assets.

        Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2009, Principal Life meets the minimum RBC requirements.

        Statutory net income and statutory surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2009	2008	2007
	(in millions)
Statutory net income	$42.1	$83.3	$540.2
Statutory surplus	4,586.2	4,807.7	3,695.0

17. Segment Information

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

        The International Asset Management and Accumulation segment consists of Principal International, which has operations in Brazil, Chile, China, Hong Kong Special Administrative Region, India, Indonesia, Malaysia, Mexico and Singapore. We focus on countries with large middle classes, favorable demographics and growing long-term savings, ideally with defined contribution markets. We entered these countries through acquisitions, start-up operations and joint ventures.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Segment Information — (continued)

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

        The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	December 31,
	2009	2008
	(in millions)
Assets:
U.S. Asset Accumulation	$106,881.9	$100,468.8
Global Asset Management	1,276.7	1,320.6
International Asset Management and Accumulation	10,301.7	7,878.4
Life and Health Insurance	15,629.0	14,526.2
Corporate	3,670.1	3,988.4

Total consolidated assets	$137,759.4	$128,182.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Segment Information — (continued)

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Operating revenues by segment:
U.S. Asset Accumulation	$4,041.5	$4,798.4	$5,150.2
Global Asset Management	439.4	598.5	572.9
International Asset Management and Accumulation	562.1	849.0	796.3
Life and Health Insurance	4,447.9	4,682.0	4,857.1
Corporate	(168.1)	(202.8)	(156.7)

Total segment operating revenues	9,322.8	10,725.1	11,219.8
Net realized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(473.2)	(757.0)	(343.0)
Terminated commercial mortgage securities issuance operation	(0.5)	(32.2)	30.1
Operating revenues from discontinued real estate investments	—	—	(0.4)

Total revenues per consolidated statements of operations	$8,849.1	$9,935.9	$10,906.5

Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Accumulation	$510.4	$531.3	$655.8
Global Asset Management	38.2	94.4	102.8
International Asset Management and Accumulation	118.9	126.3	110.7
Life and Health Insurance	242.3	270.4	221.1
Corporate	(105.7)	(79.7)	(37.7)

Total segment operating earnings, net of related income taxes	804.1	942.7	1,052.7
Net realized capital losses, as adjusted (1)	(213.7)	(505.3)	(229.7)
Other after-tax adjustments (2)	(0.7)	(12.3)	4.3

Net income available to common stockholders per consolidated statements of operations	$589.7	$425.1	$827.3

(1)
Net realized capital losses, as adjusted, is derived as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Net realized capital losses:
Net realized capital gains losses	$(398.3)	$(694.1)	$(328.8)
Periodic settlements and accruals on non-hedge derivatives	(69.0)	(59.0)	(18.9)
Certain market value adjustments to fee revenues	(1.5)	(3.9)	(4.0)
Recognition of front-end fee revenues	(4.4)	—	8.7

Net realized capital losses, net of related revenue adjustments	(473.2)	(757.0)	(343.0)
Amortization of deferred policy acquisition and sales inducement costs related to net realized capital gains (losses)	156.4	(47.2)	10.4
Capital (gains) losses distributed	(19.8)	50.3	(11.0)
Certain market value adjustments of embedded derivatives	11.8	(9.5)	—
Noncontrolling interest capital (gains) losses	(18.6)	0.9	(11.6)
Income tax effect	129.7	257.2	125.5

Net realized capital losses, as adjusted	$(213.7)	$(505.3)	$(229.7)

(2)
In 2009, other after-tax adjustments included the negative effect of losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP.

  In 2008, other after-tax adjustments included (1) the negative effect of losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP ($28.1 million) and (2) the positive effect of: (a) tax refinements related to prior years ($8.2 million) and (b) a change in an estimated loss related to a prior year legal contingency ($7.6 million).

  In 2007, other after-tax adjustments included (1) the positive effect of: (a) a gain on sale of a real estate property that qualifies for discontinued operations treatment ($20.0 million) and (b) gains associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operation accounting treatment under U.S. GAAP ($5.7 million) and (2) the negative effect of tax refinements related to prior years ($21.4 million).

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Segment Information — (continued)

        The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Income tax expense (benefit) by segment:
U.S. Asset Accumulation	$144.2	$138.2	$171.7
Global Asset Management	21.0	50.9	55.7
International Asset Management and Accumulation	0.5	(14.5)	17.5
Life and Health Insurance	118.2	132.2	106.2
Corporate	(53.8)	(42.9)	(31.3)

Total segment income taxes from operating earnings	230.1	263.9	319.8
Tax benefit related to net realized capital losses, as adjusted	(129.7)	(257.2)	(125.5)
Tax expense related to other after-tax adjustments	(0.3)	(11.2)	13.9
Income tax benefit from discontinued real estate	—	—	(0.1)

Total income tax expense (benefit) per consolidated statements of operations	$100.1	$(4.5)	$208.1

        The following table summarizes operating revenues for our products and services:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
U.S. Asset Accumulation:
Full-service accumulation	$1,283.9	$1,400.8	$1,595.0
Principal Funds	445.3	633.3	686.7
Individual annuities	945.6	1,017.1	799.8
Bank and trust services	83.9	74.4	66.8
Eliminations	(89.1)	(177.1)	(163.8)

Total Accumulation	2,669.6	2,948.5	2,984.5
Investment only	796.0	1,138.0	1,179.2
Full-service payout	575.9	711.9	986.5

Total Guaranteed	1,371.9	1,849.9	2,165.7

Total U.S. Asset Accumulation	4,041.5	4,798.4	5,150.2
Global Asset Management (1)	439.4	598.5	572.9
International Asset Management and Accumulation	562.1	849.0	796.3
Life and Health Insurance:
Individual life insurance	1,358.0	1,393.4	1,370.1
Health insurance	1,637.2	1,790.5	2,018.4
Specialty benefits insurance	1,454.6	1,500.2	1,471.2
Eliminations	(1.9)	(2.1)	(2.6)

Total Life and Health Insurance	4,447.9	4,682.0	4,857.1
Corporate	(168.1)	(202.8)	(156.7)

Total operating revenues	$9,322.8	$10,725.1	$11,219.8

Total operating revenues	$9,322.8	$10,725.1	$11,219.8
Net realized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(473.2)	(757.0)	(343.0)
Terminated commercial mortgage securities issuance operation	(0.5)	(32.2)	30.1
Operating revenues from discontinued real estate investments	—	—	(0.4)

Total revenues per consolidated statements of operations	$8,849.1	$9,935.9	$10,906.5

(1)
Reflects inter-segment revenues of $195.4 million, $239.9 million and $260.0 million in 2009, 2008 and 2007, respectively. These revenues are eliminated within the Corporate segment.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

18. Stock-Based Compensation Plans

        As of December 31, 2009, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan ("Stock-Based Compensation Plans"). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the 2005 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

        As of December 31, 2009, the maximum number of new shares of common stock that were available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 13.5 million.

        For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans is as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Compensation cost	$48.8	$31.7	$65.2
Related income tax benefit	15.5	10.0	21.5
Capitalized as part of an asset	3.7	4.7	4.0

Nonqualified Stock Options

        Nonqualified stock options were granted to certain employees under the 2005 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding under the 2005 Stock Incentive Plan and the Stock Incentive Plan were granted at an exercise price equal to the fair market value of our common stock on the date of grant, and expire ten years after the grant date. These options have graded or cliff vesting over a three-year period, except in the case of approved retirement. Total options granted under the 2005 Stock Incentive Plan and the Stock Incentive Plan were 2.2 million, 1.6 million and 1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Nonqualified stock options granted under the Directors stock plans have an exercise price equal to the fair market value of our common stock on the date of the grant and a contractual term equal to the earlier of five years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Beginning with the 2003 grant, options become exercisable in four approximately equal installments on the three, six and nine month anniversaries of the grant date, and on the date that the Director's full term of office expires. There were no options granted during the years ended December 31, 2009, 2008 and 2007.

        The following is a summary of the status of all of our stock option plans for the year ended December 31, 2009:

	Number of options	Weighted- average exercise price	Intrinsic Value
	(in millions)		(in millions)
Options outstanding at January 1, 2009	10.1	$45.96
Granted	2.2	11.07
Canceled	0.1	43.35
Expired	0.2	39.97

Options outstanding at December 31, 2009	12.0	$39.67	$29.0

Options vested or expected to vest at December 31, 2009	11.5	$39.90	$25.7

Options exercisable at December 31, 2009	8.5	$43.76	$0.8

        The total intrinsic value of stock options exercised was zero, $3.7 million and $40.1 million during 2009, 2008, and 2007, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

18. Stock-Based Compensation Plans — (continued)

        The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2009:

Range of exercise prices	Number of options outstanding	Weighted-average remaining contractual life
	(in millions)
$11.07 – $22.32	2.2	9
$22.33 – $31.64	1.3	3
$31.65 – $42.90	3.5	5
$42.91 – $53.59	1.8	6
$53.60 – $64.22	3.2	8

$11.07 – $64.22	12.0	6

        The weighted-average remaining contractual lives for stock options exercisable is approximately 5 years as of December 31, 2009.

        The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2009	2008	2007
Expected volatility	55.0%	25.4%	23.6%

Expected term (in years)	6	6	6

Risk-free interest rate	2.1%	3.1%	4.6%

Dividend yield	4.07%	1.51%	1.28%

Weighted average estimated fair value	$4.07	$15.41	$17.98

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

        As of December 31, 2009, there was $5.2 million of total unrecognized compensation costs related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.5 years.

        Cash received from stock options exercised under these share-based payment arrangements during 2009, 2008 and 2007 was $0.2 million, $7.8 million and $41.9 million, respectively. The actual tax benefits realized for the tax deductions for option exercise of the share-based payment arrangements during 2009, 2008 and 2007 was zero, $3.0 million and $12.0 million, respectively.

Performance Share Awards

        We granted performance share awards to certain employees under the 2005 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of an approved retirement) and our performance against three-year goals set at the beginning of the performance period. A return on equity objective and an earnings per share objective must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards. Total performance share awards granted were 0.5 million, 0.3 million and 0.3 million in 2009, 2008 and 2007, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

18. Stock-Based Compensation Plans — (continued)

        The following is a summary of activity for the nonvested performance share awards for the year ended December 31, 2009:

	Number of performance share awards	Weighted-average grant-date fair value
	(in millions)
Nonvested performance share awards at January 1, 2009	0.9	$55.73
Granted	0.5	11.64
Vested	0.4	48.89

Nonvested performance share awards at December 31, 2009	1.0	$37.14

        Performance share awards above represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 200% of the initial target awards.

        The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2009, 2008 and 2007 were $11.64, $56.79 and $62.73, respectively.

        As of December 31, 2009, there was $2.0 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 2.0 years.

        The intrinsic value and the actual tax benefits realized for tax deductions for performance share awards vested or paid out during 2009 were $6.4 million and $2.4 million, respectively. Because no performance share awards vested or were paid out during 2008 and 2007, the intrinsic value and the actual tax benefits realized for tax deductions for performance share award payouts were $0.0 million in both 2008 and 2007.

Restricted Stock Units

        We issue restricted stock units under the 2005 Stock Incentive Plan, 2005 Directors Stock Plan, Stock Incentive Plan, and Directors Stock Plan. Restricted stock units are treated as an equity award. There is no maximum contractual term on these awards. In 2009, 2008, and 2007, 1.9 million, 0.8 million and 0.4 million restricted stock units were granted, respectively.

        Restricted stock units were issued to certain employees and agents pursuant to the 2005 Stock Incentive Plan and Stock Incentive Plan. Under these plans, awards have graded or cliff vesting over a three-year service period. When service for PFG ceases (except in the case of an approved retirement), all vesting stops and unvested units are forfeited.

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

        The following is a summary of activity for the nonvested restricted stock units in 2009:

	Number of restricted stock units	Weighted-average grant-date fair value
	(in millions)
Nonvested restricted stock units at January 1, 2009	1.1	$58.15
Granted	1.9	11.94
Vested	0.3	54.42
Canceled	0.1	32.69

Nonvested restricted stock units at December 31, 2009	2.6	$26.25

        The total intrinsic value of restricted stock units vested was $3.9 million, $26.3 million and $24.2 million during 2009, 2008 and 2007, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

18. Stock-Based Compensation Plans — (continued)

        The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2009, 2008 and 2007 was $11.94, $57.76 and $61.38, respectively.

        As of December 31, 2009, there was $21.3 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

        The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2009, 2008 and 2007 was $1.6 million, $6.2 million and $6.5 million, respectively.

Employee Stock Purchase Plan

        Under our Employee Stock Purchase Plan, participating employees had the opportunity to purchase shares of our common stock on a quarterly basis through 2008. Beginning in 2009, participating employees have the opportunity to purchase shares of our common stock on a semi-annual basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares' fair market value as of the beginning or end of the purchase period, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 1.1 million, 0.8 million and 0.6 million shares during 2009, 2008 and 2007, respectively.

        We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $5.08, $6.56 and $10.45 during 2009, 2008 and 2007, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $5.6 million, $5.1 million and $6.5 million during 2009, 2008 and 2007, respectively.

        Cash received from shares issued under these share-based payment arrangements for 2009, 2008 and 2007 was $13.8 million, $28.8 million and $31.7 million, respectively. The actual tax benefits realized for the tax deductions for the settlement of the share-based payment arrangements for 2009, 2008 and 2007 was $0.4 million, $0.7 million and $1.0 million, respectively.

        The maximum number of shares of common stock that we may issue under the Employee Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of our initial public offering. As of December 31, 2009, a total of 8.6 million of new shares are available to be made issuable by us for this plan.

Long-Term Performance Plan

        We also maintain the Long-Term Performance Plan, which provides the opportunity for eligible executives to receive additional awards if specified minimum corporate performance objectives are achieved over a three-year period. This plan utilizes stock as an option for payment and is treated as a liability award during vesting and a liability award or equity award subsequent to vesting, based on the participant payment election. Effective with stockholder approval of the 2005 Stock Incentive Plan, no further grants will be made under the Long-Term Performance Plan, and any future stock awards paid under the Long-Term Performance Plan will be issued under the 2005 Stock Incentive Plan. As of December 31, 2005, all awards under this plan were fully vested and no awards were granted under this plan in 2009, 2008 and 2007. There is no maximum contractual term on these awards.

        The fair value of Long-Term Performance Plan liability units is determined as of each reporting period based on the Black-Scholes option pricing model that uses the assumptions noted in the following table:

	For the year ended December 31,
Long-Term Performance Plan	2009	2008	2007
Expected volatility	115.2%	104.1%	25.2%

Expected term (in years)	2	1	2

Risk-free interest rate	0.6%	0.5%	3.2%

Dividend yield	—%	—%	—%

        The amount of cash used to settle Long-Term Performance Plan units granted was $2.1 million, $2.7 million and $2.9 million for 2009, 2008 and 2007, respectively. The total intrinsic value of Long-Term Performance Plan units settled was $2.4 million, $4.3 million and $3.0 million during 2009, 2008 and 2007, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19. Earnings Per Common Share

        The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$645.7	$465.8	$864.3
Subtract:
Income from continuing operations, net of related income taxes attributable to noncontrolling interest	23.0	7.7	24.2
Preferred stock dividends	33.0	33.0	33.0

Income from continuing operations available to common stockholders, net of related income taxes	$589.7	$425.1	$807.1

Weighted-average shares outstanding:
Basic	297.3	259.3	265.4
Dilutive effects:
Stock options	0.4	1.1	2.3
Performance share awards	—	0.4	—
Restricted stock units	1.2	0.3	0.4

Diluted	298.9	261.1	268.1

Income from continuing operations per common share:
Basic	$1.98	$1.64	$3.04

Diluted	$1.97	$1.63	$3.01

        The calculation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations for 2009 and 2008:

	For the three months ended
	December 31	September 30 (1)	June 30	March 31
	(in millions, except per share data)
2009
Total revenues	$2,232.4	$2,270.3	$2,157.8	$2,188.6
Total expenses	2,062.9	2,022.0	1,959.9	2,058.5
Income from continuing operations, net of related income taxes	154.9	204.2	164.0	122.6
Net income available to common stockholders	141.9	184.7	150.3	112.8
Basic earnings per common share for income from continuing operations, net of related income taxes	0.44	0.58	0.52	0.43
Basic earnings per common share for net income available to common stockholders	0.44	0.58	0.52	0.43
Diluted earnings per common share for income from continuing operations, net of related income taxes	0.44	0.57	0.52	0.43
Diluted earnings per common share for net income available to common stockholders	0.44	0.57	0.52	0.43
2008
Total revenues	$2,279.3	$2,497.8	$2,658.1	$2,500.7
Total expenses	2,344.2	2,391.3	2,445.6	2,293.5
Income (loss) from continuing operations, net of related income taxes	(3.6)	108.7	183.1	177.6
Net income (loss) available to common stockholders	(7.5)	90.1	168.3	174.2
Basic earnings (loss) per common share for income from continuing operations, net of related income taxes	(0.03)	0.35	0.65	0.67
Basic earnings (loss) per common share for net income available to common stockholders	(0.03)	0.35	0.65	0.67
Diluted earnings (loss) per share for income from continuing operations, net of related income taxes	(0.03)	0.35	0.64	0.67
Diluted earnings (loss) per common share for net income available to common stockholders	(0.03)	0.35	0.64	0.67

(1)
During the third quarter of 2009, we discovered a prior period error related to DPAC amortization of certain contracts in our full service accumulation business. We evaluated the materiality of the error from qualitative and quantitative perspectives and concluded it was not material to any prior periods. The correction of the error in the third quarter of 2009 could be considered material to the results of operations for the three months ended September 30, 2009, but is not material to the results of operations for the nine months ended September 30, 2009. Accordingly, we made an adjustment in the third quarter of 2009 that resulted in a decrease in DPAC amortization expense. On an after-tax basis, the adjustment for prior periods resulted in an $18.9 million increase in net income for the three months ended September 30, 2009.

21. Condensed Consolidating Financial Information

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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. ("PFS") and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2009 and December 31, 2008, and for the years ended December 31, 2009, 2008 and 2007.

        In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG's interest in PFS, (ii) Principal Life's interest in all direct subsidiaries of Principal Life and (iii) PFS's interest in Principal Life even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent's investment and earnings. All intercompany balances and transactions, including elimination of the parent's investment in subsidiaries, between PFG, Principal Life and PFS and all other subsidiaries have been eliminated, as shown in the column "Eliminations and Other." These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$124.5	$40,928.8	$5,635.5	$(468.2)	$46,220.6
Fixed maturities, trading	348.1	461.8	222.5	—	1,032.4
Equity securities, available-for-sale	—	211.6	2.4	—	214.0
Equity securities, trading	—	0.3	221.2	—	221.5
Mortgage loans	—	9,930.7	2,344.5	(429.6)	11,845.6
Real estate	—	19.4	1,017.4	(2.2)	1,034.6
Policy loans	—	881.3	21.2	—	902.5
Investment in unconsolidated entities	8,423.1	3,337.7	3,193.6	(14,326.1)	628.3
Other investments	5.3	1,692.3	730.4	(591.0)	1,837.0
Cash and cash equivalents	304.6	1,249.2	854.3	(167.7)	2,240.4
Accrued investment income	2.0	634.6	61.2	(5.9)	691.9
Premiums due and other receivables	2.0	843.3	225.2	(5.1)	1,065.4
Deferred policy acquisition costs	—	3,454.8	226.6	—	3,681.4
Property and equipment	—	420.9	68.4	—	489.3
Goodwill	—	96.8	289.6	—	386.4
Other intangibles	—	33.7	818.0	—	851.7
Separate account assets	—	57,380.8	5,357.7	—	62,738.5
Other assets	13.0	632.3	823.3	209.3	1,677.9

Total assets	$9,222.6	$122,210.3	$22,113.0	$(15,786.5)	$137,759.4

Liabilities
Contractholder funds	$—	$40,021.7	$37.2	$(257.0)	$39,801.9
Future policy benefits and claims	—	15,954.7	3,317.1	(23.5)	19,248.3
Other policyholder funds	—	539.1	20.1	—	559.2
Short-term debt	—	—	133.7	(32.1)	101.6
Long-term debt	1,351.8	99.5	644.1	(510.8)	1,584.6
Income taxes currently payable	(14.7)	(260.6)	15.5	262.6	2.8
Deferred income taxes	(27.0)	(544.8)	298.9	393.1	120.2
Separate account liabilities	—	57,380.8	5,357.7	—	62,738.5
Other liabilities	19.0	2,671.1	3,638.2	(742.4)	5,585.9

Total liabilities	1,329.1	115,861.5	13,462.5	(910.1)	129,743.0
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,492.9	6,408.8	8,586.5	(14,995.3)	9,492.9
Retained earnings	4,160.7	1,024.3	834.0	(1,858.3)	4,160.7
Accumulated other comprehensive loss	(1,042.0)	(1,086.8)	(997.4)	2,084.2	(1,042.0)
Treasury stock, at cost	(4,722.7)	—	—	—	(4,722.7)

Total stockholders' equity attributable to PFG	7,893.5	6,348.8	8,423.1	(14,771.9)	7,893.5
Noncontrolling interest	—	—	227.4	(104.5)	122.9

Total stockholders' equity	7,893.5	6,348.8	8,650.5	(14,876.4)	8,016.4

Total liabilities and stockholders' equity	$9,222.6	$122,210.3	$22,113.0	$(15,786.5)	$137,759.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$36,100.6	$4,509.1	$(492.5)	$40,117.2
Fixed maturities, trading	—	732.3	111.1	—	843.4
Equity securities, available-for-sale	—	234.2	8.5	—	242.7
Equity securities, trading	—	0.4	157.6	—	158.0
Mortgage loans	—	10,961.8	2,586.9	(435.1)	13,113.6
Real estate	—	20.1	899.3	—	919.4
Policy loans	—	881.4	15.0	—	896.4
Investment in unconsolidated entities	3,101.8	2,811.0	(497.7)	(4,995.7)	419.4
Other investments	5.5	2,431.9	734.8	(775.0)	2,397.2
Cash and cash equivalents	(2.0)	1,598.6	1,192.3	(180.9)	2,608.0
Accrued investment income	—	701.3	55.2	(5.8)	750.7
Premiums due and other receivables	0.9	819.6	153.5	14.1	988.1
Deferred policy acquisition costs	—	3,970.1	182.9	—	4,153.0
Property and equipment	—	447.1	71.1	—	518.2
Goodwill	—	96.7	278.8	—	375.5
Other intangibles	—	35.7	889.6	—	925.3
Separate account assets	—	51,069.1	4,073.5	—	55,142.6
Other assets	27.0	570.6	530.9	2,485.2	3,613.7

Total assets	$3,133.2	$113,482.5	$15,952.4	$(4,385.7)	$128,182.4

Liabilities
Contractholder funds	$—	$43,298.3	$40.2	$(251.9)	$43,086.6
Future policy benefits and claims	—	15,979.0	2,526.0	(10.8)	18,494.2
Other policyholder funds	—	517.9	18.3	—	536.2
Short-term debt	—	—	500.9	—	500.9
Long-term debt	601.8	99.5	1,296.8	(707.6)	1,290.5
Income taxes currently payable	(9.1)	(322.5)	26.0	307.5	1.9
Deferred income taxes	(39.4)	(2,352.0)	132.2	2,362.0	102.8
Separate account liabilities	—	51,069.1	4,073.5	—	55,142.6
Other liabilities	107.1	3,143.2	4,040.7	(833.6)	6,457.4

Total liabilities	660.4	111,432.5	12,654.6	865.6	125,613.1
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	2.5	—	(2.5)	3.9
Additional paid-in capital	8,376.5	5,626.6	7,797.7	(13,424.3)	8,376.5
Retained earnings	3,722.5	1,158.5	150.8	(1,309.3)	3,722.5
Accumulated other comprehensive loss	(4,911.6)	(4,737.6)	(4,846.7)	9,584.3	(4,911.6)
Treasury stock, at cost	(4,718.6)	—	—	—	(4,718.6)

Total stockholders' equity attributable to PFG	2,472.8	2,050.0	3,101.8	(5,151.8)	2,472.8
Noncontrolling interest	—	—	196.0	(99.5)	96.5

Total stockholders' equity	2,472.8	2,050.0	3,297.8	(5,251.3)	2,569.3

Total liabilities and stockholders' equity	$3,133.2	$113,482.5	$15,952.4	$(4,385.7)	$128,182.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,479.9	$270.7	$—	$3,750.6
Fees and other revenues	—	1,351.7	1,046.9	(302.6)	2,096.0
Net investment income	3.6	2,931.0	410.7	55.5	3,400.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.1	(436.6)	581.2	(89.8)	54.9
Total other-than-temporary impairment losses on available-for-sale securities	—	(703.3)	(10.8)	—	(714.1)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	256.8	4.1	—	260.9

Net impairment losses on available-for-sale securities	—	(446.5)	(6.7)	—	(453.2)

Net realized capital gains (losses)	0.1	(883.1)	574.5	(89.8)	(398.3)

Total revenues	3.7	6,879.5	2,302.8	(336.9)	8,849.1
Expenses
Benefits, claims and settlement expenses	—	5,007.6	343.5	(16.6)	5,334.5
Dividends to policyholders	—	242.2	—	—	242.2
Operating expenses	90.8	1,665.3	1,020.3	(249.8)	2,526.6

Total expenses	90.8	6,915.1	1,363.8	(266.4)	8,103.3

Income (loss) before income taxes	(87.1)	(35.6)	939.0	(70.5)	745.8
Income taxes (benefits)	(34.7)	(72.7)	206.9	0.6	100.1
Equity in the net income (loss) of subsidiaries	675.1	466.7	(28.8)	(1,113.0)	—

Net income	622.7	503.8	703.3	(1,184.1)	645.7
Net income attributable to noncontrolling interest	—	—	28.2	(5.2)	23.0

Net income attributable to PFG	622.7	503.8	675.1	(1,178.9)	622.7
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$589.7	$503.8	$675.1	$(1,178.9)	$589.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,976.1	$233.1	$—	$4,209.2
Fees and other revenues	—	1,458.2	1,400.0	(431.7)	2,426.5
Net investment income (loss)	(0.3)	3,251.3	720.9	22.4	3,994.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(1.8)	88.6	(392.7)	91.1	(214.8)
Total other-than-temporary impairment losses on available-for-sale securities	—	(477.6)	(1.7)	—	(479.3)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	—	—	—

Net impairment losses on available-for-sale securities	—	(477.6)	(1.7)	—	(479.3)

Net realized capital losses	(1.8)	(389.0)	(394.4)	91.1	(694.1)

Total revenues	(2.1)	8,296.6	1,959.6	(318.2)	9,935.9
Expenses
Benefits, claims and settlement expenses	—	5,636.6	599.0	(15.7)	6,219.9
Dividends to policyholders	—	267.3	—	—	267.3
Operating expenses	48.0	2,056.6	1,257.3	(374.5)	2,987.4

Total expenses	48.0	7,960.5	1,856.3	(390.2)	9,474.6

Income (loss) before income taxes	(50.1)	336.1	103.3	72.0	461.3
Income taxes (benefits)	(20.0)	41.7	(22.9)	(3.3)	(4.5)
Equity in the net income of subsidiaries	488.2	118.3	377.6	(984.1)	—

Net income	458.1	412.7	503.8	(908.8)	465.8
Net income attributable to noncontrolling interest	—	—	15.6	(7.9)	7.7

Net income attributable to PFG	458.1	412.7	488.2	(900.9)	458.1
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$425.1	$412.7	$488.2	$(900.9)	$425.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$4,360.6	$273.5	$—	$4,634.1
Fees and other revenues	—	1,610.4	1,443.0	(418.7)	2,634.7
Net investment income	6.8	3,303.6	705.5	(49.4)	3,966.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(76.8)	46.6	15.5	(14.7)
Total other-than-temporary impairment losses on available-for-sale securities	—	(314.0)	(0.1)	—	(314.1)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	—	—	—

Net impairment losses on available-for-sale securities	—	(314.0)	(0.1)	—	(314.1)

Net realized capital gains (losses)	—	(390.8)	46.5	15.5	(328.8)

Total revenues	6.8	8,883.8	2,468.5	(452.6)	10,906.5
Expenses
Benefits, claims and settlement expenses	—	5,911.9	539.4	(16.0)	6,435.3
Dividends to policyholders	—	293.8	—	—	293.8
Operating expenses	48.0	2,114.0	1,311.1	(368.1)	3,105.0

Total expenses	48.0	8,319.7	1,850.5	(384.1)	9,834.1

Income (loss) from continuing operations before income taxes	(41.2)	564.1	618.0	(68.5)	1,072.4
Income taxes (benefits)	(17.4)	116.3	114.1	(4.9)	208.1
Equity in the net income of subsidiaries, excluding discontinued operations	863.9	316.3	427.0	(1,607.2)	—

Income from continuing operations, net of related income taxes	840.1	764.1	930.9	(1,670.8)	864.3
Income from discontinued operations, net of related income taxes	20.2	—	20.2	(20.2)	20.2

Net income	860.3	764.1	951.1	(1,691.0)	884.5
Net income attributable to noncontrolling interest	—	—	67.0	(42.8)	24.2

Net income attributable to PFG	860.3	764.1	884.1	(1,648.2)	860.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$827.3	$764.1	$884.1	$(1,648.2)	$827.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(442.6)	$2,617.9	$(23.5)	$91.2	$2,243.0
Investing activities
Available-for-sale securities:
Purchases	(187.6)	(6,537.4)	(1,288.3)	80.0	(7,933.3)
Sales	60.5	3,002.0	680.2	(169.1)	3,573.6
Maturities	0.6	3,944.6	489.1	—	4,434.3
Mortgage loans acquired or originated	—	(507.3)	(151.3)	72.1	(586.5)
Mortgage loans sold or repaid	—	1,449.3	366.2	(111.1)	1,704.4
Real estate acquired	—	—	(62.2)	—	(62.2)
Real estate sold	—	—	30.3	—	30.3
Net purchases of property and equipment	(0.1)	(11.1)	(15.0)	—	(26.2)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(45.7)	—	(45.7)
Contributions to unconsolidated entities	(795.9)	(29.6)	(150.9)	976.4	—
Net change in other investments	0.2	54.8	(2.1)	(114.8)	(61.9)

Net cash provided by (used in) investing activities	(922.3)	1,365.3	(149.7)	733.5	1,026.8
Financing activities
Issuance of common stock	1,123.0	—	—	—	1,123.0
Acquisition of treasury stock	(4.1)	—	—	—	(4.1)
Proceeds from financing element derivatives	—	122.0	—	—	122.0
Payments for financing element derivatives	—	(67.4)	—	—	(67.4)
Excess tax benefits from share-based payment arrangements	—	0.1	0.1	—	0.2
Dividends to common stockholders	(159.5)	—	—	—	(159.5)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	745.1	—	—	—	745.1
Principal repayments of long-term debt	—	—	(665.1)	196.9	(468.2)
Net repayments of short-term borrowings	—	—	(373.1)	(32.0)	(405.1)
Capital received from parent	—	150.9	825.5	(976.4)	—
Investment contract deposits	—	4,220.2	3.9	—	4,224.1
Investment contract withdrawals	—	(8,752.7)	—	—	(8,752.7)
Net increase in banking operation deposits	—	—	43.9	—	43.9
Other	—	(5.7)	—	—	(5.7)

Net cash provided by (used in) financing activities	1,671.5	(4,332.6)	(164.8)	(811.5)	(3,637.4)

Net increase (decrease) in cash and cash equivalents	306.6	(349.4)	(338.0)	13.2	(367.6)
Cash and cash equivalents at beginning of year	(2.0)	1,598.6	1,192.3	(180.9)	2,608.0

Cash and cash equivalents at end of year	$304.6	$1,249.2	$854.3	$(167.7)	$2,240.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(60.2)	$1,805.9	$525.9	$(46.8)	$2,224.8
Investing activities
Available-for-sale securities:
Purchases	—	(5,783.4)	(753.5)	(68.9)	(6,605.8)
Sales	—	1,084.6	258.9	—	1,343.5
Maturities	—	2,982.8	225.1	—	3,207.9
Mortgage loans acquired or originated	—	(3,479.5)	(189.6)	184.2	(3,484.9)
Mortgage loans sold or repaid	—	2,781.9	186.9	(66.8)	2,902.0
Real estate acquired	—	(0.8)	(32.5)	—	(33.3)
Real estate sold	—	—	70.6	—	70.6
Net purchases of property and equipment	—	(75.3)	(29.7)	—	(105.0)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(20.3)	—	(20.3)
Dividends received from unconsolidated entities	181.1	17.6	7.5	(206.2)	—
Net change in other investments	—	(213.8)	5.0	16.9	(191.9)

Net cash provided by (used in) investing activities	181.1	(2,685.9)	(271.6)	(140.8)	(2,917.2)
Financing activities
Issuance of common stock	36.4	—	—	—	36.4
Acquisition of treasury stock	(6.4)	—	—	—	(6.4)
Proceeds from financing element derivatives	—	142.2	—	—	142.2
Payments for financing element derivatives	—	(114.6)	—	—	(114.6)
Excess tax benefits from share-based payment arrangements	—	0.8	2.3	—	3.1
Dividends to common stockholders	(116.7)	—	—	—	(116.7)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	119.4	(111.5)	7.9
Principal repayments of long-term debt	—	—	(110.5)	27.2	(83.3)
Net proceeds of short-term borrowings	—	—	216.0	1.4	217.4
Dividends paid to parent	—	(7.5)	(198.7)	206.2	—
Investment contract deposits	—	11,349.0	—	—	11,349.0
Investment contract withdrawals	—	(9,813.7)	—	—	(9,813.7)
Net increase in banking operation deposits	—	—	373.1	—	373.1
Other	—	(5.4)	—	—	(5.4)

Net cash provided by (used in) financing activities	(119.7)	1,550.8	401.6	123.3	1,956.0

Net increase in cash and cash equivalents	1.2	670.8	655.9	(64.3)	1,263.6
Cash and cash equivalents at beginning of year	(3.2)	927.8	536.4	(116.6)	1,344.4

Cash and cash equivalents at end of year	$(2.0)	$1,598.6	$1,192.3	$(180.9)	$2,608.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$73.6	$—	$—	$—	$73.6
Acquisition of treasury stock	(756.3)	—	—	—	(756.3)
Proceeds from financing element derivatives	—	128.7	—	—	128.7
Payments for financing element derivatives	—	(137.2)	—	—	(137.2)
Excess tax benefits from share-based payment arrangements	—	7.1	3.1	—	10.2
Dividends to common stockholders	(235.6)	—	—	—	(235.6)
Dividends to preferred stockholders	(41.2)	—	—	—	(41.2)
Issuance of long-term debt	—	1.9	85.5	(87.2)	0.2
Principal repayments of long-term debt	—	—	(115.0)	—	(115.0)
Net proceeds of short-term borrowings	—	—	170.0	33.9	203.9
Dividends paid to parent	—	(656.4)	(1,071.9)	1,728.3	—
Investment contract deposits	—	9,958.9	—	—	9,958.9
Investment contract withdrawals	—	(8,209.9)	—	—	(8,209.9)
Net increase in banking operation deposits	—	—	417.1	—	417.1
Net change in other investments	—	(5.3)	—	—	(5.3)

Net cash provided by (used in) financing activities	(959.5)	1,087.8	(511.2)	1,675.0	1,292.1
Discontinued operations
Net cash provided by operating activities	—	—	2.5	—	2.5
Net cash used in investing activities	—	—	(1.3)	—	(1.3)
Net cash used in financing activities	—	—	(0.5)	—	(0.5)

Net cash provided by discontinued operations	—	—	0.7	—	0.7

Net increase (decrease) in cash and cash equivalents	(34.1)	(472.0)	275.3	(15.6)	(246.4)
Cash and cash equivalents at beginning of year	30.9	1,399.8	261.1	(101.0)	1,590.8

Cash and cash equivalents at end of year	$(3.2)	$927.8	$536.4	$(116.6)	$1,344.4

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$—	$(0.7)	$—	$(0.7)
At end of year	—	—	—	—	—

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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2009 and December 31, 2008, and for the year ended December 31, 2009, 2008 and 2007.

        In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG's interest in PFS and (ii) PFS's interest in Principal Life and all other subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent's investment and earnings. All intercompany balances and transactions, including elimination of the parent's investment in subsidiaries, between PFG, PFS and Principal Life and all other subsidiaries have been eliminated, as shown in the column "Eliminations and Other." These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$124.5	$—	$46,096.1	$—	$46,220.6
Fixed maturities, trading	348.1	—	684.3	—	1,032.4
Equity securities, available-for-sale	—	—	214.0	—	214.0
Equity securities, trading	—	—	221.5	—	221.5
Mortgage loans	—	—	11,845.6	—	11,845.6
Real estate	—	—	1,034.6	—	1,034.6
Policy loans	—	—	902.5	—	902.5
Investment in unconsolidated entities	8,423.1	8,468.4	628.1	(16,891.3)	628.3
Other investments	5.3	49.4	1,782.4	(0.1)	1,837.0
Cash and cash equivalents	304.6	534.4	2,256.8	(855.4)	2,240.4
Accrued investment income	2.0	—	689.9	—	691.9
Premiums due and other receivables	2.0	—	1,062.5	0.9	1,065.4
Deferred policy acquisition costs	—	—	3,681.4	—	3,681.4
Property and equipment	—	—	489.3	—	489.3
Goodwill	—	—	386.4	—	386.4
Other intangibles	—	—	851.7	—	851.7
Separate account assets	—	—	62,738.5	—	62,738.5
Other assets	13.0	9.4	1,644.0	11.5	1,677.9

Total assets	$9,222.6	$9,061.6	$137,209.6	$(17,734.4)	$137,759.4

Liabilities
Contractholder funds	$—	$—	$39,801.9	$—	$39,801.9
Future policy benefits and claims	—	—	19,248.3	—	19,248.3
Other policyholder funds	—	—	559.2	—	559.2
Short-term debt	—	75.0	338.7	(312.1)	101.6
Long-term debt	1,351.8	—	232.8	—	1,584.6
Income taxes currently payable	(14.7)	(5.4)	9.1	13.8	2.8
Deferred income taxes	(27.0)	(4.2)	149.6	1.8	120.2
Separate account liabilities	—	—	62,738.5	—	62,738.5
Other liabilities	19.0	573.1	5,540.2	(546.4)	5,585.9

Total liabilities	1,329.1	638.5	128,618.3	(842.9)	129,743.0
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,492.9	8,586.5	7,965.8	(16,552.3)	9,492.9
Retained earnings	4,160.7	834.0	1,468.3	(2,302.3)	4,160.7
Accumulated other comprehensive loss	(1,042.0)	(997.4)	(981.5)	1,978.9	(1,042.0)
Treasury stock, at cost	(4,722.7)	—	(2.0)	2.0	(4,722.7)

Total stockholders' equity attributable to PFG	7,893.5	8,423.1	8,468.4	(16,891.5)	7,893.5
Noncontrolling interest	—	—	122.9	—	122.9

Total stockholders' equity	7,893.5	8,423.1	8,591.3	(16,891.5)	8,016.4

Total liabilities and stockholders' equity	$9,222.6	$9,061.6	$137,209.6	$(17,734.4)	$137,759.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$40,117.2	$—	$40,117.2
Fixed maturities, trading	—	—	843.4	—	843.4
Equity securities, available-for-sale	—	—	242.7	—	242.7
Equity securities, trading	—	—	158.0	—	158.0
Mortgage loans	—	—	13,113.6	—	13,113.6
Real estate	—	—	919.4	—	919.4
Policy loans	—	—	896.4	—	896.4
Investment in unconsolidated entities	3,101.8	3,845.7	419.2	(6,947.3)	419.4
Other investments	5.5	129.5	2,340.1	(77.9)	2,397.2
Cash and cash equivalents	(2.0)	546.0	2,728.5	(664.5)	2,608.0
Accrued investment income	—	—	750.7	—	750.7
Premiums due and other receivables	0.9	6.7	980.8	(0.3)	988.1
Deferred policy acquisition costs	—	—	4,153.0	—	4,153.0
Property and equipment	—	—	518.2	—	518.2
Goodwill	—	—	375.5	—	375.5
Other intangibles	—	—	925.3	—	925.3
Separate account assets	—	—	55,142.6	—	55,142.6
Other assets	27.0	64.4	3,506.2	16.1	3,613.7

Total assets	$3,133.2	$4,592.3	$128,130.8	$(7,673.9)	$128,182.4

Liabilities
Contractholder funds	$—	$—	$43,086.6	$—	$43,086.6
Future policy benefits and claims	—	—	18,494.2	—	18,494.2
Other policyholder funds	—	—	536.2	—	536.2
Short-term debt	—	482.3	309.8	(291.2)	500.9
Long-term debt	601.8	454.9	233.8	—	1,290.5
Income taxes currently payable	(9.1)	(7.0)	12.1	5.9	1.9
Deferred income taxes	(39.4)	(10.5)	126.9	25.8	102.8
Separate account liabilities	—	—	55,142.6	—	55,142.6
Other liabilities	107.1	570.8	6,246.4	(466.9)	6,457.4

Total liabilities	660.4	1,490.5	124,188.6	(726.4)	125,613.1
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.9	—	17.8	(17.8)	3.9
Additional paid-in capital	8,376.5	7,797.7	7,178.2	(14,975.9)	8,376.5
Retained earnings	3,722.5	150.8	1,494.4	(1,645.2)	3,722.5
Accumulated other comprehensive loss	(4,911.6)	(4,846.7)	(4,842.7)	9,689.4	(4,911.6)
Treasury stock, at cost	(4,718.6)	—	(2.0)	2.0	(4,718.6)

Total stockholders' equity attributable to PFG	2,472.8	3,101.8	3,845.7	(6,947.5)	2,472.8
Noncontrolling interest	—	—	96.5	—	96.5

Total stockholders' equity	2,472.8	3,101.8	3,942.2	(6,947.5)	2,569.3

Total liabilities and stockholders' equity	$3,133.2	$4,592.3	$128,130.8	$(7,673.9)	$128,182.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,750.6	$—	$3,750.6
Fees and other revenues	—	0.1	2,109.0	(13.1)	2,096.0
Net investment income (loss)	3.6	(0.5)	3,397.1	0.6	3,400.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.1	(0.4)	55.1	0.1	54.9
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(714.1)	—	(714.1)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	260.9	—	260.9

Net impairment losses on available-for-sale securities	—	—	(453.2)	—	(453.2)

Net realized capital gains (losses)	0.1	(0.4)	(398.1)	0.1	(398.3)

Total revenues	3.7	(0.8)	8,858.6	(12.4)	8,849.1
Expenses
Benefits, claims and settlement expenses	—	—	5,334.5	—	5,334.5
Dividends to policyholders	—	—	242.2	—	242.2
Operating expenses	90.8	27.9	2,420.3	(12.4)	2,526.6

Total expenses	90.8	27.9	7,997.0	(12.4)	8,103.3

Income (loss) from continuing operations before income taxes	(87.1)	(28.7)	861.6	—	745.8
Income taxes (benefits)	(34.7)	(21.0)	155.8	—	100.1
Equity in the net income of subsidiaries	675.1	682.8	—	(1,357.9)	—

Net income	622.7	675.1	705.8	(1,357.9)	645.7
Net income attributable to noncontrolling interest	—	—	23.0	—	23.0

Net income attributable to PFG	622.7	675.1	682.8	(1,357.9)	622.7
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$589.7	$675.1	$682.8	$(1,357.9)	$589.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$4,209.2	$—	$4,209.2
Fees and other revenues	—	0.1	2,441.1	(14.7)	2,426.5
Net investment income (loss)	(0.3)	(2.3)	3,996.9	—	3,994.3
Net realized capital losses, excluding impairment losses on available-for-sale securities	(1.8)	(0.5)	(212.4)	(0.1)	(214.8)
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(479.3)	—	(479.3)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	—	—	—

Net impairment losses on available-for-sale securities	—	—	(479.3)	—	(479.3)

Net realized capital losses	(1.8)	(0.5)	(691.7)	(0.1)	(694.1)

Total revenues	(2.1)	(2.7)	9,955.5	(14.8)	9,935.9
Expenses
Benefits, claims and settlement expenses	—	—	6,219.9	—	6,219.9
Dividends to policyholders	—	—	267.3	—	267.3
Operating expenses	48.0	44.6	2,909.6	(14.8)	2,987.4

Total expenses	48.0	44.6	9,396.8	(14.8)	9,474.6

Income (loss) from continuing operations before income taxes	(50.1)	(47.3)	558.7	—	461.3
Income taxes (benefits)	(20.0)	(33.5)	49.0	—	(4.5)
Equity in the net income of subsidiaries	488.2	502.0	—	(990.2)	—

Net income	458.1	488.2	509.7	(990.2)	465.8
Net income attributable to noncontrolling interest	—	—	7.7	—	7.7

Net income attributable to PFG	458.1	488.2	502.0	(990.2)	458.1
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$425.1	$488.2	$502.0	$(990.2)	$425.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$4,634.1	$—	$4,634.1
Fees and other revenues	—	—	2,647.1	(12.4)	2,634.7
Net investment income	6.8	1.8	3,957.7	0.2	3,966.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	4.8	(19.6)	0.1	(14.7)
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(314.1)	—	(314.1)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	—	—	—

Net impairment losses on available-for-sale securities	—	—	(314.1)	—	(314.1)

Net realized capital gains (losses)	—	4.8	(333.7)	0.1	(328.8)

Total revenues	6.8	6.6	10,905.2	(12.1)	10,906.5
Expenses
Benefits, claims and settlement expenses	—	—	6,435.3	—	6,435.3
Dividends to policyholders	—	—	293.8	—	293.8
Operating expenses	48.0	40.9	3,028.2	(12.1)	3,105.0

Total expenses	48.0	40.9	9,757.3	(12.1)	9,834.1

Income (loss) from continuing operations before income taxes	(41.2)	(34.3)	1,147.9	—	1,072.4
Income taxes (benefits)	(17.4)	(10.0)	235.5	—	208.1
Equity in the net income of subsidiaries, excluding discontinued operations	863.9	888.2	—	(1,752.1)	—

Income from continuing operations, net of related income taxes	840.1	863.9	912.4	(1,752.1)	864.3
Income from discontinued operations, net of related income taxes	20.2	20.2	20.2	(40.4)	20.2

Net income	860.3	884.1	932.6	(1,792.5)	884.5
Net income attributable to noncontrolling interest	—	—	24.2	—	24.2

Net income attributable to PFG	860.3	884.1	908.4	(1,792.5)	860.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$827.3	$884.1	$908.4	$(1,792.5)	$827.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(442.6)	$179.1	$2,640.7	$(134.2)	$2,243.0
Investing activities
Available-for-sale securities:
Purchases	(187.6)	(50.0)	(7,695.7)	—	(7,933.3)
Sales	60.5	—	3,513.1	—	3,573.6
Maturities	0.6	—	4,433.7	—	4,434.3
Mortgage loans acquired or originated	—	—	(586.5)	—	(586.5)
Mortgage loans sold or repaid	—	—	1,704.4	—	1,704.4
Real estate acquired	—	—	(62.2)	—	(62.2)
Real estate sold	—	—	30.3	—	30.3
Net purchases of property and equipment	(0.1)	—	(26.1)	—	(26.2)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(45.7)	—	(45.7)
Contributions to unconsolidated entities	(795.9)	(111.8)	—	907.7	—
Net change in other investments	0.2	37.8	(64.1)	(35.8)	(61.9)

Net cash provided by (used in) investing activities	(922.3)	(124.0)	1,201.2	871.9	1,026.8
Financing activities
Issuance of common stock	1,123.0	—	—	—	1,123.0
Acquisition of treasury stock	(4.1)	—	—	—	(4.1)
Proceeds from financing element derivatives	—	—	122.0	—	122.0
Payments for financing element derivatives	—	—	(67.4)	—	(67.4)
Excess tax benefits from share-based payment arrangements	—	—	0.2	—	0.2
Dividends to common stockholders	(159.5)	—	—	—	(159.5)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	745.1	—	—	—	745.1
Principal repayments of long-term debt	—	(454.6)	(13.6)	—	(468.2)
Net proceeds (repayments) of short-term borrowings	—	(408.0)	23.8	(20.9)	(405.1)
Capital received from parent	—	795.9	111.8	(907.7)	—
Investment contract deposits	—	—	4,224.1	—	4,224.1
Investment contract withdrawals	—	—	(8,752.7)	—	(8,752.7)
Net increase in banking operation deposits	—	—	43.9	—	43.9
Other	—	—	(5.7)	—	(5.7)

Net cash provided by (used in) financing activities	1,671.5	(66.7)	(4,313.6)	(928.6)	(3,637.4)

Net increase (decrease) in cash and cash equivalents	306.6	(11.6)	(471.7)	(190.9)	(367.6)
Cash and cash equivalents at beginning of year	(2.0)	546.0	2,728.5	(664.5)	2,608.0

Cash and cash equivalents at end of year	$304.6	$534.4	$2,256.8	$(855.4)	$2,240.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(60.2)	$(47.6)	$2,342.5	$(9.9)	$2,224.8
Investing activities
Available-for-sale securities:
Purchases	—	50.0	(6,655.8)	—	(6,605.8)
Sales	—	—	1,343.5	—	1,343.5
Maturities	—	—	3,207.9	—	3,207.9
Mortgage loans acquired or originated	—	—	(3,484.9)	—	(3,484.9)
Mortgage loans sold or repaid	—	—	2,902.0	—	2,902.0
Real estate acquired	—	—	(33.3)	—	(33.3)
Real estate sold	—	—	70.6	—	70.6
Net purchases of property and equipment	—	—	(105.0)	—	(105.0)
Purchases of interest in subsidiaries, net of cash acquired	—	(2.3)	(18.0)	—	(20.3)
Dividends received from unconsolidated entities	181.1	92.1	—	(273.2)	—
Net change in other investments	—	36.4	(187.0)	(41.3)	(191.9)

Net cash provided by (used in) investing activities	181.1	176.2	(2,960.0)	(314.5)	(2,917.2)
Financing activities
Issuance of common stock	36.4	—	—	—	36.4
Acquisition of treasury stock	(6.4)	—	—	—	(6.4)
Proceeds from financing element derivatives	—	—	142.2	—	142.2
Payments for financing element derivatives	—	—	(114.6)	—	(114.6)
Excess tax benefits from share-based payment arrangements	—	—	3.1	—	3.1
Dividends to common stockholders	(116.7)	—	—	—	(116.7)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	7.9	—	7.9
Principal repayments of long-term debt	—	—	(83.3)	—	(83.3)
Net proceeds (repayments) of short-term borrowings	—	249.4	(85.3)	53.3	217.4
Dividends paid to parent	—	(181.1)	(92.1)	273.2	—
Investment contract deposits	—	—	11,349.0	—	11,349.0
Investment contract withdrawals	—	—	(9,813.7)	—	(9,813.7)
Net increase in banking operation deposits	—	—	373.1	—	373.1
Other	—	—	(5.4)	—	(5.4)

Net cash provided by (used in) financing activities	(119.7)	68.3	1,680.9	326.5	1,956.0

Net increase in cash and cash equivalents	1.2	196.9	1,063.4	2.1	1,263.6
Cash and cash equivalents at beginning of year	(3.2)	349.1	1,665.1	(666.6)	1,344.4

Cash and cash equivalents at end of year	$(2.0)	$546.0	$2,728.5	$(664.5)	$2,608.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(30.8)	$403.6	$2,638.4	$(51.2)	$2,960.0
Investing activities
Available-for-sale securities:
Purchases	—	(0.2)	(10,520.1)	—	(10,520.3)
Sales	—	13.4	3,026.2	—	3,039.6
Maturities	—	—	4,461.6	—	4,461.6
Mortgage loans acquired or originated	—	—	(3,108.0)	—	(3,108.0)
Mortgage loans sold or repaid	—	—	2,112.8	—	2,112.8
Real estate acquired	—	—	(115.2)	—	(115.2)
Real estate sold	—	—	53.0	—	53.0
Net purchases of property and equipment	(0.1)	—	(98.3)	—	(98.4)
Purchases of interest in subsidiaries, net of cash acquired	—	(75.0)	(1.1)	—	(76.1)
Dividends received from unconsolidated entities	956.3	622.2	—	(1,578.5)	—
Net change in other investments	—	(10.9)	(215.7)	(21.6)	(248.2)

Net cash provided by (used in) investing activities	956.2	549.5	(4,404.8)	(1,600.1)	(4,499.2)
Financing activities
Issuance of common stock	73.6	—	—	—	73.6
Acquisition of treasury stock	(756.3)	—	—	—	(756.3)
Proceeds from financing element derivatives	—	—	128.7	—	128.7
Payments for financing element derivatives	—	—	(137.2)	—	(137.2)
Excess tax benefits from share-based payment arrangements	—	—	10.2	—	10.2
Dividends to common stockholders	(235.6)	—	—	—	(235.6)
Dividends to preferred stockholders	(41.2)	—	—	—	(41.2)
Issuance of long-term debt	—	—	0.2	—	0.2
Principal repayments of long-term debt	—	(10.5)	(104.5)	—	(115.0)
Net proceeds (repayments) of short-term borrowings	—	233.6	(36.5)	6.8	203.9
Dividends paid to parent	—	(956.3)	(622.2)	1,578.5	—
Investment contract deposits	—	—	9,958.9	—	9,958.9
Investment contract withdrawals	—	—	(8,209.9)	—	(8,209.9)
Net increase in banking operation deposits	—	—	417.1	—	417.1
Other	—	—	(5.3)	—	(5.3)

Net cash provided by (used in) financing activities	(959.5)	(733.2)	1,399.5	1,585.3	1,292.1
Discontinued operations
Net cash provided by operating activities	—	—	2.5	—	2.5
Net cash used in investing activities	—	—	(1.3)	—	(1.3)
Net cash used in financing activities	—	—	(0.5)	—	(0.5)

Net cash provided by discontinued operations	—	—	0.7	—	0.7

Net increase (decrease) in cash and cash equivalents	(34.1)	219.9	(366.2)	(66.0)	(246.4)
Cash and cash equivalents at beginning of year	30.9	129.2	2,031.3	(600.6)	1,590.8

Cash and cash equivalents at end of year	$(3.2)	$349.1	$1,665.1	$(666.6)	$1,344.4

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$—	$(0.7)	$—	$(0.7)
At end of year	$—	$—	$—	$—	$—

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

        Management of Principal Financial Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of management, including our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2009.

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

        Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2009, and have concluded that our disclosure controls and procedures are effective.

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2010 annual stockholders meeting (the "Proxy Statement"), which will be filed with the SEC on or about April 8, 2010, under the captions, "Election of Directors," "Corporate Governance," and "Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our Internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

Item 11.    Executive Compensation

        The information called for by Item 11 pertaining to executive compensation is set forth in the Proxy Statement under the caption, "Executive Compensation," and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by Item 12 pertaining to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the caption, "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference. The information pertaining to compensation plans under which the Company's equity securities are authorized for issuance is set forth in the Proxy Statement under the caption, "Approval of the Principal Financial Group, Inc. 2010 Stock Incentive Plan—Equity Compensation Plan Information," and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information called for by Item 13 pertaining to certain relationships and related transactions is set forth in the Proxy Statement under the captions, "Corporate Governance—Director Independence," and "Corporate Governance—Certain Relationships and Related Transactions," and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information called for by Item 14 pertaining to principal accounting fees and services is set forth in the Proxy Statement under the caption, "Ratification of Appointment of Independent Registered Public Accountants," and is incorporated herein by reference.

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

    3.
    Exhibits — Please refer to the Exhibit Index on page 195.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: February 17, 2010	By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 17, 2010

By	/s/ LARRY D. ZIMPLEMAN Larry D. Zimpleman Chairman, President, Chief Executive Officer and Director	By	/s/ C. DANIEL GELATT, JR. C. Daniel Gelatt, Jr. Director
By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	By	/s/ SANDRA L. HELTON Sandra L. Helton Director
By	/s/ J. BARRY GRISWELL J. Barry Griswell Director	By	/s/ WILLIAM T. KERR William T. Kerr Director
By	/s/ BETSY J. BERNARD Betsy J. Bernard Director	By	/s/ RICHARD L. KEYSER Richard L. Keyser Director
By	/s/ JOCELYN CARTER-MILLER Jocelyn Carter- Miller Director	By	/s/ ARJUN K. MATHRANI Arjun K. Mathrani Director
By	/s/ GARY E. COSTLEY Gary E. Costley Director	By	/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett Director
By	/s/ MICHAEL T. DAN Director

Report of Independent Registered Public Accounting Firm on Schedules

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the consolidated financial statements of Principal Financial Group, Inc. ("the Company") as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 17, 2010 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at Item 15.a.2. of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for other-than-temporary impairments on debt securities and for the treatment of noncontrolling interests effective January 1, 2009, and for the accounting for its pension and other postretirement benefits effective January 1, 2008.

/s/ ERNST & YOUNG LLP

Des Moines, Iowa
February 17, 2010

Schedule I — Summary of Investments — Other Than Investments in Related Parties
As of December 31, 2009

Type of Investment	Cost	Value		Amount as shown in the Consolidated Statement of Financial Position
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$550.1		$558.7	$558.7
States, municipalities and political subdivisions	2,008.7		2,048.6	2,048.6
Foreign governments	741.5		854.9	854.9
Public utilities	4,338.5		5,908.1	5,908.1
Redeemable preferred stock	108.0		99.5	99.5
All other corporate bonds	28,320.5		26,923.2	26,923.2
Residential mortgage-backed securities	3,049.5		3,133.1	3,133.1
Commercial mortgage-backed securities	4,898.0		3,599.7	3,599.7
Collateralized debt obligations	607.5		369.6	369.6
Other debt obligations	2,994.1		2,725.2	2,725.2

Total fixed maturities, available-for-sale	47,616.4		46,220.6	46,220.6
Fixed maturities, trading	1,032.4		1,032.4	1,032.4
Equity securities, available-for-sale:
Common stocks:
Banks, trust and insurance companies	12.1		18.9	18.9
Industrial, miscellaneous and all other	9.1		15.0	15.0
Non-redeemable preferred stock	209.9		180.1	180.1

Total equity securities, available-for-sale	231.1		214.0	214.0
Equity securities, trading	221.5		221.5	221.5
Mortgage loans (1)	12,008.2		XXXX	11,845.6
Real estate, net:
Real estate acquired in satisfaction of debt	114.1		XXXX	113.5
Other real estate (2)	921.1		XXXX	921.1
Policy loans	902.5		XXXX	902.5
Other investments (3)	1,482.2		XXXX	2,465.3

Total investments	$64,529.5	$	XXXX	$63,936.5

(1)
The amount shown in the Consolidated Statement of Financial Position for mortgage loans differs from cost as mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

(2)
The amounts shown in the Consolidated Statement of Financial Position for real estate differ from cost due to properties that were determined to be impaired. The cost bases of these properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established.

(3)
The amount shown in the Consolidated Statement of Financial Position for other investments differs from cost due to accumulated earnings from minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners. Other investments also includes derivative assets and certain seed money investments, which are reported at fair value.

Schedule II — Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2009	2008
	(in millions)
Assets
Fixed maturities, available-for-sale	$124.5	$—
Fixed maturities, trading	348.1	—
Cash and cash equivalents	304.6	(2.0)
Other investments	5.3	5.5
Income taxes receivable	14.7	9.1
Deferred income taxes	27.0	39.4
Amounts receivable from subsidiary	0.8	0.9
Other assets	16.2	27.0
Investment in subsidiary	8,423.1	3,101.8

Total assets	$9,264.3	$3,181.7

Liabilities
Amounts payable to subsidiary	$2.8	$2.3
Long-term debt	1,351.8	601.8
Accrued interest payable	16.1	7.7
Other liabilities	0.1	97.1

Total liabilities	1,370.8	708.9
Stockholders' equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding at December 31, 2009 and 2008	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding at December 31, 2009 and 2008	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 447.0 million and 387.0 million shares issued, and 319.0 million and 259.3 million shares outstanding at December 31, 2009 and 2008, respectively	4.5	3.9
Additional paid-in capital	9,492.9	8,376.5
Retained earnings	4,160.7	3,722.5
Accumulated other comprehensive loss	(1,042.0)	(4,911.6)
Treasury stock, at cost (128.0 million and 127.7 million shares at December 31, 2009 and 2008, respectively)	(4,722.7)	(4,718.6)

Total stockholders' equity attributable to Principal Financial Group, Inc.	7,893.5	2,472.8

Total liabilities and stockholders' equity	$9,264.3	$3,181.7

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Revenues
Net investment income (loss)	$3.6	$(0.3)	$6.8
Net realized capital gains (losses)	0.1	(1.8)	—

Total revenues	3.7	(2.1)	6.8
Expenses
Other operating costs and expenses	90.8	48.0	48.0

Total expenses	90.8	48.0	48.0

Loss before income taxes	(87.1)	(50.1)	(41.2)
Income tax benefits	(34.7)	(20.0)	(17.4)
Equity in the net income of subsidiaries, excluding discontinued operations	675.1	488.2	863.9

Income from continuing operations, net of related income taxes	622.7	458.1	840.1
Income from discontinued operations, net of related income taxes	—	—	20.2

Net income attributable to Principal Financial Group, Inc.	622.7	458.1	860.3
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$589.7	$425.1	$827.3

See accompanying notes.

Statements of Cash Flows

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Net income	$622.7	$458.1	$860.3
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations, net of related income taxes	—	—	(20.2)
Equity in the net income of subsidiary	(675.1)	(488.2)	(863.9)
Net realized capital (gains) losses	(0.1)	1.8	—
Net cash flows for trading securities	(349.1)	—	—
Current and deferred income taxes (benefits)	(6.9)	1.4	(6.3)
Stock-based compensation	1.0	1.0	1.2
Other	(35.1)	(34.3)	(1.9)

Net cash used in operating activities	(442.6)	(60.2)	(30.8)
Cash flows from investing activities:
Available-for-sale securities:
Purchases	(187.6)	—	—
Sales	60.5	—	—
Maturities	0.6	—	—
Net purchases of property and equipment	(0.1)	—	(0.1)
Net change in other investments	0.2	—	—
Dividend received from (contributions to) unconsolidated entity	(795.9)	181.1	956.3

Net cash provided by (used in) investing activities	(922.3)	181.1	956.2
Cash flows from financing activities:
Issuance of common stock	1,123.0	36.4	73.6
Acquisition of treasury stock	(4.1)	(6.4)	(756.3)
Dividends to common stockholders	(159.5)	(116.7)	(235.6)
Dividends to preferred stockholders	(33.0)	(33.0)	(41.2)
Issuance of long-term debt	745.1	—	—

Net cash provided by (used in) financing activities	1,671.5	(119.7)	(959.5)

Net increase (decrease) in cash and cash equivalents	306.6	1.2	(34.1)
Cash and cash equivalents at beginning of year	(2.0)	(3.2)	30.9

Cash and cash equivalents at end of year	$304.6	$(2.0)	$(3.2)

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

(2)   Cash Dividends Received from (Capital Contributed to) Unconsolidated Entity

        The parent company contributed capital of $795.9 million to its unconsolidated entity in 2009, and received cash dividends totaling $181.1 million and $956.3 million in 2008 and 2007, respectively, from its unconsolidated entity.

Schedule III — Supplementary Insurance Information
As of December 31, 2009 and 2008 and for each of the years ended December 31, 2009, 2008 and 2007

Segment	Deferred policy acquisition costs	Future policy benefits and claims	Contractholder and other policyholder funds
	(in millions)
2009:
U.S. Asset Accumulation	$1,552.2	$8,274.1	$36,398.9
Global Asset Management	—	—	—
International Asset Management and Accumulation	226.5	3,303.9	53.2
Life and Health Insurance	1,902.7	7,668.3	4,166.0
Corporate	—	2.0	(257.0)

Total	$3,681.4	$19,248.3	$40,361.1

2008:
U.S. Asset Accumulation	$1,837.4	$8,344.8	$39,983.6
Global Asset Management	—	—	—
International Asset Management and Accumulation	182.9	2,520.0	57.9
Life and Health Insurance	2,132.7	7,626.9	3,833.3
Corporate	—	2.5	(252.0)

Total	$4,153.0	$18,494.2	$43,622.8

Schedule III — Supplementary Insurance Information — (continued)
As of December 31, 2009 and 2008 and for each of the years ended December 31, 2009, 2008 and 2007

Segment	Premiums and other considerations	Net investment income (1)	Benefits, claims and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses (1)
	(in millions)
2009:
U.S. Asset Accumulation	$247.2	$2,491.2	$2,185.1	$54.0	$1,019.5
Global Asset Management	—	9.6	—	—	376.1
International Asset Management and Accumulation	239.1	209.0	328.5	(1.7)	115.8
Life and Health Insurance	3,257.2	644.1	2,832.4	39.9	934.9
Corporate	7.1	46.9	(11.5)	—	(11.9)

Total	$3,750.6	$3,400.8	$5,334.5	$92.2	$2,434.4

2008:
U.S. Asset Accumulation	$523.2	$2,778.5	$2,723.2	$243.1	$1,188.9
Global Asset Management	—	(16.6)	—	—	454.1
International Asset Management and Accumulation	204.1	521.5	585.9	(1.3)	153.8
Life and Health Insurance	3,476.1	669.3	2,921.8	131.9	989.5
Corporate	5.8	41.6	(11.0)	—	(172.6)

Total	$4,209.2	$3,994.3	$6,219.9	$373.7	$2,613.7

2007:
U.S. Asset Accumulation	$710.8	$2,735.5	$2,807.7	$255.0	$1,246.8
Global Asset Management	—	35.2	—	—	424.1
International Asset Management and Accumulation	246.4	413.4	526.7	5.9	134.5
Life and Health Insurance	3,671.6	689.1	3,111.4	96.4	1,031.7
Corporate	5.3	93.3	(10.5)	—	(89.4)

Total	$4,634.1	$3,966.5	$6,435.3	$357.3	$2,747.7

(1)
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

Schedule IV — Reinsurance
As of December 31, 2009, 2008 and 2007 and for each of the years then ended

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(in millions)
2009:
Life insurance in force	$237,454.2	$76,507.1	$2,328.2	$163,275.3	1.4%

Premiums:
Life insurance	$1,389.6	$140.5	$5.2	$1,254.3	0.4%
Accident and health insurance	2,658.0	161.7	—	2,496.3	—%

Total	$4,047.6	$302.2	$5.2	$3,750.6	0.1%

2008:
Life insurance in force	$243,735.9	$71,284.2	$2,593.2	$175,044.9	1.5%

Premiums:
Life insurance	$1,675.5	$121.6	$9.7	$1,563.6	0.6%
Accident and health insurance	2,819.6	174.0	—	2,645.6	—%

Total	$4,495.1	$295.6	$9.7	$4,209.2	0.2%

2007:
Life insurance in force	$240,295.8	$62,552.2	$2,823.5	$180,567.1	1.6%

Premiums:
Life insurance	$1,774.9	$108.4	$160.1	$1,826.6	8.8%
Accident and health insurance	2,976.4	168.8	(0.1)	2,807.5	—%

Total	$4,751.3	$277.2	$160.0	$4,634.1	3.5%

Exhibit Index

Exhibit Number	Description
2.1	Plan of Conversion (1)
2.2	Share Sale Deed, dated as of June 17, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc. (1)
2.3	Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc. (1)
2.4	Second Amendment to the Share Sale Deed, dated as of March 14, 2001, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, Deutsche New Zealand Limited (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called BT Nominees (H.K.) Limited), Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc. (1)
2.5	Stock Purchase Agreement dated as of May 11, 2004 by and between Principal Holding Company and CitiMortgage, Inc. (2)
2.6	Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc., dated as of July 25, 2006. (3)
2.6.1	Amendment No. 1 and Waiver, dated as of December 29, 2006, to the Stock Purchase Agreement, dated as of July 25, 2006, by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (4)
2.6.2	Memorandum of Understanding dated as of December 29, 2006, amending and modifying the Stock Purchase Agreement by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (4)
3.1	Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1) (5)
3.2	Form of By-Laws of Principal Financial Group, Inc. (5)
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share (1)
4.1.1	Certificate of Designations of the Company's Series A Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005. (5)
4.1.2	Certificate of Designations of the Company's Series B Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005. (5)
4.1.3	Specimen Stock Certificate for the Company's Series A Non-Cumulative Perpetual Preferred Stock. (5)
4.1.4	Specimen Stock Certificate for the Company's Series B Non-Cumulative Perpetual Preferred Stock. (5)
4.1.5	Senior Indenture, dated as of October 11, 2006, between Principal Financial Group, Inc. and The Bank of New York, as Trustee. (6)
4.1.6	First Supplemental Indenture, dated as of October 16, 2006, among Principal Financial Group, Inc., Principal Financial Services, Inc. and The Bank of New York, as Trustee. (6)
4.1.7	6.05% Senior Note ($500,000,000) due October 15, 2036. (6)
4.1.8	6.05% Senior Note ($100,000,000) due October 15, 2036. (7)
4.1.9	Guarantee, dated as of October 16, 2006, by Principal Financial Services, Inc. (6)
4.2	Amended and Restated Stockholder Rights Agreement, dated as of October 22, 2001 (8)
4.2.1	Amendment to the Amended and Restated Rights Agreement, dated as of January 17, 2005 (9)
10.1	Principal Financial Group, Inc. Stock Incentive Plan (10)
10.1.1	Form of Restricted Stock Unit Award Agreement (11)
10.1.2	Form of Stock Option Award Agreement (11)
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan (12)
10.2	Principal Financial Group Long-Term Performance Plan (1)
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002 (8)
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002 (13)
10.5	Principal Financial Group, Inc. Annual Incentive Plan (9)
10.6	Summary of Standard Compensatory Arrangement for Non-Employee Members of the Principal Financial Group, Inc. Board of Directors (9)
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors. (14)
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors (15)
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009 (16)
10.7	Principal Financial Group, Inc. Directors Stock Plan (1)
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan (12)
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc. (17)
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004 (18)
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan (17)
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003 (18)
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees (17)
10.11	Employment Agreement, dated as of April 1, 2004, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell (2)
10.12	Change-of-Control Supplement and Amendment to Employment Agreement, dated as of April 1, 2004 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell (2)
10.12.1	Change-of-Control Supplement to Employment Agreement, dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell. (19)
10.12.2	Amendment to Employment Agreement dated as of March 20, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell (20)

Exhibit Number	Description
10.13	Form of Principal Mutual Holding Company and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives) among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive (1)
10.13.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive. (19)
10.13.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives) (21)
10.13.3	Form of Principal Financial Group, Inc. Indemnification Agreement (21)
10.14	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan. (22)
10.15	Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association (1)
10.16	Employment Agreement dated as of June 1, 2006, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company, and Larry D. Zimpleman. (4)
10.16.1	Amended and Restated Employment Agreement dated as of May 1, 2008, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (23)
10.16.2	Letter dated March 16, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (16)
10.16.3	Letter dated December 1, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (24)
10.17	The Principal Severance Plan for Senior Executives, restated effective January 1, 2009 (16)
12	Computation of Earnings to Fixed Charges Ratio (24)
21	Principal Financial Group, Inc. Member Companies as of December 31, 2008 (24)
23	Consent of Independent Registered Public Accounting Firm (24)
31.1	Certification of Larry D. Zimpleman (24)
31.2	Certification of Terrance J. Lillis (24)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman (24)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis (24)
101	The following materials from Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements, (vi) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (vii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (viii) Schedule III — Supplementary Information and (ix) Schedule IV — Reinsurance. Items (v)-(ix) are tagged as blocks of text.

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

(16)
Incorporated by reference to the Principal Financial Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-16725).

(17)
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

(23)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 1-16725).

(24)
Filed herewith.