Form 10-Q
period 2010-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2010-05-05
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 28, 2010, was 319,728,326.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	March 31, 2010	December 31, 2009
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2010 includes $262.8 million related to consolidated variable interest entities)	$47,765.4	$46,220.6
Fixed maturities, trading (2010 includes $164.7 million related to consolidated variable interest entities)	1,359.4	1,032.4
Equity securities, available-for-sale	181.9	214.0
Equity securities, trading (2010 includes $93.6 million related to consolidated variable interest entities)	235.4	221.5
Mortgage loans	11,559.2	11,845.6
Real estate	1,048.5	1,034.6
Policy loans	895.7	902.5
Other investments (2010 includes $117.4 million related to consolidated variable interest entities of which $117.3 million are measured at fair value under the fair value option)	2,479.3	2,465.3
Total investments	65,524.8	63,936.5
Cash and cash equivalents (2010 includes $106.8 million related to consolidated variable interest entities)	1,629.7	2,240.4
Accrued investment income (2010 includes $1.6 million related to consolidated variable interest entities)	724.0	691.9
Premiums due and other receivables (2010 includes $14.8 million related to consolidated variable interest entities)	1,190.7	1,065.4
Deferred policy acquisition costs	3,554.2	3,681.4
Property and equipment	480.5	489.3
Goodwill	384.0	386.4
Other intangibles	851.9	851.7
Separate account assets	65,245.7	62,738.5
Other assets	1,251.2	1,677.9
Total assets	$140,836.7	$137,759.4
Liabilities
Contractholder funds	$39,367.1	$39,801.9
Future policy benefits and claims	19,228.6	19,248.3
Other policyholder funds	568.6	559.2
Short-term debt	131.6	101.6
Long-term debt	1,578.3	1,584.6
Income taxes currently payable	2.4	2.8
Deferred income taxes (2010 includes $2.7 million related to consolidated variable interest entities)	126.6	120.2
Separate account liabilities	65,245.7	62,738.5
Other liabilities (2010 includes $415.2 million related to consolidated variable interest entities of which $132.4 million are measured at fair value under the fair value option)	5,899.6	5,585.9
Total liabilities	132,148.5	129,743.0
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share - 3.0 million shares authorized, issued and outstanding in 2010 and 2009	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share - 10.0 million shares authorized, issued and outstanding in 2010 and 2009	0.1	0.1
Common stock, par value $.01 per share - 2,500.0 million shares authorized, 447.8 million and 447.0 million shares issued, and 319.7 million and 319.0 million shares outstanding in 2010 and 2009	4.5	4.5
Additional paid-in capital	9,512.5	9,492.9
Retained earnings	4,340.8	4,160.7
Accumulated other comprehensive loss	(577.9)	(1,042.0)
Treasury stock, at cost (128.1 million and 128.0 million shares in 2010 and 2009, respectively)	(4,724.4)	(4,722.7)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	8,555.6	7,893.5
Noncontrolling interest	132.6	122.9
Total stockholders’ equity	8,688.2	8,016.4
Total liabilities and stockholders’ equity	$140,836.7	$137,759.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2010	2009
	(in millions, except per share data)
Revenues
Premiums and other considerations	$878.9	$949.9
Fees and other revenues	567.6	473.5
Net investment income	863.0	828.5
Net realized capital gains, excluding impairment losses on available-for-sale securities	33.7	32.7
Total other-than-temporary impairment losses on available-for-sale securities	(84.6)	(146.6)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	5.4	50.6
Net impairment losses on available-for-sale securities	(79.2)	(96.0)
Net realized capital losses	(45.5)	(63.3)
Total revenues	2,264.0	2,188.6
Expenses
Benefits, claims and settlement expenses	1,275.3	1,306.6
Dividends to policyholders	56.5	63.5
Operating expenses	675.9	688.4
Total expenses	2,007.7	2,058.5
Income before income taxes	256.3	130.1
Income taxes	52.7	7.5
Net income	203.6	122.6
Net income attributable to noncontrolling interest	4.6	1.6
Net income attributable to Principal Financial Group, Inc.	199.0	121.0
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$190.8	$112.8

Earnings per common share
Basic earnings per common share	$0.60	$0.43

Diluted earnings per common share	$0.59	$0.43

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interest	Total stockholders’ equity
	(in millions)
Balances at January 1, 2009	$—	$0.1	$3.9	$8,376.5	$3,722.5	$(4,911.6)	$(4,718.6)	$96.5	$2,569.3
Common stock issued	—	—	—	4.0	—	—	—	—	4.0
Stock-based compensation and additional related tax benefits	—	—	—	7.0	—	—	—	—	7.0
Treasury stock acquired, common	—	—	—	—	—	—	(3.0)	—	(3.0)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(17.4)	(17.4)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(45.4)	—	—	—	(0.2)	(45.6)
Effects of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	9.9	(9.9)	—	—	—
Comprehensive income:
Net income	—	—	—	—	121.0	—	—	1.6	122.6
Net unrealized gains, net	—	—	—	—	—	79.9	—	—	79.9
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(32.6)	—	—	(32.6)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	18.1	—	(0.2)	17.9
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	15.0	—	—	15.0
Comprehensive income									202.8
Balances at March 31, 2009	$—	$0.1	$3.9	$8,342.1	$3,845.2	$(4,841.1)	$(4,721.6)	$80.3	$2,708.9

Balances at January 1, 2010	$—	$0.1	$4.5	$9,492.9	$4,160.7	$(1,042.0)	$(4,722.7)	$122.9	$8,016.4
Common stock issued	—	—	—	8.3	—	—	—	—	8.3
Stock-based compensation and additional related tax benefits	—	—	—	11.3	—	—	—	—	11.3
Treasury stock acquired, common	—	—	—	—	—	—	(1.7)	—	(1.7)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1.0)	(1.0)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	5.9	5.9
Effects of implementation of accounting change related to variable interest entities, net	—	—	—	—	(10.7)	10.7	—	—	—
Comprehensive income:
Net income	—	—	—	—	199.0	—	—	4.6	203.6
Net unrealized gains, net	—	—	—	—	—	449.1	—	—	449.1
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(3.0)	—	—	(3.0)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(2.6)	—	0.2	(2.4)
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	9.9	—	—	9.9
Comprehensive income									657.2
Balances at March 31, 2010	$—	$0.1	$4.5	$9,512.5	$4,340.8	$(577.9)	$(4,724.4)	$132.6	$8,688.2

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2010	2009
	(in millions)
Operating activities
Net income	$203.6	$122.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	72.8	85.1
Additions to deferred policy acquisition costs	(123.8)	(143.8)
Accrued investment income	(32.1)	(33.9)
Net cash flows for trading securities	(148.8)	74.6
Premiums due and other receivables	(12.0)	(42.9)
Contractholder and policyholder liabilities and dividends	255.9	281.9
Current and deferred income taxes	37.6	8.2
Net realized capital losses	45.5	63.3
Depreciation and amortization expense	29.9	33.3
Mortgage loans held for sale, acquired or originated	(15.9)	(10.3)
Mortgage loans held for sale, sold or repaid, net of gain	13.7	12.2
Real estate acquired through operating activities	—	(16.3)
Real estate sold through operating activities	3.1	—
Stock-based compensation	10.7	5.3
Other	313.0	510.6
Net adjustments	449.6	827.3
Net cash provided by operating activities	653.2	949.9
Investing activities
Available-for-sale securities:
Purchases	(2,228.5)	(1,771.9)
Sales	707.2	765.8
Maturities	828.5	892.7
Mortgage loans acquired or originated	(219.1)	(92.9)
Mortgage loans sold or repaid	451.5	283.5
Real estate acquired	(9.7)	(3.7)
Real estate sold	—	0.4
Net purchases of property and equipment	(4.2)	(13.2)
Purchases of interest in subsidiaries, net of cash acquired	—	(34.2)
Net change in other investments	12.3	(13.1)
Net cash provided by (used in) investing activities	$(462.0)	$13.4

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows — (continued)

(Unaudited)

	For the three months ended March 31,
	2010	2009
	(in millions)
Financing activities
Issuance of common stock	$8.3	$4.0
Acquisition of treasury stock	(1.7)	(3.0)
Proceeds from financing element derivatives	16.6	36.8
Payments for financing element derivatives	(13.2)	(25.0)
Excess tax benefits from share-based payment arrangements	0.4	0.1
Dividends to preferred stockholders	(8.2)	(8.2)
Issuance of long-term debt	0.2	—
Principal repayments of long-term debt	(3.4)	(4.9)
Net proceeds from short-term borrowings	31.2	27.7
Investment contract deposits	1,051.0	1,886.2
Investment contract withdrawals	(1,920.7)	(2,819.4)
Net increase in banking operation deposits	38.7	35.5
Other	(1.1)	(1.5)
Net cash used in financing activities	(801.9)	(871.7)
Net increase (decrease) in cash and cash equivalents	(610.7)	91.6
Cash and cash equivalents at beginning of period	2,240.4	2,608.0
Cash and cash equivalents at end of period	$1,629.7	$2,699.6

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2010

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2009, included in our Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2009, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance addressing how investments held through the separate accounts of an insurance entity affect the entity’s consolidation analysis. This guidance clarifies that an insurance entity should not consider any separate account interests held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. This guidance will be effective for us on January 1, 2011, and will not have a material impact on our consolidated financial statements.

In March 2010, the FASB issued authoritative guidance that amends and clarifies the guidance on evaluation of credit derivatives embedded in beneficial interests in securitized financial assets, including asset-backed securities, credit-linked notes, collateralized loan obligations and collateralized debt obligations (“CDOs”). This guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. This guidance will be effective for us on July 1, 2010, and we are currently assessing the impact it will have on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective for us on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which will be effective for us on January 1, 2011. This guidance will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. The most significant change is the elimination of the concept of a qualifying special-purpose entity (“QSPE”). Therefore, former QSPEs, as defined under previous accounting standards, should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. This guidance was effective for us on January 1, 2010, and did not have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

1. Nature of Operations and Significant Accounting Policies — (continued)

Also in June 2009, the FASB issued authoritative guidance related to the accounting for VIEs, which amends prior guidance and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Furthermore, we are required to enhance disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The enhanced disclosures are required for any enterprise that holds a variable interest in a VIE. We adopted this guidance prospectively effective January 1, 2010.  The cumulative change in accounting principle from adopting this guidance resulted in a net $10.7 million decrease to retained earnings and a net $10.7 million increase to accumulated other comprehensive income. In February 2010, the FASB issued an amendment to this guidance. The amendment indefinitely defers the consolidation requirements for reporting enterprises’ interests in entities that have the characteristics of investment companies and regulated money market funds. This amendment was effective January 1, 2010, and did not have a material impact to our consolidated financial statements. The required disclosures are included in our consolidated financial statements. See Note 2, Variable Interest Entities, for further details.

Separate Accounts

At March 31, 2010 and December 31, 2009, the separate accounts include a separate account valued at $221.2 million and $191.5 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2.  Variable Interest Entities

We have relationships with and may have a variable interest in various types of special purpose entities. Following is a discussion of our interest in entities that meet the definition of a VIE. When we are the primary beneficiary we are required to consolidate the entity in our financial statements.  On January 1, 2010, we adopted authoritative guidance that changed the method of determining the primary beneficiary of a VIE. Prior to January 1, 2010, the primary beneficiary was the enterprise who absorbed the majority of the entity’s expected losses, received a majority of the expected residual returns or both. The new guidance identifies the primary beneficiary of a VIE as the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Due to the implementation of this guidance, certain previously unconsolidated VIEs were consolidated and certain previously consolidated VIEs were deconsolidated. See further discussion of the adoption in Note 1, Nature of Operations and Significant Accounting Policies.

Consolidated Variable Interest Entities

Grantor Trusts.  We contributed undated subordinated floating rate notes to three grantor trusts. The trusts separated the cash flows by issuing an interest-only certificate and a residual certificate related to each note contributed. Each interest-only certificate entitles the holder to interest on the stated note for a specified term, while the residual certificate entitles the holder to interest payments subsequent to the term of the interest-only certificate and to all principal payments. We retained the interest-only certificates and the residual certificates were subsequently sold to third parties.

We have determined these grantor trusts are VIEs due to insufficient equity to sustain them.  As our interest-only certificates are exposed to the majority of the risk of loss due to interest rate risk, we determined we were the primary beneficiary prior to January 1, 2010. Beginning January 1, 2010, we determined we remain the primary beneficiary as a result of our contribution of securities into the trusts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

2. Variable Interest Entities — (continued)

Collateralized Private Investment Vehicles.  We invest in synthetic CDOs, collateralized bond obligations, collateralized loan obligations, collateralized commodity obligations and other collateralized structures, which are VIEs due to insufficient equity to sustain the entities (collectively known as “collateralized private investment vehicles”). The performance of the notes of these structures is primarily linked to a synthetic portfolio by derivatives; each note has a specific loss attachment and detachment point. The notes and related derivatives are collateralized by a pool of permitted investments. The investments are held by a trustee and can only be liquidated to settle obligations of the trusts. These obligations primarily include derivatives, financial guarantees and the notes due at maturity or termination of the trusts.

Prior to January 1, 2010, we determined we were the primary beneficiary of a certain number of these entities due to the nature of our direct investment in the VIEs. As of December 31, 2009, we consolidated five collateralized private investment vehicles with assets of $135.7 million. Upon adoption of the new accounting guidance as of January 1, 2010, we determined we were no longer the primary beneficiary of three of these entities with assets of $65.4 million. For these three entities, we do not control the decisions affecting the economic performance of the entities and we were not involved with the design of the entities. We continue to hold $53.6 million of investments in these entities classified on the consolidated statements of financial position as fixed maturities, available-for-sale or fixed maturities, trading. We also determined we are the primary beneficiary of two additional collateralized private investment vehicles. For all the collateralized structures consolidated as of March 31, 2010, we are the primary beneficiary because we act as the investment manager of the underlying portfolio and we have an ownership interest.

Commercial Mortgage-Backed Securities. In September 2000, we sold commercial mortgage loans to a real estate mortgage investment conduit trust. The trust issued various commercial mortgage-backed securities (“CMBS”) certificates using the cash flows of the underlying commercial mortgages it purchased. Prior to January 1, 2010, this entity was scoped out of the consolidation guidance as a QSPE. Based on the new accounting guidance, the previous scope exception for QSPEs no longer exists and this entity is now a VIE due to the entity having insufficient equity to sustain itself. We have determined we are the primary beneficiary as we retained the special servicing role for the assets within the trust as well as the ownership of the bond class which controls the unilateral kick out rights of the special servicer.

Hedge Funds.  We are a general partner with an insignificant equity ownership in various hedge funds. These entities are deemed VIEs due to the equity owners not having decision-making ability. Before January 1, 2010, we consolidated these VIEs due to our related parties’ ownership. Beginning January 1, 2010, we continue to consolidate these entities due to our control through our management relationship, related party ownership and our fee structure in certain of these funds. These entities contain various fixed maturity securities held as available-for-sale and trading and equity securities held as trading.

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse as of March 31, 2010, are as follows:

	Grantor trusts	Collateralized private investment vehicles	CMBS	Hedge funds (2)	Total
	(in millions)
March 31, 2010
Fixed maturities, available-for-sale	$248.4	$14.4	$—	$—	$262.8
Fixed maturities, trading	—	164.7	—	—	164.7
Equity securities, trading	—	—	—	93.6	93.6
Other investments	—	—	117.4	—	117.4
Cash and cash equivalents	—	55.0	—	51.8	106.8
Accrued investment income	0.6	0.1	0.9	—	1.6
Premiums due and other receivables	—	1.5	—	13.3	14.8
Total assets	$249.0	$235.7	$118.3	$158.7	$761.7
Deferred income taxes	$2.7	$—	$—	$—	$2.7
Other liabilities (1)	113.6	159.8	102.5	39.3	415.2
Total liabilities	$116.3	$159.8	$102.5	$39.3	$417.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

2. Variable Interest Entities — (continued)

(1) Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; collateralized private investment vehicles include derivative liabilities, financial guarantees and obligation to redeem notes at maturity or termination of the trust; CMBS includes obligation to the bondholders; and hedge funds include liabilities to securities brokers.

(2)           The consolidated statements of financial position included a $118.7 million noncontrolling interest for hedge funds.

We did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2010.

Unconsolidated Variable Interest Entities

We hold a significant variable interest in a number of VIEs where we are not the primary beneficiary. Our investments in securities issued by these VIEs are reported in fixed maturities, available-for-sale and fixed maturities, trading in the consolidated statements of financial position and are described below.

VIEs include CMBS, residential mortgage-backed securities, and asset-backed securities. All of these entities were deemed VIEs upon the removal of the QSPE scope exception because the equity within these entities is insufficient to sustain them. We currently are not the primary beneficiary in any of the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security, which controls the unilateral right to replace the special servicer or equivalent function.

As previously discussed, we invest in several types of collateralized private investment vehicles, which are VIEs. These include cash and synthetic structures that we do not manage. We are currently not the primary beneficiary of these collateralized private investment vehicles primarily because we do not control the economic performance of the entities and were not involved with the design of the entities.

We have invested in various VIE trusts as a debt holder. All of these entities are classified as VIEs due to insufficient equity to sustain them. Prior to January 1, 2010, we had performed a quantitative analysis and concluded that although we held a significant variable interest in these entities we were not the primary beneficiary due to lack of majority of the risk of loss or because they were scoped out as a QSPE. Beginning January 1, 2010, we concluded we are not the primary beneficiary primarily because we do not control the economic performance of the entities and were not involved with the design of the entities.

The carrying value and maximum loss exposure for our unconsolidated VIEs as of March 31, 2010, are as follows:

	Asset carrying value	Maximum exposure to loss (1)
	(in millions)
March 31, 2010
Fixed maturities, available-for-sale:
Corporate	$393.2	$359.0
Residential mortgage-backed securities	3,030.5	2,933.0
Commercial mortgage-backed securities	3,782.1	4,855.1
Collateralized debt obligations	372.6	574.4
Other debt obligations	2,863.3	3,050.7
Fixed maturities, trading:
Residential mortgage-backed securities	185.7	185.7
Commercial mortgage-backed securities	3.3	3.3
Collateralized debt obligations	9.8	9.8
Other debt obligations	184.8	184.8

(1) Our risk of loss is limited to our initial investment measured at amortized cost.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

3. Investments

Fixed Maturities and Equity Securities

Fixed maturity securities include bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Equity securities include mutual funds, common stock and nonredeemable preferred stock. We classify fixed maturity securities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 9, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments related to deferred policy acquisition costs (“DPAC”), sales inducements, unearned revenue reserves, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to hedged portions of available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). We also have trading securities portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturity securities. Mark-to-market adjustments related to these trading securities are reflected in net investment income.

The cost of fixed maturity securities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturities and equity securities classified as available-for-sale is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are primarily reported in net income as a component of net realized capital gains (losses), with noncredit impairment losses for certain fixed maturities, available-for-sale reported in other comprehensive income (“OCI”). For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated cash flows.

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in OCI and fair value of fixed maturities and equity securities available-for-sale as of March 31, 2010 and December 31, 2009, are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
	(in millions)
March 31, 2010
Fixed maturities, available-for-sale:
U.S. government and agencies	$562.8	$13.2	$—	$—	$576.0
Non-U.S. governments	758.3	114.2	0.4	—	872.1
States and political subdivisions	2,189.9	61.5	11.2	—	2,240.2
Corporate	33,255.6	1,522.8	696.5	53.3	34,028.6
Residential mortgage-backed securities	2,933.0	98.7	1.2	—	3,030.5
Commercial mortgage-backed securities	4,855.1	55.7	1,021.0	107.7	3,782.1
Collateralized debt obligations	574.4	0.5	166.9	35.4	372.6
Other debt obligations	3,050.7	46.1	146.1	87.4	2,863.3
Total fixed maturities, available-for-sale	$48,179.8	$1,912.7	$2,043.3	$283.8	$47,765.4
Total equity securities, available-for-sale	$197.7	$8.2	$24.0		$181.9
December 31, 2009
Fixed maturities, available-for-sale:
U.S. government and agencies	$550.1	$9.1	$0.5	$—	$558.7
Non-U.S. governments	741.5	114.8	1.4	—	854.9
States and political subdivisions	2,008.7	53.4	13.5	—	2,048.6
Corporate	32,767.0	1,296.8	1,075.0	58.0	32,930.8
Residential mortgage-backed securities	3,049.5	87.4	3.8	—	3,133.1
Commercial mortgage-backed securities	4,898.0	20.9	1,211.5	107.7	3,599.7
Collateralized debt obligations	607.5	1.8	200.7	39.0	369.6
Other debt obligations	2,994.1	34.6	229.8	73.7	2,725.2
Total fixed maturities, available-for-sale	$47,616.4	$1,618.8	$2,736.2	$278.4	$46,220.6
Total equity securities, available-for-sale	$231.1	$17.2	$34.3		$214.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

3. Investments — (continued)

The amortized cost and fair value of fixed maturities available-for-sale as of March 31, 2010, by contractual maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,236.3	$2,292.3
Due after one year through five years	13,472.4	14,000.4
Due after five years through ten years	9,584.6	9,863.2
Due after ten years	11,473.3	11,561.0
	36,766.6	37,716.9
Mortgage-backed and other asset-backed securities	11,413.2	10,048.5
Total	$48,179.8	$47,765.4

Actual maturities may differ because issuers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, gains and losses related to other-than-temporary impairments, certain trading securities, certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance and impairments of real estate held for investment are reported as net realized capital gains (losses). Investment gains and losses on sales of certain real estate held for sale, which do not meet the criteria for classification as a discontinued operation, are reported as net investment income and are excluded from net realized capital gains (losses). We also have trading securities portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturity securities for which the mark-to-market adjustments are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the three months ended March 31,
	2010	2009
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$19.0	$49.4
Gross losses	(93.6)	(156.8)
Portion of other-than-temporary impairment losses recognized in OCI	5.4	50.6
Hedging, net	46.7	(53.4)
Fixed maturities, trading	10.5	23.6
Equity securities, available-for-sale:
Gross gains	7.5	6.8
Gross losses	(1.5)	(0.6)
Equity securities, trading	7.9	(9.6)
Mortgage loans	(26.0)	(35.5)
Derivatives	(49.7)	68.2
Other	28.3	(6.0)
Net realized capital losses	$(45.5)	$(63.3)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $0.6 billion and $0.9 billion for the three months ended March 31, 2010 and 2009, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

3. Investments — (continued)

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

Impairment losses on equity securities are recognized in net income. The way in which impairment losses on fixed maturity securities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, we recognize an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion in net income and the noncredit loss portion in OCI.

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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended March 31,
	2010	2009
	(in millions)
Fixed maturities, available-for-sale	$(88.6)	$(152.7)
Equity securities, available-for-sale	4.0	6.1
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	$(84.6)	$(146.6)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

3. Investments — (continued)

The other-than-temporary impairments on fixed maturity securities for which an amount related to credit losses was recognized in net realized capital gains (losses) and an amount related to noncredit losses was recognized in OCI is summarized as follows:

	For the three months ended March 31,
	2010	2009
	(in millions)
Total other-than-temporary impairments on fixed maturity securities for which an amount related to noncredit losses was recognized in OCI (1)	$(63.8)	$(99.2)
Noncredit loss recognized in OCI	5.4	50.6
Credit loss impairment recognized in net realized capital losses	$(58.4)	$(48.6)

(1)      For the three months ended March 31, 2010 and 2009, total other-than-temporary impairment losses on available-for-sale securities reported in the consolidated statements of operations also include $24.8 million and $53.5 million of impairment losses, net of recoveries from the sale of previously impaired securities, on fixed maturity securities and $4.0 million and $6.1 million of net recoveries from the sale of previously impaired securities, on equity securities for which total impairment losses are recognized in net income, respectively.

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

	For the three months ended March 31,
	2010	2009
	(in millions)
Beginning balance	$(204.7)	$(18.5)
Credit losses for which an other-than-temporary impairment was not previously recognized	(54.8)	(48.0)
Credit losses for which an other-than-temporary impairment was previously recognized	(22.2)	(0.6)
Reduction for credit losses previously recognized on securities now sold or intended to be sold	18.6	—
Reduction for positive changes in cash flows expected to be collected and amortization (1)	0.4	—
Ending balance	$(262.7)	$(67.1)

(1) Amounts are recognized in net investment income.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

3. Investments — (continued)

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, as of March 31, 2010, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$17.1	$—	$—	$—	$17.1	$—
Non-U.S. governments	18.5	0.2	15.9	0.2	34.4	0.4
States and political subdivisions	299.8	3.8	199.0	7.4	498.8	11.2
Corporate	2,303.2	65.4	6,683.2	684.4	8,986.4	749.8
Residential mortgage-backed securities	252.0	1.1	0.6	0.1	252.6	1.2
Commercial mortgage-backed securities	220.0	4.4	1,928.4	1,124.3	2,148.4	1,128.7
Collateralized debt obligations	0.2	—	370.1	202.3	370.3	202.3
Other debt obligations	368.0	4.1	840.9	229.4	1,208.9	233.5
Total fixed maturities, available-for-sale	$3,478.8	$79.0	$10,038.1	$2,248.1	$13,516.9	$2,327.1
Total equity securities, available-for-sale	$13.6	$6.5	$121.5	$17.5	$135.1	$24.0

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $12,835.4 million in available-for-sale fixed maturity securities with gross unrealized losses of $2,263.0 million. Principal Life’s consolidated portfolio consists of fixed maturity securities where 82% are investment grade (rated AAA through BBB-) with an average price of 85 (carrying value/amortized cost) at March 31, 2010. Gross unrealized losses in our fixed maturity securities portfolio decreased during the first quarter of 2010, primarily due to a narrowing of credit spreads.  The decrease is primarily attributed to the corporate and commercial mortgage-backed securities sectors.

For those securities that have been in a loss position for less than twelve months, Principal Life’s consolidated portfolio holds 354 securities with a carrying value of $3,274.0 million and unrealized losses of $74.0 million reflecting an average price of 98 at March 31, 2010. Of this portfolio, 95% was investment grade (rated AAA through BBB-) at March 31, 2010, with associated unrealized losses of $58.7 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that have been in a continuous loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio holds 1,280 securities with a carrying value of $9,561.4 million and unrealized losses of $2,189.0 million. The average rating of this portfolio is BBB+ with an average price of 81 at March 31, 2010. Of the $2,189.0 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $1,124.3 million in unrealized losses with an average price of 63 and an average credit rating of A+. The remaining unrealized losses consist primarily of $625.7 million within the corporate sector at March 31, 2010. The average price of the corporate sector is 91 and the average credit rating is BBB. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

3. Investments — (continued)

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, as of December 31, 2009, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

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

Of the total amounts, Principal Life’s consolidated portfolio represented $14,979.2 million in available-for-sale fixed maturity securities with unrealized losses of $2,928.9 million. Principal Life’s consolidated portfolio consists of fixed maturity securities where 83% were investment grade (rated AAA through BBB-) with an average price of 84 (carrying value/amortized cost) at December 31, 2009. Due to the credit disruption that began in the last half of 2007 and continued into first quarter of 2009, which reduced liquidity and led to wider credit spreads, we saw an increase in unrealized losses in our securities portfolio. The unrealized losses were more pronounced in the corporate sector and in structured products, such as commercial mortgage-backed securities, collateralized debt obligations and asset-backed securities (included in other debt obligations). During the second quarter of 2009 and continuing through the end of the year, a narrowing of credit spreads and improvement in liquidity resulted in a decrease in the unrealized losses in our securities portfolio relative to year-end 2008.

For those securities that had been in a loss position for less than twelve months, Principal Life’s consolidated portfolio held 406 securities with a carrying value of $3,739.3 million and unrealized losses of $100.5 million reflecting an average price of 97 at December 31, 2009. Of this portfolio, 97% was investment grade (rated AAA through BBB-) at December 31, 2009, with associated unrealized losses of $82.7 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 1,481 securities with a carrying value of $11,239.9 million and unrealized losses of $2,828.4 million. The average rating of this portfolio was BBB+ with an average price of 80 at December 31, 2009. Of the $2,828.4 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $1,302.5 million in unrealized losses with an average price of 63 and an average credit rating of AA-. The remaining unrealized losses consist primarily of $993.5 million within the corporate sector at December 31, 2009. The average price of the corporate sector was 88 and the average credit rating was BBB. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at March 31, 2010 and December 31, 2009.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

3. Investments — (continued)

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

	March 31, 2010	December 31, 2009
	(in millions)
Net unrealized losses on fixed maturities, available-for-sale (1)	$(154.8)	$(1,117.4)
Noncredit component of impairment losses on fixed maturities, available-for-sale	(283.8)	(260.9)
Net unrealized losses on equity securities, available-for-sale	(15.8)	(17.1)
Adjustments for assumed changes in amortization patterns	10.7	211.9
Adjustments for assumed changes in liability for policyholder benefits and claims	(119.1)	(75.7)
Net unrealized gains on derivative instruments	17.9	16.8
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	190.0	214.1
Provision for deferred income tax benefits	160.5	397.7
Effect of implementation of accounting change related to variable interest entities, net	10.7	—
Effect of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	—	(9.9)
Net unrealized losses on available-for-sale securities and derivative instruments	$(183.7)	$(640.5)

(1)      Excludes net unrealized gains (losses) on hedged portions of fixed maturities, available-for-sale included in fair value hedging relationships.

Securities Posted as Collateral

We posted $903.9 million in fixed maturity securities as of March 31, 2010, to satisfy collateral requirements primarily associated with a reinsurance arrangement and our derivative credit support annex (collateral) agreements. In addition, we posted $1,729.9 million in commercial mortgage loans as of March 31, 2010, to satisfy collateral requirements associated with our obligation under funding agreements with the Federal Home Loan Bank of Des Moines.

4. Derivative Financial Instruments

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

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

Interest rate caps and interest rate floors, which can be combined to form interest rate collars, are contracts that entitle the purchaser to pay or receive the amounts, if any, by which a specified market rate exceeds a cap strike interest rate, or falls below a floor strike interest rate, respectively, at specified dates. We have entered into interest rate collars whereby we receive amounts if a specified market rate falls below a floor strike interest rate, and we pay if a specified market rate exceeds a cap strike interest rate. We use interest rate collars to manage interest rate risk related to guaranteed minimum interest rate liabilities in our individual annuities contracts.

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

Currency swaps are contracts in which we agree with other parties to exchange, at specified intervals, a series of principal and interest payments in one currency for that of another currency. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party. The interest payments are primarily fixed-to-fixed rate; however, they may also be fixed-to-floating rate or floating-to-fixed rate. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty for payments made in the same currency at each due date. We use currency swaps to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell.

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
March 31, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

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

Our derivative transactions are generally documented under International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, we are permitted to set off our receivable from a counterparty against our payables to the same counterparty arising out of all included transactions. For reporting purposes, we do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparties under master netting agreements.

We posted $247.9 million and $273.7 million in cash and securities under collateral arrangements as of March 31, 2010, and December 31, 2009, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the rating on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of March 31, 2010, and December 31, 2009, was $1,131.2 million and $1,139.7 million, respectively. With respect to these derivatives, we posted collateral of $247.9 million and $273.7 million as of March 31, 2010 and December 31, 2009, respectively, in the normal course of business, which reflects netting under derivative credit support annex agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2010, we would be required to post an additional $39.7 million of collateral to our counterparties.

As of March 31, 2010, and December 31, 2009, we had received $248.4 million and $353.4 million, respectively, of cash collateral associated with our derivative credit support annex agreements. The cash collateral is included in other assets on the consolidated statements of financial position, with a corresponding liability reflecting our obligation to return the collateral recorded in other liabilities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

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

	March 31, 2010	December 31, 2009
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$20,164.6	$19,588.6
Interest rate collars	500.0	—
Futures	53.0	43.3
Foreign exchange contracts:
Foreign currency swaps	5,061.5	5,284.4
Currency forwards	76.6	91.5
Equity contracts:
Options	824.4	818.2
Futures	75.3	84.6
Credit contracts:
Credit default swaps	1,645.9	1,586.4
Other contracts:
Embedded derivative financial instruments	3,456.4	3,344.5
Commodity swaps	—	40.0
Total notional amounts at end of period	$31,857.7	$30,881.5

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$637.7	$579.1
Interest rate collars	6.1	—
Foreign exchange contracts:
Foreign currency swaps	493.3	594.4
Currency forwards	1.8	3.8
Equity contracts:
Options	136.0	149.8
Credit contracts:
Credit default swaps	8.5	15.5
Total gross credit exposure	1,283.4	1,342.6
Less: collateral received	286.0	395.6
Net credit exposure	$997.4	$947.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$67.4	$81.5	$347.6	$309.1
Foreign exchange contracts	380.9	444.4	192.4	240.6
Total derivatives designated as hedging instruments	$448.3	$525.9	$540.0	$549.7

Derivatives not designated as hedging instruments
Interest rate contracts	$490.5	$433.5	$369.9	$336.8
Foreign exchange contracts	95.4	107.5	75.7	75.0
Equity contracts	136.0	149.8	—	—
Credit contracts	8.5	15.5	199.8	84.0
Other contracts	—	—	124.9	128.1
Total derivatives not designated as hedging instruments	$730.4	$706.3	$770.3	$623.9

Total derivative instruments	$1,178.7	$1,232.2	$1,310.3	$1,173.6

(1)          The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)          The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $8.5 million and $23.6 million as of March 31, 2010, and December 31, 2009, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $10.0 million and $47.0 million as of March 31, 2010, and December 31, 2009, respectively. These credit derivative transactions had a net fair value of $1.1 million and $2.4 million as of March 31, 2010, and December 31, 2009, respectively. Our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security as of March 31, 2010, and December 31, 2009. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	March 31, 2010
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$135.0	$(0.7)	$135.0	4.6
A	589.0	(1.2)	589.0	3.4
BBB	200.0	—	200.0	1.7
BB	10.0	—	10.0	0.5
Structured finance
AA	9.9	(5.1)	9.9	2.3
B	16.0	(14.8)	16.0	9.4
CCC	22.0	(20.2)	22.0	10.1
Total single name credit default swaps	981.9	(42.0)	981.9	3.4

Basket and index credit default swaps
Corporate debt
A	6.0	(0.1)	6.0	1.7
BBB	20.0	—	20.0	0.2
CCC (1)	170.0	(130.0)	170.0	6.6
Government/municipalities
A	40.0	(9.3)	40.0	6.1
Structured finance
AA	20.0	(5.4)	20.0	5.2
BBB	5.0	(1.2)	5.0	15.7
Total basket and index credit default swaps	261.0	(146.0)	261.0	6.0
Total credit default swap protection sold	$1,242.9	$(188.0)	$1,242.9	4.0

(1)   The increase from December 31, 2009, resulted from the consolidation of additional collateralized private investment vehicles due to our implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

	December 31, 2009
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

We also have invested in available-for-sale fixed maturity securities that contain credit default swaps that do not require bifurcation. These securities are subject to the credit risk of the issuer, normally a special purpose vehicle, which consists of the underlying credit default swaps and high quality fixed maturity securities that serve as collateral. A default event occurs if the cumulative losses exceed a specified attachment point, which is typically not the first loss of the portfolio. If a default event occurs that exceeds the specified attachment point, our investment may not be fully returned. We would have no future potential payments under these investments. The following tables show by the types of referenced/underlying asset class and external rating of the available-for-sale fixed maturity security our fixed maturity securities with nonbifurcatable embedded credit derivatives as of March 31, 2010, and December 31, 2009.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

	March 31, 2010
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
AA	$15.0	$14.7	0.5
A	15.0	14.7	0.1
BBB	5.0	4.9	0.1
BB	35.0	29.1	4.8
CCC	50.0	44.3	2.9
C	13.9	1.3	6.0
Total corporate debt	133.9	109.0	3.1
Structured finance
AA	9.5	6.3	2.1
A	7.0	5.4	6.5
BBB	33.6	22.5	6.6
BB	40.2	19.7	7.0
B	5.4	2.6	7.2
CCC	5.3	2.8	19.1
CC	5.9	0.9	7.7
C	15.9	3.6	11.6
Total structured finance	122.8	63.8	9.1
Total fixed maturity securities with credit derivatives	$256.7	$172.8	6.9

	December 31, 2009
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
AA	$15.0	$14.3	0.7
A	15.0	14.6	0.3
BBB	5.0	4.9	0.3
BB	48.9	42.9	3.5
CCC	51.4	43.8	4.5
C	22.7	6.5	6.6
Total corporate debt	158.0	127.0	3.9
Structured finance
AA	9.5	5.6	9.1
A	7.0	5.0	6.8
BBB	41.1	23.2	6.8
BB	32.6	17.4	7.3
B	7.4	3.1	7.3
CCC	16.1	5.7	19.4
CC	18.0	0.8	7.8
C	10.8	3.3	12.9
Total structured finance	142.5	64.1	11.2
Total fixed maturity securities with credit derivatives	$300.5	$191.1	8.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

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

The following table shows the effect of derivatives in fair value hedging relationships and the related hedged items on the consolidated statements of operations for the three months ended March 31, 2010 and 2009. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Derivatives in fair value hedging	Amount of gain (loss) recognized in net income on derivatives for the three months ended March 31, (1)		Hedged items in fair value	Amount of gain (loss) recognized in net income on related hedged item for the three months ended March 31, (1)
relationships	2010	2009	hedging relationships	2010	2009
	(in millions)			(in millions)
Interest rate contracts	$(36.5)	$64.4	Fixed maturities, available-for-sale	$36.1	$(62.9)
Interest rate contracts	6.5	6.1	Investment-type insurance contracts	(6.1)	(3.0)
Foreign exchange contracts	4.6	2.1	Fixed maturities, available-for-sale	(4.0)	2.7
Foreign exchange contracts	(38.4)	12.4	Investment-type insurance contracts	37.7	(3.0)
Total	$(63.8)	$85.0	Total	$63.7	$(66.2)

(1)          The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships for the three months ended March 31, 2010 and 2009.

	Amount of gain (loss) for the three months ended March 31,
Hedged item	2010	2009
	(in millions)
Fixed maturities, available-for-sale (1)	$(41.9)	$(27.5)
Investment-type insurance contracts (2)	21.5	25.8

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

The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 10.2 years. At March 31, 2010, we had $49.4 million of gross unrealized gains reported in accumulated other comprehensive income (“AOCI”) on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. No amounts were reclassified from OCI into net income as a result of the determination that hedged cash flows were probable of not occurring during the three months ended March 31, 2010 and 2009.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position for the three months ended March 31, 2010 and 2009. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Derivatives in cash flow hedging		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the three months ended March 31,		Location of gain (loss) reclassified from AOCI into net income	Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the three months ended March 31,
relationships	Related hedged item	2010	2009	(effective portion)	2010	2009
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(6.4)	$38.7	Net investment income	$1.7	$1.1
Interest rate contracts	Investment-type insurance contracts	2.6	7.2	Benefits, claims and settlement expenses	(0.3)	(0.3)
Interest rate contracts	Debt	—	13.1	Operating expense	(1.1)	0.1
Foreign exchange contracts	Fixed maturities, available-for-sale	94.0	5.9	Net investment income	—	—
Foreign exchange contracts	Investment-type insurance contracts	(75.6)	(91.1)	Benefits, claims and settlement expenses	(1.5)	(0.7)
				Net realized capital gains (losses)	—	26.7
Total		$14.6	$(26.2)	Total	$(1.2)	$26.9

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships for the three months ended March 31, 2010 and 2009.

	Amount of gain (loss) for the three months ended March 31,
Hedged item	2010	2009
	(in millions)
Fixed maturities, available-for-sale (1)	$4.0	$3.8
Investment-type insurance contracts (2)	(4.0)	(3.6)

(1)          Reported in net investment income on the consolidated statements of operations.

(2)          Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net loss resulting from the ineffective portion of interest rate contracts in cash flow hedging relationships was zero for both the three months ended March 31, 2010 and 2009, respectively. The net gain (loss) resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.4 million and $(0.7) million for the three months ended March 31, 2010 and 2009, respectively.

We expect to reclassify net losses of $5.8 million from AOCI into net income in the next 12 months, which includes both net deferred losses on discontinued hedges and periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Net Investment in Foreign Operations Hedges

From time to time, we take measures to hedge our net investments in our foreign subsidiaries from currency risks. We did not use any currency forwards during 2010 or 2009 to hedge our net investment in foreign operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

Derivatives Not Designated as Hedging Instruments

Our use of futures, certain swaptions and swaps, collars, options and forwards are effective from an economic standpoint, but they have not been designated as hedges for financial reporting purposes. As such, periodic changes in the market value of these instruments, which includes mark-to-market gains and losses as well as periodic and final settlements, primarily flow directly into net realized capital gains (losses) with gains and losses on certain derivatives used in relation to certain trading portfolios reported in net investment income on the consolidated statements of operations.

The following tables show the effect of derivatives not designated as hedging instruments, including market value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations for the three months ended March 31, 2010 and 2009.

	Amount of gain (loss) recognized in net income on derivatives for the three months ended March 31,
Derivatives not designated as hedging instruments	2010	2009
	(in millions)
Interest rate contracts	$23.1	$(23.4)
Foreign exchange contracts	(21.6)	(7.9)
Equity contracts	(14.7)	3.0
Credit contracts	1.9	(24.6)
Other contracts (1)	7.9	9.1
Total	$(3.4)	$(43.8)

(1)          Primarily includes the change in fair value of embedded derivatives.

5. Federal Income Taxes

The effective income tax rate for the three months ended March 31, 2010, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received and taxes on our share of earnings generated from equity method investments reflected in net investment income.

The effective income tax rate for the three months ended March 31, 2009, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the interest exclusion from taxable income and taxes on our share of earnings generated from equity method investments reflected in net investment income.

We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations (“CFCs”) for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs (“subpart F income”) even if the income is not currently distributed.  A temporary exception (the “active financing exception”) was applicable prior to January 1, 2010, to avoid the current recognition of subpart F income derived in the active conduct of a banking, financing, insurance or similar business. We previously disclosed anticipated action of the U.S. Congress and the President to enact extenders legislation in early 2010; however, this did not occur prior to March 31, 2010. Therefore, current tax expense has increased by an immaterial amount associated with the U.S. recognition of subpart F income from our foreign operations. However, we still anticipate extenders legislation during 2010. Any tax expense recorded in 2010 on our subpart F income that is subject to the active financial exception will be reversed during the quarter of enactment, assuming it is retroactive to January 1, 2010.

The Internal Revenue Service (“IRS”) is currently auditing our federal income tax returns for the years 2004 through 2008. We do not expect the results of these audits or developments in other tax areas to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur. Consistent with December 31, 2009, we estimate that it is reasonably possible that the amount of our unrecognized tax benefits could increase by $0.0 to $11.0 million within the next twelve months.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

6. Employee and Agent Benefits

Components of net periodic benefit cost:

	Pension benefits		Other postretirement benefits
	For the three months ended March 31,		For the three months ended March 31,
	2010	2009	2010	2009
	(in millions)
Service cost	$11.4	$12.8	$2.8	$2.8
Interest cost	26.4	25.2	5.3	4.9
Expected return on plan assets	(24.6)	(19.9)	(7.5)	(6.5)
Amortization of prior service benefit	(2.5)	(1.9)	(0.5)	(0.5)
Recognized net actuarial loss	16.9	23.2	1.2	2.4
Net periodic benefit cost	$27.6	$39.4	$1.3	$3.1

In 2009, the return on plan assets was greater than expected, resulting in an actuarial gain and higher than expected plan assets at December 31, 2009. The higher asset value increased the expected return on plan assets in 2010 and the actuarial gain reduced the previous actuarial loss and its amortization in 2010.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2010 will be zero so we will not be required to fund our qualified pension plan during 2010. However, it is possible that we may fund the qualified and nonqualified pension plans in 2010 for a combined total of $20.0 million to $75.0 million. During the three months ended March 31, 2010, no contributions were made to these plans.

7. Contingencies, Guarantees and Indemnifications

Litigation and Regulatory Contingencies

We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, life, health and disability insurance. Some of the lawsuits are class actions, or purport to be, and some include claims for unspecified or substantial punitive and treble damages. In addition, regulatory bodies such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, the Department of Labor and other regulatory agencies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers. We receive requests from regulators and other governmental authorities relating to industry issues and may receive additional requests, including subpoenas and interrogatories, in the future.

On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life. Principal Life’s motion to transfer venue was granted and the case is now pending in the Southern District of Iowa. The complaint alleged, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives “revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans” and allegedly failed to use the revenue to defray the expenses of the services provided to the plans. Plaintiff further alleged that these acts constitute prohibited transactions under ERISA. Plaintiff sought to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained “revenue sharing” fees from mutual funds. On August 27, 2008, the plaintiff’s motion for class certification was denied. The plaintiff’s new motion for class certification, filed May 11, 2009, was struck by the court on March 31, 2010. Principal Life continues to aggressively defend the lawsuit.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

7. Contingencies, Guarantees and Indemnifications (continued)

On August 28, 2007, a putative class action lawsuit was filed by Patricia Walsh (and another plaintiff, who subsequently withdrew) in the United States District Court for the Southern District of Iowa against Principal Life and Princor Financial Services Corporation (the “Walsh Defendants”). The lawsuit alleges that the Walsh Defendants breached alleged fiduciary duties to participants in employer-sponsored 401(k) plans who were retiring or leaving their respective plans, including providing misleading information and failing to act solely in the interests of the participants, resulting in alleged violations of ERISA. The plaintiff’s motion for class certification was denied on March 24, 2010. The Walsh Defendants are aggressively defending the lawsuit.

On July 15, 2009, Integrative Chiropractic Center, P.C. filed a putative class action lawsuit in the United States District Court of New Jersey against us and Principal Life ( the “Integrative Defendants”). The complaint alleged the Integrative Defendants systematically underpaid out of network health claims through use of a national database used to calculate the usual and customary rate. The plaintiff was also suing on behalf of a subset of purported class members who submitted claims under a group health plan subject to ERISA that was insured or administered by us, and were paid less than the amount submitted on the claim. The complaint alleged violations of ERISA, the Racketeer Influenced and Corrupt Organizations Act and the Sherman Act. On January 7, 2010, the plaintiff’s motion to dismiss without prejudice was granted by the court.

On October 28, 2009, Judith Curran filed a derivative action lawsuit on behalf of the Principal Funds, Inc. and Strategic Asset Management (“SAM”) Portfolio in the United States District Court for the Southern District of Iowa against Principal Management Corporation, Principal Global Investors, LLC, and Principal Funds Distributor, Inc. (the “Curran Defendants”).  The lawsuit alleges the Curran Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging advisory fees and distribution fees that were excessive. The Curran Defendants filed a motion to dismiss the case on January 29, 2010, and are aggressively defending the lawsuit.

On December 2, 2009 and December 4, 2009, two plaintiffs, Cruise and Mullaney, each filed putative class action lawsuits in the United States District Court for the Southern District of New York against us, Principal Life, Principal Global Investors, LLC, and Principal Real Estate Investors, LLC (the “Cruise/Mullaney Defendants”). The lawsuits alleged the Cruise/Mullaney Defendants failed to manage the Principal U.S. Property Separate Account (“PUSPSA”) in the best interests of investors, improperly imposed a withdrawal freeze on September 26, 2008, and instituted a withdrawal queue to honor withdrawal requests as sufficient liquidity became available. Plaintiffs allege these actions constitute a breach of fiduciary duties under ERISA. Plaintiffs seek to certify a class including all qualified ERISA plans and the participants of those plans that invested in PUSPSA between September 26, 2008, and the present that have suffered losses caused by the queue. The two lawsuits, as well as two subsequently filed complaints asserting similar claims, have been consolidated and are now known as In re Principal U.S. Property Account Litigation. On April 22, 2010, an order was entered granting the motion made by the Cruise/Mullaney Defendants for change of venue to the United States District Court for the Southern District of Iowa. We are aggressively defending the lawsuit.

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

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of March 31, 2010, was approximately $217.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that performance under these guarantees could materially affect net income in a particular quarter or annual period.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
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

8. Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2009	3.0	10.0	259.3
Shares issued	—	—	0.9
Treasury stock acquired	—	—	(0.2)
Outstanding shares at March 31, 2009	3.0	10.0	260.0

Outstanding shares at January 1, 2010	3.0	10.0	319.0
Shares issued	—	—	0.8
Treasury stock acquired	—	—	(0.1)
Outstanding shares at March 31, 2010	3.0	10.0	319.7

In May 2009 we issued 58.2 million shares of common stock at a price of $19.75 per share. Net proceeds from the issuance were $1,109.1 million. The proceeds from this offering will be used for general corporate purposes.

Comprehensive income is as follows:

	For the three months ended March 31,
	2010	2009
	(in millions)
Net income	$203.6	$122.6
Net change in unrealized gains on fixed maturities, available-for-sale	962.6	10.8
Net change in noncredit component of impairment losses on fixed maturities, available-for-sale	(5.4)	(50.6)
Net change in unrealized gains (losses) on equity securities, available-for-sale	1.3	(52.3)
Net change in unrealized gains (losses) on equity method subsidiaries and noncontrolling interest adjustments	(24.1)	64.9
Adjustments for assumed changes in amortization patterns	(203.5)	171.8
Adjustment for assumed changes in liability for policyholder benefits and claims	(43.4)	(39.3)
Net change in unrealized gains (losses) on derivative instruments	1.1	(25.6)
Change in net foreign currency translation adjustment	(5.8)	24.1
Change in unrecognized postretirement benefit obligation	15.2	23.1
Provision for deferred income taxes	(244.4)	(46.7)
Comprehensive income	$657.2	$202.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

9. Fair Value Measurements

We use fair value measurements to record fair value of certain assets and liabilities and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value.  Certain financial instruments, particularly policyholder liabilities other than investment-type insurance contracts, are excluded from these fair value disclosure requirements.

Fair value of financial instruments

The carrying value and estimated fair value of financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$47,765.4	$47,765.4	$46,220.6	$46,220.6
Fixed maturities, trading	1,359.4	1,359.4	1,032.4	1,032.4
Equity securities, available-for-sale	181.9	181.9	214.0	214.0
Equity securities, trading	235.4	235.4	221.5	221.5
Mortgage loans	11,559.2	11,413.0	11,845.6	11,407.8
Policy loans	895.7	976.8	902.5	1,022.6
Other investments	301.6	301.6	188.5	188.5
Cash and cash equivalents	1,629.7	1,629.7	2,240.4	2,240.4
Derivative assets	1,178.7	1,178.7	1,232.2	1,232.2
Separate account assets	65,245.7	65,245.7	62,738.5	62,738.5
Collateral received	248.9	248.9	386.4	386.4
Investment-type insurance contracts	(35,127.4)	(33,841.8)	(35,672.8)	(34,181.0)
Short-term debt	(131.6)	(131.6)	(101.6)	(101.6)
Long-term debt	(1,578.3)	(1,673.7)	(1,584.6)	(1,608.4)
Separate account liabilities	(59,125.8)	(58,066.9)	(56,897.4)	(55,867.5)
Derivative liabilities	(1,188.2)	(1,188.2)	(1,050.8)	(1,050.8)
Bank deposits	(2,224.3)	(2,232.3)	(2,185.8)	(2,188.5)
Collateral posted	(248.9)	(248.9)	(367.8)	(367.8)
Other liabilities	(246.0)	(246.0)	(99.2)	(99.2)

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

•                  Level 3 — Fair values are based on significant unobservable inputs for the asset or liability. Our Level 3 assets and liabilities include certain fixed maturity securities, private equity securities, real estate and commercial mortgage loan investments of our separate accounts, commercial mortgage loan investments and obligations of consolidated VIEs for which the fair value option was elected, complex derivatives and embedded derivatives that must be priced using broker quotes or other valuation methods that utilize at least one significant unobservable input.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

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

Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during the first quarter of 2010.

Fixed Maturities

Fixed maturities include bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. When available, the fair value of fixed maturities is based on quoted prices of identical assets in active markets. These are reflected in Level 1 and primarily include U.S. Treasury bonds and actively traded redeemable corporate preferred securities.

When quoted prices are not available, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, broker quotes, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2. Also included in Level 2 are corporate bonds where quoted market prices are not available, for which a matrix pricing valuation approach is used. In this approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors.

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available, which are reflected in Level 3 and can include fixed maturities across all asset classes. These models primarily use projected cash flows discounted using a rate derived from market interest rate curves and relevant risk spreads. As of March 31, 2010, less than 1% of our fixed maturity securities, which were classified as Level 3 assets, were valued using internal pricing models.

Equity Securities

Equity securities include mutual funds, common stock and nonredeemable preferred stock. Fair values of equity securities are determined using quoted prices in active markets for identical assets when available, which are reflected in Level 1. When quoted prices are not available, we may utilize internal valuation methodologies appropriate for the specific asset that use observable inputs such as underlying share prices, which are reflected in Level 2. Fair values might also be determined using broker quotes or through the use of internal models or analysis that incorporate significant assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such securities, which are reflected in Level 3.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

Mortgage Loans

Mortgage loans are not measured at fair value on a recurring basis. Fair values of commercial and residential mortgage loans are primarily determined by discounting the expected cash flows at current treasury rates plus an applicable risk spread, which reflects credit quality and maturity of the loans. The risk spread is based on market clearing levels for loans with comparable credit quality, maturities and risk. The fair value of mortgage loans may also be based on the fair value of the underlying real estate collateral, which is estimated using appraised values.

Policy Loans

Policy loans are not measured at fair value on a recurring basis. Fair values of policy loans are estimated by discounting expected cash flows using a risk-free rate based on the U.S. Treasury curve.

Derivatives

The fair values of exchange-traded derivatives are determined through quoted market prices, which are reflected in Level 1. Exchange-traded derivatives include interest rate and equity futures that are settled daily such that their fair value is not reflected in the consolidated statements of financial position. The fair values of over-the-counter derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. The majority of our over-the-counter derivatives are valued with models that use market observable inputs, which are reflected in Level 2. Significant inputs include contractual terms, interest rates, currency exchange rates, credit spread curves, equity prices, and volatilities. These valuation models consider projected discounted cash flows, relevant swap curves, and appropriate implied volatilities. Certain over-the-counter derivatives utilize unobservable market data, primarily independent broker quotes that are nonbinding quotes based on models that do not reflect the result of market transactions, which are reflected in Level 3.

Our derivative contracts are generally documented under ISDA Master Agreements, which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Collateral arrangements are bilateral and based on current ratings of each entity. We utilize the LIBOR interest rate curve to value our positions, which includes a credit spread. This credit spread incorporates an appropriate level of nonperformance risk into our valuations given the current ratings of our counterparties, as well as the collateral agreements in place. Counterparty credit risk is routinely monitored to ensure our adjustment for non-performance risk is appropriate.

Interest rate contracts. We use discounted cash flow valuation techniques to determine the fair value of interest rate swaps using observable swap curves as the inputs. These are reflected in Level 2. In addition, we have a limited number of complex inflation-linked interest rate swaps and interest rate collars that are valued using broker quotes. These are reflected in Level 3. We use option pricing models to determine the fair value of swaptions using observable swap interest rate curves and observable implied volatilities as inputs. These are reflected in Level 2.

Foreign exchange contracts. We use discounted cash flow valuation techniques that utilize observable swap curves and exchange rates as the inputs to determine the fair value of foreign currency swaps. These are reflected in Level 2. In addition, we have a limited number of non-standard currency swaps that are valued using broker quotes. These are reflected within Level 3. Currency forwards are valued using observable market inputs, including forward currency exchange rates. These are reflected in Level 2.

Equity contracts. We use an option pricing model using observable implied volatilities, dividend yields, index prices and swap curves as the inputs to determine the fair value of equity options. These are reflected in Level 2.

Credit contracts. We use either the ISDA Credit Default Swap Standard discounted cash flow model that utilizes observable default probabilities and recovery rates as inputs or broker prices to determine the fair value of credit default swaps. These are reflected in Level 3.

Other contracts. We use broker prices to determine the fair value of commodity swaps. These are reflected in Level 3.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

Other Investments

Other investments reported at fair value primarily include seed money investments, for which the fair value is determined using the net asset value of the fund. The net asset value of the fund represents the price at which we feel we would be able to initiate a transaction. Seed money investments in mutual funds for which the net asset value is published are reflected in Level 1. Seed money investments in mutual funds or other investment funds in markets that do not have a published net asset value are reflected in Level 2.

Other investments reported at fair value also include commercial mortgage loans of consolidated VIEs for which the fair value option was elected, which are reflected in Level 3. Fair value of these commercial mortgage loans is computed utilizing a discount rate based on the current market. The market discount rate is then adjusted based on various factors that differentiate it from our pool of loans.

The carrying amounts of other assets classified as other investments in the accompanying consolidated statements of financial position, which are not measured at fair value on a recurring basis, approximate their fair values.

Cash and Cash Equivalents

Certain cash equivalents are reported at fair value on a recurring basis and include money market instruments and other short-term investments with maturities of less than three months. Fair values of these cash equivalents may be determined using public quotations, when available, which are reflected in Level 1. When public quotations are not available, because of the highly liquid nature of these assets, carrying amounts may be used to approximate fair values, which are reflected in Level 2.

The carrying amounts of cash and cash equivalents that are not reported at fair value on a recurring basis approximate their fair value.

Separate Account Assets

Separate account assets include equity securities, debt securities and derivative instruments, for which fair values are determined as previously described, and are reflected in Level 1, Level 2 and Level 3. Separate account assets also include commercial mortgage loans, for which the fair value is estimated by discounting the expected total cash flows using market rates that are applicable to the yield, credit quality and maturity of the loans. The market clearing spreads vary based on mortgage type, weighted average life, rating and liquidity. These are reflected in Level 3. Finally, separate account assets include real estate, for which the fair value is estimated using discounted cash flow valuation models that utilize public real estate market data inputs such as transaction prices, market rents, vacancy levels, leasing absorption, market cap rates and discount rates. In addition, each property is appraised annually by an independent appraiser. The real estate within the separate accounts is reflected in Level 3.

Cash Collateral and Cash Collateral Payable

Cash collateral is not measured at fair value on a recurring basis. The carrying amounts of cash collateral received and posted under derivative credit support annex (collateral) agreements and the carrying amount of the payable associated with our obligation to return the cash collateral received approximate their fair value.

Investment-Type Insurance Contracts

Investment-type insurance contracts are not measured at fair value on a recurring basis. The fair values of our reserves and liabilities for investment-type insurance contracts are estimated using discounted cash flow analyses based on current interest rates, including non-performance risk, being offered for similar contracts with maturities consistent with those remaining for the investment-type contracts being valued. Investment-type insurance contracts include insurance, annuity and other policy contracts that do not involve significant mortality or morbidity risk and are only a portion of the policyholder liabilities appearing in the consolidated statements of financial position. Insurance contracts include insurance, annuity and other policy contracts that do involve significant mortality or morbidity risk. The fair values for our insurance contracts, other than investment-type contracts, are not required to be disclosed.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

Certain annuity contracts and other investment-type insurance contracts include embedded derivatives that have been bifurcated from the host contract and that are measured at fair value on a recurring basis, which are reflected in Level 3. The key assumptions for calculating the fair value of the embedded derivative liabilities are market assumptions (such as equity market returns, interest rate levels, market volatility, correlations, among other things) and policyholder behavior assumptions (such as lapse, mortality, utilization, withdrawal patterns, among other things). They are valued using a combination of historical data and actuarial judgment. Stochastic models are used to value the embedded derivatives that incorporate a spread reflecting our own creditworthiness and risk margins.

The assumption for our own non-performance risk for investment-type insurance contracts and any embedded derivatives bifurcated from certain annuity and investment-type insurance contracts is based on the current market credit spreads for debt-like instruments that we have issued and are available in the market.

Short-Term Debt

Short-term debt is not measured at fair value on a recurring basis. The carrying amount of short-term debt approximates its fair value because of the relatively short time between origination of the debt instrument and its maturity.

Long-Term Debt

Long-term debt is not measured at fair value on a recurring basis. Fair values for debt issues are estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.

Separate Account Liabilities

Separate account liabilities are not measured at fair value on a recurring basis. Fair values of separate account liabilities, excluding insurance-related elements, are estimated based on market assumptions around what a potential acquirer would pay for the associated block of business, including both the separate account assets and liabilities. As the applicable separate account assets are already reflected at fair value, any adjustment to the fair value of the block is an assumed adjustment to the separate account liabilities. To compute fair value, the separate account liabilities are originally set to equal separate account assets because these are pass-through contracts. The separate account liabilities are reduced by the amount of future fees expected to be collected that are intended to offset upfront acquisition costs already incurred that a potential acquirer would not have to pay. The estimated future fees are adjusted by an adverse deviation discount and the amount is then discounted at a risk-free rate as measured by the yield on U.S. Treasury securities at maturities aligned with the estimated timing of fee collection.

Bank Deposits

Bank deposits are not measured at fair value on a recurring basis. The fair value of deposits of our Principal Bank subsidiary with no stated maturity, such as demand deposits, savings, and interest-bearing demand accounts, is equal to the amount payable on demand (i.e., their carrying amounts). The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Other Liabilities

Certain obligations reported in other liabilities include embedded derivatives to deliver underlying securities of structured investments to third parties. The fair value of the embedded derivatives is calculated based on the value of the underlying securities. We have had an embedded derivative in which the fair value of the underlying securities was obtained from a third party pricing vendor and was reflected in Level 2. We also have an embedded derivative in which the fair value of the underlying securities is calculated utilizing the yield, credit quality and average maturity of each security, which is reflected in Level 3.

Additionally, obligations of consolidated VIEs for which the fair value option was elected are included in other liabilities. These obligations are valued either based on prices obtained from third party pricing vendors as utilized and described in our discussion of how fair value is determined for fixed maturities, which are reflected in Level 2, or broker quotes, which are reflected in Level 3.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of March 31, 2010
	Assets / (liabilities) measured at fair	Fair value hierarchy level
	value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale
U.S. government and agencies	$576.0	$28.8	$547.2	$—
Non-U.S. governments	872.1	—	847.6	24.5
States and political subdivisions	2,240.2	—	2,240.2	—
Corporate	34,028.6	98.2	33,213.9	716.5
Residential mortgage-backed securities	3,030.5	—	3,030.5	—
Commercial mortgage-backed securities	3,782.1	—	3,734.4	47.7
Collateralized debt obligations	372.6	—	98.7	273.9
Other debt obligations	2,863.3	—	2,751.2	112.1
Total fixed maturities, available-for-sale	47,765.4	127.0	46,463.7	1,174.7
Fixed maturities, trading	1,359.4	201.0	890.9	267.5
Equity securities, available-for-sale	181.9	136.7	2.3	42.9
Equity securities, trading	235.4	143.1	92.3	—
Derivative assets (1)	1,178.7	—	1,135.9	42.8
Other investments (2)	193.9	15.7	60.9	117.3
Cash equivalents (3)	852.4	85.6	766.8	—
Sub-total excluding separate account assets	51,767.1	709.1	49,412.8	1,645.2

Separate account assets	65,245.7	46,776.8	14,400.2	4,068.7
Total assets	$117,012.8	$47,485.9	$63,813.0	$5,713.9

Liabilities
Investment-type insurance contracts (4)	$(8.5)	$—	$—	$(8.5)
Derivative liabilities (1)	(1,188.2)	—	(979.1)	(209.1)
Other liabilities (4)	(246.0)	—	(102.5)	(143.5)
Total liabilities	$(1,442.7)	$—	$(1,081.6)	$(361.1)

Net assets (liabilities)	$115,570.1	$47,485.9	$62,731.4	$5,352.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

	As of December 31, 2009
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

(1)          Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. Refer to Note 4, Derivative Financial Instruments, for further information on fair value by class of derivative instruments. Our derivatives are primarily Level 2, with the exception of some credit default swaps and other swaps that are Level 3.

(2)          Primarily includes seed money investments and, beginning in 2010, commercial mortgage loans of consolidated VIEs reported at fair value.

(3)          Includes short-term investments with a maturity date of three months or less when purchased.

(4)          Includes bifurcated embedded derivatives that are reported at fair value within the same line item in the consolidated statements of financial position in which the host contract is reported and, beginning in 2010, other liabilities include obligations of consolidated VIEs reported at fair value.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

Changes in Level 3 fair value measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended March 31, 2010						Changes in
	Beginning asset / (liability)	Total realized/unrealized gains (losses)		Purchases, sales,		Ending asset / (liability)	unrealized gains (losses) included in
	balance as of December 31, 2009	Included in net income (1)	Included in other comprehensive income	issuances and settlements (3)	Transfers in (out) of Level 3	balance as of March 31, 2010	net income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$16.1	$—	$0.1	$8.3	$—	$24.5	$—
State and political subdivisions	11.5	—	—	—	(11.5)	—	—
Corporate	737.3	4.4	7.8	(70.2)	37.2	716.5	1.5
Commercial mortgage-backed securities	34.3	—	0.5	12.9	—	47.7	—
Collateralized debt obligations	296.8	(11.6)	22.4	(11.6)	(22.1)	273.9	(6.4)
Other debt obligations	76.6	—	1.0	34.5	—	112.1	—
Total fixed maturities, available-for-sale	1,172.6	(7.2)	31.8	(26.1)	3.6	1,174.7	(4.9)
Fixed maturities, trading	63.5	7.3	—	196.7	—	267.5	7.3
Equity securities, available-for-sale	71.7	2.8	(6.7)	(23.3)	(1.6)	42.9	2.8
Derivative assets	54.4	(9.0)	—	(2.6)	—	42.8	(7.9)
Other investments	—	3.7	—	113.6	—	117.3	3.7
Separate account assets	4,120.7	(22.3)	(0.2)	(22.0)	(7.5)	4,068.7	(19.6)

Liabilities
Investment-type insurance contracts	(23.6)	8.0	—	7.1	—	(8.5)	8.1
Derivative liabilities	(93.7)	4.5	(0.8)	(119.1)	—	(209.1)	2.7
Other liabilities (2)	(89.1)	0.4	(19.8)	(35.0)	—	(143.5)	0.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

	For the three months ended March 31, 2009						Changes in
	Beginning asset / (liability)	Total realized/unrealized gains (losses)		Purchases,		Ending asset / (liability)	unrealized gains (losses) included in
	balance as of December 31, 2008	Included in net income (1)	Included in other comprehensive income	sales, issuances and settlements	Transfers in (out) of Level 3	balance as of March 31, 2009	net income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$45.3	$0.3	$(1.2)	$3.9	$—	$48.3	$0.3
Corporate	750.9	(22.6)	(17.1)	(25.7)	53.7	739.2	(21.2)
Commercial mortgage-backed securities	58.0	—	(4.3)	(2.9)	(3.1)	47.7	—
Collateralized debt obligations	236.8	(27.7)	5.6	(2.1)	(7.9)	204.7	(27.5)
Other debt obligations	82.0	—	0.6	8.1	(24.6)	66.1	—
Total fixed maturities, available-for-sale	1,173.0	(50.0)	(16.4)	(18.7)	18.1	1,106.0	(48.4)
Fixed maturities, trading	60.7	(1.4)	—	—	(1.0)	58.3	(1.4)
Equity securities, available-for-sale	56.2	6.2	(22.2)	(7.8)	—	32.4	—
Derivative assets	100.7	(10.8)	(0.1)	0.3	—	90.1	(9.2)
Separate account assets	6,042.3	(575.6)	—	(55.0)	(2.8)	5,408.9	(574.7)

Liabilities
Investment-type insurance contracts	(60.2)	3.9	—	5.6	—	(50.7)	4.0
Derivative liabilities	(266.9)	(8.2)	3.4	—	—	(271.7)	(8.2)
Other liabilities (2)	(103.8)	—	63.4	(4.6)	—	(45.0)	—

(1)          Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses) within the consolidated statements of operations. Realized and unrealized gains (losses) on certain fixed maturities, trading and certain derivatives used in relation to certain trading portfolios are reported in net investment income within the consolidated statements of operations. Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities.

(2)          Certain embedded derivatives reported in other liabilities are part of a cash flow hedge, with the effective portion of the unrealized gains (losses) recorded in accumulated other comprehensive income.

(3)          As a result of our implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010, certain previously unconsolidated VIEs were consolidated and certain previously consolidated VIEs were deconsolidated.  The fair value of the Level 3 assets and liabilities of the newly consolidated and deconsolidated VIEs is primarily included in fixed maturities, trading, other investments, derivative liabilities and other liabilities.

Transfers

Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

Assets transferred into Level 3 during the three months ended March 31, 2010 and 2009, were $90.0 million and $99.3 million, respectively. The majority of assets transferred into Level 3 include assets added to our “watch list” that were previously priced using a matrix pricing valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three months ended March 31, 2010 and 2009, were $95.5 million and $85.0 million, respectively. The majority of assets that transferred out of Level 3 include those for which we are now able to obtain pricing from a recognized third party pricing vendor.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

Significant transfers into and out of Level 2 during the three months ended March 31, 2010, primarily include those that transferred out of and into Level 3, respectively. Additionally, $3,266.1 million of separate account assets were transferred out of Level 2 into Level 1 during the three months ended March 31, 2010. This transfer was related to foreign equity securities that were valued at the local close price of the exchange where the assets traded as of March 31, 2010. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices. As of December 31, 2009, we used the adjusted prices provided by the third party pricing vendor, which was reflected in Level 2.

Significant transfers into Level 1 during the three months ended March 31, 2010, include the separate account assets transferred out of Level 2. We did not have any significant transfers out of Level 1 during the three months ended March 31, 2010.

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2010, certain mortgage loans had been impaired or written down to fair value of $77.4 million. The impairments resulted in a loss of $8.5 million for the three months ended March 31, 2010, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values.

During the three months ended March 31, 2010, real estate with an aggregate cost of $1.0 million had been written down to fair value of $0.8 million. This write down resulted in a loss of $0.2 million for the three months ended March 31, 2010, that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of real estate is estimated using appraised values that involve significant unobservable inputs.

During the three months ended March 31, 2009, mortgage loans with an aggregate cost of $11.9 million had been impaired to fair value of $11.0 million. This impairment resulted in a loss of $0.9 million for the three months ended March 31, 2009, that was recorded in net realized capital gains (losses) as a part of the mortgage loan valuation allowance. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values.

Fair value option

As a result of our implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010, we elected fair value accounting for certain assets and liabilities of newly consolidated VIEs for which it was not practicable for us to determine the carrying value. The fair value option was elected for commercial mortgage loans reported with other investments and obligations reported with other liabilities in the consolidated statements of financial position. The changes in fair value of these items are reported in net realized capital gains (losses) on the consolidated statements of operations.

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $117.3 million and $135.6 million, respectively, as of March 31, 2010. The change in fair value of the loans resulted in a $3.7 million pre-tax gain, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. For the three months ended March 31, 2010, we recorded $2.8 million of interest income on these commercial mortgage loans.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $132.4 million and $227.4 million, respectively, as of March 31, 2010. The change in fair value of the obligations resulted in a $3.0 million pre-tax loss for the three months ended March 31, 2010, which includes a $0.4 million pre-tax loss related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $2.3 million for the three months ended March 31, 2010.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
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

Management uses segment operating earnings in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized capital gains (losses), as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized capital gains (losses), as adjusted, are net of income taxes, related changes in the amortization pattern of DPAC and sales inducements, recognition of deferred front-end fee revenues for sales charges on retirement products and services, net realized capital gains and losses distributed, noncontrolling interest capital gains and losses and certain market value adjustments to fee revenues. Net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on derivative instruments not designated as hedging instruments and exclude certain market value adjustments of embedded derivatives. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on derivatives not designated as hedging instruments), including their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues and revenue from our terminated commercial mortgage securities issuance operation. Segment operating revenues include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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
March 31, 2010
(Unaudited)

10. Segment Information — (continued)

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2010	December 31, 2009
	(in millions)
Assets:
U.S. Asset Accumulation	$109,146.0	$106,881.9
Global Asset Management	1,227.2	1,276.7
International Asset Management and Accumulation	10,913.0	10,301.7
Life and Health Insurance	16,001.3	15,629.0
Corporate	3,549.2	3,670.1
Total consolidated assets	$140,836.7	$137,759.4

	For the three months ended March 31,
	2010	2009
	(in millions)
Operating revenues by segment:
U.S. Asset Accumulation	$1,012.7	$1,007.5
Global Asset Management	113.8	104.4
International Asset Management and Accumulation	181.1	64.0
Life and Health Insurance	1,057.9	1,131.0
Corporate	(31.7)	(45.7)
Total segment operating revenues	2,333.8	2,261.2
Net realized capital losses (except periodic settlements and accruals on derivatives not designated as hedging instruments), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(69.8)	(72.5)
Terminated commercial mortgage securities issuance operation	—	(0.1)
Total revenues per consolidated statements of operations	$2,264.0	$2,188.6
Operating earnings (losses) by segment, net of related income taxes:
U.S. Asset Accumulation	$157.0	$93.1
Global Asset Management	12.0	6.8
International Asset Management and Accumulation	37.9	17.0
Life and Health Insurance	69.8	71.8
Corporate	(21.1)	(24.7)
Total segment operating earnings, net of related income taxes	255.6	164.0
Net realized capital losses, as adjusted (1)	(57.0)	(50.9)
Other after-tax adjustments (2)	(7.8)	(0.3)
Net income available to common stockholders per consolidated statements of operations	$190.8	$112.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

10. Segment Information — (continued)

(1)          Net realized capital losses, as adjusted, is derived as follows:

	For the three months ended March 31,
	2010	2009
	(in millions)

Net realized capital losses	$(45.5)	$(63.3)
Periodic settlements and accruals on derivatives not designated as hedging instruments	(24.7)	(7.7)
Certain market value adjustments to fee revenues	—	(1.5)
Recognition of front-end fee revenues	0.4	—
Net realized capital losses, net of related revenue adjustments	(69.8)	(72.5)
Amortization of deferred policy acquisition and sales inducement costs	(14.8)	(24.8)
Capital (gains) losses distributed	(2.0)	6.7
Certain market value adjustments of embedded derivatives	2.2	4.0
Noncontrolling interest capital gains	(4.0)	(1.1)
Income tax effect	31.4	36.8
Net realized capital losses, as adjusted	$(57.0)	$(50.9)

(2)          For the three months ended March 31, 2010, other after-tax adjustments included the negative effect resulting from the tax impact of healthcare reform, which eliminates the tax deductibility of retiree prescription drug expenses related to our employees incurred after 2012.

For the three months ended March 31, 2009, other after-tax adjustments included the negative effect of losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

10. Segment Information — (continued)

The following table summarizes operating revenues for our products and services:

	For the three months ended March 31,
	2010	2009
	(in millions)
U.S. Asset Accumulation:
Full service accumulation	$330.3	$304.5
Principal Funds	123.4	118.7
Individual annuities	251.1	240.9
Bank and trust services	23.1	18.3
Eliminations	(25.6)	(36.6)
Total Accumulation	702.3	645.8
Investment only	175.5	217.8
Full service payout	134.9	143.9
Total Guaranteed	310.4	361.7
Total U.S. Asset Accumulation	1,012.7	1,007.5
Global Asset Management (1)	113.8	104.4
International Asset Management and Accumulation	181.1	64.0
Life and Health Insurance:
Individual life insurance	345.0	334.9
Health insurance	366.2	429.8
Specialty benefits insurance	347.1	366.8
Eliminations	(0.4)	(0.5)
Total Life and Health Insurance	1,057.9	1,131.0
Corporate	(31.7)	(45.7)
Total operating revenues	$2,333.8	$2,261.2
Total operating revenues	$2,333.8	$2,261.2
Net realized capital losses (except periodic settlements and accruals on derivatives not designated as hedging instruments), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(69.8)	(72.5)
Terminated commercial mortgage securities issuance operation	—	(0.1)
Total revenues per consolidated statements of operations	$2,264.0	$2,188.6

(1)                                  Reflects inter-segment revenues of $49.8 million and $47.1 million for the three months ended March 31, 2010 and 2009, respectively. These revenues are eliminated within the Corporate segment.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

11. Stock-Based Compensation Plans

As of March 31, 2010, we have the 2010 Stock Incentive Plan (formerly known as the 2005 Stock Incentive Plan), the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan.

As of March 31, 2010, the maximum number of new shares of common stock that were available for grant under the 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 11.9 million.

The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans is as follows:

	For the three months ended March 31,
	2010	2009
	(in millions)
Compensation cost	$12.9	$13.8
Related income tax benefit	4.0	4.5
Capitalized as part of an asset	0.5	1.2

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2010 Stock Incentive Plan. Total options granted were 0.8 million for the three months ended March 31, 2010. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 2.3 percent, a weighted-average expected volatility of 66.6 percent, a weighted-average risk-free interest rate of 2.8 percent and a weighted-average expected term of 6 years. The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2010, was $11.48 per share.

As of March 31, 2010, there were $11.7 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 1.9 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2010 Stock Incentive Plan. Total performance share awards granted were 0.4 million for the three months ended March 31, 2010. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objective to be determined at the end of the performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $22.21 per common share.

As of March 31, 2010, there were $9.2 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 1.8 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2010 Stock Incentive Plan. Total restricted stock units granted were 1.1 million for the three months ended March 31, 2010. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $22.25 per common share.

As of March 31, 2010, there were $38.4 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 2.1 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

12. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended March 31,
	2010	2009
	(in millions, except per share data)
Net income	$203.6	$122.6
Subtract:
Net income attributable to noncontrolling interest	4.6	1.6
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$190.8	$112.8
Weighted-average shares outstanding
Basic	319.8	260.0
Dilutive effects:
Stock options	0.9	—
Restricted stock units	1.4	0.5
Diluted	322.1	260.5
Net income per common share:
Basic	$0.60	$0.43
Diluted	$0.59	$0.43

The calculation of diluted earnings per share for the three months ended March 31, 2010 and 2009, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
March 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$10.0	$42,611.9	$5,576.1	$(432.6)	$47,765.4
Fixed maturities, trading	490.9	452.3	416.2	—	1,359.4
Equity securities, available-for-sale	—	179.5	2.4	—	181.9
Equity securities, trading	—	0.3	235.1	—	235.4
Mortgage loans	—	9,724.3	2,263.4	(428.5)	11,559.2
Real estate	—	19.4	1,031.2	(2.1)	1,048.5
Policy loans	—	874.7	21.0	—	895.7
Investment in unconsolidated entities	9,096.2	3,395.2	3,672.0	(15,570.4)	593.0
Other investments	7.0	1,663.7	858.2	(642.6)	1,886.3
Cash and cash equivalents	283.8	491.2	1,008.2	(153.5)	1,629.7
Accrued investment income	1.4	667.1	60.3	(4.8)	724.0
Premiums due and other receivables	88.2	891.1	232.2	(20.8)	1,190.7
Deferred policy acquisition costs	—	3,308.3	245.9	—	3,554.2
Property and equipment	—	414.2	66.3	—	480.5
Goodwill	—	96.8	287.2	—	384.0
Other intangibles	—	33.3	818.6	—	851.9
Separate account assets	—	59,354.2	5,891.5	—	65,245.7
Other assets	12.8	487.2	830.6	(79.4)	1,251.2
Total assets	$9,990.3	$124,664.7	$23,516.4	$(17,334.7)	$140,836.7
Liabilities
Contractholder funds	$—	$39,573.4	$48.7	$(255.0)	$39,367.1
Future policy benefits and claims	—	15,921.3	3,338.7	(31.4)	19,228.6
Other policyholder funds	—	548.1	20.5	—	568.6
Short-term debt	—	—	131.6	—	131.6
Long-term debt	1,351.8	99.5	595.1	(468.1)	1,578.3
Income taxes currently payable	(15.0)	(222.9)	10.6	229.7	2.4
Deferred income taxes	(24.7)	(332.1)	342.3	141.1	126.6
Separate account liabilities	—	59,354.3	5,891.4	—	65,245.7
Other liabilities	122.6	2,751.7	3,805.6	(780.3)	5,899.6
Total liabilities	1,434.7	117,693.3	14,184.5	(1,164.0)	132,148.5
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,512.5	6,415.7	8,596.0	(15,011.7)	9,512.5
Retained earnings	4,340.8	1,176.1	1,034.2	(2,210.3)	4,340.8
Accumulated other comprehensive loss	(577.9)	(622.9)	(534.0)	1,156.9	(577.9)
Treasury stock, at cost	(4,724.4)	—	—	—	(4,724.4)
Total stockholders’ equity attributable to PFG	8,555.6	6,971.4	9,096.2	(16,067.6)	8,555.6
Noncontrolling interest	—	—	235.7	(103.1)	132.6
Total stockholders’ equity	8,555.6	6,971.4	9,331.9	(16,170.7)	8,688.2
Total liabilities and stockholders’ equity	$9,990.3	$124,664.7	$23,516.4	$(17,334.7)	$140,836.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$124.5	$40,928.8	$5,635.5	$(468.2)	$46,220.6
Fixed maturities, trading	348.1	461.8	222.5	—	1,032.4
Equity securities, available-for-sale	—	211.6	2.4	—	214.0
Equity securities, trading	—	0.3	221.2	—	221.5
Mortgage loans	—	9,930.7	2,344.5	(429.6)	11,845.6
Real estate	—	19.4	1,017.4	(2.2)	1,034.6
Policy loans	—	881.3	21.2	—	902.5
Investment in unconsolidated entities	8,423.1	3,337.7	3,193.6	(14,326.1)	628.3
Other investments	5.3	1,692.3	730.4	(591.0)	1,837.0
Cash and cash equivalents	304.6	1,249.2	854.3	(167.7)	2,240.4
Accrued investment income	2.0	634.6	61.2	(5.9)	691.9
Premiums due and other receivables	2.0	843.3	225.2	(5.1)	1,065.4
Deferred policy acquisition costs	—	3,454.8	226.6	—	3,681.4
Property and equipment	—	420.9	68.4	—	489.3
Goodwill	—	96.8	289.6	—	386.4
Other intangibles	—	33.7	818.0	—	851.7
Separate account assets	—	57,380.8	5,357.7	—	62,738.5
Other assets	13.0	632.3	823.3	209.3	1,677.9
Total assets	$9,222.6	$122,210.3	$22,113.0	$(15,786.5)	$137,759.4
Liabilities
Contractholder funds	$—	$40,021.7	$37.2	$(257.0)	$39,801.9
Future policy benefits and claims	—	15,954.7	3,317.1	(23.5)	19,248.3
Other policyholder funds	—	539.1	20.1	—	559.2
Short-term debt	—	—	133.7	(32.1)	101.6
Long-term debt	1,351.8	99.5	644.1	(510.8)	1,584.6
Income taxes currently payable	(14.7)	(260.6)	15.5	262.6	2.8
Deferred income taxes	(27.0)	(544.8)	298.9	393.1	120.2
Separate account liabilities	—	57,380.8	5,357.7	—	62,738.5
Other liabilities	19.0	2,671.1	3,638.2	(742.4)	5,585.9
Total liabilities	1,329.1	115,861.5	13,462.5	(910.1)	129,743.0
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,492.9	6,408.8	8,586.5	(14,995.3)	9,492.9
Retained earnings	4,160.7	1,024.3	834.0	(1,858.3)	4,160.7
Accumulated other comprehensive loss	(1,042.0)	(1,086.8)	(997.4)	2,084.2	(1,042.0)
Treasury stock, at cost	(4,722.7)	—	—	—	(4,722.7)
Total stockholders’ equity attributable to PFG	7,893.5	6,348.8	8,423.1	(14,771.9)	7,893.5
Noncontrolling interest	—	—	227.4	(104.5)	122.9
Total stockholders’ equity	7,893.5	6,348.8	8,650.5	(14,876.4)	8,016.4
Total liabilities and stockholders’ equity	$9,222.6	$122,210.3	$22,113.0	$(15,786.5)	$137,759.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$810.4	$68.5	$—	$878.9
Fees and other revenues	—	366.0	280.2	(78.6)	567.6
Net investment income	8.9	691.5	146.4	16.2	863.0
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	(15.6)	52.2	(3.6)	33.7
Total other-than-temporary impairment losses on available-for-sale securities	—	(82.3)	(2.3)	—	(84.6)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	4.4	1.0	—	5.4
Net impairment losses on available-for-sale securities	—	(77.9)	(1.3)	—	(79.2)
Net realized capital gains (losses)	0.7	(93.5)	50.9	(3.6)	(45.5)
Total revenues	9.6	1,774.4	546.0	(66.0)	2,264.0
Expenses
Benefits, claims and settlement expenses	—	1,165.1	115.5	(5.3)	1,275.3
Dividends to policyholders	—	56.5	—	—	56.5
Operating expenses	29.1	459.6	252.5	(65.3)	675.9
Total expenses	29.1	1,681.2	368.0	(70.6)	2,007.7

Income (loss) before income taxes	(19.5)	93.2	178.0	4.6	256.3

Income taxes (benefits)	(7.6)	13.3	47.0	—	52.7
Equity in the net income of subsidiaries	210.9	82.6	85.7	(379.2)	—
Net income	199.0	162.5	216.7	(374.6)	203.6
Net income attributable to noncontrolling interest	—	—	5.8	(1.2)	4.6
Net income attributable to PFG	199.0	162.5	210.9	(373.4)	199.0
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$190.8	$162.5	$210.9	$(373.4)	$190.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$901.3	$48.6	$—	$949.9
Fees and other revenues	—	304.5	258.1	(89.1)	473.5
Net investment income	—	769.2	49.0	10.3	828.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(223.2)	251.1	4.8	32.7
Total other-than-temporary impairment losses on available-for-sale securities	—	(145.2)	(1.4)	—	(146.6)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	49.6	1.0	—	50.6
Net impairment losses on available-for-sale securities	—	(95.6)	(0.4)	—	(96.0)
Net realized capital gains (losses)	—	(318.8)	250.7	4.8	(63.3)
Total revenues	—	1,656.2	606.4	(74.0)	2,188.6
Expenses
Benefits, claims and settlement expenses	—	1,285.3	25.2	(3.9)	1,306.6
Dividends to policyholders	—	63.5	—	—	63.5
Operating expenses	11.4	498.9	255.3	(77.2)	688.4
Total expenses	11.4	1,847.7	280.5	(81.1)	2,058.5

Income (loss) before income taxes	(11.4)	(191.5)	325.9	7.1	130.1

Income taxes (benefits)	(4.5)	(85.6)	97.6	—	7.5
Equity in the net income of subsidiaries	127.9	213.2	(97.1)	(244.0)	—
Net income	121.0	107.3	131.2	(236.9)	122.6
Net income attributable to noncontrolling interest	—	—	3.3	(1.7)	1.6
Net income attributable to PFG	121.0	107.3	127.9	(235.2)	121.0
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$112.8	$107.3	$127.9	$(235.2)	$112.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(141.4)	$768.2	$36.9	$(10.5)	$653.2
Investing activities
Available-for-sale securities:
Purchases	—	(2,000.0)	(204.6)	(23.9)	(2,228.5)
Sales	114.0	432.2	161.0	—	707.2
Maturities	0.7	747.5	80.3	—	828.5
Mortgage loans acquired or originated	—	(206.7)	(52.3)	39.9	(219.1)
Mortgage loans sold or repaid	—	394.5	97.9	(40.9)	451.5
Real estate acquired	—	(0.2)	(9.5)	—	(9.7)
Net purchases of property and equipment	—	(2.0)	(2.2)	—	(4.2)
Dividends received from unconsolidated entities	1.7	4.3	1.7	(7.7)	—
Net change in other investments	5.8	(16.3)	5.3	17.5	12.3
Net cash provided by (used in) investing activities	122.2	(646.7)	77.6	(15.1)	(462.0)
Financing activities
Issuance of common stock	8.3	—	—	—	8.3
Acquisition of treasury stock	(1.7)	—	—	—	(1.7)
Proceeds from financing element derivatives	—	16.6	—	—	16.6
Payments for financing element derivatives	—	(13.2)	—	—	(13.2)
Excess tax benefits from share-based payment arrangements	—	0.1	0.3	—	0.4
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	0.2	—	0.2
Principal repayments of long-term debt	—	—	(3.4)	—	(3.4)
Net proceeds from (repayments of) short-term borrowings	—	—	(0.9)	32.1	31.2
Dividends paid to parent	—	(1.7)	(6.0)	7.7	—
Investment contract deposits	—	1,040.5	10.5	—	1,051.0
Investment contract withdrawals	—	(1,920.7)	—	—	(1,920.7)
Net increase in banking operation deposits	—	—	38.7	—	38.7
Other	—	(1.1)	—	—	(1.1)
Net cash provided by (used in) financing activities	(1.6)	(879.5)	39.4	39.8	(801.9)
Net increase (decrease) in cash and cash equivalents	(20.8)	(758.0)	153.9	14.2	(610.7)

Cash and cash equivalents at beginning of period	304.6	1,249.2	854.3	(167.7)	2,240.4
Cash and cash equivalents at end of period	$283.8	$491.2	$1,008.2	$(153.5)	$1,629.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$23.4	$966.9	$(22.6)	$(17.8)	$949.9
Investing activities
Available-for-sale securities:
Purchases	—	(1,529.7)	(291.2)	49.0	(1,771.9)
Sales	—	690.5	75.3	—	765.8
Maturities	—	838.3	54.4	—	892.7
Mortgage loans acquired or originated	—	(94.4)	(12.3)	13.8	(92.9)
Mortgage loans sold or repaid	—	212.9	76.7	(6.1)	283.5
Real estate acquired	—	(0.2)	(3.5)	—	(3.7)
Real estate sold	—	—	0.4	—	0.4
Net purchases of property and equipment	—	(7.3)	(5.9)	—	(13.2)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(34.2)	—	(34.2)
Dividends received from (contributions to) unconsolidated entities	3.0	(1.7)	648.0	(649.3)	—
Net change in other investments	—	13.7	34.0	(60.8)	(13.1)
Net cash provided by investing activities	3.0	122.1	541.7	(653.4)	13.4
Financing activities
Issuance of common stock	4.0	—	—	—	4.0
Acquisition of treasury stock	(3.0)	—	—	—	(3.0)
Proceeds from financing element derivatives	—	36.8	—	—	36.8
Payments for financing element derivatives	—	(25.0)	—	—	(25.0)
Excess tax benefits from share-based payment arrangements	—	—	0.1	—	0.1
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	5.9	(5.9)	—
Principal repayments of long-term debt	—	—	(4.9)	—	(4.9)
Net proceeds from short-term borrowings	—	—	27.7	—	27.7
Dividends paid to parent	—	(648.0)	(1.3)	649.3	—
Investment contract deposits	—	1,886.2	—	—	1,886.2
Investment contract withdrawals	—	(2,819.4)	—	—	(2,819.4)
Net increase in banking operation deposits	—	—	35.5	—	35.5
Other	—	(1.5)	—	—	(1.5)
Net cash provided by (used in) financing activities	(7.2)	(1,570.9)	63.0	643.4	(871.7)
Net increase (decrease) in cash and cash equivalents	19.2	(481.9)	582.1	(27.8)	91.6

Cash and cash equivalents at beginning of period	(2.0)	1,598.6	1,192.3	(180.9)	2,608.0
Cash and cash equivalents at end of period	$17.2	$1,116.7	$1,774.4	$(208.7)	$2,699.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
March 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$10.0	$—	$47,755.4	$—	$47,765.4
Fixed maturities, trading	490.9	—	868.5	—	1,359.4
Equity securities, available-for-sale	—	—	181.9	—	181.9
Equity securities, trading	—	—	235.4	—	235.4
Mortgage loans	—	—	11,559.2	—	11,559.2
Real estate	—	—	1,048.5	—	1,048.5
Policy loans	—	—	895.7	—	895.7
Investment in unconsolidated entities	9,096.2	9,122.9	592.8	(18,218.9)	593.0
Other investments	7.0	48.2	1,831.2	(0.1)	1,886.3
Cash and cash equivalents	283.8	605.8	1,670.3	(930.2)	1,629.7
Accrued investment income	1.4	—	722.6	—	724.0
Premiums due and other receivables	88.2	—	1,101.5	1.0	1,190.7
Deferred policy acquisition costs	—	—	3,554.2	—	3,554.2
Property and equipment	—	—	480.5	—	480.5
Goodwill	—	—	384.0	—	384.0
Other intangibles	—	—	851.9	—	851.9
Separate account assets	—	—	65,245.7	—	65,245.7
Other assets	12.8	9.4	1,221.2	7.8	1,251.2
Total assets	$9,990.3	$9,786.3	$140,200.5	$(19,140.4)	$140,836.7
Liabilities
Contractholder funds	$—	$—	$39,367.1	$—	$39,367.1
Future policy benefits and claims	—	—	19,228.6	—	19,228.6
Other policyholder funds	—	—	568.6	—	568.6
Short-term debt	—	73.0	386.0	(327.4)	131.6
Long-term debt	1,351.8	—	226.5	—	1,578.3
Income taxes currently payable	(15.0)	(6.9)	8.8	15.5	2.4
Deferred income taxes	(24.7)	(4.6)	161.1	(5.2)	126.6
Separate account liabilities	—	—	65,245.7	—	65,245.7
Other liabilities	122.6	628.6	5,752.6	(604.2)	5,899.6
Total liabilities	1,434.7	690.1	130,945.0	(921.3)	132,148.5
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,512.5	8,596.0	7,967.8	(16,563.8)	9,512.5
Retained earnings	4,340.8	1,034.2	1,658.5	(2,692.7)	4,340.8
Accumulated other comprehensive loss	(577.9)	(534.0)	(519.2)	1,053.2	(577.9)
Treasury stock, at cost	(4,724.4)	—	(2.0)	2.0	(4,724.4)
Total stockholders’ equity attributable to PFG	8,555.6	9,096.2	9,122.9	(18,219.1)	8,555.6
Noncontrolling interest	—	—	132.6	—	132.6
Total stockholders’ equity	8,555.6	9,096.2	9,255.5	(18,219.1)	8,688.2
Total liabilities and stockholders’ equity	$9,990.3	$9,786.3	$140,200.5	$(19,140.4)	$140,836.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$124.5	$—	$46,096.1	$—	$46,220.6
Fixed maturities, trading	348.1	—	684.3	—	1,032.4
Equity securities, available-for-sale	—	—	214.0	—	214.0
Equity securities, trading	—	—	221.5	—	221.5
Mortgage loans	—	—	11,845.6	—	11,845.6
Real estate	—	—	1,034.6	—	1,034.6
Policy loans	—	—	902.5	—	902.5
Investment in unconsolidated entities	8,423.1	8,468.4	628.1	(16,891.3)	628.3
Other investments	5.3	49.4	1,782.4	(0.1)	1,837.0
Cash and cash equivalents	304.6	534.4	2,256.8	(855.4)	2,240.4
Accrued investment income	2.0	—	689.9	—	691.9
Premiums due and other receivables	2.0	—	1,062.5	0.9	1,065.4
Deferred policy acquisition costs	—	—	3,681.4	—	3,681.4
Property and equipment	—	—	489.3	—	489.3
Goodwill	—	—	386.4	—	386.4
Other intangibles	—	—	851.7	—	851.7
Separate account assets	—	—	62,738.5	—	62,738.5
Other assets	13.0	9.4	1,644.0	11.5	1,677.9
Total assets	$9,222.6	$9,061.6	$137,209.6	$(17,734.4)	$137,759.4
Liabilities
Contractholder funds	$—	$—	$39,801.9	$—	$39,801.9
Future policy benefits and claims	—	—	19,248.3	—	19,248.3
Other policyholder funds	—	—	559.2	—	559.2
Short-term debt	—	75.0	338.7	(312.1)	101.6
Long-term debt	1,351.8	—	232.8	—	1,584.6
Income taxes currently payable	(14.7)	(5.4)	9.1	13.8	2.8
Deferred income taxes	(27.0)	(4.2)	149.6	1.8	120.2
Separate account liabilities	—	—	62,738.5	—	62,738.5
Other liabilities	19.0	573.1	5,540.2	(546.4)	5,585.9
Total liabilities	1,329.1	638.5	128,618.3	(842.9)	129,743.0
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,492.9	8,586.5	7,965.8	(16,552.3)	9,492.9
Retained earnings	4,160.7	834.0	1,468.3	(2,302.3)	4,160.7
Accumulated other comprehensive loss	(1,042.0)	(997.4)	(981.5)	1,978.9	(1,042.0)
Treasury stock, at cost	(4,722.7)	—	(2.0)	2.0	(4,722.7)
Total stockholders’ equity attributable to PFG	7,893.5	8,423.1	8,468.4	(16,891.5)	7,893.5
Noncontrolling interest	—	—	122.9	—	122.9
Total stockholders’ equity	7,893.5	8,423.1	8,591.3	(16,891.5)	8,016.4
Total liabilities and stockholders’ equity	$9,222.6	$9,061.6	$137,209.6	$(17,734.4)	$137,759.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$878.9	$—	$878.9
Fees and other revenues	—	—	571.1	(3.5)	567.6
Net investment income (loss)	8.9	(1.1)	855.0	0.2	863.0
Net realized capital gains, excluding impairment losses on available-for-sale securities	0.7	—	33.0	—	33.7
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(84.6)	—	(84.6)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	5.4	—	5.4
Net impairment losses on available-for-sale securities	—	—	(79.2)	—	(79.2)
Net realized capital gains (losses)	0.7	—	(46.2)	—	(45.5)
Total revenues	9.6	(1.1)	2,258.8	(3.3)	2,264.0
Expenses
Benefits, claims and settlement expenses	—	—	1,275.3	—	1,275.3
Dividends to policyholders	—	—	56.5	—	56.5
Operating expenses	29.1	0.5	649.6	(3.3)	675.9
Total expenses	29.1	0.5	1,981.4	(3.3)	2,007.7

Income (loss) before income taxes	(19.5)	(1.6)	277.4	—	256.3

Income taxes (benefits)	(7.6)	(2.8)	63.1	—	52.7
Equity in the net income of subsidiaries	210.9	209.7	—	(420.6)	—
Net income	199.0	210.9	214.3	(420.6)	203.6
Net income attributable to noncontrolling interest	—	—	4.6	—	4.6
Net income attributable to PFG	199.0	210.9	209.7	(420.6)	199.0
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$190.8	$210.9	$209.7	$(420.6)	$190.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$949.9	$—	$949.9
Fees and other revenues	—	—	476.6	(3.1)	473.5
Net investment income (loss)	—	(0.5)	829.0	—	828.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(0.2)	32.9	—	32.7
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(146.6)	—	(146.6)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	50.6	—	50.6
Net impairment losses on available-for-sale securities	—	—	(96.0)	—	(96.0)
Net realized capital losses	—	(0.2)	(63.1)	—	(63.3)
Total revenues	—	(0.7)	2,192.4	(3.1)	2,188.6
Expenses
Benefits, claims and settlement expenses	—	—	1,306.6	—	1,306.6
Dividends to policyholders	—	—	63.5	—	63.5
Operating expenses	11.4	11.8	668.3	(3.1)	688.4
Total expenses	11.4	11.8	2,038.4	(3.1)	2,058.5

Income (loss) before income taxes	(11.4)	(12.5)	154.0	—	130.1

Income taxes (benefits)	(4.5)	(6.5)	18.5	—	7.5
Equity in the net income of subsidiaries	127.9	133.9	—	(261.8)	—
Net income	121.0	127.9	135.5	(261.8)	122.6
Net income attributable to noncontrolling interest	—	—	1.6	—	1.6
Net income attributable to PFG	121.0	127.9	133.9	(261.8)	121.0
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$112.8	$127.9	$133.9	$(261.8)	$112.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(141.4)	$49.4	$793.1	$(47.9)	$653.2
Investing activities
Available-for-sale securities:
Purchases	—	—	(2,228.5)	—	(2,228.5)
Sales	114.0	—	593.2	—	707.2
Maturities	0.7	—	827.8	—	828.5
Mortgage loans acquired or originated	—	—	(219.1)	—	(219.1)
Mortgage loans sold or repaid	—	—	451.5	—	451.5
Real estate acquired	—	—	(9.7)	—	(9.7)
Net purchases of property and equipment	—	—	(4.2)	—	(4.2)
Dividends received from unconsolidated entities	1.7	18.7	—	(20.4)	—
Net change in other investments	5.8	7.0	11.1	(11.6)	12.3
Net cash provided by (used in) investing activities	122.2	25.7	(577.9)	(32.0)	(462.0)
Financing activities
Issuance of common stock	8.3	—	—	—	8.3
Acquisition of treasury stock	(1.7)	—	—	—	(1.7)
Proceeds from financing element derivatives	—	—	16.6	—	16.6
Payments for financing element derivatives	—	—	(13.2)	—	(13.2)
Excess tax benefits from share-based payment arrangements	—	—	0.4	—	0.4
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	0.2	—	0.2
Principal repayments of long-term debt	—	—	(3.4)	—	(3.4)
Net proceeds from (repayments of) short-term borrowings	—	(2.0)	48.5	(15.3)	31.2
Dividends paid to parent	—	(1.7)	(18.7)	20.4	—
Investment contract deposits	—	—	1,051.0	—	1,051.0
Investment contract withdrawals	—	—	(1,920.7)	—	(1,920.7)
Net increase in banking operation deposits	—	—	38.7	—	38.7
Other	—	—	(1.1)	—	(1.1)
Net cash used in financing activities	(1.6)	(3.7)	(801.7)	5.1	(801.9)
Net increase (decrease) in cash and cash equivalents	(20.8)	71.4	(586.5)	(74.8)	(610.7)
Cash and cash equivalents at beginning of period	304.6	534.4	2,256.8	(855.4)	2,240.4
Cash and cash equivalents at end of period	$283.8	$605.8	$1,670.3	$(930.2)	$1,629.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations and Other	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$23.4	$43.2	$872.4	$10.9	$949.9
Investing activities
Available-for-sale securities:
Purchases	—	(50.0)	(1,721.9)	—	(1,771.9)
Sales	—	—	765.8	—	765.8
Maturities	—	—	892.7	—	892.7
Mortgage loans acquired or originated	—	—	(92.9)	—	(92.9)
Mortgage loans sold or repaid	—	—	283.5	—	283.5
Real estate acquired	—	—	(3.7)	—	(3.7)
Real estate sold	—	—	0.4	—	0.4
Net purchases of property and equipment	—	—	(13.2)	—	(13.2)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(34.2)	—	(34.2)
Dividends received from unconsolidated entities	3.0	644.3	—	(647.3)	—
Net change in other investments	—	20.0	(13.6)	(19.5)	(13.1)
Net cash provided by investing activities	3.0	614.3	62.9	(666.8)	13.4
Financing activities
Issuance of common stock	4.0	—	—	—	4.0
Acquisition of treasury stock	(3.0)	—	—	—	(3.0)
Proceeds from financing element derivatives	—	—	36.8	—	36.8
Payments for financing element derivatives	—	—	(25.0)	—	(25.0)
Excess tax benefits from share-based payment arrangements	—	—	0.1	—	0.1
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	—	—	—
Principal repayments of long-term debt	—	—	(4.9)	—	(4.9)
Net proceeds of short-term borrowings	—	20.1	12.0	(4.4)	27.7
Dividends paid to parent	—	(3.0)	(644.3)	647.3	—
Investment contract deposits	—	—	1,886.2	—	1,886.2
Investment contract withdrawals	—	—	(2,819.4)	—	(2,819.4)
Net increase in banking operation deposits	—	—	35.5	—	35.5
Other	—	—	(1.5)	—	(1.5)
Net cash provided by (used in) financing activities	(7.2)	17.1	(1,524.5)	642.9	(871.7)
Net increase (decrease) in cash and cash equivalents	19.2	674.6	(589.2)	(13.0)	91.6
Cash and cash equivalents at beginning of period	(2.0)	546.0	2,728.5	(664.5)	2,608.0
Cash and cash equivalents at end of period	$17.2	$1,220.6	$2,139.3	$(677.5)	$2,699.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2010, compared with December 31, 2009, and our consolidated results of operations for the three months ended March 31, 2010 and 2009, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2009, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) continued difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations; (3) continued volatility or further declines in the equity markets could reduce our assets under management (“AUM”) and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period; (5) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (6) our valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition; (7) the determination of the amount of allowances and impairments taken on our investments requires estimations and assumptions which are subject to differing interpretations and could materially impact our results of operations or financial position; (8) gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income; (9) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (10) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (11) our efforts to reduce the impact of interest rate changes on our profitability and retained earnings may not be effective; (12) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (13) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (14) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (15) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (16) the pattern of amortizing our DPAC and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of the asset and the timing of our net income; (17) we may need to fund deficiencies in our Closed Block assets; (18) a pandemic, terrorist attack or other catastrophic event could adversely affect our net income; (19) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and profitability; (20) we face risks arising from acquisitions of businesses; (21) changes in laws, regulations or accounting standards may reduce our profitability; (22) a computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our profitability; (23) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (24) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (25) fluctuations in foreign currency exchange rates could reduce our profitability; (26) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests and (27) our financial results may be adversely impacted by global climate changes.

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

Recent Event

BrasilPrev Seguros e Previdencia S.A.

On April 30, 2010, we signed a definitive agreement with Banco do Brasil (“Banco”) renewing the Shareholders Agreement governing the operations of our pension joint venture, BrasilPrev Seguros e Previdencia S.A. (“BrasilPrev”). The renewal of this agreement results in BrasilPrev having, for 23 years, the exclusive right to distribute pension products within the Banco bank network and a change in economic interest whereby we and Banco will have a 25% and 75% interest, respectively. BrasilPrev will continue to be jointly managed and reported as an equity method investment in our International Asset Management and Accumulation segment.

Healthcare Reform

During the first quarter of 2010, federal legislation was enacted that reformed the healthcare system. Among the many changes, the newly enacted healthcare legislation eliminates the tax deductibility of retiree prescription drug expenses incurred after 2012, up to the Medicare Part D subsidy amount, which had been allowed to encourage employers to offer retiree drug coverage.  We recognized a $7.8 million negative impact to net income for the three months ended March 31, 2010, associated with the release of the portion of the deferred tax asset on accrued retiree prescription drug expenses related to our employees that will no longer be tax-deductible after December 31, 2012.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. Our consolidated net income was positively impacted by $7.4 million and negatively impacted by $13.2 million for the three months ended March 31, 2010 and 2009, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Stock-Based Compensation Plans.”

Defined Benefit Pension Expense

The 2010 annual pension benefit expense for substantially all of our employees and certain agents is expected to be $110.4 million pre-tax, which is a $47.2 million decrease from the 2009 pre-tax pension expense of $157.6 million. This decrease is primarily due to actual asset returns in 2009 that were greater than expected, resulting in an actuarial gain and higher than expected plan assets as of December 31, 2009. The higher asset value increased the expected return on plan assets in 2010 and the actuarial gain reduced the previous actuarial loss and its amortization in 2010.  For additional information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Employee and Agent Benefits. Approximately $27.6 million and $39.4 million of pre-tax pension expense was reflected in the determination of net income for the three months ended March 31, 2010 and 2009, respectively. In addition, approximately $27.6 million of pre-tax pension expense will be reflected in each of the following three quarters of 2010. The expected long-term return on plan assets assumption and the discount rate used to develop the 2010 expense remained at the same 8.0% and 6.0% rates, respectively, used to develop the 2009 expense.

Recent Accounting Pronouncements

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
	2010	2009	Increase (decrease)
	(in millions)
Revenues:
Premiums and other considerations	$878.9	$949.9	$(71.0)
Fees and other revenues	567.6	473.5	94.1
Net investment income	863.0	828.5	34.5
Net realized capital gains, excluding impairment losses on available-for-sale securities	33.7	32.7	1.0
Total other-than-temporary impairment losses on available-for-sale securities	(84.6)	(146.6)	62.0
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	5.4	50.6	(45.2)
Net impairment losses on available-for-sale securities	(79.2)	(96.0)	16.8
Net realized capital losses	(45.5)	(63.3)	17.8
Total revenues	2,264.0	2,188.6	75.4
Expenses:
Benefits, claims and settlement expenses	1,275.3	1,306.6	(31.3)
Dividends to policyholders	56.5	63.5	(7.0)
Operating expenses	675.9	688.4	(12.5)
Total expenses	2,007.7	2,058.5	(50.8)
Income before income taxes	256.3	130.1	126.2
Income taxes	52.7	7.5	45.2
Net income	203.6	122.6	81.0
Net income attributable to noncontrolling interest	4.6	1.6	3.0
Net income attributable to Principal Financial Group, Inc.	199.0	121.0	78.0
Preferred stock dividends	8.2	8.2	—
Net income available to common stockholders	$190.8	$112.8	$78.0

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to higher profitability in our U.S. Asset Accumulation segment as a result of lower DPAC amortization expense in our individual annuities business and higher fees in our full service accumulation and Principal Funds businesses primarily due to improving equity markets from 2009 to 2010.  In addition, net income available to common stockholders increased in our International Asset Management and Accumulation segment primarily due to the strengthening of the Latin American currencies against the U.S. dollar, higher fee revenues driven by higher AUM and higher investment returns on assets not backing segment insurance products as a result of inflation in Chile during 2010 compared to deflation in 2009.

Total Revenues

Premiums decreased $85.1 million for the Life and Health Insurance segment primarily due to a reduction in average covered members in our health and specialty benefits insurance businesses.

Fees for the U.S. Asset Accumulation segment increased $65.2 million, primarily due to higher fee income stemming from an increase in average account values as a result of improving equity markets. In addition, fees for the Life and Health Insurance segment increased $10.4 million primarily due to growth in the universal life and variable universal life insurance lines of business.  Fees for the Global Asset Management segment also increased $10.2 million due to an increase in AUM as a result of improving equity markets.

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of inflation in Chile during 2010 compared to deflation in 2009. This increase was partially offset by a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturity and equity securities, primarily due to our decision to scale back our investment only business. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain financial instruments and our decision to sell invested assets. Net realized capital losses decreased primarily due to lower impairments, net of noncredit losses recognized in other comprehensive income and recoveries from sales, on fixed maturity securities available-for-sale; higher gains on periodic settlements and accruals of derivatives not designated as hedging instruments and mark-to-market gains versus losses on equity securities classified as trading, which were partially offset by lower gains on sales of fixed maturity securities available-for-sale. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $76.6 million for the U.S. Asset Accumulation segment primarily due to a decrease in our investment only business resulting from lower variable crediting rates and a decline in average account values, which resulted from our decision to scale back this business. Benefits, claims and settlement expenses decreased $42.6 million for the Life and Health Insurance segment primarily due to a decrease in membership in our health and specialty benefits insurance businesses.  Partially offsetting these decreases was an $88.9 million increase in our International Asset Management and Accumulation segment, primarily due to higher inflation-based interest crediting rates to customers in Chile and the strengthening of the Chilean peso against the U.S. dollar.

Operating expenses decreased $34.1 million for the U.S. Asset Accumulation segment primarily due to a decline in DPAC amortization expense related to favorable true-up impacts stemming from an improvement in equity markets during the first quarter of 2010, compared to a decline in equity markets during the first quarter of 2009. Partially offsetting this decrease was a $20.4 million increase for the Corporate segment due to higher interest expense on corporate debt, which resulted from a larger long-term debt balance as well as a higher interest rate. In addition, the increase in operating expenses for the Corporate segment was due to additional amounts credited to employee accounts in a nonqualified defined contribution pension plan resulting from the increased performance in the equity markets, which is offset by a corresponding increase to total revenues.

Income Taxes

The effective income tax rates were 21% and 6% for the three months ended March 31, 2010 and 2009, respectively. The effective income tax rate for the three months ended March 31, 2010, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and taxes on our share of earnings generated from equity method investments, which are reflected in net investment income. The effective income tax rate for the three months ended March 31, 2009, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the interest exclusion from taxable income and taxes on our share of earnings generated from equity method investments, which are reflected in net investment income. The effective income tax rate increased to 21% from 6% for the three months ended March 31, 2010 and 2009, respectively, primarily due to an increase in our income before income taxes with no proportionate change in permanent tax differences.

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

The following table presents the U.S. Asset Accumulation account value rollforward for the periods indicated:

	For the three months ended March 31,
	2010	2009
	(in billions)
Account values, beginning of period	$163.9	$146.1
Net cash flow (1)	0.1	2.0
Credited investment performance	5.2	(6.1)
Other	(0.4)	(0.3)
Account values, end of period	$168.8	$141.7

(1)          Includes net cash flow of $(0.7) billion and $(1.5) billion for the three months ended March 31, 2010 and 2009, respectively, resulting from the decision to scale back our investment only business.

The following table presents certain summary financial data relating to the U.S. Asset Accumulation segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2010	2009	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$64.9	$69.0	$(4.1)
Fees and other revenues	341.6	277.9	63.7
Net investment income	606.2	660.6	(54.4)
Total operating revenues	1,012.7	1,007.5	5.2
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	514.0	590.1	(76.1)
Operating expenses	297.4	312.7	(15.3)
Total expenses	811.4	902.8	(91.4)
Operating earnings before income taxes	201.3	104.7	96.6
Income taxes	44.3	11.6	32.7
Operating earnings	$157.0	$93.1	$63.9

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Operating Earnings

Operating earnings increased $25.5 million in our individual annuities business primarily due to a decrease in DPAC amortization expense resulting from an improvement in the equity markets during the first quarter of 2010, compared to a decline in the equity markets during the first quarter of 2009. In addition, operating earnings increased $25.2 million and $8.4 million in our full service accumulation and Principal Funds businesses, respectively, primarily due to higher fees stemming from an increase in average account values, which resulted from an increase in equity markets from 2009 to 2010.

Operating Revenues

Premiums decreased $4.3 million in our full service payout business primarily due to a decrease in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.

Fees increased $38.3 million in our full service accumulation business primarily due to higher fee income stemming from an increase in average account values as a result of the improving equity markets from 2009 to 2010. In addition, fees increased $15.9 million in our Principal Funds business primarily due to an increase in distribution income and management fee income stemming from an increase in average account values, which resulted from an improvement in the equity markets from 2009 to 2010.

Net investment income decreased primarily due to a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturity and equity securities, primarily resulting from our decision to scale back our investment only business.

Total Expenses

Benefits, claims and settlement expenses decreased $42.1 million in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back this business. In addition, benefits, claims and settlement expenses decreased $15.1 million in our full service accumulation business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates. Furthermore, benefits, claims and settlement expenses decreased $10.8 million in our individual annuities business primarily due to a decrease in variable annuities guaranteed minimum death benefit reserves and lower sales inducement amortization expense, which resulted from an improvement in the equity markets during the first quarter of 2010, compared to a decline in the equity markets during the first quarter of 2009.

Operating expenses in our individual annuities business decreased $16.1 million primarily due to a decrease in DPAC amortization expense related to favorable true-up impacts stemming from an improvement in equity markets during the first quarter of 2010, compared to a decline in equity markets during the first quarter of 2009.

Income Taxes

The effective income tax rates for the segment were 22% and 11% for the three months ended March 31, 2010 and 2009, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income. The effective income tax rate increased to 22% from 11% for the three months ended March 31, 2010 and 2009, respectively, primarily due to an increase in our operating earnings before income taxes with no proportionate change in permanent tax differences.

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

The following table provides the AUM rollforward for assets managed by Global Asset Management for the periods indicated:

	For the three months ended March 31,
	2010	2009
	(in billions)
AUM, beginning of period	$205.3	$190.0
Net cash flow (1)	(1.9)	1.0
Investment performance	6.9	(5.7)
Operations disposed (2)	—	(3.8)
Other	1.2	(1.0)
AUM, end of period	$211.5	$180.5

(1)             Includes net cash flow of $(0.7) billion and ($1.5) billion for the three months ended March 31, 2010 and 2009, respectively, resulting from the U.S. Asset Accumulation segment’s decision to scale back its investment only business.

(2)             Includes disposition of certain asset management contracts within Post Advisory Group, LLC.

The following table presents certain summary financial data relating to the Global Asset Management segment for the periods indicated:

	For the three months ended March 31,
	2010	2009	Increase (decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$110.3	$100.6	$9.7
Net investment income	3.5	3.8	(0.3)
Total operating revenues	113.8	104.4	9.4
Expenses:
Total expenses	93.9	93.4	0.5
Operating earnings before income taxes and noncontrolling interest	19.9	11.0	8.9
Income taxes	7.4	3.7	3.7
Operating earnings attributable to noncontrolling interest	0.5	0.5	—
Operating earnings	$12.0	$6.8	$5.2

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Operating Earnings

Operating earnings increased primarily due to higher fee revenues driven by an increase in AUM, which resulted from improving equity markets in 2010.

Income Taxes

The effective income tax rates for the segment were 37% and 34% for the three months ended March 31, 2010 and 2009, respectively. The effective income tax rate for the three months ended March 31, 2010, was higher than the U.S. statutory rate, primarily due to an increase in state income tax expense. The effective income tax rate for the three months ended March 31, 2009, was lower than the U.S. statutory rate, primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding income taxes reported by us as the controlling interest. The effective income tax rate increased to 37% from 34% for the three months ended March 31, 2010 and 2009, respectively, due to an increase in state income tax expense, income tax expense on stock compensation and an increase in operating earnings before income taxes with no proportionate change in permanent tax differences.

International Asset Management and Accumulation Segment

International Asset Management and Accumulation Segment Summary Financial Data

AUM is a key indicator of earnings growth for the segment, as AUM is the base by which we can generate local currency profits. Net cash flow and market performance are the two main drivers of local currency AUM growth. Net cash flow reflects our ability to attract and retain client deposits. Market performance reflects the investment returns on our underlying AUM. The percentage growth or decline in the earnings of our International Asset Management and Accumulation segment will generally track with the percentage growth or decline in AUM. This trend may vary due to changes in business and/or product mix. Our financial results are also impacted by fluctuations of foreign currency to U.S. dollar exchange rates for the countries in which we have business. AUM of our foreign subsidiaries is translated into U.S. dollar equivalents at the end of the reporting period using the spot foreign exchange rates.  Revenues and expenses for our foreign subsidiaries are translated into U.S. dollar equivalents at the average foreign exchange rate for the reporting period.

The following table presents the International Asset Management and Accumulation AUM rollforward for the periods indicated:

	For the three months ended March 31,
	2010	2009
	(in billions)
AUM, beginning of period	$34.6	$23.1
Net cash flow	0.4	0.5
Investment performance	0.8	0.4
Effect of exchange rates	—	(0.4)
Other	(0.1)	(0.1)
AUM, end of period	$35.7	$23.5

The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the periods indicated:

	For the three months ended March 31,
	2010	2009	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$59.1	$41.2	$17.9
Fees and other revenues	32.7	24.1	8.6
Net investment income (loss)	89.3	(1.3)	90.6
Total operating revenues	181.1	64.0	117.1
Expenses:
Benefits, claims and settlement expenses	110.4	21.7	88.7
Operating expenses	32.1	22.2	9.9
Total expenses	142.5	43.9	98.6
Operating earnings before income taxes and noncontrolling interest	38.6	20.1	18.5
Income taxes	0.5	3.1	(2.6)
Operating earnings attributable to noncontrolling interest	0.2	—	0.2
Operating earnings	$37.9	$17.0	$20.9

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Operating Earnings

Operating earnings increased primarily due to the strengthening of the Latin American currencies against the U.S. dollar, higher fee revenues driven by higher AUM and higher investment returns on assets not backing segment insurance products as a result of inflation in Chile during 2010 compared to deflation in 2009.

Operating Revenues

Premiums in Chile increased $17.9 million primarily due to higher sales of single premium annuities with life contingencies and the strengthening of the Chilean peso against the U.S. dollar.

Fees and other revenues in Mexico and Chile collectively increased $5.6 million primarily due to higher investment management fees driven by higher AUM and the strengthening of the Latin American currencies against the U.S. dollar. In addition, fees and other revenues in Hong Kong increased $1.8 million primarily due to higher investment management fees driven by higher AUM.

Net investment income in Chile increased $75.9 million primarily due to higher inflation-based investment returns on average invested assets and cash as a result of inflation in 2010 compared to deflation in 2009 and the strengthening of the Chilean peso against the U.S. dollar.

Total Expenses

Benefits, claims and settlement expenses increased $84.8 million in Chile, primarily due to higher inflation-based interest crediting rates to customers and the strengthening of the Chilean peso against the U.S. dollar.

Operating expenses increased primarily due to higher present value of future profits and DPAC amortization resulting from net unlocking and true-up adjustments in Mexico, the strengthening of the Latin American currencies against the U.S. dollar and higher incentive compensation.

Income Taxes

The effective income tax rates for this segment were 1% and 15% for the three months ended March 31, 2010 and 2009, respectively. The effective income tax rate for the three months ended March 31, 2010, was lower than the U.S. statutory rate, primarily as a result of taxes on our share of earnings generated from equity method investments being reflected in net investment income and lower tax rates of foreign jurisdictions. The effective income tax rate for the three months ended March 31, 2009, was lower than the U.S. statutory rate, primarily as a result of taxes on our share of earnings generated from equity method investments being reflected in net investment income.

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

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated:

	For the three months ended March 31,
	2010	2009
	(in millions)
Universal and variable universal life insurance fee revenue	$96.5	$80.4
Traditional life insurance premiums	130.0	140.4

Health Insurance Trends

We have experienced lower premium revenue as increases in premium per member have been more than offset by a decrease in average covered medical members.

Our health insurance premium and fees were as follows for the periods indicated:

	For the three months ended March 31,
	2010	2009
	(in millions)
Premium and fees:
Group medical insurance	$330.4	$388.8
Fee-for-service	30.1	34.6

Specialty Benefits Insurance Trends

Premium and fees for our specialty benefits’ group products decreased due to lapses outpacing sales, as well as the economic impact on employment levels of our existing employer customers.  Individual disability, however, was up slightly due to strong sales and stable lapses.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated:

	For the three months ended March 31,
	2010	2009
	(in millions)
Premium and fees:
Group dental and vision insurance	$127.8	$136.7
Group life insurance	79.2	83.5
Group disability insurance	65.1	74.3
Individual disability insurance	47.5	44.4

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

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

	For the three months ended March 31,
	2010	2009	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$753.0	$838.1	$(85.1)
Fees and other revenues	137.3	127.3	10.0
Net investment income	167.6	165.6	2.0
Total operating revenues	1,057.9	1,131.0	(73.1)
Expenses:
Benefits, claims and settlement expenses	654.3	699.8	(45.5)
Dividends to policyholders	56.1	62.4	(6.3)
Operating expenses	243.4	261.5	(18.1)
Total expenses	953.8	1,023.7	(69.9)
Operating earnings before income taxes	104.1	107.3	(3.2)
Income taxes	34.3	35.5	(1.2)
Operating earnings	$69.8	$71.8	$(2.0)

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Operating Earnings

Operating earnings in our health insurance business decreased $6.2 million primarily due to a decrease in average covered medical members and higher claim costs per member resulting from less favorable development of prior period claims. In addition, operating earnings in our specialty benefits insurance business decreased $3.5 million due to an increase in claims and adverse impacts of the economic environment on premium growth, offset partially by a decrease in expenses. Partially offsetting the decreases in operating earnings was a $7.7 million increase in our individual life insurance business due to growth in fee revenues, improved interest margins and continued expense management.

Operating Revenues

Premiums decreased $58.6 million in our health insurance business as increases in premium per member were more than offset by a reduction in average covered medical members due to lapses and declining employment levels of our existing customers. Premiums decreased $18.5 million in our specialty benefits insurance business as growth in the individual disability business was more than offset by a decline in our group products’ premiums driven by lapses outpacing sales and a decline in employment levels of our existing employer customers.

Fees and other revenues increased $14.8 million in our individual life insurance business primarily due to growth in the universal life and variable universal life insurance lines of business. Fees and other revenues decreased $4.1 million in our health insurance business, as increases in fees per member were more than offset by a decrease in average fee-for-service medical members.

Total Expenses

Benefits, claims and settlement expenses decreased $39.0 million in our health insurance business due to a decrease in average covered medical members partially offset by higher claim costs per member.

Operating expenses decreased $15.1 million and $8.8 million in our health and specialty benefits insurance businesses, respectively, primarily due to actively managing expenses to align with a decline in membership and lower employee defined benefit pension and other postretirement benefit costs. Partially offsetting these decreases was a $5.7 million increase in our individual life insurance business resulting from higher DPAC amortization due to more normal claim experience in the current period.

Income Taxes

The effective income tax rate for this segment was 33% for both the three months ended March 31, 2010 and 2009. The effective income tax rate was lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
	2010	2009	Increase (decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(31.7)	$(45.7)	$14.0
Expenses:
Total expenses	(8.5)	(19.7)	11.2
Operating losses before income taxes, preferred stock dividends and noncontrolling interest	(23.2)	(26.0)	2.8
Income tax benefits	(10.2)	(9.5)	(0.7)
Preferred stock dividends	8.2	8.2	—
Operating loss attributable to noncontrolling interest	(0.1)	—	(0.1)
Operating losses	$(21.1)	$(24.7)	$3.6

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Operating Losses

Operating losses decreased primarily due to higher average invested assets for the segment.  Earnings on the increased asset base were offset in part by higher interest expense on corporate debt.

Operating Revenues

Operating revenues increased primarily due to higher average invested assets for the segment, representing capital that has not been allocated to any other segment. In addition, operating revenues increased due to an increase in investment income as a result of the new authoritative guidance related to the consolidation of VIEs effective January 1, 2010, which is offset in total expenses.  For more information on consolidation of VIEs, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Total Expenses

Total expenses increased due to higher interest expense on corporate debt, which resulted from a larger long-term debt balance as well as a higher interest rate. In addition, total expenses increased due to higher interest expense on obligations resulting from consolidated VIEs under new authoritative guidance, which is offset in operating revenues.

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

Although approximately $14.2 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity and although our life insurance and annuity liabilities contain provisions limiting early surrenders, given market conditions, we maintained a historically high position of cash and cash equivalent holdings through much of 2009. As a result, portfolio yields were lower than historically experienced. As market conditions improve, we will continue to reduce our cash and cash equivalent holdings. Our liquidity is also supported by a portfolio of government-backed securities, of which we held $4.0 billion as of March 31, 2010, that may be utilized to bolster our liquidity position, as collateral for secured borrowing transactions with various third parties or disposing of securities in the open market, if needed.

As of March 31, 2010, we had credit facilities with various financial institutions in an aggregate amount of $680.6 million. As of March 31, 2010 and December 31, 2009, we had $131.6 million and $101.6 million, respectively, of outstanding borrowings related to our credit facilities, with $30.3 million of assets pledged as support. None of these credit arrangements, other than our commercial paper back-stop facility, are committed facilities. Due to the financial strength and the strong relationships we have with these providers, as well as the small size of these facilities, we are comfortable that there is a very low risk that the financial institutions would not be able to fund these facilities. Our credit facilities include a $579.0 million commercial paper program, of which $73.0 million was outstanding as of March 31, 2010. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of March 31, 2010. The back-stop facility is a five year facility that matures in June 2012. The facility is supported by fourteen banks, most if not all of which have other relationships with us. We have no reason to believe that our current providers would be unable or unwilling to fund the facility if necessary.

The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay stockholder dividends if such stockholder dividends would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits. In general, the current statutory limitations are the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or

(ii) the statutory net gain from operations from the previous calendar year. Based on these limitations, Principal Life could pay approximately $608.7 million in stockholder dividends in 2010. There have been no dividends paid as of March 31, 2010.

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

Net cash provided by operating activities was $653.2 million and $949.9 million for the three months ended March 31, 2010, and 2009, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities in 2010 compared to 2009 was primarily due to an increase in cash investments in trading securities as well as fluctuations in receivables and payables associated with the timing of settlement.

Net cash used in investing activities was $462.0 million for the three months ended March 31, 2010, compared to net cash provided by investing activities of $13.4 million for the three months March 31, 2009. The increase in cash used in investing activities in 2010 compared to 2009 was primarily the result of an increase in net purchases of investments in 2010.

Net cash used in financing activities was $801.9 million and $871.7 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in cash used in financing activities is primarily due to a decrease in net withdrawals of investment contracts.

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

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of March 31, 2010, we have no preferred dividend restrictions. The dividend payments on our preferred equity are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt.  The components of short-term debt as of March 31, 2010, and December 31, 2009, were as follows:

	March 31, 2010	December 31, 2009
	(in millions)
Commercial paper	$73.0	$75.0
Other recourse short-term debt	58.6	26.6
Total short-term debt	$131.6	$101.6

Long-Term Debt. As of March 31, 2010, there have been no significant changes to long-term debt since December 31, 2009.

Stockholders’ Equity. For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Stockholders’ Equity.”

Capitalization

Our capital structure as of March 31, 2010, and December 31, 2009, consisted of debt and equity summarized as follows:

	March 31, 2010	December 31, 2009
	(in millions)
Debt:
Short-term debt	$131.6	$101.6
Long-term debt	1,578.3	1,584.6
Total debt	1,709.9	1,686.2
Stockholders’ equity:
Equity attributable to Principal Financial Group, Inc. excluding accumulated other comprehensive income	9,133.5	8,935.5
Total capitalization excluding accumulated other comprehensive income	$10,843.4	$10,621.7
Debt to equity excluding accumulated other comprehensive income	19%	19%
Debt to capitalization excluding accumulated other comprehensive income	16%	16%

As of March 31, 2010, we have $783.9 million of excess capital, consisting of cash and highly liquid assets in the holding companies available for debt maturities, interest and preferred dividend expenses and other holding company obligations. We continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

Contractual Obligations and Contractual Commitments

As of March 31, 2010, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2009.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of March 31, 2010, there have been no significant changes to guarantees and indemnifications since December 31, 2009. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

Each of A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service and Standard & Poor’s revised its outlook for the U.S. life insurance sector to negative from stable in mid-to-late 2008. This negative outlook is still in place as of the first quarter of 2010. Of the many issues cited, the negative outlook was primarily based on expectations for higher-than-normal credit losses, negative impact of the volatile equity market on earnings and reduced financial flexibility. These outlook revisions resulted in an increased review of the U.S. life insurance sector by the major independent rating organizations. As a result, there have been and will continue to be changes in the benchmarks for capital, liquidity, earnings and other factors used by these NRSROs that are critical to a ratings assignment at a particular rating level.

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

(1)    Moody’s has rated Principal Financial Group’s senior debt issuance “A3”

(2)    S&P has rated Principal Financial Group’s preferred stock issuance “BB+”

Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Fair Value Measurements” for further details.

As of March 31, 2010, 41% of our net assets (liabilities) were Level 1, 54% were Level 2 and 5% were Level 3. Excluding separate account assets as of March 31, 2010, 1% of our net assets (liabilities) were Level 1, 96% were Level 2 and 3% were Level 3.

As of December 31, 2009, 37% of our net assets (liabilities) were Level 1, 58% were Level 2 and 5% were Level 3. Excluding separate account assets as of December 31, 2009, 3% of our net assets (liabilities) were Level 1, 95% were Level 2 and 2% were Level 3.

Changes in Level 3 fair value measurements

The net change for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010, was as follows:

	Balance as of March 31, 2010	Balance as of December 31, 2009	Net change
	(in millions)
Assets
Fixed maturities, available-for-sale	$1,174.7	$1,172.6	$2.1
Fixed maturities, trading	267.5	63.5	204.0
Equity securities, available-for-sale	42.9	71.7	(28.8)
Derivative assets	42.8	54.4	(11.6)
Other investments	117.3	—	117.3
Separate account assets	4,068.7	4,120.7	(52.0)

Liabilities
Investment-type insurance contracts	(8.5)	(23.6)	15.1
Derivative liabilities	(209.1)	(93.7)	(115.4)
Other liabilities	(143.5)	(89.1)	(54.4)

Net total	$5,352.8	$5,276.5	$76.3

The increase in the fair value of Level 3 instruments for the three months ended March 31, 2010, is primarily related to the implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010. As a result of the new guidance, certain previously unconsolidated VIEs were consolidated and certain previously consolidated VIEs were deconsolidated.  The fair value of the Level 3 assets and liabilities of the newly consolidated and deconsolidated VIEs is primarily included in fixed maturities, trading; other investments; derivative liabilities and other liabilities.

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

The decrease in the fair value of Level 3 instruments for the three months ended March 31, 2009, is primarily attributed to separate account assets. The decrease in separate account assets is primarily a result of unrealized losses, which does not impact net income in the consolidated statements of operation, as the change in value of separate account assets is offset by a change in value of separate account liabilities.

Investments

We had total consolidated assets as of March 31, 2010, of $140.8 billion, of which $65.5 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2010, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturity securities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets.

	March 31, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$34,423.1	53%	$33,719.6	53%
Private	14,701.7	22	13,533.4	21
Equity securities	417.3	1	435.5	1
Mortgage loans:
Commercial	9,910.2	15	10,121.8	16
Residential	1,649.0	2	1,723.8	2
Real estate held for sale	32.5	—	35.4	—
Real estate held for investment	1,016.0	2	999.2	2
Policy loans	895.7	1	902.5	1
Other investments	2,479.3	4	2,465.3	4
Total invested assets	65,524.8	100%	63,936.5	100%
Cash and cash equivalents	1,629.7		2,240.4
Total invested assets and cash	$67,154.5		$66,176.9

Investment Results

Net Investment Income

The following table presents the yield and investment income, excluding net realized capital gains and losses, for our invested assets for the periods indicated. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.  The yields for fixed maturity securities and equity securities are calculated using amortized cost and cost, respectively.  All other yields are calculated using carrying amounts.

	For the three months ended March 31,				Increase (decrease)
	2010		2009		2010 vs. 2009
	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	5.6%	$688.3	5.5%	$670.7	0.1%	$17.6
Equity securities	3.5	3.8	4.3	4.8	(0.8)	(1.0)
Mortgage loans — commercial	5.9	146.8	5.7	159.9	0.2	(13.1)
Mortgage loans — residential	4.5	19.2	2.3	10.4	2.2	8.8
Real estate	3.8	9.8	4.5	10.5	(0.7)	(0.7)
Policy loans	7.0	15.8	6.6	14.8	0.4	1.0
Cash and cash equivalents	0.3	1.4	0.5	3.4	(0.2)	(2.0)
Other investments	(0.1)	(0.5)	(2.0)	(13.5)	1.9	13.0
Total before investment expenses	5.2	884.6	5.0	861.0	0.2	23.6
Investment expenses	(0.1)	(21.6)	(0.2)	(32.5)	0.1	10.9
Net investment income	5.1%	$863.0	4.8%	$828.5	0.3%	$34.5

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net investment income on fixed maturity securities, mortgage loans-residential and other invested assets increased primarily due to higher inflation-based investment returns related to inflation in Chile during 2010 versus deflation during 2009, and the strengthening of the Chilean peso against the U.S. dollar.  This increase is partially offset by a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturity and equity securities, primarily due to our decision to scale back our investment only business, reinvestment in lower yielding assets and lower yields on floating rate investments supporting floating rate liabilities.

Net Realized Capital Gains (Losses)

The following tables present the contributors to net realized capital gains and losses for our invested assets for the three months ended March 31, 2010 and 2009.

	For the three months ended March 31,		Increase (decrease)
	2010	2009	2010 vs. 2009
	(in millions)
Fixed maturities, available-for-sale - credit impairments (1)	$(83.2)	$(102.3)	$19.1
Fixed maturities, available-for-sale - other (2)	14.0	45.5	(31.5)
Fixed maturities, trading	10.5	23.6	(13.1)
Equity securities — credit impairments	4.0	6.1	(2.1)
Derivatives and related hedge activities (3)	23.6	5.5	18.1
Commercial mortgages	(17.2)	(29.5)	12.3
Other gains (losses)	2.8	(12.2)	15.0
Net realized capital losses	$(45.5)	$(63.3)	$17.8

(1)                                  Includes credit impairments as well as credit losses on sales, net of realized credit recoveries on the sale of previously impaired securities.

(2)                                  Includes gains on sales.

(3)                                  Includes $0.2 million of recoveries from sale of previously impaired fixed maturities, available-for-sale, which were hedged by derivatives reflected in this line for the three months ended March 31, 2009, for which we did not have similar recoveries for the three months ended March 31, 2010.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net realized capital losses on fixed maturities, available-for-sale-credit impairments decreased primarily due to lower impairments on corporate securities as a result of improved market conditions and lower credit losses on sales in 2010 relative to 2009, due to our decision to reduce exposure to BBB rated securities in 2009. Net realized capital gains on fixed maturities, available-for-sale-other decreased due to lower gains on sales in 2010.

Net realized capital gains on derivatives and related hedge activities increased due to gains on periodic settlements and accruals on interest rate swaps not designated as hedging instruments, resulting from a decline in short-term interest rates relative to 2009.

Other net realized capital gains increased due to gains versus losses on the mark-to-market of equity securities classified as trading and certain seed money investments due to improvement in the equity markets since the first quarter of 2009.

U.S. Investment Operations

Of our invested assets, $61.1 billion were held by our U.S. operations as of March 31, 2010. Our U.S. invested assets are managed primarily by our Global Asset Management segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to three primary sources of investment risk:

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of March 31, 2010, there are nine members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for new brick and mortar commercial mortgages, excluding Global Asset Management segment mortgages, in our portfolio was 55% and 52% as of March 31, 2010 and December 31, 2009, respectively. The debt service coverage ratio at loan inception for new brick and mortar commercial mortgages, excluding Global Asset Management segment mortgages, in our portfolio was 1.9 and 2.0 times as of March 31, 2010 and December 31, 2009, respectively.  The weighted average loan-to-value ratio for loans held in our brick and mortar commercial mortgage portfolio, excluding Global Asset Management segment mortgages, was 69% as of both March 31, 2010 and December 31, 2009. The debt service coverage ratio for loans held in our brick and mortar commercial mortgage portfolio, excluding Global Asset Management segment mortgages, was 1.8 times as of both March 31, 2010 and December 31, 2009.

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

	March 31, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$31,573.1	52%	$30,952.5	52%
Private	14,701.7	24	13,533.4	23
Equity securities	363.7	1	388.8	1
Mortgage loans:
Commercial	9,910.2	16	10,121.8	17
Residential	1,083.5	2	1,128.7	2
Real estate held for sale	22.8	—	23.8	—
Real estate held for investment	1,015.2	2	998.4	2
Policy loans	874.7	1	881.3	1
Other investments	1,548.8	2	1,480.2	2
Total invested assets	61,093.7	100%	59,508.9	100%
Cash and cash equivalents	1,527.2		2,192.3
Total invested assets and cash	$62,620.9		$61,701.2

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded and privately placed bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of March 31, 2010 and December 31, 2009, were $8.6 billion and $7.4 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.  Fixed maturity securities include trading portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturity securities. We held $490.9 million and $348.1 million of these trading securities as of March 31, 2010 and December 31, 2009, respectively.

Fixed maturity securities were diversified by category of issuer as of March 31, 2010 and December 31, 2009, as shown in the following table:

	March 31, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$777.0	2%	$781.9	2%
States and political subdivisions	2,412.2	5	2,218.2	5
Non-U.S. governments	459.0	1	462.4	1
Corporate — public	19,673.0	42	19,182.8	43
Corporate — private	12,552.2	27	11,604.7	26
Residential pass-through securities	3,185.5	7	3,367.7	7
Commercial mortgage-backed securities	3,785.4	8	3,602.9	8
Residential collateralized mortgage obligations	1,346.0	3	1,172.4	3
Asset-backed securities	2,084.5	5	2,092.9	5
Total fixed maturity securities	$46,274.8	100%	$44,485.9	100%

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

The international exposure held in our U.S. operation’s fixed maturity securities portfolio totaled $10,370.4 million, or 22%, and $9,669.8 million, or 22%, of total fixed maturity securities, as of March 31, 2010 and December 31, 2009, respectively. It is comprised of corporate and foreign government fixed maturity securities. The following table presents our international exposure for our U.S. operation’s fixed maturity securities portfolio for the periods indicated.

	March 31, 2010	December 31, 2009
	Carrying amount	Carrying amount
	(in millions)
European Union	$3,116.5	$2,913.1
United Kingdom	2,224.0	2,219.8
Australia	1,202.4	1,127.5
Asia	1,085.9	1,067.5
South America	568.9	523.9
Mexico	338.1	269.1
Japan	94.5	54.6
Other countries (1)	1,740.1	1,494.3
Total	$10,370.4	$9,669.8

(1)           Includes exposure from 22 countries as of March 31, 2010 and 23 countries as of December 31, 2009.

All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 20% of Principal Life’s total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of March 31, 2010 and December 31, 2009, our investments in Canada totaled $1,685.5 million and $1,612.7 million, respectively.

Fixed Maturity Securities Credit Concentrations. One aspect of managing credit risk is through industry issuer and asset class diversification. Our credit concentrations are managed to established limits. The exposure attributed to monoline bond and mortgage insurers from investments that are guaranteed by them is not included in the evaluation of our top ten exposures. We are not relying on said guarantors and are directly evaluating exposure to these investments. The following table presents our top ten exposures as of March 31, 2010.

Amortized cost
(in millions)
JP Morgan Chase & Co. (1)	$302.6
Bank of America Corp. (1)	286.6
Berkshire Hathaway Inc.	255.9
Wells Fargo & Co. (1)	245.5
AT&T Inc.	236.5
General Electric Co.	236.3
Deutsche Bank AG	170.7
Verizon Communications Inc.	170.0
Export Import Bank of US	162.4
Credit Suisse Group AG (1)	161.3
Total top ten exposures	$2,227.8

(1)           Includes actual counterparty exposure.

We have exposure to monoline bond and mortgage insurers with an amortized cost of $642.7 million and a carrying amount of $614.4 million as of March 31, 2010. The $642.7 million includes wrapped guarantees on $616.6 million of underlying municipal bonds, corporate credit or ABS. Our direct exposure to these insurers was $26.1 million. Of the $616.6 million in wrapped guarantees, 42% was municipal bonds, of which 99% was investment grade; 40% was investment grade bank perpetual preferred securities; 11% was ABS backed by sub-prime or Alt-A first lien mortgages, of which 36% was investment grade; and 7% was corporate fixed maturities, of which 92% was investment grade.

Fixed Maturity Securities Valuation and Credit Quality. Valuation techniques for the fixed maturity securities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. In addition, investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. Monthly, all bonds placed on the “watch list” are analyzed by investment analysts or analysts that focus on troubled securities (“Workout Group”). This group then meets with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of prices. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) monitors the bond investments of insurers for regulatory reporting purposes and when required assigns securities to one of six investment categories. In 2009, the NAIC approved an initiative to create a new modeling and assessment process for non-agency residential mortgage-backed securities effective December 31, 2009.  The NAIC retained PIMCO Advisors to undertake the modeling and assignment of the NAIC ratings for these securities. The NAIC designations closely mirror the NRSROs’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of March 31, 2010, the percentage, based on fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 92%.

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the NRSROs as of March 31, 2010 and December 31, 2009, as well as the percentage, based on fair value, that each designation comprises:

		March 31, 2010			December 31, 2009
NAIC rating	Rating agency equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	Aaa/Aa/A	$26,207.5	$26,491.8	57%	$25,527.2	$25,341.5	57%
2	Baa	16,022.6	16,197.0	35	15,885.1	15,726.8	35
3	Ba	2,755.6	2,285.8	5	2,824.1	2,259.4	5
4	B	990.0	729.3	2	982.8	701.3	2
5	Caa and lower	495.0	381.3	1	376.1	253.0	1
6	In or near default	328.0	189.6	—	349.4	203.9	—
	Total fixed maturity securities	$46,798.7	$46,274.8	100%	$45,944.7	$44,485.9	100%

Fixed maturity securities include 28 securities with an amortized cost of $333.0 million, gross gains of $10.7 million, gross losses of $1.3 million and a carrying amount of $342.4 million as of March 31, 2010, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios. As of March 31, 2010, based on amortized cost, 61% of our CMBS portfolio had ratings of A or higher and 53% was issued in 2005 or before and 49% of our ABS home equity portfolio had ratings of A or higher and 86% was issued in 2005 or before.

The following tables present credit quality and year of issuance (“vintage”) for our CMBS as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	AAA		AA		A		BBB		BB and below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & prior	$621.3	$622.2	$189.8	$186.6	$167.9	$153.5	$139.0	$121.5	$100.8	$53.0	$1,218.8	$1,136.8
2004	286.1	289.3	61.0	51.9	79.2	50.9	35.0	15.9	61.4	29.2	522.7	437.2
2005	439.5	454.0	28.4	28.5	35.4	20.3	119.2	64.5	198.6	73.7	821.1	641.0
2006	247.3	240.6	10.1	10.5	82.2	71.4	41.1	25.9	160.7	46.2	541.4	394.6
2007	415.1	404.3	39.7	39.5	181.4	165.1	285.1	240.6	687.8	206.3	1,609.1	1,055.8
2008	4.6	4.5	15.0	14.7	24.2	24.6	11.6	6.3	35.6	14.6	91.0	64.7
2009	44.7	45.8	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	44.7	45.8
2010	9.6	9.5	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	9.6	9.5
Total	$2,068.2	$2,070.2	$344.0	$331.7	$570.3	$485.8	$631.0	$474.7	$1,244.9	$423.0	$4,858.4	$3,785.4

	December 31, 2009
	AAA		AA		A		BBB		BB and below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & prior	$727.8	$722.2	$178.1	$170.6	$173.9	$151.2	$163.9	$135.8	$96.9	$36.8	$1,340.6	$1,216.6
2004	296.8	291.4	60.9	50.5	81.7	46.4	43.2	18.3	50.7	24.6	533.3	431.2
2005	451.9	446.4	59.5	41.7	88.5	47.1	106.4	46.0	127.1	43.2	833.4	624.4
2006	215.2	196.0	14.9	13.8	70.8	57.2	76.3	42.1	148.5	27.1	525.7	336.2
2007	355.4	326.4	48.5	42.2	176.6	147.2	282.8	196.6	680.1	191.3	1,543.4	903.7
2008	4.6	3.9	15.1	13.1	24.2	21.9	11.5	4.6	35.4	13.7	90.8	57.2
2009	34.0	33.6	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	34.0	33.6
Total	$2,085.7	$2,019.9	$377.0	$331.9	$615.7	$471.0	$684.1	$443.4	$1,138.7	$336.7	$4,901.2	$3,602.9

The following tables present our exposure to ABS home equity portfolio supported by subprime first lien mortgages by credit quality and vintage as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	AAA		AA		A		BBB		BB and below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & prior	$69.6	$63.1	$64.1	$51.4	$5.0	$3.6	$40.7	$27.3	$53.0	$29.7	$232.4	$175.1
2004	36.1	30.6	25.4	20.7	9.0	7.7	10.4	8.0	0.0	0.0	80.9	67.0
2005	8.1	5.8	8.0	2.7	2.0	1.1	2.1	1.5	64.2	33.9	84.4	45.0
2006	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	15.9	8.6	15.9	8.6
2007	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	49.9	34.4	49.9	34.4
Total	$113.8	$99.5	$97.5	$74.8	$16.0	$12.4	$53.2	$36.8	$183.0	$106.6	$463.5	$330.1

	December 31, 2009
	AAA		AA		A		BBB		BB and below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & prior	$72.5	$62.3	$75.3	$55.6	$5.0	$3.3	$40.9	$25.7	$44.9	$23.0	$238.6	$169.9
2004	49.6	37.7	13.1	8.3	9.4	7.7	10.6	7.8	0.0	0.0	82.7	61.5
2005	8.1	4.7	10.1	4.2	2.0	1.3	0.0	0.0	75.1	34.0	95.3	44.2
2006	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	16.7	7.8	16.7	7.8
2007	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	53.8	30.6	53.8	30.6
Total	$130.2	$104.7	$98.5	$68.1	$16.4	$12.3	$51.5	$33.5	$190.5	$95.4	$487.1	$314.0

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

The following table presents the total carrying amount of our fixed maturity securities portfolio, as well as its problem and potential problem fixed maturities for the periods indicated:

	March 31, 2010	December 31, 2009
	($ in millions)
Total fixed maturity securities (public and private) (1)	$46,274.8	$44,485.9
Problem fixed maturity securities (2)	$267.3	$237.3
Potential problem fixed maturity securities	426.2	315.9
Total problem and potential problem fixed maturity securities	$693.5	$553.2
Total problem and potential problem fixed maturity securities as a percent of total fixed maturity securities	1.50%	1.24%

(1)          There were no restructured fixed maturity securities for the periods indicated.

(2)          The problem fixed maturity securities carrying amount is net of other-than-temporary impairment losses.

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

We consider relevant facts and circumstances in evaluating whether a credit or interest-rate related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) our intent to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. For additional details, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Investments.”

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

The net realized loss relating to other-than-temporary credit impairments of fixed maturity securities was $83.2 million and $102.3 million for the three months ended March 31, 2010 and 2009, respectively.

Fixed Maturity Securities Available-for-Sale

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in OCI, as of March 31, 2010 and December 31, 2009.

	March 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,600.5	$90.9	$327.5	$4,363.9
Finance — Brokerage	469.2	14.4	4.4	479.2
Finance — Finance Companies	262.3	11.6	9.2	264.7
Finance — Financial Other	549.5	31.4	4.9	576.0
Finance — Insurance	2,735.5	66.3	119.3	2,682.5
Finance — REITS	1,274.6	23.8	42.1	1,256.3
Industrial — Basic Industry	1,864.8	88.2	14.4	1,938.6
Industrial — Capital Goods	2,421.9	116.8	19.2	2,519.5
Industrial — Communications	2,623.8	166.4	13.8	2,776.4
Industrial — Consumer Cyclical	1,697.6	89.2	18.2	1,768.6
Industrial — Consumer Non-Cyclical	3,221.5	198.8	23.5	3,396.8
Industrial — Energy	1,988.4	127.9	11.8	2,104.5
Industrial — Other	691.8	27.6	20.2	699.2
Industrial — Technology	790.6	37.8	7.7	820.7
Industrial — Transportation	782.7	35.4	9.8	808.3
Utility — Electric	2,586.0	129.5	16.3	2,699.2
Utility — Natural Gas	1,075.6	69.1	5.6	1,139.1
Utility — Other	154.2	11.5	0.6	165.1
FDIC guaranteed	95.1	1.9	—	97.0
Government guaranteed	1,256.3	85.9	17.5	1,324.7
Total corporate securities	31,141.9	1,424.4	686.0	31,880.3

Residential pass-through securities	2,904.3	96.7	1.2	2,999.8
Commercial mortgage-backed securities	4,855.1	55.7	1,128.7	3,782.1
Residential collateralized mortgage obligations (1)	1,350.3	20.1	94.0	1,276.4
Asset-backed securities — Home equity (2)	463.5	0.1	133.5	330.1
Asset-backed securities — All other	1,236.9	25.9	6.0	1,256.8
Collateralized debt obligations — Credit	187.1	—	56.8	130.3
Collateralized debt obligations — CMBS	242.7	—	109.9	132.8
Collateralized debt obligations — Loans	100.2	—	18.6	81.6
Collateralized debt obligations — ABS (3)	44.4	0.5	17.0	27.9
Total mortgage-backed and other asset-backed securities	11,384.5	199.0	1,565.7	10,017.8

U.S. government and agencies	562.8	13.2	—	576.0
States and political subdivisions	2,189.9	61.5	11.2	2,240.2
Non-U.S. governments	418.1	41.1	0.2	459.0
Total fixed maturity securities, available-for-sale	$45,697.2	$1,739.2	$2,263.1	$45,173.3

(1)                                Includes exposure to Alt-a mortgage loans with an amortized cost of $44.6 million, gross unrealized losses of $11.0 million and a carrying amount of $33.6 million. The Alt-a portfolio has a weighted average rating of A+ and 86% are 2005 and prior vintages.

(2)                                This exposure is all related to sub-prime mortgage loans.

(3)                                Includes exposure to sub-prime mortgage loans with an amortized cost of $19.9 million, gross unrealized gains of $0.4 million, gross unrealized losses of $13.6 million and a carrying amount of $6.7 million.

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

(1)                                Includes exposure to Alt-a mortgage loans with an amortized cost of $59.6 million, gross unrealized losses of $18.2 million and a carrying amount of $41.4 million. The Alt-a portfolio has a weighted average rating of BBB and 66% are 2005 and prior vintages.

(2)                                This exposure is all related to sub-prime mortgage loans.

(3)                                Includes exposure to sub-prime mortgage loans with an amortized cost of $27.4 million, gross unrealized gains of $0.3 million, gross unrealized losses of $17.9 million and a carrying amount of $9.8 million.

Of the $2,263.1 million in gross unrealized losses as of March 31, 2010, there were $1.8 million in losses attributed to securities scheduled to mature in one year or less, $82.4 million attributed to securities scheduled to mature between one to five years, $126.2 million attributed to securities scheduled to mature between five to ten years, $487.0 million attributed to securities scheduled to mature after ten years and $1,565.7 million related to mortgage-backed and other ABS that are not classified by maturity year. Of the $934.9 million decrease in net unrealized losses for the three months ended March 31, 2010, an approximate $0.1 billion net unrealized gain can be attributed to an approximate 8 basis points decrease in interest rates and the remaining net unrealized gains related to other market factors.

Credit Disruption. The credit disruption in the market that began in the last half of 2007 from concerns in the sub-prime markets, and continued into 2008 and 2009 with concerns in the leveraged finance markets has led to reduced liquidity and wider credit spreads. These credit concerns led to widespread forced selling into a very thinly traded market, which further strained market liquidity. This market disruption lowered valuations and, as a result, we have seen an increase in unrealized losses in our securities portfolio. The losses were more pronounced in the Finance sectors and in structured products such as collateralized debt obligations, ABS and CMBS. The decline in value in large part reflects the illiquid markets. During the second quarter of 2009 and continuing through the end of 2009, a narrowing of credit spreads and improvement in liquidity resulted in a decrease in the unrealized losses in our securities portfolio.  During the first quarter of 2010, unrealized losses continued to decrease relative to year-end 2009, primarily due to a narrowing of credit spreads.   Future changes in the fair value of these securities will be dependent on continued improvement in market liquidity and changes in general market conditions, including interest rates and credit spread movements. We concluded the prices of the securities in our securities portfolio were temporarily depressed due to (1) the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms, (2) the expectation the issuers will continue to satisfy their obligations given the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence and (3) management not having the intent to sell these securities and as it is not more likely than not that we would be required to sell these securities before the recovery of the amortized cost.

Fixed Maturity Available-for-Sale Securities Unrealized Losses. We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. The net cash inflows into investment grade fixed maturity securities are less than prior years due to us investing in more liquid investments. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. As of March 31, 2010, we had invested 3.4% of new cash flow for the year in below investment grade assets. While Principal Life’s general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to no more than 10% of the total fixed maturity securities portfolios.

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

	March 31, 2010				December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,615.8	$1,164.3	$713.2	$29,066.9	$28,439.8	$990.9	$1,015.0	$28,415.7
Private	12,699.2	500.9	493.3	12,706.8	12,159.7	423.3	743.2	11,839.8
Below investment grade:
Public	2,153.3	29.6	405.1	1,777.8	2,233.8	14.4	468.5	1,779.7
Private	2,228.9	44.4	651.5	1,621.8	2,278.5	41.5	702.2	1,617.8
Total fixed maturity securities, available-for-sale	$45,697.2	$1,739.2	$2,263.1	$45,173.3	$45,111.8	$1,470.1	$2,928.9	$43,653.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturity securities available-for-sale by aging category for the time periods indicated.

	March 31, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$1,705.8	$25.4	$662.2	$16.0	$2,368.0	$41.4
Greater than three to six months	415.3	10.2	261.2	6.2	676.5	16.4
Greater than six to nine months	61.2	7.3	35.3	0.5	96.5	7.8
Greater than nine to twelve months	10.1	—	20.4	6.5	30.5	6.5
Greater than twelve to twenty-four months	980.9	137.9	701.6	87.7	1,682.5	225.6
Greater than twenty-four to thirty-six months	2,066.8	332.3	1,908.4	239.1	3,975.2	571.4
Greater than thirty-six months	1,160.2	200.1	754.1	137.3	1,914.3	337.4
Total fixed maturity securities, available-for-sale	$6,400.3	$713.2	$4,343.2	$493.3	$10,743.5	$1,206.5

	December 31, 2009
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,367.4	$34.5	$927.7	$21.2	$3,295.1	$55.7
Greater than three to six months	139.0	9.7	39.2	1.0	178.2	10.7
Greater than six to nine months	24.0	0.2	22.3	5.1	46.3	5.3
Greater than nine to twelve months	75.6	14.9	50.4	6.9	126.0	21.8
Greater than twelve to twenty-four months	2,169.7	361.2	1,596.0	207.6	3,765.7	568.8
Greater than twenty-four to thirty-six months	1,846.6	415.0	1,650.2	346.2	3,496.8	761.2
Greater than thirty-six months	1,256.7	179.5	659.4	155.2	1,916.1	334.7
Total fixed maturity securities, available-for-sale	$7,879.0	$1,015.0	$4,945.2	$743.2	$12,824.2	$1,758.2

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturity securities available-for-sale by aging category for the time periods indicated.

	March 31, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$51.7	$2.0	$39.1	$5.1	$90.8	$7.1
Greater than three to six months	5.2	0.8	13.7	0.2	18.9	1.0
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	0.1	—	0.1	—
Greater than twelve to twenty-four months	160.7	21.6	202.2	35.8	362.9	57.4
Greater than twenty-four to thirty-six months	720.1	298.6	522.9	444.7	1,243.0	743.3
Greater than thirty-six months	245.1	82.1	131.0	165.7	376.1	247.8
Total fixed maturity securities, available-for-sale	$1,182.8	$405.1	$909.0	$651.5	$2,091.8	$1,056.6

	December 31, 2009
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$55.7	$3.3	$52.8	$1.2	$108.5	$4.5
Greater than three to six months	3.4	—	14.8	—	18.2	—
Greater than six to nine months	12.7	0.2	0.1	0.1	12.8	0.3
Greater than nine to twelve months	32.8	11.2	1.0	1.8	33.8	13.0
Greater than twelve to twenty-four months	441.3	112.2	365.6	186.7	806.9	298.9
Greater than twenty-four to thirty-six months	609.0	314.8	403.5	435.8	1,012.5	750.6
Greater than thirty-six months	113.8	26.8	84.6	76.6	198.4	103.4
Total fixed maturity securities, available-for-sale	$1,268.7	$468.5	$922.4	$702.2	$2,191.1	$1,170.7

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturity securities available-for-sale where the estimated fair value has declined and remained below amortized cost by 20% or more as the time periods indicate.

	March 31, 2010
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$53.2	$19.8	$18.1	$4.8	$71.3	$24.6
Greater than three to six months	5.8	1.9	17.2	10.1	23.0	12.0
Greater than six to nine months	—	—	5.5	1.5	5.5	1.5
Greater than nine to twelve months	—	—	41.4	21.2	41.4	21.2
Greater than twelve months	332.7	595.9	1,334.2	1,024.7	1,666.9	1,620.6
Total fixed maturity securities, available-for-sale	$391.7	$617.6	$1,416.4	$1,062.3	$1,808.1	$1,679.9

	December 31, 2009
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$6.1	$2.0	$243.8	$77.4	$249.9	$79.4
Greater than three to six months	—	—	31.8	9.2	31.8	9.2
Greater than six to nine months	0.1	0.1	46.0	22.5	46.1	22.6
Greater than nine to twelve months	28.8	24.8	49.9	25.4	78.7	50.2
Greater than twelve months	276.8	438.3	1,812.8	1,578.5	2,089.6	2,016.8
Total fixed maturity securities, available-for-sale	$311.8	$465.2	$2,184.3	$1,713.0	$2,496.1	$2,178.2

Mortgage Loans

Mortgage loans consist primarily of commercial mortgage loans on real estate. The carrying amount of our commercial mortgage loan portfolio was $9,910.2 million and $10,121.8 million as of March 31, 2010 and December 31, 2009, respectively. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

Our commercial mortgage loan portfolio consists of primarily non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of credit oriented retail properties, manufacturing office properties and general-purpose industrial properties. In addition, we have a $155.5 million and a $174.4 million short-term high yield portfolio of mortgages held within the Global Asset Management segment as of March 31, 2010 and December 31, 2009, respectively.

The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property as follows for the periods indicated:

	March 31, 2010		December 31, 2009
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
Geographic distribution
New England	$440.1	4.4%	$446.3	4.4%
Middle Atlantic	1,518.4	15.3	1,535.4	15.2
East North Central	902.7	9.1	941.8	9.3
West North Central	490.7	5.0	504.3	5.0
South Atlantic	2,524.3	25.5	2,641.8	26.1
East South Central	298.5	3.0	300.0	3.0
West South Central	668.1	6.7	672.1	6.6
Mountain	759.1	7.7	835.4	8.2
Pacific	2,419.8	24.4	2,377.2	23.5
Valuation allowance	(111.5)	(1.1)	(132.5)	(1.3)
Total	$9,910.2	100.0%	$10,121.8	100.0%
Property type distribution
Office	$2,723.9	27.5%	$2,782.1	27.5%
Retail	2,706.9	27.3	2,782.0	27.5
Industrial	2,396.0	24.2	2,394.3	23.6
Apartments	1,331.0	13.4	1,415.2	14.0
Hotel	490.3	4.9	497.2	4.9
Mixed use/other	373.6	3.8	383.5	3.8
Valuation allowance	(111.5)	(1.1)	(132.5)	(1.3)
Total	$9,910.2	100.0%	$10,121.8	100.0%

Commercial mortgage lending in the state of California accounted for 21% and 20% of our commercial mortgage loan portfolio for March 31, 2010 and December 31, 2009, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of both March 31, 2010 and December 31, 2009, 31% of the commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 1,081 and 1,101 as of March 31, 2010 and December 31, 2009, respectively. The average loan size of our commercial mortgage portfolio was $9.3 million as of both March 31, 2010 and December 31, 2009.

Commercial Mortgage Loan Credit Monitoring. We actively monitor and manage our commercial mortgage loan portfolio. All loans within the portfolio are analyzed regularly and substantially all are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list”. Among the criteria that would indicate a potential problem are: imbalances in ratios of loan to value or contract rents to debt service, major tenant vacancies or bankruptcies, borrower sponsorship problems, late payments, delinquent taxes and loan relief/restructuring requests.

We review our mortgage loan portfolio and analyze the need for a valuation allowance for any loan that is delinquent for 60 days or more, in process of foreclosure, restructured, on the internal “watch list” or that currently has a valuation allowance. We categorize loans that are 60 days or more delinquent, loans in process of foreclosure and loans with borrowers or credit tenants in bankruptcy that are delinquent as “problem” loans. Valuation allowances have been recognized on most problem loans. We categorize loans that are delinquent less than 60 days where the default is expected to be cured and loans with borrowers or credit tenants in bankruptcy that are current as “potential problem” loans. The decision whether to classify a performing loan as a potential problem involves significant subjective judgments by management as to the likely future economic conditions and developments with respect to the borrower. We categorize loans for which the original Note Rate has been reduced below market and loans for which the principal has been reduced as “restructured” loans. We also consider loans that are refinanced more than one year beyond the original maturity or call date at below market rates as restructured.

The decrease in the level of problem, potential problem and restructured commercial mortgages during the first quarter of 2010 reflects loan write downs and the internal refinance of several others at market terms.  There was a significant increase in the level of problem, potential problem, and restructured commercial mortgages during 2009 due to the impact of the U.S. recession on commercial real estate. The job losses and record foreclosures in housing have negatively impacted property vacancy rates and rental rates. The areas significantly impacted by the recession (South Atlantic, Pacific and Mountain regions) account for the majority of the problem, potential problem and restructured commercial mortgages as of March 31, 2010 and December 31, 2009. Apartments and retail properties in those three regions, which account for nearly half of the problem, potential problem and restructured commercial mortgages as of March 31, 2010 and December 31, 2009, have been hit the hardest by falling rents and occupancies.  Many of the loans sold and refinanced during the first quarter of 2010 were in these significantly impacted regions and property types.

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

	March 31, 2010	December 31, 2009
	($ in millions)
Total commercial mortgages	$9,910.2	$10,121.8
Problem commercial mortgages	$93.9	$96.5
Potential problem commercial mortgages	394.8	521.0
Restructured commercial mortgages	17.9	10.3
Total problem, potential problem and restructured commercial mortgages	$506.6	$627.8
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	5.11%	6.20%

Commercial Mortgage Loan Valuation Allowance. The valuation allowance for commercial mortgage loans includes a loan specific allowance for impaired loans and a provision for losses based on past loss experience and current market factors believed to be adequate to absorb estimated probable credit losses. The changes in the valuation allowance are reported in net realized capital gains (losses) on our consolidated statements of operations.

Commercial mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a loss is recognized for the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is based on either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral less cost to sell.

When a valuation allowance is established, subsequent recoveries are credited to the valuation allowance and subsequent losses may be charged to the valuation allowance. The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and current portfolio statistics are subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, a loan’s internal risk rating, composition of the loan portfolio, real estate market fundamentals, current economic conditions, loss experience and other relevant factors. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral and changes in the economic environment in general.

The valuation allowance for PFG decreased $21.0 million for the three months ended March 31, 2010, and increased $75.5 million for the year ended December 31, 2009. The decrease in the level of valuation allowance during the first quarter of 2010 is primarily related to loan write downs and the related release of valuation allowance, which is partially offset by current period provisions. The increase in the level of valuation allowance during 2009 was related to the same market factors as those causing the increase in the level of problem, potential problem and restructured commercial mortgages during 2009. The South Atlantic, Mountain and Pacific regions, which were most affected by the recession, account for the highest levels of reserves.

The following table represents our commercial mortgage valuation allowance for the three months ended March 31, 2010 and the year ended December 31, 2009:

	March 31. 2010	December 31, 2009
	($ in millions)
Balance, beginning of period	$132.5	$57.0
Provision	25.6	126.9
Releases	(46.6)	(51.4)
Balance, end of period	$111.5	$132.5
Valuation allowance as % of carrying value before reserves	1.11%	1.29%

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2010 and December 31, 2009, the carrying amount of our equity real estate investment was $1,038.0 million, or 2%, and $1,022.2 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,015.2 million and $998.4 million as of March 31, 2010 and December 31, 2009, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the three months ended March 31, 2010 and year ended December 31, 2009, there were no such impairment adjustments.

The carrying amount of real estate held for sale was $22.8 million and $23.8 million as of March 31, 2010 and December 31, 2009, respectively. There were no valuation allowances for March 31, 2010 or December 31, 2009.  Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic and West South Central regions of the United States as of March 31, 2010. By property type, there is a concentration in office and industrial site buildings that represented approximately 56% of the equity real estate portfolio as of March 31, 2010.

Other Investments

Our other investments totaled $1,548.8 million as of March 31, 2010, compared to $1,480.2 million as of December 31, 2009. Derivative assets accounted for $1,161.9 million and $1,212.7 million in other investments as of March 31, 2010 and December 31, 2009, respectively. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $4.4 billion were held by our International Asset Management and Accumulation segment as of March 31, 2010. Our international investment operations consist of the investments of Principal International. The assets are managed by either our Global Asset Management segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of March 31, 2010 and December 31, 2009, were fixed maturity securities, other investments and residential mortgage loans. The following table excludes invested assets of the separate accounts.

	March 31, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities — Public	$2,850.0	64%	$2,767.1	62%
Equity securities	53.6	1	46.7	1
Mortgage loans — Residential	565.5	13	595.1	14
Real estate	10.5	—	12.4	—
Policy loans	21.0	1	21.2	1
Other investments	930.5	21	985.1	22
Total invested assets	4,431.1	100%	4,427.6	100%
Cash and cash equivalents	102.5		48.1
Total invested assets and cash	$4,533.6		$4,475.7

Investments in equity method subsidiaries and direct financing leases accounted for $541.0 million and $363.0 million, respectively, of other investments as of March 31, 2010. Investments in equity method subsidiaries and direct financing leases accounted for $578.7 million and $373.3 million, respectively, of other investments as of December 31, 2009. The remaining other investments as of both March 31, 2010 and December 31, 2009, are primarily related to derivative assets and other short-term investments.

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

We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, approximately $14.2 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity.

We are also exposed to interest rate risk based upon the discount rate assumption used for purposes of valuing our employee pension and other postretirement benefit obligations.

Duration-Managed. Our exposure to interest rate risk stems largely from our substantial holdings of guaranteed fixed rate liabilities in our U.S. Asset Accumulation segment. We actively manage the duration of assets and liabilities in these products by minimizing the difference between the two. We have established a maximum tolerance for this difference and seek to stay within this tolerance.

As of March 31, 2010, the difference between the asset and liability durations on our primary duration-managed portfolio was -0.23, as compared to -0.12 as of December 31, 2009. This duration gap indicates that, as of March 31, 2010, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gap between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $28,318.0 million and $28,377.1 million as of March 31, 2010 and December 31, 2009, respectively.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of March 31, 2010, the weighted-average difference between the asset and liability durations on these portfolios was -1.24, as compared to -0.16 as of December 31, 2009. This duration gap indicates that, as of March 31, 2010, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $23,205.7 million and $22,497.1 million as of March 31, 2010 and December 31, 2009, respectively.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,976.4 million and $5,745.5 million as of March 31, 2010 and December 31, 2009, respectively.

Using the assumptions and data in effect as of March 31, 2010, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $352.5 million, compared with an estimated $71.1 million increase as of December 31, 2009. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	March 31, 2010
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$28,318.0	3.39	(0.23)	$65.1
Duration-monitored	23,205.7	4.25	(1.24)	287.4
Non duration-managed	4,976.4	3.95	N/A	N/A
Total	$56,500.1			$352.5

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

Debt Issued and Outstanding. The aggregate fair value of long-term debt was $1,673.7 million and $1,608.4 million, as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $137.7 million, as compared to an estimated $132.6 million increase as of December 31, 2009. As of March 31, 2010, a 100 basis point immediate, parallel increase in interest rates would decrease the fair value of debt by approximately $120.6 million, as compared to an estimated $114.3 million decrease as of December 31, 2009. Debt is not recorded at fair value on the statement of financial position.

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

Use of Derivatives to Manage Interest Rate Risk. We use or have previously used various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate collars, swaptions, futures and options. We use interest rate swaps and futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use interest rate collars to manage interest rate risk related to guaranteed minimum interest rate liabilities in our individual annuities contracts. Occasionally, we have sold a callable investment-type agreement and used written interest rate swaptions to transform the callable liability into a fixed term liability.

Derivatives in our portfolio with interest rate sensitivity were in a net liability position with a fair value of $159.9 million and $130.7 million as of March 31, 2010 and December 31, 2009, respectively. The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	March 31, 2010
			Fair value (no accrued interest)
	Notional amount	Weighted average term (years) (1)	-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$20,164.6	5.75	$(296.3)	$(165.7)	$(57.4)
Interest rate collars	500.0	12.91	15.4	6.1	(1.1)
Futures (2)	53.0	0.25	(4.1)	(0.3)	3.5
Total	$20,717.6		$(285.0)	$(159.9)	$(55.0)

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

We estimate that as of March 31, 2010, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2009. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our International Asset Management and Accumulation segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $139.3 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2010, as compared to an estimated $135.7 million, or 10%, reduction as of December 31, 2009. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $4.1 million, or 11%, reduction in the quarterly operating earnings of our international operations for the three months ended March 31, 2010, as compared to an estimated $2.0 million, or 12%, reduction for the three months ended March 31, 2009.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturity securities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $3,253.5 million and $3,386.0 million as of March 31, 2010 and December 31, 2009, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities was $1,776.8 million and $1,867.2 million as of March 31, 2010 and December 31, 2009, respectively.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. Our operations in Chile had currency swaps with a notional amount of $31.2 million as of both March 31, 2010 and December 31, 2009, which were used to swap cash flows on U.S.

dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $76.6 million and $91.5 million as of March 31, 2010 and December 31, 2009, respectively, in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2010 or 2009.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of March 31, 2010 and December 31, 2009, the fair value of our equity securities was $417.3 million and $435.5 million, respectively. As of March 31, 2010, a 10% decline in the value of the equity securities would result in an unrealized loss of $41.7 million, as compared to an estimated unrealized loss of $43.6 million as of December 31, 2009.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. We estimate that an immediate 10% decline in the Standard & Poor’s index, followed by a 2% per quarter increase would reduce our annual operating earnings by approximately four to six percent. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs.

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

The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. For the three months ended March 31, 2010 and 2009, we recognized a $10.1 million and a $19.5 million pre-tax gain, respectively, on the change in fair value of the GMWB embedded derivative and a $16.7 million and $16.8 million pre-tax loss, respectively, on the derivatives used to economically hedge our GMWB market risk, which includes equity risk. The difference between the gain/loss on the GMWB embedded derivative and the related derivatives used to hedge the embedded derivative primarily relates to the changes in the spread reflecting our own creditworthiness, which is incorporated in the discount rates used to value the GMWB embedded derivative.

We incorporate a spread reflecting our own creditworthiness and additional risk margins in the valuation of the GMWB embedded derivative. Throughout the first quarter of 2009, the spread reflecting our own credit risk increased, which drove a significant increase in the discount rates applied, thereby reducing the fair value of the embedded derivative liability. Since that time, the spread reflecting our own credit risk has decreased, thereby increasing the fair value of the embedded derivative liability to somewhat offset the decrease in fair value of the embedded derivative liability that occurred in the first quarter of 2009.  Changes in the spread reflecting our own credit risk has resulted in the income statement impact from the changes in fair value of the embedded derivative being different than the income statement impact from the changes in fair value of the associated hedging instruments. Additionally, reflecting the actual and expected changes in value of the GMWB embedded derivative and the associated hedging instruments in our gross profits resulted in a $10.3 million and a $38.7 million pre-tax increase in DPAC amortization for the three months ended March 31, 2010 and 2009, respectively.

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

Use of Derivatives to Diversify or Hedge Credit Risk. We purchase credit default swaps to hedge credit exposures in our investment portfolio. We sell credit default swaps to offer credit protection to investors. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments.”

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $403.0 million and $448.5 million as of March 31, 2010 and December 31, 2009, respectively. We had credit exposure through credit default swaps with a notional amount of $170.0 million and $15.0 million as of March 31, 2010 and December 31, 2009, respectively, by investing in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $1,072.9 million and $1,122.9 million as of March 31, 2010 and December 31, 2009, respectively.

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

•                  implementing credit support annex (collateral) agreements (“CSAs”) with the majority of counterparties to further limit counterparty exposures, which provide for netting of exposures;

•                  limiting exposure to A+ credit or better for counterparties without CSAs;

•                  conducting stress-test analysis to determine the maximum exposure created during the life of a prospective transaction, and;

•                  daily monitoring of counterparty credit ratings, exposure and associated collateral levels.

We believe the risk of incurring losses due to nonperformance by our counterparties is manageable. For further information on derivatives, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments.”

Based on our accounting policy, our disclosed exposure measures the fair value of derivatives that have become favorable to us and, therefore, is a combined credit exposure if all of the involved counterparties failed to fulfill their obligations. In the hypothetical scenario where all of our counterparties fail to fulfill their obligations, our exposure would be $1,283.4 million; however, including collateral received our exposure would be reduced to $997.4 million at March 31, 2010. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Exposure.”

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. Netting positive and negative exposures would yield an exposure of $394.5 million, which is reduced to $108.5 million with pledged collateral at March 31, 2010. As of March 31, 2010, we held total collateral of $286.0 million in the form of cash and securities and we posted $247.9 million in cash and securities as collateral to our counterparties. We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As of March 31, 2010, any deterioration in our derivative counterparties’ credit would not materially impact our financial statements.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2010, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. We are aware of only one material change to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. As we have not participated in a securities lending program for our general account since December 2008 and have no current intention to do so in the future, we no longer consider participation in such a program to be a potential liquidity or other risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2010 — January 31, 2010	9,357	$24.11	—	$250.0
February 1, 2010 — February 28, 2010	40	$25.26	—	$250.0
March 1, 2010 — March 31, 2010	66,944	$23.22	—	$250.0
Total	76,341		—

(1)                                Reflects the number of shares of common stock utilized to execute certain stock incentive awards in 2010.

(2)                                During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. As of March 31, 2010, $250.0 million remained under the November 2007 authorization. We suspended purchases of our common stock effective October 13, 2008, under the existing share repurchase program.

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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: May 5, 2010	By	/s/ Terrance J. Lillis
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.