Form 10-Q
period 2010-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2010-08-04
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 28, 2010, was 320,310,476.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	June 30, 2010	December 31, 2009
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2010 includes $248.8 million related to consolidated variable interest entities)	$48,230.1	$46,220.6
Fixed maturities, trading (2010 includes $162.7 million related to consolidated variable interest entities)	1,245.2	1,032.4
Equity securities, available-for-sale	171.3	214.0
Equity securities, trading (2010 includes $80.1 million related to consolidated variable interest entities)	222.8	221.5
Mortgage loans	11,292.6	11,845.6
Real estate	1,082.7	1,034.6
Policy loans	894.4	902.5
Other investments (2010 includes $130.6 million related to consolidated variable interest entities of which $130.4 million are measured at fair value under the fair value option)	2,758.0	2,465.3
Total investments	65,897.1	63,936.5
Cash and cash equivalents (2010 includes $147.6 million related to consolidated variable interest entities)	1,827.3	2,240.4
Accrued investment income	668.6	691.9
Premiums due and other receivables	1,232.6	1,065.4
Deferred policy acquisition costs	3,426.7	3,681.4
Property and equipment	471.7	489.3
Goodwill	381.8	386.4
Other intangibles	842.9	851.7
Separate account assets	60,735.0	62,738.5
Other assets	1,112.8	1,677.9
Total assets	$136,596.5	$137,759.4
Liabilities
Contractholder funds	$38,849.4	$39,801.9
Future policy benefits and claims	19,268.8	19,248.3
Other policyholder funds	569.5	559.2
Short-term debt	126.5	101.6
Long-term debt	1,572.4	1,584.6
Income taxes currently payable	2.5	2.8
Deferred income taxes	197.3	120.2
Separate account liabilities	60,735.0	62,738.5
Other liabilities (2010 includes $451.2 million related to consolidated variable interest entities of which $119.0 million are measured at fair value under the fair value option)	6,203.4	5,585.9
Total liabilities	127,524.8	129,743.0
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share - 3.0 million shares authorized, issued and outstanding in 2010 and 2009	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share - 10.0 million shares authorized, issued and outstanding in 2010 and 2009	0.1	0.1
Common stock, par value $.01 per share - 2,500.0 million shares authorized, 447.9 million and 447.0 million shares issued, and 319.8 million and 319.0 million shares outstanding in 2010 and 2009	4.5	4.5
Additional paid-in capital	9,525.8	9,492.9
Retained earnings	4,474.8	4,160.7
Accumulated other comprehensive loss	(351.0)	(1,042.0)
Treasury stock, at cost (128.1 million and 128.0 million shares in 2010 and 2009, respectively)	(4,724.7)	(4,722.7)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	8,929.5	7,893.5
Noncontrolling interest	142.2	122.9
Total stockholders’ equity	9,071.7	8,016.4
Total liabilities and stockholders’ equity	$136,596.5	$137,759.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Revenues
Premiums and other considerations	$868.2	$937.7	$1,747.1	$1,887.6
Fees and other revenues	554.8	515.2	1,122.4	988.7
Net investment income	877.0	860.1	1,740.0	1,688.6
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(11.9)	(20.8)	21.8	11.9
Total other-than-temporary impairment losses on available-for-sale securities	(107.1)	(200.9)	(191.7)	(347.5)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	52.6	66.5	58.0	117.1
Net impairment losses on available-for-sale securities	(54.5)	(134.4)	(133.7)	(230.4)
Net realized capital losses	(66.4)	(155.2)	(111.9)	(218.5)
Total revenues	2,233.6	2,157.8	4,497.6	4,346.4
Expenses
Benefits, claims and settlement expenses	1,337.0	1,334.3	2,612.3	2,640.9
Dividends to policyholders	55.0	62.9	111.5	126.4
Operating expenses	683.8	562.7	1,359.7	1,251.1
Total expenses	2,075.8	1,959.9	4,083.5	4,018.4
Income before income taxes	157.8	197.9	414.1	328.0
Income taxes	13.6	33.9	66.3	41.4
Net income	144.2	164.0	347.8	286.6
Net income attributable to noncontrolling interest	1.9	5.4	6.5	7.0
Net income attributable to Principal Financial Group, Inc.	142.3	158.6	341.3	279.6
Preferred stock dividends	8.3	8.3	16.5	16.5
Net income available to common stockholders	$134.0	$150.3	$324.8	$263.1

Earnings per common share
Basic earnings per common share	$0.42	$0.52	$1.02	$0.96

Diluted earnings per common share	$0.42	$0.52	$1.01	$0.95

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Noncontrolling interest	Total stockholders’ equity
	(in millions)
Balances at January 1, 2009	$—	$0.1	$3.9	$8,376.5	$3,722.5	$(4,911.6)	$(4,718.6)	$96.5	$2,569.3
Common stock issued	—	—	0.6	1,112.4	—	—	—	—	1,113.0
Stock-based compensation and additional related tax benefits	—	—	—	16.8	—	—	—	—	16.8
Treasury stock acquired, common	—	—	—	—	—	—	(3.7)	—	(3.7)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(22.4)	(22.4)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(45.9)	—	—	—	0.2	(45.7)
Effects of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	9.9	(9.9)	—	—	—
Comprehensive income:
Net income	—	—	—	—	279.6	—	—	7.0	286.6
Net unrealized gains, net	—	—	—	—	—	1,806.8	—	—	1,806.8
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(68.4)	—	—	(68.4)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	110.8	—	—	110.8
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	29.9	—	—	29.9
Comprehensive income									2,165.7
Balances at June 30, 2009	$—	$0.1	$4.5	$9,459.8	$3,995.5	$(3,042.4)	$(4,722.3)	$81.3	$5,776.5

Balances at January 1, 2010	$—	$0.1	$4.5	$9,492.9	$4,160.7	$(1,042.0)	$(4,722.7)	$122.9	$8,016.4
Common stock issued	—	—	—	9.1	—	—	—	—	9.1
Stock-based compensation and additional related tax benefits	—	—	—	23.8	—	—	—	—	23.8
Treasury stock acquired, common	—	—	—	—	—	—	(2.0)	—	(2.0)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3.8)	(3.8)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	16.6	16.6
Effects of implementation of accounting change related to variable interest entities, net	—	—	—	—	(10.7)	10.7	—	—	—
Comprehensive income:
Net income	—	—	—	—	341.3	—	—	6.5	347.8
Net unrealized gains, net	—	—	—	—	—	751.3	—	—	751.3
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(29.6)	—	—	(29.6)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(61.1)	—	—	(61.1)
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	19.7	—	—	19.7
Comprehensive income									1,028.1
Balances at June 30, 2010	$—	$0.1	$4.5	$9,525.8	$4,474.8	$(351.0)	$(4,724.7)	$142.2	$9,071.7

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2010	2009
	(in millions)
Operating activities
Net income	$347.8	$286.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	149.9	36.2
Additions to deferred policy acquisition costs	(247.9)	(253.3)
Accrued investment income	23.3	54.5
Net cash flows for trading securities	60.6	38.0
Premiums due and other receivables	(32.3)	(55.3)
Contractholder and policyholder liabilities and dividends	588.2	820.1
Current and deferred income taxes	16.8	149.0
Net realized capital losses	111.9	218.5
Depreciation and amortization expense	59.3	68.8
Mortgage loans held for sale, acquired or originated	(27.5)	(21.2)
Mortgage loans held for sale, sold or repaid, net of gain	29.2	26.0
Real estate acquired through operating activities	—	(16.6)
Real estate sold through operating activities	9.8	—
Stock-based compensation	23.3	16.5
Other	371.9	47.1
Net adjustments	1,136.5	1,128.3
Net cash provided by operating activities	1,484.3	1,414.9
Investing activities
Available-for-sale securities:
Purchases	(4,154.0)	(2,968.0)
Sales	1,169.9	1,623.7
Maturities	2,246.0	2,049.6
Mortgage loans acquired or originated	(437.3)	(181.1)
Mortgage loans sold or repaid	790.7	862.2
Real estate acquired	(18.6)	(42.1)
Real estate sold	—	1.3
Net purchases of property and equipment	(8.6)	(16.5)
Purchases of interest in subsidiaries, net of cash acquired	—	(45.7)
Net change in other investments	(21.1)	(50.6)
Net cash provided by (used in) investing activities	$(433.0)	$1,232.8

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows — (continued)

(Unaudited)

	For the six months ended June 30,
	2010	2009
	(in millions)
Financing activities
Issuance of common stock	$9.1	$1,154.4
Acquisition of treasury stock	(2.0)	(3.7)
Proceeds from financing element derivatives	39.5	77.9
Payments for financing element derivatives	(22.7)	(43.7)
Excess tax benefits from share-based payment arrangements	0.8	0.2
Dividends to preferred stockholders	(16.5)	(16.5)
Issuance of long-term debt	1.1	750.0
Principal repayments of long-term debt	(6.4)	(21.7)
Net proceeds from (repayments of) short-term borrowings	28.0	(345.7)
Investment contract deposits	2,133.0	2,681.1
Investment contract withdrawals	(3,663.1)	(5,224.4)
Net increase in banking operation deposits	37.0	68.1
Other	(2.2)	(3.2)
Net cash used in financing activities	(1,464.4)	(927.2)
Net increase (decrease) in cash and cash equivalents	(413.1)	1,720.5
Cash and cash equivalents at beginning of period	2,240.4	2,608.0
Cash and cash equivalents at end of period	$1,827.3	$4,328.5

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2009, included in our Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2009, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires new and expanded disclosures related to the credit quality of financing receivables and the allowance for credit losses. Reporting entities are required to provide qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables. The disclosures are required to be presented on a disaggregated basis by portfolio segment and class of financing receivable. Disclosures required by the guidance that relate to the end of a reporting period will be effective for us in the December 31, 2010, consolidated financial statements. Disclosures required by the guidance that relate to an activity that occurs during a reporting period will be effective for us on January 1, 2011. We do not anticipate this guidance will have a material impact on our consolidated financial statements.

In April 2010, the FASB issued authoritative guidance addressing how investments held through the separate accounts of an insurance entity affect the entity’s consolidation analysis. This guidance clarifies that an insurance entity should not consider any separate account interests held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. This guidance will be effective for us on January 1, 2011, and will not have a material impact on our consolidated financial statements.

In March 2010, the FASB issued authoritative guidance that amends and clarifies the guidance on evaluation of credit derivatives embedded in beneficial interests in securitized financial assets, including asset-backed securities, credit-linked notes, collateralized loan obligations and collateralized debt obligations (“CDOs”). This guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. This guidance will be effective for us on July 1, 2010. Upon adoption of the guidance, we will elect the fair value option for our fixed maturities within the scope of this guidance, effectively reclassifying them from available-for-sale to trading, and will record a cumulative effect adjustment for the amount of unrealized gains or losses on these fixed maturities, net of tax and deferred policy acquisition costs (“DPAC”). We expect the cumulative change in accounting principle to result in a net $25.4 million decrease to retained earnings, with a corresponding increase to accumulated other comprehensive income.

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
June 30, 2010
(Unaudited)

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

Separate Accounts

At June 30, 2010 and December 31, 2009, the separate accounts include a separate account valued at $170.8 million and $191.5 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Variable Interest Entities

We have relationships with and may have a variable interest in various types of special purpose entities. Following is a discussion of our interest in entities that meet the definition of a VIE. When we are the primary beneficiary we are required to consolidate the entity in our financial statements. On January 1, 2010, we adopted authoritative guidance that changed the method of determining the primary beneficiary of a VIE. Prior to January 1, 2010, the primary beneficiary was the enterprise who absorbed the majority of the entity’s expected losses, received a majority of the expected residual returns or both. The new guidance identifies the primary beneficiary of a VIE as the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires ongoing assessment of whether we are the primary beneficiary of a VIE. See further discussion of the adoption in Note 1, Nature of Operations and Significant Accounting Policies.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

2. Variable Interest Entities — (continued)

Consolidated Variable Interest Entities

Grantor Trusts

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

Collateralized Private Investment Vehicles

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

Prior to January 1, 2010, we determined we were the primary beneficiary of a certain number of these entities due to the nature of our direct investment in the VIEs. As of December 31, 2009, we consolidated five collateralized private investment vehicles with assets of $135.7 million. Upon adoption of the new accounting guidance as of January 1, 2010, we determined we were no longer the primary beneficiary of three of these entities with assets of $65.4 million. For these three entities, we do not control the decisions affecting the economic performance of the entities and we were not involved with the design of the entities. As of June 30, 2010, we continue to hold $53.8 million of investments in these entities classified on the consolidated statements of financial position as fixed maturities, available-for-sale or fixed maturities, trading. We also determined we are the primary beneficiary of two additional collateralized private investment vehicles. For all the collateralized structures consolidated as of June 30, 2010, we are the primary beneficiary because we act as the investment manager of the underlying portfolio and we have an ownership interest.

Commercial Mortgage-Backed Securities

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

Hedge Funds

We are a general partner with an insignificant equity ownership in various hedge funds. These entities are deemed VIEs due to the equity owners not having decision-making ability. Before January 1, 2010, we consolidated these VIEs due to our related parties’ ownership. Beginning January 1, 2010, we continue to consolidate these entities due to our control through our management relationship, related party ownership and our fee structure in certain of these funds. These entities contain various fixed maturities held as available-for-sale and trading and equity securities held as trading.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

2. Variable Interest Entities — (continued)

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

	Grantor trusts	Collateralized private investment vehicles	CMBS	Hedge funds (2)	Total
	(in millions)
June 30, 2010
Fixed maturities, available-for-sale	$234.4	$14.4	$—	$—	$248.8
Fixed maturities, trading	—	162.7	—	—	162.7
Equity securities, trading	—	—	—	80.1	80.1
Other investments	—	—	130.4	0.2	130.6
Cash and cash equivalents	—	55.0	—	92.6	147.6
Accrued investment income	0.5	0.1	0.9	—	1.5
Premiums due and other receivables	—	1.5	—	23.4	24.9
Total assets	$234.9	$233.7	$131.3	$196.3	$796.2
Deferred income taxes	$2.5	$—	$—	$—	$2.5
Other liabilities (1)	125.8	161.5	100.1	63.8	451.2
Total liabilities	$128.3	$161.5	$100.1	$63.8	$453.7

(1)   Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; collateralized private investment vehicles include derivative liabilities, financial guarantees and obligation to redeem notes at maturity or termination of the trust; CMBS includes obligation to the bondholders; and hedge funds include liabilities to securities brokers.

(2)   The consolidated statements of financial position included a $131.8 million noncontrolling interest for hedge funds.

We did not provide financial or other support to investees designated as VIEs during the three or six months ended June 30, 2010.

Unconsolidated Variable Interest Entities

We hold a significant variable interest in a number of VIEs where we are not the primary beneficiary. Our investments in securities issued by these VIEs are reported in fixed maturities, available-for-sale and fixed maturities, trading in the consolidated statements of financial position and are described below.

VIEs include CMBS, residential mortgage-backed securities and asset-backed securities. All of these entities were deemed VIEs upon the removal of the QSPE scope exception because the equity within these entities is insufficient to sustain them. We currently are not the primary beneficiary in any of the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security that controls the unilateral right to replace the special servicer or equivalent function.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

2. Variable Interest Entities — (continued)

The carrying value and maximum loss exposure for our unconsolidated VIEs are as follows:

	Asset carrying value	Maximum exposure to loss (1)
	(in millions)
June 30, 2010
Fixed maturities, available-for-sale:
Corporate	$415.9	$356.4
Residential mortgage-backed securities	3,062.4	2,925.3
Commercial mortgage-backed securities	3,848.2	4,757.0
Collateralized debt obligations	353.5	544.4
Other debt obligations	3,063.5	3,162.2
Fixed maturities, trading:
Residential mortgage-backed securities	144.1	144.1
Commercial mortgage-backed securities	3.4	3.4
Collateralized debt obligations	7.8	7.8
Other debt obligations	164.6	164.6

(1) Our risk of loss is limited to our initial investment measured at amortized cost.

3. Investments

Fixed Maturities and Equity Securities

Fixed maturities include bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Equity securities include mutual funds, common stock and nonredeemable preferred stock. We classify fixed maturities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 9, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments related to DPAC, sales inducements, unearned revenue reserves, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to hedged portions of available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). We also have trading securities portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. Mark-to-market adjustments related to these trading securities are reflected in net investment income.

The cost of fixed maturities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturities and equity securities classified as available-for-sale is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are primarily reported in net income as a component of net realized capital gains (losses), with noncredit impairment losses for certain fixed maturities, available-for-sale reported in other comprehensive income (“OCI”). For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated cash flows.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

3. Investments — (continued)

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in OCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
	(in millions)
June 30, 2010
Fixed maturities, available-for-sale:
U.S. government and agencies	$587.1	$21.9	$—	$—	$609.0
Non-U.S. governments	719.4	129.4	0.1	—	848.7
States and political subdivisions	2,283.5	82.1	7.5	—	2,358.1
Corporate	32,918.5	1,938.1	742.3	27.6	34,086.7
Residential mortgage-backed securities	2,925.3	137.8	0.7	—	3,062.4
Commercial mortgage-backed securities	4,757.0	74.9	793.9	189.8	3,848.2
Collateralized debt obligations	544.4	1.1	155.3	36.7	353.5
Other debt obligations	3,162.2	73.2	89.6	82.3	3,063.5
Total fixed maturities, available-for-sale	$47,897.4	$2,458.5	$1,789.4	$336.4	$48,230.1
Total equity securities, available-for-sale	$194.7	$6.2	$29.6		$171.3
December 31, 2009
Fixed maturities, available-for-sale:
U.S. government and agencies	$550.1	$9.1	$0.5	$—	$558.7
Non-U.S. governments	741.5	114.8	1.4	—	854.9
States and political subdivisions	2,008.7	53.4	13.5	—	2,048.6
Corporate	32,767.0	1,296.8	1,075.0	58.0	32,930.8
Residential mortgage-backed securities	3,049.5	87.4	3.8	—	3,133.1
Commercial mortgage-backed securities	4,898.0	20.9	1,211.5	107.7	3,599.7
Collateralized debt obligations	607.5	1.8	200.7	39.0	369.6
Other debt obligations	2,994.1	34.6	229.8	73.7	2,725.2
Total fixed maturities, available-for-sale	$47,616.4	$1,618.8	$2,736.2	$278.4	$46,220.6
Total equity securities, available-for-sale	$231.1	$17.2	$34.3		$214.0

The amortized cost and fair value of fixed maturities available-for-sale as of June 30, 2010, by contractual maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,336.8	$2,378.2
Due after one year through five years	13,519.2	14,066.3
Due after five years through ten years	9,289.3	9,735.4
Due after ten years	11,363.2	11,722.6
Subtotal	36,508.5	37,902.5
Mortgage-backed and other asset-backed securities	11,388.9	10,327.6
Total	$47,897.4	$48,230.1

Actual maturities may differ because issuers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

3. Investments — (continued)

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, gains and losses related to other-than-temporary impairments, certain trading securities, certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance and impairments of real estate held for investment are reported as net realized capital gains (losses). Investment gains and losses on sales of certain real estate held for sale, which do not meet the criteria for classification as a discontinued operation, are reported as net investment income and are excluded from net realized capital gains (losses). We also have trading securities portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities for which the mark-to-market adjustments are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$21.8	$14.2	$40.8	$63.6
Gross losses	(129.4)	(193.6)	(223.0)	(350.4)
Portion of other-than-temporary impairment losses recognized in OCI	52.6	66.5	58.0	117.1
Hedging, net	129.9	(180.2)	176.6	(233.6)
Fixed maturities, trading	4.0	18.2	14.5	41.8
Equity securities, available-for-sale:
Gross gains	0.3	5.7	7.8	12.5
Gross losses	(0.6)	(13.5)	(2.1)	(14.1)
Equity securities, trading	(0.1)	20.3	7.8	10.7
Mortgage loans	(82.4)	(41.1)	(108.4)	(76.6)
Derivatives	(157.2)	193.9	(206.9)	262.1
Other	94.7	(45.6)	123.0	(51.6)
Net realized capital losses	$(66.4)	$(155.2)	$(111.9)	$(218.5)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $0.5 billion and $0.7 billion for the three months ended June 30, 2010 and 2009, and $1.1 billion and $1.6 billion for the six months ended June 30, 2010 and 2009, respectively.

Other-Than-Temporary Impairments

We have a process in place to identify fixed maturities and equity securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

Each reporting period, all securities are reviewed to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent we determine that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

3. Investments — (continued)

Impairment losses on equity securities are recognized in net income. The way in which impairment losses on fixed maturities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, we recognize an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion in net income and the noncredit loss portion in OCI.

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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Fixed maturities, available-for-sale	$(106.9)	$(193.1)	$(195.5)	$(345.8)
Equity securities, available-for-sale	(0.2)	(7.8)	3.8	(1.7)
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	$(107.1)	$(200.9)	$(191.7)	$(347.5)

The other-than-temporary impairments on fixed maturities for which an amount related to credit losses was recognized in net realized capital gains (losses) and an amount related to noncredit losses was recognized in OCI is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Total other-than-temporary impairments on fixed maturities for which an amount related to noncredit losses was recognized in OCI (1)	$(94.8)	$(100.1)	$(158.6)	$(199.3)
Noncredit loss recognized in OCI	52.6	66.5	58.0	117.1
Credit loss impairment recognized in net realized capital losses	$(42.2)	$(33.6)	$(100.6)	$(82.2)

(1)  For the three months ended June 30, 2010 and 2009, total other-than-temporary impairment losses on available-for-sale securities reported in the consolidated statements of operations also include $12.1 million and $93.0 million, respectively, of impairment losses, net of recoveries from the sale of previously impaired securities, on fixed maturities and $0.2 million and $7.8 million, respectively, of impairment losses, net of recoveries from the sale of previously impaired securities, on equity securities for which total impairment losses are recognized in net income.

For the six months ended June 30, 2010 and 2009, total other-than-temporary impairment losses on available-for-sale securities reported in the consolidated statements of operations also include $36.9 million and $146.5 million, respectively, of impairment losses, net of recoveries from the sale of previously impaired securities, on fixed maturities and $3.8 million of net recoveries from the sale of previously impaired securities and $1.7 million of impairment losses, net of recoveries from the sale of previously impaired securities, respectively, on equity securities for which total impairment losses are recognized in net income.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

3. Investments — (continued)

The following table provides a rollforward of credit losses on fixed maturities recognized in net income (“bifurcated credit losses”) for which a portion of an other-than-temporary impairment was recognized in OCI. The purpose of the table is to provide detail of (1) additions to the bifurcated credit loss amounts recognized for the period and (2) decrements for previously recognized bifurcated credit losses where the loss is no longer bifurcated and/or there has been a positive change in expected cash flows or accretion of the bifurcated credit loss amount.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Beginning balance	$(262.7)	$(67.1)	$(204.7)	$(18.5)
Credit losses for which an other-than-temporary impairment was not previously recognized	(39.4)	(24.3)	(94.2)	(72.3)
Credit losses for which an other-than-temporary impairment was previously recognized	(23.9)	(9.6)	(46.1)	(10.2)
Reduction for credit losses previously recognized on securities now sold or intended to be sold	21.1	0.3	39.7	0.3
Reduction for positive changes in cash flows expected to be collected and amortization (1)	1.9	0.1	2.3	0.1
Ending balance	$(303.0)	$(100.6)	$(303.0)	$(100.6)

(1) Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, as of June 30, 2010, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities were in a continuous unrealized loss position are summarized as follows:

	June 30, 2010
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$11.2	$—	$—	$—	$11.2	$—
Non-U.S. governments	8.4	0.1	—	—	8.4	0.1
States and political subdivisions	150.3	2.6	139.6	4.9	289.9	7.5
Corporate	1,718.5	67.7	5,250.9	702.2	6,969.4	769.9
Residential mortgage-backed securities	142.7	0.6	0.6	0.1	143.3	0.7
Commercial mortgage-backed securities	313.4	5.5	1,698.3	978.2	2,011.7	983.7
Collateralized debt obligations	1.5	0.4	338.4	191.6	339.9	192.0
Other debt obligations	252.0	2.0	749.9	169.9	1,001.9	171.9
Total fixed maturities, available-for-sale	$2,598.0	$78.9	$8,177.7	$2,046.9	$10,775.7	$2,125.8
Total equity securities, available-for-sale	$17.6	$6.7	$92.9	$22.9	$110.5	$29.6

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $10,499.3 million in available-for-sale fixed maturities with gross unrealized losses of $2,081.5 million. Principal Life’s consolidated portfolio consists of fixed maturities where 75% were investment grade (rated AAA through BBB-) with an average price of 83 (carrying value/amortized cost) at June 30, 2010. Gross unrealized losses in our fixed maturities portfolio decreased during the first half of 2010, primarily due to a decline in interest rates. The decrease is primarily attributed to the corporate and commercial mortgage-backed securities sectors.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

3. Investments — (continued)

For those securities that had been in a loss position for less than twelve months, Principal Life’s consolidated portfolio held 294 securities with a carrying value of $2,587.9 million and unrealized losses of $78.8 million reflecting an average price of 97 at June 30, 2010. Of this portfolio, 86% was investment grade (rated AAA through BBB-) at June 30, 2010, with associated unrealized losses of $52.7 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 1,077 securities with a carrying value of $7,911.4 million and unrealized losses of $2,002.7 million. The average rating of this portfolio was BBB+ with an average price of 80 at June 30, 2010. Of the $ 2,002.7 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $978.2 million in unrealized losses with an average price of 63 and an average credit rating of A-. The remaining unrealized losses consist primarily of $657.9 million within the corporate sector at June 30, 2010. The average price of the corporate sector was 88 and the average credit rating was BBB. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, as of December 31, 2009, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities were in a continuous unrealized loss position are summarized as follows:

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

Of the total amounts, Principal Life’s consolidated portfolio represented $14,979.2 million in available-for-sale fixed maturities with unrealized losses of $2,928.9 million. Principal Life’s consolidated portfolio consists of fixed maturities where 83% were investment grade (rated AAA through BBB-) with an average price of 84 (carrying value/amortized cost) at December 31, 2009. Due to the credit disruption that began in the last half of 2007 and continued into first quarter of 2009, which reduced liquidity and led to wider credit spreads, we saw an increase in unrealized losses in our securities portfolio. The unrealized losses were more pronounced in the corporate sector and in structured products, such as commercial mortgage-backed securities, collateralized debt obligations and asset-backed securities (included in other debt obligations). During the second quarter of 2009 and continuing through the end of the year, a narrowing of credit spreads and improvement in liquidity resulted in a decrease in the unrealized losses in our securities portfolio relative to year-end 2008.

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

June 30, 2010
(Unaudited)

3. Investments — (continued)

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

Because it was not our intent to sell the fixed maturities, available-for-sale with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at June 30, 2010 and December 31, 2009.

Net Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Instruments

The net unrealized gains and losses on investments in fixed maturities, available-for-sale; equity securities, available-for-sale and derivative instruments are reported as a separate component of stockholders’ equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities and derivative instruments net of adjustments related to DPAC, sales inducements, unearned revenue reserves, changes in policyholder benefits and claims and applicable income taxes was as follows:

	June 30, 2010	December 31, 2009
	(in millions)
Net unrealized gains (losses) on fixed maturities, available-for-sale (1)	$644.9	$(1,117.4)
Noncredit component of impairment losses on fixed maturities, available-for-sale	(336.4)	(260.9)
Net unrealized losses on equity securities, available-for-sale	(23.4)	(17.1)
Adjustments for assumed changes in amortization patterns	(163.2)	211.9
Adjustments for assumed changes in liability for policyholder benefits and claims	(209.6)	(75.7)
Net unrealized gains on derivative instruments	65.9	16.8
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	121.6	214.1
Provision for deferred income tax benefits (taxes)	(18.6)	397.7
Effect of implementation of accounting change related to variable interest entities, net	10.7	—
Effect of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	—	(9.9)
Net unrealized gains (losses) on available-for-sale securities and derivative instruments	$91.9	$(640.5)

(1)     Excludes net unrealized gains (losses) on hedged portions of fixed maturities, available-for-sale included in fair value hedging relationships.

Securities Posted as Collateral

We posted $1,012.7 million in fixed maturities as of June 30, 2010, to satisfy collateral requirements primarily associated with a reinsurance arrangement and our derivative credit support annex (collateral) agreements. In addition, we posted $1,679.2 million in commercial mortgage loans as of June 30, 2010, to satisfy collateral requirements associated with our obligation under funding agreements with the Federal Home Loan Bank of Des Moines.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

June 30, 2010
(Unaudited)

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

A swaption is an option to enter into an interest rate swap at a future date. We purchase swaptions to offset existing exposures. We have also written these options and received a premium in order to transform our callable liabilities into fixed term liabilities. Swaptions provide us the benefit of the agreed-upon strike rate if the market rates for liabilities are higher, with the flexibility to enter into the current market rate swap if the market rates for liabilities are lower. Swaptions not only hedge against the downside risk, but also allow us to take advantage of any upside benefits.

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

Foreign Exchange Contracts

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements we issue, foreign currency-denominated fixed maturities we invest in and our investment in and net income of our international operations. We may use currency swaps and currency forwards to hedge foreign currency risk.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

June 30, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

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

Other Contracts

Commodity Swaps. Commodity swaps are used to sell or buy protection on commodity prices in return for receiving or paying a quarterly premium. We have purchased secured limited recourse notes from VIEs that are consolidated in our financial results. These VIEs used a commodity swap to enhance the return on an investment portfolio by selling protection on a static portfolio of commodity trigger swaps, each referencing a base or precious metal. The portfolio of commodity trigger swaps was a portfolio of deep out-of-the-money European puts on various base or precious metals. The VIEs provided mezzanine protection that the average spot rate would not fall below a certain trigger price on each commodity trigger swap in the portfolio and received guaranteed quarterly premiums in return until maturity. At the same time the VIEs entered into this synthetic transaction, they bought a quality cash bond to match against the commodity swaps.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

June 30, 2010

(Unaudited)

4. Derivative Financial Instruments — (continued)

Embedded Derivatives. We purchase or issue certain financial instruments or products that contain a derivative instrument that is embedded in the financial instrument or product. When it is determined that the embedded derivative possesses economic characteristics that are not clearly or closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host instrument for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated statements of financial position, is carried at fair value.

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

We posted $306.9 million and $273.7 million in cash and securities under collateral arrangements as of June 30, 2010, and December 31, 2009, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the rating on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of June 30, 2010, and December 31, 2009, was $1,401.8 million and $1,139.7 million, respectively. With respect to these derivatives, we posted collateral of $306.9 million and $273.7 million as of June 30, 2010 and December 31, 2009, respectively, in the normal course of business, which reflects netting under derivative credit support annex agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2010, we would be required to post an additional $33.1 million of collateral to our counterparties.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

June 30, 2010

(Unaudited)

4. Derivative Financial Instruments — (continued)

As of June 30, 2010, and December 31, 2009, we had received $242.2 million and $353.4 million, respectively, of cash collateral associated with our derivative credit support annex agreements. The cash collateral is included in other assets on the consolidated statements of financial position, with a corresponding liability reflecting our obligation to return the collateral recorded in other liabilities.

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

	June 30, 2010	December 31, 2009
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$20,880.1	$19,588.6
Interest rate collars	500.0	—
Swaptions	68.5	—
Futures	0.3	43.3
Foreign exchange contracts:
Foreign currency swaps	4,977.4	5,284.4
Currency forwards	76.7	91.5
Equity contracts:
Options	973.1	818.2
Futures	0.1	84.6
Credit contracts:
Credit default swaps	1,607.4	1,586.4
Other contracts:
Embedded derivative financial instruments	3,598.4	3,344.5
Commodity swaps	—	40.0
Total notional amounts at end of period	$32,682.0	$30,881.5

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$774.2	$579.1
Interest rate collars	15.1	—
Swaptions	0.1	—
Foreign exchange contracts:
Foreign currency swaps	415.5	594.4
Currency forwards	—	3.8
Equity contracts:
Options	240.7	149.8
Credit contracts:
Credit default swaps	11.3	15.5
Total gross credit exposure	1,456.9	1,342.6
Less: collateral received	270.6	395.6
Net credit exposure	$1,186.3	$947.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

June 30, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$100.5	$81.5	$468.5	$309.1
Foreign exchange contracts	348.9	444.4	151.7	240.6
Total derivatives designated as hedging instruments	$449.4	$525.9	$620.2	$549.7

Derivatives not designated as hedging instruments
Interest rate contracts	$620.6	$433.5	$531.4	$336.8
Foreign exchange contracts	67.9	107.5	79.3	75.0
Equity contracts	240.7	149.8	—	—
Credit contracts	11.3	15.5	222.3	84.0
Other contracts	—	—	206.2	128.1
Total derivatives not designated as hedging instruments	$940.5	$706.3	$1,039.2	$623.9

Total derivative instruments	$1,389.9	$1,232.2	$1,659.4	$1,173.6

(1)         The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)         The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $78.2 million and $23.6 million as of June 30, 2010, and December 31, 2009, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $10.0 million and $47.0 million as of June 30, 2010, and December 31, 2009, respectively. These credit derivative transactions had a net asset (liability) fair value of $(0.7) million and $2.4 million as of June 30, 2010, and December 31, 2009, respectively. Our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

We purchased certain investment structures with embedded credit features that are fully consolidated into our financial statements. This consolidation results in recognition of the underlying credit derivatives and collateral within the structure, typically high quality fixed maturities that are owned by a special purpose vehicle. These credit derivatives reference a single name or several names in a basket structure. In the event of default, the collateral within the structure would typically be liquidated to pay the claims of the credit derivative counterparty.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

June 30, 2010

(Unaudited)

4. Derivative Financial Instruments — (continued)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	June 30, 2010
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$135.0	$(1.7)	$135.0	4.4
A	589.0	(7.0)	589.0	3.2
BBB	185.0	(2.0)	185.0	1.5
BB	10.0	—	10.0	0.3
Structured finance
B	25.9	(22.5)	25.9	6.4
CCC	22.0	(20.7)	22.0	9.9
Total single name credit default swaps	966.9	(53.9)	966.9	3.2

Basket and index credit default swaps
Corporate debt
A	6.0	(0.6)	6.0	1.5
CCC (1)	170.0	(142.0)	170.0	6.4
Government/municipalities
A	40.0	(12.5)	40.0	5.9
Structured finance
AA	20.0	(5.0)	20.0	4.9
BBB	5.0	(1.1)	5.0	15.4
Total basket and index credit default swaps	241.0	(161.2)	241.0	6.2
Total credit default swap protection sold	$1,207.9	$(215.1)	$1,207.9	3.8

(1)         The increase from December 31, 2009, resulted from the consolidation of additional collateralized private investment vehicles due to our implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

June 30, 2010

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

We also have invested in available-for-sale fixed maturities that contain credit default swaps that do not require bifurcation. These securities are subject to the credit risk of the issuer, normally a special purpose vehicle, which consists of the underlying credit default swaps and high quality fixed maturities that serve as collateral. A default event occurs if the cumulative losses exceed a specified attachment point, which is typically not the first loss of the portfolio. If a default event occurs that exceeds the specified attachment point, our investment may not be fully returned. We would have no future potential payments under these investments. The following tables show, by the types of referenced/underlying asset class and external rating, our available-for-sale fixed maturities with nonbifurcatable embedded credit derivatives.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

	June 30, 2010
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
AA	$15.0	$14.4	0.2
BB	25.0	17.4	6.5
CCC	50.0	42.2	2.6
C	12.2	0.8	5.8
Total corporate debt	102.2	74.8	3.6
Structured finance
AA	9.5	4.4	8.4
A	7.0	5.5	6.3
BBB	33.6	22.9	6.3
BB	39.8	20.2	5.8
B	5.4	2.6	6.9
CCC	3.7	2.9	6.5
CC	4.8	0.7	7.7
C	15.3	3.9	14.6
Total structured finance	119.1	63.1	7.5
Total fixed maturities with credit derivatives	$221.3	$137.9	5.7

	December 31, 2009
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
AA	$15.0	$14.3	0.7
A	15.0	14.6	0.3
BBB	5.0	4.9	0.3
BB	48.9	42.9	3.5
CCC	51.4	43.8	4.5
C	22.7	6.5	6.6
Total corporate debt	158.0	127.0	3.9
Structured finance
AA	9.5	5.6	9.1
A	7.0	5.0	6.8
BBB	41.1	23.2	6.8
BB	32.6	17.4	7.3
B	7.4	3.1	7.3
CCC	16.1	5.7	19.4
CC	18.0	0.8	7.8
C	10.8	3.3	12.9
Total structured finance	142.5	64.1	11.2
Total fixed maturities with credit derivatives	$300.5	$191.1	8.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

June 30, 2010

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

The following table shows the effect of derivatives in fair value hedging relationships and the related hedged items on the consolidated statements of operations. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Derivatives in fair value hedging	Amount of gain (loss) recognized in net income on derivatives for the three months ended June 30, (1)		Hedged items in fair value	Amount of gain (loss) recognized in net income on related hedged item for the three months ended June 30, (1)
relationships	2010	2009	hedging relationships	2010	2009
	(in millions)			(in millions)
Interest rate contracts	$(116.8)	$194.7	Fixed maturities, available-for-sale	$113.8	$(174.5)
Interest rate contracts	(4.8)	(27.8)	Investment-type insurance contracts	7.7	34.2
Foreign exchange contracts	6.3	(8.6)	Fixed maturities, available-for-sale	(5.6)	3.7
Foreign exchange contracts	(5.0)	100.0	Investment-type insurance contracts	7.0	(95.4)
Total	$(120.3)	$258.3	Total	$122.9	$(232.0)

Derivatives in fair value hedging	Amount of gain (loss) recognized in net income on derivatives for the six months ended June 30, (1)		Hedged items in fair value	Amount of gain (loss) recognized in net income on related hedged item for the six months ended June 30, (1)
relationships	2010	2009	hedging relationships	2010	2009
	(in millions)			(in millions)
Interest rate contracts	$(153.3)	$259.1	Fixed maturities, available-for-sale	$149.9	$(237.4)
Interest rate contracts	1.7	(21.7)	Investment-type insurance contracts	1.6	31.2
Foreign exchange contracts	10.9	(6.5)	Fixed maturities, available-for-sale	(9.6)	6.4
Foreign exchange contracts	(43.4)	112.4	Investment-type insurance contracts	44.7	(98.4)
Total	$(184.1)	$343.3	Total	$186.6	$(298.2)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

(1)          The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the three months ended June 30,		Amount of gain (loss) for the six months ended June 30,
Hedged item	2010	2009	2010	2009
	(in millions)
Fixed maturities, available-for-sale (1)	$(40.5)	$(36.1)	$(82.4)	$(63.7)
Investment-type insurance contracts (2)	21.2	27.8	42.7	53.6

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

The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 10.0 years. At June 30, 2010, we had $93.4 million of gross unrealized gains reported in accumulated other comprehensive income (“AOCI”) on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. No amounts were reclassified from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the three and six months ended June 30, 2010. During both the three and six months ended June 30, 2009, $40.4 million of gross unrealized losses were reclassified from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows of a forecasted liability issuance were probable of not occurring.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Derivatives in cash flow hedging		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the three months ended June 30,		Location of gain (loss) reclassified from AOCI into net income	Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the three months ended June 30,
relationships	Related hedged item	2010	2009	(effective portion)	2010	2009
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(20.8)	$(39.1)	Net investment income	$1.6	$1.3
				Net realized capital gains (losses)	—	(0.6)
Interest rate contracts	Investment-type insurance contracts	40.9	44.3	Benefits, claims and settlement expenses	(0.2)	(0.2)
Interest rate contracts	Debt	—	17.5	Operating expense	(1.2)	(0.5)
Foreign exchange contracts	Fixed maturities, available-for-sale	173.8	(175.4)	Net investment income	—	—
Foreign exchange contracts	Investment-type insurance contracts	(167.7)	163.3	Benefits, claims and settlement expenses	(1.5)	(1.9)
				Net realized capital gains (losses)	—	(3.8)
Total		$26.2	$10.6	Total	$(1.3)	$(5.7)

Derivatives in cash flow hedging		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the six months ended June 30,		Location of gain (loss) reclassified from AOCI into net income	Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the six months ended June 30,
relationships	Related hedged item	2010	2009	(effective portion)	2010	2009
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(27.2)	$(0.4)	Net investment income	$3.3	$2.4
				Net realized capital gains (losses)	—	(0.6)
Interest rate contracts	Investment-type insurance contracts	43.5	51.5	Benefits, claims and settlement expenses	(0.5)	(0.5)
Interest rate contracts	Debt	—	30.6	Operating expense	(2.3)	(0.4)
Foreign exchange contracts	Fixed maturities, available-for-sale	267.8	(169.5)	Net investment income	—	—
Foreign exchange contracts	Investment-type insurance contracts	(243.3)	72.2	Benefits, claims and settlement expenses	(3.0)	(2.6)
				Net realized capital gains (losses)	—	22.9
Total		$40.8	$(15.6)	Total	$(2.5)	$21.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

4. Derivative Financial Instruments — (continued)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the three months ended June 30,		Amount of gain (loss) for the six months ended June 30,
Hedged item	2010	2009	2010	2009
	(in millions)
Fixed maturities, available-for-sale (1)	$2.0	$4.3	$6.0	$8.1
Investment-type insurance contracts (2)	(3.3)	(5.4)	(7.3)	(9.0)

(1)          Reported in net investment income on the consolidated statements of operations.

(2)          Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of interest rate contracts in cash flow hedging relationships was zero for both the three and six months ended June 30, 2010 and 2009. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $1.1 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, and $1.5 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively.

We expect to reclassify net gains of $20.9 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net deferred losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Net Investment in Foreign Operations Hedges

From time to time, we take measures to hedge our net investments in our foreign subsidiaries from currency risks. We did not use any currency forwards during 2010 or 2009 to hedge our net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

Our use of futures, certain swaptions and swaps, collars, options and forwards are effective from an economic standpoint, but they have not been designated as hedges for financial reporting purposes. As such, periodic changes in the market value of these instruments, which includes mark-to-market gains and losses as well as periodic and final settlements, primarily flow directly into net realized capital gains (losses) on the consolidated statements of operations. Gains and losses on certain derivatives used in relation to certain trading portfolios are reported in net investment income on the consolidated statements of operations.

The following tables show the effect of derivatives not designated as hedging instruments, including market value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations.

	Amount of gain (loss) recognized in net income on derivatives for the three months ended June 30,		Amount of gain (loss) recognized in net income on derivatives for the six months ended June 30,
Derivatives not designated as hedging instruments	2010	2009	2010	2009
	(in millions)
Interest rate contracts	$(5.2)	$(71.7)	$17.9	$(95.1)
Foreign exchange contracts	(57.3)	103.9	(78.9)	96.0
Equity contracts	65.6	(71.5)	50.9	(68.5)
Credit contracts	(19.1)	72.9	(17.2)	48.3
Other contracts (1)	(75.6)	16.8	(67.7)	25.9
Total	$(91.6)	$50.4	$(95.0)	$6.6

(1)          Primarily includes the change in fair value of embedded derivatives.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

5. Federal Income Taxes

The effective income tax rate for the three months ended June 30, 2010, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to a realized capital gain on the restructuring of an equity method investment that is eligible for the indefinite investment exception and income tax deductions allowed for corporate dividends received.

The effective income tax rate for the six months ended June 30, 2010, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, a realized capital gain on the restructuring of an equity method investment that is eligible for the indefinite investment exception and taxes on our share of earnings generated from equity method investments reflected in net investment income.

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

We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations (“CFCs”) for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs (“Subpart F income”) even if the income is not currently distributed. A temporary exception (the “active financing exception”) was applicable prior to January 1, 2010, to avoid the current recognition of Subpart F income derived in the active conduct of a banking, financing, insurance or similar business. As of June 30, 2010, the U.S. Congress and the President have yet to enact extenders legislation. The tax impact of Subpart F income is immaterial. If extenders legislation is enacted in 2010, we will reverse any tax expense subject to the active financing exception during the quarter of enactment, assuming the legislation is retroactive to January 1, 2010.

The Internal Revenue Service is currently auditing our federal income tax returns for the years 2004 through 2008. We do not expect the results of these audits or developments in other tax areas to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur. Consistent with December 31, 2009, we estimate that it is reasonably possible that the amount of our unrecognized tax benefit could increase $0.0 to $11.0 million within the next twelve months.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

6. Employee and Agent Benefits — (continued)

	Pension benefits		Other postretirement benefits
	For the six months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Service cost	$22.8	$25.6	$5.6	$5.6
Interest cost	52.8	50.4	10.6	9.8
Expected return on plan assets	(49.2)	(39.8)	(15.0)	(13.0)
Amortization of prior service benefit	(5.0)	(3.8)	(1.0)	(1.0)
Recognized net actuarial loss	33.8	46.4	2.4	4.8
Net periodic benefit cost	$55.2	$78.8	$2.6	$6.2

The reduction in net periodic benefit cost for both the three and six months ended June 30, 2010, compared to June 30, 2009, reflects that in 2009 the return on plan assets was greater than expected, resulting in an actuarial gain and higher than expected plan assets at December 31, 2009. The higher asset value increased the expected return on plan assets in 2010 and the actuarial gain reduced the previous actuarial loss and its amortization in 2010.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2010 will be zero so we will not be required to fund our qualified pension plan during 2010. However, it is possible that we may fund the qualified and nonqualified pension plans in 2010 for a combined total of $20.0 million to $75.0 million. During both the three and six months ended June 30, 2010, we contributed $20.0 million to these plans.

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

On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life. Principal Life’s motion to transfer venue was granted and the case is now pending in the Southern District of Iowa. The complaint alleged, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives “revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans” and allegedly failed to use the revenue to defray the expenses of the services provided to the plans. Plaintiff further alleged that these acts constitute prohibited transactions under ERISA. Plaintiff sought to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained “revenue sharing” fees from mutual funds. On August 27, 2008, the plaintiff’s motion for class certification was denied. The plaintiff’s new motion for class certification, filed May 11, 2009, was stricken by the court on March 31, 2010. Principal Life continues to aggressively defend the lawsuit.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

7. Contingencies, Guarantees and Indemnifications — (continued)

On August 28, 2007, a putative class action lawsuit was filed by Patricia Walsh (and another plaintiff, who subsequently withdrew) in the United States District Court for the Southern District of Iowa against Principal Life and Princor Financial Services Corporation (the “Walsh Defendants”). The lawsuit alleges that the Walsh Defendants breached alleged fiduciary duties to participants in employer-sponsored 401(k) plans who were retiring or leaving their respective plans, including providing misleading information and failing to act solely in the interests of the participants, resulting in alleged violations of ERISA. The plaintiff’s motion for class certification was denied on March 24, 2010. On July 7, 2010, the plaintiffs filed a voluntary dismissal with prejudice.

On October 28, 2009, Judith Curran filed a derivative action lawsuit on behalf of the Principal Funds, Inc. and Strategic Asset Management Portfolio in the United States District Court for the Southern District of Iowa against Principal Management Corporation, Principal Global Investors, LLC, and Principal Funds Distributor, Inc. (the “Curran Defendants”). The lawsuit alleges the Curran Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging advisory fees and distribution fees that were excessive. The Curran Defendants filed a motion to dismiss the case on January 29, 2010. That motion was granted in part and overruled in part. Principal Global Investors, LLC was dismissed from the suit. The remaining Curran Defendants are aggressively defending the lawsuit.

On December 2, 2009 and December 4, 2009, two plaintiffs, Cruise and Mullaney, each filed putative class action lawsuits in the United States District Court for the Southern District of New York against us, Principal Life, Principal Global Investors, LLC, and Principal Real Estate Investors, LLC (the “Cruise/Mullaney Defendants”). The lawsuits alleged the Cruise/Mullaney Defendants failed to manage the Principal U.S. Property Separate Account (“PUSPSA”) in the best interests of investors, improperly imposed a “withdrawal freeze” on September 26, 2008, and instituted a “withdrawal queue” to honor withdrawal requests as sufficient liquidity became available. Plaintiffs allege these actions constitute a breach of fiduciary duties under ERISA. Plaintiffs seek to certify a class including all qualified ERISA plans and the participants of those plans that invested in PUSPSA between September 26, 2008, and the present that have suffered losses caused by the queue. The two lawsuits, as well as two subsequently filed complaints asserting similar claims, have been consolidated and are now known as In re Principal U.S. Property Account Litigation. On April 22, 2010, an order was entered granting the motion made by the Cruise/Mullaney Defendants for change of venue to the United States District Court for the Southern District of Iowa. The Cruise/Mullaney Defendants are aggressively defending the lawsuit.

On July 1, 2010, Debra and Russell Hurd filed a putative class action lawsuit in the United States District Court for the Southern District of Iowa against us and Principal Life (the “Hurd Defendants”). The complaint alleges the Hurd Defendants underpay out-of-network health claims by using an allegedly flawed database to calculate usual and customary charges. Plaintiffs are suing on behalf of “all participants and/or beneficiaries in group health plans in the United States issued, insured or administered by [us] as to which [we] have administered claims and/or paid or denied benefits for out-of-network benefit claims.” The complaint alleges four causes of action, all based on violations of ERISA. The Hurd Defendants are aggressively defending the lawsuit.

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

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of June 30, 2010, was approximately $205.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that performance under these guarantees could materially affect net income in a particular quarter or annual period.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

7. Contingencies, Guarantees and Indemnifications — (continued)

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

8. Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2009	3.0	10.0	259.3
Shares issued	—	—	59.2
Treasury stock acquired	—	—	(0.2)
Outstanding shares at June 30, 2009	3.0	10.0	318.3

Outstanding shares at January 1, 2010	3.0	10.0	319.0
Shares issued	—	—	0.9
Treasury stock acquired	—	—	(0.1)
Outstanding shares at June 30, 2010	3.0	10.0	319.8

In May 2009 we issued 58.2 million shares of common stock at a price of $19.75 per share. Net proceeds from the issuance were $1,109.1 million. The proceeds from this offering were used for general corporate purposes.

Comprehensive income is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Net income	$144.2	$164.0	$347.8	$286.6
Net change in unrealized gains on fixed maturities, available-for-sale	799.7	3,086.2	1,762.3	3,097.0
Net change in noncredit component of impairment losses on fixed maturities, available-for-sale	(52.6)	(66.5)	(58.0)	(117.1)
Net change in unrealized gains (losses) on equity securities, available-for-sale	(7.6)	35.8	(6.3)	(16.5)
Net change in unrealized gains (losses) on equity method subsidiaries and noncontrolling interest adjustments	(68.4)	56.5	(92.5)	121.4
Adjustments for assumed changes in amortization patterns	(173.9)	(532.2)	(377.4)	(360.4)
Adjustments for assumed changes in liability for policyholder benefits and claims	(90.5)	(0.8)	(133.9)	(40.1)
Net change in unrealized gains (losses) on derivative instruments	48.0	4.7	49.1	(20.9)
Change in net foreign currency translation adjustment	(74.5)	85.1	(80.3)	109.2
Change in unrecognized postretirement benefit obligation	15.0	22.9	30.2	46.0
Provision for deferred income taxes	(168.5)	(892.8)	(412.9)	(939.5)
Comprehensive income	$370.9	$1,962.9	$1,028.1	$2,165.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
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

Fair value of financial instruments

The carrying value and estimated fair value of financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$48,230.1	$48,230.1	$46,220.6	$46,220.6
Fixed maturities, trading	1,245.2	1,245.2	1,032.4	1,032.4
Equity securities, available-for-sale	171.3	171.3	214.0	214.0
Equity securities, trading	222.8	222.8	221.5	221.5
Mortgage loans	11,292.6	11,469.3	11,845.6	11,407.8
Policy loans	894.4	1,016.2	902.5	1,022.6
Other investments	305.0	305.0	188.5	188.5
Cash and cash equivalents	1,827.3	1,827.3	2,240.4	2,240.4
Derivative assets	1,389.9	1,389.9	1,232.2	1,232.2
Separate account assets	60,735.0	60,735.0	62,738.5	62,738.5
Cash collateral	242.9	242.9	386.4	386.4
Investment-type insurance contracts	(34,517.3)	(33,127.1)	(35,672.8)	(34,181.0)
Short-term debt	(126.5)	(126.5)	(101.6)	(101.6)
Long-term debt	(1,572.4)	(1,683.6)	(1,584.6)	(1,608.4)
Separate account liabilities	(54,967.5)	(53,988.5)	(56,897.4)	(55,867.5)
Derivative liabilities	(1,455.4)	(1,455.4)	(1,050.8)	(1,050.8)
Bank deposits	(2,215.0)	(2,222.7)	(2,185.8)	(2,188.5)
Cash collateral payable	(242.9)	(242.9)	(367.8)	(367.8)
Other liabilities	(244.8)	(244.8)	(99.2)	(99.2)

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

•                  Level 2 — Fair values are based on inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Our Level 2 assets and liabilities primarily include fixed maturities (including public and private bonds), equity securities, over-the-counter derivatives and other investments for which public quotations are not available but that are priced by third-party pricing services or internal models using substantially all observable inputs.

•                  Level 3 — Fair values are based on significant unobservable inputs for the asset or liability. Our Level 3 assets and liabilities include certain fixed maturities, private equity securities, real estate and commercial mortgage loan investments of our separate accounts, commercial mortgage loan investments and obligations of consolidated VIEs for which the fair value option was elected, complex derivatives and embedded derivatives that must be priced using broker quotes or other valuation methods that utilize at least one significant unobservable input.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
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

Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during the second quarter of 2010.

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available, which are reflected in Level 3 and can include fixed maturities across all asset classes. These models primarily use projected cash flows discounted using a rate derived from market interest rate curves and relevant risk spreads. As of June 30, 2010, less than 1% of our fixed maturities, which were classified as Level 3 assets, were valued using internal pricing models.

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
June 30, 2010
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
June 30, 2010
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
June 30, 2010
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
June 30, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of June 30, 2010
	Assets / (liabilities) measured at fair	Fair value hierarchy level
	value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale
U.S. government and agencies	$609.0	$28.9	$580.1	$—
Non-U.S. governments	848.7	—	824.1	24.6
States and political subdivisions	2,358.1	—	2,345.7	12.4
Corporate	34,086.7	92.0	33,366.7	628.0
Residential mortgage-backed securities	3,062.4	—	3,062.4	—
Commercial mortgage-backed securities	3,848.2	—	3,821.1	27.1
Collateralized debt obligations	353.5	—	187.9	165.6
Other debt obligations	3,063.5	—	2,981.3	82.2
Total fixed maturities, available-for-sale	48,230.1	120.9	47,169.3	939.9
Fixed maturities, trading	1,245.2	185.7	818.9	240.6
Equity securities, available-for-sale	171.3	125.3	2.2	43.8
Equity securities, trading	222.8	129.1	93.7	—
Derivative assets (1)	1,389.9	—	1,352.5	37.4
Other investments (2)	201.5	15.5	55.6	130.4
Cash equivalents (3)	1,036.8	65.1	971.7	—
Sub-total excluding separate account assets	52,497.6	641.6	50,463.9	1,392.1

Separate account assets	60,735.0	39,249.6	17,525.0	3,960.4
Total assets	$113,232.6	$39,891.2	$67,988.9	$5,352.5

Liabilities
Investment-type insurance contracts (4)	$(78.2)	$—	$—	$(78.2)
Derivative liabilities (1)	(1,455.4)	—	(1,219.0)	(236.4)
Other liabilities (4)	(244.8)	—	(99.5)	(145.3)
Total liabilities	$(1,778.4)	$—	$(1,318.5)	$(459.9)

Net assets	$111,454.2	$39,891.2	$66,670.4	$4,892.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

	As of December 31, 2009
	Assets / (liabilities) measured at fair	Fair value hierarchy level
	value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale
U.S. government and agencies	$558.7	$25.1	$533.6	$—
Non-U.S. governments	854.9	—	838.8	16.1
States and political subdivisions	2,048.6	—	2,037.1	11.5
Corporate	32,930.8	100.8	32,092.7	737.3
Residential mortgage-backed securities	3,133.1	—	3,133.1	—
Commercial mortgage-backed securities	3,599.7	—	3,565.4	34.3
Collateralized debt obligations	369.6	—	72.8	296.8
Other debt obligations	2,725.2	—	2,648.6	76.6
Total fixed maturities, available-for-sale	46,220.6	125.9	44,922.1	1,172.6
Fixed maturities, trading	1,032.4	189.4	779.5	63.5
Equity securities, available-for-sale	214.0	139.9	2.4	71.7
Equity securities, trading	221.5	130.9	90.6	—
Derivative assets (1)	1,232.2	—	1,177.8	54.4
Other investments (2)	74.7	15.7	59.0	—
Cash equivalents (3)	1,565.3	815.1	750.2	—
Sub-total excluding separate account assets	50,560.7	1,416.9	47,781.6	1,362.2

Separate account assets	62,738.5	40,503.0	18,114.8	4,120.7
Total assets	$113,299.2	$41,919.9	$65,896.4	$5,482.9

Liabilities
Investment-type insurance contracts (4)	$(23.6)	$—	$—	$(23.6)
Derivative liabilities (1)	(1,050.8)	—	(957.1)	(93.7)
Other liabilities (4)	(99.2)	—	(10.1)	(89.1)
Total liabilities	$(1,173.6)	$—	$(967.2)	$(206.4)

Net assets	$112,125.6	$41,919.9	$64,929.2	$5,276.5

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

June 30, 2010

(Unaudited)

9. Fair Value Measurements — (continued)

Changes in Level 3 fair value measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended June 30, 2010						Changes in
						Ending	unrealized
	Beginning asset /	Total realized/unrealized gains (losses)		Purchases,		asset / (liability)	gains (losses) included in
	(liability)		Included in	sales,		balance	net income
	balance as	Included in	other	issuances	Transfers	as of	relating to
	of March	net income	comprehensive	and	in (out) of	June 30,	positions still
	31, 2010	(1)	income	settlements	Level 3	2010	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$24.5	$—	$—	$0.1	$—	$24.6	$—
State and political subdivisions	—	—	0.9	—	11.5	12.4	—
Corporate	716.5	13.2	3.4	(72.1)	(33.0)	628.0	7.0
Commercial mortgage-backed securities	47.7	—	0.5	(1.6)	(19.5)	27.1	—
Collateralized debt obligations	273.9	(3.2)	(10.3)	(31.1)	(63.7)	165.6	(3.2)
Other debt obligations	112.1	—	2.0	5.9	(37.8)	82.2	—
Total fixed maturities, available-for-sale	1,174.7	10.0	(3.5)	(98.8)	(142.5)	939.9	3.8
Fixed maturities, trading	267.5	(5.9)	—	(21.0)	—	240.6	(6.1)
Equity securities, available-for-sale	42.9	(0.3)	(3.7)	4.8	0.1	43.8	(0.3)
Derivative assets	42.8	(5.3)	—	(0.1)	—	37.4	(5.3)
Other investments	117.3	17.2	—	(4.1)	—	130.4	17.2
Separate account assets	4,068.7	80.5	(0.4)	(215.2)	26.8	3,960.4	79.1

Liabilities
Investment-type insurance contracts	(8.5)	(76.2)	—	6.5	—	(78.2)	(75.2)
Derivative liabilities	(209.1)	(25.8)	(1.5)	—	—	(236.4)	(24.1)
Other liabilities (2)	(143.5)	10.4	(7.7)	(4.5)	—	(145.3)	10.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

June 30, 2010

(Unaudited)

9. Fair Value Measurements — (continued)

	For the three months ended June 30, 2009						Changes in
						Ending	unrealized
	Beginning asset /	Total realized/unrealized gains (losses)		Purchases,		asset / (liability)	gains (losses) included in
	(liability)		Included in	sales,		balance	net income
	balance as	Included in	other	issuances	Transfers	as of	relating to
	of March	net income	comprehensive	and	in (out) of	June 30,	positions still
	31, 2009	(1)	income	settlements	Level 3	2009	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$48.3	$(0.1)	$2.3	$(2.5)	$—	$48.0	$(0.1)
Corporate	739.2	(10.2)	15.6	(108.5)	159.9	796.0	(16.1)
Commercial mortgage-backed securities	47.7	(0.3)	8.6	(5.7)	(16.1)	34.2	(0.3)
Collateralized debt obligations	204.7	(13.6)	60.1	(3.1)	—	248.1	(13.6)
Other debt obligations	66.1	(1.4)	14.3	21.9	16.5	117.4	(1.4)
Total fixed maturities, available-for-sale	1,106.0	(25.6)	100.9	(97.9)	160.3	1,243.7	(31.5)
Fixed maturities, trading	58.3	9.9	—	—	—	68.2	9.9
Equity securities, available-for-sale	32.4	(6.2)	24.8	(25.9)	—	25.1	—
Derivative assets	90.1	(18.8)	—	(3.7)	—	67.6	(16.3)
Separate account assets	5,408.9	(418.3)	—	(108.3)	4.4	4,886.7	(411.8)

Liabilities
Investment-type insurance contracts	(50.7)	12.2	—	7.3	—	(31.2)	13.2
Derivative liabilities	(271.7)	105.8	0.4	—	—	(165.5)	106.9
Other liabilities (2)	(45.0)	—	17.6	(4.6)	—	(32.0)	—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

	For the six months ended June 30, 2010						Changes in
	Beginning					Ending	unrealized
	asset /	Total realized/unrealized gains		Purchases,		asset /	gains (losses)
	(liability)	(losses)		sales,		(liability)	included in
	balance as		Included in	issuances		balance	net income
	of	Included in	other	and	Transfers	as of	relating to
	December	net income	comprehensive	settlements	in (out) of	June 30,	positions still
	31, 2009	(1)	income	(3)	Level 3	2010	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$16.1	$—	$0.1	$8.4	$—	$24.6	$—
State and political subdivisions	11.5	—	0.9	—	—	12.4	—
Corporate	737.3	17.6	11.2	(142.3)	4.2	628.0	1.3
Commercial mortgage-backed securities	34.3	—	1.0	11.3	(19.5)	27.1	—
Collateralized debt obligations	296.8	(14.8)	12.1	(42.7)	(85.8)	165.6	(3.2)
Other debt obligations	76.6	—	3.0	40.4	(37.8)	82.2	—
Total fixed maturities, available-for-sale	1,172.6	2.8	28.3	(124.9)	(138.9)	939.9	(1.9)
Fixed maturities, trading	63.5	1.4	—	175.7	—	240.6	1.1
Equity securities, available-for-sale	71.7	2.5	(10.4)	(18.5)	(1.5)	43.8	2.5
Derivative assets	54.4	(14.3)	—	(2.7)	—	37.4	(13.2)
Other investments	—	20.9	—	109.5	—	130.4	20.9
Separate account assets	4,120.7	58.2	(0.6)	(237.2)	19.3	3,960.4	58.1

Liabilities
Investment-type insurance contracts	(23.6)	(68.2)	—	13.6	—	(78.2)	(68.0)
Derivative liabilities	(93.7)	(21.3)	(2.3)	(119.1)	—	(236.4)	(21.4)
Other liabilities (2)	(89.1)	10.8	(27.5)	(39.5)	—	(145.3)	10.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

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

Assets transferred into Level 3 during the three months ended June 30, 2010 and 2009, were $64.5 million and $205.7 million, respectively, and during the six months ended June 30, 2010 and 2009, were $154.5 million and $305.0 million, respectively. The majority of assets transferred into Level 3 include assets added to our “watch list” that were previously priced using a matrix pricing valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three months ended June 30, 2010 and 2009, were $180.1 million and $41.0 million, respectively, and during the six months ended June 30, 2010 and 2009, were $275.6 million and $126.0 million, respectively. The majority of assets that transferred out of Level 3 include those for which we are now able to obtain pricing from a recognized third party pricing vendor.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

Significant transfers into Level 2 during the three and six months ended June 30, 2010, and out of Level 2 during the six months ended June 30, 2010, primarily include $3,266.1 million of separate account assets that transferred out of Level 2 into Level 1 during the three months ended March 31, 2010, and $3,128.3 million of separate account assets that transferred out of Level 1 into Level 2 during the three months ended June 30, 2010. These transfers related to foreign equity securities that were valued using adjusted prices provided by a third party vendor as of December 31, 2009, which is reflected in Level 2; that were valued at the local close price of the exchange where the assets traded as of March 31, 2010, which is reflected in Level 1; and that were valued using adjusted prices provided by a third party vendor as of June 30, 2010, which is reflected in Level 2. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices. Other transfers into and out of Level 2 during the three and six months ended June 30, 2010, primarily include those that transferred out of and into Level 3, respectively.

Significant transfers into Level 1 during the six months ended June 30, 2010, and out of Level 1 during the three and six months ended June 30, 2010, include the separate account assets transferred out of and into Level 2, respectively. We did not have any significant transfers into Level 1 during the three months ended June 30, 2010.

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis. During the six months ended June 30, 2010, certain mortgage loans had been impaired or written down to fair value of $135.1 million. The impairments resulted in a loss of $4.3 million and $12.8 million for the three and six months ended June 30, 2010, respectively, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values.

During the six months ended June 30, 2010, real estate with an aggregate cost of $1.7 million had been written down to fair value of $1.4 million. This write down resulted in a loss of $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively, that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of real estate is estimated using appraised values that involve significant unobservable inputs.

During the six months ended June 30, 2010, mortgage servicing rights with an aggregate cost of $5.7 million had been written down to fair value of $5.1 million, resulting in a charge of $0.6 million for both the three and six months ended June 30, 2010, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

During the six months ended June 30, 2009, mortgage loans with an aggregate cost of $11.9 million had been written down to fair value of $4.7 million. This write down resulted in a loss of $6.3 million and $7.2 million for the three and six months ended June 30, 2009, respectively, that was recorded in net realized capital gains (losses). These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values.

During the six months ended June 30, 2009, real estate with an aggregate cost of $1.0 million had been written down to fair value of $0.7 million. This write down resulted in a loss of $0.3 million for both the three and six months ended June 30, 2009, that was recorded in operating expenses. This is a Level 3 fair value measurement, as the fair value of the real estate is estimated using appraised values.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

9. Fair Value Measurements — (continued)

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $130.4 million and $131.5 million, respectively, as of June 30, 2010. The change in fair value of the loans resulted in a $17.2 million and $20.9 million pre-tax gain for the three and six months ended June 30, 2010, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. For the three and six months ended June 30, 2010, we recorded $2.6 million and $5.4 million of interest income on these commercial mortgage loans, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $119.0 million and $223.5 million, respectively, as of June 30, 2010. The change in fair value of the obligations resulted in an $8.7 million and $5.7 million pre-tax gain, which includes a $10.4 million and $10.8 million pre-tax gain related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings for the three and six months ended June 30, 2010, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $2.3 million and $4.6 million for the three and six months ended June 30, 2010, respectively.

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

The International Asset Management and Accumulation segment consists of Principal International, which has operations in Brazil, Chile, China, Hong Kong Special Administrative Region, India, Indonesia, Malaysia, Mexico, Singapore and Thailand. We focus on countries with large middle classes, favorable demographics and growing long-term savings, ideally with defined contribution markets. We entered these countries through acquisitions, start-up operations and joint ventures.

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
June 30, 2010
(Unaudited)

10. Segment Information — (continued)

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

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2010	December 31, 2009
	(in millions)
Assets:
U.S. Asset Accumulation	$104,475.3	$106,881.9
Global Asset Management	1,269.2	1,276.7
International Asset Management and Accumulation	10,979.0	10,301.7
Life and Health Insurance	16,136.7	15,629.0
Corporate	3,736.3	3,670.1
Total consolidated assets	$136,596.5	$137,759.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

10. Segment Information — (continued)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Operating revenues by segment:
U.S. Asset Accumulation	$1,021.3	$991.3	$2,034.0	$1,998.8
Global Asset Management	114.3	103.3	228.1	207.7
International Asset Management and Accumulation	188.2	161.7	369.3	225.7
Life and Health Insurance	1,037.1	1,116.9	2,095.0	2,247.9
Corporate	(39.9)	(37.4)	(71.6)	(83.1)
Total segment operating revenues	2,321.0	2,335.8	4,654.8	4,597.0
Net realized capital losses (except periodic settlements and accruals on derivatives not designated as hedging instruments), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(87.4)	(178.0)	(157.2)	(250.5)
Terminated commercial mortgage securities issuance operation	—	—	—	(0.1)
Total revenues per consolidated statements of operations	$2,233.6	$2,157.8	$4,497.6	$4,346.4
Operating earnings (losses) by segment, net of related income taxes:
U.S. Asset Accumulation	$129.0	$137.4	$286.0	$230.5
Global Asset Management	12.3	8.2	24.3	15.0
International Asset Management and Accumulation	35.0	29.3	72.9	46.3
Life and Health Insurance	54.6	57.7	124.4	129.5
Corporate	(27.4)	(32.1)	(48.5)	(56.8)
Total segment operating earnings, net of related income taxes	203.5	200.5	459.1	364.5
Net realized capital losses, as adjusted (1)	(69.5)	(50.2)	(126.5)	(101.1)
Other after-tax adjustments (2)	—	—	(7.8)	(0.3)
Net income available to common stockholders per consolidated statements of operations	$134.0	$150.3	$324.8	$263.1

(1)          Net realized capital losses, as adjusted, is derived as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in millions)

Net realized capital losses	$(66.4)	$(155.2)	$(111.9)	$(218.5)
Periodic settlements and accruals on derivatives not designated as hedging instruments	(24.6)	(20.0)	(49.3)	(27.7)
Certain market value adjustments to fee revenues	—	—	—	(1.5)
Recognition of front-end fee revenues	3.6	(2.8)	4.0	(2.8)
Net realized capital losses, net of related revenue adjustments	(87.4)	(178.0)	(157.2)	(250.5)
Amortization of deferred policy acquisition and sales inducement costs	(29.8)	114.4	(44.6)	89.6
Capital gains distributed	(0.3)	(13.6)	(2.3)	(6.9)
Certain market value adjustments of embedded derivatives	3.6	2.5	5.8	6.5
Noncontrolling interest capital gains	(0.7)	(4.5)	(4.7)	(5.6)
Income tax effect	45.1	29.0	76.5	65.8
Net realized capital losses, as adjusted	$(69.5)	$(50.2)	$(126.5)	$(101.1)

(2)          For the six months ended June 30, 2010, other after-tax adjustments included the negative effect resulting from the tax impact of healthcare reform, which eliminates the tax deductibility of retiree prescription drug expenses related to our employees incurred after 2012.

For the six months ended June 30, 2009, other after-tax adjustments included the negative effect of losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

10. Segment Information — (continued)

The following table summarizes operating revenues for our products and services:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in millions)
U.S. Asset Accumulation:
Full service accumulation	$332.7	$318.4	$663.0	$622.9
Principal Funds	125.2	92.2	248.6	210.9
Individual annuities	255.2	225.2	506.3	466.1
Bank and trust services	21.8	20.8	44.9	39.1
Eliminations	(24.2)	(7.2)	(49.8)	(43.8)
Total Accumulation	710.7	649.4	1,413.0	1,295.2
Investment only	162.8	208.1	338.3	425.9
Full service payout	147.8	133.8	282.7	277.7
Total Guaranteed	310.6	341.9	621.0	703.6
Total U.S. Asset Accumulation	1,021.3	991.3	2,034.0	1,998.8
Global Asset Management (1)	114.3	103.3	228.1	207.7
International Asset Management and Accumulation	188.2	161.7	369.3	225.7
Life and Health Insurance:
Individual life insurance	335.4	339.0	680.4	673.9
Health insurance	350.2	413.9	716.4	843.7
Specialty benefits insurance	351.9	364.5	699.0	731.3
Eliminations	(0.4)	(0.5)	(0.8)	(1.0)
Total Life and Health Insurance	1,037.1	1,116.9	2,095.0	2,247.9
Corporate	(39.9)	(37.4)	(71.6)	(83.1)
Total operating revenues	$2,321.0	$2,335.8	$4,654.8	$4,597.0
Total operating revenues	$2,321.0	$2,335.8	$4,654.8	$4,597.0
Net realized capital losses (except periodic settlements and accruals on derivatives not designated as hedging instruments), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(87.4)	(178.0)	(157.2)	(250.5)
Terminated commercial mortgage securities issuance operation	—	—	—	(0.1)
Total revenues per consolidated statements of operations	$2,233.6	$2,157.8	$4,497.6	$4,346.4

(1)            Reflects inter-segment revenues of $49.5 million and $47.8 million for the three months ended June 30, 2010 and 2009, respectively, and $99.3 million and $94.9 million for the six months ended June 30, 2010 and 2009, respectively. These revenues are eliminated within the Corporate segment.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

11. Stock-Based Compensation Plans

As of June 30, 2010, we have the 2010 Stock Incentive Plan (formerly known as the 2005 Stock Incentive Plan), the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan.

As of June 30, 2010, the maximum number of new shares of common stock that were available for grant under the 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 12.0 million.

The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans is as follows:

	For the six months ended June 30,
	2010	2009
	(in millions)
Compensation cost	$25.4	$26.2
Related income tax benefit	8.7	8.6
Capitalized as part of an asset	1.3	2.0

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2010 Stock Incentive Plan. Total options granted were 0.8 million for the six months ended June 30, 2010. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average expected dividend yield of 2.3 percent, a weighted-average expected volatility of 66.6 percent, a weighted-average risk-free interest rate of 2.8 percent and a weighted-average expected term of 6 years. The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2010, was $11.48 per share.

As of June 30, 2010, there were $9.0 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 1.7 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2010 Stock Incentive Plan. Total performance share awards granted were 0.4 million for the six months ended June 30, 2010. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objective to be determined at the end of the performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $22.21 per common share.

As of June 30, 2010, there were $8.2 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 1.7 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2010 Stock Incentive Plan and non-employee directors pursuant to the 2005 Directors Stock Plan. Total restricted stock units granted were 1.2 million for the six months ended June 30, 2010. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $22.58 per common share.

As of June 30, 2010, there were $37.5 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 2.0 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

11. Stock-Based Compensation Plans — (continued)

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.5 million shares for the six months ended June 30, 2010. The weighted-average fair value of the discount on the stock purchased was $3.52 per share.

As of June 30, 2010, a total of 8.0 million of new shares are available to be made issuable by us for this plan.

12. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Net income	$144.2	$164.0	$347.8	$286.6
Subtract:
Net income attributable to noncontrolling interest	1.9	5.4	6.5	7.0
Preferred stock dividends	8.3	8.3	16.5	16.5
Net income available to common stockholders	$134.0	$150.3	$324.8	$263.1
Weighted-average shares outstanding
Basic	320.1	289.9	319.9	275.1
Dilutive effects:
Stock options	1.1	0.4	0.9	—
Restricted stock units	1.4	1.1	1.4	0.7
Performance share awards	0.3	—	0.3	—
Diluted	322.9	291.4	322.5	275.8
Net income per common share:
Basic	$0.42	$0.52	$1.02	$0.96
Diluted	$0.42	$0.52	$1.01	$0.95

The calculation of diluted earnings per share for the three and six months ended June 30, 2010 and 2009, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2010 and December 31, 2009, and for the six months ended June 30, 2010 and 2009.

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
June 30, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
June 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$10.0	$43,019.8	$5,619.1	$(418.8)	$48,230.1
Fixed maturities, trading	488.0	389.5	367.7	—	1,245.2
Equity securities, available-for-sale	—	169.1	2.2	—	171.3
Equity securities, trading	—	0.3	222.5	—	222.8
Mortgage loans	—	9,604.4	2,136.2	(448.0)	11,292.6
Real estate	—	16.2	1,068.4	(1.9)	1,082.7
Policy loans	—	874.3	20.1	—	894.4
Investment in unconsolidated entities	9,194.0	3,296.7	4,057.5	(15,899.2)	649.0
Other investments	5.3	1,798.8	722.6	(417.7)	2,109.0
Cash and cash equivalents	618.1	444.3	751.6	13.3	1,827.3
Accrued investment income	1.7	611.7	59.6	(4.4)	668.6
Premiums due and other receivables	136.7	900.2	247.6	(51.9)	1,232.6
Deferred policy acquisition costs	—	3,182.5	244.2	—	3,426.7
Property and equipment	—	406.2	65.5	—	471.7
Goodwill	—	96.8	285.0	—	381.8
Other intangibles	—	32.8	810.1	—	842.9
Separate account assets	—	54,785.9	5,949.1	—	60,735.0
Other assets	12.6	396.9	927.2	(223.9)	1,112.8
Total assets	$10,466.4	$120,026.4	$23,556.2	$(17,452.5)	$136,596.5
Liabilities
Contractholder funds	$—	$39,024.9	$79.8	$(255.3)	$38,849.4
Future policy benefits and claims	—	15,947.0	3,358.7	(36.9)	19,268.8
Other policyholder funds	—	549.2	20.3	—	569.5
Short-term debt	—	—	126.5	—	126.5
Long-term debt	1,351.7	99.5	607.1	(485.9)	1,572.4
Income taxes currently payable	(18.2)	(276.3)	14.8	282.2	2.5
Deferred income taxes	(22.8)	(48.4)	280.0	(11.5)	197.3
Separate account liabilities	—	54,785.9	5,949.1	—	60,735.0
Other liabilities	226.2	2,882.5	3,779.2	(684.5)	6,203.4
Total liabilities	1,536.9	112,964.3	14,215.5	(1,191.9)	127,524.8
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,525.8	6,125.8	8,308.8	(14,434.6)	9,525.8
Retained earnings	4,474.8	1,218.4	1,192.9	(2,411.3)	4,474.8
Accumulated other comprehensive loss	(351.0)	(284.6)	(307.7)	592.3	(351.0)
Treasury stock, at cost	(4,724.7)	—	—	—	(4,724.7)
Total stockholders’ equity attributable to PFG	8,929.5	7,062.1	9,194.0	(16,256.1)	8,929.5
Noncontrolling interest	—	—	146.7	(4.5)	142.2
Total stockholders’ equity	8,929.5	7,062.1	9,340.7	(16,260.6)	9,071.7
Total liabilities and stockholders’ equity	$10,466.4	$120,026.4	$23,556.2	$(17,452.5)	$136,596.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$124.5	$40,928.8	$5,635.5	$(468.2)	$46,220.6
Fixed maturities, trading	348.1	461.8	222.5	—	1,032.4
Equity securities, available-for-sale	—	211.6	2.4	—	214.0
Equity securities, trading	—	0.3	221.2	—	221.5
Mortgage loans	—	9,930.7	2,344.5	(429.6)	11,845.6
Real estate	—	19.4	1,017.4	(2.2)	1,034.6
Policy loans	—	881.3	21.2	—	902.5
Investment in unconsolidated entities	8,423.1	3,337.7	3,198.5	(14,331.0)	628.3
Other investments	5.3	1,692.3	621.9	(482.5)	1,837.0
Cash and cash equivalents	304.6	1,249.2	713.0	(26.4)	2,240.4
Accrued investment income	2.0	634.6	61.2	(5.9)	691.9
Premiums due and other receivables	2.0	843.3	220.1	—	1,065.4
Deferred policy acquisition costs	—	3,454.8	226.6	—	3,681.4
Property and equipment	—	420.9	68.4	—	489.3
Goodwill	—	96.8	289.6	—	386.4
Other intangibles	—	33.7	818.0	—	851.7
Separate account assets	—	57,380.8	5,357.7	—	62,738.5
Other assets	13.0	632.3	823.3	209.3	1,677.9
Total assets	$9,222.6	$122,210.3	$21,863.0	$(15,536.5)	$137,759.4
Liabilities
Contractholder funds	$—	$40,021.7	$37.2	$(257.0)	$39,801.9
Future policy benefits and claims	—	15,954.7	3,317.1	(23.5)	19,248.3
Other policyholder funds	—	539.1	20.1	—	559.2
Short-term debt	—	—	101.6	—	101.6
Long-term debt	1,351.8	99.5	644.1	(510.8)	1,584.6
Income taxes currently payable	(14.7)	(260.5)	15.8	262.2	2.8
Deferred income taxes	(27.0)	(544.8)	295.3	396.7	120.2
Separate account liabilities	—	57,380.8	5,357.7	—	62,738.5
Other liabilities	19.0	2,670.9	3,524.0	(628.0)	5,585.9
Total liabilities	1,329.1	115,861.4	13,312.9	(760.4)	129,743.0
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,492.9	6,408.9	8,586.5	(14,995.4)	9,492.9
Retained earnings	4,160.7	1,024.3	834.0	(1,858.3)	4,160.7
Accumulated other comprehensive loss	(1,042.0)	(1,086.8)	(997.4)	2,084.2	(1,042.0)
Treasury stock, at cost	(4,722.7)	—	—	—	(4,722.7)
Total stockholders’ equity attributable to PFG	7,893.5	6,348.9	8,423.1	(14,772.0)	7,893.5
Noncontrolling interest	—	—	127.0	(4.1)	122.9
Total stockholders’ equity	7,893.5	6,348.9	8,550.1	(14,776.1)	8,016.4
Total liabilities and stockholders’ equity	$9,222.6	$122,210.3	$21,863.0	$(15,536.5)	$137,759.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,611.9	$135.2	$—	$1,747.1
Fees and other revenues	—	713.7	549.7	(141.0)	1,122.4
Net investment income	12.1	1,405.6	301.4	20.9	1,740.0
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	100.8	(76.4)	(3.3)	21.8
Total other-than-temporary impairment losses on available-for-sale securities	—	(186.2)	(5.5)	—	(191.7)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	56.8	1.2	—	58.0
Net impairment losses on available-for-sale securities	—	(129.4)	(4.3)	—	(133.7)
Net realized capital gains (losses)	0.7	(28.6)	(80.7)	(3.3)	(111.9)
Total revenues	12.8	3,702.6	905.6	(123.4)	4,497.6
Expenses
Benefits, claims and settlement expenses	—	2,379.7	241.6	(9.0)	2,612.3
Dividends to policyholders	—	111.5	—	—	111.5
Operating expenses	59.0	922.4	497.7	(119.4)	1,359.7
Total expenses	59.0	3,413.6	739.3	(128.4)	4,083.5

Income (loss) before income taxes	(46.2)	289.0	166.3	5.0	414.1

Income taxes (benefits)	(17.9)	82.8	1.5	(0.1)	66.3
Equity in the net income (loss) of subsidiaries	369.6	(1.6)	211.4	(579.4)	—
Net income	341.3	204.6	376.2	(574.3)	347.8
Net income attributable to noncontrolling interest	—	—	6.6	(0.1)	6.5
Net income attributable to PFG	341.3	204.6	369.6	(574.2)	341.3
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$324.8	$204.6	$369.6	$(574.2)	$324.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,756.6	$131.0	$—	$1,887.6
Fees and other revenues	—	640.3	486.6	(138.2)	988.7
Net investment income	0.5	1,517.1	151.3	19.7	1,688.6
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	2.1	(397.8)	465.3	(57.7)	11.9
Total other-than-temporary impairment losses on available-for-sale securities	—	(345.4)	(2.1)	—	(347.5)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	116.1	1.0	—	117.1
Net impairment losses on available-for-sale securities	—	(229.3)	(1.1)	—	(230.4)
Net realized capital gains (losses)	2.1	(627.1)	464.2	(57.7)	(218.5)
Total revenues	2.6	3,286.9	1,233.1	(176.2)	4,346.4
Expenses
Benefits, claims and settlement expenses	—	2,515.4	133.7	(8.2)	2,640.9
Dividends to policyholders	—	126.4	—	—	126.4
Operating expenses	32.0	838.9	491.7	(111.5)	1,251.1
Total expenses	32.0	3,480.7	625.4	(119.7)	4,018.4

Income (loss) before income taxes	(29.4)	(193.8)	607.7	(56.5)	328.0

Income taxes (benefits)	(11.5)	(98.3)	151.2	—	41.4
Equity in the net income (loss) of subsidiaries	297.5	326.9	(151.9)	(472.5)	—
Net income	279.6	231.4	304.6	(529.0)	286.6
Net income attributable to noncontrolling interest	—	—	7.1	(0.1)	7.0
Net income attributable to PFG	279.6	231.4	297.5	(528.9)	279.6
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$263.1	$231.4	$297.5	$(528.9)	$263.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(95.0)	$1,336.5	$355.1	$(112.3)	$1,484.3
Investing activities
Available-for-sale securities:
Purchases	—	(3,611.3)	(519.0)	(23.7)	(4,154.0)
Sales	95.5	888.7	185.7	—	1,169.9
Maturities	21.1	1,973.7	251.2	—	2,246.0
Mortgage loans acquired or originated	—	(412.6)	(161.8)	137.1	(437.3)
Mortgage loans sold or repaid	—	707.0	202.4	(118.7)	790.7
Real estate acquired	—	(0.2)	(18.4)	—	(18.6)
Net purchases of property and equipment	—	(2.9)	(5.7)	—	(8.6)
Dividends and returns of capital received from unconsolidated entities	301.3	187.4	301.3	(790.0)	—
Net change in other investments	—	(11.3)	(150.1)	140.3	(21.1)
Net cash provided by (used in) investing activities	417.9	(281.5)	85.6	(655.0)	(433.0)
Financing activities
Issuance of common stock	9.1	—	—	—	9.1
Acquisition of treasury stock	(2.0)	—	—	—	(2.0)
Proceeds from financing element derivatives	—	39.5	—	—	39.5
Payments for financing element derivatives	—	(22.7)	—	—	(22.7)
Excess tax benefits from share-based payment arrangements	—	0.2	0.6	—	0.8
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	16.2	(15.1)	1.1
Principal repayments of long-term debt	—	—	(6.4)	—	(6.4)
Net proceeds from (repayments of) short-term borrowings	—	—	(4.1)	32.1	28.0
Dividends and capital paid to parent	—	(301.3)	(488.7)	790.0	—
Investment contract deposits	—	2,089.7	43.3	—	2,133.0
Investment contract withdrawals	—	(3,663.1)	—	—	(3,663.1)
Net increase in banking operation deposits	—	—	37.0	—	37.0
Other	—	(2.2)	—	—	(2.2)
Net cash used in financing activities	(9.4)	(1,859.9)	(402.1)	807.0	(1,464.4)
Net increase (decrease) in cash and cash equivalents	313.5	(804.9)	38.6	39.7	(413.1)
Cash and cash equivalents at beginning of period	304.6	1,249.2	713.0	(26.4)	2,240.4
Cash and cash equivalents at end of period	$618.1	$444.3	$751.6	$13.3	$1,827.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(105.9)	$1,520.4	$786.3	$(785.9)	$1,414.9
Investing activities
Available-for-sale securities:
Purchases	—	(2,533.8)	(554.1)	119.9	(2,968.0)
Sales	—	1,386.9	236.8	—	1,623.7
Maturities	—	1,917.9	131.7	—	2,049.6
Mortgage loans acquired or originated	—	(182.7)	(48.0)	49.6	(181.1)
Mortgage loans sold or repaid	—	705.8	164.5	(8.1)	862.2
Real estate acquired	—	—	(42.1)	—	(42.1)
Real estate sold	—	—	1.3	—	1.3
Net purchases of property and equipment	—	(4.6)	(11.9)	—	(16.5)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(45.7)	—	(45.7)
Dividends received from (contributions to) unconsolidated entities	(496.3)	13.1	148.7	334.5	—
Net change in other investments	—	80.7	6.7	(138.0)	(50.6)
Net cash provided by (used in) investing activities	(496.3)	1,383.3	(12.1)	357.9	1,232.8
Financing activities
Issuance of common stock	1,154.4	—	—	—	1,154.4
Acquisition of treasury stock	(3.7)	—	—	—	(3.7)
Proceeds from financing element derivatives	—	77.9	—	—	77.9
Payments for financing element derivatives	—	(43.7)	—	—	(43.7)
Excess tax benefits from share-based payment arrangements	—	—	0.2	—	0.2
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	750.0	—	38.3	(38.3)	750.0
Principal repayments of long-term debt	—	—	(21.7)	—	(21.7)
Net repayments of short-term borrowings	—	—	(342.9)	(2.8)	(345.7)
Capital received from (dividends paid to) parent	—	(148.7)	483.2	(334.5)	—
Investment contract deposits	—	2,681.1	—	—	2,681.1
Investment contract withdrawals	—	(5,224.4)	—	—	(5,224.4)
Net increase in banking operation deposits	—	—	68.1	—	68.1
Other	—	(3.2)	—	—	(3.2)
Net cash provided by (used in) financing activities	1,884.2	(2,661.0)	225.2	(375.6)	(927.2)
Net increase in cash and cash equivalents	1,282.0	242.7	999.4	(803.6)	1,720.5
Cash and cash equivalents at beginning of period	(2.0)	1,598.6	1,192.3	(180.9)	2,608.0
Cash and cash equivalents at end of period	$1,280.0	$1,841.3	$2,191.7	$(984.5)	$4,328.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2010 and December 31, 2009, and for the six months ended June 30, 2010 and 2009.

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
June 30, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
June 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$10.0	$—	$48,220.1	$—	$48,230.1
Fixed maturities, trading	488.0	—	757.2	—	1,245.2
Equity securities, available-for-sale	—	—	171.3	—	171.3
Equity securities, trading	—	—	222.8	—	222.8
Mortgage loans	—	—	11,292.6	—	11,292.6
Real estate	—	—	1,082.7	—	1,082.7
Policy loans	—	—	894.4	—	894.4
Investment in unconsolidated entities	9,194.0	9,221.0	648.8	(18,414.8)	649.0
Other investments	5.3	47.2	2,056.6	(0.1)	2,109.0
Cash and cash equivalents	618.1	574.8	1,582.9	(948.5)	1,827.3
Accrued investment income	1.7	—	666.9	—	668.6
Premiums due and other receivables	136.7	—	1,094.7	1.2	1,232.6
Deferred policy acquisition costs	—	—	3,426.7	—	3,426.7
Property and equipment	—	—	471.7	—	471.7
Goodwill	—	—	381.8	—	381.8
Other intangibles	—	—	842.9	—	842.9
Separate account assets	—	—	60,735.0	—	60,735.0
Other assets	12.6	9.6	1,098.1	(7.5)	1,112.8
Total assets	$10,466.4	$9,852.6	$135,647.2	$(19,369.7)	$136,596.5
Liabilities
Contractholder funds	$—	$—	$38,849.4	$—	$38,849.4
Future policy benefits and claims	—	—	19,268.8	—	19,268.8
Other policyholder funds	—	—	569.5	—	569.5
Short-term debt	—	75.0	421.3	(369.8)	126.5
Long-term debt	1,351.7	—	220.7	—	1,572.4
Income taxes currently payable	(18.2)	(2.5)	9.4	13.8	2.5
Deferred income taxes	(22.8)	(13.4)	247.6	(14.1)	197.3
Separate account liabilities	—	—	60,735.0	—	60,735.0
Other liabilities	226.2	599.5	5,962.3	(584.6)	6,203.4
Total liabilities	1,536.9	658.6	126,284.0	(954.7)	127,524.8
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,525.8	8,308.8	7,698.2	(16,007.0)	9,525.8
Retained earnings	4,474.8	1,192.9	1,813.7	(3,006.6)	4,474.8
Accumulated other comprehensive loss	(351.0)	(307.7)	(306.7)	614.4	(351.0)
Treasury stock, at cost	(4,724.7)	—	(2.0)	2.0	(4,724.7)
Total stockholders’ equity attributable to PFG	8,929.5	9,194.0	9,221.0	(18,415.0)	8,929.5
Noncontrolling interest	—	—	142.2	—	142.2
Total stockholders’ equity	8,929.5	9,194.0	9,363.2	(18,415.0)	9,071.7
Total liabilities and stockholders’ equity	$10,466.4	$9,852.6	$135,647.2	$(19,369.7)	$136,596.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,747.1	$—	$1,747.1
Fees and other revenues	—	—	1,122.8	(0.4)	1,122.4
Net investment income (loss)	12.1	(1.8)	1,729.4	0.3	1,740.0
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	(0.1)	21.2	—	21.8
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(191.7)	—	(191.7)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	58.0	—	58.0
Net impairment losses on available-for-sale securities	—	—	(133.7)	—	(133.7)
Net realized capital gains (losses)	0.7	(0.1)	(112.5)	—	(111.9)
Total revenues	12.8	(1.9)	4,486.8	(0.1)	4,497.6
Expenses
Benefits, claims and settlement expenses	—	—	2,612.3	—	2,612.3
Dividends to policyholders	—	—	111.5	—	111.5
Operating expenses	59.0	0.6	1,300.2	(0.1)	1,359.7
Total expenses	59.0	0.6	4,024.0	(0.1)	4,083.5

Income (loss) before income taxes	(46.2)	(2.5)	462.8	—	414.1

Income taxes (benefits)	(17.9)	2.7	81.5	—	66.3
Equity in the net income of subsidiaries	369.6	374.8	—	(744.4)	—
Net income	341.3	369.6	381.3	(744.4)	347.8
Net income attributable to noncontrolling interest	—	—	6.5	—	6.5
Net income attributable to PFG	341.3	369.6	374.8	(744.4)	341.3
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$324.8	$369.6	$374.8	$(744.4)	$324.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,887.6	$—	$1,887.6
Fees and other revenues	—	0.1	995.1	(6.5)	988.7
Net investment income	0.5	—	1,688.0	0.1	1,688.6
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	2.1	(2.5)	12.3	—	11.9
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(347.5)	—	(347.5)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	117.1	—	117.1
Net impairment losses on available-for-sale securities	—	—	(230.4)	—	(230.4)
Net realized capital gains (losses)	2.1	(2.5)	(218.1)	—	(218.5)
Total revenues	2.6	(2.4)	4,352.6	(6.4)	4,346.4
Expenses
Benefits, claims and settlement expenses	—	—	2,640.9	—	2,640.9
Dividends to policyholders	—	—	126.4	—	126.4
Operating expenses	32.0	22.2	1,203.3	(6.4)	1,251.1
Total expenses	32.0	22.2	3,970.6	(6.4)	4,018.4

Income (loss) before income taxes	(29.4)	(24.6)	382.0	—	328.0

Income taxes (benefits)	(11.5)	(13.6)	66.5	—	41.4
Equity in the net income of subsidiaries	297.5	308.5	—	(606.0)	—
Net income	279.6	297.5	315.5	(606.0)	286.6
Net income attributable to noncontrolling interest	—	—	7.0	—	7.0
Net income attributable to PFG	279.6	297.5	308.5	(606.0)	279.6
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$263.1	$297.5	$308.5	$(606.0)	$263.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(95.0)	$24.2	$1,584.6	$(29.5)	$1,484.3
Investing activities
Available-for-sale securities:
Purchases	—	—	(4,154.0)	—	(4,154.0)
Sales	95.5	—	1,074.4	—	1,169.9
Maturities	21.1	—	2,224.9	—	2,246.0
Mortgage loans acquired or originated	—	—	(437.3)	—	(437.3)
Mortgage loans sold or repaid	—	—	790.7	—	790.7
Real estate acquired	—	—	(18.6)	—	(18.6)
Net purchases of property and equipment	—	—	(8.6)	—	(8.6)
Dividends and returns of capital received from unconsolidated entities	301.3	309.6	—	(610.9)	—
Net change in other investments	—	7.9	(23.1)	(5.9)	(21.1)
Net cash provided by (used in) investing activities	417.9	317.5	(551.6)	(616.8)	(433.0)
Financing activities
Issuance of common stock	9.1	—	—	—	9.1
Acquisition of treasury stock	(2.0)	—	—	—	(2.0)
Proceeds from financing element derivatives	—	—	39.5	—	39.5
Payments for financing element derivatives	—	—	(22.7)	—	(22.7)
Excess tax benefits from share-based payment arrangements	—	—	0.8	—	0.8
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	1.1	—	1.1
Principal repayments of long-term debt	—	—	(6.4)	—	(6.4)
Net proceeds from short-term borrowings	—	—	85.7	(57.7)	28.0
Dividends and capital paid to parent	—	(301.3)	(309.6)	610.9	—
Investment contract deposits	—	—	2,133.0	—	2,133.0
Investment contract withdrawals	—	—	(3,663.1)	—	(3,663.1)
Net increase in banking operation deposits	—	—	37.0	—	37.0
Other	—	—	(2.2)	—	(2.2)
Net cash used in financing activities	(9.4)	(301.3)	(1,706.9)	553.2	(1,464.4)
Net increase (decrease) in cash and cash equivalents	313.5	40.4	(673.9)	(93.1)	(413.1)
Cash and cash equivalents at beginning of period	304.6	534.4	2,256.8	(855.4)	2,240.4
Cash and cash equivalents at end of period	$618.1	$574.8	$1,582.9	$(948.5)	$1,827.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2010
(Unaudited)

13. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(105.9)	$801.6	$1,463.1	$(743.9)	$1,414.9
Investing activities
Available-for-sale securities:
Purchases	—	(50.0)	(2,918.0)	—	(2,968.0)
Sales	—	—	1,623.7	—	1,623.7
Maturities	—	—	2,049.6	—	2,049.6
Mortgage loans acquired or originated	—	—	(181.1)	—	(181.1)
Mortgage loans sold or repaid	—	—	862.2	—	862.2
Real estate acquired	—	—	(42.1)	—	(42.1)
Real estate sold	—	—	1.3	—	1.3
Net purchases of property and equipment	—	—	(16.5)	—	(16.5)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(45.7)	—	(45.7)
Dividends received from (contributions to) unconsolidated entities	(496.3)	152.3	—	344.0	—
Net change in other investments	—	20.5	(51.7)	(19.4)	(50.6)
Net cash provided by (used in) investing activities	(496.3)	122.8	1,281.7	324.6	1,232.8
Financing activities
Issuance of common stock	1,154.4	—	—	—	1,154.4
Acquisition of treasury stock	(3.7)	—	—	—	(3.7)
Proceeds from financing element derivatives	—	—	77.9	—	77.9
Payments for financing element derivatives	—	—	(43.7)	—	(43.7)
Excess tax benefits from share-based payment arrangements	—	—	0.2	—	0.2
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	750.0	—	—	—	750.0
Principal repayments of long-term debt	—	(13.7)	(8.0)	—	(21.7)
Net proceeds from (repayments of) short-term borrowings	—	(344.4)	20.4	(21.7)	(345.7)
Capital received from (dividends paid to) parent	—	496.3	(152.3)	(344.0)	—
Investment contract deposits	—	—	2,681.1	—	2,681.1
Investment contract withdrawals	—	—	(5,224.4)	—	(5,224.4)
Net increase in banking operation deposits	—	—	68.1	—	68.1
Other	—	—	(3.2)	—	(3.2)
Net cash provided by (used in) financing activities	1,884.2	138.2	(2,583.9)	(365.7)	(927.2)
Net increase in cash and cash equivalents	1,282.0	1,062.6	160.9	(785.0)	1,720.5
Cash and cash equivalents at beginning of period	(2.0)	546.0	2,728.5	(664.5)	2,608.0
Cash and cash equivalents at end of period	$1,280.0	$1,608.6	$2,889.4	$(1,449.5)	$4,328.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2010, compared with December 31, 2009, and our consolidated results of operations for the three and six months ended June 30, 2010 and 2009, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2009, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) continued difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations; (3) continued volatility or further declines in the equity markets could reduce our assets under management (“AUM”) and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period; (5) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (6) our valuation of fixed maturities and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition; (7) the determination of the amount of allowances and impairments taken on our investments requires estimations and assumptions which are subject to differing interpretations and could materially impact our results of operations or financial position; (8) gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income; (9) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (10) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (11) our efforts to reduce the impact of interest rate changes on our profitability and retained earnings may not be effective; (12) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (13) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (14) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (15) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (16) the pattern of amortizing our DPAC and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of the asset and the timing of our net income; (17) we may need to fund deficiencies in our Closed Block assets; (18) a pandemic, terrorist attack or other catastrophic event could adversely affect our net income; (19) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and profitability; (20) we face risks arising from acquisitions of businesses; (21) changes in laws, regulations or accounting standards may reduce our profitability; (22) a computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our profitability; (23) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (24) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (25) fluctuations in foreign currency exchange rates could reduce our profitability; (26) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests and (27) our financial results may be adversely impacted by global climate changes.

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

•                  International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, mutual funds, institutional asset management and life insurance accumulation products through operations in Brazil, Chile, China, Hong Kong Special Administrative Region, India, Indonesia, Malaysia, Mexico, Singapore and Thailand.

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

Healthcare Reform

During the first quarter of 2010, federal legislation was enacted that reformed the healthcare system. Among the many changes, the newly enacted healthcare legislation eliminates the tax deductibility of retiree prescription drug expenses incurred after 2012, up to the Medicare Part D subsidy amount, which had been allowed to encourage employers to offer retiree drug coverage.  There was no impact for the three months ended June 30, 2010; however, we recognized a $7.8 million negative impact to net income for the six months ended June 30, 2010, associated with the release of the portion of our deferred tax asset on accrued retiree prescription drug expenses related to our employees that will no longer be tax-deductible after December 31, 2012.

Transactions Affecting Comparability of Results of Operations

Brasilprev Seguros e Previdencia S.A.

On April 30, 2010, we signed definitive agreements with Banco do Brasil (“Banco”), including the Shareholders Agreement governing the operations of our pension joint venture, Brasilprev Seguros e Previdencia S.A. (“Brasilprev”).  The agreements result in Brasilprev having, for 23 years, the exclusive right to distribute pension products within the Banco bank network and a reduction in our economic interest to 25%, which resulted in a $72.1 million after-tax net realized capital gain. Brasilprev will continue to be jointly managed and reported as an equity method investment in our International Asset Management and Accumulation segment. Due to the decline in our economic interest, we expect to see a decline in our earnings from this operation in the near term.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. Our consolidated net income was positively impacted by $19.8 million and negatively impacted by $8.9 million for the three months ended June 30, 2010 and 2009, respectively, and positively impacted by $27.2 million and negatively impacted by $22.1 million for the six months ended June 30, 2010 and 2009, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Stock-Based Compensation Plans.”

Defined Benefit Pension Expense

The 2010 annual pension benefit expense for substantially all of our employees and certain agents is expected to be $110.4 million pre-tax, which is a $47.2 million decrease from the 2009 pre-tax pension expense of $157.6 million. This decrease is primarily due to actual asset returns in 2009 that were greater than expected, resulting in an actuarial gain and higher than expected plan assets as of December 31, 2009. The higher asset value increased the expected return on plan assets in 2010 and the actuarial gain reduced the previous actuarial loss and its amortization in 2010.  For additional information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Employee and Agent Benefits.” Approximately $27.6 million and $55.2 million of pre-tax pension expense was reflected in the determination of net income for the three and six months ended June 30, 2010, respectively. In addition, approximately $27.6 million of pre-tax pension expense will be reflected in each of the following two quarters of 2010. The expected long-term return on plan assets assumption and the discount rate used to develop the 2010 expense remained at the same 8.0% and 6.0% rates, respectively, used to develop the 2009 expense.

Recent Accounting Pronouncements

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	Increase (decrease)	2010	2009	Increase (decrease)
	(in millions)
Revenues:
Premiums and other considerations	$868.2	$937.7	$(69.5)	$1,747.1	$1,887.6	$(140.5)
Fees and other revenues	554.8	515.2	39.6	1,122.4	988.7	133.7
Net investment income	877.0	860.1	16.9	1,740.0	1,688.6	51.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(11.9)	(20.8)	8.9	21.8	11.9	9.9
Total other-than-temporary impairment losses on available-for-sale securities	(107.1)	(200.9)	93.8	(191.7)	(347.5)	155.8
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	52.6	66.5	(13.9)	58.0	117.1	(59.1)
Net impairment losses on available-for-sale securities	(54.5)	(134.4)	79.9	(133.7)	(230.4)	96.7
Net realized capital losses	(66.4)	(155.2)	88.8	(111.9)	(218.5)	106.6
Total revenues	2,233.6	2,157.8	75.8	4,497.6	4,346.4	151.2
Expenses:
Benefits, claims and settlement expenses	1,337.0	1,334.3	2.7	2,612.3	2,640.9	(28.6)
Dividends to policyholders	55.0	62.9	(7.9)	111.5	126.4	(14.9)
Operating expenses	683.8	562.7	121.1	1,359.7	1,251.1	108.6
Total expenses	2,075.8	1,959.9	115.9	4,083.5	4,018.4	65.1
Income before income taxes	157.8	197.9	(40.1)	414.1	328.0	86.1
Income taxes	13.6	33.9	(20.3)	66.3	41.4	24.9
Net income	144.2	164.0	(19.8)	347.8	286.6	61.2
Net income attributable to noncontrolling interest	1.9	5.4	(3.5)	6.5	7.0	(0.5)
Net income attributable to Principal Financial Group, Inc.	142.3	158.6	(16.3)	341.3	279.6	61.7
Preferred stock dividends	8.3	8.3	—	16.5	16.5	—
Net income available to common stockholders	$134.0	$150.3	$(16.3)	$324.8	$263.1	$61.7

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Net Income Available to Common Stockholders

Despite higher profitability in the full service accumulation business due to higher average account values, earnings were reduced by higher DPAC amortization expense in our individual annuities and full service accumulation businesses resulting from declining equity market performance during the second quarter of 2010, compared to improving equity market performance during the second quarter of 2009, and lower fees in our investment only business due to an opportunistic early extinguishment of medium-term notes in 2009 with no corresponding activity in 2010. The reduction in net realized capital losses was offset by a corresponding increase in DPAC amortization expense, resulting in an insignificant impact to net income available to common stockholders. Significantly higher net realized capital losses in the second quarter of 2009 within our individual annuities business resulted in lower DPAC amortization expense in the second quarter of 2009.

Total Revenues

Premiums decreased $81.9 million for the Life and Health Insurance segment primarily due to a reduction in average covered members in our health and specialty benefits insurance businesses.

Fees for the U.S. Asset Accumulation segment increased $27.5 million primarily due to higher fee income stemming from an increase in average account values as a result of improved equity markets during the latter half of 2009. In addition, fees for the Global Asset Management segment increased $7.7 million due to an increase in average AUM as a result of improved market performance during the latter half of 2009.

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of inflation in Chile during 2010 compared to deflation in 2009. This increase was partially offset by a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, and a decline in reinvestment yields. The decrease in average invested assets was primarily due to our decision to scale back our investment only business. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain financial instruments and our decision to sell invested assets. Net realized capital losses decreased primarily due to a gain associated with the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture and lower impairments, net of noncredit losses recognized in other comprehensive income and recoveries from sales, on fixed maturities, available-for-sale. These items were partially offset by an increase in the residential mortgage loan loss provision for our Bank and Trust Services business in the second quarter of 2010, which primarily related to the home equity portfolio. For additional information, see “Investments — Investment Results.”

Total Expenses

Operating expenses increased $140.3 million for the U.S. Asset Accumulation segment primarily due to an increase in DPAC amortization expense resulting from the net realized capital losses recognized within our individual annuities business in 2009, relative to nominal net realized capital gains in 2010. In addition, declining equity markets during the second quarter of 2010, compared to improving equity markets in the second quarter of 2009 contributed to the increase in DPAC amortization expense.

Income Taxes

The effective income tax rates were 9% and 17% for the three months ended June 30, 2010 and 2009, respectively. The effective income tax rate for the three months ended June 30, 2010, was lower than the U.S. statutory rate primarily due to a realized capital gain on the restructuring of our Brasilprev equity method investment that is eligible for the indefinite investment exception and income tax deductions allowed for corporate dividends received. The effective income tax rate for the three months ended June 30, 2009, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the interest exclusion from taxable income and taxes on our share of earnings generated from equity method investments, which are reflected in net investment income. The effective income tax rate decreased to 9% from 17% for the three months ended June 30, 2010 and 2009, respectively, primarily due to a decrease in our estimated annual 2010 effective income tax rate resulting from the second quarter 2010 restructuring of our Brasilprev equity method investment, which is eligible for the indefinite investment exception.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to higher profitability in our full service accumulation business due to higher fees stemming from an increase in average account values, which resulted from improved equity markets during the latter half of 2009. In addition, our International Asset Management and Accumulation segment had higher profitability primarily due to the strengthening of the Latin American currencies against the U.S. dollar; higher investment returns on assets not backing segment insurance products as a result of inflation in Chile during 2010, compared to deflation in 2009, and higher fee revenues driven by higher average AUM as a result of local market performance. The reduction in net realized capital losses was offset by a corresponding increase in DPAC amortization expense, resulting in an insignificant impact to net income available to common stockholders. Significantly higher net realized capital losses in 2009 within our individual annuities business resulted in lower DPAC amortization expense in 2009.

Total Revenues

Premiums decreased $167.0 million for the Life and Health Insurance segment primarily due to a reduction in average covered members in our health and specialty benefits insurance businesses.

Fees for the U.S. Asset Accumulation segment increased $92.7 million, primarily due to higher fee income stemming from an increase in average account values as a result of improved equity markets during the latter half of 2009. In addition, fees for the Global Asset Management segment increased $17.9 million due to an increase in average AUM as a result of improved market performance during the latter half of 2009.

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of inflation in Chile during 2010 compared to deflation in 2009. This increase was partially offset by a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, and a decline in reinvestment yields. The decrease in average invested assets was primarily due to our decision to scale back our investment only business. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain financial instruments and our decision to sell invested assets. Net realized capital losses decreased primarily due to a gain associated with the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture and lower impairments, net of noncredit losses recognized in other comprehensive income and recoveries from sales, on fixed maturities, available-for-sale. These items were partially offset by an increase in the residential mortgage loan loss provision for our Bank and Trust Services business in 2010, which primarily related to the home equity portfolio. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $68.3 million for the Life and Health Insurance segment primarily due to a decrease in membership in our health and specialty benefits insurance businesses.  In addition, benefits, claims and settlement expenses decreased $63.7 million for the U.S. Asset Accumulation segment primarily due to a decrease in our investment only business resulting from lower variable crediting rates and a decline in average account values, which resulted from our decision to scale back this business. Partially offsetting these decreases was a $104.3 million increase in our International Asset Management and Accumulation segment, primarily due to higher inflation-based interest crediting rates to customers in Chile and the strengthening of the Chilean peso against the U.S. dollar.

Operating expenses increased $106.2 million for the U.S. Asset Accumulation segment primarily due to an increase in DPAC amortization resulting from the net realized capital losses recognized within our individual annuities business in 2009 relative to nominal net realized capital gains in 2010. In addition, declining equity markets during 2010, compared to improving equity markets in 2009, contributed to the increase in DPAC amortization expense.

Income Taxes

The effective income tax rates were 16% and 13% for the six months ended June 30, 2010 and 2009, respectively. The effective income tax rate for the six months ended June 30, 2010, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, a realized capital gain on the restructuring of our Brasilprev equity method investment that is eligible for the indefinite investment exception and taxes on our share of earnings generated from equity method investments, which are reflected in net investment income. The effective income tax rate for the six months ended June 30, 2009, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the interest exclusion from taxable income and taxes on our share of earnings generated from equity method investments, which are reflected in net investment income. The effective income tax rate increased to 16% from 13% for the six months ended June 30, 2010 and 2009, respectively, primarily due to an increase in our income before income taxes with no proportionate change in permanent tax differences.

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

The following table presents the U.S. Asset Accumulation account value rollforward for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in billions)
Account values, beginning of period	$168.8	$141.7	$163.9	$146.1
Net cash flow (1)	(1.2)	(1.8)	(1.1)	0.2
Credited investment performance	(7.3)	11.2	(2.1)	5.1
Other	(0.3)	—	(0.7)	(0.3)
Account values, end of period	$160.0	$151.1	$160.0	$151.1

(1)         Includes net cash flow of $(0.9) billion and $(1.6) billion for the three months ended June 30, 2010 and 2009, respectively, and $(1.6) billion and $(3.1) billion for the six months ended June 30, 2010 and 2009, respectively, resulting from the decision to scale back our investment only business.

The following table presents certain summary financial data relating to the U.S. Asset Accumulation segment for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2010	2009	(decrease)	2010	2009	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$72.1	$40.8	$31.3	$137.0	$109.8	$27.2
Fees and other revenues	333.1	305.6	27.5	674.7	583.5	91.2
Net investment income	616.1	644.9	(28.8)	1,222.3	1,305.5	(83.2)
Total operating revenues	1,021.3	991.3	30.0	2,034.0	1,998.8	35.2
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	533.1	536.9	(3.8)	1,047.1	1,127.0	(79.9)
Operating expenses	319.7	272.2	47.5	617.1	584.9	32.2
Total expenses	852.8	809.1	43.7	1,664.2	1,711.9	(47.7)
Operating earnings before income taxes	168.5	182.2	(13.7)	369.8	286.9	82.9
Income taxes	39.5	44.8	(5.3)	83.8	56.4	27.4
Operating earnings	$129.0	$137.4	$(8.4)	$286.0	$230.5	$55.5

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Operating Earnings

Operating earnings decreased $12.5 million in our individual annuities business primarily due to an increase in DPAC amortization expense resulting from declining equity markets during the second quarter of 2010, compared to improving equity markets in the second quarter of 2009. In addition, operating earnings decreased $9.3 million in our investment only business primarily due to an opportunistic early extinguishment of medium-term notes in 2009 with no corresponding activity in 2010. Partially offsetting the decrease in operating earnings was a $5.5 million and $4.4 million increase in our full service accumulation and Principal Funds businesses, respectively, primarily due to higher fees stemming from an increase in average account values, which primarily resulted from improved equity markets during the latter half of 2009.

Operating Revenues

Premiums increased $18.5 million in our individual annuities business primarily due to an increase in sales of annuities with life contingencies. In addition, premiums increased $12.8 million in our full service payout business primarily due to an increase in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.

Fees increased $19.6 million in our full service accumulation business primarily due to higher fee income stemming from an increase in average account values as a result of the improved equity markets during the latter half of 2009. In addition, fees increased $16.1 million in our Principal Funds business primarily due to an increase in management fee income and distribution income stemming from an increase in average account values, which resulted from an improvement in the equity markets during the latter half of 2009. Partially offsetting the increase in fees was a $13.1 million decrease in our investment only business primarily due to fees received in the second quarter of 2009 relating to an opportunistic early extinguishment of medium-term notes with no corresponding activity in 2010.

Net investment income decreased primarily due to a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, and a decline in reinvestment yields. The decrease in average invested assets primarily resulted from our decision to scale back our investment only business.

Total Expenses

Benefits, claims and settlement expenses decreased $30.6 million in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back this business. In addition, benefits, claims and settlement expenses decreased $12.0 million in our full service accumulation business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates. Partially offsetting the decrease in benefits, claims and settlement expenses was a $27.9 million increase in our individual annuities business primarily due to an increase in change of reserves resulting from higher sales of annuities with life contingencies and, to a lesser extent, an increase in reserve changes for variable annuities guaranteed minimum death benefits, which resulted from a decline in the equity markets during the second quarter of 2010.  Further offsetting the decrease was an $11.2 million increase in our full service payout business primarily due to an increase in change of reserves resulting from higher sales of annuities with life contingencies.

Operating expenses in our individual annuities and full service accumulation businesses increased $22.0 million and $19.6 million, respectively, primarily due to an increase in DPAC amortization expense resulting from declining equity markets during the second quarter of 2010, compared to improving equity markets in the second quarter of 2009.

Income Taxes

The effective income tax rates for the segment were 23% and 25% for the three months ended June 30, 2010 and 2009, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Operating Earnings

Operating earnings increased $30.7 million and $12.8 million in our full service accumulation and Principal Funds businesses, respectively, primarily due to higher fees stemming from an increase in average account values, which resulted from improved equity markets during the latter half of 2009. In addition, operating earnings increased $13.0 million in our individual annuities business due to growth in this block of business.

Operating Revenues

Premiums increased $18.7 million in our individual annuities business primarily due to an increase in sales of annuities with life contingencies. In addition, premiums increased $8.5 million in our full service payout business primarily due to an increase in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.

Fees increased $57.9 million in our full service accumulation business primarily due to higher fee income stemming from an increase in average account values as a result of the improved equity markets during the latter half of 2009. In addition, fees increased $32.0 million in our Principal Funds business primarily due to an increase in management fee income and distribution income stemming from an increase in average account values, which primarily resulted from improved equity markets during the latter half of 2009.

Net investment income decreased primarily due to a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, and a decline in reinvestment yields. The decrease in average invested assets primarily resulted from our decision to scale back our investment only business.

Total Expenses

Benefits, claims and settlement expenses decreased $72.7 million in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back this business. In addition, benefits, claims and settlement expenses decreased $27.1 million in our full service accumulation business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates. Partially offsetting the decrease in benefits, claims and settlement expenses was a $17.1 million increase in our individual annuities business primarily due to an increase in change of reserves resulting from higher sales of annuities with life contingencies and an increase in benefit payments stemming from growth in this block of business.

Operating expenses in our full service accumulation business increased $23.8 million primarily due to an increase in DPAC amortization resulting from declining equity markets during 2010, compared to improving equity markets in 2009. In addition, operating expense increased $10.0 million in our Principal Funds business primarily due to higher commission expense and fees paid to advisors resulting from an increase in average account values.

Income Taxes

The effective income tax rates for the segment were 23% and 20% for the six months ended June 30, 2010 and 2009, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income. The effective tax rate increased to 23% from 20% for the six months ended June 30, 2010 and 2009, respectively, primarily due to an increase in our pre-tax income with no proportionate change in permanent tax differences.

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

The following table provides the AUM rollforward for assets managed by Global Asset Management for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in billions)
AUM, beginning of period	$211.5	$180.5	$205.3	$190.0
Net cash flow (1)	(2.8)	(4.2)	(4.7)	(3.2)
Investment performance	(4.5)	14.3	2.4	8.6
Operations disposed (2)	—	—	—	(3.8)
Other	(2.1)	0.3	(0.9)	(0.7)
AUM, end of period	$202.1	$190.9	$202.1	$190.9

(1)             Includes net cash flow of $(0.9) billion and $(1.6) billion for the three months ended June 30, 2010 and 2009, respectively, and $(1.6) billion and $(3.1) billion for the six months ended June 30, 2010 and 2009, respectively, resulting from the U.S. Asset Accumulation segment’s decision to scale back its investment only business.

(2)             Includes disposition of certain asset management contracts within Post Advisory Group, LLC.

The following table presents certain summary financial data relating to the Global Asset Management segment for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	Increase (decrease)	2010	2009	Increase (decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$110.9	$103.2	$7.7	$221.2	$203.8	$17.4
Net investment income	3.4	0.1	3.3	6.9	3.9	3.0
Total operating revenues	114.3	103.3	11.0	228.1	207.7	20.4
Expenses:
Total expenses	93.3	89.8	3.5	187.2	183.2	4.0
Operating earnings before income taxes and noncontrolling interest	21.0	13.5	7.5	40.9	24.5	16.4
Income taxes	7.5	4.4	3.1	14.9	8.1	6.8
Operating earnings attributable to noncontrolling interest	1.2	0.9	0.3	1.7	1.4	0.3
Operating earnings	$12.3	$8.2	$4.1	$24.3	$15.0	$9.3

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Operating Earnings

Operating earnings increased primarily due to higher fee revenues driven by an increase in average AUM as a result of improved market performance during the latter half of 2009.

Operating Revenues

Fees increased primarily due to an increase in average AUM as a result of improved market performance during the latter half of 2009.

Net investment income increased primarily due to losses in our equity method investment in 2009 with no corresponding losses in 2010.

Total Expenses

Total expenses increased due to higher staff related costs resulting from higher compensation expense, which was partially offset by lower intangible amortization expense as certain intangibles were fully amortized as of December 31, 2009.

Income Taxes

The effective income tax rates for the segment were 36% and 33% for the three months ended June 30, 2010 and 2009, respectively.  The effective income tax rate was higher than the U.S. statutory rate for the three months ended June 30, 2010, primarily due to the impact of recently enacted healthcare legislation limiting the deductibility of employee remuneration and state income tax expense. These increases are partially offset by the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest. The effective income tax rate for the three months ended June 30, 2009, was lower than the U.S. statutory rate, primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest. The effective income tax rate increased to 36% from 33% for the three months ended June 30, 2010 and 2009, respectively, primarily due to the impact of recently enacted healthcare legislation limiting the deductibility of employee remuneration and eliminating deductibility of retiree prescription drug expenses related to our employees, up to the Medicare Part D subsidy amount, and an increase in state income tax expense.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Operating Earnings

Operating earnings increased primarily due to higher fee revenues driven by an increase in average AUM as a result of improved market performance during the latter half of 2009.

Operating Revenues

Fees increased primarily due to an increase in average AUM as a result of improved market performance during the latter half of 2009.

Net investment income increased primarily due to losses in our equity method investment in 2009 with no corresponding activity in 2010.

Total Expenses

Total expenses increased primarily due to higher staff related costs resulting from higher compensation expense, which was partially offset by lower intangible amortization expense as certain intangibles were fully amortized as of December 31, 2009.

Income Taxes

The effective income tax rates for the segment were 36% and 33% for the six months ended June 30, 2010 and 2009, respectively. The effective income tax rate for the six months ended June 30, 2010, was higher than the U.S. statutory rate, primarily due to state income tax expense. The effective income tax rate for the six months ended June 30 2009, was lower than the U.S. statutory rate, primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest. The effective income tax rate increased to 36% from 33% for the six months ended June 30, 2010 and 2009, respectively, primarily due to the impact of recently enacted healthcare legislation limiting the deductibility of employee remuneration and an increase in state income tax expense.

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

The following table presents the International Asset Management and Accumulation AUM rollforward for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in billions)
AUM, beginning of period	$35.7	$23.5	$34.6	$23.1
Net cash flow	1.5	1.2	1.9	1.7
Investment performance	0.8	1.3	1.6	1.7
Effect of exchange rates	(0.6)	2.8	(0.6)	2.4
Other	0.7	(0.1)	0.6	(0.2)
AUM, end of period	$38.1	$28.7	$38.1	$28.7

The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	Increase (decrease)	2010	2009	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$56.0	$75.0	$(19.0)	$115.1	$116.2	$(1.1)
Fees and other revenues	35.8	28.4	7.4	68.5	52.5	16.0
Net investment income	96.4	58.3	38.1	185.7	57.0	128.7
Total operating revenues	188.2	161.7	26.5	369.3	225.7	143.6
Expenses:
Benefits, claims and settlement expenses	120.4	104.7	15.7	230.8	126.4	104.4
Operating expenses	33.6	27.6	6.0	65.7	49.8	15.9
Total expenses	154.0	132.3	21.7	296.5	176.2	120.3
Operating earnings before income taxes and noncontrolling interest	34.2	29.4	4.8	72.8	49.5	23.3
Income taxes (benefits)	(0.8)	0.1	(0.9)	(0.3)	3.2	(3.5)
Operating earnings attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Operating earnings	$35.0	$29.3	$5.7	$72.9	$46.3	$26.6

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Operating Earnings

Operating earnings increased primarily due to the strengthening of the Latin American currencies against the U.S. dollar; higher fee revenues driven by higher average AUM as a result of local market performance and higher investment returns on assets not backing segment insurance products as a result of inflation in Chile during 2010, compared to deflation in 2009. These increases were partially offset by decreased earnings in our equity method investment in Brazil.

Operating Revenues

Premiums in Chile decreased $19.2 million primarily due to lower sales of single premium annuities with life contingencies, which was partially offset by the strengthening of the Chilean peso against the U.S. dollar.

Fees and other revenues in Mexico and Chile collectively increased $5.6 million primarily due to higher investment management fees driven by higher average AUM as a result of local market performance and the strengthening of the Latin American currencies against the U.S. dollar. In addition, fees and other revenues in Hong Kong increased $1.3 million primarily due to higher investment management fees driven by higher average AUM as a result of market performance.

Net investment income in Chile increased $40.1 million primarily due to higher inflation-based investment returns on average invested assets and cash as a result of inflation in 2010 compared to deflation in 2009 and the strengthening of the Chilean peso against the U.S. dollar.

Total Expenses

Benefits, claims and settlement expenses in Chile increased $17.9 million primarily due to higher inflation-based interest crediting rates to customers and the strengthening of the Chilean peso against the U.S. dollar, which was partially offset by a lower change in reserve expense associated with decreased sales of single premium annuities with life contingencies.

Operating expenses increased primarily due to higher compensation expenses, higher present value of future profits and DPAC amortization resulting from net unlocking and true-up adjustments in Mexico and the strengthening of the Latin American currencies against the U.S. dollar.

Income Taxes

The effective income tax rates for this segment were (2)% and 0% for the three months ended June 30, 2010 and 2009, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the income statement presentation of equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to the equity method investment is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective tax rate.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Operating Earnings

Operating earnings increased primarily due to the strengthening of the Latin American currencies against the U.S. dollar; higher investment returns on assets not backing segment insurance products as a result of inflation in Chile during 2010, compared to deflation in 2009, and higher fee revenues driven by higher average AUM as a result of local market performance.

Operating Revenues

Fees and other revenues in Mexico and Chile collectively increased $11.2 million primarily due to higher investment management fees driven by higher average AUM as a result of local market performance and the strengthening of the Latin American currencies against the U.S. dollar. In addition, fees and other revenues in Hong Kong increased $3.1 million primarily due to higher investment management fees driven by higher average AUM as a result of market performance.

Net investment income in Chile increased $116.0 million primarily due to higher inflation-based investment returns on average invested assets and cash as a result of inflation in 2010 compared to deflation in 2009 and the strengthening of the Chilean peso against the U.S. dollar.

Total Expenses

Benefits, claims and settlement expenses in Chile increased $102.7 million primarily due to higher inflation-based interest crediting rates to customers and the strengthening of the Chilean peso against the U.S. dollar.

Operating expenses increased primarily due to higher present value of future profits and DPAC amortization resulting from net unlocking and true-up adjustments in Mexico, higher compensation costs and the strengthening of the Latin American currencies against the U.S. dollar.

Income Taxes

The effective income tax rates for this segment were 0% and 6% for the six months ended June 30, 2010 and 2009, respectively. The effective income tax rates were lower than the U.S. statutory rate, primarily due to the income statement presentation of equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to the equity method investment is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective tax rate.

Life and Health Insurance Segment

Individual Life Insurance Trends

Our life insurance premiums are influenced by both economic and industry trends. In addition, we continue to shift our marketing emphasis to universal life insurance products from traditional life insurance products, which include participating whole life, adjustable life products and non-participating term life insurance products. Due to this shift in marketing emphasis, premiums related to our traditional life insurance products have declined, while fee revenues from our universal and variable universal life insurance products have grown on a year-to-date basis.

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Universal and variable universal life insurance fee revenue	$87.7	$87.7	$184.2	$168.1
Traditional life insurance premiums	132.3	140.2	262.3	280.6

Health Insurance Trends

We have experienced lower premium revenue as increases in premium per member have been more than offset by a decrease in average covered medical members.

Our health insurance premium and fees were as follows for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Premium and fees:
Group medical insurance	$317.4	$376.0	$647.8	$764.8
Fee-for-service	27.1	32.6	57.2	67.2

Specialty Benefits Insurance Trends

Premium and fees for our specialty benefits’ group products decreased due to lapses outpacing sales, as well as the economic impact on employment levels of our existing employer customers.  Individual disability, however, was up slightly due to strong sales and stable lapses.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Premium and fees:
Group dental and vision insurance	$128.2	$135.4	$256.0	$272.1
Group life insurance	79.4	84.5	158.6	168.0
Group disability insurance	66.9	72.4	132.0	146.7
Individual disability insurance	48.4	44.9	95.9	89.3

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

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	Increase (decrease)	2010	2009	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$738.2	$820.1	$(81.9)	$1,491.2	$1,658.2	$(167.0)
Fees and other revenues	125.7	132.0	(6.3)	263.0	259.3	3.7
Net investment income	173.2	164.8	8.4	340.8	330.4	10.4
Total operating revenues	1,037.1	1,116.9	(79.8)	2,095.0	2,247.9	(152.9)
Expenses:
Benefits, claims and settlement expenses	692.3	716.6	(24.3)	1,346.6	1,416.4	(69.8)
Dividends to policyholders	54.6	62.2	(7.6)	110.7	124.6	(13.9)
Operating expenses	209.4	252.5	(43.1)	452.8	514.0	(61.2)
Total expenses	956.3	1,031.3	(75.0)	1,910.1	2,055.0	(144.9)
Operating earnings before income taxes	80.8	85.6	(4.8)	184.9	192.9	(8.0)
Income taxes	26.2	27.9	(1.7)	60.5	63.4	(2.9)
Operating earnings	$54.6	$57.7	$(3.1)	$124.4	$129.5	$(5.1)

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Operating Earnings

Operating earnings in our individual life insurance business decreased $2.3 million as growth in the block of business was offset by the negative impact from the equity market decline as well as higher gross claims. While a substantial amount of the higher gross claims are offset by the benefit of reinsurance, under U.S. GAAP we defer much of the benefit of reinsurance, which causes an increase in reported benefits expense and lower DPAC amortization expense. In addition, operating earnings in our health insurance business decreased $1.1 million primarily due to a decrease in average covered medical members and due to an increase in reserves related to individual contracts converted from group medical plans, which was partially offset by favorable prior period claim development in our group medical products.

Operating Revenues

Premiums decreased $58.8 million in our health insurance business as increases in premium per member were more than offset by a reduction in average covered medical members due to lapses and declining employment levels of our existing customers. Premiums decreased $13.4 million in our specialty benefits insurance business as growth in the individual disability business was more than offset by a decline in our group products’ premiums driven by lapses outpacing sales and a decline in employment levels of our existing employer customers.

Fees and other revenues decreased $5.0 million in our health insurance business, as increases in fees per member were more than offset by a decrease in average fee-for-service medical members.

Net investment income increased due to an increase in average invested assets.

Total Expenses

Benefits, claims and settlement expenses decreased $57.8 million in our health insurance business due to a decrease in average covered medical members. In addition, health insurance reserves decreased due to favorable prior period claim development in our group medical products, which were offset by an increase in reserves related to individual contracts converted from group medical plans. Benefits, claims and settlement expenses decreased $9.6 million in our specialty benefits insurance business due to a decrease in membership and a stable loss ratio. Partially offsetting the decreases in benefits, claims and settlement expenses was a $43.1 million increase in our individual life insurance business as a result of higher gross claims. While a substantial amount of the higher gross claims are offset by the benefit of reinsurance, under U.S. GAAP we defer much of the benefit of reinsurance, which causes an increase in reported benefits.

Operating expenses decreased $35.2 million in our individual life insurance business primarily due to a decrease in DPAC amortization associated with higher gross claims.

Income Taxes

The effective income tax rates for this segment were 32% and 33% for the three months ended June 30, 2010 and 2009, respectively. The effective income tax rates were lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Operating Earnings

Operating earnings in our health insurance business decreased $7.3 million primarily due to a decrease in average covered medical members and due to an increase in reserves related to individual contracts converted from group medical plans, which was partially offset by favorable prior period claim development in our group medical products. In addition, operating earnings in our specialty benefits insurance business decreased $3.2 million due to an increase in claims and adverse impacts of the economic environment on premium growth, offset by a decrease in expenses. Partially offsetting the decreases in operating earnings was a $5.4 million increase in our individual life insurance business due to Closed Block experience offset by the impact of the equity market decline and higher gross claims. While a substantial amount of the higher gross claims are offset by the benefit of reinsurance, under U.S. GAAP we defer much of the benefit of reinsurance, which causes an increase in reported benefits expense and lower DPAC amortization expense.

Operating Revenues

Premiums decreased $117.4 million in our health insurance business as increases in premium per member were more than offset by a reduction in average covered medical members due to lapses and declining employment levels of our existing customers. Premiums decreased $31.9 million in our specialty benefits insurance business as growth in the individual disability business was more than offset by a decline in our group products’ premiums driven by lapses outpacing sales and a decline in employment levels of our existing employer customers.

Fees and other revenues increased $14.3 million in our individual life insurance business primarily due to growth in the universal life and variable universal life insurance lines of business. Fees and other revenues decreased $9.1 million in our health insurance business, as increases in fees per member were more than offset by a decrease in average fee-for-service medical members. Fees and other revenues decreased $1.7 million in our specialty benefits insurance business due to an increase in lapses of our group universal life insurance line of business.

Net investment income increased due to an increase in average invested assets.

Total Expenses

Benefits, claims and settlement expenses decreased $96.8 million in our health insurance business due to a decrease in average covered medical members. In addition, health insurance reserves decreased due to favorable prior period claim development in our group medical products, which were offset by an increase in reserves related to individual contracts converted from group medical plans. Benefits, claims and settlement expenses decreased $15.0 million in our specialty benefits insurance business due to a decline in membership.  Partially offsetting the decreases in benefits, claims and settlement expenses was a $42.0 million increase in our individual life insurance business as a result of higher gross claims. While a substantial amount of the higher gross claims are offset by the benefit of reinsurance, under U.S. GAAP we defer much of the benefit of reinsurance, which causes an increase in reported benefits.

Operating expenses decreased $29.5 million in our individual life insurance business primarily due to a decrease in DPAC amortization associated with higher gross claims. Operating expenses decreased $19.4 million and $12.5 million in our health and specialty benefits insurance businesses, respectively, primarily due to actively managing expenses to align with a decline in membership and lower employee defined benefit pension and other postretirement benefit costs.

Income Taxes

The effective income tax rate for this segment was 33% for both the six months ended June 30, 2010 and 2009. The effective income tax rate was lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	Increase (decrease)	2010	2009	Increase (decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(39.9)	$(37.4)	$(2.5)	$(71.6)	$(83.1)	$11.5
Expenses:
Total expenses	(7.1)	0.6	(7.7)	(15.6)	(19.1)	3.5
Operating losses before income taxes, preferred stock dividends and noncontrolling interest	(32.8)	(38.0)	5.2	(56.0)	(64.0)	8.0
Income tax benefits	(13.7)	(14.2)	0.5	(23.9)	(23.7)	(0.2)
Preferred stock dividends	8.3	8.3	—	16.5	16.5	—
Operating losses attributable to noncontrolling interest	—	—	—	(0.1)	—	(0.1)
Operating losses	$(27.4)	$(32.1)	$4.7	$(48.5)	$(56.8)	$8.3

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Operating Losses

Operating losses decreased due to a decline in the net amounts credited to employee accounts in a nonqualified defined contribution pension plan and a change in income tax reserves established for Internal Revenue Service (“IRS”) tax matters.

Operating Revenues

Operating revenues decreased primarily due to an increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses. This decrease was partially offset by an increase in earnings on higher average invested assets for the segment, representing capital that has not been allocated to any other segment.

Total Expenses

Total expenses decreased primarily due to an increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in operating revenues. In addition, total expenses decreased due to a decline in net amounts credited to employee accounts in a nonqualified defined contribution pension plan.

Income Taxes

Income tax benefits decreased due to a decrease in operating losses before income taxes mostly offset by a change in income tax reserves established for IRS tax matters.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Operating Losses

Operating losses decreased primarily due to earnings on higher average invested assets for the segment, representing capital that has not been allocated to any other segment.

Operating Revenues

Operating revenues increased primarily due to an increase in earnings on higher average invested assets for the segment, representing capital that has not been allocated to any other segment.

Total Expenses

Total expenses increased due to higher interest expense on corporate debt, which resulted from a larger long-term debt balance as well as a higher interest rate. These increases in total expenses were partially offset by a decline in net amounts credited to employee accounts in a nonqualified defined contribution pension plan.

Income Taxes

Income tax benefits increased as a change in income tax reserves established for IRS tax matters more than offset a decrease in operating losses before income taxes.

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

Although, as of June 30, 2010, approximately $13.4 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity and although our life insurance and annuity liabilities contain provisions limiting early surrenders, given market conditions, we maintained a historically high position of cash and cash equivalent holdings through much of 2009. As market conditions improve, we will continue to reduce our cash and cash equivalent holdings. Our liquidity is also supported by a portfolio of government-backed securities, of which we held $4.0 billion as of June 30, 2010, that may be utilized to bolster our liquidity position, as collateral for secured borrowing transactions with various third parties or by disposing of the securities in the open market, if needed.

As of June 30, 2010, we had credit facilities with various financial institutions in an aggregate amount of $705.6 million. As of June 30, 2010 and December 31, 2009, we had $126.5 million and $101.6 million, respectively, of outstanding borrowings related to our credit facilities, with $25.8 million of assets pledged as support as of June 30, 2010. None of these credit arrangements, other than our commercial paper back-stop facility, are committed facilities. Due to the financial strength and the strong relationships we have with these providers, as well as the small size of these facilities, we are comfortable that there is a very low risk that the financial institutions would not be able to fund these facilities. Our credit facilities include a $579.0 million commercial paper program, of which $75.0 million was outstanding as of June 30, 2010. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of June 30, 2010. The back-stop facility is a five year facility that matures in June 2012. The facility is supported by fourteen banks, most if not all of which have other relationships with us. We have no reason to believe that our current providers would be unable or unwilling to fund the facility if necessary.

The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. In general, the current statutory limitations are the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on these limitations, Principal Life could distribute approximately $608.7 million in 2010. No dividends were paid as of June 30, 2010; however, on June 21, 2010, Principal Life distributed paid-in and contributed surplus in the amount of $300.0 million to its parent company.

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

Net cash provided by operating activities was $1,484.3 million and $1,414.9 million for the six months ended June 30, 2010, and 2009, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2010 compared to 2009 was primarily due to fluctuations in receivables and payables associated with the timing of settlement as well as an increase in fees and other revenue. This increase was partially offset by an increase in cash paid for benefits, claims and settlement expenses as well as a decrease in cash received from premiums and other considerations.

Net cash used in investing activities was $433.0 million for the six months ended June 30, 2010, compared to net cash provided by investing activities of $1,232.8 million for the six months June 30, 2009. The increase in cash used in investing activities in 2010 compared to 2009 was primarily the result of an increase in net purchases of investments in 2010.

Net cash used in financing activities was $1,464.4 million and $927.2 million for the six months ended June 30, 2010 and 2009, respectively. The increase in cash used in financing activities is primarily due to the issuance of common stock and long-term debt in 2009 with no corresponding activity in 2010, offset by a decrease in net withdrawals of investment contracts.

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

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of June 30, 2010, we have no preferred dividend restrictions. The dividend payments on our preferred equity are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt.  The components of short-term debt as of June 30, 2010, and December 31, 2009, were as follows:

	June 30, 2010	December 31, 2009
	(in millions)
Commercial paper	$75.0	$75.0
Other recourse short-term debt	51.5	26.6
Total short-term debt	$126.5	$101.6

Long-Term Debt. As of June 30, 2010, there have been no significant changes to long-term debt since December 31, 2009.

Stockholders’ Equity. For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Stockholders’ Equity.”

Capitalization

Our capital structure as of June 30, 2010, and December 31, 2009, consisted of debt and equity summarized as follows:

	June 30, 2010	December 31, 2009
	(in millions)
Debt:
Short-term debt	$126.5	$101.6
Long-term debt	1,572.4	1,584.6
Total debt	1,698.9	1,686.2
Stockholders’ equity:
Equity attributable to Principal Financial Group, Inc. excluding accumulated other comprehensive income	9,280.5	8,935.5
Total capitalization excluding accumulated other comprehensive income	$10,979.4	$10,621.7
Debt to equity excluding accumulated other comprehensive income	18%	19%
Debt to capitalization excluding accumulated other comprehensive income	15%	16%

As of June 30, 2010, we had $1,049.1 million of excess capital, consisting of cash and highly liquid assets in the holding companies available for debt maturities, interest and preferred dividend expenses and other holding company obligations. We continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

Contractual Obligations and Contractual Commitments

As of June 30, 2010, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2009.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of June 30, 2010, there have been no significant changes to guarantees and indemnifications since December 31, 2009. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

Each of A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service and Standard & Poor’s revised its outlook for the U.S. life insurance sector to negative from stable in mid-to-late 2008. In the last few months, A.M. Best and Moody’s have revised their outlooks back to stable. Standard & Poor’s and Fitch indicate they will review the outlook later in 2010. The agencies indicate they believe the economic recovery will be slow moving, hampering earnings recovery, and creating the potential for further credit losses, particularly in the commercial and residential mortgage asset classes. However, all agencies also indicate there are positive signs for the U.S. life insurance sector. In May 2010, Standard & Poor’s downgraded the financial strength rating of Principal Life and Principal National to A from A+ and changed the outlook to stable from positive. Standard & Poor’s review was based on its new U.S. asset stress model.

The following table summarizes our significant financial strength and debt ratings from the major independent rating organizations. The debt ratings shown are indicative ratings. Outstanding issuances are rated the same as indicative ratings unless otherwise noted. Actual ratings can differ from indicative ratings based on contractual terms.

	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Principal Financial Group
Senior Unsecured Debt (1)			BBB	Baa1
Preferred Stock (2)			BB+	Baa3
Principal Financial Services
Senior Unsecured Debt			BBB
Commercial Paper			A-2	P-2
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A	Aa3
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A	Aa3

(1)          Moody’s has rated Principal Financial Group’s senior debt issuance “A3”

(2)          S&P has rated Principal Financial Group’s preferred stock issuance “BB”

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

As of June 30, 2010, 36% of our net assets (liabilities) were Level 1, 60% were Level 2 and 4% were Level 3. Excluding separate account assets as of June 30, 2010, 1% of our net assets (liabilities) were Level 1, 97% were Level 2 and 2% were Level 3.

As of December 31, 2009, 37% of our net assets (liabilities) were Level 1, 58% were Level 2 and 5% were Level 3. Excluding separate account assets as of December 31, 2009, 3% of our net assets (liabilities) were Level 1, 95% were Level 2 and 2% were Level 3.

Changes in Level 3 fair value measurements

The net change for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010, was as follows:

	Balance as of June 30, 2010	Balance as of December 31, 2009	Net change
		(in millions)
Assets
Fixed maturities, available-for-sale	$939.9	$1,172.6	$(232.7)
Fixed maturities, trading	240.6	63.5	177.1
Equity securities, available-for-sale	43.8	71.7	(27.9)
Derivative assets	37.4	54.4	(17.0)
Other investments	130.4	—	130.4
Separate account assets	3,960.4	4,120.7	(160.3)

Liabilities
Investment-type insurance contracts	(78.2)	(23.6)	(54.6)
Derivative liabilities	(236.4)	(93.7)	(142.7)
Other liabilities	(145.3)	(89.1)	(56.2)

Net total	$4,892.6	$5,276.5	$(383.9)

The decrease in the fair value of Level 3 instruments for the six months ended June 30, 2010, is primarily related to fixed maturities, available-for-sale and separate account assets. The decrease in fixed maturities, available-for-sale is primarily due to our obtaining prices from third party pricing vendors versus relying on broker quotes or internal pricing models for certain structured securities, resulting in the transfer of those assets out of Level 3 to Level 2. The decrease in separate account assets is primarily a result of sales on real estate.  These decreases are partially offset by a net increase in fair value of Level 3 instruments related to the implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010. As a result of the new guidance, certain previously unconsolidated VIEs were consolidated and certain previously consolidated VIEs were deconsolidated. The fair value of Level 3 assets and liabilities of the newly consolidated and deconsolidated VIEs is primarily included in the net change for fixed maturities, trading; other investments; derivative liabilities and other liabilities.

The net change for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009, was as follows:

	Balance as of June 30, 2009	Balance as of December 31, 2008	Net change
		(in millions)
Assets
Fixed maturities, available-for-sale	$1,243.7	$1,173.0	$70.7
Fixed maturities, trading	68.2	60.7	7.5
Equity securities, available-for-sale	25.1	56.2	(31.1)
Derivative assets	67.6	100.7	(33.1)
Separate account assets	4,886.7	6,042.3	(1,155.6)

Liabilities
Investment-type insurance contracts	(31.2)	(60.2)	29.0
Derivative liabilities	(165.5)	(266.9)	101.4
Other liabilities	(32.0)	(103.8)	71.8

Net total	$6,062.6	$7,002.0	$(939.4)

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

Investments

We had total consolidated assets as of June 30, 2010, of $136.6 billion, of which $65.9 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2010, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets.

	June 30, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
		($ in millions)
Fixed maturities:
Public	$34,803.9	53%	$33,719.6	53%
Private	14,671.4	22	13,533.4	21
Equity securities	394.1	1	435.5	1
Mortgage loans:
Commercial	9,775.6	15	10,121.8	16
Residential	1,517.0	2	1,723.8	2
Real estate held for sale	46.2	—	35.4	—
Real estate held for investment	1,036.5	2	999.2	2
Policy loans	894.4	1	902.5	1
Other investments	2,758.0	4	2,465.3	4
Total invested assets	65,897.1	100%	63,936.5	100%
Cash and cash equivalents	1,827.3		2,240.4
Total invested assets and cash	$67,724.4		$66,176.9

Investment Results

Net Investment Income

The following table presents the yield and investment income, excluding net realized capital gains and losses, for our invested assets for the periods indicated. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.  The yields for fixed maturities and equity securities are calculated using amortized cost and cost, respectively.  All other yields are calculated using carrying amounts.

	For the three months ended June 30,				Increase (decrease)		For the six months ended June 30,				Increase (decrease)
	2010		2009		2010 vs. 2009		2010		2009		2010 vs. 2009
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	5.8%	$711.3	5.7%	$687.1	0.1%	$24.2	5.7%	$1,399.6	5.6%	$1,357.8	0.1%	$41.8
Equity securities	3.0	3.3	4.1	4.6	(1.1)	(1.3)	3.2	7.1	4.1	9.4	(0.9)	(2.3)
Mortgage loans — commercial	5.9	146.3	5.8	157.0	0.1	(10.7)	5.9	293.1	5.8	316.9	0.1	(23.8)
Mortgage loans — residential	5.7	22.5	4.5	20.2	1.2	2.3	5.1	41.7	3.4	30.6	1.7	11.1
Real estate	4.3	11.5	3.4	8.0	0.9	3.5	4.0	21.3	3.9	18.5	0.1	2.8
Policy loans	6.8	15.1	6.9	15.5	(0.1)	(0.4)	6.9	30.9	6.7	30.3	0.2	0.6
Cash and cash equivalents	0.4	1.7	0.4	3.5	—	(1.8)	0.3	3.1	0.4	6.9	(0.1)	(3.8)
Other investments	(1.5)	(9.9)	(1.4)	(8.8)	(0.1)	(1.1)	(0.8)	(10.4)	(1.7)	(22.3)	0.9	11.9
Total before investment expenses	5.3	901.8	5.1	887.1	0.2	14.7	5.3	1,786.4	5.0	1,748.1	0.3	38.3
Investment expenses	(0.1)	(24.8)	(0.1)	(27.0)	—	2.2	(0.1)	(46.4)	(0.2)	(59.5)	0.1	13.1
Net investment income	5.2%	$877.0	5.0%	$860.1	0.2%	$16.9	5.2%	$1,740.0	4.8%	$1,688.6	0.4%	$51.4

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets, most notably fixed maturities, related to inflation in Chile during 2010 versus deflation during 2009, and the strengthening of the Chilean peso against the U.S. dollar. This increase is partially offset by a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, and a decline in reinvestment yields. The decrease in average invested assets was primarily due to our decision to scale back our investment only business.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net investment income on fixed maturities, mortgage loans-residential and other invested assets increased primarily due to higher inflation-based investment returns related to inflation in Chile during 2010 versus deflation during 2009, and the strengthening of the Chilean peso against the U.S. dollar. This increase is partially offset by a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, primarily due to our decision to scale back our investment only business. Also offsetting the increase was a decline in reinvestment yields and lower yields on floating rate investments supporting floating rate liabilities.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains (losses) for our invested assets for the periods indicated.

	For the three months ended June 30,		Increase (decrease)	For the six months ended June 30,		Increase (decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(in millions)
Fixed maturities, available-for-sale - credit impairments (1)	$(55.2)	$(113.7)	$58.5	$(132.6)	$(212.4)	$79.8
Fixed maturities, available-for-sale - other (2)	0.2	0.8	(0.6)	8.4	42.7	(34.3)
Fixed maturities, trading	4.0	18.2	(14.2)	14.5	41.8	(27.3)
Equity securities — credit impairments	(0.2)	(7.8)	7.6	3.8	(1.7)	5.5
Derivatives and related hedge activities (3)	(18.5)	(38.6)	20.1	5.1	(33.1)	38.2
Commercial mortgages	(15.6)	(24.7)	9.1	(32.8)	(54.2)	21.4
Other gains (losses)	18.9	10.6	8.3	21.7	(1.6)	23.3
Net realized capital losses	$(66.4)	$(155.2)	$88.8	$(111.9)	$(218.5)	$106.6

(1)                                  Includes credit impairments as well as gains or losses, net of realized credit recoveries on the sale of previously impaired securities, on sales of fixed maturities to reduce credit risk. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedge activities, were a net gain (loss) of $(0.9) million and $10.4 million for the three months ended June 30, 2010 and 2009, respectively, and $4.9 million and $14.0 million for the six months ended June 30, 2010 and 2009, respectively.

(2)                                  Includes other gains and losses on sales.

(3)                                  Includes fixed maturities, available-for-sale impairment-related net losses of $2.5 million and $2.3 million for the three and six months ended June 30, 2009, respectively, which were hedged by derivatives reflected in this line. We did not recognize any fixed maturities, available-for-sale impairment-related losses in derivatives and related hedge activities for the three and six months ended June 30, 2010.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net realized capital losses on fixed maturities, available-for-sale - credit impairments decreased primarily due to lower impairments on corporate securities as a result of improved market conditions and lower credit losses on sales in 2010 relative to 2009 due to our decision to reduce exposure to BBB rated securities in 2009, partially offset by increased impairments on commercial mortgage-backed securities.

Net realized capital losses on derivatives and related hedge activities decreased due to gains versus losses on equity derivatives not designated as hedging instruments resulting from a decline in the S&P index. These gains were partially offset by losses versus gains on credit default swaps due to changes in credit spreads.

Other net realized capital gains included an $80.1 million gain in the second quarter of 2010 resulting from the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture. This gain was partially offset by a $66.5 million residential mortgage loan loss provision for our Bank and Trust Services business in the second quarter of 2010, which primarily related to the continued deterioration in the home equity portfolio resulting from sustained economic stress. Of this residential mortgage loan loss provision, $34.0 million related to 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net realized capital losses on fixed maturities, available-for-sale - credit impairments decreased primarily due to lower impairments on corporate securities as a result of improved market conditions and lower credit losses on sales in 2010 relative to 2009 due to our decision to reduce exposure to BBB rated securities in 2009, partially offset by increased impairments on commercial mortgage-backed securities. Net realized capital gains on fixed maturities, available-for-sale -other decreased due to lower gains on sales in 2010.

Net realized capital gains on fixed maturities, trading decreased due to lower mark-to-market gains on these securities resulting from an improvement in market liquidity during the second quarter of 2009 and larger credit spread tightening in 2009 as compared to 2010.

Net realized capital gains on derivatives and related hedge activities increased due to gains versus losses on equity derivatives and an increase in gains on periodic settlements and accruals on interest rate swaps not designated as hedging instruments, resulting from a decline in the S&P index and short-term interest rates relative to 2009. These gains were partially offset by losses versus gains on credit default swaps due to changes in credit spreads.

Net realized capital losses on commercial mortgages decreased due to a lower valuation allowance provision in 2010 than in 2009. For additional information, see “Commercial Mortgage Loan Valuation Allowance.”

Other net realized capital gains included an $80.1 million gain in 2010 resulting from the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture. This gain was partially offset by a $73.6 million residential mortgage loan loss provision for our Bank and Trust Services business in 2010, which primarily related to the continued deterioration in our home equity portfolio resulting from sustained economic stress.

U.S. Investment Operations

Of our invested assets, $61.4 billion were held by our U.S. operations as of June 30, 2010. Our U.S. invested assets are managed primarily by our Global Asset Management segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to three primary sources of investment risk:

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of June 30, 2010, there are nine members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturities we purchase. Teams of security analysts, organized by industry, analyze and monitor these investments. In addition, we have teams who specialize in residential mortgage-backed securities, CMBS, asset-backed securities (“ABS”) and below investment grade securities. Our analysts monitor issuers held in the portfolio on a continuous basis with a formal review documented annually or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer. The qualitative analysis includes an assessment of both accounting and management aggressiveness of the issuer. In addition, technical indicators such as stock price volatility and credit default swap levels are monitored.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are typically 65% or less loan-to-value ratios and a debt service coverage ratio of at least 1.5 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for new brick and mortar commercial mortgages, excluding Global Asset Management segment mortgages, in our portfolio was 54% and 52% as of June 30, 2010 and December 31, 2009, respectively. The debt service coverage ratio at loan inception for new brick and mortar commercial mortgages, excluding Global Asset Management segment mortgages, in our portfolio was 2.0 times as of both June 30, 2010 and December 31, 2009.  The weighted average loan-to-value ratio for loans held in our brick and mortar commercial mortgage portfolio, excluding Global Asset Management segment mortgages, was 68% as of June 30, 2010, and 69% as of December 31, 2009. The debt service coverage ratio for loans held in our brick and mortar commercial mortgage portfolio, excluding Global Asset Management segment mortgages, was 1.7 times as of June 30, 2010, and 1.8 times as of December 31, 2009.

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

Overall Composition of U.S. Invested Assets

As shown in the following table, the major categories of U.S. invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, real estate, residential mortgage loans and equity securities. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the separate accounts.

	June 30, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$31,919.4	52%	$30,952.5	52%
Private	14,671.4	24	13,533.4	23
Equity securities	340.8	1	388.8	1
Mortgage loans:
Commercial	9,775.6	16	10,121.8	17
Residential	982.5	1	1,128.7	2
Real estate held for sale	37.8	—	23.8	—
Real estate held for investment	1,035.8	2	998.4	2
Policy loans	874.3	1	881.3	1
Other investments	1,772.7	3	1,480.2	2
Total invested assets	61,410.3	100%	59,508.9	100%
Cash and cash equivalents	1,761.9		2,192.3
Total invested assets and cash	$63,172.2		$61,701.2

Fixed Maturities

Fixed maturities consist of publicly traded and privately placed bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of June 30, 2010 and December 31, 2009, were $8.8 billion and $7.4 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.  Fixed maturities include trading portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. We held $488.0 million and $348.1 million of these trading securities as of June 30, 2010 and December 31, 2009, respectively.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	June 30, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$794.8	2%	$781.9	2%
States and political subdivisions	2,531.5	5	2,218.2	5
Non-U.S. governments	430.5	1	462.4	1
Corporate — public	19,837.8	43	19,182.8	43
Corporate — private	12,377.8	27	11,604.7	26
Residential pass-through securities	3,177.4	7	3,367.7	7
Commercial mortgage-backed securities	3,851.6	8	3,602.9	8
Residential collateralized mortgage obligations	1,503.9	3	1,172.4	3
Asset-backed securities	2,085.5	4	2,092.9	5
Total fixed maturities	$46,590.8	100%	$44,485.9	100%

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

We purchase ABS to diversify the overall credit risks of the fixed maturities portfolio and to provide attractive returns. The principal risks in holding ABS are structural and credit risks. Structural risks include the security’s priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks involve issuer/servicer risk where collateral values can become impaired in the event of servicer credit deterioration. Our ABS portfolio is diversified both by type of asset and by issuer. We actively monitor holdings of ABS to ensure that the risk profile of each security improves or remains consistent. Prepayments in the ABS portfolio are, in general, insensitive to changes in interest rates or are insulated from such changes by call protection features. In the event that we are subject to prepayment risk, we monitor the factors that impact the level of prepayment and prepayment speed for those ABS. In addition, we diversify the risks of ABS by holding a diverse class of securities, which limits our exposure to any one security.

The international exposure held in our U.S. operation’s fixed maturities portfolio was 22% of total fixed maturities as of both June 30, 2010 and December 31, 2009. It is comprised of corporate and foreign government fixed maturities. The following table presents our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	June 30, 2010	December 31, 2009
	Carrying amount	Carrying amount
	(in millions)
European Union	$2,846.0	$2,913.1
United Kingdom	2,185.0	2,219.8
Australia	1,176.8	1,127.5
Asia	1,108.1	1,067.5
South America	586.3	523.9
Mexico	319.7	269.1
Japan	132.4	54.6
Other countries (1)	1,773.4	1,494.3
Total	$10,127.7	$9,669.8

(1)                                  Includes exposure from 22 countries as of June 30, 2010, and 23 countries as of December 31, 2009.

All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments to 20% of Principal Life’s total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of June 30, 2010 and December 31, 2009, our investments in Canada totaled $1,702.7 million and $1,612.7 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The exposure attributed to monoline bond and mortgage insurers from investments that are guaranteed by them is not included in the evaluation of our top ten exposures. We are not relying on said guarantors and are directly evaluating exposure to these investments. The following table presents our top ten exposures as of June 30, 2010.

Amortized cost
(in millions)
JP Morgan Chase & Co.	$302.1
Bank of America Corp. (1)	256.4
Wells Fargo & Co. (1)	249.1
AT&T Inc.	236.8
General Electric Co.	229.3
Berkshire Hathaway Inc.	224.0
Export Import Bank of U.S.	211.4
Telefonica SA	178.1
Verizon Communications Inc.	170.6
Goldman Sachs Group, Inc.	155.9
Total top ten exposures	$2,213.7

(1)                                  Includes actual counterparty exposure.

We had exposure to monoline bond and mortgage insurers with an amortized cost of $677.7 million and a carrying amount of $705.9 million as of June 30, 2010. The $677.7 million includes wrapped guarantees on $651.6 million of underlying municipal bonds, corporate credit or ABS. Our direct exposure to these insurers was $26.1 million. Of the $651.6 million in wrapped guarantees, 45% was investment grade municipal bonds; 38% was investment grade bank perpetual preferred securities; 10% was ABS backed by sub-prime or Alt-A first lien mortgages, of which 28% was investment grade; and 7% was corporate fixed maturities, of which 92% was investment grade.

Fixed Maturities Valuation and Credit Quality. Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. In addition, investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. Monthly, all bonds placed on the “watch list” are analyzed by investment analysts or analysts that focus on troubled securities (“Workout Group”). This group then meets with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of prices. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) monitors the bond investments of insurers for regulatory reporting purposes and, when required, assigns securities to one of six investment categories. In 2009, the NAIC approved an initiative to create a new modeling and assessment process for non-agency residential mortgage-backed securities effective December 31, 2009.  The NAIC retained PIMCO Advisors to undertake the modeling and assignment of the NAIC ratings for these securities. The NAIC designations closely mirror the NRSROs’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of June 30, 2010, the percentage, based on fair value, of total publicly traded and privately placed fixed maturities that were investment grade with an NAIC designation 1 or 2 was 93%.

The following table presents our total fixed maturities by NAIC designation and the equivalent ratings of the NRSROs as of the periods indicated as well as the percentage, based on fair value, that each designation comprises.

		June 30, 2010			December 31, 2009
NAIC rating	Rating agency equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	AAA/AA/A	$26,240.5	$26,969.0	58%	$25,527.2	$25,341.5	57%
2	BBB	15,935.9	16,323.3	35	15,885.1	15,726.8	35
3	BB	2,552.5	2,136.1	4	2,824.1	2,259.4	5
4	B	1,066.5	740.7	2	982.8	701.3	2
5	CCC and lower	415.1	315.1	1	376.1	253.0	1
6	In or near default	250.3	106.6	—	349.4	203.9	—
	Total fixed maturities	$46,460.8	$46,590.8	100%	$45,944.7	$44,485.9	100%

Fixed maturities include 27 securities with an amortized cost of $280.5 million, gross gains of $8.0 million, gross losses of $9.9 million and a carrying amount of $278.6 million as of June 30, 2010, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios. As of June 30, 2010, based on amortized cost, 61% of our CMBS portfolio had ratings of A or higher and 51% was issued in 2005 or before and 41% of our ABS home equity portfolio had ratings of A or higher and 86% was issued in 2005 or before.

The following tables present credit quality and year of issuance (“vintage”) for our CMBS as of the periods indicated.

	June 30, 2010
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$523.4	$520.3	$164.4	$162.8	$166.7	$158.9	$145.5	$133.6	$104.2	$61.7	$1,104.2	$1,037.3
2004	280.7	283.8	61.0	57.5	69.8	53.7	41.5	23.1	64.4	34.3	517.4	452.4
2005	431.3	454.9	28.4	28.1	28.0	18.3	126.6	83.9	185.7	79.6	800.0	664.8
2006	241.2	236.8	9.6	11.5	57.9	54.5	36.4	25.8	163.9	54.2	509.0	382.8
2007	430.5	421.7	38.0	38.4	179.9	174.9	291.7	259.6	669.2	218.6	1,609.3	1,113.2
2008	4.6	4.8	15.1	15.1	28.2	28.7	11.7	6.8	35.2	15.6	94.8	71.0
2009	92.5	96.1	—	—	—	—	—	—	—	—	92.5	96.1
2010	29.9	30.6	3.3	3.4	—	—	—	—	—	—	33.2	34.0
Total	$2,034.1	$2,049.0	$319.8	$316.8	$530.5	$489.0	$653.4	$532.8	$1,222.6	$464.0	$4,760.4	$3,851.6

	December 31, 2009
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$727.8	$722.2	$178.1	$170.6	$173.9	$151.2	$163.9	$135.8	$96.9	$36.8	$1,340.6	$1,216.6
2004	296.8	291.4	60.9	50.5	81.7	46.4	43.2	18.3	50.7	24.6	533.3	431.2
2005	451.9	446.4	59.5	41.7	88.5	47.1	106.4	46.0	127.1	43.2	833.4	624.4
2006	215.2	196.0	14.9	13.8	70.8	57.2	76.3	42.1	148.5	27.1	525.7	336.2
2007	355.4	326.4	48.5	42.2	176.6	147.2	282.8	196.6	680.1	191.3	1,543.4	903.7
2008	4.6	3.9	15.1	13.1	24.2	21.9	11.5	4.6	35.4	13.7	90.8	57.2
2009	34.0	33.6	—	—	—	—	—	—	—	—	34.0	33.6
Total	$2,085.7	$2,019.9	$377.0	$331.9	$615.7	$471.0	$684.1	$443.4	$1,138.7	$336.7	$4,901.2	$3,602.9

The following tables present our exposure to ABS home equity portfolio supported by subprime first lien mortgages by credit quality and vintage as of the periods indicated.

	June 30, 2010
	AAA		AA		A		BBB		BB and below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & prior	$35.5	$34.3	$69.5	$58.4	$8.4	$7.8	$56.4	$43.6	$57.0	$36.0	$226.8	$180.1
2004	28.7	24.8	18.3	15.5	13.1	13.1	12.5	11.2	6.1	4.7	78.7	69.3
2005	3.1	3.0	7.7	2.9	2.0	1.2	—	—	70.7	46.8	83.5	53.9
2006	—	—	—	—	—	—	—	—	15.8	9.6	15.8	9.6
2007	—	—	—	—	—	—	—	—	49.2	36.9	49.2	36.9
Total	$67.3	$62.1	$95.5	$76.8	$23.5	$22.1	$68.9	$54.8	$198.8	$134.0	$454.0	$349.8

	December 31, 2009
	AAA		AA		A		BBB		BB and below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & prior	$72.5	$62.3	$75.3	$55.6	$5.0	$3.3	$40.9	$25.7	$44.9	$23.0	$238.6	$169.9
2004	49.6	37.7	13.1	8.3	9.4	7.7	10.6	7.8	—	—	82.7	61.5
2005	8.1	4.7	10.1	4.2	2.0	1.3	—	—	75.1	34.0	95.3	44.2
2006	—	—	—	—	—	—	—	—	16.7	7.8	16.7	7.8
2007	—	—	—	—	—	—	—	—	53.8	30.6	53.8	30.6
Total	$130.2	$104.7	$98.5	$68.1	$16.4	$12.3	$51.5	$33.5	$190.5	$95.4	$487.1	$314.0

Fixed Maturities Watch List. We monitor any decline in the credit quality of fixed maturities through the designation of “problem securities,” “potential problem securities” and “restructured securities”. We define problem securities in our fixed maturity portfolio as securities: (i) as to which principal and/or interest payments are in default or where default is perceived to be imminent in the near term, or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. We define potential problem securities in our fixed maturity portfolio as securities included on an internal “watch list” for which management has concerns as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential problem involves significant subjective judgments by our management as to the likely future industry conditions and developments with respect to the issuer. We define restructured securities in our fixed maturity portfolio as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that would not have otherwise been considered. We determine that restructures should occur in those instances where greater economic value will be realized under the new terms than through liquidation or other disposition and may involve a change in contractual cash flows. If the present value of the restructured cash flows is less than the current cost of the asset being restructured, a realized capital loss is recorded in net income and a new cost basis is established.

The following table presents the total carrying amount of our fixed maturities portfolio, as well as its problem and potential problem fixed maturities for the periods indicated.

	June 30, 2010	December 31, 2009
	($ in millions)
Total fixed maturities (public and private) (1)	$46,590.8	$44,485.9
Problem fixed maturities (2)	$275.6	$237.3
Potential problem fixed maturities	304.3	315.9
Total problem and potential problem fixed maturities	$579.9	$553.2
Total problem and potential problem fixed maturities as a percent of total fixed maturities	1.24%	1.24%

(1)          There were no restructured fixed maturities for the periods indicated.

(2)          The problem fixed maturities carrying amount is net of other-than-temporary impairment losses.

Fixed Maturities Impairments. We have a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

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

The net realized loss relating to other-than-temporary credit impairments of fixed maturities was $137.5 million and $225.8 million for the six months ended June 30, 2010 and 2009, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	June 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,602.7	$92.8	$387.5	$4,308.0
Finance — Brokerage	432.7	19.9	3.6	449.0
Finance — Finance Companies	223.6	11.4	7.3	227.7
Finance — Financial Other	563.7	39.2	5.5	597.4
Finance — Insurance	2,780.4	122.9	113.6	2,789.7
Finance — REITS	1,234.9	28.9	34.9	1,228.9
Industrial — Basic Industry	1,801.9	110.6	13.7	1,898.8
Industrial — Capital Goods	2,388.2	152.9	13.1	2,528.0
Industrial — Communications	2,508.0	184.8	15.1	2,677.7
Industrial — Consumer Cyclical	1,693.6	104.5	21.5	1,776.6
Industrial — Consumer Non-Cyclical	3,263.9	267.9	22.6	3,509.2
Industrial — Energy	1,994.9	141.1	20.3	2,115.7
Industrial — Other	627.3	38.0	19.7	645.6
Industrial — Technology	794.6	50.1	8.2	836.5
Industrial — Transportation	704.0	39.5	12.3	731.2
Utility — Electric	2,582.4	191.2	11.7	2,761.9
Utility — Natural Gas	1,086.0	78.4	4.2	1,160.2
Utility — Other	151.9	15.2	0.3	166.8
FDIC guaranteed	95.0	2.4	—	97.4
Government guaranteed	1,268.6	94.3	10.5	1,352.4
Total corporate securities	30,798.3	1,786.0	725.6	31,858.7

Residential pass-through securities	2,898.2	135.8	0.7	3,033.3
Commercial mortgage-backed securities	4,757.0	74.9	983.7	3,848.2
Residential collateralized mortgage obligations (1)	1,455.0	30.8	65.4	1,420.4
Asset-backed securities — Home equity (2)	454.0	0.1	104.3	349.8
Asset-backed securities — All other	1,253.2	42.3	2.2	1,293.3
Collateralized debt obligations — Credit	155.6	—	64.6	91.0
Collateralized debt obligations — CMBS	235.2	0.2	102.4	133.0
Collateralized debt obligations — Loans	109.3	0.4	10.1	99.6
Collateralized debt obligations — ABS (3)	44.3	0.5	14.9	29.9
Total mortgage-backed and other asset-backed securities	11,361.8	285.0	1,348.3	10,298.5

U.S. government and agencies	587.1	21.9	—	609.0
States and political subdivisions	2,283.5	82.1	7.5	2,358.1
Non-U.S. governments	394.1	36.5	0.1	430.5
Total fixed maturities, available-for-sale	$45,424.8	$2,211.5	$2,081.5	$45,554.8

(1)                                  Includes exposure to Alt-a mortgage loans with an amortized cost of $61.2 million, gross unrealized gains of $0.1, gross unrealized losses of $8.1 million and a carrying amount of $53.2 million. The Alt-a portfolio has a weighted average rating of A and 61% are 2005 and prior vintages.

(2)                                  This exposure is all related to sub-prime mortgage loans.

(3)                                  Includes exposure to sub-prime mortgage loans with an amortized cost of $19.8 million, gross unrealized gains of $0.5 million, gross unrealized losses of $9.5 million and a carrying amount of $10.8 million.

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,288.5	$68.2	$480.4	$3,876.3
Finance — Brokerage	428.6	11.0	6.4	433.2
Finance — Finance Companies	265.2	9.0	18.7	255.5
Finance — Financial Other	535.6	26.0	8.6	553.0
Finance — Insurance	2,714.9	36.5	207.9	2,543.5
Finance — REITS	1,327.1	14.6	80.0	1,261.7
Industrial — Basic Industry	1,921.4	74.9	19.1	1,977.2
Industrial — Capital Goods	2,364.0	99.1	33.0	2,430.1
Industrial — Communications	2,761.6	174.3	21.8	2,914.1
Industrial — Consumer Cyclical	1,597.0	69.4	32.0	1,634.4
Industrial — Consumer Non-Cyclical	3,149.6	172.0	27.4	3,294.2
Industrial — Energy	1,933.3	108.3	19.2	2,022.4
Industrial — Other	700.0	22.8	20.0	702.8
Industrial — Technology	765.0	31.6	11.2	785.4
Industrial — Transportation	934.9	41.7	18.4	958.2
Utility — Electric	2,518.6	115.6	18.6	2,615.6
Utility — Natural Gas	1,086.2	66.0	7.4	1,144.8
Utility — Other	122.8	3.2	0.6	125.4
FDIC guaranteed	96.1	1.4	—	97.5
Government guaranteed	1,102.8	76.3	16.9	1,162.2
Total corporate securities	30,613.2	1,221.9	1,047.6	30,787.5

Residential pass-through securities	3,019.1	86.0	3.8	3,101.3
Commercial mortgage-backed securities	4,898.0	20.9	1,319.2	3,599.7
Residential collateralized mortgage obligations (1)	1,198.9	13.5	114.9	1,097.5
Asset-backed securities — Home equity (2)	487.1	—	173.1	314.0
Asset-backed securities — All other	1,308.1	21.1	15.5	1,313.7
Collateralized debt obligations — Credit	197.2	1.5	67.0	131.7
Collateralized debt obligations — CMBS	257.0	—	129.4	127.6
Collateralized debt obligations — Loans	101.4	—	21.4	80.0
Collateralized debt obligations — ABS (3)	51.9	0.3	21.9	30.3
Total mortgage-backed and other asset-backed securities	11,518.7	143.3	1,866.2	9,795.8

U.S. government and agencies	550.1	9.1	0.5	558.7
States and political subdivisions	2,008.7	53.4	13.5	2,048.6
Non-U.S. governments	421.1	42.4	1.1	462.4
Total fixed maturities, available-for-sale	$45,111.8	$1,470.1	$2,928.9	$43,653.0

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

Of the $2,081.5 million in gross unrealized losses as of June 30, 2010, there were $7.8 million in losses attributed to securities scheduled to mature in one year or less, $97.1 million attributed to securities scheduled to mature between one to five years, $119.3 million attributed to securities scheduled to mature between five to ten years, $509.0 million attributed to securities scheduled to mature after ten years and $1,348.3 million related to mortgage-backed and other ABS that are not classified by maturity year. As of June 30, 2010, we were in a $130.0 million net unrealized gain position as compared to a $1,458.8 million net unrealized loss position as of December 31, 2009. Of the $1,588.8 million decrease in net unrealized losses for the six months ended June 30, 2010, an approximate $1.4 billion net unrealized gain can be attributed to an approximate 71 basis points decrease in interest rates and the remaining net unrealized gains related to other market factors.

Credit Disruption. The credit disruption in the market that began in the last half of 2007 from concerns in the sub-prime markets, and continued into 2008 and 2009 with concerns in the leveraged finance markets has led to reduced liquidity and wider credit spreads. These credit concerns led to widespread forced selling into a very thinly traded market, which further strained market liquidity. This market disruption lowered valuations and, as a result, we have seen an increase in unrealized losses in our securities portfolio. The losses were more pronounced in the Finance sectors and in structured products such as collateralized debt obligations, ABS and CMBS. The decline in value in large part reflects the illiquid markets. During the second quarter of 2009 and continuing through the end of 2009, a narrowing of credit spreads and improvement in liquidity resulted in a decrease in the unrealized losses in our securities portfolio. During the first half of 2010, unrealized losses continued to decrease relative to year-end 2009, primarily due to a decline in interest rates. Future changes in the fair value of these securities will be dependent on continued improvement in market liquidity and changes in general market conditions, including interest rates and credit spread movements. We concluded the prices of the securities in our securities portfolio were temporarily depressed due to (1) the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms, (2) the expectation the issuers will continue to satisfy their obligations given the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence and (3) management not having the intent to sell these securities and as it is not more likely than not that we would be required to sell these securities before the recovery of the amortized cost.

Fixed Maturities Available-for-Sale Securities Unrealized Losses. We believe that our long-term fixed maturities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturities. The net cash inflows into investment grade fixed maturities are less than prior years due to us investing in more liquid investments. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. As of June 30, 2010, none of our new cash flow for the year was invested in below investment grade assets. While Principal Life’s general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to no more than 10% of the total fixed maturities portfolios.

We invest in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. Generally, private placements provide broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets.

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in OCI, as of the periods indicated.

	June 30, 2010				December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,637.3	$1,491.9	$613.2	$29,516.0	$28,439.8	$990.9	$1,015.0	$28,415.7
Private	12,684.1	664.7	427.5	12,921.3	12,159.7	423.3	743.2	11,839.8
Below investment grade:
Public	2,009.1	19.3	389.4	1,639.0	2,233.8	14.4	468.5	1,779.7
Private	2,094.3	35.6	651.4	1,478.5	2,278.5	41.5	702.2	1,617.8
Total fixed maturities, available-for-sale	$45,424.8	$2,211.5	$2,081.5	$45,554.8	$45,111.8	$1,470.1	$2,928.9	$43,653.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$1,187.1	$29.8	$450.3	$7.3	$1,637.4	$37.1
Greater than three to six months	412.1	10.3	171.5	10.1	583.6	20.4
Greater than six to nine months	82.3	1.5	29.6	2.2	111.9	3.7
Greater than nine to twelve months	33.5	8.3	28.8	0.6	62.3	8.9
Greater than twelve to twenty-four months	342.4	38.0	313.6	33.2	656.0	71.2
Greater than twenty-four to thirty-six months	1,619.5	295.2	1,400.7	178.5	3,020.2	473.7
Greater than thirty-six months	1,394.1	230.1	1,131.3	195.6	2,525.4	425.7
Total fixed maturities, available-for-sale	$5,071.0	$613.2	$3,525.8	$427.5	$8,596.8	$1,040.7

	December 31, 2009
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,367.4	$34.5	$927.7	$21.2	$3,295.1	$55.7
Greater than three to six months	139.0	9.7	39.2	1.0	178.2	10.7
Greater than six to nine months	24.0	0.2	22.3	5.1	46.3	5.3
Greater than nine to twelve months	75.6	14.9	50.4	6.9	126.0	21.8
Greater than twelve to twenty-four months	2,169.7	361.2	1,596.0	207.6	3,765.7	568.8
Greater than twenty-four to thirty-six months	1,846.6	415.0	1,650.2	346.2	3,496.8	761.2
Greater than thirty-six months	1,256.7	179.5	659.4	155.2	1,916.1	334.7
Total fixed maturities, available-for-sale	$7,879.0	$1,015.0	$4,945.2	$743.2	$12,824.2	$1,758.2

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$85.3	$3.9	$50.8	$1.2	$136.1	$5.1
Greater than three to six months	49.7	3.6	42.2	6.6	91.9	10.2
Greater than six to nine months	4.9	1.1	0.1	—	5.0	1.1
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve to twenty-four months	42.7	8.5	66.3	25.7	109.0	34.2
Greater than twenty-four to thirty-six months	575.0	256.3	400.6	320.3	975.6	576.6
Greater than thirty-six months	338.8	116.0	247.3	297.6	586.1	413.6
Total fixed maturities, available-for-sale	$1,096.4	$389.4	$807.3	$651.4	$1,903.7	$1,040.8

	December 31, 2009
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$55.7	$3.3	$52.8	$1.2	$108.5	$4.5
Greater than three to six months	3.4	—	14.8	—	18.2	—
Greater than six to nine months	12.7	0.2	0.1	0.1	12.8	0.3
Greater than nine to twelve months	32.8	11.2	1.0	1.8	33.8	13.0
Greater than twelve to twenty-four months	441.3	112.2	365.6	186.7	806.9	298.9
Greater than twenty-four to thirty-six months	609.0	314.8	403.5	435.8	1,012.5	750.6
Greater than thirty-six months	113.8	26.8	84.6	76.6	198.4	103.4
Total fixed maturities, available-for-sale	$1,268.7	$468.5	$922.4	$702.2	$2,191.1	$1,170.7

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	June 30, 2010
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$54.7	$15.9	$566.6	$195.5	$621.3	$211.4
Greater than three to six months	23.1	10.3	1.0	0.4	24.1	10.7
Greater than six to nine months	5.6	1.7	19.2	6.0	24.8	7.7
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	267.1	512.0	991.7	835.0	1,258.8	1,347.0
Total fixed maturities, available-for-sale	$350.5	$539.9	$1,578.5	$1,036.9	$1,929.0	$1,576.8

	December 31, 2009
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$6.1	$2.0	$243.8	$77.4	$249.9	$79.4
Greater than three to six months	—	—	31.8	9.2	31.8	9.2
Greater than six to nine months	0.1	0.1	46.0	22.5	46.1	22.6
Greater than nine to twelve months	28.8	24.8	49.9	25.4	78.7	50.2
Greater than twelve months	276.8	438.3	1,812.8	1,578.5	2,089.6	2,016.8
Total fixed maturities, available-for-sale	$311.8	$465.2	$2,184.3	$1,713.0	$2,496.1	$2,178.2

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $9,775.6 million and $10,121.8 million as of June 30, 2010 and December 31, 2009, respectively. The carrying amount of our residential mortgage loan portfolio was $982.5 million and $1,128.7 million as of June 30, 2010 and December 31, 2009, respectively.

Commercial Mortgage Loans. We generally report commercial mortgage loans on real estate at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

Our commercial mortgage loan portfolio consists of primarily non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of office properties, credit oriented retail properties and general-purpose industrial properties. In addition, we have a $144.3 million and a $174.4 million short-term high yield portfolio of mortgages held within the Global Asset Management segment as of June 30, 2010 and December 31, 2009, respectively.

The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property as shown in the following table for the periods indicated.

	June 30, 2010		December 31, 2009
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
Geographic distribution
New England	$419.6	4.3%	$446.3	4.4%
Middle Atlantic	1,528.2	15.6	1,535.4	15.2
East North Central	879.3	9.0	941.8	9.3
West North Central	486.9	5.0	504.3	5.0
South Atlantic	2,479.3	25.4	2,641.8	26.1
East South Central	256.2	2.6	300.0	3.0
West South Central	667.6	6.8	672.1	6.6
Mountain	718.4	7.3	835.4	8.2
Pacific	2,429.6	24.9	2,377.2	23.5
Valuation allowance	(89.5)	(0.9)	(132.5)	(1.3)
Total	$9,775.6	100.0%	$10,121.8	100.0%
Property type distribution
Office	$2,749.2	28.1%	$2,782.1	27.5%
Retail	2,675.4	27.4	2,782.0	27.5
Industrial	2,386.0	24.4	2,394.3	23.6
Apartments	1,222.6	12.5	1,415.2	14.0
Hotel	484.9	5.0	497.2	4.9
Mixed use/other	347.0	3.5	383.5	3.8
Valuation allowance	(89.5)	(0.9)	(132.5)	(1.3)
Total	$9,775.6	100.0%	$10,121.8	100.0%

Commercial mortgage lending in the state of California accounted for 21% and 20% of our commercial mortgage loan portfolio as of June 30, 2010 and December 31, 2009, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of both June 30, 2010 and December 31, 2009, 31% of the commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 1,069 and 1,101 as of June 30, 2010 and December 31, 2009, respectively. The average loan size of our commercial mortgage portfolio was $9.2 million and $9.3 million as of June 30, 2010 and December 31, 2009, respectively.

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

The decrease in the level of problem, potential problem and restructured commercial mortgages during the first half of 2010 reflects loan write downs and the internal refinance of several others at market terms. There was a significant increase in the level of problem, potential problem, and restructured commercial mortgages during 2009 due to the impact of the U.S. recession on commercial real estate. The job losses and record foreclosures in housing have negatively impacted property vacancy rates and rental rates. Areas significantly impacted by the recession include the South Atlantic and Pacific regions, which account for the majority of the problem, potential problem and restructured commercial mortgages as of June 30, 2010 and December 31, 2009. Apartment properties in those regions, which accounted for over half of the problem, potential problem and restructured commercial mortgages as of December 31, 2009, and over one-third as of June 30, 2010, have been hit the hardest by the falling rents and occupancies. Many of the loans sold and refinanced during the first half of 2010 were apartments in the South Atlantic region.

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated.

	June 30, 2010	December 31, 2009
	($ in millions)
Total commercial mortgages	$9,775.6	$10,121.8
Problem commercial mortgages	$76.8	$96.5
Potential problem commercial mortgages	284.2	521.0
Restructured commercial mortgages	21.2	10.3
Total problem, potential problem and restructured commercial mortgages	$382.2	$627.8
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	3.91%	6.20%

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

The valuation allowance for PFG decreased $43.0 million for the six months ended June 30, 2010, and increased $75.5 million for the year ended December 31, 2009. The decrease in the level of valuation allowance during the first half of 2010 is primarily related to loan write downs and the related release of valuation allowance, which is partially offset by current period provisions. The increase in the level of valuation allowance during 2009 was related to the same market factors as those causing the increase in the level of problem, potential problem and restructured commercial mortgages during 2009.  Areas most affected by the recession, including the South Atlantic and Pacific regions, account for the highest level of reserves at June 30, 2010 and December 31, 2009.

The following table represents our commercial mortgage valuation allowance for the periods indicated.

	June 30, 2010	December 31, 2009
	($ in millions)
Balance, beginning of period	$132.5	$57.0
Provision	42.0	126.9
Releases	(85.0)	(51.4)
Balance, end of period	$89.5	$132.5
Valuation allowance as % of carrying value before reserves	0.91%	1.29%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages of $800.9 million and $912.2 million and first lien mortgages of $227.6 million and $245.2 million as of June 30, 2010 and December 31, 2009, respectively, primarily held by our Bank and Trust Services business. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, defined as loans greater than 90 days delinquent plus non-accrual loans, totaled $31.6 million and $66.8 million as of June 30, 2010 and December 31, 2009, respectively. The valuation allowance for residential mortgage loans was $46.0 million and $28.7 million as of June 30, 2010 and December 31, 2009, respectively.

We establish the residential mortgage loan valuation allowance at levels considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the portfolio. Such evaluation considers numerous factors, including, but not limited to net charge-off trends, loss forecasts, collateral values, geographic location, borrower FICO scores, delinquency rates, industry condition and economic trends. Our residential mortgage loan portfolio, and in particular our home equity loan portfolio, has experienced an increase in severe delinquencies and loss severity from sustained elevated levels of unemployment along with continued depressed collateral values. The deterioration has resulted in an increase in delinquencies and default costs. The change in the valuation allowance is composed of an increase for a pre-tax provision for loan loss of $73.6 million for the six months ended June 30, 2010, and $31.5 million for the year ended December 31, 2009, and a decrease for recorded write downs and the related release of the valuation allowance of $56.3 million and $15.0 million in the same periods, respectively. The provision for loan loss is reported in net realized capital gains (losses) on our consolidated statements of operations.

Real Estate

Real estate consists primarily of commercial equity real estate. As of June 30, 2010 and December 31, 2009, the carrying amount of our equity real estate investment was $1,073.6 million, or 2%, and $1,022.2 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,035.8 million and $998.4 million as of June 30, 2010 and December 31, 2009, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the six months ended June 30, 2010 and the year ended December 31, 2009, there were no such impairment adjustments.

The carrying amount of real estate held for sale was $37.8 million and $23.8 million as of June 30, 2010 and December 31, 2009, respectively. There were no valuation allowances for June 30, 2010 or December 31, 2009.  Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic and West South Central regions of the United States as of June 30, 2010. By property type, there is a concentration in office, industrial and apartments that represented approximately 75% of the equity real estate portfolio as of June 30, 2010.

Other Investments

Our other investments totaled $1,772.7 million as of June 30, 2010, compared to $1,480.2 million as of December 31, 2009. Derivative assets accounted for $1,378.0 million and $1,212.7 million in other investments as of June 30, 2010 and December 31, 2009, respectively. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $4.5 billion were held by our International Asset Management and Accumulation segment as of June 30, 2010. Our international investment operations consist of the investments of Principal International. The assets are managed by either our Global Asset Management segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of June 30, 2010 and December 31, 2009, were fixed maturities, other investments and residential mortgage loans. The following table excludes invested assets of the separate accounts.

	June 30, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities – Public	$2,884.5	64%	$2,767.1	62%
Equity securities	53.3	1	46.7	1
Mortgage loans – Residential	534.5	12	595.1	14
Real estate	9.1	—	12.4	—
Policy loans	20.1	1	21.2	1
Other investments	985.3	22	985.1	22
Total invested assets	4,486.8	100%	4,427.6	100%
Cash and cash equivalents	65.4		48.1
Total invested assets and cash	$4,552.2		$4,475.7

Investments in equity method subsidiaries and direct financing leases accounted for $595.0 million and $363.4 million, respectively, of other investments as of June 30, 2010. Investments in equity method subsidiaries and direct financing leases accounted for $578.7 million and $373.3 million, respectively, of other investments as of December 31, 2009. The remaining other investments as of both June 30, 2010 and December 31, 2009, are primarily related to derivative assets and other short-term investments.

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

We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of June 30, 2010, approximately $13.4 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity.

We are also exposed to interest rate risk based upon the discount rate assumption used for purposes of valuing our employee pension and other postretirement benefit obligations.

Duration-Managed. Our exposure to interest rate risk stems largely from our substantial holdings of guaranteed fixed rate liabilities in our U.S. Asset Accumulation segment. We actively manage the duration of assets and liabilities in these products by minimizing the difference between the two. We have established a guideline for this difference and seek to stay within this tolerance.

As of June 30, 2010, the difference between the asset and liability durations on our primary duration-managed portfolio was -0.29, as compared to -0.12 as of December 31, 2009. This duration gap indicates that, as of June 30, 2010, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gap between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $27,936.6 million and $28,377.1 million as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, the mismatch is outside of our duration gap guideline due to temporary asset and liability spread mismatches. Our cash flow studies reflect our general practice to hold assets and liabilities to maturity and indicate that the interest rate risk is sufficiently managed.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of June 30, 2010, the weighted-average difference between the asset and liability durations on these portfolios was -1.33, as compared to -0.16 as of December 31, 2009. This duration gap indicates that, as of June 30, 2010, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $24,071.8 million and $22,497.1 million as of June 30, 2010 and December 31, 2009, respectively.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,812.4 million and $5,745.5 million as of June 30, 2010 and December 31, 2009, respectively.

Using the assumptions and data in effect as of June 30, 2010, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $400.4 million, compared with an estimated $71.1 million increase as of December 31, 2009. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	June 30, 2010
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$27,936.6	3.32	(0.29)	$81.0
Duration-monitored	24,071.8	4.21	(1.33)	319.4
Non duration-managed	4,812.4	4.39	N/A	N/A
Total	$56,820.8			$400.4

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

Debt Issued and Outstanding. The aggregate fair value of long-term debt was $1,683.6 million and $1,608.4 million, as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $134.7 million, as compared to an estimated $132.6 million increase as of December 31, 2009. As of June 30, 2010, a 100 basis point immediate, parallel increase in interest rates would decrease the fair value of debt by approximately $118.8 million, as compared to an estimated $114.3 million decrease as of December 31, 2009. Debt is not recorded at fair value on the statement of financial position.

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

Use of Derivatives to Manage Interest Rate Risk. We use or have previously used various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate collars, swaptions, futures and options. We use interest rate swaps and futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use interest rate collars to manage interest rate risk related to guaranteed minimum interest rate liabilities in our individual annuities contracts. We purchase swaptions to offset existing exposures. Occasionally, we have sold a callable investment-type agreement and used written interest rate swaptions to transform the callable liability into a fixed term liability.

Derivatives in our portfolio with interest rate sensitivity were in a net liability position with a fair value of $279.3 million and $130.7 million as of June 30, 2010 and December 31, 2009, respectively. The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	June 30, 2010
			Fair value (no accrued interest)
	Notional amount	Weighted average term (years) (1)	-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$20,880.1	5.59	$(391.0)	$(294.0)	$(201.4)
Interest rate collars	500.0	12.66	31.7	15.1	3.7
Swaptions	68.5	1.67	—	0.1	0.4
Futures (2)	0.3	0.24	(0.5)	(0.5)	(0.4)
Total	$21,448.9		$(359.8)	$(279.3)	$(197.7)

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

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements issued to nonqualified institutional investors in the international market, foreign currency-denominated fixed maturities and demand deposits purchased and our international operations.

We estimate that as of June 30, 2010, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2009. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our International Asset Management and Accumulation segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $137.5 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of June 30, 2010, as compared to an estimated $135.7 million, or 10%, reduction as of December 31, 2009. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $3.7 million, or 10%, reduction in the quarterly operating earnings of our international operations for the three months ended June 30, 2010, as compared to an estimated $3.2 million, or 11%, reduction for the three months ended June 30, 2009. In addition, a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $7.8 million, or 11%, reduction in the operating earnings of our international operations for the six months ended June 30, 2010, as compared to an estimated $5.2 million, or 11%, reduction for the six months ended June 30, 2009.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $3,253.5 million and $3,386.0 million as of June 30, 2010 and December 31, 2009, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,680.9 million and $1,867.2 million as of June 30, 2010 and December 31, 2009, respectively.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. Our operations in Chile had currency swaps with a notional amount of $43.0 million and $31.2 million as of June 30, 2010 and December 31, 2009, respectively, which were used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Our operations in Chile also utilized currency forwards with a notional amount of $76.7 million and $91.5 million as of June 30, 2010 and December 31, 2009, respectively, in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2010 or 2009.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of June 30, 2010 and December 31, 2009, the fair value of our equity securities was $394.1 million and $435.5 million, respectively. As of June 30, 2010, a 10% decline in the value of the equity securities would result in an unrealized loss of $39.4 million, as compared to an estimated unrealized loss of $43.6 million as of December 31, 2009.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. We estimate that an immediate 10% decline in the Standard & Poor’s index, followed by a 2% per quarter increase would reduce our annual operating earnings by approximately four to six percent. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition costs and other actuarial balances.

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

The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. We recognized a pre-tax gain (loss) on the change in fair value of the GMWB embedded derivative of $(76.7) million and $(9.3) million for the three months ended June 30, 2010 and 2009, respectively, and $(66.6) million and $10.2 million for the six months ended June 30, 2010 and 2009, respectively. We recognized a pre-tax gain (loss) on the derivatives used to economically hedge our GMWB market risk, which includes equity risk, of $108.3 million and $(112.1) million for the three months ended June 30, 2010 and 2009, respectively, and $ 91.6 million and $(128.9) million for the six months ended June 30, 2010 and 2009, respectively. The difference between the gain (loss) on the GMWB embedded derivative and the related derivatives used to hedge the embedded derivative primarily relates to the changes in the spread reflecting our own creditworthiness, which is incorporated in the discount rates used to value the GMWB embedded derivative.

We incorporate a spread reflecting our own creditworthiness and additional risk margins in the valuation of the GMWB embedded derivative. Throughout the second quarter of 2010, the spread reflecting our own credit risk increased, which drove an increase in the discount rates applied, thereby partially offsetting the overall increase in the fair value of the embedded derivative liability driven by financial market conditions during the quarter. Changes in the spread reflecting our own credit risk have resulted in the income statement impact from the changes in fair value of the embedded derivative being different than the income statement impact from the changes in fair value of the associated hedging instruments. Reflecting the actual and expected changes in value of the GMWB embedded derivative and the associated hedging instruments in our estimated gross profits resulted in a $24.4 million and a $34.7 million pre-tax increase in DPAC amortization for the three and six months ended June 30, 2010, respectively. Additionally, reflecting the actual and expected changes in value of the GMWB embedded derivative and the associated hedging instruments in our estimated gross profits resulted in a $74.6 million and $35.9 million pre-tax decrease in DPAC amortization for the three and six months ended June 30, 2009, respectively.

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

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $399.5 million and $448.5 million as of June 30, 2010 and December 31, 2009, respectively. We had credit exposure through credit default swaps with a notional amount of $170.0 million and $15.0 million as of June 30, 2010 and December 31, 2009, respectively, by investing in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $1,037.9 million and $1,122.9 million as of June 30, 2010 and December 31, 2009, respectively.

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

•                  conducting stress-test analysis to determine the maximum exposure created during the life of a prospective transaction and

•                  daily monitoring of counterparty credit ratings, exposure and associated collateral levels.

We believe the risk of incurring losses due to nonperformance by our counterparties is manageable. For further information on derivatives, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments.”

Based on our accounting policy, our disclosed exposure measures the fair value of derivatives that have become favorable to us and, therefore, is a combined credit exposure if all of the involved counterparties failed to fulfill their obligations. In the hypothetical scenario where all of our counterparties fail to fulfill their obligations, our exposure would be $1,456.9 million; however, including collateral received our exposure would be reduced to $1,186.3 million at June 30, 2010. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Exposure.”

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. Netting positive and negative exposures would yield an exposure of $363.0 million, which is reduced to $92.4 million with pledged collateral at June 30, 2010. As of June 30, 2010, we held total collateral of $270.6 million in the form of cash and securities and we posted $306.9 million in cash and securities as collateral to our counterparties. We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As of June 30, 2010, any deterioration in our derivative counterparties’ credit would not materially impact our financial statements.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2010, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. With the exception of the risk factor updates below, there have been no material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

•                  Securities Lending Program

We have not participated in a securities lending program for our general account since December 2008 and have no current intention to do so in the future. Accordingly, we no longer consider participation in such a program to be a potential liquidity or other risk.

•                  Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. The provisions of these new laws include, among others, imposing significant new non-deductible federal premium taxes and other assessments on health insurers, limiting Medicare Advantage payment rates and reducing the Medicare Part D coverage gap, stipulating a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs, guaranteed coverage requirements, elimination of pre-existing condition exclusions and annual and lifetime maximum limits, restrictions on the extent to which policies can be rescinded and additional regulations governing premium rate increase requests. Implementation of the provisions of these new laws generally varies from as early as six months from the date of enactment to as long as 2018.

There are numerous steps required to implement these laws including, for example, regulation necessary to determine the methodology of calculating minimum ratios for medical expenditures. Further, various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level or the effect that any future legislation or regulation will have on our business.

For additional information regarding Healthcare Reform, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Healthcare Reform.”

•                  Financial Services Regulatory Reform

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted and signed into law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementing rules and regulations. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act will not be known for many months or years. In addition, the legislation mandates multiple studies and reports for Congress, which could result in additional legislative or regulatory action.

It is anticipated that we will receive oversight from the Federal Reserve including various capital and liquidity requirements. It is also anticipated that we will be labeled a “Major Swap Participant” that will require more oversight of current and future derivative transactions under the separate jurisdictions of the SEC and the Commodities Futures Trading Commission. This will include trading swaps through either regulated exchanges or approved clearinghouses, and require additional collateral to support derivatives transactions.

The changes resulting from the Dodd-Frank Act and the yet to be written implementing rules and regulations may lower the profitability of our business activities, require changes to certain of our business practices or otherwise adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2010 — January 31, 2010	9,357	$24.11	—	$250.0
February 1, 2010 — February 28, 2010	40	$25.26	—	$250.0
March 1, 2010 — March 31, 2010	66,944	$23.22	—	$250.0
April 1, 2010 — April 30, 2010	9,411	$25.68	—	$250.0
May 1, 2010 — May 31, 2010	403	$23.24	—	$250.0
June 1, 2010 — June 30, 2010	—	$—	—	$250.0
Total	86,155		—

(1)                                 Reflects the number of shares of common stock utilized to execute certain stock incentive awards in 2010.

(2)                                 During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. As of June 30, 2010, $250.0 million remained under the November 2007 authorization. We suspended purchases of our common stock effective October 13, 2008, under the existing share repurchase program.

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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: August 4, 2010	By	/s/ Terrance J. Lillis
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.