Form 10-Q
period 2010-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2010-11-03
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 27, 2010, was 320,353,148.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	September 30, 2010	December 31, 2009
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2010 includes $251.4 million related to consolidated variable interest entities)	$49,310.5	$46,220.6
Fixed maturities, trading (2010 includes $162.2 million related to consolidated variable interest entities)	1,500.0	1,032.4
Equity securities, available-for-sale	173.8	214.0
Equity securities, trading (2010 includes $69.3 million related to consolidated variable interest entities)	215.2	221.5
Mortgage loans	11,095.8	11,845.6
Real estate	1,086.9	1,034.6
Policy loans	903.8	902.5
Other investments (2010 includes $129.2 million related to consolidated variable interest entities of which $129.1 million are measured at fair value under the fair value option)	3,008.6	2,465.3
Total investments	67,294.6	63,936.5
Cash and cash equivalents (2010 includes $150.0 million related to consolidated variable interest entities)	2,268.8	2,240.4
Accrued investment income	710.3	691.9
Premiums due and other receivables	1,294.7	1,065.4
Deferred policy acquisition costs	3,240.1	3,681.4
Property and equipment	461.1	489.3
Goodwill	343.8	386.4
Other intangibles	842.1	851.7
Separate account assets	65,659.4	62,738.5
Other assets	1,341.7	1,677.9
Total assets	$143,456.6	$137,759.4
Liabilities
Contractholder funds	$38,549.5	$39,801.9
Future policy benefits and claims	19,753.5	19,248.3
Other policyholder funds	583.3	559.2
Short-term debt	132.1	101.6
Long-term debt	1,582.1	1,584.6
Income taxes currently payable	3.7	2.8
Deferred income taxes	558.6	120.2
Separate account liabilities	65,659.4	62,738.5
Other liabilities (2010 includes $467.7 million related to consolidated variable interest entities of which $111.4 million are measured at fair value under the fair value option)	6,600.1	5,585.9
Total liabilities	133,422.3	129,743.0
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share - 3.0 million shares authorized, issued and outstanding in 2010 and 2009	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share - 10.0 million shares authorized, issued and outstanding in 2010 and 2009	0.1	0.1
Common stock, par value $.01 per share - 2,500.0 million shares authorized, 448.4 million and 447.0 million shares issued, and 320.3 million and 319.0 million shares outstanding in 2010 and 2009	4.5	4.5
Additional paid-in capital	9,547.5	9,492.9
Retained earnings	4,591.6	4,160.7
Accumulated other comprehensive income (loss)	476.8	(1,042.0)
Treasury stock, at cost (128.1 million and 128.0 million shares in 2010 and 2009, respectively)	(4,725.0)	(4,722.7)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	9,895.5	7,893.5
Noncontrolling interest	138.8	122.9
Total stockholders’ equity	10,034.3	8,016.4
Total liabilities and stockholders’ equity	$143,456.6	$137,759.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Revenues
Premiums and other considerations	$865.4	$932.9	$2,612.5	$2,820.5
Fees and other revenues	563.5	550.7	1,685.9	1,539.4
Net investment income	880.3	853.3	2,620.3	2,541.9
Net realized capital gains, excluding impairment losses on available-for-sale securities	28.9	50.6	50.7	62.5
Total other-than-temporary impairment losses on available-for-sale securities	(55.9)	(162.5)	(247.6)	(510.0)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	6.3	45.3	64.3	162.4
Net impairment losses on available-for-sale securities	(49.6)	(117.2)	(183.3)	(347.6)
Net realized capital losses	(20.7)	(66.6)	(132.6)	(285.1)
Total revenues	2,288.5	2,270.3	6,786.1	6,616.7
Expenses
Benefits, claims and settlement expenses	1,320.3	1,317.1	3,932.6	3,958.0
Dividends to policyholders	53.2	61.9	164.7	188.3
Operating expenses	751.5	643.0	2,111.2	1,894.1
Total expenses	2,125.0	2,022.0	6,208.5	6,040.4
Income before income taxes	163.5	248.3	577.6	576.3
Income taxes	12.2	44.1	78.5	85.5
Net income	151.3	204.2	499.1	490.8
Net income attributable to noncontrolling interest	0.9	11.3	7.4	18.3
Net income attributable to Principal Financial Group, Inc.	150.4	192.9	491.7	472.5
Preferred stock dividends	8.2	8.2	24.7	24.7
Net income available to common stockholders	$142.2	$184.7	$467.0	$447.8

Earnings per common share
Basic earnings per common share	$0.44	$0.58	$1.46	$1.54

Diluted earnings per common share	$0.44	$0.57	$1.45	$1.54

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders’ equity
	(in millions)
Balances at January 1, 2009	$—	$0.1	$3.9	$8,376.5	$3,722.5	$(4,911.6)	$(4,718.6)	$96.5	$2,569.3
Common stock issued	—	—	0.6	1,122.4	—	—	—	—	1,123.0
Stock-based compensation and additional related tax benefits	—	—	—	27.7	—	—	—	—	27.7
Treasury stock acquired, common	—	—	—	—	—	—	(4.1)	—	(4.1)
Dividends to preferred stockholders	—	—	—	—	(24.7)	—	—	—	(24.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(17.1)	(17.1)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(45.9)	—	—	—	0.2	(45.7)
Effects of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	9.9	(9.9)	—	—	—
Comprehensive income:
Net income	—	—	—	—	472.5	—	—	18.3	490.8
Net unrealized gains, net	—	—	—	—	—	3,426.2	—	—	3,426.2
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(99.0)	—	—	(99.0)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	115.3	—	0.1	115.4
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	44.9	—	—	44.9
Comprehensive income									3,978.3
Balances at September 30, 2009	$—	$0.1	$4.5	$9,480.7	$4,180.2	$(1,434.1)	$(4,722.7)	$98.0	$7,606.7

Balances at January 1, 2010	$—	$0.1	$4.5	$9,492.9	$4,160.7	$(1,042.0)	$(4,722.7)	$122.9	$8,016.4
Common stock issued	—	—	—	20.0	—	—	—	—	20.0
Stock-based compensation and additional related tax benefits	—	—	—	34.6	—	—	—	—	34.6
Treasury stock acquired, common	—	—	—	—	—	—	(2.3)	—	(2.3)
Dividends to preferred stockholders	—	—	—	—	(24.7)	—	—	—	(24.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5.6)	(5.6)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	14.0	14.0
Effects of implementation of accounting change related to variable interest entities, net	—	—	—	—	(10.7)	10.7	—	—	—
Effects of electing fair value option for fixed maturities upon implementation of accounting change related to embedded credit derivatives, net	—	—	—	—	(25.4)	25.4	—	—	—
Comprehensive income:
Net income	—	—	—	—	491.7	—	—	7.4	499.1
Net unrealized gains, net	—	—	—	—	—	1,339.0	—	—	1,339.0
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(37.3)	—	—	(37.3)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	9.1	—	0.1	9.2
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	171.9	—	—	171.9
Comprehensive income									1,981.9
Balances at September 30, 2010	$—	$0.1	$4.5	$9,547.5	$4,591.6	$476.8	$(4,725.0)	$138.8	$10,034.3

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2010	2009
	(in millions)
Operating activities
Net income	$499.1	$490.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	211.6	70.4
Additions to deferred policy acquisition costs	(367.5)	(361.0)
Accrued investment income	(18.4)	8.0
Net cash flows for trading securities	(56.7)	(101.0)
Premiums due and other receivables	(30.8)	(106.1)
Contractholder and policyholder liabilities and dividends	1,004.6	1,189.6
Current and deferred income taxes	22.1	128.0
Net realized capital losses	132.6	285.1
Depreciation and amortization expense	131.2	104.4
Mortgage loans held for sale, acquired or originated	(42.4)	(41.7)
Mortgage loans held for sale, sold or repaid, net of gain	42.8	49.4
Real estate acquired through operating activities	—	(25.1)
Real estate sold through operating activities	33.9	3.2
Stock-based compensation	34.1	26.9
Other	333.3	73.5
Net adjustments	1,430.4	1,303.6
Net cash provided by operating activities	1,929.5	1,794.4
Investing activities
Available-for-sale securities:
Purchases	(5,226.5)	(6,600.7)
Sales	1,374.1	3,770.5
Maturities	3,608.4	3,146.0
Mortgage loans acquired or originated	(662.4)	(271.8)
Mortgage loans sold or repaid	1,238.7	1,247.2
Real estate acquired	(23.8)	(50.2)
Real estate sold	—	22.1
Net purchases of property and equipment	(11.4)	(20.6)
Purchases of interest in subsidiaries, net of cash acquired	—	(45.7)
Net change in other investments	8.8	(40.6)
Net cash provided by investing activities	$305.9	$1,156.2

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows — (continued)

(Unaudited)

	For the nine months ended September 30,
	2010	2009
	(in millions)
Financing activities
Issuance of common stock	$20.0	$1,123.0
Acquisition of treasury stock	(2.3)	(4.1)
Proceeds from financing element derivatives	78.6	121.3
Payments for financing element derivatives	(36.2)	(57.7)
Excess tax benefits from share-based payment arrangements	0.8	0.2
Dividends to preferred stockholders	(24.7)	(24.7)
Issuance of long-term debt	1.7	745.1
Principal repayments of long-term debt	(8.9)	(465.9)
Net proceeds from (repayments of) short-term borrowings	27.1	(397.4)
Investment contract deposits	3,015.7	3,438.2
Investment contract withdrawals	(5,311.6)	(6,871.1)
Net increase in banking operation deposits	36.0	80.2
Other	(3.2)	(4.5)
Net cash used in financing activities	(2,207.0)	(2,317.4)
Net increase in cash and cash equivalents	28.4	633.2
Cash and cash equivalents at beginning of period	2,240.4	2,608.0
Cash and cash equivalents at end of period	$2,268.8	$3,241.2

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2009, included in our Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2009, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the successful acquisition of new or renewal insurance contracts. Capitalized costs should include incremental direct costs of contract acquisition, as well as certain costs related directly to acquisition activities such as underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. This guidance will be effective for us on January 1, 2012, with retrospective application permitted but not required. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In July 2010, the FASB issued authoritative guidance that requires new and expanded disclosures related to the credit quality of financing receivables and the allowance for credit losses. Reporting entities are required to provide qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables. The disclosures are required to be presented on a disaggregated basis by portfolio segment and class of financing receivable. Disclosures required by the guidance that relate to the end of a reporting period will be effective for us in our December 31, 2010, consolidated financial statements. Disclosures required by the guidance that relate to an activity that occurs during a reporting period will be effective for us on January 1, 2011. We do not anticipate this guidance will have a material impact on our consolidated financial statements.

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

In March 2010, the FASB issued authoritative guidance that amends and clarifies the guidance on evaluation of credit derivatives embedded in beneficial interests in securitized financial assets, including asset-backed securities, credit-linked notes, collateralized loan obligations and collateralized debt obligations (“CDOs”). This guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. We adopted this guidance effective July 1, 2010, and elected the fair value option for our fixed maturities within the scope of this guidance, effectively reclassifying them from available-for-sale to trading. The cumulative change in accounting principle related to unrealized losses on these fixed maturities resulted in a net $25.4 million decrease to retained earnings, with a corresponding increase to accumulated other comprehensive income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

September 30, 2010

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

Also in June 2009, the FASB issued authoritative guidance related to the accounting for VIEs, which amends prior guidance and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Furthermore, we are required to enhance disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The enhanced disclosures are required for any enterprise that holds a variable interest in a VIE. We adopted this guidance prospectively effective January 1, 2010. Due to the implementation of this guidance, certain previously unconsolidated VIEs were consolidated and certain previously consolidated VIEs were deconsolidated. The cumulative change in accounting principle from adopting this guidance resulted in a net $10.7 million decrease to retained earnings and a net $10.7 million increase to accumulated other comprehensive income. In February 2010, the FASB issued an amendment to this guidance. The amendment indefinitely defers the consolidation requirements for reporting enterprises’ interests in entities that have the characteristics of investment companies and regulated money market funds. This amendment was effective January 1, 2010, and did not have a material impact to our consolidated financial statements. The required disclosures are included in our consolidated financial statements. See Note 3, Variable Interest Entities, for further details.

Separate Accounts

At September 30, 2010 and December 31, 2009, the separate accounts include a separate account valued at $181.5 million and $191.5 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

2. Goodwill

The changes in carrying value of goodwill reported in our operating segments for the nine months ended September 30, 2010, were as follows:

	U.S. Asset Accumulation	Global Asset Management	International Asset Management and Accumulation	U.S. Insurance Solutions	Corporate	Consolidated
	(in millions)
Balances at January 1, 2010	$72.6	$169.0	$56.3	$43.4	$45.1	$386.4
Impairment	—	—	—	—	(43.6)	(43.6)
Foreign currency translation	—	—	1.0	—	—	1.0
Balances at September 30, 2010	$72.6	$169.0	$57.3	$43.4	$1.5	$343.8

On September 30, 2010, we announced our decision to exit the group medical insurance business. This event constituted a substantive change in circumstances that would more likely than not reduce the fair value of our group medical insurance reporting unit below its carrying amount. Accordingly, we performed an interim goodwill impairment test as of September 30, 2010. As a result of the shortened period of projected cash flows, we determined that the goodwill related to this reporting unit within our Corporate operating segment was impaired and it was written down to a value of zero. We recorded a $43.6 million pre-tax impairment loss as an operating expense in the consolidated statements of operations during both the three and nine months ended September 30, 2010. We had no other significant impairments as of September 30, 2010.

3.  Variable Interest Entities

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
September 30, 2010
(Unaudited)

3. Variable Interest Entities — (continued)

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

Prior to January 1, 2010, we determined we were the primary beneficiary of a certain number of these entities due to the nature of our direct investment in the VIEs. As of December 31, 2009, we consolidated five collateralized private investment vehicles with assets of $135.7 million. Upon adoption of the new accounting guidance as of January 1, 2010, we determined we were no longer the primary beneficiary of three of these entities with assets of $65.4 million. For these three entities, we do not control the decisions affecting the economic performance of the entities and we were not involved with the design of the entities. As of September 30, 2010, we continue to hold $55.0 million of investments in these entities classified on the consolidated statements of financial position as fixed maturities, available-for-sale or fixed maturities, trading. We also determined we are the primary beneficiary of two additional collateralized private investment vehicles. For all the collateralized structures consolidated as of September 30, 2010, we are the primary beneficiary because we act as the investment manager of the underlying portfolio and we have an ownership interest.

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
September 30, 2010
(Unaudited)

3. Variable Interest Entities — (continued)

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

	Grantor trusts	Collateralized private investment vehicles	CMBS	Hedge funds (2)	Total
	(in millions)
September 30, 2010
Fixed maturities, available-for-sale	$236.7	$14.7	$—	$—	$251.4
Fixed maturities, trading	—	162.2	—	—	162.2
Equity securities, trading	—	—	—	69.3	69.3
Other investments	—	—	129.1	0.1	129.2
Cash and cash equivalents	—	55.0	—	95.0	150.0
Accrued investment income	0.8	0.1	0.8	—	1.7
Premiums due and other receivables	—	1.5	—	28.7	30.2
Total assets	$237.5	$233.5	$129.9	$193.1	$794.0
Deferred income taxes	$2.5	$—	$—	$(0.5)	$2.0
Other liabilities (1)	143.3	162.3	97.6	64.5	467.7
Total liabilities	$145.8	$162.3	$97.6	$64.0	$469.7

(1) Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; collateralized private investment vehicles include derivative liabilities, financial guarantees and obligation to redeem notes at maturity or termination of the trust; CMBS includes obligation to the bondholders; and hedge funds include liabilities to securities brokers.

(2)       The consolidated statements of financial position included a $127.9 million noncontrolling interest for hedge funds.

We did not provide financial or other support to investees designated as consolidated VIEs during the three or nine months ended September 30, 2010.

Unconsolidated Variable Interest Entities

Invested Securities

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

3. Variable Interest Entities — (continued)

The carrying value and maximum loss exposure for our unconsolidated VIEs are as follows:

	Asset carrying value	Maximum exposure to loss (1)
	(in millions)
September 30, 2010
Fixed maturities, available-for-sale:
Corporate	$439.4	$367.4
Residential mortgage-backed securities	3,003.4	2,867.5
Commercial mortgage-backed securities	3,814.6	4,570.9
Collateralized debt obligations	253.3	369.4
Other debt obligations	3,128.2	3,180.4
Fixed maturities, trading:
Residential mortgage-backed securities	206.7	206.7
Commercial mortgage-backed securities	3.5	3.5
Collateralized debt obligations	84.5	84.5
Other debt obligations	120.7	120.7

(1) Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and to fair value for our fixed maturities, trading.

Sponsored Investment Funds

We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities’ net assets. As of September 30, 2010, these VIEs held $1.7 billion in total assets. We chose to contribute $3.2 million to these VIEs during both the three and nine months ended September 30, 2010, for competitive reasons and have no contractual obligation to further contribute to the funds.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

4. Investments

Fixed Maturities and Equity Securities

Fixed maturities include bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Equity securities include mutual funds, common stock and nonredeemable preferred stock. We classify fixed maturities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 10, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments related to deferred policy acquisition costs (“DPAC”), sales inducements, unearned revenue reserves, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to hedged portions of available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). We also have trading securities portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. Mark-to-market adjustments related to these trading securities are reflected in net investment income.

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

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in OCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
	(in millions)
September 30, 2010
Fixed maturities, available-for-sale:
U.S. government and agencies	$554.7	$26.0	$—	$—	$580.7
Non-U.S. governments	763.7	170.5	—	—	934.2
States and political subdivisions	2,315.2	115.9	4.5	—	2,426.6
Corporate	33,163.9	2,535.9	502.7	27.6	35,169.5
Residential mortgage-backed securities	2,867.5	136.7	0.8	—	3,003.4
Commercial mortgage-backed securities	4,570.9	117.3	670.2	203.4	3,814.6
Collateralized debt obligations	369.4	0.9	86.7	30.3	253.3
Other debt obligations	3,180.4	85.1	55.9	81.4	3,128.2
Total fixed maturities, available-for-sale	$47,785.7	$3,188.3	$1,320.8	$342.7	$49,310.5
Total equity securities, available-for-sale	$180.0	$8.4	$14.6		$173.8
December 31, 2009
Fixed maturities, available-for-sale:
U.S. government and agencies	$550.1	$9.1	$0.5	$—	$558.7
Non-U.S. governments	741.5	114.8	1.4	—	854.9
States and political subdivisions	2,008.7	53.4	13.5	—	2,048.6
Corporate	32,767.0	1,296.8	1,075.0	58.0	32,930.8
Residential mortgage-backed securities	3,049.5	87.4	3.8	—	3,133.1
Commercial mortgage-backed securities	4,898.0	20.9	1,211.5	107.7	3,599.7
Collateralized debt obligations	607.5	1.8	200.7	39.0	369.6
Other debt obligations	2,994.1	34.6	229.8	73.7	2,725.2
Total fixed maturities, available-for-sale	$47,616.4	$1,618.8	$2,736.2	$278.4	$46,220.6
Total equity securities, available-for-sale	$231.1	$17.2	$34.3		$214.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

4. Investments — (continued)

The amortized cost and fair value of fixed maturities available-for-sale as of September 30, 2010, by contractual maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,436.9	$2,490.9
Due after one year through five years	13,442.1	14,145.5
Due after five years through ten years	9,278.6	9,987.3
Due after ten years	11,639.9	12,487.3
Subtotal	36,797.5	39,111.0
Mortgage-backed and other asset-backed securities	10,988.2	10,199.5
Total	$47,785.7	$49,310.5

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

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$10.5	$43.8	$51.3	$107.4
Gross losses	(62.3)	(154.9)	(285.3)	(505.3)
Portion of other-than-temporary impairment losses recognized in OCI	6.3	45.3	64.3	162.4
Hedging, net	80.8	68.3	257.4	(165.3)
Fixed maturities, trading	11.8	15.7	26.3	57.5
Equity securities, available-for-sale:
Gross gains	0.9	12.6	8.7	25.1
Gross losses	(0.7)	(21.7)	(2.8)	(35.8)
Equity securities, trading	(1.7)	19.2	6.1	29.9
Mortgage loans	(19.7)	(39.2)	(128.1)	(115.8)
Derivatives	(25.4)	(64.5)	(232.3)	197.6
Other	(21.2)	8.8	101.8	(42.8)
Net realized capital losses	$(20.7)	$(66.6)	$(132.6)	$(285.1)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $0.2 billion and $2.1 billion for the three months ended September 30, 2010 and 2009, and $1.3 billion and $3.7 billion for the nine months ended September 30, 2010 and 2009, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

4. Investments — (continued)

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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Fixed maturities, available-for-sale	$(56.2)	$(153.0)	$(251.7)	$(498.8)
Equity securities, available-for-sale	0.3	(9.5)	4.1	(11.2)
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	$(55.9)	$(162.5)	$(247.6)	$(510.0)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

4. Investments — (continued)

The change in accumulated credit losses associated with other-than-temporary impairments on fixed maturities for which an amount related to credit losses was recognized in net realized capital gains (losses) and an amount related to noncredit losses was recognized in OCI (“bifurcated credit losses”) is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Total other-than-temporary impairments on fixed maturities for which an amount related to noncredit losses was recognized in OCI	$2.1	$(113.2)	$(156.5)	$(312.5)
Noncredit loss recognized in OCI	6.3	45.3	64.3	162.4
Credit loss impairment recognized in net realized capital losses (1)	$8.4	$(67.9)	$(92.2)	$(150.1)

(1)          Includes additions to bifurcated credit losses recognized in net realized capital gains (losses) during the period for fixed maturities for which an other-than-temporary impairment was not previously recognized and additional credit losses for previously recognized other-than-temporary impairments of $36.0 million and $69.2 million for the three months ended September 30, 2010 and 2009, respectively, and $176.3 million and $151.7 million for the nine months ended September 30, 2010 and 2009, respectively. These losses are offset by reductions for previously recognized bifurcated credit losses on fixed maturities now sold or intended to be sold and fixed maturities reclassified from available-for-sale to trading, which did not impact net income for the period, of $44.4 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively, and $84.1 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively. See the credit loss rollforward table below for further details on bifurcated credit losses.

Non-bifurcated other-than-temporary impairment losses, net of recoveries from the sale of previously impaired available-for-sale securities, for fixed maturities recognized in net realized capital gains (losses) during the period were $13.9 million and $38.5 million for the three months ended September 30, 2010 and 2009, respectively, and $11.1 million and $184.7 million for the nine months ended September 30, 2010 and 2009, respectively.

The following table provides a rollforward of accumulated credit losses for fixed maturities with bifurcated credit losses. The purpose of the table is to provide detail of (1) additions to the bifurcated credit loss amounts recognized in net realized capital gains (losses) during the period and (2) decrements for previously recognized bifurcated credit losses where the loss is no longer bifurcated and/or there has been a positive change in expected cash flows or accretion of the bifurcated credit loss amount.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Beginning balance	$(303.0)	$(100.6)	$(204.7)	$(18.5)
Credit losses for which an other-than-temporary impairment was not previously recognized	(3.7)	(55.2)	(97.9)	(127.5)
Credit losses for which an other-than-temporary impairment was previously recognized	(32.3)	(14.0)	(78.4)	(24.2)
Reduction for credit losses previously recognized on fixed maturities now sold or intended to be sold	—	1.3	39.7	1.6
Reduction for credit losses previously recognized on fixed maturities reclassified to trading (1)	44.4	—	44.4	—
Reduction for positive changes in cash flows expected to be collected and amortization (2)	0.6	0.7	2.9	0.8
Ending balance	$(294.0)	$(167.8)	$(294.0)	$(167.8)

(1)  Fixed maturities previously classified as available-for-sale have been reclassified to trading as a result of electing the fair value option upon adoption of accounting guidance related to the evaluation of credit derivatives embedded in beneficial interests in securitized financial assets.

(2)  Amounts are recognized in net investment income.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

4. Investments — (continued)

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, as of September 30, 2010, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities were in a continuous unrealized loss position are summarized as follows:

	September 30, 2010
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
Non-U.S. governments	$0.8	$—	$—	$—	$0.8	$—
States and political subdivisions	37.2	1.5	76.3	3.0	113.5	4.5
Corporate	845.4	28.4	4,328.5	501.9	5,173.9	530.3
Residential mortgage-backed securities	107.8	0.8	0.5	—	108.3	0.8
Commercial mortgage-backed securities	267.5	3.7	1,306.2	869.9	1,573.7	873.6
Collateralized debt obligations	11.6	0.3	224.5	116.7	236.1	117.0
Other debt obligations	225.4	2.5	636.5	134.8	861.9	137.3
Total fixed maturities, available-for-sale	$1,495.7	$37.2	$6,572.5	$1,626.3	$8,068.2	$1,663.5
Total equity securities, available-for-sale	$40.7	$7.1	$82.1	$7.5	$122.8	$14.6

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $7,706.4 million in available-for-sale fixed maturities with gross unrealized losses of $1,615.3 million. Principal Life’s consolidated portfolio consists of fixed maturities where 71% were investment grade (rated AAA through BBB-) with an average price of 83 (carrying value/amortized cost) at September 30, 2010. Gross unrealized losses in our fixed maturities portfolio decreased during the nine months ended September 30, 2010, primarily due to a decline in interest rates. The decrease is primarily attributed to the corporate and commercial mortgage-backed securities sectors.

For those securities that had been in a loss position for less than twelve months, Principal Life’s consolidated portfolio held 195 securities with a carrying value of $1,370.5 million and unrealized losses of $31.2 million reflecting an average price of 98 at September 30, 2010. Of this portfolio, 85% was investment grade (rated AAA through BBB-) at September 30, 2010, with associated unrealized losses of $20.0 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 849 securities with a carrying value of $6,335.9 million and unrealized losses of $1,584.1 million. The average rating of this portfolio was BBB with an average price of 80 at September 30, 2010. Of the $1,584.1 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $869.8 million in unrealized losses with an average price of 60 and an average credit rating of BBB+. The remaining unrealized losses consist primarily of $459.7 million within the corporate sector at September 30, 2010. The average price of the corporate sector was 90 and the average credit rating was BBB. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

4. Investments — (continued)

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

Because it was not our intent to sell the fixed maturities, available-for-sale with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at September 30, 2010 and December 31, 2009.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

4. Investments — (continued)

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

	September 30, 2010	December 31, 2009
	(in millions)
Net unrealized gains (losses) on fixed maturities, available-for-sale (1)	$1,794.6	$(1,117.4)
Noncredit component of impairment losses on fixed maturities, available-for-sale	(342.7)	(260.9)
Net unrealized losses on equity securities, available-for-sale	(6.2)	(17.1)
Adjustments for assumed changes in amortization patterns	(433.9)	211.9
Adjustments for assumed changes in policyholder liabilities	(248.5)	(75.7)
Net unrealized gains on derivative instruments	94.7	16.8
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	119.3	214.1
Provision for deferred income tax benefits (taxes)	(316.1)	397.7
Effects of implementation of accounting change related to variable interest entities, net	10.7	—
Effects of electing fair value option for fixed maturities upon implementation of accounting change related to embedded credit derivatives, net	25.4	—
Effects of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	—	(9.9)
Net unrealized gains (losses) on available-for-sale securities and derivative instruments	$697.3	$(640.5)

(1)      Excludes net unrealized gains (losses) on hedged portions of fixed maturities, available-for-sale included in fair value hedging relationships.

Securities Posted as Collateral

We posted $1,140.8 million in fixed maturities as of September 30, 2010, to satisfy collateral requirements primarily associated with a reinsurance arrangement and our derivative credit support annex (collateral) agreements. In addition, we posted $1,747.2 million in commercial mortgage loans as of September 30, 2010, to satisfy collateral requirements associated with our obligation under funding agreements with the Federal Home Loan Bank of Des Moines.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

5. Derivative Financial Instruments

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

Interest rate swaps are contracts in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts based upon designated market rates or rate indices and an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities (including duration mismatches). We also use interest rate swaps to hedge against changes in the value of assets we anticipate acquiring and other anticipated transactions and commitments. Interest rate swaps are used to hedge against changes in the value of the guaranteed minimum withdrawal benefit (“GMWB”) liability. The GMWB rider on our variable annuity products provides for guaranteed minimum withdrawal benefits regardless of the actual performance of various equity and/or fixed income funds available with the product.

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
September 30, 2010
(Unaudited)

5. Derivative Financial Instruments — (continued)

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
September 30, 2010
(Unaudited)

5. Derivative Financial Instruments — (continued)

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

We posted $327.0 million and $273.7 million in cash and securities under collateral arrangements as of September 30, 2010, and December 31, 2009, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the rating on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of September 30, 2010, and December 31, 2009, was $1,533.6 million and $1,139.7 million, respectively. With respect to these derivatives, we posted collateral of $327.0 million and $273.7 million as of September 30, 2010 and December 31, 2009, respectively, in the normal course of business, which reflects netting under derivative credit support annex agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2010, we would be required to post an additional $35.0 million of collateral to our counterparties.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

5. Derivative Financial Instruments — (continued)

As of September 30, 2010, and December 31, 2009, we had received $305.8 million and $353.4 million, respectively, of cash collateral associated with our derivative credit support annex agreements. The cash collateral is included in other assets on the consolidated statements of financial position, with a corresponding liability reflecting our obligation to return the collateral recorded in other liabilities.

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

	September 30, 2010	December 31, 2009
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$19,549.1	$19,588.6
Interest rate collars	500.0	—
Swaptions	68.5	—
Futures	0.1	43.3
Foreign exchange contracts:
Foreign currency swaps	4,708.0	5,284.4
Currency forwards	79.8	91.5
Equity contracts:
Options	1,039.2	818.2
Futures	0.2	84.6
Credit contracts:
Credit default swaps	1,567.4	1,586.4
Other contracts:
Embedded derivative financial instruments	3,837.0	3,344.5
Commodity swaps	—	40.0
Total notional amounts at end of period	$31,349.3	$30,881.5

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$877.0	$579.1
Interest rate collars	14.1	—
Foreign exchange contracts:
Foreign currency swaps	499.1	594.4
Currency forwards	4.1	3.8
Equity contracts:
Options	238.5	149.8
Credit contracts:
Credit default swaps	8.4	15.5
Total gross credit exposure	1,641.2	1,342.6
Less: collateral received	344.7	395.6
Net credit exposure	$1,296.5	$947.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

5. Derivative Financial Instruments — (continued)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$117.4	$81.5	$547.9	$309.1
Foreign exchange contracts	375.3	444.4	131.5	240.6
Total derivatives designated as hedging instruments	$492.7	$525.9	$679.4	$549.7

Derivatives not designated as hedging instruments
Interest rate contracts	$691.4	$433.5	$629.8	$336.8
Foreign exchange contracts	106.3	107.5	60.7	75.0
Equity contracts	238.5	149.8	—	—
Credit contracts	8.4	15.5	213.0	84.0
Other contracts	—	—	200.6	128.1
Total derivatives not designated as hedging instruments	$1,044.6	$706.3	$1,104.1	$623.9

Total derivative instruments	$1,537.3	$1,232.2	$1,783.5	$1,173.6

(1)          The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)          The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $54.6 million and $23.6 million as of September 30, 2010, and December 31, 2009, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $10.0 million and $47.0 million as of September 30, 2010, and December 31, 2009, respectively. These credit derivative transactions had a net asset (liability) fair value of $(0.9) million and $2.4 million as of September 30, 2010, and December 31, 2009, respectively. Our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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
September 30, 2010
(Unaudited)

5. Derivative Financial Instruments — (continued)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	September 30, 2010
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$135.0	$(0.9)	$135.0	4.1
A	579.0	(2.1)	579.0	3.0
BBB	175.0	(0.4)	175.0	1.4
BB	10.0	—	10.0	—
Structured finance
B	25.9	(21.3)	25.9	6.2
CCC	22.0	(20.9)	22.0	9.6
Total single name credit default swaps	946.9	(45.6)	946.9	3.1

Basket and index credit default swaps
Corporate debt
A	6.0	(0.1)	6.0	1.2
CCC (1)	170.0	(147.9)	170.0	6.1
Government/municipalities
A	40.0	(9.3)	40.0	5.6
Structured finance
AA	20.0	(2.7)	20.0	4.7
BBB	5.0	(0.5)	5.0	15.2
Total basket and index credit default swaps	241.0	(160.5)	241.0	6.0
Total credit default swap protection sold	$1,187.9	$(206.1)	$1,187.9	3.6

(1)          The increase from December 31, 2009, resulted from the consolidation of additional collateralized private investment vehicles due to our implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

5. Derivative Financial Instruments — (continued)

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

We also have invested in fixed maturities classified as available-for-sale that contain credit default swaps that do not require bifurcation and fixed maturities classified as trading that contain credit default swaps. These securities are subject to the credit risk of the issuer, normally a special purpose vehicle, which consists of the underlying credit default swaps and high quality fixed maturities that serve as collateral. A default event occurs if the cumulative losses exceed a specified attachment point, which is typically not the first loss of the portfolio. If a default event occurs that exceeds the specified attachment point, our investment may not be fully returned. We would have no future potential payments under these investments. The following tables show, by the types of referenced/underlying asset class and external rating, our fixed maturities with embedded credit derivatives.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

5. Derivative Financial Instruments — (continued)

	September 30, 2010
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BB	$25.0	$17.5	6.2
CCC	50.0	44.5	2.4
CC	12.1	1.2	5.5
Total corporate debt	87.1	63.2	3.9
Structured finance
AA	9.5	4.8	8.2
BBB	29.5	22.5	5.8
BB	19.1	15.4	5.0
B	16.4	9.7	6.7
CCC	22.5	6.8	6.1
CC	2.8	0.5	8.1
C	11.9	5.6	9.0
Total structured finance	111.7	65.3	6.5
Total fixed maturities with credit derivatives	$198.8	$128.5	5.3

	December 31, 2009
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
AA	$15.0	$14.3	0.7
A	15.0	14.6	0.3
BBB	5.0	4.9	0.3
BB	48.9	42.9	3.5
CCC	51.4	43.8	4.5
C	22.7	6.5	6.6
Total corporate debt	158.0	127.0	3.9
Structured finance
AA	9.5	5.6	9.1
A	7.0	5.0	6.8
BBB	41.1	23.2	6.8
BB	32.6	17.4	7.3
B	7.4	3.1	7.3
CCC	16.1	5.7	19.4
CC	18.0	0.8	7.8
C	10.8	3.3	12.9
Total structured finance	142.5	64.1	11.2
Total fixed maturities with credit derivatives	$300.5	$191.1	8.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

5. Derivative Financial Instruments — (continued)

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

Derivatives in fair value hedging	Amount of gain (loss) recognized in net income on derivatives for the three months ended September 30, (1)		Hedged items in fair value	Amount of gain (loss) recognized in net income on related hedged item for the three months ended September 30, (1)
relationships	2010	2009	hedging relationships	2010	2009
	(in millions)			(in millions)
Interest rate contracts	$(76.7)	$(61.1)	Fixed maturities, available-for-sale	$76.5	$49.8
Interest rate contracts	(10.4)	6.7	Investment-type insurance contracts	8.9	(4.1)
Foreign exchange contracts	(5.7)	9.3	Fixed maturities, available-for-sale	5.8	(10.5)
Foreign exchange contracts	44.3	(32.1)	Investment-type insurance contracts	(46.6)	8.5
Total	$(48.5)	$(77.2)	Total	$44.6	$43.7

Derivatives in fair value hedging	Amount of gain (loss) recognized in net income on derivatives for the nine months ended September 30, (1)		Hedged items in fair value	Amount of gain (loss) recognized in net income on related hedged item for the nine months ended September 30, (1)
relationships	2010	2009	hedging relationships	2010	2009
	(in millions)			(in millions)
Interest rate contracts	$(230.0)	$198.0	Fixed maturities, available-for-sale	$226.4	$(187.6)
Interest rate contracts	(8.7)	(15.0)	Investment-type insurance contracts	10.5	27.1
Foreign exchange contracts	5.2	2.8	Fixed maturities, available-for-sale	(3.8)	(4.1)
Foreign exchange contracts	0.9	80.3	Investment-type insurance contracts	(1.9)	(89.9)
Total	$(232.6)	$266.1	Total	$231.2	$(254.5)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

5. Derivative Financial Instruments — (continued)

(1)          The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the three months ended September 30,		Amount of gain (loss) for the nine months ended September 30,
Hedged item	2010	2009	2010	2009
	(in millions)
Fixed maturities, available-for-sale (1)	$(39.9)	$(37.7)	$(122.3)	$(101.4)
Investment-type insurance contracts (2)	18.4	26.2	61.1	79.8

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

The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 9.7 years. At September 30, 2010, we had $114.0 million of gross unrealized gains reported in accumulated other comprehensive income (“AOCI”) on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. No amounts were reclassified from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the three and nine months ended September 30, 2010, or the three months ended September 30, 2009. During the nine months ended September 30, 2009, $40.4 million of gross unrealized losses were reclassified from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows of a forecasted liability issuance were probable of not occurring.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

5. Derivative Financial Instruments — (continued)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Derivatives in cash flow hedging		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the three months ended September 30,		Location of gain (loss) reclassified from AOCI into net income	Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the three months ended September 30,
relationships	Related hedged item	2010	2009	(effective portion)	2010	2009
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(7.5)	$(137.4)	Net investment income	$2.0	$0.9
				Net realized capital gains (losses)	—	0.6
Interest rate contracts	Investment-type insurance contracts	18.6	91.8	Benefits, claims and settlement expenses	(0.3)	(0.3)
Interest rate contracts	Debt	—	—	Operating expense	(1.2)	(1.0)
Foreign exchange contracts	Fixed maturities, available-for-sale	(130.9)	(63.4)	Net investment income	—	—
Foreign exchange contracts	Investment-type insurance contracts	139.7	99.0	Benefits, claims and settlement expenses	(1.6)	(1.5)
				Net realized capital gains (losses)	(0.1)	—
Total		$19.9	$(10.0)	Total	$(1.2)	$(1.3)

Derivatives in cash flow hedging		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the nine months ended September 30,		Location of gain (loss) reclassified from AOCI into net income	Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the nine months ended September 30,
relationships	Related hedged item	2010	2009	(effective portion)	2010	2009
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(34.7)	$(137.8)	Net investment income	$5.3	$3.3
Interest rate contracts	Investment-type insurance contracts	62.1	143.3	Benefits, claims and settlement expenses	(0.8)	(0.8)
Interest rate contracts	Debt	—	30.6	Operating expense	(3.5)	(1.4)
Foreign exchange contracts	Fixed maturities, available-for-sale	136.9	(232.9)	Net investment income	—	—
Foreign exchange contracts	Investment-type insurance contracts	(103.6)	171.2	Benefits, claims and settlement expenses	(4.6)	(4.1)
				Net realized capital gains (losses)	(0.1)	22.9
Total		$60.7	$(25.6)	Total	$(3.7)	$19.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

5. Derivative Financial Instruments — (continued)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the three months ended September 30,		Amount of gain (loss) for the nine months ended September 30,
Hedged item	2010	2009	2010	2009
	(in millions)
Fixed maturities, available-for-sale (1)	$2.5	$4.7	$8.5	$12.8
Investment-type insurance contracts (2)	(2.6)	(5.6)	(9.9)	(14.7)

(1)          Reported in net investment income on the consolidated statements of operations.

(2)          Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of interest rate contracts in cash flow hedging relationships was zero for both the three and nine months ended September 30, 2010 and 2009. The net gain (loss) resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $(0.7) million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively, and $0.8 million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively.

We expect to reclassify net gains of $23.3 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net deferred losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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

	Amount of gain (loss) recognized in net income on derivatives for the three months ended September 30,		Amount of gain (loss) recognized in net income on derivatives for the nine months ended September 30,
Derivatives not designated as hedging instruments	2010	2009	2010	2009
	(in millions)
Interest rate contracts	$(0.5)	$41.0	$17.4	$(54.1)
Foreign exchange contracts	51.4	(2.1)	(27.5)	93.9
Equity contracts	(23.1)	(16.1)	27.8	(84.6)
Credit contracts	6.0	12.6	(11.2)	60.9
Other contracts (1)	18.2	(8.9)	(49.5)	17.0
Total	$52.0	$26.5	$(43.0)	$33.1

(1)          Primarily includes the change in fair value of embedded derivatives.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

6. Federal Income Taxes

The effective income tax rate for the three months ended September 30, 2010, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received, a third quarter adjustment to reflect a decrease in our estimated annual effective income tax rate and the interest exclusion from taxable income.

The effective income tax rate for the nine months ended September 30, 2010, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, taxes on our share of earnings generated from equity method investments reflected in net investment income and the interest exclusion from taxable income.

The effective income tax rate for the three and nine months ended September 30, 2009, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, taxes on our share of earnings generated from equity method investments reflected in net investment income and the interest exclusion from taxable income.

We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations (“CFCs”) for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs (“Subpart F income”) even if the income is not currently distributed. A temporary exception (the “active financing exception”) was applicable for tax years beginning before January 1, 2010, to avoid the current recognition of Subpart F income derived in the active conduct of a banking, financing, insurance or similar business. As of September 30, 2010, the U.S. Congress and the President have yet to enact extenders legislation. Whether or not the active financing exception legislation is enacted during the fourth quarter and effective for 2010, the tax impact of the Subpart F income will be immaterial.

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

7. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

7. Employee and Agent Benefits — (continued)

	Pension benefits		Other postretirement benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Service cost	$34.2	$38.4	$8.4	$8.4
Interest cost	79.2	75.6	15.9	14.7
Expected return on plan assets	(73.8)	(59.7)	(22.5)	(19.5)
Amortization of prior service benefit	(7.5)	(5.7)	(1.5)	(1.5)
Recognized net actuarial loss	50.7	69.6	3.6	7.2
Net periodic benefit cost	$82.8	$118.2	$3.9	$9.3

The reduction in net periodic benefit cost for both the three and nine months ended September 30, 2010, compared to September 30, 2009, reflects that in 2009 the return on plan assets was greater than expected, resulting in an actuarial gain and higher than expected plan assets at December 31, 2009. The higher asset value increased the expected return on plan assets in 2010 and the actuarial gain reduced the previous actuarial loss and its amortization in 2010.

Impact of Amendment to Retiree Health Benefits

In September 2010, an amendment to retiree health benefits was announced. This amendment, which will be effective for individuals retiring on or after January 1, 2011, resulted in a plan remeasurement as of September 30, 2010. Under this amendment, the company-paid subsidy for pre-Medicare-eligible coverage will be 40% and the cost of coverage for Medicare-eligible retirees (or their dependents) will no longer be subsidized. Prior to amendment, the subsidy calculation was complex and varied based on age and service with the company at the time of retirement. In addition to the changes for individuals retiring on or after January 1, 2011, the plan was simplified to a single consolidated plan design, the coordination with Medicare was changed for certain post-1984 retirees and the method for determining the premium equivalent rate was changed to be based solely on retiree experience. For the remeasurement of the retiree health benefits as of September 30, 2010, the assumptions used were a 5.40% discount rate to determine the benefit obligation; a 7.25% weighted-average expected long-term return on plan assets used to determine the net periodic benefit cost; and a health care cost initial trend rate of 9.5% pre-Medicare and 9.0% post-Medicare, decreasing to an ultimate rate of 5.0% in the year 2021. The plan amendment resulted in a $153.6 million reduction to the accumulated postretirement benefit obligation as of September 30, 2010. The plan amendment and remeasurement will result in a $14.0 million reduction in the 2010 net periodic postretirement benefit cost, which will be reflected in the fourth quarter.

Impact from Exit of Group Medical Insurance Business

On September 30, 2010, we announced our decision to exit the group medical insurance business and entered into an agreement with United Healthcare Services, Inc. to renew medical insurance coverage for our customers as the business transitions over the next 36 months. Our exit from the group medical insurance business will result in a curtailment associated with the pension and other postretirement benefits of the impacted employees. We anticipate that the curtailment will result in a gain, which will be recognized in our consolidated financial statements as impacted employees are terminated over the next 36 months.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2010 will be zero so we will not be required to fund our qualified pension plan during 2010. However, it is possible that we may fund the qualified and nonqualified pension plans in 2010 for a combined total of $40.0 million to $50.0 million. During the three and nine months ended September 30, 2010, we contributed $13.0 million and $33.0 million to these plans, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

8. Contingencies, Guarantees and Indemnifications

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

On December 2, 2009 and December 4, 2009, two plaintiffs, Cruise and Mullaney, each filed putative class action lawsuits in the United States District Court for the Southern District of New York against us, Principal Life, Principal Global Investors, LLC, and Principal Real Estate Investors, LLC (the “Cruise/Mullaney Defendants”). The lawsuits alleged the Cruise/Mullaney Defendants failed to manage the Principal U.S. Property Separate Account (“PUSPSA”) in the best interests of investors, improperly imposed a “withdrawal freeze” on September 26, 2008, and instituted a “withdrawal queue” to honor withdrawal requests as sufficient liquidity became available. Plaintiffs allege these actions constitute a breach of fiduciary duties under ERISA. Plaintiffs seek to certify a class including all qualified ERISA plans and the participants of those plans that invested in PUSPSA between September 26, 2008, and the present that have suffered losses caused by the queue. The two lawsuits, as well as two subsequently filed complaints asserting similar claims, have been consolidated and are now known as In re Principal U.S. Property Account Litigation. On April 22, 2010, an order was entered granting the motion made by the Cruise/Mullaney Defendants for change of venue to the United States District Court for the Southern District of Iowa. The plaintiffs have filed a Consolidated Complaint adding five new plaintiffs. The Cruise/Mullaney Defendants are aggressively defending the lawsuit.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

8. Contingencies, Guarantees and Indemnifications — (continued)

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

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of September 30, 2010, was approximately $221.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that performance under these guarantees could materially affect net income in a particular quarter or annual period.

We are also subject to various other indemnification obligations issued in conjunction with divestitures, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. At inception, the fair value of such indemnifications was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe that performance under these indemnifications would not result in a material adverse effect on our business or financial position. It is possible that performance under these indemnifications could materially affect net income in a particular quarter or annual period.

9. Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2009	3.0	10.0	259.3
Shares issued	—	—	59.9
Treasury stock acquired	—	—	(0.3)
Outstanding shares at September 30, 2009	3.0	10.0	318.9

Outstanding shares at January 1, 2010	3.0	10.0	319.0
Shares issued	—	—	1.4
Treasury stock acquired	—	—	(0.1)
Outstanding shares at September 30, 2010	3.0	10.0	320.3

In May 2009 we issued 58.2 million shares of common stock at a price of $19.75 per share. Net proceeds from the issuance were $1,109.1 million. The proceeds from this offering were used for general corporate purposes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

9. Stockholders’ Equity — (continued)

Comprehensive Income

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Net income	$151.3	$204.2	$499.1	$490.8
Net change in unrealized gains on fixed maturities, available-for-sale	1,149.7	3,079.4	2,912.0	6,176.4
Net change in noncredit component of impairment losses on fixed maturities, available-for-sale	(6.3)	(45.3)	(64.3)	(162.4)
Net change in unrealized gains on equity securities, available-for-sale	17.2	44.7	10.9	28.2
Net change in unrealized gains (losses) on equity method subsidiaries and noncontrolling interest adjustments	(2.3)	(39.5)	(94.8)	81.9
Adjustments for assumed changes in amortization patterns	(270.7)	(581.6)	(648.1)	(942.0)
Adjustments for assumed changes in policyholder liabilities	(38.9)	(57.6)	(172.8)	(97.7)
Net change in unrealized gains (losses) on derivative instruments	28.8	18.6	77.9	(2.3)
Change in net foreign currency translation adjustment	75.6	25.7	(4.7)	134.9
Change in unrecognized postretirement benefit obligation	234.2	23.1	264.4	69.1
Provision for deferred income taxes	(384.8)	(859.1)	(797.7)	(1,798.6)
Comprehensive income	$953.8	$1,812.6	$1,981.9	$3,978.3

10. Fair Value Measurements

We use fair value measurements to record fair value of certain assets and liabilities and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value. Certain financial instruments, particularly policyholder liabilities other than investment-type insurance contracts, are excluded from these fair value disclosure requirements.

Fair Value of Financial Instruments

The carrying value and estimated fair value of financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$49,310.5	$49,310.5	$46,220.6	$46,220.6
Fixed maturities, trading	1,500.0	1,500.0	1,032.4	1,032.4
Equity securities, available-for-sale	173.8	173.8	214.0	214.0
Equity securities, trading	215.2	215.2	221.5	221.5
Mortgage loans	11,095.8	11,329.3	11,845.6	11,407.8
Policy loans	903.8	1,050.9	902.5	1,022.6
Other investments	304.9	304.9	188.5	188.5
Cash and cash equivalents	2,268.8	2,268.8	2,240.4	2,240.4
Derivative assets	1,537.3	1,537.3	1,232.2	1,232.2
Separate account assets	65,659.4	65,659.4	62,738.5	62,738.5
Cash collateral	307.9	307.9	386.4	386.4
Investment-type insurance contracts	(34,101.3)	(33,111.4)	(35,672.8)	(34,181.0)
Short-term debt	(132.1)	(132.1)	(101.6)	(101.6)
Long-term debt	(1,582.1)	(1,795.0)	(1,584.6)	(1,608.4)
Separate account liabilities	(59,316.7)	(58,200.6)	(56,897.4)	(55,867.5)
Derivative liabilities	(1,585.6)	(1,585.6)	(1,050.8)	(1,050.8)
Bank deposits	(2,210.9)	(2,222.3)	(2,185.8)	(2,188.5)
Cash collateral payable	(307.9)	(307.9)	(367.8)	(367.8)
Other liabilities	(272.8)	(272.8)	(99.2)	(99.2)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

10. Fair Value Measurements — (continued)

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

Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during 2010.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

10. Fair Value Measurements — (continued)

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available, which are reflected in Level 3 and can include fixed maturities across all asset classes. These models primarily use projected cash flows discounted using a rate derived from market interest rate curves and relevant risk spreads. As of September 30, 2010, less than 1% of our fixed maturities were valued using internal pricing models, which have been classified as Level 3 assets accordingly.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

10. Fair Value Measurements — (continued)

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
September 30, 2010
(Unaudited)

10. Fair Value Measurements — (continued)

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

Certain annuity contracts and other investment-type insurance contracts include embedded derivatives that have been bifurcated from the host contract and that are measured at fair value on a recurring basis, which are reflected in Level 3. The key assumptions for calculating the fair value of the embedded derivative liabilities are market assumptions (such as equity market returns, interest rate levels, market volatility and correlations) and policyholder behavior assumptions (such as lapse, mortality, utilization and withdrawal patterns). They are valued using a combination of historical data and actuarial judgment. Stochastic models are used to value the embedded derivatives that incorporate a spread reflecting our own creditworthiness and risk margins.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

10. Fair Value Measurements — (continued)

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

Other liabilities related to financing obligations are not measured at fair value on a recurring basis. The fair value of these obligations is based on the discounted value of contractual cash flows.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of September 30, 2010
	Assets / (liabilities) measured at fair	Fair value hierarchy level
	value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale
U.S. government and agencies	$580.7	$30.3	$550.4	$—
Non-U.S. governments	934.2	—	909.3	24.9
States and political subdivisions	2,426.6	—	2,426.6	—
Corporate	35,169.5	98.6	34,432.4	638.5
Residential mortgage-backed securities	3,003.4	—	3,003.4	—
Commercial mortgage-backed securities	3,814.6	—	3,798.1	16.5
Collateralized debt obligations	253.3	—	153.8	99.5
Other debt obligations	3,128.2	—	3,013.8	114.4
Total fixed maturities, available-for-sale	49,310.5	128.9	48,287.8	893.8
Fixed maturities, trading	1,500.0	250.6	953.6	295.8
Equity securities, available-for-sale	173.8	124.3	2.5	47.0
Equity securities, trading	215.2	123.2	92.0	—
Derivative assets (1)	1,537.3	—	1,487.5	49.8
Other investments (2)	207.7	14.3	64.3	129.1
Cash equivalents (3)	1,321.0	207.8	1,113.2	—
Sub-total excluding separate account assets	54,265.5	849.1	52,000.9	1,415.5

Separate account assets	65,659.4	47,203.8	14,586.1	3,869.5
Total assets	$119,924.9	$48,052.9	$66,587.0	$5,285.0

Liabilities
Investment-type insurance contracts (4)	$(54.6)	$—	$—	$(54.6)
Derivative liabilities (1)	(1,585.6)	—	(1,359.0)	(226.6)
Other liabilities (4)	(254.7)	—	(97.0)	(157.7)
Total liabilities	$(1,894.9)	$—	$(1,456.0)	$(438.9)

Net assets	$118,030.0	$48,052.9	$65,131.0	$4,846.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

10. Fair Value Measurements — (continued)

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

(1)

Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. Refer to Note 5, Derivative Financial Instruments, for further information on fair value by class of derivative instruments. Our derivatives are primarily Level 2, with the exception of some credit default swaps and other swaps that are Level 3.

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
September 30, 2010
(Unaudited)

10. Fair Value Measurements — (continued)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended September 30, 2010						Changes in
	Beginning asset /	Total realized/unrealized gains (losses)		Purchases, sales,		Ending asset / (liability)	unrealized gains (losses) included in
	(liability) balance as of June 30, 2010	Included in net income (1)	Included in other comprehensive income	issuances and settlements (4)	Transfers in (out) of Level 3	balance as of September 30, 2010	net income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$24.6	$—	$0.4	$(0.1)	$—	$24.9	$—
State and political subdivisions	12.4	—	0.1	—	(12.5)	—	—
Corporate	628.0	(7.3)	27.1	2.4	(11.7)	638.5	(5.5)
Commercial mortgage-backed securities	27.1	(0.1)	—	0.2	(10.7)	16.5	(0.1)
Collateralized debt obligations	165.6	—	10.2	(73.8)	(2.5)	99.5	—
Other debt obligations	82.2	—	1.6	(2.3)	32.9	114.4	—
Total fixed maturities, available-for-sale	939.9	(7.4)	39.4	(73.6)	(4.5)	893.8	(5.6)
Fixed maturities, trading	240.6	6.7	—	48.5	—	295.8	6.7
Equity securities, available-for-sale	43.8	0.5	3.7	(1.0)	—	47.0	0.5
Derivative assets	37.4	12.5	—	(0.1)	—	49.8	12.5
Other investments	130.4	2.2	—	(3.5)	—	129.1	2.2
Separate account assets (2)	3,960.4	138.0	0.5	(224.5)	(4.9)	3,869.5	110.0

Liabilities
Investment-type insurance contracts	(78.2)	18.7	—	4.9	—	(54.6)	20.0
Derivative liabilities	(236.4)	11.7	(1.0)	(0.9)	—	(226.6)	10.1
Other liabilities (3)	(145.3)	5.2	(12.9)	(4.7)	—	(157.7)	5.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

10. Fair Value Measurements — (continued)

	For the three months ended September 30, 2009						Changes in
	Beginning asset /	Total realized/unrealized gains (losses)		Purchases,		Ending asset / (liability)	unrealized gains (losses) included in
	(liability) balance as of June 30, 2009	Included in net income (1)	Included in other comprehensive income	sales, issuances and settlements	Transfers in (out) of Level 3	balance as of September 30, 2009	net income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$48.0	$(10.5)	$1.3	$(25.3)	$—	$13.5	$—
Corporate	796.0	8.9	136.6	(152.8)	(51.2)	737.5	(2.3)
Commercial mortgage-backed securities	34.2	—	4.4	(2.0)	—	36.6	—
Collateralized debt obligations	248.1	(18.9)	51.9	(3.1)	—	278.0	(18.8)
Other debt obligations	117.4	(0.7)	5.9	(1.2)	(36.1)	85.3	(0.7)
Total fixed maturities, available-for-sale	1,243.7	(21.2)	200.1	(184.4)	(87.3)	1,150.9	(21.8)
Fixed maturities, trading	68.2	4.2	—	—	(9.3)	63.1	4.2
Equity securities, available-for-sale	25.1	1.4	20.8	(21.5)	9.0	34.8	—
Derivative assets	67.6	(6.0)	(0.1)	0.9	—	62.4	(2.3)
Separate account assets (2)	4,886.7	(383.4)	—	(6.3)	(43.1)	4,453.9	(393.8)

Liabilities
Investment-type insurance contracts	(31.2)	(9.8)	—	6.0	—	(35.0)	(8.1)
Derivative liabilities	(165.5)	37.2	0.6	11.7	—	(116.0)	35.1
Other liabilities (3)	(32.0)	—	(60.9)	(4.7)	—	(97.6)	—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

10. Fair Value Measurements — (continued)

	For the nine months ended September 30, 2010						Changes in
	Beginning asset / (liability)	Total realized/unrealized gains (losses)		Purchases, sales,		Ending asset / (liability)	unrealized gains (losses) included in
	balance as of December 31, 2009	Included in net income (1)	Included in other comprehensive income	issuances and settlements (4)	Transfers in (out) of Level 3	balance as of September 30, 2010	net income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$16.1	$—	$0.5	$8.3	$—	$24.9	$—
State and political subdivisions	11.5	—	1.0	—	(12.5)	—	—
Corporate	737.3	10.3	38.3	(139.9)	(7.5)	638.5	2.9
Commercial mortgage-backed securities	34.3	(0.1)	1.0	11.5	(30.2)	16.5	(0.1)
Collateralized debt obligations	296.8	(14.8)	22.3	(116.5)	(88.3)	99.5	(1.8)
Other debt obligations	76.6	—	4.6	38.1	(4.9)	114.4	—
Total fixed maturities, available-for-sale	1,172.6	(4.6)	67.7	(198.5)	(143.4)	893.8	1.0
Fixed maturities, trading	63.5	8.1	—	224.2	—	295.8	7.8
Equity securities, available-for-sale	71.7	3.0	(6.7)	(19.5)	(1.5)	47.0	3.1
Derivative assets	54.4	(1.8)	—	(2.8)	—	49.8	(0.6)
Other investments	—	23.1	—	106.0	—	129.1	23.1
Separate account assets (2)	4,120.7	196.2	(0.1)	(461.7)	14.4	3,869.5	159.2

Liabilities
Investment-type insurance contracts	(23.6)	(49.5)	—	18.5	—	(54.6)	(49.6)
Derivative liabilities	(93.7)	(9.6)	(3.3)	(120.0)	—	(226.6)	(12.1)
Other liabilities (3)	(89.1)	16.0	(40.4)	(44.2)	—	(157.7)	16.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

10. Fair Value Measurements — (continued)

	For the nine months ended September 30, 2009						Changes in
	Beginning asset / (liability)	Total realized/unrealized gains (losses)		Purchases,		Ending asset / (liability)	unrealized gains (losses) included in
	balance as of December 31, 2008	Included in net income (1)	Included in other comprehensive income	sales, issuances and settlements	Transfers in (out) of Level 3	balance as of September 30, 2009	net income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$45.3	$(10.3)	$2.4	$(23.9)	$—	$13.5	$—
Corporate	750.9	(23.9)	135.1	(287.0)	162.4	737.5	(30.4)
Commercial mortgage-backed securities	58.0	(0.3)	8.7	(10.6)	(19.2)	36.6	—
Collateralized debt obligations	236.8	(60.2)	117.6	(8.3)	(7.9)	278.0	(59.8)
Other debt obligations	82.0	(2.1)	20.8	28.8	(44.2)	85.3	(1.6)
Total fixed maturities, available-for-sale	1,173.0	(96.8)	284.6	(301.0)	91.1	1,150.9	(91.8)
Fixed maturities, trading	60.7	12.7	—	—	(10.3)	63.1	12.7
Equity securities, available-for-sale	56.2	1.4	23.4	(55.2)	9.0	34.8	—
Derivative assets	100.7	(35.6)	(0.2)	(2.5)	—	62.4	(22.5)
Separate account assets (2)	6,042.3	(1,377.3)	—	(169.6)	(41.5)	4,453.9	(1,278.2)

Liabilities
Investment-type insurance contracts	(60.2)	6.3	—	18.9	—	(35.0)	6.6
Derivative liabilities	(266.9)	134.8	4.4	11.7	—	(116.0)	133.1
Other liabilities (3)	(103.8)	—	20.1	(13.9)	—	(97.6)	—

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

(2)

Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the International Asset Management and Accumulation segment separate account assets are recorded in accumulated other comprehensive income and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.

(3)

Certain embedded derivatives reported in other liabilities are part of a cash flow hedge, with the effective portion of the unrealized gains (losses) recorded in accumulated other comprehensive income.

(4)

As a result of our implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010, certain previously unconsolidated VIEs were consolidated and certain previously consolidated VIEs were deconsolidated. The fair value of the Level 3 assets and liabilities of the newly consolidated and deconsolidated VIEs is primarily included in fixed maturities, trading; other investments; derivative liabilities and other liabilities. As a result of our implementation of new authoritative guidance related to the accounting for embedded credit derivatives effective July 1, 2010, we elected the fair value option for certain securities previously included in fixed maturities, available-for-sale, effectively reclassifying them to fixed maturities, trading.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

10. Fair Value Measurements — (continued)

Transfers

Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

Assets transferred into Level 3 during the three months ended September 30, 2010 and 2009, were $56.0 million and $70.6 million, respectively, and during the nine months ended September 30, 2010 and 2009, were $210.5 million and $375.6 million, respectively. The assets transferred into Level 3 primarily include those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor and, to a lesser extent, assets added to our “watch list” that were previously priced using a matrix pricing valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three months ended September 30, 2010 and 2009, were $65.4 million and $201.3 million, respectively, and during the nine months ended September 30, 2010 and 2009, were $341.0 million and $327.3 million, respectively. The majority of assets that transferred out of Level 3 include those for which we are now able to obtain pricing from a recognized third party pricing vendor.

Significant transfers into Level 2 during the nine months ended September 30, 2010, primarily included $3,128.3 million of separate account assets that transferred out of Level 1 into Level 2 during the three months ended June 30, 2010. Significant transfers out of Level 2 during the three and nine months ended September 30, 2010, primarily included $3,300.3 million and $6,600.6 million, respectively, of separate account assets that transferred out of Level 2 into Level 1. These transfers related to foreign equity securities that were valued using adjusted prices provided by a third party vendor as of both December 31, 2009 and June 30, 2010, which is reflected in Level 2, and that were valued at the local close price of the exchange where the assets traded as of both March 31, 2010 and September 30, 2010, which is reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices. Other transfers into and out of Level 2 during the three and nine months ended September 30, 2010, primarily include those that transferred out of and into Level 3, respectively.

Significant transfers into Level 1 during the three and nine months ended September 30, 2010, and out of Level 1 during the nine months ended September 30, 2010, included the separate account assets transferred out of and into Level 2, respectively. We did not have any significant transfers out of Level 1 during the three months ended September 30, 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the nine months ended September 30, 2010, certain mortgage loans had been impaired or written down to fair value of $238.3 million. The impairments resulted in a loss of $12.0 million and $66.9 million for the three and nine months ended September 30, 2010, respectively, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

During the nine months ended September 30, 2010, real estate had been written down to fair value of $1.4 million. This write down resulted in a loss of $0.3 million for the nine months ended September 30, 2010, that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of real estate is estimated using appraised values that involve significant unobservable inputs.

During the nine months ended September 30, 2010, mortgage servicing rights had been written down to fair value of $6.0 million, resulting in a charge of $0.3 million and $0.9 million for the three and nine months ended September 30, 2010, respectively, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

10. Fair Value Measurements — (continued)

During the nine months ended September 30, 2010, we recorded a goodwill impairment. See Note 2, Goodwill, for further details.

During the nine months ended September 30, 2009, mortgage loans had been written down to fair value of $4.7 million. This write down resulted in a loss of $0.1 million and $7.2 million for the three and nine months ended September 30, 2009, respectively, that was recorded in net realized capital gains (losses). These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

During the nine months ended September 30, 2009, real estate had been written down to fair value of $0.9 million. This write down resulted in a loss of $0.4 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of the real estate is estimated using appraised values that involve significant unobservable inputs.

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

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $129.1 million and $128.0 million, respectively, as of September 30, 2010. The change in fair value of the loans resulted in a $2.2 million and $23.1 million pre-tax gain for the three and nine months ended September 30, 2010, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. For the three and nine months ended September 30, 2010, we recorded $2.6 million and $8.0 million of interest income on these commercial mortgage loans, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $111.4 million and $220.1 million, respectively, as of September 30, 2010. The change in fair value of the obligations resulted in a $4.4 million and $10.1 million pre-tax gain, which includes a $5.2 million and $16.0 million pre-tax gain related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings for the three and nine months ended September 30, 2010, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $2.2 million and $6.8 million for the three and nine months ended September 30, 2010, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

11. Segment Information

We provide financial products and services through the following segments: U.S. Asset Accumulation, Global Asset Management, International Asset Management and Accumulation and U.S. Insurance Solutions. In addition, there is a Corporate segment. The segments are managed and reported separately because they provide different products and services, have different strategies or have different markets and distribution channels.

Prior to third quarter 2010, amounts now reported in the U.S. Insurance Solutions segment and amounts for our group medical insurance business now reported in the Corporate segment were reported together in the Life and Health Insurance segment. This change was made due to our decision to exit the group medical insurance business (insured and administrative services only) and has no impact on our consolidated financial statements for any period presented. Our segment results for 2009 have been restated to conform to the current segment presentation. With the exception of corporate overhead, amounts related to our group medical insurance business previously included in segment operating earnings have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments.

The U.S. Asset Accumulation segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals.

The Global Asset Management segment provides asset management services to our asset accumulation business, our insurance operations, the Corporate segment and third-party clients.

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

The U.S. Insurance Solutions segment provides individual life insurance and specialty benefits, which consists of group dental and vision insurance, individual and group disability insurance and group life insurance, throughout the United States.

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

Management uses segment operating earnings in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized capital gains (losses), as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized capital gains (losses), as adjusted, are net of income taxes, related changes in the amortization pattern of DPAC and sales inducements, recognition of deferred front-end fee revenues for sales charges on retirement products and services, net realized capital gains and losses distributed, noncontrolling interest capital gains and losses and certain market value adjustments to fee revenues. Net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on derivative instruments not designated as hedging instruments and exclude certain market value adjustments of embedded derivatives and realized capital gains (losses) associated with our exited group medical insurance business. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on derivatives not designated as hedging instruments), including their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues, revenue from our exited group medical insurance business and revenue from our terminated commercial mortgage securities issuance operation. Segment operating revenues include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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
September 30, 2010
(Unaudited)

11. Segment Information — (continued)

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	September 30, 2010	December 31, 2009
	(in millions)
Assets:
U.S. Asset Accumulation	$108,811.3	$106,881.9
Global Asset Management	1,302.6	1,276.7
International Asset Management and Accumulation	12,307.4	10,301.7
U.S. Insurance Solutions	16,144.6	15,097.7
Corporate	4,890.7	4,201.4
Total consolidated assets	$143,456.6	$137,759.4

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Operating revenues by segment:
U.S. Asset Accumulation	$997.0	$1,025.6	$3,031.0	$3,024.4
Global Asset Management	118.0	111.3	346.1	319.0
International Asset Management and Accumulation	200.1	156.1	569.4	381.8
U.S. Insurance Solutions	690.7	701.4	2,070.1	2,106.6
Corporate	(19.1)	(33.4)	(81.2)	(103.2)
Total segment operating revenues	1,986.7	1,961.0	5,935.4	5,728.6
Net realized capital losses (except periodic settlements and accruals on derivatives not designated as hedging instruments), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(42.3)	(86.1)	(199.5)	(336.6)
Exited group medical insurance business	344.1	396.0	1,050.2	1,225.4
Terminated commercial mortgage securities issuance operation	—	(0.6)	—	(0.7)
Total revenues per consolidated statements of operations	$2,288.5	$2,270.3	$6,786.1	$6,616.7
Operating earnings (losses) by segment, net of related income taxes:
U.S. Asset Accumulation	$147.4	$154.6	$433.4	$385.1
Global Asset Management	15.0	10.5	39.3	25.5
International Asset Management and Accumulation	33.1	33.1	106.0	79.4
U.S. Insurance Solutions	47.3	56.2	141.4	148.1
Corporate	(23.9)	(35.3)	(89.4)	(108.7)
Total segment operating earnings, net of related income taxes	218.9	219.1	630.7	529.4
Net realized capital losses, as adjusted (1)	(30.9)	(53.4)	(156.9)	(154.6)
Other after-tax adjustments (2)	(45.8)	19.0	(6.8)	73.0
Net income available to common stockholders per consolidated statements of operations	$142.2	$184.7	$467.0	$447.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

11. Segment Information — (continued)

(1)	Net realized capital losses, as adjusted, is derived as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in millions)

Net realized capital losses	$(20.7)	$(66.6)	$(132.6)	$(285.1)
Periodic settlements and accruals on derivatives not designated as hedging instruments	(20.5)	(20.2)	(69.8)	(47.9)
Certain market value adjustments to fee revenues	(2.3)	—	(2.3)	(1.5)
Recognition of front-end fee revenues	1.2	0.7	5.2	(2.1)
Net realized capital losses, net of related revenue adjustments	(42.3)	(86.1)	(199.5)	(336.6)
Amortization of deferred policy acquisition and sales inducement costs	(26.7)	16.7	(71.3)	106.3
Capital (gains) losses distributed	0.1	(7.5)	(2.2)	(14.4)
Certain market value adjustments of embedded derivatives	0.9	2.3	6.7	8.8
Net realized capital (gains) losses associated with exited group medical insurance business	1.8	—	2.4	(0.1)
Noncontrolling interest capital (gains) losses	0.6	(9.9)	(4.1)	(15.5)
Income tax effect	34.7	31.1	111.1	96.9
Net realized capital losses, as adjusted	$(30.9)	$(53.4)	$(156.9)	$(154.6)

(2)

For the three months ended September 30, 2010, other after-tax adjustments included the negative effect of losses associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP.

For the three months ended September 30, 2009, other after-tax adjustments included the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($19.5 million) and the negative effect of losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.5 million).

For the nine months ended September 30, 2010, other after-tax adjustments included the negative effect resulting from the tax impact of healthcare reform, which eliminates the tax deductibility of retiree prescription drug expenses related to our employees incurred after 2012 ($7.8 million) and the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($1.0 million).

For the nine months ended September 30, 2009, other after-tax adjustments included the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($73.8 million) and the negative effect of losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.8 million).

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

11. Segment Information — (continued)

The following table summarizes operating revenues for our products and services:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
U.S. Asset Accumulation:
Full service accumulation	$328.8	$329.3	$991.8	$952.2
Principal Funds	123.7	113.1	372.3	324.0
Individual annuities	253.2	247.2	759.5	713.3
Bank and trust services	23.5	22.2	68.4	61.3
Eliminations	(24.3)	(21.8)	(74.1)	(65.6)
Total Accumulation	704.9	690.0	2,117.9	1,985.2
Investment only	157.0	200.1	495.3	626.0
Full service payout	135.1	135.5	417.8	413.2
Total Guaranteed	292.1	335.6	913.1	1,039.2
Total U.S. Asset Accumulation	997.0	1,025.6	3,031.0	3,024.4
Global Asset Management (1)	118.0	111.3	346.1	319.0
International Asset Management and Accumulation	200.1	156.1	569.4	381.8
U.S Insurance Solutions:
Individual life insurance	339.5	338.9	1,019.9	1,012.8
Specialty benefits insurance	351.2	362.5	1,050.2	1,093.8
Total U.S. Insurance Solutions	690.7	701.4	2,070.1	2,106.6
Corporate	(19.1)	(33.4)	(81.2)	(103.2)
Total operating revenues	$1,986.7	$1,961.0	$5,935.4	$5,728.6
Total operating revenues	$1,986.7	$1,961.0	$5,935.4	$5,728.6
Net realized capital losses (except periodic settlements and accruals on derivatives not designated as hedging instruments), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(42.3)	(86.1)	(199.5)	(336.6)
Exited group medical insurance business	344.1	396.0	1,050.2	1,225.4
Terminated commercial mortgage securities issuance operation	—	(0.6)	—	(0.7)
Total revenues per consolidated statements of operations	$2,288.5	$2,270.3	$6,786.1	$6,616.7

(1)

Reflects inter-segment revenues of $48.9 million and $49.4 million for the three months ended September 30, 2010 and 2009, respectively, and $148.2 million and $144.3 million for the nine months ended September 30, 2010 and 2009, respectively. These revenues are eliminated within the Corporate segment.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

12. Stock-Based Compensation Plans

As of September 30, 2010, we have the 2010 Stock Incentive Plan (formerly known as the 2005 Stock Incentive Plan), the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan.

As of September 30, 2010, the maximum number of new shares of common stock that were available for grant under the 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 12.2 million.

The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans is as follows:

	For the nine months ended September 30,
	2010	2009
	(in millions)
Compensation cost	$36.5	$37.6
Related income tax benefit	12.4	12.2
Capitalized as part of an asset	1.8	2.8

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2010 Stock Incentive Plan. Total options granted were 0.8 million for the nine months ended September 30, 2010. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average expected dividend yield of 2.3 percent, a weighted-average expected volatility of 66.6 percent, a weighted-average risk-free interest rate of 2.8 percent and a weighted-average expected term of 6 years. The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2010, was $11.48 per share.

As of September 30, 2010, there were $6.3 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 1.6 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2010 Stock Incentive Plan. Total performance share awards granted were 0.4 million for the nine months ended September 30, 2010. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objective to be determined at the end of the performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $22.21 per common share.

As of September 30, 2010, there were $6.6 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 1.6 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2010 Stock Incentive Plan and non-employee directors pursuant to the 2005 Directors Stock Plan. Total restricted stock units granted were 1.2 million for the nine months ended September 30, 2010. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $22.57 per common share.

As of September 30, 2010, there were $30.8 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 1.8 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

12. Stock-Based Compensation Plans — (continued)

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.5 million shares for the nine months ended September 30, 2010. The weighted-average fair value of the discount on the stock purchased was $3.52 per share.

As of September 30, 2010, a total of 8.0 million of new shares are available to be made issuable by us for this plan.

13. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Net income	$151.3	$204.2	$499.1	$490.8
Subtract:
Net income attributable to noncontrolling interest	0.9	11.3	7.4	18.3
Preferred stock dividends	8.2	8.2	24.7	24.7
Net income available to common stockholders	$142.2	$184.7	$467.0	$447.8
Weighted-average shares outstanding
Basic	320.7	319.1	320.2	289.9
Dilutive effects:
Stock options	0.8	0.9	0.8	0.3
Restricted stock units	1.5	1.5	1.4	0.9
Performance share awards	0.3	—	0.3	—
Diluted	323.3	321.5	322.7	291.1
Net income per common share:
Basic	$0.44	$0.58	$1.46	$1.54
Diluted	$0.44	$0.57	$1.45	$1.54

The calculation of diluted earnings per share for the three and nine months ended September 30, 2010 and 2009, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

14. Condensed Consolidating Financial Information

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of September 30, 2010 and December 31, 2009, and for the nine months ended September 30, 2010 and 2009.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

14. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
September 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$11.3	$43,479.3	$6,225.0	$(405.1)	$49,310.5
Fixed maturities, trading	575.2	484.2	440.6	—	1,500.0
Equity securities, available-for-sale	—	171.2	2.6	—	173.8
Equity securities, trading	—	0.3	214.9	—	215.2
Mortgage loans	—	9,436.7	2,119.0	(459.9)	11,095.8
Real estate	—	9.8	1,078.9	(1.8)	1,086.9
Policy loans	—	879.7	24.1	—	903.8
Investment in unconsolidated entities	10,162.1	3,253.2	4,886.8	(17,608.8)	693.3
Other investments	5.6	2,182.7	734.7	(607.7)	2,315.3
Cash and cash equivalents	550.4	817.7	1,092.3	(191.6)	2,268.8
Accrued investment income	3.0	648.2	63.4	(4.3)	710.3
Premiums due and other receivables	201.4	883.3	319.8	(109.8)	1,294.7
Deferred policy acquisition costs	—	2,979.2	260.9	—	3,240.1
Property and equipment	—	395.1	66.0	—	461.1
Goodwill	—	54.3	289.5	—	343.8
Other intangibles	—	30.9	811.2	—	842.1
Separate account assets	—	59,058.1	6,601.3	—	65,659.4
Other assets	12.5	724.8	872.0	(267.6)	1,341.7
Total assets	$11,521.5	$125,488.7	$26,103.0	$(19,656.6)	$143,456.6
Liabilities
Contractholder funds	$—	$38,674.2	$132.7	$(257.4)	$38,549.5
Future policy benefits and claims	—	15,938.4	3,856.8	(41.7)	19,753.5
Other policyholder funds	—	560.4	22.9	—	583.3
Short-term debt	—	—	132.1	—	132.1
Long-term debt	1,351.7	99.5	627.0	(496.1)	1,582.1
Income taxes currently payable	(8.4)	(256.0)	8.1	260.0	3.7
Deferred income taxes	(26.6)	318.7	278.3	(11.8)	558.6
Separate account liabilities	—	59,058.1	6,601.3	—	65,659.4
Other liabilities	309.3	3,227.0	4,138.4	(1,074.6)	6,600.1
Total liabilities	1,626.0	117,620.3	15,797.6	(1,621.6)	133,422.3
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,547.5	6,133.4	8,318.9	(14,452.3)	9,547.5
Retained earnings	4,591.6	1,291.3	1,323.8	(2,615.1)	4,591.6
Accumulated other comprehensive income	476.8	441.2	519.4	(960.6)	476.8
Treasury stock, at cost	(4,725.0)	—	—	—	(4,725.0)
Total stockholders’ equity attributable to PFG	9,895.5	7,868.4	10,162.1	(18,030.5)	9,895.5
Noncontrolling interest	—	—	143.3	(4.5)	138.8
Total stockholders’ equity	9,895.5	7,868.4	10,305.4	(18,035.0)	10,034.3
Total liabilities and stockholders’ equity	$11,521.5	$125,488.7	$26,103.0	$(19,656.6)	$143,456.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

14. Condensed Consolidating Financial Information — (continued)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

14. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,396.5	$216.0	$—	$2,612.5
Fees and other revenues	0.1	1,066.6	828.2	(209.0)	1,685.9
Net investment income	30.9	2,110.2	455.1	24.1	2,620.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	235.2	(182.8)	(2.4)	50.7
Total other-than-temporary impairment losses on available-for-sale securities	—	(236.7)	(10.9)	—	(247.6)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	59.5	4.8	—	64.3
Net impairment losses on available-for-sale securities	—	(177.2)	(6.1)	—	(183.3)
Net realized capital gains (losses)	0.7	58.0	(188.9)	(2.4)	(132.6)
Total revenues	31.7	5,631.3	1,310.4	(187.3)	6,786.1
Expenses
Benefits, claims and settlement expenses	—	3,566.5	379.2	(13.1)	3,932.6
Dividends to policyholders	—	164.7	—	—	164.7
Operating expenses	87.5	1,454.0	746.4	(176.7)	2,111.2
Total expenses	87.5	5,185.2	1,125.6	(189.8)	6,208.5

Income (loss) before income taxes	(55.8)	446.1	184.8	2.5	577.6

Income taxes (benefits)	(21.6)	114.3	(14.0)	(0.2)	78.5
Equity in the net income (loss) of subsidiaries	525.9	(28.8)	334.6	(831.7)	—
Net income	491.7	303.0	533.4	(829.0)	499.1
Net income attributable to noncontrolling interest	—	—	7.5	(0.1)	7.4
Net income attributable to PFG	491.7	303.0	525.9	(828.9)	491.7
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$467.0	$303.0	$525.9	$(828.9)	$467.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

14. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,615.1	$205.4	$—	$2,820.5
Fees and other revenues	—	999.9	746.8	(207.3)	1,539.4
Net investment income	1.4	2,251.9	260.1	28.5	2,541.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	1.0	(316.1)	447.1	(69.5)	62.5
Total other-than-temporary impairment losses on available-for-sale securities	—	(507.7)	(2.3)	—	(510.0)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	161.2	1.2	—	162.4
Net impairment losses on available-for-sale securities	—	(346.5)	(1.1)	—	(347.6)
Net realized capital gains (losses)	1.0	(662.6)	446.0	(69.5)	(285.1)
Total revenues	2.4	5,204.3	1,658.3	(248.3)	6,616.7
Expenses
Benefits, claims and settlement expenses	—	3,741.1	229.3	(12.4)	3,958.0
Dividends to policyholders	—	188.3	—	—	188.3
Operating expenses	61.3	1,256.5	742.3	(166.0)	1,894.1
Total expenses	61.3	5,185.9	971.6	(178.4)	6,040.4

Income (loss) before income taxes	(58.9)	18.4	686.7	(69.9)	576.3

Income taxes (benefits)	(23.2)	(41.8)	149.7	0.8	85.5
Equity in the net income (loss) of subsidiaries	508.2	345.7	(10.4)	(843.5)	—
Net income	472.5	405.9	526.6	(914.2)	490.8
Net income attributable to noncontrolling interest	—	—	18.4	(0.1)	18.3
Net income attributable to PFG	472.5	405.9	508.2	(914.1)	472.5
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$447.8	$405.9	$508.2	$(914.1)	$447.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

14. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(177.4)	$1,769.8	$631.1	$(294.0)	$1,929.5
Investing activities
Available-for-sale securities:
Purchases	(61.3)	(4,278.6)	(846.6)	(40.0)	(5,226.5)
Sales	95.5	1,029.7	248.9	—	1,374.1
Maturities	81.1	3,079.4	447.9	—	3,608.4
Mortgage loans acquired or originated	—	(680.0)	(206.1)	223.7	(662.4)
Mortgage loans sold or repaid	—	1,132.9	299.2	(193.4)	1,238.7
Real estate acquired	—	(0.2)	(23.6)	—	(23.8)
Net purchases of property and equipment	—	(0.7)	(10.7)	—	(11.4)
Dividends and returns of capital received from unconsolidated entities	301.6	193.8	301.6	(797.0)	—
Net change in other investments	13.3	(19.9)	(116.2)	131.6	8.8
Net cash provided by investing activities	430.2	456.4	94.4	(675.1)	305.9
Financing activities
Issuance of common stock	20.0	—	—	—	20.0
Acquisition of treasury stock	(2.3)	—	—	—	(2.3)
Proceeds from financing element derivatives	—	78.6	—	—	78.6
Payments for financing element derivatives	—	(36.2)	—	—	(36.2)
Excess tax benefits from share-based payment arrangements	—	0.3	0.5	—	0.8
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	—	26.9	(25.2)	1.7
Principal repayments of long-term debt	—	—	(8.9)	—	(8.9)
Net proceeds from (repayments of) short-term borrowings	—	—	(5.0)	32.1	27.1
Dividends and capital paid to parent	—	(301.6)	(495.4)	797.0	—
Investment contract deposits	—	2,916.0	99.7	—	3,015.7
Investment contract withdrawals	—	(5,311.6)	—	—	(5,311.6)
Net increase in banking operation deposits	—	—	36.0	—	36.0
Other	—	(3.2)	—	—	(3.2)
Net cash used in financing activities	(7.0)	(2,657.7)	(346.2)	803.9	(2,207.0)
Net increase (decrease) in cash and cash equivalents	245.8	(431.5)	379.3	(165.2)	28.4
Cash and cash equivalents at beginning of period	304.6	1,249.2	713.0	(26.4)	2,240.4
Cash and cash equivalents at end of period	$550.4	$817.7	$1,092.3	$(191.6)	$2,268.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

14. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(403.3)	$2,052.1	$162.4	$(16.8)	$1,794.4
Investing activities
Available-for-sale securities:
Purchases	(691.5)	(4,995.6)	(992.6)	79.0	(6,600.7)
Sales	634.0	2,878.7	258.4	(0.6)	3,770.5
Maturities	—	2,746.8	399.2	—	3,146.0
Mortgage loans acquired or originated	—	(269.4)	(70.5)	68.1	(271.8)
Mortgage loans sold or repaid	—	1,056.5	247.5	(56.8)	1,247.2
Real estate acquired	—	—	(50.2)	—	(50.2)
Real estate sold	—	—	22.1	—	22.1
Net purchases of property and equipment	—	(7.8)	(12.8)	—	(20.6)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(45.7)	—	(45.7)
Dividends received from (contributions to) unconsolidated entities	(496.0)	38.6	149.0	308.4	—
Net change in other investments	0.1	57.1	3.9	(101.7)	(40.6)
Net cash provided by (used in) investing activities	(553.4)	1,504.9	(91.7)	296.4	1,156.2
Financing activities
Issuance of common stock	1,123.0	—	—	—	1,123.0
Acquisition of treasury stock	(4.1)	—	—	—	(4.1)
Proceeds from financing element derivatives	—	121.3	—	—	121.3
Payments for financing element derivatives	—	(57.7)	—	—	(57.7)
Excess tax benefits from share-based payment arrangements	—	—	0.2	—	0.2
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	745.1	—	40.0	(40.0)	745.1
Principal repayments of long-term debt	—	—	(465.9)	—	(465.9)
Net repayments of short-term borrowings	—	—	(365.4)	(32.0)	(397.4)
Capital received from (dividends paid to) parent	—	(149.0)	457.4	(308.4)	—
Investment contract deposits	—	3,438.2	—	—	3,438.2
Investment contract withdrawals	—	(6,871.1)	—	—	(6,871.1)
Net increase in banking operation deposits	—	—	80.2	—	80.2
Other	—	(4.5)	—	—	(4.5)
Net cash provided by (used in) financing activities	1,839.3	(3,522.8)	(253.5)	(380.4)	(2,317.4)
Net increase (decrease) in cash and cash equivalents	882.6	34.2	(182.8)	(100.8)	633.2

Cash and cash equivalents at beginning of period	(2.0)	1,598.6	1,192.3	(180.9)	2,608.0
Cash and cash equivalents at end of period	$880.6	$1,632.8	$1,009.5	$(281.7)	$3,241.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

14. Condensed Consolidating Financial Information — (continued)

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of September 30, 2010 and December 31, 2009, and for the nine months ended September 30, 2010 and 2009.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

14. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
September 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$11.3	$—	$49,299.2	$—	$49,310.5
Fixed maturities, trading	575.2	—	924.8	—	1,500.0
Equity securities, available-for-sale	—	—	173.8	—	173.8
Equity securities, trading	—	—	215.2	—	215.2
Mortgage loans	—	—	11,095.8	—	11,095.8
Real estate	—	—	1,086.9	—	1,086.9
Policy loans	—	—	903.8	—	903.8
Investment in unconsolidated entities	10,162.1	10,179.6	693.1	(20,341.5)	693.3
Other investments	5.6	46.4	2,263.3	—	2,315.3
Cash and cash equivalents	550.4	673.5	2,058.4	(1,013.5)	2,268.8
Accrued investment income	3.0	—	707.3	—	710.3
Premiums due and other receivables	201.4	—	1,092.4	0.9	1,294.7
Deferred policy acquisition costs	—	—	3,240.1	—	3,240.1
Property and equipment	—	—	461.1	—	461.1
Goodwill	—	—	343.8	—	343.8
Other intangibles	—	—	842.1	—	842.1
Separate account assets	—	—	65,659.4	—	65,659.4
Other assets	12.5	9.4	1,318.8	1.0	1,341.7
Total assets	$11,521.5	$10,908.9	$142,379.3	$(21,353.1)	$143,456.6
Liabilities
Contractholder funds	$—	$—	$38,549.5	$—	$38,549.5
Future policy benefits and claims	—	—	19,753.5	—	19,753.5
Other policyholder funds	—	—	583.3	—	583.3
Short-term debt	—	75.0	400.7	(343.6)	132.1
Long-term debt	1,351.7	—	230.4	—	1,582.1
Income taxes currently payable	(8.4)	(5.8)	0.8	17.1	3.7
Deferred income taxes	(26.6)	(9.0)	608.5	(14.3)	558.6
Separate account liabilities	—	—	65,659.4	—	65,659.4
Other liabilities	309.3	686.6	6,274.8	(670.6)	6,600.1
Total liabilities	1,626.0	746.8	132,060.9	(1,011.4)	133,422.3
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,547.5	8,318.9	7,709.9	(16,028.8)	9,547.5
Retained earnings	4,591.6	1,323.8	1,930.2	(3,254.0)	4,591.6
Accumulated other comprehensive income	476.8	519.4	523.7	(1,043.1)	476.8
Treasury stock, at cost	(4,725.0)	—	(2.0)	2.0	(4,725.0)
Total stockholders’ equity attributable to PFG	9,895.5	10,162.1	10,179.6	(20,341.7)	9,895.5
Noncontrolling interest	—	—	138.8	—	138.8
Total stockholders’ equity	9,895.5	10,162.1	10,318.4	(20,341.7)	10,034.3
Total liabilities and stockholders’ equity	$11,521.5	$10,908.9	$142,379.3	$(21,353.1)	$143,456.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

14. Condensed Consolidating Financial Information — (continued)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

14. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
			(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,612.5	$—	$2,612.5
Fees and other revenues	0.1	—	1,686.4	(0.6)	1,685.9
Net investment income (loss)	30.9	(2.6)	2,591.5	0.5	2,620.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	(0.1)	50.1	—	50.7
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(247.6)	—	(247.6)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	64.3	—	64.3
Net impairment losses on available-for-sale securities	—	—	(183.3)	—	(183.3)
Net realized capital gains (losses)	0.7	(0.1)	(133.2)	—	(132.6)
Total revenues	31.7	(2.7)	6,757.2	(0.1)	6,786.1
Expenses
Benefits, claims and settlement expenses	—	—	3,932.6	—	3,932.6
Dividends to policyholders	—	—	164.7	—	164.7
Operating expenses	87.5	0.8	2,023.0	(0.1)	2,111.2
Total expenses	87.5	0.8	6,120.3	(0.1)	6,208.5

Income (loss) before income taxes	(55.8)	(3.5)	636.9	—	577.6

Income taxes (benefits)	(21.6)	0.4	99.7	—	78.5
Equity in the net income of subsidiaries	525.9	529.8	—	(1,055.7)	—
Net income	491.7	525.9	537.2	(1,055.7)	499.1
Net income attributable to noncontrolling interest	—	—	7.4	—	7.4
Net income attributable to PFG	491.7	525.9	529.8	(1,055.7)	491.7
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$467.0	$525.9	$529.8	$(1,055.7)	$467.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

14. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,820.5	$—	$2,820.5
Fees and other revenues	—	0.1	1,549.0	(9.7)	1,539.4
Net investment income (loss)	1.4	(0.2)	2,540.4	0.3	2,541.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	1.0	(0.4)	61.9	—	62.5
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(510.0)	—	(510.0)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	162.4	—	162.4
Net impairment losses on available-for-sale securities	—	—	(347.6)	—	(347.6)
Net realized capital gains (losses)	1.0	(0.4)	(285.7)	—	(285.1)
Total revenues	2.4	(0.5)	6,624.2	(9.4)	6,616.7
Expenses
Benefits, claims and settlement expenses	—	—	3,958.0	—	3,958.0
Dividends to policyholders	—	—	188.3	—	188.3
Operating expenses	61.3	27.2	1,815.0	(9.4)	1,894.1
Total expenses	61.3	27.2	5,961.3	(9.4)	6,040.4

Income (loss) before income taxes	(58.9)	(27.7)	662.9	—	576.3

Income taxes (benefits)	(23.2)	(17.6)	126.3	—	85.5
Equity in the net income of subsidiaries	508.2	518.3	—	(1,026.5)	—
Net income	472.5	508.2	536.6	(1,026.5)	490.8
Net income attributable to noncontrolling interest	—	—	18.3	—	18.3
Net income attributable to PFG	472.5	508.2	518.3	(1,026.5)	472.5
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$447.8	$508.2	$518.3	$(1,026.5)	$447.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

14. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(177.4)	$96.8	$2,103.4	$(93.3)	$1,929.5
Investing activities
Available-for-sale securities:
Purchases	(61.3)	—	(5,165.2)	—	(5,226.5)
Sales	95.5	—	1,278.6	—	1,374.1
Maturities	81.1	—	3,527.3	—	3,608.4
Mortgage loans acquired or originated	—	—	(662.4)	—	(662.4)
Mortgage loans sold or repaid	—	—	1,238.7	—	1,238.7
Real estate acquired	—	—	(23.8)	—	(23.8)
Net purchases of property and equipment	—	—	(11.4)	—	(11.4)
Dividends and returns of capital received from unconsolidated entities	301.6	321.6	—	(623.2)	—
Net change in other investments	13.3	22.3	6.5	(33.3)	8.8
Net cash provided by investing activities	430.2	343.9	188.3	(656.5)	305.9
Financing activities
Issuance of common stock	20.0	—	—	—	20.0
Acquisition of treasury stock	(2.3)	—	—	—	(2.3)
Proceeds from financing element derivatives	—	—	78.6	—	78.6
Payments for financing element derivatives	—	—	(36.2)	—	(36.2)
Excess tax benefits from share-based payment arrangements	—	—	0.8	—	0.8
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	—	1.7	—	1.7
Principal repayments of long-term debt	—	—	(8.9)	—	(8.9)
Net proceeds from short-term borrowings	—	—	58.6	(31.5)	27.1
Dividends and capital paid to parent	—	(301.6)	(321.6)	623.2	—
Investment contract deposits	—	—	3,015.7	—	3,015.7
Investment contract withdrawals	—	—	(5,311.6)	—	(5,311.6)
Net increase in banking operation deposits	—	—	36.0	—	36.0
Other	—	—	(3.2)	—	(3.2)
Net cash used in financing activities	(7.0)	(301.6)	(2,490.1)	591.7	(2,207.0)
Net increase (decrease) in cash and cash equivalents	245.8	139.1	(198.4)	(158.1)	28.4
Cash and cash equivalents at beginning of period	304.6	534.4	2,256.8	(855.4)	2,240.4
Cash and cash equivalents at end of period	$550.4	$673.5	$2,058.4	$(1,013.5)	$2,268.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2010
(Unaudited)

14. Condensed Consolidating Financial Information — (continued)

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

15.  Subsequent Event

On November 1, 2010, our Board of Directors declared an annual common stock dividend of approximately $176.2 million, equal to $0.55 per share, payable on December 3, 2010, to common stockholders of record as of November 19, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of September 30, 2010, compared with December 31, 2009, and our consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2009, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

•      U.S. Insurance Solutions, which provides individual life insurance and specialty benefits throughout the U.S. Our individual life insurance products include universal and variable universal life insurance and traditional life insurance. Our specialty benefits products include group dental and vision insurance, individual and group disability insurance and group life insurance.

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

Recent Event

Common Stockholder Dividend

On November 1, 2010, our Board of Directors declared an annual common stock dividend of approximately $176.2 million, equal to $0.55 per share, payable on December 3, 2010, to common stockholders of record as of November 19, 2010.

Healthcare Reform

During the first quarter of 2010, federal legislation was enacted that reformed the healthcare system. Among the many changes, the newly enacted healthcare legislation eliminates the tax deductibility of retiree prescription drug expenses incurred after 2012, up to the Medicare Part D subsidy amount, which had been allowed to encourage employers to offer retiree drug coverage. There was no impact for the three months ended September 30, 2010; however, we recognized a $7.8 million negative impact to net income for the nine months ended September 30, 2010, associated with the release of the portion of our deferred tax asset on accrued retiree prescription drug expenses related to our employees that will no longer be tax-deductible after December 31, 2012.

For additional healthcare reform information, see Part II, Item 1A. “Risk Factors.”

Transactions Affecting Comparability of Results of Operations

Group Medical Insurance Business

On September 30, 2010, we announced our decision to exit the group medical insurance business (insured and administrative services only) and have entered into an agreement with United Healthcare Services, Inc. to renew group medical insurance coverage for our customers as the business transitions in the next 36 months. The exiting of the group medical insurance business does not yet qualify for discontinued operations treatment under U.S. GAAP. Therefore, the results of operations for the group medical insurance business are still included in our consolidated income from continuing operations.

As a result of our decision to exit the group medical insurance business, amounts for our group medical insurance business, which had previously been reported in the Life and Health Insurance segment, are now reported in the Corporate segment and the Life and Health Insurance segment has been renamed the U.S. Insurance Solutions segment. Our segment results for 2009 have been restated to conform to the current segment presentation. With the exception of corporate overhead, amounts related to our group medical insurance business previously included in segment operating earnings have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. The operating revenues associated with our exited group medical insurance business were $344.1 million and $396.0 million for the three months ended September 30, 2010 and 2009, respectively, and $1,050.2 million and $1,225.4 million for the nine months ended September 30, 2010 and 2009, respectively. The other after-tax adjustments associated with the after-tax earnings (losses) of our exited group medical insurance business were $(45.8) million and $19.5 million for the three months ended September 30, 2010 and 2009, respectively, and $1.0 million and $73.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Brasilprev Seguros e Previdencia S.A.

On April 30, 2010, we signed definitive agreements with Banco do Brasil (“Banco”), including the Shareholders Agreement governing the operations of our pension joint venture, Brasilprev Seguros e Previdencia S.A. (“Brasilprev”). The agreements result in Brasilprev having, for 23 years, the exclusive right to distribute pension products within the Banco bank network and a reduction in our economic interest to 25%, which resulted in a $72.1 million after-tax net realized capital gain in the second quarter of 2010. Brasilprev will continue to be jointly managed and reported as an equity method investment in our International Asset Management and Accumulation segment. Due to the decline in our economic interest, we expect to see a decline in our earnings from this operation in the near term.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. Our consolidated net income was positively impacted by $0.2 million and negatively impacted by $4.9 million for the three months ended September 30, 2010 and 2009, respectively, and positively impacted by $27.4 million and negatively impacted by $27.0 million for the nine months ended September 30, 2010 and 2009, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 12, Stock-Based Compensation Plans.”

Defined Benefit Pension Expense

The 2010 annual pension benefit expense for substantially all of our employees and certain agents (excluding any curtailment gain recognized during the fourth quarter of 2010 that results from our decision to exit the group medical insurance business) is expected to be $110.4 million pre-tax, which is a $47.2 million decrease from the 2009 pre-tax pension expense of $157.6 million. This decrease is primarily due to actual asset returns in 2009 that were greater than expected, resulting in an actuarial gain and higher than expected plan assets as of December 31, 2009. The higher asset value increased the expected return on plan assets in 2010 and the actuarial gain reduced the previous actuarial loss and its amortization in 2010. For additional information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Employee and Agent Benefits.” Approximately $27.6 million and $82.8 million of pre-tax pension expense was reflected in the determination of net income for the three and nine months ended September 30, 2010, respectively. In addition, approximately $27.6 million of pre-tax pension expense (excluding any curtailment gain recognized during the fourth quarter of 2010 that results from our decision to exit the group medical insurance business) will be reflected in the fourth quarter of 2010. The expected long-term return on plan assets and the discount rate used to develop the 2010 expense remained at the same 8.0% and 6.0% rates, respectively, used to develop the 2009 expense.

Recent Accounting Pronouncements

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009	Increase (decrease)	2010	2009	Increase (decrease)
	(in millions)
Revenues:
Premiums and other considerations	$865.4	$932.9	$(67.5)	$2,612.5	$2,820.5	$(208.0)
Fees and other revenues	563.5	550.7	12.8	1,685.9	1,539.4	146.5
Net investment income	880.3	853.3	27.0	2,620.3	2,541.9	78.4
Net realized capital gains, excluding impairment losses on available-for-sale securities	28.9	50.6	(21.7)	50.7	62.5	(11.8)
Total other-than-temporary impairment losses on available-for-sale securities	(55.9)	(162.5)	106.6	(247.6)	(510.0)	262.4
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	6.3	45.3	(39.0)	64.3	162.4	(98.1)
Net impairment losses on available-for-sale securities	(49.6)	(117.2)	67.6	(183.3)	(347.6)	164.3
Net realized capital losses	(20.7)	(66.6)	45.9	(132.6)	(285.1)	152.5
Total revenues	2,288.5	2,270.3	18.2	6,786.1	6,616.7	169.4
Expenses:
Benefits, claims and settlement expenses	1,320.3	1,317.1	3.2	3,932.6	3,958.0	(25.4)
Dividends to policyholders	53.2	61.9	(8.7)	164.7	188.3	(23.6)
Operating expenses	751.5	643.0	108.5	2,111.2	1,894.1	217.1
Total expenses	2,125.0	2,022.0	103.0	6,208.5	6,040.4	168.1
Income before income taxes	163.5	248.3	(84.8)	577.6	576.3	1.3
Income taxes	12.2	44.1	(31.9)	78.5	85.5	(7.0)
Net income	151.3	204.2	(52.9)	499.1	490.8	8.3
Net income attributable to noncontrolling interest	0.9	11.3	(10.4)	7.4	18.3	(10.9)
Net income attributable to Principal Financial Group, Inc.	150.4	192.9	(42.5)	491.7	472.5	19.2
Preferred stock dividends	8.2	8.2	—	24.7	24.7	—
Net income available to common stockholders	$142.2	$184.7	$(42.5)	$467.0	$447.8	$19.2

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Net Income Available to Common Stockholders

Net income available to common stockholders decreased primarily due to an impairment of goodwill and severance accruals in the third quarter of 2010 associated with our decision to exit the group medical insurance business.

Total Revenues

Premiums decreased $50.4 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. In addition, premiums decreased $21.0 million for the U.S. Insurance Solutions segment due to a reduction in average covered members in our specialty benefits insurance business.

Fees for the International Asset Management and Accumulation segment increased $6.5 million primarily due to higher investment management fees driven by higher average AUM as a result of market performance and net customer cash flows. In addition, fees for the U.S. Insurance Solutions segment increased $6.5 million primarily due to growth in the universal life and variable universal life insurance lines of business.

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

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain financial instruments and our decision to sell invested assets. Net realized capital losses decreased primarily due to lower impairments, net of noncredit losses recognized in other comprehensive income, on fixed maturities, available-for-sale and lower losses on commercial mortgage loans. For additional information, see “Investments — Investment Results.”

Total Expenses

Operating expenses increased $60.7 million for the Corporate segment primarily due to an impairment of goodwill and severance accruals associated with our decision to exit the group medical insurance business. Operating expenses increased $51.4 million for the U.S. Asset Accumulation segment primarily due to an increase in DPAC amortization expense resulting from stronger equity market performance in the third quarter of 2009 compared to the third quarter of 2010 and, to a lesser extent, higher commission and distribution expenses resulting from an increase in sales and average account values.

Income Taxes

The effective income tax rates were 7% and 18% for the three months ended September 30, 2010 and 2009, respectively. The effective income tax rate for the three months ended September 30, 2010, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, a third quarter adjustment to reflect a decrease in our estimated annual effective income tax rate and the interest exclusion from taxable income. The effective income tax rate for the three months ended September 30, 2009, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, taxes on our share of earnings generated from equity method investments, which are reflected in net investment income, and the interest exclusion from taxable income. The effective income tax rate decreased to 7% from 18% for the three months ended September 30, 2010 and 2009, respectively, primarily due to a decrease in our income before income taxes with no proportionate change in permanent tax differences.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to higher fees in our full service accumulation and Principal Funds businesses stemming from an increase in average account values, which resulted from improved equity markets during the latter half of 2009. In addition, our International Asset Management and Accumulation segment had higher profitability primarily due to the strengthening of the Latin American currencies against the U.S. dollar, higher investment returns on assets not backing segment insurance products as a result of inflation in Chile during 2010 compared to deflation in 2009 and higher fee revenues driven by higher average AUM as a result of net customer cash flows and market performance. Our Global Asset Management segment also had higher profitability due to higher fee revenues driven by an increase in average AUM as well as higher borrower fees from our real estate business. These increases in net income available to common stockholders were partially offset by an impairment of goodwill and severance accruals in the third quarter of 2010 associated with our decision to exit the group medical insurance business. The reduction in net realized capital losses was offset by a corresponding increase in DPAC amortization expense, resulting in an insignificant impact to net income available to common stockholders. Higher net realized capital losses in 2009 within our full service accumulation and individual annuities businesses resulted in lower DPAC amortization expense in 2009.

Total Revenues

Premiums decreased $167.4 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. In addition, premiums decreased $70.6 million for the U.S. Insurance Solutions segment due to a reduction in average covered members in our specialty benefits insurance business.

Fees for the U.S. Asset Accumulation segment increased $91.4 million, primarily due to higher fee income stemming from an increase in average account values as a result of the improved equity markets during the latter half of 2009. In addition, fees for the U.S. Insurance Solutions segment increased $25.9 million primarily due to growth in the universal life and variable universal life insurance lines of business.

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

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain financial instruments and our decision to sell invested assets. Net realized capital losses decreased primarily due to lower impairments, net of noncredit losses recognized in other comprehensive income and recoveries from sales, on fixed maturities, available-for-sale and a gain associated with the second quarter 2010 signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture. These items were partially offset by an increase in the residential mortgage loan loss provision for our Bank and Trust Services business in 2010, which primarily related to the home equity portfolio. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $136.5 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. Benefits, claims and settlement expenses also decreased $84.5 million for the U.S. Asset Accumulation segment primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back our investment only business. Partially offsetting these decreases was a $143.7 million increase in our International Asset Management and Accumulation segment, primarily due to higher inflation-based interest crediting rates to customers in Chile and the strengthening of the Chilean peso against the U.S. dollar. In addition, benefits, claims and settlement expenses increased $51.9 million for the U.S. Insurance Solutions segment primarily due to higher gross claims.

Operating expenses increased $157.6 million for the U.S. Asset Accumulation segment primarily due to an increase in DPAC amortization expense resulting from stronger equity market performance in 2009 compared to 2010 and, to a lesser extent, higher commission and distribution expenses resulting from an increase in sales and average account values. Operating expenses increased $41.3 million for the Corporate segment primarily due to impairment of goodwill and severance accruals associated with our decision to exit the group medical insurance business. Partially offsetting the increased expenses for the Corporate segment was a decline in amounts credited to employee accounts in a nonqualified defined contribution pension plan, which was offset by a corresponding reduction in net realized capital gains related to the assets backing this nonqualified plan.

Income Taxes

The effective income tax rates were 14% and 15% for the nine months ended September 30, 2010 and 2009, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, taxes on our share of earnings generated from equity method investments, which are reflected in net investment income, and the interest exclusion from taxable income.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Segment Information.”

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

The following table presents the U.S. Asset Accumulation account value rollforward for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in billions)
Account values, beginning of period	$160.0	$151.1	$163.9	$146.1
Net cash flow (1)	(0.4)	(1.1)	(1.5)	(0.9)
Credited investment performance	9.8	12.6	7.7	17.6
Other	0.8	(0.1)	0.1	(0.3)
Account values, end of period	$170.2	$162.5	$170.2	$162.5

(1)

Includes net cash flow of $(0.7) billion and $(0.8) billion for the three months ended September 30, 2010 and 2009, respectively, and $(2.3) billion and $(3.9) billion for the nine months ended September 30, 2010 and 2009, respectively, resulting from the decision to scale back our investment only business.

The following table presents certain summary financial data relating to the U.S. Asset Accumulation segment for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009	Increase (decrease)	2010	2009	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$59.9	$59.4	$0.5	$196.9	$169.2	$27.7
Fees and other revenues	331.9	330.9	1.0	1,006.6	914.4	92.2
Net investment income	605.2	635.3	(30.1)	1,827.5	1,940.8	(113.3)
Total operating revenues	997.0	1,025.6	(28.6)	3,031.0	3,024.4	6.6
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	512.4	540.2	(27.8)	1,559.5	1,667.2	(107.7)
Operating expenses	295.1	277.0	18.1	912.2	861.9	50.3
Total expenses	807.5	817.2	(9.7)	2,471.7	2,529.1	(57.4)
Operating earnings before income taxes	189.5	208.4	(18.9)	559.3	495.3	64.0
Income taxes	42.1	53.8	(11.7)	125.9	110.2	15.7
Operating earnings	$147.4	$154.6	$(7.2)	$433.4	$385.1	$48.3

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Operating Earnings

Operating earnings decreased $12.1 million in our investment only business primarily due to higher opportunistic fee income in 2009 as a result of efforts to scale back and terminate liabilities prior to the contractual maturity with limited activity in 2010. In addition, operating earnings decreased $4.2 million in our individual annuities business primarily due to an increase in DPAC amortization expense resulting from stronger equity market performance in the third quarter of 2009 compared to the third quarter of 2010 and, to a lesser extent, reduced interest margins in our fixed deferred annuity business. Partially offsetting the decrease in operating earnings was a $9.7 million increase in our full service accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from improved equity markets during the latter half of 2009.

Operating Revenues

Premiums increased $1.7 million in our individual annuities business primarily due to an increase in sales of annuities with life contingencies. Offsetting the increase in premiums was a $1.2 million decrease in our full service payout business primarily due to a decrease in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.

Fees increased $8.4 million in our Principal Funds business primarily due to an increase in management fee income and distribution income stemming from an increase in sales and average account values, which resulted from an improvement in the equity markets during the latter half of 2009. In addition, fees increased $4.7 million and $3.7 million in our full service accumulation and individual annuities businesses, respectively, primarily due to higher fee income stemming from an increase in average account values as a result of the improved equity markets during the latter half of 2009. Offsetting the increase in fees was a $16.4 million decrease in our investment only business primarily due to fees received in 2009 relating to an opportunistic early extinguishment of medium-term notes with limited corresponding activity in 2010.

Net investment income decreased primarily due to a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, resulting from our decision to scale back our investment only business.

Total Expenses

Benefits, claims and settlement expenses decreased $24.3 million in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back this business. In addition, benefits, claims and settlement expenses decreased $7.2 million in our full service accumulation business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates.

Operating expenses in our individual annuities business increased $10.9 million primarily due to higher DPAC amortization expense related to stronger equity market performance in the third quarter of 2009 compared to the third quarter of 2010 and, to a lesser extent, reduced interest margins in our fixed deferred annuity business. In addition, operating expenses in our Principal Funds business increased $6.4 million primarily due to an increase in distribution expenses stemming from an increase in sales and average account values, which resulted from an improvement in the equity markets during the latter half of 2009.

Income Taxes

The effective income tax rates for the segment were 22% and 26% for the three months ended September 30, 2010 and 2009, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income. The effective tax rate decreased to 22% from 26% for the three months ended September 30, 2010 and 2009, respectively, primarily due to a decrease in our pre-tax income with no proportionate change in permanent tax differences.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Operating Earnings

Operating earnings increased $40.4 million and $14.2 million in our full service accumulation and Principal Funds businesses, respectively, primarily due to higher fees stemming from an increase in average account values, which resulted from improved equity markets during the latter half of 2009. In addition, operating earnings increased $8.8 million in our individual annuities business due to growth in this block of business. Partially offsetting the increase in operating earnings was a $19.9 million decrease in our investment only business primarily due to an opportunistic early extinguishment of medium-term notes in 2009 with limited corresponding activity in 2010.

Operating Revenues

Premiums increased $20.4 million in our individual annuities business primarily due to an increase in sales of annuities with life contingencies. In addition, premiums increased $7.3 million in our full service payout business primarily due to an increase in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.

Fees increased $62.6 million and $12.9 million in our full service accumulation and individual annuities businesses, respectively, primarily due to higher fee income stemming from an increase in average account values as a result of the improved equity markets during the latter half of 2009. In addition, fees increased $40.4 million in our Principal Funds business primarily due to an increase in management fee income and distribution income stemming from an increase in sales and average account values, which primarily resulted from improved equity markets during the latter half of 2009. Partially offsetting the increase in fees was a $26.6 million decrease in our investment only business primarily due to fees received in 2009 relating to an opportunistic early extinguishment of medium-term notes with limited corresponding activity in 2010.

Net investment income decreased primarily due to a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, resulting from our decision to scale back our investment only business.

Total Expenses

Benefits, claims and settlement expenses decreased $97.0 million in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back this business. In addition, benefits, claims and settlement expenses decreased $34.3 million in our full service accumulation business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates. Partially offsetting the decrease in benefits, claims and settlement expenses was a $20.1 million increase in our individual annuities business primarily due to an increase in change of reserves resulting from higher sales of annuities with life contingencies.

Operating expenses in our full service accumulation business increased $23.0 million primarily due to an adjustment for prior period and an increase in DPAC amortization expense resulting from stronger equity market performance in the third quarter of 2009 compared to the third quarter of 2010. Furthermore, operating expenses in our individual annuities business increased $16.8 million primarily due to an increase in DPAC amortization expense resulting from stronger equity market performance in 2009 compared to 2010 and, to a lesser extent, reduced interest margins in our fixed deferred annuity business. In addition, operating expenses increased $16.4 million in our Principal Funds business primarily due to higher distribution expenses resulting from an increase in sales and average account values.

Income Taxes

The effective income tax rates for the segment were 23% and 22% for the nine months ended September 30, 2010 and 2009, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

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

The following table provides the AUM rollforward for assets managed by Global Asset Management for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in billions)
AUM, beginning of period	$202.1	$190.9	$205.3	$190.0
Net cash flow (1)	—	(0.8)	(4.7)	(4.0)
Investment performance	12.1	15.2	14.5	23.8
Operations disposed (2)	—	—	—	(3.8)
Other	1.4	0.8	0.5	0.1
AUM, end of period	$215.6	$206.1	$215.6	$206.1

(1)

Includes net cash flow of $(0.7) billion and $(0.8) billion for the three months ended September 30, 2010 and 2009, respectively, and $(2.3) billion and $(3.9) billion for the nine months ended September 30, 2010 and 2009, respectively, resulting from the U.S. Asset Accumulation segment’s decision to scale back its investment only business.

(2)	Includes disposition of certain asset management contracts within Post Advisory Group, LLC.

The following table presents certain summary financial data relating to the Global Asset Management segment for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009	Increase (decrease)	2010	2009	Increase (decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$114.5	$108.5	$6.0	$335.7	$312.3	$23.4
Net investment income	3.5	2.8	0.7	10.4	6.7	3.7
Total operating revenues	118.0	111.3	6.7	346.1	319.0	27.1
Expenses:
Total expenses	93.3	93.1	0.2	280.5	276.3	4.2
Operating earnings before income taxes and noncontrolling interest	24.7	18.2	6.5	65.6	42.7	22.9
Income taxes	8.1	6.2	1.9	23.0	14.3	8.7
Operating earnings attributable to noncontrolling interest	1.6	1.5	0.1	3.3	2.9	0.4
Operating earnings	$15.0	$10.5	$4.5	$39.3	$25.5	$13.8

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Operating Earnings

Operating earnings increased primarily due to higher fee revenues driven by an increase in average AUM as well as higher borrower fees from our real estate business resulting from higher volumes.

Income Taxes

The effective income tax rates for the segment were 33% and 34% for the three months ended September 30, 2010 and 2009, respectively. The effective income tax rate was lower than the U.S. statutory rate for both the three months ended September 30, 2010 and 2009, primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Operating Earnings

Operating earnings increased primarily due to higher fee revenues driven by an increase in average AUM as well higher borrower fees from our real estate business resulting from higher volumes.

Operating Revenues

Fees increased primarily due to an increase in average AUM as well as higher borrower fees from our real estate business.

Net investment income increased primarily due to losses in our equity method investment in 2009 with very little activity in 2010.

Total Expenses

Total expenses increased primarily due to higher staff related costs resulting from higher compensation expense, which were partially offset by lower intangible amortization expense as certain intangibles were fully amortized as of December 31, 2009.

Income Taxes

The effective income tax rates for the segment were 35% and 33% for the nine months ended September 30, 2010 and 2009, respectively. The effective income tax rate for the nine months ended September 30 2009, was lower than the U.S. statutory rate, primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

International Asset Management and Accumulation Segment

International Asset Management and Accumulation Segment Summary Financial Data

AUM is a key indicator of earnings growth for the segment, as AUM is the base by which we can generate local currency profits. Net customer cash flow and market performance are the two main drivers of local currency AUM growth. Net customer cash flow reflects our ability to attract and retain client deposits. Market performance reflects the investment returns on our underlying AUM. The percentage growth or decline in the earnings of our International Asset Management and Accumulation segment will generally track with the percentage growth or decline in AUM. This trend may vary due to changes in business and/or product mix. Our financial results are also impacted by fluctuations of foreign currency to U.S. dollar exchange rates for the countries in which we have business. AUM of our foreign subsidiaries is translated into U.S. dollar equivalents at the end of the reporting period using the spot foreign exchange rates. Revenues and expenses for our foreign subsidiaries are translated into U.S. dollar equivalents at the average foreign exchange rates for the reporting period.

The following table presents the International Asset Management and Accumulation AUM rollforward for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in billions)
AUM, beginning of period	$38.1	$28.7	$34.6	$23.1
Net cash flow	1.0	0.6	2.9	2.3
Investment performance	1.4	1.5	3.0	3.2
Effect of exchange rates	1.8	0.6	1.2	3.0
Other	—	—	0.6	(0.2)
AUM, end of period	$42.3	$31.4	$42.3	$31.4

The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009	Increase (decrease)	2010	2009	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$71.2	$67.8	$3.4	$186.3	$184.0	$2.3
Fees and other revenues	37.2	30.7	6.5	105.7	83.2	22.5
Net investment income	91.7	57.6	34.1	277.4	114.6	162.8
Total operating revenues	200.1	156.1	44.0	569.4	381.8	187.6
Expenses:
Benefits, claims and settlement expenses	131.7	92.0	39.7	362.5	218.4	144.1
Operating expenses	33.8	31.3	2.5	99.5	81.1	18.4
Total expenses	165.5	123.3	42.2	462.0	299.5	162.5
Operating earnings before income taxes	34.6	32.8	1.8	107.4	82.3	25.1
Income taxes (benefits)	1.5	(0.2)	1.7	1.2	3.0	(1.8)
Operating earnings (losses) attributable to noncontrolling interest	—	(0.1)	0.1	0.2	(0.1)	0.3
Operating earnings	$33.1	$33.1	$—	$106.0	$79.4	$26.6

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Operating Earnings

Operating earnings increased primarily due to higher fee revenues driven by higher average AUM as a result of net customer cash flows and market performance and higher investment returns on assets not backing segment insurance products as a result of inflation in Chile during 2010 compared to deflation in 2009. These increases were offset by lower earnings in our equity method investment in Brazil as a result of the decline in our economic interest.

Operating Revenues

Premiums in Chile increased $3.4 million primarily due to the strengthening of the Chilean peso against the U.S. dollar, which was partially offset by lower sales of single premium annuities with life contingencies.

Fees and other revenues in Mexico and Chile collectively increased $6.0 million primarily due to higher investment management fees driven by higher average AUM as a result of local market performance and net customer cash flows. In addition, fees and other revenues increased due to the strengthening of the Latin American currencies against the U.S. dollar.

Net investment income in Chile increased $41.0 million primarily due to higher inflation-based investment returns on average invested assets and cash as a result of inflation in 2010 compared to deflation in 2009 and the strengthening of the Chilean peso against the U.S. dollar.

Total Expenses

Benefits, claims and settlement expenses in Chile increased $40.4 million primarily due to higher inflation-based interest crediting rates to customers and the strengthening of the Chilean peso against the U.S. dollar.

Operating expenses increased primarily due to 2009 expense savings initiatives to align with 2009 revenues, higher non-deferrable commission expense due to higher deposits and the strengthening of the Latin American currencies against the U.S. dollar. These increases were partially offset by lower present value of future profits amortization resulting from net unlocking and true-up adjustments in Mexico.

Income Taxes

The effective income tax rates for this segment were 4% and (1)% for the three months ended September 30, 2010 and 2009, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to the equity method investment is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Operating Earnings

Operating earnings increased primarily due to the strengthening of the Latin American currencies against the U.S. dollar, higher investment returns on assets not backing segment insurance products as a result of inflation in Chile during 2010 compared to deflation in 2009 and higher fee revenues driven by higher average AUM as a result of net customer cash flows and market performance. These increases were partially offset by 2009 expense savings initiatives to align with 2009 revenues and lower earnings in our equity method investment in Brazil as a result of the decline in our economic interest.

Operating Revenues

Fees and other revenues in Mexico and Chile collectively increased $17.2 million primarily due to higher investment management fees driven by higher average AUM as a result of local market performance and net customer cash flows and the strengthening of the Latin American currencies against the U.S. dollar. In addition, fees and other revenues in Hong Kong increased $3.9 million primarily due to higher investment management fees driven by higher average AUM as a result of market performance and net customer cash flows.

Net investment income in Chile increased $157.0 million primarily due to higher inflation-based investment returns on average invested assets and cash as a result of inflation in 2010 compared to deflation in 2009 and the strengthening of the Chilean peso against the U.S. dollar.

Total Expenses

Benefits, claims and settlement expenses in Chile increased $143.1 million primarily due to higher inflation-based interest crediting rates to customers and the strengthening of the Chilean peso against the U.S. dollar.

Operating expenses increased primarily due to 2009 expense savings initiatives to align with 2009 revenues and the strengthening of the Latin American currencies against the U.S. dollar.

Income Taxes

The effective income tax rates for this segment were 1% and 4% for the nine months ended September 30, 2010 and 2009, respectively. The effective income tax rates were lower than the U.S. statutory rate, primarily due to taxes on our share of earnings generated from equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to the equity method investment is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates.

U.S. Insurance Solutions Segment

Individual Life Insurance Trends

Our life insurance premiums are influenced by both economic and industry trends. In addition, we continue to shift our marketing emphasis to universal life insurance products from traditional life insurance products, which include participating whole life and adjustable life products. Due to this shift in marketing emphasis, premiums related to our traditional life insurance products have declined, while fee revenues from our universal and variable universal life insurance products have grown.

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Universal and variable universal life insurance fee revenue	$97.3	$90.8	$281.5	$258.9
Traditional life insurance premiums	126.0	134.1	388.3	414.7

Specialty Benefits Insurance Trends

Premium and fees for our specialty benefits’ group products decreased due to lapses outpacing sales, as well as the economic impact on employment levels of our existing employer customers. Employment levels have continued to shrink but at a slower rate during the three months ended September 30, 2010. Individual disability premium, however, increased due to strong sales and stable lapses.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Premium and fees:
Group dental and vision insurance	$129.9	$134.3	$385.9	$406.4
Group life insurance	77.2	82.8	235.8	250.8
Group disability insurance	66.1	71.9	198.1	218.6
Individual disability insurance	50.0	46.3	145.9	135.6

U.S. Insurance Solutions Segment Summary Financial Data

There are several key indicators for earnings growth in our U.S. Insurance Solutions segment. The ability of our distribution channels to generate new sales and retain existing business drives growth in our block of business, premium revenue and fee revenues. Our earnings growth also depends on our ability to price our products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring and administering those products. Factors impacting pricing decisions include persistency, our ability to assess and manage trends in mortality and morbidity experience, our ability to manage operating expenses and competitive conditions.

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009	Increase (decrease)	2010	2009	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$418.5	$439.5	$(21.0)	$1,265.0	$1,335.6	$(70.6)
Fees and other revenues	107.6	101.6	6.0	311.4	292.8	18.6
Net investment income	164.6	160.3	4.3	493.7	478.2	15.5
Total operating revenues	690.7	701.4	(10.7)	2,070.1	2,106.6	(36.5)
Expenses:
Benefits, claims and settlement expenses	424.5	401.0	23.5	1,283.2	1,232.7	50.5
Dividends to policyholders	52.9	61.2	(8.3)	163.6	185.8	(22.2)
Operating expenses	144.4	155.5	(11.1)	416.1	469.2	(53.1)
Total expenses	621.8	617.7	4.1	1,862.9	1,887.7	(24.8)
Operating earnings before income taxes	68.9	83.7	(14.8)	207.2	218.9	(11.7)
Income taxes	21.6	27.5	(5.9)	65.8	70.8	(5.0)
Operating earnings	$47.3	$56.2	$(8.9)	$141.4	$148.1	$(6.7)

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Operating Earnings

Operating earnings in our U.S. Insurance Solutions segment decreased primarily due to DPAC unlocking in our individual life insurance business.

Operating Revenues

Premiums decreased $11.6 million in our specialty benefits insurance business due to lapses outpacing sales and a decline in employment levels of our existing employer customers. Premiums in our individual life insurance business decreased $9.4 million primarily due to the expected continued decline from the decreasing block of traditional life insurance business.

Fees and other revenues increased $6.5 million in our individual life insurance business primarily due to growth in the universal life and variable universal life insurance lines of business.

Net investment income increased primarily due to an increase in average invested assets.

Total Expenses

Benefits, claims and settlement expenses increased $31.0 million in our individual life insurance business as a result of higher gross claims. While a substantial amount of the higher gross claims are offset by the benefit of reinsurance, under U.S. GAAP we defer much of the benefit of reinsurance, which causes an increase in reported net benefits in the current period. Partially offsetting the increase in benefits, claims and settlement expenses was a $7.5 million decrease in our specialty benefits insurance business due to a decrease in membership and a stable loss ratio.

Dividends to policyholders decreased primarily as a result of updating the policyholder dividend scale to reflect the experience of the Closed Block.

Operating expenses decreased $10.4 million in our individual life insurance business primarily due to a decrease in DPAC amortization, which was offset by a corresponding increase in gross claims. The decrease in DPAC amortization related to claims more than offset an increase due to DPAC unlocking.

Income Taxes

The effective income tax rates for this segment were 31% and 33% for the three months ended September 30, 2010 and 2009, respectively. The effective income tax rates were lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Operating Earnings

Operating earnings in our specialty benefits insurance business decreased $4.9 million due to worse claim experience and the adverse impacts of the economic environment on premium growth. Operating earnings decreased $1.8 million in our individual life insurance business due to the DPAC impacts of lower equity market performance.

Operating Revenues

Premiums in our specialty benefits insurance business decreased $43.5 million as growth in the individual disability business was more than offset by a decline in our group products’ premiums driven by lapses outpacing sales and a decline in employment levels of our existing employer customers. Premiums decreased $27.1 million in our individual life insurance business primarily due to the expected continued decline from the decreasing block of traditional life insurance business.

Fees and other revenues increased $20.8 million in our individual life insurance business primarily due to growth in the universal life and variable universal life insurance lines of business.

Net investment income increased primarily due to an increase in average invested assets.

Total Expenses

Benefits, claims and settlement expenses increased $73.0 million in our individual life insurance business as a result of higher gross claims. While a substantial amount of the higher gross claims are offset by the benefit of reinsurance, under U.S. GAAP we defer much of the benefit of reinsurance, which causes an increase in reported net benefits in the current period. Partially offsetting the increases in benefits, claims and settlement expenses was a $22.5 million decrease in our specialty benefits insurance business due to a decline in membership.

Dividends to policyholders decreased primarily as a result of updating the policyholder dividend scale to reflect the experience of the Closed Block.

Operating expenses in our individual life insurance business decreased $39.9 million primarily due to a decrease in DPAC amortization, which was offset by a corresponding increase in gross claims. The decrease in DPAC amortization related to claims more than offset the increase due to lower equity market performance. Operating expenses decreased $13.2 million in our specialty benefits insurance business primarily due to actively managing expenses to align with a decline in membership and lower employee defined benefit pension and other postretirement benefit costs.

Income Taxes

The effective income tax rate for this segment was 32% for both the nine months ended September 30, 2010 and 2009. The effective income tax rate was lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009	Increase (decrease)	2010	2009	Increase (decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(19.1)	$(33.4)	$14.3	$(81.2)	$(103.2)	$22.0
Expenses:
Total expenses	7.2	16.1	(8.9)	27.4	35.9	(8.5)
Operating losses before income taxes, preferred stock dividends and noncontrolling interest	(26.3)	(49.5)	23.2	(108.6)	(139.1)	30.5
Income tax benefits	(10.5)	(22.4)	11.9	(43.7)	(55.1)	11.4
Preferred stock dividends	8.2	8.2	—	24.7	24.7	—
Operating losses attributable to noncontrolling interest	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Operating losses	$(23.9)	$(35.3)	$11.4	$(89.4)	$(108.7)	$19.3

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Operating Losses

Operating losses decreased primarily due to an increase in earnings on average invested assets for the segment, representing capital that has not been allocated to any other segment.

Operating Revenues

Operating revenues increased primarily due to higher average annualized investment yields on average invested assets for the segment, representing capital that has not been allocated to any other segment.

Total Expenses

Total expenses decreased primarily due to a decline in net amounts credited to employee accounts in a nonqualified defined contribution pension plan as well as lower interest expense on corporate debt.

Income Taxes

Income tax benefits decreased primarily due to a decrease in operating losses before income taxes.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Operating Losses

Operating losses decreased primarily due to an increase in earnings on higher average invested assets for the segment, representing capital that has not been allocated to any other segment.

Operating Revenues

Operating revenues increased primarily due to an increase in earnings on higher average invested assets for the segment, representing capital that has not been allocated to any other segment.

Total Expenses

Total expenses decreased due to a decline in net amounts credited to employee accounts in a nonqualified defined contribution pension plan.

Income Taxes

Income tax benefits decreased primarily due to a decrease in operating losses before income taxes.

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

As of September 30, 2010, approximately $13.0 billion, or 98%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our life insurance and annuity liabilities contain provisions limiting early surrenders. Given market conditions, we maintained a historically high position of cash and cash equivalent holdings through much of 2009. As market conditions improved through 2010 we have been reducing our cash and cash equivalent holdings. Our liquidity is also supported by a portfolio of U.S. government and agency and residential pass-through government-backed securities, of which we held $4.0 billion as of September 30, 2010, that may be utilized to bolster our liquidity position, as collateral for secured borrowing transactions with various third parties or by disposing of the securities in the open market, if needed.

As of September 30, 2010, we had short-term credit facilities with various financial institutions in an aggregate amount of $713.3 million. As of September 30, 2010 and December 31, 2009, we had $132.1 million and $101.6 million, respectively, of outstanding borrowings related to our credit facilities, with $29.2 million of assets pledged as support as of September 30, 2010. None of these credit arrangements, other than our commercial paper back-stop facility, are committed facilities. Due to the financial strength and the strong relationships we have with these providers, as well as the small size of these facilities, we are comfortable that there is a very low risk that the financial institutions would not be able to fund these facilities. Our credit facilities include a $579.0 million commercial paper program, of which $75.0 million was outstanding as of September 30, 2010. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of September 30, 2010. The back-stop facility is a five year facility that matures in June 2012. The facility is supported by fourteen banks, most if not all of which have other relationships with us. We have no reason to believe that our current providers would be unable or unwilling to fund the facility if necessary.

The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. In general, the current statutory limitations are the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on these limitations, Principal Life could distribute approximately $608.7 million in 2010. No dividends were paid as of September 30, 2010; however, on June 21, 2010, Principal Life distributed paid-in and contributed surplus in the amount of $300.0 million to its parent company.

Operations. Our primary consolidated cash flow sources are premiums from life and health insurance and specialty benefit products, pension and annuity deposits, asset management fee revenues, administrative services fee revenues, income from investments and proceeds from the sales or maturity of investments. Cash outflows consist primarily of payment of benefits to policyholders and beneficiaries, income and other taxes, current operating expenses, payment of dividends to policyholders, payments in connection with investments acquired, payments made to acquire subsidiaries, payments relating to policy and contract surrenders, withdrawals, policy loans, interest expense and repayment of short-term debt and long-term debt. Our investment strategies are generally intended to provide adequate funds to pay benefits without forced sales of investments. For a discussion of our investment objectives, strategies and a discussion of duration matching, see “Investments” as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Cash Flows. Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash.

Net cash provided by operating activities was $1,929.5 million and $1,794.4 million for the nine months ended September 30, 2010, and 2009, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2010 compared to 2009 was primarily due to fluctuations in receivables and payables associated with the timing of settlement as well as an increase in cash received from fees and other revenues. This increase was partially offset by an increase in cash paid for benefits, claims and settlement expenses as well as a decrease in cash received from premiums and other considerations.

Net cash provided by investing activities was $305.9 million and $1,156.2 million for the nine months ended September 30, 2010, respectively. The decrease in cash provided by investing activities in 2010 compared to 2009 was primarily the result of a decrease in net sales of investments in 2010.

Net cash used in financing activities was $2,207.0 million and $2,317.4 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in cash used in financing activities was primarily due to a decrease in net withdrawals of investment contracts, for which we have had net withdrawals in both 2010 and 2009 primarily due to our decision to scale back our investment only business, as well as a decrease in the repayment of debt in 2010 compared to 2009. These decreases were partially offset by the issuance of common stock and long-term debt in 2009 with no corresponding activity in 2010.

On November 1, 2010, our Board of Directors declared an annual common stock dividend of approximately $176.2 million, equal to $0.55 per share, payable on December 3, 2010, to common stockholders of record as of November 19, 2010.

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

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of September 30, 2010, we have no preferred dividend restrictions. The dividend payments on our preferred equity are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt. The components of short-term debt as of September 30, 2010, and December 31, 2009, were as follows:

	September 30, 2010	December 31, 2009
	(in millions)
Commercial paper	$75.0	$75.0
Other recourse short-term debt	57.1	26.6
Total short-term debt	$132.1	$101.6

Long-Term Debt. As of September 30, 2010, there have been no significant changes to long-term debt since December 31, 2009.

Stockholders’ Equity. For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Stockholders’ Equity.”

Capitalization

Our capital structure as of September 30, 2010, and December 31, 2009, consisted of debt and equity summarized as follows:

	September 30, 2010	December 31, 2009
	(in millions)
Debt:
Short-term debt	$132.1	$101.6
Long-term debt	1,582.1	1,584.6
Total debt	1,714.2	1,686.2
Stockholders’ equity:
Equity attributable to Principal Financial Group, Inc. excluding accumulated other comprehensive income	9,418.7	8,935.5
Total capitalization excluding accumulated other comprehensive income	$11,132.9	$10,621.7
Debt to equity excluding accumulated other comprehensive income	18%	19%
Debt to capitalization excluding accumulated other comprehensive income	15%	16%

As of September 30, 2010, we had $1,073.1 million of excess capital, consisting of cash and highly liquid assets in the holding companies available for debt maturities, interest and preferred dividend expenses and other holding company obligations. We continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

Contractual Obligations and Contractual Commitments

As of September 30, 2010, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2009.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Variable Interest Entities.”

Guarantees and Indemnifications. As of September 30, 2010, there have been no significant changes to guarantees and indemnifications since December 31, 2009. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

Each of A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service and Standard & Poor’s revised its outlook for the U.S. life insurance sector to negative from stable in mid-to-late 2008. In the last few months, A.M. Best, Moody’s and Fitch have revised their outlooks to stable. Standard & Poor’s indicates it will review its outlook later in 2010, or early 2011. The rating agencies indicate they believe the economic recovery will be slow moving, hampering earnings recovery, and creating the potential for further credit losses, particularly in the commercial and residential mortgage asset classes. However, all agencies also indicate there are positive signs for the U.S. life insurance sector.

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

(1)         Moody’s has rated Principal Financial Group’s senior debt issuance “A3”

(2)         S&P has rated Principal Financial Group’s preferred stock issuance “BB”

Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 10, Fair Value Measurements” for further details.

As of September 30, 2010, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of September 30, 2010, 1% of our net assets (liabilities) were Level 1, 97% were Level 2 and 2% were Level 3.

As of December 31, 2009, 37% of our net assets (liabilities) were Level 1, 58% were Level 2 and 5% were Level 3. Excluding separate account assets as of December 31, 2009, 3% of our net assets (liabilities) were Level 1, 95% were Level 2 and 2% were Level 3.

Changes in Level 3 Fair Value Measurements

The net change for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010, was as follows:

	Balance as of September 30, 2010	Balance as of December 31, 2009	Net change
	(in millions)
Assets
Fixed maturities, available-for-sale	$893.8	$1,172.6	$(278.8)
Fixed maturities, trading	295.8	63.5	232.3
Equity securities, available-for-sale	47.0	71.7	(24.7)
Derivative assets	49.8	54.4	(4.6)
Other investments	129.1	—	129.1
Separate account assets	3,869.5	4,120.7	(251.2)

Liabilities
Investment-type insurance contracts	(54.6)	(23.6)	(31.0)
Derivative liabilities	(226.6)	(93.7)	(132.9)
Other liabilities	(157.7)	(89.1)	(68.6)

Net total	$4,846.1	$5,276.5	$(430.4)

The decrease in the fair value of Level 3 instruments for the nine months ended September 30, 2010, is primarily related to fixed maturities, available-for-sale and separate account assets. The decrease in fixed maturities, available-for-sale is primarily the result of our obtaining prices from third party pricing vendors versus relying on broker quotes or internal pricing models for certain structured securities, resulting in the transfer of those assets out of Level 3 to Level 2, and is also the result of sales of certain corporate securities. Additionally, as a result of our implementation of new authoritative guidance related to the accounting for embedded credit derivatives effective July 1, 2010, we elected the fair value option for certain securities previously included in fixed maturities, available-for-sale, effectively reclassifying them to fixed maturities, trading. The decrease in separate account assets is primarily a result of real estate sales. These decreases are partially offset by a net increase in fair value of Level 3 instruments related to the implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010. As a result of the new guidance, certain previously unconsolidated VIEs were consolidated and certain previously consolidated VIEs were deconsolidated. The fair value of Level 3 assets and liabilities of the newly consolidated and deconsolidated VIEs is primarily included in the net change for fixed maturities, trading; other investments; derivative liabilities and other liabilities.

The net change for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009, was as follows:

	Balance as of September 30, 2009	Balance as of December 31, 2008	Net change
	(in millions)
Assets
Fixed maturities, available-for-sale	$1,150.9	$1,173.0	$(22.1)
Fixed maturities, trading	63.1	60.7	2.4
Equity securities, available-for-sale	34.8	56.2	(21.4)
Derivative assets	62.4	100.7	(38.3)
Separate account assets	4,453.9	6,042.3	(1,588.4)

Liabilities
Investment-type insurance contracts	(35.0)	(60.2)	25.2
Derivative liabilities	(116.0)	(266.9)	150.9
Other liabilities	(97.6)	(103.8)	6.2

Net total	$5,516.5	$7,002.0	$(1,485.5)

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

Investments

We had total consolidated assets as of September 30, 2010, of $143.5 billion, of which $67.3 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of September 30, 2010, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets.

	September 30, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$35,979.3	54%	$33,719.6	53%
Private	14,831.2	22	13,533.4	21
Equity securities	389.0	1	435.5	1
Mortgage loans:
Commercial	9,560.7	14	10,129.3	16
Residential	1,535.1	2	1,716.3	2
Real estate held for sale	43.0	—	35.4	—
Real estate held for investment	1,043.9	2	999.2	2
Policy loans	903.8	1	902.5	1
Other investments	3,008.6	4	2,465.3	4
Total invested assets	67,294.6	100%	63,936.5	100%
Cash and cash equivalents	2,268.8		2,240.4
Total invested assets and cash	$69,563.4		$66,176.9

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

	For the three months ended September 30,				Increase (decrease)		For the nine months ended September 30,				Increase (decrease)
	2010		2009		2010 vs. 2009		2010		2009		2010 vs. 2009
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	5.8%	$717.9	5.6%	$676.4	0.2%	$41.5	5.8%	$2,117.5	5.6%	$2,034.2	0.2%	$83.3
Equity securities	3.8	3.9	4.1	4.6	(0.3)	(0.7)	3.4	11.0	4.2	14.0	(0.8)	(3.0)
Mortgage loans — commercial	6.0	145.6	5.8	152.4	0.2	(6.8)	5.9	438.7	5.8	469.3	0.1	(30.6)
Mortgage loans — residential	5.7	21.5	4.0	17.7	1.7	3.8	5.2	63.2	3.6	48.3	1.6	14.9
Real estate	4.7	12.7	3.3	8.3	1.4	4.4	4.3	34.0	3.7	26.8	0.6	7.2
Policy loans	6.7	15.1	7.1	16.0	(0.4)	(0.9)	6.8	46.0	6.8	46.3	0.0	(0.3)
Cash and cash equivalents	0.3	1.8	0.4	3.5	(0.1)	(1.7)	0.3	4.9	0.5	10.4	(0.2)	(5.5)
Other investments	(2.3)	(16.6)	(0.2)	(1.2)	(2.1)	(15.4)	(1.3)	(27.0)	(1.2)	(23.5)	(0.1)	(3.5)
Total before investment expenses	5.3	901.9	5.1	877.7	0.2	24.2	5.3	2,688.3	5.1	2,625.8	0.2	62.5
Investment expenses	(0.1)	(21.6)	(0.2)	(24.4)	0.1	2.8	(0.2)	(68.0)	(0.2)	(83.9)	0.0	15.9
Net investment income	5.2%	$880.3	4.9%	$853.3	0.3%	$27.0	5.1%	$2,620.3	4.9%	$2,541.9	0.2%	$78.4

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets, most notably fixed maturities, related to inflation in Chile during 2010 versus deflation during 2009 and the strengthening of the Chilean peso against the U.S. dollar. This increase was partially offset by a decrease in average invested assets primarily due to our decision to scale back our investment only business.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net investment income on fixed maturities, mortgage loans-residential and other invested assets increased primarily due to higher inflation-based investment returns related to inflation in Chile during 2010 versus deflation during 2009 and the strengthening of the Chilean peso against the U.S. dollar. This increase was partially offset by a decrease in average invested assets primarily due to our decision to scale back our investment only business. Also offsetting the increase were lower yields on floating rate investments supporting floating rate liabilities.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains (losses) for our invested assets for the periods indicated.

	For the three months ended September 30,		Increase (decrease)	For the nine months ended September 30,		Increase (decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(in millions)
Fixed maturities, available-for-sale - credit impairments (1)	$(44.8)	$(68.5)	$23.7	$(177.4)	$(280.9)	$103.5
Fixed maturities, available-for-sale - other	(0.7)	2.7	(3.4)	7.7	45.4	(37.7)
Fixed maturities, trading	11.8	15.7	(3.9)	26.3	57.5	(31.2)
Equity securities — credit impairments	0.2	(9.5)	9.7	4.0	(11.2)	15.2
Derivatives and related hedge activities (2)	23.3	5.8	17.5	28.4	(27.3)	55.7
Commercial mortgages	(11.1)	(34.3)	23.2	(43.9)	(88.5)	44.6
Other gains (losses)	0.6	21.5	(20.9)	22.3	19.9	2.4
Net realized capital losses	$(20.7)	$(66.6)	$45.9	$(132.6)	$(285.1)	$152.5

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedge activities, were a net gain of $5.0 million and $38.7 million for the three months ended September 30, 2010 and 2009, respectively, and $9.9 million and $52.7 million for the nine months ended September 30, 2010 and 2009, respectively.

(2)                                 Includes fixed maturities, available-for-sale impairment-related net losses of $0.5 million and $2.8 million for the three and nine months ended September 30, 2009, respectively, which were hedged by derivatives reflected in this line. We did not recognize any fixed maturities, available-for-sale impairment-related losses in derivatives and related hedge activities for the three and nine months ended September 30, 2010.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net realized capital losses on fixed maturities, available-for-sale - credit impairments decreased primarily due to lower impairments on corporate securities as a result of improved market conditions and lower net credit losses on sales in 2010 relative to 2009, due to our decision to reduce exposure to BBB rated securities in 2009.

Net realized capital gains on derivatives and related hedge activities increased due to net gains versus losses on the GMWB embedded derivative and associated hedging instruments resulting from an increase in the S&P index and changes in interest rates. These gains were partially offset by losses versus gains on interest rate swaps due to changes in interest rates.

Net realized capital losses on commercial mortgages decreased due to a lower valuation allowance provision in 2010 than in 2009. For additional information, see “Commercial Mortgage Loan Valuation Allowance.”

Other net realized capital gains decreased primarily due to lower gains on certain equity securities in 2010 relative to 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net realized capital losses on fixed maturities, available-for-sale - credit impairments decreased primarily due to lower impairments on corporate securities as a result of improved market conditions and lower net credit losses on sales in 2010 relative to 2009 due to our decision to reduce exposure to BBB rated securities in 2009, partially offset by increased impairments on commercial mortgage-backed securities. Net realized capital gains on fixed maturities, available-for-sale -other decreased due to lower gains on sales in 2010.

Net realized capital gains on fixed maturities, trading decreased due to lower mark-to-market gains on these securities resulting from an improvement in market liquidity during the second quarter of 2009 and larger credit spread tightening in 2009 as compared to 2010.

Net realized capital gains on derivatives and related hedge activities increased as a result of gains versus losses on the GMWB embedded derivative and associated hedging instruments and an increase in gains on periodic settlements and accruals on interest rate swaps not designated as hedging instruments, resulting from a decline in the S&P index and short-term interest rates relative to 2009. These gains were partially offset by losses versus gains on credit default swaps due to changes in credit spreads and increases in mark-to-market losses on interest rate swaps due to changes in interest rates.

Net realized capital losses on commercial mortgages decreased due to a lower valuation allowance provision in 2010 than in 2009. For additional information, see “Commercial Mortgage Loan Valuation Allowance.”

Other net realized capital gains included an $80.1 million gain in the second quarter of 2010 resulting from the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture. This gain was offset by an $82.8 million residential mortgage loan loss provision for our Bank and Trust Services business in 2010, which primarily related to the continued deterioration in our home equity portfolio resulting from sustained economic stress.

U.S. Investment Operations

Of our invested assets, $62.2 billion were held by our U.S. operations as of September 30, 2010. Our U.S. invested assets are managed primarily by our Global Asset Management segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to three primary sources of investment risk:

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of September 30, 2010, there are nine members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturities we purchase. Teams of security analysts, organized by industry, analyze and monitor these investments. In addition, we have teams who specialize in residential mortgage-backed securities (“RMBS”), CMBS, asset-backed securities (“ABS”) and below investment grade securities. Our analysts monitor issuers held in the portfolio on a continuous basis with a formal review documented annually or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer. The qualitative analysis includes an assessment of both accounting and management aggressiveness of the issuer. In addition, technical indicators such as stock price volatility and credit default swap levels are monitored.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and substantially all existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are typically 65% or less loan-to-value ratios and a debt service coverage ratio of at least 1.5 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for new brick and mortar commercial mortgages, excluding Global Asset Management segment mortgages, in our portfolio was 43% and 52% as of September 30, 2010 and December 31, 2009, respectively. The debt service coverage ratio at loan inception for new brick and mortar commercial mortgages, excluding Global Asset Management segment mortgages, in our portfolio was 3.5 and 2.0 times as of September 30, 2010 and December 31, 2009, respectively. The weighted average loan-to-value ratio for loans held in our brick and mortar commercial mortgage portfolio, excluding Global Asset Management segment mortgages, was 67% and 69% as of September 30, 2010 and December 31, 2009, respectively. The debt service coverage ratio for loans held in our brick and mortar commercial mortgage portfolio, excluding Global Asset Management segment mortgages, was 1.7 and 1.8 times as of September 30, 2010 and December 31, 2009, respectively.

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

	September 30, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$32,642.1	52%	$30,952.5	52%
Private	14,831.2	24	13,533.4	23
Equity securities	329.2	1	388.8	1
Mortgage loans:
Commercial	9,551.4	15	10,121.8	17
Residential	932.9	2	1,128.7	2
Real estate held for sale	33.9	—	23.8	—
Real estate held for investment	1,043.0	2	998.4	2
Policy loans	880.5	1	881.3	1
Other investments	1,924.9	3	1,480.2	2
Total invested assets	62,169.1	100%	59,508.9	100%
Cash and cash equivalents	2,203.3		2,192.3
Total invested assets and cash	$64,372.4		$61,701.2

Fixed Maturities

Fixed maturities consist of publicly traded and privately placed bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of September 30, 2010 and December 31, 2009, were $9.0 billion and $7.4 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933. Fixed maturities include trading portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. We held $575.2 million and $348.1 million of these trading securities as of September 30, 2010 and December 31, 2009, respectively.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	September 30, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$831.3	2%	$781.9	2%
States and political subdivisions	2,607.8	5	2,218.2	5
Non-U.S. governments	466.2	1	462.4	1
Corporate — public	20,374.7	43	19,182.8	43
Corporate — private	12,610.3	27	11,604.7	26
Residential pass-through securities	3,178.2	7	3,367.7	7
Commercial mortgage-backed securities	3,818.1	8	3,602.9	8
Residential collateralized mortgage obligations	1,468.0	3	1,172.4	3
Asset-backed securities	2,118.7	4	2,092.9	5
Total fixed maturities	$47,473.3	100%	$44,485.9	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 22% of total fixed maturities as of both September 30, 2010 and December 31, 2009. It is comprised of corporate and foreign government fixed maturities. The following table presents our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	September 30, 2010	December 31, 2009
	Carrying amount	Carrying amount
	(in millions)
European Union	$2,938.1	$2,913.1
United Kingdom	2,332.2	2,219.8
Australia	1,310.6	1,127.5
Asia	1,099.5	1,067.5
South America	611.0	523.9
Mexico	332.7	269.1
Japan	122.3	54.6
Other countries (1)	1,895.4	1,494.3
Total	$10,641.8	$9,669.8

(1)                                 Includes exposure from 22 countries as of September 30, 2010, and 23 countries as of December 31, 2009.

All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of September 30, 2010 and December 31, 2009, our investments in Canada totaled $1,757.9 million and $1,612.7 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The exposure attributed to monoline bond and mortgage insurers from investments that are guaranteed by them is not included in the evaluation of our top ten exposures. We are not relying on said guarantors and are directly evaluating exposure to these investments. The following table presents our top ten exposures as of September 30, 2010.

Amortized cost
(in millions)
General Electric Co.	$277.5
Bank of America Corp. (1)	259.6
JP Morgan Chase & Co.	250.1
Wells Fargo & Co.	239.6
AT&T Inc.	237.0
Berkshire Hathaway Inc.	222.1
Export Import Bank of U.S.	207.6
Credit Suisse Group Ag	150.6
Westpac Banking Corp.	150.0
Prudential Financial Inc.	146.6
Total top ten exposures	$2,140.7

(1)                                 Includes actual counterparty exposure.

We had exposure to monoline bond and mortgage insurers with an amortized cost of $677.6 million and a carrying amount of $717.9 million as of September 30, 2010. The $677.6 million includes wrapped guarantees on $651.4 million of underlying municipal bonds, corporate credit or ABS. Our direct exposure to these insurers was $26.2 million. Of the $651.4 million in wrapped guarantees, 44% was investment grade municipal bonds; 39% was investment grade bank perpetual preferred securities; 10% was ABS backed by sub-prime or Alt-A first lien mortgages, of which 29% was investment grade; and 7% was corporate fixed maturities, of which 93% was investment grade.

Fixed Maturities Valuation and Credit Quality. Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 10, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. In addition, investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. Monthly, all bonds placed on the “watch list” are analyzed by investment analysts or analysts that focus on troubled securities (“Workout Group”). This group then meets with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of prices. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) monitors the bond investments of insurers for regulatory reporting purposes and, when required, assigns securities to one of six investment categories. In 2009, the NAIC approved an initiative to create a new modeling and assessment process for non-agency residential mortgage-backed securities effective December 31, 2009. The NAIC retained PIMCO Advisors to undertake the modeling and assignment of the NAIC ratings for these securities. The NAIC has agreed to continue its relationship with PIMCO Advisors with respect to RMBS designations for year end 2010. Additionally, in 2010 the NAIC extended its initiative to include CMBS. The NAIC announced in September 2010 that Blackrock Solutions has been retained to undertake the modeling and assignment of the NAIC ratings of the more than 7,000 CMBS holdings by U.S. insurance companies effective December 31, 2010. The NAIC designations closely mirror the NRSROs’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of September 30, 2010, the percentage, based on fair value, of total publicly traded and privately placed fixed maturities that were investment grade with an NAIC designation 1 or 2 was 93%.

The following table presents our total fixed maturities by NAIC designation and the equivalent ratings of the NRSROs as of the periods indicated as well as the percentage, based on fair value, that each designation comprises.

		September 30, 2010			December 31, 2009
NAIC rating	Rating agency equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
	($ in millions)
1	AAA/AA/A	$26,199.2	$27,519.5	58%	$25,527.2	$25,341.5	57%
2	BBB	15,693.7	16,473.0	35	15,885.1	15,726.8	35
3	BB	2,558.7	2,257.4	5	2,824.1	2,259.4	5
4	B	1,037.2	771.0	1	982.8	701.3	2
5	CCC and lower	460.7	350.3	1	376.1	253.0	1
6	In or near default	265.9	102.1	—	349.4	203.9	—
	Total fixed maturities	$46,215.4	$47,473.3	100%	$45,944.7	$44,485.9	100%

Fixed maturities include 18 securities with an amortized cost of $164.4 million, gross gains of $8.1 million, gross losses of $0.2 million and a carrying amount of $172.3 million as of September 30, 2010, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios. As of September 30, 2010, based on amortized cost, 59% of our CMBS portfolio had ratings of A or higher and 50% was issued in 2005 or before and 38% of our ABS home equity portfolio had ratings of A or higher and 86% was issued in 2005 or before.

The following tables present credit quality and year of issuance (“vintage”) for our CMBS as of the periods indicated.

	September 30, 2010
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$427.7	$425.3	$141.8	$142.4	$141.8	$138.0	$161.0	$151.0	$114.5	$70.6	$986.8	$927.3
2004	270.5	281.1	61.1	59.9	52.1	40.5	52.7	28.9	69.4	39.5	505.8	449.9
2005	420.6	454.0	28.5	30.9	27.9	19.1	126.7	90.7	184.8	82.1	788.5	676.8
2006	233.1	236.7	9.3	11.3	57.4	59.0	36.6	29.0	160.6	55.5	497.0	391.5
2007	418.8	419.9	37.1	39.4	179.8	190.5	291.3	276.6	653.4	233.1	1,580.4	1,159.5
2008	—	—	15.1	16.0	32.8	35.7	11.7	9.8	31.1	18.4	90.7	79.9
2009	91.9	97.7	—	—	—	—	—	—	—	—	91.9	97.7
2010	30.0	32.0	3.3	3.5	—	—	—	—	—	—	33.3	35.5
Total	$1,892.6	$1,946.7	$296.2	$303.4	$491.8	$482.8	$680.0	$586.0	$1,213.8	$499.2	$4,574.4	$3,818.1

	December 31, 2009
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$727.8	$722.2	$178.1	$170.6	$173.9	$151.2	$163.9	$135.8	$96.9	$36.8	$1,340.6	$1,216.6
2004	296.8	291.4	60.9	50.5	81.7	46.4	43.2	18.3	50.7	24.6	533.3	431.2
2005	451.9	446.4	59.5	41.7	88.5	47.1	106.4	46.0	127.1	43.2	833.4	624.4
2006	215.2	196.0	14.9	13.8	70.8	57.2	76.3	42.1	148.5	27.1	525.7	336.2
2007	355.4	326.4	48.5	42.2	176.6	147.2	282.8	196.6	680.1	191.3	1,543.4	903.7
2008	4.6	3.9	15.1	13.1	24.2	21.9	11.5	4.6	35.4	13.7	90.8	57.2
2009	34.0	33.6	—	—	—	—	—	—	—	—	34.0	33.6
Total	$2,085.7	$2,019.9	$377.0	$331.9	$615.7	$471.0	$684.1	$443.4	$1,138.7	$336.7	$4,901.2	$3,602.9

The following tables present our exposure to ABS home equity portfolio supported by subprime first lien mortgages by credit quality and vintage as of the periods indicated.

	September 30, 2010
	AAA		AA		A		BBB		BB and below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & prior	$34.8	$35.0	$57.9	$51.6	$8.3	$7.6	$53.4	$45.0	$66.5	$44.4	$220.9	$183.6
2004	28.2	26.9	5.0	4.9	25.5	21.9	12.1	11.5	5.6	4.6	76.4	69.8
2005	—	—	10.7	6.2	—	—	2.0	1.2	70.5	52.0	83.2	59.4
2006	—	—	—	—	—	—	—	—	15.8	10.5	15.8	10.5
2007	—	—	—	—	—	—	—	—	48.0	37.5	48.0	37.5
Total	$63.0	$61.9	$73.6	$62.7	$33.8	$29.5	$67.5	$57.7	$206.4	$149.0	$444.3	$360.8

	December 31, 2009
	AAA		AA		A		BBB		BB and below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & prior	$72.5	$62.3	$75.3	$55.6	$5.0	$3.3	$40.9	$25.7	$44.9	$23.0	$238.6	$169.9
2004	49.6	37.7	13.1	8.3	9.4	7.7	10.6	7.8	—	—	82.7	61.5
2005	8.1	4.7	10.1	4.2	2.0	1.3	—	—	75.1	34.0	95.3	44.2
2006	—	—	—	—	—	—	—	—	16.7	7.8	16.7	7.8
2007	—	—	—	—	—	—	—	—	53.8	30.6	53.8	30.6
Total	$130.2	$104.7	$98.5	$68.1	$16.4	$12.3	$51.5	$33.5	$190.5	$95.4	$487.1	$314.0

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

	September 30, 2010	December 31, 2009
	($ in millions)
Total fixed maturities (public and private)	$47,473.3	$44,485.9
Problem fixed maturities (1)	$322.4	$237.3
Potential problem fixed maturities	267.0	315.9
Restructured problem fixed maturities	18.0	—
Total problem and potential problem fixed maturities	$607.4	$553.2
Total problem and potential problem fixed maturities as a percent of total fixed maturities	1.28%	1.24%

(1)         The problem fixed maturities carrying amount is net of other-than-temporary impairment losses.

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

We consider relevant facts and circumstances in evaluating whether a credit or interest-rate related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) our intent to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. For additional details, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Investments.”

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

The net realized loss relating to other-than-temporary credit impairments of fixed maturities was $188.1 million and $333.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,615.5	$157.8	$274.1	$4,499.2
Finance — Brokerage	453.3	28.1	2.1	479.3
Finance — Finance Companies	228.5	14.0	6.6	235.9
Finance — Financial Other	601.4	57.9	3.1	656.2
Finance — Insurance	2,723.5	161.4	66.3	2,818.6
Finance — REITS	1,231.1	43.5	32.0	1,242.6
Industrial — Basic Industry	1,820.4	143.4	9.5	1,954.3
Industrial — Capital Goods	2,365.9	186.5	7.9	2,544.5
Industrial — Communications	2,363.7	222.0	9.7	2,576.0
Industrial — Consumer Cyclical	1,747.8	145.1	13.8	1,879.1
Industrial — Consumer Non-Cyclical	3,264.5	324.1	17.4	3,571.2
Industrial — Energy	1,980.7	207.1	4.9	2,182.9
Industrial — Other	619.9	48.5	7.6	660.8
Industrial — Technology	801.5	58.6	5.9	854.2
Industrial — Transportation	693.3	49.1	6.6	735.8
Utility — Electric	2,657.3	246.8	7.7	2,896.4
Utility — Natural Gas	1,067.4	104.5	1.8	1,170.1
Utility — Other	161.6	21.2	—	182.8
FDIC guaranteed	95.8	2.5	—	98.3
Government guaranteed	1,255.3	125.0	5.1	1,375.2
Total corporate securities	30,748.4	2,347.1	482.1	32,613.4

Residential pass-through securities	2,837.6	134.7	0.8	2,971.5
Commercial mortgage-backed securities	4,570.9	117.3	873.6	3,814.6
Residential collateralized mortgage obligations (1)	1,447.8	37.5	51.7	1,433.6
Asset-backed securities — Home equity (2)	444.3	1.0	84.5	360.8
Asset-backed securities — All other	1,288.3	46.6	1.1	1,333.8
Collateralized debt obligations — Credit	90.7	—	50.8	39.9
Collateralized debt obligations — CMBS	135.6	0.3	49.8	86.1
Collateralized debt obligations — Loans	108.3	0.1	7.3	101.1
Collateralized debt obligations — ABS (3)	34.8	0.5	9.1	26.2
Total mortgage-backed and other asset-backed securities	10,958.3	338.0	1,128.7	10,167.6

U.S. government and agencies	554.7	26.0	—	580.7
States and political subdivisions	2,315.2	115.9	4.5	2,426.6
Non-U.S. governments	420.0	46.2	—	466.2
Total fixed maturities, available-for-sale	$44,996.6	$2,873.2	$1,615.3	$46,254.5

(1)                                 Includes exposure to Alt-a mortgage loans with an amortized cost of $57.6 million, gross unrealized gains of $0.1 million, gross unrealized losses of $6.8 million and a carrying amount of $50.9 million. The Alt-a portfolio has a weighted average rating of A and 63% are 2005 and prior vintages.

(2)                                 This exposure is all related to sub-prime mortgage loans.

(3)                                 Includes exposure to sub-prime mortgage loans with an amortized cost of $19.8 million, gross unrealized gains of $0.5 million, gross unrealized losses of $9.0 million and a carrying amount of $11.3 million.

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

Of the $1,615.3 million in gross unrealized losses as of September 30, 2010, there were $0.4 million in losses attributed to securities scheduled to mature in one year or less, $58.3 million attributed to securities scheduled to mature between one to five years, $82.0 million attributed to securities scheduled to mature between five to ten years, $345.9 million attributed to securities scheduled to mature after ten years and $1,128.7 million related to mortgage-backed and other ABS that are not classified by maturity year. As of September 30, 2010, we were in a $1,257.9 million net unrealized gain position as compared to a $1,458.8 million net unrealized loss position as of December 31, 2009. Of the $2,716.7 million increase in net unrealized gains for the nine months ended September 30, 2010, an approximate $2.2 billion net unrealized gain can be attributed to an approximate 110 basis points decrease in interest rates and the remaining net unrealized gains related to other market factors.

Credit Disruption. The credit disruption in the market that began in the last half of 2007 from concerns in the sub-prime markets, and continued into 2008 and 2009 with concerns in the leveraged finance markets led to reduced liquidity and wider credit spreads. These credit concerns led to widespread forced selling into a very thinly traded market, which further strained market liquidity. This market disruption lowered valuations and, as a result, we saw an increase in net unrealized losses in our securities portfolio through the first quarter of 2009. The losses were more pronounced in the Finance sectors and in structured products such as collateralized debt obligations, ABS and CMBS. The decline in value in large part reflected the illiquid markets. We concluded the prices of the securities in our securities portfolio were temporarily depressed due to (1) the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms, (2) the expectation the issuers will continue to satisfy their obligations given the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence and (3) management not having the intent to sell these securities and as it is not more likely than not that we would be required to sell these securities before the recovery of the amortized cost. During the second quarter of 2009 and continuing through the end of 2009, a narrowing of credit spreads and improvement in liquidity resulted in a decrease in the net unrealized losses in our securities portfolio. During the nine months ended September 30, 2010, gross unrealized losses continued to decrease relative to year-end 2009, primarily due to a decline in interest rates and gross unrealized gains grew such that the securities portfolio is now in a net unrealized gain position. Future changes in the fair value of these securities will be dependent on continued improvement in market liquidity and changes in general market conditions, including interest rates and credit spread movements.

Fixed Maturities Available-for-Sale Securities Unrealized Losses. We believe that our long-term fixed maturities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturities. The net cash inflows into investment grade fixed maturities are less than prior years due to us investing in more liquid investments. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. We are not currently increasing our investment in available-for-sale below investment grade assets. While Principal Life’s general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to no more than 10% of the total fixed maturities portfolios.

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

	September 30, 2010				December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,599.4	$1,930.6	$419.8	$30,110.2	$28,439.8	$990.9	$1,015.0	$28,415.7
Private	12,334.3	853.1	264.3	12,923.1	12,159.7	423.3	743.2	11,839.8
Below investment grade:
Public	1,993.8	47.4	356.5	1,684.7	2,233.8	14.4	468.5	1,779.7
Private	2,069.1	42.1	574.7	1,536.5	2,278.5	41.5	702.2	1,617.8
Total fixed maturities, available-for-sale	$44,996.6	$2,873.2	$1,615.3	$46,254.5	$45,111.8	$1,470.1	$2,928.9	$43,653.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	September 30, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$386.2	$5.3	$123.9	$1.1	$510.1	$6.4
Greater than three to six months	275.5	6.5	148.1	2.2	423.6	8.7
Greater than six to nine months	168.6	3.3	28.6	0.6	197.2	3.9
Greater than nine to twelve months	31.9	1.9	27.0	1.2	58.9	3.1
Greater than twelve to twenty-four months	130.2	19.0	129.4	14.9	259.6	33.9
Greater than twenty-four to thirty-six months	997.7	169.7	771.6	75.2	1,769.3	244.9
Greater than thirty-six months	1,437.6	214.1	1,297.2	169.1	2,734.8	383.2
Total fixed maturities, available-for-sale	$3,427.7	$419.8	$2,525.8	$264.3	$5,953.5	$684.1

	December 31, 2009
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,367.4	$34.5	$927.7	$21.2	$3,295.1	$55.7
Greater than three to six months	139.0	9.7	39.2	1.0	178.2	10.7
Greater than six to nine months	24.0	0.2	22.3	5.1	46.3	5.3
Greater than nine to twelve months	75.6	14.9	50.4	6.9	126.0	21.8
Greater than twelve to twenty-four months	2,169.7	361.2	1,596.0	207.6	3,765.7	568.8
Greater than twenty-four to thirty-six months	1,846.6	415.0	1,650.2	346.2	3,496.8	761.2
Greater than thirty-six months	1,256.7	179.5	659.4	155.2	1,916.1	334.7
Total fixed maturities, available-for-sale	$7,879.0	$1,015.0	$4,945.2	$743.2	$12,824.2	$1,758.2

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	September 30, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$40.2	$0.2	$38.5	$0.7	$78.7	$0.9
Greater than three to six months	7.3	1.1	26.8	0.3	34.1	1.4
Greater than six to nine months	32.6	1.6	43.1	5.6	75.7	7.2
Greater than nine to twelve months	—	—	0.1	—	0.1	—
Greater than twelve to twenty-four months	12.1	3.4	27.7	5.5	39.8	8.9
Greater than twenty-four to thirty-six months	468.6	185.3	358.8	216.0	827.4	401.3
Greater than thirty-six months	372.1	164.9	326.3	346.6	698.4	511.5
Total fixed maturities, available-for-sale	$932.9	$356.5	$821.3	$574.7	$1,754.2	$931.2

	December 31, 2009
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$55.7	$3.3	$52.8	$1.2	$108.5	$4.5
Greater than three to six months	3.4	—	14.8	—	18.2	—
Greater than six to nine months	12.7	0.2	0.1	0.1	12.8	0.3
Greater than nine to twelve months	32.8	11.2	1.0	1.8	33.8	13.0
Greater than twelve to twenty-four months	441.3	112.2	365.6	186.7	806.9	298.9
Greater than twenty-four to thirty-six months	609.0	314.8	403.5	435.8	1,012.5	750.6
Greater than thirty-six months	113.8	26.8	84.6	76.6	198.4	103.4
Total fixed maturities, available-for-sale	$1,268.7	$468.5	$922.4	$702.2	$2,191.1	$1,170.7

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	September 30, 2010
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$1.2	$2.0	$68.2	$21.3	$69.4	$23.3
Greater than three to six months	15.9	4.4	139.7	48.9	155.6	53.3
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	0.1	—	6.2	2.0	6.3	2.0
Greater than twelve months	251.9	477.4	868.6	690.1	1,120.5	1,167.5
Total fixed maturities, available-for-sale	$269.1	$483.8	$1,082.7	$762.3	$1,351.8	$1,246.1

	December 31, 2009
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$6.1	$2.0	$243.8	$77.4	$249.9	$79.4
Greater than three to six months	—	—	31.8	9.2	31.8	9.2
Greater than six to nine months	0.1	0.1	46.0	22.5	46.1	22.6
Greater than nine to twelve months	28.8	24.8	49.9	25.4	78.7	50.2
Greater than twelve months	276.8	438.3	1,812.8	1,578.5	2,089.6	2,016.8
Total fixed maturities, available-for-sale	$311.8	$465.2	$2,184.3	$1,713.0	$2,496.1	$2,178.2

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $9,551.4 million and $10,121.8 million as of September 30, 2010 and December 31, 2009, respectively. The carrying amount of our residential mortgage loan portfolio was $932.9 million and $1,128.7 million as of September 30, 2010 and December 31, 2009, respectively.

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

Our commercial mortgage loan portfolio consists of primarily non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of credit oriented retail properties, office properties and general-purpose industrial properties. In addition, we have a $142.8 million and a $174.4 million short-term high yield portfolio of mortgages held within the Global Asset Management segment as of September 30, 2010 and December 31, 2009, respectively.

The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property as shown in the following table for the periods indicated.

	September 30, 2010		December 31, 2009
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
Geographic distribution
New England	$407.1	4.3%	$446.3	4.4%
Middle Atlantic	1,592.0	16.7	1,535.4	15.2
East North Central	870.3	9.1	941.8	9.3
West North Central	483.5	5.0	504.3	5.0
South Atlantic	2,334.0	24.4	2,641.8	26.1
East South Central	255.2	2.7	300.0	3.0
West South Central	548.5	5.7	672.1	6.6
Mountain	684.3	7.2	835.4	8.2
Pacific	2,463.8	25.8	2,377.2	23.5
Valuation allowance	(87.3)	(0.9)	(132.5)	(1.3)
Total	$9,551.4	100.0%	$10,121.8	100.0%
Property type distribution
Office	$2,608.1	27.3%	$2,782.1	27.5%
Retail	2,613.5	27.4	2,782.0	27.5
Industrial	2,393.1	25.0	2,394.3	23.6
Apartments	1,206.9	12.6	1,415.2	14.0
Hotel	473.0	5.0	497.2	4.9
Mixed use/other	344.1	3.6	383.5	3.8
Valuation allowance	(87.3)	(0.9)	(132.5)	(1.3)
Total	$9,551.4	100.0%	$10,121.8	100.0%

Commercial mortgage lending in the state of California accounted for 22% and 20% of our commercial mortgage loan portfolio as of September 30, 2010 and December 31, 2009, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of both September 30, 2010 and December 31, 2009, 31% of the commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 1,051 and 1,101 as of September 30, 2010 and December 31, 2009, respectively. The average loan size of our commercial mortgage portfolio was $9.2 million and $9.3 million as of September 30, 2010 and December 31, 2009, respectively.

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

The decrease in the level of problem, potential problem and restructured commercial mortgages during 2010 reflects loan write downs, payoffs, loan sales and the internal refinance of several others at market terms. There was a significant increase in the level of problem, potential problem, and restructured commercial mortgages during 2009 due to the impact of the U.S. recession on commercial real estate. The job losses and record foreclosures in housing have negatively impacted property vacancy rates and rental rates. Areas significantly impacted by the recession include the South Atlantic, Mountain and Pacific regions, which account for the majority of the problem, potential problem and restructured commercial mortgages as of September 30, 2010 and December 31, 2009. Apartment properties in those regions, which accounted for nearly half of the problem, potential problem and restructured commercial mortgages as of September 30, 2010 and December 31, 2009, have been hit the hardest by the falling rents and occupancies. Many of the loans sold and refinanced during 2010 were apartments in the South Atlantic and Mountain region.

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated.

	September 30, 2010	December 31, 2009
	($ in millions)
Total commercial mortgages	$9,551.4	$10,121.8
Problem commercial mortgages	$56.8	$96.5
Potential problem commercial mortgages	321.3	521.0
Restructured commercial mortgages	21.2	10.3
Total problem, potential problem and restructured commercial mortgages	$399.3	$627.8
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	4.18%	6.20%

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

When a valuation allowance is established, subsequent recoveries are credited to the valuation allowance and subsequent losses may be charged to the valuation allowance. The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and current portfolio statistics are subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, a loan’s internal risk rating, composition of the loan portfolio, real estate market fundamentals, current economic conditions, loss experience and other relevant factors. Our financial position is sensitive to the value of the collateral and changes in the economic environment in general.

The valuation allowance for PFG decreased $45.2 million for the nine months ended September 30, 2010, and increased $75.5 million for the year ended December 31, 2009. The decrease in the level of valuation allowance during 2010 is primarily related to loan write downs, payoffs and loan sales and the related release of valuation allowance, which is partially offset by current period provisions. The increase in the level of valuation allowance during 2009 was related to the same market factors as those causing the increase in the level of problem, potential problem and restructured commercial mortgages during 2009. The areas most affected by the recession account for the highest level of reserves at September 30, 2010 and December 31, 2009. The South Atlantic and Pacific regions account for the highest level of reserves at September 30, 2010. The South Atlantic and Mountain regions account for the highest level of reserves at December 31, 2009.

The following table represents our commercial mortgage valuation allowance for the periods indicated.

	September 30, 2010	December 31, 2009
	($ in millions)
Balance, beginning of period	$132.5	$57.0
Provision	53.6	126.9
Releases	(98.8)	(51.4)
Balance, end of period	$87.3	$132.5
Valuation allowance as % of carrying value before reserves	0.91%	1.29%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages of $759.6 million and $912.2 million and first lien mortgages of $218.5 million and $245.2 million as of September 30, 2010 and December 31, 2009, respectively, primarily held by our Bank and Trust Services business. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, defined as loans greater than 90 days delinquent plus non-accrual loans, totaled $29.9 million and $66.8 million as of September 30, 2010 and December 31, 2009, respectively. The valuation allowance for residential mortgage loans was $45.2 million and $28.7 million as of September 30, 2010 and December 31, 2009, respectively.

We establish the residential mortgage loan valuation allowance at levels considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the portfolio. Such evaluation considers numerous factors, including, but not limited to net charge-off trends, loss forecasts, collateral values, geographic location, borrower FICO scores, delinquency rates, industry condition and economic trends. Our residential mortgage loan portfolio, and in particular our home equity loan portfolio, has experienced an increase in loss severity from sustained elevated levels of unemployment along with continued depressed collateral values. The deterioration has resulted in an increase in delinquencies. The change in the valuation allowance is composed of an increase for a pre-tax provision for loan loss of $82.8 million for the nine months ended September 30, 2010, and $31.5 million for the year ended December 31, 2009, and a decrease for recorded write downs and the related release of the valuation allowance of $66.3 million and $15.0 million in the same periods, respectively. The provision for loan loss is reported in net realized capital gains (losses) on our consolidated statements of operations.

Real Estate

Real estate consists primarily of commercial equity real estate. As of September 30, 2010 and December 31, 2009, the carrying amount of our equity real estate investment was $1,076.9 million, or 2%, and $1,022.2 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,043.0 million and $998.4 million as of September 30, 2010 and December 31, 2009, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the nine months ended September 30, 2010 and the year ended December 31, 2009, there were no such impairment adjustments.

The carrying amount of real estate held for sale was $33.9 million and $23.8 million as of September 30, 2010 and December 31, 2009, respectively. There were no valuation allowances for September 30, 2010 or December 31, 2009. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic and West South Central regions of the United States as of September 30, 2010. By property type, there is a concentration in office, industrial, apartments and retail that represented approximately 93% of the equity real estate portfolio as of September 30, 2010.

Other Investments

Our other investments totaled $1,924.9 million as of September 30, 2010, compared to $1,480.2 million as of December 31, 2009. Derivative assets accounted for $1,515.6 million and $1,212.7 million in other investments as of September 30, 2010 and December 31, 2009, respectively. The remaining invested assets include equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $5.1 billion were held by our International Asset Management and Accumulation segment as of September 30, 2010. Our international investment operations consist of the investments of Principal International. The assets are managed by either our Global Asset Management segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of September 30, 2010 and December 31, 2009, were fixed maturities, other investments and residential mortgage loans. The following table excludes invested assets of the separate accounts.

	September 30, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities — Public	$3,337.2	65%	$2,767.1	62%
Equity securities	59.8	1	46.7	1
Mortgage loans — Commercial	9.3	—	7.5	—
Mortgage loans — Residential	602.2	12	587.6	14
Real estate	10.0	—	12.4	—
Policy loans	23.3	1	21.2	1
Other investments	1,083.7	21	985.1	22
Total invested assets	5,125.5	100%	4,427.6	100%
Cash and cash equivalents	65.5		48.1
Total invested assets and cash	$5,191.0		$4,475.7

Investments in equity method subsidiaries and direct financing leases accounted for $627.5 million and $415.9 million, respectively, of other investments as of September 30, 2010. Investments in equity method subsidiaries and direct financing leases accounted for $578.7 million and $373.3 million, respectively, of other investments as of December 31, 2009. The remaining other investments as of both September 30, 2010 and December 31, 2009, are primarily related to derivative assets and other short-term investments.

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

We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of September 30, 2010, approximately $13.0 billion, or 98%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity.

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

As of September 30, 2010, the difference between the asset and liability durations on our primary duration-managed portfolio was -0.41, as compared to -0.12 as of December 31, 2009. This duration gap indicates that, as of September 30, 2010, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gap between the asset and liability portfolios should be within +/-0.25. As of September 30, 2010, the mismatch is outside of our duration gap guideline due to temporary asset and liability spread mismatches. We are evaluating options to reduce this duration mismatch. However, our cash flow studies reflect our general practice to hold assets and liabilities to maturity and indicate that the interest rate risk is sufficiently managed. The value of the assets in this portfolio was $27,973.5 million and $28,377.1 million as of September 30, 2010 and December 31, 2009, respectively.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of September 30, 2010, the weighted-average difference between the asset and liability durations on these portfolios was -1.43, as compared to -0.16 as of December 31, 2009. This duration gap indicates that, as of September 30, 2010, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $24,753.4 million and $22,497.1 million as of September 30, 2010 and December 31, 2009, respectively.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,940.2 million and $5,745.5 million as of September 30, 2010 and December 31, 2009, respectively.

Using the assumptions and data in effect as of September 30, 2010, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $469.2 million, compared with an estimated $71.1 million increase as of December 31, 2009. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	September 30, 2010
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$27,973.5	3.30	(0.41)	$114.7
Duration-monitored	24,753.4	4.30	(1.43)	354.5
Non duration-managed	4,940.2	4.32	N/A	N/A
Total	$57,667.1			$469.2

Our selection of a 100 basis point immediate, parallel increase or decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management’s assessment of changing market conditions and available investment opportunities.

Debt Issued and Outstanding. The aggregate fair value of long-term debt was $1,795.0 million and $1,608.4 million, as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $145.8 million, as compared to an estimated $132.6 million increase as of December 31, 2009. As of September 30, 2010, a 100 basis point immediate, parallel increase in interest rates would decrease the fair value of debt by approximately $130.7 million, as compared to an estimated $114.3 million decrease as of December 31, 2009. Debt is not recorded at fair value on the consolidated statements of financial position.

Our selection of a 100 basis point immediate, parallel increase or decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point increase or decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our long-term debt obligations at a point in time and may not be representative of future obligations. These exposures will change as a result of ongoing changes to our outstanding long-term debt obligations.

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

Derivatives in our portfolio with interest rate sensitivity were in a net liability position with a fair value of $368.9 million and $130.7 million as of September 30, 2010 and December 31, 2009, respectively. The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	September 30, 2010
			Fair value (no accrued interest)
	Notional amount	Weighted average term (years) (1)	-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$19,549.1	5.69	$(488.7)	$(383.0)	$(284.2)
Interest rate collars	500.0	12.41	35.1	14.1	(0.3)
Swaptions	68.5	1.42	—	—	0.1
Futures (2)	0.1	0.26	—	—	—
Total	$20,117.7		$(453.6)	$(368.9)	$(284.4)

(1)          Based on maturity date.

(2)          We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

Our selection of a 100 basis point immediate, parallel increase or decrease in interest rates is a hypothetical rate scenario we use to determine potential risk. While a 100 basis point increase or decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our derivative portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing derivative transactions.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements issued to nonqualified institutional investors in the international market and foreign currency-denominated fixed maturities and our international operations.

We estimate that as of September 30, 2010, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2009. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our International Asset Management and Accumulation segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $153.7 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of September 30, 2010, as compared to an estimated $135.7 million, or 10%, reduction as of December 31, 2009. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $3.6 million, or 11%, reduction in the quarterly operating earnings of our international operations for the three months ended September 30, 2010, as compared to an estimated $3.5 million, or 11%, reduction for the three months ended September 30, 2009. In addition, a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $11.3 million, or 11%, reduction in the operating earnings of our international operations for the nine months ended September 30, 2010, as compared to an estimated $8.7 million, or 11%, reduction for the nine months ended September 30, 2009.

 The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $3,042.2 million and $3,386.0 million as of September 30, 2010 and December 31, 2009, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,612.8 million and $1,867.2 million as of September 30, 2010 and December 31, 2009, respectively.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. Our operations in Chile had currency swaps with a notional amount of $53.0 million and $31.2 million as of September 30, 2010 and December 31, 2009, respectively, which were used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Our operations in Chile also utilized currency forwards with a notional amount of $79.8 million and $91.5 million as of September 30, 2010 and December 31, 2009, respectively, in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2010 or 2009.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of September 30, 2010 and December 31, 2009, the fair value of our equity securities was $389.0 million and $435.5 million, respectively. As of September 30, 2010, a 10% decline in the value of the equity securities would result in an unrealized loss of $38.9 million, as compared to an estimated unrealized loss of $43.6 million as of December 31, 2009.

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

The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. We recognized a pre-tax gain (loss) on the change in fair value of the GMWB embedded derivative of $22.7 million and $(17.4) million for the three months ended September 30, 2010 and 2009, respectively, and $(43.9) million and $(7.2) million for the nine months ended September 30, 2010 and 2009, respectively. We recognized a pre-tax gain (loss) on the derivatives used to economically hedge our GMWB market risk, which includes equity risk, of $(4.3) million and $(11.3) million for the three months ended September 30, 2010 and 2009, respectively, and $87.3 million and $(140.2) million for the nine months ended September 30, 2010 and 2009, respectively. We incorporate a spread reflecting our own creditworthiness and additional risk margins in the valuation of the GMWB embedded derivative. The difference between the gain (loss) on the GMWB embedded derivative and the related derivatives used to hedge the embedded derivative includes differences due to reflecting our own creditworthiness and changes in the spread reflecting our own creditworthiness.

Including the spread reflecting our own credit risk in the valuation of the embedded derivative has resulted in the income statement impact from the changes in fair value of the embedded derivative being different than the income statement impact from the changes in fair value of the associated hedging instruments. Reflecting the actual and expected changes in value of the GMWB embedded derivative and the associated hedging instruments in our estimated gross profits resulted in a pre-tax increase (decrease) in DPAC amortization of $9.6 million and $(16.9) million for the three months ended September 30, 2010 and 2009, respectively, and $43.6 million and $(52.8) million for the nine months ended September 30, 2010 and 2009, respectively.

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

Use of Derivatives to Diversify or Hedge Credit Risk. We purchase credit default swaps to hedge credit exposures in our investment portfolio. We sell credit default swaps to offer credit protection to investors. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 5, Derivative Financial Instruments.”

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $379.5 million and $448.5 million as of September 30, 2010 and December 31, 2009, respectively. We had credit exposure through credit default swaps with a notional amount of $170.0 million and $15.0 million as of September 30, 2010 and December 31, 2009, respectively, by investing in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $1,017.9 million and $1,122.9 million as of September 30, 2010 and December 31, 2009, respectively.

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

We believe the risk of incurring losses due to nonperformance by our counterparties is manageable. For further information on derivatives, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 5, Derivative Financial Instruments.”

Based on our accounting policy, our disclosed exposure measures the fair value of derivatives that have become favorable to us and, therefore, is a combined credit exposure if all of the involved counterparties failed to fulfill their obligations. In the hypothetical scenario where all of our counterparties fail to fulfill their obligations, our exposure would be $1,641.2 million; however, including collateral received our exposure would be reduced to $1,296.5 million at September 30, 2010. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 5, Derivative Financial Instruments” under the caption, “Exposure.”

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. Netting positive and negative exposures would yield an exposure of $441.7 million, which is reduced to $97.0 million with pledged collateral at September 30, 2010. As of September 30, 2010, we held total collateral of $344.7 million in the form of cash and securities and we posted $327.0 million in cash and securities as collateral to our counterparties. We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As of September 30, 2010, any deterioration in our derivative counterparties’ credit would not materially impact our financial statements.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2010, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

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

There are numerous steps required to implement these laws including, for example, regulation necessary to determine the methodology of calculating minimum ratios for medical expenditures. Further, various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these reforms, the numerous steps required to implement them and our third quarter 2010 decision to exit the group medical insurance business over the next 36 months, we cannot predict what additional health insurance reforms will be implemented at the federal or state level or the effect that any future legislation or regulation will have on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2010 — January 31, 2010	9,357	$24.11	—	$250.0
February 1, 2010 — February 28, 2010	40	$25.26	—	$250.0
March 1, 2010 — March 31, 2010	66,944	$23.22	—	$250.0
April 1, 2010 — April 30, 2010	9,411	$25.68	—	$250.0
May 1, 2010 — May 31, 2010	403	$23.24	—	$250.0
June 1, 2010 — June 30, 2010	—	$—	—	$250.0
July 1, 2010 — July 31, 2010	8,794	$23.85	—	$250.0
August 1, 2010 — August 31, 2010	891	$25.07	—	$250.0
September 1, 2010 — September 30, 2010	3,428	$23.21	—	$250.0
Total	99,268		—

(1)	Reflects the number of shares of common stock utilized to execute certain stock incentive awards in 2010.

(2)

During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. As of September 30, 2010, $250.0 million remained under the November 2007 authorization. We suspended purchases of our common stock effective October 13, 2008, under the existing share repurchase program.

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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: November 3, 2010	By	/s/ Terrance J. Lillis
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.