Form 10-K
period 2010-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2011-02-16
CIK 1126328

Use these links to rapidly review the document
PRINCIPAL FINANCIAL GROUP, INC. TABLE OF CONTENTS
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file number 1-16725

PRINCIPAL FINANCIAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	711 High Street,	42-1520346
(State or other jurisdiction of incorporation or organization)	Des Moines, Iowa 50392 (Address of principal executive offices)	(I.R.S. Employer Identification Number)

(515) 247-5111
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Common Stock, par value $0.01
Series B Non-Cumulative Perpetual Preferred Stock
Securities registered pursuant to Section 12(g) of the Act:
Series A Non-Cumulative Perpetual Preferred Stock	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        As of February 9, 2011, there were outstanding 320,813,625 shares of Common Stock, $0.01 par value per share of the Registrant.

        The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $7,495,086,312 based on the closing price of $23.44 per share of Common Stock on the New York Stock Exchange on June 30, 2010.

Documents Incorporated by Reference

        The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2011, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2010.

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

PART I

Item 1.    Business

        Principal Financial Group, Inc. ("PFG") is a leading provider of retirement savings, investment and insurance products and services with $318.8 billion in assets under management ("AUM") and approximately 19.1 million customers worldwide as of December 31, 2010.

        Our U.S. and international operations concentrate primarily on asset accumulation and asset management. In addition, we offer a broad range of individual and group life insurance, individual and group disability insurance and group dental and vision insurance. On September 30, 2010, we announced our decision to exit the group medical insurance business and entered into an agreement with United Healthcare Services, Inc. to renew group medical insurance coverage for our customers as the business transitions.

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

Our Reportable Segments

        We organize our businesses into the following reportable segments:

  •
  Retirement and Investor Services;

  •
  Principal Global Investors;

  •
  Principal International and

  •
  U.S. Insurance Solutions.

        We also have a Corporate segment, which consists of the assets and activities that have not been allocated to any other segment.

        See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Segment Information" for financial results of our segments, including our operating revenues for our products and services described in each of the subsequent segment discussions.

Retirement and Investor Services Segment

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

        We organize our Retirement and Investor Services operations into six product and service categories: full service accumulation, Principal Funds (our mutual fund business), individual annuities, bank and trust services, investment only and full service payout.

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

        As of December 31, 2010, we provided full service accumulation products to over 30,000 defined contribution pension plans, of which approximately 24,500 were 401(k) plans, covering 3.1 million plan participants, and to over 2,500 defined benefit pension plans, covering over 319,000 plan participants. As of December 31, 2010, approximately 58% of our full service accumulation account values were managed by our affiliated asset manager, Principal Global Investors. Third-party asset managers provide asset management services with respect to the remaining assets.

        We deliver both administrative and investment services to our defined contribution plan and defined benefit plan customers through annuities and mutual funds. Annuities and the underlying investment options are not required to be registered with the United States Securities and Exchange Commission ("SEC"). Our mutual fund offering is called Principal Advantage. It is a qualified plan product based on our series mutual fund, Principal Funds, Inc. We offer investments covering the full range of stable value, equity, fixed income, real estate and international investment options managed by our Principal Global Investors segment as well as third-party asset managers.

Markets and Distribution

        We offer our full service accumulation products and services to employer-sponsored pension plans, including qualified and nonqualified defined contribution plans and defined benefit plans. Our primary target market is plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. According to Spectrem Group, in 2009, only 20% of businesses with between 10 and 49 employees, 46% of businesses with between 50 and 99 employees, 54% of businesses with between 100 and 249 employees and 61% of businesses with between 250 and 500 employees offered a 401(k) plan. The same study indicates that 73% of employers with between 500 and 1,000 employees, 84% of employers with between 1,000 and 5,000 employees and 95% of employers with 5,000 or more employees offered a 401(k) plan in 2009.

        We distribute our full service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2010, over 110 retirement services sales representatives in over 42 offices, operating as a wholesale distribution network, maintained relationships with over 11,000 independent brokers, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent broker. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent brokers, consultants and agents a commission or fee.

        As of December 31, 2010, we had a separate staff of over 270 service and education specialists located in the sales offices who play a key role in the ongoing servicing of pension plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us and helping employees understand the benefits of their pension plans. The following summarizes our distribution channels:

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

Products and Services

        Principal Funds plans to grow into a top advisor sold mutual fund company with a sales force focused on multiple channels. As of November 2010, as reported by the Strategic Insight, we are ranked 23 according to AUM (long term funds) of the top 50 intermediary sold mutual funds. We provide accounting, compliance, corporate governance and product development for all mutual funds we organize. As of December 31, 2010, our mutual fund operations served approximately 1.5 million mutual fund shareholder accounts.

        Principal Funds, Inc.    Principal Funds, Inc. ("PFI") is a series mutual fund that, as of December 31, 2010, offered 63 investment options. This fund's five R class shares act as the funding vehicle for Principal Advantage, the defined contribution product described above under "Retirement and Investor Services Segment-Full Service Accumulation Products." This fund also offers three retail classes of shares to individuals. One of the three retail share classes is for IRA rollovers (J shares) and two are for general investment purposes (A and C shares). Two additional classes of shares are available: (1) I shares, which are offered primarily to specified institutional investors, and (2) P shares, which are used primarily in adviser fee-based programs. As of December 31, 2010, the retail classes of shares had $25.0 billion of AUM. All other share classes of Principal Funds, Inc., including seed money, had $35.7 billion of AUM. We report the results for this fund, excluding the retail AUM, under "Full Service Accumulation." We report the results of the retail AUM under "Principal Funds."

        Principal Variable Contracts Funds, Inc.    Principal Variable Contracts Funds, Inc. is a series mutual fund that, as of December 31, 2010, provided 35 investment options for variable annuity and variable life insurance contracts issued by Principal Life Insurance Company ("Principal Life") and other insurance companies not affiliated with Principal Life. As of December 31, 2010, this fund had $5.5 billion of AUM. AUM backing Principal Life variable annuity contracts is reported in this segment under "Individual Annuities." AUM backing Principal Life variable life insurance contracts is reported in the U.S. Insurance Solutions segment.

        Principal Managed Portfolio.    Principal Managed Portfolio is an advisory product offered by our registered investment advisor, Princor Financial Services Corporation ("Princor"), which permits the client to invest only in Principal Funds, Inc. Clients are charged a quarterly asset-based fee on this product. As of December 31, 2010, Principal Managed Portfolio had accumulated $604.8 million in assets.

        Principal Advisory Select and Principal Dynamic Portfolios.    These are advisory products offered by our registered investment advisor, Princor, which permits the client to invest in a broad array of investments. Clients are charged a quarterly asset-based fee on these products. As of December 31, 2010, these products had accumulated $1.4 billion in assets.

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

        We sell PFI's retail share classes primarily through registered representatives from other broker-dealers; affiliated financial representatives; independent brokers registered with our securities broker-dealer, Princor; direct deposits from our employees and others and Principal Connection. As of December 31, 2010, 56 retail sales representatives across the United States, operating as a wholesale distribution network, maintained relationships with over 34,700 independent brokers, consultants and agents. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the Internet or by mail. Princor recruits, trains and supervises registered representatives selling our products through Principal Connection.

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

        Fixed Deferred Annuities.    Our individual fixed deferred annuities consist of both single premium deferred annuity contracts and flexible premium deferred annuity contracts ("FPDAs"). Some FPDA contracts limit the period of time deposits are allowed (e.g., only one year). For most contracts, the principal amount is guaranteed. We credit the customer's account with a fixed interest rate and for a specified time period, typically one, three or five years. Thereafter, we reset, typically annually, the interest rate credited to the contract based upon our discretion, taking into account market and other conditions. We also offer a fixed deferred annuity where the interest credited is linked to an external equity index, subject to maximum and minimum values. Our major source of income from fixed deferred annuities is the spread between the investment income earned on the underlying general account assets and the interest rate credited to the contracts. We bear the investment risk because, while we credit customers' accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate. The Principal Global Investors segment manages the assets supporting these contracts.

        Variable Deferred Annuities.    Individual variable deferred annuities are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals. Customers have the flexibility to allocate their deposits to investment sub-accounts managed by the Principal Global Investors segment or other third-party asset managers. As of December 31, 2010, 78% of our $5.5 billion in variable annuity account balances was allocated to investment sub-accounts and our general account, which are managed by the Principal Global Investors segment and 22% was allocated to investment sub-accounts managed by third-party asset managers. Generally speaking, the customers bear the investment risk and have the right to allocate their assets among various separate investment sub-accounts. The value of the annuity fluctuates in accordance with the experience of the investment sub-accounts chosen by the customer. Customers have the option to allocate all or a portion of their account to our general account, in which case we credit interest at rates we determine, subject to contractual minimums. Customers may also elect an enhanced death benefit guarantee (commonly known in the industry as a guaranteed minimum death benefit, or "GMDB") and/or a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or "GMWB"). We bear the GMDB and GMWB investment risk. We attempt to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2010, $2.3 billion of the $5.5 billion of variable annuity account value had the GMWB rider. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account.

        Fixed Immediate Annuities.    Our individual fixed immediate annuities consist almost exclusively of single premium immediate annuity contracts ("SPIAs"). SPIAs are products where the customer makes a single deposit and from which periodic benefit payments are made. Payments may be contingent upon the survival of one or two individuals or payments may be fixed, meaning payments are contractually guaranteed and do not depend on the continuing survival of any individual. Our major source of income from fixed immediate annuities is the spread between the investment income earned on the underlying general account assets and the interest rate implied in the calculation of annuity benefit payments. We bear the investment risk because we cannot be certain the investment income we earn on our general account assets will exceed the rate implied in the SPIA contracts. The Principal Global Investors segment manages the assets supporting these contracts.

Markets and Distribution

        Our target markets for individual annuities include owners, executives and employees of small and medium-sized businesses and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market both fixed and variable annuities to individuals for both qualified and nonqualified retirement savings.

        We sell our individual annuity products through our affiliated financial representatives, who accounted for 43%, 34% and 20% of annuity sales for the years ended December 31, 2010, 2009 and 2008, respectively. The remaining sales were made through banks, brokerage general agencies, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. Affiliated financial representatives continued to be the primary distribution channel of our variable deferred annuities. The majority of overall annuity sales, however, were from non-affiliated distribution channels, as a result of focused efforts to increase fixed annuity sales through non-affiliated distribution channels.

Bank and Trust Services

        Bank and Trust Services includes Principal Bank and Principal Trust Company. Principal Bank is a federal savings bank that began its activities in February 1998. As of December 31, 2010, Principal Bank had over 254,000 customers and approximately $2.4 billion in assets. Delaware Charter Guarantee & Trust Company, dba Principal Trust Company, is a Delaware state chartered non-deposit trust company that was chartered in 1899. It is one of the largest non-deposit trust companies in the U.S.. As of December 31, 2010, we served as trustee to over 400,000 accounts, which held assets of approximately $91.0 billion. Principal Trust Company may not accept deposits and cannot make personal or commercial loans.

Products

        Our current products and services include a suite of consumer checking and savings accounts, money market accounts, certificates of deposit ("CDs"), individual retirement accounts, small account rollovers from qualified retirement plans and health savings accounts ("HSAs"). In addition, we offer deposit and loan services to small and medium-sized businesses. Principal Bank participates in the Certificate of Deposit Account Registry Service program through which certain customer CDs are exchanged for CDs of similar amounts from participating banks. The deposit products provide a relatively stable source of funding and liquidity and are used to fund securities purchases and loan originations.

        Principal Trust Company specializes in providing trust solutions for a full array of employee benefit plans and accounts including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, ESOPs, and self-directed tax-advantaged savings accounts, such as IRAs. Principal Trust Company also maintains a series of collective investment funds, The Principal TrustSM Target Date Funds, and provides personal trust services.

Markets and Distribution

        We offer our bank products and services to prospects and existing customers, through Principal Connection, our affiliated financial representatives and other PFG affiliates with a primary focus on deepening existing relationships with customers of PFG. We also pursue asset retention strategies with customers who seek to transfer assets from our other asset accumulation products by offering them our banking products and services. Principal Bank services customers through the telephone, mail or Internet.

        We deliver our directed trust services to customers through our PFG affiliates. Administrative trust services for self-directed tax-advantaged savings accounts are sold through non-affiliated brokerage firms, clearing firms, financial advisors and asset managers.

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

        Deposits to investment only products are predominantly in the form of single payments. As a result, the level of new deposits can fluctuate from one fiscal quarter to another. Assets invested in GICs and funding agreements generate a spread between the investment income earned by us and the amount credited to the customer. Our other investment only products consist of separate accounts invested in either equities or fixed income instruments. The Principal Global Investors segment manages the assets supporting investment only account values.

Markets and Distribution

        We market GICs and funding agreements primarily to pension plan sponsors and other institutions. We also offer them as part of our full service accumulation products. We sell our GICs primarily to plan sponsors for funding of tax-qualified retirement plans. We sell our funding agreements directly to institutions that may or may not be pension funds and unconsolidated special purpose vehicles domiciled either in the U.S. or offshore for funding agreement-backed note programs. The funding agreements sold as part of these funding agreement-backed note programs work by having investors purchase debt obligations from the special purpose vehicle which, in turn, purchases the funding agreement from us with terms similar to those of the debt obligations. The strength of this market is dependent on debt capital market conditions. As a result, our sales through this channel can vary widely from one quarter to another. In addition to the special purpose vehicle selling the funding agreement-backed notes to U.S. and foreign institutional investors, the special purpose vehicle may also sell notes to U.S. retail investors through a SEC-registered shelf debt issuance program. Due to a downturn in the credit market, we had no medium term note issuances in 2009 and 2010. As economic conditions change, we will reassess the use of our medium term note and GIC programs.

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

        Premium received from full service payout products are generally in the form of single payments. As a result, the level of new premiums can fluctuate depending on the number of retirements and large-scale annuity sales in a particular fiscal quarter. The Principal Global Investors segment manages the assets supporting full service payout account values.

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

Principal Global Investors Segment

        Our Principal Global Investors segment consists of Principal Global Investors and its affiliates. We focus on providing a diverse range of asset management services covering a broad range of asset classes, investment styles and portfolio structures to our other segments and third-party institutional clients.

        As of December 31, 2010, Principal Global Investors, together with its affiliates, Principal Real Estate Investors; Spectrum Asset Management; Post Advisory Group, LLC; Columbus Circle Investors; Edge Asset Management and Morley Financial Services managed $220.1 billion in assets. We have offices outside of the U.S. in Australia, Hong Kong, Japan, Singapore and the United Kingdom.

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

Products and Services

        Principal Global Investors provides focused investment advisory services across a broad range of asset classes, investment styles and portfolio structures. These services are provided for a fee as defined by the client mandate. We are diversified across three primary asset classes.

        Equity Investments.    As of December 31, 2010, Principal Global Investors, along with Columbus Circle Investors and Edge Asset Management managed $70.0 billion in global equity assets. Our equity capabilities encompass large-cap, mid-cap and small-cap stocks in developed and emerging markets worldwide. As of December 31, 2010, 43% of equity AUM was derived from our pension products, 24% from other products of PFG and the remaining 33% from third-party institutional clients.

        Fixed Income Investments.    Principal Global Investors, along with Spectrum Asset Management; Post Advisory Group, LLC; Edge Asset Management and Morley Financial Services managed $113.6 billion in global fixed income assets as of December 31, 2010. Collectively, we provide our clients with access to investment-grade corporate debt; government bonds; mortgage-backed, asset-backed and commercial mortgage-backed securities; high yield and municipal bonds; private and syndicated debt instruments and preferred securities. As of December 31, 2010, 32% of these assets were derived from our pension products, 31% from other products of PFG, and the remaining 37% from third-party institutional clients.

        Real Estate Investments.    Principal Global Investors, through its affiliate Principal Real Estate Investors, managed a portfolio of primarily U.S. commercial real estate assets of $34.7 billion as of December 31, 2010. Principal Real Estate Investors provides our clients with a broad range of real estate investment options, including private real estate equity, commercial mortgages, credit tenant debt, construction-permanent financing, bridge/mezzanine loans, commercial mortgage-backed securities and real estate investment trusts. As of December 31, 2010, 31% of the commercial real estate portfolio was derived from our pension products, 30% from other products of PFG and the remaining 39% from third-party institutional clients.

Markets and Distribution

        We employed 110 institutional sales, relationship management and client service professionals as of December 31, 2010, who worked with consultants and directly with large investors to acquire and retain third-party institutional clients. As of December 31, 2010, Principal Global Investors and its affiliates had approximately 497 third-party institutional clients with $78.7 billion of AUM in 21 countries.

Principal International Segment

        Our Principal International segment has operations in Brazil, Chile, China, Hong Kong Special Administrative Region ("SAR"), India, Indonesia, Malaysia, Mexico, Singapore and Thailand. We focus on countries with large middle classes, favorable demographics, and growing long-term savings, ideally with defined contribution retirement markets. We entered these countries through acquisitions, start-up operations and joint ventures.

        The activities of our Principal International segment reflect our efforts to accelerate the growth of our AUM by capitalizing on the international trend toward private sector defined contribution pension systems and individual long-term savings. Through the Principal International segment, we offer retirement products and services, annuities, mutual funds, institutional asset management and life insurance accumulation products.

Products, Markets and Distribution

        Brazil.    We offer pension, retirement income and asset accumulation products through a co-managed (minority-held) joint venture, Brasilprev Seguros e Previdencia ("Brasilprev") in which PFG owns 25% of the economic interest and 50.01% of the voting shares. The partner is Banco do Brasil ("Banco"), which had approximately 5,060 Brazilian branches as of September 30, 2010. Brasilprev has an exclusive agreement with Banco to distribute pension, retirement and long-term asset accumulation products. On April 30, 2010, we signed definitive agreements with Banco, including the Shareholders Agreement governing the operations of our pension joint venture, Brasilprev. The agreements result in Brasilprev having, for 23 years, the exclusive right to distribute pension and asset accumulation products within the Banco bank network and a reduction in our economic interest from 46% to 25%. Brasilprev will continue to be jointly managed and reported as an equity method investment in our Principal International segment. Due to the reduction in our economic interest, we expect to see a decline in our earnings from this operation in the near term. Our joint venture provides defined contribution products, complementary life protection and payout solutions for the retirement needs of employers and individuals. Banco's employees sell these products directly to individual clients through its bank branches. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco's corporate account executives selling to existing and prospective corporate clients. According to Federação Nacional de Previdência e Vida, our joint venture ranked third in the Brazilian private pension market based upon managed assets as of October 31, 2010.

        Chile.    We offer long-term savings products, retirement annuities, mutual funds, life insurance accumulation products, mortgage loans and institutional asset management services.

        Retirement annuities are offered to individuals exiting the pre-retirement accumulation system. Annuity products are distributed through a network of brokers and independent agents numbering approximately 670 as of December 31, 2010.

        We serve the individual and group voluntary/complementary long-term savings market by offering "APV plans" (qualified individual retirement solutions) and "APVC plans" (qualified group retirement solutions that are similar to the U.S. 401(k) product line). According to the Asociacion de Adminstradoras de Fondos Mutuous de Chile, we ranked first in AUM for mutual fund companies offering these plans in Chile as of December 31, 2010. The plans, together with non qualified mutual fund products, are distributed to retail clients through our proprietary sales force, financial advisors, brokerage houses, alliances with financial institutions and the largest retailer in Chile, Falabella.

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

        China.    We offer mutual funds and asset management services to individuals and institutions through a minority-held joint venture that includes China Construction Bank ("CCB"), the majority partner. We sell mutual funds primarily through our partner bank, CCB. The bank provides extensive distribution capabilities for the joint venture in terms of brand awareness and the number of branch outlets, which number approximately 13,630.

        Hong Kong SAR.    We sell defined contribution pension, mutual fund and institutional asset management products.

        We actively compete in the defined contribution pension plan market. The government currently requires both employers and employees to each contribute 5% of an employee's income to a Mandatory Provident Fund ("MPF"). We target small and medium-sized employers and distribute products through strategic alliances with insurance companies, brokers, consultants, banks and direct marketing through our own sales representatives. Our alliance partners distribute our MPF products and services or use our administrative and investment services in their own products.

        We sell mutual funds to retail customers primarily through strategic alliances with banks. To grow institutional asset management, our operations in Hong Kong SAR leverage Principal Global Investors' regional asset management and sales resources to jointly secure mandates.

        India.    We offer mutual funds and asset management services to both retail and corporate customers.

        In the mutual funds market, we compete by managing and administering funds for both individuals and corporations through a majority-owned joint venture. The minority partners are Punjab National Bank and Vijaya Bank, two large Indian commercial banks with a combined network of approximately 6,180 branches as of December 31, 2010. Mutual funds are sold through regional offices and other bank branches located throughout India. In addition to the current mutual fund business, we are positioning ourselves to compete in the emerging pension and long-term savings market in India.

        Malaysia.    We offer conventional and Islamic mutual funds through our minority-held joint venture with CIMB Group, the majority partner. CIMB Group is a large Malaysian bank holding company with a presence in many Southeast Asian countries. The company has a sales force of approximately 4,650 agents selling to retail customers. We also market mutual funds through wholesale bank channels. The joint venture's main bank channels include approximately 1,100 bank branches throughout Malaysia, Indonesia, Thailand and Singapore. According to Lipper, our joint venture company combined with CIMB-Principal Islamic Asset Management (a joint venture between Principal Global Investors and CIMB Group) ranked second in total unit trust assets managed and second in Islamic unit trust assets managed in the Malaysian asset management industry as of November 30, 2010. The companies also manage a significant amount of institutional asset mandates.

        The joint venture also has operations in Singapore (CIMB-Principal Asset Management (S) Pte Ltd), Indonesia (PT CIMB-Principal Asset Management), and in June 2010 acquired an asset management company in Thailand, BT Asset Management, and has since changed the name to CIMB-Principal Asset Management Company Limited.

        Mexico.    We offer defined contribution pension products, mutual funds, annuities and asset management services to institutional clients.

        Through our Afore pension company we manage and administer approximately 2.8 million individual retirement accounts under the mandatory privatized social security system for all non-government employees in Mexico. We distribute products and services through a proprietary sales force of approximately 915 sales representatives as of December 31, 2010, as well as independent brokers who sell directly to individuals.

        Our mutual fund company distributes products and services through a sales force of approximately 42 employees and through distribution agreements with other financial entities. We administer previously sold annuities and life products. Due to unfavorable market conditions, sales of our annuity and life products in Mexico were suspended in 2007.

        Mexico has also initiated institutional asset management services, offering both domestic and international products.

U.S. Insurance Solutions Segment

        Our U.S. Insurance Solutions segment offers individual life insurance and specialty benefits, which include group dental, group vision, group life, group disability, wellness and individual disability insurance. We focus on providing comprehensive insurance solutions for small and medium-sized businesses.

Individual Life Insurance

        We began as an individual life insurer in 1879. Our U.S. operations administer approximately 550,000 individual life insurance policies with over $134.7 billion of individual life insurance in force as of December 31, 2010.

        Small and medium-sized companies are challenged with how to build quality benefits packages for executives, how to transition the company's ownership to a partner or family member and how to save for retirement. In addition, executives and other key employees often have personal insurance needs. These needs are the focus of our products within the individual life insurance arena.

Products and Services

        We offer a variety of individual life insurance products, including universal life insurance, variable universal life insurance and term life insurance. We target the personal insurance needs of owners and executives of small and medium-sized businesses with an increasing focus on providing insurance solutions for nonqualified executive benefits. In addition, we market our products to meet traditional retail insurance needs.

        Universal and Variable Universal Life Insurance.    Universal and variable universal life insurance products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected. For the year ended December 31, 2010, 80% of individual life insurance annualized first year premium sales were generated from universal and variable universal life insurance products. Universal and variable universal life insurance represents 63% of individual life insurance premium and deposits for the year ended December 31, 2010, and 48% of individual life insurance in force as of December 31, 2010. Variable universal life insurance products represented 32% of our universal and variable universal life insurance deposits for the year ended December 31, 2010.

        After a deduction for policy level expenses, we credit net deposits to an account maintained for the policyholder. For universal life contracts, the entire account balance is invested in the general account. Interest is credited to the policyholder's account based on the earnings on general account investments. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of separate account choices. Interest is credited on amounts allocated to the Principal Life general account in the same manner as for universal life. Net investment performance on separate account investments is allocated directly to the policyholder accounts; the policyholder bears the investment risk. Some of our universal life and variable universal life insurance contracts contain what are commonly referred to as "secondary" or "no-lapse" guarantee provisions. A no-lapse guarantee keeps the contract in force, even if the contractholder's account balance is insufficient to cover all of the contract charges, provided that the contractholder has continually paid a specified minimum premium.

        Traditional Life Insurance.    Traditional life insurance includes participating whole life, adjustable life products and non-participating term life insurance products. Participating products and non-participating term life insurance products represented 6% and 14%, respectively, of our individual life insurance annualized first year premium sales for the year ended December 31, 2010, and 19% and 33%, respectively, of individual life insurance in force as of December 31, 2010. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to set the coverage period, premium and face amount combination. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Policyholder dividends are not paid on term insurance.

Specialty Benefits Insurance

        Specialty benefits insurance, which includes group dental, vision, life and disability insurance and individual disability insurance is an important component of the employee benefit offering at small and medium-sized businesses. We offer traditional employer sponsored and voluntary products for group dental, vision, life and disability. We also offer group dental, vision, and disability on a fee-for-service basis. We began selling our first specialty benefit products in 1941 with group disability and group life insurance. We began selling individual disability insurance in 1952 and group dental and group vision insurance in the late 1960s. Effective January 1, 2011, Principal Wellness Company, a provider of wellness services since 2004, transitioned to the Specialty Benefits Insurance division. Also effective January 1, 2011, our fee-for-service group dental, vision, and disability business transitioned to this division.

Products and Services

        Group Dental and Vision Insurance.    Group dental and vision insurance plans provide partial reimbursement for dental and vision expenses. As of December 31, 2010, we had nearly 33,000 group dental and vision insurance policies in force covering over 868,000 employee lives. According to LIMRA, we were the 8th largest group dental insurer in terms of number of contracts/employer groups in force in 2009. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Employers Dental Services, Inc. subsidiary.

        Group Life Insurance.    Group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2010, we had nearly 45,000 group policies providing nearly $105.8 billion of group life insurance in force to approximately 1.8 million employee lives. According to LIMRA in 2009, we were ranked 3rd in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 96% and 4%, respectively, of our total group life insurance in force as of December 31, 2010. We no longer market group universal life insurance to new employer groups.

        Group Disability Insurance.    Group disability insurance provides a benefit to insured employees who become disabled. In most instances, this benefit is in the form of a monthly income. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. Long-term disability represents 64% of total group disability premium, while short-term disability represents 36% of total group disability premium. In addition, we provide disability management services, also called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of

December 31, 2010, we served approximately 1.2 million employee lives under nearly 30,000 contracts, with our group short-term disability business being ranked 4th and our group long-term disability business being ranked 7th in the U.S. as of December 31, 2009, in terms of number of contracts/employer groups in force, according to LIMRA.

        Individual Disability Insurance.    Individual disability insurance products provide a benefit to the insured member in the event he/she becomes disabled. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner's interest in the business, expenditures for replacement of a key person and business loan payments. As of December 31, 2010, we served approximately 131,000 individual disability policyholders, with our individual disability business being ranked 7th in the U.S. as of December 31, 2009, in terms of premium in force, according to LIMRA.

        Principal Wellness Company.    We recognize the importance of promoting healthy behavior. Principal Wellness Company contributes expertise in providing wellness screenings, counseling and services to employers and their employees, designed to improve health, reduce health insurance claim costs, reduce absenteeism and increase employee productivity.

        Fee-for-Service.    We offer administration of group dental, disability and vision benefits on a fee-for-service basis.

U.S. Insurance Solutions Markets and Distribution

        For each of our products, administration and distribution channels are customized to meet customer needs and expectations for that product.

        We sell our individual life and individual disability income products in all 50 states and the District of Columbia, primarily targeting owners and executives of small and medium-sized businesses. Small and medium-sized business sales represented 79% of individual life sales and 64% of individual disability sales for the year ended December 31, 2010, based on first year annualized premium. Our life insurance sales offer an enhanced focus to the Business Owner & Executive Solutions market. This strategy offers competencies to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income, and business protection. We believe the Business Owner & Executive Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

        We distribute our individual life and individual disability insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 35% of individual life insurance sales based on first year annualized premium and 15% of individual disability sales for the year ended December 31, 2010. We had 965 affiliated financial representatives in 28 offices. Although they are independent contractors, we have a close tie with affiliated financial representatives and we offer them benefits, training and access to tools and expertise. To meet the needs of the various marketing channels, particularly the independent brokers, we employ wholesale distributors — Regional Vice Presidents for individual life and Disability Income Regional Vice Presidents for individual disability. A key differentiator in the nonqualified executive benefit sale is our Regional Vice Presidents-Nonqualified Plans, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

        We market our group life, disability, dental and vision insurance products to small and medium-sized businesses, primarily targeting our sales toward owners and human resources professionals. We sell our group life, disability and dental products in all 50 states and the District of Columbia. We sell vision coverage in 48 states, plus the District of Columbia. We continually adapt our products and pricing to meet local market conditions. We market our fee-for-service capabilities to employers that self-insure their employees' dental, disability and vision benefits. We market our wellness and fee-for-service businesses in all 50 states and the District of Columbia.

        The group insurance market continues to see a shift to voluntary/worksite products. In keeping with this market change, which shifts the funding of such products from the employer to the employee, we have enhanced our focus on our voluntary benefits platform. We believe the voluntary/worksite market presents growth opportunities, and we will continue to develop strategies to capitalize on this expanding market.

        As of December 31, 2010, we had 96 sales representatives and 102 service representatives in 35 offices. Our sales representatives accounted for 94% of our group insurance sales for the year ended December 31, 2010. The group sales force plays a key role in the ongoing servicing of the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans and solving any administrative issues; communicating the customers' needs and feedback to us and helping employees understand the benefits of their plans.

Corporate Segment

        Our Corporate segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including interest expense and preferred stock dividends), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items. Results of our exited group medical insurance business are reported in this segment. For further details, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability."

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

        Competition in the retirement services market is very fragmented. Our main competitors in this market include Fidelity, ING, Mass Mutual, Vanguard and John Hancock. We believe the infrastructure and system support needed to meet the needs of the small and medium-sized business market is a significant barrier to entry for our competitors. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than we do. There were over 7,600 mutual funds in the U.S. as of December 31, 2009, according to the Investment Company Institute 2010 Investment Company Fact Book. The institutional asset management market has grown at a rapid pace over the last decade. Our primary competitors in this market are large institutional asset management firms, such as Black Rock, PIMCO, J.P. Morgan Chase, Morgan Stanley Investment Management and T. Rowe Price, some of which offer a broader array of investment products and services and are better known. The asset management business has relatively few barriers to entry and continually attracts new entrants. The variable annuity market is also highly competitive. We face strong competition from Lincoln Financial Group and John Hancock. Competition in the international markets in which we operate comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in a partnership with local firms, including ING, AXA, Allianz and American International Group, Inc. In the highly competitive U.S. insurance industry, our competitors include insurers such as Assurant, Guardian, UNUM, Lincoln Financial Group, MetLife, Sun Life, Prudential and John Hancock. We believe we distinguish ourselves from our competitors through our:

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

        Principal Life and Principal National Life Insurance Company ("PNLIC") have been assigned the following insurer financial strength ratings:

Rating Agency	Financial Strength Rating	Rating Structure
A.M. Best Company, Inc.	A+ ("Superior") with a stable outlook	Second highest of 16 rating levels
Fitch Ratings Ltd.	AA- ("Very Strong") with a negative outlook	Fourth highest of 21 rating levels
Moody's Investors Service	Aa3 ("Excellent") with a stable outlook	Fourth highest of 21 rating levels
Standard & Poor's	A ("Strong") with a positive outlook	Sixth highest of 21 rating levels

        A.M. Best's ratings for insurance companies range from "A++" to "S". A.M. Best indicates that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have superior ability to meet ongoing obligations to policyholders. Fitch's ratings for insurance companies range from "AAA" to "C". Fitch "AA" ratings indicate very strong capacity to meet policyholder and contractholder obligations on a timely basis. Moody's Investors Service ratings for insurance companies range from "Aaa" to "C". Moody's Investors Service indicates that "Aa" ratings are assigned to those companies that have demonstrated excellent financial security. Standard & Poor's ratings for insurance companies range from "AAA" to "R". Standard & Poor's indicates that "A" ratings are assigned to those companies that have demonstrated strong financial security characteristics. In evaluating a company's financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves, the soundness of its risk management programs, the experience and competency of its management and other factors. A.M. Best, Moody's and Fitch have stable outlooks on the U.S. life insurance industry. Standard & Poor's currently has a negative outlook on the U.S. life insurance industry but plans to review its outlook in early 2011. The rating agencies indicate they believe the economic recovery will be slow moving, hampering earnings recovery, and creating the potential for further credit losses, particularly in the commercial and residential mortgage asset classes. However, all agencies also indicate there are positive signs for the U.S. life insurance sector.

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

        In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") has established risk-based capital standards. The standards require life insurers to submit a report to state regulators on an annual basis regarding their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2010, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum level of risk-based capital requirements required before state insurance departments would take action against an insurer.

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

        Our Board of Directors and senior management are knowledgeable of and accountable for key risks. Our Board meets at least quarterly and regularly hears reports from the Chief Executive Officer, the business unit Presidents, the Chief Financial Officer and the Chief Investment Officer. The Board has several committees, which include the Audit Committee, the Finance Committee, the Human Resources Committee and the Nominating and Governance Committee that meet at least quarterly and address various aspects of risks. In addition, the Board of Directors and senior management receive quarterly updates from the Chief Risk Officer.

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

        Our enterprise risk management program is executed via a federated model. The Chief Risk Officer and the corporate risk units are independent of the business units, and work closely with the business units, providing oversight and integration of all risk management activities. Each business unit has its own risk committee and is responsible for identifying, monitoring, measuring and managing its risks, as well as monitoring how its risks impact the enterprise's overall risk exposure. The business units provide risk reports to the Chief Risk Officer quarterly with current risk management information.

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

  •
  Earnings at Risk, which is a measure of the potential volatility in operating earnings and net income relative to baseline operating earnings and net income under relatively adverse business and economic conditions.

  •
  Embedded Value at Risk, which is a measure of the potential volatility in embedded value relative to baseline embedded value under relatively adverse business and economic conditions.

  •
  Economic Total Asset Requirement, which is the total assets required to ensure that we can meet all of our obligations with a high degree of confidence. Economic Total Asset Requirement is the sum of Economic Reserves and Economic Capital.

Employees

        As of December 31, 2010, we had 13,627 employees. None of our employees are subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

Internet Website

        Our Internet website can be found at www.principal.com. We make available free of charge on or through our Internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the SEC. Also available free of charge on our Internet website is our code of business conduct and ethics, corporate governance guidelines and charters for the audit, finance, human resources and nominating and governance committees of our Board of Directors. Also see Item 10. "Directors, Executive Officers and Corporate Governance."

Item 1A.    Risk Factors

        This section provides an overview of the risks that may impact our performance in the future.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital.

        Since mid 2007, the capital and credit markets have been experiencing extreme volatility and disruption. Beginning in the second half of 2008, the volatility and disruption reached unprecedented levels and the markets exerted downward pressure on availability of liquidity and credit capacity for certain issuers. Although market conditions have improved, our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

        We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. For additional information regarding our exposure to interest rate risk and the impact of a downgrade in our financial strength ratings, see "— Changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period" and "— A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition." In the event our current internal sources of liquidity do not satisfy our needs, we may have to seek additional financing and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as customers' or lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

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

Continued difficult conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations.

        Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Recently, concerns over the slow economic recovery, level of U.S. national debt and structural deficits, European sovereign debt crisis, the U.S. mortgage market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the U.S. economy. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets, generally, and a wide range of financial institutions and markets, asset classes and sectors. Although liquidity has improved, the market for fixed income instruments has continued to experience some price volatility, credit downgrade events and elevated probabilities of default. Our AUM and revenues may decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

        Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence and inflation levels all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, negative investor sentiment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, reductions in employment levels of our existing employer customers may result in a reduction in membership levels and premium income for our specialty benefits products. Participants within the retirement plans for which we provide administrative services may elect to reduce or stop their payroll deferrals to these plans, which would reduce AUM and revenues. In addition, reductions in employment levels may result in a decline in employee deposits into retirement plans. Adverse changes in the economy could affect net income negatively and could have a material adverse effect on our business, results of operations and financial condition.

Continued volatility or further declines in the equity markets could reduce our AUM and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income.

        Domestic and international equity markets experienced severe declines and heightened volatility in 2008 and early 2009. Although equity markets have been recovering, equity values still remain below the values achieved in 2007. Because the revenues of our asset management and accumulation businesses are, to a large extent, based on the value of AUM, a decline in domestic and global equity markets will decrease our revenues. Turmoil in these markets could lead investors to withdraw from these markets, decrease their rates of investment or refrain from making new investments, which may reduce our net income, revenues and AUM.

        For further discussion on equity risk management, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Equity Risk."

Changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period.

        We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate values, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase unrealized losses in our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain segments of our life insurance and annuities businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain segments of our life insurance businesses, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset and liability duration mismatches.

        Our investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase unrealized losses in our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, offset by lower rates of return on funds reinvested. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

        Our exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. A widening of credit spreads would increase unrealized losses in the investment portfolio, would increase losses associated with credit-based derivatives we have sold that do not qualify or have not been designated for hedge accounting where we assume credit exposure and, if issuer credit spreads increase as a result of fundamental credit deterioration, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes from market volatility, which could have a material adverse effect on our results of operations or financial condition. Continuing challenges include continued weakness in the U.S. residential and commercial real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, declines in inflation-adjusted investments and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could continue to have a material adverse effect on our results of operations, financial condition or cash flows through realized losses, impairments and changes in unrealized positions.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income.

  An increase in defaults or write-downs on our fixed maturities portfolio may reduce our profitability.

        We are subject to the risk that the issuers of the fixed maturities we own will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of December 31, 2010, our U.S. investment operations held $46.3 billion of fixed maturities, or 77% of total U.S. invested assets, of which approximately 8.3% were below investment grade, including $633.7 million, or 1.37% of our total fixed maturities which we classified as either "problem," "potential problem" or "restructured." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities."

        Our U.S. fixed maturities portfolio includes securities collateralized by residential and commercial mortgage loans. As of December 31, 2010, our U.S. investment operations held $4.8 billion of residential mortgage-backed securities, of which $3.4 billion are Government National Mortgage Association, Federal National Mortgage Association or Federal Home Loan Mortgage Corporation pass-through securities, and $3.8 billion of commercial mortgage-backed securities, which represent in combination 19% of our total fixed maturities portfolio. For residential mortgage-backed securities, prepayment speeds, changes in mortgage delinquency or recovery rates, credit rating changes by rating agencies, change in property values underlying the loans and the quality of service provided by service providers on securities in our portfolios could lead to write-downs on these securities. For commercial mortgage-backed securities, changes in mortgage delinquency or default rates, interest rate movements, credit quality and vintage of the underlying loans, changes in property values underlying the loans and credit rating changes by rating agencies could result in write-downs of those securities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities."

        As of December 31, 2010, the international investment operations of our fully consolidated subsidiaries held $3.5 billion, or 65%, of total international invested assets in fixed maturities, of which 16% are government bonds. Some non-government bonds have been rated on the basis of the issuer's country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations." An increase in defaults on our fixed maturities portfolio could harm our financial strength and reduce our profitability.

  An increased rate of delinquency and defaults on our commercial mortgage loans, especially those with amortizing balloon payments, may adversely affect our profitability.

        Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $9.6 billion represented 14% of our total invested assets as of December 31, 2010. As of December 31, 2010, loans that were in the process of foreclosure totaled $13.5 million, or 0.1% of our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

        As of December 31, 2010, approximately $8.2 billion, or 85%, of our commercial mortgage loans before valuation allowance had amortizing balloon payment maturities. A balloon maturity is a loan with larger dollar amounts of payments becoming due in the later years of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with standard repayment schedules. Since most of the principal is repaid at maturity, the amount of loss on a default is generally greater than on other commercial mortgage loans. An increase in defaults on such loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

  We may have difficulty selling our privately placed fixed maturities, commercial mortgage loans and real estate investments because they are less liquid than our publicly traded fixed maturities.

        We hold certain investments that may lack liquidity, such as privately placed fixed maturities, commercial mortgage loans and real estate investments. These asset classes represented approximately 38% of the value of our invested assets as of December 31, 2010.

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

        We use derivative instruments to hedge various risks we face in our businesses. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." We enter into a variety of derivative instruments, including interest rate swaps, interest rate collars, swaptions, futures, currency swaps, currency forwards, credit default swaps and options, with a number of counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other investment funds and other institutions. For transactions where we are in-the-money, we are exposed to credit risk in the event of default of our counterparty. We limit our exposure to credit risk by establishing collateral agreements with nominal thresholds for a large majority of our counterparties. However, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. With regards to our derivative exposure, we have over-collateralization requirements on the portion of collateral we hold, based on the riskiness of the assets posted as collateral. We also have exposure to these financial institutions in the form of unsecured debt instruments and equity investments. Such losses or impairments to the carrying value of these assets may materially and adversely affect our business and results of operations.

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

        Commercial mortgage lending in the state of California accounted for 22%, or $2.1 billion, of our commercial mortgage loan portfolio as of December 31, 2010. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, such as earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California do not improve or continue to deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

Our valuation of fixed maturities and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

        Fixed maturities and equity securities reported at fair value on our consolidated statements of financial position represented the majority of our total cash and invested assets. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy is based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability's classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.

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

        Excluding separate account assets as of December 31, 2010, 2%, 96% and 2% of our net assets and liabilities reported at fair value represented Level 1, Level 2 and Level 3, respectively. Our Level 1 assets and liabilities primarily include exchange traded equity securities, mutual funds and U.S. Treasury bonds. Our Level 2 assets and liabilities primarily include fixed maturities (including public and private bonds), equity securities, over-the-counter derivatives and other investments for which public quotations are not available but that are priced by third-party pricing services or internal models using substantially all observable inputs. Our Level 3 assets and liabilities include certain fixed maturities, private equity securities, commercial mortgage loan investments and obligations of consolidated variable interest entities for which the fair value option was elected, complex derivatives and embedded derivatives. Level 3 securities contain at least one significant unobservable market input and as a result considerable judgment may be used in determining the fair values. These fair values are generally obtained through the use of valuation models or methodologies using at least one significant unobservable input or broker quotes. Prices provided by independent pricing services or independent broker quotes that are used in the determination of fair value can vary for a particular security.

        For additional information on our valuation methodology, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements."

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

The determination of the amount of allowances and impairments taken on our investments requires estimations and assumptions which are subject to differing interpretations and could materially impact our results of operations or financial position.

        The determination of the amount of allowances and impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

        Additionally, our management considers a wide range of factors about the instrument issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the instrument and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. For further information regarding our impairment methodology, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations  — Investments — U.S. Investment Operations — Fixed Maturities."

Gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income.

        Fixed maturities that are classified as available-for-sale ("AFS") are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities are recognized as a component of equity and are, therefore, excluded from net income. Our U.S. investment operations held gross unrealized losses on fixed maturities of $1.4 billion pre-tax as of December 31, 2010, and the component of gross unrealized losses for securities trading down 20% or more for over six months was approximately $1.0 billion pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value is determined to be other than temporary (referred to as an other-than-temporary impairment). Realized losses or impairments may have a material adverse impact on our net income in a particular quarter or annual period.

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

        Each of our segments faces strong competition. The primary competitors for our Retirement and Investor Services and Principal Global Investors segments are asset managers, banks, broker-dealers and insurers. Our ability to increase and retain AUM is directly related to the performance of our investments as measured against market averages and the performance of our competitors. Even when securities prices are generally rising, performance can be affected by investment styles. Also, there is a risk that we may not be able to attract and retain the top talent needed to compete in our industry.

        Competition for our Principal International segment comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in partnership with local firms.

        Our U.S. Insurance Solutions segment competes with insurers.

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

        We attempt to significantly reduce the impact of changes in interest rates on the profitability and retained earnings of our asset accumulation and insurance operations. We accomplish this reduction primarily by managing the duration of our assets relative to the duration of our liabilities. During a period of rising interest rates, policy surrenders, withdrawals and requests for policy loans may increase as customers seek to achieve higher returns. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to such surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. Because volatile interest rates and credit spreads often make it more difficult to sell certain fixed income securities, there is also a risk that we will find it difficult to raise the cash necessary to fund a very large amount of withdrawal activity. An increase in policy surrenders and withdrawals may also require us to accelerate amortization of deferred policy acquisition costs ("DPAC") relating to these contracts, which would further reduce our profitability.

        During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. For some of our products, such as GICs and funding agreements, we are unable to lower the rate we credit to customers in response to the lower return we will earn on our investments. In addition, it may be more difficult for us to maintain our desired spread between the investment income we earn and the interest we credit to our customers during periods of declining interest rates, thereby reducing our profitability. Interest rates are currently at historically low levels. If interests rates were to remain low over a sustained period of time, this would put additional pressure on our spreads, potentially resulting in unlocking of our DPAC asset and increases in reserves.

        For further discussion on interest rate risk management, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

If we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced.

        We distribute our asset accumulation, asset management and life and specialty benefit insurance products and services through a variety of distribution channels, including our own internal sales representatives, independent brokers, banks, broker-dealers and other third-party marketing organizations. We must attract and retain sales representatives to sell our products. Strong competition exists among financial services companies for efficient sales representatives. We compete with other financial services companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. If we are unable to attract and retain sufficient sales representatives to sell our products, our ability to compete and revenues from new sales would suffer.

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

        For example, if mortality rates are higher than our pricing assumptions, we will be required to make greater claims payments on our life insurance policies than we had projected. However, this risk may be partially offset by our payout annuity business, where an increase in mortality rates will result in a decrease in benefit payments. Our use of third party reinsurance also helps to mitigate this risk. Our results of operations may also be adversely impacted by an increase in morbidity rates.

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

        We allocated assets to the Closed Block as of July 1, 1998, in an amount such that we expected their cash flows, together with anticipated revenues from the policies in the Closed Block, to be sufficient to support the Closed Block business, including payment of claims, certain direct expenses, charges and taxes and to provide for the continuation of aggregate dividend scales in accordance with the 1997 policy dividend scales if the experience underlying such scales continued, and to allow for appropriate adjustments in such scales if the experience changed. We bear the costs of administrative expenses associated with Closed Block policies and, accordingly, these costs were not funded as part of the assets allocated to the Closed Block. Any increase in such costs in the future will be borne by us. As of December 31, 2010, Closed Block assets and liabilities were $4,583.6 million and $5,398.2 million, respectively.

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

        From time to time, the U.S. Congress, as well as foreign, state and local governments, considers legislation that could increase our tax costs. If such legislation is adopted, our profitability could be negatively impacted. We continue to evaluate the impact of potential tax reform, which lacks sufficient detail and is relatively uncertain, may have on our future results of operations and financial condition.

  Repeal or modification of the federal estate tax could reduce our revenues.

        The U.S. Congress has, from time to time, considered legislation modifying the federal estate tax regime. One such piece of legislation is the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, which became law on December 17, 2010. Among its many provisions were modifications to the estate tax for 2010, 2011 and 2012. These changes, while generally beneficial to taxpayers, are temporary in nature.

        If these favorable estate tax modifications are continued beyond 2012, there will potentially be some level of contraction in the estate planning market. It is possible that some segment of this existing business would be terminated or sold to investor groups. On the other hand, a portion of this coverage would likely be retained to pay other expenses such as state estate/inheritance taxes and/or capital gains taxes. In addition, increasing estate values may somewhat offset favorable estate tax changes.

        We have nearly $27.6 billion of estate tax-related life insurance from just over 19,000 policies in force as of December 31, 2010. This block of policies accounts for nearly $292.5 million of annual recurring life insurance premium. In addition, this block of business represents over $1.6 billion of policy cash value.

        Based on an average of the last three years of estimated new sales of estate-tax related products, we have issued approximately 1,500 policies annually, representing $43.5 million of annual premium and nearly $4.2 billion of death benefits.

  The health care reform legislation recently passed by Congress could adversely affect our profitability.

        In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. The provisions of these new laws include, among others, imposing significant new non-deductible federal premium taxes and other assessments on health insurers, limiting Medicare Advantage payment rates and reducing the Medicare Part D coverage gap, stipulating a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs, guaranteed coverage requirements, elimination of preexisting condition exclusions and annual and lifetime maximum limits, restrictions on the extent to which policies can be rescinded and additional regulations governing premium rate increase requests. Implementation of the provisions of these new laws generally varies from as early as six months from the date of enactment to as long as 2018.

        There are numerous steps required to implement these laws including, for example, regulation necessary to determine the methodology of calculating minimum ratios for medical expenditures. Further, various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these reforms, the numerous steps required to implement them and our third quarter 2010 decision to exit the group medical insurance business, we cannot predict what additional health insurance reforms will be implemented at the federal or state level or the effect that any future legislation or regulation will have on our business.

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

  Financial services regulatory reform may reduce our profitability or impact how we do business.

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") was enacted and signed into law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementation rules and regulations. The federal agencies are given significant discretion in drafting the implementation rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act will not be known for many months or years. In addition, the legislation mandates multiple studies and reports for Congress, which could result in additional legislative or regulatory action.

        It is anticipated that we will receive oversight from the Federal Reserve including various capital and liquidity requirements due to our wholly-owned Savings & Loan subsidiary. It is possible that we could be labeled as "Systemically Important" by the Financial Stability Oversight Council which brings with it even more oversight and prudential standards from the Federal Reserve. It is also possible that we will be labeled a "Major Swap Participant" that will require more oversight of current and future derivative transactions under the separate jurisdictions of the SEC and the Commodities Futures Trading Commission. This will include trading swaps through either regulated exchanges or approved clearinghouses, and require additional collateral to support derivatives transactions.

        The changes resulting from the Dodd-Frank Act and the yet to be written implementation rules and regulations may lower the profitability of our business activities, require changes to certain of our business practices or otherwise adversely affect our business.

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

        Potential impacts may include the following:

  •
  Changes in temperatures and air quality may adversely impact our mortality and morbidity rates. For example, increases in the level of pollution and airborne allergens may cause an increase in upper respiratory and cardiovascular diseases, leading to increased claims in our insurance businesses. However, the risk of increased mortality on our life insurance business may be partly offset by our payout annuity business, where an increase in mortality results in a decrease in benefit payments.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2010, we own 26 properties in our home office complex in Des Moines, Iowa, and in various other locations. Of these 26 properties, 12 are office buildings, 1 is a warehouse facility, 11 are parking lots and ramps, 1 is a park/green space, and 1 is a childcare center. Of the office and warehouse space, we occupy approximately 92% of the 2.7 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants or is occupied by the property management company servicing these properties. Of the parking properties there are approximately 6,728 stalls. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

Item 3.    Legal Proceedings

        Disclosure concerning material legal proceedings can be found in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" under the caption, "Litigation and Regulatory Contingencies," which is incorporated here by this reference.

Executive Officers of the Registrant

        The following information is furnished with respect to our executive officers, each of whom is elected by and serves at the pleasure of the Board of Directors.

        Daniel J. Houston, 49, who heads the Retirement and Investor Services and U.S. Insurance Solutions segments of our operations, was named President, Retirement, Insurance and Financial Services of the Company and Principal Life on January 1, 2010. He was President, Retirement and Investor Services, from February 2008 until January 2010, and was Executive Vice President, Retirement and Investor Services, from June 2006 to February 2008. He has served as a Senior Vice President of Principal Life since 2000.

        Ellen Z. Lamale, 57, has been Senior Vice President and Chief Risk Officer of the Company and Principal Life since May 2008. Prior to that time, she was Senior Vice President and Chief Actuary of the Company since April 2001 and of Principal Life since June 1999 and has served as the Company's chief risk officer since 2005.

        Julia M. Lawler, 51, has been Senior Vice President and Chief Investment Officer of the Company and of Principal Life since July 2002. From 2000 - 2002, she was President of the Real Estate Equity Group of Principal Global Investors, LLC. From 1999 - 2000, she was Vice President — Capital Markets.

        Terrance J. Lillis, 58, has been Senior Vice President and Chief Financial Officer of the Company and of Principal Life since August 2008 and Senior Vice President of the Company and Principal Life since May 2008. Prior to that time, he was Chief Financial Officer — Retirement and Investor Services division of Principal Life since December 2001.

        James P. McCaughan, 57, who heads the Principal Global Investors segment of our operations, has been President, Principal Global Investors of the Company and of Principal Life since December 2003. Prior to that time, he served as Executive Vice President and global head of asset management for the Company and Principal Life since April 2002. From 2000 - 2002, he was Chief Executive Officer of the Americas division of Credit Suisse Asset Management in New York, New York.

        Mary A. O'Keefe, 54, who heads Corporate Relations, has been Senior Vice President and Chief Marketing Officer of the Company and Principal Life since February 2005, Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since January 1998.

        Gary P. Scholten, 53, has been Senior Vice President and Chief Information Officer of the Company and Principal Life since November 2002. From 1998 - 2002, he was Vice President of retail information services of Principal Life.

        Karen E. Shaff, 56, has been Executive Vice President and General Counsel of the Company and of Principal Life since February 2004. Prior thereto, she was Senior Vice President and General Counsel of the Company since April 2001, and Senior Vice President and General Counsel of Principal Life since January 2000.

        Norman R. Sorensen, 65, who heads the Principal International segment of our operations, was named president of that segment on February 24, 2010. He has been President and Chief Executive Officer of Principal International, Inc. since 1998, and served as Executive Vice President, Principal International, of the Company and Principal Life since February 2008, Senior Vice President, Principal International of the Company, since April 2001, and Senior Vice President of Principal Life since December 1998.

        Larry D. Zimpleman, 59, has been a Director of the Company and Principal Life since 2006. He has been Chairman, President and Chief Executive Officer of the Company and Principal Life since May 2009 and was President and Chief Executive Officer of the Company and Principal Life from May 2008 to May 2009. Prior thereto, he was President and Chief Operating Officer of the Company and Principal Life from 2006 to May 2008. He was President, Retirement and Investor Services of the Company and of Principal Life from December 2003 through May 2006. Mr. Zimpleman served as chairman of the board and a director of the Principal Funds from December 2001 to December 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 9, 2011, there were 429,690 stockholders of record of our common stock.

        The following table presents the high and low prices for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends
2010
First quarter	$29.61	$20.89	—
Second quarter	$31.41	$23.33	—
Third quarter	$26.64	$21.19	—
Fourth quarter	$33.34	$25.42	$0.55
2009
First quarter	$24.80	$5.41	—
Second quarter	$24.90	$7.74	—
Third quarter	$30.87	$16.77	—
Fourth quarter	$30.07	$22.20	$0.50

        We declared an annual cash dividend of $0.55 per common share on November 1, 2010, and paid such dividend on December 3, 2010, to stockholders of record on the close of business on November 19, 2010. We declared an annual cash dividend of $0.50 per common share on October 26, 2009, and paid such dividend on December 4, 2009, to stockholders of record on the close of business on November 13, 2009. Future dividend decisions will be based on and affected by a number of factors, including our operating results and financial requirements and the impact of regulatory restrictions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations  — Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay us dividends.

        The following table presents the amount of our share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1, 2010 — January 31, 2010	9,357	$24.11	—	$250.0
February 1, 2010 — February 28, 2010	40	$25.26	—	$250.0
March 1, 2010 — March 31, 2010	66,944	$23.22	—	$250.0
April 1, 2010 — April 30, 2010	9,411	$25.68	—	$250.0
May 1, 2010 — May 31, 2010	403	$23.24	—	$250.0
June 1, 2010 — June 30, 2010	—	$—	—	$250.0
July 1, 2010 — July 31, 2010	8,794	$23.85	—	$250.0
August 1, 2010 — August 31, 2010	891	$25.07	—	$250.0
September 1, 2010 — September 30, 2010	3,428	$23.21	—	$250.0
October 1, 2010 — October 31, 2010	1,657	$26.80	—	$250.0
November 1, 2010 — November 30, 2010	—	$—	—	$250.0
December 1, 2010 — December 31, 2010	6,077	$29.33	—	$250.0

Total	107,002		—

(1)
Reflects the number of shares of common stock utilized to execute certain stock incentive awards in 2009.

(2)
During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. As of December 31, 2010, $250.0 million remained under the November 2007 authorization. We suspended purchases of our common stock effective October 13, 2008, under the existing share repurchase program.

Item 6.   Selected Financial Data

        The following table sets forth certain selected historical consolidated financial information. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for each of the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for the years ended December 31, 2007 and 2006 and as of December 31, 2008, 2007 and 2006 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as "Other Supplemental Data") has been prepared in accordance with U.S. GAAP.

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

	As of or for the year ended December 31,
	2010 (1)	2009 (1)	2008 (1)	2007	2006
	($ in millions, except per share data and as noted)
Income Statement Data:
Revenues:
Premiums and other considerations	$3,555.5	$3,750.6	$4,209.2	$4,634.1	$4,305.3
Fees and other revenues	2,298.1	2,096.0	2,426.5	2,634.7	1,902.5
Net investment income	3,496.5	3,400.8	3,994.3	3,966.5	3,622.5
Net realized capital gains (losses)	(191.5)	(398.3)	(694.1)	(328.8)	44.7

Total revenues	$9,158.6	$8,849.1	$9,935.9	$10,906.5	$9,875.0

Income from continuing operations, net of related income taxes	$717.2	$645.7	$465.8	$864.3	$1,055.7
Net income	$717.2	$645.7	$465.8	$884.5	$1,084.6
Earnings per Common Share Data:
Income from continuing operations, net of related income taxes, per share:
Basic	$2.08	$1.98	$1.64	$3.04	$3.67
Diluted	$2.06	$1.97	$1.63	$3.01	$3.64
Net income per share:
Basic	$2.08	$1.98	$1.64	$3.12	$3.78
Diluted	$2.06	$1.97	$1.63	$3.09	$3.74
Cash dividends per common share	$0.55	$0.50	$0.45	$0.90	$0.80
Balance Sheet Data:
Total assets	$145,631.1	$137,759.4	$128,182.4	$154,520.2	$143,658.1
Long-term debt	$1,583.7	$1,584.6	$1,290.5	$1,398.8	$1,511.3
Series A preferred stock	$—	$—	$—	$—	$—
Series B preferred stock	0.1	0.1	0.1	0.1	0.1
Total stockholders' equity	9,885.0	8,016.4	2,569.3	7,519.3	7,919.6
Other Supplemental Data:
AUM ($ in billions)	$318.8	$284.7	$247.0	$311.1	$256.9

(1)
For a discussion of items materially affecting the comparability of 2010, 2009 and 2008, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations."

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses our financial condition as of December 31, 2010, compared with December 31, 2009, and our consolidated results of operations for the years ended December 31, 2010, 2009 and 2008, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

Overview

        We provide financial products and services through the following reportable segments:

  •
  Retirement and Investor Services, which consists of our asset accumulation operations that provide retirement savings and related investment products and services. We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses. We offer to businesses products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans and employee stock ownership plan consulting services. We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals.

  •
  Principal Global Investors, which consists of our asset management operations, offers an extensive range of equity, fixed income and real estate investments as well as specialized overlay and advisory services to institutional investors.

  •
  Principal International, which offers retirement products and services, annuities, mutual funds, institutional asset management and life insurance accumulation products through operations in Brazil, Chile, China, Hong Kong SAR, India, Indonesia, Malaysia, Mexico, Singapore and Thailand.

  •
  U.S. Insurance Solutions, which provides individual life insurance as well as specialty benefits in the U.S. Our individual life insurance products include universal and variable universal life insurance and traditional life insurance. Our specialty benefit products include group dental and vision insurance, individual and group disability insurance and group life insurance. Effective January 1, 2011, wellness services and fee-for-service claims administration transitioned to the Specialty Benefits division from the Corporate segment.

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

Economic Factors and Trends

        Continuing improvement in the equity markets since the latter half of 2009 led to increases in our Retirement and Investor Services segment's account values and our Principal Global Investors segment's AUM relative to year-end 2008. Since account values and AUM are the base by which these businesses generate profits, the increase in account values and AUM has contributed to the overall improvement of our profits.

        In our Principal International segment, we continued to grow our business organically through our existing subsidiaries and joint ventures and through strategic acquisitions. The global credit market disruptions, market illiquidity and foreign currency depreciation during the second half of 2008 resulted in a decrease in our Principal International segment's AUM in 2008. AUM levels increased significantly during 2010 and 2009 as a result of positive net customer cash flows, increasing equity markets and foreign currency appreciation.

        In our U.S. Insurance Solutions segment, we continue to shift the marketing emphasis of our individual life insurance business to universal life insurance products from traditional life insurance products. Our specialty benefits insurance business is experiencing a slowdown in growth relative to prior years due to a combination of lower sales and higher lapses in our group lines, as well as reduced growth in salaries and the number of covered lives of our existing group customers. This slowdown is a direct reflection of the increasingly competitive marketplace and economic pressures facing our customers.

        The credit market disruptions that began in 2008 resulted in an increase in our realized capital losses, which are reflected in net income, and volatility of unrealized capital losses, which are reflected in accumulated other comprehensive income. Through this stressed environment our assets and liabilities have performed as expected, and accordingly, a majority of our unrealized losses were never realized as we were not a forced seller of assets. Due to the aforementioned market conditions, we built additional liquidity in 2008 and into 2009 by increasing cash and cash equivalent holdings. During this period, new cash inflows were primarily invested in cash, short-term government-backed securities and other liquid investments. As a result of the move to increase cash holdings, yields were lower than historically experienced. Although we will continue to invest a higher percentage of our assets in more liquid investments relative to historical levels, recent market conditions have allowed us to incrementally invest in other investments that are expected to enhance investment yields. During 2010, realized capital losses continued to decrease and we moved to a net unrealized capital gain position as compared to a net unrealized capital loss position at the end of 2009. Additionally, yields showed modest improvement in 2010 from 2009 levels.

Profitability

        Our profitability depends in large part upon our:

  •
  amount of AUM;

  •
  spreads we earn on our general account asset accumulation business that result from the difference between what we earn and what we credit to policyholders;

  •
  ability to generate fee revenues by providing administrative and investment management services;

  •
  ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the related expenses;

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

Valuation and Impairment of Fixed Income Investments

        Fixed Maturities.    Fixed maturities include bonds, mortgage-backed securities, redeemable preferred stock and certain non-redeemable preferred stock. We classify our fixed maturities as either available-for-sale or trading and, accordingly, carry them at fair value in the consolidated statements of financial position. The fair values of our public fixed maturities are primarily based on market prices from independent pricing services. In addition, 22% of our invested asset portfolio is invested in fixed maturities that are private market assets, where there are no readily available market quotes to determine the fair market value. The majority of these assets are valued using a spread pricing matrix that utilizes observable market inputs. Securities are grouped into pricing categories that vary by asset class, sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions among others. See item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion.

        If we are unable to price a fixed maturity security from third party pricing vendors we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information to the extent available. Less than 1% of our fixed maturities were valued using internal models.

        A rate increase based on the combined movement of interest rates and credit spreads of 100 basis points would produce a total value of approximately $39.5 billion, as compared to the recorded amount of $41.3 billion related to our fixed maturity, available-for-sale assets held by the Principal Life general account as of December 31, 2010. Given the recent unprecedented market disruption, a 100 basis point movement in the combined portfolio rate is reasonably likely.

        We had a $2,154.6 million increase in net unrealized gains within the U.S. fixed maturities, available-for-sale portfolio for the year ended December 31, 2010, of which an approximate $1.0 billion net unrealized gain can be attributed to an approximate 57 basis points decrease in interest rates and the remaining net unrealized gains related to other market factors. We had a $6,269.9 million decrease in net unrealized losses for the year ended December 31, 2009, of which an approximate $1.9 billion net unrealized loss can be attributed to an approximate 110 basis points increase in interest rates. This was more than offset by net unrealized gains related to other market factors.

        Fixed maturities classified as available-for-sale are subject to impairment reviews. When evaluating fixed maturities for impairment, we consider relevant facts and circumstances in evaluating whether a credit or interest-related impairment is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows and (5) our intent to sell a security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. Prior to 2009, our ability and intent to hold fixed maturities for a period of time that allowed for the recovery in value was considered rather than our intent to sell those securities. When it is determined that the decline in value is other than temporary the carrying value of the security is reduced to its fair value, and a corresponding impairment loss is reported primarily in net income, with noncredit impairment losses for certain fixed maturities we do not intend to sell reported in other comprehensive income.

        There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security until it recovers in value. Any of these situations could result in a charge to net income in a future period. At December 31, 2010, we had $10,588.6 million in available-for-sale fixed maturities with gross unrealized losses totaling $1,488.8 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads. Net income would be reduced by approximately $1,488.8 million, on a pre-tax basis, if all the securities in an unrealized loss position were deemed to be other than temporarily impaired and our intent was to sell all such securities.

        Mortgage Loans.    Mortgage loans consist primarily of commercial mortgage loans. At December 31, 2010, the carrying value of our commercial mortgage loans was $9,609.0 million. Commercial mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

        Commercial mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a valuation allowance is created for the difference between the carrying amount of the mortgage loan and the estimated value less cost to sell. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral.

        The determination of the calculation and the adequacy of the mortgage loan valuation allowance and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the mortgage loan valuation allowance and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The calculation for determining mortgage impairment amounts requires estimating the amounts and timing of future cash flows expected to be received on specific loans, estimating the value of the collateral and gauging changes in the economic environment in general. The total valuation allowance can be expected to increase when economic conditions worsen and decrease when economic conditions improve. For more detailed information concerning mortgage loan valuation allowances and impairments, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Mortgage Loans," and Item 8. "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Footnote 4, Investments — Mortgage Loan Valuation Allowance."

        We utilize an internally developed model to provide estimates and timing of loan losses. To assess the sensitivity of the loans to foreclosure and loss severities, the loans were stressed using a base downside scenario and a severe downside scenario. The base downside scenario stressed the portfolio to an economic state that included delinquencies increasing to the 1%-3% range, higher than average commercial property vacancies in excess of equilibrium levels and flat to minimal space absorption. The severe downside scenario assumed another recession starting with the worst historical economic state and persistence of that state for four years. Characteristics of the worst economic state include significantly above average commercial mortgage delinquencies in excess of 5%, very high commercial real estate property vacancies significantly above equilibrium levels and zero to negative space absorption. The maximum negative effect on one year pre-tax net income from use of these models was $25 - $40 million in the base downside scenario and $90 - $115 million under the severe downside scenario.

        We have a large experienced commercial real estate staff centrally located in Des Moines, which includes commercial mortgage underwriters, loan closers, loan servicers, engineers, appraisers, credit analysts, research staff, legal staff, information technology personnel and portfolio managers. Experienced commercial real estate senior management adheres to a disciplined process in reviewing all transactions for approval on a consistent basis. The typical commercial mortgage loan for us averages in the mid 40% percent loan-to-value range at origination with a net operating income coverage ratio of 3.5 times the annual debt service and is internally rated AA- on a bond equivalent basis. Based on the most recent analysis, our commercial mortgage loan portfolio, excluding mortgage loans held in our Principal Global Investors segment, has an overall loan-to-value ratio of 66% with a 1.8 times debt service coverage. The large equity cushion and strong debt service coverage in our commercial mortgage investments will help insulate us from stress during times of weak commercial real estate fundamentals.

Derivatives

        We primarily use derivatives to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. The fair values of over-the-counter derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis, 90.9% of our over-the-counter derivative assets and liabilities are valued using pricing valuation models, while the remaining 9.1% are valued using broker quotes. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices, and volatility, as well as other contributing factors.

        We also issue certain annuity contracts and other insurance contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion. We include our assumption for own non-performance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $2.1 million, net of DPAC and income taxes, based on December 31, 2010, reported amounts. The use of risk margins for the valuation of embedded derivatives increases the fair value of the embedded derivative liabilities.

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

        Amortization Based on Estimated Gross Profits.    DPAC for universal life-type insurance contracts, participating life insurance policies and certain investment contracts are amortized over the expected lifetime of the policies in relation to estimated gross profits ("EGP"). In addition to DPAC, the following actuarial balances are also amortized in relation to EGP or contract assessments.

  •
  Sales inducement asset — Sales inducements are amounts that are credited to the contractholder's account balance as an inducement to purchase the contract. Like DPAC, the cost of the sales inducement is capitalized and amortized over the expected life of the contract, in proportion to EGP.

  •
  Unearned revenue liability — An unearned revenue liability is established when we collect fees or other policyholder assessments that represent compensation for services to be provided in future periods. These revenues are deferred and then amortized over the expected life of the contract, in proportion to EGP.

  •
  Reinsurance asset or liability — For universal-life type products that are reinsured, a reinsurance asset or liability is established to spread the net reinsurance costs or profits in proportion to the EGP on the underlying business.

  •
  Present value of future profits ("PVFP") — This is an intangible asset that arises in connection with the acquisition of a life insurance company or a block of insurance business. PVFP for universal life-type insurance contracts, participating life insurance policies and certain investment contracts is amortized over the expected life of the contracts acquired, in proportion to EGP.

  •
  Additional benefit reserves — These are additional liabilities that are established for annuity or universal life-type contracts that provide benefit guarantees, or for contracts that are expected to produce profits followed by losses. The liabilities are accrued in relation to estimated contract assessments.

        At issue and each valuation date, we develop an estimate of the expected future gross profits that contains assumptions relating to mortality, morbidity, lapses, investment yield and expenses. As actual experience emerges, the gross profits may vary from those expected either in magnitude or timing, in which case a true-up to actual occurs as a charge or credit to current net income. In addition, we are required to revise our assumptions regarding future experience if actual experience or other evidence suggests that earlier estimates should be revised. Both actions, reflecting actual experience and changing future estimates, can change both the current amount and the future amortization pattern of the DPAC asset and related actuarial balances.

        For individual variable life insurance, individual variable annuities and group annuities which have separate account U.S. equity investment options, we utilize a mean reversion methodology (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth rate assumption used for the calculation of EGP. If actual annualized U.S. equity market performance varies from our 8% long-term assumption, we assume different performance levels in the short term such that the mean return is equal to the long-term assumption over the mean reversion period. However, our mean reversion process generally limits assumed returns to a range of 4 - 12% during the mean reversion period. The 12% cap was reached during the third quarter of 2008, and the mean reversion rate has remained at the 12% cap since then. Therefore, until the mean reversion rate falls below the 12% cap, we will not adjust the equity return assumption by the amount needed to result in a mean return equal to the long-term assumption.

        Amortization Based on Premium-Paying Period.    DPAC of non-participating term life insurance and individual disability policies are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless a loss recognition event occurs. As of December 31, 2010, these policies accounted for 10% of our total DPAC balance.

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

        Sensitivities.    As of December 31, 2010, the net balance of DPAC and related actuarial balances, excluding balances affected by changes in other comprehensive income, was a $3,447.8 million asset. We perform sensitivity analyses to assess the impact that certain assumptions have on our DPAC and related actuarial balances. The following table shows the estimated immediate impact of various assumption changes on our DPAC and related actuarial balances.

Estimated impact to net income (1)
(in millions)
Reducing the future equity return assumption by 1%	$(7.4)
Reducing the future general account net investment return assumption by 0.5% (2)	$(131.6)
Removing the mean reversion methodology from the EGP calculation	$(15.7)
A one-time, 10% drop in equity market values	$(12.9)
Increasing all future lapse rate assumptions by 10% of the baseline assumption (3)	$(27.1)

(1)
Reflects the net impact of changes to the DPAC asset, sales inducement asset, unearned revenue liability, reinsurance asset or liability, PVFP and additional benefit reserves. Includes the impact on net income of changes in DPAC and related balances for our equity method subsidiaries. The DPAC and related balances of the equity method subsidiaries are not included in the total DPAC balance listed above as they are not fully consolidated.

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

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and intangible assets with indefinite lives are not amortized; rather, we test the carrying value for impairment at least annually at the reporting unit level, which is a business one level below the operating segment. We formally conduct our annual goodwill and other intangible asset impairment testing during the fourth quarter. Under certain circumstances, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies" for further discussion.

        We are required to perform a two-step test in our evaluation of the carrying value of goodwill. In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value is greater than the carrying value, then the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required. If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required. In Step 2, the reporting unit's goodwill implied fair value is determined. The reporting unit's fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test. If the implied fair value of the reporting unit's goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value.

        The determination of fair value for our reporting units is primarily based on an income approach whereby we use discounted cash flows for each reporting unit. When available, and as appropriate, we use market approaches or other valuation techniques to corroborate discounted cash flow results. The discounted cash flow model used for each reporting unit is based on either income or distributable cash flow, depending on the reporting unit being valued.

        For the income model, we determine fair value based on the present value of the most recent income projections for each reporting unit and calculate a terminal value utilizing a terminal growth rate. The significant assumptions in the operating income model include: income projections, including the underlying assumptions; discount rate and terminal growth rate.

        For the distributable cash flow model, we determine fair value based on the present value of projected statutory net income and changes in required capital to determine distributable income for the respective reporting unit. The significant assumptions in the distributable cash flow model include: required capital levels; income projections, including the underlying assumptions; discount rate; new business projection period and new business production growth.

        We performed an interim goodwill impairment test as of September 30, 2010, in response to our decision to exit the group medical insurance business. As a result of the shortened period of projected cash flows, we determined the goodwill related to this reporting unit within our Corporate operating segment was impaired and it was written down to a value of zero. We recorded a $43.6 million pre-tax impairment loss as an operating expense during third quarter 2010 in the consolidated statements of operations.

        Intangible assets with useful lives are amortized as related benefits emerge and are reviewed periodically for indicators of impairment in value. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the current carrying value of the asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over their fair value. For those assets amortized as related benefits emerge, the most significant assumptions involved in the estimation of future benefits include surrender/lapse rates, interest margins and mortality.

        Other than impairments related to our decision to exit the group medical insurance business, we did not recognize a material impairment in our 2010 consolidated statement of operations. Investment management contracts acquired in our 2006 purchase of WM Advisors, Inc. are considered an indefinite lived intangible and are the most material intangible asset included in our 2010 consolidated statement of financial position with a carrying value of $608.0 million. Positive net cash flows and expected future flows combined with significantly lower than expected expenses more than offset lower than expected market returns on the underlying assets acquired. As a result, the fair value of this intangible asset as of December 31, 2010, was in excess of its carrying value. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $345.4 million and $834.6 million, respectively, as of December 31, 2010. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers. Additional information about impairments is described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2, Goodwill and Other Intangible Assets."

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

Benefit Plans

        The reported expense and liability associated with pension and other postretirement benefit plans requires the use of assumptions. Numerous assumptions are made regarding the discount rate, expected long-term rate of return on plan assets, turnover, expected compensation increases, health care claim costs, health care cost trends, retirement rates and mortality. The discount rate and the expected return on plan assets have the most significant impact on the level of expense.

        The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve. For 2010 year-end, this yield curve was the Principal Pension Discount Yield Curve ("Principal curve"), while for 2009 we utilized the Mercer Pension Discount Yield Curve ("Mercer curve"). Prior to 2009 we used the Citigroup Pension Liability Discount Yield Curve. We changed curves based on research performed in 2009 and believe the Mercer and Principal curves better comply with applicable accounting standards. We used the Mercer curve only as a temporary measure until the Principal curve was available. Based on this methodology for the 2010 year-end, we set the discount rate at 5.65%. A 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation and the 2011 Net Periodic Pension Cost ("NPPC") by approximately $72.4 million and $11.0 million, respectively. A 0.25% decrease in the discount rate would increase the other postretirement benefits Accumulated Postretirement Benefit Obligation by approximately $3.8 million and would have a nominal impact on the 2011 Net Periodic Benefit Cost ("NPBC"). A 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with those noted above.

        The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy and the tax structure of the trusts. For the 2010 NPPC and 2010 NPBC, an 8.00% and 7.30% weighted average long-term rate of return was used, respectively. For the 2011 NPPC and 2011 NPBC, an 8.00% and 7.30% weighted average long-term rate of return assumption, respectively, will also be used. A 0.25% decrease in the assumed long-term rate of return would increase 2011 NPPC by approximately $3.5 million and the 2011 NPBC by approximately $1.2 million. A 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2010.

        The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation. Actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees, which is approximately 7 years for pension costs and approximately 12 years for other postretirement benefit costs. Prior service costs are amortized on a weighted average basis over approximately 4 years for pension and 5 years for other postretirement benefit costs.

        See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits."

Income Taxes

        We provide for income taxes based on our estimate of the liability for taxes due. Our tax accounting represents management's best estimate of various events and transactions, such as completion of tax audits or establishment of, or changes to, a valuation allowance associated with certain deferred tax assets, which could affect our estimates and effective income tax rate in a particular quarter or annual period. In determining the need for a valuation allowance, we consider many factors, including future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and any tax planning strategies we would employ to realize the tax benefit.

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

        In addition, the amount of income taxes paid is subject to audits in various jurisdictions. Tax benefits are recognized for book purposes when the more-likely-than-not threshold is met with regard to the validity of an uncertain tax position. Once this threshold is met, for each uncertain tax position we recognize in earnings the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the Internal Revenue Service or other income taxing authorities for audits ongoing or not yet commenced.

        We had $230.9 million and $243.6 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2010 and 2009, respectively. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

Transactions Affecting Comparability of Results of Operations

Dispositions

        We entered into disposition agreements or disposed of the following businesses, among others, during the past three years:

        Post Advisory Group, LLC.    Effective January 1, 2009, we sold certain fixed income asset management contracts within our Post Advisory Group, LLC subsidiary, at which time we realized benefits from the cancellation of deferred compensation agreements. The AUM associated with this sale totaled $3.8 billion. The total cash proceeds of up to $50.0 million are expected to be received over a four year time period. The initial $2.2 million cash down payment was received in the second quarter of 2009.

        The transaction does not qualify for discontinued operations treatment under U.S. GAAP. The realized capital gain from the sale, which is reflected in our Principal Global Investors segment, is not material.

Other

        Group Medical Insurance Business.    On September 30, 2010, we announced our decision to exit the group medical insurance business (insured and administrative services only) and entered into an agreement with United Healthcare Services, Inc. to renew group medical insurance coverage for our customers as the business transitions. The exiting of the group medical insurance business does not yet qualify for discontinued operations treatment under U.S. GAAP. Therefore, the results of operations for the group medical insurance business are still included in our consolidated income from continuing operations.

        As a result of our decision to exit the group medical insurance business, amounts for our group medical insurance business, which had previously been reported in the Life and Health Insurance segment, are now reported in the Corporate segment and the Life and Health Insurance segment has been renamed the U.S. Insurance Solutions segment. Our segment results for 2009 and 2008 have been restated to conform to the current segment presentation. With the exception of corporate overhead, amounts related to our group medical insurance business previously included in segment operating earnings have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. The operating revenues associated with our exited group medical insurance business were $1,403.9 million, $1,610.6 million and $1,762.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The other after-tax adjustments associated with the after-tax earnings of our exited group medical insurance business were $24.0 million, $70.5 million and $96.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Brasilprev Seguros e Previdencia S.A.    On April 30, 2010, we signed definitive agreements with Banco, including the Shareholders Agreement governing the operations of our pension joint venture, Brasilprev. The agreements result in Brasilprev having, for 23 years, the exclusive right to distribute pension products within the Banco bank network and a reduction in our economic interest from 46% to 25%, which resulted in a $72.1 million after-tax net realized capital gain in the second quarter of 2010. Brasilprev will continue to be jointly managed and reported as an equity method investment in our Principal International segment. Due to the reduction in our economic interest, we expect to see a decline in our earnings from this operation in the near term.

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

        As a result of our decision to terminate our commercial mortgage securities issuance operation, amounts previously included in our Principal Global Investors segment operating earnings related to our commercial mortgage securities issuance operation have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. Our commercial mortgage securities issuance operation had operating revenues of $(0.8) million, $(0.5) million and $(32.2) million for the years ended December 31, 2010, 2009 and 2008, respectively, and after-tax operating losses of $0.5 million, $0.7 million and $28.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. The Principal International segment's operating earnings were positively impacted $15.2 million, negatively impacted $19.6 million and positively impacted $6.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates for our foreign operations. For a discussion of our approaches to foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

Effects of Inflation

        The impact of inflation has not had a material effect on our annual consolidated results of operations over the past three years. However, we may be materially affected by inflation in the future. For further discussion on inflation, see Item 1A. "Risk Factors — Continued difficult conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations."

Stock-Based Compensation Plans

        For information related to our stock-based compensation plans, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 17, Stock-Based Compensation Plans."

Defined Benefit Pension Expense

        The 2010 annual defined benefit pension expense for substantially all of our employees and certain agents was $109.5 million pre-tax, which was a $48.1 million decrease from the 2009 pre-tax pension expense of $157.6 million. This decrease is primarily due to actual asset returns in 2009 that were greater than expected, resulting in an actuarial gain and higher than expected plan assets as of December 31, 2009. The higher asset value increased the expected return on plan assets in 2010 and the actuarial gain reduced the previous actuarial loss and its amortization in 2010. The expected long-term return on plan assets and the discount rate used to develop the 2010 expense remained at the same 8.0% and 6.0% rates, respectively, used to develop the 2009 expense.

        The 2011 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $90.9 million pre-tax, which is an $18.6 million decrease from the 2010 pre-tax pension expense of $109.5 million. This decrease is primarily due to actual asset returns in 2010 that were higher than expected asset returns. The expected long-term return on plan assets used to develop the 2011 expense remained at the same 8.0% as was used to develop the 2010 expense, while the discount rate declined from 6.0% to 5.65%. Due to the exit of the group medical insurance business, the expense will be re-measured quarterly during 2011, with updated asset values and potentially different discount rates. The final expense for 2011 could be greater or less than $90.9 million.

Healthcare Reform

        During the first quarter of 2010, federal legislation was enacted that reformed the healthcare system. Among the many changes, the newly enacted healthcare legislation eliminates the tax deductibility of retiree prescription drug expenses incurred after 2012, up to the Medicare Part D subsidy amount, which had been allowed to encourage employers to offer retiree drug coverage. We recognized a $7.8 million negative impact to net income for the year ended December 31, 2010, associated with the release of the portion of our deferred tax asset on accrued retiree prescription drug expenses related to our employees that will no longer be tax-deductible after December 31, 2012.

        For additional healthcare reform information, see Item 1A. "Risk Factors — Changes in laws, regulations or accounting standards may reduce our profitability."

Recent Accounting Changes

        For recent accounting changes, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies."

Results of Operations

        The following table presents summary consolidated financial information for the years indicated:

				Increase (decrease)
	For the year ended December 31,
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
	(in millions)
Revenues:
Premiums and other considerations	$3,555.5	$3,750.6	$4,209.2	$(195.1)	$(458.6)
Fees and other revenues	2,298.1	2,096.0	2,426.5	202.1	(330.5)
Net investment income	3,496.5	3,400.8	3,994.3	95.7	(593.5)
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	48.7	54.9	(214.8)	(6.2)	269.7
Total other-than-temporary impairment losses on available-for-sale securities	(296.3)	(714.1)	(479.3)	417.8	(234.8)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	56.1	260.9	—	(204.8)	260.9

Net impairment losses on available-for-sale securities	(240.2)	(453.2)	(479.3)	213.0	26.1

Net realized capital losses	(191.5)	(398.3)	(694.1)	206.8	295.8

Total revenues	9,158.6	8,849.1	9,935.9	309.5	(1,086.8)
Expenses:
Benefits, claims and settlement expenses	5,338.4	5,334.5	6,219.9	3.9	(885.4)
Dividends to policyholders	219.9	242.2	267.3	(22.3)	(25.1)
Operating expenses	2,759.0	2,526.6	2,987.4	232.4	(460.8)

Total expenses	8,317.3	8,103.3	9,474.6	214.0	(1,371.3)

Income before income taxes	841.3	745.8	461.3	95.5	284.5
Income taxes (benefits)	124.1	100.1	(4.5)	24.0	104.6

Net income	717.2	645.7	465.8	71.5	179.9
Net income attributable to noncontrolling interest	17.9	23.0	7.7	(5.1)	15.3

Net income attributable to Principal Financial Group, Inc.	699.3	622.7	458.1	76.6	164.6
Preferred stock dividends	33.0	33.0	33.0	—	—

Net income available to common stockholders	$666.3	$589.7	$425.1	$76.6	$164.6

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

  Net Income Available to Common Stockholders

        Net income available to common stockholders increased primarily due to higher fees in our Retirement and Investor Services segment stemming from an increase in average account values, which resulted from continuing equity market improvement since the latter half of 2009. Our Principal Global Investors segment also had higher profitability due to higher fee revenues driven by an increase in average AUM, which resulted from continuing market improvement, as well as higher borrower fees from our real estate business resulting from higher transaction volumes and higher servicing fees. In addition, our Principal International segment had higher profitability primarily due to the strengthening of the Latin American currencies against the U.S. dollar, higher investment returns on assets not backing segment insurance products as a result of inflation in Chile during 2010 compared to deflation in 2009, and higher fee revenues driven by higher average AUM as a result of net customer cash flows and market performance. These increases in net income available to common stockholders were partially offset by an impairment of goodwill and severance accruals in the Corporate segment in the third quarter of 2010 associated with our decision to exit the group medical insurance business.

        The reduction in net realized capital losses was mostly offset by a corresponding increase in related DPAC amortization expense. Higher net realized capital losses in 2009 within our full service accumulation and individual annuities businesses resulted in lower DPAC amortization expense in 2009.

  Total Revenues

        Premiums decreased $205.3 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. In addition, U.S. Insurance Solutions segment premiums decreased $90.9 million primarily due to a decrease in membership in our specialty benefits insurance business and the expected continued decline from the decreasing block of traditional life insurance business. Partially offsetting these decreases was an $85.0 million increase in Retirement and Investor Services segment premiums primarily due to an increase in sales of annuities with life contingencies within our individual annuities and full service payout businesses.

        Fees increased $115.5 million for our Retirement and Investor Services segment primarily due to higher fee income stemming from an increase in average account values as a result of continuing equity market improvement since the latter half of 2009. Fees also increased $37.9 million for our Principal Global Investors segment primarily due to higher fee revenues driven by an increase in average AUM as well as higher borrower fees from our real estate business resulting from higher transaction volumes and higher servicing fees. In addition, fees increased $31.7 million for our Principal

International segment primarily due to higher investment management fees driven by higher average AUM as a result of local market performance and net customer cash flows coupled with the strengthening of the Latin American currencies against the U.S. dollar.

        Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of inflation in Chile during 2010 compared to deflation in 2009. This increase was partially offset by a decrease in average invested assets and cash, excluding the fair value adjustment associated with fixed maturities and equity securities, primarily due to our decision to scale back our investment only business. For additional information, see "Investments — Investment Results."

        Net realized capital gains (losses) can be volatile due to other than temporary impairments of invested assets, mark-to market-adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses decreased primarily due to lower impairments, net of noncredit losses recognized in other comprehensive income and recoveries from sales, on fixed maturities, available-for-sale; a gain associated with the second quarter 2010 signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture and lower losses on commercial mortgage loans. These items were partially offset by an increase in the residential mortgage loan loss provision for our Bank and Trust Services business in 2010, which primarily related to the home equity portfolio. For additional information, see "Investments — Investment Results."

  Total Expenses

        Benefits, claims and settlement expenses increased $169.2 million for the Principal International segment, primarily due to higher inflation-based interest crediting rates to customers in Chile and the strengthening of the Chilean peso against the U.S. dollar. Benefits, claims and settlement expenses also increased $89.4 million for the U.S. Insurance Solutions segment primarily due to higher gross claims and larger increases in reserves. Partially offsetting these increases was a $192.4 million decrease for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. In addition, Retirement and Investor Services segment benefits, claims and settlement expenses decreased $62.3 million primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values in our investment only business, which primarily resulted from our decision to scale back this business.

        Retirement and Investor Services operating expenses increased $177.8 million, primarily due to an increase in DPAC amortization expense resulting from more favorable DPAC unlocking in 2009 and, to a lesser extent, higher commission and distribution expenses resulting from an increase in sales and average account values. Operating expenses also increased $51.0 million for the Corporate segment primarily due to an impairment of goodwill and severance accruals associated with our decision to exit the group medical insurance business.

  Income Taxes

        The effective income tax rates were 15% and 13% for the years ended December 31, 2010 and 2009, respectively. The effective income tax rates were lower than the U.S. corporate income tax rate of 35% ("U.S. statutory rate") primarily due to income tax deductions allowed for corporate dividends received, taxes on our share of earnings generated from equity method investments, which are reflected in net investment income, and the interest exclusion from taxable income.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

  Net Income Available to Common Stockholders

        Due to the challenging economic environment, our revenues decreased while our employee defined benefit pension and other postretirement benefit costs increased relative to 2008. In order to minimize the impact to net income available to common stockholders, we undertook extensive company-wide expense savings initiatives to better align our expenses with the declining revenue base.

        Net income available to common stockholders increased primarily due to a $211.5 million after-tax decrease in net realized capital losses. The change in net realized capital losses was primarily driven by mark-to-market gains versus losses on fixed maturities and equity securities classified as trading and higher gains on sales of fixed maturities. Partially offsetting this increase were lower earnings in our Principal Global Investors segment primarily due to the severe downturn in the global financial markets in 2008, which led to a significant reduction in AUM and revenues.

  Total Revenues

        Retirement and Investor Services segment premiums decreased $276.0 million primarily due to a decrease in sales of annuities with life contingencies within our individual annuities and full service payout businesses. In addition, premiums decreased $127.9 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business.

        Fees decreased $208.8 million for our Retirement and Investor Services segment resulting from an equity market-driven decrease in average account values in 2009 compared to 2008. Fees also decreased $153.6 million for our Principal Global Investors segment due to a decrease in AUM as a result of declining market conditions as well as the 2009 sale of certain asset management contracts within Post Advisory Group, LLC.

        Net investment income decreased primarily due to lower inflation-based investment returns related to deflation in Chile during 2009, lower yields on floating rate investments supporting floating rate liabilities, and a decrease in average invested assets. For additional information, see "Investments — Investment Results."

        Net realized capital gains (losses) can be volatile due to mark-to-market adjustments of certain invested assets, other than temporary impairments of invested assets and our decision to sell invested assets. Net realized capital losses decreased primarily due to mark-to-market gains versus losses on fixed maturities and equity securities classified as trading and higher gains on sales of fixed maturities. For additional information, see "Investments — Investment Results."

  Total Expenses

        Benefits, claims and settlement expenses decreased $538.1 million for our Retirement and Investor Services segment, primarily due to a decrease in our investment only business resulting from our decision to scale back this business and lower variable crediting rates. Also contributing to the decline within the segment was a decrease in the change in reserves resulting from lower sales of annuities with life contingencies in our full service payout and individual annuities businesses. In addition, benefits, claims and settlement expenses decreased $257.4 million for our Principal International segment, primarily due to lower interest crediting rates to customers in Chile, which were impacted by deflation, and the weakening of the Chilean peso against the U.S. dollar.

        Despite a $177.0 million increase in employee defined benefit pension and other postretirement benefit costs, operating expenses (excluding the impacts of DPAC and commissions) for our organization decreased as a result of company-wide expense savings initiatives. Retirement and Investor Services operating expenses decreased $358.5 million, primarily due to a decrease in DPAC amortization related to favorable true-up impacts from equity markets in 2009 compared to unfavorable true-up impacts from equity markets in 2008. In addition, lower commission expense and fees paid to advisors stemming from a decrease in average account values in our Principal Funds business contributed to a decline in segment operating expenses. Furthermore, operating expenses decreased $115.6 million for the U.S. Insurance Solutions segment, primarily due to lower DPAC amortization and lower non-deferred sales-related expenses in our individual life insurance business.

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

Results of Operations by Segment

        For results of operations by segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Segment Information."

Retirement and Investor Services Segment

Retirement and Investor Services Trends

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

        The following table presents the Retirement and Investor Services account value rollforward for the years indicated:

	For the year ended December 31,
	2010	2009	2008
	(in billions)
Account values, beginning of period	$163.9	$146.1	$180.8
Net cash flow (1)	(2.1)	(3.4)	5.0
Credited investment performance	17.1	22.3	(37.6)
Other	(0.6)	(1.1)	(2.1)

Account values, end of period	$178.3	$163.9	$146.1

(1)
Includes net cash flow of $(3.7) and $(5.2) billion for the years ended December 31, 2010 and 2009, respectively, resulting from the decision to scale back our investment only business.

Retirement and Investor Services Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Retirement and Investor Services segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
	(in millions)
Operating revenues:
Premiums and other considerations	$332.2	$247.2	$523.2	$85.0	$(276.0)
Fees and other revenues	1,361.3	1,243.9	1,455.1	117.4	(211.2)
Net investment income	2,430.9	2,550.4	2,820.1	(119.5)	(269.7)

Total operating revenues	4,124.4	4,041.5	4,798.4	82.9	(756.9)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	2,128.7	2,217.5	2,711.5	(88.8)	(494.0)
Operating expenses	1,240.8	1,169.4	1,417.2	71.4	(247.8)

Total expenses	3,369.5	3,386.9	4,128.7	(17.4)	(741.8)

Operating earnings before income taxes	754.9	654.6	669.7	100.3	(15.1)
Income taxes	170.5	144.2	138.2	26.3	6.0
Operating earnings attributable to noncontrolling interest	—	—	0.2	—	(0.2)

Operating earnings	$584.4	$510.4	$531.3	$74.0	$(20.9)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

  Operating Earnings

        Operating earnings increased $48.9 million and $16.2 million in our full service accumulation and Principal Funds businesses, respectively, primarily due to higher fees stemming from an increase in average account values, which resulted from continuing equity market improvement since the latter half of 2009. In addition, operating earnings increased in our Principal Fund business due to strong cash flows into the Global Diversified Income Fund, Preferred Securities Fund and High Yield Fund. Furthermore, operating earnings increased $17.8 million in our individual annuities business due to an increase in average account values, which resulted from continuing equity market improvement since the latter half of 2009 and growth in this block of business. Partially offsetting the increase in operating earnings was an $18.5 million decrease in our investment only business primarily due to an opportunistic early extinguishment of medium-term notes in 2009 with limited corresponding activity in 2010.

  Operating Revenues

        Premiums increased $49.0 million in our full service payout business primarily due to an increase in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period. In addition, premiums increased $36.0 million in our individual annuities business primarily due to an increase in sales of annuities with life contingencies.

        Fees increased $73.0 million and $16.6 million in our full service accumulation and individual annuities businesses, respectively, primarily due to higher fee income stemming from an increase in average account values as a result of continuing equity market improvement since the latter half of 2009. In addition, fees increased $51.6 million in our Principal Funds business primarily due to an increase in management fee income and distribution income stemming from an increase in sales and average account values, which primarily resulted from continuing equity market improvement since the latter half of 2009. Partially offsetting the increase in fees was a $26.8 million decrease in our investment only business primarily due to fees received in 2009 relating to an opportunistic early extinguishment of medium-term notes with limited corresponding activity in 2010.

        Net investment income decreased primarily due to a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, resulting from our decision to scale back our investment only business.

  Total Expenses

        Benefits, claims and settlement expenses decreased $123.1 million in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back this business. In addition, benefits, claims and settlement expenses decreased $41.4 million in our full service accumulation business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates. Partially offsetting the decrease in benefits, claims and settlement expenses was a $45.4 million increase in our full service payout business primarily due to an increase in change of reserves resulting from an increase in sales of single premium group annuities with life contingencies. Furthermore, benefits, claims and settlement expenses increased $31.6 million in our individual annuities business primarily due to an increase in change of reserves resulting from higher sales of annuities with life contingencies and continued growth in the block of business.

        Operating expenses in our full service accumulation business increased $34.7 million primarily due to an increase in DPAC amortization expense resulting from more favorable DPAC unlocking in 2009. In addition, operating expenses increased $24.1 million in our Principal Funds business primarily due to higher distribution expenses resulting from an increase in sales and average account values. Furthermore, operating expenses in our individual annuities business increased $16.7 million primarily due to an increase in DPAC amortization expense resulting from continued growth in the block of business.

  Income Taxes

        The effective income tax rates for the segment were 23% and 22% for the years ended December 31, 2010 and 2009, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

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

Principal Global Investors Segment

Principal Global Investors Trends

        Our overall AUM increased $14.8 billion in 2010 primarily due to improved market performance. While we have continued to experience success in winning institutional asset management mandates and other client deposits, we have also continued to see client withdrawals driven by portfolio rebalancing and asset allocation strategies and client mergers.

        The following table provides a summary of Principal Global Investor's affiliated and third-party AUM as of the periods indicated:

	Principal Global Investors
As of	Affiliated AUM	Third-party AUM	Total AUM
	(in billions)
December 31, 2010	$141.4	$78.7	$220.1
December 31, 2009	131.5	73.8	205.3
December 31, 2008	119.7	70.3	190.0

Principal Global Investors Segment Summary Financial Data

        AUM is a key indicator of earnings growth for our Principal Global Investors segment, as AUM is the base by which we generate revenues. Net cash flow and market performance are the two main drivers of AUM growth. Net cash flow reflects our ability to attract and retain client deposits. Market performance reflects equity, fixed income and real estate market performance. The percentage growth in earnings of the segment will generally track with the percentage growth in AUM. This trend may vary due to changes in business and/or product mix.

        The following table presents the AUM rollforward for assets managed by Principal Global Investors for the years indicated:

	For the year ended December 31,
	2010	2009	2008
	(in billions)
AUM, beginning of period	$205.3	$190.0	$236.0
Net cash flow (1)	(7.0)	(7.7)	3.3
Investment performance	22.3	28.5	(46.0)
Operations disposed (2)	—	(3.8)	—
Other	(0.5)	(1.7)	(3.3)

AUM, end of period	$220.1	$205.3	$190.0

(1)
Includes net cash flow of $(3.7) billion and $(5.2) billion for the year ended December 31, 2010 and 2009, respectively, resulting from the Retirement and Investor Services segment's decision to scale back its investment only business.

(2)
Includes disposition of certain asset management contracts within Post Advisory Group, LLC in 2009.

        The following table presents certain summary financial data relating to the Principal Global Investors segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
	(in millions)
Operating revenues:
Fees and other revenues	$467.2	$429.2	$577.3	$38.0	$(148.1)
Net investment income	14.2	10.2	21.2	4.0	(11.0)

Total operating revenues	481.4	439.4	598.5	42.0	(159.1)
Expenses:
Total expenses	384.2	375.6	442.9	8.6	(67.3)

Operating earnings before income taxes	97.2	63.8	155.6	33.4	(91.8)
Income taxes	33.7	21.0	50.9	12.7	(29.9)
Operating earnings attributable to noncontrolling interest	5.0	4.6	10.3	0.4	(5.7)

Operating earnings	$58.5	$38.2	$94.4	$20.3	$(56.2)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

  Operating Earnings

        Operating earnings increased primarily due to higher fee revenues driven by an increase in average AUM as a result of continued market improvement since the latter half of 2009. In addition, operating earnings increased due to higher borrower fees from our real estate business resulting from higher transaction volumes and higher servicing fees.

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

  Income Taxes

        The effective income tax rates for the segment were 35% and 33% for the years ended December 31, 2010 and 2009, respectively. The effective income tax rate was lower than the U.S. statutory rate for the year ended December 31, 2009, primarily due to inclusion of income attributable to noncontrolling interest in pre-tax operating earnings with no corresponding change in income taxes reported by us as the controlling interest.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

  Operating Earnings

        Operating earnings decreased primarily due to a decline in performance fee revenues. In addition, the severe downturn in global financial markets in the latter half of 2008 led to a significant reduction in our AUM and revenues relative to early 2008 levels and thus a reduction in 2009 operating earnings. Additionally, we sold certain asset management contracts to a non-affiliated entity in the first quarter of 2009, resulting in lower fee revenues. These declines were offset in part by a series of expense management initiatives, which had been undertaken in response to the market downturn.

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

Principal International Segment

Principal International Trends

        Our Principal International businesses focus on countries with favorable demographics and growing long-term savings and defined contribution markets. With variations depending upon the specific country, we have targeted these markets for sales of retirement and related products and services, including defined contribution pension plans, annuities and mutual funds to businesses and individuals. In some of our international markets, we complement our sales of these products with institutional asset management and life insurance accumulation products.

        We have pursued our international strategy through a combination of start-ups, acquisitions and joint ventures, which require infusions of capital consistent with our strategy of long-term growth and profitability.

Principal International Segment Summary Financial Data

        AUM is a key indicator of earnings growth for the segment, as AUM is the base by which we can generate local currency profits. Net customer cash flow and market performance are the two main drivers of local currency AUM growth. Net customer cash flow reflects our ability to attract and retain client deposits. Market performance reflects the investment returns on our underlying AUM. The percentage growth or decline in the earnings of our Principal International segment will generally track with the percentage growth or decline in AUM. This trend may vary due to changes in business and/or product mix. Our financial results are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the countries in which we have business. AUM of our foreign subsidiaries is translated into U.S. dollar equivalents at the end of the reporting period using the spot foreign exchange rates. Revenue and expenses for our foreign subsidiaries are translated into U.S. dollar equivalents at the average foreign exchange rates for the reporting period.

        The following table presents the Principal International segment AUM rollforward for the years indicated:

	For the year ended December 31,
	2010	2009	2008
	(in billions)
AUM, beginning of period	$34.6	$23.1	$28.7
Net cash flow	4.7	3.2	1.0
Investment performance	4.1	4.0	(1.6)
Effect of exchange rates	1.9	4.5	(5.0)
Other	0.5	(0.2)	—

AUM, end of period	$45.8	$34.6	$23.1

        The following table presents certain summary financial data of the Principal International segment for the years indicated:

				Increase (decrease)
	For the year ended December 31,
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
	(in millions)
Operating revenues:
Premiums and other considerations	$255.2	$239.1	$204.1	$16.1	$35.0
Fees and other revenues	147.7	116.0	123.1	31.7	(7.1)
Net investment income	377.0	207.0	521.8	170.0	(314.8)

Total operating revenues	779.9	562.1	849.0	217.8	(286.9)
Expenses:
Benefits, claims and settlement expenses	497.2	327.6	586.6	169.6	(259.0)
Operating expenses	145.1	115.2	152.5	29.9	(37.3)

Total expenses	642.3	442.8	739.1	199.5	(296.3)

Operating earnings before income taxes	137.6	119.3	109.9	18.3	9.4
Income taxes (benefits)	(0.4)	0.5	(14.5)	(0.9)	15.0
Operating earnings (losses) attributable to noncontrolling interest	1.1	(0.1)	(1.9)	1.2	1.8

Operating earnings	$136.9	$118.9	$126.3	$18.0	$(7.4)

  Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

  Operating Earnings

        Operating earnings increased primarily due to the strengthening of the Latin America currencies against the U.S. dollar, higher investment returns on assets not backing segment insurance products as a result of inflation in Chile during 2010 compared to deflation in 2009 and higher fee revenues driven by higher average AUM as a result of net customer cash flows and market performance. These increases were partially offset by 2009 expense savings initiatives to align with 2009 revenues and lower earnings in our equity method investment in Brazil as a result of the reduction in our economic interest.

  Operating Revenues

        Premiums in Chile increased $15.7 million primarily due to the strengthening of the Chilean peso against the U.S. dollar, which was partially offset by lower sales of single premium annuities with life contingencies.

        Fees and other revenues in Mexico and Chile collectively increased $25.5 million primarily due to higher investment management fees driven by higher average AUM as a result of local market performance and net customer cash flows. In addition, fees and other revenues increased due to the strengthening of the Latin American currencies against the U.S. dollar.

        Net investment income in Chile increased $169.8 primarily due to higher inflation-based investment returns on average invested assets and cash as a result of inflation in 2010 compared to deflation in 2009 and the strengthening of the Chilean peso against the U.S. dollar.

  Total Expenses

        Benefits, claims and settlement expenses in Chile increased $166.8 million primarily due to higher inflation-based interest crediting rates to customers and the strengthening of the Chilean peso against the U.S. dollar.

        Operating expenses increased primarily due to 2009 expense savings initiatives to align with 2009 revenues, higher DPAC amortization resulting from net unlocking and true-up adjustments in Mexico and the strengthening of the Latin America currencies against the U.S. dollar.

  Income Taxes

        The effective income tax rate for the segment was 0% for both the years ended December 31, 2010 and 2009. The effective income tax rate was lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rate.

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

        Operating expenses decreased primarily due to expense savings efforts in 2009, the weakening of the Latin America currencies against the U.S. dollar, a reduction in fund expenses passed to our asset management company in India and lower PVFP and DPAC amortization resulting from net unlocking and true-up adjustments in Mexico.

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

        The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the years indicated:

	Universal and variable universal life insurance	Traditional life insurance
For the year ended	Fee revenues	Premiums
	(in millions)
December 31, 2010	$382.5	$517.9
December 31, 2009	354.4	557.3
December 31, 2008	338.8	591.7

Specialty Benefits Insurance Trends

        Premium and fee growth for the individual disability line of our specialty benefits insurance business was driven by solid sales and retention. The group lines, however, experienced a decline between 2009 and 2010 due to decreases in membership of existing employer customers, as well as slightly lower sales as we maintained pricing discipline in a very competitive environment.

        The following table provides a summary of our specialty benefits insurance premium and fees for the years indicated:

	Premium and fees
For the year ended	Group dental and vision insurance	Group life insurance	Group disability insurance	Individual disability insurance
	(in millions)
December 31, 2010	$518.9	$315.0	$265.6	$196.5
December 31, 2009	539.9	333.2	290.8	181.6
December 31, 2008	557.3	348.2	303.5	172.6

U.S. Insurance Solutions Segment Summary Financial Data

        There are several key indicators for earnings growth in our U.S. Insurance Solutions business. The ability of our distribution channels to generate new sales and retain existing business drives growth in our block of business, premium revenue and fee revenues. Our earnings growth also depends on our ability to price our products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring and administering those products. Factors impacting pricing decisions include competitive conditions, persistency, our ability to assess and manage trends in mortality and morbidity and our ability to manage operating expenses.

        The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
	(in millions)
Operating revenues:
Premiums and other considerations	$1,685.7	$1,776.6	$1,866.3	$(90.9)	$(89.7)
Fees and other revenues	422.7	399.2	382.5	23.5	16.7
Net investment income	666.7	636.8	644.8	29.9	(8.0)

Total operating revenues	2,775.1	2,812.6	2,893.6	(37.5)	(81.0)
Expenses:
Benefits, claims and settlement expenses	1,718.0	1,651.2	1,635.8	66.8	15.4
Dividends to policyholders	218.4	239.4	265.7	(21.0)	(26.3)
Operating expenses	553.5	620.1	684.5	(66.6)	(64.4)

Total expenses	2,489.9	2,510.7	2,586.0	(20.8)	(75.3)

Operating earnings before income taxes	285.2	301.9	307.6	(16.7)	(5.7)
Income taxes	91.5	97.8	99.6	(6.3)	(1.8)

Operating earnings	$193.7	$204.1	$208.0	$(10.4)	$(3.9)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

  Operating Earnings

        Operating earnings in our U.S. Insurance Solutions segment decreased primarily due to lowering our long-term interest rate assumptions, which impacted reserves, DPAC and other actuarial balances in our individual life insurance business.

  Operating Revenues

        Premiums decreased $47.3 million in our specialty benefits insurance business due to a decrease in membership driven by lapses exceeding sales during the first half of the year and a slight decline in existing-case covered lives. Premiums decreased $43.6 million in our individual life insurance business primarily due to the expected continued decline from the decreasing block of traditional life insurance business.

        Fees and other revenues increased $25.7 million in our individual life insurance business due to growth in the universal life and variable universal life lines of business.

        Net investment income increased primarily due to an increase in average annualized investment yields and, to a lesser extent, an increase in average invested assets.

  Total Expenses

        Benefits, claims and settlement expenses increased $96.2 million in our individual life insurance business as a result of higher gross claims and larger increases in reserves. While a substantial amount of the higher gross claims are offset by the benefit of reinsurance, under U.S. GAAP we defer much of the benefit of reinsurance, which causes an increase in reported net benefits in the current period and lower DPAC amortization. Partially offsetting this increase in benefits, claims and settlement expenses was a decrease of $29.4 million in our specialty benefits insurance business due to a decrease in membership.

        Dividends to policyholders decreased $21.0 million, primarily from updating the policyholder dividend scale to reflect the experience of the Closed Block.

        Operating expenses decreased $55.4 million in our individual life insurance business primarily related to lower DPAC amortization, which was offset by a corresponding increase in gross claims.

  Income Taxes

        The effective income tax rate for the segment was 32% for both the years ended December 31, 2010 and 2009. The effective income tax rate was lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

  Operating Earnings

        Operating earnings in our specialty benefits insurance business decreased $19.9 million, primarily due to an increase in employee defined benefit pension and other postretirement benefit costs and the adverse impacts of the economic environment on investment income and premium growth. In addition, this decrease was due to a favorable change in reserve assumptions related to our individual disability business in 2008, with no comparable change in 2009. The decrease in operating earnings for our specialty benefits insurance business was partially offset by a $16.0 million increase in our individual life insurance business due to lower DPAC amortization related to favorable true-up impacts from equity markets in 2009 compared to unfavorable true-up impacts from equity markets in 2008 and lower non-deferred sales-related expenses.

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

  Total Expenses

        Benefits, claims and settlement expenses increased $26.9 million in our individual life insurance business due to higher cost of interest credited related to growth in the universal life and variable universal life insurance lines of business and an increase in death benefit costs net of reinsurance. Partially offsetting this increase in benefits, claims and settlement expenses was an $11.5 million decrease in our specialty benefits insurance business due to a decrease in membership.

        Dividends to policyholders decreased $26.3 million, primarily from updating the policyholder dividend scale to reflect the experience of the Closed Block.

        Operating expenses decreased $60.3 million in our individual life insurance business primarily related to lower DPAC amortization and lower non-deferred sales-related expenses.

  Income Taxes

        The effective income tax rate for the segment was 32% for both the years ended December 31, 2009 and 2008. The effective income tax rate was lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
	(in millions)
Operating revenues:
Total operating revenues	$(118.9)	$(143.4)	$(176.8)	$24.5	$33.4
Expenses:
Total expenses	38.0	33.4	(32.1)	4.6	65.5

Operating losses before income taxes and preferred stock dividends	(156.9)	(176.8)	(144.7)	19.9	(32.1)
Income tax benefits	(61.4)	(71.4)	(62.3)	10.0	(9.1)
Preferred stock dividends	33.0	33.0	33.0	—	—
Operating earnings (losses) attributable to noncontrolling interest	0.2	(0.1)	—	0.3	(0.1)

Operating losses	$(128.7)	$(138.3)	$(115.4)	$9.6	$(22.9)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

  Operating Losses

        Operating losses decreased due to an increase in earnings on average invested assets for the segment, representing capital that has not been allocated to any other segment. This decrease was partially offset by higher interest expense on corporate debt.

  Income Taxes

        Income tax benefits decreased due to a decrease in operating loss before income taxes.

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

        As of December 31, 2010, approximately $11.7 billion, or 98%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our life insurance and annuity liabilities contain provisions limiting early surrenders. Given market conditions, we maintained a historically high position of cash and cash equivalent holdings through much of 2009. As market conditions improved through 2010 we have been reducing our cash and cash equivalent holdings. Our liquidity is also supported by a portfolio of U.S. government and agency and residential pass-through government-backed securities, of which we held $4.3 billion as of December 31, 2010, that may be utilized to bolster our liquidity position, as collateral for secured borrowing transactions with various third parties or by disposing of the securities in the open market, if needed.

        As of December 31, 2010 and 2009, we had short-term credit facilities with various financial institutions in an aggregate amount of $719.8 million and $681.9 million, respectively. As of December 31, 2010 and 2009, we had $107.9 million and $101.6 million, respectively, of outstanding borrowings related to our credit facilities, with $28.4 million of assets pledged as support as of December 31, 2010. None of these credit arrangements, other than our commercial paper back-stop facility, are committed facilities. Due to the financial strength and the strong relationships we have with these providers, as well as the small size of these facilities, we are comfortable that there is a very low risk that the financial institutions would not be able to fund these facilities. As of both December 31, 2010 and 2009, our credit facilities included a $579.0 million commercial paper program, of which $50.0 million and $75.0 million was outstanding as of December 31, 2010 and 2009, respectively. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2010 and 2009. The back-stop facility is a five year facility that matures in June 2012. The facility is supported by fourteen banks, most if not all of which have other relationships with us. We have no reason to believe that our current providers would be unable or unwilling to fund the facility if necessary.

        The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa ("the Commissioner") to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. In general, the current statutory limitations are the greater of (i) 10% of Principal Life's statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on these limitations, Principal Life could distribute approximately $509.7 million in 2011.

        Principal Life could have paid approximately $608.7 million in statutory dividends in 2010 based on its 2009 statutory financial results without being subject to the limitations on payment of stockholder dividends. No dividends were paid as of December 31, 2010; however, on June 21, 2010, Principal Life distributed paid-in and contributed surplus in the amount of $300.0 million to its parent company.

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

        Operations.    Our primary consolidated cash flow sources are premiums from insurance products, pension and annuity deposits, asset management fee revenues, administrative services fee revenues, income from investments and proceeds from the sales or maturity of investments. Cash outflows consist primarily of payment of benefits to policyholders and beneficiaries, income and other taxes, current operating expenses, payment of dividends to policyholders, payments in connection with investments acquired, payments made to acquire subsidiaries, payments relating to policy and contract surrenders, withdrawals, policy loans, interest expense and repayment of short-term debt and long-term debt. Our investment strategies are generally intended to provide adequate funds to pay benefits without forced sales of investments. For a discussion of our investment objectives, strategies and a discussion of duration matching, see "Investments" as well as Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

        Cash Flows.    Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to the separate accounts.

        Net cash provided by operating activities was $ 2,791.7 million, $2,243.0 million and $2,224.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid. The increase in cash provided by operating activities in 2010 compared to 2009 was the result of increased cash flows from trading securities as well as an increase in fees and other revenue received. The increase in cash provided by operating activities in 2009 compared to 2008 was primarily the result of fluctuations in receivables and payables associated with the timing of settlement, offset by a decline in premium, fees and other revenue received.

        Net cash provided by investing activities was $27.5 million and $1,026.8 million for the years ended December 31, 2010 and 2009, respectively, compared to net cash used by investing activities of $2,917.2 million for the year ended December 31, 2008. The decrease in cash provided by investing activities in 2010 compared to 2009 was primarily due to an increase in net purchases of investments. The increase in cash provided by investing activities in 2009 compared to 2008 was primarily the result of an increase in net sales and maturities of investments as we were holding higher cash balances to cover potential near term obligations, given the challenging economic conditions that existed.

        Net cash used in financing activities was $3,182.2 million and $3,637.4 million for the years ended December 31, 2010 and 2009, respectively, compared to net cash provided by financing activities of $1,956.0 million for the year ended December 31, 2008. The decrease in cash used in financing activities in 2010 compared to 2009 is primarily due to a decrease in net withdrawals of Principal Life general account investment contracts; net withdrawals were higher in 2009 primarily due to our decision to scale back our investment only business. Also contributing to the decrease in cash used in financing activities was net proceeds from short-term debt in 2010 compared to net repayments of short-term debt in

2009. These increases were partially offset by cash received from the issuance of common stock and long-term debt in 2009 with no corresponding activity in 2010. The increase in cash used in financing activities in 2009 compared to 2008 is primarily due to an increase in net withdrawals of Principal Life general account investment contracts, partially due to our decision to scale back our investment only business, as well as payments of short-term debt in 2009, compared to proceeds from short-term debt in 2008. This increase in cash used in financing activities was partially offset by the issuance of common stock and long-term debt in 2009.

        Shelf Registration.    We currently have an effective shelf registration which allows us the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration. In May 2009, we issued common stock and senior debt securities under the shelf registration. For information on senior notes issued from our shelf registration, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt."

        Short-Term Debt and Long-Term Debt.    For debt information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt."

        Stockholders' Equity.    Proceeds from the issuance of our common stock were $20.6 million, $1,123.0 million and $36.4 million in 2010, 2009 and 2008, respectively.

        The following table summarizes our return of capital to common stockholders.

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Dividends to stockholders	$176.2	$159.5	$116.7
Repurchase of common stock	2.6	4.1	6.4

Total cash returned to stockholders	$178.8	$163.6	$123.1

Number of shares repurchased	0.1	0.3	1.0

        For additional stockholders' equity information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Stockholders' Equity."

Capitalization

        The following table summarizes our capital structure.

	December 31,
	2010	2009
	(in millions)
Debt:
Short-term debt	$107.9	$101.6
Long-term debt	1,583.7	1,584.6

Total debt	1,691.6	1,686.2
Stockholders' equity:
Equity excluding accumulated other comprehensive income	9,455.4	8,935.5

Total capitalization excluding accumulated other comprehensive income	$11,147.0	$10,621.7

Debt to equity excluding accumulated other comprehensive income	18%	19%
Debt to capitalization excluding accumulated other comprehensive income	15%	16%

        As of December 31, 2010, we had $821.6 million of excess capital, consisting of cash and highly liquid assets in the holding companies available for debt maturities, interest and preferred dividend expenses and other holding company obligations. We continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

Contractual Obligations

        The following table presents payments due by period for long-term contractual obligations as of December 31, 2010.

		Payments due in year ending
Contractual Obligations (1)	Total Payments	2010	2011-2012	2013-2014	2015 and thereafter
	(in millions)
Contractholder funds (2)	$53,890.1	$6,656.3	$11,733.2	$7,506.6	$27,994.0
Future policy benefits and claims (3)	35,807.8	2,078.6	3,570.6	3,392.8	26,765.8
Long-term debt (4)	1,583.7	5.4	12.5	508.9	1,056.9
Certificates of deposit (5)	984.4	626.9	289.1	68.1	0.3
Other long-term liabilities (6)	1,945.2	1,792.4	44.8	31.0	77.0
Capital leases	4.4	3.0	1.4	—	—
Long-term debt interest	1,635.4	115.1	229.3	174.2	1,116.8
Operating leases (7)	219.8	48.1	65.8	37.8	68.1
Purchase obligations (8)	145.3	130.2	9.8	5.3	—

Total contractual obligations	$96,216.1	$11,456.0	$15,956.5	$11,724.7	$57,078.9

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

(2)
Includes GICs, funding agreements, individual fixed annuities, universal life insurance and other investment-type contracts. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8, Insurance Liabilities" for additional information.

Amounts included in the contractholder funds line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2010. The liability amount in our consolidated statements of financial position reflects either the account value (in the case of individual fixed annuities, universal life insurance and GICs) or the par value plus accrued interest and other adjustments (in the case of funding agreements and other investment contracts).

(3)
Amounts included in the future policy benefits and claims line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2010. The liability amount in our consolidated statements of financial position reflects estimated cash payments to policyholders, reductions for expected future premiums, assumptions with regard to the timing of cash payments and discounting for interest.

(4)
For long-term debt information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt."

(5)
Amounts included in the certificates of deposit line item reflect estimated cash payments to be made, including expected interest payments. Certificates of deposit are reported as other liabilities on our consolidated statements of financial position.

(6)
Other long-term liabilities include other liabilities reflected in the consolidated statements of financial position that are contractual, non-cancelable and long-term in nature. The total payments primarily relate to checking and savings deposits as well as premium associated with purchased option contracts where payments are made over the life of the contract. This line item excludes accruals, short-term items and items not contractual in nature.

(7)
As a lessee, we lease office space, data processing equipment and office furniture and equipment under various operating leases.

(8)
Purchase obligations include material contracts where we have a non-cancelable commitment to purchase goods and services in addition to commitments to originate loans and purchase investments.

Pension and Other Postretirement Plan Funding

        We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits" for a complete discussion of these plans and their effect on the consolidated financial statements.

        We report the net funded status of our pension and other postretirement plans in the consolidated statements of financial position. The net funded status represents the differences between the fair value of plan assets and the projected benefit obligation for pension plans and other postretirement plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and other postretirement benefit obligation at December 31, 2010, was $207.0 million pre-tax, an improvement of $278.7 million from a net underfunded status of $485.7 million pre-tax at December 31, 2009. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy.

Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $265.3 million and $245.1 million as of December 31, 2010 and 2009, respectively.

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2011 in the range of $60-$90 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our other postretirement benefit plans in 2011 pending further analysis.

Contractual Commitments

        In connection with our banking business, we make additional commitments to extend credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A majority of these commitments are lines of credit and are expected to expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash funding requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund loans were $55.5 million as of December 31, 2010.

        We have made commitments to fund certain limited partnerships in which we are a limited partner. As of December 31, 2010, the amount of unfunded commitments was $50.3 million. We are only required to fund additional equity under these commitments when called upon to do so by the general partner; therefore, these commitments are not liabilities on our consolidated statements of financial position.

Off-Balance Sheet Arrangements

        Variable Interest Entities.    We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3, Variable Interest Entities." We do not have a direct or contingent obligation related to our unconsolidated variable interest entities ("VIE").

        Guarantees and Indemnifications.    For guarantee and indemnification information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" under the caption, "Guarantees and Indemnifications."

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

        Each of A.M. Best Company, Inc., Fitch Rating Ltd., Moody's Investors Service and Standard & Poor's revised its outlook for the U.S. life insurance sector to negative from stable in mid-to-late 2008. During 2010, each of the four agencies revised its outlook to stable from negative. Each rating agency indicates there are positive signs for the U.S. life insurance sector, however, they also indicate a belief that the economic recovery will be slow moving, will hamper earnings recovery and will create potential for further credit losses, particularly in the commercial and residential mortgage asset classes. Despite the stable outlook, a lingering result of the challenging economic conditions over the last few years has been changes in benchmarks for capital, liquidity, earnings and other factors used by these NRSROs that are critical to a ratings assignment at a particular rating level.

        In December 2010, Standard & Poor's affirmed Principal Life and Principal National ratings and changed the outlook to positive from stable; A.M. Best affirmed ratings and changed the outlook to stable from negative. In December 2010, Fitch affirmed Principal Life and Principal National ratings, although the outlook remains negative. The rating affirmations and positive outlook changes are reflective of the rating agencies' positive view on our financial strength. There is still some concern, as reflected by the continuing negative outlook on our ratings by Fitch, about the potential impact of the economic conditions on our direct commercial and commercial mortgage-backed securities ("CMBS") holdings.

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

(1)
Moody's has rated Principal Financial Group's senior debt issuance "A3"

(2)
S&P has rated Principal Financial Group's preferred stock issuance "BB"

Impacts of Income Taxes

        For income tax information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes."

Fair Value Measurement

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. An asset or liability's classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further details, including a reconciliation of changes in Level 3 fair value measurements.

        As of December 31, 2010, 43% of our net assets (liabilities) were Level 1, 53% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2010, 2% of our net assets (liabilities) were Level 1, 96% were Level 2 and 2% were Level 3.

        As of December 31, 2009, 37% of our net assets (liabilities) were Level 1, 58% were Level 2 and 5% were Level 3. Excluding separate account assets as of December 31, 2009, 3% of our net assets (liabilities) were Level 1, 95% were Level 2 and 2% were Level 3.

Changes in Level 3 fair value measurements

        Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2010, were $4,691.4 million as compared to $5,276.5 million as of December 31, 2009. The decrease is primarily related to fixed maturities, available-for-sale and separate account assets. The decrease in fixed maturities, available-for-sale is primarily the result of our obtaining prices from third party pricing vendors versus relying on broker quotes or internal pricing models for certain structured securities, resulting in the transfer of those assets out of Level 3 to Level 2. Another large component of the decrease is the result of sales and settlements of certain corporate and structured securities. Additionally, as a result of our implementation of new authoritative guidance related to the accounting for embedded credit derivatives effective July 1, 2010, within the scope of the guidance we reclassified certain securities previously included in fixed maturities, available-for-sale, to fixed maturities, trading. The decrease in separate account assets is primarily a result of real estate sales. These decreases are partially offset by a net increase in fair value of Level 3 instruments related to the implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010. As a result of the new guidance, certain previously unconsolidated VIEs were consolidated and certain previously consolidated VIEs were deconsolidated. The fair value of Level 3 assets and liabilities of the newly consolidated and deconsolidated VIEs is primarily included in the net change for fixed maturities, trading; other investments; derivative liabilities and other liabilities.

        Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2009, were $5,276.5 million as compared to $7,002.0 million as of December 31, 2008. The decrease is primarily attributed to separate account assets. The decrease in separate account assets is primarily a result of unrealized losses on real estate. Unrealized losses on separate accounts do not impact net income in the consolidated statements of operations, as the change in value of separate account assets is offset by a change in value of separate account liabilities.

Investments

        We had total consolidated assets as of December 31, 2010, of $145.6 billion, of which $66.0 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

        Invested assets as of December 31, 2010, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets.

	December 31, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$35,426.8	54%	$33,719.6	53%
Private	14,329.8	22	13,533.4	21
Equity securities	486.8	1	435.5	1
Mortgage loans:
Commercial	9,609.0	14	10,129.3	16
Residential	1,516.1	2	1,716.3	2
Real estate held for sale	51.9	—	35.4	—
Real estate held for investment	1,011.6	2	999.2	2
Policy loans	903.9	1	902.5	1
Other investments	2,641.6	4	2,465.3	4

Total invested assets	65,977.5	100%	63,936.5	100%

Cash and cash equivalents	1,877.4		2,240.4

Total invested assets and cash	$67,854.9		$66,176.9

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

	For the year ended December 31,						Increase (decrease)
	2010		2009		2008		2010 vs. 2009		2009 vs. 2008
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	5.7%	$2,794.7	5.6%	$2,717.2	6.5%	$3,105.8	0.1%	$77.5	(0.9)%	$(388.6)
Equity securities	3.0	14.2	4.2	19.3	3.6	18.9	(1.2)	(5.1)	0.6	0.4
Mortgage loans — commercial	6.0	589.1	5.8	617.7	6.1	666.8	0.2	(28.6)	(0.3)	(49.1)
Mortgage loans — residential	5.2	84.2	4.0	71.2	8.3	154.8	1.2	13.0	(4.3)	(83.6)
Real estate	5.5	57.5	3.7	35.9	6.1	54.6	1.8	21.6	(2.4)	(18.7)
Policy loans	6.7	60.9	6.9	62.0	6.6	58.3	(0.2)	(1.1)	0.3	3.7
Cash and cash equivalents	0.4	7.2	0.5	13.0	2.9	57.0	(0.1)	(5.8)	(2.4)	(44.0)
Other investments	(0.9)	(21.8)	(0.9)	(24.0)	0.9	21.8	—	2.2	(1.8)	(45.8)

Total before investment expenses	5.3	3,586.0	5.1	3,512.3	6.1	4,138.0	0.2	73.7	(1.0)	(625.7)
Investment expenses	(0.1)	(89.5)	(0.1)	(111.5)	(0.2)	(143.7)	—	22.0	0.1	32.2

Net investment income	5.2%	$3,496.5	5.0%	$3,400.8	5.9%	$3,994.3	0.2%	$95.7	(0.9)%	$(593.5)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Net investment income increased primarily due to higher inflation-based investment returns on average invested assets, most notably fixed maturities, related to inflation in Chile during 2010 versus deflation during 2009 and the strengthening of the Chilean peso against the U.S. dollar. In addition, net investment income increased due to gains on sales of equity real estate. These increases were partially offset by a decrease in average invested assets due to our decision to scale back our investment only business.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net investment income on fixed maturities decreased primarily due to lower inflation-based investment returns related to deflation in Chile during 2009, lower yields on floating rate investments supporting floating rate liabilities and a decrease in average invested assets. In addition, net investment income on mortgage loans-residential decreased primarily due to deflation in Chile during 2009.

Net Realized Capital Gains (Losses)

        The following table presents the contributors to net realized capital gains and losses for our invested assets for the years indicated.

				Increase (decrease)
	For the year ended December 31,
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(229.0)	$(372.6)	$(411.0)	$143.6	$38.4
Fixed maturities, available-for-sale — other	8.9	52.9	23.1	(44.0)	29.8
Fixed maturities, trading	17.5	49.3	(61.7)	(31.8)	111.0
Equity securities — credit impairments	3.7	(20.5)	(47.3)	24.2	26.8
Derivatives and related hedge activities (2)	30.8	(11.5)	(36.1)	42.3	24.6
Commercial mortgages	(53.0)	(120.1)	(44.3)	67.1	(75.8)
Other gains (losses)	29.6	24.2	(116.8)	5.4	141.0

Net realized capital gains (losses)	$(191.5)	$(398.3)	$(694.1)	$206.8	$295.8

(1)
Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedge activities, were a net gain of $15.0 million and $57.3 for the years ended December 31, 2010 and 2009, respectively. There were no credit gains on sales for the year ended December 31, 2008.

(2)
Includes fixed maturities, available-for-sale impairment-related net gains of $0.1 million and net losses of $2.8 million and $21.0 million for 2010, 2009 and 2008, respectively, which were hedged by derivatives reflected in this line.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to lower impairments on corporate securities as a result of improved market conditions and lower net credit losses on sales in 2010 relative to 2009 due to our decision to reduce exposure to BBB rated securities in 2009, partially offset by increased impairments on commercial mortgage-backed securities. Net realized capital gains on fixed maturities, available-for-sale -other decreased due to lower gains on sales in 2010.

        Net realized capital gains on fixed maturities, trading decreased due to lower mark-to-market gains on these securities resulting from market liquidity impacts and larger credit spread tightening in 2009 compared to 2010.

        Net realized capital gains on derivatives and related hedge activities increased due to decreased losses on the GMWB embedded derivatives resulting from changes in the spread reflecting our own creditworthiness. These decreased losses were partially offset by lower gains from fair value hedge ineffectiveness, decreased gains on credit default swaps due to changes in credit spreads and increased mark-to-market losses on interest rate swaps due to changes in interest rates.

        Net realized capital losses on commercial mortgages decreased due to a lower valuation allowance provision in 2010 than in 2009. For additional information, see "Commercial Mortgage Loan Valuation Allowance."

        Other net realized capital gains included an $80.1 million gain in the second quarter of 2010 resulting from the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture. This gain was offset by a $64.7 million increase in our residential mortgage loan loss provision for our Bank and Trust Services business, which primarily related to the continued deterioration in our home equity portfolio resulting from sustained economic stress.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased and net realized capital gains on fixed maturities, available-for-sale-other increased as a result of actions to reduce asset ratings drift risk by selling and tendering certain securities.

        Net realized capital gains on fixed maturities, trading increased due to mark-to-market gains versus losses on these securities, resulting from narrowing credit spreads and improvement in market liquidity during the second, third and fourth quarters of 2009.

        Net realized capital losses on derivatives and related hedge activities decreased due to gains versus losses from credit default swaps due to changes in credit spreads, fair value hedge ineffectiveness and mark-to-market adjustments on derivatives in our Principal International segment primarily due to changes in foreign currency. These decreased losses were offset by net losses versus gains on the GMWB embedded derivative and associated hedging instruments primarily resulting from changes in the spread reflecting our own creditworthiness.

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

U.S. Investment Operations

        Of our invested assets, $60.6 billion were held by our U.S. operations as of December 31, 2010. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders' benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to three primary sources of investment risk:

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

        Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of December 31, 2010, there are nine members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

        Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturities we purchase. Teams of security analysts, organized by industry, analyze and monitor these investments. In addition, we have teams who specialize in residential mortgage-backed securities ("RMBS"), CMBS, asset-backed securities ("ABS") and below investment grade securities. Our analysts monitor issuers held in the portfolio on a continuous basis with a formal review documented annually or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer. The qualitative analysis includes an assessment of both accounting and management aggressiveness of the issuer. In addition, technical indicators such as stock price volatility and credit default swap levels are monitored.

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

        A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and substantially all existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are typically 65% or less loan-to-value ratios and a debt service coverage ratio of at least 1.5 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for new brick and mortar commercial mortgages, excluding Principal Global Investors segment mortgages, in our portfolio was 44% and 52% as of December 31, 2010 and 2009, respectively. The debt service coverage ratio at loan inception for new brick and mortar commercial mortgages, excluding Principal Global Investors segment mortgages, in our portfolio was 3.5 and 2.0 times as of December 31, 2010 and 2009, respectively. The weighted average loan-to-value ratio for loans held in our brick and mortar commercial mortgage portfolio, excluding Principal Global Investors segment mortgages, was 66% and 69% as of December 31, 2010 and 2009, respectively. The debt service coverage ratio for loans held in our brick and mortar commercial mortgage portfolio, excluding Principal Global Investors segment mortgages, was 1.8 times as of both December 31, 2010 and 2009.

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

	December 31, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$31,956.6	53%	$30,952.5	52%
Private	14,329.8	24	13,533.4	23
Equity securities	424.1	1	388.8	1
Mortgage loans:
Commercial	9,599.6	16	10,121.8	17
Residential	877.5	1	1,128.7	2
Real estate held for sale	41.6	—	23.8	—
Real estate held for investment	1,010.7	2	998.4	2
Policy loans	879.7	1	881.3	1
Other investments	1,486.3	2	1,480.2	2

Total invested assets	60,605.9	100%	59,508.9	100%

Cash and cash equivalents	1,817.2		2,192.3

Total invested assets and cash	$62,423.1		$61,701.2

Fixed Maturities

        Fixed maturities consist of publicly traded and privately placed bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of December 31, 2010 and 2009, were $8.7 billion and $7.4 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933. Fixed maturities include trading portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. We held $274.9 million and $348.1 million of these trading securities as of December 31, 2010 and 2009, respectively.

        Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	December 31, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$929.1	2%	$781.9	2%
States and political subdivisions	2,826.9	6	2,218.2	5
Non-U.S. governments	424.2	1	462.4	1
Corporate — public	19,201.2	41	19,182.8	43
Corporate — private	12,065.1	26	11,604.7	26
Residential pass-through securities	3,379.5	7	3,367.7	7
Commercial mortgage-backed securities	3,847.3	9	3,602.9	8
Residential collateralized mortgage obligations	1,435.4	3	1,172.4	3
Asset-backed securities	2,177.7	5	2,092.9	5

Total fixed maturities	$46,286.4	100%	$44,485.9	100%

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

        The international exposure held in our U.S. operation's fixed maturities portfolio was 24% of total fixed maturities as of both December 31, 2010 and 2009. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation's fixed maturities portfolio for the periods indicated.

	December 31, 2010	December 31, 2009
	(in millions)
European Union	$3,336.6	$3,594.4
United Kingdom	2,304.3	2,290.5
Australia	1,279.4	1,152.0
Asia	892.2	955.6
South America	522.2	412.0
Other countries (1)	2,571.6	2,141.1

Total	$10,906.3	$10,545.6

(1)
Includes exposure from 24 countries as of both December 31, 2010 and 2009.

        All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2010 and 2009, our investments in Canada totaled $1,680.3 million and $1,623.5 million, respectively.

        Fixed Maturities Credit Concentrations.    One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The exposure attributed to monoline bond and mortgage insurers from investments that are guaranteed by them is not included in the evaluation of our top ten exposures. We are not relying on said guarantors and are directly evaluating exposure to these investments. The following table presents our top ten exposures as of December 31, 2010.

Amortized cost
(in millions)
Bank of America Corp.	$247.0
JP Morgan Chase & Co.	238.8
General Electric Co.	233.6
Wells Fargo & Co. (1)	231.9
Berkshire Hathaway Inc.	221.3
AT&T Inc.	207.3
Export Import Bank of U.S.	203.8
Credit Suisse Group AG (1)	159.7
Prudential Financial Inc.	151.2
Westpac Banking Corp.	149.7

Total top ten exposures	$2,044.3

(1)
Includes actual counterparty exposure.

        We had exposure to monoline bond and mortgage insurers with an amortized cost of $667.8 million and a carrying amount of $668.6 million as of December 31, 2010. The $667.8 million includes wrapped guarantees on $641.7 million of underlying municipal bonds, corporate credit or ABS. Our direct exposure to these insurers was $26.1 million. Of the $641.7 million in wrapped guarantees, 44% was investment grade municipal bonds; 39% was investment grade bank perpetual preferred securities; 10% was ABS backed by sub-prime or Alt-A first lien mortgages, of which 30% was investment grade; and 7% was corporate fixed maturities, of which 93% was investment grade.

        Fixed Maturities Valuation and Credit Quality.    Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. In addition, investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the "watch list" are periodically analyzed by investment analysts or analysts that focus on troubled securities ("Workout Group"). This group then meets with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of prices. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

        The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners ("NAIC") monitors the bond investments of insurers for regulatory reporting purposes and, when required, assigns securities to one of six investment categories. For corporate bonds, the NAIC designations closely mirror the NRSROs' credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by Standard & Poor's. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by Standard & Poor's. However, for loan-backed and structured securities, as defined by the NAIC, the NAIC rating is not always equivalent to an NRSRO rating. In 2009, the NAIC approved an initiative to create a new modeling and assessment process for non-agency residential mortgage-backed securities effective December 31, 2009. The NAIC retained PIMCO Advisors to undertake the modeling and assignment of the NAIC ratings for these securities. The NAIC has agreed to continue its relationship with PIMCO Advisors with respect to RMBS designations for year-end 2010. Also in 2010, the NAIC extended its initiative to include CMBS and retained Blackrock Solutions to undertake the modeling and assignment of the NAIC ratings of CMBS holdings effective December 31, 2010. Additionally in 2010, for all other loan-backed and structured securities, as defined by the NAIC, the designations are based on current NRSRO ratings within the last twelve months which are then modified based on the carrying value on the insurer's books. This may result in a final designation being higher or lower than the NRSRO credit rating. For those other loan-backed and structured securities without a current rating, a NAIC 6 rating is assigned.

        The following table presents our total fixed maturities by NAIC designation and the equivalent ratings of the NRSROs as of the periods indicated as well as the percentage, based on fair value, that each designation comprises.

		December 31, 2010			December 31, 2009
NAIC rating	Rating agency equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	AAA/AA/A	$26,765.7	$27,433.1	59%	$25,527.2	$25,341.5	57%
2	BBB	14,445.7	15,027.8	33	15,885.1	15,726.8	35
3	BB	2,599.5	2,460.0	5	2,824.1	2,259.4	5
4	B	883.6	739.1	2	982.8	701.3	2
5	CCC and lower	567.1	451.5	1	376.1	253.0	1
6	In or near default	329.0	174.9	—	349.4	203.9	—

	Total fixed maturities	$45,590.6	$46,286.4	100%	$45,944.7	$44,485.9	100%

        Fixed maturities include 15 securities with an amortized cost of $111.2 million, gross gains of $0.6 million, gross losses of $3.7 million and a carrying amount of $108.1 million as of December 31, 2010, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

        Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios.    As of December 31, 2010, based on amortized cost, 58% of our CMBS portfolio had ratings of A or higher and 49% was issued in 2005 or before and 37% of our ABS home equity portfolio had ratings of A or higher and 85% was issued in 2005 or before.

        The following tables present our exposure by credit quality and year of issuance ("vintage") for our CMBS portfolio as of the periods indicated.

	December 31, 2010
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$372.4	$368.5	$119.9	$120.8	$140.6	$136.5	$149.1	$138.9	$118.4	$77.3	$900.4	$842.0
2004	262.6	270.5	58.4	58.3	52.1	46.3	50.3	33.6	71.5	51.9	494.9	460.6
2005	411.0	439.3	28.6	30.8	25.3	20.4	92.8	75.3	214.2	120.4	771.9	686.2
2006	216.3	216.7	9.0	11.0	75.0	78.6	19.1	19.7	171.2	81.1	490.6	407.1
2007	376.8	374.2	65.7	70.3	179.8	191.4	278.4	280.2	648.1	317.5	1,548.8	1,233.6
2008	—	—	15.0	15.7	32.9	35.8	11.8	9.6	31.2	19.3	90.9	80.4
2009	91.3	95.0	—	—	—	—	—	—	—	—	91.3	95.0
2010	37.9	39.0	3.3	3.4	—	—	—	—	—	—	41.2	42.4

Total	$1,768.3	$1,803.2	$299.9	$310.3	$505.7	$509.0	$601.5	$557.3	$1,254.6	$667.5	$4,430.0	$3,847.3

	December 31, 2009
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$727.8	$722.2	$178.1	$170.6	$173.9	$151.2	$163.9	$135.8	$96.9	$36.8	$1,340.6	$1,216.6
2004	296.8	291.4	60.9	50.5	81.7	46.4	43.2	18.3	50.7	24.6	533.3	431.2
2005	451.9	446.4	59.5	41.7	88.5	47.1	106.4	46.0	127.1	43.2	833.4	624.4
2006	215.2	196.0	14.9	13.8	70.8	57.2	76.3	42.1	148.5	27.1	525.7	336.2
2007	355.4	326.4	48.5	42.2	176.6	147.2	282.8	196.6	680.1	191.3	1,543.4	903.7
2008	4.6	3.9	15.1	13.1	24.2	21.9	11.5	4.6	35.4	13.7	90.8	57.2
2009	34.0	33.6	—	—	—	—	—	—	—	—	34.0	33.6

Total	$2,085.7	$2,019.9	$377.0	$331.9	$615.7	$471.0	$684.1	$443.4	$1,138.7	$336.7	$4,901.2	$3,602.9

        The following tables present our exposure by credit quality and vintage for our ABS home equity portfolio supported by subprime first lien mortgages as of the periods indicated.

	December 31, 2010
	AAA		AA		A		BBB		BB and below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & prior	$34.2	$33.7	$55.1	$50.5	$8.2	$7.4	$52.8	$45.0	$64.8	$48.0	$215.1	$184.6
2004	27.7	26.0	4.3	4.2	25.5	21.8	11.9	11.0	5.2	4.5	74.6	67.5
2005	—	—	3.1	3.2	—	—	2.0	1.4	74.1	54.6	79.2	59.2
2006	—	—	—	—	—	—	—	—	15.7	11.0	15.7	11.0
2007	—	—	—	—	—	—	—	—	47.5	37.9	47.5	37.9

Total	$61.9	$59.7	$62.5	$57.9	$33.7	$29.2	$66.7	$57.4	$207.3	$156.0	$432.1	$360.2

	December 31, 2009
	AAA		AA		A		BBB		BB and below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & prior	$72.5	$62.3	$75.3	$55.6	$5.0	$3.3	$40.9	$25.7	$44.9	$23.0	$238.6	$169.9
2004	49.6	37.7	13.1	8.3	9.4	7.7	10.6	7.8	—	—	82.7	61.5
2005	8.1	4.7	10.1	4.2	2.0	1.3	—	—	75.1	34.0	95.3	44.2
2006	—	—	—	—	—	—	—	—	16.7	7.8	16.7	7.8
2007	—	—	—	—	—	—	—	—	53.8	30.6	53.8	30.6

Total	$130.2	$104.7	$98.5	$68.1	$16.4	$12.3	$51.5	$33.5	$190.5	$95.4	$487.1	$314.0

        Fixed Maturities Watch List.    We monitor any decline in the credit quality of fixed maturities through the designation of "problem securities," "potential problem securities" and "restructured securities". We define problem securities in our fixed maturity portfolio as securities: (i) as to which principal and/or interest payments are in default or where default is perceived to be imminent in the near term, or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. We define potential problem securities in our fixed maturity portfolio as securities included on an internal "watch list" for which management has concerns as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential problem involves significant subjective judgments by our management as to the likely future industry conditions and developments with respect to the issuer. We define restructured securities in our fixed maturity portfolio as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that would not have otherwise been considered. We determine that restructures should occur in those instances where greater economic value will be realized under the new terms than through liquidation or other disposition and may involve a change in contractual cash flows. If the present value of the restructured cash flows is less than the current cost of the asset being restructured, a realized capital loss is recorded in net income and a new cost basis is established.

        The following table presents the total carrying amount of our fixed maturities portfolio, as well as its problem and potential problem fixed maturities for the periods indicated.

	December 31, 2010	December 31, 2009
	($ in millions)
Total fixed maturities (public and private)	$46,286.4	$44,485.9

Problem fixed maturities (1)	$378.7	$237.3
Potential problem fixed maturities	237.6	315.9
Restructured problem fixed maturities	17.4	—

Total problem, potential problem and restructured fixed maturities	$633.7	$553.2

Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	1.37%	1.24%

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

        We consider relevant facts and circumstances in evaluating whether a credit or interest-rate related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows and (5) our intent to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. For additional details, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments."

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

        The net realized loss relating to other-than-temporary credit impairments of fixed maturities was $244.7 million, $428.5 million and $409.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Fixed Maturities Available-for-Sale

        The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,598.3	$110.2	$279.2	$4,429.3
Finance — Brokerage	418.4	16.8	2.6	432.6
Finance — Finance Companies	267.3	11.2	4.5	274.0
Finance — Financial Other	446.6	36.1	2.3	480.4
Finance — Insurance	2,723.4	109.7	73.3	2,759.8
Finance — REITS	1,210.6	33.7	27.8	1,216.5
Industrial — Basic Industry	1,750.4	107.7	5.1	1,853.0
Industrial — Capital Goods	2,262.3	137.8	7.3	2,392.8
Industrial — Communications	2,184.4	163.4	11.9	2,335.9
Industrial — Consumer Cyclical	1,616.3	109.9	10.9	1,715.3
Industrial — Consumer Non-Cyclical	3,147.4	240.0	20.4	3,367.0
Industrial — Energy	2,069.5	166.7	5.0	2,231.2
Industrial — Other	657.6	36.6	5.5	688.7
Industrial — Technology	793.8	42.0	5.8	830.0
Industrial — Transportation	679.7	39.9	11.3	708.3
Utility — Electric	2,608.4	169.3	19.5	2,758.2
Utility — Natural Gas	1,073.2	75.1	3.4	1,144.9
Utility — Other	156.6	15.5	—	172.1
FDIC guaranteed	95.6	2.0	—	97.6
Government guaranteed	1,158.0	101.6	5.9	1,253.7

Total corporate securities	29,917.8	1,725.2	501.7	31,141.3
Residential pass-through securities	3,047.8	122.1	5.9	3,164.0
Commercial mortgage-backed securities	4,424.9	118.0	700.7	3,842.2
Residential collateralized mortgage obligations (1)	1,427.7	28.6	50.8	1,405.5
Asset-backed securities — Home equity (2)	432.1	0.6	72.5	360.2
Asset-backed securities — All other	1,325.1	24.5	1.2	1,348.4
Collateralized debt obligations — Credit	90.8	—	36.4	54.4
Collateralized debt obligations — CMBS	113.8	0.4	36.8	77.4
Collateralized debt obligations — Loans	141.2	0.8	6.6	135.4
Collateralized debt obligations — ABS (3)	34.7	0.5	9.4	25.8

Total mortgage-backed and other asset-backed securities	11,038.1	295.5	920.3	10,413.3
U.S. government and agencies	748.5	21.0	0.2	769.3
States and political subdivisions	2,615.0	64.7	23.3	2,656.4
Non-U.S. governments	389.3	34.9	—	424.2

Total fixed maturities, available-for-sale	$44,708.7	$2,141.3	$1,445.5	$45,404.5

(1)
Includes exposure to Alt-a mortgage loans with an amortized cost of $54.9 million, gross unrealized gains of $0.2 million, gross unrealized losses of $5.5 million and a carrying amount of $49.6 million. The Alt-a portfolio has a weighted average rating of A- and 63% are 2005 and prior vintages.

(2)
This exposure is all related to sub-prime mortgage loans.

(3)
Includes exposure to sub-prime mortgage loans with an amortized cost of $19.7 million, gross unrealized gains of $0.5 million, gross unrealized losses of $8.9 million and a carrying amount of $11.3 million.

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

        Of the $1,445.5 million in gross unrealized losses as of December 31, 2010, there were $1.8 million in losses attributed to securities scheduled to mature in one year or less, $50.5 million attributed to securities scheduled to mature between one to five years, $86.0 million attributed to securities scheduled to mature between five to ten years, $386.9 million attributed to securities scheduled to mature after ten years and $920.3 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2010, we were in a $695.8 million net unrealized gain position as compared to a $1,458.8 million net unrealized loss position as of December 31, 2009. Of the $2,154.6 million increase in net unrealized gains for the year ended December 31, 2010, an approximate $1.0 billion net unrealized gain can be attributed to an approximate 57 basis points decrease in interest rates and the remaining net unrealized gains related to other market factors.

        Credit Disruption.    The credit disruption in the market that began in the last half of 2007 from concerns in the sub-prime markets, and continued into 2008 and 2009 with concerns in the leveraged finance markets led to reduced liquidity and wider credit spreads. These credit concerns led to widespread forced selling into a very thinly traded market, which further strained market liquidity. This market disruption lowered valuations and, as a result, we saw an increase in net unrealized losses in our securities portfolio through the first quarter of 2009. The losses were more pronounced in the Finance sectors and in structured products such as collateralized debt obligations, ABS and CMBS. The decline in value in large part reflected the illiquid markets. We concluded the prices of the securities in our securities portfolio were temporarily depressed due to (1) the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms, (2) the expectation the issuers will continue to satisfy their obligations given the evaluation of the fundamentals of the issuers' financial condition and other objective evidence and (3) management not having the intent to sell these securities and as it is not more likely than not that we would be required to sell these securities before the recovery of the amortized cost. During the second quarter of 2009 and continuing through the end of 2009, a narrowing of credit spreads and improvement in liquidity resulted in a decrease in the net unrealized losses in our securities portfolio. During the year ended December 31, 2010, gross unrealized losses continued to decrease relative to year-end 2009, primarily due to a decline in interest rates and gross unrealized gains grew such that the securities portfolio is now in a net unrealized gain position. Future changes in the fair value of these securities will be dependent on continued improvement in market liquidity and changes in general market conditions, including interest rates and credit spread movements.

        Fixed Maturities Available-for-Sale Unrealized Losses.    We believe that our long-term fixed maturities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturities. The net cash inflows into investment grade fixed maturities are less than prior years due to us investing in more liquid investments. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. During 2010, we did not actively increase our investment in available-for-sale below investment grade assets. While Principal Life's general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to no more than 10% of the total fixed maturities portfolios.

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

	December 31, 2010				December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,496.5	$1,429.0	$394.5	$29,531.0	$28,439.8	$990.9	$1,015.0	$28,415.7
Private	12,071.9	621.4	406.4	12,286.9	12,159.7	423.3	743.2	11,839.8
Below investment grade:
Public	2,087.8	39.1	305.3	1,821.6	2,233.8	14.4	468.5	1,779.7
Private	2,052.5	51.8	339.3	1,765.0	2,278.5	41.5	702.2	1,617.8

Total fixed maturities, available-for-sale	$44,708.7	$2,141.3	$1,445.5	$45,404.5	$45,111.8	$1,470.1	$2,928.9	$43,653.0

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	December 31, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,534.3	$45.9	$999.8	$21.9	$3,534.1	$67.8
Greater than three to six months	157.9	6.8	59.3	1.4	217.2	8.2
Greater than six to nine months	186.3	5.5	65.1	2.1	251.4	7.6
Greater than nine to twelve months	103.3	3.4	5.1	0.1	108.4	3.5
Greater than twelve to twenty-four months	92.0	19.6	81.7	10.7	173.7	30.3
Greater than twenty-four to thirty-six months	541.6	86.1	437.0	89.4	978.6	175.5
Greater than thirty-six months	1,440.9	227.2	1,485.5	280.8	2,926.4	508.0

Total fixed maturities, available-for-sale	$5,056.3	$394.5	$3,133.5	$406.4	$8,189.8	$800.9

	December 31, 2009
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,367.4	$34.5	$927.7	$21.2	$3,295.1	$55.7
Greater than three to six months	139.0	9.7	39.2	1.0	178.2	10.7
Greater than six to nine months	24.0	0.2	22.3	5.1	46.3	5.3
Greater than nine to twelve months	75.6	14.9	50.4	6.9	126.0	21.8
Greater than twelve to twenty-four months	2,169.7	361.2	1,596.0	207.6	3,765.7	568.8
Greater than twenty-four to thirty-six months	1,846.6	415.0	1,650.2	346.2	3,496.8	761.2
Greater than thirty-six months	1,256.7	179.5	659.4	155.2	1,916.1	334.7

Total fixed maturities, available-for-sale	$7,879.0	$1,015.0	$4,945.2	$743.2	$12,824.2	$1,758.2

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	December 31, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$70.1	$1.0	$70.9	$4.6	$141.0	$5.6
Greater than three to six months	15.1	0.3	8.9	0.1	24.0	0.4
Greater than six to nine months	7.2	1.1	—	—	7.2	1.1
Greater than nine to twelve months	32.0	1.2	11.5	0.6	43.5	1.8
Greater than twelve to twenty-four months	5.9	1.9	0.2	0.1	6.1	2.0
Greater than twenty-four to thirty-six months	233.9	43.9	175.1	89.0	409.0	132.9
Greater than thirty-six months	807.4	255.9	495.8	244.9	1,303.2	500.8

Total fixed maturities, available-for-sale	$1,171.6	$305.3	$762.4	$339.3	$1,934.0	$644.6

	December 31, 2009
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$55.7	$3.3	$52.8	$1.2	$108.5	$4.5
Greater than three to six months	3.4	—	14.8	—	18.2	—
Greater than six to nine months	12.7	0.2	0.1	0.1	12.8	0.3
Greater than nine to twelve months	32.8	11.2	1.0	1.8	33.8	13.0
Greater than twelve to twenty-four months	441.3	112.2	365.6	186.7	806.9	298.9
Greater than twenty-four to thirty-six months	609.0	314.8	403.5	435.8	1,012.5	750.6
Greater than thirty-six months	113.8	26.8	84.6	76.6	198.4	103.4

Total fixed maturities, available-for-sale	$1,268.7	$468.5	$922.4	$702.2	$2,191.1	$1,170.7

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	December 31, 2010
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$39.6	$11.1	$57.7	$16.5	$97.3	$27.6
Greater than three to six months	0.9	1.1	15.1	4.9	16.0	6.0
Greater than six to nine months	0.1	—	113.8	33.3	113.9	33.3
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	251.4	403.6	792.8	529.4	1,044.2	933.0

Total fixed maturities, available-for-sale	$292.0	$415.8	$979.4	$584.1	$1,271.4	$999.9

	December 31, 2009
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$6.1	$2.0	$243.8	$77.4	$249.9	$79.4
Greater than three to six months	—	—	31.8	9.2	31.8	9.2
Greater than six to nine months	0.1	0.1	46.0	22.5	46.1	22.6
Greater than nine to twelve months	28.8	24.8	49.9	25.4	78.7	50.2
Greater than twelve months	276.8	438.3	1,812.8	1,578.5	2,089.6	2,016.8

Total fixed maturities, available-for-sale	$311.8	$465.2	$2,184.3	$1,713.0	$2,496.1	$2,178.2

Mortgage Loans

        Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $9,599.6 million and $10,121.8 million as of December 31, 2010 and December 31, 2009, respectively. The carrying amount of our residential mortgage loan portfolio was $877.5 million and $1,128.7 million as of December 31, 2010 and December 31, 2009, respectively.

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

        Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 22% and 20% of our commercial mortgage loan portfolio as of December 31, 2010 and 2009, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

        The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of December 31, 2010 and 2009, 30% and 31%, respectively, of the commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 1,033 and 1,101 as of December 31, 2010 and 2009, respectively. The average loan size of our commercial mortgage portfolio was $9.4 million and $9.3 million as of December 31, 2010 and 2009, respectively.

        Commercial Mortgage Loan Credit Monitoring.    For further details on monitoring and management of our commercial mortgage loan portfolio, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments — Mortgage Loan Credit Monitoring."

        We categorize loans that are 60 days or more delinquent, loans in process of foreclosure and loans with borrowers or credit tenants in bankruptcy that are delinquent as "problem" loans. Valuation allowances or charge-offs have been recognized on most problem loans. We categorize loans that are delinquent less than 60 days where the default is expected to be cured and loans with borrowers or credit tenants in bankruptcy that are current as "potential problem" loans. The decision whether to classify a loan delinquent less than 60 days as a potential problem involves significant subjective judgments by management as to the likely future economic conditions and developments with respect to the borrower. We categorize loans for which the original note rate has been reduced below market and loans for which the principal has been reduced as "restructured" loans. We also consider loans that are refinanced more than one year beyond the original maturity or call date at below market rates as restructured.

        The decrease in the level of problem, potential problem and restructured commercial mortgages during 2010 reflects loan write downs, payoffs, loan sales and the internal refinance of several others at market terms. There was a significant increase in the level of problem, potential problem, and restructured commercial mortgages during 2009 due to the impact of the U.S. recession on commercial real estate. The job losses and record foreclosures in housing have negatively impacted property vacancy rates and rental rates. Areas significantly impacted by the recession include the South Atlantic, Mountain and Pacific regions, which account for the majority of the problem, potential problem and restructured commercial mortgages as of December 31, 2010 and December 31, 2009. Apartment and retail properties in those regions, which accounted for nearly half of the problem, potential problem and restructured commercial mortgages as of December 31, 2010 and December 31, 2009, have been hit the hardest by the falling rents and occupancies. Many of the loans sold and refinanced during 2010 were apartments in the South Atlantic and Mountain regions.

        The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated.

	December 31, 2010	December 31, 2009
	($ in millions)
Total commercial mortgages	$9,599.6	$10,121.8

Problem commercial mortgages (1)	$35.7	$96.5
Potential problem commercial mortgages	317.7	521.0
Restructured commercial mortgages	7.5	10.3

Total problem, potential problem and restructured commercial mortgages	$360.9	$627.8

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	3.76%	6.20%

(1)
Includes $13.5 million of commercial mortgage loans in foreclosure as of December 31, 2010.

        Commercial Mortgage Loan Valuation Allowance.    The valuation allowance for commercial mortgage loans includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar characteristics where a property risk or market specific risk has not been identified but for which we expect to incur a loss. For further details on the commercial mortgage valuation allowance, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments — Mortgage Loan Valuation Allowance."

        The valuation allowance for PFG decreased $51.9 million for the year ended December 31, 2010, and increased $75.5 million for the year ended December 31, 2009. The decrease in the level of valuation allowance during 2010 is primarily related to loan write downs, payoffs and loan sales and the related release of valuation allowance, which is partially offset by current period provisions. The increase in the level of valuation allowance during 2009 was related to the same market factors as those causing the increase in the level of problem, potential problem and restructured commercial mortgages during 2009. The South Atlantic region accounts for the highest level of reserves at December 31, 2010. The South Atlantic and Mountain regions account for the highest level of reserves at December 31, 2009.

        The following table represents our commercial mortgage valuation allowance for the periods indicated.

	December 31, 2010	December 31, 2009
	($ in millions)
Balance, beginning of period	$132.5	$57.0
Provision	54.1	115.4
Charge-offs	(106.0)	(39.9)

Balance, end of period	$80.6	$132.5

Valuation allowance as % of carrying value before reserves	0.83%	1.29%

        Residential Mortgage Loans.    The residential mortgage loan portfolio is composed of home equity mortgages of $719.3 million and $912.2 million and first lien mortgages of $195.9 million and $245.2 million as of December 31, 2010 and 2009, respectively, primarily held by our Bank and Trust Services business. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which PFG defines as loans 90 days or greater delinquent plus non-accrual loans, totaled $24.0 million and $66.8 million as of December 31, 2010 and 2009, respectively. We establish the residential mortgage loan valuation allowance at levels considered adequate to absorb probable losses within the portfolio based on management's evaluation of the size and current risk characteristics of the portfolio. Such evaluation considers numerous factors, including, but not limited to net charge-off trends, loss forecasts, collateral values, geographic location, borrower credit scores, delinquency rates, industry condition and economic trends. The changes in the valuation allowance are reported in net realized capital gains (losses) on our consolidated statements of operations.

        Our residential mortgage loan portfolio, and in particular our home equity loan portfolio, has experienced an increase in loss severity from sustained elevated levels of unemployment along with continued depressed collateral values. The deterioration has resulted in an increase in delinquencies. The following table represents our residential mortgage valuation allowance for the periods indicated.

	December 31, 2010	December 31, 2009
	($ in millions)
Balance, beginning of period	$28.7	$12.1
Provision	97.6	32.9
Charge-offs/recoveries	(88.6)	(16.3)

Balance, end of period	$37.7	$28.7

Valuation allowance as % of carrying value before reserves	4.1%	2.5%

Real Estate

        Real estate consists primarily of commercial equity real estate. As of December 31, 2010 and 2009, the carrying amount of our equity real estate investment was $1,052.3 million, or 2%, and $1,022.2 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

        Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale." Real estate held for investment totaled $1,010.7 million and $998.4 million as of December 31, 2010 and 2009, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the years ended December 31, 2010 and 2009, there were no such impairment adjustments.

        The carrying amount of real estate held for sale was $41.6 million and $23.8 million as of December 31, 2010 and 2009, respectively. There were no valuation allowances as of December 31, 2010 or 2009. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

        We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

        Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic and West South Central regions of the United States as of December 31, 2010. By property type, there is a concentration in office, industrial, retail, and apartments that represented approximately 92% of the equity real estate portfolio as of December 31, 2010.

Other Investments

        Our other investments totaled $1,486.3 million as of December 31, 2010, compared to $1,480.2 million as of December 31, 2009. Derivative assets accounted for $1,058.5 million and $1,212.7 million in other investments as of December 31, 2010 and 2009, respectively. The remaining invested assets include equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners.

International Investment Operations

        Of our invested assets, $5.4 billion were held by our Principal International segment as of December 31, 2010. The assets are managed by either our Principal Global Investors segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of December 31, 2010 and 2009, were fixed maturities, other investments and residential mortgage loans. The following table excludes invested assets of the separate accounts.

	December 31, 2010		December 31, 2009
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities — Public	$3,470.2	65%	$2,767.1	62%
Equity securities	62.7	1	46.7	1
Mortgage loans — Commercial	9.4	—	7.5	—
Mortgage loans — Residential	638.6	12	587.6	14
Real estate	11.2	—	12.4	—
Policy loans	24.2	—	21.2	1
Other investments	1,155.3	22	985.1	22

Total invested assets	5,371.6	100%	4,427.6	100%

Cash and cash equivalents	60.2		48.1

Total invested assets and cash	$5,431.8		$4,475.7

        Investments in equity method subsidiaries and direct financing leases accounted for $667.0 million and $443.1 million, respectively, of other investments as of December 31, 2010. Investments in equity method subsidiaries and direct financing leases accounted for $578.7 million and $375.2 million, respectively, of other investments as of December 31, 2009. The remaining other investments as of both December 31, 2010 and 2009, are primarily related to derivative assets and other short-term investments.

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

        We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of December 31, 2010, approximately $11.7 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity.

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

        Duration-Managed.    Our exposure to interest rate risk stems largely from our substantial holdings of guaranteed fixed rate liabilities in our Retirement and Investor Services segment. We actively manage the duration of assets and liabilities in these products by minimizing the difference between the two.

        As of December 31, 2010, the difference between the asset and liability durations on our primary duration-managed portfolio was -0.28, as compared to -0.12 as of December 31, 2009. This duration gap indicates that, as of December 31, 2010, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. As of December 31, 2010, the mismatch is slightly outside of our duration gap guideline due to temporary asset and liability spread mismatches. However, our cash flow studies reflect our general practice to hold assets and liabilities to maturity and indicate that the interest rate risk is sufficiently managed. The value of the assets in this portfolio was $26,601.9 million and $28,377.1 million as of December 31, 2010 and 2009, respectively.

        Duration-Monitored.    For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of December 31, 2010, the weighted-average difference between the asset and liability durations on these portfolios was -1.54, as compared to -0.16 as of December 31, 2009. This duration gap indicates that, as of December 31, 2010, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $24,720.0 million and $22,497.1 million as of December 31, 2010 and 2009, respectively.

        Non Duration-Managed.    We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,167.8 million and $5,745.5 million as of December 31, 2010 and 2009, respectively.

        Using the assumptions and data in effect as of December 31, 2010, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $455.4 million, compared with an estimated $71.1 million increase as of December 31, 2009. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	December 31, 2010
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$26,601.9	3.53	(0.28)	$74.5
Duration-monitored	24,720.0	4.18	(1.54)	380.9
Non duration-managed	5,167.8	3.86	N/A	N/A

Total	$56,489.7			$455.4

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

        See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates  — Valuation and Impairment of Fixed Income Investments" for additional discussion of the impact interest rate increases would have on fixed maturities, available-for-sale.

        Debt Issued and Outstanding.    The primary risk for our long-term borrowings is interest rate risk at the time of maturity or early redemption, when we may be required to refinance these obligations. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach.

        The aggregate fair value of long-term debt, excluding accrued interest, was $1,756.3 million and $1,608.4 million, as of December 31, 2010 and 2009, respectively. As of December 31, 2010, a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $143.1 million, as compared to an estimated $132.6 million increase as of December 31, 2009. As of December 31, 2010, a 100 basis point immediate, parallel increase in interest rates would decrease the fair value of debt by approximately $128.4 million, as compared to an estimated $114.3 million decrease as of December 31, 2009. Debt is not recorded at fair value on the consolidated statements of financial position.

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

        For additional information regarding our debt, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt."

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

        Derivatives in our portfolio with interest rate sensitivity were in a net liability position with a fair value of $309.9 million and $130.7 million as of December 31, 2010 and 2009, respectively. The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	December 31, 2010
			Fair value (no accrued interest)
	Notional amount	Weighted average term (years) (1)	-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$19,803.0	5.35	$(361.8)	$(311.7)	$(255.7)
Interest rate collars	500.0	12.15	15.3	1.7	(8.4)
Swaptions	68.5	1.16	—	0.1	0.5
Futures (2)	0.8	0.24	—	—	—

Total	$20,372.3		$(346.5)	$(309.9)	$(263.6)

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

Foreign Currency Risk

        Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements issued to nonqualified institutional investors in the international market, foreign currency-denominated fixed maturities and our international operations.

        We estimate that as of December 31, 2010, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2009. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

        For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $161.6 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2010, as compared to an estimated $135.7 million, or 10%, reduction as of December 31, 2009. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $14.8 million, or 11%, reduction in the operating earnings of our international operations for the year ended December 31, 2010, as compared to an estimated $12.8 million, or 11%, reduction for the year ended December 31, 2009.

        The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

        Use of Derivatives to Manage Foreign Currency Risk.    The foreign currency risk on funding agreements and fixed maturities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $2,995.4 million and $3,386.0 million as of December 31, 2010 and 2009, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,558.5 million and $1,867.2 million as of December 31, 2010 and 2009, respectively.

        With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. Our operations in Chile had currency swaps with a notional amount of $61.3 million and $31.2 million as of December 31, 2010 and 2009, respectively, which were used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $72.3 million and $91.5 million as of December 31, 2010 and 2009, respectively, in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

        Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2010 or 2009.

Equity Risk

        Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of December 31, 2010 and 2009, the fair value of our equity securities was $486.8 million and $435.5 million, respectively. As of December 31, 2010, a 10% decline in the value of the equity securities would result in an unrealized loss of $48.7 million, as compared to an estimated unrealized loss of $43.6 million as of December 31, 2009.

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

        Use of Derivatives to Manage Equity Risk.    We economically hedge the fixed deferred annuity product, where the interest credited is linked to an external equity index, by purchasing options that match the product's profile. We economically hedge the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps. We economically hedge the investment contract exposure to an external equity index using equity call options.

        The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. We recognized a pre-tax gain (loss) on the derivatives used to economically hedge our GMWB market risk of $(21.2) million and $(191.7) million for the years ended December 31, 2010 and 2009, respectively. We recognized a pre-tax gain (loss) on the change in fair value of the GMWB embedded derivative that is primarily related to market risk impacts, of $16.2 million and $197.5 million for the years ended December 31, 2010 and 2009, respectively. Additionally, we recognized a pre-tax gain (loss) on the change in value of the GMWB liability, including the embedded derivative, of $(13.7) million and $(196.9) million for the years ended December 31, 2010 and 2009, respectively, primarily related to incorporating a spread reflecting our own creditworthiness. We reflect the actual and expected changes in value of the GMWB embedded derivative and the associated hedging instruments in our estimated gross profits, which resulted in a pre-tax increase (decrease) in DPAC amortization of $9.4 million and $(78.6) million for the years ended December 31, 2010 and 2009, respectively.

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

        Use of Derivatives to Diversify or Hedge Credit Risk.    We purchase credit default swaps to hedge credit exposures in our investment portfolio. We sell credit default swaps to offer credit protection to investors. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments" under the caption, "Credit Derivatives Sold."

        We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $374.5 million and $448.5 million as of December 31, 2010 and 2009, respectively. We had credit exposure through credit default swaps with a notional amount of $140.0 million and $15.0 million as of December 31, 2010 and 2009, respectively, by investing in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $967.9 million and $1,122.9 million as of December 31, 2010 and 2009, respectively.

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

  •
  implementing credit support annex (collateral) agreements ("CSAs") with majority of counterparties to further limit counterparty exposures, which provide for netting of exposures;

  •
  limiting exposure to A+ credit or better for counterparties without CSAs;

  •
  conducting stress-test analysis to determine the maximum exposure created during the life of a prospective transaction and

  •
  daily monitoring of counterparty credit ratings, exposures and associated collateral levels.

        We believe the risk of incurring losses due to nonperformance by our counterparties is manageable. For further information on derivatives, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments."

        Based on our accounting policy, our disclosed exposure measures the fair value of derivatives that have become favorable to us and, therefore, is a combined credit exposure if all of the involved counterparties failed to fulfill their obligations. In the hypothetical scenario where all of our counterparties fail to fulfill their obligations, our exposure would be $1,177.0 million; however, including collateral received our exposure would be reduced to $927.8 million at December 31, 2010. For further information on derivative exposure, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments" under the caption, "Exposure."

        We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. Netting positive and negative exposures would yield an exposure of $315.3 million, which is reduced to $66.1 million with pledged collateral at December 31, 2010. As of December 31, 2010, we held total collateral of $249.2 million in the form of cash and securities and we posted $376.8 million in cash and securities as collateral to our counterparties. We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As a result of our management of our counterparty risk and the collateralization of our derivative portfolio, any deterioration in our derivative counterparties' credit would not materially impact our financial statements as of December 31, 2010.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited Principal Financial Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). Management of Principal Financial Group, Inc. ("the Company") is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Principal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Principal Financial Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 16, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. ("the Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for credit derivatives embedded in beneficial interests in securitized financial assets effective July 1, 2010; for variable interest entities effective January 1, 2010; for other-than-temporary impairments on debt securities and for the treatment of noncontrolling interests effective January 1, 2009; and for its pension and other postretirement benefits effective January 1, 2008.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 16, 2011

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,
	2010	2009
	(in millions)
Assets
Fixed maturities, available-for-sale (2010 includes $257.9 million related to consolidated variable interest entities)	$48,636.3	$46,220.6
Fixed maturities, trading (2010 includes $131.4 million related to consolidated variable interest entities)	1,120.3	1,032.4
Equity securities, available-for-sale	169.9	214.0
Equity securities, trading (2010 includes $158.6 million related to consolidated variable interest entities)	316.9	221.5
Mortgage loans	11,125.1	11,845.6
Real estate	1,063.5	1,034.6
Policy loans	903.9	902.5
Other investments (2010 includes $128.7 million related to consolidated variable interest entities of which $128.3 million are measured at fair value under the fair value option)	2,641.6	2,465.3

Total investments	65,977.5	63,936.5
Cash and cash equivalents (2010 includes $100.0 million related to consolidated variable interest entities)	1,877.4	2,240.4
Accrued investment income	666.1	691.9
Premiums due and other receivables	1,063.0	1,065.4
Deferred policy acquisition costs	3,529.8	3,681.4
Property and equipment	458.7	489.3
Goodwill	345.4	386.4
Other intangibles	834.6	851.7
Separate account assets	69,555.3	62,738.5
Other assets	1,323.3	1,677.9

Total assets	$145,631.1	$137,759.4

Liabilities
Contractholder funds	$37,301.1	$39,801.9
Future policy benefits and claims	20,046.3	19,248.3
Other policyholder funds	592.2	559.2
Short-term debt	107.9	101.6
Long-term debt	1,583.7	1,584.6
Income taxes currently payable	6.2	2.8
Deferred income taxes	409.9	120.2
Separate account liabilities	69,555.3	62,738.5
Other liabilities (2010 includes $433.6 million related to consolidated variable interest entities of which $114.5 million are measured at fair value under the fair value option)	6,143.5	5,585.9

Total liabilities	135,746.1	129,743.0
Stockholders' equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2010 and 2009	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2010 and 2009	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 448.5 million and 447.0 million shares issued, and 320.4 million and 319.0 million shares outstanding in 2010 and 2009	4.5	4.5
Additional paid-in capital	9,563.8	9,492.9
Retained earnings	4,612.3	4,160.7
Accumulated other comprehensive income (loss)	272.4	(1,042.0)
Treasury stock, at cost (128.1 million and 128.0 million shares in 2010 and 2009, respectively)	(4,725.3)	(4,722.7)

Total stockholders' equity attributable to Principal Financial Group, Inc.	9,727.8	7,893.5
Noncontrolling interest	157.2	122.9

Total stockholders' equity	9,885.0	8,016.4

Total liabilities and stockholders' equity	$145,631.1	$137,759.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2010	2009	2008
	(in millions, except per share data)
Revenues
Premiums and other considerations	$3,555.5	$3,750.6	$4,209.2
Fees and other revenues	2,298.1	2,096.0	2,426.5
Net investment income	3,496.5	3,400.8	3,994.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	48.7	54.9	(214.8)
Total other-than-temporary impairment losses on available-for-sale securities	(296.3)	(714.1)	(479.3)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	56.1	260.9	—

Net impairment losses on available-for-sale securities	(240.2)	(453.2)	(479.3)

Net realized capital losses	(191.5)	(398.3)	(694.1)

Total revenues	9,158.6	8,849.1	9,935.9
Expenses
Benefits, claims and settlement expenses	5,338.4	5,334.5	6,219.9
Dividends to policyholders	219.9	242.2	267.3
Operating expenses	2,759.0	2,526.6	2,987.4

Total expenses	8,317.3	8,103.3	9,474.6

Income before income taxes	841.3	745.8	461.3
Income taxes (benefits)	124.1	100.1	(4.5)

Net income	717.2	645.7	465.8
Net income attributable to noncontrolling interest	17.9	23.0	7.7

Net income attributable to Principal Financial Group, Inc.	699.3	622.7	458.1
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$666.3	$589.7	$425.1

Earnings per common share
Basic earnings per common share	$2.08	$1.98	$1.64

Diluted earnings per common share	$2.06	$1.97	$1.63

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders' equity
	(in millions)
Balances at January 1, 2008	$—	$0.1	$3.9	$8,295.4	$3,414.3	$420.2	$(4,712.2)	$97.6	$7,519.3
Common stock issued	—	—	—	36.4	—	—	—	—	36.4
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.6	—	—	—	—	0.6
Stock-based compensation and additional related tax benefits	—	—	—	44.1	(1.1)	—	—	—	43.0
Treasury stock acquired, common	—	—	—	—	—	—	(6.4)	—	(6.4)
Dividends to common stockholders	—	—	—	—	(116.7)	—	—	—	(116.7)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(14.6)	(14.6)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7.0	7.0
Effects of changing postretirement benefit plan measurement date, net of related income taxes	—	—	—	—	0.9	(2.0)	—	—	(1.1)
Comprehensive loss:
Net income	—	—	—	—	458.1	—	—	7.7	465.8
Net unrealized losses, net	—	—	—	—	—	(4,487.9)	—	—	(4,487.9)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(209.4)	—	(1.2)	(210.6)
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	(632.5)	—	—	(632.5)

Comprehensive loss									(4,865.2)

Balances at December 31, 2008	—	0.1	3.9	8,376.5	3,722.5	(4,911.6)	(4,718.6)	96.5	2,569.3
Common stock issued	—	—	0.6	1,122.4	—	—	—	—	1,123.0
Stock-based compensation and additional related tax benefits	—	—	—	39.9	(1.9)	—	—	—	38.0
Treasury stock acquired, common	—	—	—	—	—	—	(4.1)	—	(4.1)
Dividends to common stockholders	—	—	—	—	(159.5)	—	—	—	(159.5)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(7.1)	(7.1)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	10.1	10.1
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(45.9)	—	—	—	0.2	(45.7)
Effects of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	9.9	(9.9)	—	—	—
Comprehensive income:
Net income	—	—	—	—	622.7	—	—	23.0	645.7
Net unrealized gains, net	—	—	—	—	—	3,693.1	—	—	3,693.1
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(152.9)	—	—	(152.9)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	168.2	—	0.2	168.4
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	171.1	—	—	171.1

Comprehensive income									4,525.4

Balances at December 31, 2009	$—	$0.1	$4.5	$9,492.9	$4,160.7	$(1,042.0)	$(4,722.7)	$122.9	$8,016.4

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity — (continued)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders' equity
	(in millions)
Balances at January 1, 2010	$—	$0.1	$4.5	$9,492.9	$4,160.7	$(1,042.0)	$(4,722.7)	$122.9	$8,016.4
Common stock issued	—	—	—	20.6	—	—	—	—	20.6
Stock-based compensation and additional related tax benefits	—	—	—	50.3	(2.4)	—	—	—	47.9
Treasury stock acquired, common	—	—	—	—	—	—	(2.6)	—	(2.6)
Dividends to common stockholders	—	—	—	—	(176.2)	—	—	—	(176.2)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(7.8)	(7.8)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	24.0	24.0
Effects of implementation of accounting change related to variable interest entities, net	—	—	—	—	(10.7)	10.7	—	—	—
Effects of electing fair value option for fixed maturities upon implementation of accounting change related to embedded credit derivatives, net	—	—	—	—	(25.4)	25.4	—	—	—
Comprehensive income:
Net income	—	—	—	—	699.3	—	—	17.9	717.2
Net unrealized gains, net	—	—	—	—	—	1,070.6	—	—	1,070.6
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(33.5)	—	—	(33.5)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	33.2	—	0.2	33.4
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	208.0	—	—	208.0

Comprehensive income									1,995.7

Balances at December 31, 2010	$—	$0.1	$4.5	$9,563.8	$4,612.3	$272.4	$(4,725.3)	$157.2	$9,885.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Operating activities
Net income	$717.2	$645.7	$465.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	205.9	92.2	373.7
Additions to deferred policy acquisition costs	(496.3)	(482.4)	(680.3)
Accrued investment income	25.8	58.8	23.4
Net cash flows for trading securities	188.3	(127.4)	(348.0)
Premiums due and other receivables	(9.6)	(126.9)	(39.2)
Contractholder and policyholder liabilities and dividends	1,384.2	1,530.9	2,394.2
Current and deferred income taxes (benefits)	60.9	65.7	(219.7)
Net realized capital losses	191.5	398.3	694.1
Depreciation and amortization expense	164.7	138.5	145.0
Mortgage loans held for sale, acquired or originated	(60.6)	(61.2)	(92.0)
Mortgage loans held for sale, sold or repaid, net of gain	61.2	75.4	73.7
Real estate acquired through operating activities	—	(19.8)	(77.5)
Real estate sold through operating activities	121.6	5.2	24.5
Stock-based compensation	47.6	37.2	31.5
Other	189.3	12.8	(544.4)

Net adjustments	2,074.5	1,597.3	1,759.0

Net cash provided by operating activities	2,791.7	2,243.0	2,224.8
Investing activities
Available-for-sale securities:
Purchases	(7,187.9)	(7,933.3)	(6,605.8)
Sales	1,684.6	3,439.8	1,270.8
Maturities	5,161.3	4,568.1	3,280.6
Mortgage loans acquired or originated	(1,272.0)	(586.5)	(3,484.9)
Mortgage loans sold or repaid	1,798.0	1,704.4	2,902.0
Real estate acquired	(53.8)	(62.2)	(33.3)
Real estate sold	—	30.3	70.6
Net purchases of property and equipment	(21.5)	(26.2)	(105.0)
Purchases of interest in subsidiaries, net of cash acquired	—	(45.7)	(20.3)
Net change in other investments	(81.2)	(61.9)	(191.9)

Net cash provided by (used in) investing activities	27.5	1,026.8	(2,917.2)
Financing activities
Issuance of common stock	20.6	1,123.0	36.4
Acquisition of treasury stock	(2.6)	(4.1)	(6.4)
Proceeds from financing element derivatives	79.3	122.0	142.2
Payments for financing element derivatives	(46.5)	(67.4)	(114.6)
Excess tax benefits from share-based payment arrangements	1.0	0.2	3.1
Dividends to common stockholders	(176.2)	(159.5)	(116.7)
Dividends to preferred stockholders	(33.0)	(33.0)	(33.0)
Issuance of long-term debt	2.3	745.1	7.9
Principal repayments of long-term debt	(11.1)	(468.2)	(83.3)
Net proceeds from (repayments of) short-term borrowings	1.7	(405.1)	217.4
Investment contract deposits	4,283.8	4,224.1	11,349.0
Investment contract withdrawals	(7,343.4)	(8,752.7)	(9,813.7)
Net increase in banking operation deposits	46.2	43.9	373.1
Other	(4.3)	(5.7)	(5.4)

Net cash provided by (used in) financing activities	(3,182.2)	(3,637.4)	1,956.0

Net increase (decrease) in cash and cash equivalents	(363.0)	(367.6)	1,263.6
Cash and cash equivalents at beginning of year	2,240.4	2,608.0	1,344.4

Cash and cash equivalents at end of year	$1,877.4	$2,240.4	$2,608.0

Supplemental Information:
Cash paid for interest	$123.4	$129.9	$111.3
Cash paid for income taxes	$55.2	$75.4	$206.1

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2010

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

        Reclassifications have been made to prior period financial statements to conform to the December 31, 2010, presentation. See Recent Accounting Pronouncements for impact of new accounting guidance on prior period financial statements.

Closed Block

        Principal Life Insurance Company ("Principal Life") operates a closed block ("Closed Block") for the benefit of individual participating dividend-paying policies in force at the time of the 1998 mutual insurance holding company ("MIHC") formation. See Note 6, Closed Block, for further details.

Recent Accounting Pronouncements

        In October 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the successful acquisition of new or renewal insurance contracts. Capitalized costs should include incremental direct costs of contract acquisition, as well as certain costs related directly to acquisition activities such as underwriting, policy issuance and processing, medical and inspection and sales force contract selling. This guidance will be effective for us on January 1, 2012, with retrospective application permitted but not required. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

        In July 2010, the FASB issued authoritative guidance that requires new and expanded disclosures related to the credit quality of financing receivables and the allowance for credit losses. Reporting entities are required to provide qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables. The disclosures are required to be presented on a disaggregated basis by portfolio segment and class of financing receivable. Disclosures required by the guidance that relate to the end of a reporting period were effective for us in our December 31, 2010, consolidated financial statements. See Note 4, Investments, for further details. Disclosures required by the guidance that relate to an activity that occurs during a reporting period will be effective for us on January 1, 2011, and will not have a material impact on our consolidated financial statements. In January 2011, the FASB issued authoritative guidance that deferred indefinitely the disclosures relating to troubled debt restructuring.

        In April 2010, the FASB issued authoritative guidance addressing how investments held through the separate accounts of an insurance entity affect the entity's consolidation analysis. This guidance clarifies that an insurance entity should not consider any separate account interests held for the benefit of policyholders in an investment to be the insurer's interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. This guidance will be effective for us on January 1, 2011, and will not have a material impact on our consolidated financial statements.

        In March 2010, the FASB issued authoritative guidance that amends and clarifies the guidance on evaluation of credit derivatives embedded in beneficial interests in securitized financial assets, including asset-backed securities, credit-linked notes, collateralized loan obligations and collateralized debt obligations ("CDOs"). This guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

created solely by subordination of one financial instrument to another. We adopted this guidance effective July 1, 2010, and within the scope of this guidance reclassified fixed maturities with a fair value of $75.3 million, from available-for-sale to trading. The cumulative change in accounting principle related to unrealized losses on these fixed maturities resulted in a net $25.4 million decrease to retained earnings, with a corresponding increase to accumulated other comprehensive income ("AOCI").

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

        In June 2009, the FASB issued authoritative guidance for the establishment of the FASB Accounting Standards CodificationTM ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This guidance was effective for us on July 1, 2009, and did not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement in transferred financial assets. The most significant change is the elimination of the concept of a qualifying special-purpose entity ("QSPE"). Therefore, former QSPEs, as defined under previous accounting standards, should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. This guidance was effective for us on January 1, 2010, and did not have a material impact on our consolidated financial statements.

        Also in June 2009, the FASB issued authoritative guidance related to the accounting for VIEs, which amends prior guidance and requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Furthermore, we are required to enhance disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a VIE. We adopted this guidance prospectively effective January 1, 2010. Due to the implementation of this guidance, certain previously unconsolidated VIEs were consolidated and certain previously consolidated VIEs were deconsolidated. The cumulative

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

change in accounting principle from adopting this guidance resulted in a net $10.7 million decrease to retained earnings and a net $10.7 million increase to AOCI. In February 2010, the FASB issued an amendment to this guidance. The amendment indefinitely defers the consolidation requirements for reporting enterprises' interests in entities that have the characteristics of investment companies and regulated money market funds. This amendment was effective January 1, 2010, and did not have a material impact to our consolidated financial statements. The required disclosures are included in our consolidated financial statements. See Note 3, Variable Interest Entities, for further details.

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

        Also in April 2009, the FASB issued authoritative guidance which provides additional information on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. It also provides additional guidance on circumstances that may indicate a transaction is not orderly. Further, it requires additional disclosures about fair value measurements in annual and interim reporting periods. We adopted this guidance effective January 1, 2009, and it did not have a material impact on our consolidated financial statements. See Note 14, Fair Value Measurements, for further details.

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

        In December 2008, the FASB issued authoritative guidance requiring additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs. This guidance was effective for us on October 1, 2008. We have included the required disclosures in our consolidated financial statements. See Note 3, Variable Interest Entities for further details.

        In September 2008, the FASB issued authoritative guidance (1) requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument and (2) requiring an additional disclosure about the current status of the payment/performance risk of a guarantee. This guidance was effective for us on October 1, 2008. We have included the required disclosures in our consolidated financial statements. See Note 5, Derivative Financial Instruments, for further details relating to our credit derivatives.

        In March 2008, the FASB issued authoritative guidance requiring (1) qualitative disclosures about objectives and strategies for using derivatives, (2) quantitative disclosures about fair value amounts of gains and losses on derivative instruments and related hedged items and (3) disclosures about credit-risk-related contingent features in derivative instruments. The disclosures are intended to provide users of financial statements with an enhanced understanding of how and why derivative instruments are used, how they are accounted for and the financial statement impacts. We adopted these changes on January 1, 2009. See Note 5, Derivative Financial Instruments, for further details.

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

        In September 2006, the FASB issued authoritative guidance for using fair value to measure assets and liabilities, which applies whenever other standards require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value measurement. This guidance establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and requires fair value measurements to be separately disclosed by level within the hierarchy. In February 2008, the FASB deferred the effective date of this guidance for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. In February 2008, the FASB issued authoritative guidance excluding instruments covered by lease accounting and its related interpretive guidance from the scope of its fair value measurement guidance. In October 2008, the FASB issued authoritative guidance which clarifies the application of its fair value measurement guidance in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. Our adoption of the FASB's fair value measurement guidance on January 1, 2008, for assets and liabilities measured at fair value on a recurring basis and financial assets and liabilities measured at fair value on a nonrecurring basis did not have a material impact on our consolidated financial statements. We deferred the adoption for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until January 1, 2009, which also did not have a material impact on our consolidated financial statements. See Note 14, Fair Value Measurements, for further details.

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

  •
  investment impairments and valuation allowances;

  •
  the fair value of and accounting for derivatives;

  •
  the deferred policy acquisition costs ("DPAC") and other actuarial balances where the amortization is based on estimated gross profits;

  •
  the measurement of goodwill, indefinite lived intangible assets, finite lived intangible assets and related impairments or amortization, if any;

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

Investments

        Fixed maturities include bonds, mortgage-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Equity securities include mutual funds, common stock and nonredeemable preferred stock. We classify fixed maturities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 14, Fair Value Measurements, for policies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders' equity, net of adjustments related to DPAC, sales inducements, unearned revenue reserves, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). We also have trading securities portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. Mark-to-market adjustments related to these trading securities are reflected in net investment income.

        The cost of fixed maturities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturities and equity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are primarily reported in net income as a component of net realized capital gains (losses), with noncredit impairment losses for certain fixed maturities reported in OCI. See further discussion in Note 4, Investments. For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated cash flows.

        Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost bases of the properties are reduced to fair value. Real estate expected to be disposed is carried at the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $51.9 million and $35.4 million as of December 31, 2010 and 2009, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

        Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income, as well as prepayment of fees and the amortization of the related premium or discount, is reported in net investment income. Any changes in the valuation allowances are reported in net income as net realized capital gains (losses). We measure impairment based upon the difference between carrying value and estimated value less cost to sell. Estimated value is based on either the present value of expected cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. If foreclosure is probable, the measurement of any valuation allowance is based upon the fair value of the collateral.

        Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other than temporary impairments of securities and subsequent recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision and subsequent commercial mortgage loan recoveries and impairments of real estate held for investment. Investment gains and losses on sales of certain real estate held for sale, which do not meet the criteria for classification as a discontinued operation and mark-to-market adjustments on trading securities that support investment strategies that involve the active and frequent purchase and sale of fixed maturities are reported as net investment income and are excluded from net realized capital gains (losses).

        Policy loans and other investments, excluding investments in unconsolidated entities, are primarily reported at cost.

Derivatives

        Overview.    Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivatives generally used by us include interest rate swaps, interest rate collars, swaptions, futures, currency swaps, currency forwards, credit default swaps and options. Derivatives may be exchange traded or contracted in the over-the-counter market. Derivative positions are either assets or liabilities in the consolidated statements of financial position and are measured at fair value, generally by obtaining quoted market prices or through the use of pricing models. See Note 14, Fair Value Measurements, for policies related to the determination of fair value. Fair values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, and market volatility and liquidity.

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

        Termination of Hedge Accounting.    We prospectively discontinue hedge accounting when (1) the criteria to qualify for hedge accounting is no longer met, e.g., a derivative is determined to no longer be highly effective in offsetting the change in fair value or cash flows of a hedged item; (2) the derivative expires, is sold, terminated or exercised or (3) we remove the designation of the derivative being the hedging instrument for a fair value or cash flow hedge.

        If it is determined that a derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the consolidated statements of financial position at its fair value, with changes in fair value recognized prospectively in net realized capital gains (losses). The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value pursuant to hedging rules and the existing basis adjustment is amortized to the consolidated statements of operations line associated with the asset or liability. The component of OCI related to discontinued cash flow hedges that are no longer highly effective is amortized to the consolidated statements of operations consistent with the net income impacts of the original hedged cash flows. If a cash flow hedge is discontinued because it is probable the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income.

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

        Participating business represented approximately 16%, 17% and 17% of our life insurance in force and 53%, 55% and 57% of the number of life insurance policies in force at December 31, 2010, 2009 and 2008, respectively. Participating business represented approximately 49%, 52% and 54% of life insurance premiums for the years ended December 31, 2010, 2009 and 2008, respectively. The amount of dividends to policyholders is declared annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

Deferred Policy Acquisition Costs on Internal Replacements

        All insurance and investment contract modifications and replacements are reviewed to determine if the internal replacement results in a substantially changed contract. If so, the acquisition costs, sales inducements and unearned revenue associated with the new contract are deferred and amortized over the lifetime of the new contract. In addition, the existing DPAC, sales inducement costs and unearned revenue balances associated with the replaced contract are written off. If an internal replacement results in a substantially unchanged contract, the acquisition costs, sales inducements and unearned revenue associated with the new contract are immediately recognized in the period incurred. In addition, the existing DPAC, sales inducement costs or unearned revenue balance associated with the replaced contract is not written off, but instead is carried over to the new contract.

Long-Term Debt

        Long-term debt includes notes payable, nonrecourse mortgages and other debt with a maturity date greater than one year at the date of issuance. Current maturities of long-term debt are classified as long-term debt in our statement of financial position.

Reinsurance

        We enter into reinsurance agreements with other companies in the normal course of business. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2010 and

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

2009, our largest exposures to a single third-party reinsurer in our individual life insurance business was $23.3 billion and $22.0 billion of life insurance in force, representing 15% and 14% of total net individual life insurance in force, respectively. The financial statement exposure is limited to the reinsurance recoverable related to this single third party reinsurer, which was $27.5 million and $26.8 million at December 31, 2010 and 2009, respectively.

        The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Premiums and other considerations:
Direct	$3,859.8	$4,047.6	$4,495.1
Assumed	3.5	5.2	9.7
Ceded	(307.8)	(302.2)	(295.6)

Net premiums and other considerations	$3,555.5	$3,750.6	$4,209.2

Benefits, claims and settlement expenses:
Direct	$5,507.2	$5,564.5	$6,440.8
Assumed	36.8	38.9	43.5
Ceded	(205.6)	(268.9)	(264.4)

Net benefits, claims and settlement expenses	$5,338.4	$5,334.5	$6,219.9

Separate Accounts

        The separate account assets presented in the consolidated financial statements represent the fair value of funds that are separately administered by us for contracts with equity, real estate and fixed income investments. The separate account contract owner, rather than us, bears the investment risk of these funds. The separate account assets are legally segregated and are not subject to claims that arise out of any of our other business. We receive fees for mortality, withdrawal and expense risks, as well as administrative, maintenance and investment advisory services that are included in the consolidated statements of operations. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statements of operations.

        At December 31, 2010 and 2009, the separate accounts include a separate account valued at $221.7 million and $191.5 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

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

Goodwill and Other Intangibles

        Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and indefinite-lived intangible assets are not amortized. Rather, they are tested for impairment during the fourth quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested at the reporting unit level to which it was assigned. A reporting unit is an operating segment or a business one level below that operating segment, if financial information is prepared and regularly reviewed by management at that level. Once goodwill has been assigned to a reporting unit, it is no longer associated with a particular acquisition; therefore, all of the activities within a reporting unit, whether acquired or organically grown, are available to support the goodwill value. Impairment testing for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.

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

2. Goodwill and Other Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement and Investor Services	Principal Global Investors	Principal International	U.S. Insurance Solutions	Corporate	Consolidated
	(in millions)
Balances at January 1, 2009	$72.6	$169.0	$45.4	$43.4	$45.1	$375.5
Foreign currency translation	—	—	10.9	—	—	10.9

Balances at December 31, 2009	72.6	169.0	56.3	43.4	45.1	386.4
Impairment	—	—	—	—	(43.6)	(43.6)
Foreign currency translation	—	—	4.2	—	—	4.2
Other	—	—	(1.6)	—	—	(1.6)

Balances at December 31, 2010	$72.6	$169.0	$58.9	$43.4	$1.5	$345.4

        On September 30, 2010, we announced our decision to exit the group medical insurance business. This event constituted a substantive change in circumstances that would more likely than not reduce the fair value of our group medical insurance reporting unit below its carrying amount. Accordingly, we performed an interim goodwill impairment test as of September 30, 2010. As a result of the shortened period of projected cash flows, we determined that the goodwill related to this reporting unit within our Corporate operating segment was impaired and it was written down to a value of zero. We recorded a $43.6 million pre-tax impairment loss as an operating expense in the consolidated statements of operations during the year ended December 31, 2010.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

2. Goodwill and Other Intangible Assets — (continued)

Finite Lived Intangible Assets

        Amortized intangible assets that continue to be subject to amortization over a weighted average remaining expected life of 12 years were as follows:

	December 31,
	2010			2009
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Present value of future profits	$148.7	$48.7	$100.0	$141.2	$42.8	$98.4
Other finite lived intangible assets	194.3	128.5	65.8	202.0	117.3	84.7

Total amortized intangible assets	$343.0	$177.2	$165.8	$343.2	$160.1	$183.1

        During 2010, we fully amortized other finite lived intangible assets of $1.7 million.

        Present Value of Future Profits.    Present value of future profits ("PVFP") represents the present value of estimated future profits to be generated from existing insurance contracts in-force at the date of acquisition and is amortized over the expected policy or contract duration in relation to estimated gross profits. The PVFP asset and amortization may be adjusted if revisions to estimated gross profits occur.

        The changes in the carrying amount of PVFP, reported in our Principal International segment were as follows (in millions):

Balance at January 1, 2008	$113.6
Interest accrued	9.5
Amortization	(15.8)
Foreign currency translation	(22.9)

Balance at December 31, 2008	84.4
Interest accrued	7.6
Amortization	(8.9)
Foreign currency translation	5.1
Other	10.2

Balance at December 31, 2009	98.4
Interest accrued	8.0
Amortization	(11.5)
Foreign currency translation	5.1

Balance at December 31, 2010	$100.0

        At December 31, 2010, the estimated amortization expense, net of interest accrued, related to PVFP for the next five years is as follows (in millions):

Year ending December 31:
2011	$3.2
2012	3.1
2013	3.7
2014	4.6
2015	5.4

        Other Finite Lived Intangible Assets.    During 2010, we recorded a $1.6 million pre-tax impairment loss as an operating expense related to finite lived intangible assets with a gross carrying amount of $6.0 million and $4.4 million of accumulated amortization at the time of impairment resulting from our decision to exit the group medical insurance business. During 2009 and 2008, we recognized an impairment of $6.5 million and $12.3 million, respectively, associated with a customer-based intangible acquired as part of our acquisition of WM Advisors, Inc. This impairment had no impact on our consolidated statement of operations for the Retirement and Investor Services segment, as the cash flows associated with this intangible are credited to an outside party.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

2. Goodwill and Other Intangible Assets — (continued)

        The amortization expense for intangible assets with finite useful lives was $18.9 million, $35.2 million and $44.6 million for 2010, 2009 and 2008, respectively. At December 31, 2010, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2011	$10.2
2012	7.3
2013	5.5
2014	4.1
2015	2.3

Indefinite Lived Intangible Assets

        The net carrying amount of unamortized indefinite lived intangible assets was $668.8 million and $668.6 million as of December 31, 2010 and 2009, respectively. As of both December 31, 2010 and 2009, $608.0 million relates to investment management contracts associated with our December 31, 2006, acquisition of WM Advisors, Inc.

3. Variable Interest Entities

        We have relationships with and may have a variable interest in various types of special purpose entities. Following is a discussion of our interest in entities that meet the definition of a VIE. When we are the primary beneficiary we are required to consolidate the entity in our financial statements. On January 1, 2010, we adopted authoritative guidance that changed the method of determining the primary beneficiary of a VIE. Prior to January 1, 2010, the primary beneficiary was the enterprise who absorbed the majority of the entity's expected losses, received a majority of the expected residual returns or both. The new guidance identifies the primary beneficiary of a VIE as the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We assess whether we are the primary beneficiary of VIEs we have relationships with on an ongoing basis. See further discussion of the adoption in Note 1, Nature of Operations and Significant Accounting Policies.

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

Collateralized Private Investment Vehicles

        We invest in synthetic CDOs, collateralized bond obligations, collateralized loan obligations, collateralized commodity obligations and other collateralized structures, which are VIEs due to insufficient equity to sustain the entities (collectively known as "collateralized private investment vehicles"). The performance of the notes of these structures is primarily linked to a synthetic portfolio by derivatives; each note has a specific loss attachment and detachment point. The notes and related derivatives are collateralized by a pool of permitted investments. The investments are held by a trustee and can only be liquidated to settle obligations of the trusts. These obligations primarily include derivatives, financial guarantees and the notes due at maturity or termination of the trusts.

        Prior to January 1, 2010, we determined we were the primary beneficiary of a certain number of these entities due to the nature of our direct investment in the VIEs. As of December 31, 2009, we consolidated five collateralized private investment vehicles with assets of $135.6 million. Upon adoption of the new accounting guidance as of January 1, 2010, we determined we were no longer the primary beneficiary of three of these entities with assets of $65.4 million. For these three entities, we do not control the decisions affecting the economic performance of the entities and we were not involved with the design of the entities. As of December 31, 2010, we continue to hold $53.9 million of investments in these entities classified on the consolidated statements of financial position as fixed maturities, available-for-sale or fixed maturities, trading. We also determined we are the primary beneficiary of two additional collateralized private investment

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

3. Variable Interest Entities — (continued)

vehicles. For all the collateralized structures consolidated as of December 31, 2010, we are the primary beneficiary because we act as the investment manager of the underlying portfolio and we have an ownership interest.

        In October 2009, a synthetic CDO we had previously consolidated was terminated. During the year ended December 31, 2009, we recognized a pre-tax gain of $49.8 million related to the change in fair value and termination of the credit default swaps within the VIE. We were considered the primary beneficiary due to our direct investment in the VIE and management of the synthetic reference portfolios.

Commercial Mortgage-Backed Securities

        In September 2000, we sold commercial mortgage loans to a real estate mortgage investment conduit trust. The trust issued various commercial mortgage-backed securities ("CMBS") certificates using the cash flows of the underlying commercial mortgages it purchased. Prior to January 1, 2010, this entity was scoped out of the consolidation guidance as a QSPE. Based on the new accounting guidance, the previous scope exception for QSPEs no longer exists and this entity is now a VIE due to the entity having insufficient equity to sustain itself. We have determined we are the primary beneficiary as we retained the special servicing role for the assets within the trust as well as the ownership of the bond class which controls the unilateral kick out rights of the special servicer.

Hedge Funds

        We are a general partner with an insignificant equity ownership in various hedge funds. These entities are deemed VIEs due to the equity owners not having decision-making ability. Before January 1, 2010, we consolidated these VIEs due to our related parties' ownership. Beginning January 1, 2010, we continue to consolidate these entities due to our control through our management relationship, related party ownership and our fee structure in certain of these funds. These entities contain various fixed maturities held as available-for-sale and trading and equity securities held as trading.

        The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

	Grantor trusts	Collateralized private investment vehicles	CMBS	Hedge funds (2)	Total
	(in millions)
December 31, 2010
Fixed maturities, available-for-sale	$243.1	$14.8	$—	$—	$257.9
Fixed maturities, trading	—	131.4	—	—	131.4
Equity securities, trading	—	—	—	158.6	158.6
Other investments	—	—	128.4	0.3	128.7
Cash and cash equivalents	—	55.0	—	45.0	100.0
Accrued investment income	0.7	0.1	0.8	—	1.6
Premiums due and other receivables	—	1.6	—	13.9	15.5

Total assets	$243.8	$202.9	$129.2	$217.8	$793.7

Deferred income taxes	$2.4	$—	$—	$—	$2.4
Other liabilities (1)	135.8	132.6	94.1	71.1	433.6

Total liabilities	$138.2	$132.6	$94.1	$71.1	$436.0

December 31, 2009
Fixed maturities, available-for-sale	$226.6	$59.2	$—	$—	$285.8
Fixed maturities, trading	—	19.8	—	—	19.8
Equity securities, trading	—	—	—	90.9	90.9
Cash and cash equivalents	—	55.0	—	45.1	100.1
Accrued investment income	0.8	0.2	—	—	1.0
Premiums due and other receivables	—	1.4	—	18.1	19.5

Total assets	$227.4	$135.6	$—	$154.1	$517.1

Deferred income taxes	$2.7	$—	$—	$—	$2.7
Other liabilities (1)	89.1	24.6	—	43.1	156.8

Total liabilities	$91.8	$24.6	$—	$43.1	$159.5

(1)
Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; collateralized private investment vehicles include derivative liabilities, financial guarantees and obligation to redeem notes at maturity or termination of the trust; CMBS includes obligation to the bondholders; and hedge funds include liabilities to securities brokers.

(2)
The consolidated statements of financial position included a $145.9 million and $110.2 million as of December 31, 2010 and 2009, respectively, noncontrolling interest for hedge funds.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

3. Variable Interest Entities — (continued)

        We did not provide financial or other support to investees designated as VIEs for the years ended December 31, 2010 and 2009.

Unconsolidated Variable Interest Entities

Invested Securities

        We hold a variable interest in a number of VIEs where we are not the primary beneficiary. Our investments in securities issued by these VIEs are reported in fixed maturities, available-for-sale and fixed maturities, trading in the consolidated statements of financial position and are described below.

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

        Prior to January 1, 2010, we were only required to disclose information about carrying value and maximum loss exposure for our significant unconsolidated VIEs. The carrying value and maximum loss exposure for our unconsolidated VIEs as of December 31, 2010, and for our significant unconsolidated VIEs as of December 31, 2009, were as follows:

	Asset carrying value	Maximum exposure to loss (1)
	(in millions)
December 31, 2010
Fixed maturities, available-for-sale:
Corporate	$429.0	$367.7
Residential mortgage-backed securities	3,196.2	3,077.9
Commercial mortgage-backed securities	3,842.2	4,424.9
Collateralized debt obligations	293.0	380.5
Other debt obligations	3,114.1	3,184.9
Fixed maturities, trading:
Residential mortgage-backed securities	215.5	215.5
Commercial mortgage-backed securities	5.1	5.1
Collateralized debt obligations	87.2	87.2
Other debt obligations	118.8	118.8
December 31, 2009
Fixed maturities, available-for-sale:
Corporate	$162.8	$144.2

(1)
Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and to fair value for our fixed maturities, trading.

Sponsored Investment Funds

        We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities' net assets. As of December 31, 2010, these VIEs held $1.7 billion in total assets. During 2010, we chose to contribute $3.2 million to these VIEs for competitive reasons and have no contractual obligation to further contribute to the funds.

        We provide asset management and other services to certain investment structures that are considered VIEs as we generally earn management fees and in some instances performance based fees. We are not the primary beneficiary of these entities as we do not have the obligation to absorb losses of the entities that could be potentially significant to the VIE or the right to receive benefits from these entities that could be potentially significant.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments

Fixed Maturities and Equity Securities

        The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(in millions)
December 31, 2010
Fixed maturities, available-for-sale:
U.S. government and agencies	$748.5	$21.0	$0.2	$—	$769.3
Non-U.S. governments	744.7	127.9	—	—	872.6
States and political subdivisions	2,615.0	64.7	23.3	—	2,656.4
Corporate	32,523.8	1,913.7	527.0	18.0	33,892.5
Residential mortgage-backed securities	3,077.9	124.2	5.9	—	3,196.2
Commercial mortgage-backed securities	4,424.9	118.0	506.1	194.6	3,842.2
Collateralized debt obligations	380.5	1.7	51.8	37.4	293.0
Other debt obligations	3,184.9	53.7	40.0	84.5	3,114.1

Total fixed maturities, available-for-sale	$47,700.2	$2,424.9	$1,154.3	$334.5	$48,636.3

Total equity securities, available-for-sale	$180.0	$8.1	$18.2		$169.9

December 31, 2009
Fixed maturities, available-for-sale:
U.S. government and agencies	$550.1	$9.1	$0.5	$—	$558.7
Non-U.S. governments	741.5	114.8	1.4	—	854.9
States and political subdivisions	2,008.7	53.4	13.5	—	2,048.6
Corporate	32,767.0	1,296.8	1,075.0	58.0	32,930.8
Residential mortgage-backed securities	3,049.5	87.4	3.8	—	3,133.1
Commercial mortgage-backed securities	4,898.0	20.9	1,211.5	107.7	3,599.7
Collateralized debt obligations	607.5	1.8	200.7	39.0	369.6
Other debt obligations	2,994.1	34.6	229.8	73.7	2,725.2

Total fixed maturities, available-for-sale	$47,616.4	$1,618.8	$2,736.2	$278.4	$46,220.6

Total equity securities, available-for-sale	$231.1	$17.2	$34.3		$214.0

        The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2010, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,548.1	$2,587.5
Due after one year through five years	13,441.5	14,023.1
Due after five years through ten years	8,770.4	9,199.6
Due after ten years	11,872.0	12,380.6

Subtotal	36,632.0	38,190.8
Mortgage-backed and other asset-backed securities	11,068.2	10,445.5

Total	$47,700.2	$48,636.3

        Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

Net Investment Income

        Major categories of net investment income are summarized as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Fixed maturities, available-for-sale	$2,702.1	$2,679.3	$3,054.5
Fixed maturities, trading	92.6	37.9	51.3
Equity securities, available-for-sale	11.4	16.8	16.3
Equity securities, trading	2.8	2.5	2.6
Mortgage loans	673.3	688.9	821.6
Real estate	57.5	35.9	54.6
Policy loans	60.9	62.0	58.3
Cash and cash equivalents	7.2	13.0	57.0
Derivatives	(174.4)	(128.3)	(49.1)
Other	152.6	104.3	70.9

Total	3,586.0	3,512.3	4,138.0
Investment expenses	(89.5)	(111.5)	(143.7)

Net investment income	$3,496.5	$3,400.8	$3,994.3

Net Realized Capital Gains and Losses

        The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$63.7	$123.3	$50.8
Gross losses	(339.9)	(703.9)	(438.7)
Portion of OTTI losses recognized in OCI	56.1	260.9	—
Hedging, net	142.2	(229.1)	496.3
Fixed maturities, trading	17.5	49.3	(61.7)
Equity securities, available-for-sale:
Gross gains	8.9	27.0	12.0
Gross losses	(3.2)	(46.5)	(56.6)
Equity securities, trading	27.7	39.4	(65.7)
Mortgage loans	(152.2)	(153.6)	(44.8)
Derivatives	(143.9)	263.3	(645.1)
Other	131.6	(28.4)	59.4

Net realized capital losses	$(191.5)	$(398.3)	$(694.1)

        Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $1.6 billion, $3.3 billion and $1.2 billion in 2010, 2009 and 2008, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

        Each reporting period, all securities are reviewed to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows; (5) for fixed maturities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and (6) for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value. Prior to 2009, our ability and intent to hold fixed maturities for a period of time that allowed for a recovery in value was considered rather than our intent to sell these securities. To the extent we determine that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

        Impairment losses on equity securities are recognized in net income and are measured as the difference between amortized cost and fair value. The way in which impairment losses on fixed maturities are now recognized in the financial statements is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, we recognize an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion in net income and the noncredit loss portion in OCI. Prior to 2009, other-than-temporary impairments on fixed maturities were recorded in net income in their entirety and the amount recognized was the difference between amortized cost and fair value.

        We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on security specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate security cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or liquidations using bond specific facts and circumstances including timing, security interests and loss severity.

        Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Fixed maturities, available-for-sale	$(300.0)	$(693.6)	$(432.0)
Equity securities, available-for-sale	3.7	(20.5)	(47.3)

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	$(296.3)	$(714.1)	$(479.3)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

        The change in accumulated credit losses associated with other-than-temporary impairments on fixed maturities for which an amount related to credit losses was recognized in net realized capital gains (losses) and an amount related to noncredit losses was recognized in OCI ("bifurcated OTTI") is summarized as follows:

	For the year ended December 31,
	2010	2009
	(in millions)
Total other-than-temporary impairments on fixed maturities for which an amount related to noncredit losses was recognized in OCI	$(180.6)	$(448.7)
Noncredit loss recognized in OCI	56.1	260.9

Credit loss impairment recognized in net realized capital losses (1)	$(124.5)	$(187.8)

(1)
Includes additions to bifurcated credit losses recognized in net realized capital gains (losses) during the period for fixed maturities for which an other-than-temporary impairment was not previously recognized and additional credit losses for previously recognized other-than-temporary impairments of $222.1 million and $221.2 million for the years ended December 31, 2010 and 2009, respectively. These losses were offset by reductions for previously recognized bifurcated credit losses on fixed maturities now sold or intended to be sold and fixed maturities reclassified from available-for-sale to trading due to the adoption of new accounting guidance, which did not impact net income for the period, of $97.6 million and $33.4 million for the years ended December 31, 2010 and 2009, respectively. See the credit loss rollforward table below for further details on bifurcated credit losses.

Non-bifurcated other-than-temporary impairment losses, net of recoveries from the sale of previously impaired available-for-sale securities, for fixed maturities recognized in net realized capital gains (losses) during the period were $21.8 million and $211.5 million for the years ended December 31, 2010 and 2009, respectively.

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

	For the year ended December 31,
	2010	2009
	(in millions)
Beginning balance	$(204.7)	$(18.5)
Credit losses for which an other-than-temporary impairment was not previously recognized	(112.4)	(168.5)
Credit losses for which an other-than-temporary impairment was previously recognized	(109.7)	(52.7)
Reduction for credit losses previously recognized on fixed maturities now sold or intended to be sold	53.2	33.4
Reduction for credit losses previously recognized on fixed maturities reclassified to trading (1)	44.4	—
Reduction for positive changes in cash flows expected to be collected and amortization (2)	3.5	1.6

Ending balance	$(325.7)	$(204.7)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

Gross Unrealized Losses for Fixed Maturities and Equity Securities

        For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	December 31, 2010
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$224.5	$0.2	$—	$—	$224.5	$0.2
Non-U.S. governments	7.9	—	—	—	7.9	—
States and political subdivisions	771.0	18.4	44.2	4.9	815.2	23.3
Corporate	2,457.4	69.1	3,948.9	475.9	6,406.3	545.0
Residential mortgage-backed securities	384.9	5.9	—	—	384.9	5.9
Commercial mortgage-backed securities	340.1	4.9	1,186.4	695.8	1,526.5	700.7
Collateralized debt obligations	10.4	0.5	233.0	88.7	243.4	89.2
Other debt obligations	401.5	8.4	578.4	116.1	979.9	124.5

Total fixed maturities, available-for-sale	$4,597.7	$107.4	$5,990.9	$1,381.4	$10,588.6	$1,488.8

Total equity securities, available-for-sale	$47.3	$7.2	$77.0	$11.0	$124.3	$18.2

        Of the total amounts, Principal Life's consolidated portfolio represented $9,914.2 million in available-for-sale fixed maturities with gross unrealized losses of $1,445.3 million. Principal Life's consolidated portfolio consists of fixed maturities where 77% were investment grade (rated AAA through BBB-) with an average price of 87 (carrying value/amortized cost) at December 31, 2010. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2010, due to a decline in interest rates and a tightening of credit spreads primarily in the corporate and commercial mortgage-backed securities sectors.

        For those securities that had been in a loss position for less than twelve months, Principal Life's consolidated portfolio held 534 securities with a carrying value of $4,112.3 million and unrealized losses of $95.7 million reflecting an average price of 98 at December 31, 2010. Of this portfolio, 94% was investment grade (rated AAA through BBB-) at December 31, 2010, with associated unrealized losses of $88.7 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that had been in a continuous loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 773 securities with a carrying value of $5,801.9 million and unrealized losses of $1,349.6 million. The average rating of this portfolio was BBB with an average price of 81 at December 31, 2010. Of the $1,349.6 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $695.8 million in unrealized losses with an average price of 63 and an average credit rating of BBB. The remaining unrealized losses consist primarily of $444.1 million within the corporate sector at December 31, 2010. The average price of the corporate sector was 89 and the average credit rating was BBB. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

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

        Of the total amounts, Principal Life's consolidated portfolio represented $14,979.2 million in available-for-sale fixed maturities with unrealized losses of $2,928.9 million. Principal Life's consolidated portfolio consists of fixed maturities where 83% were investment grade (rated AAA through BBB-) with an average price of 84 (carrying value/amortized cost) at December 31, 2009. Due to the credit disruption that began in the last half of 2007 and continued into first quarter of 2009, which reduced liquidity and led to wider credit spreads, we saw an increase in unrealized losses in our securities portfolio. The unrealized losses were more pronounced in the Corporate sector and in structured products, such as commercial mortgage-backed securities, collateralized debt obligations and asset-backed securities (included in other debt obligations). During the second quarter of 2009 and continuing through the end of the year, a narrowing of credit spreads and improvement in liquidity resulted in a decrease in the unrealized losses in our securities portfolio relative to year-end 2008.

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

Net Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Instruments

        The net unrealized gains and losses on investments in fixed maturities available-for-sale, equity securities available-for-sale and derivative instruments are reported as a separate component of stockholders' equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities and derivative instruments net of

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

adjustments related to DPAC, sales inducements, unearned revenue reserves, changes in policyholder liabilities and applicable income taxes was as follows:

	December 31,
	2010	2009
	(in millions)
Net unrealized gains (losses) on fixed maturities, available-for-sale (1)	$1,197.7	$(1,117.4)
Noncredit component of impairment losses on fixed maturities, available-for-sale	(334.5)	(260.9)
Net unrealized losses on equity securities, available-for-sale	(10.1)	(17.1)
Adjustments for assumed changes in amortization patterns	(273.8)	211.9
Adjustments for assumed changes in policyholder liabilities	(212.4)	(75.7)
Net unrealized gains on derivative instruments	53.5	16.8
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	145.2	214.1
Provision for deferred income tax benefits (taxes)	(169.0)	397.7
Effects of implementation of accounting change related to variable interest entities, net	10.7	—
Effects of electing fair value option for fixed maturities upon implementation of accounting changes related to embedded credit derivatives, net	25.4	—
Effects of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	—	(9.9)

Net unrealized gains (losses) on available-for-sale securities and derivative instruments	$432.7	$(640.5)

(1)
Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Mortgage Loans

        Mortgage loans consist of commercial and residential mortgage loans. We evaluate risks inherent in our commercial mortgage loans in two classes: (1) brick and mortar property loans, where we analyze the property's rent payments as support for the loan, and (2) credit tenant loans ("CTL"), where we rely on the credit analysis of the tenant for the repayment of the loan. We evaluate risks inherent in our residential mortgage loan portfolio in two classes: (1) home equity mortgages and (2) first lien mortgages. The carrying amount of our mortgage loan portfolio was as follows:

	December 31,
	2010	2009
	(in millions)
Commercial mortgage loans	$9,689.6	$10,261.8
Residential mortgage loans	1,556.6	1,746.4

Total amortized cost	11,246.2	12,008.2
Valuation allowance	(121.1)	(162.6)

Total carrying value	$11,125.1	$11,845.6

        Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. Commercial mortgage loans represent a primary area of credit risk exposure.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

        Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2010		2009
	Amortized cost	Percent of total	Amortized cost	Percent of total
	($ in millions)
Geographic distribution
New England	$430.3	4.5%	$446.3	4.3%
Middle Atlantic	1,648.4	17.0	1,535.4	15.0
East North Central	841.1	8.7	941.8	9.2
West North Central	466.7	4.8	504.3	4.9
South Atlantic	2,358.1	24.3	2,641.8	25.8
East South Central	231.5	2.4	300.0	2.9
West South Central	548.6	5.7	672.1	6.5
Mountain	691.0	7.1	835.4	8.1
Pacific	2,464.5	25.4	2,377.2	23.2
International	9.4	0.1	7.5	0.1

Total	$9,689.6	100.0%	$10,261.8	100.0%

Property type distribution
Office	$2,886.2	29.8%	$2,782.1	27.1%
Retail	2,503.0	25.8	2,782.0	27.1
Industrial	2,334.5	24.1	2,394.3	23.4
Apartments	1,138.1	11.7	1,415.2	13.8
Hotel	471.8	4.9	497.2	4.8
Mixed use/other	356.0	3.7	391.0	3.8

Total	$9,689.6	100.0%	$10,261.8	100.0%

        Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $719.3 million and $912.2 million and first lien mortgages with an amortized cost of $837.3 million and $834.2 million as of December 31, 2010 and 2009, respectively. Most of our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

Mortgage Loan Credit Monitoring

Commercial Credit Risk Profile Based on Internal Rating

        We actively monitor and manage our commercial mortgage loan portfolio. All commercial mortgage loans are analyzed regularly and substantially all are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets. The model stresses expected cash flows at various levels and at different points in time depending on the durability of the income stream, which includes our assessment of factors such as location (macro and micro markets), tenant quality and lease expirations. Our internal rating analysis results in expected credit losses comparable to equivalent bond ratings. Internal ratings on commercial mortgage loans are updated at least annually and potentially more often for certain loans with material changes in collateral value or occupancy and for loans on an internal "watch list".

        Commercial mortgage loans that require more frequent and detailed attention than other loans in our portfolio are identified and placed on an internal "watch list". Among the criteria that would indicate a potential problem are imbalances in ratios of loan to value or contract rents to debt service, major tenant vacancies or bankruptcies, borrower sponsorship problems, late payments, delinquent taxes and loan relief/restructuring requests.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

        Our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	December 31, 2010
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$4,781.8	$324.7	$5,106.5
BBB+ thru BBB-	2,636.1	249.5	2,885.6
BB+ thru BB-	726.1	38.5	764.6
B+ and below	929.0	3.9	932.9

Total	$9,073.0	$616.6	$9,689.6

Residential Credit Risk Profile Based on Performance Status

        Our residential mortgage loan portfolio is monitored based on performance of the loans. Monitoring on a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. We define non-performing residential mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

        Our performing and non-performing residential mortgage loans were as follows:

	December 31, 2010
	Home equity	First liens	Total
	(in millions)
Performing	$705.0	$811.6	$1,516.6
Nonperforming	14.3	25.7	40.0

Total	$719.3	$837.3	$1,556.6

Non-Accrual Mortgage Loans

        Commercial and residential mortgage loans are placed on non-accrual status if we have concern regarding the collectability of future payments. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow for commercial mortgage loans or number of days past due for residential mortgage loans. Based on an assessment as to the collectability of the principal, a determination is made to apply any payments received either against the principal or according to the contractual terms of the loan. Accrual of interest resumes after factors resulting in doubts about collectability have improved. Residential first lien mortgages in the Chilean market are carried on accrual for longer than domestic loans as assessment of collectability is based on the nature of the loans and collection practices in that market.

        Mortgage loans on non-accrual status were as follows:

December 31, 2010
(in millions)
Commercial:
Brick and mortar	$67.1
Residential:
Home equity	14.3
First liens	15.7

Total	$97.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

        The aging of mortgage loans and mortgage loans that were 90 days or more past due and still accruing interest were as follows:

	December 31, 2010
	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$22.5	$9.1	$31.6	$9,041.4	$9,073.0	$—
Commercial-CTL	—	—	—	—	616.6	616.6	—
Residential-home equity	9.3	4.5	9.2	23.0	696.3	719.3	—
Residential-first liens	19.1	8.5	23.0	50.6	786.7	837.3	10.0

Total	$28.4	$35.5	$41.3	$105.2	$11,141.0	$11,246.2	$10.0

Mortgage Loan Valuation Allowance

        We establish a valuation allowance to provide for the risk of credit losses inherent in our portfolio. The valuation allowance includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar risk characteristics where a property risk or market specific risk has not been identified but for which we expect to incur a loss. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a valuation allowance is established equal to the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. Amounts on loans deemed to be uncollectible are charged off and removed from the valuation allowance. When a valuation allowance is established, subsequent recoveries are removed from the valuation allowance and subsequent losses are added to the valuation allowance. The change in the valuation allowance is included in net realized capital gains (losses) on our consolidated statements of operations.

        The valuation allowance is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation and assessment of the valuation allowance adequacy is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, portfolio delinquency information, underwriting standards, peer group information, current economic conditions, loss experience and other relevant factors. The evaluation of our impaired loan component is subjective, as it requires the estimation of timing and amount of future cash flows expected to be received on impaired loans.

        We review our commercial mortgage loan portfolio and analyze the need for a valuation allowance for any loan that is delinquent for 60 days or more, in process of foreclosure, restructured, on the internal "watch list" or that currently has a valuation allowance. In addition to establishing allowance levels for specifically identified impaired commercial mortgage loans, management determines an allowance for all other loans in the portfolio for which historical experience and current economic conditions indicate certain losses exist. These loans are segregated by major product type and/or risk level with an estimated loss ratio applied against each product type and/or risk level. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.

        For our residential mortgage loan portfolio, we separate the loans into several homogeneous pools, each of which consist of loans of a similar nature including but not limited to loans similar in collateral, term and structure and loan purpose or type. We evaluate loan pools based on aggregated risk ratings, estimated specific loss potential in the different classes of credits, and historical loss experience by pool type. We adjust these quantitative factors for qualitative factors of present conditions. Qualitative factors include items such as economic and business conditions, changes in the portfolio, value of underlying collateral, and concentrations. Residential mortgage loan pools exclude loans that have been restructured or impaired, as those loans are evaluated individually.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

        A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
December 31, 2010
Beginning balance	$132.5	$30.1	$162.6
Provision	54.1	98.8	152.9
Charge-offs	(106.0)	(89.7)	(195.7)
Recoveries	—	1.1	1.1
Effect of exchange rates	—	0.2	0.2

Ending balance	$80.6	$40.5	$121.1

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$9.1	$5.3	$14.4
Collectively evaluated for impairment	71.5	35.2	106.7

Allowance ending balance	$80.6	$40.5	$121.1

Loan balance by basis of impairment method:
Individually evaluated for impairment	$29.8	$21.5	$51.3
Collectively evaluated for impairment	9,659.8	1,535.1	11,194.9

Loan ending balance	$9,689.6	$1,556.6	$11,246.2

December 31, 2009
Beginning balance	$57.0	$12.9	$69.9
Provision	115.4	33.1	148.5
Charge-offs/recoveries	(39.9)	(16.1)	(56.0)
Effect of exchange rates	—	0.2	0.2

Ending balance	$132.5	$30.1	$162.6

December 31, 2008
Beginning balance	$42.8	$6.6	$49.4
Provision	42.2	11.7	53.9
Charge-offs/recoveries	(28.0)	(5.2)	(33.2)
Effect of exchange rates	—	(0.2)	(0.2)

Ending balance	$57.0	$12.9	$69.9

        We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $39.8 million of residential mortgage loans during the year ended December 31, 2010. We sold $34.1 million of commercial mortgage loans and $17.4 million of residential mortgage loans as of December 31, 2010.

Impaired Mortgage Loans

        Impaired mortgage loans include loans with a related specific valuation allowance, loans whose carrying amount has been reduced to the expected collectible amount because the impairment has been considered other than temporary or troubled debt restructurings. Based on an assessment as to the collectability of the principal, a determination is made to apply any payments received either against the principal or according to the contractual terms of the loan. Our recorded investment in and unpaid principal balance of impaired loans along with the related loan specific allowance for losses, if

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

any, for each reporting period and the average recorded investment and interest income recognized during the time the loans were impaired were as follows:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in millions)
For the year ended, December 31, 2010
With no related allowance recorded:
Commercial-brick and mortar	$22.5	$28.9	$—	$13.4	$1.1
Commercial-CTL	—	—	—	—	—
Residential-home equity	—	—	—	—	—
Residential-first liens	5.3	5.2	—	5.3	—
With an allowance recorded:
Commercial-brick and mortar	29.8	29.7	9.1	77.2	1.8
Commercial-CTL	—	—	—	—	—
Residential-home equity	11.5	11.2	2.3	12.2	—
Residential-first liens	10.0	9.9	3.0	16.2	—
Total:
Commercial	$52.3	$58.6	$9.1	$90.6	$2.9
Residential	$26.8	$26.3	$5.3	$33.7	$—
For the year ended, December 31, 2009
Total:
Commercial	$120.7	$120.5	$43.8	$97.6	$0.3
Residential	$13.5	$18.0	$7.3	$15.3	$—
For the year ended, December 31, 2008
Total:
Commercial	$74.4	$74.4	$13.4	$45.7	$0.1
Residential	$16.5	$16.5	$5.0	$17.5	$—

Real Estate

        Depreciation expense on invested real estate was $41.1 million, $41.7 million and $32.1 million in 2010, 2009 and 2008, respectively. Accumulated depreciation was $331.2 million and $290.1 million as of December 31, 2010 and 2009, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

Other Investments

        Other investments include minority interests in unconsolidated entities, domestic and international joint ventures and partnerships and properties owned jointly with venture partners and operated by the partners. Such investments are generally accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees in net investment income. Summarized financial information for these unconsolidated entities was as follows:

	December 31,
	2010	2009
	(in millions)
Total assets	$31,130.6	$22,086.0
Total liabilities	25,257.0	18,362.3

Total equity	$5,873.6	$3,723.7

Net investment in unconsolidated entities	$804.0	$669.4

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Total revenues	$5,326.2	$4,235.9	$3,582.6
Total expenses	4,812.3	4,228.2	3,661.0
Net income	489.2	312.7	103.9
Our share of net income of unconsolidated entities	99.9	79.0	14.2

        In addition, other investments include $443.1 million and $375.2 million of direct financing leases as of December 31, 2010 and 2009, respectively. Our Chilean operations enter into private placement contracts for commercial, industrial and office space properties whereby our Chilean operations purchase the real estate and/or building from the seller-lessee but then lease the property back to the seller-lessee. Ownership of the property is transferred to the lessee by the end of the lease term. The direct financing lease receivables are carried at amortized cost. We actively monitor and manage our direct financing leases. All leases within the portfolio are analyzed regularly and internally rated, based on financial condition, payment history and loan-to-value.

        Derivative assets are carried at fair value and reported as a component of other investments. Certain seed money investments are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations.

Securities Posted as Collateral

        We posted $1,052.5 million in fixed maturities, available-for-sale securities at December 31, 2010, to satisfy collateral requirements primarily associated with our derivative credit support annex (collateral) agreements and a reinsurance arrangement. In addition, we posted $1,695.1 million in commercial mortgage loans as of December 31, 2010, to satisfy collateral requirements associated with our obligation under funding agreements with the Federal Home Loan Bank of Des Moines. Since we did not relinquish ownership rights on these securities, they are reported as fixed maturities, available-for-sale and commercial mortgage loans, respectively, on our consolidated statements of financial position.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Derivative Financial Instruments — (continued)

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

5. Derivative Financial Instruments — (continued)

Equity Contracts

        Equity risk is the risk that we will incur economic losses due to adverse fluctuations in common stock. We use various derivatives to manage our exposure to equity risk, which arises from products in which the interest we credit is tied to an external equity index as well as products subject to minimum contractual guarantees.

        We may sell an investment-type insurance contract with attributes tied to market indices (an embedded derivative as noted below), in which case we write an equity call option to convert the overall contract into a fixed-rate liability, essentially eliminating the equity component altogether. We purchase equity call spreads to hedge the equity participation rates promised to contractholders in conjunction with our fixed deferred annuity products that credit interest based on changes in an external equity index. We use exchange-traded futures and equity put options to hedge against changes in the value of the GMWB liability related to the GMWB rider on our variable annuity product, as previously explained. The premium associated with certain options is paid quarterly over the life of the option contract.

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

Other Contracts

        Commodity Swaps.    Commodity swaps are used to sell or buy protection on commodity prices in return for receiving or paying a quarterly premium. We have purchased secured limited recourse notes from VIEs that were consolidated in our financial results prior to 2010, but for which we are no longer the primary beneficiary. These VIEs used a commodity swap to enhance the return on an investment portfolio by selling protection on a static portfolio of commodity trigger swaps, each referencing a base or precious metal. The portfolio of commodity trigger swaps was a portfolio of deep out-of-the-money European puts on various base or precious metals. The VIEs provided mezzanine protection that the average spot rate would not fall below a certain trigger price on each commodity trigger swap in the portfolio and received guaranteed quarterly premiums in return until maturity. At the same time the VIEs entered into this synthetic transaction, they bought a quality cash bond to match against the commodity swaps.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Derivative Financial Instruments — (continued)

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

        Our derivative transactions are generally documented under International Swaps and Derivatives Association, Inc. ("ISDA") Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, we are permitted to set off our receivable from a counterparty against our payables to the same counterparty arising out of all included transactions. For reporting purposes, we do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparties under master netting agreements.

        We posted $376.8 million and $273.7 million in cash and securities under collateral arrangements as of December 31, 2010 and 2009, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

        Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the rating on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2010 and 2009, was $1,262.0 million and $1,139.7 million, respectively. With respect to these derivatives, we posted collateral of $376.8 million and $273.7 million as of December 31, 2010 and 2009, respectively, in the normal course of business, which reflects netting under derivative credit support annex agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2010, we would be required to post an additional $56.6 million of collateral to our counterparties.

        As of December 31, 2010 and 2009, we had received $249.2 million and $353.4 million, respectively, of cash collateral associated with our derivative credit support annex agreements. The cash collateral is included in other assets on the consolidated statements of financial position, with a corresponding liability reflecting our obligation to return the collateral recorded in other liabilities.

        Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Derivative Financial Instruments — (continued)

Credit exposure represents the gross amount owed to us under derivative contracts as of the valuation date. The notional amounts and credit exposure of our derivative financial instruments by type were as follows:

	December 31, 2010	December 31, 2009
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$19,803.0	$19,588.6
Interest rate collars	500.0	—
Swaptions	68.5	—
Futures	0.8	43.3
Foreign exchange contracts:
Foreign currency swaps	4,615.2	5,284.4
Currency forwards	72.3	91.5
Equity contracts:
Options	997.5	818.2
Futures	—	84.6
Credit contracts:
Credit default swaps	1,482.4	1,586.4
Other contracts:
Embedded derivative financial instruments	3,991.6	3,344.5
Commodity swaps	—	40.0

Total notional amounts at end of period	$31,531.3	$30,881.5

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$607.1	$579.1
Interest rate collars	1.7	—
Swaptions	0.1	—
Foreign exchange contracts:
Foreign currency swaps	493.2	594.4
Currency forwards	3.3	3.8
Equity contracts:
Options	64.9	149.8
Credit contracts:
Credit default swaps	6.7	15.5

Total gross credit exposure	1,177.0	1,342.6
Less: collateral received	249.2	395.6

Net credit exposure	$927.8	$947.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Derivative Financial Instruments — (continued)

        The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$66.6	$81.5	$405.4	$309.1
Foreign exchange contracts	390.8	444.4	142.5	240.6

Total derivatives designated as hedging instruments	$457.4	$525.9	$547.9	$549.7

Derivatives not designated as hedging instruments
Interest rate contracts	$488.4	$433.5	$459.5	$336.8
Foreign exchange contracts	65.8	107.5	60.4	75.0
Equity contracts	64.9	149.8	31.7	—
Credit contracts	6.7	15.5	171.7	84.0
Other contracts	—	—	145.7	128.1

Total derivatives not designated as hedging instruments	$625.8	$706.3	$869.0	$623.9

Total derivative instruments	$1,083.2	$1,232.2	$1,416.9	$1,173.6

(1)
The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)
The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $6.6 million and $23.6 million as of December 31, 2010 and 2009, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

        These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $10.0 million and $47.0 million as of December 31, 2010 and 2009, respectively. These credit derivative transactions had a net asset (liability) fair value of $(0.8) million and $2.4 million as of December 31, 2010 and 2009, respectively. Our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

	December 31, 2010
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$135.0	$(0.5)	$135.0	3.9
A	564.0	0.9	564.0	2.9
BBB	150.0	0.3	150.0	1.1
Structured finance
B	25.9	(20.0)	25.9	5.9
CCC	22.0	(18.4)	22.0	9.4

Total single name credit default swaps	896.9	(37.7)	896.9	3.0
Basket and index credit default swaps
Corporate debt
A	6.0	—	6.0	1.0
CCC (1)	125.0	(103.0)	125.0	6.2
CC	15.0	(8.5)	15.0	2.0
Government/municipalities
A	40.0	(11.2)	40.0	5.4
Structured finance
AA	20.0	(2.0)	20.0	4.4
BBB	5.0	(0.3)	5.0	14.9

Total basket and index credit default swaps	211.0	(125.0)	211.0	5.6

Total credit default swap protection sold	$1,107.9	$(162.7)	$1,107.9	3.5

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Derivative Financial Instruments — (continued)

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

	December 31, 2010
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
BB	$18.1	$18.1	6.0
CCC	50.0	46.2	2.1
CC	12.1	1.6	4.9

Total corporate debt	80.2	65.9	3.4
Structured finance
AA	5.2	5.2	5.8
BBB	26.8	23.1	5.5
BB	15.5	15.0	3.7
B	10.5	10.5	6.4
CCC	9.2	8.7	5.9
C	13.5	5.8	12.8

Total structured finance	80.7	68.3	6.6

Total fixed maturities with credit derivatives	$160.9	$134.2	5.0

	December 31, 2009
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
AA	$15.0	$14.3	0.7
A	15.0	14.6	0.3
BBB	5.0	4.9	0.3
BB	48.9	42.9	3.5
CCC	51.4	43.8	4.5
C	22.7	6.5	6.6

Total corporate debt	158.0	127.0	3.9
Structured finance
AA	9.5	5.6	9.1
A	7.0	5.0	6.8
BBB	41.1	23.2	6.8
BB	32.6	17.4	7.3
B	7.4	3.1	7.3
CCC	16.1	5.7	19.4
CC	18.0	0.8	7.8
C	10.8	3.3	12.9

Total structured finance	142.5	64.1	11.2

Total fixed maturities with credit derivatives	$300.5	$191.1	8.0

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

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31, (1)				Amount of gain (loss) recognized in net income on related hedged item for the year ended December 31, (1)
Derivatives in fair value hedging relationships				Hedged items in fair value hedging relationships
	2010	2009	2008		2010	2009	2008
	(in millions)				(in millions)
Interest rate contracts	$(100.2)	$308.6	$(532.2)	Fixed maturities, available-for-sale	$106.4	$(264.0)	$510.8
Interest rate contracts	(19.2)	(30.8)	47.8	Investment-type insurance contracts	20.6	46.9	(68.1)
Foreign exchange contracts	6.9	4.8	(0.1)	Fixed maturities, available-for-sale	(5.6)	(6.0)	0.6
Foreign exchange contracts	(23.3)	82.4	(199.8)	Investment-type insurance contracts	18.1	(86.2)	214.4

Total	$(135.8)	$365.0	$(684.3)	Total	$139.5	$(309.3)	$657.7

(1)
The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged Item	2010	2009	2008
	(in millions)
Fixed maturities, available-for-sale (1)	$(161.9)	$(143.5)	$(63.4)
Investment-type insurance contracts (2)	76.3	106.2	64.8

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

5. Derivative Financial Instruments — (continued)

        The net interest effect of interest rate swap and currency swap transactions for derivatives in cash flow hedges is recorded as an adjustment to income or expense of the underlying hedged item in our consolidated statements of operations.

        The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 9.5 years. At December 31, 2010, we had $65.8 million of gross unrealized gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. No amounts were reclassified from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the years ended December 31, 2010 and 2008. During the year ended December 31, 2009, $40.4 million of gross unrealized losses were reclassified from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows of a forecasted liability issuance were probable of not occurring.

        The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the year ended December 31,				Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the year ended December 31,
					Location of gain (loss) reclassified from AOCI into net income (effective portion)
Derivatives in cash flow hedging relationships	Related hedged item	2010	2009	2008		2010	2009	2008
		(in millions)				(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(18.0)	$(124.4)	$206.7	Net investment income	$7.1	$4.8	$3.6
Interest rate contracts	Investment-type insurance contracts	18.4	112.3	(38.1)	Benefits, claims and settlement expenses	(1.0)	(1.0)	(0.3)
Interest rate contracts	Debt	—	30.6	(96.6)	Operating expense	(4.7)	(2.5)	0.3
Foreign exchange contracts	Fixed maturities, available-for-sale	136.7	(216.8)	234.6	Net investment income	—	—	—
Foreign exchange contracts	Investment-type insurance contracts	(76.5)	167.4	(316.0)	Benefits, claims and settlement expenses	(6.1)	(5.6)	1.0
					Net realized capital gains (losses)	(0.1)	22.8	(4.0)

Total		$60.6	$(30.9)	$(9.4)	Total	$(4.8)	$18.5	$0.6

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged Item	2010	2009	2008
	(in millions)
Fixed maturities, available-for-sale (1)	$11.1	$16.9	$8.0
Investment-type insurance contracts (2)	(12.5)	(20.0)	(2.7)

(1)
Reported in net investment income on the consolidated statements of operations.

(2)
Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

        The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net loss resulting from the ineffective portion of interest rate contracts in cash flow hedging relationships was zero for the years ended December 31, 2010 and 2009, and $1.8 million for the year ended December 31, 2008. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.9 million, $2.2 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        We expect to reclassify net gains of $25.8 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net deferred losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Derivative Financial Instruments — (continued)

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

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31,
Derivatives not designated as hedging instruments	2010	2009	2008
	(in millions)
Interest rate contracts	$24.8	$(58.7)	$90.4
Foreign exchange contracts	(73.5)	87.9	(167.9)
Equity contracts	(24.0)	(107.7)	86.3
Credit contracts	5.1	61.7	(102.0)
Other contracts (1)	(8.8)	21.6	(43.2)

Total	$(76.4)	$4.8	$(136.4)

(1)
Primarily includes the change in fair value of embedded derivatives.

6. Closed Block

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

        A policyholder dividend obligation ("PDO") is required to be established for earnings in the Closed Block that are not available to stockholders. A model of the Closed Block was established to produce the pattern of expected earnings in the Closed Block, adjusted to eliminate the impact of related amounts in AOCI.

        If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a PDO. This PDO represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2010 and 2009, cumulative actual earnings have been less than cumulative expected earnings. Additionally,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Closed Block — (continued)

cumulative net unrealized gains were not greater than expected. Therefore, we had no PDO liability as of December 31, 2010 and 2009.

        Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31,
	2010	2009
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$5,003.1	$5,172.9
Other policyholder funds	21.7	23.9
Policyholder dividends payable	294.2	308.9
Other liabilities	79.2	14.7

Total Closed Block liabilities	5,398.2	5,520.4
Assets designated to the Closed Block
Fixed maturities, available-for-sale	2,833.7	2,748.6
Fixed maturities, trading	29.5	31.0
Equity securities, available-for-sale	11.2	14.4
Mortgage loans	677.9	591.8
Policy loans	725.4	747.2
Other investments	163.5	157.5

Total investments	4,441.2	4,290.5
Cash and cash equivalents	—	33.6
Accrued investment income	64.3	69.2
Premiums due and other receivables	17.9	18.7
Deferred income tax asset	60.2	133.3

Total assets designated to the Closed Block	4,583.6	4,545.3

Excess of Closed Block liabilities over assets designated to the Closed Block	814.6	975.1
Amounts included in accumulated other comprehensive income (loss)	33.0	(61.6)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$847.6	$913.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Closed Block — (continued)

        Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Revenues
Premiums and other considerations	$459.3	$508.6	$550.4
Net investment income	257.6	268.6	280.9
Net realized capital gains (losses)	1.8	(23.5)	(12.7)

Total revenues	718.7	753.7	818.6
Expenses
Benefits, claims and settlement expenses	385.5	422.1	467.6
Dividends to policyholders	215.1	235.9	261.8
Operating expenses	6.4	6.8	7.4

Total expenses	607.0	664.8	736.8

Closed Block revenues, net of Closed Block expenses, before income taxes	111.7	88.9	81.8
Income taxes	36.2	28.1	25.6

Closed Block revenues, net of Closed Block expenses and income taxes	75.5	60.8	56.2
Funding adjustment charges	(9.6)	(6.6)	(8.5)

Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustment charges	$65.9	$54.2	$47.7

        The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Beginning of year	$913.5	$967.7	$1,015.4
End of year	847.6	913.5	967.7

Change in maximum future earnings	$(65.9)	$(54.2)	$(47.7)

        Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

7. Deferred Policy Acquisition Costs

        Policy acquisition costs deferred and amortized were as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Balance at beginning of year	$3,681.4	$4,153.0	$2,810.1
Cost deferred during the year	496.3	482.4	680.3
Amortized to expense during the year (1)	(205.9)	(92.2)	(373.7)
Adjustment related to unrealized (gains) losses on available-for-sale securities and derivative instruments	(442.0)	(861.8)	1,036.3

Balance at end of year	$3,529.8	$3,681.4	$4,153.0

(1)
Includes adjustments for revisions to estimated gross profits.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8. Insurance Liabilities

Contractholder Funds

        Major components of contractholder funds in the consolidated statements of financial position are summarized as follows:

	December 31,
	2010	2009
	(in millions)
Liabilities for investment-type insurance contracts:
GICs	$10,013.6	$10,839.2
Funding agreements	10,226.9	12,511.2
Other investment-type insurance contracts	758.6	891.4

Total liabilities for investment-type insurance contracts	20,999.1	24,241.8
Liabilities for individual annuities	11,721.0	11,431.0
Universal life and other reserves	4,581.0	4,129.1

Total contractholder funds	$37,301.1	$39,801.9

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

        We are authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2010 and 2009, $2,055.4 million and $2,502.2 million, respectively, of liabilities are outstanding with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program as we are authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose vehicle. As of December 31, 2010 and 2009, $1,340.0 million and $1,404.2 million, respectively, of liabilities are outstanding with respect to the issuances outstanding under this program.

        In addition, we were authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated qualifying special purpose entity. As of December 31, 2010 and 2009, $2,224.7 million and $2,474.0 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the SEC-registered program described in the following paragraph.

        We were authorized to issue up to $4.0 billion of funding agreements under a program established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. In February 2006, this program was amended to authorize issuance of up to an additional $5.0 billion in recognition of the use of nearly all $4.0 billion of initial issuance authorization. In recognition of the use of nearly all $9.0 billion, this program was amended in November 2007 to authorize issuance of up to an additional $5.0 billion. Under this program, both the notes and the supporting funding agreements are registered with the SEC. As of December 31, 2010 and 2009, $3,597.8 million and $5,122.4 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other three funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by PFG.

        Due to a downturn in the credit market, we reduced the amount of medium term note issuances in 2008 and had no issuances in 2009 and 2010. As economic conditions change, we will reassess the issuance of funding agreements to these medium term note programs.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8. Insurance Liabilities — (continued)

Future Policy Benefits and Claims

        Activity associated with unpaid disability and health claims is summarized as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Balance at beginning of year	$1,025.6	$991.8	$964.3
Incurred:
Current year	1,611.9	1,888.3	1,994.5
Prior years	11.1	(33.4)	(56.7)

Total incurred	1,623.0	1,854.9	1,937.8
Payments:
Current year	1,269.4	1,507.1	1,588.6
Prior years	317.4	314.0	321.7

Total payments	1,586.8	1,821.1	1,910.3
Balance at end of year:
Current year	342.5	381.2	405.9
Prior years	719.3	644.4	585.9

Total balance at end of year	$1,061.8	$1,025.6	$991.8

Supplemental information:
Claim adjustment expense liabilities	$42.7	$40.7	$39.1
Reinsurance recoverables	1.6	3.7	4.3

        Incurred liability adjustments relating to prior years, which affected current operations during 2010, 2009 and 2008, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid disability and health claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid disability and health claims.

9. Debt

Short-Term Debt

        The components of short-term debt were as follows:

	December 31,
	2010	2009
	(in millions)
Commercial paper	$50.0	$75.0
Other recourse short-term debt	57.9	26.6

Total short-term debt	$107.9	$101.6

        As of December 31, 2010 and 2009, we had credit facilities with various financial institutions in an aggregate amount of $719.8 million and $681.9 million, respectively. As of December 31, 2010 and 2009, we had $107.9 million and $101.6 million, respectively, of outstanding borrowings related to our credit facilities, with $28.4 million of assets pledged as support as of December 31, 2010. As of both December 31, 2010 and 2009, our credit facilities included a $579.0 million commercial paper program, of which $50.0 million and $75.0 million was outstanding as of December 31, 2010 and 2009, respectively. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2010 and 2009.

        The weighted-average interest rates on short-term borrowings as of December 31, 2010 and 2009, were 1.5% and 0.7%, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

9. Debt — (continued)

Long-Term Debt

        The components of long-term debt were as follows:

	December 31,
	2010	2009
	(in millions)
3.31% notes payable, due 2011	$—	$61.2
3.63% notes payable, due 2011	—	31.4
7.875% notes payable, due 2014	400.0	400.0
3.76% notes payable, due 2015	102.8	—
8.875% notes payable, due 2019	350.0	350.0
6.05% notes payable, due 2036	601.7	601.8
8% surplus notes payable, due 2044	99.3	99.2
Non-recourse mortgages and notes payable	29.5	40.6
Other mortgages and notes payable	0.4	0.4

Total long-term debt	$1,583.7	$1,584.6

        The amounts included above are net of the discount and premium associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

        On November 3, 2010, Principal International de Chile S.A., a wholly owned indirect subsidiary, entered into a long-term borrowing agreement with Banco de Chile in the amount of US $98.9 million. This debt is denominated in Unidades de Formento ("UF"), a Chilean inflation-indexed, peso-denominated monetary unit. The note bears interest at UF +3.76% and will mature on November 3, 2015. Interest on the note is payable semi-annually on May 3 and November 3 each year. This borrowing agreement consolidated and modified the terms of US $93.9 million of notes with two Chilean banks that were scheduled to mature on November 3, 2011. The debt outstanding and interest expense will vary due to fluctuations in the Chilean peso to US dollar exchange rates and Chilean inflation.

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

        On March 10, 1994, Principal Life issued $100.0 million of surplus notes due March 1, 2044, at an 8% annual interest rate. None of our affiliates hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life has sufficient surplus earnings to make such payments. Interest of $8.0 million for each of the years ended December 31, 2010, 2009 and 2008 was approved by the Commissioner, and charged to expense.

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

        The non-recourse mortgages, other mortgages and notes payable are primarily financings for real estate developments. Outstanding principal balances as of December 31, 2010, ranged from $5.8 million to $8.9 million per development with interest rates generally ranging from 5.5% to 5.8%. Outstanding principal balances as of December 31, 2009, ranged from $5.9 million to $9.1 million per development with interest rates generally ranging from 5.5% to 5.8%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $29.6 million and $30.1 million as of December 31, 2010 and 2009, respectively.

        Also included in non-recourse mortgages and notes payable is a long-term debt obligation we assumed with the purchase of WM Advisors, Inc. As part of the purchase, we are bound by a class B share financing agreement previously entered into by WM Advisors, Inc. and a third party. Load mutual fund shares sold without a front end load are referred to as "B shares". In exchange for paying the selling commission, we receive fees in the future to recover the up-front

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

9. Debt — (continued)

commission cost incurred. Prior to our purchase, WM Advisors, Inc. had entered into a purchase and sale agreement whereby the third party would purchase the rights to future cash flow streams in exchange for funding the sales commissions. The fair value of these relinquished fees is reported as a long-term debt liability. There will be no additional sales under this agreement following the effective date of the purchase. Therefore, this liability will be extinguished in 2012, which equates to the remaining contractual term in which the fund can recover fees to cover the upfront commission costs. The value of this obligation as of December 31, 2010 and 2009, was $8.4 million and $19.1 million, respectively.

        At December 31, 2010, future annual maturities of the long-term debt were as follows (in millions):

Year ending December 31:
2011	$5.4
2012	2.7
2013	9.8
2014	406.1
2015	102.8
Thereafter	1,056.9

Total future maturities of the long-term debt	$1,583.7

10. Income Taxes

Income Tax Expense

        Our income tax expense (benefit) was as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Current income taxes:
U.S. federal	$74.1	$97.7	$118.9
State and foreign	34.2	19.4	(4.0)

Total current income taxes	108.3	117.1	114.9
Deferred income taxes	15.8	(17.0)	(119.4)

Total income taxes (benefits)	$124.1	$100.1	$(4.5)

Effective Income Tax Rate

        Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

	For the year ended December 31,
	2010	2009	2008
U.S. corporate income tax rate	35%	35%	35%
Dividends received deduction	(10)	(10)	(18)
Impact of equity method presentation	(6)	(5)	(7)
Interest exclusion from taxable income	(3)	(3)	(6)
Other	(1)	(4)	(5)

Effective income tax rate	15%	13%	(1)%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

10. Income Taxes — (continued)

Unrecognized Tax Benefits

        A summary of the changes in unrecognized tax benefits follows.

	For the year ended December 31,
	2010	2009
	(in millions)
Balance at beginning of year	$54.5	$62.9
Additions based on tax positions related to the current year	1.5	1.6
Additions for tax positions of prior years	1.2	3.3
Reductions for tax positions related to the current year	(2.4)	(8.2)
Reductions for tax positions of prior years	—	(1.6)
Settlements	—	(3.5)

Balance at end of year (1)	$54.8	$54.5

(1)
Of this amount, $22.3 million, if recognized, would reduce the 2010 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses.

        As of December 31, 2010 and 2009, we had recognized $23.4 million and $22.5 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively.

Net Deferred Income Taxes

        Significant components of our net deferred income taxes were as follows:

	December 31,
	2010	2009
	(in millions)
Deferred income tax assets:
Net unrealized losses on available-for-sale securities	$—	$403.0
Insurance liabilities	328.5	318.0
Net operating and capital loss carryforwards	326.4	355.7
Postretirement benefits	327.8	331.8
Stock-based compensation	71.0	60.4
Other deferred income tax assets	82.6	62.6

Gross deferred income tax assets	1,136.3	1,531.5
Valuation allowance	(1.0)	(1.0)

Total deferred income tax assets	1,135.3	1,530.5
Deferred income tax liabilities:
Deferred policy acquisition costs	(1,084.6)	(983.9)
Net unrealized gains on available-for-sale securities	(188.6)	—
Real estate	(115.6)	(105.6)
Intangible assets	(108.1)	(102.0)
Other deferred income tax liabilities	(35.3)	(40.3)

Total deferred income tax liabilities	(1,532.2)	(1,231.8)

Total net deferred income tax assets (liabilities)	$(396.9)	$298.7

        Net deferred income taxes by jurisdiction are as follows:

	December 31,
	2010	2009
	(in millions)
Deferred income tax assets:
U.S.	$—	$405.6
State	1.8	2.6
International	11.2	10.7

Net deferred income tax assets	13.0	418.9
Deferred income tax liabilities:
U.S.	(264.1)	—
International	(145.8)	(120.2)

Net deferred income tax liabilities	(409.9)	(120.2)

Total net deferred income tax assets (liabilities)	$(396.9)	$298.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

10. Income Taxes — (continued)

        No valuation allowance was provided on the deferred income tax asset attributable to the net unrealized losses on available-for-sale securities as of December 31, 2009. This deferred tax asset reversed during 2010 to a deferred tax liability position attributable to the net unrealized gains on available-for-sale securities as of December 31, 2010.

        The total deferred income tax asset also includes capital and net operating loss carryforwards for tax purposes available to offset future capital gains and taxable income, respectively. The total capital loss carryforward, available to offset future capital gains, was $209.1 million as of December 31, 2010. If not used, this remaining capital loss carryforward generated in 2009 will expire in 2014. Domestic state net operating loss carryforwards were $235.8 million as of December 31, 2010, and will expire between 2017 and 2029. Foreign net operating loss carryforwards generated in various foreign countries were $53.4 million as of December 31, 2010, with some operating loss carryforwards scheduled to expire beginning in 2013 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to certain of these carryforwards, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. A valuation allowance has been recorded on income tax benefits associated with state net operating loss carryforwards and foreign net operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred income tax asset that is more likely than not to be realized.

        Accumulated net operating losses of $640.8 million and $485.2 million at December 31, 2010 and 2009, respectively, are attributed to captive reinsurance companies that are temporarily excluded from our consolidated U.S. federal income tax return. These net operating losses will expire between 2021 and 2025. One of the captive reinsurance companies will be able to join the consolidated U.S. federal income tax return in 2012, with the other in 2013. All accumulated net operating losses are anticipated to be utilized before expiration. Therefore, no valuation allowance has been provided for the deferred income tax assets attributable to these net operating losses.

        U.S. federal and state deferred income taxes have not been provided on approximately $533.0 million of accumulated but undistributed earnings from operations of foreign subsidiaries at December 31, 2010. Such earnings are considered to be indefinitely reinvested in the business. It is not practical to determine the amount of the unrecognized deferred tax liability that would arise if these earnings were remitted due to foreign tax credits and exclusions that may become available at the time of remittance. A tax liability will be recognized when we no longer plan to indefinitely reinvest the earnings or when we plan to sell all or a portion of our ownership interest.

Other Tax Information

        The Internal Revenue Service ("IRS") has completed examination of our consolidated federal income tax returns for years prior to 2004. We are contesting certain issues and have filed suit in the Court of Federal Claims, requesting refunds for the years 1995-2003. We are also litigating a partnership issue for the years 2002-2003 in the federal district court of Iowa. We had $230.9 million and $243.6 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2010 and 2009, respectively. We do not expect the litigation to be resolved within the next twelve months.

        The IRS commenced examination of the U.S. consolidated federal income tax returns for 2004-2005 in March 2007. The fieldwork is substantially complete and the final report is expected to be received sometime in the first or second quarter of 2011. The statute of limitations for the 2004-2005 tax years expires on September 15, 2011. The IRS commenced examination of the U.S. consolidated federal income tax returns for 2006-2007 in March 2009 and of the tax return for 2008 in January 2010.

        We do not believe there is a reasonable possibility that the total amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues from tax years 1995 — 2003 to have a material impact on our net income. Similarly, we believe there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2003.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits

        We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. Some of these plans provide supplemental pension benefits to employees and agents with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal tax law. The employees and agents are generally first eligible for the pension plans when they reach age 21. For plan participants employed prior to January 1, 2002, the pension benefits are based on the greater of a final average pay benefit or a cash balance benefit. The final average pay benefit is based on the years of service and generally the employee's or agent's average annual compensation during the last five years of employment. Partial benefit accrual of final average pay benefits is recognized from first eligibility until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. The cash balance portion of the plan started on January 1, 2002. An employee's account is credited with an amount based on the employee's salary, age and service. These credits accrue with interest. For plan participants hired on and after January 1, 2002, only the cash balance plan applies. Our policy is to fund the cost of providing pension benefits in the years that the employees and agents are providing service to us. Our funding policy for the qualified defined benefit plan is to contribute an amount annually at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act ("ERISA"), and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. Our funding policy for the nonqualified benefit plan is to fund the plan in the years that the employees are providing service, taking into account the funded status of the trust. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP.

        We also provide certain health care, life insurance and long-term care benefits for retired employees. Subsidized retiree health benefits are provided for employees hired prior to January 1, 2002. Employees hired after December 31, 2001, have access to retiree health benefits but it is intended that they pay for the full cost of the coverage. The health care plans are contributory with participants' contributions adjusted annually. The contributions are based on the number of years of service and age at retirement for those hired prior to January 1, 2002, who retired prior to January 1, 2011. For employees hired prior to January 1, 2002, who retire on or after January 1, 2011, the contributions are 60% of the expected cost. As part of the substantive plan, the retiree health contributions are assumed to be adjusted in the future as claim levels change. The life insurance plans are contributory for a small group of previously grandfathered participants that have elected supplemental coverage and dependent coverage.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

Obligations and Funded Status

        The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position and consolidated statements of operations, was as follows:

	Pension benefits		Other postretirement benefits
	December 31,		December 31,
	2010	2009	2010	2009
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(1,797.4)	$(1,712.1)	$(360.1)	$(335.0)
Service cost	(45.6)	(51.4)	(8.8)	(11.3)
Interest cost	(105.7)	(100.8)	(18.1)	(19.7)
Actuarial gain (loss)	(59.6)	(26.8)	62.5	(2.8)
Participant contributions	—	—	(6.0)	(5.5)
Benefits paid	70.2	72.8	15.3	15.0
Amount recognized due to special events	—	—	(0.2)	—
Plan amendment	—	—	153.6	—
Other	4.3	20.9	(0.8)	(0.8)

Benefit obligation at end of year	$(1,933.8)	$(1,797.4)	$(162.6)	$(360.1)

Change in plan assets
Fair value of plan assets at beginning of year	$1,250.3	$1,010.5	$421.5	$362.0
Actual return on plan assets	181.1	217.0	58.1	68.3
Employer contribution	56.5	95.6	1.4	0.7
Participant contributions	—	—	6.0	5.5
Benefits paid	(70.2)	(72.8)	(15.3)	(15.0)

Fair value of plan assets at end of year	$1,417.7	$1,250.3	$471.7	$421.5

Amount recognized in statement of financial position
Other assets	$—	$—	$309.4	$78.4
Other liabilities	(516.1)	(547.1)	(0.3)	(17.0)

Total	$(516.1)	$(547.1)	$309.1	$61.4

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial loss	$469.7	$564.9	$10.2	$104.1
Prior service benefit	(41.6)	(52.7)	(148.8)	(6.8)

Pre-tax accumulated other comprehensive (income) loss	$428.1	$512.2	$(138.6)	$97.3

        The accumulated benefit obligation for all defined benefit pension plans was $1,811.7 million and $1,640.5 million at December 31, 2010 and 2009, respectively.

        Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $265.3 million and $245.1 million as of December 31, 2010 and 2009, respectively.

Pension Plan Changes and Plan Gains/Losses

        On January 1, 2010, benefits under the Principal Pension Plan are frozen for certain participants. This change was recognized as a prior service cost and resulted in a decrease in liabilities as of December 31, 2009.

        For the year ended December 31, 2010, the pension plans had a loss primarily due to a decrease in the discount rate and a change in the mortality assumption. The plans also had a gain resulting from asset returns greater than expected. The net result was an actuarial gain for the year ended December 31, 2010. For the year ended December 31, 2009, the pension plans had an actuarial loss primarily due to a greater than expected cost of living adjustment and greater number of early retirements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

Other Postretirement Plan Changes and Plan Gains/Losses

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") was signed into law. The Medicare Modernization Act introduced a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree medical benefit plans. During each of the years ended December 31, 2010, 2009 and 2008, the Medicare subsidies we received and accrued for were $0.8 million.

        An actuarial gain occurred during 2010 for the other postretirement benefit plans. This was due to a decrease in the trend and claim cost assumptions and greater than expected increase in the medical premium equivalents. This was partially offset by the decrease in the discount rate. An actuarial loss occurred during 2009 for the other postretirement benefit plans. This was due to a less than expected increase in retiree contributions, an increase in assumed health care costs for our agents and an increase in the trend assumption.

Impact of Amendment to Retiree Health Benefits

        In September 2010, an amendment to retiree health benefits was announced. This amendment, which is effective for individuals retiring on or after January 1, 2011, resulted in a plan remeasurement as of September 30, 2010. Under this amendment, the company-paid subsidy for pre-Medicare-eligible coverage will be 40% and the cost of coverage for Medicare-eligible retirees (or their dependents) will no longer be subsidized. Prior to amendment, the subsidy calculation was complex and varied based on age and service with the company at the time of retirement. In addition to the changes for individuals retiring on or after January 1, 2011, the plan was simplified to a single consolidated plan design, the coordination with Medicare was changed for certain post-1984 retirees and the method for determining the premium equivalent rate was changed to be based solely on retiree experience. For the remeasurement of the retiree health benefits as of September 30, 2010, the assumptions used were a 5.40% discount rate to determine the benefit obligation; a 7.25% weighted-average expected long-term return on plan assets used to determine the net periodic benefit cost; and a health care cost initial trend rate of 9.5% pre-Medicare and 9.0% post-Medicare, decreasing to an ultimate rate of 5.0% in the year 2022. The plan amendment resulted in a $153.6 million reduction to the accumulated postretirement benefit obligation as of September 30, 2010. The plan amendment and remeasurement resulted in a $14.0 million reduction in the 2010 net periodic postretirement benefit cost, which was reflected in the fourth quarter of 2010.

Impact from Exit of Group Medical Insurance Business

        On September 30, 2010, we announced our decision to exit the group medical insurance business and entered into an agreement with United Healthcare Services, Inc. to renew medical insurance coverage for our customers as the business transitions. Our exit from the group medical insurance business will result in a curtailment associated with the pension and other postretirement benefits of the impacted employees. We have determined that the curtailment will result in a gain, which will be recognized quarterly in our consolidated financial statements as impacted employees are terminated. In the fourth quarter of 2010, the curtailment gain recognized was $0.9 million for the pension benefits and $2.6 million for the other postretirement benefits from the accelerated recognition of the existing prior service benefits. Also in the fourth quarter of 2010, the recognition of terminations resulted in a $0.2 million increase in the accumulated postretirement benefit obligation resulting from losses associated with individuals who were retirement eligible at termination exceeding the gains associated with those individuals who were not retirement eligible at termination.

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

        For 2010 and 2009, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2010	2009
	(in millions)
Projected benefit obligation	$1,933.8	$1,797.4
Accumulated benefit obligation	1,811.7	1,640.5
Fair value of plan assets	1,417.7	1,250.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

Information for Other Postretirement Benefit Plans With an Accumulated Postretirement Benefit Obligation in Excess of Plan Assets

	December 31,
	2010	2009
	(in millions)
Accumulated postretirement benefit obligation	$1.5	$98.7
Fair value of plan assets	1.4	81.7

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2010	2009	2008	2010	2009	2008
	(in millions)
Service cost	$45.6	$51.4	$62.0	$8.8	$11.3	$10.5
Interest cost	105.7	100.8	124.3	18.1	19.7	20.9
Expected return on plan assets	(98.4)	(79.5)	(162.8)	(30.6)	(25.9)	(46.9)
Amortization of prior service benefit	(10.1)	(7.7)	(9.6)	(9.1)	(2.1)	(3.1)
Recognized net actuarial (gain) loss	67.6	92.6	1.5	4.1	9.3	(4.0)
Amount recognized due to special events	(0.9)	—	—	(2.6)	—	—

Net periodic benefit cost (income)	$109.5	$157.6	$15.4	$(11.3)	$12.3	$(22.6)

        For 2008, 2009 and 2010, we used a December 31 measurement date in connection with our adoption of required measurement date guidance. Net periodic benefit cost shown above for 2008 covers the period of 15 months from October 1, 2007, through December 31, 2008. Net periodic benefit cost for the period from October 1, 2007, to December 31, 2007, was recognized as a direct adjustment to retained earnings during 2008 as required by the measurement date guidance. The breakdown of 2008 net periodic benefit cost between the two periods was as follows:

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

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2010	2009	2010	2009
	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial gain	$(27.5)	$(110.7)	$(89.8)	$(39.6)
Prior service benefit	—	(20.9)	(153.7)	—
Amortization of net loss	(67.6)	(92.6)	(4.1)	(9.3)
Amortization of prior service benefit	11.0	7.7	11.7	2.1

Total recognized in pre-tax accumulated other comprehensive income	$(84.1)	$(216.5)	$(235.9)	$(46.8)

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$25.4	$(58.9)	$(247.2)	$(34.5)

        Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

        The estimated net actuarial (gain) loss and prior service cost (benefit) that will be amortized from AOCI into net periodic benefit cost for the pension benefits during the 2011 fiscal year are $62.8 million and $(9.8) million, respectively. The estimated net actuarial (gain) loss and prior service cost (benefit) for the postretirement benefits that will be amortized from AOCI into net periodic benefit cost during the 2011 fiscal year are $0.4 million and $(29.7) million, respectively. The estimated amortization of net actuarial (gain) loss does not reflect future curtailment recognition.

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2010	2009	2010	2009
Discount rate	5.65%	6.00%	5.65%	6.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

Weighted-average assumptions used to determine net periodic benefit cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2010	2009	2008	2010	2009	2008
Discount rate	6.00%	6.00%	6.30%	6.00%	6.00%	6.30%
Expected long-term return on plan assets	8.00%	8.00%	8.25%	7.30%	7.30%	7.30%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

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

        For other postretirement benefits, the 7.3% expected long-term return on plan assets for 2010 is based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical, life and long-term care plans are 7.25%, 7.75% and 5.85%, respectively.

Assumed Health Care Cost Trend Rates

	December 31,
	2010	2009
Health care cost trend rate assumed for next year under age 65	9.5%	11.0%
Health care cost trend rate assumed for next year age 65 and over	9.0%	10.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2021

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage- point increase	1-percentage- point decrease
	(in millions)
Effect on total of service cost and interest cost components	$4.2	$(3.4)
Effect on accumulated postretirement benefit obligation	(9.4)	8.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

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

        Our pension plan assets consist of investments in separate accounts. Net asset value ("NAV") of the separate accounts is calculated in a manner consistent with U.S. GAAP for investment companies and is determinative of their fair value. Several of the separate accounts invest in publicly quoted mutual funds or actively managed stocks. The fair value of the underlying mutual funds or stock is used to determine the NAV of the separate account, which is not publicly quoted. Some of the separate accounts also invest in fixed income securities. The fair value of the underlying securities is based on quoted prices of similar assets and used to determine the NAV of the separate account. One separate account invests in real estate, for which the fair value of the underlying real estate is based on unobservable inputs and used to determine the NAV of the separate account. The fair value of the underlying real estate is estimated using discounted cash flow valuation models that utilize public real estate market data inputs such as transaction prices, market rents, vacancy levels, leasing absorption, market cap rates and discount rates. In addition, each property is appraised annually by an independent appraiser.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

Pension Plan Assets

        The fair value of the qualified pension plan's assets by asset category as of the most recent measurement date is as follows:

	As of December 31, 2010
	Assets / (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$580.9	$—	$580.9	$—
U.S. small/mid cap equity portfolios (2)	143.5	—	143.5	—
International equity portfolios (3)	241.7	—	241.7	—
Fixed income security portfolios (4)	331.5	—	331.5	—
Real estate investment portfolios:
Real estate investment trusts (5)	35.4	—	35.4	—
Direct real estate investments (6)	84.7	—	—	84.7

Total	$1,417.7	$—	$1,333.0	$84.7

	As of December 31, 2009
	Assets / (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$555.5	$—	$555.5	$—
U.S. small/mid cap equity portfolios (2)	103.6	—	103.6	—
International equity portfolios (3)	215.5	—	215.5	—
Fixed income security portfolios (4)	288.3	—	288.3	—
Real estate investment portfolios:
Real estate investment trusts (5)	33.4	—	33.4	—
Direct real estate investments (6)	54.0	—	—	54.0

Total	$1,250.3	$—	$1,196.3	$54.0

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

        The reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) is as follows:

	For the year ended December 31, 2010
		Actual return gains (losses) on plan assets
						Ending asset balance as of December 31, 2010
	Beginning asset balance as of December 31, 2009	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Transfers in (out) of Level 3
	(in millions)
Asset category
Direct real estate investments	$54.0	$10.7	$—	$20.0	$—	$84.7

Total	$54.0	$10.7	$—	$20.0	$—	$84.7

	For the year ended December 31, 2009
		Actual return gains (losses) on plan assets
						Ending asset balance as of December 31, 2009
	Beginning asset balance as of January 1, 2009	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Transfers in (out) of Level 3
	(in millions)
Asset category
Direct real estate investments	$78.8	$(24.8)	$—	$—	$—	$54.0

Total	$78.8	$(24.8)	$—	$—	$—	$54.0

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

        According to our investment policy, the target asset allocation for the qualified plan is:

Asset category	Target allocation
U.S. equity portfolios	35% - 60%
International equity portfolios	5% - 20%
Fixed income security portfolios	20% - 37%
Real estate investment portfolios	3% - 10%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

Other Postretirement Benefit Plan Assets

        The fair value of the other postretirement benefit plans' assets by asset category as of the most recent measurement date is as follows:

	As of December 31, 2010
	Assets / (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$1.3	$1.3	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	143.5	143.5	—	—
Principal Life general account investment (2)	44.5	—	—	44.5
U.S. equity portfolios (3)	232.2	190.0	42.2	—
International equity portfolios (4)	50.2	38.3	11.9	—

Total	$471.7	$373.1	$54.1	$44.5

	As of December 31, 2009
	Assets / (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$1.0	$1.0	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	131.1	131.1	—	—
Principal Life general account investment (2)	45.5	—	—	45.5
U.S. equity portfolios (3)	198.9	162.5	36.4	—
International equity portfolios (4)	45.0	34.3	10.7	—

Total	$421.5	$328.9	$47.1	$45.5

(1)
The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.

(2)
The general account is invested in various fixed income securities.

(3)
The portfolios invest primarily in publicly traded equity securities of large U.S. companies.

(4)
The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.

        As of December 31, 2010 and 2009, respectively, $54.1 million and $47.1 million of assets in the U.S. equity and international equity portfolios were included in a trust owned life insurance contract.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

        The reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) is as follows:

	For the year ended December 31, 2010
		Actual return gains (losses) on plan assets
						Ending asset balance as of December 31, 2010
	Beginning asset balance as of December 31, 2009	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Transfers in (out) of Level 3
	(in millions)
Asset category
Principal Life general account investment	$45.5	$4.3	$—	$(5.3)	$—	$44.5

Total	$45.5	$4.3	$—	$(5.3)	$—	$44.5

	For the year ended December 31, 2009
		Actual return gains (losses) on plan assets
						Ending asset balance as of December 31, 2009
	Beginning asset balance as of January 1, 2009	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Transfers in (out) of Level 3
	(in millions)
Asset category
Principal Life general account investment	$54.9	$(1.3)	$—	$(8.1)	$—	$45.5

Total	$54.9	$(1.3)	$—	$(8.1)	$—	$45.5

        According to our investment policy, the target asset allocation for the other postretirement benefit plans is:

Asset category	Target allocation
U.S. equity portfolios	45% - 65%
International equity portfolios	5% - 15%
Fixed income security portfolios	30% - 50%

        The investment strategies and policies for the other postretirement benefit plans are similar to those employed by the qualified pension plan.

Contributions

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2011 in the range of $60-$90 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2011 pending future analysis.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

Estimated Future Benefit Payments

        The estimated future benefit payments, which reflect expected future service, and the expected amount of subsidy receipts under Medicare Part D are:

	Pension benefits	Other postretirement benefits (gross benefit payments, including prescription drug benefits)	Amount of Medicare Part D subsidy receipts
	(in millions)
Year ending December 31:
2011	$76.9	$19.3	$0.9
2012	81.6	20.2	1.0
2013	86.5	21.3	1.1
2014	91.0	22.4	1.2
2015	95.2	23.4	1.3
2016-2020	567.0	126.8	6.9

        The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

        The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2010.

        The information that follows shows supplemental information for our defined benefit pension plans. Certain key summary data is shown separately for qualified and nonqualified plans.

	For the year ended December 31,
	2010			2009
	Qualified plan	Nonqualified plans	Total	Qualified plan	Nonqualified plans	Total
	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(210.8)	(305.3)	(516.1)	(249.9)	(297.2)	(547.1)

Total	$(210.8)	$(305.3)	$(516.1)	$(249.9)	$(297.2)	$(547.1)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$404.1	$65.6	$469.7	$495.0	$69.9	$564.9
Prior service cost benefit	(26.6)	(15.0)	(41.6)	(33.9)	(18.8)	(52.7)

Total pre-tax accumulated other comprehensive loss	$377.5	$50.6	$428.1	$461.1	$51.1	$512.2

Components of net periodic benefit cost
Service cost	$39.3	$6.3	$45.6	$41.8	$9.6	$51.4
Interest cost	88.2	17.5	105.7	83.0	17.8	100.8
Expected return on plan assets	(98.4)	—	(98.4)	(79.5)	—	(79.5)
Amortization of prior service cost benefit	(6.6)	(3.5)	(10.1)	(5.4)	(2.3)	(7.7)
Recognized net actuarial loss	62.5	5.1	67.6	86.5	6.1	92.6
Amount recognized due to special events	(0.6)	(0.3)	(0.9)	—	—	—

Net periodic benefit cost	$84.4	$25.1	$109.5	$126.4	$31.2	$157.6

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$(28.4)	$0.9	$(27.5)	$(108.8)	$(1.9)	$(110.7)
Prior service benefit	—	—	—	(10.7)	(10.2)	(20.9)
Amortization of net loss	(62.5)	(5.1)	(67.6)	(86.5)	(6.1)	(92.6)
Amortization of prior service cost benefit	7.3	3.7	11.0	5.4	2.3	7.7

Total recognized in pre-tax accumulated other comprehensive income	$(83.6)	$(0.5)	$(84.1)	$(200.6)	$(15.9)	$(216.5)

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$0.8	$24.6	$25.4	$(74.2)	$15.3	$(58.9)

        In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $16,500 of their compensation to the plans in 2010. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

benefit formulas were reduced, and the 401(k) matching contribution was increased. Employees who were ages 47 or older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as "Grandfathered Choice Participants." We match the Grandfathered Choice Participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. For all other participants, we match the participant's contributions at a 75% contribution rate up to a maximum of 6% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock. We contributed $35.7 million, $33.9 million and $41.2 million in 2010, 2009 and 2008, respectively, to our qualified defined contribution plans.

        We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by federal tax law with respect to the qualified plans. In 2010, we matched the Grandfathered Choice Participant's deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant's compensation. For all other participants, we matched the participant's deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant's compensation. We contributed $2.8 million, $4.6 million and $7.3 million in 2010, 2009 and 2008, respectively, to our nonqualified deferred compensation plans.

12. Contingencies, Guarantees and Indemnifications

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

        On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life. Principal Life's motion to transfer venue was granted and the case is now pending in the Southern District of Iowa. The complaint alleged, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives "revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans" and allegedly failed to use the revenue to defray the expenses of the services provided to the plans. Plaintiff further alleged that these acts constitute prohibited transactions under ERISA. Plaintiff sought to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained "revenue sharing" fees from mutual funds. On August 27, 2008, the plaintiff's motion for class certification was denied. The plaintiff's new motion for class certification, filed May 11, 2009, was stricken by the court on March 31, 2010. Principal Life continues to aggressively defend the lawsuit.

        On October 28, 2009, Judith Curran filed a derivative action lawsuit on behalf of Principal Funds, Inc. Strategic Asset Management Portfolios in the United States District Court for the Southern District of Iowa against Principal Management Corporation, Principal Global Investors, LLC, and Principal Funds Distributor, Inc. (the "Curran Defendants"). The lawsuit alleges the Curran Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging advisory fees and distribution fees that were excessive. The Curran Defendants filed a motion to dismiss the case on January 29, 2010. That motion was granted in part and overruled in part. Principal Global Investors, LLC was dismissed from the suit. The remaining Curran Defendants are aggressively defending the lawsuit.

        On December 2, 2009 and December 4, 2009, two plaintiffs, Cruise and Mullaney, each filed putative class action lawsuits in the United States District Court for the Southern District of New York against us, Principal Life, Principal Global Investors, LLC, and Principal Real Estate Investors, LLC (the "Cruise/Mullaney Defendants"). The lawsuits alleged the Cruise/Mullaney Defendants failed to manage the Principal U.S. Property Separate Account ("PUSPSA") in the best interests of investors, improperly imposed a "withdrawal freeze" on September 26, 2008, and instituted a "withdrawal queue" to honor withdrawal requests as sufficient liquidity became available. Plaintiffs allege these actions constitute a breach of fiduciary duties under ERISA. Plaintiffs seek to certify a class including all qualified ERISA plans and the participants of those plans that invested in PUSPSA between September 26, 2008, and the present that have

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Contingencies, Guarantees and Indemnifications — (continued)

suffered losses caused by the queue. The two lawsuits, as well as two subsequently filed complaints asserting similar claims, have been consolidated and are now known as In re Principal U.S. Property Account Litigation. On April 22, 2010, an order was entered granting the motion made by the Cruise/Mullaney Defendants for change of venue to the United States District Court for the Southern District of Iowa. The plaintiffs have filed a Consolidated Complaint adding five new plaintiffs. The Cruise/Mullaney Defendants are aggressively defending the lawsuit.

        On July 1, 2010, Debra and Russell Hurd filed a putative class action lawsuit in the United States District Court for the Southern District of Iowa against us and Principal Life (the "Hurd Defendants"). The complaint alleges the Hurd Defendants underpay out-of-network health claims by using an allegedly flawed database to calculate usual and customary charges. Plaintiffs are suing on behalf of "all participants and/or beneficiaries in group health plans in the United States issued, insured or administered by [us] as to which [we] have administered claims and/or paid or denied benefits for out-of-network benefit claims." The complaint alleged four causes of action, all based on violations of ERISA. The Hurd Defendants filed a stipulated dismissal with prejudice on December 8, 2010.

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

Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of December 31, 2010, was approximately $218.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

Guaranty Funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state's fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2010 and 2009, the liability balance for guaranty fund assessments, which is not discounted, was $14.5 million and $15.1 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of December 31, 2010 and 2009, $6.9 million and $7.4 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Contingencies, Guarantees and Indemnifications — (continued)

Operating Leases

        As a lessee, we lease office space, data processing equipment, office furniture and office equipment under various operating leases. Rental expense for the years ended December 31, 2010, 2009 and 2008, respectively, was $53.1 million, $54.4 million and $54.4 million.

        The following represents payments due by period for operating lease obligations (in millions):

Year ending December 31:
2011	$48.1
2012	37.2
2013	28.6
2014	21.7
2015	16.1
2016 and thereafter	68.1

Total operating lease obligations	219.8
Less: Future sublease rental income on noncancelable leases	5.8

Total future minimum lease payments	$214.0

Capital Leases

        We lease hardware storage equipment under capital leases. As of December 31, 2010 and 2009, these leases had a gross asset balance of $17.4 million and $16.1 million and accumulated depreciation of $13.4 million and $9.2 million, respectively. Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $4.2 million, $5.2 million and $6.2 million, respectively.

        The following represents future minimum lease payments due by period for capital lease obligations (in millions).

Year ending December 31:
2011	$3.0
2012	1.1
2013	0.3

Total	4.4
Less: Amounts representing interest	0.2

Net present value of minimum lease payments	$4.2

13. Stockholders' Equity

Preferred Stock

        As of December 31, 2010, we had 13.0 million shares of preferred stock authorized, issued and outstanding under the two series described below. Preferred stockholders have dividend and liquidation priority over common stockholders.

        Series A.    Dividends on the Series A Preferred Stock are non-cumulative and are payable quarterly when, and if, declared by our Board of Directors at a rate of 5.563% per annum of the liquidation preference. On or after the dividend payment date in June 2015, the Series A initial distribution rate will become a floating rate, subject to reset, at our option, subject to certain conditions and parameters. If reset, the rate may be at fixed or floating rates. On or after the dividend payment date in June 2015, we may, at our option, redeem the shares at a price of $100 per share, or $300.0 million in the aggregate, plus accrued and unpaid dividends for the then current dividend period to the date of redemption, if any.

        The Series A Preferred Stock has no stated maturity and is not convertible into any other of our securities. Series A Preferred Stock will have no voting rights, except with respect to certain fundamental changes in the terms of the shares and in the case of certain dividend non-payments.

        Series B.    Dividends on the Series B Preferred Stock are non-cumulative and are payable quarterly when, and if, declared by the Board of Directors at a rate of 6.518% per annum of the liquidation preference. On or after the dividend payment date in June 2035, the Series B initial distribution rate will become a floating rate, subject to reset, at our option, subject to certain conditions and parameters. If reset, the rate may be at fixed or floating rates. On or after the dividend payment date in June 2015, we may, at our option, redeem the shares at a price of $25 per share, or $250.0 million in the aggregate, plus accrued and unpaid dividends for the then current dividend period to the date of redemption, if any.

        The Series B Preferred Stock has no stated maturity and is not convertible into any other of our securities. Series B Preferred Stock will have no voting rights, except with respect to certain fundamental changes in the terms of the shares and in the case of certain dividend non-payments.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13. Stockholders' Equity — (continued)

Dividend Restrictions and Payments

        The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders' equity levels. As of December 31, 2010, we have no preferred dividend restrictions.

        On March 30, 2010, June 30, 2010, September 30, 2010 and December 30, 2010, we paid a dividend of $8.2 million, $8.3 million, $8.2 million and $8.3 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 11, 2010, June 10, 2010, September 9, 2010 and December 9, 2010, respectively.

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

Common Stock

        On December 3, 2010, we paid an annual dividend of $176.2 million, equal to $0.55 per share, to stockholders of record as of November 19, 2010. On December 4, 2009, we paid an annual dividend of $159.5 million, equal to $0.50 per share, to stockholders of record as of November 13, 2009. On December 5, 2008, we paid an annual dividend of $116.7 million, equal to $0.45 per share, to stockholders of record as of November 14, 2008.

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2008	3.0	10.0	259.1
Shares issued	—	—	1.2
Treasury stock acquired	—	—	(1.0)

Outstanding shares at December 31, 2008	3.0	10.0	259.3
Shares issued	—	—	60.0
Treasury stock acquired	—	—	(0.3)

Outstanding shares at December 31, 2009	3.0	10.0	319.0
Shares issued	—	—	1.5
Treasury stock acquired	—	—	(0.1)

Outstanding shares at December 31, 2010	3.0	10.0	320.4

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13. Stockholders' Equity — (continued)

Accumulated Other Comprehensive Income (Loss)

        Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders.

        The components of accumulated other comprehensive income (loss) were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligations	Accumulated other comprehensive income (loss)
	(in millions)
Balances at January 1, 2008	$302.9	$14.2	$35.9	$67.2	$420.2
Net change in unrealized gains on fixed maturities, available-for-sale	(8,037.9)	—	—	—	(8,037.9)
Net change in unrealized gains on equity securities, available-for-sale	(61.3)	—	—	—	(61.3)
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	27.2	—	—	—	27.2
Adjustments for assumed changes in amortization pattern	1,173.0	—	—	—	1,173.0
Adjustment for assumed changes in policyholder liabilities	3.3	—	—	—	3.3
Net change in unrealized gains on derivative instruments	—	29.3	—	—	29.3
Change in net foreign currency translation adjustment	—	—	(227.0)	—	(227.0)
Effects of changing postretirement benefit plan measurement date	—	—	—	(3.1)	(3.1)
Change in unrecognized postretirement benefit obligations	—	—	—	(973.1)	(973.1)
Net change in provision for deferred income tax benefit (expense)	2,384.8	(6.3)	17.6	341.7	2,737.8

Balances at December 31, 2008	$(4,208.0)	$37.2	$(173.5)	$(567.3)	$(4,911.6)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13. Stockholders' Equity — (continued)

	Net unrealized losses on available-for-sale securities	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligations	Accumulated other comprehensive loss
	(in millions)
Balances at January 1, 2009	$(4,208.0)	$37.2	$(173.5)	$(567.3)	$(4,911.6)
Net change in unrealized losses on fixed maturities, available-for-sale	6,590.8	—	—	—	6,590.8
Net change in noncredit component of impairment losses on fixed maturities, available-for-sale	(260.9)	—	—	—	(260.9)
Net change in unrealized losses on equity securities, available-for-sale	48.1	—	—	—	48.1
Net change in unrealized losses on equity method subsidiaries and noncontrolling interest adjustments	111.7	—	—	—	111.7
Adjustments for assumed changes in amortization pattern	(963.3)	—	—	—	(963.3)
Adjustment for assumed changes in policyholder liabilities	(79.0)	—	—	—	(79.0)
Net change in unrealized gains on derivative instruments	—	(33.2)	—	—	(33.2)
Change in net foreign currency translation adjustment	—	—	191.8	—	191.8
Change in unrecognized postretirement benefit obligations	—	—	—	263.3	263.3
Cumulative effect of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	(9.9)	—	—	—	(9.9)
Net change in provision for deferred income tax benefit (expense)	(1,884.3)	10.3	(23.6)	(92.2)	(1,989.8)

Balances at December 31, 2009	$(654.8)	$14.3	$(5.3)	$(396.2)	$(1,042.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13. Stockholders' Equity — (continued)

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligations	Accumulated other comprehensive income (loss)
	(in millions)
Balances at January 1, 2010	$(654.8)	$14.3	$(5.3)	$(396.2)	$(1,042.0)
Net change in unrealized losses on fixed maturities, available-for-sale	2,315.1	—	—	—	2,315.1
Net change in noncredit component of impairment losses on fixed maturities, available-for-sale	(56.1)	—	—	—	(56.1)
Net change in unrealized losses on equity securities, available-for-sale	7.0	—	—	—	7.0
Net change in unrealized losses on equity method subsidiaries and noncontrolling interest adjustments	(68.9)	—	—	—	(68.9)
Adjustments for assumed changes in amortization pattern	(488.0)	—	—	—	(488.0)
Adjustment for assumed changes in policyholder liabilities	(136.7)	—	—	—	(136.7)
Net change in unrealized gains on derivative instruments	—	36.7	—	—	36.7
Change in net foreign currency translation adjustment	—	—	20.8	—	20.8
Change in unrecognized postretirement benefit obligations	—	—	—	320.0	320.0
Cumulative effect of implementation of accounting change related to variable interest entities, net	10.7	—	—	—	10.7
Cumulative effect of electing fair value option for fixed maturities upon implementation of accounting change related to embedded credit derivatives, net	25.4	—	—	—	25.4
Net change in provision for deferred income tax benefit (expense)	(558.3)	(13.7)	12.4	(112.0)	(671.6)

Balances at December 31, 2010	$395.4	$37.3	$27.9	$(188.2)	$272.4

        The following table sets forth the adjustments necessary to avoid duplication of items that are included as part of net income for a year that had been part of other comprehensive income in prior years:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Unrealized gains (losses) on available-for-sale securities and derivative instruments, as reported	$1,073.2	$3,530.3	$(4,487.9)
Adjustment for realized gains (losses) on available-for-sale securities and derivative instruments included in net income	(88.9)	(456.4)	21.0

Unrealized gains (losses) on available-for-sale securities and derivative instruments arising during the year	$984.3	$3,073.9	$(4,466.9)

        The above table includes unrealized gains (losses) on available-for-sale securities and derivatives in cash flow hedge relationships net of adjustments related to DPAC, sales inducements, unearned revenue reserves, changes in policyholder benefits and claims and applicable income taxes.

Dividend Limitations

        Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2010 statutory results, Principal Life could pay approximately $509.7 million in stockholder dividends in 2011 without exceeding the statutory limitation.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Fair Value Measurements

        We use fair value measurements to record fair value of certain assets and liabilities and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value. Certain financial instruments, particularly policyholder liabilities other than investment-type insurance contracts, are excluded from these fair value disclosure requirements.

Fair Value of Financial Instruments

        The carrying value and estimated fair value of financial instruments were as follows:

	December 31, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$48,636.3	$48,636.3	$46,220.6	$46,220.6
Fixed maturities, trading	1,120.3	1,120.3	1,032.4	1,032.4
Equity securities, available-for-sale	169.9	169.9	214.0	214.0
Equity securities, trading	316.9	316.9	221.5	221.5
Mortgage loans	11,125.1	11,197.8	11,845.6	11,407.8
Policy loans	903.9	1,012.1	902.5	1,022.6
Other investments	311.3	311.3	188.5	188.5
Cash and cash equivalents	1,877.4	1,877.4	2,240.4	2,240.4
Derivative assets	1,083.2	1,083.2	1,232.2	1,232.2
Separate account assets	69,555.3	69,555.3	62,738.5	62,738.5
Cash collateral	236.0	236.0	386.4	386.4
Investment-type insurance contracts	(32,720.1)	(32,828.6)	(35,672.8)	(34,876.3)
Short-term debt	(107.9)	(107.9)	(101.6)	(101.6)
Long-term debt	(1,583.7)	(1,756.3)	(1,584.6)	(1,608.4)
Separate account liabilities	(62,681.4)	(61,594.1)	(56,897.4)	(55,867.5)
Derivative liabilities	(1,274.5)	(1,274.5)	(1,050.8)	(1,050.8)
Bank deposits	(2,219.2)	(2,230.9)	(2,185.8)	(2,188.5)
Cash collateral payable	(236.0)	(236.0)	(367.8)	(367.8)
Other liabilities	(250.3)	(250.3)	(99.2)	(99.2)

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

Determination of Fair Value

        The following discussion describes the valuation methodologies and inputs used for assets and liabilities measured at fair value on a recurring basis or disclosed at fair value. The techniques utilized in estimating the fair values of financial instruments are reliant on the assumptions used. Care should be exercised in deriving conclusions about our business, its value or financial position based on the fair value information of financial instruments presented below.

        Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Fair Value Measurements — (continued)

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

        If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available, which are reflected in Level 3 and can include fixed maturities across all asset classes. These models primarily use projected cash flows discounted using a rate derived from market interest rate curves and relevant risk spreads. As of December 31, 2010, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

        The primary inputs, by asset class, for valuations of the majority of our Level 2 investments from third party pricing vendors or our internal pricing valuation approach are described below.

        U.S. government and agencies/Non-U.S. governments — Inputs include recently executed market transactions, interest rate yield curves, maturity dates, market price quotations and credit spreads relating to similar instruments.

        State and political subdivisions — Inputs include Municipal Securities Rulemaking Board reported trades, U.S. Treasury and other benchmark curves, material event notices, new issue data, and issuer financial statements.

        Corporates — Inputs include recently executed transactions, market price quotations, benchmark yields, issuer spreads and observations of equity and credit default swap curves related to the issuer. For private placement corporate securities valued through the matrix valuation approach inputs include the current U.S. Treasury curve and risk spreads based on sector, rating and average life of the issuance.

        RMBS, CMBS, CDOs and Other debt obligations — Inputs include cash flows, priority of the tranche in the capital structure, expected time to maturity for the specific tranche, reinvestment period remaining and performance of the underlying collateral including prepayments, defaults, deferrals, loss severity of defaulted collateral and, for RMBS, prepayment speed assumptions. Other inputs include market indices and recently executed market transactions.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Fair Value Measurements — (continued)

Mortgage Loans

        Mortgage loans are not measured at fair value on a recurring basis. Fair values of commercial and residential mortgage loans are primarily determined by discounting the expected cash flows at current treasury rates plus an applicable risk spread, which reflects credit quality and maturity of the loans. The risk spread is based on market clearing levels for loans with comparable credit quality, maturities and risk. The fair value of mortgage loans may also be based on the fair value of the underlying real estate collateral less cost to sell, which is estimated using appraised values.

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

14. Fair Value Measurements — (continued)

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

14. Fair Value Measurements — (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Fair Value Measurements — (continued)

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

Assets and liabilities measured at fair value on a recurring basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of December 31, 2010
	Assets / (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$769.3	$229.6	$539.7	$—
Non-U.S. governments	872.6	—	848.1	24.5
States and political subdivisions	2,656.4	—	2,656.4	—
Corporate	33,892.5	95.4	33,245.0	552.1
Residential mortgage-backed securities	3,196.2	—	3,196.2	—
Commercial mortgage-backed securities	3,842.2	—	3,826.0	16.2
Collateralized debt obligations	293.0	—	183.7	109.3
Other debt obligations	3,114.1	—	3,025.3	88.8

Total fixed maturities, available-for-sale	48,636.3	325.0	47,520.4	790.9
Fixed maturities, trading	1,120.3	159.8	691.4	269.1
Equity securities, available-for-sale	169.9	124.1	2.6	43.2
Equity securities, trading	316.9	212.9	104.0	—
Derivative assets (1)	1,083.2	—	1,049.9	33.3
Other investments (2)	210.7	14.1	68.3	128.3
Cash equivalents (3)	1,247.2	217.3	1,029.9	—

Sub-total excluding separate account assets	52,784.5	1,053.2	50,466.5	1,264.8
Separate account assets	69,555.3	51,012.9	14,770.9	3,771.5

Total assets	$122,339.8	$52,066.1	$65,237.4	$5,036.3

Liabilities
Investment-type insurance contracts (4)	$(6.6)	$—	$—	$(6.6)
Derivative liabilities (1)	(1,274.5)	—	(1,093.0)	(181.5)
Other liabilities (4)	(250.3)	—	(93.5)	(156.8)

Total liabilities	$(1,531.4)	$—	$(1,186.5)	$(344.9)

Net assets (liabilities)	$120,808.4	$52,066.1	$64,050.9	$4,691.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Fair Value Measurements — (continued)

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

(3)
Includes money market instruments and short-term investments with a maturity date of three months or less when purchased.

(4)
Includes bifurcated embedded derivatives that are reported at fair value within the same line item in the consolidated statements of financial position in which the host contract is reported and, beginning in 2010, other liabilities include obligations of consolidated VIEs reported at fair value.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Fair Value Measurements — (continued)

Changes in Level 3 fair value measurements

        The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the year ended December 31, 2010
								Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset / (liability) balance as of December 31, 2009	Total realized/unrealized gains (losses)		Purchases, sales, issuances and settlements (4)			Ending asset / (liability) balance as of December 31, 2010
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$16.1	$(0.1)	$0.1	$8.4	$—	$—	$24.5	$(0.1)
State and political subdivisions	11.5	—	1.0	—	11.5	(24.0)	—	—
Corporate	737.3	0.7	26.9	(193.2)	152.2	(171.8)	552.1	(2.2)
Commercial mortgage-backed securities	34.3	(0.1)	1.0	11.2	—	(30.2)	16.2	(0.1)
Collateralized debt obligations	296.8	(14.9)	40.0	(125.2)	0.9	(88.3)	109.3	(1.9)
Other debt obligations	76.6	—	4.5	36.9	32.9	(62.1)	88.8	—

Total fixed maturities, available-for-sale	1,172.6	(14.4)	73.5	(261.9)	197.5	(376.4)	790.9	(4.3)
Fixed maturities, trading	63.5	13.5	—	194.1	—	(2.0)	269.1	13.2
Equity securities, available-for-sale	71.7	2.6	(8.2)	(21.4)	0.1	(1.6)	43.2	3.3
Derivative assets	54.4	(18.3)	(0.1)	(2.7)	—	—	33.3	(17.1)
Other investments	—	25.9	—	102.4	—	—	128.3	25.9
Separate account assets (2)	4,120.7	304.0	(0.4)	(564.2)	28.5	(117.1)	3,771.5	249.0
Liabilities
Investment-type insurance contracts	(23.6)	(8.2)	—	25.2	—	—	(6.6)	(8.6)
Derivative liabilities	(93.7)	9.9	(1.4)	(96.3)	—	—	(181.5)	8.0
Other liabilities (3)	(89.1)	9.3	(28.3)	(48.7)	—	—	(156.8)	2.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Fair Value Measurements — (continued)

	For the year ended December 31, 2009
							Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset / (liability) balance as of December 31, 2008	Total realized/unrealized gains (losses)				Ending asset / (liability) balance as of December 31, 2009
				Purchases, sales, issuances and settlements
		Included in net income (1)	Included in other comprehensive income		Transfers in (out) of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$45.3	$(10.3)	$2.4	$(21.3)	$—	$16.1	$(0.1)
State and political subdivisions	—	—	1.3	—	10.2	11.5	—
Corporate	750.9	(26.7)	160.6	(348.3)	200.8	737.3	(32.2)
Commercial mortgage-backed securities	58.0	(0.3)	9.8	(12.1)	(21.1)	34.3	—
Collateralized debt obligations	236.8	(63.9)	150.4	(10.6)	(15.9)	296.8	(63.5)
Other debt obligations	82.0	(2.1)	17.4	25.9	(46.6)	76.6	—

Total fixed maturities, available-for-sale	1,173.0	(103.3)	341.9	(366.4)	127.4	1,172.6	(95.8)
Fixed maturities, trading	60.7	13.0	—	—	(10.2)	63.5	13.1
Equity securities, available-for-sale	56.2	(0.2)	30.3	(43.7)	29.1	71.7	(2.0)
Derivative assets	100.7	(43.6)	(0.2)	(2.5)	—	54.4	(30.5)
Separate account assets (2)	6,042.3	(1,601.5)	—	(291.6)	(28.5)	4,120.7	(1,488.3)
Liabilities
Investment-type insurance contracts	(60.2)	10.8	—	25.8	—	(23.6)	10.8
Derivative liabilities	(266.9)	141.4	7.2	24.6	—	(93.7)	88.8
Other liabilities (3)	(103.8)	—	33.2	(18.5)	—	(89.1)	—

	For the year ended December 31, 2008						Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset / (liability) balance as of January 1, 2008	Total realized/unrealized gains (losses)				Ending asset / (liability) balance as of December 31, 2008
				Purchases, sales, issuances and settlements
		Included in net income (1)	Included in other comprehensive income		Transfers in (out) of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale	$2,201.3	$(148.5)	$(507.8)	$(567.2)	$195.2	$1,173.0	$(116.7)
Fixed maturities, trading	92.3	(19.1)	—	(11.4)	(1.1)	60.7	(19.1)
Equity securities, available-for-sale	51.1	(41.5)	(12.1)	20.7	38.0	56.2	(35.3)
Derivative assets	54.3	74.7	(15.8)	(12.5)	—	100.7	62.4
Separate account assets (2)	7,313.2	(958.9)	1.0	(209.5)	(103.5)	6,042.3	(944.1)
Liabilities
Investment-type insurance contracts	(49.3)	(58.4)	(0.1)	47.6	—	(60.2)	(70.4)
Derivative liabilities	(62.3)	(200.0)	(8.1)	3.5	—	(266.9)	(192.9)
Other liabilities (3)	(155.6)	—	70.0	(18.2)	—	(103.8)	—

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

(2)
Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International segment separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.

(3)
Certain embedded derivatives reported in other liabilities are part of a cash flow hedge, with the effective portion of the unrealized gains (losses) recorded in AOCI.

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

14. Fair Value Measurements — (continued)

Transfers

        Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

        Assets transferred into Level 3 during 2010, 2009 and 2008 were $226.1 million, $531.9 million and $1,410.8 million, respectively. The majority of assets transferred into Level 3 primarily include those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor and, to a lesser extent, assets added to our "watch list" that were previously priced using a matrix pricing valuation approach that may no longer be relevant when applied to asset-specific situations.

        Assets transferred out of Level 3 during 2010, 2009 and 2008 were $497.1 million, $414.1 million and $1,282.2 million, respectively. The majority of assets that transferred out of Level 3 include those for which we are now able to obtain pricing from a recognized third party pricing vendor.

        We had significant transfers of separate account assets between Level 1 and Level 2, primarily related to foreign equity securities. When these securities are valued at the local close price of the exchange where the assets traded, they are reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices and the fair value is reflected in Level 2. During 2010, $6,600.6 million of separate account assets transferred out of Level 2 into Level 1. During 2010, $3,128.3 million of separate account assets transferred out of Level 1 into Level 2.

        Other transfers into and out of Level 2 during 2010 primarily included those that transferred out of and into Level 3, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Certain assets are measured at fair value on a nonrecurring basis. During 2010, certain mortgage loans had been impaired or written down to fair value of $250.7 million. The impairments resulted in a loss of $79.6 million that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

        During 2010, real estate had been written down to fair value of $1.4 million. This write down resulted in a loss of $0.3 million that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of real estate is estimated using appraised values that involve significant unobservable inputs.

        During 2010, mortgage servicing rights had been written down to fair value of $1.0 million, resulting in a charge of $0.6 million that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

        During 2010, we impaired goodwill and finite lived intangible assets. See Note 2, Goodwill and Other Intangible Assets, for further details.

        During 2009, mortgage loans had been written down to fair value of $3.9 million. This write down resulted in a loss of $8.0 million that was recorded in net realized capital gains (losses). These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

        During 2009, real estate had been written down to fair value of $0.9 million. This write down resulted in a loss of $0.8 million that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of the real estate is estimated using appraised values that involve significant unobservable inputs.

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

        During 2008, mortgage servicing rights had been written down to fair value of $13.4 million, resulting in a charge of $1.5 million that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Fair Value Measurements — (continued)

measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

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

        The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $128.3 million and $124.4 million, respectively, as of December 31, 2010. The change in fair value of the loans resulted in a $25.9 million pre-tax gain for the year ended December 31, 2010, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. For the year ended December 31, 2010, we recorded $10.5 million of interest income on these commercial mortgage loans.

        The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $114.5 million and $186.5 million, respectively, as of December 31, 2010. The change in fair value of the obligations resulted in a $2.9 million pre-tax loss, which includes a $3.0 million pre-tax gain related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings for the year ended December 31, 2010. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $8.9 million for the year ended December 31, 2010.

15. Statutory Insurance Financial Information

        Principal Life, the largest indirect subsidiary of PFG, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the "State of Iowa"). The State of Iowa recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual has been adopted as a component of prescribed practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices. Our use of prescribed and permitted statutory accounting practices has resulted in higher statutory capital and surplus of $244.9 million relative to the accounting practices and procedures of the NAIC primarily due to a state prescribed practice associated with reinsurance of our term life products and "secondary" or "no lapse" guarantee provisions on our universal life products. Statutory accounting practices differ from U.S. GAAP primarily due to charging policy acquisition costs to expense as incurred, establishing reserves using different actuarial assumptions, valuing investments on a different basis and not admitting certain assets, including certain net deferred income tax assets.

        Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2010, Principal Life meets the minimum RBC requirements.

        Statutory net income and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2010	2009	2008
	(in millions)
Statutory net income	$404.6	$42.1	$83.3
Statutory capital and surplus	4,377.8	4,588.7	4,810.2

16. Segment Information

        We provide financial products and services through the following segments: Retirement and Investor Services, Principal Global Investors, Principal International and U.S. Insurance Solutions. In addition, there is a Corporate

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16. Segment Information — (continued)

segment. The segments are managed and reported separately because they provide different products and services, have different strategies or have different markets and distribution channels.

        Prior to third quarter 2010, amounts now reported in the U.S. Insurance Solutions segment and amounts for our group medical insurance business now reported in the Corporate segment were reported together in the Life and Health Insurance segment. This change was made due to our decision to exit the group medical insurance business (insured and administrative services only) and has no impact on our consolidated financial statements for any period presented. Our segment results for 2009 and 2008 have been restated to conform to the current segment presentation. With the exception of corporate overhead, amounts related to our group medical insurance business previously included in segment operating earnings have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments.

        The Retirement and Investor Services segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals.

        The Principal Global Investors segment provides asset management services to our asset accumulation business, our insurance operations, the Corporate segment and third-party clients.

        The Principal International segment has operations in Brazil, Chile, China, Hong Kong Special Administrative Region, India, Indonesia, Malaysia, Mexico, Singapore and Thailand. We focus on countries with large middle classes, favorable demographics and growing long-term savings, ideally with defined contribution markets. We entered these countries through acquisitions, start-up operations and joint ventures.

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

16. Segment Information — (continued)

        The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	December 31,
	2010	2009
	(in millions)
Assets:
Retirement and Investor Services	$110,043.0	$106,881.9
Principal Global Investors	1,308.1	1,276.7
Principal International	12,774.5	10,301.7
U.S. Insurance Solutions	16,558.2	15,097.7
Corporate	4,947.3	4,201.4

Total consolidated assets	$145,631.1	$137,759.4

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$4,124.4	$4,041.5	$4,798.4
Principal Global Investors	481.4	439.4	598.5
Principal International	779.9	562.1	849.0
U.S. Insurance Solutions	2,775.1	2,812.6	2,893.6
Corporate	(118.9)	(143.4)	(176.8)

Total segment operating revenues	8,041.9	7,712.2	8,962.7
Net realized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(286.4)	(473.2)	(757.1)
Exited group medical insurance business	1,403.9	1,610.6	1,762.5
Terminated commercial mortgage securities issuance operation	(0.8)	(0.5)	(32.2)

Total revenues per consolidated statements of operations	$9,158.6	$8,849.1	$9,935.9

Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$584.4	$510.4	$531.3
Principal Global Investors	58.5	38.2	94.4
Principal International	136.9	118.9	126.3
U.S. Insurance Solutions	193.7	204.1	208.0
Corporate	(128.7)	(138.3)	(115.4)

Total segment operating earnings, net of related income taxes	844.8	733.3	844.6
Net realized capital losses, as adjusted (1)	(194.2)	(213.4)	(503.5)
Other after-tax adjustments (2)	15.7	69.8	84.0

Net income available to common stockholders per consolidated statements of operations	$666.3	$589.7	$425.1

(1)
Net realized capital losses, as adjusted, is derived as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Net realized capital losses:
Net realized capital losses	$(191.5)	$(398.3)	$(694.1)
Periodic settlements and accruals on non-hedge derivatives	(90.0)	(69.0)	(59.1)
Certain market value adjustments to fee revenues	(3.4)	(1.5)	(3.9)
Recognition of front-end fee revenues	(1.5)	(4.4)	—

Net realized capital losses, net of related revenue adjustments	(286.4)	(473.2)	(757.1)
Amortization of deferred policy acquisition and sales inducement costs	(25.2)	156.4	(47.2)
Capital (gains) losses distributed	(12.0)	(19.8)	50.2
Certain market value adjustments of embedded derivatives	7.2	11.8	(9.5)
Net realized capital losses associated with exited group medical insurance business	3.0	0.5	2.8
Noncontrolling interest capital (gains) losses	(11.6)	(18.6)	0.9
Income tax effect	130.8	129.5	256.4

Net realized capital losses, as adjusted	$(194.2)	$(213.4)	$(503.5)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16. Segment Information — (continued)

(2)
In 2010, other after-tax adjustments included (1) the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($24.0 million) and (2) the negative effect resulting from: (a) the tax impact of healthcare reform, which eliminates the tax deductibility of retiree prescription drug expenses related to our employees incurred after 2012 ($7.8 million) and (b) losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.5 million).

  In 2009, other after-tax adjustments included the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($70.5 million) and the negative effect of losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.7 million).

  In 2008, other after-tax adjustments included (1) the positive effect of: (a) gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($96.3 million) (b) tax refinements related to prior years ($8.2 million) and (c) a change in an estimated loss related to a prior year legal contingency ($7.6 million) and (2) the negative effect of losses associated with our terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP ($28.1 million).

        The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Income tax expense (benefit) by segment:
Retirement and Investor Services	$170.5	$144.2	$138.2
Principal Global Investors	33.7	21.0	50.9
Principal International	(0.4)	0.5	(14.5)
U.S. Insurance Solutions	91.5	97.8	99.6
Corporate	(61.4)	(71.4)	(62.3)

Total segment income taxes from operating earnings	233.9	192.1	211.9
Tax benefit related to net realized capital losses, as adjusted	(130.8)	(129.5)	(256.4)
Tax expense related to other after-tax adjustments	21.0	37.5	40.0

Total income tax expense (benefit) per consolidated statements of operations	$124.1	$100.1	$(4.5)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16. Segment Information — (continued)

        The following table summarizes operating revenues for our products and services:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Retirement and Investor Services:
Full-service accumulation	$1,336.4	$1,283.9	$1,400.8
Principal Funds	507.3	445.3	633.3
Individual annuities	1,018.6	945.6	1,017.1
Bank and trust services	91.8	83.9	74.4
Eliminations	(100.3)	(89.1)	(177.1)

Total Accumulation	2,853.8	2,669.6	2,948.5
Investment only	643.4	796.0	1,138.0
Full-service payout	627.2	575.9	711.9

Total Guaranteed	1,270.6	1,371.9	1,849.9

Total Retirement and Investor Services	4,124.4	4,041.5	4,798.4
Principal Global Investors (1)	481.4	439.4	598.5
Principal International	779.9	562.1	849.0
U.S. Insurance Solutions:
Individual life insurance	1,361.5	1,358.0	1,393.4
Specialty benefits insurance	1,413.6	1,454.6	1,500.2

Total U.S. Insurance Solutions	2,775.1	2,812.6	2,893.6
Corporate	(118.9)	(143.4)	(176.8)

Total operating revenues	$8,041.9	$7,712.2	$8,962.7

Total operating revenues	$8,041.9	$7,712.2	$8,962.7
Net realized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(286.4)	(473.2)	(757.1)
Exited group medical insurance business	1,403.9	1,610.6	1,762.5
Terminated commercial mortgage securities issuance operation	(0.8)	(0.5)	(32.2)

Total revenues per consolidated statements of operations	$9,158.6	$8,849.1	$9,935.9

(1)
Reflects inter-segment revenues of $203.1 million, $195.4 million and $239.9 million in 2010, 2009 and 2008, respectively. These revenues are eliminated within the Corporate segment.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Stock-Based Compensation Plans

        As of December 31, 2010, we have the 2010 Stock Incentive Plan (formerly known as the 2005 Stock Incentive Plan), the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan ("Stock-Based Compensation Plans"). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the 2010 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

        As of December 31, 2010, the maximum number of new shares of common stock that were available for grant under the 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 12.1 million.

        For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Compensation cost	$50.8	$48.8	$31.7
Related income tax benefit	16.1	15.5	10.0
Capitalized as part of an asset	2.8	3.7	4.7

Nonqualified Stock Options

        Nonqualified stock options were granted to certain employees under the 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding under the 2010 Stock Incentive Plan and the Stock Incentive Plan were granted at an exercise price equal to the fair market value of our common stock on the date of grant, and expire ten years after the grant date. These options have graded or cliff vesting over a three-year period, except in the case of approved retirement. Total options granted under the 2010 Stock Incentive Plan were 0.8 million, 2.2 million and 1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Nonqualified stock options granted under the Directors Stock Plan have an exercise price equal to the fair market value of our common stock on the date of the grant and a contractual term equal to the earlier of five years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Beginning with the 2003 grant, options become exercisable in four approximately equal installments on the three, six and nine month anniversaries of the grant date, and on the date that the Director's full term of office expires. There were no options granted during the years ended December 31, 2010, 2009 and 2008.

        The following is a summary of the status of all of our stock option plans:

	Number of options	Weighted- average exercise price	Intrinsic Value
	(in millions)		(in millions)
Options outstanding at January 1, 2010	12.0	$39.67
Granted	0.8	22.21
Exercised	0.1	15.01
Canceled	0.1	33.27
Expired	0.2	43.84

Options outstanding at December 31, 2010	12.4	$38.75	$60.4

Options vested or expected to vest at December 31, 2010	12.3	$38.80	$60.0

Options exercisable at December 31, 2010	9.9	$42.91	$24.2

        The total intrinsic value of stock options exercised was $1.9 million, zero and $3.7 million during 2010, 2009, and 2008, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Stock-Based Compensation Plans — (continued)

        The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options:

Range of exercise prices	Number of options outstanding	Weighted-average remaining contractual life
	(in millions)
$11.07 – $21.69	2.1	8
$21.70 – $32.32	2.0	5
$32.33 – $42.95	3.4	4
$42.96 – $53.58	1.8	5
$53.59 – $64.22	3.1	7

$11.07 – $64.22	12.4	6

        The weighted-average remaining contractual lives for stock options exercisable is approximately 5 years as of December 31, 2010.

        The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2010	2009	2008
Expected volatility	66.6%	55.0%	25.4%

Expected term (in years)	6	6	6

Risk-free interest rate	2.8%	2.1%	3.1%

Expected dividend yield	2.25%	4.07%	1.51%

Weighted average estimated fair value	$11.48	$4.07	$15.41

        We determine expected volatility based on, among other factors, historical volatility using daily price observations. The expected term represents the period of time that options granted are expected to be outstanding. We previously determined expected term based on the simplified method as described by the SEC. Beginning with stock options granted in 2008, we determine expected term using historical exercise and employee termination data. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The dividend yield is based on historical dividend distributions compared to the closing price of our common shares on the grant date.

        As of December 31, 2010, there was $3.7 million of total unrecognized compensation costs related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.6 years.

        Cash received from stock options exercised under these share-based payment arrangements during 2010, 2009 and 2008 was $2.2 million, $0.2 million and $7.8 million, respectively. The actual tax benefits realized for the tax deductions for options exercised under these share-based payment arrangements during 2010, 2009 and 2008 was $0.5 million, zero and $3.0 million, respectively.

Performance Share Awards

        We granted performance share awards to certain employees under the 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of an approved retirement) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors, including return on equity, earnings per share, operating income and book value per share, must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.4 million, 0.5 million and 0.3 million in 2010, 2009 and 2008, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Stock-Based Compensation Plans — (continued)

        The following is a summary of activity for the nonvested performance share awards:

	Number of performance share awards	Weighted-average grant-date fair value
	(in millions)
Nonvested performance share awards at January 1, 2010	1.0	$37.14
Granted	0.4	22.21
Canceled	0.3	57.56

Nonvested performance share awards at December 31, 2010	1.1	$26.01

        Performance share awards above represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 200% of the initial target awards.

        The total intrinsic value of performance share awards vested was zero, $6.4 million and zero during 2010, 2009 and 2008, respectively.

        The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2010, 2009 and 2008 were $22.21, $11.64 and $56.79, respectively.

        As of December 31, 2010, there was $4.7 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.6 years.

        The actual tax benefits realized for the tax deductions for performance share award payouts under these share-based payment arrangements for 2010, 2009 and 2008 was zero, $2.4 million and zero, respectively

Restricted Stock Units

        We issue restricted stock units under the 2010 Stock Incentive Plan, 2005 Directors Stock Plan, Stock Incentive Plan, and Directors Stock Plan. Restricted stock units are treated as an equity award. There is no maximum contractual term on these awards. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. In 2010, 2009, and 2008, 1.2 million, 1.9 million and 0.8 million restricted stock units were granted, respectively.

        Restricted stock units were issued to certain employees and agents pursuant to the 2010 Stock Incentive Plan and Stock Incentive Plan. Under these plans, awards have graded or cliff vesting over a three-year service period. When service for PFG ceases (except in the case of an approved retirement), all vesting stops and unvested units are forfeited.

        Pursuant to the 2005 Directors Stock Plan, restricted stock units are granted to each non-employee director in office immediately following each annual meeting of stockholders and, at the discretion of the Nominating and Governance Committee, to each person who becomes a member of the Board other than on the date of the annual meeting of stockholders. Under the 2005 Directors Stock Plan, awards are granted on an annual basis and cliff vest after a one-year service period. When service to PFG ceases, all vesting stops and unvested units are forfeited.

        The following is a summary of activity for the nonvested restricted stock units:

	Number of restricted stock units	Weighted-average grant-date fair value
	(in millions)
Nonvested restricted stock units at January 1, 2010	2.6	$26.25
Granted	1.2	22.78
Vested	0.4	38.22
Canceled	0.5	21.15

Nonvested restricted stock units at December 31, 2010	2.9	$23.75

        The total intrinsic value of restricted stock units vested was $11.6 million, $3.9 million and $26.3 million during 2010, 2009 and 2008, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Stock-Based Compensation Plans — (continued)

        The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2010, 2009 and 2008 was $22.78, $11.94 and $57.76, respectively.

        As of December 31, 2010, there was $25.0 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

        The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2010, 2009 and 2008 was $3.2 million, $1.6 million and $6.2 million, respectively.

Employee Stock Purchase Plan

        Under our Employee Stock Purchase Plan, participating employees had the opportunity to purchase shares of our common stock on a quarterly basis through 2008. Beginning in 2009, participating employees have the opportunity to purchase shares of our common stock on a semi-annual basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares' fair market value as of the beginning or end of the purchase period, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.9 million, 1.1 million and 0.8 million shares during 2010, 2009 and 2008, respectively.

        We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $7.43, $5.08 and $6.56 during 2010, 2009 and 2008, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $6.8 million, $5.6 million and $5.1 million during 2010, 2009 and 2008, respectively.

        Cash received from shares issued under these share-based payment arrangements for 2010, 2009 and 2008 was $18.5 million, $13.8 million and $28.8 million, respectively. The actual tax benefits realized for the tax deductions for the settlement of the share-based payment arrangements for 2010, 2009 and 2008 was $0.7 million, $0.4 million and $0.7 million, respectively.

        As of December 31, 2010, a total of 7.6 million of new shares are available to be made issuable by us for this plan.

18. Earnings Per Common Share

        The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions, except per share data)
Net income	$717.2	$645.7	$465.8
Subtract:
Net income attributable to noncontrolling interest	17.9	23.0	7.7
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$666.3	$589.7	$425.1

Weighted-average shares outstanding:
Basic	320.3	297.3	259.3
Dilutive effects:
Stock options	0.9	0.4	1.1
Performance share awards	0.3	—	0.4
Restricted stock units	1.5	1.2	0.3

Diluted	323.0	298.9	261.1

Net income per common share:
Basic	$2.08	$1.98	$1.64

Diluted	$2.06	$1.97	$1.63

        The calculation of diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19. Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations.

	For the three months ended
	December 31	September 30 (1)	June 30 (2)	March 31
	(in millions, except per share data)
2010
Total revenues	$2,372.5	$2,288.5	$2,233.6	$2,264.0
Total expenses	2,108.8	2,125.0	2,075.8	2,007.7
Net income	218.1	151.3	144.2	203.6
Net income available to common stockholders	199.3	142.2	134.0	190.8
Basic earnings per common share for net income available to common stockholders	0.62	0.44	0.42	0.60
Diluted earnings per common share for net income available to common stockholders	0.62	0.44	0.42	0.59
2009
Total revenues	$2,232.4	$2,270.3	$2,157.8	$2,188.6
Total expenses	2,062.9	2,022.0	1,959.9	2,058.5
Net income	154.9	204.2	164.0	122.6
Net income available to common stockholders	141.9	184.7	150.3	112.8
Basic earnings per common share for net income available to common stockholders	0.44	0.58	0.52	0.43
Diluted earnings per common share for net income available to common stockholders	0.44	0.57	0.52	0.43

(1)
During the third quarter of 2009, we discovered a prior period error related to DPAC amortization of certain contracts in our full service accumulation business. We evaluated the materiality of the error from qualitative and quantitative perspectives and concluded it was not material to any prior periods. The correction of the error in the third quarter of 2009 could be considered material to the results of operations for the three months ended September 30, 2009, but is not material to the results of operations for any annual period presented. Accordingly, we made an adjustment in the third quarter of 2009 that resulted in a decrease in DPAC amortization expense. On an after-tax basis, the adjustment for prior periods resulted in an $18.9 million increase in net income for the three months ended September 30, 2009.

(2)
During the second quarter of 2010, we determined our residential mortgage loan portfolio, and in particular our home equity loan portfolio, had experienced an increase in severe delinquencies and loss severity from sustained elevated levels of unemployment along with continued depressed collateral values. The deterioration resulted in an increase in delinquencies and default costs. During the second quarter of 2010, we recorded a $41.9 million after-tax residential mortgage loan loss provision for our Bank and Trust Services business. Of this residential mortgage loan loss provision, $21.4 million after-tax could be attributed to 2009. We evaluated the qualitative and quantitative factors for materiality. The adjustment related to prior periods could be considered material to the results of operations for the three months ended June 30, 2010, but was not material to the results of operations for any annual period presented. The provision for loan loss is reported in net realized capital gains (losses) on our consolidated statements of operations and the adjustment for prior periods resulted in a decrease in net income for the three months ended June 30, 2010.

20. Condensed Consolidating Financial Information

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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. ("PFS") and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$199.9	$42,478.2	$6,381.9	$(423.7)	$48,636.3
Fixed maturities, trading	274.9	475.8	369.6	—	1,120.3
Equity securities, available-for-sale	—	165.8	4.1	—	169.9
Equity securities, trading	—	0.3	316.6	—	316.9
Mortgage loans	—	9,466.9	2,072.3	(414.1)	11,125.1
Real estate	—	9.6	1,055.6	(1.7)	1,063.5
Policy loans	—	878.3	25.6	—	903.9
Investment in unconsolidated entities	10,195.1	3,433.6	4,841.9	(17,734.6)	736.0
Other investments	5.6	1,603.8	769.0	(472.8)	1,905.6
Cash and cash equivalents	370.9	699.8	719.9	86.8	1,877.4
Accrued investment income	0.8	607.4	62.5	(4.6)	666.1
Premiums due and other receivables	—	862.6	405.4	(205.0)	1,063.0
Deferred policy acquisition costs	—	3,258.7	271.1	—	3,529.8
Property and equipment	—	389.6	69.1	—	458.7
Goodwill	—	54.3	291.1	—	345.4
Other intangibles	—	30.5	804.1	—	834.6
Separate account assets	—	62,738.4	6,816.9	—	69,555.3
Other assets	13.6	716.0	1,146.3	(552.6)	1,323.3

Total assets	$11,060.8	$127,869.6	$26,423.0	$(19,722.3)	$145,631.1

Liabilities
Contractholder funds	$—	$37,353.3	$208.9	$(261.1)	$37,301.1
Future policy benefits and claims	—	16,082.5	4,013.3	(49.5)	20,046.3
Other policyholder funds	—	569.2	23.0	—	592.2
Short-term debt	—	—	107.9	—	107.9
Long-term debt	1,351.7	99.5	581.0	(448.5)	1,583.7
Income taxes currently payable	(18.8)	(188.0)	28.5	184.5	6.2
Deferred income taxes	(21.6)	134.8	309.8	(13.1)	409.9
Separate account liabilities	—	62,738.4	6,816.9	—	69,555.3
Other liabilities	21.7	3,264.6	3,977.1	(1,119.9)	6,143.5

Total liabilities	1,333.0	120,054.3	16,066.4	(1,707.6)	135,746.1
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,563.8	6,145.0	8,334.0	(14,479.0)	9,563.8
Retained earnings	4,612.3	1,472.4	1,546.3	(3,018.7)	4,612.3
Accumulated other comprehensive income	272.4	195.4	314.8	(510.2)	272.4
Treasury stock, at cost	(4,725.3)	—	—	—	(4,725.3)

Total stockholders' equity attributable to PFG	9,727.8	7,815.3	10,195.1	(18,010.4)	9,727.8
Noncontrolling interest	—	—	161.5	(4.3)	157.2

Total stockholders' equity	9,727.8	7,815.3	10,356.6	(18,014.7)	9,885.0

Total liabilities and stockholders' equity	$11,060.8	$127,869.6	$26,423.0	$(19,722.3)	$145,631.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$124.5	$40,928.8	$5,635.5	$(468.2)	$46,220.6
Fixed maturities, trading	348.1	461.8	222.5	—	1,032.4
Equity securities, available-for-sale	—	211.6	2.4	—	214.0
Equity securities, trading	—	0.3	221.2	—	221.5
Mortgage loans	—	9,930.7	2,344.5	(429.6)	11,845.6
Real estate	—	19.4	1,017.4	(2.2)	1,034.6
Policy loans	—	881.3	21.2	—	902.5
Investment in unconsolidated entities	8,423.1	3,337.7	3,198.5	(14,331.0)	628.3
Other investments	5.3	1,692.3	621.9	(482.5)	1,837.0
Cash and cash equivalents	304.6	1,249.2	713.0	(26.4)	2,240.4
Accrued investment income	2.0	634.6	61.2	(5.9)	691.9
Premiums due and other receivables	2.0	843.3	220.1	—	1,065.4
Deferred policy acquisition costs	—	3,454.8	226.6	—	3,681.4
Property and equipment	—	420.9	68.4	—	489.3
Goodwill	—	96.8	289.6	—	386.4
Other intangibles	—	33.7	818.0	—	851.7
Separate account assets	—	57,380.8	5,357.7	—	62,738.5
Other assets	13.0	632.3	823.3	209.3	1,677.9

Total assets	$9,222.6	$122,210.3	$21,863.0	$(15,536.5)	$137,759.4

Liabilities
Contractholder funds	$—	$40,021.7	$37.2	$(257.0)	$39,801.9
Future policy benefits and claims	—	15,954.7	3,317.1	(23.5)	19,248.3
Other policyholder funds	—	539.1	20.1	—	559.2
Short-term debt	—	—	101.6	—	101.6
Long-term debt	1,351.8	99.5	644.1	(510.8)	1,584.6
Income taxes currently payable	(14.7)	(260.5)	15.8	262.2	2.8
Deferred income taxes	(27.0)	(544.8)	295.3	396.7	120.2
Separate account liabilities	—	57,380.8	5,357.7	—	62,738.5
Other liabilities	19.0	2,670.9	3,524.0	(628.0)	5,585.9

Total liabilities	1,329.1	115,861.4	13,312.9	(760.4)	129,743.0
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,492.9	6,408.9	8,586.5	(14,995.4)	9,492.9
Retained earnings	4,160.7	1,024.3	834.0	(1,858.3)	4,160.7
Accumulated other comprehensive loss	(1,042.0)	(1,086.8)	(997.4)	2,084.2	(1,042.0)
Treasury stock, at cost	(4,722.7)	—	—	—	(4,722.7)

Total stockholders' equity attributable to PFG	7,893.5	6,348.9	8,423.1	(14,772.0)	7,893.5
Noncontrolling interest	—	—	127.0	(4.1)	122.9

Total stockholders' equity	7,893.5	6,348.9	8,550.1	(14,776.1)	8,016.4

Total liabilities and stockholders' equity	$9,222.6	$122,210.3	$21,863.0	$(15,536.5)	$137,759.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,260.2	$295.3	$—	$3,555.5
Fees and other revenues	0.1	1,444.0	1,139.1	(285.1)	2,298.1
Net investment income	33.2	2,800.9	629.0	33.4	3,496.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	160.2	(111.9)	(0.3)	48.7
Total other-than-temporary impairment losses on available-for-sale securities	—	(284.7)	(11.6)	—	(296.3)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	51.6	4.5	—	56.1

Net impairment losses on available-for-sale securities	—	(233.1)	(7.1)	—	(240.2)

Net realized capital gains (losses)	0.7	(72.9)	(119.0)	(0.3)	(191.5)

Total revenues	34.0	7,432.2	1,944.4	(252.0)	9,158.6
Expenses
Benefits, claims and settlement expenses	—	4,834.9	520.6	(17.1)	5,338.4
Dividends to policyholders	—	219.9	—	—	219.9
Operating expenses	117.0	1,845.5	1,034.6	(238.1)	2,759.0

Total expenses	117.0	6,900.3	1,555.2	(255.2)	8,317.3

Income (loss) before income taxes	(83.0)	531.9	389.2	3.2	841.3
Income taxes (benefits)	(31.6)	119.1	36.6	—	124.1
Equity in the net income of subsidiaries	750.7	72.5	416.2	(1,239.4)	—

Net income	699.3	485.3	768.8	(1,236.2)	717.2
Net income attributable to noncontrolling interest	—	—	18.1	(0.2)	17.9

Net income attributable to PFG	699.3	485.3	750.7	(1,236.0)	699.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$666.3	$485.3	$750.7	$(1,236.0)	$666.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,479.9	$270.7	$—	$3,750.6
Fees and other revenues	—	1,351.7	1,023.7	(279.4)	2,096.0
Net investment income	3.6	2,931.0	405.7	60.5	3,400.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.1	(436.6)	581.2	(89.8)	54.9
Total other-than-temporary impairment losses on available-for-sale securities	—	(703.3)	(10.8)	—	(714.1)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	256.8	4.1	—	260.9

Net impairment losses on available-for-sale securities	—	(446.5)	(6.7)	—	(453.2)

Net realized capital gains (losses)	0.1	(883.1)	574.5	(89.8)	(398.3)

Total revenues	3.7	6,879.5	2,274.6	(308.7)	8,849.1
Expenses
Benefits, claims and settlement expenses	—	5,007.6	343.5	(16.6)	5,334.5
Dividends to policyholders	—	242.2	—	—	242.2
Operating expenses	90.8	1,665.3	997.2	(226.7)	2,526.6

Total expenses	90.8	6,915.1	1,340.7	(243.3)	8,103.3

Income (loss) before income taxes	(87.1)	(35.6)	933.9	(65.4)	745.8
Income taxes (benefits)	(34.7)	(72.7)	206.9	0.6	100.1
Equity in the net income (loss) of subsidiaries	675.1	466.7	(28.7)	(1,113.1)	—

Net income	622.7	503.8	698.3	(1,179.1)	645.7
Net income attributable to noncontrolling interest	—	—	23.2	(0.2)	23.0

Net income attributable to PFG	622.7	503.8	675.1	(1,178.9)	622.7
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$589.7	$503.8	$675.1	$(1,178.9)	$589.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$29.3	$2,374.5	$414.8	$(26.9)	$2,791.7
Investing activities
Available-for-sale securities:
Purchases	(286.8)	(5,599.7)	(1,273.5)	(27.9)	(7,187.9)
Sales	95.5	1,208.8	380.3	—	1,684.6
Maturities	117.9	4,390.7	652.7	—	5,161.3
Mortgage loans acquired or originated	—	(1,209.4)	(295.8)	233.2	(1,272.0)
Mortgage loans sold or repaid	—	1,624.1	422.6	(248.7)	1,798.0
Real estate acquired	—	(0.2)	(53.6)	—	(53.8)
Net purchases of property and equipment	—	(4.3)	(17.2)	—	(21.5)
Dividends and returns of capital received from unconsolidated entities	301.8	229.1	301.8	(832.7)	—
Net change in other investments	(0.2)	(46.8)	(163.3)	129.1	(81.2)

Net cash provided by (used in) investing activities	228.2	592.3	(46.0)	(747.0)	27.5
Financing activities
Issuance of common stock	20.6	—	—	—	20.6
Acquisition of treasury stock	(2.6)	—	—	—	(2.6)
Proceeds from financing element derivatives	—	79.3	—	—	79.3
Payments for financing element derivatives	—	(46.5)	—	—	(46.5)
Excess tax benefits from share-based payment arrangements	—	0.4	0.6	—	1.0
Dividends to common stockholders	(176.2)	—	—	—	(176.2)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Dividends and capital paid to parent	—	(301.8)	(530.9)	832.7	—
Issuance of long-term debt	—	—	27.6	(25.3)	2.3
Principal repayments of long-term debt	—	—	(58.7)	47.6	(11.1)
Net proceeds from (repayments of) short-term borrowings	—	—	(30.4)	32.1	1.7
Investment contract deposits	—	4,100.0	183.8	—	4,283.8
Investment contract withdrawals	—	(7,343.3)	(0.1)	—	(7,343.4)
Net increase in banking operation deposits	—	—	46.2	—	46.2
Other	—	(4.3)	—	—	(4.3)

Net cash used in financing activities	(191.2)	(3,516.2)	(361.9)	887.1	(3,182.2)

Net increase (decrease) in cash and cash equivalents	66.3	(549.4)	6.9	113.2	(363.0)
Cash and cash equivalents at beginning of year	304.6	1,249.2	713.0	(26.4)	2,240.4

Cash and cash equivalents at end of year	$370.9	$699.8	$719.9	$86.8	$1,877.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(442.6)	$2,617.9	$(132.7)	$200.4	$2,243.0
Investing activities
Available-for-sale securities:
Purchases	(187.6)	(6,537.4)	(1,288.3)	80.0	(7,933.3)
Sales	4.0	3,002.0	602.9	(169.1)	3,439.8
Maturities	57.1	3,944.6	566.4	—	4,568.1
Mortgage loans acquired or originated	—	(507.3)	(151.3)	72.1	(586.5)
Mortgage loans sold or repaid	—	1,449.3	366.2	(111.1)	1,704.4
Real estate acquired	—	—	(62.2)	—	(62.2)
Real estate sold	—	—	30.3	—	30.3
Net purchases of property and equipment	(0.1)	(11.1)	(15.0)	—	(26.2)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(45.7)	—	(45.7)
Contributions to unconsolidated entities	(795.9)	(29.6)	(150.9)	976.4	—
Net change in other investments	0.2	54.8	(2.1)	(114.8)	(61.9)

Net cash provided by (used in) investing activities	(922.3)	1,365.3	(149.7)	733.5	1,026.8
Financing activities
Issuance of common stock	1,123.0	—	—	—	1,123.0
Acquisition of treasury stock	(4.1)	—	—	—	(4.1)
Proceeds from financing element derivatives	—	122.0	—	—	122.0
Payments for financing element derivatives	—	(67.4)	—	—	(67.4)
Excess tax benefits from share-based payment arrangements	—	0.1	0.1	—	0.2
Dividends to common stockholders	(159.5)	—	—	—	(159.5)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	745.1	—	—	—	745.1
Principal repayments of long-term debt	—	—	(665.1)	196.9	(468.2)
Net repayments of short-term borrowings	—	—	(405.2)	0.1	(405.1)
Capital received from parent	—	150.9	825.5	(976.4)	—
Investment contract deposits	—	4,220.2	3.9	—	4,224.1
Investment contract withdrawals	—	(8,752.7)	—	—	(8,752.7)
Net increase in banking operation deposits	—	—	43.9	—	43.9
Other	—	(5.7)	—	—	(5.7)

Net cash provided by (used in) financing activities	1,671.5	(4,332.6)	(196.9)	(779.4)	(3,637.4)

Net increase (decrease) in cash and cash equivalents	306.6	(349.4)	(479.3)	154.5	(367.6)
Cash and cash equivalents at beginning of year	(2.0)	1,598.6	1,192.3	(180.9)	2,608.0

Cash and cash equivalents at end of year	$304.6	$1,249.2	$713.0	$(26.4)	$2,240.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(60.2)	$1,805.9	$525.9	$(46.8)	$2,224.8
Investing activities
Available-for-sale securities:
Purchases	—	(5,783.4)	(753.5)	(68.9)	(6,605.8)
Sales	—	1,084.6	186.2	—	1,270.8
Maturities	—	2,982.8	297.8	—	3,280.6
Mortgage loans acquired or originated	—	(3,479.5)	(189.6)	184.2	(3,484.9)
Mortgage loans sold or repaid	—	2,781.9	186.9	(66.8)	2,902.0
Real estate acquired	—	(0.8)	(32.5)	—	(33.3)
Real estate sold	—	—	70.6	—	70.6
Net purchases of property and equipment	—	(75.3)	(29.7)	—	(105.0)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(20.3)	—	(20.3)
Dividends received from unconsolidated entities	181.1	17.6	7.5	(206.2)	—
Net change in other investments	—	(213.8)	5.0	16.9	(191.9)

Net cash provided by (used in) investing activities	181.1	(2,685.9)	(271.6)	(140.8)	(2,917.2)
Financing activities
Issuance of common stock	36.4	—	—	—	36.4
Acquisition of treasury stock	(6.4)	—	—	—	(6.4)
Proceeds from financing element derivatives	—	142.2	—	—	142.2
Payments for financing element derivatives	—	(114.6)	—	—	(114.6)
Excess tax benefits from share-based payment arrangements	—	0.8	2.3	—	3.1
Dividends to common stockholders	(116.7)	—	—	—	(116.7)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	119.4	(111.5)	7.9
Principal repayments of long-term debt	—	—	(110.5)	27.2	(83.3)
Net proceeds from short-term borrowings	—	—	216.0	1.4	217.4
Dividends paid to parent	—	(7.5)	(198.7)	206.2	—
Investment contract deposits	—	11,349.0	—	—	11,349.0
Investment contract withdrawals	—	(9,813.7)	—	—	(9,813.7)
Net increase in banking operation deposits	—	—	373.1	—	373.1
Other	—	(5.4)	—	—	(5.4)

Net cash provided by (used in) financing activities	(119.7)	1,550.8	401.6	123.3	1,956.0

Net increase in cash and cash equivalents	1.2	670.8	655.9	(64.3)	1,263.6
Cash and cash equivalents at beginning of year	(3.2)	927.8	536.4	(116.6)	1,344.4

Cash and cash equivalents at end of year	$(2.0)	$1,598.6	$1,192.3	$(180.9)	$2,608.0

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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008.

        In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG's interest in PFS and (ii) PFS's interest in Principal Life and all other subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

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

Condensed Consolidating Statements of Financial Position
December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$199.9	$—	$48,436.4	$—	$48,636.3
Fixed maturities, trading	274.9	—	845.4	—	1,120.3
Equity securities, available-for-sale	—	—	169.9	—	169.9
Equity securities, trading	—	—	316.9	—	316.9
Mortgage loans	—	—	11,125.1	—	11,125.1
Real estate	—	—	1,063.5	—	1,063.5
Policy loans	—	—	903.9	—	903.9
Investment in unconsolidated entities	10,195.1	10,209.0	735.8	(20,403.9)	736.0
Other investments	5.6	45.5	1,854.5	—	1,905.6
Cash and cash equivalents	370.9	519.7	1,821.7	(834.9)	1,877.4
Accrued investment income	0.8	—	665.3	—	666.1
Premiums due and other receivables	—	—	1,066.1	(3.1)	1,063.0
Deferred policy acquisition costs	—	—	3,529.8	—	3,529.8
Property and equipment	—	—	458.7	—	458.7
Goodwill	—	—	345.4	—	345.4
Other intangibles	—	—	834.6	—	834.6
Separate account assets	—	—	69,555.3	—	69,555.3
Other assets	13.6	9.8	1,302.4	(2.5)	1,323.3

Total assets	$11,060.8	$10,784.0	$145,030.7	$(21,244.4)	$145,631.1

Liabilities
Contractholder funds	$—	$—	$37,301.1	$—	$37,301.1
Future policy benefits and claims	—	—	20,046.3	—	20,046.3
Other policyholder funds	—	—	592.2	—	592.2
Short-term debt	—	50.0	352.3	(294.4)	107.9
Long-term debt	1,351.7	—	232.0	—	1,583.7
Income taxes currently payable	(18.8)	(2.3)	11.6	15.7	6.2
Deferred income taxes	(21.6)	(8.7)	455.7	(15.5)	409.9
Separate account liabilities	—	—	69,555.3	—	69,555.3
Other liabilities	21.7	549.9	6,118.0	(546.1)	6,143.5

Total liabilities	1,333.0	588.9	134,664.5	(840.3)	135,746.1
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,563.8	8,334.0	7,730.0	(16,064.0)	9,563.8
Retained earnings	4,612.3	1,546.3	2,142.4	(3,688.7)	4,612.3
Accumulated other comprehensive income	272.4	314.8	320.8	(635.6)	272.4
Treasury stock, at cost	(4,725.3)	—	(2.0)	2.0	(4,725.3)

Total stockholders' equity attributable to PFG	9,727.8	10,195.1	10,209.0	(20,404.1)	9,727.8
Noncontrolling interest	—	—	157.2	—	157.2

Total stockholders' equity	9,727.8	10,195.1	10,366.2	(20,404.1)	9,885.0

Total liabilities and stockholders' equity	$11,060.8	$10,784.0	$145,030.7	$(21,244.4)	$145,631.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,555.5	$—	$3,555.5
Fees and other revenues	0.1	—	2,302.8	(4.8)	2,298.1
Net investment income (loss)	33.2	(3.1)	3,461.7	4.7	3,496.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	(0.2)	48.2	—	48.7
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(296.3)	—	(296.3)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	56.1	—	56.1

Net impairment losses on available-for-sale securities	—	—	(240.2)	—	(240.2)

Net realized capital gains (losses)	0.7	(0.2)	(192.0)	—	(191.5)

Total revenues	34.0	(3.3)	9,128.0	(0.1)	9,158.6
Expenses
Benefits, claims and settlement expenses	—	—	5,338.4	—	5,338.4
Dividends to policyholders	—	—	219.9	—	219.9
Operating expenses	117.0	1.2	2,640.9	(0.1)	2,759.0

Total expenses	117.0	1.2	8,199.2	(0.1)	8,317.3

Income (loss) before income taxes	(83.0)	(4.5)	928.8	—	841.3
Income taxes (benefits)	(31.6)	(1.7)	157.4	—	124.1
Equity in the net income of subsidiaries	750.7	753.5	—	(1,504.2)	—

Net income	699.3	750.7	771.4	(1,504.2)	717.2
Net income attributable to noncontrolling interest	—	—	17.9	—	17.9

Net income attributable to PFG	699.3	750.7	753.5	(1,504.2)	699.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$666.3	$750.7	$753.5	$(1,504.2)	$666.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,750.6	$—	$3,750.6
Fees and other revenues	—	0.1	2,109.0	(13.1)	2,096.0
Net investment income (loss)	3.6	(0.5)	3,397.1	0.6	3,400.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.1	(0.4)	55.1	0.1	54.9
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(714.1)	—	(714.1)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	260.9	—	260.9

Net impairment losses on available-for-sale securities	—	—	(453.2)	—	(453.2)

Net realized capital gains (losses)	0.1	(0.4)	(398.1)	0.1	(398.3)

Total revenues	3.7	(0.8)	8,858.6	(12.4)	8,849.1
Expenses
Benefits, claims and settlement expenses	—	—	5,334.5	—	5,334.5
Dividends to policyholders	—	—	242.2	—	242.2
Operating expenses	90.8	27.9	2,420.3	(12.4)	2,526.6

Total expenses	90.8	27.9	7,997.0	(12.4)	8,103.3

Income (loss) before income taxes	(87.1)	(28.7)	861.6	—	745.8
Income taxes (benefits)	(34.7)	(21.0)	155.8	—	100.1
Equity in the net income of subsidiaries	675.1	682.8	—	(1,357.9)	—

Net income	622.7	675.1	705.8	(1,357.9)	645.7
Net income attributable to noncontrolling interest	—	—	23.0	—	23.0

Net income attributable to PFG	622.7	675.1	682.8	(1,357.9)	622.7
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$589.7	$675.1	$682.8	$(1,357.9)	$589.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$4,209.2	$—	$4,209.2
Fees and other revenues	—	0.1	2,441.1	(14.7)	2,426.5
Net investment income (loss)	(0.3)	(2.3)	3,996.9	—	3,994.3
Net realized capital losses, excluding impairment losses on available-for-sale securities	(1.8)	(0.5)	(212.4)	(0.1)	(214.8)
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(479.3)	—	(479.3)
Portion of impairment losses on fixed maturities, available-for-sale recognized in other comprehensive income	—	—	—	—	—

Net impairment losses on available-for-sale securities	—	—	(479.3)	—	(479.3)

Net realized capital losses	(1.8)	(0.5)	(691.7)	(0.1)	(694.1)

Total revenues	(2.1)	(2.7)	9,955.5	(14.8)	9,935.9
Expenses
Benefits, claims and settlement expenses	—	—	6,219.9	—	6,219.9
Dividends to policyholders	—	—	267.3	—	267.3
Operating expenses	48.0	44.6	2,909.6	(14.8)	2,987.4

Total expenses	48.0	44.6	9,396.8	(14.8)	9,474.6

Income (loss) before income taxes	(50.1)	(47.3)	558.7	—	461.3
Income taxes (benefits)	(20.0)	(33.5)	49.0	—	(4.5)
Equity in the net income of subsidiaries	488.2	502.0	—	(990.2)	—

Net income	458.1	488.2	509.7	(990.2)	465.8
Net income attributable to noncontrolling interest	—	—	7.7	—	7.7

Net income attributable to PFG	458.1	488.2	502.0	(990.2)	458.1
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$425.1	$488.2	$502.0	$(990.2)	$425.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$29.3	$(19.7)	$2,777.2	$4.9	$2,791.7
Investing activities
Available-for-sale securities:
Purchases	(286.8)	—	(6,901.1)	—	(7,187.9)
Sales	95.5	—	1,589.1	—	1,684.6
Maturities	117.9	—	5,043.4	—	5,161.3
Mortgage loans acquired or originated	—	—	(1,272.0)	—	(1,272.0)
Mortgage loans sold or repaid	—	—	1,798.0	—	1,798.0
Real estate acquired	—	—	(53.8)	—	(53.8)
Net purchases of property and equipment	—	—	(21.5)	—	(21.5)
Dividends and returns of capital received from unconsolidated entities	301.8	326.4	—	(628.2)	—
Net change in other investments	(0.2)	5.4	(84.3)	(2.1)	(81.2)

Net cash provided by investing activities	228.2	331.8	97.8	(630.3)	27.5
Financing activities
Issuance of common stock	20.6	—	—	—	20.6
Acquisition of treasury stock	(2.6)	—	—	—	(2.6)
Proceeds from financing element derivatives	—	—	79.3	—	79.3
Payments for financing element derivatives	—	—	(46.5)	—	(46.5)
Excess tax benefits from share-based payment arrangements	—	—	1.0	—	1.0
Dividends to common stockholders	(176.2)	—	—	—	(176.2)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Dividends and capital paid to parent	—	(301.8)	(326.4)	628.2	—
Issuance of long-term debt	—	—	2.3	—	2.3
Principal repayments of long-term debt	—	—	(11.1)	—	(11.1)
Net proceeds from (repayments of) short-term borrowings	—	(25.0)	9.0	17.7	1.7
Investment contract deposits	—	—	4,283.8	—	4,283.8
Investment contract withdrawals	—	—	(7,343.4)	—	(7,343.4)
Net increase in banking operation deposits	—	—	46.2	—	46.2
Other	—	—	(4.3)	—	(4.3)

Net cash used in financing activities	(191.2)	(326.8)	(3,310.1)	645.9	(3,182.2)

Net increase (decrease) in cash and cash equivalents	66.3	(14.7)	(435.1)	20.5	(363.0)
Cash and cash equivalents at beginning of year	304.6	534.4	2,256.8	(855.4)	2,240.4

Cash and cash equivalents at end of year	$370.9	$519.7	$1,821.7	$(834.9)	$1,877.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(442.6)	$179.1	$2,640.7	$(134.2)	$2,243.0
Investing activities
Available-for-sale securities:
Purchases	(187.6)	(50.0)	(7,695.7)	—	(7,933.3)
Sales	4.0	—	3,435.8	—	3,439.8
Maturities	57.1	—	4,511.0	—	4,568.1
Mortgage loans acquired or originated	—	—	(586.5)	—	(586.5)
Mortgage loans sold or repaid	—	—	1,704.4	—	1,704.4
Real estate acquired	—	—	(62.2)	—	(62.2)
Real estate sold	—	—	30.3	—	30.3
Net purchases of property and equipment	(0.1)	—	(26.1)	—	(26.2)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(45.7)	—	(45.7)
Contributions to unconsolidated entities	(795.9)	(111.8)	—	907.7	—
Net change in other investments	0.2	37.8	(64.1)	(35.8)	(61.9)

Net cash provided by (used in) investing activities	(922.3)	(124.0)	1,201.2	871.9	1,026.8
Financing activities
Issuance of common stock	1,123.0	—	—	—	1,123.0
Acquisition of treasury stock	(4.1)	—	—	—	(4.1)
Proceeds from financing element derivatives	—	—	122.0	—	122.0
Payments for financing element derivatives	—	—	(67.4)	—	(67.4)
Excess tax benefits from share-based payment arrangements	—	—	0.2	—	0.2
Dividends to common stockholders	(159.5)	—	—	—	(159.5)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	745.1	—	—	—	745.1
Principal repayments of long-term debt	—	(454.6)	(13.6)	—	(468.2)
Net proceeds from (repayments of) short-term borrowings	—	(408.0)	23.8	(20.9)	(405.1)
Capital received from parent	—	795.9	111.8	(907.7)	—
Investment contract deposits	—	—	4,224.1	—	4,224.1
Investment contract withdrawals	—	—	(8,752.7)	—	(8,752.7)
Net increase in banking operation deposits	—	—	43.9	—	43.9
Other	—	—	(5.7)	—	(5.7)

Net cash provided by (used in) financing activities	1,671.5	(66.7)	(4,313.6)	(928.6)	(3,637.4)

Net increase (decrease) in cash and cash equivalents	306.6	(11.6)	(471.7)	(190.9)	(367.6)
Cash and cash equivalents at beginning of year	(2.0)	546.0	2,728.5	(664.5)	2,608.0

Cash and cash equivalents at end of year	$304.6	$534.4	$2,256.8	$(855.4)	$2,240.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2008

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(60.2)	$(47.6)	$2,342.5	$(9.9)	$2,224.8
Investing activities
Available-for-sale securities:
Purchases	—	50.0	(6,655.8)	—	(6,605.8)
Sales	—	—	1,270.8	—	1,270.8
Maturities	—	—	3,280.6	—	3,280.6
Mortgage loans acquired or originated	—	—	(3,484.9)	—	(3,484.9)
Mortgage loans sold or repaid	—	—	2,902.0	—	2,902.0
Real estate acquired	—	—	(33.3)	—	(33.3)
Real estate sold	—	—	70.6	—	70.6
Net purchases of property and equipment	—	—	(105.0)	—	(105.0)
Purchases of interest in subsidiaries, net of cash acquired	—	(2.3)	(18.0)	—	(20.3)
Dividends received from unconsolidated entities	181.1	92.1	—	(273.2)	—
Net change in other investments	—	36.4	(187.0)	(41.3)	(191.9)

Net cash provided by (used in) investing activities	181.1	176.2	(2,960.0)	(314.5)	(2,917.2)
Financing activities
Issuance of common stock	36.4	—	—	—	36.4
Acquisition of treasury stock	(6.4)	—	—	—	(6.4)
Proceeds from financing element derivatives	—	—	142.2	—	142.2
Payments for financing element derivatives	—	—	(114.6)	—	(114.6)
Excess tax benefits from share-based payment arrangements	—	—	3.1	—	3.1
Dividends to common stockholders	(116.7)	—	—	—	(116.7)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	7.9	—	7.9
Principal repayments of long-term debt	—	—	(83.3)	—	(83.3)
Net proceeds from (repayments of) short-term borrowings	—	249.4	(85.3)	53.3	217.4
Dividends paid to parent	—	(181.1)	(92.1)	273.2	—
Investment contract deposits	—	—	11,349.0	—	11,349.0
Investment contract withdrawals	—	—	(9,813.7)	—	(9,813.7)
Net increase in banking operation deposits	—	—	373.1	—	373.1
Other	—	—	(5.4)	—	(5.4)

Net cash provided by (used in) financing activities	(119.7)	68.3	1,680.9	326.5	1,956.0

Net increase in cash and cash equivalents	1.2	196.9	1,063.4	2.1	1,263.6
Cash and cash equivalents at beginning of year	(3.2)	349.1	1,665.1	(666.6)	1,344.4

Cash and cash equivalents at end of year	$(2.0)	$546.0	$2,728.5	$(664.5)	$2,608.0

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

        Under the supervision and with the participation of management, including our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2010.

        Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, has issued their report on the effectiveness of our internal control over financial reporting. The report is included in Item 8. "Financial Statements and Supplementary Data."

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

        Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2010, and have concluded that our disclosure controls and procedures are effective.

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2011 annual stockholders meeting (the "Proxy Statement"), which will be filed with the SEC on or about April 6, 2011, under the captions, "Election of Directors," "Corporate Governance," and "Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our Internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

Equity Compensation Plan Information

        In general, we have three compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. 2010 Stock Incentive Plan (formerly known as the 2005 Stock Incentive Plan), the Principal Financial Group, Inc. Employee Stock Purchase Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan. The following table shows the number of shares of Common Stock issuable upon exercise of options outstanding at December 31, 2010, the weighted average exercise price of those options and the number of shares of Common Stock remaining available for future issuance at December 31, 2010, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders (1)	16,764,040	(2)	$38.75	(3)	19,757,039	(4)
Equity compensation plans not approved by our stockholders	-0-		n/a		-0-

(1)
The Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Stock Incentive Plan, the Principal Financial Group Long-Term Performance Plan and the Principal Financial Group, Inc. Directors Stock Plan were each approved by our sole stockholder, Principal Mutual Holding Company, prior to our initial public offering of Common Stock on October 22, 2001. Subsequently, the Principal Financial Group, Inc. 2005 Stock Incentive Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan were each approved by our stockholders on May 17, 2005. An amendment to the Principal Financial Group, Inc. Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan was approved on May 19, 2009. On May 18, 2010, our shareholders approved the 2010 Stock Incentive Plan, which replaced the 2005 Stock Incentive Plan.

(2)
Includes 12,294,158 options outstanding under the employee stock incentive plans, 70,150 options outstanding under the directors stock plans, 1,150,513 performance shares under the employee stock incentive plans, 3,069,588 restricted stock units under the employee stock incentive plans, 151,079 restricted stock units under the directors stock plans, 2,686 units deferred in shares of common stock under the Long-Term Performance Plan and 25,866 other stock-based awards under the Directors 2005 Stock Plan for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.

(3)
The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units, units deferred in shares of common stock under the Long-Term Performance Plan, or other stock-based awards.

(4)
This number includes 7,641,920 shares remaining for issuance under the Employee Stock Purchase Plan, 11,804,339 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2010 Stock Incentive Plan and 310,780 shares available for issuance in respect of future awards of stock options, restricted stock, restricted stock units and other stock-based awards under the 2005 Directors Stock Plan.

 Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information called for by Item 13 pertaining to certain relationships and related transactions is set forth in the Proxy Statement under the captions, "Corporate Governance — Director Independence," and "Corporate Governance — Certain Relationships and Related Transactions," and is incorporated herein by reference.

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

    3.
    Exhibits — Please refer to the Exhibit Index on page 204.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.
Dated: February 16, 2011	By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 16, 2011

By	/s/ LARRY D. ZIMPLEMAN Larry D. Zimpleman Chairman, President, Chief Executive Officer and Director	By	C. Daniel Gelatt, Jr. Director
By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	By	/s/ SANDRA L. HELTON Sandra L. Helton Director
By	/s/ BETSY J. BERNARD Betsy J. Bernard Director	By	/s/ RICHARD L. KEYSER Richard L. Keyser Director
By	/s/ JOCELYN CARTER-MILLER Jocelyn Carter- Miller Director	By	/s/ ARJUN K. MATHRANI Arjun K. Mathrani Director
By	/s/ GARY E. COSTLEY Gary E. Costley Director	By	/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett Director
By	/s/ MICHAEL T. DAN Michael T. Dan Director
By	Dennis H. Ferro Director

Report of Independent Registered Public Accounting Firm on Schedules

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the consolidated financial statements of Principal Financial Group, Inc. ("the Company") as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated February 16, 2011 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at Item 15.a.2. of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for credit derivatives embedded in beneficial interests in securitized financial assets effective July 1, 2010; for variable interest entities effective January 1, 2010; for other-than-temporary impairments on debt securities and for the treatment of noncontrolling interests effective January 1, 2009; and for its pension and other postretirement benefits effective January 1, 2008.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 16, 2011

Schedule I — Summary of Investments — Other Than Investments in Related Parties
As of December 31, 2010

Type of Investment	Cost	Value		Amount as shown in the Consolidated Statement of Financial Position
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$748.5		$769.3	$769.3
States, municipalities and political subdivisions	2,615.0		2,656.4	2,656.4
Foreign governments	744.7		872.6	872.6
Public utilities	4,505.8		6,711.4	6,711.4
Redeemable preferred stock	98.1		96.9	96.9
All other corporate bonds	27,919.9		27,084.2	27,084.2
Residential mortgage-backed securities	3,077.9		3,196.2	3,196.2
Commercial mortgage-backed securities	4,424.9		3,842.2	3,842.2
Collateralized debt obligations	380.5		293.0	293.0
Other debt obligations	3,184.9		3,114.1	3,114.1

Total fixed maturities, available-for-sale	47,700.2		48,636.3	48,636.3
Fixed maturities, trading	1,120.3		1,120.3	1,120.3
Equity securities, available-for-sale:
Common stocks:
Industrial, miscellaneous and all other	12.4		14.9	14.9
Non-redeemable preferred stock	167.6		155.0	155.0

Total equity securities, available-for-sale	180.0		169.9	169.9
Equity securities, trading	316.9		316.9	316.9
Mortgage loans (1)	11,236.9		XXXX	11,125.1
Real estate, net:
Real estate acquired in satisfaction of debt	205.4		XXXX	204.8
Other real estate	858.7		XXXX	858.7
Policy loans	903.9		XXXX	903.9
Other investments (2)	1,488.4		XXXX	2,641.6

Total investments	$64,010.7	$	XXXX	$65,977.5

(1)
The amount shown in the Consolidated Statement of Financial Position for mortgage loans differs from cost as mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

(2)
The amount shown in the Consolidated Statement of Financial Position for other investments differs from cost due to accumulated earnings from minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners. Other investments also includes derivative assets and certain seed money investments, which are reported at fair value, and commercial mortgage loans of consolidated VIEs for which the fair value option was elected.

Schedule II — Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2010	2009
	(in millions)
Assets
Fixed maturities, available-for-sale	$199.9	$124.5
Fixed maturities, trading	274.9	348.1
Cash and cash equivalents	370.9	304.6
Other investments	5.6	5.3
Income taxes receivable	18.8	14.7
Deferred income taxes	21.6	27.0
Amounts receivable from subsidiary	0.8	0.8
Other assets	13.6	16.2
Investment in subsidiary	10,195.1	8,423.1

Total assets	$11,101.2	$9,264.3

Liabilities
Amounts payable to subsidiary	$5.5	$2.8
Long-term debt	1,351.7	1,351.8
Accrued interest payable	16.1	16.1
Other liabilities	0.1	0.1

Total liabilities	1,373.4	1,370.8
Stockholders' equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2010 and 2009	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2010 and 2009	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 448.5 million and 447.0 million shares issued, and 320.4 million and 319.0 million shares outstanding in 2010 and 2009	4.5	4.5
Additional paid-in capital	9,563.8	9,492.9
Retained earnings	4,612.3	4,160.7
Accumulated other comprehensive income (loss)	272.4	(1,042.0)
Treasury stock, at cost (128.1 million and 128.0 million shares in 2010 and 2009, respectively)	(4,725.3)	(4,722.7)

Total stockholders' equity attributable to Principal Financial Group, Inc.	9,727.8	7,893.5

Total liabilities and stockholders' equity	$11,101.2	$9,264.3

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Revenues
Fees and other revenues	$0.1	$—	$—
Net investment income (loss)	33.2	3.6	(0.3)
Net realized capital gains (losses)	0.7	0.1	(1.8)

Total revenues	34.0	3.7	(2.1)
Expenses
Other operating costs and expenses	117.0	90.8	48.0

Total expenses	117.0	90.8	48.0

Losses before income taxes	(83.0)	(87.1)	(50.1)
Income tax benefits	(31.6)	(34.7)	(20.0)
Equity in the net income of subsidiaries	750.7	675.1	488.2

Net income attributable to Principal Financial Group, Inc.	699.3	622.7	458.1
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$666.3	$589.7	$425.1

See accompanying notes.

Statements of Cash Flows

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Operating activities
Net income	$699.3	$622.7	$458.1
Adjustments to reconcile net income to net cash used in operating activities:
Equity in the net income of subsidiary	(750.7)	(675.1)	(488.2)
Net realized capital (gains) losses	(0.7)	(0.1)	1.8
Net cash flows for trading securities	111.1	(349.1)	—
Current and deferred income taxes (benefits)	(4.5)	(6.9)	1.4
Stock-based compensation	0.8	1.0	1.0
Other	(26.0)	(35.1)	(34.3)

Net cash provided by (used in) operating activities	29.3	(442.6)	(60.2)
Investing activities
Available-for-sale securities:
Purchases	(286.8)	(187.6)	—
Sales	95.5	4.0	—
Maturities	117.9	57.1	—
Net purchases of property and equipment	—	(0.1)	—
Net change in other investments	(0.2)	0.2	—
Dividends and returns of capital received from (contributions to) unconsolidated entity	301.8	(795.9)	181.1

Net cash provided by (used in) investing activities	228.2	(922.3)	181.1
Financing activities
Issuance of common stock	20.6	1,123.0	36.4
Acquisition of treasury stock	(2.6)	(4.1)	(6.4)
Dividends to common stockholders	(176.2)	(159.5)	(116.7)
Dividends to preferred stockholders	(33.0)	(33.0)	(33.0)
Issuance of long-term debt	—	745.1	—

Net cash provided by (used in) financing activities	(191.2)	1,671.5	(119.7)

Net increase in cash and cash equivalents	66.3	306.6	1.2
Cash and cash equivalents at beginning of year	304.6	(2.0)	(3.2)

Cash and cash equivalents at end of year	$370.9	$304.6	$(2.0)

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

(2)   Cash Dividends and Returns of Capital Received from (Capital Contributed to) Unconsolidated Entity

        The parent company received cash dividends and returns of capital totaling $301.8 million and $181.1 million 2010 and 2008, respectively, from its unconsolidated entity and contributed capital of $795.9 million to its unconsolidated entity in 2009.

Schedule III — Supplementary Insurance Information
As of December 31, 2010 and 2009 and for each of the years ended December 31, 2010, 2009 and 2008

Segment	Deferred policy acquisition costs	Future policy benefits and claims	Contractholder and other policyholder funds
	(in millions)
2010:
Retirement and Investor Services	$1,321.1	$8,299.5	$33,448.4
Principal Global Investors	—	—	—
Principal International	271.0	3,969.3	68.8
U.S. Insurance Solutions	1,937.7	7,586.4	4,599.8
Corporate	—	191.1	(223.7)

Total	$3,529.8	$20,046.3	$37,893.3

2009:
Retirement and Investor Services	$1,552.2	$8,274.1	$36,398.9
Principal Global Investors	—	—	—
Principal International	226.5	3,303.9	53.2
U.S. Insurance Solutions	1,902.7	7,475.9	4,126.6
Corporate	—	194.4	(217.6)

Total	$3,681.4	$19,248.3	$40,361.1

 Schedule III — Supplementary Insurance Information — (continued)
As of December 31, 2010 and 2009 and for each of the years ended December 31, 2010, 2009 and 2008

Segment	Premiums and other considerations	Net investment income (1)	Benefits, claims and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses (1)
	(in millions)
2010:
Retirement and Investor Services	$332.2	$2,366.5	$2,122.8	$192.2	$1,059.1
Principal Global Investors	—	13.4	—	—	384.4
Principal International	255.2	375.5	497.7	4.3	139.5
U.S. Insurance Solutions	1,685.7	650.0	1,734.3	9.4	541.8
Corporate	1,282.4	91.1	983.6	—	428.3

Total	$3,555.5	$3,496.5	$5,338.4	$205.9	$2,553.1

2009:
Retirement and Investor Services	$247.2	$2,491.2	$2,185.1	$54.0	$1,019.5
Principal Global Investors	—	9.6	—	—	376.1
Principal International	239.1	209.0	328.5	(1.7)	115.8
U.S. Insurance Solutions	1,776.6	620.5	1,644.9	39.9	545.7
Corporate	1,487.7	70.5	1,176.0	—	377.3

Total	$3,750.6	$3,400.8	$5,334.5	$92.2	$2,434.4

2008:
Retirement and Investor Services	$523.2	$2,778.5	$2,723.2	$243.1	$1,188.9
Principal Global Investors	—	(16.6)	—	—	454.1
Principal International	204.1	521.5	585.9	(1.3)	153.8
U.S. Insurance Solutions	1,866.3	637.1	1,648.6	131.9	569.3
Corporate	1,615.6	73.8	1,262.2	—	247.6

Total	$4,209.2	$3,994.3	$6,219.9	$373.7	$2,613.7

(1)
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

Schedule IV — Reinsurance
As of December 31, 2010, 2009 and 2008 and for each of the years then ended

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(in millions)
2010:
Life insurance in force	$241,996.5	$84,403.8	$2,051.9	$159,644.6	1.3%

Premiums:
Life insurance	$1,437.9	$146.2	$3.5	$1,295.2	0.3%
Accident and health insurance	2,421.9	161.6	—	2,260.3	—%

Total	$3,859.8	$307.8	$3.5	$3,555.5	0.1%

2009:
Life insurance in force	$237,454.2	$76,507.1	$2,328.2	$163,275.3	1.4%

Premiums:
Life insurance	$1,389.6	$140.5	$5.2	$1,254.3	0.4%
Accident and health insurance	2,658.0	161.7	—	2,496.3	—%

Total	$4,047.6	$302.2	$5.2	$3,750.6	0.1%

2008:
Life insurance in force	$243,735.9	$71,284.2	$2,593.2	$175,044.9	1.5%

Premiums:
Life insurance	$1,675.5	$121.6	$9.7	$1,563.6	0.6%
Accident and health insurance	2,819.6	174.0	—	2,645.6	—%

Total	$4,495.1	$295.6	$9.7	$4,209.2	0.2%

Exhibit Index

Exhibit Number	Description
2.1	Plan of Conversion (1)
2.2	Share Sale Deed, dated as of June 17, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc. (1)
2.3	Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc. (1)
2.4	Second Amendment to the Share Sale Deed, dated as of March 14, 2001, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, Deutsche New Zealand Limited (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called BT Nominees (H.K.) Limited), Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc. (1)
2.5	Stock Purchase Agreement dated as of May 11, 2004 by and between Principal Holding Company and CitiMortgage, Inc. (2)
2.6	Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc., dated as of July 25, 2006. (3)
2.6.1	Amendment No. 1 and Waiver, dated as of December 29, 2006, to the Stock Purchase Agreement, dated as of July 25, 2006, by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (4)
2.6.2	Memorandum of Understanding dated as of December 29, 2006, amending and modifying the Stock Purchase Agreement by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (4)
3.1	Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1) (5)
3.2	Form of By-Laws of Principal Financial Group, Inc. (5)
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share (1)
4.1.1	Certificate of Designations of the Company's Series A Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005. (5)
4.1.2	Certificate of Designations of the Company's Series B Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005. (5)
4.1.3	Specimen Stock Certificate for the Company's Series A Non-Cumulative Perpetual Preferred Stock. (5)
4.1.4	Specimen Stock Certificate for the Company's Series B Non-Cumulative Perpetual Preferred Stock. (5)
4.1.5	Senior Indenture, dated as of October 11, 2006, between Principal Financial Group, Inc. and The Bank of New York, as Trustee. (6)
4.1.6	First Supplemental Indenture, dated as of October 16, 2006, among Principal Financial Group, Inc., Principal Financial Services, Inc. and The Bank of New York, as Trustee. (6)
4.1.7	6.05% Senior Note ($500,000,000) due October 15, 2036. (6)
4.1.8	6.05% Senior Note ($100,000,000) due October 15, 2036. (7)
4.1.9	Guarantee, dated as of October 16, 2006, by Principal Financial Services, Inc. (6)
4.2	Amended and Restated Stockholder Rights Agreement, dated as of October 22, 2001 (8)
4.2.1	Amendment to the Amended and Restated Rights Agreement, dated as of January 17, 2005 (9)
10.1	Principal Financial Group, Inc. Stock Incentive Plan (10)
10.1.1	Form of Restricted Stock Unit Award Agreement (11)
10.1.2	Form of Stock Option Award Agreement (11)
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan (12)
10.1.4	Principal Financial Group, Inc. 2010 Stock Incentive Plan (13)
10.2	Principal Financial Group Long-Term Performance Plan (1)
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002 (8)
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002 (14)
10.5	Principal Financial Group, Inc. Annual Incentive Plan (9)
10.6	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors. (15)
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors (16)
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009 (17)
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective May 17, 2010 (25)
10.7	Principal Financial Group, Inc. Directors Stock Plan (1)
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan (12)
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc. (18)
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004 (19)
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan (18)
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003 (19)
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees (18)
10.11	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive. (20)
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives) (21)
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010 (25)
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement (21)

Exhibit Number	Description
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan. (22)
10.14	Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association (1)
10.15	Employment Agreement dated as of June 1, 2006, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company, and Larry D. Zimpleman. (4)
10.15.1	Amended and Restated Employment Agreement dated as of May 1, 2008, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (23)
10.15.2	Letter dated March 16, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (17)
10.15.3	Letter dated December 1, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (24)
10.16	The Principal Severance Plan for Senior Executives, restated effective January 1, 2009 (17)
12	Computation of Earnings to Fixed Charges Ratio (25)
21	Principal Financial Group, Inc. Member Companies as of December 31, 2010 (25)
23	Consent of Independent Registered Public Accounting Firm (25)
31.1	Certification of Larry D. Zimpleman (25)
31.2	Certification of Terrance J. Lillis (25)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman (25)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis (25)
101	The following materials from Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements, (vi) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (vii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (viii) Schedule III — Supplementary Information and (ix) Schedule IV — Reinsurance.

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

(13)
Incorporated by reference to Appendix A of Principal Financial Group, Inc.'s 2010 Definitive Proxy Statement on Form DEF14A, filed on April 6, 2010 (Commission File No. 1-16725).

(14)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-16725).

(15)
Incorporated by reference to the written description of such arrangement included in Principal Financial Group, Inc.'s Current Report on Form 8-K filed on August 28, 2006 (Commission File 1-16725).

(16)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-16725).

(17)
Incorporated by reference to the Principal Financial Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-16725).

(18)
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

(24)
Incorporated by reference to the exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-16725).

(25)
Filed herewith.