Form 10-Q
period 2011-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2011-05-04
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 27, 2011, was 321,318,850.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	March 31, 2011	December 31, 2010
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2011 and 2010 include $262.9 million and $257.9 million related to consolidated variable interest entities)	$48,305.5	$48,636.3
Fixed maturities, trading (2011 and 2010 include $135.0 million and $131.4 million related to consolidated variable interest entities)	1,006.3	1,120.3
Equity securities, available-for-sale	175.8	169.9
Equity securities, trading (2011 and 2010 include $218.6 million and $158.6 million related to consolidated variable interest entities)	389.7	316.9
Mortgage loans	10,900.0	11,125.1
Real estate	1,010.0	1,063.5
Policy loans	893.0	903.9
Other investments (2011 and 2010 include $122.5 million and $128.7 million related to consolidated variable interest entities, of which $122.2 million and $128.3 million are measured at fair value under the fair value option)	2,676.4	2,641.6
Total investments	65,356.7	65,977.5
Cash and cash equivalents (2011 and 2010 include $113.7 million and $100.0 million related to consolidated variable interest entities)	1,984.2	1,877.4
Accrued investment income	675.6	666.1
Premiums due and other receivables	1,309.9	1,063.0
Deferred policy acquisition costs	3,549.9	3,529.8
Property and equipment	448.7	458.7
Goodwill	344.5	345.4
Other intangibles	829.3	834.6
Separate account assets	71,724.5	69,555.3
Other assets	1,326.4	1,323.3
Total assets	$147,549.7	$145,631.1
Liabilities
Contractholder funds	$36,609.3	$37,301.1
Future policy benefits and claims	19,975.3	20,046.3
Other policyholder funds	607.5	592.2
Short-term debt	106.8	107.9
Long-term debt	1,579.8	1,583.7
Income taxes currently payable	3.6	6.2
Deferred income taxes	542.7	409.9
Separate account liabilities	71,724.5	69,555.3
Other liabilities (2011 and 2010 include $517.7 million and $433.6 million related to consolidated variable interest entities, of which $106.4 million and $114.5 million are measured at fair value under the fair value option)	6,027.4	6,143.5
Total liabilities	137,176.9	135,746.1
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2011 and 2010	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2011 and 2010	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 449.6 million and 448.5 million shares issued, and 321.3 million and 320.4 million shares outstanding in 2011 and 2010	4.5	4.5
Additional paid-in capital	9,580.1	9,563.8
Retained earnings	4,808.6	4,612.3
Accumulated other comprehensive income	525.5	272.4
Treasury stock, at cost (128.3 million and 128.1 million shares in 2011 and 2010)	(4,731.2)	(4,725.3)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	10,187.6	9,727.8
Noncontrolling interest	185.2	157.2
Total stockholders’ equity	10,372.8	9,885.0
Total liabilities and stockholders’ equity	$147,549.7	$145,631.1

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2011	2010
	(in millions, except per share data)
Revenues
Premiums and other considerations	$797.1	$878.9
Fees and other revenues	620.8	567.6
Net investment income	859.9	863.0
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(5.6)	33.7
Total other-than-temporary impairment losses on available-for-sale securities	(14.0)	(84.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(38.4)	5.4
Net impairment losses on available-for-sale securities	(52.4)	(79.2)
Net realized capital losses	(58.0)	(45.5)
Total revenues	2,219.8	2,264.0
Expenses
Benefits, claims and settlement expenses	1,191.5	1,275.3
Dividends to policyholders	53.6	56.5
Operating expenses	691.2	675.9
Total expenses	1,936.3	2,007.7
Income before income taxes	283.5	256.3
Income taxes	60.4	52.7
Net income	223.1	203.6
Net income attributable to noncontrolling interest	18.6	4.6
Net income attributable to Principal Financial Group, Inc.	204.5	199.0
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$196.3	$190.8

Earnings per common share
Basic earnings per common share	$0.61	$0.60

Diluted earnings per common share	$0.60	$0.59

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders’ equity
	(in millions)
Balances at January 1, 2010	$—	$0.1	$4.5	$9,492.9	$4,160.7	$(1,042.0)	$(4,722.7)	$122.9	$8,016.4
Common stock issued	—	—	—	8.3	—	—	—	—	8.3
Stock-based compensation and additional related tax benefits	—	—	—	11.3	—	—	—	—	11.3
Treasury stock acquired, common	—	—	—	—	—	—	(1.7)	—	(1.7)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1.0)	(1.0)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	5.9	5.9
Effects of implementation of accounting change related to variable interest entities, net	—	—	—	—	(10.7)	10.7	—	—	—
Comprehensive income:
Net income	—	—	—	—	199.0	—	—	4.6	203.6
Net unrealized gains, net	—	—	—	—	—	449.1	—	—	449.1
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(3.0)	—	—	(3.0)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(2.6)	—	0.2	(2.4)
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	9.9	—	—	9.9
Comprehensive income									657.2
Balances at March 31, 2010	$—	$0.1	$4.5	$9,512.5	$4,340.8	$(577.9)	$(4,724.4)	$132.6	$8,688.2

Balances at January 1, 2011	$—	$0.1	$4.5	$9,563.8	$4,612.3	$272.4	$(4,725.3)	$157.2	$9,885.0
Common stock issued	—	—	—	9.1	—	—	—	—	9.1
Stock-based compensation and additional related tax benefits	—	—	—	9.2	—	—	—	—	9.2
Treasury stock acquired, common	—	—	—	—	—	—	(5.9)	—	(5.9)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2.4)	(2.4)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	14.3	14.3
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2.0)	—	—	—	(2.5)	(4.5)
Comprehensive income:
Net income	—	—	—	—	204.5	—	—	18.6	223.1
Net unrealized gains, net	—	—	—	—	—	164.6	—	—	164.6
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	16.6	—	—	16.6
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	22.7	—	—	22.7
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	49.2	—	—	49.2
Comprehensive income									476.2
Balances at March 31, 2011	$—	$0.1	$4.5	$9,580.1	$4,808.6	$525.5	$(4,731.2)	$185.2	$10,372.8

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2011	2010
	(in millions)
Operating activities
Net income	$223.1	$203.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	55.5	72.8
Additions to deferred policy acquisition costs	(127.0)	(123.8)
Accrued investment income	(9.5)	(32.1)
Net cash flows for trading securities	65.3	(148.8)
Premiums due and other receivables	(42.4)	(12.0)
Contractholder and policyholder liabilities and dividends	314.2	255.9
Current and deferred income taxes	48.9	37.6
Net realized capital losses	58.0	45.5
Depreciation and amortization expense	31.4	29.9
Mortgage loans held for sale, acquired or originated	(25.9)	(15.9)
Mortgage loans held for sale, sold or repaid, net of gain	15.9	13.7
Real estate sold through operating activities	76.9	3.1
Stock-based compensation	9.2	10.7
Other	501.9	313.0
Net adjustments	972.4	449.6
Net cash provided by operating activities	1,195.5	653.2
Investing activities
Available-for-sale securities:
Purchases	(1,666.4)	(2,228.5)
Sales	536.4	707.2
Maturities	1,725.6	828.5
Mortgage loans acquired or originated	(123.9)	(219.1)
Mortgage loans sold or repaid	323.7	451.5
Real estate acquired	(7.0)	(9.7)
Net purchases of property and equipment	(4.1)	(4.2)
Net change in other investments	(68.4)	12.3
Net cash provided by (used in) investing activities	$715.9	$(462.0)

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows — (continued)
(Unaudited)

	For the three months ended March 31,
	2011	2010
	(in millions)
Financing activities
Issuance of common stock	$9.1	$8.3
Acquisition of treasury stock	(5.9)	(1.7)
Proceeds from financing element derivatives	19.4	16.6
Payments for financing element derivatives	(12.1)	(13.2)
Excess tax benefits from share-based payment arrangements	1.6	0.4
Dividends to preferred stockholders	(8.2)	(8.2)
Issuance of long-term debt	0.6	0.2
Principal repayments of long-term debt	(1.7)	(3.4)
Net proceeds from short-term borrowings	0.2	31.2
Investment contract deposits	893.3	1,051.0
Investment contract withdrawals	(2,674.2)	(1,920.7)
Net increase (decrease) in banking operation deposits	(25.8)	38.7
Other	(0.9)	(1.1)
Net cash used in financing activities	(1,804.6)	(801.9)
Net increase (decrease) in cash and cash equivalents	106.8	(610.7)
Cash and cash equivalents at beginning of period	1,877.4	2,240.4
Cash and cash equivalents at end of period	$1,984.2	$1,629.7

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2010, included in our Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2010, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which clarifies when creditors should classify a loan modification as a troubled debt restructuring (“TDR”). A TDR occurs when a creditor grants a concession to a debtor experiencing financial difficulties. Loans denoted as a TDR are considered impaired and are specifically reserved for when calculating the allowance for credit losses. This guidance also ends the indefinite deferral issued in January 2011 surrounding new disclosures on loans classified as a TDR required as part of the credit quality disclosures guidance issued in July 2010. This guidance will be effective for us on July 1, 2011, and will be applied retrospectively to restructurings occurring on or after January 1, 2011. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In October 2010, the FASB issued authoritative guidance that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the successful acquisition of new or renewal insurance contracts. Capitalized costs should include incremental direct costs of contract acquisition, as well as certain costs related directly to acquisition activities such as underwriting, policy issuance and processing, medical and inspection and sales force contract selling. This guidance will be effective for us on January 1, 2012, with retrospective application permitted but not required. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In July 2010, the FASB issued authoritative guidance that requires new and expanded disclosures related to the credit quality of financing receivables and the allowance for credit losses. Reporting entities are required to provide qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables. The disclosures are required to be presented on a disaggregated basis by portfolio segment and class of financing receivable. Disclosures required by the guidance that relate to the end of a reporting period were effective for us in our December 31, 2010, consolidated financial statements. Disclosures required by the guidance that relate to an activity that occurs during a reporting period were effective for us on January 1, 2011, and did not have a material impact on our consolidated financial statements. See Note 3, Investments, for further details.

In April 2010, the FASB issued authoritative guidance addressing how investments held through the separate accounts of an insurance entity affect the entity’s consolidation analysis. This guidance clarifies that an insurance entity should not consider any separate account interests held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. This guidance was effective for us on January 1, 2011, and did not have a material impact on our consolidated financial statements.

In March 2010, the FASB issued authoritative guidance that amends and clarifies the guidance on evaluation of credit derivatives embedded in beneficial interests in securitized financial assets, including asset-backed securities (“ABS”), credit-linked notes, collateralized loan obligations and collateralized debt obligations (“CDOs”). This guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. We adopted this guidance effective July 1, 2010, and within the scope of this guidance reclassified fixed maturities with a fair value of $75.3 million, from available-for-sale to trading. The cumulative change in accounting principle related to unrealized losses on these fixed maturities resulted in a net $25.4 million decrease to retained earnings, with a corresponding increase to accumulated other comprehensive income (“AOCI”).

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

1. Nature of Operations and Significant Accounting Policies — (continued)

In January 2010, the FASB issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective for us on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which were effective for us on January 1, 2011. This guidance did not have a material impact on our consolidated financial statements. See Note 9, Fair Value Measurements, for further details.

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

Separate Accounts

At March 31, 2011 and December 31, 2010, the separate accounts include a separate account valued at $209.7 million and $221.7 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

2.  Variable Interest Entities

We have relationships with and may have a variable interest in various types of special purpose entities. Following is a discussion of our interest in entities that meet the definition of a VIE. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. The primary beneficiary of a VIE is defined as the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We assess whether we are the primary beneficiary of VIEs we have relationships with on an ongoing basis.

Consolidated Variable Interest Entities

Grantor Trusts

We contributed undated subordinated floating rate notes to three grantor trusts. The trusts separated the cash flows by issuing an interest-only certificate and a residual certificate related to each note contributed. Each interest-only certificate entitles the holder to interest on the stated note for a specified term, while the residual certificate entitles the holder to interest payments subsequent to the term of the interest-only certificate and to all principal payments. We retained the interest-only certificates and the residual certificates were subsequently sold to third parties. We have determined these grantor trusts are VIEs due to insufficient equity to sustain them. We determined we are the primary beneficiary as a result of our contribution of securities into the trusts and our continuing interest in the trusts.

Collateralized Private Investment Vehicles

We invest in synthetic CDOs, collateralized bond obligations, collateralized loan obligations, collateralized commodity obligations and other collateralized structures, which are VIEs due to insufficient equity to sustain the entities (collectively known as “collateralized private investment vehicles”). The performance of the notes of these structures is primarily linked to a synthetic portfolio by derivatives; each note has a specific loss attachment and detachment point. The notes and related derivatives are collateralized by a pool of permitted investments. The investments are held by a trustee and can only be liquidated to settle obligations of the trusts. These obligations primarily include derivatives, financial guarantees and the notes due at maturity or termination of the trusts. We determined we are the primary beneficiary for certain of these entities because we act as the investment manager of the underlying portfolio and we have an ownership interest.

Commercial Mortgage-Backed Securities

In September 2000, we sold commercial mortgage loans to a real estate mortgage investment conduit trust. The trust issued various commercial mortgage-backed securities (“CMBS”) certificates using the cash flows of the underlying commercial mortgages it purchased. This is considered a VIE due to insufficient equity to sustain itself. We have determined we are the primary beneficiary as we retained the special servicing role for the assets within the trust as well as the ownership of the bond class which controls the unilateral kick out rights of the special servicer.

Hedge Funds

We are a general partner with an insignificant equity ownership in various hedge funds. These entities are deemed VIEs due to the equity owners not having decision-making ability. We have determined we are the primary beneficiary of these entities due to our control through our management relationship, related party ownership and our fee structure in certain of these funds.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

2. Variable Interest Entities — (continued)

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

	Grantor trusts	Collateralized private investment vehicles	CMBS	Hedge funds (2)	Total
	(in millions)
March 31, 2011
Fixed maturities, available-for-sale	$248.0	$14.9	$—	$—	$262.9
Fixed maturities, trading	—	135.0	—	—	135.0
Equity securities, trading	—	—	—	218.6	218.6
Other investments	—	—	122.2	0.3	122.5
Cash and cash equivalents	—	55.0	—	58.7	113.7
Accrued investment income	0.9	0.1	0.8	—	1.8
Premiums due and other receivables	—	1.5	—	48.1	49.6
Total assets	$248.9	$206.5	$123.0	$325.7	$904.1
Deferred income taxes	$2.3	$—	$—	$—	$2.3
Other liabilities (1)	140.2	140.8	88.3	148.4	517.7
Total liabilities	$142.5	$140.8	$88.3	$148.4	$520.0
December 31, 2010
Fixed maturities, available-for-sale	$243.1	$14.8	$—	$—	$257.9
Fixed maturities, trading	—	131.4	—	—	131.4
Equity securities, trading	—	—	—	158.6	158.6
Other investments	—	—	128.4	0.3	128.7
Cash and cash equivalents	—	55.0	—	45.0	100.0
Accrued investment income	0.7	0.1	0.8	—	1.6
Premiums due and other receivables	—	1.6	—	13.9	15.5
Total assets	$243.8	$202.9	$129.2	$217.8	$793.7
Deferred income taxes	$2.4	$—	$—	$—	$2.4
Other liabilities (1)	135.8	132.6	94.1	71.1	433.6
Total liabilities	$138.2	$132.6	$94.1	$71.1	$436.0

(1)         Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; collateralized private investment vehicles include derivative liabilities, financial guarantees and obligation to redeem notes at maturity or termination of the trust; CMBS includes obligation to the bondholders; and hedge funds include liabilities to securities brokers.

(2)       The consolidated statements of financial position included a $176.5 million and $145.9 million noncontrolling interest for hedge funds as of March 31, 2011 and December 31, 2010, respectively.

We did not provide financial or other support to investees designated as VIEs for the three months ended March 31, 2011 and 2010.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

2. Variable Interest Entities — (continued)

VIEs include CMBS, residential mortgage-backed pass-through securities (“RMBS”) and ABS. All of these entities were deemed VIEs because the equity within these entities is insufficient to sustain them. We determined we are not the primary beneficiary in any of the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security that controls the unilateral right to replace the special servicer or equivalent function.

As previously discussed, we invest in several types of collateralized private investment vehicles, which are VIEs. These include cash and synthetic structures that we do not manage. We have determined we are not the primary beneficiary of these collateralized private investment vehicles primarily because we do not control the economic performance of the entities and were not involved with the design of the entities.

We have invested in various VIE trusts as a debt holder. All of these entities are classified as VIEs due to insufficient equity to sustain them. We have determined we are not the primary beneficiary primarily because we do not control the economic performance of the entities and were not involved with the design of the entities.

The carrying value and maximum loss exposure for our unconsolidated VIEs, were as follows:

	Asset carrying value	Maximum exposure to loss (1)
	(in millions)
March 31, 2011
Fixed maturities, available-for-sale:
Corporate	$444.0	$382.5
Residential mortgage-backed pass-through securities	3,168.6	3,066.7
Commercial mortgage-backed securities	3,940.2	4,278.0
Collateralized debt obligations	300.3	359.8
Other debt obligations	3,197.5	3,243.8
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	122.4	122.4
Commercial mortgage-backed securities	47.9	47.9
Collateralized debt obligations	78.3	78.3
Other debt obligations	88.3	88.3

December 31, 2010
Fixed maturities, available-for-sale:
Corporate	$429.0	$367.7
Residential mortgage-backed pass-through securities	3,196.2	3,077.9
Commercial mortgage-backed securities	3,842.2	4,424.9
Collateralized debt obligations	293.0	380.5
Other debt obligations	3,114.1	3,184.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	215.5	215.5
Commercial mortgage-backed securities	5.1	5.1
Collateralized debt obligations	87.2	87.2
Other debt obligations	118.8	118.8

(1) Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and to fair value for our fixed maturities, trading.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

2. Variable Interest Entities — (continued)

Sponsored Investment Funds

We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities’ net assets. As of March 31, 2011 and December 31, 2010, these VIEs held $1.6 billion and $1.7 billion in total assets, respectively. During 2010, we chose to contribute $3.2 million to these VIEs for competitive reasons and have no contractual obligation to further contribute to the funds.

We provide asset management and other services to certain investment structures that are considered VIEs as we generally earn management fees and in some instances performance-based fees. We are not the primary beneficiary of these entities as we do not have the obligation to absorb losses of the entities that could be potentially significant to the VIE or the right to receive benefits from these entities that could be potentially significant.

3.  Investments

Fixed Maturities and Equity Securities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred stock. Equity securities include mutual funds, common stock and nonredeemable preferred stock. We classify fixed maturities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 9, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments related to deferred policy acquisition costs (“DPAC”), sales inducements, unearned revenue reserves, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to hedged portions of available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). We also have trading securities portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. Mark-to-market adjustments related to these trading securities are reflected in net investment income.

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
March 31, 2011
(Unaudited)

3.  Investments — (continued)

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI (1)	Fair value
	(in millions)
March 31, 2011
Fixed maturities, available-for-sale:
U.S. government and agencies	$532.6	$18.7	$0.3	$—	$551.0
Non-U.S. governments	731.3	99.0	2.1	—	828.2
States and political subdivisions	2,625.3	63.2	23.4	—	2,665.1
Corporate	32,227.6	1,860.5	416.5	17.0	33,654.6
Residential mortgage-backed pass-through securities	3,066.7	111.6	9.7	—	3,168.6
Commercial mortgage-backed securities	4,278.0	140.4	301.5	176.7	3,940.2
Collateralized debt obligations	359.8	2.7	45.6	16.6	300.3
Other debt obligations	3,243.8	54.9	15.4	85.8	3,197.5
Total fixed maturities, available-for-sale	$47,065.1	$2,351.0	$814.5	$296.1	$48,305.5
Total equity securities, available-for-sale	$174.0	$11.8	$10.0		$175.8
December 31, 2010
Fixed maturities, available-for-sale:
U.S. government and agencies	$748.5	$21.0	$0.2	$—	$769.3
Non-U.S. governments	744.7	127.9	—	—	872.6
States and political subdivisions	2,615.0	64.7	23.3	—	2,656.4
Corporate	32,523.8	1,913.7	527.0	18.0	33,892.5
Residential mortgage-backed pass-through securities	3,077.9	124.2	5.9	—	3,196.2
Commercial mortgage-backed securities	4,424.9	118.0	506.1	194.6	3,842.2
Collateralized debt obligations	380.5	1.7	51.8	37.4	293.0
Other debt obligations	3,184.9	53.7	40.0	84.5	3,114.1
Total fixed maturities, available-for-sale	$47,700.2	$2,424.9	$1,154.3	$334.5	$48,636.3
Total equity securities, available-for-sale	$180.0	$8.1	$18.2		$169.9

(1)      Excludes $124.0 million and $58.6 million as of March 31, 2011 and December 31, 2010, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date.

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2011, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,292.9	$2,341.1
Due after one year through five years	13,295.6	13,854.3
Due after five years through ten years	8,771.2	9,218.1
Due after ten years	11,757.1	12,285.4
Subtotal	36,116.8	37,698.9
Mortgage-backed and other asset-backed securities	10,948.3	10,606.6
Total	$47,065.1	$48,305.5

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

3.  Investments — (continued)

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision and subsequent commercial mortgage loan recoveries and impairments of real estate held for investment. Investment gains and losses on sales of certain real estate held for sale, which do not meet the criteria for classification as a discontinued operation and mark-to-market adjustments on trading securities that support investment strategies that involve the active and frequent purchase and sale of fixed maturities are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the three months ended March 31,
	2011	2010
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$12.5	$19.0
Gross losses	(23.3)	(93.6)
Other-than-temporary impairment losses reclassified to (from) OCI	(38.4)	5.4
Hedging, net	(30.2)	46.7
Fixed maturities, trading	(4.6)	10.5
Equity securities, available-for-sale:
Gross gains	2.2	7.5
Gross losses	—	(1.5)
Equity securities, trading	30.1	7.9
Mortgage loans	(9.9)	(26.0)
Derivatives	8.9	(49.7)
Other	(5.3)	28.3
Net realized capital losses	$(58.0)	$(45.5)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $0.5 billion and $0.6 billion for the three months ended March 31, 2011 and 2010, respectively.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

3.  Investments — (continued)

Impairment losses on equity securities are recognized in net income and are measured as the difference between amortized cost and fair value. The way in which impairment losses on fixed maturities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, we recognize an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion in net income and the noncredit loss portion in OCI (“bifurcated OTTI”).

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended March 31,
	2011	2010
	(in millions)
Fixed maturities, available-for-sale	$(16.2)	$(88.6)
Equity securities, available-for-sale	2.2	4.0
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(14.0)	(84.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	(38.4)	5.4
Net impairment losses on available-for-sale securities	$(52.4)	$(79.2)

(1)          Represents the net impact of (1) gains resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI and (2) losses resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold.

We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. The ABS cash flow estimates are based on security specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate security cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or liquidations using bond specific facts and circumstances including timing, security interests and loss severity.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

3.  Investments — (continued)

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

	For the three months ended March 31,
	2011	2010
	(in millions)
Beginning balance	$(325.7)	$(204.7)
Credit losses for which an other-than-temporary impairment was not previously recognized	(2.2)	(54.8)
Credit losses for which an other-than-temporary impairment was previously recognized	(34.5)	(22.2)
Reduction for credit losses previously recognized on fixed maturities now sold or intended to be sold	51.2	18.6
Reduction for positive changes in cash flows expected to be collected and amortization (1)	(0.9)	0.4
Ending balance	$(312.1)	$(262.7)

(1)  Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	March 31, 2011
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$43.0	$0.3	$—	$—	$43.0	$0.3
Non-U.S. governments	37.8	2.1	—	—	37.8	2.1
States and political subdivisions	766.8	17.0	45.4	6.4	812.2	23.4
Corporate	2,352.0	57.5	3,406.8	376.0	5,758.8	433.5
Residential mortgage-backed pass-through securities	641.9	9.4	5.5	0.3	647.4	9.7
Commercial mortgage-backed securities	456.5	7.5	1,147.7	470.7	1,604.2	478.2
Collateralized debt obligations	9.3	0.2	226.5	62.0	235.8	62.2
Other debt obligations	435.0	7.3	526.6	93.9	961.6	101.2
Total fixed maturities, available-for-sale	$4,742.3	$101.3	$5,358.5	$1,009.3	$10,100.8	$1,110.6
Total equity securities, available-for-sale	$9.1	$0.3	$83.3	$9.7	$92.4	$10.0

Of the total amounts, Principal Life’s consolidated portfolio represented $9,672.6 million in available-for-sale fixed maturities with gross unrealized losses of $1,067.5 million. Principal Life’s consolidated portfolio consists of fixed maturities where 78% were investment grade (rated AAA through BBB-) with an average price of 90 (carrying value/amortized cost) at March 31, 2011. Gross unrealized losses in our fixed maturities portfolio decreased during the three months ended March 31, 2011, due to a tightening of credit spreads primarily in the corporate and commercial mortgage-backed securities sectors, partially offset by an increase in interest rates.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

3.  Investments — (continued)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 567 securities with a carrying value of $4,437.0 million and unrealized losses of $90.6 million reflecting an average price of 98 at March 31, 2011. Of this portfolio, 96% was investment grade (rated AAA through BBB-) at March 31, 2011, with associated unrealized losses of $83.1 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 699 securities with a carrying value of $5,235.6 million and unrealized losses of $976.9 million. The average rating of this portfolio was BBB with an average price of 84 at March 31, 2011. Of the $976.9 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $470.8 million in unrealized losses with an average price of 71 and an average credit rating of BBB-. The remaining unrealized losses consist primarily of $343.7 million within the corporate sector at March 31, 2011. The average price of the corporate sector was 91 and the average credit rating was BBB. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at March 31, 2011.

	December 31, 2010
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$224.5	$0.2	$—	$—	$224.5	$0.2
Non-U.S. governments	7.9	—	—	—	7.9	—
States and political subdivisions	771.0	18.4	44.2	4.9	815.2	23.3
Corporate	2,457.4	69.1	3,948.9	475.9	6,406.3	545.0
Residential mortgage-backed pass-through securities	384.9	5.9	—	—	384.9	5.9
Commercial mortgage-backed securities	340.1	4.9	1,186.4	695.8	1,526.5	700.7
Collateralized debt obligations	10.4	0.5	233.0	88.7	243.4	89.2
Other debt obligations	401.5	8.4	578.4	116.1	979.9	124.5
Total fixed maturities, available-for-sale	$4,597.7	$107.4	$5,990.9	$1,381.4	$10,588.6	$1,488.8
Total equity securities, available-for-sale	$47.3	$7.2	$77.0	$11.0	$124.3	$18.2

Of the total amounts, Principal Life’s consolidated portfolio represented $9,914.2 million in available-for-sale fixed maturities with gross unrealized losses of $1,445.3 million. Principal Life’s consolidated portfolio consists of fixed maturities where 77% were investment grade (rated AAA through BBB-) with an average price of 87 (carrying value/amortized cost) at December 31, 2010. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2010, due to a decline in interest rates and a tightening of credit spreads primarily in the corporate and commercial mortgage-backed securities sectors.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 534 securities with a carrying value of $4,112.3 million and unrealized losses of $95.7 million reflecting an average price of 98 at December 31, 2010. Of this portfolio, 94% was investment grade (rated AAA through BBB-) at December 31, 2010, with associated unrealized losses of $88.7 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

3.  Investments — (continued)

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 773 securities with a carrying value of $5,801.9 million and unrealized losses of $1,349.6 million. The average rating of this portfolio was BBB with an average price of 81 at December 31, 2010. Of the $1,349.6 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $695.8 million in unrealized losses with an average price of 63 and an average credit rating of BBB. The remaining unrealized losses consist primarily of $444.1 million within the corporate sector at December 31, 2010. The average price of the corporate sector was 89 and the average credit rating was BBB. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

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

	March 31, 2011	December 31, 2010
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$1,536.5	$1,197.7
Noncredit component of impairment losses on fixed maturities, available-for-sale	(296.1)	(334.5)
Net unrealized gains (losses) on equity securities, available-for-sale	1.8	(10.1)
Adjustments for assumed changes in amortization patterns	(350.5)	(273.8)
Adjustments for assumed changes in policyholder liabilities	(186.7)	(212.4)
Net unrealized gains on derivative instruments	44.3	53.5
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	144.4	145.2
Provision for deferred income taxes	(279.8)	(169.0)
Effects of implementation of accounting change related to variable interest entities, net	—	10.7
Effects of electing fair value option for fixed maturities upon implementation of accounting changes related to embedded credit derivatives, net	—	25.4
Net unrealized gains on available-for-sale securities and derivative instruments	$613.9	$432.7

(1)          Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

3.  Investments — (continued)

Mortgage Loans

Mortgage loans consist of commercial and residential mortgage loans. We evaluate risks inherent in our commercial mortgage loans in two classes: (1) brick and mortar property loans, where we analyze the property’s rent payments as support for the loan, and (2) credit tenant loans (“CTL”), where we rely on the credit analysis of the tenant for the repayment of the loan. We evaluate risks inherent in our residential mortgage loan portfolio in two classes: (1) home equity mortgages and (2) first lien mortgages. The carrying amount of our mortgage loan portfolio was as follows:

	March 31, 2011	December 31, 2010
	(in millions)

Commercial mortgage loans	$9,515.5	$9,689.6
Residential mortgage loans	1,509.2	1,556.6
Total amortized cost	11,024.7	11,246.2

Valuation allowance	(124.7)	(121.1)
Total carrying value	$10,900.0	$11,125.1

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $42.1 million of residential mortgage loans during the three months ended March 31, 2011. We sold $16.0 million of residential mortgage loans during the three months ended March 31, 2011.

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. Commercial mortgage loans represent a primary area of credit risk exposure.

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2011		December 31, 2010
	Amortized cost	Percent of total	Amortized cost	Percent of total
	($ in millions)
Geographic distribution
New England	$428.1	4.5%	$430.3	4.5%
Middle Atlantic	1,657.4	17.4	1,648.4	17.0
East North Central	815.2	8.6	841.1	8.7
West North Central	429.3	4.5	466.7	4.8
South Atlantic	2,267.7	23.8	2,358.1	24.3
East South Central	229.9	2.4	231.5	2.4
West South Central	560.8	5.9	548.6	5.7
Mountain	655.6	6.9	691.0	7.1
Pacific	2,462.4	25.9	2,464.5	25.4
International	9.1	0.1	9.4	0.1
Total	$9,515.5	100.0%	$9,689.6	100.0%
Property type distribution
Office	$2,788.9	29.3%	$2,886.2	29.8%
Retail	2,473.9	26.0	2,503.0	25.8
Industrial	2,326.1	24.4	2,334.5	24.1
Apartments	1,099.1	11.6	1,138.1	11.7
Hotel	464.2	4.9	471.8	4.9
Mixed use/other	363.3	3.8	356.0	3.7
Total	$9,515.5	100.0%	$9,689.6	100.0%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

3.  Investments — (continued)

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $688.9 million and $719.3 million and first lien mortgages with an amortized cost of $820.3 million and $837.3 million as of March 31, 2011 and December 31, 2010, respectively. Most of our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

Mortgage Loan Credit Monitoring

Commercial Credit Risk Profile Based on Internal Rating

We actively monitor and manage our commercial mortgage loan portfolio. All commercial mortgage loans are analyzed regularly and substantially all are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets. The model stresses expected cash flows at various levels and at different points in time depending on the durability of the income stream, which includes our assessment of factors such as location (macro and micro markets), tenant quality and lease expirations. Our internal rating analysis results in expected credit losses comparable to equivalent bond ratings. Internal ratings on commercial mortgage loans are updated at least annually and potentially more often for certain loans with material changes in collateral value or occupancy and for loans on an internal “watch list”.

Commercial mortgage loans that require more frequent and detailed attention than other loans in our portfolio are identified and placed on an internal “watch list”. Among the criteria that would indicate a potential problem are imbalances in ratios of loan to value or contract rents to debt service, major tenant vacancies or bankruptcies, borrower sponsorship problems, late payments, delinquent taxes and loan relief/restructuring requests.

Our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	March 31, 2011
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$4,806.7	$316.2	$5,122.9
BBB+ thru BBB-	2,405.0	237.9	2,642.9
BB+ thru BB-	703.1	38.0	741.1
B+ and below	1,004.8	3.8	1,008.6
Total	$8,919.6	$595.9	$9,515.5

	December 31, 2010
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$4,781.8	$324.7	$5,106.5
BBB+ thru BBB-	2,636.1	249.5	2,885.6
BB+ thru BB-	726.1	38.5	764.6
B+ and below	929.0	3.9	932.9
Total	$9,073.0	$616.6	$9,689.6

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

3.  Investments — (continued)

Our performing and non-performing residential mortgage loans were as follows:

	March 31, 2011
	Home equity	First liens	Total
	(in millions)
Performing	$673.1	$794.3	$1,467.4
Nonperforming	15.8	26.0	41.8
Total	$688.9	$820.3	$1,509.2

	December 31, 2010
	Home equity	First liens	Total
	(in millions)
Performing	$705.0	$811.6	$1,516.6
Nonperforming	14.3	25.7	40.0
Total	$719.3	$837.3	$1,556.6

Non-Accrual Mortgage Loans

Commercial and residential mortgage loans are placed on non-accrual status if we have concern regarding the collectability of future payments or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow for commercial mortgage loans or number of days past due for residential mortgage loans. Based on an assessment as to the collectability of the principal, a determination is made to apply any payments received either against the principal or according to the contractual terms of the loan. When a loan is placed on nonaccrual status, the accrued unpaid interest receivable is reversed against interest income. Accrual of interest resumes after factors resulting in doubts about collectability have improved. Residential first lien mortgages in the Chilean market are carried on accrual for longer than domestic loans as assessment of collectability is based on the nature of the loans and collection practices in that market.

Mortgage loans on non-accrual status were as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Commercial:
Brick and mortar (1)	$170.3	$67.1
Residential:
Home equity	15.8	14.3
First liens	14.7	15.7
Total	$200.8	$97.1

(1)          The increase from December 31, 2010, was primarily due to certain loans that matured but were not paid off or extended during the three months ended March 31, 2011, for which resolution is pending and anticipated in the next quarter through either payoff, extension or foreclosure.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

3.  Investments — (continued)

The aging of mortgage loans and mortgage loans that were 90 days or more past due and still accruing interest were as follows:

	March 31, 2011
	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$65.0	$28.6	$—	$93.6	$8,826.0	$8,919.6	$—
Commercial-CTL	—	—	—	—	595.9	595.9	—
Residential-home equity	8.0	4.6	8.9	21.5	667.4	688.9	—
Residential-first liens	21.9	8.0	24.6	54.5	765.8	820.3	11.3
Total	$94.9	$41.2	$33.5	$169.6	$10,855.1	$11,024.7	$11.3

	December 31, 2010
	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$22.5	$9.1	$31.6	$9,041.4	$9,073.0	$—
Commercial-CTL	—	—	—	—	616.6	616.6	—
Residential-home equity	9.3	4.5	9.2	23.0	696.3	719.3	—
Residential-first liens	19.1	8.5	23.0	50.6	786.7	837.3	10.0
Total	$28.4	$35.5	$41.3	$105.2	$11,141.0	$11,246.2	$10.0

Mortgage Loan Valuation Allowance

We establish a valuation allowance to provide for the risk of credit losses inherent in our portfolio. The valuation allowance includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar risk characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss may occur. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a valuation allowance is established equal to the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is based on either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or fair value of the collateral. Subsequent changes in the estimated value are reflected in the valuation allowance. Amounts on loans deemed to be uncollectible are charged off and removed from the valuation allowance. The change in the valuation allowance provision and subsequent commercial mortgage loan recoveries is included in net realized capital gains (losses) on our consolidated statements of operations.

The valuation allowance is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management’s periodic evaluation and assessment of the valuation allowance adequacy is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, portfolio delinquency information, underwriting standards, peer group information, current economic conditions, loss experience and other relevant factors. The evaluation of our impaired loan component is subjective, as it requires the estimation of timing and amount of future cash flows expected to be received on impaired loans.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

3.  Investments — (continued)

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

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows for the three months ended March 31, 2011:

	Commercial	Residential	Total
	(in millions)
Beginning balance	$80.6	$40.5	$121.1
Provision	6.9	6.3	13.2
Charge-offs	(2.4)	(8.0)	(10.4)
Recoveries	—	0.9	0.9
Effect of exchange rates	—	(0.1)	(0.1)
Ending balance	$85.1	$39.6	$124.7
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$9.3	$4.1	$13.4
Collectively evaluated for impairment	75.8	35.5	111.3
Allowance ending balance	$85.1	$39.6	$124.7
Loan balance by basis of impairment method:
Individually evaluated for impairment	$40.1	$21.9	$62.0
Collectively evaluated for impairment	9,475.4	1,487.3	10,962.7
Loan ending balance	$9,515.5	$1,509.2	$11,024.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

3.  Investments — (continued)

Impaired Mortgage Loans

Impaired mortgage loans are loans with a related specific valuation allowance, loans whose carrying amount has been reduced to the expected collectible amount because the impairment has been considered other than temporary or a loan modification has been classified as a TDR. Based on an assessment as to the collectability of the principal, a determination is made to apply any payments received either against the principal or according to the contractual terms of the loan. Our recorded investment in and unpaid principal balance of impaired loans along with the related loan specific allowance for losses, if any, as of March 31, 2011, and the average recorded investment and interest income recognized during the time the loans were impaired for the three months ended March 31, 2011, were as follows:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$23.9	$27.3	$—	$23.2	$0.3
Residential-first liens	3.8	3.7	—	4.6	—
With an allowance recorded:
Commercial-brick and mortar	40.1	40.0	9.3	35.0	0.2
Residential-home equity	11.9	11.6	2.3	11.7	0.1
Residential-first liens	10.0	9.9	1.8	9.9	0.1
Total:
Commercial	$64.0	$67.3	$9.3	$58.2	$0.5
Residential	$25.7	$25.2	$4.1	$26.2	$0.2

Securities Posted as Collateral

We posted $1,059.1 million in fixed maturities, available-for-sale securities at March 31, 2011, to satisfy collateral requirements primarily associated with our derivative credit support annex (collateral) agreements and a reinsurance arrangement. In addition, we posted $1,649.9 million in commercial mortgage loans as of March 31, 2011, to satisfy collateral requirements associated with our obligation under funding agreements with the Federal Home Loan Bank of Des Moines. Since we did not relinquish ownership rights on these securities, they are reported as fixed maturities, available-for-sale and commercial mortgage loans, respectively, on our consolidated statements of financial position.

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
March 31, 2011
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

Currency forwards are contracts in which we agree with other parties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. We use currency forwards to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell. We have also used currency forwards to hedge the currency risk associated with net investments in foreign operations. We did not use any currency forwards during 2011 or 2010 to hedge our net investment in foreign operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
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
March 31, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

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

We posted $320.5 million and $376.8 million in cash and securities under collateral arrangements as of March 31, 2011 and December 31, 2010, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the rating on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of March 31, 2011 and December 31, 2010, was $1,150.0 million and $1,262.0 million, respectively. With respect to these derivatives, we posted collateral of $320.5 million and $376.8 million as of March 31, 2011 and December 31, 2010, respectively, in the normal course of business, which reflects netting under derivative credit support annex agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2011, we would be required to post an additional $41.2 million of collateral to our counterparties.

As of March 31, 2011 and December 31, 2010, we had received $253.3 million and $249.2 million, respectively, of cash collateral associated with our derivative credit support annex agreements. The cash collateral is included in other assets on the consolidated statements of financial position, with a corresponding liability reflecting our obligation to return the collateral recorded in other liabilities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
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

	March 31, 2011	December 31, 2010
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$20,050.6	$19,803.0
Interest rate collars	500.0	500.0
Swaptions	68.5	68.5
Futures	336.3	0.8
Foreign exchange contracts:
Foreign currency swaps	4,366.4	4,615.2
Currency forwards	70.1	72.3
Equity contracts:
Options	1,046.1	997.5
Futures	124.1	—
Credit contracts:
Credit default swaps	1,521.1	1,482.4
Other contracts:
Embedded derivative financial instruments	4,117.4	3,991.6
Total notional amounts at end of period	$32,200.6	$31,531.3

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$546.2	$607.1
Interest rate collars	1.1	1.7
Swaptions	—	0.1
Foreign exchange contracts:
Foreign currency swaps	508.3	493.2
Currency forwards	1.0	3.3
Equity contracts:
Options	58.1	64.9
Credit contracts:
Credit default swaps	5.6	6.7
Total gross credit exposure	1,120.3	1,177.0
Less: collateral received	253.3	249.2
Net credit exposure	$867.0	$927.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$58.2	$66.6	$390.4	$405.4
Foreign exchange contracts	420.2	390.8	164.1	142.5
Total derivatives designated as hedging instruments	$478.4	$457.4	$554.5	$547.9

Derivatives not designated as hedging instruments
Interest rate contracts	$425.4	$488.4	$389.6	$459.5
Foreign exchange contracts	70.7	65.8	38.1	60.4
Equity contracts	58.1	64.9	42.3	31.7
Credit contracts	5.6	6.7	180.3	171.7
Other contracts	—	—	148.2	145.7
Total derivatives not designated as hedging instruments	$559.8	$625.8	$798.5	$869.0

Total derivative instruments	$1,038.2	$1,083.2	$1,353.0	$1,416.9

(1)          The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)          The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $4.2 million and $6.6 million as of March 31, 2011 and December 31, 2010, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $10.0 million as of both March 31, 2011 and December 31, 2010. These credit derivative transactions had a net liability fair value of $0.9 million and $0.8 million as of March 31, 2011 and December 31, 2010, respectively. Our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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
March 31, 2011
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

	March 31, 2011
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$125.0	$(0.2)	$125.0	3.8
A	564.0	1.1	564.0	2.6
BBB	120.0	0.4	120.0	1.1
Structured finance
B	9.9	(6.4)	9.9	1.3
CCC	32.0	(27.1)	32.0	9.7
Near default	4.7	(4.2)	4.7	4.2
Total single name credit default swaps	855.6	(36.4)	855.6	2.8

Basket and index credit default swaps
Corporate debt
A	6.0	—	6.0	0.7
CCC	135.0	(115.3)	135.0	6.0
CC	15.0	(6.8)	15.0	1.7
Government/municipalities
A	40.0	(9.7)	40.0	5.1
Structured finance
AA	20.0	(2.1)	20.0	4.2
BBB	5.0	(0.3)	5.0	14.7
Total basket and index credit default swaps	221.0	(134.2)	221.0	5.4
Total credit default swap protection sold	$1,076.6	$(170.6)	$1,076.6	3.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

	December 31, 2010
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$135.0	$(0.5)	$135.0	3.9
A	564.0	0.9	564.0	2.9
BBB	150.0	0.3	150.0	1.1
Structured finance
B	25.9	(20.0)	25.9	5.9
CCC	22.0	(18.4)	22.0	9.4
Total single name credit default swaps	896.9	(37.7)	896.9	3.0

Basket and index credit default swaps
Corporate debt
A	6.0	—	6.0	1.0
CCC	125.0	(103.0)	125.0	6.2
CC	15.0	(8.5)	15.0	2.0
Government/municipalities
A	40.0	(11.2)	40.0	5.4
Structured finance
AA	20.0	(2.0)	20.0	4.4
BBB	5.0	(0.3)	5.0	14.9
Total basket and index credit default swaps	211.0	(125.0)	211.0	5.6
Total credit default swap protection sold	$1,107.9	$(162.7)	$1,107.9	3.5

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

	March 31, 2011
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BB	$16.9	$16.9	5.7
CCC	50.0	47.3	1.9
CC	12.1	3.7	4.7
Total corporate debt	79.0	67.9	3.1
Structured finance
AA	4.5	4.5	8.1
BBB	27.1	23.6	5.3
BB	15.5	15.2	3.5
B	11.2	11.2	6.2
CCC	8.5	8.0	5.6
C	1.6	2.3	6.5
Total structured finance	68.4	64.8	5.3
Total fixed maturities with credit derivatives	$147.4	$132.7	4.1

	December 31, 2010
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BB	$18.1	$18.1	6.0
CCC	50.0	46.2	2.1
CC	12.1	1.6	4.9
Total corporate debt	80.2	65.9	3.4
Structured finance
AA	5.2	5.2	5.8
BBB	26.8	23.1	5.5
BB	15.5	15.0	3.7
B	10.5	10.5	6.4
CCC	9.2	8.7	5.9
C	13.5	5.8	12.8
Total structured finance	80.7	68.3	6.6
Total fixed maturities with credit derivatives	$160.9	$134.2	5.0

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

We also sell callable investment-type insurance contracts and use cancellable interest rate swaps to hedge the changes in fair value of the callable feature.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

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

Derivatives in fair value hedging	Amount of gain (loss) recognized in net income on derivatives for the three months ended March 31, (1)		Hedged items in fair value	Amount of gain (loss) recognized in net income on related hedged item for the three months ended March 31, (1)
relationships	2011	2010	hedging relationships	2011	2010
	(in millions)			(in millions)
Interest rate contracts	$39.7	$(36.5)	Fixed maturities, available-for-sale	$(38.0)	$36.1
Interest rate contracts	(1.0)	6.5	Investment-type insurance contracts	1.4	(6.1)
Foreign exchange contracts	(1.7)	4.6	Fixed maturities, available-for-sale	2.0	(4.0)
Foreign exchange contracts	7.3	(38.4)	Investment-type insurance contracts	(8.2)	37.7
Total	$44.3	$(63.8)	Total	$(42.8)	$63.7

(1)          The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the three months ended March 31,
Hedged item	2011	2010
	(in millions)
Fixed maturities, available-for-sale (1)	$(39.8)	$(41.9)
Investment-type insurance contracts (2)	11.5	21.5

(1)          Reported in net investment income on the consolidated statements of operations.

(2)          Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

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

The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 9.2 years. At March 31, 2011, we had $58.1 million of gross unrealized gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. During the three months ended March 31, 2011 and 2010, there were no gross unrealized gains or losses reclassified from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows of a forecasted liability issuance were probable of not occurring.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Derivatives in cash flow hedging		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the three months ended March 31,		Location of gain (loss) reclassified from AOCI into net income	Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the three months ended March 31,
relationships	Related hedged item	2011	2010	(effective portion)	2011	2010
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$4.4	$(6.4)	Net investment income	$1.8	$1.7
Interest rate contracts	Investment-type insurance contracts	(4.7)	2.6	Benefits, claims and settlement expenses	(0.3)	(0.3)
Interest rate contracts	Debt	—	—	Operating expense	(1.3)	(1.1)
Foreign exchange contracts	Fixed maturities, available-for-sale	(42.8)	94.0	Net investment income	—	—
Foreign exchange contracts	Investment-type insurance contracts	45.0	(75.6)	Benefits, claims and settlement expenses	(1.5)	(1.5)
				Net realized capital gains (losses)	3.3	—
Total		$1.9	$14.6	Total	$2.0	$(1.2)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the three months ended March 31,
Hedged item	2011	2010
	(in millions)
Fixed maturities, available-for-sale (1)	$3.0	$4.0
Investment-type insurance contracts (2)	(2.6)	(4.0)

(1)          Reported in net investment income on the consolidated statements of operations.

(2)          Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.1 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

We expect to reclassify net gains of $22.1 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net deferred losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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

	Amount of gain (loss) recognized in net income on derivatives for the three months ended March 31,
Derivatives not designated as hedging instruments	2011	2010
	(in millions)
Interest rate contracts	$4.3	$23.1
Foreign exchange contracts	19.0	(21.6)
Equity contracts	(22.6)	(14.7)
Credit contracts	(2.4)	1.9
Other contracts	(5.0)	7.9
Total	$(6.7)	$(3.4)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

5.  Income Taxes

The effective income tax rate for the three months ended March 31, 2011, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received, taxes on our share of earnings generated from equity method investments reflected in net investment income and the inclusion of income attributable to noncontrolling interest in income before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

The effective income tax rate for the three months ended March 31, 2010, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and taxes on our share of earnings generated from equity method investments reflected in net investment income.

The Internal Revenue Service (“IRS”) has completed examination of our consolidated federal income tax returns for years prior to 2004. The IRS commenced examination of the U.S. consolidated federal income tax returns for 2004-2005 in March 2007, for 2006-2007 in March 2009 and for the 2008 tax return in January 2010. The fieldwork is complete and the final reports were received in the second quarter of 2011. We do not expect the ultimate settlement of these audits or developments in other tax areas to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur. Consistent with December 31, 2010, we do not believe there is a reasonable possibility that the total amount of our unrecognized tax benefits will significantly increase or decrease in the next twelve months.

6.  Employee and Agent Benefits

Components of Net Periodic Benefit Cost

	Pension benefits		Other postretirement benefits
	For the three months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010
	(in millions)
Service cost	$10.9	$11.4	$0.3	$2.8
Interest cost	26.8	26.4	2.2	5.3
Expected return on plan assets	(28.2)	(24.6)	(8.5)	(7.5)
Amortization of prior service benefit	(2.5)	(2.5)	(7.4)	(0.5)
Recognized net actuarial loss	15.7	16.9	0.1	1.2
Amounts recognized due to special events	(0.3)	—	(1.2)	—
Net periodic benefit cost (income)	$22.4	$27.6	$(14.5)	$1.3

Impact from Exit of Group Medical Insurance Business

Our September 30, 2010, announcement to exit the group medical insurance business resulted in a curtailment associated with the pension and other postretirement benefits of the impacted employees. We have determined that the curtailment will result in a gain, which will be recognized quarterly in our consolidated financial statements as impacted employees are terminated. In the first quarter of 2011, the curtailment gain recognized was $0.3 million for the pension benefits and $1.2 million for the other postretirement benefits from the accelerated recognition of the existing prior service benefits.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2011 will be zero so we will not be required to fund our qualified pension plan during 2011. However, it is possible that we may fund the qualified and nonqualified pension plans in 2011 for a combined total of $60.0 million to $90.0 million. During the three months ended March 31, 2011, we contributed $16.2 million to these plans.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

7.  Contingencies, Guarantees and Indemnifications — (continued)

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary and joint ventures. These agreements generally expire through 2019. The maximum exposure under these agreements as of March 31, 2011, was approximately $216.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

8.  Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2010	3.0	10.0	319.0
Shares issued	—	—	0.8
Treasury stock acquired	—	—	(0.1)
Outstanding shares at March 31, 2010	3.0	10.0	319.7

Outstanding shares at January 1, 2011	3.0	10.0	320.4
Shares issued	—	—	1.1
Treasury stock acquired	—	—	(0.2)
Outstanding shares at March 31, 2011	3.0	10.0	321.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

8.  Stockholders’ Equity — (continued)

Comprehensive Income

	For the three months ended March 31,
	2011	2010
	(in millions)
Net income	$223.1	$203.6
Net change in unrealized gains on fixed maturities, available-for-sale	265.9	962.6
Net change in noncredit component of impairment losses on fixed maturities, available-for-sale (1)	38.4	(5.4)
Net change in unrealized gains on equity securities, available-for-sale	11.9	1.3
Net change in unrealized gains (losses) on equity method subsidiaries and noncontrolling interest adjustments	3.1	(24.1)
Adjustments for assumed changes in amortization patterns	(63.9)	(203.5)
Adjustments for assumed changes in policyholder liabilities	25.7	(43.4)
Net change in unrealized gains (losses) on derivative instruments	(8.6)	1.1
Change in net foreign currency translation adjustment	27.8	(5.8)
Change in unrecognized postretirement benefit obligation	75.7	15.2
Provision for deferred income taxes	(122.9)	(244.4)
Comprehensive income	$476.2	$657.2

(1)          Represents the net impact of (1) unrealized gains resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold and (2) unrealized losses resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

Fair Value of Financial Instruments

The carrying value and estimated fair value of financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$48,305.5	$48,305.5	$48,636.3	$48,636.3
Fixed maturities, trading	1,006.3	1,006.3	1,120.3	1,120.3
Equity securities, available-for-sale	175.8	175.8	169.9	169.9
Equity securities, trading	389.7	389.7	316.9	316.9
Mortgage loans	10,900.0	11,090.2	11,125.1	11,197.8
Policy loans	893.0	980.8	903.9	1,012.1
Other investments	315.5	315.5	311.3	311.3
Cash and cash equivalents	1,984.2	1,984.2	1,877.4	1,877.4
Derivative assets	1,038.2	1,038.2	1,083.2	1,083.2
Separate account assets	71,724.5	71,724.5	69,555.3	69,555.3
Cash collateral	255.3	255.3	236.0	236.0
Investment-type insurance contracts	(31,891.5)	(32,002.1)	(32,720.1)	(32,828.6)
Short-term debt	(106.8)	(106.8)	(107.9)	(107.9)
Long-term debt	(1,579.8)	(1,765.5)	(1,583.7)	(1,756.3)
Separate account liabilities	(64,359.9)	(63,324.7)	(62,681.4)	(61,594.1)
Derivative liabilities	(1,208.6)	(1,208.6)	(1,274.5)	(1,274.5)
Bank deposits	(2,191.1)	(2,201.3)	(2,219.2)	(2,230.9)
Cash collateral payable	(253.3)	(253.3)	(236.0)	(236.0)
Other liabilities	(246.6)	(246.6)	(250.3)	(250.3)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during 2011.

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred stock. When available, the fair value of fixed maturities is based on quoted prices of identical assets in active markets. These are reflected in Level 1 and primarily include U.S. Treasury bonds and actively traded redeemable corporate preferred securities.

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available, which are reflected in Level 3 and can include fixed maturities across all asset classes. These models primarily use projected cash flows discounted using a rate derived from market interest rate curves and relevant risk spreads. As of March 31, 2011, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

The primary inputs, by asset class, for valuations of the majority of our Level 2 investments from third party pricing vendors or our internal pricing valuation approach are described below.

U.S. Government and Agencies/Non-U.S. Governments. Inputs include recently executed market transactions, interest rate yield curves, maturity dates, market price quotations and credit spreads relating to similar instruments.

State and Political Subdivisions. Inputs include Municipal Securities Rulemaking Board reported trades, U.S. Treasury and other benchmark curves, material event notices, new issue data, and issuer financial statements.

Corporate. Inputs include recently executed transactions, market price quotations, benchmark yields, issuer spreads and observations of equity and credit default swap curves related to the issuer. For private placement corporate securities valued through the matrix valuation approach inputs include the current U.S. Treasury curve and risk spreads based on sector, rating and average life of the issuance.

RMBS, CMBS, CDOs and Other Debt Obligations. Inputs include cash flows, priority of the tranche in the capital structure, expected time to maturity for the specific tranche, reinvestment period remaining and performance of the underlying collateral including prepayments, defaults, deferrals, loss severity of defaulted collateral and, for RMBS, prepayment speed assumptions. Other inputs include market indices and recently executed market transactions.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

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
March 31, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

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
March 31, 2011
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

Other Liabilities

Certain obligations reported in other liabilities include embedded derivatives to deliver underlying securities of structured investments to third parties. The fair value of the embedded derivatives is calculated based on the value of the underlying securities. We have an embedded derivative in which the fair value of the underlying securities is calculated utilizing the yield, credit quality and average maturity of each security, which is reflected in Level 3.

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
March 31, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of March 31, 2011
	Assets / (liabilities) measured at fair	Fair value hierarchy level
	value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$551.0	$29.5	$521.5	$—
Non-U.S. governments	828.2	—	803.7	24.5
States and political subdivisions	2,665.1	—	2,665.1	—
Corporate	33,654.6	96.8	33,012.6	545.2
Residential mortgage-backed pass-through securities	3,168.6	—	3,168.6	—
Commercial mortgage-backed securities	3,940.2	—	3,921.2	19.0
Collateralized debt obligations	300.3	—	189.2	111.1
Other debt obligations	3,197.5	—	3,109.0	88.5
Total fixed maturities, available-for-sale	48,305.5	126.3	47,390.9	788.3
Fixed maturities, trading	1,006.3	77.8	658.9	269.6
Equity securities, available-for-sale	175.8	124.9	2.7	48.2
Equity securities, trading	389.7	276.4	113.3	—
Derivative assets (1)	1,038.2	—	998.8	39.4
Other investments (2)	207.6	19.1	66.3	122.2
Cash equivalents (3)	1,234.7	72.3	1,162.4	—
Sub-total excluding separate account assets	52,357.8	696.8	50,393.3	1,267.7

Separate account assets	71,724.5	53,381.9	14,543.1	3,799.5
Total assets	$124,082.3	$54,078.7	$64,936.4	$5,067.2

Liabilities
Investment-type insurance contracts (4)	$(4.2)	$—	$—	$(4.2)
Derivative liabilities (1)	(1,208.6)	—	(1,023.6)	(185.0)
Other liabilities (4)	(246.6)	—	(87.7)	(158.9)
Total liabilities	$(1,459.4)	$—	$(1,111.3)	$(348.1)

Net assets (liabilities)	$122,622.9	$54,078.7	$63,825.1	$4,719.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

	As of December 31, 2010
	Assets / (liabilities) measured at fair	Fair value hierarchy level
	value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$769.3	$229.6	$539.7	$—
Non-U.S. governments	872.6	—	848.1	24.5
States and political subdivisions	2,656.4	—	2,656.4	—
Corporate	33,892.5	95.4	33,245.0	552.1
Residential mortgage-backed pass-through securities	3,196.2	—	3,196.2	—
Commercial mortgage-backed securities	3,842.2	—	3,826.0	16.2
Collateralized debt obligations	293.0	—	183.7	109.3
Other debt obligations	3,114.1	—	3,025.3	88.8
Total fixed maturities, available-for-sale	48,636.3	325.0	47,520.4	790.9
Fixed maturities, trading	1,120.3	159.8	691.4	269.1
Equity securities, available-for-sale	169.9	124.1	2.6	43.2
Equity securities, trading	316.9	212.9	104.0	—
Derivative assets (1)	1,083.2	—	1,049.9	33.3
Other investments (2)	210.7	14.1	68.3	128.3
Cash equivalents (3)	1,247.2	217.3	1,029.9	—
Sub-total excluding separate account assets	52,784.5	1,053.2	50,466.5	1,264.8

Separate account assets	69,555.3	51,012.9	14,770.9	3,771.5
Total assets	$122,339.8	$52,066.1	$65,237.4	$5,036.3

Liabilities
Investment-type insurance contracts (4)	$(6.6)	$—	$—	$(6.6)
Derivative liabilities (1)	(1,274.5)	—	(1,093.0)	(181.5)
Other liabilities (4)	(250.3)	—	(93.5)	(156.8)
Total liabilities	$(1,531.4)	$—	$(1,186.5)	$(344.9)

Net assets (liabilities)	$120,808.4	$52,066.1	$64,050.9	$4,691.4

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

(2)          Primarily includes seed money investments and commercial mortgage loans of consolidated VIEs reported at fair value.

(3)          Includes money market instruments and short-term investments with a maturity date of three months or less when purchased.

(4)          Includes bifurcated embedded derivatives that are reported at fair value within the same line item in the consolidated statements of financial position in which the host contract is reported. Other liabilities also include obligations of consolidated VIEs reported at fair value.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

Changes in Level 3 fair value measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended March 31, 2011							Changes in
	Beginning asset / (liability)	Total realized/unrealized gains (losses)		Purchases, sales,			Ending asset / (liability)	unrealized gains (losses) included in net
	balance as of December 31, 2010	Included in net income (1)	Included in other comprehensive income	issuances and settlements (5)	Transfers into Level 3	Transfers out of Level 3	balance as of March 31, 2011	income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$24.5	$—	$—	$—	$—	$—	$24.5	$—
Corporate	552.1	(7.9)	4.7	(11.2)	27.5	(20.0)	545.2	(7.9)
Commercial mortgage-backed securities	16.2	—	2.6	0.2	—	—	19.0	—
Collateralized debt obligations	109.3	(10.3)	14.7	(1.3)	—	(1.3)	111.1	(10.3)
Other debt obligations	88.8	—	0.5	(1.2)	0.4	—	88.5	—
Total fixed maturities, available-for-sale	790.9	(18.2)	22.5	(13.5)	27.9	(21.3)	788.3	(18.2)
Fixed maturities, trading	269.1	(4.1)	—	4.6	—	—	269.6	(3.1)
Equity securities, available-for-sale	43.2	—	5.0	—	—	—	48.2	—
Derivative assets	33.3	6.3	(0.1)	(0.1)	—	—	39.4	6.2
Other investments	128.3	(2.1)	—	(4.0)	—	—	122.2	(2.1)
Separate account assets (2)	3,771.5	73.7	(0.3)	(17.3)	3.1	(31.2)	3,799.5	71.8

Liabilities
Investment-type insurance contracts	(6.6)	(4.5)	—	6.9	—	—	(4.2)	(4.3)
Derivative liabilities	(181.5)	1.4	2.0	(6.9)	—	—	(185.0)	2.5
Other liabilities (3)	(156.8)	4.4	0.2	(6.7)	—	—	(158.9)	4.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

	For the three months ended March 31, 2010						Changes in
	Beginning asset / (liability)	Total realized/unrealized gains (losses)		Purchases, sales,		Ending asset / (liability)	unrealized gains (losses) included in
	balance as of December 31, 2009	Included in net income (1)	Included in other comprehensive income	issuances and settlements (4)	Transfers in (out) of Level 3	balance as of March 31, 2010	net income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$16.1	$—	$0.1	$8.3	$—	$24.5	$—
State and political subdivisions	11.5	—	—	—	(11.5)	—	—
Corporate	737.3	4.4	7.8	(70.2)	37.2	716.5	1.5
Commercial mortgage-backed securities	34.3	—	0.5	12.9	—	47.7	—
Collateralized debt obligations	296.8	(11.6)	22.4	(11.6)	(22.1)	273.9	(6.4)
Other debt obligations	76.6	—	1.0	34.5	—	112.1	—
Total fixed maturities, available-for-sale	1,172.6	(7.2)	31.8	(26.1)	3.6	1,174.7	(4.9)
Fixed maturities, trading	63.5	7.3	—	196.7	—	267.5	7.3
Equity securities, available-for-sale	71.7	2.8	(6.7)	(23.3)	(1.6)	42.9	2.8
Derivative assets	54.4	(9.0)	—	(2.6)	—	42.8	(7.9)
Other investments	—	3.7	—	113.6	—	117.3	3.7
Separate account assets (2)	4,120.7	(22.3)	(0.2)	(22.0)	(7.5)	4,068.7	(19.6)

Liabilities
Investment-type insurance contracts	(23.6)	8.0	—	7.1	—	(8.5)	8.1
Derivative liabilities	(93.7)	4.5	(0.8)	(119.1)	—	(209.1)	2.7
Other liabilities (3)	(89.1)	0.4	(19.8)	(35.0)	—	(143.5)	0.4

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

(5)          Gross purchases, sales, issuances and settlements were:

	For the three months ended March 31, 2011
					Net purchases, sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$7.6	$(16.5)	$—	$(2.3)	$(11.2)
Commercial mortgage-backed securities	—	—	—	0.2	0.2
Collateralized debt obligations	0.3	(0.4)	—	(1.2)	(1.3)
Other debt obligations	—	—	—	(1.2)	(1.2)
Total fixed maturities, available-for-sale	7.9	(16.9)	—	(4.5)	(13.5)
Fixed maturities, trading	10.0	(5.3)	—	(0.1)	4.6
Derivative assets	—	(0.1)	—	—	(0.1)
Other investments	—	—	—	(4.0)	(4.0)
Separate account assets	35.2	(44.7)	—	(7.8)	(17.3)

Liabilities
Investment-type insurance contracts	—	—	6.3	0.6	6.9
Derivative liabilities	(9.4)	2.5	—	—	(6.9)
Other liabilities	(2.1)	—	—	(4.6)	(6.7)

Transfers

Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

Assets transferred into Level 3 during the three months ended March 31, 2011 and 2010, were $31.0 million and $90.0 million, respectively. The majority of assets transferred into Level 3 primarily include assets added to our “watch list” that were previously priced using a matrix pricing valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three months ended March 31, 2011 and 2010 were $52.5 million and $95.5 million, respectively. The majority of assets that transferred out of Level 3 include those for which we are now able to obtain pricing from a recognized third party pricing vendor.

We did not have significant transfers between Level 1 and Level 2 during the three months ended March 31, 2011. During the three months ended March 31, 2010, we had significant transfers of separate account assets between Level 1 and Level 2, primarily related to foreign equity securities. When these securities are valued at the local close price of the exchange where the assets traded, they are reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices and the fair value is reflected in Level 2. During the three months ended March 31, 2010, $3,300.4 million of separate account assets transferred out of Level 2 into Level 1.

Other transfers into and out of Level 2 during the three months ended March 31, 2011 and 2010, primarily included those that transferred out of and into Level 3, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2011, mortgage loans had been marked to fair value of $49.7 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net gain of $0.8 million that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve at least one significant unobservable input.

During the three months ended March 31, 2011, certain mortgage servicing rights had been marked to fair value of $1.1 million.  The net impact of impairments and subsequent improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net gain of $0.1 million that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

During the three months ended March 31, 2010, certain mortgage loans had been marked to fair value of $77.4 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $8.5 million for the three months ended March 31, 2010, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve at least one significant unobservable input.

During the three months ended March 31, 2010, certain real estate had been written down to fair value of $0.8 million. This write down resulted in a loss of $0.2 million for the three months ended March 31, 2010, that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of real estate is estimated using appraised values that involve significant unobservable inputs.

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

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $122.2 million and $120.4 million as of March 31, 2011, and $128.3 million and $124.4 million as of December 31, 2010, respectively. The change in fair value of the loans resulted in a $(2.1) million and $3.7 million pre-tax gain (loss) for the three months ended March 31, 2011 and 2010, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. For the three months ended March 31, 2011 and 2010, we recorded $2.5 million and $2.8 million, respectively, of interest income on these commercial mortgage loans.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $106.4 million and $192.9 million as of March 31, 2011, and $114.5 million and $186.5 million as of December 31, 2010, respectively. For the three months ended March 31, 2011 and 2010, the change in fair value of the obligations resulted in a pre-tax gain (loss) of $6.3 million and $(3.0) million, which includes a pre-tax gain of $4.4 million and $0.4 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $1.9 million and $2.3 million for the three months ended March 31, 2011 and 2010, respectively.

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

The U.S. Insurance Solutions segment provides individual life insurance and specialty benefits, which consists of group dental and vision insurance, individual and group disability insurance, group life insurance, wellness services and fee-for-service claims administration, throughout the United States.

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
March 31, 2011
(Unaudited)

10.  Segment Information — (continued)

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

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2011	December 31, 2010
	(in millions)
Assets:
Retirement and Investor Services	$111,593.9	$110,043.0
Principal Global Investors	1,345.3	1,308.1
Principal International	13,054.3	12,774.5
U.S. Insurance Solutions	16,920.8	16,558.2
Corporate	4,635.4	4,947.3
Total consolidated assets	$147,549.7	$145,631.1

	For the three months ended March 31,
	2011	2010
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$1,017.8	$1,012.7
Principal Global Investors	125.3	113.8
Principal International	206.2	181.1
U.S. Insurance Solutions	731.2	692.1
Corporate	(33.8)	(27.2)
Total segment operating revenues	2,046.7	1,972.5
Net realized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(81.8)	(69.8)
Exited group medical insurance business	254.9	361.3
Total revenues per consolidated statements of operations	$2,219.8	$2,264.0
Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$159.3	$157.0
Principal Global Investors	16.6	12.0
Principal International	28.5	37.9
U.S. Insurance Solutions	59.5	44.1
Corporate	(32.1)	(29.6)
Total segment operating earnings, net of related income taxes	231.8	221.4
Net realized capital losses, as adjusted (1)	(52.6)	(56.7)
Other after-tax adjustments (2)	17.1	26.1
Net income available to common stockholders per consolidated statements of operations	$196.3	$190.8

(1)          Net realized capital losses, as adjusted, is derived as follows:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

10.  Segment Information — (continued)

	For the three months ended March 31,
	2011	2010
	(in millions)
Net realized capital losses:
Net realized capital losses	$(58.0)	$(45.5)
Periodic settlements and accruals on non-hedge derivatives	(22.3)	(24.7)
Recognition of front-end fee revenues	(1.5)	0.4
Net realized capital losses, net of related revenue adjustments	(81.8)	(69.8)
Amortization of deferred policy acquisition and sales inducement costs	25.6	(14.8)
Capital gains distributed	(8.7)	(2.0)
Certain market value adjustments of embedded derivatives	3.8	2.2
Net realized capital (gains) losses associated with exited group medical insurance business	(0.1)	0.5
Noncontrolling interest capital gains	(17.5)	(4.0)
Income tax effect	26.1	31.2
Net realized capital losses, as adjusted	$(52.6)	$(56.7)

(2)          For the three months ended March 31, 2011, other after-tax adjustments included the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP.

For the three months ended March 31, 2010, other after-tax adjustments included the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($33.9 million) and the negative effect resulting from the tax impact of healthcare reform, which eliminates the tax deductibility of retiree prescription drug expenses related to our employees incurred after 2012 ($7.8 million).

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

10.  Segment Information — (continued)

The following table summarizes operating revenues for our products and services:

	For the three months ended March 31,
	2011	2010
	(in millions)
Retirement and Investor Services:
Full-service accumulation	$343.3	$330.3
Principal Funds	141.6	123.4
Individual annuities	274.2	251.1
Bank and trust services	23.8	23.1
Eliminations	(28.9)	(25.6)
Total Accumulation	754.0	702.3
Investment only	135.6	175.5
Full-service payout	128.2	134.9
Total Guaranteed	263.8	310.4
Total Retirement and Investor Services	1,017.8	1,012.7
Principal Global Investors (1)	125.3	113.8
Principal International	206.2	181.1
U.S. Insurance Solutions:
Individual life insurance	357.5	345.0
Specialty benefits insurance	373.7	347.1
Total U.S. Insurance Solutions	731.2	692.1
Corporate	(33.8)	(27.2)
Total operating revenues	$2,046.7	$1,972.5
Total operating revenues	$2,046.7	$1,972.5
Net realized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(81.8)	(69.8)
Exited group medical insurance business	254.9	361.3
Total revenues per consolidated statements of operations	$2,219.8	$2,264.0

(1)          Reflects inter-segment revenues of $51.7 million and $49.8 million for the three months ended March 31, 2011 and 2010, respectively. These revenues are eliminated within the Corporate segment.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

11.  Stock-Based Compensation Plans

As of March 31, 2011, we have the 2010 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan.

As of March 31, 2011, the maximum number of new shares of common stock that were available for grant under the 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 10.6 million.

The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the three months ended March 31,
	2011	2010
	(in millions)
Compensation cost	$11.8	$12.9
Related income tax benefit	4.0	4.0
Capitalized as part of an asset	0.8	0.5

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2010 Stock Incentive Plan. Total options granted were 0.5 million for the three months ended March 31, 2011. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 1.6 percent, a weighted-average expected volatility of 67.9 percent, a weighted-average risk-free interest rate of 2.5 percent and a weighted-average expected term of 6 years. The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2011, was $18.82 per share.

As of March 31, 2011, there were $11.1 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 1.8 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2010 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the three months ended March 31, 2011. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objective to be determined at the end of the performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $34.26 per common share.

As of March 31, 2011, there were $11.7 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 1.6 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2010 Stock Incentive Plan. Total restricted stock units granted were 0.8 million for the three months ended March 31, 2011. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $34.26 per common share.

As of March 31, 2011, there were $46.0 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 2.3 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

12.  Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended March 31,
	2011	2010
	(in millions, except per share data)
Net income	$223.1	$203.6
Subtract:
Net income attributable to noncontrolling interest	18.6	4.6
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$196.3	$190.8
Weighted-average shares outstanding
Basic	321.3	319.8
Dilutive effects:
Stock options	1.4	0.9
Restricted stock units	1.7	1.4
Performance share awards	0.3	—
Diluted	324.7	322.1
Net income per common share:
Basic	$0.61	$0.60
Diluted	$0.60	$0.59

The calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010.

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG’s interest in PFS, (ii) Principal Life’s interest in all direct subsidiaries of Principal Life and (iii) PFS’s interest in Principal Life even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent’s investment and earnings. All intercompany balances and transactions, including elimination of the parent’s investment in subsidiaries, between PFG, Principal Life and PFS and all other subsidiaries have been eliminated, as shown in the column “Eliminations.” These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position

March 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$42,354.3	$6,375.1	$(423.9)	$48,305.5
Fixed maturities, trading	190.1	456.4	359.8	—	1,006.3
Equity securities, available-for-sale	—	171.2	4.6	—	175.8
Equity securities, trading	—	0.3	389.4	—	389.7
Mortgage loans	—	9,257.9	2,028.7	(386.6)	10,900.0
Real estate	—	9.4	1,002.2	(1.6)	1,010.0
Policy loans	—	867.3	25.7	—	893.0
Investment in unconsolidated entities	10,464.2	3,190.1	5,123.8	(18,013.0)	765.1
Other investments	6.1	1,772.0	803.5	(670.3)	1,911.3
Cash and cash equivalents	871.8	354.6	819.6	(61.8)	1,984.2
Accrued investment income	0.4	615.3	63.8	(3.9)	675.6
Premiums due and other receivables	187.4	907.1	519.2	(303.8)	1,309.9
Deferred policy acquisition costs	—	3,266.4	283.5	—	3,549.9
Property and equipment	—	383.7	65.0	—	448.7
Goodwill	—	54.3	290.2	—	344.5
Other intangibles	—	30.2	799.1	—	829.3
Separate account assets	—	64,645.2	7,079.3	—	71,724.5
Other assets	14.7	733.7	1,159.6	(581.6)	1,326.4
Total assets	$11,734.7	$129,069.4	$27,192.1	$(20,446.5)	$147,549.7
Liabilities
Contractholder funds	$—	$36,582.4	$287.8	$(260.9)	$36,609.3
Future policy benefits and claims	—	16,041.1	3,996.9	(62.7)	19,975.3
Other policyholder funds	—	584.1	23.5	(0.1)	607.5
Short-term debt	—	—	106.8	—	106.8
Long-term debt	1,351.7	99.5	547.7	(419.1)	1,579.8
Income taxes currently payable	(13.0)	(187.0)	26.3	177.3	3.6
Deferred income taxes	(19.6)	246.4	330.4	(14.5)	542.7
Separate account liabilities	—	64,645.2	7,079.3	—	71,724.5
Other liabilities	228.0	3,041.9	4,139.7	(1,382.2)	6,027.4
Total liabilities	1,547.1	121,053.6	16,538.4	(1,962.2)	137,176.9
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,580.1	5,945.1	8,135.1	(14,080.2)	9,580.1
Retained earnings	4,808.6	1,650.0	1,762.1	(3,412.1)	4,808.6
Accumulated other comprehensive income	525.5	418.2	567.0	(985.2)	525.5
Treasury stock, at cost	(4,731.2)	—	—	—	(4,731.2)
Total stockholders’ equity attributable to PFG	10,187.6	8,015.8	10,464.2	(18,480.0)	10,187.6
Noncontrolling interest	—	—	189.5	(4.3)	185.2
Total stockholders’ equity	10,187.6	8,015.8	10,653.7	(18,484.3)	10,372.8
Total liabilities and stockholders’ equity	$11,734.7	$129,069.4	$27,192.1	$(20,446.5)	$147,549.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position

December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$199.9	$42,478.2	$6,381.9	$(423.7)	$48,636.3
Fixed maturities, trading	274.9	475.8	369.6	—	1,120.3
Equity securities, available-for-sale	—	165.8	4.1	—	169.9
Equity securities, trading	—	0.3	316.6	—	316.9
Mortgage loans	—	9,466.9	2,072.3	(414.1)	11,125.1
Real estate	—	9.6	1,055.6	(1.7)	1,063.5
Policy loans	—	878.3	25.6	—	903.9
Investment in unconsolidated entities	10,195.1	3,433.6	4,841.9	(17,734.6)	736.0
Other investments	5.6	1,603.8	769.0	(472.8)	1,905.6
Cash and cash equivalents	370.9	699.8	719.9	86.8	1,877.4
Accrued investment income	0.8	607.4	62.5	(4.6)	666.1
Premiums due and other receivables	—	862.6	405.4	(205.0)	1,063.0
Deferred policy acquisition costs	—	3,258.7	271.1	—	3,529.8
Property and equipment	—	389.6	69.1	—	458.7
Goodwill	—	54.3	291.1	—	345.4
Other intangibles	—	30.5	804.1	—	834.6
Separate account assets	—	62,738.4	6,816.9	—	69,555.3
Other assets	13.6	716.0	1,146.3	(552.6)	1,323.3
Total assets	$11,060.8	$127,869.6	$26,423.0	$(19,722.3)	$145,631.1
Liabilities
Contractholder funds	$—	$37,353.3	$208.9	$(261.1)	$37,301.1
Future policy benefits and claims	—	16,082.5	4,013.3	(49.5)	20,046.3
Other policyholder funds	—	569.2	23.0	—	592.2
Short-term debt	—	—	107.9	—	107.9
Long-term debt	1,351.7	99.5	581.0	(448.5)	1,583.7
Income taxes currently payable	(18.8)	(188.0)	28.5	184.5	6.2
Deferred income taxes	(21.6)	134.8	309.8	(13.1)	409.9
Separate account liabilities	—	62,738.4	6,816.9	—	69,555.3
Other liabilities	21.7	3,264.6	3,977.1	(1,119.9)	6,143.5
Total liabilities	1,333.0	120,054.3	16,066.4	(1,707.6)	135,746.1
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,563.8	6,145.0	8,334.0	(14,479.0)	9,563.8
Retained earnings	4,612.3	1,472.4	1,546.3	(3,018.7)	4,612.3
Accumulated other comprehensive income	272.4	195.4	314.8	(510.2)	272.4
Treasury stock, at cost	(4,725.3)	—	—	—	(4,725.3)
Total stockholders’ equity attributable to PFG	9,727.8	7,815.3	10,195.1	(18,010.4)	9,727.8
Noncontrolling interest	—	—	161.5	(4.3)	157.2
Total stockholders’ equity	9,727.8	7,815.3	10,356.6	(18,014.7)	9,885.0
Total liabilities and stockholders’ equity	$11,060.8	$127,869.6	$26,423.0	$(19,722.3)	$145,631.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$719.0	$78.1	$—	$797.1
Fees and other revenues	—	395.6	300.1	(74.9)	620.8
Net investment income	10.8	643.8	183.6	21.7	859.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(25.9)	21.9	(1.6)	(5.6)
Total other-than-temporary impairment losses on available-for-sale securities	—	(11.8)	(2.2)	—	(14.0)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	(39.2)	0.8	—	(38.4)
Net impairment losses on available-for-sale securities	—	(51.0)	(1.4)	—	(52.4)
Net realized capital gains (losses)	—	(76.9)	20.5	(1.6)	(58.0)
Total revenues	10.8	1,681.5	582.3	(54.8)	2,219.8
Expenses
Benefits, claims and settlement expenses	—	1,055.2	139.7	(3.4)	1,191.5
Dividends to policyholders	—	53.6	—	—	53.6
Operating expenses	29.2	441.0	286.1	(65.1)	691.2
Total expenses	29.2	1,549.8	425.8	(68.5)	1,936.3

Income (loss) before income taxes	(18.4)	131.7	156.5	13.7	283.5

Income taxes (benefits)	(7.0)	32.2	35.2	—	60.4
Equity in the net income of subsidiaries	215.9	78.1	113.2	(407.2)	—
Net income	204.5	177.6	234.5	(393.5)	223.1
Net income attributable to noncontrolling interest	—	—	18.6	—	18.6
Net income attributable to PFG	204.5	177.6	215.9	(393.5)	204.5
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$196.3	$177.6	$215.9	$(393.5)	$196.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$810.4	$68.5	$—	$878.9
Fees and other revenues	—	366.0	280.2	(78.6)	567.6
Net investment income	8.9	691.5	146.4	16.2	863.0
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	(15.6)	52.2	(3.6)	33.7
Total other-than-temporary impairment losses on available-for-sale securities	—	(82.3)	(2.3)	—	(84.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	4.4	1.0	—	5.4
Net impairment losses on available-for-sale securities	—	(77.9)	(1.3)	—	(79.2)
Net realized capital gains (losses)	0.7	(93.5)	50.9	(3.6)	(45.5)
Total revenues	9.6	1,774.4	546.0	(66.0)	2,264.0
Expenses
Benefits, claims and settlement expenses	—	1,165.1	115.5	(5.3)	1,275.3
Dividends to policyholders	—	56.5	—	—	56.5
Operating expenses	29.1	459.6	252.5	(65.3)	675.9
Total expenses	29.1	1,681.2	368.0	(70.6)	2,007.7

Income (loss) before income taxes	(19.5)	93.2	178.0	4.6	256.3

Income taxes (benefits)	(7.6)	13.3	47.0	—	52.7
Equity in the net income of subsidiaries	210.9	82.6	85.7	(379.2)	—
Net income	199.0	162.5	216.7	(374.6)	203.6
Net income attributable to noncontrolling interest	—	—	5.8	(1.2)	4.6
Net income attributable to PFG	199.0	162.5	210.9	(373.4)	199.0
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$190.8	$162.5	$210.9	$(373.4)	$190.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$99.9	$1,034.6	$206.0	$(145.0)	$1,195.5
Investing activities
Available-for-sale securities:
Purchases	(4.4)	(1,426.9)	(230.3)	(4.8)	(1,666.4)
Sales	200.0	278.3	58.1	—	536.4
Maturities	4.4	1,510.9	210.3	—	1,725.6
Mortgage loans acquired or originated	—	(100.5)	(41.2)	17.8	(123.9)
Mortgage loans sold or repaid	—	301.4	67.5	(45.2)	323.7
Real estate acquired	—	—	(7.0)	—	(7.0)
Net purchases of property and equipment	—	(3.7)	(0.4)	—	(4.1)
Dividends and returns of capital received from unconsolidated entities	206.0	138.9	206.0	(550.9)	—
Net change in other investments	—	(3.6)	(64.2)	(0.6)	(68.4)
Net cash provided by investing activities	406.0	694.8	198.8	(583.7)	715.9
Financing activities
Issuance of common stock	9.1	—	—	—	9.1
Acquisition of treasury stock	(5.9)	—	—	—	(5.9)
Proceeds from financing element derivatives	—	19.4	—	—	19.4
Payments for financing element derivatives	—	(12.1)	—	—	(12.1)
Excess tax benefits from share-based payment arrangements	—	0.6	1.0	—	1.6
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Dividends and capital paid to parent	—	(206.0)	(344.9)	550.9	—
Issuance of long-term debt	—	—	0.6	—	0.6
Principal repayments of long-term debt	—	—	(30.9)	29.2	(1.7)
Net proceeds from short-term borrowings	—	—	0.2	—	0.2
Investment contract deposits	—	798.6	94.7	—	893.3
Investment contract withdrawals	—	(2,674.2)	—	—	(2,674.2)
Net decrease in banking operation deposits	—	—	(25.8)	—	(25.8)
Other	—	(0.9)	—	—	(0.9)
Net cash used in financing activities	(5.0)	(2,074.6)	(305.1)	580.1	(1,804.6)
Net increase (decrease) in cash and cash equivalents	500.9	(345.2)	99.7	(148.6)	106.8

Cash and cash equivalents at beginning of year	370.9	699.8	719.9	86.8	1,877.4
Cash and cash equivalents at end of year	$871.8	$354.6	$819.6	$(61.8)	$1,984.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
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
March 31, 2011
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010.

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG’s interest in PFS and (ii) PFS’s interest in Principal Life and all other subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent’s investment and earnings. All intercompany balances and transactions, including elimination of the parent’s investment in subsidiaries, between PFG, PFS and Principal Life and all other subsidiaries have been eliminated, as shown in the column “Eliminations.” These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
March 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$48,305.5	$—	$48,305.5
Fixed maturities, trading	190.1	—	816.2	—	1,006.3
Equity securities, available-for-sale	—	—	175.8	—	175.8
Equity securities, trading	—	—	389.7	—	389.7
Mortgage loans	—	—	10,900.0	—	10,900.0
Real estate	—	—	1,010.0	—	1,010.0
Policy loans	—	—	893.0	—	893.0
Investment in unconsolidated entities	10,464.2	10,478.1	764.9	(20,942.1)	765.1
Other investments	6.1	44.0	1,861.2	—	1,911.3
Cash and cash equivalents	871.8	638.0	1,439.0	(964.6)	1,984.2
Accrued investment income	0.4	—	675.2	—	675.6
Premiums due and other receivables	187.4	—	1,121.5	1.0	1,309.9
Deferred policy acquisition costs	—	—	3,549.9	—	3,549.9
Property and equipment	—	—	448.7	—	448.7
Goodwill	—	—	344.5	—	344.5
Other intangibles	—	—	829.3	—	829.3
Separate account assets	—	—	71,724.5	—	71,724.5
Other assets	14.7	11.4	1,311.3	(11.0)	1,326.4
Total assets	$11,734.7	$11,171.5	$146,560.2	$(21,916.7)	$147,549.7
Liabilities
Contractholder funds	$—	$—	$36,609.3	$—	$36,609.3
Future policy benefits and claims	—	—	19,975.3	—	19,975.3
Other policyholder funds	—	—	607.5	—	607.5
Short-term debt	—	49.5	364.3	(307.0)	106.8
Long-term debt	1,351.7	—	228.1	—	1,579.8
Income taxes currently payable	(13.0)	(2.4)	9.8	9.2	3.6
Deferred income taxes	(19.6)	(5.4)	584.5	(16.8)	542.7
Separate account liabilities	—	—	71,724.5	—	71,724.5
Other liabilities	228.0	665.6	5,793.6	(659.8)	6,027.4
Total liabilities	1,547.1	707.3	135,896.9	(974.4)	137,176.9
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,580.1	8,135.1	7,541.9	(15,677.0)	9,580.1
Retained earnings	4,808.6	1,762.1	2,343.1	(4,105.2)	4,808.6
Accumulated other comprehensive income	525.5	567.0	577.3	(1,144.3)	525.5
Treasury stock, at cost	(4,731.2)	—	(2.0)	2.0	(4,731.2)
Total stockholders’ equity attributable to PFG	10,187.6	10,464.2	10,478.1	(20,942.3)	10,187.6
Noncontrolling interest	—	—	185.2	—	185.2
Total stockholders’ equity	10,187.6	10,464.2	10,663.3	(20,942.3)	10,372.8
Total liabilities and stockholders’ equity	$11,734.7	$11,171.5	$146,560.2	$(21,916.7)	$147,549.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$199.9	$—	$48,436.4	$—	$48,636.3
Fixed maturities, trading	274.9	—	845.4	—	1,120.3
Equity securities, available-for-sale	—	—	169.9	—	169.9
Equity securities, trading	—	—	316.9	—	316.9
Mortgage loans	—	—	11,125.1	—	11,125.1
Real estate	—	—	1,063.5	—	1,063.5
Policy loans	—	—	903.9	—	903.9
Investment in unconsolidated entities	10,195.1	10,209.0	735.8	(20,403.9)	736.0
Other investments	5.6	45.5	1,854.5	—	1,905.6
Cash and cash equivalents	370.9	519.7	1,821.7	(834.9)	1,877.4
Accrued investment income	0.8	—	665.3	—	666.1
Premiums due and other receivables	—	—	1,066.1	(3.1)	1,063.0
Deferred policy acquisition costs	—	—	3,529.8	—	3,529.8
Property and equipment	—	—	458.7	—	458.7
Goodwill	—	—	345.4	—	345.4
Other intangibles	—	—	834.6	—	834.6
Separate account assets	—	—	69,555.3	—	69,555.3
Other assets	13.6	9.8	1,302.4	(2.5)	1,323.3
Total assets	$11,060.8	$10,784.0	$145,030.7	$(21,244.4)	$145,631.1
Liabilities
Contractholder funds	$—	$—	$37,301.1	$—	$37,301.1
Future policy benefits and claims	—	—	20,046.3	—	20,046.3
Other policyholder funds	—	—	592.2	—	592.2
Short-term debt	—	50.0	352.3	(294.4)	107.9
Long-term debt	1,351.7	—	232.0	—	1,583.7
Income taxes currently payable	(18.8)	(2.3)	11.6	15.7	6.2
Deferred income taxes	(21.6)	(8.7)	455.7	(15.5)	409.9
Separate account liabilities	—	—	69,555.3	—	69,555.3
Other liabilities	21.7	549.9	6,118.0	(546.1)	6,143.5
Total liabilities	1,333.0	588.9	134,664.5	(840.3)	135,746.1
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,563.8	8,334.0	7,730.0	(16,064.0)	9,563.8
Retained earnings	4,612.3	1,546.3	2,142.4	(3,688.7)	4,612.3
Accumulated other comprehensive income	272.4	314.8	320.8	(635.6)	272.4
Treasury stock, at cost	(4,725.3)	—	(2.0)	2.0	(4,725.3)
Total stockholders’ equity attributable to PFG	9,727.8	10,195.1	10,209.0	(20,404.1)	9,727.8
Noncontrolling interest	—	—	157.2	—	157.2
Total stockholders’ equity	9,727.8	10,195.1	10,366.2	(20,404.1)	9,885.0
Total liabilities and stockholders’ equity	$11,060.8	$10,784.0	$145,030.7	$(21,244.4)	$145,631.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$797.1	$—	$797.1
Fees and other revenues	—	—	621.0	(0.2)	620.8
Net investment income (loss)	10.8	(1.3)	850.2	0.2	859.9
Net realized capital losses, excluding impairment losses on available-for-sale securities	—	(0.1)	(5.5)	—	(5.6)
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(14.0)	—	(14.0)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(38.4)	—	(38.4)
Net impairment losses on available-for-sale securities	—	—	(52.4)	—	(52.4)
Net realized capital losses	—	(0.1)	(57.9)	—	(58.0)
Total revenues	10.8	(1.4)	2,210.4	—	2,219.8
Expenses
Benefits, claims and settlement expenses	—	—	1,191.5	—	1,191.5
Dividends to policyholders	—	—	53.6	—	53.6
Operating expenses	29.2	0.3	661.7	—	691.2
Total expenses	29.2	0.3	1,906.8	—	1,936.3

Income (loss) before income taxes	(18.4)	(1.7)	303.6	—	283.5

Income taxes (benefits)	(7.0)	(2.6)	70.0	—	60.4
Equity in the net income of subsidiaries	215.9	215.0	—	(430.9)	—
Net income	204.5	215.9	233.6	(430.9)	223.1
Net income attributable to noncontrolling interest	—	—	18.6	—	18.6
Net income attributable to PFG	204.5	215.9	215.0	(430.9)	204.5
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$196.3	$215.9	$215.0	$(430.9)	$196.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$878.9	$—	$878.9
Fees and other revenues	—	—	571.1	(3.5)	567.6
Net investment income (loss)	8.9	(1.1)	855.0	0.2	863.0
Net realized capital gains, excluding impairment losses on available-for-sale securities	0.7	—	33.0	—	33.7
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(84.6)	—	(84.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	5.4	—	5.4
Net impairment losses on available-for-sale securities	—	—	(79.2)	—	(79.2)
Net realized capital gains (losses)	0.7	—	(46.2)	—	(45.5)
Total revenues	9.6	(1.1)	2,258.8	(3.3)	2,264.0
Expenses
Benefits, claims and settlement expenses	—	—	1,275.3	—	1,275.3
Dividends to policyholders	—	—	56.5	—	56.5
Operating expenses	29.1	0.5	649.6	(3.3)	675.9
Total expenses	29.1	0.5	1,981.4	(3.3)	2,007.7

Income (loss) before income taxes	(19.5)	(1.6)	277.4	—	256.3

Income taxes (benefits)	(7.6)	(2.8)	63.1	—	52.7
Equity in the net income of subsidiaries	210.9	209.7	—	(420.6)	—
Net income	199.0	210.9	214.3	(420.6)	203.6
Net income attributable to noncontrolling interest	—	—	4.6	—	4.6
Net income attributable to PFG	199.0	210.9	209.7	(420.6)	199.0
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$190.8	$210.9	$209.7	$(420.6)	$190.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$99.9	$114.0	$1,098.7	$(117.1)	$1,195.5
Investing activities
Available-for-sale securities:
Purchases	(4.4)	—	(1,662.0)	—	(1,666.4)
Sales	200.0	—	336.4	—	536.4
Maturities	4.4	—	1,721.2	—	1,725.6
Mortgage loans acquired or originated	—	—	(123.9)	—	(123.9)
Mortgage loans sold or repaid	—	—	323.7	—	323.7
Real estate acquired	—	—	(7.0)	—	(7.0)
Net purchases of property and equipment	—	—	(4.1)	—	(4.1)
Dividends and returns of capital received from unconsolidated entities	206.0	209.4	—	(415.4)	—
Net change in other investments	—	1.4	(69.8)	—	(68.4)
Net cash provided by investing activities	406.0	210.8	514.5	(415.4)	715.9
Financing activities
Issuance of common stock	9.1	—	—	—	9.1
Acquisition of treasury stock	(5.9)	—	—	—	(5.9)
Proceeds from financing element derivatives	—	—	19.4	—	19.4
Payments for financing element derivatives	—	—	(12.1)	—	(12.1)
Excess tax benefits from share-based payment arrangements	—	—	1.6	—	1.6
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Dividends and capital paid to parent	—	(206.0)	(209.4)	415.4	—
Issuance of long-term debt	—	—	0.6	—	0.6
Principal repayments of long-term debt	—	—	(1.7)	—	(1.7)
Net proceeds from (repayments of) short-term borrowings	—	(0.5)	13.3	(12.6)	0.2
Investment contract deposits	—	—	893.3	—	893.3
Investment contract withdrawals	—	—	(2,674.2)	—	(2,674.2)
Net decrease in banking operation deposits	—	—	(25.8)	—	(25.8)
Other	—	—	(0.9)	—	(0.9)
Net cash used in financing activities	(5.0)	(206.5)	(1,995.9)	402.8	(1,804.6)
Net increase (decrease) in cash and cash equivalents	500.9	118.3	(382.7)	(129.7)	106.8

Cash and cash equivalents at beginning of year	370.9	519.7	1,821.7	(834.9)	1,877.4
Cash and cash equivalents at end of year	$871.8	$638.0	$1,439.0	$(964.6)	$1,984.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
March 31, 2011
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

14.  Subsequent Event

On April 11, 2011, we announced the signing of a definitive agreement to acquire 100% of HSBC AFORE, S.A. de C.V., a Mexican pension business, from Grupo Financiero HSBC, S.A. de C.V. (“HSBC Bank”) for approximately $198.0 million. In addition, we and HSBC Bank have agreed to establish a distribution arrangement for the distribution of Principal AFORE’s products through HSBC Bank’s extensive network in Mexico. The transaction, subject to regulatory approvals, is expected to close by early third quarter 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2011, compared with December 31, 2010, and our consolidated results of operations for the three months ended March 31, 2011 and 2010, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2010, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) continued difficult conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) continued volatility or further declines in the equity markets could reduce our assets under management (“AUM”) and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period; (5) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (6) our valuation of fixed maturities and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition; (7) the determination of the amount of allowances and impairments taken on our investments requires estimations and assumptions which are subject to differing interpretations and could materially impact our results of operations or financial position; (8) gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income; (9) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (10) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (11) our efforts to reduce the impact of interest rate changes on our profitability and retained earnings may not be effective; (12) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (13) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (14) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (15) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (16) the pattern of amortizing our DPAC and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of the asset and the timing of our net income; (17) we may need to fund deficiencies in our “Closed Block” assets that support participating ordinary life insurance policies that had a dividend scale in force at the time of Principal Life’s 1998 conversion into a stock life insurance company; (18) a pandemic, terrorist attack or other catastrophic event could adversely affect our net income; (19) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and profitability; (20) we face risks arising from acquisitions of businesses; (21) changes in laws, regulations or accounting standards may reduce our profitability; (22) a computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our profitability; (23) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (24) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (25) fluctuations in foreign currency exchange rates could reduce our profitability; (26) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests and (27) our financial results may be adversely impacted by global climate changes.

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

Recent Events

Finisterre Capital LLP and Finisterre Holdings Limited

On April 18, 2011, we announced the signing of a definitive agreement to acquire a majority stake in Finisterre Capital LLP and Finisterre Holdings Limited, (together Finisterre Capital), an emerging markets debt investor based in London.  Finisterre Capital has approximately $1.6 billion in AUM. The initial payment for the majority stake will be $84.6 million, with a possible additional contingent payment of up to $30.0 million in 2013, dependent upon performance targets. Finisterre Capital will be accounted for on the equity method within the Principal Global Investors segment. The transaction, subject to regulatory approval, is expected to close by early third quarter 2011.

HSBC AFORE, S.A. de C.V.

On April 11, 2011, we announced the signing of a definitive agreement to acquire 100% of HSBC AFORE, S.A. de C.V., a Mexican pension business, from HSBC Bank for approximately $198.0 million. In addition, we and HSBC Bank have agreed to establish a distribution arrangement for the distribution of Principal AFORE’s products through HSBC Bank’s extensive network in Mexico. The transaction, subject to regulatory approvals, is expected to close by early third quarter 2011.

Catalyst Health Solutions, Inc.

In early April 2011, we sold a portion of our interest in Catalyst Health Solutions, Inc., which is accounted for on the equity method. The approximate $46.0 million after-tax gain will be reported as a net realized capital gain in the second quarter of 2011 within the Corporate segment and will, therefore, be excluded from operating earnings. The remaining portion of the investment will continue to be accounted for as an equity method investment.

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

With the exception of corporate overhead, amounts related to our group medical insurance business previously included in segment operating earnings have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. The operating revenues associated with our exited group medical insurance business were $254.9 million and $361.3 million for the three months ended March 31, 2011 and 2010, respectively. The other after-tax adjustments associated with the after-tax earnings of our exited group medical insurance business were $17.1 million and $33.9 million for the three months ended March 31, 2011 and 2010, respectively.

Brasilprev Seguros e Previdencia S.A.

On April 30, 2010, we signed definitive agreements with Banco do Brasil (“Banco”), including the Shareholders Agreement governing the operations of our pension joint venture, Brasilprev Seguros e Previdencia S.A. (“Brasilprev”). The agreements result in Brasilprev having, for 23 years, the exclusive right to distribute pension products within the Banco bank network and a reduction in our economic interest from 46% to 25%, which resulted in a $72.1 million after-tax net realized capital gain in the second quarter of 2010. Brasilprev will continue to be jointly managed and reported as an equity method investment in our Principal International segment. Due to the reduction in our economic interest, we have seen a decline in our earnings from this operation.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. The Principal International segment’s operating earnings were positively impacted by $2.2 million for the three months ended March 31, 2011 as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Stock-Based Compensation Plans.”

Employee and Agent Benefits Expense

The 2011 annual defined benefit pension expense for substantially all of our employees and certain agents was expected to be $90.9 million pre-tax as of the beginning of the year, which is an $18.6 million decrease from the 2010 pre-tax pension expense of $109.5 million. This decrease is primarily due to actual asset returns in 2010 that were higher than expected asset returns. Pre-tax pension expense of $22.4 million and $27.6 million was reflected in the determination of net income for the three months ended March 31, 2011 and 2010, respectively. Due to the exit of the group medical insurance business, we have a curtailment associated with the benefits of the impacted employees that will be recognized as the impacted employees are terminated. As such, the expense will be measured quarterly during 2011 with updated asset values and potentially different discount rates. Based on the March 31, 2011, measurement, approximately $19.6 million of pre-tax pension expense will be reflected in each of the following three quarters of 2011 for an expected total for the year of $81.2 million as of March 31, 2011. The final expense for 2011 could be greater or less than $81.2 million. The expected long-term return on plan assets used to develop the expense reflected in first quarter 2011 remained at the same 8.00% that was used to develop the 2010 expense, while the discount rate declined from 6.00% at December 31, 2009 to 5.65% as of December 31, 2010. As of March 31, 2011, the discount rate increased to 5.80%.

The 2011 annual other postretirement employee benefit (“OPEB”) plan expense (income) for retired employees was expected to be $(53.2) million pre-tax as of the beginning of the year, which is a $41.9 million difference from the 2010 pre-tax OPEB income of $(11.3) million. This difference is primarily due to significant changes in plan design for the postretirement medical plan. As of January 1, 2011, the company-paid subsidy for pre-Medicare-eligible coverage is 40% and the cost of coverage for Medicare-eligible retirees (or their dependents) is no longer subsidized. In addition to the changes for individuals retiring on or after January 1, 2011, the method for determining the premium equivalent rate was changed to be solely based on retiree experience. Pre-tax expense (income) of $(14.5) million and $1.3 million was reflected in the determination of net income for the three months ended March 31, 2011 and 2010, respectively. Due to the exit of the group medical insurance business, we have a curtailment associated with the benefits of the impacted employees that will be recognized as the impacted employees are terminated. As such, the expense will be measured quarterly during 2011 with updated asset values and potentially different discount rates. Based on the March 31, 2011, measurement, approximately $(13.5) million of pre-tax expense (income) will be reflected in each of the following three quarters of 2011 for an expected total for the year of $(55.0) million as of March 31, 2011. The final expense (income) for 2011 could be greater or less than $(55.0) million. The expected long-term return on plan assets used to develop the expense (income) reflected in first quarter 2011 remained at the same 7.30% that was used to develop the 2010 expense, while the discount rate declined from 6.00% at December 31, 2009 to 5.65% as of December 31, 2010. As of March 31, 2011, the discount rate increased to 5.80%.

Healthcare Reform

During the first quarter of 2010, federal legislation was enacted that reformed the healthcare system. Among the many changes, the enacted healthcare legislation eliminated the tax deductibility of retiree prescription drug expenses incurred after 2012, up to the Medicare Part D subsidy amount, which had been allowed to encourage employers to offer retiree drug coverage. We recognized a $7.8 million negative impact to net income for the three months ended March 31, 2010, associated with the release of the portion of our deferred tax asset on accrued retiree prescription drug expenses related to our employees that will no longer be tax-deductible after December 31, 2012.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
	2011	2010	Increase (decrease)
	(in millions)
Revenues:
Premiums and other considerations	$797.1	$878.9	$(81.8)
Fees and other revenues	620.8	567.6	53.2
Net investment income	859.9	863.0	(3.1)
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(5.6)	33.7	(39.3)
Total other-than-temporary impairment losses on available-for-sale securities	(14.0)	(84.6)	70.6
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(38.4)	5.4	(43.8)
Net impairment losses on available-for-sale securities	(52.4)	(79.2)	26.8
Net realized capital losses	(58.0)	(45.5)	(12.5)
Total revenues	2,219.8	2,264.0	(44.2)
Expenses:
Benefits, claims and settlement expenses	1,191.5	1,275.3	(83.8)
Dividends to policyholders	53.6	56.5	(2.9)
Operating expenses	691.2	675.9	15.3
Total expenses	1,936.3	2,007.7	(71.4)
Income before income taxes	283.5	256.3	27.2
Income taxes	60.4	52.7	7.7
Net income	223.1	203.6	19.5
Net income attributable to noncontrolling interest	18.6	4.6	14.0
Net income attributable to Principal Financial Group, Inc.	204.5	199.0	5.5
Preferred stock dividends	8.2	8.2	—
Net income available to common stockholders	$196.3	$190.8	$5.5

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to higher profitability in our U.S. Insurance Solutions segment stemming from improved claims experience. This increase in net income available to common stockholders was partially offset by lower earnings in our Principal International segment primarily due to lower earnings in our equity method investment in Brazil as a result of the reduction in our economic interest and higher present value of future profits (“PVFP”) and DPAC amortization resulting from net unlocking and true-up adjustments in Mexico.

Total Revenues

Premiums decreased $102.9 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. Partially offsetting this decrease was an $8.9 million increase in Retirement and Investor Services segment premiums primarily due to an increase in sales of annuities with life contingencies within our individual annuities business.

Fees increased $21.4 million for our Retirement and Investor Services segment primarily due to higher fee income stemming from an increase in average account values as a result of continuing improvement in the equity market. In addition, fees increased $20.4 million for our U.S. Insurance Solutions segment primarily due to growth in the universal life and variable universal life lines of business. Furthermore, fees increased $11.2 million for our Principal Global Investors segment primarily due to higher fee revenues driven by an increase in average AUM.

Net investment income decreased primarily due to a decrease in average invested assets and cash, excluding the fair value adjustment associated with fixed maturities and equity securities, primarily due to our decision to scale back our investment only business. This decrease was partially offset by higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other than temporary impairments of invested assets, mark-to market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses increased primarily due to mark-to-market losses versus gains on derivative activities, which were partially offset by lower net impairment losses on fixed maturities, available-for-sale. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $58.6 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business.  In addition, Retirement and Investor Services segment benefits, claims and settlement expenses decreased $39.8 million in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which resulted from our decision to scale back this business. Partially offsetting these decreases was a $21.8 million increase for the Principal International segment, primarily due to higher inflation-based interest crediting rates to customers in Chile and the strengthening of the Chilean peso against the U.S. dollar.

U.S. Insurance Solutions operating expenses increased $22.0 million, primarily due to higher DPAC amortization as a result of improved claims experience, additional operating expenses resulting from the transition of the wellness and fee-for-service claims administration businesses to this segment in 2011 and an increase in sales-related expenses on our group products that we do not defer. Operating expenses also increased $12.7 million for the Principal International segment primarily due to higher PVFP and DPAC amortization resulting from net unlocking and true-up adjustments in Mexico, the strengthening of the Latin America currencies against the U.S. dollar and higher compensation expenses across the segment. Partially offsetting theses increases was a $21.0 million decrease for the Corporate segment primarily due to lower staff related costs in our exited group medical insurance business.

Income Taxes

The effective income tax rate was 21% for both the three months ended March 31, 2011 and 2010. The effective income tax rate for the three months ended March 31, 2011, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, taxes on our share of earnings generated from equity method investments reflected in net investment income, and the inclusion of income attributable to noncontrolling interest in income before income taxes with no corresponding change in income taxes reported by us as the controlling interest. The effective income tax rate for the three months ended March 31, 2010, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and taxes on our share of earnings generated from equity method investments reflected in net investment income.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 10, Segment Information.”

Retirement and Investor Services Segment

Retirement and Investor Services Segment Summary Financial Data

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

The following table presents the Retirement and Investor Services account value rollforward for the periods indicated:

	For the three months ended March 31,
	2011	2010
	(in billions)
Account values, beginning of period	$178.3	$163.9
Net cash flow (1)	0.3	0.1
Credited investment performance	6.0	5.2
Other	—	(0.4)
Account values, end of period	$184.6	$168.8

(1) Includes net cash flow of $(0.8) and $(0.7) billion for the three months ended March 31, 2011 and 2010, respectively, resulting from the decision to scale back our investment only business.

The following table presents certain summary financial data relating to the Retirement and Investor Services segment for the periods indicated:

	For the three months ended March 31,
	2011	2010	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$73.8	$64.9	$8.9
Fees and other revenues	363.0	341.6	21.4
Net investment income	581.0	606.2	(25.2)
Total operating revenues	1,017.8	1,012.7	5.1
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	481.8	514.0	(32.2)
Operating expenses	325.0	297.4	27.6
Total expenses	806.8	811.4	(4.6)
Operating earnings before income taxes	211.0	201.3	9.7
Income taxes	51.7	44.3	7.4
Operating earnings	$159.3	$157.0	$2.3

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Operating Earnings

Operating earnings increased $6.5 million in our individual annuities business due to growth in this block of business, higher investment yields and an increase in prepayment fee income. In addition, operating earnings increased $2.1 million in our full service payout business primarily due to higher investment yields and an increase in prepayment fee income. Furthermore, operating earnings increased $1.8 million in our Principal Funds business primarily due to higher fees stemming from an increase in average account values, which resulted from continuing improvement in the equity market. Partially offsetting the increase in operating earnings was a $7.8 million decrease in our investment only business primarily due to a decrease in fees, which stem from the early extinguishment of medium term notes in 2010 with no corresponding experience in 2011 and a decline in account values stemming from negative net cash flow as the pace of contractual maturities remains higher than the amount of new deposits.

Operating Revenues

Premiums increased $16.8 million in our individual annuities business primarily due to an increase in sales of annuities with life contingencies stemming from expanding opportunities with our bank distribution partners. Partially offsetting the increase in premiums was a $7.9 million decrease in our full service payout business primarily due to a decrease in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.

Fees increased $15.2 million and $12.4 million in our Principal Funds and full service accumulation businesses, respectively, primarily due to higher fee income stemming from an increase in average account values as a result of continuing improvement in the equity market. Partially offsetting the increase in fees was an $8.4 million decrease in our investment only business primarily due to a decrease in fees, which stem from the early extinguishment of medium term notes in 2010 with no corresponding experience in 2011 and a decline in account values stemming from negative net cash flow as the pace of contractual maturities remains higher than the amount of new deposits.

Net investment income decreased primarily due to a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, resulting from our decision to scale back our investment only business.

Total Expenses

Benefits, claims and settlement expenses decreased $28.2 million in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back this business. In addition, benefits, claims and settlement expenses decreased $10.4 million in our full service payout business primarily due to a decrease in change in reserves resulting from a decrease in sales of single premium group annuities with life contingencies. Furthermore, benefits, claims and settlement expenses decreased $10.3 million in our full service accumulation business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates. Partially offsetting the decrease in benefits, claims and settlement expenses was a $16.6 million increase in our individual annuities business primarily due to an increase in change of reserves resulting from higher sales of annuities with life contingencies and continued growth in the block of business.

Operating expenses in our full service accumulation business increased $16.6 million primarily due to an increase in non-deferrable commission expense resulting from an increase in average account values and an increase in DPAC amortization expense resulting from more favorable DPAC true-ups in 2010. In addition, operating expenses increased $12.4 million in our Principal Funds business primarily due to higher distribution expenses resulting from an increase in sales and average account values.

Income Taxes

The effective income tax rates for the segment were 25% and 22% for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income. The effective income tax rate increased to 25% from 22% for the three months ended March 31, 2011 and 2010, respectively, primarily due to a favorable true-up for corporate dividends received in the first quarter of 2010 and an increase in operating earnings before income taxes with no proportionate change in permanent tax differences.

Principal Global Investors Segment

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended March 31,
	2011	2010
	(in billions)
AUM, beginning of period	$220.1	$205.3
Net cash flow (1)	(3.9)	(1.9)
Investment performance	7.1	6.9
Other	(0.4)	1.2
AUM, end of period	$222.9	$211.5

(1)             Includes net cash flow of $(0.8) billion and $(0.7) billion for the three months ended March 31, 2011 and 2010, respectively, resulting from the Retirement and Investor Services segment’s decision to scale back its investment only business.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended March 31,
	2011	2010	Increase (decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$121.5	$110.3	$11.2
Net investment income	3.8	3.5	0.3
Total operating revenues	125.3	113.8	11.5
Expenses:
Total expenses	99.0	93.9	5.1
Operating earnings before income taxes and noncontrolling interest	26.3	19.9	6.4
Income taxes	8.6	7.4	1.2
Operating earnings attributable to noncontrolling interest	1.1	0.5	0.6
Operating earnings	$16.6	$12.0	$4.6

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Operating Earnings

Operating earnings increased primarily due to higher fee revenues driven by an increase in average AUM, which was partially offset by higher staff related costs resulting from higher compensation expense.

Income Taxes

The effective income tax rates for the segment were 33% and 37% for the three months ended March 31, 2011 and 2010, respectively.  The effective income tax rate for the three months ended March 31, 2011, was lower than the U.S. statutory rate, primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest. The effective income tax rate for the three months ended March 31, 2010, was higher than the U.S. statutory rate, primarily due to an increase in state income tax expense. The effective income tax rate decreased to 33% from 37% for the three months ended March 31, 2011 and 2010, respectively, due to the reduction of taxes on foreign entities; employee compensation expenses and state income tax expense.

Principal International Segment

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended March 31,
	2011	2010
	(in billions)
AUM, beginning of period	$45.8	$34.6
Net cash flow	1.3	0.4
Investment performance	0.6	0.8
Effect of exchange rates	1.0	—
Other	(0.2)	(0.1)
AUM, end of period	$48.5	$35.7

The following table presents certain summary financial data of the Principal International segment for the periods indicated:

	For the three months ended March 31,
	2011	2010	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$66.8	$59.1	$7.7
Fees and other revenues	37.3	32.7	4.6
Net investment income	102.1	89.3	12.8
Total operating revenues	206.2	181.1	25.1
Expenses:
Benefits, claims and settlement expenses	132.5	110.4	22.1
Operating expenses	43.9	32.1	11.8
Total expenses	176.4	142.5	33.9
Operating earnings before income taxes	29.8	38.6	(8.8)
Income taxes	1.3	0.5	0.8
Operating earnings attributable to noncontrolling interest	—	0.2	(0.2)
Operating earnings	$28.5	$37.9	$(9.4)

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Operating Earnings

Operating earnings decreased primarily due to lower earnings in our equity method investment in Brazil as a result of the reduction in our economic interest and higher PVFP and DPAC amortization resulting from net unlocking and true-up adjustments in Mexico. These decreases were partially offset by higher fees driven by higher average AUM as a result of net customer cash flows and local market performance and the strengthening of the Latin American currencies against the U.S. dollar.

Operating Revenues

Premiums increased $7.7 million in Chile primarily due to the strengthening of the Chilean peso against the U.S. dollar and higher sales of single premium annuities with life contingencies.

Fees and other revenues increased primarily due to higher investment management fees in Chile, Hong Kong and Mexico driven by higher average AUM as a result of market performance and net customer cash flows and the strengthening of the Latin American currencies against the U.S. dollar.

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile.

Total Expenses

Benefits, claims and settlement expenses increased $24.7 million in Chile primarily due to higher inflation-based interest crediting rates to customers and the strengthening of the Chilean peso against the U.S. dollar.

Operating expenses increased primarily due to higher PVFP and DPAC amortization resulting from net unlocking and true-up adjustments in Mexico, the strengthening of the Latin America currencies against the U.S. dollar, higher compensation expenses across the segment and higher legal expenses primarily in our Brazilian holding company.

Income Taxes

The effective income tax rates for the segment were 4% and 1% for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates.

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

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated:

	For the three months ended March 31,
	2011	2010
	(in millions)
Universal and variable universal life insurance fee revenue	$114.8	$96.5
Traditional life insurance premiums	124.7	130.0

Specialty Benefits Insurance Trends

Premium and fees in our specialty benefits insurance business increased in 2011 due to solid sales and retention along with the transition of wellness and fee-for-service claims administration businesses to this division.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated:

	For the three months ended March 31,
	2011	2010
	(in millions)
Premium and fees:
Group dental and vision insurance	$135.2	$127.8
Group life insurance	80.1	79.2
Group disability insurance	68.3	65.1
Individual disability insurance	52.2	47.5
Wellness (1)	2.6	—

(1)          For three months ended March 31, 2010, wellness fees were reported in the Corporate segment.

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

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended March 31,
	2011	2010	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$428.6	$424.1	$4.5
Fees and other revenues	128.6	106.3	22.3
Net investment income	174.0	161.7	12.3
Total operating revenues	731.2	692.1	39.1
Expenses:
Benefits, claims and settlement expenses	408.0	418.6	(10.6)
Dividends to policyholders	53.1	56.1	(3.0)
Operating expenses	182.7	152.8	29.9
Total expenses	643.8	627.5	16.3
Operating earnings before income taxes	87.4	64.6	22.8
Income taxes	27.9	20.5	7.4
Operating earnings	$59.5	$44.1	$15.4

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Operating Earnings

Operating earnings increased $9.4 million in our specialty benefits insurance business due to improved claims experience and higher net investment income. Operating earnings increased $6.0 million in our individual life insurance business primarily due to improved mortality experience in our universal life and variable universal life lines of business.

Operating Revenues

Premiums increased $15.3 million in our specialty benefits insurance business due to strong sales and stable lapses. Premiums decreased $10.8 million in our individual life insurance business primarily due to the expected continued decline from the decreasing block of traditional life insurance business.

Fees and other revenues increased $18.8 million in our individual life insurance business due to growth in the universal life and variable universal life lines of business.

Net investment income increased primarily due to an increase in average invested assets.

Total Expenses

Benefits, claims and settlement expenses decreased $11.4 million in our individual life insurance business as a result of improved mortality experience.

Operating expenses increased $18.5 million in our individual life insurance business primarily related to higher DPAC amortization as a result of improved claims experience. Operating expenses increased $11.4 million in our specialty benefits insurance business primarily due to the transition of wellness and fee-for-service claim administration businesses to this division and an increase in sales-related expenses on our group products that we do not defer.

Income Taxes

The effective income tax rate for the segment was 32% for both the three months ended March 31, 2011 and 2010. The effective income tax rate was lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
	2011	2010	Increase (decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(33.8)	$(27.2)	$(6.6)
Expenses:
Total expenses	2.1	9.2	(7.1)
Operating losses before income taxes, preferred stock dividends and noncontrolling interest	(35.9)	(36.4)	0.5
Income tax benefits	(12.0)	(14.9)	2.9
Preferred stock dividends	8.2	8.2	—
Operating loss attributable to noncontrolling interest	—	(0.1)	0.1
Operating losses	$(32.1)	$(29.6)	$(2.5)

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Operating Losses

Operating losses increased primarily due to an increase in state income taxes.

Operating revenues

Operating revenues decreased due to an increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

Total Expenses

Total expenses decreased due to an increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in operating revenues.

Income Taxes

Income tax benefits decreased primarily due to an increase in state income taxes.

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

As of March 31, 2011, approximately $11.1 billion, or 98%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our life insurance and annuity liabilities contain provisions limiting early surrenders. Due to past market conditions, we had maintained a historically high position of cash and cash equivalent holdings. As market conditions improve we have been reducing our cash and cash equivalent holdings. Our liquidity is also supported by a portfolio of U.S. government and agency and residential pass-through government-backed securities, of which we held $3.9 billion as of March 31, 2011, that may be utilized to bolster our liquidity position, as collateral for secured borrowing transactions with various third parties or by disposing of the securities in the open market, if needed.

As of March 31, 2011 and December 31, 2010, we had short-term credit facilities with various financial institutions in an aggregate amount of $737.8 million and $719.8 million, respectively. As of March 31, 2011 and December 31, 2010, we had $106.8 million and $107.9 million, respectively, of outstanding borrowings related to our credit facilities, with $26.5 million of assets pledged as support as of March 31, 2011. None of these credit arrangements, other than our commercial paper back-stop facility, are committed facilities. Due to the financial strength and the strong relationships we have with these providers, as well as the small size of these facilities, we are comfortable that there is a very low risk that the financial institutions would not be able to fund these facilities. As of both March 31, 2011 and December 31, 2010, our credit facilities include a $579.0 million commercial paper program, of which $49.5 million and $50.0 million was outstanding as of March 31, 2011 and December 31, 2010, respectively. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of March 31, 2011 and December 31, 2010. The back-stop facility is a five year facility that matures in June 2012. The facility is supported by fourteen banks, most if not all of which have other relationships with us. We have no reason to believe that our current providers would be unable or unwilling to fund the facility if necessary.

The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. In general, the current statutory limitations are the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on these limitations, Principal Life could distribute approximately $509.7 million in 2011. No dividends were paid as of March 31, 2011; however, on March 29, 2011, Principal Life distributed paid-in and contributed surplus in the amount of $200.0 million to its parent company, which counts toward Principal Life’s distribution capacity for the year.

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

Net cash provided by operating activities was $1,195.5 million and $653.2 million for the three months ended March 31, 2011, and 2010, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2011 compared to 2010 was primarily due to fluctuations in receivables and payables associated with the timing of settlement premiums and other considerations, increased cash flows from trading securities and sales of real estate.

Net cash provided by investing activities was $715.9 million for the three months ended March 31, 2011 compared to net cash used in investing activities of $462.0 million for the three months ended March 31, 2010. The increase in cash provided by investing activities in 2011 compared to 2010 was primarily the result of an increase in net sales and maturities of investments in 2011.

Net cash used in financing activities was $1,804.6 million and $801.9 million for the three months ended March 31, 2011, and 2010, respectively. The increase in cash used in financing activities was primarily due to an increase in net withdrawals of investment contracts, for which we have had net withdrawals in both 2011 and 2010 primarily due to our decision to scale back our investment only business.

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

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of March 31, 2011, we have no preferred dividend restrictions. The dividend payments on our preferred stock are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt. The components of short-term debt as of March 31, 2011, and December 31, 2010, were as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Commercial paper	$49.5	$50.0
Other recourse short-term debt	57.3	57.9
Total short-term debt	$106.8	$107.9

Long-Term Debt. As of March 31, 2011, there have been no significant changes to long-term debt since December 31, 2010.

Stockholders’ Equity. For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Stockholders’ Equity.”

Capitalization

Our capital structure as of March 31, 2011, and December 31, 2010, consisted of debt and equity summarized as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Debt:
Short-term debt	$106.8	$107.9
Long-term debt	1,579.8	1,583.7
Total debt	1,686.6	1,691.6
Stockholders’ equity:
Equity attributable to Principal Financial Group, Inc. excluding accumulated other comprehensive income	9,662.1	9,455.4
Total capitalization excluding accumulated other comprehensive income	$11,348.7	$11,147.0
Debt to equity excluding accumulated other comprehensive income	17%	18%
Debt to capitalization excluding accumulated other comprehensive income	15%	15%

As of March 31, 2011, we had $1,040.0 million of excess capital in the holding companies, consisting of cash and highly liquid assets available for debt maturities, interest, preferred stock dividends and other holding company obligations. In addition, we continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

Contractual Obligations and Contractual Commitments

As of March 31, 2011, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2010.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of March 31, 2011, there have been no significant changes to guarantees and indemnifications since December 31, 2010. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

AM Best, Fitch, Moody’s and Standard & Poor’s maintain a stable outlook on the U.S. life insurance sector.  Despite the stable outlook, there is still concern about the impact of economic conditions on earnings recovery, and potential impact on residential or commercial real estate related investments.

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

(1)          Moody’s has rated Principal Financial Group’s senior debt issuance “A3”

(2)          S&P has rated Principal Financial Group’s preferred stock issuance “BB”

Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Fair Value Measurements” for further details, including a reconciliation of changes in Level 3 fair value measurements.

As of March 31, 2011, 44% of our net assets (liabilities) were Level 1, 52% were Level 2 and 4% were Level 3. Excluding separate account assets as of March 31, 2011, 1% of our net assets (liabilities) were Level 1, 97% were Level 2 and 2% were Level 3.

As of December 31, 2010, 43% of our net assets (liabilities) were Level 1, 53% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2010, 2% of our net assets (liabilities) were Level 1, 96% were Level 2 and 2% were Level 3.

Changes in Level 3 fair value measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2011, were $4,719.1 million as compared to $4,691.4 million as of December 31, 2010. The increase is primarily related to gains on other invested assets and real estate included in net income in our separate account assets. These increases are partially offset by net sales of separate account assets and transfers out of Level 3 to Level 2 due to our obtaining prices from third party pricing vendors versus relying on broker quotes or internal pricing models for certain separate account long term bonds.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2010, were $5,352.8 million as compared to $5,276.5 million as of December 31, 2009. The increase is primarily related to the implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010. As a result of the new guidance, certain previously unconsolidated VIEs were consolidated and certain previously consolidated VIEs were deconsolidated.  The fair value of the Level 3 assets and liabilities of the newly consolidated and deconsolidated VIEs is primarily included in fixed maturities, trading; other investments; derivative liabilities and other liabilities.

Investments

We had total consolidated assets as of March 31, 2011, of $147.5 billion, of which $65.4 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2011, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in residential mortgage loans, real estate, equity securities and other assets. In addition, policy loans are included in our invested assets.

	March 31, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$34,673.0	53%	$35,426.8	54%
Private	14,638.8	22	14,329.8	22
Equity securities	565.5	1	486.8	1
Mortgage loans:
Commercial	9,430.4	15	9,609.0	14
Residential	1,469.6	2	1,516.1	2
Real estate held for sale	68.7	—	51.9	—
Real estate held for investment	941.3	2	1,011.6	2
Policy loans	893.0	1	903.9	1
Other investments	2,676.4	4	2,641.6	4
Total invested assets	65,356.7	100%	65,977.5	100%
Cash and cash equivalents	1,984.2		1,877.4
Total invested assets and cash	$67,340.9		$67,854.9

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

	For the three months ended, March 31				Increase (decrease)
	2011		2010		2011 vs. 2010
	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	5.5%	$667.0	5.6%	$688.3	(0.1)%	$(21.3)
Equity securities	2.9	3.9	3.5	3.8	(0.6)	0.1
Mortgage loans - commercial	5.9	139.8	5.9	146.8	—	(7.0)
Mortgage loans - residential	5.6	20.9	4.5	19.2	1.1	1.7
Real Estate	11.0	28.6	3.8	9.8	7.2	18.8
Policy loans	6.4	14.5	7.0	15.8	(0.6)	(1.3)
Cash and cash equivalents	0.3	1.4	0.3	1.4	—	—
Other investments	0.7	4.6	(0.1)	(0.5)	0.8	5.1
Total before investment expenses	5.3	880.7	5.2	884.6	0.1	(3.9)
Investment expenses	(0.1)	(20.8)	(0.1)	(21.6)	—	0.8
Net investment income	5.2%	$859.9	5.1%	$863.0	0.1%	$(3.1)

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net investment income decreased due to a decrease in average invested assets as the result of our decision to continue scaling back our investment only business. This decrease was primarily offset by gains on sales of equity real estate and higher inflation-based investment returns on average invested assets related to higher inflation in Chile during 2011 as compared to 2010.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for our invested assets for the years indicated.

	For the three months ended, March 31		Increase (decrease)
	2011	2010	2011 vs. 2010
	(in millions)
Fixed maturities, available-for-sale - credit impairments (1)	$(50.2)	$(77.5)	$27.3
Fixed maturities, available-for-sale - other	1.0	8.3	(7.3)
Fixed maturities, trading	(4.6)	10.5	(15.1)
Equity securities — credit impairments, net of recoveries	2.1	4.0	(1.9)
Derivatives and related hedge activities (2)	(25.2)	23.6	(48.8)
Commercial mortgages	(7.8)	(17.2)	9.4
Other gains	26.7	2.8	23.9
Net realized capital losses	$(58.0)	$(45.5)	$(12.5)

(1)

Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedge activities, were a net gain of $4.7 million and $5.7 million for the three months ended March 31, 2011 and 2010, respectively.

(2)

Includes fixed maturities, available-for-sale impairment-related net gains of $0.4 million for the three months ended March 31, 2011 which were hedged by derivatives reflected in this line. There were no fixed maturities available-for-sale impairment-related net gains in this line as of March 31, 2010.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to lower impairments on commercial mortgage-backed and other asset-backed securities as a result of improved market conditions.

Net realized capital losses on fixed maturities, trading increased due to mark-to-market losses versus gains on these securities resulting from changes in credit spreads and interest rates.

Net realized capital losses on derivatives and related hedge activities increased due to increased losses on the GMWB embedded derivatives resulting from changes in the spread reflecting our own creditworthiness and losses versus gains on derivatives not designated as hedging instruments due to changes in interest and currency exchange rates.

Other net realized capital gains increased primarily due to higher equity market gains in 2011 relative to 2010.

U.S. Investment Operations

Of our invested assets, $60.0 billion were held by our U.S. operations as of March 31, 2011. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of March 31, 2011, there are eleven members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturities we purchase. Teams of security analysts, organized by industry, analyze and monitor these investments. In addition, we have teams who specialize in RMBS, CMBS, ABS, municipals and below investment grade securities. Our analysts monitor issuers held in the portfolio on a continuous basis with a formal review documented annually or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer. The qualitative analysis includes an assessment of both accounting and management aggressiveness of the issuer. In addition, technical indicators such as stock price volatility and credit default swap levels are monitored.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and substantially all existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are typically 65% or less loan-to-value ratio and a debt service coverage ratio of at least 1.5 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The following table presents loan-to-value and debt service coverage ratios for our brick and mortar commercial mortgages, excluding Principal Global Investors segment mortgages:

	Weighted average loan-to-value ratio		Debt service coverage ratio
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
New mortgages	53%	44%	2.3x	3.5x
Entire mortgage portfolio	65%	66%	1.9x	1.8x

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

	March 31, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$31,248.0	52%	$31,956.6	53%
Private	14,638.8	24	14,329.8	24
Equity securities	500.6	1	424.1	1
Mortgage loans:
Commercial	9,421.3	16	9,599.6	16
Residential	841.6	1	877.5	1
Real estate held for sale	58.5	—	41.6	—
Real estate held for investment	940.4	2	1,010.7	2
Policy loans	868.9	2	879.7	1
Other investments	1,465.9	2	1,486.3	2
Total invested assets	59,984.0	100%	60,605.9	100%
Cash and cash equivalents	1,908.4		1,817.2
Total invested assets and cash	$61,892.4		$62,423.1

Fixed Maturities

Fixed maturities consist of publicly traded and privately placed bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of March 31, 2011 and December 31, 2010, were $9.1 billion and $8.7 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933. Fixed maturities include trading portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. We held $190.1 million and $274.9 million of these trading securities as of March 31, 2011 and December 31, 2010, respectively.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	March 31, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$628.8	1%	$929.1	2%
States and political subdivisions	2,833.6	6	2,826.9	6
Non-U.S. governments	408.9	1	424.2	1
Corporate - public	18,932.8	41	19,201.2	41
Corporate - private	12,170.2	27	12,065.1	26
Residential mortgage-backed pass-through securities	3,260.0	7	3,379.5	7
Commercial mortgage-backed securities	3,988.1	9	3,847.3	9
Residential collateralized mortgage obligations	1,406.9	3	1,435.4	3
Asset-backed securities	2,257.5	5	2,177.7	5
Total fixed maturities	$45,886.8	100%	$46,286.4	100%

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

CMBS provide varying levels of credit protection, diversification and reduced event risk depending on the securities owned and composition of the loan pool. CMBS are predominantly comprised of large pool securitizations that are diverse by property type, borrower and geographic dispersion. The risks to any CMBS deal are determined by the credit quality of the underlying loans and how those loans perform over time. Another key risk is the vintage of the underlying loans and the state of the markets during a particular vintage. In the CMBS market, there is a material difference in the outlook for the performance of loans originated in 2005 and earlier relative to loans originated in 2006 through 2008. For loans originated prior to 2006, underwriting assumptions were more conservative regarding required debt service coverage and loan-to-value ratios. For the 2006 through 2008 vintages, real estate values peaked and the underwriting expectations were that values would continue to increase, which makes those loan values more sensitive to market declines. The 2009 through 2011 vintages represent a return to debt service coverage ratios and loan-to-value ratios that more closely resemble loans originated prior to 2006.

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 24% of total fixed maturities as of both March 31, 2011 and December 31, 2010. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	March 31, 2011	December 31, 2010
	(in millions)
European Union	$3,494.2	$3,336.6
United Kingdom	2,366.3	2,304.3
Australia	1,271.8	1,279.4
Asia	860.0	892.2
South America	546.1	522.2
Other countries (1)	2,633.4	2,571.6
Total	$11,171.8	$10,906.3

(1)                                  Includes exposure from 25 countries as of March 31, 2011, and 24 countries as of December 31, 2010.

All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of March 31, 2011 and December 31, 2010, our investments in Canada totaled $1,620.3 million and $1,680.3 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The exposure attributed to monoline bond and mortgage insurers from investments that are guaranteed by them is not included in the evaluation of our top ten exposures. We are not relying on said guarantors and are directly evaluating exposure to these investments. The following table presents our top ten exposures as of March 31, 2011.

Amortized cost
(in millions)
Wells Fargo & Co.	$231.2
General Electric Co.	226.2
Berkshire Hathaway Inc.	217.2
JP Morgan Chase & Co.	206.2
Export Import Bank of U.S.	199.9
Bank of America Corp. (1)	184.1
AT&T Inc.	176.1
Verizon Communications Inc.	166.2
Westpac Banking Corp.	164.6
Credit Suisse Group AG (1)	164.2
Total top ten exposures	$1,935.9

(1)                                  Includes actual counterparty exposure.

We had exposure to monoline bond and mortgage insurers with an amortized cost of $654.6 million and a carrying amount of $663.5 million as of March 31, 2011. The $654.6 million includes wrapped guarantees on $638.7 million of underlying municipal bonds, corporate credit or ABS. Our direct exposure to these insurers was $15.9 million. Of the $638.7 million in wrapped guarantees, 43% was investment grade municipal bonds; 41% was investment grade bank perpetual preferred securities; 9% was ABS backed by sub-prime or Alt-A first lien mortgages, of which 34% was investment grade; and 7% was corporate fixed maturities, of which 94% was investment grade.

Fixed Maturities Valuation and Credit Quality. Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. In addition, investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the “watch list” are periodically analyzed by investment analysts or analysts that focus on troubled securities (“Workout Group”). This group then meets with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of prices. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

The Securities Valuation Office (‘‘SVO’’) of the National Association of Insurance Commissioners (‘‘NAIC’’) monitors the bond investments of insurers for regulatory capital and reporting purposes and, when required, assigns securities to one of six investment categories. For certain bonds, the NAIC designations closely mirror the NRSROs’ credit ratings. For most corporate bonds, NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated ‘‘Baa3’’ or higher by Moody’s, or ‘‘BBB-’’ or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated ‘‘Ba1’’ or lower by Moody’s, or ‘‘BB+’’ or lower by Standard & Poor’s.

However, for loan-backed and structured securities, as defined by the NAIC, the NAIC rating is not always equivalent to an NRSRO rating as described below. For non-agency RMBS, PIMCO Advisors models and assigns the NAIC ratings. Effective December 31, 2010, the NAIC revised its rating methodology process for CMBS and retained Blackrock Solutions to undertake the modeling and assignment of those NAIC ratings. The NAIC expanded its definition of other loan-backed and structured securities in 2010. Effective January 1, 2011, these securities are subject to an intrinsic price matrix as provided by the NAIC. The NAIC’s stated objective for the revised rating methodologies was to improve the accuracy in assessing expected losses and determining an appropriate risk-based capital requirement for these assets. This may result in a final designation being higher or lower than the NRSRO credit rating. In addition, for those other loan-backed and structured securities without a current rating, an NAIC 6 rating is assigned. Our below investment grade assets increased at March 31, 2011, primarily due to the revised rating methodologies.

The following table presents our total fixed maturities by NAIC designation and the equivalent ratings of the NRSROs as of the periods indicated as well as the percentage, based on fair value, that each designation comprises.

		March 31, 2011			December 31, 2010
NAIC Rating	Rating Agency Equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	AAA/AA/A	$26,196.3	$27,015.8	59%	$26,765.7	$27,433.1	59%
2	BBB	13,834.3	14,485.1	31	14,445.7	15,027.8	33
3	BB	2,897.5	2,814.7	6	2,599.5	2,460.0	5
4	B	939.7	815.0	2	883.6	739.1	2
5	CCC and lower	528.2	450.8	1	567.1	451.5	1
6	In or near default	469.0	305.4	1	329.0	174.9	—
	Total fixed maturities	$44,865.0	$45,886.8	100%	$45,590.6	$46,286.4	100%

Fixed maturities include 20 securities with an amortized cost of $137.7 million, gross gains of $1.5 million, gross losses of $3.4 million and a carrying amount of $135.8 million as of March 31, 2011, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios. As of March 31, 2011, based on amortized cost, 58% of our CMBS portfolio had ratings of A or higher and 46% was issued in 2005 or before and 15% of our ABS home equity portfolio had ratings of A or higher and 86% was issued in 2005 or before.

The following tables present our exposure by credit quality and year of issuance (“vintage”) for our CMBS portfolio as of the periods indicated.

	March 31, 2011
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$280.2	$273.6	$100.4	$102.1	$109.7	$108.6	$151.4	$139.2	$120.7	$79.6	$762.4	$703.1
2004	258.3	266.3	46.7	47.7	57.1	54.2	50.3	35.3	71.6	55.5	484.0	459.0
2005	383.8	410.2	43.3	47.0	25.3	22.1	72.9	66.2	221.9	154.7	747.2	700.2
2006	229.5	229.5	8.6	10.3	74.9	78.8	19.2	20.7	159.6	100.6	491.8	439.9
2007	357.4	353.5	56.8	62.2	186.0	201.2	263.3	273.0	656.5	462.2	1,520.0	1,352.1
2008	—	—	15.1	15.9	32.9	36.4	11.8	12.2	31.3	33.2	91.1	97.7
2009	107.5	111.8	16.2	16.0	—	—	—	—	—	—	123.7	127.8
2010	55.7	58.3	12.2	12.3	—	—	—	—	—	—	67.9	70.6
2011	34.2	34.0	—	—	3.6	3.7	—	—	—	—	37.8	37.7
Total	$1,706.6	$1,737.2	$299.3	$313.5	$489.5	$505.0	$568.9	$546.6	$1,261.6	$885.8	$4,325.9	$3,988.1

	December 31, 2010
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$372.4	$368.5	$119.9	$120.8	$140.6	$136.5	$149.1	$138.9	$118.4	$77.3	$900.4	$842.0
2004	262.6	270.5	58.4	58.3	52.1	46.3	50.3	33.6	71.5	51.9	494.9	460.6
2005	411.0	439.3	28.6	30.8	25.3	20.4	92.8	75.3	214.2	120.4	771.9	686.2
2006	216.3	216.7	9.0	11.0	75.0	78.6	19.1	19.7	171.2	81.1	490.6	407.1
2007	376.8	374.2	65.7	70.3	179.8	191.4	278.4	280.2	648.1	317.5	1,548.8	1,233.6
2008	—	—	15.0	15.7	32.9	35.8	11.8	9.6	31.2	19.3	90.9	80.4
2009	91.3	95.0	—	—	—	—	—	—	—	—	91.3	95.0
2010	37.9	39.0	3.3	3.4	—	—	—	—	—	—	41.2	42.4
Total	$1,768.3	$1,803.2	$299.9	$310.3	$505.7	$509.0	$601.5	$557.3	$1,254.6	$667.5	$4,430.0	$3,847.3

The following tables present our exposure by credit quality and vintage for our ABS home equity portfolio supported by subprime first lien mortgages as of the periods indicated.

	March 31, 2011
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$19.0	$19.0	$7.5	$7.4	$6.4	$6.0	$65.7	$60.8	$111.0	$88.5	$209.6	$181.7
2004	1.5	1.4	14.7	14.2	8.4	8.0	1.7	1.4	46.8	40.8	73.1	65.8
2005	—	—	3.1	3.2	—	—	2.0	1.5	67.3	50.9	72.4	55.6
2006	—	—	—	—	—	—	—	—	15.7	13.2	15.7	13.2
2007	—	—	—	—	—	—	—	—	40.9	32.7	40.9	32.7
Total	$20.5	$20.4	$25.3	$24.8	$14.8	$14.0	$69.4	$63.7	$281.7	$226.1	$411.7	$349.0

	December 31, 2010
	AAA		AA		A		BBB		BB and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$34.2	$33.7	$55.1	$50.5	$8.2	$7.4	$52.8	$45.0	$64.8	$48.0	$215.1	$184.6
2004	27.7	26.0	4.3	4.2	25.5	21.8	11.9	11.0	5.2	4.5	74.6	67.5
2005	—	—	3.1	3.2	—	—	2.0	1.4	74.1	54.6	79.2	59.2
2006	—	—	—	—	—	—	—	—	15.7	11.0	15.7	11.0
2007	—	—	—	—	—	—	—	—	47.5	37.9	47.5	37.9
Total	$61.9	$59.7	$62.5	$57.9	$33.7	$29.2	$66.7	$57.4	$207.3	$156.0	$432.1	$360.2

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

The following table presents the total carrying amount of our fixed maturities portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated.

	March 31, 2011	December 31, 2010
	($ in millions)
Total fixed maturities (public and private)	$45,886.8	$46,286.4
Problem fixed maturities (1)	$415.9	$378.7
Potential problem fixed maturities	272.6	237.6
Restructured problem fixed maturities	19.3	17.4
Total problem, potential problem and restructured fixed maturities	$707.8	$633.7
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	1.54%	1.37%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $54.9 million and $83.2 million for the three months ended March 31, 2011 and 2010, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	March 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,650.3	$117.1	$224.6	$4,542.8
Finance — Brokerage	406.6	19.5	2.0	424.1
Finance — Finance Companies	208.7	11.5	1.4	218.8
Finance — Financial Other	488.4	37.0	1.4	524.0
Finance — Insurance	2,702.5	119.2	48.1	2,773.6
Finance — REITS	1,163.1	39.4	18.6	1,183.9
Industrial — Basic Industry	1,692.1	100.5	3.2	1,789.4
Industrial — Capital Goods	2,111.7	121.3	7.0	2,226.0
Industrial — Communications	2,187.2	160.1	9.0	2,338.3
Industrial — Consumer Cyclical	1,597.8	101.5	8.4	1,690.9
Industrial — Consumer Non-Cyclical	3,176.8	220.5	17.6	3,379.7
Industrial — Energy	2,046.0	165.3	5.4	2,205.9
Industrial — Other	710.8	42.2	4.9	748.1
Industrial — Technology	774.5	41.4	4.8	811.1
Industrial — Transportation	703.3	36.3	9.1	730.5
Utility — Electric	2,576.3	150.6	18.1	2,708.8
Utility — Natural Gas	1,044.8	70.6	3.0	1,112.4
Utility — Other	146.4	13.6	—	160.0
FDIC guaranteed	96.1	1.7	—	97.8
Government guaranteed	1,138.5	98.5	5.8	1,231.2
Total corporate securities	29,621.9	1,667.8	392.4	30,897.3

Residential mortgage-backed pass-through securities	3,037.9	109.4	9.7	3,137.6
Commercial mortgage-backed securities	4,278.0	140.4	478.2	3,940.2
Residential collateralized mortgage obligations (1)	1,417.6	26.2	36.9	1,406.9
Asset-backed securities — Home equity (2)	411.7	0.8	63.5	349.0
Asset-backed securities — All other	1,414.5	27.9	0.8	1,441.6
Collateralized debt obligations — Credit	91.0	—	31.7	59.3
Collateralized debt obligations — CMBS	99.8	1.2	22.2	78.8
Collateralized debt obligations — Loans	154.0	1.0	8.0	147.0
Collateralized debt obligations — ABS (3)	15.0	0.5	0.3	15.2
Total mortgage-backed and other asset-backed securities	10,919.5	307.4	651.3	10,575.6

U.S. government and agencies	532.6	18.7	0.3	551.0
States and political subdivisions	2,625.3	63.2	23.4	2,665.1
Non-U.S. governments	376.8	32.4	0.3	408.9
Total fixed maturities, available-for-sale	$44,076.1	$2,089.5	$1,067.7	$45,097.9

(1)

Includes exposure to Alt-a mortgage loans with an amortized cost of $52.9 million, gross unrealized gains of $1.2 million, gross unrealized losses of $1.8 million and a carrying amount of $52.3 million. The Alt-a portfolio has a weighted average rating of BBB+ and 64% are 2005 and prior vintages.

(2)	This exposure is all related to sub-prime mortgage loans.

(3)	Includes exposure to sub-prime mortgage loans with an amortized cost of $0.0 million, gross unrealized gains of $0.5 million, and a carrying amount of $0.5 million.

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,598.3	$110.2	$279.2	$4,429.3
Finance — Brokerage	418.4	16.8	2.6	432.6
Finance — Finance Companies	267.3	11.2	4.5	274.0
Finance — Financial Other	446.6	36.1	2.3	480.4
Finance — Insurance	2,723.4	109.7	73.3	2,759.8
Finance — REITS	1,210.6	33.7	27.8	1,216.5
Industrial — Basic Industry	1,750.4	107.7	5.1	1,853.0
Industrial — Capital Goods	2,262.3	137.8	7.3	2,392.8
Industrial — Communications	2,184.4	163.4	11.9	2,335.9
Industrial — Consumer Cyclical	1,616.3	109.9	10.9	1,715.3
Industrial — Consumer Non-Cyclical	3,147.4	240.0	20.4	3,367.0
Industrial — Energy	2,069.5	166.7	5.0	2,231.2
Industrial — Other	657.6	36.6	5.5	688.7
Industrial — Technology	793.8	42.0	5.8	830.0
Industrial — Transportation	679.7	39.9	11.3	708.3
Utility — Electric	2,608.4	169.3	19.5	2,758.2
Utility — Natural Gas	1,073.2	75.1	3.4	1,144.9
Utility — Other	156.6	15.5	—	172.1
FDIC guaranteed	95.6	2.0	—	97.6
Government guaranteed	1,158.0	101.6	5.9	1,253.7
Total corporate securities	29,917.8	1,725.2	501.7	31,141.3

Residential mortgage-backed pass-through securities	3,047.8	122.1	5.9	3,164.0
Commercial mortgage-backed securities	4,424.9	118.0	700.7	3,842.2
Residential collateralized mortgage obligations (1)	1,427.7	28.6	50.8	1,405.5
Asset-backed securities — Home equity (2)	432.1	0.6	72.5	360.2
Asset-backed securities — All other	1,325.1	24.5	1.2	1,348.4
Collateralized debt obligations — Credit	90.8	—	36.4	54.4
Collateralized debt obligations — CMBS	113.8	0.4	36.8	77.4
Collateralized debt obligations — Loans	141.2	0.8	6.6	135.4
Collateralized debt obligations — ABS (3)	34.7	0.5	9.4	25.8
Total mortgage-backed and other asset-backed securities	11,038.1	295.5	920.3	10,413.3

U.S. government and agencies	748.5	21.0	0.2	769.3
States and political subdivisions	2,615.0	64.7	23.3	2,656.4
Non-U.S. governments	389.3	34.9	—	424.2
Total fixed maturities, available-for-sale	$44,708.7	$2,141.3	$1,445.5	$45,404.5

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

Of the $1,067.7 million in gross unrealized losses as of March 31, 2011, there were $1.7 million in losses attributed to securities scheduled to mature in one year or less, $36.8 million attributed to securities scheduled to mature between one to five years, $61.7 million attributed to securities scheduled to mature between five to ten years, $316.2 million attributed to securities scheduled to mature after ten years and $651.3 million related to mortgage-backed and other ABS that are not classified by maturity year. As of March 31, 2011, we were in a $1,021.8 million net unrealized gain position as compared to a $695.8 million net unrealized gain position as of December 31, 2010. Of the $326.0 million increase in net unrealized gains for the three months ended March 31, 2011, an approximate $0.4 billion net unrealized loss can be attributed to an approximate 17 basis points increase in interest rates and is more than offset by net unrealized gains related to other market factors.

Fixed Maturities Available-for-Sale Unrealized Losses. We believe that our long-term fixed maturities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturities. The net cash inflows into investment grade fixed maturities are less than prior years due to us investing in more liquid investments. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. During first quarter 2011, we did not actively increase our investment in available-for-sale below investment grade assets. While Principal Life’s general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to no more than 10% of the total fixed maturities portfolios.

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

	March 31, 2011				December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$27,522.5	$1,347.1	$252.7	$28,616.9	$28,496.5	$1,429.0	$394.5	$29,531.0
Private	11,935.5	621.0	245.1	12,311.4	12,071.9	621.4	406.4	12,286.9
Below investment grade:
Public	2,401.0	58.0	261.2	2,197.8	2,087.8	39.1	305.3	1,821.6
Private	2,217.1	63.4	308.7	1,971.8	2,052.5	51.8	339.3	1,765.0
Total fixed maturities, available-for-sale	$44,076.1	$2,089.5	$1,067.7	$45,097.9	$44,708.7	$2,141.3	$1,445.5	$45,404.5

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2011
	Public		Private		Total
	Carrying Amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$1,095.8	$8.7	$590.2	$4.9	$1,686.0	$13.6
Greater than three to six months	1,723.2	43.0	503.1	14.7	2,226.3	57.7
Greater than six to nine months	112.0	5.4	35.3	0.2	147.3	5.6
Greater than nine to twelve months	112.8	3.9	34.8	1.7	147.6	5.6
Greater than twelve to twenty-four months	137.4	9.4	60.0	6.8	197.4	16.2
Greater than twenty-four to thirty-six months	171.2	19.6	267.5	37.6	438.7	57.2
Greater than thirty-six months	1,281.7	162.7	1,335.0	179.2	2,616.7	341.9
Total fixed maturities, available-for-sale	$4,634.1	$252.7	$2,825.9	$245.1	$7,460.0	$497.8

	December 31, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,534.3	$45.9	$999.8	$21.9	$3,534.1	$67.8
Greater than three to six months	157.9	6.8	59.3	1.4	217.2	8.2
Greater than six to nine months	186.3	5.5	65.1	2.1	251.4	7.6
Greater than nine to twelve months	103.3	3.4	5.1	0.1	108.4	3.5
Greater than twelve to twenty-four months	92.0	19.6	81.7	10.7	173.7	30.3
Greater than twenty-four to thirty-six months	541.6	86.1	437.0	89.4	978.6	175.5
Greater than thirty-six months	1,440.9	227.2	1,485.5	280.8	2,926.4	508.0
Total fixed maturities, available-for-sale	$5,056.3	$394.5	$3,133.5	$406.4	$8,189.8	$800.9

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2011
	Public		Private		Total
	Carrying Amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$89.7	$1.3	$102.7	$2.6	$192.4	$3.9
Greater than three to six months	29.2	0.8	19.6	3.7	48.8	4.5
Greater than six to nine months	—	—	13.6	0.6	13.6	0.6
Greater than nine to twelve months	7.3	1.0	—	—	7.3	1.0
Greater than twelve to twenty-four months	31.9	1.1	11.1	0.8	43.0	1.9
Greater than twenty-four to thirty-six months	78.2	7.1	57.9	15.7	136.1	22.8
Greater than thirty-six months	1,046.5	249.9	738.1	285.3	1,784.6	535.2
Total fixed maturities, available-for-sale	$1,282.8	$261.2	$943.0	$308.7	$2,225.8	$569.9

	December 31, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$70.1	$1.0	$70.9	$4.6	$141.0	$5.6
Greater than three to six months	15.1	0.3	8.9	0.1	24.0	0.4
Greater than six to nine months	7.2	1.1	—	—	7.2	1.1
Greater than nine to twelve months	32.0	1.2	11.5	0.6	43.5	1.8
Greater than twelve to twenty-four months	5.9	1.9	0.2	0.1	6.1	2.0
Greater than twenty-four to thirty-six months	233.9	43.9	175.1	89.0	409.0	132.9
Greater than thirty-six months	807.4	255.9	495.8	244.9	1,303.2	500.8
Total fixed maturities, available-for-sale	$1,171.6	$305.3	$762.4	$339.3	$1,934.0	$644.6

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	March 31, 2011
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$34.8	$10.0	$34.8	$10.0
Greater than three to six months	15.2	4.6	5.2	1.5	20.4	6.1
Greater than six to nine months	0.8	1.1	5.4	2.0	6.2	3.1
Greater than nine to twelve months	0.1	—	14.1	5.1	14.2	5.1
Greater than twelve months	262.2	258.6	688.5	386.9	950.7	645.5
Total fixed maturities, available-for-sale	$278.3	$264.3	$748.0	$405.5	$1,026.3	$669.8

	December 31, 2010
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$39.6	$11.1	$57.7	$16.5	$97.3	$27.6
Greater than three to six months	0.9	1.1	15.1	4.9	16.0	6.0
Greater than six to nine months	0.1	—	113.8	33.3	113.9	33.3
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	251.4	403.6	792.8	529.4	1,044.2	933.0
Total fixed maturities, available-for-sale	$292.0	$415.8	$979.4	$584.1	$1,271.4	$999.9

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $9,421.3 million and $9,599.6 million as of March 31, 2011 and December 31, 2010, respectively. The carrying amount of our residential mortgage loan portfolio was $841.6 million and $877.5 million as of March 31, 2011 and December 31, 2010, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 22% of our commercial mortgage loan portfolio as of both March 31, 2011 and December 31, 2010. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of March 31, 2011 and December 31, 2010, 31% and 30%, respectively, of the commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 1,017 and 1,033 as of March 31, 2011 and December 31, 2010, respectively. The average loan size of our commercial mortgage portfolio was $9.3 million and $9.4 million as of March 31, 2011 and December 31, 2010, respectively.

Commercial Mortgage Loan Credit Monitoring. For further details on monitoring and management of our commercial mortgage loan portfolio, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Investments — Mortgage Loan Credit Monitoring.”

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

There was a significant increase in the level of problem, potential problem, and restructured commercial mortgages during 2009 due to the impact of the U.S. recession on commercial real estate, peaking at year-end 2009. The job losses and record foreclosures in housing negatively impacted property vacancy rates and rental rates.  There was a steady decrease in the level of problem, potential problem and restructured commercial mortgages during 2010 due to write downs, payoffs, loan sales and the internal refinance of several loans at market terms. The increase in the level of problem, potential problem and restructured commercial mortgages during the first quarter of 2011 was primarily due to an increase in vacancy, related to both credit issues and expected rollover. The South Atlantic, East North Central and Pacific regions account for the majority of the problem, potential problem and restructured commercial mortgages as of March 31, 2011. The South Atlantic region accounted for the majority of the problem, potential problem, and restructured commercial mortgages as of December 31, 2010. Office and industrial properties accounted for over half of the problem, potential problem and restructured commercial mortgages as of March 31, 2011. Apartments and industrial properties accounted for over half of the problem, potential problem and restructured commercial mortgages as of December 31, 2010.

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated.

	March 31, 2011	December 31, 2010
	($ in millions)
Total commercial mortgages	$9,421.3	$9,599.6
Problem commercial mortgages (1)	$49.6	$35.7
Potential problem commercial mortgages	364.0	317.7
Restructured problem commercial mortgages	7.5	7.5
Total problem, potential problem and restructured commercial mortgages	$421.1	$360.9
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	4.47%	3.76%

(1)                                  Includes $13.5 million of commercial mortgage loans in foreclosure as of December 31, 2010.

Commercial Mortgage Loan Valuation Allowance. The valuation allowance for commercial mortgage loans includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss may occur. For further details on the commercial mortgage valuation allowance, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Investments — Mortgage Loan Valuation Allowance.”

The valuation allowance increased $4.5 million for the quarter ended March 31, 2011, and decreased $51.9 million for the year ended December 31, 2010. The increase in the level of valuation allowance during the first quarter 2011 was related to the same market factors as those causing the increase in the level of problem, potential problem and restructured commercial mortgages during the three months ended March 31, 2011. The decrease in the level of valuation allowance during 2010 was primarily related to loan write downs, payoffs and loan sales and the related release of valuation allowance, which is partially offset by current period provisions. The South Atlantic region accounts for the highest level of reserves at both March 31, 2011 and December 31, 2010.

The following table represents our commercial mortgage valuation allowance for the periods indicated.

	March 31, 2011	December 31, 2010
	($ in millions)
Balance, beginning of period	$80.6	$132.5
Provision	6.9	54.1
Charge-offs	(2.4)	(106.0)
Balance, end of period	$85.1	$80.6
Valuation allowance as % of carrying value before reserves	0.90%	0.83%

Residential Mortgage Loans. The residential mortgage loan portfolio before reserves is composed of home equity mortgages of $688.9 million and $719.3 million and first lien mortgages of $190.6 million and $195.9 million as of March 31, 2011 and December 31, 2010, respectively, primarily held by our Bank and Trust Services business. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $24.7 million and $24.0 million as of March 31, 2011 and December 31, 2010, respectively. We establish the residential mortgage loan valuation allowance at levels considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the portfolio. Such evaluation considers numerous factors, including, but not limited to net charge-off trends, loss forecasts, collateral values, geographic location, borrower credit scores, delinquency rates, industry condition and economic trends. The changes in the valuation allowance are reported in net realized capital gains (losses) on our consolidated statements of operations.

Our residential mortgage loan portfolio, and in particular our home equity loan portfolio, experienced an increase in loss severity from sustained elevated levels of unemployment along with continued depressed collateral values in 2010. The deterioration resulted in an increase in delinquencies.  The following table represents our residential mortgage valuation allowance for the periods indicated.

	March 31, 2011	December 31, 2010
	($ in millions)
Balance, beginning of period	$37.7	$28.7
Provision	7.3	97.6
Charge-offs	(8.0)	(89.7)
Recoveries	0.9	1.1
Balance, end of period	$37.9	$37.7
Valuation allowance as % of carrying value before reserves	4.3%	4.1%

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2011 and December 31, 2010, the carrying amount of our equity real estate investment was $998.9 million, or 2%, and $1,052.3 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $940.4 million and $1,010.7 million as of March 31, 2011 and December 31, 2010, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the three months ended March 31, 2011 and year ended December 31, 2010, there were no such impairment adjustments.

The carrying amount of real estate held for sale was $58.5 million and $41.6 million as of March 31, 2011 and December 31, 2010, respectively. There were no valuation allowances as of March 31, 2011 or December 31, 2010. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic and West South Central regions of the United States as of March 31, 2011. By property type, there is a concentration in office, industrial and retail that represented approximately 75% of the equity real estate portfolio as of March 31, 2011.

Other Investments

Our other investments totaled $1,465.9 million as of March 31, 2011, compared to $1,486.3 million as of December 31, 2010. Derivative assets accounted for $1,017.9 million and $1,058.5 million in other investments as of March 31, 2011 and December 31, 2010, respectively. The remaining invested assets include equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $5.4 billion were held by our Principal International segment as of March 31, 2011. The assets are managed by either our Principal Global Investors segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of March 31, 2011 and December 31, 2010, were fixed maturities, other investments and residential mortgage loans. The following table excludes invested assets of the separate accounts.

	March 31, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities - Public	$3,425.0	64%	$3,470.2	65%
Equity securities	64.9	1	62.7	1
Mortgage loans:
Commercial	9.1	—	9.4	—
Residential	628.0	12	638.6	12
Real estate held for sale	10.2	—	10.3	—
Real estate held for investment	0.9	—	0.9	—
Policy loans	24.1	—	24.2	—
Other investments	1,210.5	23	1,155.3	22
Total invested assets	5,372.7	100%	5,371.6	100%
Cash and cash equivalents	75.8		60.2
Total invested assets and cash	$5,448.5		$5,431.8

Investments in equity method subsidiaries and direct financing leases accounted for $693.4 million and $473.5 million, respectively, of other investments as of March 31, 2011. Investments in equity method subsidiaries and direct financing leases accounted for $667.0 million and $443.1 million, respectively, of other investments as of December 31, 2010. The remaining other investments as of both March 31, 2011 and December 31, 2010, are primarily related to derivative assets and other short-term investments.

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

We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of March 31, 2011, approximately $11.1 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity.

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

As of March 31, 2011, the difference between the asset and liability durations on our primary duration-managed portfolio was -0.43, as compared to -0.28 as of December 31, 2010. This duration gap indicates that, as of March 31, 2011, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. As of March 31, 2011, the mismatch exceeds our duration gap guideline due to temporary asset and liability spread mismatches. However, our cash flow studies reflect our general practice to hold assets and liabilities to maturity and indicate that the interest rate risk is sufficiently managed. The value of the assets in this portfolio was $26,155.7 million and $26,601.9 million as of March 31, 2011 and December 31, 2010, respectively.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of March 31, 2011, the weighted-average difference between the asset and liability durations on these portfolios was -2.57, as compared to -1.54 as of December 31, 2010. This duration gap indicates that, as of March 31, 2011, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $24,733.2 million and $24,720.0 million as of March 31, 2011 and December 31, 2010, respectively.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,054.0 million and $5,167.8 million as of March 31, 2011 and December 31, 2010, respectively.

Using the assumptions and data in effect as of March 31, 2011, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $748.4 million, compared with an estimated $455.4 million increase as of December 31, 2010. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	March 31, 2011
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$26,155.7	3.56	(0.43)	$112.5
Duration-monitored	24,733.2	4.24	(2.57)	635.9
Non duration-managed	5,054.0	4.13	N/A	N/A
Total	$55,942.9			$748.4

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

The aggregate fair value of long-term debt, excluding accrued interest, was $1,765.5 million and $1,756.3 million, as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $144.0 million, as compared to an estimated $143.1 million increase as of December 31, 2010. As of March 31, 2011, a 100 basis point immediate, parallel increase in interest rates would decrease the fair value of debt by approximately $128.8 million, as compared to an estimated $128.4 million decrease as of December 31, 2010. Debt is not recorded at fair value on the consolidated statements of financial position.

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

Use of Derivatives to Manage Interest Rate Risk. We use or have previously used various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate collars, swaptions and futures. We use interest rate swaps and futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use interest rate collars to manage interest rate risk related to guaranteed minimum interest rate liabilities in our individual annuities contracts. We purchase swaptions to offset existing exposures.

Derivatives in our portfolio with interest rate sensitivity were in a net liability position with a fair value of $296.3 million and $309.9 million as of March 31, 2011 and December 31, 2010, respectively. The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	March 31, 2011
			Fair value (no accrued interest)
	Notional amount	Weighted average term (years) (1)	-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$20,050.6	5.12	$(364.0)	$(297.5)	$(224.0)
Interest rate collars	500.0	11.91	13.3	1.1	(7.6)
Swaptions	68.5	0.92	—	—	0.3
Futures (2)	336.3	0.26	(13.9)	0.1	14.1
Total	$20,955.4		$(364.6)	$(296.3)	$(217.2)

(1)	Based on maturity date.
(2)	We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

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

We estimate that as of March 31, 2011, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2010. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $167.2 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2011, as compared to an estimated $161.6 million, or 10%, reduction as of December 31, 2010. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $3.4 million, or 12%, reduction in the operating earnings of our international operations for the three months ended March 31, 2011, as compared to an estimated $4.1 million, or 11%, reduction for the three months ended March 31, 2010.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $2,784.1 million and $2,995.4 million as of March 31, 2011 and December 31, 2010, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,494.1 million and $1,558.5 million as of March 31, 2011 and December 31, 2010, respectively.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. Our operations in Chile had currency swaps with a notional amount of $88.2 million and $61.3 million as of March 31, 2011 and December 31, 2010, respectively, which were used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $70.1 million and $72.3 million as of March 31, 2011 and December 31, 2010, respectively, in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2011 or 2010.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of March 31, 2011 and December 31, 2010, the fair value of our equity securities was $565.5 million and $486.8 million, respectively. As of March 31, 2011, a 10% decline in the value of the equity securities would result in an unrealized loss of $56.6 million, as compared to an estimated unrealized loss of $48.7 million as of December 31, 2010.

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

We also have equity risk associated with (1) fixed deferred annuity contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to receive at least the principal deposit back through withdrawals of a specified annual amount, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit (“GMDB”) that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount; (4) investment-type contracts in which the return is tied to an external equity index and (5) investment-type contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our benefit plans.

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity product, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile. We economically hedge the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps. We economically hedge the investment contract exposure to an external equity index using equity call options.

The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. We recognized a pre-tax gain (loss) on the derivatives used to economically hedge our GMWB market risk of $(32.2) million and $(16.7) million for the three months ended March 31, 2011 and 2010, respectively. We recognized a pre-tax gain (loss) on the change in fair value of the GMWB embedded derivative that is primarily related to market risk impacts of $22.9 million and $14.1 million for the three months ended March 31, 2011 and 2010, respectively. Additionally, we recognized a pre-tax gain (loss) on the change in value of the GMWB liability, including the embedded derivative, of $(26.8) million and $(3.6) million for the three months ended March 31, 2011 and 2010, respectively, primarily related to incorporating a spread reflecting our own creditworthiness. We reflect the actual and expected changes in value of the GMWB embedded derivative and the associated hedging instruments in our estimated gross profits, which resulted in a pre-tax increase (decrease) in DPAC amortization of $(18.6) million and $10.3 million for the three months ended March 31, 2011 and 2010, respectively.

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

Use of Derivatives to Diversify or Hedge Credit Risk. We purchase credit default swaps to hedge credit exposures in our investment portfolio. We sell credit default swaps to offer credit protection to investors. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $444.5 million and $374.5 million as of March 31, 2011 and December 31, 2010, respectively. We had credit exposure through credit default swaps with a notional amount of $150.0 million and $140.0 million as of March 31, 2011 and December 31, 2010, respectively, by investing in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $926.6 million and $967.9 million as of March 31, 2011 and December 31, 2010, respectively.

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

•                  implementing credit support annex (collateral) agreements (“CSAs”) with majority of counterparties to further limit counterparty exposures, which provide for netting of exposures;

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

Based on our accounting policy, our disclosed exposure measures the fair value of derivatives that have become favorable to us and, therefore, is a combined credit exposure if all of the involved counterparties failed to fulfill their obligations. In the hypothetical scenario where all of our counterparties fail to fulfill their obligations, our exposure would be $1,120.3 million; however, including collateral received our exposure would be reduced to $867.0 million at March 31, 2011. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Exposure.”

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. Netting positive and negative exposures would yield an exposure of $316.8 million, which is reduced to $63.5 million with pledged collateral at March 31, 2011. As of March 31, 2011, we held total collateral of $253.3 million in the form of cash and securities and we posted $320.5 million in cash and securities as collateral to our counterparties. We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As a result of our management of our counterparty risk and the collateralization of our derivative portfolio, any deterioration in our derivative counterparties’ credit would not materially impact our financial statements as of March 31, 2011.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2011, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2011 — January 31, 2011	925	$25.75	—	$250.0
February 1, 2011 — February 28, 2011	412	$32.77	—	$250.0
March 1, 2011 — March 31, 2011	175,259	$33.82	—	$250.0
Total	176,596		—

(1)                                  Reflects the number of shares of common stock utilized to execute certain stock incentive awards in 2011.

(2)                                  During November 2007, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. As of March 31, 2011, $250.0 million remained under the November 2007 authorization. We suspended purchases of our common stock effective October 13, 2008, under the existing share repurchase program.

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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: May 4, 2011	By	/s/ Terrance J. Lillis
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.