Form 10-Q
period 2011-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2011-08-03
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 27, 2011, was 313,475,865.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	June 30, 2011	December 31, 2010
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2011 and 2010 include $264.4 million and $257.9 million related to consolidated variable interest entities)	$48,947.5	$48,636.3
Fixed maturities, trading (2011 and 2010 include $135.0 million and $131.4 million related to consolidated variable interest entities)	954.7	1,120.3
Equity securities, available-for-sale	156.1	169.9
Equity securities, trading (2011 and 2010 include $249.5 million and $158.6 million related to consolidated variable interest entities)	429.0	316.9
Mortgage loans	10,808.5	11,125.1
Real estate	1,002.5	1,063.5
Policy loans	890.3	903.9
Other investments (2011 and 2010 include $107.9 million and $128.7 million related to consolidated variable interest entities, of which $107.4 million and $128.3 million are measured at fair value under the fair value option)	2,767.3	2,641.6
Total investments	65,955.9	65,977.5
Cash and cash equivalents (2011 and 2010 include $196.2 million and $100.0 million related to consolidated variable interest entities)	2,169.6	1,877.4
Accrued investment income	622.5	666.1
Premiums due and other receivables	1,361.7	1,063.0
Deferred policy acquisition costs	3,335.2	3,529.8
Property and equipment	448.5	458.7
Goodwill	345.6	345.4
Other intangibles	827.4	834.6
Separate account assets	73,077.1	69,555.3
Other assets	1,134.9	1,323.3
Total assets	$149,278.4	$145,631.1
Liabilities
Contractholder funds	$36,624.6	$37,301.1
Future policy benefits and claims	20,141.4	20,046.3
Other policyholder funds	558.0	592.2
Short-term debt	107.9	107.9
Long-term debt	1,582.1	1,583.7
Income taxes currently payable	2.5	6.2
Deferred income taxes	779.8	409.9
Separate account liabilities	73,077.1	69,555.3
Other liabilities (2011 and 2010 include $543.5 million and $433.6 million related to consolidated variable interest entities, of which $98.4 million and $114.5 million are measured at fair value under the fair value option)	5,737.4	6,143.5
Total liabilities	138,610.8	135,746.1
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2011 and 2010	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2011 and 2010	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 449.7 million and 448.5 million shares issued, and 313.7 million and 320.4 million shares outstanding in 2011 and 2010	4.5	4.5
Additional paid-in capital	9,593.7	9,563.8
Retained earnings	5,066.6	4,612.3
Accumulated other comprehensive income	698.8	272.4
Treasury stock, at cost (136.0 million and 128.1 million shares in 2011 and 2010)	(4,961.5)	(4,725.3)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	10,402.2	9,727.8
Noncontrolling interest	265.4	157.2
Total stockholders’ equity	10,667.6	9,885.0
Total liabilities and stockholders’ equity	$149,278.4	$145,631.1

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Revenues
Premiums and other considerations	$751.9	$868.2	$1,549.0	$1,747.1
Fees and other revenues	678.6	554.8	1,299.4	1,122.4
Net investment income	873.8	877.0	1,733.7	1,740.0
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	88.3	(11.9)	82.7	21.8
Total other-than-temporary impairment losses on available-for-sale securities	(40.9)	(107.1)	(54.9)	(191.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(9.7)	52.6	(48.1)	58.0
Net impairment losses on available-for-sale securities	(50.6)	(54.5)	(103.0)	(133.7)
Net realized capital gains (losses)	37.7	(66.4)	(20.3)	(111.9)
Total revenues	2,342.0	2,233.6	4,561.8	4,497.6
Expenses
Benefits, claims and settlement expenses	1,013.7	1,337.0	2,205.2	2,612.3
Dividends to policyholders	52.9	55.0	106.5	111.5
Operating expenses	903.1	683.8	1,594.3	1,359.7
Total expenses	1,969.7	2,075.8	3,906.0	4,083.5
Income before income taxes	372.3	157.8	655.8	414.1
Income taxes	82.4	13.6	142.8	66.3
Net income	289.9	144.2	513.0	347.8
Net income attributable to noncontrolling interest	23.6	1.9	42.2	6.5
Net income attributable to Principal Financial Group, Inc.	266.3	142.3	470.8	341.3
Preferred stock dividends	8.3	8.3	16.5	16.5
Net income available to common stockholders	$258.0	$134.0	$454.3	$324.8

Earnings per common share
Basic earnings per common share	$0.81	$0.42	$1.42	$1.02

Diluted earnings per common share	$0.80	$0.42	$1.40	$1.01

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders’ equity
	(in millions)
Balances at January 1, 2010	$—	$0.1	$4.5	$9,492.9	$4,160.7	$(1,042.0)	$(4,722.7)	$122.9	$8,016.4
Common stock issued	—	—	—	9.1	—	—	—	—	9.1
Stock-based compensation and additional related tax benefits	—	—	—	23.8	—	—	—	—	23.8
Treasury stock acquired, common	—	—	—	—	—	—	(2.0)	—	(2.0)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3.8)	(3.8)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	16.6	16.6
Effects of implementation of accounting change related to variable interest entities, net	—	—	—	—	(10.7)	10.7	—	—	—
Comprehensive income:
Net income	—	—	—	—	341.3	—	—	6.5	347.8
Net unrealized gains, net	—	—	—	—	—	751.3	—	—	751.3
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(29.6)	—	—	(29.6)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(61.1)	—	—	(61.1)
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	19.7	—	—	19.7
Comprehensive income									1,028.1
Balances at June 30, 2010	$—	$0.1	$4.5	$9,525.8	$4,474.8	$(351.0)	$(4,724.7)	$142.2	$9,071.7

Balances at January 1, 2011	$—	$0.1	$4.5	$9,563.8	$4,612.3	$272.4	$(4,725.3)	$157.2	$9,885.0
Common stock issued	—	—	—	10.8	—	—	—	—	10.8
Stock-based compensation and additional related tax benefits	—	—	—	21.1	—	—	—	—	21.1
Treasury stock acquired, common	—	—	—	—	—	—	(236.2)	—	(236.2)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4.8)	(4.8)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	76.2	76.2
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2.0)	—	—	—	(5.4)	(7.4)
Comprehensive income:
Net income	—	—	—	—	470.8	—	—	42.2	513.0
Net unrealized gains, net	—	—	—	—	—	300.4	—	—	300.4
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	25.7	—	—	25.7
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	73.0	—	—	73.0
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	27.3	—	—	27.3
Comprehensive income									939.4
Balances at June 30, 2011	$—	$0.1	$4.5	$9,593.7	$5,066.6	$698.8	$(4,961.5)	$265.4	$10,667.6

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2011	2010
	(in millions)
Operating activities
Net income	$513.0	$347.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	322.7	149.9
Additions to deferred policy acquisition costs	(249.6)	(247.9)
Accrued investment income	43.6	23.3
Net cash flows for trading securities	82.8	60.6
Premiums due and other receivables	(186.0)	(32.3)
Contractholder and policyholder liabilities and dividends	512.7	588.2
Current and deferred income taxes	25.4	16.8
Net realized capital losses	20.3	111.9
Depreciation and amortization expense	59.3	59.3
Mortgage loans held for sale, acquired or originated	(89.6)	(27.5)
Mortgage loans held for sale, sold or repaid, net of gain	29.4	29.2
Real estate acquired through operating activities	(25.9)	—
Real estate sold through operating activities	135.8	9.8
Stock-based compensation	21.0	23.3
Other	570.6	371.9
Net adjustments	1,272.5	1,136.5
Net cash provided by operating activities	1,785.5	1,484.3
Investing activities
Available-for-sale securities:
Purchases	(3,407.5)	(4,154.0)
Sales	759.7	1,169.9
Maturities	3,133.3	2,246.0
Mortgage loans acquired or originated	(599.7)	(437.3)
Mortgage loans sold or repaid	928.8	790.7
Real estate acquired	(18.1)	(18.6)
Net purchases of property and equipment	(18.5)	(8.6)
Net change in other investments	15.9	(21.1)
Net cash provided by (used in) investing activities	793.9	(433.0)
Financing activities
Issuance of common stock	10.8	9.1
Acquisition of treasury stock	(236.2)	(2.0)
Proceeds from financing element derivatives	42.5	39.5
Payments for financing element derivatives	(25.8)	(22.7)
Excess tax benefits from share-based payment arrangements	1.9	0.8
Dividends to preferred stockholders	(16.5)	(16.5)
Issuance of long-term debt	2.0	1.1
Principal repayments of long-term debt	(3.1)	(6.4)
Net proceeds from short-term borrowings	—	28.0
Investment contract deposits	2,344.3	2,133.0
Investment contract withdrawals	(4,371.3)	(3,663.1)
Net increase (decrease) in banking operation deposits	(33.8)	37.0
Other	(2.0)	(2.2)
Net cash used in financing activities	(2,287.2)	(1,464.4)
Net increase (decrease) in cash and cash equivalents	292.2	(413.1)
Cash and cash equivalents at beginning of period	1,877.4	2,240.4
Cash and cash equivalents at end of period	$2,169.6	$1,827.3

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2010, included in our Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2010, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that changes the presentation of comprehensive income in the financial statements. The new guidance eliminates the presentation options contained in current guidance and instead requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that show the components of net income and other comprehensive income, including adjustments for items that are reclassified from other comprehensive income to net income. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance will be effective for us on January 1, 2012, and is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued authoritative guidance that clarifies and changes fair value measurement and disclosure requirements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments but does not require additional fair value measurements. This guidance will be effective for us on January 1, 2012, and is not expected to have a material impact on our consolidated financial statements.

In April 2011, the FASB issued authoritative guidance that modifies the criteria for determining when repurchase agreements would be accounted for as secured borrowings as opposed to sales. The guidance will be effective for us on January 1, 2012, for new transfers and modifications to existing transactions. This guidance is not expected to have a material impact on our consolidated financial statements.

Also in April 2011, the FASB issued authoritative guidance which clarifies when creditors should classify a loan modification as a troubled debt restructuring (“TDR”). A TDR occurs when a creditor grants a concession to a debtor experiencing financial difficulties. Loans denoted as a TDR are considered impaired and are specifically reserved for when calculating the allowance for credit losses. This guidance also ends the indefinite deferral issued in January 2011 surrounding new disclosures on loans classified as a TDR required as part of the credit quality disclosures guidance issued in July 2010. This guidance will be effective for us on July 1, 2011, and will be applied retrospectively to restructurings occurring on or after January 1, 2011. This guidance will not have a material impact on our consolidated financial statements.

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
June 30, 2011
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

In March 2010, the FASB issued authoritative guidance that amends and clarifies the guidance on evaluation of credit derivatives embedded in beneficial interests in securitized financial assets, including asset-backed securities (“ABS”), credit-linked notes, collateralized loan obligations and collateralized debt obligations (“CDOs”). This guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. We adopted this guidance effective July 1, 2010, and within the scope of this guidance reclassified fixed maturities with a fair value of $75.3 million from available-for-sale to trading. The cumulative change in accounting principle related to unrealized losses on these fixed maturities resulted in a net $25.4 million decrease to retained earnings, with a corresponding increase to accumulated other comprehensive income (“AOCI”).

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

1. Nature of Operations and Significant Accounting Policies — (continued)

Separate Accounts

At June 30, 2011 and December 31, 2010, the separate accounts include a separate account valued at $191.5 million and $221.7 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2.  Variable Interest Entities

We have relationships with and may have a variable interest in various types of special purpose entities. Following is a discussion of our interest in entities that meet the definition of a VIE. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. The primary beneficiary of a VIE is defined as the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. On an ongoing basis, we assess whether we are the primary beneficiary of VIEs we have relationships with.

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

Commercial Mortgage-Backed Securities

We sold commercial mortgage loans to a real estate mortgage investment conduit trust. The trust issued various commercial mortgage-backed securities (“CMBS”) certificates using the cash flows of the underlying commercial mortgages it purchased. This is considered a VIE due to insufficient equity to sustain itself. We have determined we are the primary beneficiary as we retained the special servicing role for the assets within the trust as well as the ownership of the bond class that controls the unilateral kick out rights of the special servicer.

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
June 30, 2011
(Unaudited)

2. Variable Interest Entities — (continued)

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

	Grantor trusts	Collateralized private investment vehicles	CMBS	Hedge funds (2)	Total
	(in millions)
June 30, 2011
Fixed maturities, available-for-sale	$249.5	$14.9	$—	$—	$264.4
Fixed maturities, trading	—	135.0	—	—	135.0
Equity securities, trading	—	—	—	249.5	249.5
Other investments	—	—	107.4	0.5	107.9
Cash and cash equivalents	—	55.0	—	141.2	196.2
Accrued investment income	1.0	0.1	0.7	—	1.8
Premiums due and other receivables	—	1.4	—	41.7	43.1
Total assets	$250.5	$206.4	$108.1	$432.9	$997.9
Deferred income taxes	$2.3	$—	$—	$—	$2.3
Other liabilities (1)	154.0	139.9	74.1	175.5	543.5
Total liabilities	$156.3	$139.9	$74.1	$175.5	$545.8
December 31, 2010
Fixed maturities, available-for-sale	$243.1	$14.8	$—	$—	$257.9
Fixed maturities, trading	—	131.4	—	—	131.4
Equity securities, trading	—	—	—	158.6	158.6
Other investments	—	—	128.4	0.3	128.7
Cash and cash equivalents	—	55.0	—	45.0	100.0
Accrued investment income	0.7	0.1	0.8	—	1.6
Premiums due and other receivables	—	1.6	—	13.9	15.5
Total assets	$243.8	$202.9	$129.2	$217.8	$793.7
Deferred income taxes	$2.4	$—	$—	$—	$2.4
Other liabilities (1)	135.8	132.6	94.1	71.1	433.6
Total liabilities	$138.2	$132.6	$94.1	$71.1	$436.0

(1)         Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; collateralized private investment vehicles include derivative liabilities, financial guarantees and obligation to redeem notes at maturity or termination of the trust; CMBS includes obligation to the bondholders; and hedge funds include liabilities to securities brokers.

(2)         The consolidated statements of financial position included a $256.5 million and $145.9 million noncontrolling interest for hedge funds as of June 30, 2011 and December 31, 2010, respectively.

We did not provide financial or other support to investees designated as VIEs for the three and six months ended June 30, 2011 and 2010.

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
June 30, 2011
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

The carrying value and maximum loss exposure for our unconsolidated VIEs, were as follows:

	Asset carrying value	Maximum exposure to loss (1)
	(in millions)
June 30, 2011
Fixed maturities, available-for-sale:
Corporate	$470.3	$385.3
Residential mortgage-backed pass-through securities	3,200.7	3,062.7
Commercial mortgage-backed securities	3,861.9	4,208.4
Collateralized debt obligations	332.6	390.7
Other debt obligations	3,316.0	3,353.1
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	117.8	117.8
Commercial mortgage-backed securities	32.9	32.9
Collateralized debt obligations	52.0	52.0
Other debt obligations	58.8	58.8

December 31, 2010
Fixed maturities, available-for-sale:
Corporate	$429.0	$367.7
Residential mortgage-backed pass-through securities	3,196.2	3,077.9
Commercial mortgage-backed securities	3,842.2	4,424.9
Collateralized debt obligations	293.0	380.5
Other debt obligations	3,114.1	3,184.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	215.5	215.5
Commercial mortgage-backed securities	5.1	5.1
Collateralized debt obligations	87.2	87.2
Other debt obligations	118.8	118.8

(1)         Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and to fair value for our fixed maturities, trading.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

2. Variable Interest Entities — (continued)

Sponsored Investment Funds

We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities’ net assets. As of June 30, 2011 and December 31, 2010, these VIEs held $1.6 billion and $1.7 billion in total assets, respectively. During 2010, we chose to contribute $3.2 million to these VIEs for competitive reasons and have no contractual obligation to further contribute to the funds.

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
June 30, 2011
(Unaudited)

3.  Investments — (continued)

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI (1)	Fair value
	(in millions)
June 30, 2011
Fixed maturities, available-for-sale:
U.S. government and agencies	$727.8	$24.6	$0.2	$—	$752.2
Non-U.S. governments	731.4	120.0	0.3	—	851.1
States and political subdivisions	2,753.1	108.4	9.5	—	2,852.0
Corporate	32,167.8	2,036.0	401.0	21.8	33,781.0
Residential mortgage-backed pass-through securities	3,062.7	141.6	3.6	—	3,200.7
Commercial mortgage-backed securities	4,208.4	144.4	324.5	166.4	3,861.9
Collateralized debt obligations	390.7	3.0	45.5	15.6	332.6
Other debt obligations	3,353.1	69.7	24.2	82.6	3,316.0
Total fixed maturities, available-for-sale	$47,395.0	$2,647.7	$808.8	$286.4	$48,947.5
Total equity securities, available-for-sale	$149.0	$11.6	$4.5		$156.1
December 31, 2010
Fixed maturities, available-for-sale:
U.S. government and agencies	$748.5	$21.0	$0.2	$—	$769.3
Non-U.S. governments	744.7	127.9	—	—	872.6
States and political subdivisions	2,615.0	64.7	23.3	—	2,656.4
Corporate	32,523.8	1,913.7	527.0	18.0	33,892.5
Residential mortgage-backed pass-through securities	3,077.9	124.2	5.9	—	3,196.2
Commercial mortgage-backed securities	4,424.9	118.0	506.1	194.6	3,842.2
Collateralized debt obligations	380.5	1.7	51.8	37.4	293.0
Other debt obligations	3,184.9	53.7	40.0	84.5	3,114.1
Total fixed maturities, available-for-sale	$47,700.2	$2,424.9	$1,154.3	$334.5	$48,636.3
Total equity securities, available-for-sale	$180.0	$8.1	$18.2		$169.9

(1)         Excludes $98.6 million and $58.6 million as of June 30, 2011 and December 31, 2010, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date.

The amortized cost and fair value of fixed maturities available-for-sale at June 30, 2011, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,530.9	$2,587.2
Due after one year through five years	13,335.0	13,939.6
Due after five years through ten years	8,848.7	9,386.2
Due after ten years	11,665.5	12,323.3
Subtotal	36,380.1	38,236.3
Mortgage-backed and other asset-backed securities	11,014.9	10,711.2
Total	$47,395.0	$48,947.5

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

3.  Investments — (continued)

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision and impairments of real estate held for investment. Investment gains and losses on sales of certain real estate held for sale, which do not meet the criteria for classification as a discontinued operation and mark-to-market adjustments on trading securities that support investment strategies that involve the active and frequent purchase and sale of fixed maturities are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$5.7	$21.8	$18.2	$40.8
Gross losses	(37.9)	(129.4)	(61.2)	(223.0)
Other-than-temporary impairment losses reclassified to (from) OCI	(9.7)	52.6	(48.1)	58.0
Hedging, net	59.7	129.9	29.5	176.6
Fixed maturities, trading	3.3	4.0	(1.3)	14.5
Equity securities, available-for-sale:
Gross gains	—	0.3	2.2	7.8
Gross losses	(4.5)	(0.6)	(4.5)	(2.1)
Equity securities, trading	26.5	(0.1)	56.6	7.8
Mortgage loans	(12.1)	(82.4)	(22.0)	(108.4)
Derivatives	(64.6)	(157.2)	(55.7)	(206.9)
Other	71.3	94.7	66.0	123.0
Net realized capital gains (losses)	$37.7	$(66.4)	$(20.3)	$(111.9)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $0.2 billion and $0.5 billion for the three months ended June 30, 2011 and 2010, and $0.7 billion and $1.1 billion for the six months ended June 30, 2011 and 2010, respectively.

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
June 30, 2011
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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Fixed maturities, available-for-sale	$(36.4)	$(106.9)	$(52.6)	$(195.5)
Equity securities, available-for-sale	(4.5)	(0.2)	(2.3)	3.8
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(40.9)	(107.1)	(54.9)	(191.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	(9.7)	52.6	(48.1)	58.0
Net impairment losses on available-for-sale securities	$(50.6)	$(54.5)	$(103.0)	$(133.7)

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
June 30, 2011
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

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Beginning balance	$(312.1)	$(262.7)	$(325.7)	$(204.7)
Credit losses for which an other-than-temporary impairment was not previously recognized	(12.8)	(39.4)	(15.0)	(94.2)
Credit losses for which an other-than-temporary impairment was previously recognized	(34.2)	(23.9)	(68.7)	(46.1)
Reduction for credit losses previously recognized on fixed maturities now sold or intended to be sold	0.5	21.1	51.7	39.7
Net reduction (increase) for positive changes in cash flows expected to be collected and amortization (1)	(1.1)	1.9	(2.0)	2.3
Ending balance	$(359.7)	$(303.0)	$(359.7)	$(303.0)

(1)         Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	June 30, 2011
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$9.9	$0.2	$9.2	$—	$19.1	$0.2
Non-U.S. governments	31.1	0.3	—	—	31.1	0.3
States and political subdivisions	334.8	3.7	48.1	5.8	382.9	9.5
Corporate	2,421.6	53.7	2,930.7	369.1	5,352.3	422.8
Residential mortgage-backed pass-through securities	187.0	3.4	5.2	0.2	192.2	3.6
Commercial mortgage-backed securities	587.9	20.4	1,064.1	470.5	1,652.0	490.9
Collateralized debt obligations	12.5	0.4	216.7	60.7	229.2	61.1
Other debt obligations	423.1	10.4	467.6	96.4	890.7	106.8
Total fixed maturities, available-for-sale	$4,007.9	$92.5	$4,741.6	$1,002.7	$8,749.5	$1,095.2
Total equity securities, available-for-sale	$5.0	$0.1	$63.6	$4.4	$68.6	$4.5

Of the total amounts, Principal Life’s consolidated portfolio represented $8,170.6 million in available-for-sale fixed maturities with gross unrealized losses of $1,040.1 million. Principal Life’s consolidated portfolio consists of fixed maturities where 76% were investment grade (rated AAA through BBB-) with an average price of 89 (carrying value/amortized cost) at June 30, 2011. Gross unrealized losses in our fixed maturities portfolio decreased during the six months ended June 30, 2011, due to a tightening of credit spreads and a decrease in interest rates, primarily in the corporate and commercial mortgage-backed securities sectors.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

3.  Investments — (continued)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 455 securities with a carrying value of $3,551.4 million and unrealized losses of $75.8 million reflecting an average price of 98 at June 30, 2011. Of this portfolio, 90% was investment grade (rated AAA through BBB-) at June 30, 2011, with associated unrealized losses of $59.5 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 648 securities with a carrying value of $4,619.2 million and unrealized losses of $964.3 million. The average rating of this portfolio was BBB with an average price of 83 at June 30, 2011. Of the $964.3 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $470.5 million in unrealized losses with an average price of 69 and an average credit rating of BBB-. The remaining unrealized losses consist primarily of $330.7 million within the corporate sector at June 30, 2011. The average price of the corporate sector was 89 and the average credit rating was BBB. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at June 30, 2011.

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
June 30, 2011
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

	June 30, 2011	December 31, 2010
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$1,838.9	$1,197.7
Noncredit component of impairment losses on fixed maturities, available-for-sale	(286.4)	(334.5)
Net unrealized gains (losses) on equity securities, available-for-sale	7.1	(10.1)
Adjustments for assumed changes in amortization patterns	(429.3)	(273.8)
Adjustments for assumed changes in policyholder liabilities	(173.9)	(212.4)
Net unrealized gains on derivative instruments	34.9	53.5
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	129.7	145.2
Provision for deferred income taxes	(362.2)	(169.0)
Effects of implementation of accounting change related to variable interest entities, net	—	10.7
Effects of electing fair value option for fixed maturities upon implementation of accounting changes related to embedded credit derivatives, net	—	25.4
Net unrealized gains on available-for-sale securities and derivative instruments	$758.8	$432.7

(1)          Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
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

	June 30, 2011	December 31, 2010
	(in millions)

Commercial mortgage loans	$9,430.7	$9,689.6
Residential mortgage loans	1,492.1	1,556.6
Total amortized cost	10,922.8	11,246.2

Valuation allowance	(114.3)	(121.1)
Total carrying value	$10,808.5	$11,125.1

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $33.1 million and $75.2 million of residential mortgage loans during the three and six months ended June 30, 2011, respectively. We sold $12.4 million and $28.4 million of residential mortgage loans during the three and six months ended June 30, 2011, respectively.

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. Commercial mortgage loans represent a primary area of credit risk exposure.

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2011		December 31, 2010
	Amortized cost	Percent of total	Amortized cost	Percent of total
	($ in millions)
Geographic distribution
New England	$446.7	4.7%	$430.3	4.5%
Middle Atlantic	1,636.6	17.4	1,648.4	17.0
East North Central	708.7	7.5	841.1	8.7
West North Central	423.8	4.5	466.7	4.8
South Atlantic	2,307.1	24.5	2,358.1	24.3
East South Central	234.1	2.5	231.5	2.4
West South Central	542.8	5.8	548.6	5.7
Mountain	634.3	6.7	691.0	7.1
Pacific	2,487.3	26.3	2,464.5	25.4
International	9.3	0.1	9.4	0.1
Total	$9,430.7	100.0%	$9,689.6	100.0%
Property type distribution
Office	$2,804.1	29.7%	$2,886.2	29.8%
Retail	2,463.3	26.1	2,503.0	25.8
Industrial	2,222.5	23.6	2,334.5	24.1
Apartments	1,125.0	11.9	1,138.1	11.7
Hotel	461.5	4.9	471.8	4.9
Mixed use/other	354.3	3.8	356.0	3.7
Total	$9,430.7	100.0%	$9,689.6	100.0%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

3.  Investments — (continued)

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $661.9 million and $719.3 million and first lien mortgages with an amortized cost of $830.2 million and $837.3 million as of June 30, 2011 and December 31, 2010, respectively. Most of our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

Mortgage Loan Credit Monitoring

Commercial Credit Risk Profile Based on Internal Rating

We actively monitor and manage our commercial mortgage loan portfolio. All commercial mortgage loans are analyzed regularly and substantially all are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets. The model stresses expected cash flows at various levels and at different points in time depending on the durability of the income stream, which includes our assessment of factors such as location (macro and micro markets), tenant quality and lease expirations. Our internal rating analysis presents expected losses in terms of an S&P bond equivalent rating. As the credit risk for commercial mortgage loans increases, we adjust our internal ratings downwards with loans in the category “B+ and below” having the highest risk for credit loss. Internal ratings on commercial mortgage loans are updated at least annually and potentially more often for certain loans with material changes in collateral value or occupancy and for loans on an internal “watch list”.

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

Our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	June 30, 2011
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$5,078.1	$309.3	$5,387.4
BBB+ thru BBB-	2,344.8	248.9	2,593.7
BB+ thru BB-	659.6	19.9	679.5
B+ and below	766.4	3.7	770.1
Total	$8,848.9	$581.8	$9,430.7

	December 31, 2010
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$4,781.8	$324.7	$5,106.5
BBB+ thru BBB-	2,636.1	249.5	2,885.6
BB+ thru BB-	726.1	38.5	764.6
B+ and below	929.0	3.9	932.9
Total	$9,073.0	$616.6	$9,689.6

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

3.  Investments — (continued)

Our performing and non-performing residential mortgage loans were as follows:

	June 30, 2011
	Home equity	First liens	Total
	(in millions)
Performing	$646.4	$803.0	$1,449.4
Nonperforming	15.5	27.2	42.7
Total	$661.9	$830.2	$1,492.1

	December 31, 2010
	Home equity	First liens	Total
	(in millions)
Performing	$705.0	$811.6	$1,516.6
Nonperforming	14.3	25.7	40.0
Total	$719.3	$837.3	$1,556.6

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

Mortgage loans on non-accrual status were as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Commercial:
Brick and mortar	$93.9	$67.1
Residential:
Home equity	15.5	14.3
First liens	16.3	15.7
Total	$125.7	$97.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

3.  Investments — (continued)

The aging of mortgage loans and mortgage loans that were 90 days or more past due and still accruing interest were as follows:

	June 30, 2011
	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$9.5	$26.0	$35.5	$8,813.4	$8,848.9	$—
Commercial-CTL	—	—	—	—	581.8	581.8	—
Residential-home equity	6.7	4.2	8.7	19.6	642.3	661.9	—
Residential-first liens	20.6	5.0	25.7	51.3	778.9	830.2	10.9
Total	$27.3	$18.7	$60.4	$106.4	$10,816.4	$10,922.8	$10.9

	December 31, 2010
	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$22.5	$9.1	$31.6	$9,041.4	$9,073.0	$—
Commercial-CTL	—	—	—	—	616.6	616.6	—
Residential-home equity	9.3	4.5	9.2	23.0	696.3	719.3	—
Residential-first liens	19.1	8.5	23.0	50.6	786.7	837.3	10.0
Total	$28.4	$35.5	$41.3	$105.2	$11,141.0	$11,246.2	$10.0

Mortgage Loan Valuation Allowance

We establish a valuation allowance to provide for the risk of credit losses inherent in our portfolio. The valuation allowance includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar risk characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss may occur. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a valuation allowance is established equal to the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is based on either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or fair value of the collateral. Subsequent changes in the estimated value are reflected in the valuation allowance. Amounts on loans deemed to be uncollectible are charged off and removed from the valuation allowance. The change in the valuation allowance provision is included in net realized capital gains (losses) on our consolidated statements of operations.

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
June 30, 2011
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

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	For the three months ended June 30, 2011
	Commercial	Residential	Total
	(in millions)
Beginning balance	$85.1	$39.6	$124.7
Provision	6.2	7.6	13.8
Charge-offs	(15.8)	(9.2)	(25.0)
Recoveries	0.1	0.6	0.7
Effect of exchange rates	—	0.1	0.1
Ending balance	$75.6	$38.7	$114.3

	For the six months ended, June 30, 2011
	Commercial	Residential	Total
	(in millions)
Beginning balance	$80.6	$40.5	$121.1
Provision	13.1	13.9	27.0
Charge-offs	(18.2)	(17.2)	(35.4)
Recoveries	0.1	1.5	1.6
Ending balance	$75.6	$38.7	$114.3
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$6.4	$4.3	$10.7
Collectively evaluated for impairment	69.2	34.4	103.6
Allowance ending balance	$75.6	$38.7	$114.3
Loan balance by basis of impairment method:
Individually evaluated for impairment	$28.0	$23.6	$51.6
Collectively evaluated for impairment	9,402.7	1,468.5	10,871.2
Loan ending balance	$9,430.7	$1,492.1	$10,922.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

3.  Investments — (continued)

Impaired Mortgage Loans

Impaired mortgage loans are loans with a related specific valuation allowance, loans whose carrying amount has been reduced to the expected collectible amount because the impairment has been considered other than temporary or a loan modification has been classified as a TDR. Based on an assessment as to the collectability of the principal, a determination is made to apply any payments received either against the principal or according to the contractual terms of the loan. Our recorded investment in and unpaid principal balance of impaired loans along with the related loan specific allowance for losses, if any, and the average recorded investment and interest income recognized during the time the loans were impaired were as follows:

	June 30, 2011
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$49.1	$61.1	$—
Residential-first liens	4.2	4.1	—
With an allowance recorded:
Commercial-brick and mortar	28.0	28.0	6.4
Residential-home equity	13.1	12.8	2.2
Residential-first liens	10.5	10.4	2.1
Total:
Commercial	$77.1	$89.1	$6.4
Residential	$27.8	$27.3	$4.3

	December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$22.5	$28.9	$—
Residential-first liens	5.3	5.2	—
With an allowance recorded:
Commercial-brick and mortar	29.8	29.7	9.1
Residential-home equity	11.5	11.2	2.3
Residential-first liens	10.0	9.9	3.0
Total:
Commercial	$52.3	$58.6	$9.1
Residential	$26.8	$26.3	$5.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

3.  Investments — (continued)

	For the three months ended June 30, 2011		For the six months ended June 30, 2011
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$36.5	$0.2	$35.8	$0.5
Residential-first liens	4.0	—	4.7	—
With an allowance recorded:
Commercial-brick and mortar	34.0	0.4	28.9	0.6
Residential-home equity	12.5	0.2	12.3	0.3
Residential-first liens	10.9	—	10.3	0.1
Total:
Commercial	$70.5	$0.6	$64.7	$1.1
Residential	$27.4	$0.2	$27.3	$0.4

Securities Posted as Collateral

We posted $1,345.9 million in fixed maturities, available-for-sale securities at June 30, 2011, to satisfy collateral requirements primarily associated with our derivative credit support annex (collateral) agreements and a reinsurance arrangement. In addition, we posted $1,602.1 million in commercial mortgage loans as of June 30, 2011, to satisfy collateral requirements associated with our obligation under funding agreements with the Federal Home Loan Bank of Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and commercial mortgage loans, respectively, on our consolidated statements of financial position.

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
June 30, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

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
June 30, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

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

We have fixed deferred annuities that credit interest based on changes in an external equity index. We also have certain variable annuity products with a GMWB rider, which provides that the contractholder will receive at least their principal deposit back through withdrawals of up to a specified annual amount, even if the account value is reduced to zero. Declines in the equity markets may increase our exposure to benefits under contracts with the GMWB. We economically hedge the exposure in these annuity contracts, as previously explained.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

We posted $373.2 million and $376.8 million in cash and securities under collateral arrangements as of June 30, 2011 and December 31, 2010, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the rating on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of June 30, 2011 and December 31, 2010, was $1,245.7 million and $1,262.0 million, respectively. With respect to these derivatives, we posted collateral of $373.2 million and $376.8 million as of June 30, 2011 and December 31, 2010, respectively, in the normal course of business, which reflects netting under derivative credit support annex agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2011, we would be required to post an additional $53.8 million of collateral to our counterparties.

As of June 30, 2011 and December 31, 2010, we had received $201.0 million and $249.2 million, respectively, of cash collateral associated with our derivative credit support annex agreements. The cash collateral is included in other assets on the consolidated statements of financial position, with a corresponding liability reflecting our obligation to return the collateral recorded in other liabilities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
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

	June 30, 2011	December 31, 2010
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$19,249.8	$19,803.0
Interest rate collars	500.0	500.0
Futures	216.9	0.8
Swaptions	68.5	68.5
Foreign exchange contracts:
Foreign currency swaps	4,027.7	4,615.2
Currency forwards	70.7	72.3
Equity contracts:
Options	1,208.8	997.5
Futures	169.5	—
Credit contracts:
Credit default swaps	1,530.2	1,482.4
Other contracts:
Embedded derivative financial instruments	4,336.8	3,991.6
Total notional amounts at end of period	$31,378.9	$31,531.3

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$566.7	$607.1
Interest rate collars	2.5	1.7
Swaptions	—	0.1
Foreign exchange contracts:
Foreign currency swaps	432.3	493.2
Currency forwards	2.6	3.3
Equity contracts:
Options	63.2	64.9
Credit contracts:
Credit default swaps	6.3	6.7
Total gross credit exposure	1,073.6	1,177.0
Less: collateral received	201.0	249.2
Net credit exposure	$872.6	$927.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$68.4	$66.6	$427.3	$405.4
Foreign exchange contracts	359.8	390.8	183.2	142.5
Total derivatives designated as hedging instruments	$428.2	$457.4	$610.5	$547.9

Derivatives not designated as hedging instruments
Interest rate contracts	$448.9	$488.4	$418.0	$459.5
Foreign exchange contracts	72.6	65.8	33.5	60.4
Equity contracts	63.1	64.9	33.2	31.7
Credit contracts	6.3	6.7	174.9	171.7
Other contracts	—	—	207.0	145.7
Total derivatives not designated as hedging instruments	$590.9	$625.8	$866.6	$869.0

Total derivative instruments	$1,019.1	$1,083.2	$1,477.1	$1,416.9

(1)         The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)         The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $49.2 million and $6.6 million as of June 30, 2011 and December 31, 2010, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $10.0 million as of both June 30, 2011 and December 31, 2010. These purchased credit derivative transactions had a net liability fair value of $0.8 million as of both June 30, 2011 and December 31, 2010. Our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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
June 30, 2011
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

	June 30, 2011
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$125.0	$(0.2)	$125.0	3.5
A	539.0	1.0	539.0	2.5
BBB	80.0	0.2	80.0	1.3
Structured finance
B	9.9	(7.4)	9.9	1.0
C	32.0	(27.1)	32.0	9.4
Near default	3.8	(3.7)	3.8	4.0
Total single name credit default swaps	789.7	(37.2)	789.7	2.8

Basket and index credit default swaps
Corporate debt
A	6.0	—	6.0	0.5
CCC	135.0	(108.2)	135.0	5.7
CC	15.0	(7.0)	15.0	1.5
Government/municipalities
A	40.0	(8.0)	40.0	4.9
Structured finance
AA	20.0	(4.0)	20.0	3.9
BBB	5.0	(1.6)	5.0	14.4
Total basket and index credit default swaps	221.0	(128.8)	221.0	5.2
Total credit default swap protection sold	$1,010.7	$(166.0)	$1,010.7	3.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

	June 30, 2011
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BB	$16.7	$16.7	5.5
CCC	25.0	22.7	2.0
CC	12.0	2.7	4.5
Total corporate debt	53.7	42.1	3.6
Structured finance
AA	5.5	5.5	7.8
BBB	27.2	23.8	5.0
BB	15.0	13.4	3.0
B	11.0	11.0	5.9
CCC	7.0	7.2	5.4
C	0.7	0.7	9.4
Total structured finance	66.4	61.6	5.0
Total fixed maturities with credit derivatives	$120.1	$103.7	4.4

	December 31, 2010
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BB	$18.1	$18.1	6.0
CCC	50.0	46.2	2.1
CC	12.1	1.6	4.9
Total corporate debt	80.2	65.9	3.4
Structured finance
AA	5.2	5.2	5.8
BBB	26.8	23.1	5.5
BB	15.5	15.0	3.7
B	10.5	10.5	6.4
CCC	9.2	8.7	5.9
C	13.5	5.8	12.8
Total structured finance	80.7	68.3	6.6
Total fixed maturities with credit derivatives	$160.9	$134.2	5.0

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
June 30, 2011
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

Derivatives in fair value hedging	Amount of gain (loss) recognized in net income on derivatives for the three months ended June 30, (1)		Hedged items in fair value	Amount of gain (loss) recognized in net income on related hedged item for the three months ended June 30, (1)
relationships	2011	2010	hedging relationships	2011	2010
	(in millions)			(in millions)
Interest rate contracts	$(51.0)	$(116.8)	Fixed maturities, available-for-sale	$49.9	$113.8
Interest rate contracts	(1.2)	(4.8)	Investment-type insurance contracts	1.0	7.7
Foreign exchange contracts	(1.6)	6.3	Fixed maturities, available-for-sale	1.6	(5.6)
Foreign exchange contracts	7.1	(5.0)	Investment-type insurance contracts	(5.9)	7.0
Total	$(46.7)	$(120.3)	Total	$46.6	$122.9

Derivatives in fair value hedging	Amount of gain (loss) recognized in net income on derivatives for the six months ended June 30, (1)		Hedged items in fair value	Amount of gain (loss) recognized in net income on related hedged item for the six months ended June 30, (1)
relationships	2011	2010	hedging relationships	2011	2010
	(in millions)			(in millions)
Interest rate contracts	$(11.3)	$(153.3)	Fixed maturities, available-for-sale	$11.9	$149.9
Interest rate contracts	(2.2)	1.7	Investment-type insurance contracts	2.4	1.6
Foreign exchange contracts	(3.3)	10.9	Fixed maturities, available-for-sale	3.6	(9.6)
Foreign exchange contracts	14.4	(43.4)	Investment-type insurance contracts	(14.1)	44.7
Total	$(2.4)	$(184.1)	Total	$3.8	$186.6

(1)         The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the three months ended June 30,		Amount of gain (loss) for the six months ended June 30,
Hedged item	2011	2010	2011	2010
	(in millions)
Fixed maturities, available-for-sale (1)	$(40.3)	$(40.5)	$(80.1)	$(82.4)
Investment-type insurance contracts (2)	11.1	21.2	22.6	42.7

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

The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 9.0 years. At June 30, 2011, we had $68.4 million of gross unrealized gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. During the three and six months ended June 30, 2011 and 2010, there were no gross unrealized gains or losses reclassified from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows of a forecasted liability issuance were probable of not occurring.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Derivatives in cash flow hedging		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the three months ended June 30,		Location of gain (loss) reclassified from AOCI into net income	Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the three months ended June 30,
relationships	Related hedged item	2011	2010	(effective portion)	2011	2010
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(4.4)	$(20.8)	Net investment income	$1.8	$1.6
Interest rate contracts	Investment-type insurance contracts	9.7	40.9	Benefits, claims and settlement expenses	(0.2)	(0.2)
Interest rate contracts	Debt	—	—	Operating expense	(1.3)	(1.2)
Foreign exchange contracts	Fixed maturities, available-for-sale	(24.6)	173.8	Net investment income	—	—
Foreign exchange contracts	Investment-type insurance contracts	(60.6)	(167.7)	Benefits, claims and settlement expenses	(0.2)	(1.5)
				Net realized capital gains (losses)	25.5	—
Total		$(79.9)	$26.2	Total	$25.6	$(1.3)

Derivatives in cash flow hedging		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the six months ended June 30,		Location of gain (loss) reclassified from AOCI into net income	Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the six months ended June 30,
relationships	Related hedged item	2011	2010	(effective portion)	2011	2010
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$—	$(27.2)	Net investment income	$3.6	$3.3
Interest rate contracts	Investment-type insurance contracts	5.0	43.5	Benefits, claims and settlement expenses	(0.5)	(0.5)
Interest rate contracts	Debt	—	—	Operating expense	(2.6)	(2.3)
Foreign exchange contracts	Fixed maturities, available-for-sale	(67.4)	267.8	Net investment income	—	—
Foreign exchange contracts	Investment-type insurance contracts	(15.6)	(243.3)	Benefits, claims and settlement expenses	(1.7)	(3.0)
				Net realized capital gains (losses)	28.8	—
Total		$(78.0)	$40.8	Total	$27.6	$(2.5)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the three months ended June 30,		Amount of gain (loss) for the six months ended June 30,
Hedged item	2011	2010	2011	2010
	(in millions)
Fixed maturities, available-for-sale (1)	$2.4	$2.0	$5.4	$6.0
Investment-type insurance contracts (2)	(3.7)	(3.3)	(6.3)	(7.3)

(1)         Reported in net investment income on the consolidated statements of operations.

(2)         Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.1 and $1.1 million for the three months ended June 30, 2011 and 2010, respectively, and $0.2 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively.

We expect to reclassify net losses of $0.5 million from AOCI into net income in the next 12 months, which includes both net deferred losses on discontinued hedges and on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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

	Amount of gain (loss) recognized in net income on derivatives for the three months ended June 30,		Amount of gain (loss) recognized in net income on derivatives for the six months ended June 30,
Derivatives not designated as hedging instruments	2011	2010	2011	2010
	(in millions)
Interest rate contracts	$11.7	$(5.2)	$16.0	$17.9
Foreign exchange contracts	(30.0)	(57.3)	(11.0)	(78.9)
Equity contracts	9.9	65.6	(12.7)	50.9
Credit contracts	5.4	(19.1)	3.0	(17.2)
Other contracts	(51.0)	(75.6)	(56.0)	(67.7)
Total	$(54.0)	$(91.6)	$(60.7)	$(95.0)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

5.  Income Taxes

The effective income tax rate for the three and six months ended June 30, 2011, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received, taxes on our share of earnings generated from equity method investments reflected in net investment income and the inclusion of income attributable to noncontrolling interest in income before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

The effective income tax rate for the three months ended June 30, 2010, was lower than the U.S. statutory rate primarily due to a realized capital gain on the restructuring of an equity method investment that is eligible for the indefinite investment exception and income tax deductions allowed for corporate dividends received.

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

The Internal Revenue Service (“IRS”) previously completed examination of our consolidated federal income tax returns for years prior to 2004. During the second quarter of 2011, the IRS completed its examination of tax years 2004 through 2008 resulting in proposed assessments. We do not expect the results of these audits or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur. Consistent with December 31, 2010, we do not believe there is a reasonable possibility that the total amount of our unrecognized tax benefits will significantly increase or decrease in the next twelve months.

6.  Employee and Agent Benefits

Components of Net Periodic Benefit Cost

	Pension benefits		Other postretirement benefits
	For the three months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$10.9	$11.4	$0.3	$2.8
Interest cost	27.2	26.4	2.2	5.3
Expected return on plan assets	(29.3)	(24.6)	(8.8)	(7.5)
Amortization of prior service benefit	(2.5)	(2.5)	(7.4)	(0.5)
Recognized net actuarial loss	13.3	16.9	0.1	1.2
Amounts recognized due to special events	(0.4)	—	(1.7)	—
Net periodic benefit cost (income)	$19.2	$27.6	$(15.3)	$1.3

	Pension benefits		Other postretirement benefits
	For the six months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$21.8	$22.8	$0.6	$5.6
Interest cost	54.0	52.8	4.4	10.6
Expected return on plan assets	(57.5)	(49.2)	(17.3)	(15.0)
Amortization of prior service benefit	(5.0)	(5.0)	(14.8)	(1.0)
Recognized net actuarial loss	29.0	33.8	0.2	2.4
Amounts recognized due to special events	(0.7)	—	(2.9)	—
Net periodic benefit cost (income)	$41.6	$55.2	$(29.8)	$2.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

6.  Employee and Agent Benefits — (continued)

Impact from Exit of Group Medical Insurance Business

Our September 30, 2010, announcement to exit the group medical insurance business resulted in a curtailment associated with the pension and other postretirement benefits of the impacted employees. We have determined that the curtailment will result in a gain, which will be recognized quarterly in our consolidated financial statements as impacted employees are terminated. During the three and six months ended June 30, 2011, the curtailment gain recognized was $0.4 million and $0.7 million for the pension benefits, respectively, and $1.7 million and $2.9 million for the other postretirement benefits, respectively, from the accelerated recognition of the existing prior service benefits.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2011 will be zero so we will not be required to fund our qualified pension plan during 2011. However, it is possible that we may fund the qualified and nonqualified pension plans in 2011 for a combined total of $60.0 million to $90.0 million. During the three and six months ended June 30, 2011, we contributed $16.2 million and $32.4 million to these plans, respectively.

7.  Contingencies, Guarantees and Indemnifications

Litigation and Regulatory Contingencies

We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, life, health and disability insurance. Some of the lawsuits may be class actions, or purport to be, and some may include claims for unspecified or substantial punitive and treble damages.

We may discuss such litigation in one of three ways. We accrue a charge to income and disclose legal matters for which the chance of loss is probable and for which the amount of loss can be reasonably estimated. We may disclose contingencies for which the chance of loss is reasonably possible, and provide an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. Finally, we may voluntarily disclose loss contingencies for which the chance of loss is remote in order to provide information concerning matters that potentially expose us to possible losses.

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

On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life. Principal Life’s motion to transfer venue was granted and the case is now pending in the Southern District of Iowa. The complaint alleged, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives “revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans” and allegedly failed to use the revenue to defray the expenses of the services provided to the plans. Plaintiff further alleged that these acts constitute prohibited transactions under ERISA. Plaintiff sought to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained “revenue sharing” fees from mutual funds. On August 27, 2008, the plaintiff’s motion for class certification was denied. On June 13, 2011, the court entered a consent judgment resolving the claims of the plaintiff. On July 12, 2011, plaintiff filed a notice of appeal related to the issue of the denial of class certification. Principal Life continues to aggressively defend the lawsuit.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

7.  Contingencies, Guarantees and Indemnifications — (continued)

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

On December 2, 2009 and December 4, 2009, two plaintiffs, Cruise and Mullaney, each filed putative class action lawsuits in the United States District Court for the Southern District of New York against us, Principal Life, Principal Global Investors, LLC, and Principal Real Estate Investors, LLC (the “Cruise/Mullaney Defendants”). The lawsuits alleged the Cruise/Mullaney Defendants failed to manage the Principal U.S. Property Separate Account (“PUSPSA”) in the best interests of investors, improperly imposed a “withdrawal freeze” on September 26, 2008, and instituted a “withdrawal queue” to honor withdrawal requests as sufficient liquidity became available. Plaintiffs allege these actions constitute a breach of fiduciary duties under ERISA. Plaintiffs seek to certify a class including all qualified ERISA plans and the participants of those plans that invested in PUSPSA between September 26, 2008, and the present that have suffered losses caused by the queue. The two lawsuits, as well as two subsequently filed complaints asserting similar claims, have been consolidated and are now known as In re Principal U.S. Property Account Litigation. On April 22, 2010, an order was entered granting the motion made by the Cruise/Mullaney Defendants for change of venue to the United States District Court for the Southern District of Iowa. Plaintiffs filed an Amended Consolidated Complaint adding five new plaintiffs on November 22, 2010, and the Cruise/Mullaney Defendants moved to dismiss the amended complaint  The court denied the Cruise/Mullaney Defendants’ motion to dismiss on May 17, 2011. The Cruise/Mullaney Defendants are aggressively defending the lawsuit.

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of June 30, 2011, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

We believe all of the litigation contingencies discussed above involve a chance of loss that is either remote or reasonably possible. All of these matters involve unspecified claim amounts, in which the respective plaintiffs seek an indeterminate amount of damages. To the extent such matters present a reasonably possible chance of loss, we are not able to estimate the possible loss or range of loss associated therewith.

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at June 30, 2011.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary and joint ventures. These agreements generally expire through 2019. The maximum exposure under these agreements as of June 30, 2011, was approximately $220.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
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

8.  Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2010	3.0	10.0	319.0
Shares issued	—	—	0.9
Treasury stock acquired	—	—	(0.1)
Outstanding shares at June 30, 2010	3.0	10.0	319.8

Outstanding shares at January 1, 2011	3.0	10.0	320.4
Shares issued	—	—	1.2
Treasury stock acquired	—	—	(7.9)
Outstanding shares at June 30, 2011	3.0	10.0	313.7

In May 2011, our Board of Directors reinstated the November 2007 share repurchase program, which had previously been suspended.

Comprehensive Income

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Net income	$289.9	$144.2	$513.0	$347.8
Net change in unrealized gains on fixed maturities, available-for-sale	302.4	799.7	568.3	1,762.3
Net change in noncredit component of impairment losses on fixed maturities, available-for-sale (1)	9.7	(52.6)	48.1	(58.0)
Net change in unrealized gains (losses) on equity securities, available-for-sale	5.3	(7.6)	17.2	(6.3)
Net change in unrealized losses on equity method subsidiaries and noncontrolling interest adjustments	(14.7)	(68.4)	(11.6)	(92.5)
Adjustments for assumed changes in amortization patterns	(78.8)	(173.9)	(142.7)	(377.4)
Adjustments for assumed changes in policyholder liabilities	12.8	(90.5)	38.5	(133.9)
Net change in unrealized gains (losses) on derivative instruments	(9.4)	48.0	(18.0)	49.1
Change in net foreign currency translation adjustment	66.2	(74.5)	94.0	(80.3)
Change in unrecognized postretirement benefit obligation	(33.8)	15.0	41.9	30.2
Provision for deferred income taxes	(86.4)	(168.5)	(209.3)	(412.9)
Comprehensive income	$463.2	$370.9	$939.4	$1,028.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

8.  Stockholders’ Equity — (continued)

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

Fair Value of Financial Instruments

The carrying value and estimated fair value of financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$48,947.5	$48,947.5	$48,636.3	$48,636.3
Fixed maturities, trading	954.7	954.7	1,120.3	1,120.3
Equity securities, available-for-sale	156.1	156.1	169.9	169.9
Equity securities, trading	429.0	429.0	316.9	316.9
Mortgage loans	10,808.5	11,143.4	11,125.1	11,197.8
Policy loans	890.3	994.8	903.9	1,012.1
Other investments	363.5	363.5	311.3	311.3
Cash and cash equivalents	2,169.6	2,169.6	1,877.4	1,877.4
Derivative assets	1,019.1	1,019.1	1,083.2	1,083.2
Separate account assets	73,077.1	73,077.1	69,555.3	69,555.3
Cash collateral	206.7	206.7	236.0	236.0
Investment-type insurance contracts	(31,835.7)	(31,721.9)	(32,720.1)	(32,828.6)
Short-term debt	(107.9)	(107.9)	(107.9)	(107.9)
Long-term debt	(1,582.1)	(1,779.7)	(1,583.7)	(1,756.3)
Separate account liabilities	(65,548.9)	(64,464.2)	(62,681.4)	(61,594.1)
Derivative liabilities	(1,273.9)	(1,273.9)	(1,274.5)	(1,274.5)
Bank deposits	(2,127.5)	(2,135.4)	(2,161.2)	(2,172.9)
Cash collateral payable	(203.2)	(203.2)	(236.0)	(236.0)
Other liabilities	(252.4)	(252.4)	(250.3)	(250.3)

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
June 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available, which are reflected in Level 3 and can include fixed maturities across all asset classes. These models primarily use projected cash flows discounted using a rate derived from market interest rate curves and relevant risk spreads. As of June 30, 2011, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

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
June 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

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
June 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

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
June 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

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
June 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of June 30, 2011
	Assets / (liabilities) measured at fair	Fair value hierarchy level
	value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$752.2	$35.0	$717.2	$—
Non-U.S. governments	851.1	—	827.8	23.3
States and political subdivisions	2,852.0	—	2,852.0	—
Corporate	33,781.0	92.5	33,153.9	534.6
Residential mortgage-backed pass-through securities	3,200.7	—	3,200.7	—
Commercial mortgage-backed securities	3,861.9	—	3,850.6	11.3
Collateralized debt obligations	332.6	—	221.7	110.9
Other debt obligations	3,316.0	—	3,278.9	37.1
Total fixed maturities, available-for-sale	48,947.5	127.5	48,102.8	717.2
Fixed maturities, trading	954.7	121.7	611.5	221.5
Equity securities, available-for-sale	156.1	104.9	2.8	48.4
Equity securities, trading	429.0	310.8	118.2	—
Derivative assets (1)	1,019.1	—	985.4	33.7
Other investments (2)	208.8	19.4	82.0	107.4
Cash equivalents (3)	1,383.7	207.3	1,176.4	—
Sub-total excluding separate account assets	53,098.9	891.6	51,079.1	1,128.2

Separate account assets	73,077.1	50,233.7	18,939.0	3,904.4
Total assets	$126,176.0	$51,125.3	$70,018.1	$5,032.6

Liabilities
Investment-type insurance contracts (4)	$(49.2)	$—	$—	$(49.2)
Derivative liabilities (1)	(1,273.9)	—	(1,095.1)	(178.8)
Other liabilities (4)	(252.4)	—	(73.6)	(178.8)
Total liabilities	$(1,575.5)	$—	$(1,168.7)	$(406.8)

Net assets (liabilities)	$124,600.5	$51,125.3	$68,849.4	$4,625.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
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

(1)         Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. Refer to Note 4, Derivative Financial Instruments, for further information on fair value by class of derivative instruments. Our derivatives are primarily Level 2, with the exception of certain credit default swaps and other swaps that are Level 3.

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
June 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

Changes in Level 3 fair value measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended June 30, 2011							Changes in
	Beginning asset /	Total realized/unrealized gains (losses)		Purchases, sales,			Ending asset / (liability)	unrealized gains (losses) included in net
	(liability) balance as of March 31, 2011	Included in net income (1)	Included in other comprehensive income	issuances and settlements (5)	Transfers into Level 3	Transfers out of Level 3	balance as of June 30, 2011	income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$24.5	$—	$0.2	$(1.4)	$—	$—	$23.3	$—
Corporate	545.2	(1.0)	(4.6)	(23.4)	18.4	—	534.6	(1.1)
Commercial mortgage-backed securities	19.0	—	(0.3)	(0.3)	—	(7.1)	11.3	—
Collateralized debt obligations	111.1	(0.8)	0.6	—	—	—	110.9	(0.7)
Other debt obligations	88.5	—	0.4	(28.9)	8.2	(31.1)	37.1	—
Total fixed maturities, available-for-sale	788.3	(1.8)	(3.7)	(54.0)	26.6	(38.2)	717.2	(1.8)
Fixed maturities, trading	269.6	(0.3)	—	(28.4)	—	(19.4)	221.5	(0.4)
Equity securities, available-for-sale	48.2	(4.5)	4.7	—	—	—	48.4	(4.5)
Derivative assets	39.4	5.7	(0.1)	(11.3)	—	—	33.7	5.7
Other investments	122.2	—	—	(14.8)	—	—	107.4	—
Separate account assets (2)	3,799.5	161.9	0.2	(52.3)	—	(4.9)	3,904.4	161.9

Liabilities
Investment-type insurance contracts	(4.2)	(51.9)	—	6.9	—	—	(49.2)	(53.5)
Derivative liabilities	(185.0)	5.5	0.4	0.3	—	—	(178.8)	6.3
Other liabilities (3)	(158.9)	(6.1)	(9.3)	(4.5)	—	—	(178.8)	(6.1)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

	For the three months ended June 30, 2010						Changes in
	Beginning asset /	Total realized/unrealized gains (losses)		Purchases, sales,		Ending asset / (liability)	unrealized gains (losses) included in
	(liability) balance as of March 31, 2010	Included in net income (1)	Included in other comprehensive income	issuances and settlements (4)	Transfers in (out) of Level 3	balance as of June 30, 2010	net income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$24.5	$—	$—	$0.1	$—	$24.6	$—
State and political subdivisions	—	—	0.9	—	11.5	12.4	—
Corporate	716.5	13.2	3.4	(72.1)	(33.0)	628.0	7.0
Commercial mortgage-backed securities	47.7	—	0.5	(1.6)	(19.5)	27.1	—
Collateralized debt obligations	273.9	(3.2)	(10.3)	(31.1)	(63.7)	165.6	(3.2)
Other debt obligations	112.1	—	2.0	5.9	(37.8)	82.2	—
Total fixed maturities, available-for-sale	1,174.7	10.0	(3.5)	(98.8)	(142.5)	939.9	3.8
Fixed maturities, trading	267.5	(5.9)	—	(21.0)	—	240.6	(6.1)
Equity securities, available-for-sale	42.9	(0.3)	(3.7)	4.8	0.1	43.8	(0.3)
Derivative assets	42.8	(5.3)	—	(0.1)	—	37.4	(5.3)
Other investments	117.3	17.2	—	(4.1)	—	130.4	17.2
Separate account assets(2)	4,068.7	80.5	(0.4)	(215.2)	26.8	3,960.4	79.1

Liabilities
Investment-type insurance contracts	(8.5)	(76.2)	—	6.5	—	(78.2)	(75.2)
Derivative liabilities	(209.1)	(25.8)	(1.5)	—	—	(236.4)	(24.1)
Other liabilities (3)	(143.5)	10.4	(7.7)	(4.5)	—	(145.3)	10.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

	For the six months ended June 30, 2011							Changes in
	Beginning asset / liability)	Total realized/unrealized gains (losses)		Purchases, sales,			Ending asset / (liability)	unrealized gains (losses) included in net
	balance as of December 31, 2010	Included in net income (1)	Included in other comprehensive income	issuances and settlements(5)	Transfers into Level 3	Transfers out of Level 3	balance as of June 30, 2011	income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$24.5	$—	$0.2	$(1.4)	$—	$—	$23.3	$—
Corporate	552.1	(8.9)	0.1	(34.6)	45.9	(20.0)	534.6	(2.3)
Commercial mortgage-backed securities	16.2	—	2.3	(0.1)	—	(7.1)	11.3	—
Collateralized debt obligations	109.3	(11.1)	15.3	(1.3)	—	(1.3)	110.9	(0.7)
Other debt obligations	88.8	—	0.9	(30.1)	8.6	(31.1)	37.1	—
Total fixed maturities, available-for-sale	790.9	(20.0)	18.8	(67.5)	54.5	(59.5)	717.2	(3.0)
Fixed maturities, trading	269.1	(4.4)	—	(23.8)	—	(19.4)	221.5	(3.6)
Equity securities, available-for-sale	43.2	(4.5)	9.7	—	—	—	48.4	(4.5)
Derivative assets	33.3	12.0	(0.2)	(11.4)	—	—	33.7	10.7
Other investments	128.3	(2.1)	—	(18.8)	—	—	107.4	(2.1)
Separate account assets (2)	3,771.5	235.6	(0.1)	(69.6)	3.1	(36.1)	3,904.4	231.1

Liabilities
Investment-type insurance contracts	(6.6)	(56.4)	—	13.8	—	—	(49.2)	(56.2)
Derivative liabilities	(181.5)	6.9	2.4	(6.6)	—	—	(178.8)	8.8
Other liabilities (3)	(156.8)	(1.7)	(9.1)	(11.2)	—	—	(178.8)	(1.7)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

	For the six months ended June 30, 2010						Changes in
	Beginning asset / (liability)	Total realized/unrealized gains (losses)		Purchases, sales,		Ending asset / (liability)	unrealized gains (losses) included in
	balance as of December 31, 2009	Included in net income (1)	Included in other comprehensive income	issuances and settlements (4)	Transfers in (out) of Level 3	balance as of June 30, 2010	net income relating to positions still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$16.1	$—	$0.1	$8.4	$—	$24.6	$—
State and political subdivisions	11.5	—	0.9	—	—	12.4	—
Corporate	737.3	17.6	11.2	(142.3)	4.2	628.0	1.3
Commercial mortgage-backed securities	34.3	—	1.0	11.3	(19.5)	27.1	—
Collateralized debt obligations	296.8	(14.8)	12.1	(42.7)	(85.8)	165.6	(3.2)
Other debt obligations	76.6	—	3.0	40.4	(37.8)	82.2	—
Total fixed maturities, available-for-sale	1,172.6	2.8	28.3	(124.9)	(138.9)	939.9	(1.9)
Fixed maturities, trading	63.5	1.4	—	175.7	—	240.6	1.1
Equity securities, available-for-sale	71.7	2.5	(10.4)	(18.5)	(1.5)	43.8	2.5
Derivative assets	54.4	(14.3)	—	(2.7)	—	37.4	(13.2)
Other investments	—	20.9	—	109.5	—	130.4	20.9
Separate account assets (2)	4,120.7	58.2	(0.6)	(237.2)	19.3	3,960.4	58.1

Liabilities
Investment-type insurance contracts	(23.6)	(68.2)	—	13.6	—	(78.2)	(68.0)
Derivative liabilities	(93.7)	(21.3)	(2.3)	(119.1)	—	(236.4)	(21.4)
Other liabilities (3)	(89.1)	10.8	(27.5)	(39.5)	—	(145.3)	10.7

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

(5)          Gross purchases, sales, issuances and settlements were:

	For the three months ended June 30, 2011
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$2.5	$(3.9)	$—	$—	$(1.4)
Corporate	0.8	—	—	(24.2)	(23.4)
Commercial mortgage-backed securities	—	—	—	(0.3)	(0.3)
Other debt obligations	—	—	—	(28.9)	(28.9)
Total fixed maturities, available-for-sale	3.3	(3.9)	—	(53.4)	(54.0)
Fixed maturities, trading	—	(0.4)	—	(28.0)	(28.4)
Derivative assets	0.8	(12.1)	—	—	(11.3)
Other investments	—	—	—	(14.8)	(14.8)
Separate account assets	38.2	(79.9)	2.3	(12.9)	(52.3)

Liabilities
Investment-type insurance contracts	—	—	5.7	1.2	6.9
Derivative liabilities	(0.5)	0.8	—	—	0.3
Other liabilities	—	—	—	(4.5)	(4.5)

	For the six months ended June 30, 2011
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$2.5	$(3.9)	$—	$—	$(1.4)
Corporate	8.4	(16.5)	—	(26.5)	(34.6)
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Collateralized debt obligations	0.3	(0.4)	—	(1.2)	(1.3)
Other debt obligations	—	—	—	(30.1)	(30.1)
Total fixed maturities, available-for-sale	11.2	(20.8)	—	(57.9)	(67.5)
Fixed maturities, trading	10.0	(5.7)	—	(28.1)	(23.8)
Derivative assets	0.8	(12.2)	—	—	(11.4)
Other investments	—	—	—	(18.8)	(18.8)
Separate account assets	73.4	(124.6)	2.3	(20.7)	(69.6)

Liabilities
Investment-type insurance contracts	—	—	12.0	1.8	13.8
Derivative liabilities	(9.9)	3.3	—	—	(6.6)
Other liabilities	(2.1)	—	—	(9.1)	(11.2)

Transfers

Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

Assets transferred into Level 3 during the three months ended June 30, 2011 and 2010, were $26.6 million and $64.5 million, respectively, and during the six months ended June 30, 2011 and 2010, were $57.6 million and $154.5 million, respectively. The majority of assets transferred into Level 3 include assets added to our “watch list” that were previously priced using a matrix pricing valuation approach that may no longer be relevant when applied to asset-specific situations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

Assets transferred out of Level 3 during the three months ended June 30, 2011 and 2010 were $62.5 million and $180.1 million, respectively, and during the six months ended June 30, 2011 and 2010, were $115.0 million and $275.6 million, respectively. The majority of assets that transferred out of Level 3 include those for which we are now able to obtain pricing from a recognized third party pricing vendor.

We had significant transfers of separate account assets between Level 1 and Level 2, primarily related to foreign equity securities. When these securities are valued at the local close price of the exchange where the assets traded, they are reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices and the fair value is reflected in Level 2. During the three and six months ended June 30, 2011, $3,549.7 million and $3,552.0 million, respectively, of separate account assets transferred out of Level 1 into Level 2. During both the three and six months ended June 30, 2010, $3,128.3 million of separate account assets transferred out of Level 1 into Level 2. During the six months ended June 30, 2010, $3,300.3 million of separate account assets transferred out of Level 2 into Level 1.

Other transfers into and out of Level 2 during the three and six months ended June 30, 2011 and 2010, primarily included those that transferred out of and into Level 3, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the six months ended June 30, 2011, certain mortgage loans had been marked to fair value of $97.4 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $14.8 million and $14.0 million for the three and six months ended June 30, 2011, respectively, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve at least one significant unobservable input.

During the six months ended June 30, 2011, certain mortgage servicing rights had been marked to fair value of $1.0 million. The net impact of impairments and subsequent improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net loss of $0.1 million and zero for the three and six months ended June 30, 2011, respectively, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

During the six months ended June 30, 2010, certain mortgage loans had been marked to fair value of $135.1 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $4.3 million and $12.8 million for the three and six months ended June 30, 2010, respectively, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve at least one significant unobservable input.

During the six months ended June 30, 2010, certain real estate had been written down to fair value of $1.4 million. This write down resulted in a loss of $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively, that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of real estate is estimated using appraised values that involve significant unobservable inputs.

During the six months ended June 30, 2010, certain mortgage servicing rights had been written down to fair value of $5.1 million. The net impact of impairments and improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net loss of $0.6 million for both the three and six months ended June 30, 2010, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

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

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $107.4 million and $105.5 million as of June 30, 2011, and $128.3 million and $124.4 million as of December 31, 2010, respectively. The change in fair value of the loans resulted in a zero and $17.2 million pre-tax gain for the three months ended June 30, 2011 and 2010, respectively, and a $(2.1) million and $20.9 million pre-tax gain (loss) for the six months ended June 30, 2011 and 2010, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $2.1 million and $2.6 million for the three months ended June 30, 2011 and 2010, respectively, and $4.6 million and $5.4 million for the six months ended June 30, 2011 and 2010, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $98.4 million and $178.8 million as of June 30, 2011, and $114.5 million and $186.5 million as of December 31, 2010, respectively. For the three months ended June 30, 2011 and 2010, the change in fair value of the obligations resulted in a pre-tax gain (loss) of $(6.1) million and $8.7 million, which includes a pre-tax gain (loss) of $(6.1) million and $10.4 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. For the six months ended June 30, 2011 and 2010, the change in fair value of the obligations resulted in a pre-tax gain of $0.2 million and $5.7 million, which includes a pre-tax gain (loss) of $(1.7) million and $10.8 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $1.7 million and $2.3 million for the three months ended June 30, 2011 and 2010, respectively, and $3.6 million and $4.6 million for the six months ended June 30, 2011 and 2010, respectively.

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

The U.S. Insurance Solutions segment provides individual life insurance and specialty benefits, which consists of group dental and vision insurance, individual and group disability insurance, group life insurance, wellness services and non-medical fee-for-service claims administration, throughout the United States.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

10.  Segment Information — (continued)

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

Management uses segment operating earnings in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized capital gains (losses), as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized capital gains (losses), as adjusted, are net of income taxes, related changes in the amortization pattern of DPAC and sales inducements, recognition of deferred front-end fee revenues for sales charges on retirement products and services, net realized capital gains and losses distributed, noncontrolling interest capital gains and losses and certain market value adjustments to fee revenues. Net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on derivative instruments not designated as hedging instruments and exclude certain market value adjustments of embedded derivatives and realized capital gains (losses) associated with our exited group medical insurance business. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on derivatives not designated as hedging instruments), including their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues and revenue from our exited group medical insurance business. Segment operating revenues include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2011	December 31, 2010
	(in millions)
Assets:
Retirement and Investor Services	$112,628.6	$110,043.0
Principal Global Investors	1,459.2	1,308.1
Principal International	13,640.6	12,774.5
U.S. Insurance Solutions	17,216.8	16,558.2
Corporate	4,333.2	4,947.3
Total consolidated assets	$149,278.4	$145,631.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

10.  Segment Information — (continued)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$1,044.1	$1,021.3	$2,061.9	$2,034.0
Principal Global Investors	136.3	114.3	261.6	228.1
Principal International	227.4	188.2	433.6	369.3
U.S. Insurance Solutions	781.1	687.3	1,512.3	1,379.4
Corporate	(39.9)	(34.9)	(73.7)	(62.1)
Total segment operating revenues	2,149.0	1,976.2	4,195.7	3,948.7
Net realized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	12.2	(87.4)	(69.6)	(157.2)
Exited group medical insurance business	180.8	344.8	435.7	706.1
Total revenues per consolidated statements of operations	$2,342.0	$2,233.6	$4,561.8	$4,497.6
Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$161.3	$129.0	$320.6	$286.0
Principal Global Investors	20.8	12.3	37.4	24.3
Principal International	37.5	35.0	66.0	72.9
U.S. Insurance Solutions	49.5	50.0	109.0	94.1
Corporate	(31.8)	(35.9)	(63.9)	(65.5)
Total segment operating earnings, net of related income taxes	237.3	190.4	469.1	411.8
Net realized capital gains (losses), as adjusted (1)	21.4	(69.3)	(31.2)	(126.0)
Other after-tax adjustments (2)	(0.7)	12.9	16.4	39.0
Net income available to common stockholders per consolidated statements of operations	$258.0	$134.0	$454.3	$324.8

(1)         Net realized capital gains (losses), as adjusted, is derived as follows:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

10.  Segment Information — (continued)

	For the three months ended June 30,		For the six months ended June30,
	2011	2010	2011	2010
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$37.7	$(66.4)	$(20.3)	$(111.9)
Periodic settlements and accruals on non-hedge derivatives	(25.5)	(24.6)	(47.8)	(49.3)
Certain market value adjustments to fee revenues	(0.1)	—	(0.1)	—
Recognition of front-end fee revenues	0.1	3.6	(1.4)	4.0
Net realized capital gains (losses), net of related revenue adjustments	12.2	(87.4)	(69.6)	(157.2)
Amortization of deferred policy acquisition and sales inducement costs	(17.7)	(29.8)	7.9	(44.6)
Capital gains distributed	(3.0)	(0.3)	(11.7)	(2.3)
Certain market value adjustments of embedded derivatives	60.0	3.6	63.8	5.8
Net realized capital (gains) losses associated with exited group medical insurance business	(0.1)	0.1	(0.2)	0.6
Noncontrolling interest capital gains	(19.3)	(0.7)	(36.8)	(4.7)
Income tax effect	(10.7)	45.2	15.4	76.4
Net realized capital gains (losses), as adjusted	$21.4	$(69.3)	$(31.2)	$(126.0)

(2)          For the three months ended June 30, 2011, other after-tax adjustments included the negative effect of a contribution made to The Principal Financial Group Foundation, Inc. ($19.5 million) and the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($18.8 million).

For the three months ended June 30, 2010, other after-tax adjustments of $12.9 million included the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP.

For the six months ended June 30, 2011, other after-tax adjustments included the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($35.9 million) and the negative effect of a contribution made to The Principal Financial Group Foundation, Inc. ($19.5 million).

For the six months ended June 30, 2010, other after-tax adjustments included the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($46.8 million) and the negative effect resulting from the tax impact of healthcare reform, which eliminates the tax deductibility of retiree prescription drug expenses related to our employees incurred after 2012 ($7.8 million).

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

10.  Segment Information — (continued)

The following table summarizes operating revenues for our products and services:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Retirement and Investor Services:
Full-service accumulation	$342.2	$332.7	$685.5	$663.0
Principal Funds	144.2	125.2	285.8	248.6
Individual annuities	288.2	255.2	562.4	506.3
Bank and trust services	24.6	21.8	48.4	44.9
Eliminations	(28.5)	(24.2)	(57.4)	(49.8)
Total Accumulation	770.7	710.7	1,524.7	1,413.0
Investment only	127.8	162.8	263.4	338.3
Full-service payout	145.6	147.8	273.8	282.7
Total Guaranteed	273.4	310.6	537.2	621.0
Total Retirement and Investor Services	1,044.1	1,021.3	2,061.9	2,034.0
Principal Global Investors (1)	136.3	114.3	261.6	228.1
Principal International	227.4	188.2	433.6	369.3
U.S. Insurance Solutions:
Individual life insurance	403.9	335.4	761.4	680.4
Specialty benefits insurance	377.2	351.9	750.9	699.0
Total U.S. Insurance Solutions	781.1	687.3	1,512.3	1,379.4
Corporate	(39.9)	(34.9)	(73.7)	(62.1)
Total operating revenues	$2,149.0	$1,976.2	$4,195.7	$3,948.7
Total operating revenues	$2,149.0	$1,976.2	$4,195.7	$3,948.7
Net realized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	12.2	(87.4)	(69.6)	(157.2)
Exited group medical insurance business	180.8	344.8	435.7	706.1
Total revenues per consolidated statements of operations	$2,342.0	$2,233.6	$4,561.8	$4,497.6

(1)         Reflects inter-segment revenues of $55.8 million and $49.5 million for the three months ended June 30, 2011 and 2010, respectively, and $107.5 million and $99.3 million for the six months ended June 30, 2011, respectively. These revenues are eliminated within the Corporate segment.

11.  Stock-Based Compensation Plans

As of June 30, 2011, we have the 2010 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan.

As of June 30, 2011, the maximum number of new shares of common stock that were available for grant under the 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 10.6 million.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

11.  Stock-Based Compensation Plans — (continued)

The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the six months ended June 30,
	2011	2010
	(in millions)
Compensation cost	$23.4	$25.4
Related income tax benefit	8.0	8.7
Capitalized as part of an asset	1.4	1.3

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2010 Stock Incentive Plan. Total options granted were 0.5 million for the six months ended June 30, 2011. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 1.6 percent, a weighted-average expected volatility of 67.9 percent, a weighted-average risk-free interest rate of 2.5 percent and a weighted-average expected term of 6 years. The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2011, was $18.82 per share.

As of June 30, 2011, there were $8.4 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 1.6 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2010 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the six months ended June 30, 2011. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objective to be determined at the end of the performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $34.26 per common share.

As of June 30, 2011, there were $9.1 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 1.5 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2010 Stock Incentive Plan and non-employee directors pursuant to the 2005 Directors Stock Plan. Total restricted stock units granted were 0.8 million for the six months ended June 30, 2011. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $34.11 per common share.

As of June 30, 2011, there were $41.1 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 2.1 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.4 million shares for the six months ended June 30, 2011. The weighted-average fair value of the discount on the stock purchased was $4.56 per share.

As of June 30, 2011, a total of 7.2 million of new shares are available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

12.  Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Net income	$289.9	$144.2	$513.0	$347.8
Subtract:
Net income attributable to noncontrolling interest	23.6	1.9	42.2	6.5
Preferred stock dividends	8.3	8.3	16.5	16.5
Net income available to common stockholders	$258.0	$134.0	$454.3	$324.8
Weighted-average shares outstanding
Basic	320.0	320.1	320.7	319.9
Dilutive effects:
Stock options	1.3	1.1	1.4	0.9
Restricted stock units	1.5	1.4	1.5	1.4
Performance share awards	0.4	0.3	0.4	0.3
Diluted	323.2	322.9	324.0	322.5
Net income per common share:
Basic	$0.81	$0.42	$1.42	$1.02
Diluted	$0.80	$0.42	$1.40	$1.01

The calculation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2011 and December 31, 2010, and for the six months ended June 30, 2011 and 2010.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position

June 30, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$42,830.2	$6,526.8	$(409.5)	$48,947.5
Fixed maturities, trading	219.9	399.5	335.3	—	954.7
Equity securities, available-for-sale	—	152.1	4.0	—	156.1
Equity securities, trading	—	0.3	428.7	—	429.0
Mortgage loans	—	9,174.2	2,016.9	(382.6)	10,808.5
Real estate	—	9.3	994.6	(1.4)	1,002.5
Policy loans	—	863.8	26.5	—	890.3
Investment in unconsolidated entities	10,631.5	3,145.4	5,308.1	(18,295.2)	789.8
Other investments	5.7	1,835.5	864.5	(728.2)	1,977.5
Cash and cash equivalents	786.5	477.4	984.8	(79.1)	2,169.6
Accrued investment income	1.5	563.0	61.8	(3.8)	622.5
Premiums due and other receivables	155.6	1,005.9	590.6	(390.4)	1,361.7
Deferred policy acquisition costs	—	3,037.3	297.9	—	3,335.2
Property and equipment	—	384.4	64.1	—	448.5
Goodwill	—	54.3	291.3	—	345.6
Other intangibles	—	29.9	797.5	—	827.4
Separate account assets	—	65,618.6	7,458.5	—	73,077.1
Other assets	34.4	662.5	861.5	(423.5)	1,134.9
Total assets	$11,835.1	$130,243.6	$27,913.4	$(20,713.7)	$149,278.4
Liabilities
Contractholder funds	$—	$36,506.7	$378.3	$(260.4)	$36,624.6
Future policy benefits and claims	—	16,055.6	4,158.6	(72.8)	20,141.4
Other policyholder funds	—	532.0	26.1	(0.1)	558.0
Short-term debt	—	—	107.9	—	107.9
Long-term debt	1,351.7	99.5	544.1	(413.2)	1,582.1
Income taxes currently payable	(16.6)	(414.1)	64.9	368.3	2.5
Deferred income taxes	(19.1)	495.8	318.1	(15.0)	779.8
Separate account liabilities	—	65,618.6	7,458.5	—	73,077.1
Other liabilities	116.9	3,261.4	3,955.6	(1,596.5)	5,737.4
Total liabilities	1,432.9	122,155.5	17,012.1	(1,989.7)	138,610.8
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,593.7	5,653.1	7,845.8	(13,498.9)	9,593.7
Retained earnings	5,066.6	1,878.4	2,046.0	(3,924.4)	5,066.6
Accumulated other comprehensive income	698.8	554.1	739.7	(1,293.8)	698.8
Treasury stock, at cost	(4,961.5)	—	—	—	(4,961.5)
Total stockholders’ equity attributable to PFG	10,402.2	8,088.1	10,631.5	(18,719.6)	10,402.2
Noncontrolling interest	—	—	269.8	(4.4)	265.4
Total stockholders’ equity	10,402.2	8,088.1	10,901.3	(18,724.0)	10,667.6
Total liabilities and stockholders’ equity	$11,835.1	$130,243.6	$27,913.4	$(20,713.7)	$149,278.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,401.2	$147.8	$—	$1,549.0
Fees and other revenues	0.1	837.6	614.5	(152.8)	1,299.4
Net investment income	11.7	1,286.9	387.7	47.4	1,733.7
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	40.1	43.9	(1.3)	82.7
Total other-than-temporary impairment losses on available-for-sale securities	—	(39.3)	(15.6)	—	(54.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	(56.9)	8.8	—	(48.1)
Net impairment losses on available-for-sale securities	—	(96.2)	(6.8)	—	(103.0)
Net realized capital gains (losses)	—	(56.1)	37.1	(1.3)	(20.3)
Total revenues	11.8	3,469.6	1,187.1	(106.7)	4,561.8
Expenses
Benefits, claims and settlement expenses	—	1,914.6	297.4	(6.8)	2,205.2
Dividends to policyholders	—	106.5	—	—	106.5
Operating expenses	58.6	1,104.5	561.4	(130.2)	1,594.3
Total expenses	58.6	3,125.6	858.8	(137.0)	3,906.0

Income (loss) before income taxes	(46.8)	344.0	328.3	30.3	655.8

Income taxes (benefits)	(17.9)	93.1	67.7	(0.1)	142.8
Equity in the net income of subsidiaries	499.7	155.1	281.4	(936.2)	—
Net income	470.8	406.0	542.0	(905.8)	513.0
Net income attributable to noncontrolling interest	—	—	42.3	(0.1)	42.2
Net income attributable to PFG	470.8	406.0	499.7	(905.7)	470.8
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$454.3	$406.0	$499.7	$(905.7)	$454.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,611.9	$135.2	$—	$1,747.1
Fees and other revenues	—	713.7	549.7	(141.0)	1,122.4
Net investment income	12.1	1,405.6	301.4	20.9	1,740.0
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	100.8	(76.4)	(3.3)	21.8
Total other-than-temporary impairment losses on available-for-sale securities	—	(186.2)	(5.5)	—	(191.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	56.8	1.2	—	58.0
Net impairment losses on available-for-sale securities	—	(129.4)	(4.3)	—	(133.7)
Net realized capital gains (losses)	0.7	(28.6)	(80.7)	(3.3)	(111.9)
Total revenues	12.8	3,702.6	905.6	(123.4)	4,497.6
Expenses
Benefits, claims and settlement expenses	—	2,379.7	241.6	(9.0)	2,612.3
Dividends to policyholders	—	111.5	—	—	111.5
Operating expenses	59.0	922.4	497.7	(119.4)	1,359.7
Total expenses	59.0	3,413.6	739.3	(128.4)	4,083.5

Income (loss) before income taxes	(46.2)	289.0	166.3	5.0	414.1

Income taxes (benefits)	(17.9)	82.8	1.5	(0.1)	66.3
Equity in the net income (loss) of subsidiaries	369.6	(1.6)	211.4	(579.4)	—
Net income	341.3	204.6	376.2	(574.3)	347.8
Net income attributable to noncontrolling interest	—	—	6.6	(0.1)	6.5
Net income attributable to PFG	341.3	204.6	369.6	(574.2)	341.3
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$324.8	$204.6	$369.6	$(574.2)	$324.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(48.8)	$1,692.8	$299.0	$(157.5)	$1,785.5
Investing activities
Available-for-sale securities:
Purchases	(4.4)	(3,002.4)	(400.7)	—	(3,407.5)
Sales	200.0	482.0	98.4	(20.7)	759.7
Maturities	4.4	2,779.9	349.0	—	3,133.3
Mortgage loans acquired or originated	—	(551.6)	(75.2)	27.1	(599.7)
Mortgage loans sold or repaid	—	829.6	157.8	(58.6)	928.8
Real estate acquired	—	—	(18.1)	—	(18.1)
Net purchases of property and equipment	—	(14.1)	(4.4)	—	(18.5)
Dividends and returns of capital received from unconsolidated entities	506.3	309.6	506.3	(1,322.2)	—
Net change in other investments	—	(33.6)	40.8	8.7	15.9
Net cash provided by investing activities	706.3	799.4	653.9	(1,365.7)	793.9
Financing activities
Issuance of common stock	10.8	—	—	—	10.8
Acquisition of treasury stock	(236.2)	—	—	—	(236.2)
Proceeds from financing element derivatives	—	42.5	—	—	42.5
Payments for financing element derivatives	—	(25.8)	—	—	(25.8)
Excess tax benefits from share-based payment arrangements	—	0.7	1.2	—	1.9
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	2.0	—	2.0
Principal repayments of long-term debt	—	—	(38.2)	35.1	(3.1)
Dividends and capital paid to parent	—	(506.3)	(815.9)	1,322.2	—
Investment contract deposits	—	2,147.4	196.9	—	2,344.3
Investment contract withdrawals	—	(4,371.1)	(0.2)	—	(4,371.3)
Net decrease in banking operation deposits	—	—	(33.8)	—	(33.8)
Other	—	(2.0)	—	—	(2.0)
Net cash used in financing activities	(241.9)	(2,714.6)	(688.0)	1,357.3	(2,287.2)
Net increase (decrease) in cash and cash equivalents	415.6	(222.4)	264.9	(165.9)	292.2

Cash and cash equivalents at beginning of year	370.9	699.8	719.9	86.8	1,877.4
Cash and cash equivalents at end of year	$786.5	$477.4	$984.8	$(79.1)	$2,169.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(95.0)	$1,336.5	$355.1	$(112.3)	$1,484.3
Investing activities
Available-for-sale securities:
Purchases	—	(3,633.2)	(520.8)	—	(4,154.0)
Sales	95.5	910.6	187.5	(23.7)	1,169.9
Maturities	21.1	1,973.7	251.2	—	2,246.0
Mortgage loans acquired or originated	—	(412.6)	(161.8)	137.1	(437.3)
Mortgage loans sold or repaid	—	707.0	202.4	(118.7)	790.7
Real estate acquired	—	(0.2)	(18.4)	—	(18.6)
Net purchases of property and equipment	—	(2.9)	(5.7)	—	(8.6)
Dividends and returns of capital received from unconsolidated entities	301.3	187.4	301.3	(790.0)	—
Net change in other investments	—	(11.3)	(150.1)	140.3	(21.1)
Net cash provided by (used in) investing activities	417.9	(281.5)	85.6	(655.0)	(433.0)
Financing activities
Issuance of common stock	9.1	—	—	—	9.1
Acquisition of treasury stock	(2.0)	—	—	—	(2.0)
Proceeds from financing element derivatives	—	39.5	—	—	39.5
Payments for financing element derivatives	—	(22.7)	—	—	(22.7)
Excess tax benefits from share-based payment arrangements	—	0.2	0.6	—	0.8
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	16.2	(15.1)	1.1
Principal repayments of long-term debt	—	—	(6.4)	—	(6.4)
Net proceeds from (repayments of) short-term borrowings	—	—	(4.1)	32.1	28.0
Dividends and capital paid to parent	—	(301.3)	(488.7)	790.0	—
Investment contract deposits	—	2,089.7	43.3	—	2,133.0
Investment contract withdrawals	—	(3,663.1)	—	—	(3,663.1)
Net increase in banking operation deposits	—	—	37.0	—	37.0
Other	—	(2.2)	—	—	(2.2)
Net cash used in financing activities	(9.4)	(1,859.9)	(402.1)	807.0	(1,464.4)
Net increase (decrease) in cash and cash equivalents	313.5	(804.9)	38.6	39.7	(413.1)
Cash and cash equivalents at beginning of period	304.6	1,249.2	713.0	(26.4)	2,240.4
Cash and cash equivalents at end of period	$618.1	$444.3	$751.6	$13.3	$1,827.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

On May 24, 2011, our shelf registration statement was filed with the SEC and became effective. The shelf registration replaces the shelf registration that had been in effect since June 2008, as it was scheduled to expire in June 2011. Under our current shelf registration, we have the ability to issue unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration statement.

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2011 and December 31, 2010, and for the six months ended June 30, 2011 and 2010.

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
June 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
June 30, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$48,947.5	$—	$48,947.5
Fixed maturities, trading	219.9	—	734.8	—	954.7
Equity securities, available-for-sale	—	—	156.1	—	156.1
Equity securities, trading	—	—	429.0	—	429.0
Mortgage loans	—	—	10,808.5	—	10,808.5
Real estate	—	—	1,002.5	—	1,002.5
Policy loans	—	—	890.3	—	890.3
Investment in unconsolidated entities	10,631.5	10,633.0	789.7	(21,264.4)	789.8
Other investments	5.7	43.0	1,928.8	—	1,977.5
Cash and cash equivalents	786.5	746.8	1,686.7	(1,050.4)	2,169.6
Accrued investment income	1.5	—	621.0	—	622.5
Premiums due and other receivables	155.6	—	1,207.2	(1.1)	1,361.7
Deferred policy acquisition costs	—	—	3,335.2	—	3,335.2
Property and equipment	—	—	448.5	—	448.5
Goodwill	—	—	345.6	—	345.6
Other intangibles	—	—	827.4	—	827.4
Separate account assets	—	—	73,077.1	—	73,077.1
Other assets	34.4	9.8	1,103.0	(12.3)	1,134.9
Total assets	$11,835.1	$11,432.6	$148,338.9	$(22,328.2)	$149,278.4
Liabilities
Contractholder funds	$—	$—	$36,624.6	$—	$36,624.6
Future policy benefits and claims	—	—	20,141.4	—	20,141.4
Other policyholder funds	—	—	558.0	—	558.0
Short-term debt	—	50.0	361.6	(303.7)	107.9
Long-term debt	1,351.7	—	230.4	—	1,582.1
Income taxes currently payable	(16.6)	(1.0)	13.1	7.0	2.5
Deferred income taxes	(19.1)	(0.2)	816.4	(17.3)	779.8
Separate account liabilities	—	—	73,077.1	—	73,077.1
Other liabilities	116.9	752.3	5,617.9	(749.7)	5,737.4
Total liabilities	1,432.9	801.1	137,440.5	(1,063.7)	138,610.8
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,593.7	7,845.8	7,262.9	(15,108.7)	9,593.7
Retained earnings	5,066.6	2,046.0	2,597.0	(4,643.0)	5,066.6
Accumulated other comprehensive income	698.8	739.7	757.3	(1,497.0)	698.8
Treasury stock, at cost	(4,961.5)	—	(2.0)	2.0	(4,961.5)
Total stockholders’ equity attributable to PFG	10,402.2	10,631.5	10,633.0	(21,264.5)	10,402.2
Noncontrolling interest	—	—	265.4	—	265.4
Total stockholders’ equity	10,402.2	10,631.5	10,898.4	(21,264.5)	10,667.6
Total liabilities and stockholders’ equity	$11,835.1	$11,432.6	$148,338.9	$(22,328.2)	$149,278.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,549.0	$—	$1,549.0
Fees and other revenues	0.1	—	1,301.8	(2.5)	1,299.4
Net investment income (loss)	11.7	(2.3)	1,721.8	2.5	1,733.7
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(0.1)	82.8	—	82.7
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(54.9)	—	(54.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(48.1)	—	(48.1)
Net impairment losses on available-for-sale securities	—	—	(103.0)	—	(103.0)
Net realized capital losses	—	(0.1)	(20.2)	—	(20.3)
Total revenues	11.8	(2.4)	4,552.4	—	4,561.8
Expenses
Benefits, claims and settlement expenses	—	—	2,205.2	—	2,205.2
Dividends to policyholders	—	—	106.5	—	106.5
Operating expenses	58.6	0.6	1,535.1	—	1,594.3
Total expenses	58.6	0.6	3,846.8	—	3,906.0

Income (loss) before income taxes	(46.8)	(3.0)	705.6	—	655.8

Income taxes (benefits)	(17.9)	(5.4)	166.1	—	142.8
Equity in the net income of subsidiaries	499.7	497.3	—	(997.0)	—
Net income	470.8	499.7	539.5	(997.0)	513.0
Net income attributable to noncontrolling interest	—	—	42.2	—	42.2
Net income attributable to PFG	470.8	499.7	497.3	(997.0)	470.8
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$454.3	$499.7	$497.3	$(997.0)	$454.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,747.1	$—	$1,747.1
Fees and other revenues	—	—	1,122.8	(0.4)	1,122.4
Net investment income (loss)	12.1	(1.8)	1,729.4	0.3	1,740.0
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	(0.1)	21.2	—	21.8
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(191.7)	—	(191.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	58.0	—	58.0
Net impairment losses on available-for-sale securities	—	—	(133.7)	—	(133.7)
Net realized capital gains (losses)	0.7	(0.1)	(112.5)	—	(111.9)
Total revenues	12.8	(1.9)	4,486.8	(0.1)	4,497.6
Expenses
Benefits, claims and settlement expenses	—	—	2,612.3	—	2,612.3
Dividends to policyholders	—	—	111.5	—	111.5
Operating expenses	59.0	0.6	1,300.2	(0.1)	1,359.7
Total expenses	59.0	0.6	4,024.0	(0.1)	4,083.5

Income (loss) before income taxes	(46.2)	(2.5)	462.8	—	414.1

Income taxes (benefits)	(17.9)	2.7	81.5	—	66.3
Equity in the net income of subsidiaries	369.6	374.8	—	(744.4)	—
Net income	341.3	369.6	381.3	(744.4)	347.8
Net income attributable to noncontrolling interest	—	—	6.5	—	6.5
Net income attributable to PFG	341.3	369.6	374.8	(744.4)	341.3
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$324.8	$369.6	$374.8	$(744.4)	$324.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(48.8)	$202.9	$1,837.6	$(206.2)	$1,785.5
Investing activities
Available-for-sale securities:
Purchases	(4.4)	—	(3,403.1)	—	(3,407.5)
Sales	200.0	—	559.7	—	759.7
Maturities	4.4	—	3,128.9	—	3,133.3
Mortgage loans acquired or originated	—	—	(599.7)	—	(599.7)
Mortgage loans sold or repaid	—	—	928.8	—	928.8
Real estate acquired	—	—	(18.1)	—	(18.1)
Net purchases of property and equipment	—	—	(18.5)	—	(18.5)
Dividends and returns of capital received from unconsolidated entities	506.3	528.1	—	(1,034.4)	—
Net change in other investments	—	2.4	13.5	—	15.9
Net cash provided by investing activities	706.3	530.5	591.5	(1,034.4)	793.9
Financing activities
Issuance of common stock	10.8	—	—	—	10.8
Acquisition of treasury stock	(236.2)	—	—	—	(236.2)
Proceeds from financing element derivatives	—	—	42.5	—	42.5
Payments for financing element derivatives	—	—	(25.8)	—	(25.8)
Excess tax benefits from share-based payment arrangements	—	—	1.9	—	1.9
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	2.0	—	2.0
Principal repayments of long-term debt	—	—	(3.1)	—	(3.1)
Net proceeds from short-term borrowings	—	—	9.3	(9.3)	—
Dividends and capital paid to parent	—	(506.3)	(528.1)	1,034.4	—
Investment contract deposits	—	—	2,344.3	—	2,344.3
Investment contract withdrawals	—	—	(4,371.3)	—	(4,371.3)
Net decrease in banking operation deposits	—	—	(33.8)	—	(33.8)
Other	—	—	(2.0)	—	(2.0)
Net cash used in financing activities	(241.9)	(506.3)	(2,564.1)	1,025.1	(2,287.2)
Net increase (decrease) in cash and cash equivalents	415.6	227.1	(135.0)	(215.5)	292.2

Cash and cash equivalents at beginning of year	370.9	519.7	1,821.7	(834.9)	1,877.4
Cash and cash equivalents at end of year	$786.5	$746.8	$1,686.7	$(1,050.4)	$2,169.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
June 30, 2011
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2011, compared with December 31, 2010, and our consolidated results of operations for the three and six months ended June 30, 2011 and 2010, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2010, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) continued difficult conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) continued volatility or further declines in the equity markets could reduce our assets under management (“AUM”) and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period; (5) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (6) our valuation of fixed maturities and equity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition; (7) the determination of the amount of allowances and impairments taken on our investments requires estimations and assumptions that are subject to differing interpretations and could materially impact our results of operations or financial position; (8) gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income; (9) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (10) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (11) our efforts to reduce the impact of interest rate changes on our profitability and retained earnings may not be effective; (12) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (13) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (14) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (15) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends or distributions Iowa insurance laws impose on Principal Life; (16) the pattern of amortizing our DPAC and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of the asset and the timing of our net income; (17) we may need to fund deficiencies in our “Closed Block” assets that support participating ordinary life insurance policies that had a dividend scale in force at the time of Principal Life’s 1998 conversion into a stock life insurance company; (18) a pandemic, terrorist attack or other catastrophic event could adversely affect our net income; (19) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and profitability; (20) we face risks arising from acquisitions of businesses; (21) changes in laws, regulations or accounting standards may reduce our profitability; (22) a computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our profitability; (23) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (24) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (25) fluctuations in foreign currency exchange rates could reduce our profitability; (26) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests and (27) our financial results may be adversely impacted by global climate changes.

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

•                  U.S. Insurance Solutions, which provides individual life insurance as well as specialty benefits in the U.S. Our individual life insurance products include universal and variable universal life insurance and traditional life insurance. Our specialty benefit products include group dental and vision insurance, individual and group disability insurance and group life insurance. Effective January 1, 2011, wellness services and non-medical fee-for-service claims administration transitioned to the Specialty Benefits division from the Corporate segment.

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

Recent Event

Origin Asset Management

On July 7, 2011, we announced the signing of a definitive agreement to acquire a majority stake in Origin Asset Management LLP (“Origin”), a global equity specialist based in London. Origin has approximately $3.0 billion in AUM in global and international equities. The initial payment for the majority stake will be approximately $66.0 million. Origin will be consolidated within the Principal Global Investors segment. The transaction is expected to close in fourth quarter 2011.

Transactions Affecting Comparability of Results of Operations

Acquisitions

We entered into acquisition agreements for the following businesses during 2011.

Finisterre Capital LLP and Finisterre Holdings Limited. On April 18, 2011, we announced the signing of a definitive agreement to acquire a majority stake in Finisterre Capital LLP and Finisterre Holdings Limited, (together “Finisterre Capital”), an emerging markets debt investor based in London. Finisterre Capital has approximately $1.6 billion in AUM. The initial payment for the majority stake will be $84.6 million, with a possible additional contingent payment of up to $30.0 million in 2013, dependent upon performance targets. Finisterre Capital will be accounted for on the equity method within the Principal Global Investors segment. The transaction closed on July 1, 2011.

HSBC AFORE, S.A. de C.V. On April 11, 2011, we announced the signing of a definitive agreement to acquire 100% of HSBC AFORE, S.A. de C.V. (“HSBC AFORE”), a Mexican pension business, from HSBC Bank for approximately $198.0 million. In addition, we and HSBC Bank have agreed to establish a distribution arrangement for the distribution of Principal AFORE’s products through HSBC Bank’s extensive network in Mexico. HSBC AFORE will be consolidated within the Principal International segment. The transaction, subject to regulatory approvals, is expected to close in August 2011.

Other

Individual Life Insurance Model and Assumption Changes. During second quarter 2011, our individual life insurance business made routine model and assumption changes (collectively referred to as “model changes”) that resulted in a net loss of $3.9 million after-tax for the quarter. The model changes altered the future estimated gross profit patterns that impact actuarial balances associated with our universal life and variable universal life insurance products. These balances are all part of an integrated model and, therefore, although the impact to earnings was not material, the model changes created volatility within certain income statement line items that are impacted by the same future estimated gross profit patterns. Specifically, fee revenues increased $48.5 million; benefits, claims and settlement expenses decreased $131.1 million; and operating expenses increased $185.6 million due to the unlocking of actuarial balances resulting from the model changes.

Catalyst Health Solutions, Inc. In early April 2011, we sold a portion of our interest in Catalyst Health Solutions, Inc., which is accounted for on the equity method. The approximate $46.0 million after-tax gain was reported as a net realized capital gain in the second quarter of 2011 within the Corporate segment and was, therefore, excluded from operating earnings. The remaining portion of the investment will continue to be accounted for as an equity method investment.

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

With the exception of corporate overhead, amounts related to our group medical insurance business previously included in segment operating earnings have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. The operating revenues associated with our exited group medical insurance business were $180.8 million and $344.8 million for the three months ended June 30, 2011 and 2010, respectively, and $435.7 million and $706.1 million for the six months ended June 30, 2011 and 2010, respectively. The other after-tax adjustments associated with the after-tax earnings of our exited group medical insurance business were $18.8 million and $12.9 million for the three months ended June 30, 2011 and 2010, respectively, and $35.9 million and $46.8 million for the six months ended June 30, 2011 and 2010, respectively.

Brasilprev Seguros e Previdencia S.A. On April 30, 2010, we signed definitive agreements with Banco do Brasil (“Banco”), including the Shareholders Agreement governing the operations of our pension joint venture, Brasilprev Seguros e Previdencia S.A. (“Brasilprev”). The agreements result in Brasilprev having, for 23 years, the exclusive right to distribute pension products within the Banco bank network and a reduction in our economic interest from 46% to 25%, which resulted in a $72.1 million after-tax net realized capital gain in the second quarter of 2010. Brasilprev continues to be jointly managed and reported as an equity method investment in our Principal International segment. Due to the reduction in our economic interest, we have seen a decline in our earnings from this operation.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment operating earnings were positively impacted by $3.3 million and $5.5 million for the three and six months ended June 30, 2011, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Stock-Based Compensation Plans.”

Employee and Agent Benefits Expense

The 2011 annual defined benefit pension expense for substantially all of our employees and certain agents was expected to be $90.9 million pre-tax as of the beginning of the year, which is an $18.6 million decrease from the 2010 pre-tax pension expense of $109.5 million. This decrease is primarily due to actual asset returns in 2010 that were higher than expected asset returns. Pre-tax pension expense of $19.2 million and $41.6 million was reflected in the determination of net income for the three and six months ended June 30, 2011, respectively. Due to the exit from the group medical insurance business, we have a curtailment associated with the benefits of the impacted employees that will be recognized as the impacted employees are terminated. As such, the expense will be measured quarterly during 2011 with updated asset values and potentially different discount rates. Based on the June 30, 2011, measurement, approximately $19.9 million of pre-tax pension expense will be reflected in each of the following two quarters of 2011 for an expected total for the year of $81.4 million as of June 30, 2011. The final expense for 2011 could be greater or less than $81.4 million. The expected long-term return on plan assets used to develop the expense reflected so far in 2011 remained at the same 8.00% that was used to develop the 2010 expense, while the discount rate changed from 6.00% at December 31, 2009 to 5.65% as of December 31, 2010, to 5.80% as of March 31, 2011, and to 5.70% as of June 30, 2011.

The 2011 annual other postretirement employee benefit (“OPEB”) plan expense (income) for retired employees was expected to be $(53.2) million pre-tax as of the beginning of the year, which is a $41.9 million difference from the 2010 pre-tax OPEB income of $(11.3) million. This difference is primarily due to significant changes in plan design for the postretirement medical plan. As of January 1, 2011, the company-paid subsidy for pre-Medicare-eligible coverage is 40% and the cost of coverage for Medicare-eligible retirees (or their dependents) is no longer subsidized. In addition to the changes for individuals retiring on or after January 1, 2011, the method for determining the premium equivalent rate was changed to be solely based on retiree experience. Pre-tax expense (income) of $(15.3) million and $(29.8) million was reflected in the determination of net income for the three and six months ended June 30, 2011, respectively. Due to the exit from the group medical insurance business, we have a curtailment associated with the benefits of the impacted employees that will be recognized as the impacted employees are terminated. As such, the expense will be measured quarterly during 2011 with updated asset values and potentially different discount rates. Based on the June 30, 2011, measurement, approximately $(13.5) million of pre-tax expense (income) will be reflected in each of the following two quarters of 2011 for an expected total for the year of $(56.8) million as of June 30, 2011. The final expense (income) for 2011 could be greater or less than $(56.8) million. The expected long-term return on plan assets used to develop the expense (income) reflected so far in 2011 remained at the same 7.30% that was used to develop the 2010 expense, while the discount rate changed from 6.00% at December 31, 2009 to 5.65% as of December 31, 2010, to 5.80% as of March 31, 2011, and to 5.70% as of June 30, 2011.

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	Increase (decrease)	2011	2010	Increase (decrease)
	(in millions)
Revenues:
Premiums and other considerations	$751.9	$868.2	$(116.3)	$1,549.0	$1,747.1	$(198.1)
Fees and other revenues	678.6	554.8	123.8	1,299.4	1,122.4	177.0
Net investment income	873.8	877.0	(3.2)	1,733.7	1,740.0	(6.3)
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	88.3	(11.9)	100.2	82.7	21.8	60.9
Total other-than-temporary impairment losses on available-for-sale securities	(40.9)	(107.1)	66.2	(54.9)	(191.7)	136.8
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(9.7)	52.6	(62.3)	(48.1)	58.0	(106.1)
Net impairment losses on available-for-sale securities	(50.6)	(54.5)	3.9	(103.0)	(133.7)	30.7
Net realized capital gains (losses)	37.7	(66.4)	104.1	(20.3)	(111.9)	91.6
Total revenues	2,342.0	2,233.6	108.4	4,561.8	4,497.6	64.2
Expenses:
Benefits, claims and settlement expenses	1,013.7	1,337.0	(323.3)	2,205.2	2,612.3	(407.1)
Dividends to policyholders	52.9	55.0	(2.1)	106.5	111.5	(5.0)
Operating expenses	903.1	683.8	219.3	1,594.3	1,359.7	234.6
Total expenses	1,969.7	2,075.8	(106.1)	3,906.0	4,083.5	(177.5)
Income before income taxes	372.3	157.8	214.5	655.8	414.1	241.7
Income taxes	82.4	13.6	68.8	142.8	66.3	76.5
Net income	289.9	144.2	145.7	513.0	347.8	165.2
Net income attributable to noncontrolling interest	23.6	1.9	21.7	42.2	6.5	35.7
Net income attributable to Principal Financial Group, Inc.	266.3	142.3	124.0	470.8	341.3	129.5
Preferred stock dividends	8.3	8.3	—	16.5	16.5	—
Net income available to common stockholders	$258.0	$134.0	$124.0	$454.3	$324.8	$129.5

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to a $63.1 million after-tax positive change in net realized capital gains (losses). The change in net realized capital gains (losses) was primarily driven by a gain associated with the sale of a portion of our interest in Catalyst Health Solutions, Inc. In addition, earnings for the Retirement and Investor Services segment increased primarily due to higher fees stemming from an increase in average account values, which resulted from continuing improvement in the equity markets. Futhermore, earnings for the Principal Global Investors segment increased primarily due to higher fee revenues driven by an increase in average AUM, as well as increased real estate transaction fees resulting from higher transaction volumes.

Total Revenues

Premiums decreased $160.0 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. Partially offsetting this decrease was a $30.9 million increase in Retirement and Investor Services segment premiums primarily due to an increase in sales of individual annuities with life contingencies stemming from expanding opportunities with our bank distribution partners.

Fees increased $73.2 million for our U.S. Insurance Solutions segment primarily due to the unlocking of unearned revenue associated with model changes in our individual life insurance business and growth in the universal life and variable universal life lines of business. In addition, fees increased $37.0 million for our Retirement and Investor Services segment primarily due to higher fee income stemming from an increase in average account values as a result of continuing improvement in the equity markets and an increase in product sales.

Net investment income decreased primarily due to a decrease in average invested assets and cash, excluding the fair value adjustment associated with fixed maturities and equity securities, primarily due to our decision to scale back our investment only business. This decrease was largely offset by higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and the strengthening of the Chilean peso against the U.S. dollar. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other than temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains (losses) increased primarily due to a gain associated with the sale of a portion of our interest in Catalyst Health Solutions, Inc. and a lower increase in the residential mortgage loan loss provision for our Bank and Trust Services business. Theses increases were partially offset by a gain associated with the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture in 2010 with no corresponding activity in 2011. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $134.5 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. In addition, U.S. Insurance Solutions segment benefits, claims and settlement expenses decreased $131.5 million primarily due to unlocking associated with model changes in our individual life insurance business.

U.S. Insurance Solutions operating expenses increased $220.3 million primarily due to higher DPAC amortization from the unlocking associated with model changes in our individual life insurance business.

Income Taxes

The effective income tax rates were 22% and 9% for the three months ended June 30, 2011 and 2010, respectively. The effective income tax rate for the three months ended June 30, 2011, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, taxes on our share of earnings generated from equity method investments reflected in net investment income and the inclusion of income attributable to noncontrolling interest in income before income taxes with no corresponding change in income taxes reported by us as the controlling interest. The effective income tax rate for the three months ended June 30, 2010, was lower than the U.S. statutory rate primarily due to a realized capital gain on the restructuring of our Brasilprev equity method investment that is eligible for the indefinite investment exception and income tax deductions allowed for corporate dividends received. The effective income tax rate increased to 22% from 9% for the three months ended June 30, 2011 and 2010, respectively, primarily due to an increase in income before income taxes with no proportionate change in permanent tax differences.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to higher earnings for the Retirement and Investor Services segment driven by higher fees in our full service accumulation business stemming from an increase in average account values, which resulted from continuing improvement in the equity markets. Also contributing to the segment increase was a decrease in DPAC amortization expense in our individual annuities business resulting from more level equity markets in the second quarter of 2011, compared to declining equity markets in the second quarter of 2010. In addition, earnings for the U.S. Insurance Solutions segment increased primarily due to growth in our specialty benefits insurance business and universal life and variable universal life lines of business. Futhermore, earnings for the Principal Global Investors segment increased primarily due to higher fee revenues driven by an increase in average AUM, as well as increased real estate transaction fees resulting from higher transaction volumes. Net income available to common stockholders also increased due to $53.1 million of lower after-tax net realized capital losses primarily related to a gain associated with the sale of a portion of our interest in Catalyst Health Solutions, Inc.

Total Revenues

Premiums decreased $262.9 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. Partially offsetting this decrease was a $39.8 million increase in Retirement and Investor Services segment premiums primarily due to an increase in sales of individual annuities with life contingencies stemming from expanding opportunities with our bank distribution partners.

Fees increased $93.6 million for our U.S. Insurance Solutions segment primarily due to the unlocking of unearned revenue associated with model changes in our individual life insurance business and growth in the universal life and variable universal life lines of business. In addition, fees increased $58.4 million for our Retirement and Investor Services segment primarily due to higher fee income stemming from an increase in average account values as a result of continuing improvement in the equity markets.

Net investment income decreased primarily due to a decrease in average invested assets and cash, excluding the fair value adjustment associated with fixed maturities and equity securities, primarily due to our decision to scale back our investment only business. This decrease was largely offset by higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and the strengthening of the Chilean peso against the U.S. dollar. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other than temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses decreased primarily due to a gain associated with the sale of a portion of our interest in Catalyst Health Solutions, Inc., a lower increase in the residential mortgage loan loss provision for our Bank and Trust Services business and lower net impairment losses on fixed maturities, available-for-sale. These decreases were partially offset by a gain associated with the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture in 2010 with no corresponding activity in 2011. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $193.1 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. In addition, U.S. Insurance Solutions segment benefits, claims and settlement expenses decreased $138.7 million primarily due to unlocking associated with model changes in our individual life insurance business.

U.S. Insurance Solutions operating expenses increased $242.3 million, primarily due to higher DPAC amortization from the unlocking associated with model changes in our individual life insurance business.

Income Taxes

The effective income tax rates were 22% and 16% for the six months ended June 30, 2011 and 2010, respectively. The effective income tax rate for the six months ended June 30, 2011, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, taxes on our share of earnings generated from equity method investments reflected in net investment income and the inclusion of income attributable to noncontrolling interest in income before income taxes with no corresponding change in income taxes reported by us as the controlling interest. The effective income tax rate for the six months ended June 30, 2010, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, a realized capital gain on the restructuring of our Brasilprev equity method investment that is eligible for the indefinite investment exception and taxes on our share of earnings generated from equity method investments reflected in net investment income. The effective income tax rate increased to 22% from 16% for the six months ended June 30, 2011 and 2010, respectively, primarily due to an increase in income before income taxes with no proportionate change in permanent tax differences.

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

The following table presents the Retirement and Investor Services account value rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in billions)
Account values, beginning of period	$184.6	$168.8	$178.3	$163.9
Net cash flow (1)	1.2	(1.2)	1.5	(1.1)
Credited investment performance	1.4	(7.3)	7.4	(2.1)
Other	(0.1)	(0.3)	(0.1)	(0.7)
Account values, end of period	$187.1	$160.0	$187.1	$160.0

(1)         Includes net cash flow of $(0.1) billion and $(0.9) billion for the three months ended June 30, 2011 and 2010, respectively, and $(0.9) billion and $(1.6) billion for the six months ended June 30, 2011 and 2010, respectively, resulting from the decision to scale back our investment only business.

The following table presents certain summary financial data relating to the Retirement and Investor Services segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2011	2010	(decrease)	2011	2010	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$103.0	$72.1	$30.9	$176.8	$137.0	$39.8
Fees and other revenues	370.2	333.1	37.1	733.2	674.7	58.5
Net investment income	570.9	616.1	(45.2)	1,151.9	1,222.3	(70.4)
Total operating revenues	1,044.1	1,021.3	22.8	2,061.9	2,034.0	27.9
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	504.0	533.1	(29.1)	985.8	1,047.1	(61.3)
Operating expenses	327.0	319.7	7.3	652.0	617.1	34.9
Total expenses	831.0	852.8	(21.8)	1,637.8	1,664.2	(26.4)
Operating earnings before income taxes	213.1	168.5	44.6	424.1	369.8	54.3
Income taxes	51.8	39.5	12.3	103.5	83.8	19.7
Operating earnings	$161.3	$129.0	$32.3	$320.6	$286.0	$34.6

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Operating Earnings

Operating earnings increased $15.1 million and $2.9 million in our full service accumulation and Principal Funds businesses, respectively, primarily due to higher fees stemming from an increase in average account values, which resulted from continuing improvement in the equity markets. In addition, operating earnings increased $8.0 million in our individual annuities business primarily due to a decrease in DPAC amortization expense resulting from more level equity markets in the second quarter of 2011, compared to declining equity markets in the second quarter of 2010. Also, to a lesser extent, an increase in prepayment fee income contributed to the increase in our individual annuities business. Furthermore, operating earnings increased $2.8 million in our full service payout business primarily due to higher investment yields, including prepayment fee income, and also a larger reserve release due to favorable mortality experience.

Operating Revenues

Premiums increased $34.5 million in our individual annuities business primarily due to an increase in sales of annuities with life contingencies stemming from expanding opportunities with our bank distribution partners.

Fees increased $15.8 million and $14.8 million in our full service accumulation and Principal Funds businesses, respectively, primarily due to higher fee income stemming from an increase in average account values as a result of continuing improvement in the equity markets and an increase in product sales.

Net investment income decreased primarily due to a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, resulting from our decision to scale back our investment only business.

Total Expenses

Benefits, claims and settlement expenses decreased $33.3 million in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back this business. In addition, benefits, claims and settlement expenses decreased $11.3 million in our full service accumulation business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates. Furthermore, benefits, claims and settlement expenses decreased $7.1 million in our full service payout business primarily due to a decrease in change in reserves resulting from a decrease in sales of single premium group annuities with life contingencies. Partially offsetting the decreases in benefits, claims and settlement expenses was a $22.4 million increase in our individual annuities business primarily due to an increase in change of reserves resulting from higher sales of annuities with life contingencies and continued growth in the block of business.

Operating expenses increased $10.3 million in our Principal Funds business primarily due to higher distribution and commission expenses resulting from an increase in sales and average account values. In addition, operating expenses increased $2.5 million in our full service accumulation business primarily due to an increase in non-deferrable commission expense resulting from an increase in average account values, which was partially offset by a decrease in DPAC amortization expense resulting from more level equity markets in the second quarter of 2011, compared to declining equity markets in the second quarter of 2010. Partially offsetting the increase in operating expenses was a $3.4 million decrease in our investment only business primarily due to a decrease in DPAC amortization expense stemming from the early extinguishment of medium term notes in 2010 with no corresponding experience in 2011.

Income Taxes

The effective income tax rates for the segment were 24% and 23% for the three months ended June 30, 2011 and 2010, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating Earnings

Operating earnings increased $14.8 million in our full service accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from continuing improvement in the equity markets. In addition, operating earnings increased $14.5 million in our individual annuities business due to a decrease in DPAC amortization expense resulting from more level equity markets in the second quarter of 2011, compared to declining equity markets in the second quarter of 2010. Also, to a lesser extent, higher investment yields and an increase in prepayment fee income contributed to the increase in our individual annuities business. Furthermore, operating earnings increased $4.9 million in our full service payout business primarily due to higher investment yields, including prepayment fee income, and also a larger reserve release due to favorable mortality experience. Partially offsetting the increases in operating earnings was a $6.7 million decrease in our investment only business primarily due to a decrease in fees, which stem from the early extinguishment of medium term notes in 2010 with no corresponding experience in 2011 and a decline in account values stemming from negative net cash flow as the pace of contractual maturities remains higher than the amount of new deposits.

Operating Revenues

Premiums increased $51.3 million in our individual annuities business primarily due to an increase in sales of annuities with life contingencies stemming from expanding opportunities with our bank distribution partners. Partially offsetting the increase in premiums was an $11.5 million decrease in our full service payout business primarily due to a decrease in sales of single premium group annuities with life contingencies.

Fees increased $30.0 million and $28.2 million in our Principal Funds and full service accumulation businesses, respectively, primarily due to higher fee income stemming from an increase in average account values as a result of continuing improvement in the equity markets. Partially offsetting the increase in fees was a $6.7 million decrease in our investment only business primarily due to a decrease in fees, which stem from the early extinguishment of medium term notes in 2010 with no corresponding experience in 2011 and a decline in account values stemming from negative net cash flow as the pace of contractual maturities remains higher than the amount of new deposits.

Net investment income decreased primarily due to a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, resulting from our decision to scale back our investment only business.

Total Expenses

Benefits, claims and settlement expenses decreased $61.5 million in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back this business. In addition, benefits, claims and settlement expenses decreased $21.6 million in our full service accumulation business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates. Furthermore, benefits, claims and settlement expenses decreased $17.5 million in our full service payout business primarily due to a decrease in change in reserves resulting from a decrease in sales of single premium group annuities with life contingencies. Partially offsetting the decreases in benefits, claims and settlement expenses was a $39.0 million increase in our individual annuities business primarily due to an increase in change of reserves resulting from higher sales of annuities with life contingencies and continued growth in the block of business.

Operating expenses increased $22.7 million in our Principal Funds business primarily due to higher distribution and commission expenses resulting from an increase in sales and average account values. In addition, operating expenses increased $19.1 million in our full service accumulation business primarily due to an increase in non-deferrable commission expense and management fees, which resulted from an increase in average account values.

Income Taxes

The effective income tax rates for the segment were 24% and 23% for the six months ended June 30, 2011 and 2010, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in billions)
AUM, beginning of period	$222.9	$211.5	$220.1	$205.3
Net cash flow (1)	0.7	(2.8)	(3.2)	(4.7)
Investment performance	3.0	(4.5)	10.1	2.4
Other	(0.6)	(2.1)	(1.0)	(0.9)
AUM, end of period	$226.0	$202.1	$226.0	$202.1

(1)         Includes net cash flow of $(0.1) billion and $(0.9) billion for the three months ended June 30, 2011 and 2010, respectively, and $(0.9) billion and $(1.6) billion for the six months ended June 30, 2011 and 2010, respectively, resulting from the Retirement and Investor Services segment’s decision to scale back its investment only business.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	Increase (decrease)	2011	2010	Increase (decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$132.2	$110.9	$21.3	$253.7	$221.2	$32.5
Net investment income	4.1	3.4	0.7	7.9	6.9	1.0
Total operating revenues	136.3	114.3	22.0	261.6	228.1	33.5
Expenses:
Total expenses	102.6	93.3	9.3	201.6	187.2	14.4
Operating earnings before income taxes and noncontrolling interest	33.7	21.0	12.7	60.0	40.9	19.1
Income taxes	11.5	7.5	4.0	20.1	14.9	5.2
Operating earnings attributable to noncontrolling interest	1.4	1.2	0.2	2.5	1.7	0.8
Operating earnings	$20.8	$12.3	$8.5	$37.4	$24.3	$13.1

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Operating Earnings

Operating earnings increased primarily due to higher fee revenues driven by an increase in average AUM, as well as increased real estate transaction fees resulting from higher transaction volumes. These increases were partially offset by higher staff related costs due to higher compensation expense.

Income Taxes

The effective income tax rates for the segment were 34% and 36% for the three months ended June 30, 2011 and 2010, respectively. The effective income tax rate for the three months ended June 30, 2011, was lower than the U.S. statutory rate, primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest. This decrease was partially offset by state income tax expense. The effective income tax rate for the three months ended June 30, 2010, was higher than the U.S. statutory rate, primarily due to the impact of enacted healthcare legislation limiting the deductibility of employee remuneration and state income tax expense. These increases were partially offset by the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating Earnings

Operating earnings increased primarily due to higher fee revenues driven by an increase in average AUM, as well as increased real estate transaction fees resulting from higher transaction volumes. These increases were partially offset by higher staff related costs due to higher compensation expense.

Income Taxes

The effective income tax rates for the segment were 34% and 36% for the six months ended June 30, 2011 and 2010, respectively. The effective income tax rate for the six months ended June 30, 2011, was lower than the U.S. statutory rate, primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest. This decrease was partially offset by state income tax expense. The effective income tax rate for the six months ended June 30, 2010, was higher than the U.S. statutory rate, primarily due to state income tax expense.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in billions)
AUM, beginning of period	$48.5	$35.7	$45.8	$34.6
Net cash flow	1.8	1.5	3.1	1.9
Investment performance	1.1	0.8	1.7	1.6
Effect of exchange rates	1.7	(0.6)	2.7	(0.6)
Other	(0.1)	0.7	(0.3)	0.6
AUM, end of period	$53.0	$38.1	$53.0	$38.1

The following table presents certain summary financial data of the Principal International segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	Increase (decrease)	2011	2010	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$57.0	$56.0	$1.0	$123.8	$115.1	$8.7
Fees and other revenues	38.2	35.8	2.4	75.5	68.5	7.0
Net investment income	132.2	96.4	35.8	234.3	185.7	48.6
Total operating revenues	227.4	188.2	39.2	433.6	369.3	64.3
Expenses:
Benefits, claims and settlement expenses	149.1	120.4	28.7	281.6	230.8	50.8
Operating expenses	40.1	33.6	6.5	84.0	65.7	18.3
Total expenses	189.2	154.0	35.2	365.6	296.5	69.1
Operating earnings before income taxes and noncontrolling interest	38.2	34.2	4.0	68.0	72.8	(4.8)
Income taxes (benefits)	0.7	(0.8)	1.5	2.0	(0.3)	2.3
Operating earnings attributable to noncontrolling interest	—	—	—	—	0.2	(0.2)
Operating earnings	$37.5	$35.0	$2.5	$66.0	$72.9	$(6.9)

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Operating Earnings

Operating earnings increased primarily due to higher fees driven by higher average AUM as a result of net customer cash flows and market performance, the strengthening of the Latin American currencies against the U.S. dollar and higher investment returns on assets not backing insurance products as a result of inflation in Chile. These increases were partially offset by lower earnings in our equity method investment in Brazil as a result of the reduction in our economic interest.

Operating Revenues

Premiums increased $1.2 million in Chile primarily due to the strengthening of the Chilean peso against the U.S. dollar, which was partially offset by lower sales of single premium annuities with life contingencies.

Fees and other revenues increased primarily due to higher investment management fees in Hong Kong and Mexico driven by higher average AUM as a result of market performance and net customer cash flows and the strengthening of the Latin American currencies against the U.S. dollar. These increases were partially offset by lower unearned revenue amortization resulting from net unlocking and true-up adjustments in Chile.

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and the strengthening of the Chilean peso against the U.S. dollar.

Total Expenses

Benefits, claims and settlement expenses increased $30.4 million in Chile primarily due to the strengthening of the Chilean peso against the U.S. dollar and higher inflation-based interest crediting rates to customers.

Operating expenses increased primarily due to the strengthening of the Latin America currencies against the U.S. dollar, higher compensation expenses across the segment, higher professional fees in our Brazilian holding company and higher inflation-related interest expenses and marketing expenses in Chile.

Income Taxes

The effective income tax rates for the segment were 2% and (2)% for the three months ended June 30, 2011 and 2010, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating Earnings

Operating earnings decreased primarily due to lower earnings from our equity method investment in Brazil driven by the reduction in our economic interest and higher present value of future profits (“PVFP”) and DPAC amortization resulting from net unlocking and true-up adjustments in Mexico. These decreases were partially offset by higher fees driven by higher average AUM as a result of net customer cash flows and market performance and the strengthening of the Latin American currencies against the U.S. dollar.

Operating Revenues

Premiums increased $8.9 million in Chile primarily due to the strengthening of the Chilean peso against the U.S. dollar, which was partially offset by lower sales of single premium annuities with life contingencies.

Fees and other revenues increased primarily due to the strengthening of the Latin American currencies against the U.S. dollar, higher investment management fees in Hong Kong, Mexico, and Chile driven by higher average AUM as a result of market performance and net customer cash flows.

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and the strengthening of the Chilean peso against the U.S. dollar.

Total Expenses

Benefits, claims and settlement expenses increased $55.1 million in Chile primarily due to higher inflation-based interest crediting rates to customers and the strengthening of the Chilean peso against the U.S. dollar.

Operating expenses increased primarily due to higher PVFP and DPAC amortization resulting from net unlocking and true-up adjustments in Mexico, the strengthening of the Latin America currencies against the U.S. dollar, higher compensation expenses across the segment and higher professional fees in our Brazilian holding company and Mexico.

Income Taxes

The effective income tax rates for the segment were 3% and 0% for the six months ended June 30, 2011 and 2010, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates.

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

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Universal and variable universal life insurance fee revenue (1)	$160.8	$87.7	$275.6	$184.2
Traditional life insurance premiums	128.7	132.3	253.4	262.3

(1)         Includes $48.5 million of fee revenues for both the three and six months ended June 30, 2011, due to the unlocking of unearned revenue resulting from model changes in our individual life insurance business.

Specialty Benefits Insurance Trends

Premium and fees in our specialty benefits insurance business increased in 2011 due to solid sales and retention along with the transition of wellness and non-medical fee-for-service claims administration businesses to this division.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Premium and fees:
Group dental and vision insurance	$139.0	$128.2	$274.2	$256.0
Group life insurance	80.9	79.4	161.0	158.6
Group disability insurance	68.8	66.9	137.1	132.0
Individual disability insurance	53.3	48.4	105.5	95.9
Wellness (1)	2.6	—	5.2	—

(1)         For three and six months ended June 30, 2010, wellness fees were reported in the Corporate segment.

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

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	Increase (decrease)	2011	2010	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$434.2	$422.4	$11.8	$862.8	$846.5	$16.3
Fees and other revenues	174.2	97.5	76.7	302.8	203.8	99.0
Net investment income	172.7	167.4	5.3	346.7	329.1	17.6
Total operating revenues	781.1	687.3	93.8	1,512.3	1,379.4	132.9
Expenses:
Benefits, claims and settlement expenses	302.2	440.1	(137.9)	710.2	858.7	(148.5)
Dividends to policyholders	52.3	54.6	(2.3)	105.4	110.7	(5.3)
Operating expenses	354.1	118.9	235.2	536.8	271.7	265.1
Total expenses	708.6	613.6	95.0	1,352.4	1,241.1	111.3
Operating earnings before income taxes	72.5	73.7	(1.2)	159.9	138.3	21.6
Income taxes	23.0	23.7	(0.7)	50.9	44.2	6.7
Operating earnings	$49.5	$50.0	$(0.5)	$109.0	$94.1	$14.9

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Operating Earnings

Operating earnings decreased $2.4 million in our individual life insurance business primarily due to model changes. Operating earnings increased $1.9 million in our specialty benefits insurance business primarily due to premium growth and higher net investment income.

Operating Revenues

Premiums increased $18.5 million in our specialty benefits insurance business due to strong sales and stable lapses. Premiums decreased $6.7 million in our individual life insurance business primarily due to the expected continued decline from the decreasing block of traditional life insurance business.

Fees and other revenues increased $73.6 million in our individual life insurance business primarily due to the unlocking of unearned revenue associated with model changes and growth in the universal life and variable universal life lines of business.

Total Expenses

Benefits, claims and settlement expenses decreased $151.2 million in our individual life insurance business primarily due to unlocking associated with model changes.

Operating expenses increased $225.8 million in our individual life insurance business primarily due to higher DPAC amortization from the unlocking associated with model changes.

Income Taxes

The effective income tax rate for the segment was 32% for both the three months ended June 30, 2011 and 2010. The effective income tax rate was lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating Earnings

Operating earnings increased $11.3 million in our specialty benefits insurance business primarily due to improved claim experience, higher net investment income and premium growth. Operating earnings increased $3.6 million in our individual life insurance business primarily due to growth in the universal life and variable universal life lines of business.

Operating Revenues

Premiums increased $33.8 million in our specialty benefits insurance business due to strong sales and stable lapses. Premiums decreased $17.5 million in our individual life insurance business primarily due to the expected continued decline from the decreasing block of traditional life insurance business.

Fees and other revenues increased $92.4 million in our individual life insurance business primarily due to the unlocking of unearned revenue associated with model changes and growth in the universal life and variable universal life lines of business.

Net investment income increased primarily due to an increase in average invested assets.

Total Expenses

Benefits, claims and settlement expenses decreased $162.6 million in our individual life insurance business primarily due to unlocking associated with model changes.

Operating expenses increased $244.3 million in our individual life insurance business primarily due to higher DPAC amortization from the unlocking associated with model changes.

Income Taxes

The effective income tax rate for the segment was 32% for both the six months ended June 30, 2011 and 2010. The effective income tax rate was lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	Increase (decrease)	2011	2010	Increase (decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(39.9)	$(34.9)	$(5.0)	$(73.7)	$(62.1)	$(11.6)
Expenses:
Total expenses	(3.9)	11.0	(14.9)	(1.8)	20.2	(22.0)
Operating losses before income taxes, preferred stock dividends and noncontrolling interest	(36.0)	(45.9)	9.9	(71.9)	(82.3)	10.4
Income tax benefits	(15.4)	(18.3)	2.9	(27.4)	(33.2)	5.8
Preferred stock dividends	8.3	8.3	—	16.5	16.5	—
Operating earnings (losses) attributable to noncontrolling interest	2.9	—	2.9	2.9	(0.1)	3.0
Operating losses	$(31.8)	$(35.9)	$4.1	$(63.9)	$(65.5)	$1.6

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Operating Losses

Operating losses decreased due to the 2011 transition of wellness and non-medical fee-for-service claim administration businesses, which had operating losses in 2010, from this segment to the U.S. Insurance Solutions segment and a reduction in corporate overhead expenses needed to support the exited group medical insurance business.

Income Taxes

Income tax benefits decreased primarily due to a change in operating losses before income taxes.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating Losses

Operating losses decreased due to the 2011 transition of wellness and non-medical fee-for-service claim administration businesses, which had operating losses in 2010, from this segment to the U.S. Insurance Solutions segment and a reduction in corporate overhead expenses needed to support the exited group medical insurance business. Partially offsetting the decrease in operating losses was an increase in state income taxes.

Income Taxes

Income tax benefits decreased due to a change in operating losses before income taxes as well as an increase in state income tax expense.

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

Our liquidity is supported by a portfolio of U.S. government and agency and residential pass-through government-backed securities, of which we held $4.2 billion as of June 30, 2011, that may be utilized to bolster our liquidity position, as collateral for secured borrowing transactions with various third parties or by disposing of the securities in the open market, if needed. As of June 30, 2011, approximately $11.0 billion, or 98%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our life insurance and annuity liabilities contain provisions limiting early surrenders.

As of June 30, 2011 and December 31, 2010, we had short-term credit facilities with various financial institutions in an aggregate amount of $745.0 million and $719.8 million, respectively. As of both June 30, 2011 and December 31, 2010, we had $107.9 million of outstanding borrowings related to our credit facilities, with $28.8 million of assets pledged as support as of June 30, 2011. None of these credit arrangements, other than our commercial paper back-stop facility, are committed facilities. Due to the financial strength and the strong relationships we have with these providers, as well as the small size of these facilities, we are comfortable that there is a very low risk that the financial institutions would not be able to fund these facilities. As of both June 30, 2011 and December 31, 2010, our credit facilities include a $579.0 million commercial paper program, of which $50.0 million was outstanding as of both June 30, 2011 and December 31, 2010. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of June 30, 2011 and December 31, 2010. The back-stop facility is a five year facility that matures in June 2012. The facility is supported by fourteen banks, most if not all of which have other relationships with us. We have no reason to believe that our current providers would be unable or unwilling to fund the facility if necessary.

The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. In general, the current statutory limitations are the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on these limitations, Principal Life could distribute approximately $509.7 million in 2011. No dividends were paid as of June 30, 2011; however, Principal Life has distributed paid-in and contributed surplus in the amount of $500.0 million to its parent company in 2011, which counts toward Principal Life’s distribution capacity for the year.

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

Net cash provided by operating activities was $1,785.5 million and $1,484.3 million for the six months ended June 30, 2011, and 2010, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2011 compared to 2010 was primarily due to fluctuations in receivables and payables associated with the timing of settlement premiums and other considerations and sales of development real estate properties.

Net cash provided by investing activities was $793.9 million for the six months ended June 30, 2011 compared to net cash used in investing activities of $433.0 million for the six months ended June 30, 2010. The increase in cash provided by investing activities in 2011 compared to 2010 was primarily the result of an increase in net sales and maturities of investments in 2011.

Net cash used in financing activities was $2,287.2 million and $1,464.4 million for the six months ended June 30, 2011, and 2010, respectively. The increase in cash used in financing activities was primarily due to an increase in net withdrawals of investment contracts, for which we have had net withdrawals in both 2011 and 2010 primarily due to our decision to scale back our investment only business, as well as an increase in the acquisition of treasury stock in 2011.

Shelf Registration. On May 24, 2011, our shelf registration statement was filed with the SEC and became effective. The shelf registration replaces the shelf registration that had been in effect since June 2008. Under our current shelf registration, we have the ability to issue in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration.

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of June 30, 2011, we have no preferred dividend restrictions. The dividend payments on our preferred stock are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt. The components of short-term debt as of June 30, 2011, and December 31, 2010, were as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Commercial paper	$50.0	$50.0
Other recourse short-term debt	57.9	57.9
Total short-term debt	$107.9	$107.9

Long-Term Debt. As of June 30, 2011, there have been no significant changes to long-term debt since December 31, 2010.

Stockholders’ Equity. For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Stockholders’ Equity.”

Capitalization

Our capital structure as of June 30, 2011, and December 31, 2010, consisted of debt and equity summarized as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Debt:
Short-term debt	$107.9	$107.9
Long-term debt	1,582.1	1,583.7
Total debt	1,690.0	1,691.6
Stockholders’ equity:
Equity attributable to Principal Financial Group, Inc. excluding accumulated other comprehensive income	9,703.4	9,455.4
Total capitalization excluding accumulated other comprehensive income	$11,393.4	$11,147.0
Debt to equity excluding accumulated other comprehensive income	17%	18%
Debt to capitalization excluding accumulated other comprehensive income	15%	15%

As of June 30, 2011, we had $1,060.4 million of excess capital in the holding companies, consisting of cash and highly liquid assets available for debt maturities, interest, preferred stock dividends and other holding company obligations. In addition, we continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

Contractual Obligations and Contractual Commitments

As of June 30, 2011, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2010.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of June 30, 2011, there have been no significant changes to guarantees and indemnifications since December 31, 2010. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

A.M. Best, Fitch, Moody’s and Standard & Poor’s maintain a stable outlook on the U.S. life insurance sector. Despite the stable outlook, there is still concern about the impact of economic conditions on earnings recovery and residential or commercial real estate related investments as well as the heightened level of global economic uncertainty.

In June 2011, Fitch affirmed the ratings of Principal Life Insurance Company and Principal National Life Insurance Company and changed the outlook to stable from negative.

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

As of June 30, 2011, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of June 30, 2011, 2% of our net assets (liabilities) were Level 1, 97% were Level 2 and 1% were Level 3.

As of December 31, 2010, 43% of our net assets (liabilities) were Level 1, 53% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2010, 2% of our net assets (liabilities) were Level 1, 96% were Level 2 and 2% were Level 3.

Changes in Level 3 fair value measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2011, were $4,625.8 million as compared to $4,691.4 million as of December 31, 2010. The decrease was primarily due to settlements of fixed maturities, available-for-sale and fixed maturities, trading and net sales and settlements of separate account assets. To a lesser extent, the decrease was due to net transfers out of Level 3 into Level 2 for certain long-term bonds in our separate accounts due to our obtaining prices from third party pricing vendors versus relying on broker quotes or internal pricing models. These decreases in Level 3 assets were largely offset by gains on other invested assets and real estate included in our separate accounts.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2010, were $4,892.6 million as compared to $5,276.5 million as of December 31, 2009. The decrease in the fair value of Level 3 instruments for the six months ended June 30, 2010, is primarily related to fixed maturities, available-for-sale and separate account assets. The decrease in fixed maturities, available-for-sale is primarily due to our obtaining prices from third party pricing vendors versus relying on broker quotes or internal pricing models for certain structured securities, resulting in the transfer of those assets out of Level 3 into Level 2. The decrease in separate account assets is primarily a result of real estate sales. These decreases are partially offset by a net increase in fair value of Level 3 instruments related to the implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010. As a result of the new guidance, certain previously unconsolidated VIEs were consolidated and certain previously consolidated VIEs were deconsolidated. The fair value of Level 3 assets and liabilities of the newly consolidated and deconsolidated VIEs is primarily included in the net change for fixed maturities, trading; other investments; derivative liabilities and other liabilities.

Investments

We had total consolidated assets as of June 30, 2011, of $149.3 billion, of which $66.0 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2011, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	June 30, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$35,157.6	53%	$35,426.8	54%
Private	14,744.6	23	14,329.8	22
Equity securities	585.1	1	486.8	1
Mortgage loans:
Commercial	9,355.1	14	9,609.0	14
Residential	1,453.4	2	1,516.1	2
Real estate held for sale	32.4	—	51.9	—
Real estate held for investment	970.1	2	1,011.6	2
Policy loans	890.3	1	903.9	1
Other investments	2,767.3	4	2,641.6	4
Total invested assets	65,955.9	100%	65,977.5	100%
Cash and cash equivalents	2,169.6		1,877.4
Total invested assets and cash	$68,125.5		$67,854.9

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

	For the three months ended June 30,				Increase (decrease)		For the six months ended June 30,				Increase (decrease)
	2011		2010		2011 vs. 2010		2011		2010		2011 vs. 2010
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	5.7%	$683.0	5.8%	$711.3	(0.1)%	$(28.3)	5.6%	$1,350.1	5.7%	$1,399.6	(0.1)%	$(49.5)
Equity securities	2.8	4.0	3.0	3.3	(0.2)	0.7	2.9	7.9	3.2	7.1	(0.3)	0.8
Mortgage loans — commercial	6.0	140.9	5.9	146.3	0.1	(5.4)	5.9	280.7	5.9	293.1	—	(12.4)
Mortgage loans — residential	7.2	26.3	5.7	22.5	1.5	3.8	6.4	47.2	5.1	41.7	1.3	5.5
Real estate	7.2	18.2	4.3	11.5	2.9	6.7	9.0	46.7	4.0	21.3	5.0	25.4
Policy loans	6.5	14.5	6.8	15.1	(0.3)	(0.6)	6.5	28.9	6.9	30.9	(0.4)	(2.0)
Cash and cash equivalents	0.4	2.0	0.4	1.7	—	0.3	0.3	3.4	0.3	3.1	—	0.3
Other investments	0.9	5.9	(1.5)	(9.9)	2.4	15.8	0.8	10.6	(0.8)	(10.4)	1.6	21.0
Total before investment expenses	5.4	894.8	5.3	901.8	0.1	(7.0)	5.3	1,775.5	5.3	1,786.4	—	(10.9)
Investment expenses	(0.1)	(21.0)	(0.1)	(24.8)	—	3.8	(0.1)	(41.8)	(0.1)	(46.4)	—	4.6
Net investment income	5.3%	$873.8	5.2%	$877.0	0.1%	$(3.2)	5.2%	$1,733.7	5.2%	$1,740.0	—%	$(6.3)

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Net investment income decreased due to a decrease in average invested assets as the result of our decision to scale back our investment only business. This decrease was largely offset by higher inflation-based investment returns on average invested assets, most notably fixed maturities and other investments, in Chile and the strengthening of the Chilean peso against the U.S. dollar. Further offsetting the decline in net investment income were gains on sales of development real estate properties.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for our invested assets for the periods indicated.

	For the three months ended June 30,		Increase (decrease)	For the six months ended June 30,		Increase (decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(43.5)	$(55.2)	$11.7	$(93.7)	$(132.6)	$38.9
Fixed maturities, available-for-sale - other	1.6	0.2	1.4	2.6	8.4	(5.8)
Fixed maturities, trading	3.3	4.0	(0.7)	(1.3)	14.5	(15.8)
Equity securities — credit impairments	(4.5)	(0.2)	(4.3)	(2.4)	3.8	(6.2)
Derivatives and related hedge activities (2)	(9.3)	(18.5)	9.2	(34.5)	5.1	(39.6)
Commercial mortgages	(4.4)	(15.6)	11.2	(12.2)	(32.8)	20.6
Other gains	94.5	18.9	75.6	121.2	21.7	99.5
Net realized capital gains (losses)	$37.7	$(66.4)	$104.1	$(20.3)	$(111.9)	$91.6

(1)                                  Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedge activities, were a net gain (loss) of $2.6 million and $(0.9) million for the three months ended June 30, 2011 and 2010, respectively, and $7.3 million and $4.9 million for the six months ended June 30, 2011 and 2010, respectively.

(2)                                  Includes fixed maturities, available-for-sale impairment-related net gains of $0.4 million for the six months ended June 30, 2011 which were hedged by derivatives reflected in this line. There were no fixed maturities available-for-sale impairment-related net gains in this line for the three months ended June 30, 2011, or for the three and six months ended June 30, 2010.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to lower impairments on commercial mortgage-backed and other asset-backed securities as a result of improved market conditions.

Net realized capital losses on derivatives and related hedge activities decreased due to a decrease in mark-to-market losses on interest rate swaps not designated as hedging instruments resulting from changes in interest rates, partially offset by losses attributable to the GMWB embedded derivative.

Net realized capital losses on commercial mortgages decreased due to a lower valuation allowance provision in 2011 than in 2010. For additional information, see “Commercial Mortgage Loan Valuation Allowance.”

Other net realized capital gains increased due to higher equity market gains in 2011 relative to 2010. Other net realized capital gains included a $70.9 million gain in the second quarter of 2011 resulting from the sale of a portion of our interest in Catalyst Health Solutions, Inc., which is accounted for on the equity method. Other net realized capital gains included an $80.1 million gain in the second quarter of 2010 resulting from the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture, partially offset by a $66.5 million residential mortgage loan loss provision for our Bank and Trust Services business in the second quarter of 2010, which primarily related to the continued deterioration in the home equity portfolio resulting from sustained economic stress. Of this residential mortgage loan loss provision, $34.0 million related to 2009.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to lower impairments on commercial mortgage-backed and other asset-backed securities as a result of improved market conditions.

Net realized capital losses on derivatives and related hedge activities increased due to increased losses on the GMWB embedded derivatives, including losses from changes in the spread reflecting our own creditworthiness. These losses were partially offset by a decrease in mark-to-market losses on interest rate swaps not designated as hedging instruments resulting from changes in interest rates.

Net realized capital losses on commercial mortgages decreased due to a lower valuation allowance provision in 2011 than in 2010. For additional information, see “Commercial Mortgage Loan Valuation Allowance.”

Other net realized capital gains increased due to higher equity market gains in 2011 relative to 2010. Other realized capital gains included a $70.9 million gain in the second quarter of 2011 resulting from the sale of a portion of our interest in Catalyst Health Solutions, Inc., which is accounted for on the equity method. Other net realized capital gains included an $80.1 million gain in the second quarter of 2010 resulting from the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture, partially offset by a $66.5 million residential mortgage loan loss provision for our Bank and Trust Services business in the second quarter of 2010, which primarily related to the continued deterioration in the home equity portfolio resulting from sustained economic stress. Of this residential mortgage loan loss provision, $34.0 million related to 2009.

U.S. Investment Operations

Of our invested assets, $60.4 billion were held by our U.S. operations as of June 30, 2011. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of June 30, 2011, there are eleven members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
New mortgages	48%	44%	2.7x	3.5x
Entire mortgage portfolio	64%	66%	1.9x	1.8x

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

	June 30, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$31,627.8	52%	$31,956.6	53%
Private	14,744.6	24	14,329.8	24
Equity securities	516.9	1	424.1	1
Mortgage loans:
Commercial	9,345.8	16	9,599.6	16
Residential	807.7	1	877.5	1
Real estate held for sale	23.5	—	41.6	—
Real estate held for investment	969.2	2	1,010.7	2
Policy loans	865.6	1	879.7	1
Other investments	1,471.0	3	1,486.3	2
Total invested assets	60,372.1	100%	60,605.9	100%
Cash and cash equivalents	2,118.1		1,817.2
Total invested assets and cash	$62,490.2		$62,423.1

Fixed Maturities

Fixed maturities consist of publicly traded and privately placed bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of June 30, 2011 and December 31, 2010, were $9.2 billion and $8.7 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933. Fixed maturities include trading portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. We held $219.9 million and $274.9 million of these trading securities as of June 30, 2011 and December 31, 2010, respectively.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	June 30, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$873.9	2%	$929.1	2%
States and political subdivisions	3,024.1	7	2,826.9	6
Non-U.S. governments	408.2	1	424.2	1
Corporate - public	18,844.5	41	19,201.2	41
Corporate - private	12,263.8	26	12,065.1	26
Residential mortgage-backed pass-through securities	3,303.6	7	3,379.5	7
Commercial mortgage-backed securities	3,894.9	8	3,847.3	9
Residential collateralized mortgage obligations	1,427.0	3	1,435.4	3
Asset-backed securities	2,332.4	5	2,177.7	5
Total fixed maturities	$46,372.4	100%	$46,286.4	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 24% of total fixed maturities as of both June 30, 2011 and December 31, 2010. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	June 30, 2011	December 31, 2010
	(in millions)
European Union	$3,805.5	$3,680.4
United Kingdom	2,411.0	2,304.3
Australia	1,282.2	1,279.4
Asia	939.3	980.1
South America	551.1	522.1
Other countries (1)	2,169.7	2,140.0
Total	$11,158.8	$10,906.3

(1)                                  Includes exposure from 20 countries as of both June 30, 2011 and December 31, 2010.

All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of June 30, 2011 and December 31, 2010, our investments in Canada totaled $1,595.6 million and $1,680.3 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The exposure attributed to monoline bond and mortgage insurers from investments that are guaranteed by them is not included in the evaluation of our top ten exposures. We are not relying on said guarantors and are directly evaluating exposure to these investments. The following table presents our top ten exposures as of June 30, 2011.

Amortized cost
(in millions)
General Electric Co.	$217.8
Berkshire Hathaway Inc.	215.7
AT&T Inc.	215.6
Wells Fargo & Co.	207.4
JPMorgan Chase & Co.	195.4
Bank of America Corp. (1)	184.0
Credit Suisse Group AG (1)	168.6
Verizon Communications Inc.	156.0
Prudential Financial Inc.	150.7
Westpac Banking Corp.	149.9
Total top ten exposures	$1,861.1

(1)                                  Includes actual counterparty exposure.

We had exposure to monoline bond and mortgage insurers with an amortized cost of $642.8 million and a carrying amount of $682.7 million as of June 30, 2011. The $642.8 million includes wrapped guarantees on $627.7 million of underlying municipal bonds, corporate credit or ABS. Our direct exposure to these insurers was $15.1 million. Of the $627.7 million in wrapped guarantees, 44% was investment grade municipal bonds; 42% was investment grade bank perpetual preferred securities; 9% was ABS backed by sub-prime or Alt-A first lien mortgages, of which 35% was investment grade; and 5% was corporate fixed maturities, of which 92% was investment grade.

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

However, for loan-backed and structured securities, as defined by the NAIC, the NAIC rating is not always equivalent to an NRSRO rating as described below. For non-agency RMBS, PIMCO Advisors models and assigns the NAIC ratings. Effective December 31, 2010, the NAIC revised its rating methodology process for CMBS and retained Blackrock Solutions to undertake the modeling and assignment of those NAIC ratings. The NAIC expanded its definition of other loan-backed and structured securities in 2010. Effective January 1, 2011, these securities are subject to an intrinsic price matrix as provided by the NAIC. The NAIC’s stated objective for the revised rating methodologies was to improve the accuracy in assessing expected losses and determining an appropriate risk-based capital requirement for these assets. This may result in a final designation being higher or lower than the NRSRO credit rating. In addition, for those other loan-backed and structured securities without a current rating, an NAIC 6 rating is assigned. Our below investment grade assets increased at June 30, 2011, compared to December 31, 2010 primarily due to the revised rating methodologies.

The following table presents our total fixed maturities by NAIC designation and the equivalent ratings of the NRSROs as of the periods indicated as well as the percentage, based on fair value, that each designation comprises.

		June 30, 2011			December 31, 2010
NAIC Rating	Rating Agency Equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	AAA/AA/A	$26,984.6	$27,977.6	60%	$26,765.7	$27,433.1	59%
2	BBB	13,460.1	14,219.2	31	14,445.7	15,027.8	33
3	BB	2,769.1	2,699.7	6	2,599.5	2,460.0	5
4	B	931.9	813.1	2	883.6	739.1	2
5	CCC and lower	517.5	424.7	1	567.1	451.5	1
6	In or near default	374.7	238.1	—	329.0	174.9	—
	Total fixed maturities	$45,037.9	$46,372.4	100%	$45,590.6	$46,286.4	100%

Fixed maturities include 29 securities with an amortized cost of $275.5 million, gross gains of $5.2 million, gross losses of $1.5 million and a carrying amount of $279.2 million as of June 30, 2011, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios. As of June 30, 2011, based on amortized cost, 58% of our CMBS portfolio had ratings of A or higher and 44% was issued in 2005 or before and 14% of our ABS home equity portfolio had ratings of A or higher and 87% was issued in 2005 or before.

The following tables present our exposure by credit quality and year of issuance (“vintage”) for our CMBS portfolio as of the periods indicated.

	June 30, 2011
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$215.0	$208.6	$87.1	$88.7	$125.5	$124.2	$111.8	$102.9	$122.7	$82.2	$662.1	$606.6
2004	245.1	251.9	46.8	48.3	52.1	49.6	50.3	34.9	71.3	55.1	465.6	439.8
2005	374.0	403.7	43.4	47.3	18.3	16.2	77.4	69.0	224.8	153.3	737.9	689.5
2006	223.2	228.0	7.9	9.8	60.3	63.3	33.9	34.2	155.7	95.8	481.0	431.1
2007	341.8	339.0	33.8	36.0	193.7	211.6	276.6	282.9	627.1	422.4	1,473.0	1,291.9
2008	—	—	15.0	16.2	33.0	36.9	11.9	11.7	31.5	32.3	91.4	97.1
2009	136.0	140.7	16.1	16.1	—	—	—	—	—	—	152.1	156.8
2010	55.4	59.3	12.3	12.4	—	—	—	—	—	—	67.7	71.7
2011	110.6	110.4	—	—	—	—	—	—	—	—	110.6	110.4
Total	$1,701.1	$1,741.6	$262.4	$274.8	$482.9	$501.8	$561.9	$535.6	$1,233.1	$841.1	$4,241.4	$3,894.9

	December 31, 2010
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$372.4	$368.5	$119.9	$120.8	$140.6	$136.5	$149.1	$138.9	$118.4	$77.3	$900.4	$842.0
2004	262.6	270.5	58.4	58.3	52.1	46.3	50.3	33.6	71.5	51.9	494.9	460.6
2005	411.0	439.3	28.6	30.8	25.3	20.4	92.8	75.3	214.2	120.4	771.9	686.2
2006	216.3	216.7	9.0	11.0	75.0	78.6	19.1	19.7	171.2	81.1	490.6	407.1
2007	376.8	374.2	65.7	70.3	179.8	191.4	278.4	280.2	648.1	317.5	1,548.8	1,233.6
2008	—	—	15.0	15.7	32.9	35.8	11.8	9.6	31.2	19.3	90.9	80.4
2009	91.3	95.0	—	—	—	—	—	—	—	—	91.3	95.0
2010	37.9	39.0	3.3	3.4	—	—	—	—	—	—	41.2	42.4
Total	$1,768.3	$1,803.2	$299.9	$310.3	$505.7	$509.0	$601.5	$557.3	$1,254.6	$667.5	$4,430.0	$3,847.3

The following tables present our exposure by credit quality and vintage for our ABS home equity portfolio supported by subprime first lien mortgages as of the periods indicated.

	June 30, 2011
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$12.6	$12.7	$7.5	$7.3	$12.7	$12.2	$64.6	$59.2	$108.1	$84.6	$205.5	$176.0
2004	1.5	1.4	12.6	12.1	8.4	8.0	3.7	3.5	46.3	39.2	72.5	64.2
2005	—	—	3.0	3.2	—	—	2.0	1.4	67.1	48.2	72.1	52.8
2006	—	—	—	—	—	—	—	—	15.6	12.3	15.6	12.3
2007	—	—	—	—	—	—	—	—	38.9	30.7	38.9	30.7
Total	$14.1	$14.1	$23.1	$22.6	$21.1	$20.2	$70.3	$64.1	$276.0	$215.0	$404.6	$336.0

	December 31, 2010
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$34.2	$33.7	$55.1	$50.5	$8.2	$7.4	$52.8	$45.0	$64.8	$48.0	$215.1	$184.6
2004	27.7	26.0	4.3	4.2	25.5	21.8	11.9	11.0	5.2	4.5	74.6	67.5
2005	—	—	3.1	3.2	—	—	2.0	1.4	74.1	54.6	79.2	59.2
2006	—	—	—	—	—	—	—	—	15.7	11.0	15.7	11.0
2007	—	—	—	—	—	—	—	—	47.5	37.9	47.5	37.9
Total	$61.9	$59.7	$62.5	$57.9	$33.7	$29.2	$66.7	$57.4	$207.3	$156.0	$432.1	$360.2

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

	June 30, 2011	December 31, 2010
	($ in millions)
Total fixed maturities (public and private)	$46,372.4	$46,286.4
Problem fixed maturities (1)	$398.5	$378.7
Potential problem fixed maturities	258.4	237.6
Restructured problem fixed maturities	18.7	17.4
Total problem, potential problem and restructured fixed maturities	$675.6	$633.7
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	1.46%	1.37%

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

We would not consider a security with unrealized losses to be other than temporarily impaired when it is not our intent to sell the security, it is not more likely than not that we would be required to sell the security before recovery of the amortized cost, which may be maturity, and we expect to recover the amortized cost basis. However, we do sell securities under certain circumstances, such as when we have evidence of a change in the issuer’s creditworthiness, when we anticipate poor relative future performance of securities, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $97.2 million and $137.5 million for the six months ended June 30, 2011 and 2010, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	June 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,596.3	$124.8	$220.9	$4,500.2
Finance — Brokerage	417.7	22.6	1.9	438.4
Finance — Finance Companies	293.8	12.2	1.9	304.1
Finance — Financial Other	485.1	41.3	1.4	525.0
Finance — Insurance	2,970.1	169.0	48.8	3,090.3
Finance — REITS	1,088.9	42.2	16.4	1,114.7
Industrial — Basic Industry	1,699.4	111.7	2.3	1,808.8
Industrial — Capital Goods	2,069.8	129.1	9.7	2,189.2
Industrial — Communications	2,168.2	167.0	8.5	2,326.7
Industrial — Consumer Cyclical	1,573.8	105.9	7.5	1,672.2
Industrial — Consumer Non-Cyclical	2,880.9	222.0	11.0	3,091.9
Industrial — Energy	2,007.3	184.1	4.2	2,187.2
Industrial — Other	486.1	28.2	1.5	512.8
Industrial — Technology	886.5	52.0	5.0	933.5
Industrial — Transportation	692.6	42.9	6.0	729.5
Utility — Electric	2,665.3	180.7	14.2	2,831.8
Utility — Natural Gas	998.9	78.0	1.5	1,075.4
Utility — Other	155.9	15.6	—	171.5
FDIC guaranteed	96.0	1.5	—	97.5
Government guaranteed	1,188.6	118.8	5.4	1,302.0
Total corporate securities	29,421.2	1,849.6	368.1	30,902.7

Residential mortgage-backed pass-through securities	3,048.7	140.7	3.6	3,185.8
Commercial mortgage-backed securities	4,208.4	144.4	490.9	3,861.9
Residential collateralized mortgage obligations (1)	1,433.5	30.3	37.3	1,426.5
Asset-backed securities — Home equity (2)	404.6	0.4	69.0	336.0
Asset-backed securities — All other	1,515.0	39.0	0.5	1,553.5
Collateralized debt obligations — Credit	91.0	—	31.1	59.9
Collateralized debt obligations — CMBS	98.3	1.6	19.3	80.6
Collateralized debt obligations — Loans	186.4	1.3	9.0	178.7
Collateralized debt obligations — ABS	15.0	0.1	1.7	13.4
Total mortgage-backed and other asset-backed securities	11,000.9	357.8	662.4	10,696.3

U.S. government and agencies	727.8	24.6	0.2	752.2
States and political subdivisions	2,753.1	108.4	9.5	2,852.0
Non-U.S. governments	373.9	34.3	—	408.2
Total fixed maturities, available-for-sale	$44,276.9	$2,374.7	$1,040.2	$45,611.4

(1)                                  Includes exposure to Alt-a mortgage loans with an amortized cost of $51.0 million, gross unrealized gains of $1.0 million, gross unrealized losses of $1.8 million and a carrying amount of $50.2 million. The Alt-a portfolio has a weighted average rating of BBB+ and 64% are 2005 and prior vintages.

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

Of the $1,040.2 million in gross unrealized losses as of June 30, 2011, there were $2.2 million in losses attributed to securities scheduled to mature in one year or less, $38.3 million attributed to securities scheduled to mature between one to five years, $49.1 million attributed to securities scheduled to mature between five to ten years, $288.2 million attributed to securities scheduled to mature after ten years and $662.4 million related to mortgage-backed and other ABS that are not classified by maturity year. As of June 30, 2011, we were in a $1,334.5 million net unrealized gain position as compared to a $695.8 million net unrealized gain position as of December 31, 2010. Of the $638.7 million increase in net unrealized gains for the six months ended June 30, 2011, an approximate $0.3 billion net unrealized gain can be attributed to an approximate 16 basis points decrease in interest rates and the remaining net unrealized gains related to other market factors.

Fixed Maturities Available-for-Sale Unrealized Losses. We believe that our long-term fixed maturities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturities. The net cash inflows into investment grade fixed maturities are less than prior years due to us investing in more liquid investments. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. During the first half of 2011, we did not actively increase our investment in available-for-sale below investment grade assets. While Principal Life’s general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to no more than 10% of the total fixed maturities portfolios.

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

	June 30, 2011				December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$27,782.2	$1,559.5	$246.8	$29,094.9	$28,496.5	$1,429.0	$394.5	$29,531.0
Private	12,115.1	685.8	246.4	12,554.5	12,071.9	621.4	406.4	12,286.9
Below investment grade:
Public	2,288.1	41.8	265.9	2,064.0	2,087.8	39.1	305.3	1,821.6
Private	2,091.5	87.6	281.1	1,898.0	2,052.5	51.8	339.3	1,765.0
Total fixed maturities, available-for-sale	$44,276.9	$2,374.7	$1,040.2	$45,611.4	$44,708.7	$2,141.3	$1,445.5	$45,404.5

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2011
	Public		Private		Total
	Carrying Amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$1,210.3	$13.7	$816.3	$12.3	$2,026.6	$26.0
Greater than three to six months	101.2	4.4	128.2	2.9	229.4	7.3
Greater than six to nine months	586.6	15.3	237.4	9.4	824.0	24.7
Greater than nine to twelve months	92.4	4.6	25.6	0.3	118.0	4.9
Greater than twelve to twenty-four months	140.7	10.5	51.0	4.7	191.7	15.2
Greater than twenty-four to thirty-six months	69.7	10.2	196.3	31.6	266.0	41.8
Greater than thirty-six months	1,183.2	188.1	1,160.2	185.2	2,343.4	373.3
Total fixed maturities, available-for-sale	$3,384.1	$246.8	$2,615.0	$246.4	$5,999.1	$493.2

	December 31, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,534.3	$45.9	$999.8	$21.9	$3,534.1	$67.8
Greater than three to six months	157.9	6.8	59.3	1.4	217.2	8.2
Greater than six to nine months	186.3	5.5	65.1	2.1	251.4	7.6
Greater than nine to twelve months	103.3	3.4	5.1	0.1	108.4	3.5
Greater than twelve to twenty-four months	92.0	19.6	81.7	10.7	173.7	30.3
Greater than twenty-four to thirty-six months	541.6	86.1	437.0	89.4	978.6	175.5
Greater than thirty-six months	1,440.9	227.2	1,485.5	280.8	2,926.4	508.0
Total fixed maturities, available-for-sale	$5,056.3	$394.5	$3,133.5	$406.4	$8,189.8	$800.9

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2011
	Public		Private		Total
	Carrying Amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$230.7	$5.5	$67.4	$0.6	$298.1	$6.1
Greater than three to six months	12.1	2.0	31.9	1.1	44.0	3.1
Greater than six to nine months	2.5	0.2	19.8	3.6	22.3	3.8
Greater than nine to twelve months	—	—	1.1	0.1	1.1	0.1
Greater than twelve to twenty-four months	60.0	2.1	10.5	0.7	70.5	2.8
Greater than twenty-four to thirty-six months	49.2	5.2	11.4	2.8	60.6	8.0
Greater than thirty-six months	973.9	250.9	711.0	272.2	1,684.9	523.1
Total fixed maturities, available-for-sale	$1,328.4	$265.9	$853.1	$281.1	$2,181.5	$547.0

	December 31, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$70.1	$1.0	$70.9	$4.6	$141.0	$5.6
Greater than three to six months	15.1	0.3	8.9	0.1	24.0	0.4
Greater than six to nine months	7.2	1.1	—	—	7.2	1.1
Greater than nine to twelve months	32.0	1.2	11.5	0.6	43.5	1.8
Greater than twelve to twenty-four months	5.9	1.9	0.2	0.1	6.1	2.0
Greater than twenty-four to thirty-six months	233.9	43.9	175.1	89.0	409.0	132.9
Greater than thirty-six months	807.4	255.9	495.8	244.9	1,303.2	500.8
Total fixed maturities, available-for-sale	$1,171.6	$305.3	$762.4	$339.3	$1,934.0	$644.6

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	June 30, 2011
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$28.4	$9.9	$154.4	$45.6	$182.8	$55.5
Greater than three to six months	—	—	18.0	6.7	18.0	6.7
Greater than six to nine months	14.6	5.3	1.0	0.4	15.6	5.7
Greater than nine to twelve months	0.7	1.0	4.9	1.7	5.6	2.7
Greater than twelve months	218.6	245.6	605.6	359.3	824.2	604.9
Total fixed maturities, available-for-sale	$262.3	$261.8	$783.9	$413.7	$1,046.2	$675.5

	December 31, 2010
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$39.6	$11.1	$57.7	$16.5	$97.3	$27.6
Greater than three to six months	0.9	1.1	15.1	4.9	16.0	6.0
Greater than six to nine months	0.1	—	113.8	33.3	113.9	33.3
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	251.4	403.6	792.8	529.4	1,044.2	933.0
Total fixed maturities, available-for-sale	$292.0	$415.8	$979.4	$584.1	$1,271.4	$999.9

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $9,345.8 million and $9,599.6 million as of June 30, 2011 and December 31, 2010, respectively. The carrying amount of our residential mortgage loan portfolio was $807.7 million and $877.5 million as of June 30, 2011 and December 31, 2010, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 23% and 22% of our commercial mortgage loan portfolio as of June 30, 2011 and December 31, 2010, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of June 30, 2011 and December 31, 2010, 31% and 30%, respectively, of the commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 997 and 1,033 as of June 30, 2011 and December 31, 2010, respectively. The average loan size of our commercial mortgage portfolio was $9.4 million as of both June 30, 2011 and December 31, 2010.

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

There was a significant increase in the level of problem, potential problem, and restructured commercial mortgages during 2009 due to the impact of the U.S. recession on commercial real estate, peaking at year-end 2009. There has been a decrease in the level of problem, potential problem and restructured commercial mortgages since the peak through the first half of 2011 primarily due to loan payoffs, foreclosures, and improvement in collateral occupancies and values. The South Atlantic, East North Central and Pacific regions account for the majority of the problem, potential problem and restructured commercial mortgages as of June 30, 2011. The South Atlantic region accounted for the majority of the problem, potential problem, and restructured commercial mortgages as of December 31, 2010. Office and industrial properties accounted for over half of the problem, potential problem and restructured commercial mortgages as of June 30, 2011. Apartments and industrial properties accounted for over half of the problem, potential problem and restructured commercial mortgages as of December 31, 2010.

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated.

	June 30, 2011	December 31, 2010
	($ in millions)
Total commercial mortgages	$9,345.8	$9,599.6
Problem commercial mortgages (1)	$37.7	$35.7
Potential problem commercial mortgages	284.0	317.7
Restructured problem commercial mortgages	30.0	7.5
Total problem, potential problem and restructured commercial mortgages	$351.7	$360.9
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	3.76%	3.76%

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

The valuation allowance decreased $5.0 million for the six months ended June 30, 2011, and decreased $51.9 million for the year ended December 31, 2010. The decrease in the level of valuation allowance during 2011 was related to the same market factors as those causing the decrease in the level of problem, potential problem and restructured commercial mortgages during the six months ended June 30, 2011. The decrease in the level of valuation allowance during 2010 was primarily related to loan write downs, payoffs and loan sales and the related release of valuation allowance, which is partially offset by current period provisions. The South Atlantic region accounts for the highest level of reserves at both June 30, 2011 and December 31, 2010.

The following table represents our commercial mortgage valuation allowance for the periods indicated.

	June 30, 2011	December 31, 2010
	($ in millions)
Balance, beginning of period	$80.6	$132.5
Provision	13.1	54.1
Charge-offs	(18.2)	(106.0)
Recoveries	0.1	—
Balance, end of period	$75.6	$80.6
Valuation allowance as % of carrying value before reserves	0.80%	0.83%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $661.9 million and $719.3 million and first lien mortgages with an amortized cost of $182.7 million and $195.9 million as of June 30, 2011 and December 31, 2010, respectively, primarily held by our Bank and Trust Services business. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $25.9 million and $24.0 million as of June 30, 2011 and December 31, 2010, respectively. We establish the residential mortgage loan valuation allowance at levels considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the portfolio. Such evaluation considers numerous factors, including, but not limited to net charge-off trends, loss forecasts, collateral values, geographic location, borrower credit scores, delinquency rates, industry condition and economic trends. The changes in the valuation allowance are reported in net realized capital gains (losses) on our consolidated statements of operations.

Our residential mortgage loan portfolio, and in particular our home equity loan portfolio, experienced an increase in loss severity from sustained elevated levels of unemployment along with continued depressed collateral values in 2010. While these factors continue to drive charge-offs in 2011, losses have declined from the prior year due to declining loan balances. The following table represents our residential mortgage valuation allowance for the periods indicated.

	June 30, 2011	December 31, 2010
	($ in millions)
Balance, beginning of period	$37.7	$28.7
Provision	14.9	97.6
Charge-offs	(17.2)	(89.7)
Recoveries	1.5	1.1
Balance, end of period	$36.9	$37.7
Valuation allowance as % of carrying value before reserves	4.4%	4.1%

Real Estate

Real estate consists primarily of commercial equity real estate. As of June 30, 2011 and December 31, 2010, the carrying amount of our equity real estate investment was $992.7 million, or 2%, and $1,052.3 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $969.2 million and $1,010.7 million as of June 30, 2011 and December 31, 2010, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the six months ended June 30, 2011 and year ended December 31, 2010, there were no such impairment adjustments.

The carrying amount of real estate held for sale was $23.5 million and $41.6 million as of June 30, 2011 and December 31, 2010, respectively. There were no valuation allowances as of June 30, 2011 or December 31, 2010. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic and West South Central regions of the United States as of June 30, 2011. By property type, there is a concentration in office, industrial, and retail that represented approximately 78% of the equity real estate portfolio as of June 30, 2011.

Other Investments

Our other investments totaled $1,471.0 million as of June 30, 2011, compared to $1,486.3 million as of December 31, 2010. Derivative assets accounted for $989.6 million and $1,058.5 million in other investments as of June 30, 2011 and December 31, 2010, respectively. The remaining invested assets include equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $5.6 billion were held by our Principal International segment as of June 30, 2011. The assets are managed by either our Principal Global Investors segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of June 30, 2011 and December 31, 2010, were fixed maturities, other investments, residential mortgage loans and equity securities. In addition, policy loans are included in our invested assets. The following table excludes invested assets of the separate accounts.

	June 30, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities - Public	$3,529.8	63%	$3,470.2	65%
Equity securities	68.2	1	62.7	1
Mortgage loans:
Commercial	9.3	—	9.4	—
Residential	645.7	12	638.6	12
Real estate held for sale	8.9	—	10.3	—
Real estate held for investment	0.9	—	0.9	—
Policy loans	24.7	1	24.2	—
Other investments	1,296.3	23	1,155.3	22
Total invested assets	5,583.8	100%	5,371.6	100%
Cash and cash equivalents	51.5		60.2
Total invested assets and cash	$5,635.3		$5,431.8

Investments in equity method subsidiaries and direct financing leases accounted for $737.3 million and $504.5 million, respectively, of other investments as of June 30, 2011. Investments in equity method subsidiaries and direct financing leases accounted for $667.0 million and $443.1 million, respectively, of other investments as of December 31, 2010. The remaining other investments as of both June 30, 2011 and December 31, 2010, are primarily related to derivative assets and other short-term investments.

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

We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of June 30, 2011, approximately $11.0 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity.

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

As of June 30, 2011, the difference between the asset and liability durations on our primary duration-managed portfolio was -0.11, as compared to -0.28 as of December 31, 2010. This duration gap indicates that, as of June 30, 2011, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $26,159.3 million and $26,601.9 million as of June 30, 2011 and December 31, 2010, respectively.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of June 30, 2011, the weighted-average difference between the asset and liability durations on these portfolios was -2.70, as compared to -1.54 as of December 31, 2010. This duration gap indicates that, as of June 30, 2011, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $25,144.6 million and $24,720.0 million as of June 30, 2011 and December 31, 2010, respectively.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,978.4 million and $5,167.8 million as of June 30, 2011 and December 31, 2010, respectively.

Using the assumptions and data in effect as of June 30, 2011, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $707.3 million, compared with an estimated $455.4 million increase as of December 31, 2010. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	June 30, 2011
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$26,159.3	3.68	(0.11)	$28.8
Duration-monitored	25,144.6	4.22	(2.70)	678.5
Non duration-managed	4,978.4	4.04	N/A	N/A
Total	$56,282.3			$707.3

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

The aggregate fair value of long-term debt, excluding accrued interest, was $1,779.7 million and $1,756.3 million, as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $142.1 million, as compared to an estimated $143.1 million increase as of December 31, 2010. As of June 30, 2011, a 100 basis point immediate, parallel increase in interest rates would decrease the fair value of debt by approximately $128.1 million, as compared to an estimated $128.4 million decrease as of December 31, 2010. Debt is not recorded at fair value on the consolidated statements of financial position.

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

Derivatives in our portfolio with interest rate sensitivity were in a net liability position with a fair value of $327.2 million and $309.9 million as of June 30, 2011 and December 31, 2010, respectively. The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	June 30, 2011
			Fair value (no accrued interest)
	Notional amount	Weighted average term (years) (1)	-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$19,249.8	5.20	$(359.8)	$(330.5)	$(293.5)
Interest rate collars	500.0	11.66	17.5	2.5	(7.7)
Swaptions	68.5	0.67	—	—	0.1
Futures (2)	216.9	0.24	(15.5)	0.8	17.1
Total	$20,035.2		$(357.8)	$(327.2)	$(284.0)

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

We estimate that as of June 30, 2011, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2010. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $173.9 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of June 30, 2011, as compared to an estimated $161.6 million, or 10%, reduction as of December 31, 2010. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $4.1 million, or 11%, reduction in the operating earnings of our international operations for the three months ended June 30, 2011, as compared to an estimated $3.7 million, or 10%, reduction for the three months ended June 30, 2010. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $7.5 million, or 11%, reduction in the operating earnings of our international operations for the six months ended June 30, 2011, as compared to an estimated $7.8 million, or 11%, reduction for the six months ended June 30, 2010.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $2,471.4 million and $2,995.4 million as of June 30, 2011 and December 31, 2010, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,456.7 million and $1,558.5 million as of June 30, 2011 and December 31, 2010, respectively.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. Our operations in Chile had currency swaps with a notional amount of $99.6 million and $61.3 million as of June 30, 2011 and December 31, 2010, respectively, which were used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $70.7 million and $72.3 million as of June 30, 2011 and December 31, 2010, respectively, in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2011 or 2010.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of June 30, 2011 and December 31, 2010, the fair value of our equity securities was $585.1 million and $486.8 million, respectively. As of June 30, 2011, a 10% decline in the value of the equity securities would result in an unrealized loss of $58.5 million, as compared to an estimated unrealized loss of $48.7 million as of December 31, 2010.

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

The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. We recognized a pre-tax gain (loss) on the derivatives used to economically hedge our GMWB market risk of $19.5 million and $108.3 million for the three months ended June 30, 2011 and 2010, respectively and $(12.7) million and $91.6 million for the six months ended June 30, 2011 and 2010, respectively. We recognized a pre-tax gain (loss) on the change in fair value of the GMWB embedded derivative that is primarily related to market risk impacts (excluding spread reflecting our own creditworthiness) of $(25.2) million and $(135.8) million for the three months ended June 30, 2011 and 2010, respectively and $(2.3) million and $(121.6) million for the six months ended June 30, 2011 and 2010, respectively. Additionally, we recognized a pre-tax gain (loss) on the change in value of the GMWB liability related to other factors of $35.0 million and $59.4 million for the three months ended June 30, 2011 and 2010, respectively and $8.1 million and $55.8 million for the six months ended June 30, 2011 and 2010, respectively, primarily related to incorporating a spread reflecting our own creditworthiness. We reflect the actual and expected changes in value of the GMWB embedded derivative and the associated hedging instruments in our estimated gross profits, which resulted in a pre-tax increase (decrease) in DPAC amortization of $18.0 million and $24.4 million for the three months ended June 30, 2011 and 2010, respectively, and $(0.6) million and $34.7 million for the six months ended June 30, 2011 and 2010, respectively.

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

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $519.5 million and $374.5 million as of June 30, 2011 and December 31, 2010, respectively. We had credit exposure through credit default swaps with a notional amount of $150.0 million and $140.0 million as of June 30, 2011 and December 31, 2010, respectively, by investing in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $860.7 million and $967.9 million as of June 30, 2011 and December 31, 2010, respectively.

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

Based on our accounting policy, our disclosed exposure measures the fair value of derivatives that have become favorable to us and, therefore, is a combined credit exposure if all of the involved counterparties failed to fulfill their obligations. In the hypothetical scenario where all of our counterparties fail to fulfill their obligations, our exposure would be $1,073.6 million; however, including collateral received our exposure would be reduced to $872.6 million at June 30, 2011. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Exposure.”

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. Netting positive and negative exposures would yield an exposure of $245.9 million, which is reduced to $44.9 million with pledged collateral at June 30, 2011. As of June 30, 2011, we held total collateral of $201.0 million in the form of cash and securities and we posted $373.2 million in cash and securities as collateral to our counterparties. We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As a result of our management of our counterparty risk and the collateralization of our derivative portfolio, any deterioration in our derivative counterparties’ credit would not materially impact our financial statements as of June 30, 2011.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2011, and have concluded that our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2011 — January 31, 2011	925	$25.75	—	$250.0
February 1, 2011 — February 28, 2011	412	$32.77	—	$250.0
March 1, 2011 — March 31, 2011	175,259	$33.82	—	$250.0
April 1, 2011 — April 30, 2011	521	$32.39	—	$250.0
May 1, 2011 — May 31, 2011	1,615,288	$31.41	1,609,108	$199.5
June 1, 2011 — June 30, 2011	6,085,457	$29.50	6,083,184	$20.0
Total	7,877,862		7,692,292

(1)                                  Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of a publicly announced program.

(2)                                  During May 2011, our Board of Directors reinstated the November 2007 share repurchase program, which had previously been suspended. As of June 30, 2011, $20.0 million remained available under the November 2007 authorization. This program was completed in July 2011.

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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: August 3, 2011	By	/s/ Terrance J. Lillis
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.