Form 10-Q
period 2011-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2011-11-02
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 26, 2011, was 305,155,289.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	September 30, 2011	December 31, 2010
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2011 and 2010 include $225.7 million and $257.9 million related to consolidated variable interest entities)	$49,069.5	$48,636.3
Fixed maturities, trading (2011 and 2010 include $135.0 million and $131.4 million related to consolidated variable interest entities)	1,278.6	1,120.3
Equity securities, available-for-sale	120.5	169.9
Equity securities, trading (2011 and 2010 include $164.8 million and $158.6 million related to consolidated variable interest entities)	360.3	316.9
Mortgage loans	10,860.4	11,125.1
Real estate	1,013.2	1,063.5
Policy loans	883.5	903.9
Other investments (2011 and 2010 include $105.6 million and $128.7 million related to consolidated variable interest entities, of which $104.5 million and $128.3 million are measured at fair value under the fair value option)	3,202.8	2,641.6
Total investments	66,788.8	65,977.5
Cash and cash equivalents (2011 and 2010 include $304.9 million and $100.0 million related to consolidated variable interest entities)	1,434.2	1,877.4
Accrued investment income	663.7	666.1
Premiums due and other receivables	1,237.4	1,063.0
Deferred policy acquisition costs	3,245.5	3,529.8
Property and equipment	448.2	458.7
Goodwill	413.9	345.4
Other intangibles	872.8	834.6
Separate account assets	67,145.8	69,555.3
Other assets	1,052.0	1,323.3
Total assets	$143,302.3	$145,631.1
Liabilities
Contractholder funds	$36,875.0	$37,301.1
Future policy benefits and claims	19,821.9	20,046.3
Other policyholder funds	549.7	592.2
Short-term debt	73.8	107.9
Long-term debt	1,570.4	1,583.7
Income taxes currently payable	2.8	6.2
Deferred income taxes	707.9	409.9
Separate account liabilities	67,145.8	69,555.3
Other liabilities (2011 and 2010 include $515.7 million and $433.6 million related to consolidated variable interest entities, of which $90.6 million and $114.5 million are measured at fair value under the fair value option)	6,265.6	6,143.5
Total liabilities	133,012.9	135,746.1
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2011 and 2010	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2011 and 2010	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 450.2 million and 448.5 million shares issued, and 305.1 million and 320.4 million shares outstanding in 2011 and 2010	4.5	4.5
Additional paid-in capital	9,617.9	9,563.8
Retained earnings	5,130.3	4,612.3
Accumulated other comprehensive income	409.2	272.4
Treasury stock, at cost (145.1 million and 128.1 million shares in 2011 and 2010)	(5,181.7)	(4,725.3)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	9,980.3	9,727.8
Noncontrolling interest	309.1	157.2
Total stockholders’ equity	10,289.4	9,885.0
Total liabilities and stockholders’ equity	$143,302.3	$145,631.1

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Revenues
Premiums and other considerations	$672.7	$865.4	$2,221.7	$2,612.5
Fees and other revenues	631.5	563.5	1,930.9	1,685.9
Net investment income	815.3	880.3	2,549.0	2,620.3
Net realized capital gains, excluding impairment losses on available-for-sale securities	16.9	28.9	99.6	50.7
Total other-than-temporary impairment losses on available-for-sale securities	(12.7)	(55.9)	(67.6)	(247.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(34.9)	6.3	(83.0)	64.3
Net impairment losses on available-for-sale securities	(47.6)	(49.6)	(150.6)	(183.3)
Net realized capital losses	(30.7)	(20.7)	(51.0)	(132.6)
Total revenues	2,088.8	2,288.5	6,650.6	6,786.1
Expenses
Benefits, claims and settlement expenses	1,131.8	1,320.3	3,337.0	3,932.6
Dividends to policyholders	52.2	53.2	158.7	164.7
Operating expenses	766.6	751.5	2,360.9	2,111.2
Total expenses	1,950.6	2,125.0	5,856.6	6,208.5
Income before income taxes	138.2	163.5	794.0	577.6
Income taxes	71.9	12.2	214.7	78.5
Net income	66.3	151.3	579.3	499.1
Net income (loss) attributable to noncontrolling interest	(5.6)	0.9	36.6	7.4
Net income attributable to Principal Financial Group, Inc.	71.9	150.4	542.7	491.7
Preferred stock dividends	8.2	8.2	24.7	24.7
Net income available to common stockholders	$63.7	$142.2	$518.0	$467.0

Earnings per common share
Basic earnings per common share	$0.20	$0.44	$1.63	$1.46

Diluted earnings per common share	$0.20	$0.44	$1.61	$1.45

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders’ equity
	(in millions)
Balances at January 1, 2010	$—	$0.1	$4.5	$9,492.9	$4,160.7	$(1,042.0)	$(4,722.7)	$122.9	$8,016.4
Common stock issued	—	—	—	20.0	—	—	—	—	20.0
Stock-based compensation and additional related tax benefits	—	—	—	34.6	—	—	—	—	34.6
Treasury stock acquired, common	—	—	—	—	—	—	(2.3)	—	(2.3)
Dividends to preferred stockholders	—	—	—	—	(24.7)	—	—	—	(24.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5.6)	(5.6)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	14.0	14.0
Effects of implementation of accounting change related to variable interest entities, net	—	—	—	—	(10.7)	10.7	—	—	—
Effects of electing fair value option for fixed maturities upon implementation of accounting change related to embedded credit derivatives, net	—	—	—	—	(25.4)	25.4	—	—	—
Comprehensive income:
Net income	—	—	—	—	491.7	—	—	7.4	499.1
Net unrealized gains, net	—	—	—	—	—	1,339.0	—	—	1,339.0
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(37.3)	—	—	(37.3)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	9.1	—	0.1	9.2
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	171.9	—	—	171.9
Comprehensive income									1,981.9
Balances at September 30, 2010	$—	$0.1	$4.5	$9,547.5	$4,591.6	$476.8	$(4,725.0)	$138.8	$10,034.3

Balances at January 1, 2011	$—	$0.1	$4.5	$9,563.8	$4,612.3	$272.4	$(4,725.3)	$157.2	$9,885.0
Common stock issued	—	—	—	23.2	—	—	—	—	23.2
Stock-based compensation and additional related tax benefits	—	—	—	32.9	—	—	—	—	32.9
Treasury stock acquired, common	—	—	—	—	—	—	(456.4)	—	(456.4)
Dividends to preferred stockholders	—	—	—	—	(24.7)	—	—	—	(24.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(7.4)	(7.4)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	127.0	127.0
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2.0)	—	—	—	(4.0)	(6.0)
Comprehensive income:
Net income	—	—	—	—	542.7	—	—	36.6	579.3
Net unrealized gains, net	—	—	—	—	—	333.6	—	—	333.6
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	45.3	—	—	45.3
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(67.9)	—	(0.3)	(68.2)
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	(174.2)	—	—	(174.2)
Comprehensive income									715.8
Balances at September 30, 2011	$—	$0.1	$4.5	$9,617.9	$5,130.3	$409.2	$(5,181.7)	$309.1	$10,289.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2011	2010
	(in millions)
Operating activities
Net income	$579.3	$499.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	476.1	211.6
Additions to deferred policy acquisition costs	(379.2)	(367.5)
Accrued investment income	2.4	(18.4)
Net cash flows for trading securities	(193.8)	(56.7)
Premiums due and other receivables	(188.8)	(30.8)
Contractholder and policyholder liabilities and dividends	758.7	1,004.6
Current and deferred income taxes	62.3	22.1
Net realized capital losses	51.0	132.6
Depreciation and amortization expense	87.4	131.2
Mortgage loans held for sale, acquired or originated	(117.4)	(42.4)
Mortgage loans held for sale, sold or repaid, net of gain	49.9	42.8
Real estate acquired through operating activities	(35.5)	—
Real estate sold through operating activities	137.8	33.9
Stock-based compensation	32.5	34.1
Other	562.7	333.3
Net adjustments	1,306.1	1,430.4
Net cash provided by operating activities	1,885.4	1,929.5
Investing activities
Available-for-sale securities:
Purchases	(5,179.4)	(5,226.5)
Sales	845.6	1,374.1
Maturities	4,350.3	3,608.4
Mortgage loans acquired or originated	(1,070.4)	(662.4)
Mortgage loans sold or repaid	1,269.6	1,238.7
Real estate acquired	(43.8)	(23.8)
Net purchases of property and equipment	(32.6)	(11.4)
Purchase of interests in subsidiaries, net of cash acquired	(206.9)	—
Net change in other investments	(21.5)	8.8
Net cash provided by (used in) investing activities	(89.1)	305.9
Financing activities
Issuance of common stock	23.2	20.0
Acquisition of treasury stock	(456.4)	(2.3)
Proceeds from financing element derivatives	74.7	78.6
Payments for financing element derivatives	(38.6)	(36.2)
Excess tax benefits from share-based payment arrangements	2.0	0.8
Dividends to preferred stockholders	(24.7)	(24.7)
Issuance of long-term debt	2.6	1.7
Principal repayments of long-term debt	(4.3)	(8.9)
Net proceeds from (repayments of) short-term borrowings	(30.7)	27.1
Investment contract deposits	4,067.3	3,015.7
Investment contract withdrawals	(5,836.3)	(5,311.6)
Net increase (decrease) in banking operation deposits	(15.2)	36.0
Other	(3.1)	(3.2)
Net cash used in financing activities	(2,239.5)	(2,207.0)
Net increase (decrease) in cash and cash equivalents	(443.2)	28.4
Cash and cash equivalents at beginning of period	1,877.4	2,240.4
Cash and cash equivalents at end of period	$1,434.2	$2,268.8

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2011
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2010, included in our Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2010, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends how goodwill is tested for impairment. The amendments provide an option to perform a qualitative assessment to determine whether it is necessary to perform the annual two-step quantitative goodwill impairment test. This guidance will be effective for our 2012 goodwill impairment test and is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued authoritative guidance that changes the presentation of comprehensive income in the financial statements. The new guidance eliminates the presentation options contained in current guidance and instead requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that show the components of net income and other comprehensive income, including adjustments for items that are reclassified from other comprehensive income to net income. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance will be effective for us on January 1, 2012, and is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued authoritative guidance that clarifies and changes fair value measurement and disclosure requirements. This guidance expands existing disclosure requirements for fair value measurements and includes other amendments but does not require additional fair value measurements. This guidance will be effective for us on January 1, 2012, and is not expected to have a material impact on our consolidated financial statements.

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

Also in April 2011, the FASB issued authoritative guidance which clarifies when creditors should classify a loan modification as a troubled debt restructuring (“TDR”). A TDR occurs when a creditor grants a concession to a debtor experiencing financial difficulties. Loans denoted as a TDR are considered impaired and are specifically reserved for when calculating the allowance for credit losses. This guidance also ends the indefinite deferral issued in January 2011 surrounding new disclosures on loans classified as a TDR required as part of the credit quality disclosures guidance issued in July 2010. This guidance was effective for us on July 1, 2011, and was applied retrospectively to restructurings occurring on or after January 1, 2011. This guidance did not have a material impact on our consolidated financial statements. See Note 3, Investments, for further details.

In October 2010, the FASB issued authoritative guidance that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the successful acquisition of new or renewal insurance contracts. Capitalized costs should include incremental direct costs of contract acquisition, as well as certain costs related directly to acquisition activities such as underwriting, policy issuance and processing, medical and inspection and sales force contract selling. This guidance will be effective for us on January 1, 2012, with retrospective application permitted but not required. We are currently evaluating the final impact this guidance will have on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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
September 30, 2011
(Unaudited)

1. Nature of Operations and Significant Accounting Policies — (continued)

Separate Accounts

At September 30, 2011 and December 31, 2010, the separate accounts include a separate account valued at $136.8 million and $221.7 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

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
September 30, 2011
(Unaudited)

2. Variable Interest Entities — (continued)

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

	Grantor trusts	Collateralized private investment vehicles	CMBS	Hedge funds (2)	Total
	(in millions)
September 30, 2011
Fixed maturities, available-for-sale	$210.8	$14.9	$—	$—	$225.7
Fixed maturities, trading	—	135.0	—	—	135.0
Equity securities, trading	—	—	—	164.8	164.8
Other investments	—	—	104.5	1.1	105.6
Cash and cash equivalents	—	55.0	—	249.9	304.9
Accrued investment income	1.2	0.1	0.7	—	2.0
Premiums due and other receivables	—	1.6	—	47.1	48.7
Total assets	$212.0	$206.6	$105.2	$462.9	$986.7
Deferred income taxes	$2.2	$—	$—	$—	$2.2
Other liabilities (1)	136.3	145.5	71.3	162.6	515.7
Total liabilities	$138.5	$145.5	$71.3	$162.6	$517.9
December 31, 2010
Fixed maturities, available-for-sale	$243.1	$14.8	$—	$—	$257.9
Fixed maturities, trading	—	131.4	—	—	131.4
Equity securities, trading	—	—	—	158.6	158.6
Other investments	—	—	128.4	0.3	128.7
Cash and cash equivalents	—	55.0	—	45.0	100.0
Accrued investment income	0.7	0.1	0.8	—	1.6
Premiums due and other receivables	—	1.6	—	13.9	15.5
Total assets	$243.8	$202.9	$129.2	$217.8	$793.7
Deferred income taxes	$2.4	$—	$—	$—	$2.4
Other liabilities (1)	135.8	132.6	94.1	71.1	433.6
Total liabilities	$138.2	$132.6	$94.1	$71.1	$436.0

(1)         Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; collateralized private investment vehicles include derivative liabilities, financial guarantees and obligation to redeem notes at maturity or termination of the trust; CMBS includes obligation to the bondholders; and hedge funds include liabilities to securities brokers.

(2)         The consolidated statements of financial position included a $299.4 million and $145.9 million noncontrolling interest for hedge funds as of September 30, 2011 and December 31, 2010, respectively.

We did not provide financial or other support to investees designated as VIEs for the three and nine months ended September 30, 2011 and 2010.

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
September 30, 2011
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

The carrying value and maximum loss exposure for our unconsolidated VIEs, were as follows:

	Asset carrying value	Maximum exposure to loss (1)
	(in millions)
September 30, 2011
Fixed maturities, available-for-sale:
Corporate	$533.9	$389.8
Residential mortgage-backed pass-through securities	3,278.3	3,089.3
Commercial mortgage-backed securities	3,575.3	4,069.1
Collateralized debt obligations	332.2	396.6
Other debt obligations	3,518.0	3,552.5
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	110.7	110.7
Commercial mortgage-backed securities	19.2	19.2
Collateralized debt obligations	45.8	45.8
Other debt obligations	51.0	51.0

December 31, 2010
Fixed maturities, available-for-sale:
Corporate	$429.0	$367.7
Residential mortgage-backed pass-through securities	3,196.2	3,077.9
Commercial mortgage-backed securities	3,842.2	4,424.9
Collateralized debt obligations	293.0	380.5
Other debt obligations	3,114.1	3,184.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	215.5	215.5
Commercial mortgage-backed securities	5.1	5.1
Collateralized debt obligations	87.2	87.2
Other debt obligations	118.8	118.8

(1)          Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and to fair value for our fixed maturities, trading.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)

September 30, 2011
(Unaudited)

2. Variable Interest Entities — (continued)

Sponsored Investment Funds

We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities’ net assets. As of both September 30, 2011 and December 31, 2010, these VIEs held $1.7 billion in total assets. During 2010, we chose to contribute $3.2 million to these VIEs for competitive reasons and have no contractual obligation to further contribute to the funds.

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
September 30, 2011
(Unaudited)

3.  Investments — (continued)

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI (1)	Fair value
	(in millions)
September 30, 2011
Fixed maturities, available-for-sale:
U.S. government and agencies	$758.5	$34.3	$0.1	$—	$792.7
Non-U.S. governments	673.1	119.6	1.0	—	791.7
States and political subdivisions	2,734.9	208.1	5.7	—	2,937.3
Corporate	32,155.4	2,426.1	716.2	21.3	33,844.0
Residential mortgage-backed pass-through securities	3,089.3	189.3	0.3	—	3,278.3
Commercial mortgage-backed securities	4,069.1	112.4	467.3	138.9	3,575.3
Collateralized debt obligations	396.6	1.9	57.8	8.5	332.2
Other debt obligations	3,552.5	97.9	50.1	82.3	3,518.0
Total fixed maturities, available-for-sale	$47,429.4	$3,189.6	$1,298.5	$251.0	$49,069.5
Total equity securities, available-for-sale	$120.9	$8.8	$9.2		$120.5
December 31, 2010
Fixed maturities, available-for-sale:
U.S. government and agencies	$748.5	$21.0	$0.2	$—	$769.3
Non-U.S. governments	744.7	127.9	—	—	872.6
States and political subdivisions	2,615.0	64.7	23.3	—	2,656.4
Corporate	32,523.8	1,913.7	527.0	18.0	33,892.5
Residential mortgage-backed pass-through securities	3,077.9	124.2	5.9	—	3,196.2
Commercial mortgage-backed securities	4,424.9	118.0	506.1	194.6	3,842.2
Collateralized debt obligations	380.5	1.7	51.8	37.4	293.0
Other debt obligations	3,184.9	53.7	40.0	84.5	3,114.1
Total fixed maturities, available-for-sale	$47,700.2	$2,424.9	$1,154.3	$334.5	$48,636.3
Total equity securities, available-for-sale	$180.0	$8.1	$18.2		$169.9

(1)      Excludes $55.8 million and $58.6 million as of September 30, 2011 and December 31, 2010, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date.

The amortized cost and fair value of fixed maturities available-for-sale at September 30, 2011, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,799.0	$2,844.7
Due after one year through five years	13,175.9	13,615.4
Due after five years through ten years	9,050.8	9,676.1
Due after ten years	11,296.2	12,229.5
Subtotal	36,321.9	38,365.7
Mortgage-backed and other asset-backed securities	11,107.5	10,703.8
Total	$47,429.4	$49,069.5

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$5.4	$10.5	$23.6	$51.3
Gross losses	(13.3)	(62.3)	(74.5)	(285.3)
Other-than-temporary impairment losses reclassified to (from) OCI	(34.9)	6.3	(83.0)	64.3
Hedging, net	110.1	80.8	139.6	257.4
Fixed maturities, trading	(11.2)	11.8	(12.5)	26.3
Equity securities, available-for-sale:
Gross gains	0.1	0.9	2.3	8.7
Gross losses	—	(0.7)	(4.5)	(2.8)
Equity securities, trading	(35.8)	(1.7)	20.8	6.1
Mortgage loans	(13.0)	(19.7)	(35.0)	(128.1)
Derivatives	(105.7)	(25.4)	(161.4)	(232.3)
Other	67.6	(21.2)	133.6	101.8
Net realized capital losses	$(30.7)	$(20.7)	$(51.0)	$(132.6)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $0.1 billion and $0.2 billion for the three months ended September 30, 2011 and 2010, and $0.8 billion and $1.3 billion for the nine months ended September 30, 2011 and 2010, respectively.

Other-Than-Temporary Impairments

We have a process in place to identify fixed maturity and equity securities that could potentially have a credit or interest-related impairment that is other than temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

Each reporting period, all securities are reviewed to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows; (5) for fixed maturities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and (6) for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent we determine that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Fixed maturities, available-for-sale	$(12.8)	$(56.2)	$(65.4)	$(251.7)
Equity securities, available-for-sale	0.1	0.3	(2.2)	4.1
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(12.7)	(55.9)	(67.6)	(247.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	(34.9)	6.3	(83.0)	64.3
Net impairment losses on available-for-sale securities	$(47.6)	$(49.6)	$(150.6)	$(183.3)

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
September 30, 2011
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

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Beginning balance	$(359.7)	$(303.0)	$(325.7)	$(204.7)
Credit losses for which an other-than-temporary impairment was not previously recognized	(9.1)	(3.7)	(24.1)	(97.9)
Credit losses for which an other-than-temporary impairment was previously recognized	(35.3)	(32.3)	(104.0)	(78.4)
Reduction for credit losses previously recognized on fixed maturities now sold or intended to be sold	11.6	—	63.3	39.7
Reduction for credit losses previously recognized on fixed maturities reclassified to trading (1)	—	44.4	—	44.4
Net reduction (increase) for positive changes in cash flows expected to be collected and amortization (2)	(0.9)	0.6	(2.9)	2.9
Ending balance	$(393.4)	$(294.0)	$(393.4)	$(294.0)

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

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	September 30, 2011
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$45.6	$0.1	$—	$—	$45.6	$0.1
Non-U.S. governments	28.0	1.0	0.3	—	28.3	1.0
States and political subdivisions	75.8	0.7	56.6	5.0	132.4	5.7
Corporate	3,639.4	160.1	2,421.6	577.4	6,061.0	737.5
Residential mortgage-backed pass-through securities	35.9	0.1	4.4	0.2	40.3	0.3
Commercial mortgage-backed securities	855.2	73.1	921.5	533.1	1,776.7	606.2
Collateralized debt obligations	114.0	2.3	196.5	64.0	310.5	66.3
Other debt obligations	520.6	15.7	458.8	116.7	979.4	132.4
Total fixed maturities, available-for-sale	$5,314.5	$253.1	$4,059.7	$1,296.4	$9,374.2	$1,549.5
Total equity securities, available-for-sale	$20.3	$4.0	$35.2	$5.2	$55.5	$9.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

3.  Investments — (continued)

Of the total amounts, Principal Life’s consolidated portfolio represented $9,068.0 million in available-for-sale fixed maturities with gross unrealized losses of $1,497.7 million. Principal Life’s consolidated portfolio consists of fixed maturities where 76% were investment grade (rated AAA through BBB-) with an average price of 86 (carrying value/amortized cost) at September 30, 2011. Gross unrealized losses in our fixed maturities portfolio increased during the nine months ended September 30, 2011, due to a widening of credit spreads, primarily in the corporate and commercial mortgage-backed securities sectors.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 546 securities with a carrying value of $5,107.5 million and unrealized losses of $240.0 million reflecting an average price of 96 at September 30, 2011. Of this portfolio, 87% was investment grade (rated AAA through BBB-) at September 30, 2011, with associated unrealized losses of $167.8 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 620 securities with a carrying value of $3,960.5 million and unrealized losses of $1,257.7 million. The average rating of this portfolio was BBB with an average price of 76 at September 30, 2011. Of the $1,257.7 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $533.1 million in unrealized losses with an average price of 63 and an average credit rating of BBB-. The remaining unrealized losses consist primarily of $538.7 million within the corporate sector at September 30, 2011. The average price of the corporate sector was 81 and the average credit rating was BBB. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at September 30, 2011.

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
September 30, 2011
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

	September 30, 2011	December 31, 2010
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$1,891.1	$1,197.7
Noncredit component of impairment losses on fixed maturities, available-for-sale	(251.0)	(334.5)
Net unrealized losses on equity securities, available-for-sale	(0.4)	(10.1)
Adjustments for assumed changes in amortization patterns	(445.7)	(273.8)
Adjustments for assumed changes in policyholder liabilities	(245.8)	(212.4)
Net unrealized gains on derivative instruments	107.2	53.5
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	151.4	145.2
Provision for deferred income taxes	(395.2)	(169.0)
Effects of implementation of accounting change related to variable interest entities, net	—	10.7
Effects of electing fair value option for fixed maturities upon implementation of accounting changes related to embedded credit derivatives, net	—	25.4
Net unrealized gains on available-for-sale securities and derivative instruments	$811.6	$432.7

(1)          Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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

	September 30, 2011	December 31, 2010
	(in millions)

Commercial mortgage loans	$9,576.2	$9,689.6
Residential mortgage loans	1,395.4	1,556.6
Total amortized cost	10,971.6	11,246.2

Valuation allowance	(111.2)	(121.1)
Total carrying value	$10,860.4	$11,125.1

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $40.6 million and $115.8 million of residential mortgage loans during the three and nine months ended September 30, 2011, respectively. We sold $20.8 million and $49.2 million of residential mortgage loans during the three and nine months ended September 30, 2011, respectively.

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. Commercial mortgage loans represent a primary area of credit risk exposure.

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	September 30, 2011		December 31, 2010
	Amortized cost	Percent of total	Amortized cost	Percent of total
	($ in millions)
Geographic distribution
New England	$457.9	4.8%	$430.3	4.5%
Middle Atlantic	1,640.9	17.1	1,648.4	17.0
East North Central	789.4	8.2	841.1	8.7
West North Central	418.9	4.4	466.7	4.8
South Atlantic	2,263.7	23.7	2,358.1	24.3
East South Central	233.9	2.4	231.5	2.4
West South Central	627.3	6.6	548.6	5.7
Mountain	641.3	6.7	691.0	7.1
Pacific	2,492.4	26.0	2,464.5	25.4
International	10.5	0.1	9.4	0.1
Total	$9,576.2	100.0%	$9,689.6	100.0%
Property type distribution
Office	$2,887.7	30.3%	$2,886.2	29.8%
Retail	2,502.2	26.1	2,503.0	25.8
Industrial	2,174.8	22.7	2,334.5	24.1
Apartments	1,192.0	12.4	1,138.1	11.7
Hotel	460.4	4.8	471.8	4.9
Mixed use/other	359.1	3.7	356.0	3.7
Total	$9,576.2	100.0%	$9,689.6	100.0%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

3.  Investments — (continued)

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $640.4 million and $719.3 million and first lien mortgages with an amortized cost of $755.0 million and $837.3 million as of September 30, 2011 and December 31, 2010, respectively. Most of our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

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

Our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	September 30, 2011
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$5,443.1	$314.8	$5,757.9
BBB+ thru BBB-	2,254.9	243.2	2,498.1
BB+ thru BB-	598.9	19.3	618.2
B+ and below	698.4	3.6	702.0
Total	$8,995.3	$580.9	$9,576.2

	December 31, 2010
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$4,781.8	$324.7	$5,106.5
BBB+ thru BBB-	2,636.1	249.5	2,885.6
BB+ thru BB-	726.1	38.5	764.6
B+ and below	929.0	3.9	932.9
Total	$9,073.0	$616.6	$9,689.6

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

3.  Investments — (continued)

Our performing and non-performing residential mortgage loans were as follows:

	September 30, 2011
	Home equity	First liens	Total
	(in millions)
Performing	$626.9	$733.1	$1,360.0
Nonperforming	13.5	21.9	35.4
Total	$640.4	$755.0	$1,395.4

	December 31, 2010
	Home equity	First liens	Total
	(in millions)
Performing	$705.0	$811.6	$1,516.6
Nonperforming	14.3	25.7	40.0
Total	$719.3	$837.3	$1,556.6

Non-Accrual Mortgage Loans

Commercial and residential mortgage loans are placed on non-accrual status if we have concern regarding the collectability of future payments or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow for commercial mortgage loans or number of days past due for residential mortgage loans. Based on an assessment as to the collectability of the principal, a determination is made to apply any payments received either against the principal or according to the contractual terms of the loan. When a loan is placed on nonaccrual status, the accrued unpaid interest receivable is reversed against interest income. Accrual of interest resumes after factors resulting in doubts about collectability have improved. Residential first lien mortgages in the Chilean market are carried on accrual for a longer period of delinquency than domestic loans, as assessment of collectability is based on the nature of the loans and collection practices in that market.

Mortgage loans on non-accrual status were as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Commercial:
Brick and mortar	$74.1	$67.1
Residential:
Home equity	13.5	14.3
First liens	15.0	15.7
Total	$102.6	$97.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

3.  Investments — (continued)

The aging of mortgage loans and mortgage loans that were 90 days or more past due and still accruing interest were as follows:

	September 30, 2011
	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$18.4	$—	$27.0	$45.4	$8,949.9	$8,995.3	$—
Commercial-CTL	—	—	—	—	580.9	580.9	—
Residential-home equity	15.1	5.1	6.7	26.9	613.5	640.4	—
Residential-first liens	16.5	6.1	20.9	43.5	711.5	755.0	6.9
Total	$50.0	$11.2	$54.6	$115.8	$10,855.8	$10,971.6	$6.9

	December 31, 2010
	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$22.5	$9.1	$31.6	$9,041.4	$9,073.0	$—
Commercial-CTL	—	—	—	—	616.6	616.6	—
Residential-home equity	9.3	4.5	9.2	23.0	696.3	719.3	—
Residential-first liens	19.1	8.5	23.0	50.6	786.7	837.3	10.0
Total	$28.4	$35.5	$41.3	$105.2	$11,141.0	$11,246.2	$10.0

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
September 30, 2011
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

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	For the three months ended September 30, 2011
	Commercial	Residential	Total
	(in millions)
Beginning balance	$75.6	$38.7	$114.3
Provision	0.4	7.4	7.8
Charge-offs	(4.2)	(7.6)	(11.8)
Recoveries	—	1.1	1.1
Effect of exchange rates	—	(0.2)	(0.2)
Ending balance	$71.8	$39.4	$111.2

	For the nine months ended, September 30, 2011
	Commercial	Residential	Total
	(in millions)
Beginning balance	$80.6	$40.5	$121.1
Provision	13.5	21.3	34.8
Charge-offs	(22.4)	(24.8)	(47.2)
Recoveries	0.1	2.6	2.7
Effect of exchange rates	—	(0.2)	(0.2)
Ending balance	$71.8	$39.4	$111.2
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$4.1	$3.8	$7.9
Collectively evaluated for impairment	67.7	35.6	103.3
Allowance ending balance	$71.8	$39.4	$111.2
Loan balance by basis of impairment method:
Individually evaluated for impairment	$19.1	$25.8	$44.9
Collectively evaluated for impairment	9,557.1	1,369.6	10,926.7
Loan ending balance	$9,576.2	$1,395.4	$10,971.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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

	September 30, 2011
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$40.7	$51.2	$—
Residential-first liens	4.1	4.0	—
With an allowance recorded:
Commercial-brick and mortar	19.1	19.1	4.1
Residential-home equity	12.9	12.5	2.2
Residential-first liens	8.9	8.8	1.6
Total:
Commercial	$59.8	$70.3	$4.1
Residential	$25.9	$25.3	$3.8

	December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$22.5	$28.9	$—
Residential-first liens	5.3	5.2	—
With an allowance recorded:
Commercial-brick and mortar	29.8	29.7	9.1
Residential-home equity	11.5	11.2	2.3
Residential-first liens	10.0	9.9	3.0
Total:
Commercial	$52.3	$58.6	$9.1
Residential	$26.8	$26.3	$5.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

3.  Investments — (continued)

	For the three months ended September 30, 2011		For the nine months ended September 30, 2011
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$45.0	$0.2	$31.6	$0.7
Residential-first liens	4.0	—	4.5	—
With an allowance recorded:
Commercial-brick and mortar	22.4	0.3	28.5	0.9
Residential-home equity	12.6	0.2	12.4	0.5
Residential-first liens	9.5	—	9.7	0.1
Total:
Commercial	$67.4	$0.5	$60.1	$1.6
Residential	$26.1	$0.2	$26.6	$0.6

Mortgage Loan Modifications

Our commercial and residential mortgage loan portfolios include loans that have been modified. We assess loan modifications on a case-by-case basis to evaluate whether a TDR has occurred. The commercial mortgage loan TDRs were modified to delay principal payments or to reduce or delay interest payments. With the exception of one loan, the contractual rates were not altered. As part of our TDR assessment, we have determined these loan rates are now considered below market based on current circumstances. Commercial mortgage loan modifications resulted in delayed cash receipts and a decrease in interest income. The residential mortgage loan TDRs include modifications of interest-only payment periods, delays in principal balloon payments, and interest rate reductions. Residential mortgage loan modifications resulted in delayed or decreased cash receipts and a decrease in interest income.

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended September 30, 2011
	TDRs		TDRs in payment default
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
		(in millions)		(in millions)
Commercial-brick and mortar	—	$—	—	$—
Residential-home equity	20	0.8	1	—
Residential-first liens	1	0.2	1	0.3
Total	21	$1.0	2	$0.3

	For the nine months ended September 30, 2011
	TDRs		TDRs in payment default
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
		(in millions)		(in millions)
Commercial-brick and mortar	4	$28.5	2	$17.6
Residential-home equity	80	4.1	4	—
Residential-first liens	5	1.3	1	0.3
Total	89	$33.9	7	$17.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

3.  Investments — (continued)

Commercial mortgage loans that have been designated as a TDR have been previously reserved for in the mortgage loan valuation allowance to the estimated fair value of the underlying collateral reduced by the cost to sell.

Residential mortgage loans that have been designated as a TDR are specifically reserved for in the mortgage loan valuation allowance if losses result from the modification. Residential mortgage loans that have defaulted are reduced to the expected collectible amount.

Securities Posted as Collateral

We posted $1,344.4 million in fixed maturities, available-for-sale securities at September 30, 2011, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements and our obligation under funding agreements with the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, we posted $1,732.0 million in commercial mortgage loans as of September 30, 2011, to satisfy collateral requirements associated with our obligation under funding agreements with the FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and commercial mortgage loans, respectively, on our consolidated statements of financial position.

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
September 30, 2011
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
September 30, 2011
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

We posted $387.3 million and $376.8 million in cash and securities under collateral arrangements as of September 30, 2011 and December 31, 2010, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the rating on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of September 30, 2011 and December 31, 2010, was $1,537.6 million and $1,262.0 million, respectively. With respect to these derivatives, we posted collateral of $387.3 million and $376.8 million as of September 30, 2011 and December 31, 2010, respectively, in the normal course of business, which reflects netting under derivative credit support annex agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2011, we would be required to post an additional $50.0 million of collateral to our counterparties.

As of September 30, 2011 and December 31, 2010, we had received $243.6 million and $249.2 million, respectively, of cash collateral associated with our derivative credit support annex agreements. The cash collateral is included in other assets on the consolidated statements of financial position, with a corresponding liability reflecting our obligation to return the collateral recorded in other liabilities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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

	September 30, 2011	December 31, 2010
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$19,405.6	$19,803.0
Interest rate collars	500.0	500.0
Futures	376.4	0.8
Swaptions	68.5	68.5
Foreign exchange contracts:
Foreign currency swaps	4,006.0	4,615.2
Currency forwards	78.0	72.3
Equity contracts:
Options	1,377.5	997.5
Futures	180.6	—
Credit contracts:
Credit default swaps	1,843.8	1,482.4
Other contracts:
Embedded derivative financial instruments	4,745.7	3,991.6
Total notional amounts at end of period	$32,582.1	$31,531.3

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$925.5	$607.1
Interest rate collars	29.3	1.7
Swaptions	—	0.1
Foreign exchange contracts:
Foreign currency swaps	337.9	493.2
Currency forwards	1.2	3.3
Equity contracts:
Options	109.5	64.9
Credit contracts:
Credit default swaps	25.1	6.7
Total gross credit exposure	1,428.5	1,177.0
Less: collateral received	244.5	249.2
Net credit exposure	$1,184.0	$927.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$136.3	$66.6	$529.5	$405.4
Foreign exchange contracts	285.9	390.8	155.2	142.5
Total derivatives designated as hedging instruments	$422.2	$457.4	$684.7	$547.9

Derivatives not designated as hedging instruments
Interest rate contracts	$748.4	$488.4	$659.9	$459.5
Foreign exchange contracts	44.8	65.8	43.8	60.4
Equity contracts	109.5	64.9	0.5	31.7
Credit contracts	25.1	6.7	196.0	171.7
Other contracts	—	—	305.0	145.7
Total derivatives not designated as hedging instruments	$927.8	$625.8	$1,205.2	$869.0

Total derivative instruments	$1,350.0	$1,083.2	$1,889.9	$1,416.9

(1)         The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)         The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $166.1 million and $6.6 million as of September 30, 2011 and December 31, 2010, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $50.0 million as of September 30, 2011 and $10.0 million as of December 31, 2010. These purchased credit derivative transactions had a net asset (liability) fair value of $0.1 million as of September 30, 2011 and $(0.8) million as of December 31, 2010. Our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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
September 30, 2011
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

	September 30, 2011
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$125.0	$(1.5)	$125.0	3.3
A	453.0	(2.5)	453.0	2.6
BBB	60.0	(0.4)	60.0	1.3
CCC	10.0	(0.5)	10.0	0.5
Structured finance
C	32.0	(27.3)	32.0	9.2
Near default	13.3	(13.1)	13.3	1.5
Total single name credit default swaps	693.3	(45.3)	693.3	2.9

Basket and index credit default swaps
Corporate debt
A	6.0	—	6.0	0.2
CCC	135.0	(113.8)	135.0	5.5
CC	15.0	(12.0)	15.0	1.2
Government/municipalities
A	40.0	(10.8)	40.0	4.6
Structured finance
AA	20.0	(7.3)	20.0	3.7
BBB	5.0	(2.9)	5.0	14.2
Total basket and index credit default swaps	221.0	(146.8)	221.0	4.9
Total credit default swap protection sold	$914.3	$(192.1)	$914.3	3.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

	September 30, 2011
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BB	$9.7	$9.7	5.2
CCC	25.0	19.9	1.7
CC	5.1	1.7	4.5
Total corporate debt	39.8	31.3	2.9
Structured finance
AA	9.2	9.2	6.6
BBB	26.9	23.6	4.8
BB	15.0	13.8	2.8
B	9.9	9.9	5.7
CCC	5.5	5.5	5.2
C	0.4	0.4	6.8
Total structured finance	66.9	62.4	4.8
Total fixed maturities with credit derivatives	$106.7	$93.7	4.1

	December 31, 2010
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BB	$18.1	$18.1	6.0
CCC	50.0	46.2	2.1
CC	12.1	1.6	4.9
Total corporate debt	80.2	65.9	3.4
Structured finance
AA	5.2	5.2	5.8
BBB	26.8	23.1	5.5
BB	15.5	15.0	3.7
B	10.5	10.5	6.4
CCC	9.2	8.7	5.9
C	13.5	5.8	12.8
Total structured finance	80.7	68.3	6.6
Total fixed maturities with credit derivatives	$160.9	$134.2	5.0

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
September 30, 2011
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

Derivatives in fair value hedging	Amount of gain (loss) recognized in net income on derivatives for the three months ended September 30, (1)		Hedged items in fair value	Amount of gain (loss) recognized in net income on related hedged item for the three months ended September 30, (1)
relationships	2011	2010	hedging relationships	2011	2010
	(in millions)			(in millions)
Interest rate contracts	$(114.8)	$(76.7)	Fixed maturities, available-for-sale	$109.2	$76.5
Interest rate contracts	(0.1)	(10.4)	Investment-type insurance contracts	—	8.9
Foreign exchange contracts	3.0	(5.7)	Fixed maturities, available-for-sale	(3.3)	5.8
Foreign exchange contracts	(26.3)	44.3	Investment-type insurance contracts	28.2	(46.6)
Total	$(138.2)	$(48.5)	Total	$134.1	$44.6

Derivatives in fair value hedging	Amount of gain (loss) recognized in net income on derivatives for the nine months ended September 30, (1)		Hedged items in fair value	Amount of gain (loss) recognized in net income on related hedged item for the nine months ended September 30, (1)
relationships	2011	2010	hedging relationships	2011	2010
	(in millions)			(in millions)
Interest rate contracts	$(126.1)	$(230.0)	Fixed maturities, available-for-sale	$121.1	$226.4
Interest rate contracts	(2.3)	(8.7)	Investment-type insurance contracts	2.4	10.5
Foreign exchange contracts	(0.3)	5.2	Fixed maturities, available-for-sale	0.3	(3.8)
Foreign exchange contracts	(11.9)	0.9	Investment-type insurance contracts	14.1	(1.9)
Total	$(140.6)	$(232.6)	Total	$137.9	$231.2

(1)          The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the three months ended September 30,		Amount of gain (loss) for the nine months ended September 30,
Hedged item	2011	2010	2011	2010
	(in millions)
Fixed maturities, available-for-sale (1)	$(40.2)	$(39.9)	$(120.3)	$(122.3)
Investment-type insurance contracts (2)	11.0	18.4	33.6	61.1

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

The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 8.7 years. At September 30, 2011, we had $136.3 million of gross unrealized gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. During the three and nine months ended September 30, 2011 and 2010, there were no gross unrealized gains or losses reclassified from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows of a forecasted liability issuance were probable of not occurring.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Derivatives in cash flow hedging		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the three months ended September 30,		Location of gain (loss) reclassified from AOCI into net income	Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the three months ended September 30,
relationships	Related hedged item	2011	2010	(effective portion)	2011	2010
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$27.3	$(7.5)	Net investment income	$1.8	$2.0
Interest rate contracts	Investment-type insurance contracts	64.1	18.6	Benefits, claims and settlement expenses	(0.3)	(0.3)
Interest rate contracts	Debt	—	—	Operating expense	(1.3)	(1.2)
Foreign exchange contracts	Fixed maturities, available-for-sale	87.5	(130.9)	Net investment income	—	—
Foreign exchange contracts	Investment-type insurance contracts	(110.2)	139.7	Benefits, claims and settlement expenses	—	(1.6)
				Net realized capital gains (losses)	—	(0.1)
Total		$68.7	$19.9	Total	$0.2	$(1.2)

Derivatives in cash flow hedging		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the nine months ended September 30,		Location of gain (loss) reclassified from AOCI into net income	Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the nine months ended September 30,
relationships	Related hedged item	2011	2010	(effective portion)	2011	2010
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$27.3	$(34.7)	Net investment income	$5.4	$5.3
Interest rate contracts	Investment-type insurance contracts	69.1	62.1	Benefits, claims and settlement expenses	(0.8)	(0.8)
Interest rate contracts	Debt	—	—	Operating expense	(3.9)	(3.5)
Foreign exchange contracts	Fixed maturities, available-for-sale	20.1	136.9	Net investment income	—	—
Foreign exchange contracts	Investment-type insurance contracts	(125.8)	(103.6)	Benefits, claims and settlement expenses	(1.7)	(4.6)
				Net realized capital gains (losses)	28.8	(0.1)
Total		$(9.3)	$60.7	Total	$27.8	$(3.7)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

4. Derivative Financial Instruments — (continued)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the three months ended September 30,		Amount of gain (loss) for the nine months ended September 30,
Hedged item	2011	2010	2011	2010
	(in millions)
Fixed maturities, available-for-sale (1)	$1.9	$2.5	$7.3	$8.5
Investment-type insurance contracts (2)	(3.3)	(2.6)	(9.6)	(9.9)

(1)          Reported in net investment income on the consolidated statements of operations.

(2)          Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain (loss) resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.1 million and $(0.7) million for the three months ended September 30, 2011 and 2010, respectively, and $0.3 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively.

We expect to reclassify net losses of $2.0 million from AOCI into net income in the next 12 months, which includes both net deferred losses on discontinued hedges and on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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

	Amount of gain (loss) recognized in net income on derivatives for the three months ended September 30,		Amount of gain (loss) recognized in net income on derivatives for the nine months ended September 30,
Derivatives not designated as hedging instruments	2011	2010	2011	2010
	(in millions)
Interest rate contracts	$62.2	$(0.5)	$78.2	$17.4
Foreign exchange contracts	(34.5)	51.4	(45.5)	(27.5)
Equity contracts	73.2	(23.1)	60.5	27.8
Credit contracts	(8.1)	6.0	(5.1)	(11.2)
Other contracts	(115.9)	18.2	(171.9)	(49.5)
Total	$(23.1)	$52.0	$(83.8)	$(43.0)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

5.  Income Taxes

The effective income tax rate for the three months ended September 30, 2011, was higher than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to the impact of a court ruling on some uncertain tax positions, which was partially offset by income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments and the interest exclusion from taxable income.

The effective income tax rate for the nine months ended September 30, 2011, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments and the interest exclusion from taxable income, which were partially offset by the impact of a court ruling on some uncertain tax positions.

The effective income tax rate for the three months ended September 30, 2010, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, a third quarter adjustment to reflect a decrease in our estimated annual effective income tax rate and the interest exclusion from taxable income.

The effective income tax rate for the nine months ended September 30, 2010, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments and the interest exclusion from taxable income.

The Internal Revenue Service (“IRS”) previously completed examination of our consolidated federal income tax returns for years prior to 2004. The IRS completed its examinations of tax years 2004 through 2005 and 2006 through 2008 during the second quarter of 2011 resulting in receipt of notices of deficiency dated April 6, 2011 and April 27, 2011, respectively. We paid the deficiencies (approximately $62.1 million for 2004 and 2005, including interest, and approximately $39.4 million for 2006 and 2008, with the payment of interest pending review by the Joint Committee on Taxation) in the second quarter of 2011 and will file claims for refund relating to disputed adjustments. The IRS has indicated it will commence the audit of our federal income tax returns for the years 2009 and 2010 during the fourth quarter of 2011. We do not expect the results of these audits or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

The U.S. District Court for the Southern District of Iowa issued a decision in the case of Pritired 1, LLC (“Pritired”), and Principal Life Insurance Co. v. United States on September 30, 2011. The court ruled that the securities Pritired held should be characterized as debt, not equity, and thus Principal Life was not entitled to foreign tax credits for the years 2002 and 2003. Pritired and Principal Life will seek clarification from the court but have not yet decided whether to appeal this ruling. This ruling caused a re-evaluation of our uncertain tax positions and related interest accruals, which resulted in a $68.9 million reduction to net income in the third quarter of 2011. We believe it is reasonably possible that the amount of our unrecognized tax benefits could decrease by $0.0 million to $28.5 million within the next twelve months.

Unrecognized Tax Benefits

A summary of the changes in unrecognized tax benefits follows.

	For the nine months ended September 30, 2011	For the year ended December 31, 2010
	(in millions)
Balance at beginning of period	$54.8	$54.5
Additions based on tax positions related to the current year	1.1	1.5
Additions for tax positions of prior years	74.7	1.2
Reductions for tax positions related to the current year	(1.7)	(2.4)
Reductions for tax positions of prior years	(10.3)	—
Balance at end of period (1)	$118.6	$54.8

(1) Of this amount, $72.8 million, if recognized, would reduce the 2011 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

5.  Income Taxes — (continued)

As of September 30, 2011 and December 31, 2010, we had recognized $43.8 million and $23.4 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively.

6.  Employee and Agent Benefits

Components of Net Periodic Benefit Cost

	Pension benefits		Other postretirement benefits
	For the three months ended September 30,		For the three months ended September 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$10.7	$11.4	$0.3	$2.8
Interest cost	27.3	26.4	2.3	5.3
Expected return on plan assets	(29.7)	(24.6)	(8.8)	(7.5)
Amortization of prior service benefit	(2.4)	(2.5)	(7.3)	(0.5)
Recognized net actuarial loss	14.0	16.9	0.1	1.2
Amounts recognized due to special events	(0.3)	—	(1.1)	—
Net periodic benefit cost (income)	$19.6	$27.6	$(14.5)	$1.3

	Pension benefits		Other postretirement benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$32.5	$34.2	$0.9	$8.4
Interest cost	81.3	79.2	6.7	15.9
Expected return on plan assets	(87.2)	(73.8)	(26.1)	(22.5)
Amortization of prior service benefit	(7.4)	(7.5)	(22.1)	(1.5)
Recognized net actuarial loss	43.0	50.7	0.3	3.6
Amounts recognized due to special events	(1.0)	—	(4.0)	—
Net periodic benefit cost (income)	$61.2	$82.8	$(44.3)	$3.9

Impact from Exit of Group Medical Insurance Business

Our September 30, 2010, announcement to exit the group medical insurance business resulted in a curtailment associated with the pension and other postretirement benefits of the impacted employees. The curtailment resulted in a gain, which will be recognized quarterly in our consolidated financial statements as impacted employees are terminated. During the three and nine months ended September 30, 2011, the curtailment gain recognized was $0.3 million and $1.0 million for the pension benefits, respectively, and $1.1 million and $4.0 million for the other postretirement benefits, respectively, from the accelerated recognition of the existing prior service benefits.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2011 will be zero so we will not be required to fund our qualified pension plan during 2011. However, it is possible that we may fund the qualified and nonqualified pension plans in 2011 for a combined total of $60.0 million to $90.0 million. During the three and nine months ended September 30, 2011, we contributed $16.2 million and $48.6 million to these plans, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

7.  Contingencies, Guarantees and Indemnifications — (continued)

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of September 30, 2011, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at September 30, 2011.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary and joint ventures. These agreements generally expire through 2019. The maximum exposure under these agreements as of September 30, 2011, was approximately $179.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

8.  Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2010	3.0	10.0	319.0
Shares issued	—	—	1.4
Treasury stock acquired	—	—	(0.1)
Outstanding shares at September 30, 2010	3.0	10.0	320.3

Outstanding shares at January 1, 2011	3.0	10.0	320.4
Shares issued	—	—	1.7
Treasury stock acquired	—	—	(17.0)
Outstanding shares at September 30, 2011	3.0	10.0	305.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

8.  Stockholders’ Equity — (continued)

In May 2011, our Board of Directors reinstated the November 2007 share repurchase program, which had previously been suspended. In July 2011, we completed this program. During August 2011, our Board of Directors authorized a share repurchase program of up to $200.0 million of our outstanding common stock. We completed this program in September 2011.

Comprehensive Income (Loss)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Net income	$66.3	$151.3	$579.3	$499.1
Net change in unrealized gains on fixed maturities, available-for-sale	52.2	1,149.7	620.5	2,912.0
Net change in noncredit component of impairment losses on fixed maturities, available-for-sale (1)	35.4	(6.3)	83.5	(64.3)
Net change in unrealized gains (losses) on equity securities, available-for-sale	(7.5)	17.2	9.7	10.9
Net change in unrealized gains (losses) on equity method subsidiaries and noncontrolling interest adjustments	21.7	(2.3)	10.1	(94.8)
Adjustments for assumed changes in amortization patterns	(16.4)	(270.7)	(159.1)	(648.1)
Adjustments for assumed changes in policyholder liabilities	(71.9)	(38.9)	(33.4)	(172.8)
Net change in unrealized gains on derivative instruments	72.3	28.8	54.3	77.9
Change in net foreign currency translation adjustment	(143.3)	75.6	(49.3)	(4.7)
Change in unrecognized postretirement benefit obligation (2)	(309.9)	234.2	(268.0)	264.4
Provision for deferred income taxes	77.5	(384.8)	(131.8)	(797.7)
Comprehensive income (loss)	$(223.6)	$953.8	$715.8	$1,981.9

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

(2)          Includes the impact of the quarterly remeasurement of plan assets and liabilities resulting from curtailment accounting associated with our exited group medical insurance business.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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

Fair Value of Financial Instruments

The carrying value and estimated fair value of financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$49,069.5	$49,069.5	$48,636.3	$48,636.3
Fixed maturities, trading	1,278.6	1,278.6	1,120.3	1,120.3
Equity securities, available-for-sale	120.5	120.5	169.9	169.9
Equity securities, trading	360.3	360.3	316.9	316.9
Mortgage loans	10,860.4	11,301.0	11,125.1	11,197.8
Policy loans	883.5	1,098.5	903.9	1,012.1
Other investments	392.0	392.0	311.3	311.3
Cash and cash equivalents	1,434.2	1,434.2	1,877.4	1,877.4
Derivative assets	1,350.0	1,350.0	1,083.2	1,083.2
Separate account assets	67,145.8	67,145.8	69,555.3	69,555.3
Cash collateral	236.5	236.5	236.0	236.0
Investment-type insurance contracts	(31,947.7)	(31,575.5)	(32,720.1)	(32,828.6)
Short-term debt	(73.8)	(73.8)	(107.9)	(107.9)
Long-term debt	(1,570.4)	(1,795.2)	(1,583.7)	(1,756.3)
Separate account liabilities	(60,399.2)	(59,394.9)	(62,681.4)	(61,594.1)
Derivative liabilities	(1,587.5)	(1,587.5)	(1,274.5)	(1,274.5)
Bank deposits	(2,146.1)	(2,155.1)	(2,161.2)	(2,172.9)
Cash collateral payable	(238.6)	(238.6)	(236.0)	(236.0)
Other liabilities	(226.9)	(226.9)	(250.3)	(250.3)

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
September 30, 2011
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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available, which are reflected in Level 3 and can include fixed maturities across all asset classes. These models primarily use projected cash flows discounted using a rate derived from market interest rate curves and relevant risk spreads. As of September 30, 2011, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

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
September 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

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
September 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

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
September 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

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
September 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

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

	As of September 30, 2011
	Assets /
	(liabilities)
	measured at	Fair value hierarchy level
	fair value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$792.7	$47.1	$745.6	$—
Non-U.S. governments	791.7	—	769.0	22.7
States and political subdivisions	2,937.3	—	2,937.3	—
Corporate	33,844.0	87.6	33,497.5	258.9
Residential mortgage-backed pass-through securities	3,278.3	—	3,278.3	—
Commercial mortgage-backed securities	3,575.3	—	3,575.3	—
Collateralized debt obligations	332.2	—	233.3	98.9
Other debt obligations	3,518.0	—	3,489.6	28.4
Total fixed maturities, available-for-sale	49,069.5	134.7	48,525.9	408.9
Fixed maturities, trading	1,278.6	343.9	717.6	217.1
Equity securities, available-for-sale	120.5	111.8	2.6	6.1
Equity securities, trading	360.3	250.1	110.2	—
Derivative assets (1)	1,350.0	—	1,283.9	66.1
Other investments (2)	224.0	13.0	106.5	104.5
Cash equivalents (3)	519.3	157.3	362.0	—
Sub-total excluding separate account assets	52,922.2	1,010.8	51,108.7	802.7

Separate account assets	67,145.8	42,942.0	20,146.8	4,057.0
Total assets	$120,068.0	$43,952.8	$71,255.5	$4,859.7

Liabilities
Investment-type insurance contracts (4)	$(166.1)	$—	$—	$(166.1)
Derivative liabilities (1)	(1,587.5)	—	(1,383.3)	(204.2)
Other liabilities (4)	(226.9)	—	(70.9)	(156.0)
Total liabilities	$(1,980.5)	$—	$(1,454.2)	$(526.3)

Net assets (liabilities)	$118,087.5	$43,952.8	$69,801.3	$4,333.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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
September 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

Changes in Level 3 fair value measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended September 30, 2011							Changes in
							Ending	unrealized
	Beginning	Total realized/unrealized gains		Purchases,			asset /	gains (losses)
	asset /	(losses)		sales,			(liability)	included in net
	(liability)		Included in	issuances			balance	income
	balance as	Included in	other	and	Transfers	Transfers	as of	relating to
	of June 30,	net income	comprehensive	settlements	into	out of	September	positions still
	2011	(1)	income	(5)	Level 3	Level 3	30, 2011	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$23.3	$—	$0.3	$(0.9)	$—	$—	$22.7	$—
Corporate	534.6	0.1	(13.9)	(7.9)	10.0	(264.0)	258.9	(0.1)
Commercial mortgage-backed securities	11.3	(3.7)	2.8	(10.4)	—	—	—	—
Collateralized debt obligations	110.9	(7.2)	(5.2)	0.4	—	—	98.9	(7.2)
Other debt obligations	37.1	0.1	(1.1)	(0.2)	0.4	(7.9)	28.4	0.1
Total fixed maturities, available-for-sale	717.2	(10.7)	(17.1)	(19.0)	10.4	(271.9)	408.9	(7.2)
Fixed maturities, trading	221.5	(19.1)	—	(0.2)	20.5	(5.6)	217.1	(19.1)
Equity securities, available-for-sale	48.4	—	1.4	(27.6)	—	(16.1)	6.1	—
Derivative assets	33.7	26.6	0.1	5.7	—	—	66.1	24.0
Other investments	107.4	0.6	—	(3.5)	—	—	104.5	0.6
Separate account assets (2)	3,904.4	100.1	(0.1)	79.0	10.4	(36.8)	4,057.0	105.0

Liabilities
Investment-type insurance contracts	(49.2)	(122.0)	—	5.1	—	—	(166.1)	(123.9)
Derivative liabilities	(178.8)	(20.7)	(2.2)	(2.5)	—	—	(204.2)	(24.6)
Other liabilities (3)	(178.8)	5.1	22.4	(4.7)	—	—	(156.0)	(1.0)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

	For the three months ended September 30, 2010						Changes in
						Ending	unrealized
	Beginning	Total realized/unrealized gains		Purchases,		asset /	gains (losses)
	asset /	(losses)		sales,		(liability)	included in
	(liability)		Included in	issuances		balance	net income
	balance as	Included in	other	and	Transfers	as of	relating to
	of June 30,	net income	comprehensive	settlements	in (out) of	September	positions still
	2010	(1)	income	(4)	Level 3	30, 2010	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$24.6	$—	$0.4	$(0.1)	$—	$24.9	$—
State and political subdivisions	12.4	—	0.1	—	(12.5)	—	—
Corporate	628.0	(7.3)	27.1	2.4	(11.7)	638.5	(5.5)
Commercial mortgage-backed securities	27.1	(0.1)	—	0.2	(10.7)	16.5	(0.1)
Collateralized debt obligations	165.6	—	10.2	(73.8)	(2.5)	99.5	—
Other debt obligations	82.2	—	1.6	(2.3)	32.9	114.4	—
Total fixed maturities, available-for-sale	939.9	(7.4)	39.4	(73.6)	(4.5)	893.8	(5.6)
Fixed maturities, trading	240.6	6.7	—	48.5	—	295.8	6.7
Equity securities, available-for-sale	43.8	0.5	3.7	(1.0)	—	47.0	0.5
Derivative assets	37.4	12.5	—	(0.1)	—	49.8	12.5
Other investments	130.4	2.2	—	(3.5)	—	129.1	2.2
Separate account assets (2)	3,960.4	138.0	0.5	(224.5)	(4.9)	3,869.5	110.0

Liabilities
Investment-type insurance contracts	(78.2)	18.7	—	4.9	—	(54.6)	20.0
Derivative liabilities	(236.4)	11.7	(1.0)	(0.9)	—	(226.6)	10.1
Other liabilities (3)	(145.3)	5.2	(12.9)	(4.7)	—	(157.7)	5.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

	For the nine months ended September 30, 2011							Changes in
	Beginning						Ending	unrealized
	asset /	Total realized/unrealized gains		Purchases,			asset /	gains (losses)
	(liability)	(losses)		sales,			(liability)	included in net
	balance as		Included in	issuances			balance	income
	of	Included in	other	and	Transfers	Transfers	as of	relating to
	December	net income	comprehensive	settlements	into	out of	September	positions still
	31, 2010	(1)	income	(5)	Level 3	Level 3	30, 2011	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$24.5	$—	$0.5	$(2.3)	$—	$—	$22.7	$—
Corporate	552.1	(8.8)	(13.8)	(42.5)	55.9	(284.0)	258.9	(3.8)
Commercial mortgage-backed securities	16.2	(3.7)	5.1	(10.5)	—	(7.1)	—	—
Collateralized debt obligations	109.3	(18.3)	10.1	(0.9)	—	(1.3)	98.9	(7.9)
Other debt obligations	88.8	0.1	(0.2)	(30.3)	9.0	(39.0)	28.4	0.1
Total fixed maturities, available-for-sale	790.9	(30.7)	1.7	(86.5)	64.9	(331.4)	408.9	(11.6)
Fixed maturities, trading	269.1	(23.5)	—	(24.0)	20.5	(25.0)	217.1	(22.6)
Equity securities, available-for-sale	43.2	(4.5)	11.1	(27.6)	—	(16.1)	6.1	—
Derivative assets	33.3	38.6	(0.1)	(5.7)	—	—	66.1	33.3
Other investments	128.3	(1.5)	—	(22.3)	—	—	104.5	(1.5)
Separate account assets (2)	3,771.5	335.7	(0.2)	9.4	13.5	(72.9)	4,057.0	338.9

Liabilities
Investment-type insurance contracts	(6.6)	(178.4)	—	18.9	—	—	(166.1)	(178.5)
Derivative liabilities	(181.5)	(13.8)	0.2	(9.1)	—	—	(204.2)	(14.5)
Other liabilities (3)	(156.8)	3.4	13.3	(15.9)	—	—	(156.0)	3.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

	For the nine months ended September 30, 2010						Changes in
	Beginning					Ending	unrealized
	asset /	Total realized/unrealized gains		Purchases,		asset /	gains (losses)
	(liability)	(losses)		sales,		(liability)	included in
	balance as		Included in	issuances		balance	net income
	of	Included in	other	and	Transfers	as of	relating to
	December	net income	comprehensive	settlements	in (out) of	September	positions still
	31, 2009	(1)	income	(4)	Level 3	30, 2010	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$16.1	$—	$0.5	$8.3	$—	$24.9	$—
State and political subdivisions	11.5	—	1.0	—	(12.5)	—	—
Corporate	737.3	10.3	38.3	(139.9)	(7.5)	638.5	2.9
Commercial mortgage-backed securities	34.3	(0.1)	1.0	11.5	(30.2)	16.5	(0.1)
Collateralized debt obligations	296.8	(14.8)	22.3	(116.5)	(88.3)	99.5	(1.8)
Other debt obligations	76.6	—	4.6	38.1	(4.9)	114.4	—
Total fixed maturities, available-for-sale	1,172.6	(4.6)	67.7	(198.5)	(143.4)	893.8	1.0
Fixed maturities, trading	63.5	8.1	—	224.2	—	295.8	7.8
Equity securities, available-for-sale	71.7	3.0	(6.7)	(19.5)	(1.5)	47.0	3.1
Derivative assets	54.4	(1.8)	—	(2.8)	—	49.8	(0.6)
Other investments	—	23.1	—	106.0	—	129.1	23.1
Separate account assets (2)	4,120.7	196.2	(0.1)	(461.7)	14.4	3,869.5	159.2

Liabilities
Investment-type insurance contracts	(23.6)	(49.5)	—	18.5	—	(54.6)	(49.6)
Derivative liabilities	(93.7)	(9.6)	(3.3)	(120.0)	—	(226.6)	(12.1)
Other liabilities (3)	(89.1)	16.0	(40.4)	(44.2)	—	(157.7)	16.0

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

(4)   As a result of our implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010, certain previously unconsolidated VIEs were consolidated and certain previously consolidated VIEs were deconsolidated. The fair value of the Level 3 assets and liabilities of the newly consolidated and deconsolidated VIEs is primarily included in fixed maturities, trading; other investments; derivative liabilities and other liabilities. As a result of our implementation of new authoritative guidance related to the accounting for embedded credit derivatives effective July 1, 2010, we reclassified certain fixed maturities from available-for-sale to trading.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

(5)          Gross purchases, sales, issuances and settlements were:

	For the three months ended September 30, 2011
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$0.6	$(1.5)	$—	$—	$(0.9)
Corporate	1.4	(1.3)	—	(8.0)	(7.9)
Commercial mortgage-backed securities	—	(10.5)	—	0.1	(10.4)
Collateralized debt obligations	0.1	—	—	0.3	0.4
Other debt obligations	—	—	—	(0.2)	(0.2)
Total fixed maturities, available-for-sale	2.1	(13.3)	—	(7.8)	(19.0)
Fixed maturities, trading	—	—	—	(0.2)	(0.2)
Equity securities, available-for-sale	—	(27.6)	—	—	(27.6)
Derivative assets	16.2	(10.5)	—	—	5.7
Other investments	—	—	—	(3.5)	(3.5)
Separate account assets	122.7	(40.7)	—	(3.0)	79.0

Liabilities
Investment-type insurance contracts	—	—	(0.3)	5.4	5.1
Derivative liabilities	(1.2)	(1.3)	—	—	(2.5)
Other liabilities	—	—	—	(4.7)	(4.7)

	For the nine months ended September 30, 2011
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$3.1	$(5.4)	$—	$—	$(2.3)
Corporate	9.8	(17.8)	—	(34.5)	(42.5)
Commercial mortgage-backed securities	—	(10.5)	—	—	(10.5)
Collateralized debt obligations	0.4	(0.4)	—	(0.9)	(0.9)
Other debt obligations	—	—	—	(30.3)	(30.3)
Total fixed maturities, available-for-sale	13.3	(34.1)	—	(65.7)	(86.5)
Fixed maturities, trading	10.0	(5.7)	—	(28.3)	(24.0)
Equity securities, available-for-sale	—	(27.6)	—	—	(27.6)
Derivative assets	17.0	(22.7)	—	—	(5.7)
Other investments	—	—	—	(22.3)	(22.3)
Separate account assets	196.1	(165.3)	2.3	(23.7)	9.4

Liabilities
Investment-type insurance contracts	—	—	11.7	7.2	18.9
Derivative liabilities	(11.1)	2.0	—	—	(9.1)
Other liabilities	(2.1)	—	—	(13.8)	(15.9)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

Transfers

Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

Assets transferred into Level 3 during the three months ended September 30, 2011 and 2010, were $41.3 million and $56.0 million, respectively, and during the nine months ended September 30, 2011 and 2010, were $98.9 million and $210.5 million, respectively. The majority of assets transferred into Level 3 include assets for which we are now unable to obtain pricing from a recognized third party pricing vendor.

Assets transferred out of Level 3 during the three months ended September 30, 2011 and 2010 were $330.4 million and $65.4 million, respectively, and during the nine months ended September 30, 2011 and 2010, were $445.4 million and $341.0 million, respectively. The majority of assets that transferred out of Level 3 include certain private corporate bonds we are now able to price using a matrix valuation approach, as well as certain separate account assets for which we are now able to obtain pricing from a recognized third party pricing vendor.

We had significant transfers of separate account assets between Level 1 and Level 2, primarily related to foreign equity securities. When these securities are valued at the local close price of the exchange where the assets traded, they are reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices and the fair value is reflected in Level 2. During the three and nine months ended September 30, 2011, $39.4 million and $3,591.4 million, respectively, of separate account assets transferred out of Level 1 into Level 2. During the nine months ended September 30, 2010, $3,128.3 million of separate account assets transferred out of Level 1 into Level 2. During the three and nine months ended September 30, 2010, $3,300.3 million and $6,600.6 million, respectively, of separate account assets transferred out of Level 2 into Level 1.

Other transfers into and out of Level 2 during the three and nine months ended September 30, 2011 and 2010, primarily included those that transferred out of and into Level 3, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the nine months ended September 30, 2011, certain mortgage loans had been marked to fair value of $104.4 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $2.1 million and $16.1 million for the three and nine months ended September 30, 2011, respectively, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve at least one significant unobservable input.

During the nine months ended September 30, 2011, certain mortgage servicing rights had been marked to fair value of $4.9 million. The net impact of impairments and subsequent improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net loss of $1.0 million for both the three and nine months ended September 30, 2011, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

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
September 30, 2011
(Unaudited)

9. Fair Value Measurements — (continued)

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

On September 30, 2010, we announced our decision to exit the group medical insurance business. This event constituted a substantive change in circumstances that would more likely than not reduce the fair value of our group medical insurance reporting unit below its carrying amount. Accordingly, we performed an interim goodwill impairment test as of September 30, 2010. As a result of the shortened period of projected cash flows, we determined that the goodwill related to this reporting unit within our Corporate operating segment was impaired and it was written down to a value of zero, resulting in a charge of $43.6 million for both the three and nine months ended September 30, 2010, that was recorded in operating expense.

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

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $104.5 million and $102.0 million as of September 30, 2011, and $128.3 million and $124.4 million as of December 31, 2010, respectively. The change in fair value of the loans resulted in a $0.6 million and $2.2 million pre-tax gain for the three months ended September 30, 2011 and 2010, respectively, and a $(1.5) million and $23.1 million pre-tax gain (loss) for the nine months ended September 30, 2011 and 2010, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $2.1 million and $2.6 million for the three months ended September 30, 2011 and 2010, respectively, and $6.7 million and $8.0 million for the nine months ended September 30, 2011 and 2010, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $90.6 million and $175.5 million as of September 30, 2011, and $114.5 million and $186.5 million as of December 31, 2010, respectively. For the three months ended September 30, 2011 and 2010, the change in fair value of the obligations resulted in a pre-tax gain of $4.4 million and $4.4 million, which includes a pre-tax gain of $5.1 million and $5.2 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. For the nine months ended September 30, 2011 and 2010, the change in fair value of the obligations resulted in a pre-tax gain of $4.6 million and $10.1 million, which includes a pre-tax gain of $3.4 million and $16.0 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $1.6 million and $2.2 million for the three months ended September 30, 2011 and 2010, respectively, and $5.2 million and $6.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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

Management uses segment operating earnings in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized capital gains (losses), as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized capital gains (losses), as adjusted, are net of income taxes, related changes in the amortization pattern of DPAC and sales inducements, recognition of deferred front-end fee revenues for sales charges on retirement products and services, amortization of hedge accounting book value adjustments for certain discontinued hedges, net realized capital gains and losses distributed, noncontrolling interest capital gains and losses and certain market value adjustments to fee revenues. Net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on derivative instruments not designated as hedging instruments and exclude certain market value adjustments of embedded derivatives and realized capital gains (losses) associated with our exited group medical insurance business. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on derivatives not designated as hedging instruments), including their impact on recognition of front-end fee revenues, certain market value adjustments to fee revenues and amortization of hedge accounting book value adjustments for certain discontinued hedges, and revenue from our exited group medical insurance business. Segment operating revenues include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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
September 30, 2011
(Unaudited)

10.  Segment Information — (continued)

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	September 30, 2011	December 31, 2010
	(in millions)
Assets:
Retirement and Investor Services	$105,200.8	$110,043.0
Principal Global Investors	1,615.3	1,308.1
Principal International	15,366.4	12,774.5
U.S. Insurance Solutions	17,318.1	16,558.2
Corporate	3,801.7	4,947.3
Total consolidated assets	$143,302.3	$145,631.1

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$995.5	$997.0	$3,057.4	$3,031.0
Principal Global Investors	132.9	118.0	394.5	346.1
Principal International	220.2	200.1	653.8	569.4
U.S. Insurance Solutions	734.3	690.7	2,246.6	2,070.1
Corporate	(56.6)	(19.1)	(130.3)	(81.2)
Total segment operating revenues	2,026.3	1,986.7	6,222.0	5,935.4
Net realized capital losses, net of related revenue adjustments	(55.2)	(42.3)	(124.8)	(199.5)
Exited group medical insurance business	117.7	344.1	553.4	1,050.2
Total revenues per consolidated statements of operations	$2,088.8	$2,288.5	$6,650.6	$6,786.1
Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$128.6	$147.4	$449.2	$433.4
Principal Global Investors	19.1	15.0	56.5	39.3
Principal International	36.6	33.1	102.6	106.0
U.S. Insurance Solutions	47.6	47.3	156.6	141.4
Corporate	(40.0)	(23.9)	(103.9)	(89.4)
Total segment operating earnings, net of related income taxes	191.9	218.9	661.0	630.7
Net realized capital losses, as adjusted (1)	(63.7)	(30.9)	(94.9)	(156.9)
Other after-tax adjustments (2)	(64.5)	(45.8)	(48.1)	(6.8)
Net income available to common stockholders per consolidated statements of operations	$63.7	$142.2	$518.0	$467.0

(1)          Net realized capital gains (losses), as adjusted, is derived as follows:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

10.  Segment Information — (continued)

	For the three months ended September 30,		For the nine months ended September30,
	2011	2010	2011	2010
	(in millions)
Net realized capital gains (losses):
Net realized capital losses	$(30.7)	$(20.7)	$(51.0)	$(132.6)
Certain derivative and hedging-related adjustments	(25.4)	(20.5)	(73.2)	(69.8)
Certain market value adjustments to fee revenues	—	(2.3)	(0.1)	(2.3)
Recognition of front-end fee revenues	0.9	1.2	(0.5)	5.2
Net realized capital losses, net of related revenue adjustments	(55.2)	(42.3)	(124.8)	(199.5)
Amortization of deferred policy acquisition and sales inducement costs	(55.0)	(26.7)	(47.1)	(71.3)
Capital (gains) losses distributed	9.7	0.1	(2.0)	(2.2)
Certain market value adjustments of embedded derivatives	0.9	0.9	64.7	6.7
Net realized capital (gains) losses associated with exited group medical insurance business	—	1.8	(0.2)	2.4
Noncontrolling interest capital (gains) losses	6.4	0.6	(30.4)	(4.1)
Income tax effect	29.5	34.7	44.9	111.1
Net realized capital losses, as adjusted	$(63.7)	$(30.9)	$(94.9)	$(156.9)

(2)          For the three months ended September 30, 2011, other after-tax adjustments included (1) the negative effect resulting from (a) the impact of a court ruling on some uncertain tax positions ($68.9 million) and (b) our estimated obligation associated with Executive Life of New York’s liquidation petition ($10.5 million) and (2) the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($14.9 million).

For the three months ended September 30, 2010, other after-tax adjustments included the negative effect of losses associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($45.8 million).

For the nine months ended September 30, 2011, other after-tax adjustments included (1) the negative effect resulting from (a) the impact of a court ruling on some uncertain tax positions ($68.9 million), (b) a contribution made to The Principal Financial Group Foundation, Inc. ($19.5 million) and (c) our estimated obligation associated with Executive Life of New York’s liquidation petition ($10.5 million) and (2) the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($50.8 million).

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

10.  Segment Information — (continued)

The following table summarizes operating revenues for our products and services:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Retirement and Investor Services:
Full-service accumulation	$331.8	$328.8	$1,017.3	$991.8
Principal Funds	138.8	123.7	424.6	372.3
Individual annuities	278.2	253.2	840.6	759.5
Bank and trust services	26.0	23.5	74.4	68.4
Eliminations	(27.7)	(24.3)	(85.1)	(74.1)
Total Accumulation	747.1	704.9	2,271.8	2,117.9
Investment only	123.1	157.0	386.5	495.3
Full-service payout	125.3	135.1	399.1	417.8
Total Guaranteed	248.4	292.1	785.6	913.1
Total Retirement and Investor Services	995.5	997.0	3,057.4	3,031.0
Principal Global Investors (1)	132.9	118.0	394.5	346.1
Principal International	220.2	200.1	653.8	569.4
U.S. Insurance Solutions:
Individual life insurance	357.9	339.5	1,119.3	1,019.9
Specialty benefits insurance	376.4	351.2	1,127.3	1,050.2
Total U.S. Insurance Solutions	734.3	690.7	2,246.6	2,070.1
Corporate	(56.6)	(19.1)	(130.3)	(81.2)
Total operating revenues	$2,026.3	$1,986.7	$6,222.0	$5,935.4
Total operating revenues	$2,026.3	$1,986.7	$6,222.0	$5,935.4
Net realized capital gains (losses), net of related revenue adjustments	(55.2)	(42.3)	(124.8)	(199.5)
Exited group medical insurance business	117.7	344.1	553.4	1,050.2
Total revenues per consolidated statements of operations	$2,088.8	$2,288.5	$6,650.6	$6,786.1

(1)          Reflects inter-segment revenues of $54.0 million and $48.9 million for the three months ended September 30, 2011 and 2010, respectively, and $161.5 million and $148.2 million for the nine months ended September 30, 2011 and 2010, respectively. These revenues are eliminated within the Corporate segment.

11.  Stock-Based Compensation Plans

As of September 30, 2011, we have the 2010 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan.

As of September 30, 2011, the maximum number of new shares of common stock that were available for grant under the 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 10.5 million.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

11.  Stock-Based Compensation Plans — (continued)

The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the nine months ended September 30,
	2011	2010
	(in millions)
Compensation cost	$35.1	$36.5
Related income tax benefit	12.2	12.4
Capitalized as part of an asset	1.9	1.8

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2010 Stock Incentive Plan. Total options granted were 0.5 million for the nine months ended September 30, 2011. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 1.6 percent, a weighted-average expected volatility of 67.9 percent, a weighted-average risk-free interest rate of 2.5 percent and a weighted-average expected term of 6 years. The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2011, was $18.82 per share.

As of September 30, 2011, there were $5.9 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 1.6 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2010 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the nine months ended September 30, 2011. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objective to be determined at the end of the performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $34.26 per common share.

As of September 30, 2011, there were $6.7 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 1.4 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2010 Stock Incentive Plan and non-employee directors pursuant to the 2005 Directors Stock Plan. Total restricted stock units granted were 0.9 million for the nine months ended September 30, 2011. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $33.93 per common share.

As of September 30, 2011, there were $34.9 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 1.9 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.4 million shares for the nine months ended September 30, 2011. The weighted-average fair value of the discount on the stock purchased was $4.56 per share.

As of September 30, 2011, a total of 7.2 million of new shares are available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

12.  Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Net income	$66.3	$151.3	$579.3	$499.1
Subtract:
Net income (loss) attributable to noncontrolling interest	(5.6)	0.9	36.6	7.4
Preferred stock dividends	8.2	8.2	24.7	24.7
Net income available to common stockholders	$63.7	$142.2	$518.0	$467.0
Weighted-average shares outstanding
Basic	311.9	320.7	317.7	320.2
Dilutive effects:
Stock options	1.0	0.8	1.3	0.8
Restricted stock units	1.5	1.5	1.5	1.4
Performance share awards	0.4	0.3	0.4	0.3
Diluted	314.8	323.3	320.9	322.7
Net income per common share:
Basic	$0.20	$0.44	$1.63	$1.46
Diluted	$0.20	$0.44	$1.61	$1.45

The calculation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of September 30, 2011 and December 31, 2010, and for the nine months ended September 30, 2011 and 2010.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position

September 30, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,356.3	$6,098.1	$(384.9)	$49,069.5
Fixed maturities, trading	471.6	438.2	368.8	—	1,278.6
Equity securities, available-for-sale	—	116.8	3.7	—	120.5
Equity securities, trading	—	0.3	360.0	—	360.3
Mortgage loans	—	9,333.8	1,894.4	(367.8)	10,860.4
Real estate	—	9.0	1,005.5	(1.3)	1,013.2
Policy loans	—	859.2	24.3	—	883.5
Investment in unconsolidated entities	10,447.5	3,029.0	5,503.9	(18,075.7)	904.7
Other investments	15.8	2,646.0	829.4	(1,193.1)	2,298.1
Cash and cash equivalents	369.9	60.1	1,228.3	(224.1)	1,434.2
Accrued investment income	2.6	597.1	67.1	(3.1)	663.7
Premiums due and other receivables	22.6	1,044.2	695.5	(524.9)	1,237.4
Deferred policy acquisition costs	—	2,975.9	269.6	—	3,245.5
Property and equipment	—	387.1	61.1	—	448.2
Goodwill	—	54.3	359.6	—	413.9
Other intangibles	—	29.6	843.2	—	872.8
Separate account assets	—	57,679.8	9,466.0	—	67,145.8
Other assets	18.9	649.0	916.1	(532.0)	1,052.0
Total assets	$11,348.9	$123,265.7	$29,994.6	$(21,306.9)	$143,302.3
Liabilities
Contractholder funds	$—	$36,652.8	$486.2	$(264.0)	$36,875.0
Future policy benefits and claims	—	16,024.5	3,879.4	(82.0)	19,821.9
Other policyholder funds	—	523.7	26.1	(0.1)	549.7
Short-term debt	—	—	73.8	—	73.8
Long-term debt	1,351.7	99.4	516.0	(396.7)	1,570.4
Income taxes currently payable	(19.8)	(318.7)	27.5	313.8	2.8
Deferred income taxes	(20.4)	560.4	182.9	(15.0)	707.9
Separate account liabilities	—	57,679.8	9,466.0	—	67,145.8
Other liabilities	57.1	4,022.8	4,575.7	(2,390.0)	6,265.6
Total liabilities	1,368.6	115,244.7	19,233.6	(2,834.0)	133,012.9
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,617.9	5,661.2	7,856.9	(13,518.1)	9,617.9
Retained earnings	5,130.3	1,937.5	2,141.4	(4,078.9)	5,130.3
Accumulated other comprehensive income	409.2	419.8	449.2	(869.0)	409.2
Treasury stock, at cost	(5,181.7)	—	—	—	(5,181.7)
Total stockholders’ equity attributable to PFG	9,980.3	8,021.0	10,447.5	(18,468.5)	9,980.3
Noncontrolling interest	—	—	313.5	(4.4)	309.1
Total stockholders’ equity	9,980.3	8,021.0	10,761.0	(18,472.9)	10,289.4
Total liabilities and stockholders’ equity	$11,348.9	$123,265.7	$29,994.6	$(21,306.9)	$143,302.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,993.2	$228.5	$—	$2,221.7
Fees and other revenues	0.1	1,228.7	928.8	(226.7)	1,930.9
Net investment income	1.5	1,961.1	562.7	23.7	2,549.0
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	482.0	(386.2)	3.8	99.6
Total other-than-temporary impairment losses on available-for-sale securities	—	(51.8)	(15.8)	—	(67.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	(90.0)	7.0	—	(83.0)
Net impairment losses on available-for-sale securities	—	(141.8)	(8.8)	—	(150.6)
Net realized capital gains (losses)	—	340.2	(395.0)	3.8	(51.0)
Total revenues	1.6	5,523.2	1,325.0	(199.2)	6,650.6
Expenses
Benefits, claims and settlement expenses	—	2,904.6	442.4	(10.0)	3,337.0
Dividends to policyholders	—	158.7	—	—	158.7
Operating expenses	86.4	1,643.7	822.8	(192.0)	2,360.9
Total expenses	86.4	4,707.0	1,265.2	(202.0)	5,856.6

Income (loss) before income taxes	(84.8)	816.2	59.8	2.8	794.0

Income taxes (benefits)	(32.4)	286.4	(38.1)	(1.2)	214.7
Equity in the net income (loss) of subsidiaries	595.1	(63.0)	533.9	(1,066.0)	—
Net income	542.7	466.8	631.8	(1,062.0)	579.3
Net income attributable to noncontrolling interest	—	—	36.7	(0.1)	36.6
Net income attributable to PFG	542.7	466.8	595.1	(1,061.9)	542.7
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$518.0	$466.8	$595.1	$(1,061.9)	$518.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,396.5	$216.0	$—	$2,612.5
Fees and other revenues	0.1	1,066.6	828.2	(209.0)	1,685.9
Net investment income	30.9	2,110.2	455.1	24.1	2,620.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	235.2	(182.8)	(2.4)	50.7
Total other-than-temporary impairment losses on available-for-sale securities	—	(236.7)	(10.9)	—	(247.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	59.5	4.8	—	64.3
Net impairment losses on available-for-sale securities	—	(177.2)	(6.1)	—	(183.3)
Net realized capital gains (losses)	0.7	58.0	(188.9)	(2.4)	(132.6)
Total revenues	31.7	5,631.3	1,310.4	(187.3)	6,786.1
Expenses
Benefits, claims and settlement expenses	—	3,566.5	379.2	(13.1)	3,932.6
Dividends to policyholders	—	164.7	—	—	164.7
Operating expenses	87.5	1,454.0	746.4	(176.7)	2,111.2
Total expenses	87.5	5,185.2	1,125.6	(189.8)	6,208.5

Income (loss) before income taxes	(55.8)	446.1	184.8	2.5	577.6

Income taxes (benefits)	(21.6)	114.3	(14.0)	(0.2)	78.5
Equity in the net income (loss) of subsidiaries	525.9	(28.8)	334.6	(831.7)	—
Net income	491.7	303.0	533.4	(829.0)	499.1
Net income attributable to noncontrolling interest	—	—	7.5	(0.1)	7.4
Net income attributable to PFG	491.7	303.0	525.9	(828.9)	491.7
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$467.0	$303.0	$525.9	$(828.9)	$467.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(249.2)	$1,983.6	$447.8	$(296.8)	$1,885.4
Investing activities
Available-for-sale securities:
Purchases	(4.4)	(4,697.5)	(480.4)	2.9	(5,179.4)
Sales	200.0	545.0	110.1	(9.5)	845.6
Maturities	4.4	3,825.7	520.2	—	4,350.3
Mortgage loans acquired or originated	—	(989.0)	(114.2)	32.8	(1,070.4)
Mortgage loans sold or repaid	—	1,106.6	242.1	(79.1)	1,269.6
Real estate acquired	—	—	(43.8)	—	(43.8)
Net purchases of property and equipment	—	(27.0)	(5.6)	—	(32.6)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(206.9)	—	(206.9)
Dividends and returns of capital received from unconsolidated entities	506.3	224.4	506.4	(1,237.1)	—
Net change in other investments	(0.2)	(51.4)	42.8	(12.7)	(21.5)
Net cash provided by (used in) investing activities	706.1	(63.2)	570.7	(1,302.7)	(89.1)
Financing activities
Issuance of common stock	23.2	—	—	—	23.2
Acquisition of treasury stock	(456.4)	—	—	—	(456.4)
Proceeds from financing element derivatives	—	74.7	—	—	74.7
Payments for financing element derivatives	—	(38.6)	—	—	(38.6)
Excess tax benefits from share-based payment arrangements	—	0.8	1.2	—	2.0
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	—	2.6	—	2.6
Principal repayments of long-term debt	—	—	(55.8)	51.5	(4.3)
Net repayments of short-term borrowings	—	—	(30.7)	—	(30.7)
Dividends and capital paid to parent	—	(506.4)	(730.7)	1,237.1	—
Investment contract deposits	—	3,746.8	320.5	—	4,067.3
Investment contract withdrawals	—	(5,834.3)	(2.0)	—	(5,836.3)
Net decrease in banking operation deposits	—	—	(15.2)	—	(15.2)
Other	—	(3.1)	—	—	(3.1)
Net cash used in financing activities	(457.9)	(2,560.1)	(510.1)	1,288.6	(2,239.5)
Net increase (decrease) in cash and cash equivalents	(1.0)	(639.7)	508.4	(310.9)	(443.2)
Cash and cash equivalents at beginning of year	370.9	699.8	719.9	86.8	1,877.4
Cash and cash equivalents at end of year	$369.9	$60.1	$1,228.3	$(224.1)	$1,434.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(177.4)	$1,769.8	$631.1	$(294.0)	$1,929.5
Investing activities
Available-for-sale securities:
Purchases	(61.3)	(4,319.0)	(846.6)	0.4	(5,226.5)
Sales	95.5	1,070.1	248.9	(40.4)	1,374.1
Maturities	81.1	3,079.4	447.9	—	3,608.4
Mortgage loans acquired or originated	—	(680.0)	(206.1)	223.7	(662.4)
Mortgage loans sold or repaid	—	1,132.9	299.2	(193.4)	1,238.7
Real estate acquired	—	(0.2)	(23.6)	—	(23.8)
Net purchases of property and equipment	—	(0.7)	(10.7)	—	(11.4)
Dividends and returns of capital received from unconsolidated entities	301.6	193.8	301.6	(797.0)	—
Net change in other investments	13.3	(19.9)	(116.2)	131.6	8.8
Net cash provided by investing activities	430.2	456.4	94.4	(675.1)	305.9
Financing activities
Issuance of common stock	20.0	—	—	—	20.0
Acquisition of treasury stock	(2.3)	—	—	—	(2.3)
Proceeds from financing element derivatives	—	78.6	—	—	78.6
Payments for financing element derivatives	—	(36.2)	—	—	(36.2)
Excess tax benefits from share-based payment arrangements	—	0.3	0.5	—	0.8
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	—	26.9	(25.2)	1.7
Principal repayments of long-term debt	—	—	(8.9)	—	(8.9)
Net proceeds from (repayments of) short-term borrowings	—	—	(5.0)	32.1	27.1
Dividends and capital paid to parent	—	(301.6)	(495.4)	797.0	—
Investment contract deposits	—	2,916.0	99.7	—	3,015.7
Investment contract withdrawals	—	(5,311.6)	—	—	(5,311.6)
Net increase in banking operation deposits	—	—	36.0	—	36.0
Other	—	(3.2)	—	—	(3.2)
Net cash used in financing activities	(7.0)	(2,657.7)	(346.2)	803.9	(2,207.0)
Net increase (decrease) in cash and cash equivalents	245.8	(431.5)	379.3	(165.2)	28.4
Cash and cash equivalents at beginning of period	304.6	1,249.2	713.0	(26.4)	2,240.4
Cash and cash equivalents at end of period	$550.4	$817.7	$1,092.3	$(191.6)	$2,268.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of September 30, 2011 and December 31, 2010, and for the nine months ended September 30, 2011 and 2010.

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
September 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
September 30, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,069.5	$—	$49,069.5
Fixed maturities, trading	471.6	—	807.0	—	1,278.6
Equity securities, available-for-sale	—	—	120.5	—	120.5
Equity securities, trading	—	—	360.3	—	360.3
Mortgage loans	—	—	10,860.4	—	10,860.4
Real estate	—	—	1,013.2	—	1,013.2
Policy loans	—	—	883.5	—	883.5
Investment in unconsolidated entities	10,447.5	10,627.5	904.7	(21,075.0)	904.7
Other investments	15.8	42.2	2,240.1	—	2,298.1
Cash and cash equivalents	369.9	548.0	1,545.3	(1,029.0)	1,434.2
Accrued investment income	2.6	—	661.1	—	663.7
Premiums due and other receivables	22.6	—	1,214.7	0.1	1,237.4
Deferred policy acquisition costs	—	—	3,245.5	—	3,245.5
Property and equipment	—	—	448.2	—	448.2
Goodwill	—	—	413.9	—	413.9
Other intangibles	—	—	872.8	—	872.8
Separate account assets	—	—	67,145.8	—	67,145.8
Other assets	18.9	9.8	1,028.3	(5.0)	1,052.0
Total assets	$11,348.9	$11,227.5	$142,834.8	$(22,108.9)	$143,302.3
Liabilities
Contractholder funds	$—	$—	$36,875.0	$—	$36,875.0
Future policy benefits and claims	—	—	19,821.9	—	19,821.9
Other policyholder funds	—	—	549.7	—	549.7
Short-term debt	—	48.0	323.8	(298.0)	73.8
Long-term debt	1,351.7	—	218.7	—	1,570.4
Income taxes currently payable	(19.8)	(1.2)	9.7	14.1	2.8
Deferred income taxes	(20.4)	(2.8)	748.4	(17.3)	707.9
Separate account liabilities	—	—	67,145.8	—	67,145.8
Other liabilities	57.1	736.0	6,205.2	(732.7)	6,265.6
Total liabilities	1,368.6	780.0	131,898.2	(1,033.9)	133,012.9
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,617.9	7,856.9	7,480.1	(15,337.0)	9,617.9
Retained earnings	5,130.3	2,141.4	2,665.5	(4,806.9)	5,130.3
Accumulated other comprehensive income	409.2	449.2	466.1	(915.3)	409.2
Treasury stock, at cost	(5,181.7)	—	(2.0)	2.0	(5,181.7)
Total stockholders’ equity attributable to PFG	9,980.3	10,447.5	10,627.5	(21,075.0)	9,980.3
Noncontrolling interest	—	—	309.1	—	309.1
Total stockholders’ equity	9,980.3	10,447.5	10,936.6	(21,075.0)	10,289.4
Total liabilities and stockholders’ equity	$11,348.9	$11,227.5	$142,834.8	$(22,108.9)	$143,302.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,221.7	$—	$2,221.7
Fees and other revenues	0.1	—	1,933.6	(2.8)	1,930.9
Net investment income (loss)	1.5	(3.2)	2,547.9	2.8	2,549.0
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(0.1)	99.7	—	99.6
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(67.6)	—	(67.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(83.0)	—	(83.0)
Net impairment losses on available-for-sale securities	—	—	(150.6)	—	(150.6)
Net realized capital losses	—	(0.1)	(50.9)	—	(51.0)
Total revenues	1.6	(3.3)	6,652.3	—	6,650.6
Expenses
Benefits, claims and settlement expenses	—	—	3,337.0	—	3,337.0
Dividends to policyholders	—	—	158.7	—	158.7
Operating expenses	86.4	1.2	2,273.3	—	2,360.9
Total expenses	86.4	1.2	5,769.0	—	5,856.6

Income (loss) before income taxes	(84.8)	(4.5)	883.3	—	794.0

Income taxes (benefits)	(32.4)	(8.3)	255.4	—	214.7
Equity in the net income of subsidiaries	595.1	591.3	—	(1,186.4)	—
Net income	542.7	595.1	627.9	(1,186.4)	579.3
Net income attributable to noncontrolling interest	—	—	36.6	—	36.6
Net income attributable to PFG	542.7	595.1	591.3	(1,186.4)	542.7
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$518.0	$595.1	$591.3	$(1,186.4)	$518.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,612.5	$—	$2,612.5
Fees and other revenues	0.1	—	1,686.4	(0.6)	1,685.9
Net investment income (loss)	30.9	(2.6)	2,591.5	0.5	2,620.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	(0.1)	50.1	—	50.7
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(247.6)	—	(247.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	64.3	—	64.3
Net impairment losses on available-for-sale securities	—	—	(183.3)	—	(183.3)
Net realized capital gains (losses)	0.7	(0.1)	(133.2)	—	(132.6)
Total revenues	31.7	(2.7)	6,757.2	(0.1)	6,786.1
Expenses
Benefits, claims and settlement expenses	—	—	3,932.6	—	3,932.6
Dividends to policyholders	—	—	164.7	—	164.7
Operating expenses	87.5	0.8	2,023.0	(0.1)	2,111.2
Total expenses	87.5	0.8	6,120.3	(0.1)	6,208.5

Income (loss) before income taxes	(55.8)	(3.5)	636.9	—	577.6

Income taxes (benefits)	(21.6)	0.4	99.7	—	78.5
Equity in the net income of subsidiaries	525.9	529.8	—	(1,055.7)	—
Net income	491.7	525.9	537.2	(1,055.7)	499.1
Net income attributable to noncontrolling interest	—	—	7.4	—	7.4
Net income attributable to PFG	491.7	525.9	529.8	(1,055.7)	491.7
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$467.0	$525.9	$529.8	$(1,055.7)	$467.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
(Unaudited)

13.  Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(249.2)	$186.6	$2,138.5	$(190.5)	$1,885.4
Investing activities
Available-for-sale securities:
Purchases	(4.4)	—	(5,175.0)	—	(5,179.4)
Sales	200.0	—	645.6	—	845.6
Maturities	4.4	—	4,345.9	—	4,350.3
Mortgage loans acquired or originated	—	—	(1,070.4)	—	(1,070.4)
Mortgage loans sold or repaid	—	—	1,269.6	—	1,269.6
Real estate acquired	—	—	(43.8)	—	(43.8)
Net purchases of property and equipment	—	—	(32.6)	—	(32.6)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(206.9)	—	(206.9)
Dividends and returns of capital received from unconsolidated entities	506.3	346.8	—	(853.1)	—
Net change in other investments	(0.2)	3.2	(24.5)	—	(21.5)
Net cash provided by (used in) investing activities	706.1	350.0	(292.1)	(853.1)	(89.1)
Financing activities
Issuance of common stock	23.2	—	—	—	23.2
Acquisition of treasury stock	(456.4)	—	—	—	(456.4)
Proceeds from financing element derivatives	—	—	74.7	—	74.7
Payments for financing element derivatives	—	—	(38.6)	—	(38.6)
Excess tax benefits from share-based payment arrangements	—	—	2.0	—	2.0
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	—	2.6	—	2.6
Principal repayments of long-term debt	—	—	(4.3)	—	(4.3)
Net repayments of short-term borrowings	—	(2.0)	(25.1)	(3.6)	(30.7)
Dividends and capital paid to parent	—	(506.3)	(346.8)	853.1	—
Investment contract deposits	—	—	4,067.3	—	4,067.3
Investment contract withdrawals	—	—	(5,836.3)	—	(5,836.3)
Net decrease in banking operation deposits	—	—	(15.2)	—	(15.2)
Other	—	—	(3.1)	—	(3.1)
Net cash used in financing activities	(457.9)	(508.3)	(2,122.8)	849.5	(2,239.5)
Net increase (decrease) in cash and cash equivalents	(1.0)	28.3	(276.4)	(194.1)	(443.2)
Cash and cash equivalents at beginning of year	370.9	519.7	1,821.7	(834.9)	1,877.4
Cash and cash equivalents at end of year	$369.9	$548.0	$1,545.3	$(1,029.0)	$1,434.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2011
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

14.  Subsequent Event

On October 26, 2011, our Board of Directors declared an annual common stock dividend of approximately $213.6 million, equal to $0.70 per share, payable on December 2, 2011, to common stockholders of record as of November 10, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of September 30, 2011, compared with December 31, 2010, and our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2010, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Recent Event

Common Stockholder Dividend

On October 26, 2011, our Board of Directors declared an annual common stock dividend of approximately $213.6 million, equal to $0.70 per share, payable on December 2, 2011, to common stockholders of record as of November 10, 2011.

Transactions Affecting Comparability of Results of Operations

Acquisitions

We entered into acquisition agreements for the following businesses during 2011.

Origin Asset Management LLP. On October 3, 2011, we finalized the purchase of a 74% interest in Origin Asset Management LLP (“Origin”), a global equity specialist based in London. The initial payment was $60.4 million. Origin has approximately $3.0 billion in AUM in global and international equities and will be consolidated within the Principal Global Investors segment.

HSBC AFORE, S.A. de C.V. On August 8, 2011, we finalized the purchase of our 100% interest in HSBC AFORE, S.A. de C.V. (“HSBC AFORE”), a Mexican pension business, from HSBC Bank for $206.1 million. In addition, we and HSBC Bank have agreed to establish a distribution arrangement for the distribution of Principal AFORE’s products through HSBC Bank’s extensive network in Mexico. HSBC AFORE is consolidated within the Principal International segment.

Finisterre Capital LLP and Finisterre Holdings Limited. On July 1, 2011, we finalized the purchase of a 51% interest in Finisterre Capital LLP and Finisterre Holdings Limited, (together “Finisterre Capital”), an emerging markets debt investor based in London. The initial payment was $84.6 million, with a possible additional contingent payment of up to $30.0 million in 2013, dependent upon performance targets. Finisterre Capital had $1.7 billion in AUM at the time of acquisition and is accounted for on the equity method within the Principal Global Investors segment.

Other

Individual Life Insurance Model and Assumption Changes. During the second quarter of 2011, our individual life insurance business made routine model and assumption changes (collectively referred to as “integrated model changes”) that resulted in a net loss of $3.9 million after-tax for the second quarter. The integrated model changes altered the future estimated gross profit patterns that impact actuarial balances associated with our universal life and variable universal life insurance products. These balances are all part of an integrated model and, therefore, although the impact to earnings was not material, the integrated model changes created volatility within certain income statement line items that are impacted by the same future estimated gross profit patterns. Specifically, fee revenues increased $48.5 million; benefits, claims and settlement expenses decreased $131.1 million; and operating expenses increased $185.6 million due to the unlocking of actuarial balances resulting from the integrated model changes.

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

With the exception of corporate overhead, amounts related to our group medical insurance business previously included in segment operating earnings have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. The operating revenues associated with our exited group medical insurance business were $117.7 million and $344.1 million for the three months ended September 30, 2011 and 2010, respectively, and $553.4 million and $1,050.2 million for the nine months ended September 30, 2011 and 2010, respectively. The other after-tax adjustments associated with the after-tax earnings (losses) of our exited group medical insurance business were $14.9 million and $(45.8) million for the three months ended September 30, 2011 and 2010, respectively, and $50.8 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Brasilprev Seguros e Previdencia S.A. On April 30, 2010, we signed definitive agreements with Banco do Brasil (“Banco”), including the Shareholders Agreement governing the operations of our pension joint venture, Brasilprev Seguros e Previdencia S.A. (“Brasilprev”). The agreements result in Brasilprev having, for 23 years, the exclusive right to distribute pension products within the Banco bank network and a reduction in our economic interest from 46% to 25%, which resulted in a $72.1 million after-tax net realized capital gain in the second quarter of 2010. Brasilprev continues to be jointly managed and reported as an equity method investment in our Principal International segment. Due to the reduction in our economic interest, we have seen a temporary decline in our earnings from this operation.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment operating earnings were positively impacted by $3.0 million and $8.5 million for the three and nine months ended September 30, 2011, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Stock-Based Compensation Plans.”

Employee and Agent Benefits Expense

The 2011 annual defined benefit pension expense for substantially all of our employees and certain agents was expected to be $90.9 million pre-tax as of the beginning of the year, which is an $18.6 million decrease from the 2010 pre-tax pension expense of $109.5 million. This decrease is primarily due to actual asset returns in 2010 that were higher than expected.  Pre-tax pension expense of $19.6 million and $61.2 million was reflected in the determination of net income for the three and nine months ended September 30, 2011, respectively. Due to the exit from the group medical insurance business, we have a curtailment associated with the benefits of the impacted employees that will be recognized as the impacted employees are terminated. As such, the expense is measured quarterly during 2011 with updated asset values and potentially different discount rates. Based on the September 30, 2011, measurement, approximately $31.9 million of pre-tax pension expense will be reflected in the fourth quarter of 2011 for an expected total for the year of $93.1 million. The expected long-term return on plan assets used to develop the expense in 2011 remained at 8.00%, which was also used to develop the 2010 expense. The discount rate changed from 6.00% at December 31, 2009, to 5.65% as of December 31, 2010, to 5.80% as of March 31, 2011, to 5.70% as of June 30, 2011 and to 5.25% as of September 30, 2011.

The 2011 annual other postretirement employee benefit (“OPEB”) plan expense (income) for retired employees was expected to be $(53.2) million pre-tax as of the beginning of the year, which is a $41.9 million difference from the 2010 pre-tax OPEB income of $(11.3) million. This difference is primarily due to significant changes in plan design for the postretirement medical plan. As of January 1, 2011, the company-paid subsidy for pre-Medicare-eligible coverage is 40% and the cost of coverage for Medicare-eligible retirees (or their dependents) is no longer subsidized. In addition to the changes for individuals retiring on or after January 1, 2011, the method for determining the premium equivalent rate was changed to be solely based on retiree experience. Pre-tax expense (income) of $(14.5) million and $(44.3) million was reflected in the determination of net income for the three and nine months ended September 30, 2011, respectively. Due to the exit from the group medical insurance business, we have a curtailment associated with the benefits of the impacted employees that will be recognized as the impacted employees are terminated. As such, the expense is measured quarterly during 2011 with updated asset values and potentially different discount rates. Based on the September 30, 2011, measurement, approximately $(12.5) million of pre-tax expense (income) will be reflected in the fourth quarter of 2011 for an expected total for the year of $(56.8) million. The expected long-term return on plan assets used to develop the expense (income) in 2011 remained at 7.30%, which was used to develop the 2010 expense. The discount rate changed from 6.00% at December 31, 2009, to 5.65% as of December 31, 2010, to 5.80% as of March 31, 2011, to 5.70% as of June 30, 2011 and to 5.25% as of September 30, 2011.

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

Recent Accounting Changes

In October 2010, the FASB issued authoritative guidance that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the successful acquisition of new or renewal insurance contracts. Capitalized costs should include incremental direct costs of contract acquisition, as well as certain costs related directly to acquisition activities such as underwriting, policy issuance and processing, medical and inspection and sales force contract selling. This guidance will be effective for us on January 1, 2012, and we expect to adopt the guidance on a retrospective basis.

Our expected retrospective adoption of this guidance will result in a reduction in our DPAC asset as well as a decrease in amortization associated with those previously deferred costs. There will also be a reduction in the level of costs we defer subsequent to adoption. We continue our evaluation of the full effects of implementing this guidance, but we currently estimate that our retrospective adoption will result in a reduction to the opening balance of retained earnings between $550.0 million and $750.0 million at January 1, 2012. These amounts do not include the impact of net unrealized gains (losses) on available-for-sale securities. We also currently estimate that net income available to common stockholders and operating earnings will decrease between $35.0 million and $45.0 million for the year ended December 31, 2012. These estimates are based on our current operating assumptions and current interpretation of the guidance and are subject to change.

For other recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	Increase (decrease)	2011	2010	Increase (decrease)
	(in millions)
Revenues:
Premiums and other considerations	$672.7	$865.4	$(192.7)	$2,221.7	$2,612.5	$(390.8)
Fees and other revenues	631.5	563.5	68.0	1,930.9	1,685.9	245.0
Net investment income	815.3	880.3	(65.0)	2,549.0	2,620.3	(71.3)
Net realized capital gains, excluding impairment losses on available-for-sale securities	16.9	28.9	(12.0)	99.6	50.7	48.9
Total other-than-temporary impairment losses on available-for-sale securities	(12.7)	(55.9)	43.2	(67.6)	(247.6)	180.0
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(34.9)	6.3	(41.2)	(83.0)	64.3	(147.3)
Net impairment losses on available-for-sale securities	(47.6)	(49.6)	2.0	(150.6)	(183.3)	32.7
Net realized capital losses	(30.7)	(20.7)	(10.0)	(51.0)	(132.6)	81.6
Total revenues	2,088.8	2,288.5	(199.7)	6,650.6	6,786.1	(135.5)
Expenses:
Benefits, claims and settlement expenses	1,131.8	1,320.3	(188.5)	3,337.0	3,932.6	(595.6)
Dividends to policyholders	52.2	53.2	(1.0)	158.7	164.7	(6.0)
Operating expenses	766.6	751.5	15.1	2,360.9	2,111.2	249.7
Total expenses	1,950.6	2,125.0	(174.4)	5,856.6	6,208.5	(351.9)
Income before income taxes	138.2	163.5	(25.3)	794.0	577.6	216.4
Income taxes	71.9	12.2	59.7	214.7	78.5	136.2
Net income	66.3	151.3	(85.0)	579.3	499.1	80.2
Net income (loss) attributable to noncontrolling interest	(5.6)	0.9	(6.5)	36.6	7.4	29.2
Net income attributable to Principal Financial Group, Inc.	71.9	150.4	(78.5)	542.7	491.7	51.0
Preferred stock dividends	8.2	8.2	—	24.7	24.7	—
Net income available to common stockholders	$63.7	$142.2	$(78.5)	$518.0	$467.0	$51.0

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Income Available to Common Stockholders

Net income available to common stockholders decreased due to the impact of a court ruling regarding some uncertain tax positions and higher DPAC amortization expense resulting from declining equity markets in the third quarter of 2011, compared to improving equity markets in the third quarter of 2010. These decreases were partially offset by an impairment of goodwill and severance accruals associated with our decision to exit the group medical insurance business in the third quarter of 2010.

Total Revenues

Premiums decreased $224.1 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business.

Fees increased $25.0 million for our U.S. Insurance Solutions segment primarily due to growth in the universal life and variable universal life lines of business. In addition, fees increased $24.2 million for our Retirement and Investor Services segment primarily due to higher fees stemming from an increase in average account values, which resulted from generally positive equity market performance since the third quarter of 2010. Fees also increased $16.3 million for our Principal Global Investors segment primarily due to higher fee revenues driven by an increase in average AUM.

Net investment income decreased primarily due to lower yields on average invested assets and cash and a decrease in average invested assets and cash, excluding the fair value adjustment associated with fixed maturities and equity securities, primarily due to our decision to scale back our investment only business. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other than temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses increased primarily due to mark-to-market losses versus gains on fixed maturities, trading and certain seed money investments. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $186.0 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business.

Operating expenses increased primarily due to higher DPAC amortization expense resulting from declining equity markets in the third quarter of 2011, compared to improving equity markets in the third quarter of 2010, which was partially offset by an impairment of goodwill and severance accruals associated with our decision to exit the group medical insurance business in the third quarter of 2010.

Income Taxes

The effective income tax rates were 52% and 7% for the three months ended September 30, 2011 and 2010, respectively. The effective income tax rate for the three months ended September 30, 2011, was higher than the U.S. statutory rate primarily due to the impact of a court ruling on some uncertain tax positions, which was partially offset by income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments and the interest exclusion from taxable income. The effective income tax rate for the three months ended September 30, 2010, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, a third quarter adjustment to reflect a decrease in our estimated annual effective income tax rate and the interest exclusion from taxable income. The effective income tax rate increased to 52% from 7% for the three months ended September 30, 2011 and 2010, respectively, primarily due to the impact of a court ruling on some uncertain tax positions.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Income Available to Common Stockholders

Net income available to common stockholders increased due to higher earnings in our Principal Global Investors, Retirement and Investor Services and U.S. Insurance Solutions segments and reduced net realized capital losses due to a gain associated with the sale of a portion of our interest in Catalyst Health Solutions, Inc. and lower net impairment losses on fixed maturities, available-for-sale. These increases to net income available to common stockholders were partially offset by the impact of a court ruling on some uncertain tax positions.

Total Revenues

Premiums decreased $487.0 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. Partially offsetting this decrease was a $62.8 million increase in Retirement and Investor Services segment premiums primarily due to an increase in sales of annuities with life contingencies stemming from expanding opportunities with our bank distribution partners in our individual annuities business.

Fees increased $118.6 million for our U.S. Insurance Solutions segment primarily due to growth in the universal life and variable universal life lines of business and the unlocking of unearned revenue associated with integrated model changes in our individual life insurance business. In addition, fees increased $82.6 million for our Retirement and Investor Services segment primarily due to higher fees stemming from an increase in average account values, which resulted from generally positive equity market performance since the third quarter of 2010.

Net investment income decreased due to a decrease in average invested assets and cash, excluding the fair value adjustment associated with fixed maturities and equity securities, primarily due to our decision to scale back our investment only business and lower yields on average invested assets and cash. These decreases were partially offset by higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and the strengthening of the Chilean peso against the U.S. dollar. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other than temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses decreased primarily due to a gain associated with the sale of a portion of our interest in Catalyst Health Solutions, Inc., lower losses related to the residential mortgage loan loss provision for our Bank and Trust Services business and lower net impairment losses on fixed maturities, available-for-sale. These decreases were partially offset by a 2010 gain associated with the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture with no corresponding activity in 2011, and mark-to-market losses versus gains on fixed maturities, trading and certain seed money investments. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $379.1 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. In addition, Retirement and Investor Services segment benefits, claims and settlement expenses decreased $144.8 million primarily due to a decrease in cost of interest credited in our investment only business stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back this business, and a decrease in change in reserves resulting from a decrease in sales of single premium group annuities with life contingencies.

U.S. Insurance Solutions operating expenses increased $275.4 million, primarily due to higher DPAC amortization from the unlocking associated with integrated model changes in our individual life insurance business.

Income Taxes

The effective income tax rates were 27% and 14% for the nine months ended September 30, 2011 and 2010, respectively. The effective income tax rate for the nine months ended September 30, 2011, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments and the interest exclusion from taxable income, which were partially offset by the impact of a court ruling on some uncertain tax positions. The effective income tax rate for the nine months ended September 30, 2010, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments and the interest exclusion from taxable income. The effective income tax rate increased to 27% from 14% for the nine months ended September 30, 2011 and 2010, respectively, primarily due to the impact of a court ruling on some uncertain tax positions.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 10, Segment Information.”

Retirement and Investor Services Segment

Retirement and Investor Services Segment Summary Financial Data

Account values are a key indicator of earnings growth for the segment, as account values are the base by which the segment generates its fee and spread-based profits. Net cash flow and market performance are the two main drivers of account value growth. Net cash flow reflects the segment’s ability to attract and retain client deposits. Credited investment performance reflects not only the equity market performance, but also the investment performance of fixed income investments supporting our spread business. The percentage growth in earnings of the segment should generally track the percentage growth in account values. This trend may vary due to changes in business and/or product mix.

The following table presents the Retirement and Investor Services account value rollforward for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in billions)
Account values, beginning of period	$187.1	$160.0	$178.3	$163.9
Net cash flow (1)	0.1	(0.4)	1.6	(1.5)
Credited investment performance	(15.5)	9.8	(8.1)	7.7
Other	(0.2)	0.8	(0.3)	0.1
Account values, end of period	$171.5	$170.2	$171.5	$170.2

(1)     Includes net cash flow of $(0.1) billion and $(0.7) billion for the three months ended September 30, 2011 and 2010, respectively, and $(1.0) billion and $(2.3) billion for the nine months ended September 30, 2011 and 2010, respectively, resulting from the decision to scale back our investment only business.

The following table presents certain summary financial data relating to the Retirement and Investor Services segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2011	2010	(decrease)	2011	2010	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$82.9	$59.9	$23.0	$259.7	$196.9	$62.8
Fees and other revenues	353.8	331.9	21.9	1,087.0	1,006.6	80.4
Net investment income	558.8	605.2	(46.4)	1,710.7	1,827.5	(116.8)
Total operating revenues	995.5	997.0	(1.5)	3,057.4	3,031.0	26.4
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	488.5	512.4	(23.9)	1,474.3	1,559.5	(85.2)
Operating expenses	345.0	295.1	49.9	997.0	912.2	84.8
Total expenses	833.5	807.5	26.0	2,471.3	2,471.7	(0.4)
Operating earnings before income taxes	162.0	189.5	(27.5)	586.1	559.3	26.8
Income taxes	33.4	42.1	(8.7)	136.9	125.9	11.0
Operating earnings	$128.6	$147.4	$(18.8)	$449.2	$433.4	$15.8

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Operating Earnings

Operating earnings decreased $16.9 million and $9.3 million in our individual annuities and full service accumulation businesses, respectively, primarily due to an increase in DPAC amortization expense resulting from declining equity markets in the third quarter of 2011, compared to improving equity markets in the third quarter of 2010. Partially offsetting the decreases in operating earnings was a $4.0 million increase in our Principal Funds business primarily due to higher fees stemming from an increase in average account values, which resulted from generally positive equity market performance since the third quarter of

2010. In addition, operating earnings increased $3.9 million in our full service payout business primarily due to a larger than normal reserve increase in the third quarter of 2010 with no corresponding activity in the third quarter of 2011.

Operating Revenues

Premiums increased $30.0 million in our individual annuities business primarily due to an increase in sales of annuities with life contingencies stemming from expanding opportunities with our bank distribution partners. Partially offsetting the increase in premiums was a $7.0 million decrease in our full service payout business primarily due to a decrease in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.

Fees increased $11.8 million and $6.9 million in our Principal Funds and full service accumulation businesses, respectively, primarily due to higher fees stemming from an increase in average account values, which resulted from generally positive equity market performance since the third quarter of 2010.

Net investment income decreased primarily due to a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, and a decline in reinvestment yields. The decrease in average invested assets primarily resulted from our decision to scale back our investment only business.

Total Expenses

Benefits, claims and settlement expenses decreased $27.7 million in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back this business. In addition, benefits, claims and settlement expenses decreased $15.3 million in our full service payout business primarily due to a decrease in change in reserves resulting from a decrease in sales of single premium group annuities with life contingencies as well as a larger than normal reserve increase in the third quarter of 2010 with no corresponding activity in the third quarter of 2011. Furthermore, benefits, claims and settlement expenses decreased $9.2 million in our full service accumulation business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates. Partially offsetting the decreases in benefits, claims and settlement expenses was a $27.8 million increase in our individual annuities business primarily due to an increase in change of reserves resulting from higher sales of annuities with life contingencies and continued growth in the block of business.

Operating expenses increased $25.5 million and $22.7 million in our full service accumulation and individual annuities businesses, respectively, primarily due to an increase in DPAC amortization expense resulting from declining equity markets in the third quarter of 2011, compared to improving equity markets in the third quarter of 2010.

Income Taxes

The effective income tax rates for the segment were 21% and 22% for the three months ended September 30, 2011 and 2010, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operating Earnings

Operating earnings increased $8.8 million in our full service payout business primarily due to a decrease in change in reserves resulting from a larger than normal reserve increase in the third quarter of 2010 with no corresponding activity in the third quarter of 2011, a larger reserve release due to favorable mortality experience in 2011 and, to a lesser extent, higher variable investment income. In addition, operating earnings increased $8.7 million and $5.5 million in our Principal Funds and full service accumulation businesses, respectively, primarily due to higher fees stemming from an increase in average account values, which resulted from generally positive equity market performance since the third quarter of 2010. Partially offsetting the increases in operating earnings was a $9.1 million decrease in our investment only business primarily due to a decrease in fees, which stem from the early extinguishment of medium term notes in 2010 with no corresponding experience in 2011 and a decline in average account values resulting from negative net cash flow as the pace of contractual maturities remains higher than the amount of new deposits.

Operating Revenues

Premiums increased $81.3 million in our individual annuities business primarily due to an increase in sales of annuities with life contingencies stemming from expanding opportunities with our bank distribution partners. Partially offsetting the increase in premiums was an $18.5 million decrease in our full service payout business primarily due to a decrease in sales of single premium group annuities with life contingencies.

Fees increased $41.8 million and $35.1 million in our Principal Funds and full service accumulation businesses, respectively, primarily due to higher fees stemming from an increase in average account values, which resulted from generally positive equity market performance since the third quarter of 2010.

Net investment income decreased primarily due to a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, and a decline in reinvestment yields. The decrease in average invested assets primarily resulted from our decision to scale back our investment only business.

Total Expenses

Benefits, claims and settlement expenses decreased $89.2 million in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back this business. In addition, benefits, claims and settlement expenses decreased $32.8 million in our full service payout business primarily due to a decrease in change in reserves resulting from a decrease in sales of single premium group annuities with life contingencies and, to a lesser extent, a larger than normal reserve increase in the third quarter of 2010 with no corresponding activity in the third quarter of 2011 and a larger reserve release due to favorable mortality experience in 2011. Furthermore, benefits, claims and settlement expenses decreased $30.8 million in our full service accumulation business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates. Partially offsetting the decreases in benefits, claims and settlement expenses was a $66.8 million increase in our individual annuities business primarily due to an increase in change of reserves resulting from higher sales of annuities with life contingencies and continued growth in the block of business.

Operating expenses increased $44.6 million in our full service accumulation business primarily due to an increase in DPAC amortization expense resulting from declining equity markets in the third quarter of 2011, compared to improving equity markets in the third quarter of 2010 and, to a lesser extent, an increase in non-deferrable commission expense and management fees, which resulted from an increase in average account values. In addition, operating expenses increased $27.8 million in our Principal Funds business primarily due to higher distribution and management fees resulting from an increase in sales and average account values. Furthermore, operating expenses increased $19.4 million in our individual annuities business primarily due to an increase in DPAC amortization expense resulting from declining equity markets in the third quarter of 2011, compared to improving equity markets in the third quarter of 2010.

Income Taxes

The effective income tax rate for the segment was 23% for the both the nine months ended September 30, 2011 and 2010. The effective income tax rate was lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in billions)
AUM, beginning of period	$226.0	$202.1	$220.1	$205.3
Net cash flow (1)	1.0	—	(2.2)	(4.7)
Investment performance	(12.5)	12.1	(2.4)	14.5
Operations acquired (2)	1.7	—	1.7	—
Other	1.1	1.4	0.1	0.5
AUM, end of period	$217.3	$215.6	$217.3	$215.6

(1)             Includes net cash flow of $(0.1) billion and $(0.7) billion for the three months ended September 30, 2011 and 2010, respectively, and $(1.0) billion and $(2.3) billion for the nine months ended September 30, 2011 and 2010, respectively, resulting from the Retirement and Investor Services segment’s decision to scale back its investment only business.

(2)             Reflects the acquisition of Finisterre Capital in July 2011.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	Increase (decrease)	2011	2010	Increase (decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$130.8	$114.5	$16.3	$384.5	$335.7	$48.8
Net investment income	2.1	3.5	(1.4)	10.0	10.4	(0.4)
Total operating revenues	132.9	118.0	14.9	394.5	346.1	48.4
Expenses:
Total expenses	102.6	93.3	9.3	304.2	280.5	23.7
Operating earnings before income taxes and noncontrolling interest	30.3	24.7	5.6	90.3	65.6	24.7
Income taxes	10.3	8.1	2.2	30.4	23.0	7.4
Operating earnings attributable to noncontrolling interest	0.9	1.6	(0.7)	3.4	3.3	0.1
Operating earnings	$19.1	$15.0	$4.1	$56.5	$39.3	$17.2

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Operating Earnings

Operating earnings increased primarily due to higher fee revenues driven by an increase in average AUM, as well as increased real estate transaction and borrower fees resulting from higher transaction volumes. These increases were partially offset by higher staff related costs due to higher compensation expense.

Income Taxes

The effective income tax rates for the segment were 34% for both the three and nine months ended September 30, 2011, and 33% and 35% for the three and nine months ended September 30, 2010, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

Principal International Segment

Principal International Segment Summary Financial Data

AUM is a key indicator of earnings growth for the segment, as AUM is the base by which we can generate local currency profits. Net customer cash flow and market performance are the two main drivers of local currency AUM growth. Net customer cash flow reflects our ability to attract and retain client deposits. Market performance reflects the investment returns on our underlying AUM. The percentage growth or decline in the earnings of our Principal International segment will generally track with the percentage growth or decline in AUM. This trend may vary due to changes in business and/or product mix. Our financial results are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the countries in which we have business. AUM for our foreign subsidiaries is translated into U.S. dollar equivalents at the end of the reporting period using the spot foreign exchange rates. Revenue and expenses for our foreign subsidiaries are translated into U.S. dollar equivalents at the average foreign exchange rates for the reporting period.

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in billions)
AUM, beginning of period	$53.0	$38.1	$45.8	$34.6
Net cash flow	0.7	1.0	3.8	2.9
Investment performance	0.5	1.4	2.2	3.0
Operations acquired (1)	3.1	—	3.1	0.7
Effect of exchange rates	(2.7)	1.8	—	1.2
Other	(0.1)	—	(0.4)	(0.1)
AUM, end of period	$54.5	$42.3	$54.5	$42.3

(1)           Reflects the acquisition of HSBC AFORE in Mexico in August 2011.

The following table presents certain summary financial data of the Principal International segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	Increase (decrease)	2011	2010	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$69.2	$71.2	$(2.0)	$193.0	$186.3	$6.7
Fees and other revenues	45.9	37.2	8.7	121.4	105.7	15.7
Net investment income	105.1	91.7	13.4	339.4	277.4	62.0
Total operating revenues	220.2	200.1	20.1	653.8	569.4	84.4
Expenses:
Benefits, claims and settlement expenses	137.6	131.7	5.9	419.2	362.5	56.7
Operating expenses	43.9	33.8	10.1	127.9	99.5	28.4
Total expenses	181.5	165.5	16.0	547.1	462.0	85.1
Operating earnings before income taxes and noncontrolling interest	38.7	34.6	4.1	106.7	107.4	(0.7)
Income taxes	2.2	1.5	0.7	4.2	1.2	3.0
Operating earnings (losses) attributable to noncontrolling interest	(0.1)	—	(0.1)	(0.1)	0.2	(0.3)
Operating earnings	$36.6	$33.1	$3.5	$102.6	$106.0	$(3.4)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Operating Earnings

Operating earnings increased primarily due to higher fees driven by higher average AUM as a result of net customer cash flows and market performance, the strengthening of the Latin American currencies against the U.S. dollar and additional earnings resulting from the HSBC AFORE acquisition in Mexico. These increases were partially offset by higher compensation expenses across the segment and reserve strengthening related to our single premium group annuities business in Mexico.

Operating Revenues

Premiums decreased $2.0 million in Chile primarily due to lower sales of single premium annuities with life contingencies, which was partially offset by the strengthening of the Chilean peso against the U.S. dollar.

Fees and other revenues increased primarily due to higher investment management fees in Mexico driven by higher average AUM as a result of the HSBC AFORE acquisition and the strengthening of the Latin American currencies against the U.S. dollar.

Net investment income increased primarily due to the strengthening of the Latin American currencies against the U.S. dollar, increased earnings from our equity method investment in Brazil as a result of higher fees, and higher investment returns on average invested assets and cash as a result of a higher asset base in Chile.

Total Expenses

Benefits, claims and settlement expenses increased primarily due to the strengthening of the Chilean peso against the U.S. dollar and reserve strengthening related to our single premium group annuities business in Mexico, which were partially offset by a decrease in the change in reserves in Chile resulting from decreased sales of single premium annuities with life contingencies.

Operating expenses increased primarily due to expenses related to the HSBC AFORE acquisition in Mexico, higher compensation expenses across the segment, the strengthening of the Latin American currencies against the U.S. dollar and higher marketing expenses in Chile.

Income Taxes

The effective income tax rates for the segment were 6% and 4% for the three months ended September 30, 2011 and 2010, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the presentation of taxes on our share of earnings generated from equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operating Earnings

Operating earnings decreased primarily due to the reduction in our economic interest in our equity method investment in Brazil and higher present value of future profits (“PVFP”) amortization resulting from net unlocking and true-up adjustments in Mexico. These decreases were partially offset by higher fees driven by higher average AUM as a result of net customer cash flows and the HSBC AFORE acquisition and the strengthening of the Latin American currencies against the U.S. dollar.

Operating Revenues

Premiums increased $6.9 million in Chile primarily due to the strengthening of the Chilean peso against the U.S. dollar, which was partially offset by lower sales of single premium annuities with life contingencies.

Fees and other revenues increased primarily due to higher investment management fees driven by higher average AUM in Mexico as a result of the HSBC AFORE acquisition and in Hong Kong as a result of net customer cash flows, and the strengthening of the Latin American currencies against the U.S. dollar.

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and the strengthening of the Chilean peso against the U.S. dollar.

Total Expenses

Benefits, claims and settlement expenses increased $58.2 million in Chile primarily due to the strengthening of the Chilean peso against the U.S. dollar and higher inflation-based interest crediting rates to customers, which were partially offset by a decrease in the change in reserves resulting from decreased sales of single premium annuities with life contingencies.

Operating expenses increased primarily due to higher PVFP amortization resulting from net unlocking and true-up adjustments in Mexico, expenses related to the HSBC AFORE acquisition, the strengthening of the Latin American currencies against the U.S. dollar, higher compensation expenses across the segment and higher marketing expenses in Chile.

Income Taxes

The effective income tax rates for the segment were 4% and 1% for the nine months ended September 30, 2011 and 2010, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the presentation of taxes on our share of earnings generated from equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates.

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

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Universal and variable universal life insurance fee revenue (1)	$118.8	$97.3	$394.4	$281.5
Traditional life insurance premiums	122.1	126.0	375.5	388.3

(1) Includes $48.5 million of fee revenues for the nine months ended September 30, 2011, due to the unlocking of unearned revenue resulting from integrated model changes in our individual life insurance business.

Specialty Benefits Insurance Trends

Premium and fees in our specialty benefits insurance business increased in 2011 due to solid sales and retention along with the transition of wellness and non-medical fee-for-service claims administration businesses to this division.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Premium and fees:
Group dental and vision insurance	$141.4	$129.9	$415.6	$385.9
Group life insurance	77.5	77.2	238.5	235.8
Group disability insurance	68.2	66.1	205.3	198.1
Individual disability insurance	55.1	50.0	160.6	145.9
Wellness (1)	1.7	—	6.9	—

(1)          For the three and nine months ended September 30, 2010, wellness fees were reported in the Corporate segment.

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

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	Increase (decrease)	2011	2010	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$428.9	$418.5	$10.4	$1,291.7	$1,265.0	$26.7
Fees and other revenues	132.9	107.6	25.3	435.7	311.4	124.3
Net investment income	172.5	164.6	7.9	519.2	493.7	25.5
Total operating revenues	734.3	690.7	43.6	2,246.6	2,070.1	176.5
Expenses:
Benefits, claims and settlement expenses	429.3	424.5	4.8	1,139.5	1,283.2	(143.7)
Dividends to policyholders	51.4	52.9	(1.5)	156.8	163.6	(6.8)
Operating expenses	184.0	144.4	39.6	720.8	416.1	304.7
Total expenses	664.7	621.8	42.9	2,017.1	1,862.9	154.2
Operating earnings before income taxes	69.6	68.9	0.7	229.5	207.2	22.3
Income taxes	22.0	21.6	0.4	72.9	65.8	7.1
Operating earnings	$47.6	$47.3	$0.3	$156.6	$141.4	$15.2

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Operating Earnings

Operating earnings increased $3.2 million in our individual life insurance business primarily due to DPAC unlocking and model and assumption changes that reduced earnings in the third quarter of 2010 and growth in the universal life and variable universal life lines of business in 2011. These increases were partially offset by DPAC amortization resulting from the unfavorable equity market performance in the third quarter of 2011. Operating earnings decreased $2.9 million in our specialty benefits insurance business primarily due to worse claim experience, which was partially offset by higher net investment income and premium growth.

Operating Revenues

Premiums increased $18.4 million in our specialty benefits insurance business due to strong sales and improved client retention. Premiums decreased $8.0 million in our individual life insurance business primarily due to the expected continued decline from the decreasing block of traditional life insurance business.

Fees and other revenues increased $23.0 million in our individual life insurance business primarily due to growth in the universal life and variable universal life lines of business.

Total Expenses

Benefits, claims and settlement expenses increased $24.6 million in our specialty benefits insurance business due to growth in the block of business as well as worse claim experience. Benefits, claims and settlement expenses decreased $19.8 million in our individual life insurance business primarily due to changes in reserves related to claim experience.

Operating expenses increased $34.8 million in our individual life insurance business primarily due to higher DPAC amortization resulting from claim experience and declining equity market returns.

Income Taxes

The effective income tax rates for the segment were 32% and 31% the three months ended September 30, 2011 and 2010, respectively. The effective income tax rates were lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operating Earnings

Operating earnings increased $8.4 million in our specialty benefits insurance business primarily due to higher net investment income and premium growth. Operating earnings increased $6.8 million in our individual life insurance business primarily due to growth in the universal life and variable universal life lines of business.

Operating Revenues

Premiums increased $52.2 million in our specialty benefits insurance business due to strong sales, improved lapse rates and stabilizing existing case membership. Premiums decreased $25.5 million in our individual life insurance business primarily due to the expected continued decline from the decreasing block of traditional life insurance business.

Fees and other revenues increased $115.4 million in our individual life insurance business primarily due to growth in the universal life and variable universal life lines of business and the unlocking of unearned revenue associated with integrated model changes.

Total Expenses

Benefits, claims and settlement expenses decreased $182.4 million in our individual life insurance business primarily due to unlocking associated with integrated model changes. Benefits, claims and settlement expenses increased $38.7 million in our specialty benefits insurance primarily due to growth in our block of business.

Operating expenses increased $279.1 million in our individual life insurance business primarily due to higher DPAC amortization from the unlocking associated with integrated model changes.

Income Taxes

The effective income tax rate for the segment was 32% for both the nine months ended September 30, 2011 and 2010. The effective income tax rate was lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	Increase (decrease)	2011	2010	Increase (decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(56.6)	$(19.1)	$(37.5)	$(130.3)	$(81.2)	$(49.1)
Expenses:
Total expenses	(4.0)	7.2	(11.2)	(5.8)	27.4	(33.2)
Operating losses before income taxes, preferred stock dividends and noncontrolling interest	(52.6)	(26.3)	(26.3)	(124.5)	(108.6)	(15.9)
Income tax benefits	(20.8)	(10.5)	(10.3)	(48.2)	(43.7)	(4.5)
Preferred stock dividends	8.2	8.2	—	24.7	24.7	—
Operating earnings (losses) attributable to noncontrolling interest	—	(0.1)	0.1	2.9	(0.2)	3.1
Operating losses	$(40.0)	$(23.9)	$(16.1)	$(103.9)	$(89.4)	$(14.5)

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Operating Losses

Operating losses increased due to a decrease in earnings on average invested assets for the segment, representing capital that has not been allocated to any other segment. This increase was partially offset by a reduction in corporate overhead expenses needed to support the exited group medical insurance business and the 2011 transition of wellness and non-medical fee-for-service claim administration businesses, which had operating losses in 2010, from this segment to the U.S. Insurance Solutions segment.

Income Taxes

Income tax benefits increased primarily due to a change in operating losses before income taxes.

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

Our liquidity is supported by a portfolio of U.S. government and agency and residential pass-through government-backed securities, of which we held $4.5 billion as of September 30, 2011, that may be utilized to bolster our liquidity position, as collateral for secured borrowing transactions with various third parties or by disposing of the securities in the open market, if needed. As of September 30, 2011, approximately $10.9 billion, or 98%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our life insurance and annuity liabilities contain provisions limiting early surrenders.

As of September 30, 2011 and December 31, 2010, we had short-term credit facilities with various financial institutions in an aggregate amount of $745.0 million and $719.8 million, respectively. As of September 30, 2011 and December 31, 2010, we had $73.8 million and $107.9 million, respectively, of outstanding borrowings related to our credit facilities, with $28.8 million of assets pledged as support as of September 30, 2011. None of these credit arrangements, other than our commercial paper back-stop facility, are committed facilities. Due to the financial strength and the strong relationships we have with these providers, as well as the small size of these facilities, we are comfortable that there is a very low risk that the financial institutions would not be able to fund these facilities. As of both September 30, 2011 and December 31, 2010, our credit facilities include a $579.0 million commercial paper program, of which $48.0 million and $50.0 million was outstanding as of September 30, 2011 and December 31, 2010, respectively. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of September 30, 2011 and December 31, 2010. The back-stop facility is a five year facility that matures in June 2012. The facility is supported by fourteen banks, most if not all of which have other relationships with us. We have no reason to believe that our current providers would be unable or unwilling to fund the facility if necessary.

The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. In general, the current statutory limitations are the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on these limitations, Principal Life could distribute approximately $509.7 million in 2011. No dividends were paid as of September 30, 2011; however, Principal Life has distributed paid-in and contributed surplus in the amount of $500.0 million to its parent company in 2011, which counts toward Principal Life’s distribution capacity for the year.

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

Net cash provided by operating activities was $1,885.4 million and $1,929.5 million for the nine months ended September 30, 2011, and 2010, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities in 2011 compared to 2010 was primarily due to a decline in premium, fees and other revenue received as well as an increase in cash used in trading securities. This decrease was partially offset by fluctuations in receivables and payables associated with the timing of settlement premiums and other considerations and sales of development real estate properties.

Net cash used in investing activities was $89.1 million for the nine months ended September 30, 2011 compared to net cash provided by investing activities of $305.9 million for the nine months ended September 30, 2010. The increase in cash used in investing activities in 2011 compared to 2010 was primarily the result of an increase in mortgage loans acquired as well as the purchase of interests in a subsidiary and an equity method investment. This increase in cash used was partially offset by an increase in cash provided by net sales and maturities of investments in 2011 compared to 2010.

Net cash used in financing activities was $2,239.5 million and $2,207.0 million for the nine months ended September 30, 2011, and 2010, respectively. The increase in cash used in financing activities was primarily due to the increased acquisition of treasury stock in 2011 as well as net repayments of short-term debt in 2011 compared to net proceeds of short-term debt in 2010. This increase in cash used was partially offset by a decrease in net withdrawals of investment contracts, for which we have had net withdrawals in both 2011 and 2010 primarily due to our decision to scale back our investment only business.

On October 26, 2011, our Board of Directors declared an annual common stock dividend of approximately $213.6 million, equal to $0.70 per share, payable on December 2, 2011, to common stockholders of record as of November 10, 2011.

Shelf Registration. On May 24, 2011, our shelf registration statement was filed with the SEC and became effective. The shelf registration replaces the shelf registration that had been in effect since September 2008. Under our current shelf registration, we have the ability to issue in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration.

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of September 30, 2011, we have no preferred dividend restrictions. The dividend payments on our preferred stock are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt. The components of short-term debt as of September 30, 2011, and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Commercial paper	$48.0	$50.0
Other recourse short-term debt	25.8	57.9
Total short-term debt	$73.8	$107.9

Long-Term Debt. As of September 30, 2011, there have been no significant changes to long-term debt since December 31, 2010.

Stockholders’ Equity. For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Stockholders’ Equity.”

Capitalization

Our capital structure as of September 30, 2011, and December 31, 2010, consisted of debt and equity summarized as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Debt:
Short-term debt	$73.8	$107.9
Long-term debt	1,570.4	1,583.7
Total debt	1,644.2	1,691.6
Stockholders’ equity:
Equity attributable to Principal Financial Group, Inc. excluding accumulated other comprehensive income	9,571.1	9,455.4
Total capitalization excluding accumulated other comprehensive income	$11,215.3	$11,147.0
Debt to equity excluding accumulated other comprehensive income	17%	18%
Debt to capitalization excluding accumulated other comprehensive income	15%	15%

As of September 30, 2011, we had $683.8 million of excess capital in the holding companies, consisting of cash and highly liquid assets available for debt maturities, interest, preferred stock dividends and other holding company obligations. In addition, we continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

Contractual Obligations and Contractual Commitments

As of September 30, 2011, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2010.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of September 30, 2011, there have been no significant changes to guarantees and indemnifications since December 31, 2010. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

As of September 30, 2011, 37% of our net assets (liabilities) measured at fair value on a recurring basis were Level 1, 59% were Level 2 and 4% were Level 3. Excluding separate account assets as of September 30, 2011, 2% of our net assets (liabilities) measured at fair value on a recurring basis were Level 1, 97% were Level 2 and 1% were Level 3.

As of December 31, 2010, 43% of our net assets (liabilities) measured at fair value on a recurring basis were Level 1, 53% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2010, 2% of our net assets (liabilities) measured at fair value on a recurring basis were Level 1, 96% were Level 2 and 2% were Level 3.

Changes in Level 3 fair value measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2011, were $4,333.4 million as compared to $4,691.4 million as of December 31, 2010. The decrease was primarily due to net transfers out of Level 3 and into Level 2. These transfers included certain private corporate bonds we are now able to price using a matrix valuation approach as well as certain separate account assets for which we were now able to obtain pricing from a recognized third party pricing vendor.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2010, were $4,846.1 million as compared to $5,276.5 million as of December 31, 2009. The decrease in the fair value of Level 3 instruments for the nine months ended September 30, 2010, is primarily related to fixed maturities, available-for-sale and separate account assets. The decrease in fixed maturities, available-for-sale is primarily the result of our obtaining prices from third party pricing vendors versus relying on broker quotes or internal pricing models for certain structured securities, resulting in the transfer of those assets out of Level 3 to Level 2, and is also the result of sales of certain corporate securities. Additionally, as a result of our implementation of new authoritative guidance related to the accounting for embedded credit derivatives effective July 1, 2010, we elected the fair value option for certain securities previously included in fixed maturities, available-for-sale, effectively reclassifying them to fixed maturities, trading. The decrease in separate account assets is primarily a result of real estate sales. These decreases are partially offset by a net increase in fair value of Level 3 instruments related to the implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010. As a result of the new guidance, certain previously unconsolidated VIEs were consolidated and certain previously consolidated VIEs were deconsolidated. The fair value of Level 3 assets and liabilities of the newly consolidated and deconsolidated VIEs is primarily included in the net change for fixed maturities, trading; other investments;

derivative liabilities and other liabilities.

Investments

We had total consolidated assets as of September 30, 2011, of $143.3 billion, of which $66.8 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of September 30, 2011, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	September 30, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$35,712.0	53%	$35,426.8	54%
Private	14,636.1	22	14,329.8	22
Equity securities	480.8	1	486.8	1
Mortgage loans:
Commercial	9,504.4	14	9,609.0	14
Residential	1,356.0	2	1,516.1	2
Real estate held for sale	39.8	—	51.9	—
Real estate held for investment	973.4	2	1,011.6	2
Policy loans	883.5	1	903.9	1
Other investments	3,202.8	5	2,641.6	4
Total invested assets	66,788.8	100%	65,977.5	100%
Cash and cash equivalents	1,434.2		1,877.4
Total invested assets and cash	$68,223.0		$67,854.9

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

	For the three months ended September 30,				Increase (decrease)		For the nine months ended September 30,				Increase (decrease)
	2011		2010		2011 vs. 2010		2011		2010		2011 vs. 2010
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	5.5%	$664.9	5.8%	$717.9	(0.3)%	$(53.0)	5.5%	$2,014.9	5.8%	$2,117.5	(0.3)%	$(102.6)
Equity securities	2.4	3.2	3.8	3.9	(1.4)	(0.7)	3.0	11.1	3.4	11.0	(0.4)	0.1
Mortgage loans — commercial	5.9	139.7	6.0	145.6	(0.1)	(5.9)	5.8	420.3	5.9	438.7	(0.1)	(18.4)
Mortgage loans — residential	5.6	19.8	5.7	21.5	(0.1)	(1.7)	6.2	67.0	5.2	63.2	1.0	3.8
Real estate	7.3	18.3	4.7	12.7	2.6	5.6	8.3	65.1	4.3	34.0	4.0	31.1
Policy loans	6.6	14.5	6.7	15.1	(0.1)	(0.6)	6.5	43.5	6.8	46.0	(0.3)	(2.5)
Cash and cash equivalents	0.7	3.6	0.3	1.8	0.4	1.8	0.5	7.0	0.3	4.9	0.2	2.1
Other investments	(3.8)	(28.4)	(2.3)	(16.6)	(1.5)	(11.8)	(0.8)	(17.8)	(1.3)	(27.0)	0.5	9.2
Total before investment expenses	5.0	835.6	5.3	901.9	(0.3)	(66.3)	5.2	2,611.1	5.3	2,688.3	(0.1)	(77.2)
Investment expenses	(0.1)	(20.3)	(0.1)	(21.6)	—	1.3	(0.1)	(62.1)	(0.2)	(68.0)	0.1	5.9
Net investment income	4.9%	$815.3	5.2%	$880.3	(0.3)%	$(65.0)	5.1%	$2,549.0	5.1%	$2,620.3	—%	$(71.3)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net investment income decreased primarily due to lower yields on average invested assets and cash and a decrease in average invested assets as the result of our decision to scale back our investment only business.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net investment income decreased due to a decrease in average invested assets as the result of our decision to scale back our investment only business as well as lower yields on average invested assets and cash. These decreases were partially offset by higher inflation-based investment returns on average invested assets, most notably fixed maturities, in Chile and the strengthening of the Chilean peso against the U.S. dollar. Further offsetting the decline in net investment income were gains on sales of development real estate properties.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for our invested assets for the periods indicated.

	For the three months ended September 30,		Increase (decrease)	For the nine months ended September 30,		Increase (decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Fixed maturities, available-for-sale – credit impairments (1)	$(46.1)	$(44.8)	$(1.3)	$(139.8)	$(177.4)	$37.6
Fixed maturities, available-for-sale - other	3.3	(0.7)	4.0	5.9	7.7	(1.8)
Fixed maturities, trading	(11.2)	11.8	(23.0)	(12.5)	26.3	(38.8)
Equity securities – credit impairments	0.1	0.2	(0.1)	(2.3)	4.0	(6.3)
Derivatives and related hedge activities (2)	30.0	23.3	6.7	(4.5)	28.4	(32.9)
Commercial mortgages	(5.3)	(11.1)	5.8	(17.5)	(43.9)	26.4
Other gains (losses)	(1.5)	0.6	(2.1)	119.7	22.3	97.4
Net realized capital losses	$(30.7)	$(20.7)	$(10.0)	$(51.0)	$(132.6)	$81.6

(1)                                  Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedge activities, were a net gain of $1.6 million and $5.0 million for the three months ended September 30, 2011 and 2010, respectively, and $8.9 million and $9.9 million for the nine months ended September 30, 2011 and 2010, respectively.

(2)                                 Includes fixed maturities, available-for-sale impairment-related net gains of $0.4 million for the nine months ended

September 30, 2011, which were hedged by derivatives reflected in this line. There were no fixed maturities available-for-sale impairment-related net gains in this line for the three months ended September 30, 2011, or for the three and nine months ended September 30, 2010.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net realized capital losses on fixed maturities, trading increased due to mark-to-market losses versus gains resulting from widening of credit spreads in 2011 and tightening of credit spreads in 2010.

Net realized capital gains on derivatives and related hedge activities increased due to an increase in net gains attributable to the GMWB embedded derivative and related hedging instruments. These gains were partially offset by losses versus gains on derivatives not designated as hedging instruments, including credit default swaps due to changes in credit spreads and currency forwards and currency swaps due to changes in exchange rates.

Net realized capital losses on commercial mortgages decreased due to a lower valuation allowance provision in 2011 than in 2010. For additional information, see “Commercial Mortgage Loan Valuation Allowance.”

Other net realized capital losses increased due to net losses versus gains on the mark-to-market of equity securities classified as trading and certain seed money investments.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to lower impairments on commercial mortgage-backed and other asset-backed securities as a result of improved market conditions.

Net realized capital losses on fixed maturities, trading increased due to mark-to-market losses versus gains resulting from widening of credit spreads in 2011 and tightening of credit spreads in 2010.

Net realized capital losses on derivatives and related hedge activities increased due to losses versus gains on derivatives not designated as hedging instruments, including the GMWB embedded derivative and related hedging instruments, credit default swaps due to changes in credit spreads and currency forwards and currency swaps due to changes in exchange rates. These losses were partially offset by a decrease in mark-to-market losses on interest rate swaps not designated as hedging instruments resulting from changes in interest rates.

Net realized capital losses on commercial mortgages decreased due to a lower valuation allowance provision in 2011 than in 2010. For additional information, see “Commercial Mortgage Loan Valuation Allowance.”

Other net realized capital gains increased due to a realized capital gain of $70.9 million in the second quarter of 2011 resulting from the sale of a portion of our interest in Catalyst Health Solutions, Inc., which is accounted for on the equity method and a $64.7 million decrease in losses related to the residential mortgage loan loss provision for our Bank and Trust Services business. Other net realized capital gains in 2010 included an $80.1 million gain in the second quarter resulting from the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture.

U.S. Investment Operations

Of our invested assets, $61.6 billion were held by our U.S. operations as of September 30, 2011. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of September 30, 2011, there are eleven members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
New mortgages	46%	44%	2.9x	3.5x
Entire mortgage portfolio	62%	66%	1.9x	1.8x

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

	September 30, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$32,472.1	53%	$31,956.6	53%
Private	14,636.1	24	14,329.8	24
Equity securities	395.1	1	424.1	1
Mortgage loans:
Commercial	9,493.9	15	9,599.6	16
Residential	778.6	1	877.5	1
Real estate held for sale	32.1	—	41.6	—
Real estate held for investment	972.6	2	1,010.7	2
Policy loans	860.9	1	879.7	1
Other investments	1,959.1	3	1,486.3	2
Total invested assets	61,600.5	100%	60,605.9	100%
Cash and cash equivalents	1,357.3		1,817.2
Total invested assets and cash	$62,957.8		$62,423.1

Fixed Maturities

Fixed maturities consist of publicly traded and privately placed bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of September 30, 2011 and December 31, 2010, were $9.2 billion and $8.7 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933. Fixed maturities include trading portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. We held $541.7 million and $274.9 million of these trading securities as of September 30, 2011 and December 31, 2010, respectively.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	September 30, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$1,136.6	2%	$929.1	2%
States and political subdivisions	3,100.8	6	2,826.9	6
Non-U.S. governments	396.5	1	424.2	1
Corporate – public	19,387.4	41	19,201.2	41
Corporate – private	12,184.6	26	12,065.1	26
Residential mortgage-backed pass-through securities	3,360.8	7	3,379.5	7
Commercial mortgage-backed securities	3,594.5	8	3,847.3	9
Residential collateralized mortgage obligations	1,444.3	3	1,435.4	3
Asset-backed securities	2,502.7	6	2,177.7	5
Total fixed maturities	$47,108.2	100%	$46,286.4	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 23% and 24% of total fixed maturities as of September 30, 2011 and December 31, 2010, respectively. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	September 30, 2011	December 31, 2010
	(in millions)
European Union	$3,753.2	$3,680.4
United Kingdom	2,228.4	2,304.3
Australia	1,271.4	1,279.4
Asia	876.1	980.1
South America	520.4	522.1
Other countries (1)	2,177.2	2,140.0
Total	$10,826.7	$10,906.3

(1)                                  Includes exposure from 20 countries as of both September 30, 2011 and December 31, 2010.

All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of September 30, 2011 and December 31, 2010, our investments in Canada totaled $1,719.2 million and $1,680.3 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The exposure attributed to monoline bond and mortgage insurers from investments that are guaranteed by them is not included in the evaluation of our top ten exposures. We are not relying on said guarantors and are directly evaluating exposure to these investments. The following table presents our top ten exposures as of September 30, 2011.

Amortized cost
(in millions)
AT&T Inc.	$238.2
General Electric Co.	217.6
Berkshire Hathaway Inc.	206.4
Wells Fargo & Co. (1)	204.9
JPMorgan Chase & Co. (1)	185.9
Bank of America Corp. (1)	182.9
BNP Paribas (1)	167.4
Credit Suisse Group AG (1)	164.8
Verizon Communications Inc.	156.7
Prudential Financial Inc.	150.6
Total top ten exposures	$1,875.4

(1)                                  Includes actual counterparty exposure.

We had exposure to monoline bond and mortgage insurers with an amortized cost of $637.7 million and a carrying amount of $720.2 million as of September 30, 2011. The $637.7 million includes wrapped guarantees on $622.7 million of underlying municipal bonds, corporate credit or ABS. Our direct exposure to these insurers was $15.0 million. Of the $622.7 million in wrapped guarantees, 44% was investment grade municipal bonds; 44% was investment grade bank perpetual preferred securities; 7% was ABS backed by sub-prime or Alt-A first lien mortgages, of which 50% was investment grade; and 5% was investment grade corporate fixed maturities.

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

		September 30, 2011			December 31, 2010
NAIC Rating	Rating Agency Equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	AAA/AA/A	$27,490.4	$28,731.5	61%	$26,765.7	$27,433.1	59%
2	BBB	13,943.4	14,648.8	31	14,445.7	15,027.8	33
3	BB	2,722.7	2,557.8	6	2,599.5	2,460.0	5
4	B	800.2	625.2	1	883.6	739.1	2
5	CCC and lower	479.9	377.5	1	567.1	451.5	1
6	In or near default	295.3	167.4	—	329.0	174.9	—
	Total fixed maturities	$45,731.9	$47,108.2	100%	$45,590.6	$46,286.4	100%

Fixed maturities include 27 securities with an amortized cost of $234.7 million, gross gains of $6.7 million, gross losses of $1.8 million and a carrying amount of $239.6 million as of September 30, 2011, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios. As of September 30, 2011, based on amortized cost, 57% of our CMBS portfolio had ratings of A or higher and 43% was issued in 2005 or before and 15% of our ABS home equity portfolio had ratings of A or higher and 86% was issued in 2005 or before.

The following tables present our exposure by credit quality and year of issuance (“vintage”) for our CMBS portfolio as of the periods indicated.

	September 30, 2011
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$168.7	$163.2	$95.9	$96.0	$90.4	$87.8	$110.8	$100.6	$123.2	$78.1	$589.0	$525.7
2004	202.8	207.7	46.8	47.0	52.1	48.8	25.3	18.9	82.2	56.6	409.2	379.0
2005	373.5	401.4	43.6	46.6	18.3	16.3	77.4	62.8	225.2	130.3	738.0	657.4
2006	215.6	219.1	4.8	5.3	58.6	61.0	24.6	22.0	145.6	84.5	449.2	391.9
2007	323.2	319.9	38.5	37.9	190.9	200.5	262.0	250.1	626.8	363.6	1,441.4	1,172.0
2008	—	—	15.0	16.0	33.0	35.7	12.0	9.7	28.4	26.8	88.4	88.2
2009	121.7	124.3	16.1	16.1	—	—	—	—	—	—	137.8	140.4
2010	71.6	75.7	3.3	3.4	—	—	—	—	—	—	74.9	79.1
2011	160.4	160.8	—	—	—	—	—	—	—	—	160.4	160.8
Total	$1,637.5	$1,672.1	$264.0	$268.3	$443.3	$450.1	$512.1	$464.1	$1,231.4	$739.9	$4,088.3	$3,594.5

	December 31, 2010
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$372.4	$368.5	$119.9	$120.8	$140.6	$136.5	$149.1	$138.9	$118.4	$77.3	$900.4	$842.0
2004	262.6	270.5	58.4	58.3	52.1	46.3	50.3	33.6	71.5	51.9	494.9	460.6
2005	411.0	439.3	28.6	30.8	25.3	20.4	92.8	75.3	214.2	120.4	771.9	686.2
2006	216.3	216.7	9.0	11.0	75.0	78.6	19.1	19.7	171.2	81.1	490.6	407.1
2007	376.8	374.2	65.7	70.3	179.8	191.4	278.4	280.2	648.1	317.5	1,548.8	1,233.6
2008	—	—	15.0	15.7	32.9	35.8	11.8	9.6	31.2	19.3	90.9	80.4
2009	91.3	95.0	—	—	—	—	—	—	—	—	91.3	95.0
2010	37.9	39.0	3.3	3.4	—	—	—	—	—	—	41.2	42.4
Total	$1,768.3	$1,803.2	$299.9	$310.3	$505.7	$509.0	$601.5	$557.3	$1,254.6	$667.5	$4,430.0	$3,847.3

The following tables present our exposure by credit quality and vintage for our ABS home equity portfolio supported by subprime first lien mortgages as of the periods indicated.

	September 30, 2011
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$12.5	$12.4	$7.5	$7.3	$12.7	$12.0	$62.9	$56.1	$105.3	$79.4	$200.9	$167.2
2004	1.4	1.4	12.6	11.8	8.4	7.8	2.1	2.1	47.5	38.7	72.0	61.8
2005	—	—	3.0	3.1	—	—	—	—	68.7	45.2	71.7	48.3
2006	—	—	—	—	—	—	—	—	15.6	11.1	15.6	11.1
2007	—	—	—	—	—	—	—	—	38.7	28.4	38.7	28.4
Total	$13.9	$13.8	$23.1	$22.2	$21.1	$19.8	$65.0	$58.2	$275.8	$202.8	$398.9	$316.8

	December 31, 2010
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$34.2	$33.7	$55.1	$50.5	$8.2	$7.4	$52.8	$45.0	$64.8	$48.0	$215.1	$184.6
2004	27.7	26.0	4.3	4.2	25.5	21.8	11.9	11.0	5.2	4.5	74.6	67.5
2005	—	—	3.1	3.2	—	—	2.0	1.4	74.1	54.6	79.2	59.2
2006	—	—	—	—	—	—	—	—	15.7	11.0	15.7	11.0
2007	—	—	—	—	—	—	—	—	47.5	37.9	47.5	37.9
Total	$61.9	$59.7	$62.5	$57.9	$33.7	$29.2	$66.7	$57.4	$207.3	$156.0	$432.1	$360.2

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

	September 30, 2011	December 31, 2010
	($ in millions)
Total fixed maturities (public and private)	$47,108.2	$46,286.4
Problem fixed maturities (1)	$379.0	$378.7
Potential problem fixed maturities	185.5	237.6
Restructured problem fixed maturities	15.8	17.4
Total problem, potential problem and restructured fixed maturities	$580.3	$633.7
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	1.23%	1.37%

(1)          The problem fixed maturities carrying amount is net of other-than-temporary impairment losses.

Fixed Maturities Impairments. We have a process in place to identify securities that could potentially have a credit or interest-related impairment that is other than temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

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

We consider relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows and (5) our intent to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other than temporarily impaired, an impairment loss is recognized. For additional details, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Investments.”

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $144.7 million and $188.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	September 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,564.3	$86.0	$429.6	$4,220.7
Finance — Brokerage	394.9	19.3	4.9	409.3
Finance — Finance Companies	236.3	9.5	5.9	239.9
Finance — Financial Other	524.6	60.8	1.8	583.6
Finance — Insurance	2,981.5	224.6	86.2	3,119.9
Finance — REITS	1,062.4	29.5	26.4	1,065.5
Industrial — Basic Industry	1,688.0	123.6	7.9	1,803.7
Industrial — Capital Goods	2,122.2	149.0	16.0	2,255.2
Industrial — Communications	2,205.1	177.1	22.4	2,359.8
Industrial — Consumer Cyclical	1,532.0	130.9	14.6	1,648.3
Industrial — Consumer Non-Cyclical	2,976.9	295.4	11.3	3,261.0
Industrial — Energy	2,137.1	229.5	4.5	2,362.1
Industrial — Other	531.3	31.8	4.5	558.6
Industrial — Technology	877.9	57.6	8.3	927.2
Industrial — Transportation	689.2	48.3	11.3	726.2
Utility — Electric	2,717.5	267.4	20.5	2,964.4
Utility — Natural Gas	1,021.8	96.7	1.2	1,117.3
Utility — Other	153.7	19.7	—	173.4
FDIC guaranteed	95.6	1.0	—	96.6
Government guaranteed	1,228.3	143.2	8.5	1,363.0
Total corporate securities	29,740.6	2,200.9	685.8	31,255.7

Residential mortgage-backed pass-through securities	3,063.8	186.6	0.3	3,250.1
Commercial mortgage-backed securities	4,069.1	112.4	606.2	3,575.3
Residential collateralized mortgage obligations (1)	1,451.2	40.0	49.1	1,442.1
Asset-backed securities — Home equity (2)	398.9	0.2	82.3	316.8
Asset-backed securities — All other	1,702.4	57.7	1.0	1,759.1
Collateralized debt obligations — Credit	84.1	—	37.2	46.9
Collateralized debt obligations — CMBS	98.0	1.5	18.9	80.6
Collateralized debt obligations — Loans	199.5	0.3	9.0	190.8
Collateralized debt obligations — ABS	15.0	0.1	1.2	13.9
Total mortgage-backed and other asset-backed securities	11,082.0	398.8	805.2	10,675.6

U.S. government and agencies	758.5	34.3	0.1	792.7
States and political subdivisions	2,734.9	208.1	5.7	2,937.3
Non-U.S. governments	365.5	31.9	0.9	396.5
Total fixed maturities, available-for-sale	$44,681.5	$2,874.0	$1,497.7	$46,057.8

(1)                                  Includes exposure to Alt-a mortgage loans with an amortized cost of $49.4 million, gross unrealized gains of $0.9 million, gross unrealized losses of $2.0 million and a carrying amount of $48.3 million. The Alt-a portfolio has a weighted average rating of BBB+ and 65% are 2005 and prior vintages.

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

Of the $1,497.7 million in gross unrealized losses as of September 30, 2011, there were $2.2 million in losses attributed to securities scheduled to mature in one year or less, $111.8 million attributed to securities scheduled to mature between one to five years, $98.9 million attributed to securities scheduled to mature between five to ten years, $479.6 million attributed to securities scheduled to mature after ten years and $805.2 million related to mortgage-backed and other ABS that are not classified by maturity year. As of September 30, 2011, we were in a $1,376.3 million net unrealized gain position as compared to a $695.8 million net unrealized gain position as of December 31, 2010. Of the $680.5 million increase in net unrealized gains for the nine months ended September 30, 2011, an approximate $2.1 billion net unrealized gain can be attributed to an approximate 90 basis points decrease in interest rates offset in part by net unrealized losses related to other market factors, primarily from widening of credit spreads.

Fixed Maturities Available-for-Sale Unrealized Losses. We believe that our long-term fixed maturities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturities. The net cash inflows into investment grade fixed maturities are less than prior years due to us investing in more liquid investments. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. During 2011, we did not actively increase our investment in available-for-sale below investment grade assets. While Principal Life’s general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to no more than 10% of the total fixed maturities portfolios.

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

	September 30, 2011				December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,358.5	$1,955.7	$414.2	$29,900.0	$28,496.5	$1,429.0	$394.5	$29,531.0
Private	12,221.2	780.7	375.7	12,626.2	12,071.9	621.4	406.4	12,286.9
Below investment grade:
Public	2,154.9	19.9	387.9	1,786.9	2,087.8	39.1	305.3	1,821.6
Private	1,946.9	117.7	319.9	1,744.7	2,052.5	51.8	339.3	1,765.0
Total fixed maturities, available-for-sale	$44,681.5	$2,874.0	$1,497.7	$46,057.8	$44,708.7	$2,141.3	$1,445.5	$45,404.5

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	September 30, 2011
	Public		Private		Total
	Carrying Amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$1,951.5	$51.5	$1,235.0	$29.8	$3,186.5	$81.3
Greater than three to six months	401.7	35.0	372.7	19.5	774.4	54.5
Greater than six to nine months	79.4	10.7	82.9	3.7	162.3	14.4
Greater than nine to twelve months	96.9	5.9	170.7	16.2	267.6	22.1
Greater than twelve to twenty-four months	121.2	14.7	54.1	6.6	175.3	21.3
Greater than twenty-four to thirty-six months	33.1	11.7	61.8	9.3	94.9	21.0
Greater than thirty-six months	1,120.0	284.7	1,114.2	290.6	2,234.2	575.3
Total fixed maturities, available-for-sale	$3,803.8	$414.2	$3,091.4	$375.7	$6,895.2	$789.9

	December 31, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,534.3	$45.9	$999.8	$21.9	$3,534.1	$67.8
Greater than three to six months	157.9	6.8	59.3	1.4	217.2	8.2
Greater than six to nine months	186.3	5.5	65.1	2.1	251.4	7.6
Greater than nine to twelve months	103.3	3.4	5.1	0.1	108.4	3.5
Greater than twelve to twenty-four months	92.0	19.6	81.7	10.7	173.7	30.3
Greater than twenty-four to thirty-six months	541.6	86.1	437.0	89.4	978.6	175.5
Greater than thirty-six months	1,440.9	227.2	1,485.5	280.8	2,926.4	508.0
Total fixed maturities, available-for-sale	$5,056.3	$394.5	$3,133.5	$406.4	$8,189.8	$800.9

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	September 30, 2011
	Public		Private		Total
	Carrying Amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$269.9	$20.0	$238.3	$14.5	$508.2	$34.5
Greater than three to six months	114.9	21.9	31.4	1.9	146.3	23.8
Greater than six to nine months	8.1	2.1	30.0	1.3	38.1	3.4
Greater than nine to twelve months	24.8	4.9	19.7	3.6	44.5	8.5
Greater than twelve to twenty-four months	56.1	2.7	4.0	0.2	60.1	2.9
Greater than twenty-four to thirty-six months	27.4	6.3	0.1	—	27.5	6.3
Greater than thirty-six months	798.3	330.0	549.7	298.4	1,348.0	628.4
Total fixed maturities, available-for-sale	$1,299.5	$387.9	$873.2	$319.9	$2,172.7	$707.8

	December 31, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$70.1	$1.0	$70.9	$4.6	$141.0	$5.6
Greater than three to six months	15.1	0.3	8.9	0.1	24.0	0.4
Greater than six to nine months	7.2	1.1	—	—	7.2	1.1
Greater than nine to twelve months	32.0	1.2	11.5	0.6	43.5	1.8
Greater than twelve to twenty-four months	5.9	1.9	0.2	0.1	6.1	2.0
Greater than twenty-four to thirty-six months	233.9	43.9	175.1	89.0	409.0	132.9
Greater than thirty-six months	807.4	255.9	495.8	244.9	1,303.2	500.8
Total fixed maturities, available-for-sale	$1,171.6	$305.3	$762.4	$339.3	$1,934.0	$644.6

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	September 30, 2011
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$76.8	$30.7	$811.9	$327.4	$888.7	$358.1
Greater than three to six months	19.1	10.9	79.3	48.8	98.4	59.7
Greater than six to nine months	—	—	13.2	9.3	13.2	9.3
Greater than nine to twelve months	13.9	6.0	0.8	0.4	14.7	6.4
Greater than twelve months	189.5	252.8	528.0	408.6	717.5	661.4
Total fixed maturities, available-for-sale	$299.3	$300.4	$1,433.2	$794.5	$1,732.5	$1,094.9

	December 31, 2010
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$39.6	$11.1	$57.7	$16.5	$97.3	$27.6
Greater than three to six months	0.9	1.1	15.1	4.9	16.0	6.0
Greater than six to nine months	0.1	—	113.8	33.3	113.9	33.3
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	251.4	403.6	792.8	529.4	1,044.2	933.0
Total fixed maturities, available-for-sale	$292.0	$415.8	$979.4	$584.1	$1,271.4	$999.9

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $9,493.9 million and $9,599.6 million as of September 30, 2011 and December 31, 2010, respectively. The carrying amount of our residential mortgage loan portfolio was $778.6 million and $877.5 million as of September 30, 2011 and December 31, 2010, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 23% and 22% of our commercial mortgage loan portfolio as of September 30, 2011 and December 31, 2010, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of both September 30, 2011 and December 31, 2010, 30% of the commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 992 and 1,033 as of September 30, 2011 and December 31, 2010, respectively. The average loan size of our commercial mortgage portfolio was $9.6 million and $9.4 million as of September 30, 2011 and December 31, 2010, respectively.

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

There was a significant increase in the level of problem, potential problem, and restructured commercial mortgages during 2009 due to the impact of the U.S. recession on commercial real estate, peaking at year-end 2009. There has been a decrease in the level of problem, potential problem and restructured commercial mortgages during 2011 primarily due to loan payoffs, foreclosures, and improvement in collateral occupancies and values. The South Atlantic, East North Central and Pacific regions account for over 90% of the problem, potential problem and restructured commercial mortgages as of September 30, 2011. The South Atlantic region accounted for the majority of the problem, potential problem, and restructured commercial mortgages as of December 31, 2010. Office and apartment properties accounted for over half of the problem, potential problem and restructured commercial mortgages as of September 30, 2011. Apartments and industrial properties accounted for over half of the problem, potential problem and restructured commercial mortgages as of December 31, 2010.

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated.

	September 30, 2011	December 31, 2010
	($ in millions)
Total commercial mortgages	$9,493.9	$9,599.6
Problem commercial mortgages (1)	$27.9	$35.7
Potential problem commercial mortgages	243.3	317.7
Restructured problem commercial mortgages	30.2	7.5
Total problem, potential problem and restructured commercial mortgages	$301.4	$360.9
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	3.17%	3.76%

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

The valuation allowance decreased $8.8 million for the nine months ended September 30, 2011, and decreased $51.9 million for the year ended December 31, 2010. The decrease in the level of valuation allowance during 2011 was related to the same market factors as those causing the decrease in the level of problem, potential problem and restructured commercial mortgages during the nine months ended September 30, 2011. The decrease in the level of valuation allowance during 2010 was primarily related to loan write downs, payoffs and loan sales and the related release of valuation allowance, which is partially offset by current period provisions. The South Atlantic region accounts for the highest level of reserves at both September 30, 2011 and December 31, 2010.

The following table represents our commercial mortgage valuation allowance for the periods indicated.

	September 30, 2011	December 31, 2010
	($ in millions)
Balance, beginning of period	$80.6	$132.5
Provision	13.5	54.1
Charge-offs	(22.4)	(106.0)
Recoveries	0.1	—
Balance, end of period	$71.8	$80.6
Valuation allowance as % of carrying value before reserves	0.75%	0.83%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $640.4 million and $719.3 million and first lien mortgages with an amortized cost of $176.2 million and $195.9 million as of September 30, 2011 and December 31, 2010, respectively, primarily held by our Bank and Trust Services business. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $23.3 million and $24.0 million as of September 30, 2011 and December 31, 2010, respectively. We establish the residential mortgage loan valuation allowance at levels considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the portfolio. Such evaluation considers numerous factors, including, but not limited to net charge-off trends, loss forecasts, collateral values, geographic location, borrower credit scores, delinquency rates, industry condition and economic trends. The changes in the valuation allowance are reported in net realized capital gains (losses) on our consolidated statements of operations.

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

	September 30, 2011	December 31, 2010
	($ in millions)
Balance, beginning of period	$37.7	$28.7
Provision	22.5	97.6
Charge-offs	(24.8)	(89.7)
Recoveries	2.6	1.1
Balance, end of period	$38.0	$37.7
Valuation allowance as % of carrying value before reserves	4.7%	4.1%

Real Estate

Real estate consists primarily of commercial equity real estate. As of September 30, 2011 and December 31, 2010, the carrying amount of our equity real estate investment was $1,004.7 million, or 2%, and $1,052.3 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $972.6 million and $1,010.7 million as of September 30, 2011 and December 31, 2010, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the nine months ended September 30, 2011 and year ended December 31, 2010, there were no such impairment adjustments.

The carrying amount of real estate held for sale was $32.1 million and $41.6 million as of September 30, 2011 and December 31, 2010, respectively. There were no valuation allowances as of September 30, 2011 or December 31, 2010. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic and West South Central regions of the United States as of September 30, 2011. By property type, there is a concentration in office, industrial, and retail that represented approximately 80% of the equity real estate portfolio as of September 30, 2011.

Other Investments

Our other investments totaled $1,959.1 million as of September 30, 2011, compared to $1,486.3 million as of December 31, 2010. Derivative assets accounted for $1,333.4 million and $1,058.5 million in other investments as of September 30, 2011 and December 31, 2010, respectively. The remaining invested assets include equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $5.2 billion were held by our Principal International segment as of September 30, 2011. The assets are managed by either our Principal Global Investors segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of September 30, 2011 and December 31, 2010, were fixed maturities, other investments, residential mortgage loans and equity securities. In addition, policy loans are included in our invested assets. The following table excludes invested assets of the separate accounts.

	September 30, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities - Public	$3,239.9	62%	$3,470.2	65%
Equity securities	85.7	2	62.7	1
Mortgage loans:
Commercial	10.5	—	9.4	—
Residential	577.4	11	638.6	12
Real estate held for sale	7.7	—	10.3	—
Real estate held for investment	0.8	—	0.9	—
Policy loans	22.6	1	24.2	—
Other investments	1,243.7	24	1,155.3	22
Total invested assets	5,188.3	100%	5,371.6	100%
Cash and cash equivalents	76.9		60.2
Total invested assets and cash	$5,265.2		$5,431.8

Investments in equity method subsidiaries and direct financing leases accounted for $735.3 million and $470.2 million, respectively, of other investments as of September 30, 2011. Investments in equity method subsidiaries and direct financing leases accounted for $667.0 million and $443.1 million, respectively, of other investments as of December 31, 2010. The remaining other investments as of both September 30, 2011 and December 31, 2010, are primarily related to derivative assets and other short-term investments.

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

We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of September 30, 2011, approximately $10.9 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity.

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

As of September 30, 2011, the difference between the asset and liability durations on our primary duration-managed portfolio was -0.08, as compared to -0.28 as of December 31, 2010. This duration gap indicates that, as of September 30, 2011, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $26,209.9 million and $26,601.9 million as of September 30, 2011 and December 31, 2010, respectively.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of September 30, 2011, the weighted-average difference between the asset and liability durations on these portfolios was -2.90, as compared to -1.54 as of December 31, 2010. This duration gap indicates that, as of September 30, 2011, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $25,350.4 million and $24,720.0 million as of September 30, 2011 and December 31, 2010, respectively.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,303.8 million and $5,167.8 million as of September 30, 2011 and December 31, 2010, respectively.

Using the assumptions and data in effect as of September 30, 2011, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $755.1 million, compared with an estimated $455.4 million increase as of December 31, 2010. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	September 30, 2011
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$26,209.9	3.66	(0.08)	$21.0
Duration-monitored	25,350.4	4.28	(2.90)	734.1
Non duration-managed	5,303.8	4.12	N/A	N/A
Total	$56,864.1			$755.1

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

The aggregate fair value of long-term debt, excluding accrued interest, was $1,795.2 million and $1,756.3 million, as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $132.9 million, as compared to an estimated $143.1 million increase as of December 31, 2010. As of September 30, 2011, a 100 basis point immediate, parallel increase in interest rates would decrease the fair value of debt by approximately $122.8 million, as compared to an estimated $128.4 million decrease as of December 31, 2010. Debt is not recorded at fair value on the consolidated statements of financial position.

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

Derivatives in our portfolio with interest rate sensitivity were in a net liability position with a fair value of $319.2 million and $309.9 million as of September 30, 2011 and December 31, 2010, respectively. The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	September 30, 2011
			Fair value (no accrued interest)
	Notional amount	Weighted average term (years) (1)	-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$19,405.6	5.21	$(319.6)	$(334.0)	$(329.7)
Interest rate collars	500.0	11.41	57.5	29.3	9.2
Swaptions	68.5	0.42	—	—	—
Futures (2)	376.4	0.14	(47.6)	(14.5)	18.6
Total	$20,350.5		$(309.7)	$(319.2)	$(301.9)

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

We estimate that as of September 30, 2011, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2010. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $176.8 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of September 30, 2011, as compared to an estimated $161.6 million, or 10%, reduction as of December 31, 2010. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $4.1 million, or 11%, reduction in the operating earnings of our international operations for the three months ended September 30, 2011, as compared to an estimated $3.6 million, or 11%, reduction for the three months ended September 30, 2010. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $11.6 million, or 11%, reduction in the operating earnings of our international operations for the nine months ended September 30, 2011, as compared to an estimated $11.3 million, or 11%, reduction for the nine months ended September 30, 2010.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $2,471.4 million and $2,995.4 million as of September 30, 2011 and December 31, 2010, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,456.3 million and $1,558.5 million as of September 30, 2011 and December 31, 2010, respectively.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. Our operations in Chile had currency swaps with a notional amount of $78.3 million and $61.3 million as of September 30, 2011 and December 31, 2010, respectively, which were used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $78.0 million and $72.3 million as of September 30, 2011 and December 31, 2010, respectively, in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2011 or 2010.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of September 30, 2011 and December 31, 2010, the fair value of our equity securities was $480.8 million and $486.8 million, respectively. As of September 30, 2011, a 10% decline in the value of the equity securities would result in an unrealized loss of $48.1 million, as compared to an estimated unrealized loss of $48.7 million as of December 31, 2010.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to change in investment prices and the risk that asset management fees calculated by reference to performance could be lower. We estimate that an immediate 10% decline in the Standard & Poor’s index, followed by a 2% per quarter increase would reduce our annual operating earnings by approximately four to six percent. Changes in our expectations for future equity market returns could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition costs and other actuarial balances.

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

The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. We recognized a pre-tax gain (loss) on the derivatives used to economically hedge our GMWB market risk of $181.4 million and $(4.3) million for the three months ended September 30, 2011 and 2010, respectively and $168.7 million and $87.3 million for the nine months ended September 30, 2011 and 2010, respectively. We recognized a pre-tax gain (loss) on the change in fair value of the GMWB embedded derivative that is primarily related to market risk impacts (excluding spread reflecting our own creditworthiness) of $(216.5) million and $20.2 million for the three months ended September 30, 2011 and 2010, respectively and $(218.8) million and $(101.4) million for the nine months ended September 30, 2011 and 2010, respectively. Additionally, we recognized a pre-tax gain (loss) on the change in value of the GMWB liability related to other factors of $100.7 million and $3.0 million for the three months ended September 30, 2011 and 2010, respectively and $108.8 million and $58.9 million for the nine months ended September 30, 2011 and 2010, respectively, primarily related to incorporating a spread reflecting our own creditworthiness. We reflect the actual and expected changes in value of the GMWB embedded derivative and the associated hedging instruments in our estimated gross profits, which resulted in a pre-tax increase (decrease) in DPAC amortization of $48.9 million and $9.6 million for the three months ended September 30, 2011 and 2010, respectively, and $48.3 million and $43.6 million for the nine months ended September 30, 2011 and 2010, respectively.

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

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $929.5 million and $374.5 million as of September 30, 2011 and December 31, 2010, respectively. We had credit exposure through credit default swaps with a notional amount of $150.0 million and $140.0 million as of September 30, 2011 and December 31, 2010, respectively, by investing in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $764.3 million and $967.9 million as of September 30, 2011 and December 31, 2010, respectively.

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

Based on our accounting policy, our disclosed exposure measures the fair value of derivatives that have become favorable to us and, therefore, is a combined credit exposure if all of the involved counterparties failed to fulfill their obligations. In the hypothetical scenario where all of our counterparties fail to fulfill their obligations, our exposure would be $1,428.5 million; however, including collateral received our exposure would be reduced to $1,184.0 million at September 30, 2011. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Exposure.”

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. Netting positive and negative exposures would yield an exposure of $298.2 million, which is reduced to $53.7 million with pledged collateral at September 30, 2011. As of September 30, 2011, we held total collateral of $244.5 million in the form of cash and securities and we posted $387.3 million in cash and securities as collateral to our counterparties. We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As a result of our management of our counterparty risk and the collateralization of our derivative portfolio, any deterioration in our derivative counterparties’ credit would not materially impact our financial statements as of September 30, 2011.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2011, and have concluded that our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in millions)
January 1, 2011 — January 31, 2011	931	$25.76	—	$250.0
February 1, 2011 — February 28, 2011	412	$32.77	—	$250.0
March 1, 2011 — March 31, 2011	175,259	$33.82	—	$250.0
April 1, 2011 — April 30, 2011	521	$32.39	—	$250.0
May 1, 2011 — May 31, 2011	1,615,674	$31.41	1,609,108	$199.5	(2)
June 1, 2011 — June 30, 2011	6,085,457	$29.50	6,083,184	$20.0	(2)
July 1, 2011 — July 31, 2011	682,254	$29.33	682,024	$—	(2)
August 1, 2011 — August 31, 2011	2,544,606	$22.99	2,538,500	$141.7	(3)
September 1, 2011 — September 30, 2011	5,885,026	$24.07	5,884,461	$—	(3)
Total	16,990,140		16,797,277

(1)                                  Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of a publicly announced program.

(2)                                  During May 2011, our Board of Directors reinstated the November 2007 share repurchase program, which had previously been suspended. This program was completed in July 2011.

(3)                                  During August 2011, our Board of Directors authorized a repurchase program of up to $200.0 million of our outstanding common stock. This program was completed in September 2011.

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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: November 2, 2011	By	/s/ Terrance J. Lillis
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.