Form 10-K
period 2011-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2012-02-15
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011 OR
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        As of February 8, 2012, there were outstanding 301,454,134 shares of Common Stock, $0.01 par value per share of the Registrant.

        The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $9,542,992,614 based on the closing price of $30.42 per share of Common Stock on the New York Stock Exchange on June 30, 2011.

Documents Incorporated by Reference

        The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 22, 2012, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2011.

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

PART I

Item 1.    Business

        Principal Financial Group, Inc. ("PFG") is a leading provider of retirement savings, investment and insurance products and services with $335.0 billion in assets under management ("AUM") and approximately 18.0 million customers worldwide as of December 31, 2011.

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

  •
  To large institutional clients, we also offer investment-only products, including guaranteed investment contracts ("GICs") and funding agreements and

  •
  To employees of businesses and other individuals, we offer the ability to accumulate savings for retirement and other purposes through mutual funds, individual annuities and bank products.

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

        As of December 31, 2011, we provided full service accumulation products to over 29,600 defined contribution pension plans, of which approximately 24,200 were 401(k) plans, covering 3.2 million eligible plan participants, and to over 2,400 defined benefit pension plans, covering over 325,000 eligible plan participants. As of December 31, 2011, approximately 61% of our full service accumulation account values were managed by our affiliated asset manager, Principal Global Investors. Third-party asset managers provide asset management services with respect to the remaining assets.

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

Markets and Distribution

        We offer our full service accumulation products and services to employer-sponsored pension plans, including qualified and nonqualified defined contribution plans and defined benefit plans. Our primary target market is plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. According to Spectrem Group, in 2010, only 24% of businesses with between 10 and 49 employees, 48% of businesses with between 50 and 99 employees, 55% of businesses with between 100 and 249 employees and 62% of businesses with between 250 and 500 employees offered a 401(k) plan. The same study indicates that 73% of employers with between 500 and 1,000 employees, 84% of employers with between 1,000 and 5,000 employees and 86% of employers with 5,000 or more employees offered a 401(k) plan in 2010.

        We distribute our full service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2011, over 110 retirement services sales representatives in over 42 offices, operating as a wholesale distribution network, maintained relationships with over 11,600 independent brokers, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent broker. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent brokers, consultants and agents a commission or fee.

        As of December 31, 2011, we had a separate staff of over 280 service and education specialists located in the sales offices who play a key role in the ongoing servicing of pension plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us and helping employees understand the benefits of their pension plans. The following summarizes our distribution channels:

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

Products and Services

        Principal Funds plans to grow into a top advisor sold mutual fund company with a sales force focused on multiple channels. As of December 2011, as reported by the Strategic Insight, we are ranked 21st according to AUM (long term funds) of the top 50 intermediary sold mutual funds. We provide accounting, compliance, corporate governance and product development for all mutual funds we organize. As of December 31, 2011, our mutual fund operations served approximately 1.1 million mutual fund shareholder accounts.

        Principal Funds, Inc.    Principal Funds, Inc. ("PFI") is a series mutual fund that, as of December 31, 2011, offered 63 investment options. This fund's five R class shares act as the funding vehicle for Principal Advantage, the defined contribution product described above under "Retirement and Investor Services Segment — Full Service Accumulation — Products." This fund also offers three retail classes of shares to individuals. One of the three retail share classes is for IRA rollovers (J shares) and two are for general investment purposes (A and C shares). Two additional classes of shares are available: (1) I shares, which are offered primarily to specified institutional investors, and (2) P shares, which are used primarily in adviser fee-based programs. As of December 31, 2011, the retail classes of shares had $24.4 billion of AUM. All other share classes of Principal Funds, Inc. had $39.2 billion of AUM. We report the results for this fund, excluding the retail AUM, under "Full Service Accumulation." We report the results of the retail AUM under "Principal Funds."

        Principal Variable Contracts Funds, Inc.    Principal Variable Contracts Funds, Inc. is a series mutual fund that, as of December 31, 2011, provided 34 investment options for variable annuity and variable life insurance contracts issued by Principal Life Insurance Company ("Principal Life") and other insurance companies not affiliated with Principal Life. As of December 31, 2011, this fund had $5.3 billion of AUM. AUM backing Principal Life variable annuity contracts is reported in this segment under "Individual Annuities." AUM backing Principal Life variable life insurance contracts is reported in the U.S. Insurance Solutions segment.

        Principal Managed Portfolio.    Principal Managed Portfolio is an advisory product offered by our registered investment advisor, Princor Financial Services Corporation ("Princor"), which permits the client to invest only in Principal Funds, Inc. Clients are charged a quarterly asset-based fee on this product. As of December 31, 2011, Principal Managed Portfolio had accumulated $608.0 million in assets.

        Principal Advisory Select and Principal Dynamic Portfolios.    These are advisory products offered by our registered investment advisor, Princor, which permits the client to invest in a broad array of investments. Clients are charged a quarterly asset-based fee on these products. As of December 31, 2011, these products had accumulated $1.6 billion in assets.

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

        We sell PFI's retail share classes primarily through registered representatives from other broker-dealers; affiliated financial representatives; independent brokers registered with our securities broker-dealer, Princor; direct deposits from our employees and others and Principal Connection. As of December 31, 2011, 58 retail sales representatives across the United States, operating as a wholesale distribution network, maintained relationships with over 36,700 independent brokers, consultants and agents. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the Internet or by mail. Princor recruits, trains and supervises registered representatives selling our products through Principal Connection.

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

        Fixed Deferred Annuities.    Our individual fixed deferred annuities consist of both single premium deferred annuity contracts and flexible premium deferred annuity contracts ("FPDAs"). Some FPDA contracts limit the period of time deposits are allowed (e.g., only one year). For most contracts, the principal amount is guaranteed. We credit the customer's account with a fixed interest rate and for a specified number of years. Thereafter, we reset, typically annually, the interest rate credited to the contract based upon our discretion, subject to contractual minimums, by taking into account market and other conditions. We also offer a fixed deferred annuity where the interest credited is linked to an external equity index, subject to maximum and minimum values. Our major source of income from fixed deferred annuities is the spread between the investment income earned on the underlying general account assets and the interest rate credited to the contracts. We bear the investment risk because, while we credit customers' accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate. The Principal Global Investors segment manages the assets supporting these contracts.

        Variable Deferred Annuities.    Individual variable deferred annuities are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals. Customers have the flexibility to allocate their deposits to investment sub-accounts managed by the Principal Global Investors segment or other third-party asset managers. As of December 31, 2011, 83% of our $5.7 billion in variable annuity account balances was allocated to investment sub-accounts and our general account, which are managed by the Principal Global Investors segment and 17% was allocated to investment sub-accounts managed by third-party asset managers. Generally speaking, the customers bear the investment risk and have the right to allocate their assets among various separate investment sub-accounts. The value of the annuity fluctuates in accordance with the experience of the investment sub-accounts chosen by the customer. Customers have the option to allocate all or a portion of their account to our general account, in which case we credit interest at rates we determine, subject to contractual minimums. Customers may elect a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or "GMWB"). We bear the GMWB investment risk. We attempt to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2011, $2.8 billion of the $5.7 billion of variable annuity account value had the GMWB rider. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account.

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

        We sell our individual annuity products through our affiliated financial representatives, who accounted for 50%, 43% and 34% of annuity sales for the years ended December 31, 2011, 2010 and 2009, respectively. The remaining sales were made through banks, brokerage general agencies, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. Affiliated financial representatives continued to be the primary distribution channel of our variable deferred annuities. The majority of overall annuity sales, however, were from non-affiliated distribution channels, as a result of focused efforts to increase fixed annuity sales through non-affiliated distribution channels.

Bank and Trust Services

        Bank and trust services includes Principal Bank and Principal Trust Company. Principal Bank is a federal savings bank that began its activities in February 1998. As of December 31, 2011, Principal Bank had over 240,000 customers and approximately $2.4 billion in assets. Delaware Charter Guarantee & Trust Company, dba Principal Trust Company, is a Delaware state chartered non-deposit trust company that was chartered in 1899. It is one of the largest non-deposit trust companies in the U.S. As of December 31, 2011, we served as trustee to over 436,000 accounts, which held assets of approximately $103.7 billion. Principal Trust Company may not accept deposits and cannot make personal or commercial loans.

Products

        Our current bank products and services include a suite of consumer checking and savings accounts, money market accounts, certificates of deposit ("CDs"), individual retirement accounts and small account rollovers from qualified retirement plans. In addition, we offer deposit and loan services to small and medium-sized businesses. Principal Bank participates in the Certificate of Deposit Account Registry Service program through which certain customer CDs are exchanged for CDs of similar amounts from participating banks. The deposit products provide a relatively stable source of funding and liquidity and are used to fund purchases of investment securities and loans.

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

Markets and Distribution

        We offer our bank products and services to employees of businesses and other individuals, through Principal Connection, our affiliated financial representatives and other PFG affiliates with a primary focus on helping customers accumulate savings for retirement and other purposes. We also pursue asset retention strategies with customers who seek to transfer assets from our other asset accumulation products by offering them our banking products and services. Principal Bank services customers through the telephone, mail and Internet.

        We deliver our directed trust services to customers through our PFG affiliates. Administrative trust services for self-directed tax-advantaged savings accounts are sold through non-affiliated brokerage firms, clearing firms, financial advisors and asset managers.

Investment Only

Products

        The three primary products for which we provide investment only services are: GICs, funding agreements and other investment only products.

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

Principal Global Investors Segment

        Our Principal Global Investors segment manages assets for sophisticated investors around the world, using a multi-boutique strategy that enables the segment to provide an expanded range of diverse investment capabilities including equity, fixed income and real estate investments. We also have experience in currency management, asset allocation, stable value management and other structured investment strategies. We focus on providing services to our other segments and third-party institutional clients. We maintain offices in Australia, Brazil, Dubai, Germany, Hong Kong, Japan, Netherlands, Singapore, the United Kingdom and the United States.

        We deliver our products and services through our network of specialized investment groups and boutiques including Principal Global Investors — Equities; Principal Global Investors — Fixed Income; Principal Real Estate Investors; Principal Enterprise Capital; Spectrum Asset Management; Post Advisory Group, LLC; Columbus Circle Investors; Edge Asset Management; Morley Financial Services; Macro Currency Group; Finisterre Capital LLP and Origin Asset Management LLP. Additionally, Multi-Asset Advisors was established during 2011 to provide advice on multi-asset strategies to clients globally and to manage customized multi-asset products. As of December 31, 2011, Principal Global Investors and its boutiques managed $227.8 billion in assets.

Products and Services

        Our products and services are provided for a fee as defined by client mandates. Our fees are generally driven by AUM. We are diversified across three primary asset classes.

        Equity Investments.    As of December 31, 2011, Principal Global Investors — Equities along with Columbus Circle Investors, Edge Asset Management and Origin Asset Management LLP managed $68.4 billion in global equity assets. Our equity capabilities encompass large-cap, mid-cap and small-cap stocks in developed and emerging markets worldwide. As of December 31, 2011, 42% of equity AUM was derived from our pension products, 25% from other products of PFG and the remaining 33% from third-party institutional clients.

        Fixed Income Investments.    As of December 31, 2011, Principal Global Investors — Fixed Income along with Spectrum Asset Management; Post Advisory Group, LLC; Edge Asset Management; Morley Financial Services and Finisterre Capital LLP managed $116.2 billion in global fixed income assets. Collectively, our experience in fixed income management spans multiple economic and credit market cycles, and encompasses all major fixed income sectors and security types. Our research and risk management capabilities in worldwide debt markets provide a strong foundation for broadly diversified "multi-sector" portfolios, tailored to specific client objectives. As of December 31, 2011, 33% of these assets were derived from our pension products, 33% from other products of PFG, and the remaining 34% from third-party institutional clients.

        Real Estate Investments.    Principal Global Investors, through its affiliates Principal Real Estate Investors and Principal Enterprise Capital, managed a portfolio of primarily U.S. commercial real estate assets of $38.7 billion as of December 31, 2011. Principal Real Estate Investors provides our clients with a broad range of real estate investment options including private real estate equity, commercial mortgages, bridge/mezzanine loans, commercial mortgage-backed securities and real estate investment trust securities. As of December 31, 2011, 28% of the commercial real estate portfolio was derived from our pension products, 29% from other products of PFG and the remaining 43% from third-party institutional clients.

        Other.    We offer products and services through other asset classes including managing currency mandates through our Macro Currency Group boutique. As of December 31, 2011, we managed $4.5 billion with 100% of these assets derived from third-party institutional clients.

        Multi-Asset Advisors was established during 2011 to provide advice on multi-asset strategies to global clients and to develop and manage customized multi-asset products to address specific client needs. Multi-Asset Advisors helps Principal Global Investors optimize our broad range of capabilities while enhancing our position as a thought leader and trusted advisor to large institutional clients.

Markets and Distribution

        We employed 103 institutional sales, relationship management and client service professionals as of December 31, 2011, who worked with consultants and directly with large investors to acquire and retain third-party institutional clients. As of December 31, 2011, Principal Global Investors and its boutiques had approximately 647 third-party institutional clients with $82.4 billion of AUM in 35 countries.

Principal International Segment

        Our Principal International segment has operations in Brazil, Chile, China, Hong Kong Special Administrative Region ("SAR"), India, Mexico and Southeast Asia. We focus on countries with large middle classes, favorable demographics, and growing long-term savings, ideally with defined contribution retirement markets. We entered these locations through acquisitions, start-up operations and joint ventures.

        The activities of our Principal International segment reflect our efforts to accelerate the growth of our AUM by capitalizing on the international trend toward private sector defined contribution pension systems and individual long-

term savings. Through the Principal International segment, we offer retirement products and services, annuities, mutual funds, institutional asset management and life insurance accumulation products.

Products, Markets and Distribution

        Brazil.    We offer pension, retirement income and asset accumulation products through a co-managed joint venture, Brasilprev Seguros e Previdencia ("Brasilprev") in which PFG owns 25% of the economic interest and 50.01% of the voting shares. The partner is Banco do Brasil ("Banco"), which had approximately 5,140 Brazilian branches as of September 30, 2011. Brasilprev has an exclusive agreement with Banco to distribute pension, retirement and long-term asset accumulation products. Our joint venture provides defined contribution products, complementary life protection and payout solutions for the retirement needs of employers and individuals. Banco's employees sell these products directly to individual clients through its bank branches. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco's corporate account executives selling to existing and prospective corporate clients. According to Federação Nacional de Previdência e Vida, our joint venture ranked third in the Brazilian private pension market based upon managed assets as of November 30, 2011.

        Chile.    We offer long-term savings products, retirement annuities, mutual funds, life insurance accumulation products, mortgage loans and institutional asset management services.

        Retirement annuities are offered to individuals exiting the pre-retirement accumulation system. Annuity products are distributed through a network of brokers and independent agents numbering approximately 340 as of December 31, 2011.

        We serve the individual and group voluntary/complementary long-term savings market by offering "APV plans" (qualified individual retirement solutions) and "APVC plans" (qualified group retirement solutions that are similar to the U.S. 401(k) product line). According to the Asociacion de Adminstradoras de Fondos Mutuous de Chile, we ranked first in AUM for mutual fund companies offering these plans in Chile as of November 30, 2011. The plans, together with non-qualified mutual fund products, are distributed to retail clients through our proprietary sales force, financial advisors, brokerage houses, alliances with financial institutions and the largest retailer in Chile, Falabella.

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

        We actively compete in the defined contribution pension plan market. The government currently requires both employers and employees to each contribute 5% of an employee's income to a Mandatory Provident Fund ("MPF"). We target small and medium-sized employers and distribute products through strategic alliances with insurance companies, brokers, consultants, banks and direct marketing. Our alliance partners distribute our MPF products and services or use our administrative and investment services in their own products. We are expanding our distribution capability to complement our MPF and mutual fund businesses by developing a proprietary sales force that will focus on retirement and long-term investment products.

        We sell mutual funds to retail customers primarily through strategic alliances with banks. To grow institutional asset management, our operations in Hong Kong SAR leverage Principal Global Investors' regional asset management and sales resources to jointly secure mandates.

        India.    We offer mutual funds and asset management services to both retail and corporate customers.

        In the mutual funds market, we compete by managing and administering funds for both individuals and corporations through a majority-owned joint venture. The minority partners are Punjab National Bank and Vijaya Bank, two large Indian commercial banks with a combined network of approximately 6,350 branches. Mutual funds are sold through regional offices and other bank branches located throughout India. In addition to the current mutual fund business, we are positioning ourselves to compete in the emerging pension and long-term savings market in India by developing a proprietary distribution company that will focus on retirement and long-term investment products.

        Mexico.    We offer defined contribution pension products, mutual funds, annuities and asset management services to institutional clients.

        On August 8, 2011, we finalized the purchase of our 100% interest in HSBC AFORE, S.A. de C.V. ("HSBC AFORE"), a Mexican pension business, from HSBC Bank. In addition, on November 23, 2011, we and Grupo Financiero HSBC signed an exclusive agreement for the distribution of Principal AFORE's products through Grupo Financiero

HSBC's extensive network in Mexico. HSBC AFORE was merged into our AFORE pension company. Through our AFORE pension company we manage and administer approximately 4.3 million individual retirement accounts under the mandatory privatized social security system for all non-government employees in Mexico. We distribute products and services through a proprietary sales force of approximately 1,240 sales representatives as of December 31, 2011, as well as independent brokers who sell directly to individuals.

        Our mutual fund company distributes products and services through a sales force of approximately 35 employees and through distribution agreements with other financial entities. We administer previously sold annuities and life products. Due to unfavorable market conditions, sales of our annuity and life products in Mexico were suspended in 2007.

        Mexico has institutional asset management services, offering both domestic and international products.

        Southeast Asia.    We offer conventional and Islamic mutual funds through our minority-held joint venture with CIMB Group, the majority partner. CIMB Group is a large Malaysian bank holding company with a presence in many Southeast Asian countries. The company has a sales force of approximately 5,960 agents selling to retail customers as of December 31, 2011. We also market mutual funds through wholesale bank channels. The joint venture's main bank channels include approximately 1,100 bank branches throughout Malaysia, Indonesia, Thailand and Singapore. CIMB-Principal Asset Management ranked second in total unit trust assets managed and second in Islamic unit trust assets managed in the Malaysian asset management industry as of November 30, 2011. The companies also manage a significant amount of institutional asset mandates.

        The joint venture also has operations in Singapore (CIMB-Principal Asset Management (S) Pte Ltd), Indonesia (PT CIMB-Principal Asset Management) and Thailand (CIMB-Principal Asset Management Company Limited).

U.S. Insurance Solutions Segment

        Our U.S. Insurance Solutions segment offers individual life insurance and specialty benefits, which include group dental, group vision, group life, group disability, wellness and individual disability insurance. We focus on providing comprehensive insurance solutions for small and medium-sized businesses and their owners and executives.

Individual Life Insurance

        We began as an individual life insurer in 1879. Our U.S. operations administer approximately 542,000 individual life insurance policies with over $146.0 billion of individual life insurance in force as of December 31, 2011.

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

        Universal and Variable Universal Life Insurance.    Universal and variable universal life insurance products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected. For the year ended December 31, 2011, 78% of individual life insurance annualized first year premium sales were generated from universal and variable universal life insurance products. Universal and variable universal life insurance represents 67% of individual life insurance premium and deposits for the year ended December 31, 2011, and 47% of individual life insurance in force as of December 31, 2011. Variable universal life insurance products represented 28% of our universal and variable universal life insurance deposits for the year ended December 31, 2011.

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

        Traditional Life Insurance.    Traditional life insurance includes participating whole life, adjustable life products and non-participating term life insurance products. Participating products and non-participating term life insurance products represented 5% and 17%, respectively, of our individual life insurance annualized first year premium sales for the year ended December 31, 2011, and 16% and 37%, respectively, of individual life insurance in force as of December 31, 2011. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to set the coverage period, premium and face amount combination. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Policyholder dividends are not paid on term insurance.

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

Products and Services

        Group Dental and Vision Insurance.    Group dental and vision insurance plans provide partial reimbursement for dental and vision expenses. As of December 31, 2011, we had over 33,000 group dental and vision insurance policies in force covering over 896,000 employee lives. According to LIMRA, we were the 8th largest group dental insurer in terms of number of contracts/employer groups in force in 2010. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Employers Dental Services, Inc. subsidiary.

        Group Life Insurance.    Group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2011, we had nearly 44,000 group policies providing over $109.0 billion of group life insurance in force to approximately 1.8 million employee lives. According to LIMRA in 2010, we were ranked 4th in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 97% and 3%, respectively, of our total group life insurance in force as of December 31, 2011. We no longer market group universal life insurance to new employer groups.

        Group Disability Insurance.    Group disability insurance provides a benefit to insured employees who become disabled. In most instances, this benefit is in the form of a monthly income. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. Long-term disability represents 65% of total group disability premium, while short-term disability represents 35% of total group disability premium. In addition, we provide disability management services, also called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2011, we served approximately 1.2 million employee lives under nearly 31,000 contracts, with our group short-term disability business being ranked 5th and our group long-term disability business being ranked 5th in the U.S. as of December 31, 2010, in terms of number of contracts/employer groups in force, according to LIMRA.

        Individual Disability Insurance.    Individual disability insurance products provide a benefit to the insured member in the event he/she becomes disabled. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner's interest in the business, expenditures for replacement of a key person and business loan payments. As of December 31, 2011, we served approximately 140,000 individual disability policyholders, with our individual disability business being ranked 7th in the U.S. as of December 31, 2010, in terms of premium in force, according to LIMRA.

        Principal Wellness Company.    We recognize the importance of promoting healthy behavior. Principal Wellness Company contributes expertise in providing a year round wellness program, wellness screenings, counseling and other services to employers and their employees, designed to improve health, reduce health insurance claim costs, reduce absenteeism and increase employee productivity.

        Fee-for-Service.    We offer administration of group dental, disability and vision benefits on a fee-for-service basis.

U.S. Insurance Solutions Markets and Distribution

        For each of our products, administration and distribution channels are customized to meet customer needs and expectations for that product.

        We sell our individual life and individual disability income products in all 50 states and the District of Columbia, primarily targeting owners and executives of small and medium-sized businesses. Small and medium-sized business sales represented 59% of individual life sales and 51% of individual disability sales for the year ended December 31, 2011. Much of our life insurance sales efforts focus on the Business Owner & Executive Solutions market. This strategy offers solutions to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income, and business protection. We believe the Business Owner & Executive Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

        We distribute our individual life and individual disability insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 30% of individual life insurance sales based on first year annualized premium and 14% of individual disability sales for the year ended December 31, 2011. We had 1,013 affiliated financial representatives in 29 offices. Although they are independent contractors, we have a close tie with affiliated financial representatives and we offer them benefits, training and access to tools and expertise. To meet the needs of the various marketing channels, particularly the independent brokers, we employ wholesale distributors — Regional Vice Presidents for individual life and Disability Income Regional Vice Presidents for individual disability. A key differentiator in the nonqualified executive benefit sale is our Regional Vice Presidents — Nonqualified Plans, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

        We market our group life, disability, dental and vision insurance products to small and medium-sized businesses, primarily targeting our sales toward owners and human resources professionals. We sell our group life, disability, dental and vision products in all 50 states and the District of Columbia. We continually adapt our products and pricing to meet local market conditions. We market our fee-for-service capabilities to employers that self-insure their employees' dental, disability and vision benefits. We market our wellness and fee-for-service businesses in all 50 states and the District of Columbia.

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

        As of December 31, 2011, we had 99 sales representatives and 107 service representatives in 31 offices. Our sales representatives accounted for 95% of our group insurance sales for the year ended December 31, 2011. The group sales force plays a key role in the ongoing servicing of the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans and solving any administrative issues; communicating the customers' needs and feedback to us and helping employees understand the benefits of their plans.

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

        Competition in the retirement services market is very fragmented. Our main competitors in this market include Fidelity, ING, Mass Mutual, Vanguard and John Hancock. We believe the infrastructure and system support needed to meet the needs of the small and medium-sized business market is a significant barrier to entry for our competitors. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than we do. There were over 7,500 mutual funds in the U.S. as of December 31, 2010, according to the Investment Company Institute 2011 Investment Company Fact Book. The institutional asset management market has grown at a rapid pace over the last decade. Our primary competitors in this market are large institutional asset management firms, such as Black Rock, PIMCO, J.P. Morgan Chase, Morgan Stanley Investment Management and T. Rowe Price, some of which offer a broader array of investment products and services and are better known. The asset management business has relatively few barriers to entry and continually attracts new entrants. The variable annuity market is also highly competitive. We face strong competition from Lincoln Financial Group and John Hancock. Competition in the international markets in which we operate comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in a partnership with local firms, including ING, AXA, Allianz and American International Group, Inc. In the highly competitive U.S. insurance industry, our competitors include insurers such as Assurant, Guardian, UNUM, Lincoln Financial Group, MetLife, Sun Life, Prudential and John Hancock. We believe we distinguish ourselves from our competitors through our:

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

        Principal Life and Principal National Life Insurance Company ("PNLIC") have been assigned the following insurer financial strength ratings:

Rating Agency	Financial Strength Rating	Rating Structure
A.M. Best Company, Inc.	A+ ("Superior") with a stable outlook	Second highest of 16 rating levels
Fitch Ratings Ltd.	AA- ("Very Strong") with a stable outlook	Fourth highest of 21 rating levels
Moody's Investors Service	Aa3 ("Excellent") with a stable outlook	Fourth highest of 21 rating levels
Standard & Poor's	A ("Strong") with a positive outlook	Sixth highest of 21 rating levels

        A.M. Best's ratings for insurance companies range from "A++" to "S". A.M. Best indicates that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have superior ability to meet ongoing obligations to policyholders. Fitch's ratings for insurance companies range from "AAA" to "C". Fitch "AA" ratings indicate very strong capacity to meet policyholder and contractholder obligations on a timely basis. Moody's Investors Service ratings for insurance companies range from "Aaa" to "C". Moody's Investors Service indicates that "Aa" ratings are assigned to those companies that have demonstrated excellent financial security. Standard & Poor's ratings for insurance companies range from "AAA" to "R". Standard & Poor's indicates that "A" ratings are assigned to those companies that have demonstrated strong financial security characteristics. In evaluating a company's financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves, the soundness of its risk management programs, the experience and competency of its management and other factors. A.M. Best, Fitch, Moody's and Standard & Poor's maintain a stable outlook on the U.S. life insurance sector. However, these rating agencies note that current challenges for the industry such as global sovereign uncertainty, equity market volatility, impact of sustained low interest rates, weakness in the real estate market, lingering unemployment and weak consumer confidence are putting pressure on the stable outlook.

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

        In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") has established risk-based capital standards. The standards require life insurers to submit a report to state regulators on an annual basis regarding their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2011, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum level of risk-based capital requirements required before state insurance departments would take action against an insurer.

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

Banking Regulation

        We are a savings and loan holding company for Principal Bank, a federal savings bank, which is regulated by the Office of the Comptroller of the Currency. Principal Bank is also a member of the Federal Deposit Insurance Corporation ("FDIC") and subject to its regulations. With the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), we are now supervised by the Federal Reserve Bank of Chicago ("Federal Reserve"). This oversight began in July 2011 and includes oversight of all entities within the PFG family.

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

        Our enterprise risk management program is executed via a federated model. The Chief Risk Officer and supporting staff are independent of the business units, and work closely with the business units, providing oversight and integration of all risk management activities. Each business unit has its own risk committee that in most cases includes executive level corporate management and is responsible for identifying, monitoring, measuring and managing its risks, as well as monitoring how its risks impact the enterprise's overall risk exposure. The business units provide risk reports to the Chief Risk Officer quarterly with current risk management information.

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

  •
  Internal Capital Adequacy Ratio, which represents the relationship of actual assets to our Economic Total Asset Requirement ("ECTAR"). ECTAR signifies the total assets required to ensure that we can meet all of our obligations with a high degree of confidence and is the sum of Economic Reserves and Economic Capital.

Employees

        As of December 31, 2011, we had 13,527 employees. None of our employees are subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

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

        Since mid-2007, the capital and credit markets have been experiencing extreme volatility, uncertainty and disruption. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by continued volatility, uncertainty and disruption in the capital and credit markets.

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

        We are subject to the risk that the issuers of the fixed maturities we own will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of December 31, 2011, our U.S. investment operations held $46.7 billion of fixed maturities, or 77% of total U.S. invested assets, of which approximately 7.3% were below investment grade, including $524.4 million, or 1.12% of our total fixed maturities which we classified as either "problem," "potential problem" or "restructured." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities."

        Our U.S. fixed maturities portfolio includes securities collateralized by residential and commercial mortgage loans. As of December 31, 2011, our U.S. investment operations held $4.8 billion of residential mortgage-backed securities, of which $3.4 billion are Government National Mortgage Association, Federal National Mortgage Association or Federal Home Loan Mortgage Corporation pass-through securities, and $3.4 billion of commercial mortgage-backed securities, which represent in combination 17% of our total fixed maturities portfolio. For residential mortgage-backed securities, prepayment speeds, changes in mortgage delinquency or recovery rates, credit rating changes by rating agencies, change in property values underlying the loans and the quality of service provided by service providers on securities in our portfolios could lead to write-downs on these securities. For commercial mortgage-backed securities, changes in mortgage delinquency or default rates, interest rate movements, credit quality and vintage of the underlying loans, changes in property values underlying the loans and credit rating changes by rating agencies could result in write-downs of those securities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities."

        As of December 31, 2011, the international investment operations of our fully consolidated subsidiaries held $3.3 billion of fixed maturities, or 63%, of total international invested assets, of which 15% are government bonds. Some non-government bonds have been rated on the basis of the issuer's country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations." An increase in defaults on our fixed maturities portfolio could harm our financial strength and reduce our profitability.

  An increased rate of delinquency and defaults on our commercial mortgage loans, especially those with amortizing balloon payments, may adversely affect our profitability.

        Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $9.4 billion represented 14% of our total invested assets as of December 31, 2011. As of December 31, 2011, there were no loans that were in the process of foreclosure. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

        As of December 31, 2011, approximately $8.0 billion, or 85%, of our commercial mortgage loans before valuation allowance had amortizing balloon payment maturities. A balloon maturity is a loan with larger dollar amounts of payments becoming due in the later years of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with standard repayment schedules. Since most of the principal is repaid at maturity, the amount of loss on a default is generally greater than on other commercial mortgage loans. An increase in defaults on such loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

  We may have difficulty selling our privately placed fixed maturities, commercial mortgage loans and real estate investments because they are less liquid than our publicly traded fixed maturities.

        We hold certain investments that may lack liquidity, such as privately placed fixed maturities, commercial mortgage loans and real estate investments. These asset classes represented approximately 38% of the value of our invested assets as of December 31, 2011.

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

        We use derivative instruments to hedge various risks we face in our businesses. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." We enter into a variety of derivative instruments, including interest rate swaps, interest rate collars, swaptions, futures, currency swaps, currency forwards, credit default swaps, options and total return swaps, with a number of counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other investment funds and other institutions. For transactions where we are in-the-money, we are exposed to credit risk in the event of default of our counterparty. We limit our exposure to credit risk by establishing collateral agreements with nominal thresholds for a large majority of our counterparties. However, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. With regards to our derivative exposure, we have over-collateralization requirements on the portion of collateral we hold, based on the riskiness of the assets posted as collateral. We also have exposure to these financial institutions in the form of unsecured debt instruments and equity investments. Such losses or impairments to the carrying value of these assets may materially and adversely affect our business and results of operations.

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

        Commercial mortgage lending in the state of California accounted for 22%, or $2.1 billion, of our commercial mortgage loan portfolio as of December 31, 2011. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, such as earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California do not improve or continue to deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

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

        Excluding separate account assets as of December 31, 2011, 3%, 96% and 1% of our net assets and liabilities reported at fair value represented Level 1, Level 2 and Level 3, respectively. Our Level 1 assets and liabilities primarily include exchange traded equity securities, mutual funds and U.S. Treasury bonds. Our Level 2 assets and liabilities primarily include fixed maturities (including public and private bonds), equity securities, over-the-counter derivatives and other investments for which public quotations are not available but that are priced by third-party pricing services or internal models using substantially all observable inputs. Our Level 3 assets and liabilities include certain fixed maturities, private equity securities, commercial mortgage loan investments and obligations of consolidated variable interest entities for which the fair value option was elected, complex derivatives and embedded derivatives. Level 3 securities contain at least one significant unobservable market input and as a result considerable judgment may be used in determining the fair values. These fair values are generally obtained through the use of valuation models or methodologies using at least one significant unobservable input or broker quotes. Prices provided by independent pricing services or independent broker quotes that are used in the determination of fair value can vary for a particular security.

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

        Fixed maturities that are classified as available-for-sale ("AFS") are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities are recognized as a component of equity and are, therefore, excluded from net income. Our U.S. investment operations held gross unrealized losses on fixed maturities of $1.5 billion pre-tax as of December 31, 2011, and the component of gross unrealized losses for securities trading down 20% or more for over six months was approximately $0.7 billion pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value is determined to be other than temporary (referred to as an other-than-temporary impairment). Realized losses or impairments may have a material adverse impact on our net income in a particular quarter or annual period.

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

        A.M. Best, Fitch, Moody's Investors Services and Standard & Poor's publish financial strength ratings on U.S. life insurance companies that are indicators of an insurance company's ability to meet contractholder and policyholder obligations. These rating agencies also assign credit ratings on non-life insurance entities, such as PFG and Principal Financial Services, Inc. ("PFS"). Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner, and are important factors in overall funding profile and ability to access external capital.

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

        Our international businesses are subject to comprehensive regulation and supervision from central and/or local governmental authorities in each country in which we operate. New interpretations of existing laws and regulations or the adoption of new laws and regulations may harm our international businesses and reduce our profitability in those businesses. For example, Mexican legislation requires that all employees contribute to a mandatory pension fund. When employees do not select a pension provider ("AFORE"), they are assigned to an AFORE by the Mexican regulator. Numerous AFOREs, including Principal AFORE, have been assigned such customers. The Mexican regulator has the ability and intent to re-assign these customers based on various investment criteria. If, and to the extent, existing customers would be reassigned, it would have a negative impact on our revenues and earnings.

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

        We allocated assets to the Closed Block as of July 1, 1998, in an amount such that we expected their cash flows, together with anticipated revenues from the policies in the Closed Block, to be sufficient to support the Closed Block business, including payment of claims, certain direct expenses, charges and taxes and to provide for the continuation of aggregate dividend scales in accordance with the 1997 policy dividend scales if the experience underlying such scales continued, and to allow for appropriate adjustments in such scales if the experience changed. We bear the costs of administrative expenses associated with Closed Block policies and, accordingly, these costs were not funded as part of the assets allocated to the Closed Block. Any increase in such costs in the future will be borne by us. As of December 31, 2011, Closed Block assets and liabilities were $4,453.6 million and $5,172.4 million, respectively.

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

        In addition, we benefit from certain tax items, including but not limited to, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits) and insurance reserve deductions. From time to time, the U.S. Congress, as well as foreign, state and local governments, considers legislation that could reduce or eliminate the benefits associated with these tax items. If such legislation is adopted, our profitability could be negatively impacted. We continue to evaluate the impact that potential tax reform, which lacks sufficient detail and is relatively uncertain, may have on our future results of operations and financial condition.

  Repeal or modification of the federal estate tax could reduce our revenues.

        The U.S. Congress has, from time to time, considered legislation modifying the federal estate tax regime. One such piece of legislation is the Tax Reform Act of 2010, which became law on December 17, 2010. Among its many provisions were modifications to the estate tax for 2010, 2011 and 2012. These changes, while generally beneficial to taxpayers, are temporary in nature.

        If these favorable estate tax modifications are continued beyond 2012, or if the federal estate tax is repealed, then potentially there could be some level of contraction in the estate planning market. It is possible that some segment of this existing business would be terminated or sold to investor groups. On the other hand, a portion of this coverage would likely be retained to pay other expenses associated with death such as state estate/inheritance taxes, capital gains taxes, or income taxes.

        We currently have approximately $32.7 billion of estate tax-related life insurance from nearly 20,700 policies in force as of December 31, 2011. This block of policies accounts for approximately $290.0 million of annual recurring life insurance premium and also represents over $1.9 billion of policy cash value.

        Based on an average of the last three years of estimated new sales of estate-tax related products, we have issued approximately 1,700 policies annually, representing $34.5 million of annual premium and nearly $4.9 billion of life insurance coverage.

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

  Financial services regulatory reform may reduce our profitability, impact how we do business or limit our ability to engage in certain capital expenditures.

        On July 21, 2010, the Dodd-Frank Act was enacted and signed into law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementation rules and regulations. The federal agencies were given significant discretion in drafting the implementation rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act will not be known for many months or years. In addition, the legislation mandates multiple studies and reports for Congress, which could result in additional legislative or regulatory action.

        In July 2011, we became subject to oversight from the Federal Reserve including various capital and liquidity requirements due to our wholly-owned Savings & Loan subsidiary. It is possible that we could be labeled as "Systemically Important" by the Financial Stability Oversight Council which brings with it even more oversight and prudential standards from the Federal Reserve. While the initial regulations indicate that we will not fall within the definition of a "Major Swap Participant" ("MSP"), it is possible that change in the final rules could alter this interpretation. Designation as an MSP will result in more oversight of derivative transactions under the separate jurisdictions of the SEC and the Commodities Futures Trading Commission. This includes swaps traded through either regulated exchanges or approved clearinghouses, and require additional collateral to support derivatives transactions.

        In addition, we are subject to minimum capital requirements as a result of this regulatory oversight and those requirements may change based on future legislation and/or the adoption of Basel III capital requirements by the U.S. These minimum capital requirements and the qualitative oversight of the Federal Reserve may limit our ability to pay stockholder dividends, conduct a merger or acquisition, or engage in other activities, including share repurchases.

        The changes resulting from the Dodd-Frank Act and the yet to be finalized implementation rules and regulations may lower the profitability of our business activities, require changes to certain of our business practices or otherwise adversely affect our business.

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

We may be unable to mitigate the impact of Regulation XXX and Actuarial Guideline 38, potentially resulting in a negative impact to our capital position and/or a reduction in sales of term and universal life insurance products.

        The NAIC Model Regulation entitled "Valuation of Life Insurance Policies," commonly known as "Regulation XXX", establishes statutory reserve requirements for term life insurance policies and universal life insurance policies with secondary guarantees. Actuarial Guideline 38 ("AG38") clarifies the application of Regulation XXX with respect to certain universal life insurance products with secondary guarantees. The application of Regulation XXX and AG38 involve numerous interpretations. It is possible that our interpretation of these and other actuarial guidelines and regulations may differ from the interpretations of state regulators. Such differences of interpretation may lead to us having to increase the statutory reserves that we hold for certain products.

        In addition, we have implemented reinsurance and capital management actions to mitigate the capital impact of Regulation XXX and AG38 on our term and universal life insurance business. We cannot provide assurance that we will be able to continue to implement these actions for future sales of term and universal life insurance business. If we are unable to mitigate the impact of Regulation XXX and AG38 on future sales, additional capital will be required to support those sales, and we may be required to increase prices and/or reduce sales of our term and universal life insurance products.

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

        We are a plaintiff or defendant in actions arising out of our business operations. We are, from time to time, also involved in various governmental, regulatory and administrative proceedings and inquiries.

        We have received regulatory inquiries from certain state insurance regulators and other officials relating to compliance with unclaimed property laws and the use of data available on the U.S. Social Security Administration's Death Master File (or a similar database) to identify instances where benefits under life insurance policies, annuities and retained asset accounts are payable. It is possible that other jurisdictions may pursue similar inquiries and that such inquiries may result in payments to beneficiaries, escheatment of funds deemed abandoned under state laws and changes to procedures for the identification and escheatment of abandoned property.

        These factors may affect our financial strength or reduce our profitability. For further discussion on litigation and regulatory investigation risk, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" under the caption, "Litigation and Regulatory Contingencies."

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

Applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2011, we own 26 properties in our home office complex in Des Moines, Iowa, and in various other locations. Of these 26 properties, 12 are office buildings, 1 is a warehouse facility, 11 are parking lots and ramps, 1 is a park/green space and 1 is a childcare center. Of the office and warehouse space, we occupy approximately 92% of the 2.7 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants or is occupied by the property management company servicing these properties. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

Item 3.    Legal Proceedings

        Disclosure concerning material legal proceedings can be found in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" under the caption, "Litigation and Regulatory Contingencies" and Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes" under the caption, "Other Tax Information," which are incorporated here by this reference.

Executive Officers of the Registrant

        The following information is furnished with respect to our executive officers, each of whom is elected by and serves at the pleasure of the Board of Directors.

        Gregory B. Elming, 51, has been Senior Vice President and Chief Risk Officer of the Company and Principal Life since March 2011. Prior to that time, he was Senior Vice President and Controller of the Company and Principal Life since 2007 and Vice President and Controller of the Company and Principal Life since 2002.

        Daniel J. Houston, 50, who heads the Retirement and Investor Services and U.S. Insurance Solutions segments of our operations, was named President, Retirement, Insurance and Financial Services of the Company and Principal Life on January 1, 2010. He was President, Retirement and Investor Services, from February 2008 until January 2010, and was Executive Vice President, Retirement and Investor Services, from June 2006 to February 2008.

        Julia M. Lawler, 52, has been Senior Vice President and Chief Investment Officer of the Company and of Principal Life since July 2002. From 2000 to 2002, she was President of the Real Estate Equity Group of Principal Global Investors, LLC.

        Terrance J. Lillis, 59, has been Senior Vice President and Chief Financial Officer of the Company and of Principal Life since August 2008 and Senior Vice President of the Company and Principal Life since May 2008. Prior to that time, he was Chief Financial Officer — Retirement and Investor Services division of Principal Life since December 2001.

        James P. McCaughan, 58, who heads the Principal Global Investors segment of our operations, has been President, Principal Global Investors of the Company and of Principal Life since December 2003. Prior to that time, he served as Executive Vice President and global head of asset management for the Company and Principal Life since April 2002. From 2000 to 2002, he was Chief Executive Officer of the Americas division of Credit Suisse Asset Management in New York, New York.

        Mary A. O'Keefe, 55, who heads Corporate Relations, has been Senior Vice President and Chief Marketing Officer of the Company and Principal Life since February 2005, Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since January 1998.

        Gary P. Scholten, 54, has been Senior Vice President and Chief Information Officer of the Company and Principal Life since November 2002. From 1998 to 2002, he was Vice President of retail information services of Principal Life.

        Karen E. Shaff, 57, has been Executive Vice President and General Counsel of the Company and of Principal Life since February 2004. Prior thereto, she was Senior Vice President and General Counsel of the Company since April 2001, and Senior Vice President and General Counsel of Principal Life since January 2000.

        Norman R. Sorensen, 66, chairman of Principal International, heads the Principal International segment of our operations. Prior to his current position, he has been President and Chief Executive Officer of Principal International, Inc. since 1998 and served as President, Principal International, of the Company and Principal Life since 2010; Executive Vice President, Principal International, of the Company and Principal Life since February 2008; Senior Vice President, Principal International of the Company, since April 2001; and Senior Vice President of Principal Life since December 1998. Mr. Sorensen has announced his retirement from the Company effective February 29, 2012, and Luis Valdes, President — Principal International, will head the Principal International segment of our operations as part of a planned succession.

        Larry D. Zimpleman, 60, has been a Director of the Company and Principal Life since 2006. He has been Chairman, President and Chief Executive Officer of the Company and Principal Life since May 2009 and was President and Chief Executive Officer of the Company and Principal Life from May 2008 to May 2009. Prior thereto, he was President and Chief Operating Officer of the Company and Principal Life from 2006 to May 2008. He was President, Retirement and Investor Services of the Company and of Principal Life from December 2003 through May 2006. Mr. Zimpleman served as chairman of the board and a director of the Principal Funds from December 2001 to December 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 8, 2012, there were 404,343 stockholders of record of our common stock.

        The following table presents the high and low prices for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends
2011
First quarter	$34.70	$30.28	—
Second quarter	$35.00	$27.81	—
Third quarter	$31.00	$21.55	—
Fourth quarter	$28.76	$20.48	$0.70
2010
First quarter	$29.61	$20.89	—
Second quarter	$31.41	$23.33	—
Third quarter	$26.64	$21.19	—
Fourth quarter	$33.34	$25.42	$0.55

        We declared an annual cash dividend of $0.70 per common share on October 26, 2011, and paid such dividend on December 2, 2011, to stockholders of record on the close of business on November 10, 2011. We declared an annual cash dividend of $0.55 per common share on November 1, 2010, and paid such dividend on December 3, 2010, to stockholders of record on the close of business on November 19, 2010. Future dividend decisions will be based on and affected by a number of factors, including our operating results and financial requirements and the impact of regulatory restrictions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay us dividends.

        The following table presents the amount of our share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2011 — January 31, 2011	931	$25.76	—	$250.0
February 1, 2011 — February 28, 2011	412	$32.77	—	$250.0
March 1, 2011 — March 31, 2011	175,259	$33.82	—	$250.0
April 1, 2011 — April 30, 2011	521	$32.39	—	$250.0
May 1, 2011 — May 31, 2011	1,615,674	$31.41	1,609,108	$199.5	(2)
June 1, 2011 — June 30, 2011	6,085,457	$29.50	6,083,184	$20.0	(2)
July 1, 2011 — July 31, 2011	682,254	$29.33	682,024	$—	(2)
August 1, 2011 — August 31, 2011	2,544,606	$22.99	2,538,500	$141.7	(3)
September 1, 2011 — September 30, 2011	5,885,026	$24.07	5,884,461	$—	(3)
October 1, 2011 — October 31, 2011	234	$23.72	—	$—
November 1, 2011 — November 30, 2011	963	$24.41	—	$100.0	(4)
December 1, 2011 — December 31, 2011	4,131,450	$24.20	4,131,450	$—	(4)

Total	21,122,787		20,928,727

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

(4)
During November 2011, our Board of Directors authorized a repurchase program of up to $100.0 million of our outstanding common stock. This program was completed in December 2011.

Item 6.   Selected Financial Data

        The following table sets forth certain selected historical consolidated financial information. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for each of the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for the years ended December 31, 2008 and 2007 and as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as "Other Supplemental Data") has been prepared in accordance with U.S. GAAP.

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

	As of or for the year ended December 31,
	2011 (1)	2010 (1)	2009 (1)	2008	2007
	($ in millions, except per share data and as noted)
Income Statement Data:
Revenues:
Premiums and other considerations	$2,891.0	$3,555.5	$3,750.6	$4,209.2	$4,634.1
Fees and other revenues	2,565.1	2,298.1	2,096.0	2,426.5	2,634.7
Net investment income	3,375.8	3,496.5	3,400.8	3,994.3	3,966.5
Net realized capital losses	(122.3)	(191.5)	(398.3)	(694.1)	(328.8)

Total revenues	$8,709.6	$9,158.6	$8,849.1	$9,935.9	$10,906.5

Income from continuing operations, net of related income taxes	$751.2	$717.2	$645.7	$465.8	$864.3
Net income	$751.2	$717.2	$645.7	$465.8	$884.5
Earnings per Common Share Data:
Income from continuing operations, net of related income taxes, per share:
Basic	$2.17	$2.08	$1.98	$1.64	$3.04
Diluted	$2.15	$2.06	$1.97	$1.63	$3.01
Net income per share:
Basic	$2.17	$2.08	$1.98	$1.64	$3.12
Diluted	$2.15	$2.06	$1.97	$1.63	$3.09
Cash dividends per common share	$0.70	$0.55	$0.50	$0.45	$0.90
Balance Sheet Data:
Total assets	$148,298.0	$145,631.1	$137,759.4	$128,182.4	$154,520.2
Long-term debt	$1,564.8	$1,583.7	$1,584.6	$1,290.5	$1,398.8
Series A preferred stock	$—	$—	$—	$—	$—
Series B preferred stock	0.1	0.1	0.1	0.1	0.1
Total stockholders' equity	10,013.0	9,885.0	8,016.4	2,569.3	7,519.3
Other Supplemental Data:
AUM ($ in billions)	$335.0	$318.8	$284.7	$247.0	$311.1

(1)
For a discussion of items materially affecting the comparability of 2011, 2010 and 2009, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses our financial condition as of December 31, 2011, compared with December 31, 2010, and our consolidated results of operations for the years ended December 31, 2011, 2010 and 2009, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

  •
  Principal Global Investors, which consists of our asset management operations, manages assets for sophisticated investors around the world, using a multi-boutique strategy that enables the segment to provide an expanded range of diverse investment capabilities including equity, fixed income and real estate investments. Principal Global Investors also has experience in currency management, asset allocation, stable value management and other structured investment strategies.

  •
  Principal International, which offers retirement products and services, annuities, mutual funds, institutional asset management and life insurance accumulation products through operations in Brazil, Chile, China, Hong Kong SAR, India, Mexico and Southeast Asia.

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

        In our Principal International segment, we continued to grow our business organically through our existing subsidiaries and joint ventures and through strategic acquisitions. Local currency AUM, a key indicator of earnings growth for the segment, increased significantly as a result of positive net customer cash flows and market performance. The financial results for the Principal International segment are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the countries in which we have business.

        In our U.S. Insurance Solutions segment, we continue to shift the marketing emphasis of our individual life insurance business to universal life insurance products from traditional life insurance products. Our specialty benefits insurance division experienced a slowdown in growth of group products between 2009 and 2010 relative to prior years due to a combination of lower sales, higher lapses, reduced growth in salaries and reductions in covered lives of our existing group customers as a result of economic pressure. In 2011, we saw signs of recovery through higher sales, slight inforce membership growth and improved retention.

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

Valuation and Impairment of Fixed Income Investments

        Fixed Maturities.    Fixed maturities include bonds, redeemable preferred stock and certain non-redeemable preferred stock. We classify our fixed maturities as either available-for-sale or trading and, accordingly, carry them at fair value in the consolidated statements of financial position. The fair values of our public fixed maturities are primarily based on market prices from independent pricing services. We have regular interactions with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. In addition, 22% of our invested asset portfolio is invested in fixed maturities that are private placement assets, where there are no readily available market quotes to determine the fair market value. The majority of these assets are valued using a spread pricing matrix that utilizes observable market inputs. Securities are grouped into pricing categories that vary by asset class, sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions among others. See item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion.

        If we are unable to price a fixed maturity security from third party pricing vendors we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information to the extent available. Less than 1% of our fixed maturities were valued using internal models.

        A rate increase based on the combined movement of interest rates and credit spreads of 100 basis points would produce a total value of approximately $40.3 billion, as compared to the recorded amount of $42.2 billion related to our fixed maturity, available-for-sale assets held by the Principal Life general account as of December 31, 2011. Given the recent unprecedented market disruption, a 100 basis point movement in the combined portfolio rate is reasonably likely.

        We had a $741.5 million increase in net unrealized gains within the U.S. fixed maturities, available-for-sale portfolio for the year ended December 31, 2011, of which an approximate $2.2 billion net unrealized gain can be attributed to an approximate 98 basis points decrease in interest rates offset in part by net unrealized losses related to other market factors. We had a $2,154.6 million increase in net unrealized gains for the year ended December 31, 2010, of which an approximate $1.0 billion net unrealized gain can be attributed to an approximate 57 basis points decrease in interest rates and the remaining net unrealized gains related to other market factors.

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

        There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security until it recovers in value. Any of these situations could result in a charge to net income in a future period. At December 31, 2011, we had $9,052.3 million in available-for-sale fixed maturities with gross unrealized losses totaling $1,523.9 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads. Net income would be reduced by approximately $1,523.9 million, on a pre-tax basis, if all the securities in an unrealized loss position were deemed to be other than temporarily impaired and our intent was to sell all such securities.

        Mortgage Loans.    Mortgage loans consist primarily of commercial mortgage loans. At December 31, 2011, the carrying value of our commercial mortgage loans was $9,396.6 million. Commercial mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

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

        The determination of the calculation and the adequacy of the mortgage loan valuation allowance and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the mortgage loan valuation allowance and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The calculation for determining mortgage impairment amounts requires estimating the amounts and timing of future cash flows expected to be received on specific loans, estimating the value of the collateral and gauging changes in the economic environment in general. The total valuation allowance can be expected to increase when economic conditions worsen and decrease when economic conditions improve. For more detailed information concerning mortgage loan valuation allowances and impairments, see "Investments — U.S. Investment Operations — Mortgage Loans," and Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments — Mortgage Loan Valuation Allowance."

        We have a large experienced commercial real estate staff centrally located in Des Moines, which includes commercial mortgage underwriters, loan closers, loan servicers, engineers, appraisers, credit analysts, research staff, legal staff, information technology personnel and portfolio managers. Experienced commercial real estate senior management adheres to a disciplined process in reviewing all transactions for approval on a consistent basis. The typical commercial mortgage loan for us averages in the mid 40% percent loan-to-value range at origination with a net operating income coverage ratio of 3.3 times the annual debt service and is internally rated AA- on a bond equivalent basis. Based on the most recent analysis, our commercial mortgage loan portfolio, excluding mortgage loans held in our Principal Global Investors segment, has an overall loan-to-value ratio of 60% with a 2.0 times debt service coverage. The large equity cushion and strong debt service coverage in our commercial mortgage investments will help insulate us from stress during times of weak commercial real estate fundamentals.

Derivatives

        We primarily use derivatives to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. The fair values of over-the-counter derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis, 91.2% of our over-the-counter derivative assets and liabilities are valued using pricing valuation models, while the remaining 8.8% are valued using broker quotes. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices, and volatility, as well as other contributing factors.

        We also issue certain annuity contracts and other insurance contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion. We include our assumption for own non-performance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $21.6 million, net of DPAC and income taxes, based on December 31, 2011, reported amounts. The use of risk margins for the valuation of embedded derivatives increases the fair value of the embedded derivative liabilities.

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

        Amortization Based on Premium-Paying Period.    DPAC of non-participating term life insurance and individual disability policies are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless a loss recognition event occurs. As of December 31, 2011, these policies accounted for 12% of our total DPAC balance.

        Internal Replacements.    We review policies for modifications that result in the exchange of an existing contract for a new contract. If the new contract is determined to be an internal replacement that is substantially changed from the replaced contract, any unamortized DPAC and related actuarial balances are written off and acquisition costs related to the new contract are capitalized as appropriate. If the new contract is substantially unchanged, we continue to amortize the existing DPAC and related actuarial balances.

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

        Sensitivities.    As of December 31, 2011, the net balance of DPAC and related actuarial balances, excluding balances affected by changes in other comprehensive income, was a $3,452.4 million asset. We perform sensitivity analyses to assess the impact that certain assumptions have on our DPAC and related actuarial balances. The Financial Accounting Standards Board ("FASB") issued authoritative guidance that will be effective for us on January 1, 2012, which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the successful acquisition of new or renewal insurance contracts. Our retrospective adoption of this guidance will result in a reduction to our DPAC asset. As a result, we do not believe sensitivities related to our December 31, 2011, balances provide meaningful information. We will perform sensitivity analyses to estimate the impact of various assumption changes on our DPAC and related actuarial balances as of March 31, 2012.

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

        We did not recognize a material impairment in our 2011 consolidated statement of operations. Investment management contracts acquired in our 2006 purchase of WM Advisors, Inc. are considered an indefinite lived intangible and are the most material intangible asset included in our 2011 consolidated statement of financial position with a carrying value of $608.0 million. Positive net cash flows and expected future flows combined with significantly lower than expected expenses more than offset lower than expected market returns on the underlying assets acquired. As a result, the fair value of this intangible asset as of December 31, 2011, was in excess of its carrying value. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $482.3 million and $890.6 million, respectively, as of December 31, 2011. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers. Additional information about impairments is described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2, Goodwill and Other Intangible Assets."

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

        Future policy benefits and claims also include reserves for incurred but unreported health, disability and life insurance claims. We recognize claims costs in the period the service was provided to our policyowners. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging medical cost trends, where applicable, to determine our estimate of claim liabilities. We also look back to assess how our prior periods' estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claim expense. Historically, the amount of the claim reserve adjustment made in subsequent reporting periods for prior period estimates have been within a reasonable range given our normal claim fluctuations.

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

        The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. Our assumed discount rate for the 2011 year-end was 5.15%. A 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation and the 2012 Net Periodic Pension Cost ("NPPC") by approximately $79.9 million and $11.8 million, respectively. A 0.25% decrease in the discount rate would increase the other postretirement benefits Accumulated Postretirement Benefit Obligation by approximately $3.8 million and would have a nominal impact on the 2012 Net Periodic Benefit Cost ("NPBC"). A 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with those noted above.

        The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy and the tax structure of the trusts. For the 2011 NPPC and 2011 NPBC, an 8.00% and 7.30% weighted average long-term rate of return was used, respectively. For the 2012

NPPC and 2012 NPBC, an 8.00% and 7.30% weighted average long-term rate of return assumption, respectively, will also be used. A 0.25% decrease in the assumed long-term rate of return would increase 2012 NPPC by approximately $3.6 million and the 2012 NPBC by approximately $1.2 million. A 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2011.

        The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation. Actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees, which is approximately 7 years for pension costs and approximately 11 years for other postretirement benefit costs. Prior service costs are amortized on a weighted average basis over approximately 3 years for pension and 4 years for other postretirement benefit costs. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits" for further discussion.

Income Taxes

        We provide for income taxes based on our estimate of the liability for taxes due. Our tax accounting represents management's best estimate of various events and transactions, such as completion of tax audits or establishment of, or changes to, a valuation allowance associated with certain deferred tax assets, which could affect our estimates and effective income tax rate in a particular quarter or annual period. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. We are required to evaluate the recoverability of our deferred tax assets each quarter and establish a valuation allowance, if necessary, to reduce our deferred tax assets to an amount that is more-likely-than-not to be realizable. In determining the need for a valuation allowance, we consider many factors, including future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and implementation of any feasible and prudent tax planning strategies management would employ to realize the tax benefit.

        Inherent in the provision for income taxes are estimates regarding the deductibility of certain items, the timing of income and expense recognition and the current or future realization of operating losses, capital losses and certain tax credits. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated financial statements in the year these estimates change. A further significant decline in value of assets incorporated into our tax planning strategies could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results.

        In addition, the amount of income taxes paid is subject to audits in U.S. as well as various state and foreign jurisdictions. Tax benefits are recognized for book purposes when the more-likely-than-not threshold is met with regard to the validity of an uncertain tax position. Once this threshold is met, for each uncertain tax position we recognize in earnings the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the Internal Revenue Service or other income taxing authorities for audits ongoing or not yet commenced.

        We had $263.2 million and $230.9 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2011 and 2010, respectively. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

Transactions Affecting Comparability of Results of Operations

Acquisitions

        We entered into acquisition agreements or acquired the following businesses, among others, during the past three years:

        Origin Asset Management LLP.    On October 3, 2011, we finalized the purchase of a 74% interest in Origin Asset Management LLP ("Origin"), a global equity specialist based in London. The initial payment was $63.6 million. Origin had $2.6 billion in AUM in global and international equities at the time of the acquisition and is consolidated within the Principal Global Investors segment.

        HSBC AFORE, S.A. de C.V.    On August 8, 2011, we finalized the purchase of our 100% interest in HSBC AFORE, S.A. de C.V. ("HSBC AFORE"), a Mexican pension business, from HSBC Bank for $206.1 million. In addition, we and HSBC Bank have agreed to establish a distribution arrangement for the distribution of Principal AFORE's products through HSBC Bank's extensive network in Mexico. HSBC AFORE is consolidated within the Principal International segment.

        Finisterre Capital LLP and Finisterre Holdings Limited.    On July 1, 2011, we finalized the purchase of a 51% interest in Finisterre Capital LLP and Finisterre Holdings Limited, (together "Finisterre Capital"), an emerging markets debt investor based in London. The initial payment was $84.6 million, with a possible additional contingent payment of up to

$30.0 million in 2013, dependent upon performance targets. Finisterre Capital had $1.7 billion in AUM at the time of acquisition and is accounted for on the equity method within the Principal Global Investors segment.

Dispositions

        We entered into disposition agreements or disposed of the following businesses, among others, during the past three years:

        Post Advisory Group, LLC.    Effective January 1, 2009, we sold certain fixed income asset management contracts within our Post Advisory Group, LLC subsidiary, at which time we realized benefits from the cancellation of deferred compensation agreements. The AUM associated with this sale totaled $3.8 billion. The total cash proceeds totaled $48.4 million and were received over a three year time period.

        The transaction does not qualify for discontinued operations treatment under U.S. GAAP. The realized capital gain from the sale, which is reflected in our Principal Global Investors segment, is not material.

Other

        Individual Life Insurance Model and Assumption Changes.    During the second quarter of 2011, our individual life insurance business made routine model and assumption changes (collectively referred to as "integrated model changes") that resulted in a net loss of $3.9 million after-tax for the second quarter. The integrated model changes altered the future estimated gross profit patterns that impact actuarial balances associated with our universal life and variable universal life insurance products. These balances are all part of an integrated model and, therefore, although the impact to earnings was not material, the integrated model changes created volatility within certain income statement line items that are impacted by the same future estimated gross profit patterns. Specifically, fee revenues increased $48.5 million; benefits, claims and settlement expenses decreased $131.1 million; and operating expenses increased $185.6 million due to the unlocking of actuarial balances resulting from the integrated model changes.

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

        Group Medical Insurance Business.    On September 30, 2010, we announced our decision to exit the group medical insurance business (insured and administrative services only) and entered into an agreement with United Healthcare Services, Inc. to renew group medical insurance coverage for our customers as the business transitions. The exiting of the group medical insurance business does not yet qualify for discontinued operations treatment under U.S. GAAP. Therefore, the results of operations for the group medical insurance business are still included in our consolidated income from continuing operations within the Corporate segment.

        With the exception of corporate overhead, amounts related to our group medical insurance business previously included in segment operating earnings have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. The operating revenues associated with our exited group medical insurance business were $606.3 million, $1,403.9 million and $1,610.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The other after-tax adjustments associated with the after-tax earnings of our exited group medical insurance business were $50.9 million, $24.0 million and $70.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Brasilprev Seguros e Previdencia S.A.    On April 30, 2010, we signed definitive agreements with Banco, including the Shareholders Agreement governing the operations of our pension joint venture, Brasilprev. The agreements result in Brasilprev having, for 23 years, the exclusive right to distribute pension products within the Banco bank network and a reduction in our economic interest from 46% to 25%, which resulted in a $72.1 million after-tax net realized capital gain in the second quarter of 2010. Brasilprev continues to be jointly managed and reported as an equity method investment in our Principal International segment. Due to the reduction in our economic interest, we reflect a lower percentage of the earnings from the operation. However, we expect the operation to grow and offset the decline from the lower percentage.

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

        Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. The Principal International segment's operating earnings were positively impacted by $7.1 million, positively impacted by $15.2 million and negatively impacted by $19.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates for our foreign operations. For a discussion of our approaches to foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

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

Employee and Agent Benefits Expense

        The 2011 annual defined benefit pension expense for substantially all of our employees and certain agents was $92.7 million pre-tax, which was a $16.8 million decrease from the 2010 pre-tax pension expense of $109.5 million. This decrease is primarily due to actual asset returns in 2010 that were greater than expected. The higher asset value increased the expected return on plan assets in 2011 and the actuarial gain reduced the previous actuarial loss and its amortization in 2011. The expected long-term return on plan assets used to develop the 2011 expense remained at the same 8.0%. The original discount rate used to develop the 2011 expense was 5.65%. During 2011, the Home Office Pension Plan was remeasured quarterly and expense redetermined using a discount rate of 5.80% as of March 31, 2011, 5.70% as of June 30, 2011 and 5.25% as of September 30, 2011. Asset and liability performance as of each measurement date affected the expense in the following quarter. We will not be remeasuring the Home Office Pension Plan quarterly in 2012.

        The 2012 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $122.1 million pre-tax, which is a $29.4 million increase from the 2011 pre-tax pension expense of $92.7 million. This increase is primarily due to a decrease in the discount rates as of December 31, 2011, increasing the service cost, interest cost, and gain/loss amortization. The expected long-term return on plan assets used to develop the 2012 expense remained at the same 8.0%. The discount rate used to develop the 2012 expense was 5.15%, down from the various discount rates used in 2011.

        The 2011 annual other postretirement employee benefit ("OPEB") plan expense (income) for retired employees was $(58.0) million pre-tax, which is a $(46.7) million difference from the 2010 pre-tax OPEB income of $(11.3) million. This difference is primarily due to significant changes in plan design for the postretirement medical plan. For retirements on or after January 1, 2011, the company-paid subsidy for pre-Medicare-eligible coverage is 40% and the cost of coverage for Medicare-eligible retirees (or their dependents) is no longer subsidized. In addition to the changes for individuals retiring on or after January 1, 2011, the method for determining the premium equivalent rate was changed to be solely based on retiree experience. The expected long-term return on plan assets used to develop the expense (income) in 2011 remained at 7.30%, which was used to develop the 2010 expense. The original discount rate used to develop the 2011 expense (income) was 5.65%. During 2011, the Home Office Health and Life Plans were remeasured quarterly using a discount rate of 5.80% as of March 31, 2011, 5.70% as of June 30, 2011 and 5.25% as of September 30, 2011.

        The 2012 annual OPEB plan expense (income) for retired employees is expected to be $(55.9) million pre-tax, which is a $2.1 million difference from the 2011 pre-tax OPEB income of $(58.0) million. This difference is primarily due to a reduction in the prior service credit to be recognized. The 2011 expense included $(5.1) million in one-time credits due to the curtailment from the health insurance business exit. The expected long-term return on plan assets used to develop the expense (income) in 2012 remained at 7.30%, which was used to develop the 2011 expense. The discount rate used to develop the 2012 expense (income) decreased to 5.15%, down from the various discount rates used in 2011.

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

Recent Accounting Changes

        In October 2010, the FASB issued authoritative guidance that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the successful acquisition of new or renewal insurance contracts. Capitalized costs should include incremental direct costs of contract acquisition, as well as certain costs related directly to acquisition activities such as underwriting, policy issuance and processing, medical and inspection and sales force contract selling. This guidance will be effective for us on January 1, 2012, and we will adopt this guidance on a retrospective basis.

        Our retrospective adoption of this guidance will result in a reduction in our DPAC asset as well as a decrease in amortization associated with those previously deferred costs. There will also be a reduction in the level of costs we defer subsequent to adoption. Our retrospective adoption will result in a reduction to the opening balance of retained earnings of approximately $640.0 million at January 1, 2012. This amount does not include the impact of net unrealized gains (losses) on available-for-sale securities. We currently estimate that net income available to common stockholders and operating earnings will decrease between $35.0 million and $45.0 million for the year ended December 31, 2012. These estimates are based on our current operating assumptions and are subject to change.

        For other recent accounting changes, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies."

Results of Operations

        The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2011 vs. 2010	2010 vs. 2009
	2011	2010	2009
	(in millions)
Revenues:
Premiums and other considerations	$2,891.0	$3,555.5	$3,750.6	$(664.5)	$(195.1)
Fees and other revenues	2,565.1	2,298.1	2,096.0	267.0	202.1
Net investment income	3,375.8	3,496.5	3,400.8	(120.7)	95.7
Net realized capital gains, excluding impairment losses on available-for-sale securities	75.0	48.7	54.9	26.3	(6.2)
Total other-than-temporary impairment losses on available-for-sale securities	(147.6)	(296.3)	(714.1)	148.7	417.8
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(49.7)	56.1	260.9	(105.8)	(204.8)

Net impairment losses on available-for-sale securities	(197.3)	(240.2)	(453.2)	42.9	213.0

Net realized capital losses	(122.3)	(191.5)	(398.3)	69.2	206.8

Total revenues	8,709.6	9,158.6	8,849.1	(449.0)	309.5
Expenses:
Benefits, claims and settlement expenses	4,454.1	5,338.4	5,334.5	(884.3)	3.9
Dividends to policyholders	210.2	219.9	242.2	(9.7)	(22.3)
Operating expenses	3,057.7	2,759.0	2,526.6	298.7	232.4

Total expenses	7,722.0	8,317.3	8,103.3	(595.3)	214.0

Income before income taxes	987.6	841.3	745.8	146.3	95.5
Income taxes	236.4	124.1	100.1	112.3	24.0

Net income	751.2	717.2	645.7	34.0	71.5
Net income attributable to noncontrolling interest	36.2	17.9	23.0	18.3	(5.1)

Net income attributable to Principal Financial Group, Inc.	715.0	699.3	622.7	15.7	76.6
Preferred stock dividends	33.0	33.0	33.0	—	—

Net income available to common stockholders	$682.0	$666.3	$589.7	$15.7	$76.6

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

  Net Income Available to Common Stockholders

        Net income available to common stockholders increased primarily due to a realized capital gain associated with the sale of a portion of our interest in Catalyst Health Solutions, Inc. in 2011, lower net impairment losses on fixed maturities, available-for-sale and higher earnings in our U.S. Insurance Solutions, Principal International and Principal Global Investors segments. These increases to net income available to common stockholders were partially offset by the impact of a court ruling on some uncertain tax positions.

  Total Revenues

        Premiums decreased $770.3 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business.

        Fees increased $148.9 million for our U.S. Insurance Solutions segment primarily due to growth in the universal life and variable universal life lines of business and the unlocking of unearned revenue associated with integrated model changes. Fees also increased $73.2 million for our Retirement and Investor Services segment primarily due to higher fees stemming from an increase in average account values, which resulted from generally positive equity market performance since 2010. In addition, fees increased $64.0 million for our Principal Global Investors segment primarily due to higher fee revenues driven by an increase in average AUM as well as increased performance fees in our equity business and higher borrower fees from our real estate business.

        Net investment income decreased due to lower yields and a decrease in average invested assets and cash, excluding the fair value adjustment associated with fixed maturities and equity securities, primarily due to our decision to scale back our investment only business. These decreases were partially offset by higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and the strengthening of the Latin American currencies against the U.S. dollar. For additional information, see "Investments — Investment Results."

        Net realized capital gains (losses) can be volatile due to other than temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses decreased primarily due to a gain associated with the sale of a portion of our interest in Catalyst Health Solutions, Inc. in 2011, lower losses related to the residential mortgage loan loss provision for our Bank and Trust Services business and lower net impairment losses on fixed maturities, available-for-sale. These decreases were partially offset by a 2010 gain associated with the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture with no corresponding activity in 2011. For additional information, see "Investments — Investment Results."

  Total Expenses

        Benefits, claims and settlement expenses decreased $607.1 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. Benefits, claims and settlement expenses also decreased $189.5 million for the Retirement and Investor Services segment primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back our investment only business.

        U.S. Insurance Solutions operating expenses increased $355.0 million, primarily due to higher DPAC amortization from the unlocking associated with integrated model changes in the current period and lower DPAC amortization in the prior period due to lowering long-term interest rate assumptions in our individual life insurance business. Retirement and Investor Services operating expenses also increased $107.1 million, primarily due to an increase in DPAC amortization expense resulting from generally level equity markets in 2011, compared to improving equity markets in 2010, and to a lesser extent, an increase in non-deferrable commission expense and management fees, which resulted from an increase in average account values. Partially offsetting these increases was a $231.4 million decrease for the Corporate segment primarily due to lower staff related costs in our exited group medical insurance business.

  Income Taxes

        The effective income tax rates were 24% and 15% for the years ended December 31, 2011 and 2010, respectively. The effective income tax rate for the year ended December 31, 2011, was lower than the U.S. corporate income tax rate of 35% ("U.S. statutory rate") primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments and the interest exclusion from taxable income, which were partially offset by the impact of a court ruling on some uncertain tax positions. The effective income tax rate for the year ended December 31, 2010, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments and the interest exclusion from taxable income. The effective income tax rate increased to 24% from 15% for the years ended December 31, 2011 and 2010, respectively, primarily due to the impact of a 2011 court ruling on some uncertain tax positions.

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

        The following table presents the Retirement and Investor Services account value rollforward for the years indicated:

	For the year ended December 31,
	2011	2010	2009
	(in billions)
Account values, beginning of period	$178.3	$163.9	$146.1
Net cash flow (1)	4.3	(2.1)	(3.4)
Credited investment performance (2)	1.0	17.1	22.3
Other	(0.3)	(0.6)	(1.1)

Account values, end of period	$183.3	$178.3	$163.9

(1)
Includes net cash flow of $(0.7) billion, $(3.7) billion and $(5.2) billion for the years ended December 31, 2011, 2010 and 2009, respectively, resulting from the decision to scale back our investment only business.

(2)
The decrease in credited investment performance is primarily due to lower equity markets in the second half of 2011.

Retirement and Investor Services Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Retirement and Investor Services segment for the years indicated:

				Increase (decrease)
	For the year ended December 31,
				2011 vs. 2010	2010 vs. 2009
	2011	2010	2009
	(in millions)
Operating revenues:
Premiums and other considerations	$390.4	$332.2	$247.2	$58.2	$85.0
Fees and other revenues	1,431.2	1,361.3	1,243.9	69.9	117.4
Net investment income	2,252.5	2,430.9	2,550.4	(178.4)	(119.5)

Total operating revenues	4,074.1	4,124.4	4,041.5	(50.3)	82.9
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	1,996.7	2,128.7	2,217.5	(132.0)	(88.8)
Operating expenses	1,322.6	1,240.8	1,169.4	81.8	71.4

Total expenses	3,319.3	3,369.5	3,386.9	(50.2)	(17.4)

Operating earnings before income taxes	754.8	754.9	654.6	(0.1)	100.3
Income taxes	173.7	170.5	144.2	3.2	26.3

Operating earnings	$581.1	$584.4	$510.4	$(3.3)	$74.0

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

  Operating Earnings

        Operating earnings decreased $9.9 million in our investment only business primarily due to a decrease in fees, which stems from the early extinguishment of medium term notes in 2010 with no corresponding experience in 2011 and a decline in average account values resulting from negative net cash flow as the pace of contractual maturities remains higher than the amount of new deposits. In addition, operating earnings decreased $6.6 million and $5.6 million in our full service accumulation and individual annuities businesses, respectively, primarily due to an increase in DPAC amortization expense resulting from generally level equity markets in 2011, compared to improving equity markets in 2010. To a lesser extent, full service accumulation operating earnings decreased due to an increase in non-deferrable commission expense and management fees, which resulted from an increase in average account values. Partially offsetting the decreases in operating earnings was an $8.8 million increase in our Principal Funds business primarily due to higher fees stemming from an increase in average account values, which resulted from generally positive equity market performance since 2010. Furthermore, operating earnings increased $5.9 million in our full service payout business primarily due to a decrease in change in reserves resulting from a larger than normal reserve increase in the third quarter of 2010 with no corresponding activity in 2011, as well as a larger reserve release due to favorable mortality experience in 2011.

  Operating Revenues

        Premiums increased $117.1 million in our individual annuities business primarily due to an increase in sales of annuities with life contingencies stemming from expanding opportunities with our bank distribution partners. Partially offsetting the increase in premiums was a $58.9 million decrease in our full service payout business primarily due to a decrease in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.

        Fees increased $42.3 million and $23.1 million in our Principal Funds and full service accumulation businesses, respectively, primarily due to higher fees stemming from an increase in average account values, which resulted from generally positive equity market performance since 2010.

        Net investment income decreased primarily due to a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities, and a decline in reinvestment yields. The decrease in average invested assets primarily resulted from our decision to scale back our investment only business.

  Total Expenses

        Benefits, claims and settlement expenses decreased $108.3 million in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values, which primarily resulted from our decision to scale back this business. In addition, benefits, claims and settlement expenses decreased $77.0 million in our full service payout business primarily due to a decrease in change in reserves resulting from a decrease in sales of single premium group annuities with life contingencies and, to a lesser extent, a larger than normal reserve increase in the third quarter of 2010 with no corresponding activity in 2011, as well as a larger reserve release due to favorable mortality experience in 2011. Furthermore, benefits, claims and settlement expenses decreased $37.6 million in our full service accumulation business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates. Partially offsetting the decreases in benefits, claims and settlement expenses was an $89.8 million increase in our individual annuities business primarily due to an increase in change in reserves resulting from higher sales of annuities with life contingencies and continued growth in the block of business.

        Operating expenses increased $42.5 million and $21.1 million in our full service accumulation and individual annuities businesses primarily due to an increase in DPAC amortization expense resulting from generally level equity markets in 2011, compared to improving equity markets in 2010. To a lesser extent, operating expenses increased in our full service accumulation business due to an increase in non-deferrable commission expense and management fees, which resulted from an increase in average account values. In addition, operating expenses increased $28.5 million in our Principal Funds business primarily due to higher distribution and management fees resulting from an increase in sales and average account values.

  Income Taxes

        The effective income tax rate for the segment was 23% for the both the years ended December 31, 2011 and 2010. The effective income tax rate was lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

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

Principal Global Investors Segment

Principal Global Investors Trends

        Our overall AUM increased $7.7 billion in 2011 primarily due to improved market performance as well as the acquisition of Finisterre Capital and Origin in 2011. While we have continued to experience success in winning institutional asset management mandates and other client deposits, we have also continued to see client withdrawals driven by portfolio rebalancing and asset allocation strategies and client mergers.

        The following table provides a summary of Principal Global Investor's affiliated and third-party AUM as of the periods indicated:

	Principal Global Investors
As of	Affiliated AUM	Third-party AUM	Total AUM
	(in billions)
December 31, 2011	$145.4	$82.4	$227.8
December 31, 2010	141.4	78.7	220.1
December 31, 2009	131.5	73.8	205.3

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

        The following table presents the AUM rollforward for assets managed by Principal Global Investors for the years indicated:

	For the year ended December 31,
	2011	2010	2009
	(in billions)
AUM, beginning of period	$220.1	$205.3	$190.0
Net cash flow (1)	(1.8)	(7.0)	(7.7)
Investment performance (2)	6.1	22.3	28.5
Operations acquired (3)	4.3	—	—
Operations disposed (4)	—	—	(3.8)
Other	(0.9)	(0.5)	(1.7)

AUM, end of period	$227.8	$220.1	$205.3

(1)
Includes net cash flow of $(0.7) billion, $(3.7) billion and $(5.2) billion for the years ended December 31, 2011, 2010 and 2009, respectively, resulting from the Retirement and Investor Services segment's decision to scale back its investment only business.

(2)
The decrease in investment performance is primarily due to lower equity markets in the second half of 2011.

(3)
Reflects acquisition of Finisterre Capital and Origin in 2011.

(4)
Reflects disposition of certain asset management contracts within Post Advisory Group, LLC in 2009.

        The following table presents certain summary financial data relating to the Principal Global Investors segment for the years indicated:

				Increase (decrease)
	For the year ended December 31,
				2011 vs. 2010	2010 vs. 2009
	2011	2010	2009
	(in millions)
Operating revenues:
Fees and other revenues	$531.2	$467.2	$429.2	$64.0	$38.0
Net investment income	15.1	14.2	10.2	0.9	4.0

Total operating revenues	546.3	481.4	439.4	64.9	42.0
Expenses:
Total expenses	429.3	384.2	375.6	45.1	8.6

Operating earnings before income taxes	117.0	97.2	63.8	19.8	33.4
Income taxes	41.0	33.7	21.0	7.3	12.7
Operating earnings attributable to noncontrolling interest	2.0	5.0	4.6	(3.0)	0.4

Operating earnings	$74.0	$58.5	$38.2	$15.5	$20.3

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

  Operating Earnings

        Operating earnings increased due to higher fee revenues driven by an increase in average AUM. In addition, operating earnings increased due to higher borrower fees from our real estate business resulting from higher transaction volumes and higher servicing fees.

  Operating Revenues

        Fees increased primarily due to an increase in average AUM as well as increased performance fees in our equity business and higher borrower fees from our real estate business.

        Net investment income increased primarily due to earnings of our equity method investment in Finisterre Capital, which was acquired in July 2011.

  Total Expenses

        Total expenses increased primarily due to higher staff related costs resulting from higher compensation expense, as well as other expenses generally related to our acquisition of Origin in 2011.

  Income Taxes

        The effective income tax rate for the segment was 35% for both the years ended December 31, 2011 and 2010.

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

        Net investment income increased primarily due to losses in an equity method investment in 2009 with very little activity in 2010.

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

Principal International Segment Summary Financial Data

        AUM is a key indicator of earnings growth for the segment, as AUM is the base by which we can generate local currency profits. Net customer cash flow and market performance are the two main drivers of local currency AUM growth. Net customer cash flow reflects our ability to attract and retain client deposits. Market performance reflects the investment returns on our underlying AUM. The percentage growth or decline in the earnings of our Principal International segment will generally track with the percentage growth or decline in AUM. This trend may vary due to changes in business and/or product mix. Our financial results are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the countries in which we have business. AUM of our foreign subsidiaries is translated into U.S. dollar equivalents at the end of the reporting period using the spot foreign exchange rates. Revenue and expenses for our foreign subsidiaries are translated into U.S. dollar equivalents at the average foreign exchange rates.

        The following table presents the Principal International segment AUM rollforward for the years indicated:

	For the year ended December 31,
	2011	2010	2009
	(in billions)
AUM, beginning of period	$45.8	$34.6	$23.1
Net cash flow	5.5	4.7	3.2
Investment performance	3.5	4.1	4.0
Operations acquired (1)	3.1	0.7	—
Effect of exchange rates	(4.8)	1.9	4.5
Other	(0.3)	(0.2)	(0.2)

AUM, end of period	$52.8	$45.8	$34.6

(1)
Reflects the acquisition of HSBC AFORE in Mexico in August 2011.

        The following table presents certain summary financial data of the Principal International segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2011 vs. 2010	2010 vs. 2009
	2011	2010	2009
	(in millions)
Operating revenues:
Premiums and other considerations	$264.5	$255.2	$239.1	$9.3	$16.1
Fees and other revenues	168.5	147.7	116.0	20.8	31.7
Net investment income	476.5	377.0	207.0	99.5	170.0

Total operating revenues	909.5	779.9	562.1	129.6	217.8
Expenses:
Benefits, claims and settlement expenses	583.1	497.2	327.6	85.9	169.6
Operating expenses	168.6	145.1	115.2	23.5	29.9

Total expenses	751.7	642.3	442.8	109.4	199.5

Operating earnings before income taxes	157.8	137.6	119.3	20.2	18.3
Income taxes (benefits)	4.0	(0.4)	0.5	4.4	(0.9)
Operating earnings (losses) attributable to noncontrolling interest	(0.2)	1.1	(0.1)	(1.3)	1.2

Operating earnings	$154.0	$136.9	$118.9	$17.1	$18.0

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

  Operating Earnings

        Operating earnings increased primarily due to higher fees driven by higher average AUM as a result of net customer cash flows, market performance and the HSBC AFORE acquisition; the strengthening of the Latin American currencies against the U.S. dollar and higher earnings in our equity method investment in Brazil despite a reduction in the economic interest during 2Q 2010.

  Operating Revenues

        Premiums in Chile increased $9.6 million primarily due to the strengthening of the Chilean peso against the U.S. dollar, which was partially offset by lower sales of single premium annuities with life contingencies.

        Fees and other revenues increased primarily due to higher investment management fees driven by higher average AUM in Mexico as a result of the HSBC AFORE acquisition.

        Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile, the strengthening of the Latin American currencies against the U.S. dollar and higher earnings in our equity method investment in Brazil despite a reduction in the economic interest during 2Q 2010.

  Total Expenses

        Benefits, claims and settlement expenses in Chile increased $87.7 million primarily due to higher inflation-based interest crediting rates to customers and the strengthening of the Chilean peso against the U.S. dollar.

        Operating expenses increased primarily due to expenses related to the HSBC AFORE acquisition in Mexico, higher compensation expenses across the segment and the strengthening of the Latin American currencies against the U.S. dollar.

  Income Taxes

        The effective income tax rates for the segment were 3% and 0% for the years ended December 31, 2011 and 2010, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the presentation of taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates.

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

        Net investment income in Chile increased $169.8 million primarily due to higher inflation-based investment returns on average invested assets and cash as a result of inflation in 2010 compared to deflation in 2009 and the strengthening of the Chilean peso against the U.S. dollar.

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

  Income Taxes

        The effective income tax rate for the segment was 0% for both the years ended December 31, 2010 and 2009. The effective income tax rate was lower than the U.S. statutory rate primarily due to the presentation of taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rate.

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

        The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the years indicated:

For the year ended	Universal and variable universal life insurance fee revenues	Traditional life insurance premiums
	(in millions)
December 31, 2011 (1)	$515.9	$502.5
December 31, 2010	382.5	517.9
December 31, 2009	354.4	557.3

(1)
Includes $48.5 million of fee revenues due to the unlocking of unearned revenue resulting from integrated model changes in our individual life insurance business.

Specialty Benefits Insurance Trends

        Premium and fee growth for the individual disability line of our specialty benefits insurance business was driven by solid sales and retention. The group lines experienced a decline between 2009 and 2010 due to decreases in membership of existing employer customers and slightly lower sales. This changed, however, between 2010 and 2011 due to strong sales, increased membership of existing employer customers and stable lapse rates.

        The following table provides a summary of our specialty benefits insurance premium and fees for the years indicated:

	Premium and fees
For the year ended	Group dental and vision insurance	Group life insurance	Group disability insurance	Individual disability insurance	Wellness (1)
	(in millions)
December 31, 2011	$558.9	$319.1	$274.6	$216.3	$8.3
December 31, 2010	518.9	315.0	265.6	196.5	—
December 31, 2009	539.9	333.2	290.8	181.6	—

(1)
After making the decision to exit the group medical insurance business, wellness became part of the specialty benefits division starting January 1, 2011.

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

        The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2011 vs. 2010	2010 vs. 2009
	2011	2010	2009
	(in millions)
Operating revenues:
Premiums and other considerations	$1,724.0	$1,685.7	$1,776.6	$38.3	$(90.9)
Fees and other revenues	570.7	422.7	399.2	148.0	23.5
Net investment income	689.7	666.7	636.8	23.0	29.9

Total operating revenues	2,984.4	2,775.1	2,812.6	209.3	(37.5)
Expenses:
Benefits, claims and settlement expenses	1,549.5	1,718.0	1,651.2	(168.5)	66.8
Dividends to policyholders	207.6	218.4	239.4	(10.8)	(21.0)
Operating expenses	909.8	553.5	620.1	356.3	(66.6)

Total expenses	2,666.9	2,489.9	2,510.7	177.0	(20.8)

Operating earnings before income taxes	317.5	285.2	301.9	32.3	(16.7)
Income taxes	101.6	91.5	97.8	10.1	(6.3)

Operating earnings	$215.9	$193.7	$204.1	$22.2	$(10.4)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

  Operating Earnings

        Operating earnings increased due to lowering our long-term interest rate assumptions in the prior period in our individual life insurance business, which impacted reserves, DPAC and other actuarial balances and growth in our specialty benefits, universal life and variable universal life lines of business.

  Operating Revenues

        Premiums increased $69.9 million in our specialty benefits insurance business due to strong sales, stabilizing existing case membership and improved lapse rates. Premiums decreased $31.6 million in our individual life insurance business primarily due to the expected continued decline from the decreasing block of traditional life insurance business.

        Fees and other revenues increased $136.8 million in our individual life insurance business due to growth in the universal life and variable universal life lines of business and the unlocking of unearned revenue associated with integrated model changes.

  Total Expenses

        Benefits, claims and settlement expenses decreased $219.1 million in our individual life insurance business primarily due to integrated model changes in the current period and lowering our long-term interest rate assumptions in the prior period. This was partially offset by a $50.6 million increase resulting from continued growth in our specialty benefits insurance business.

        Operating expenses increased due to higher DPAC amortization in our individual life insurance business from the unlocking associated with integrated model changes in the current period and lower DPAC amortization in the prior period due to lowering our long-term interest rate assumptions, which had partially offsetting impacts on fee revenues and benefit expense. In addition, operating expenses increased due to growth in our specialty benefits, universal life and variable universal life lines of business.

  Income Taxes

        The effective income tax rate for the segment was 32% for both the years ended December 31, 2011 and 2010. The effective income tax rate was lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

  Operating Earnings

        Operating earnings decreased primarily due to lowering our long-term interest rate assumptions, which impacted reserves, DPAC and other actuarial balances in our individual life insurance business.

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

Corporate Segment

Corporate Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2011 vs. 2010	2010 vs. 2009
	2011	2010	2009
	(in millions)
Operating revenues:
Total operating revenues	$(189.2)	$(118.9)	$(143.4)	$(70.3)	$24.5
Expenses:
Total expenses	(5.2)	38.0	33.4	(43.2)	4.6

Operating losses before income taxes and preferred stock dividends	(184.0)	(156.9)	(176.8)	(27.1)	19.9
Income tax benefits	(72.9)	(61.4)	(71.4)	(11.5)	10.0
Preferred stock dividends	33.0	33.0	33.0	—	—
Operating earnings (losses) attributable to noncontrolling interest	2.8	0.2	(0.1)	2.6	0.3

Operating losses	$(146.9)	$(128.7)	$(138.3)	$(18.2)	$9.6

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

        Our liquidity is supported by a portfolio of U.S. government and agency and residential pass-through government-backed securities, of which we held $4.5 billion as of December 31, 2011, that may be utilized to bolster our liquidity position, as collateral for secured borrowing transactions with various third parties or by disposing of the securities in the open market if needed. As of December 31, 2011, approximately $11.3 billion, or 98%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our life insurance and annuity liabilities contain provisions limiting early surrenders.

        As of December 31, 2011 and 2010, we had short-term credit facilities with various financial institutions in an aggregate amount of $725.0 million and $719.8 million, respectively. As of December 31, 2011 and 2010, we had $105.2 million and $107.9 million, respectively, of outstanding borrowings related to our credit facilities, with $24.9 million of assets pledged as support as of December 31, 2011. None of these credit arrangements, other than our commercial paper back-stop facility, are committed facilities. Due to the financial strength and the strong relationships we have with these providers, as well as the small size of these facilities, we are comfortable that there is a very low risk that the financial institutions would not be able to fund these facilities. As of both December 31, 2011 and 2010, our credit facilities included a $579.0 million commercial paper program, of which $50.0 million was outstanding as of both December 31, 2011 and 2010. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2011 and 2010. The back-stop facility is a five year facility that matures in June 2012. The facility is supported by fourteen banks, most if not all of which have other relationships with us. We have no reason to believe that our current providers would be unable or unwilling to fund the facility if necessary. We are in the process of renewing the facility. It will continue to provide 100% support for our commercial paper program.

        The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc.    The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa ("the Commissioner") to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. In general, the current statutory limitations are the greater of (i) 10% of Principal Life's statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on these limitations, Principal Life could distribute approximately $507.7 million in 2012.

        Principal Life could have paid approximately $509.7 million in statutory dividends in 2011 based on its 2010 statutory financial results without being subject to the limitations on payment of stockholder dividends. Principal Life distributed paid-in and contributed surplus in the amount of $500.0 million to its parent company in 2011, which counts toward Principal Life's distribution capacity for the year. In addition, Principal Life requested and received permission from the Commissioner to pay an extraordinary dividend in the amount of $250.0 million, which was paid by Principal Life to its parent in 2011.

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

        Net cash provided by operating activities was $ 2,713.3 million, $2,791.7 million and $2,243.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid. The decrease in cash provided by operating activities in 2011 compared to 2010 was the result of a decrease in premiums and other consideration received, partially offset by a decrease in claims, due to our decision to exit the group medical insurance business. The decrease in cash provided by operating activities was also offset by fluctuations in receivables and payables associated with the timing of settlement. The increase in cash provided by operating activities in 2010 compared to 2009 was the result of increased cash flows from trading securities as well as an increase in fees and other revenue received.

        Net cash used in investing activities was $202.1 million for the year ended December 31, 2011, compared to net cash provided by investing activities of $27.5 million and $1,026.8 million for the years ended December 31, 2010 and 2009, respectively. The increase in cash used in investing activities in 2011 compared to 2010 was primarily due to purchases of interest in subsidiaries in 2011. The decrease in cash provided by investing activities in 2010 compared to 2009 was primarily due to an increase in net purchases of investments.

        Net cash used in financing activities was $1,554.7 million, $3,182.2 million and $3,637.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in cash used in financing activities in 2011 compared to 2010 is primarily due to a decrease in net withdrawals of Principal Life general account investment contracts, partially offset by an increase in cash used to repurchase treasury stock in 2011. The decrease in cash used in financing activities in 2010 compared to 2009 is primarily due to a decrease in net withdrawals of Principal Life general account investment contracts. Net withdrawals were higher in 2009 primarily due to our decision to scale back our investment only business. Also contributing to the decrease in cash used in financing activities was net proceeds from short-term debt in 2010 compared to net repayments of short-term debt in 2009. These increases were partially offset by cash received from the issuance of common stock and long-term debt in 2009 with no corresponding activity in 2010.

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

        Stockholders' Equity.    Proceeds from the issuance of our common stock were $25.9 million, $20.6 million and $1,123.0 million in 2011, 2010 and 2009, respectively.

        The following table summarizes our return of capital to common stockholders.

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Dividends to stockholders	$213.7	$176.2	$159.5
Repurchase of common stock	556.4	2.6	4.1

Total cash returned to stockholders	$770.1	$178.8	$163.6

Number of shares repurchased	21.1	0.1	0.3

        For additional stockholders' equity information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Stockholders' Equity."

Capitalization

        The following table summarizes our capital structure.

	December 31,
	2011	2010
	(in millions)
Debt:
Short-term debt	$105.2	$107.9
Long-term debt	1,564.8	1,583.7

Total debt	1,670.0	1,691.6
Stockholders' equity:
Equity excluding accumulated other comprehensive income	9,435.1	9,455.4

Total capitalization excluding accumulated other comprehensive income	$11,105.1	$11,147.0

Debt to equity excluding accumulated other comprehensive income	18%	18%
Debt to capitalization excluding accumulated other comprehensive income	15%	15%

        As of December 31, 2011, we had $576.2 million of excess capital, consisting of cash and highly liquid assets in the holding companies available for debt maturities, interest and preferred dividend expenses and other holding company obligations. We continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

Contractual Obligations

        The following table presents payments due by period for long-term contractual obligations as of December 31, 2011.

		Payments due in year ending
Contractual Obligations (1)	Total Payments	2012	2013 - 2014	2015 - 2016	2017 and thereafter
	(in millions)
Contractholder funds (2)	$64,345.9	$6,040.6	$12,208.4	$7,046.5	$39,050.4
Future policy benefits and claims (3)	34,492.5	2,016.6	3,101.7	2,918.1	26,456.1
Long-term debt (4)	1,564.8	2.7	415.9	95.1	1,051.1
Certificates of deposit (5)	909.9	647.6	171.0	91.0	0.3
Other long-term liabilities (6)	1,803.9	1,514.4	82.7	64.7	142.1
Capital leases	11.4	4.3	6.6	0.5	—
Long-term debt interest	1,486.6	114.8	206.8	158.2	1,006.8
Operating leases (7)	208.0	45.8	66.3	34.1	61.8
Purchase obligations (8)	573.8	543.5	18.7	11.6	—

Total contractual obligations	$105,396.8	$10,930.3	$16,278.1	$10,419.8	$67,768.6

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

Amounts included in the contractholder funds line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2011. The liability amount in our consolidated statements of financial position reflects either the account value (in the case of individual fixed annuities, universal life insurance and GICs) or the par value plus accrued interest and other adjustments (in the case of funding agreements and other investment contracts).

(3)
Amounts included in the future policy benefits and claims line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2011. The liability amount in our consolidated statements of financial position reflects estimated cash payments to policyholders, reductions for expected future premiums, assumptions with regard to the timing of cash payments and discounting for interest.

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

        We report the net funded status of our pension and other postretirement plans in the consolidated statements of financial position. The net funded status represents the differences between the fair value of plan assets and the projected benefit obligation for pension plans and other postretirement plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and other postretirement benefit obligation was $427.9 million pre-tax and $207.0 million pre-tax as of December 31, 2011 and 2010, respectively. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $281.2 million and $265.3 million as of December 31, 2011 and 2010, respectively.

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2012 in the range of $75-$125 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our other postretirement benefit plans in 2012 pending further analysis.

Contractual Commitments

        In connection with our banking business, we make additional commitments to extend credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A majority of these commitments are lines of credit and are expected to expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash funding requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund loans were $56.3 million as of December 31, 2011.

        We have made commitments to fund certain limited partnerships in which we are a limited partner. As of December 31, 2011, the amount of unfunded commitments was $37.0 million. We are only required to fund additional equity under these commitments when called upon to do so by the general partner; therefore, these commitments are not liabilities on our consolidated statements of financial position.

Off-Balance Sheet Arrangements

        Variable Interest Entities.    We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3, Variable Interest Entities." We have made commitments to fund certain limited partnerships, as previously discussed in "Contractual Commitments", some of which are classified as unconsolidated variable interest entities ("VIEs").

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

        A.M. Best Company, Inc., Fitch Rating Ltd., Moody's Investors Service and Standard & Poor's publish financial strength ratings on U.S. life insurance companies that are indicators of an insurance company's ability to meet contractholder and policyholder obligations. These rating agencies also assign credit ratings on non-life insurance entities, such as PFG and PFS. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner, and are important factors in overall funding profile and ability to access external capital. Such ratings are not a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time by the assigning rating agency.

        A.M. Best, Fitch, Moody's and Standard & Poor's maintain a stable outlook on the U.S. life insurance sector. However, these rating agencies note that current challenges for the industry such as global sovereign uncertainty, equity market volatility, impact of sustained low interest rates, weakness in the real estate market, lingering unemployment and weak consumer confidence are putting pressure on the stable outlook.

        The financial strength ratings of Principal Life and Principal National Life Insurance Company were affirmed with no change in outlook by Moody's in August 2011 and by A.M. Best and S&P in December 2011. In June 2011, Fitch affirmed the ratings of Principal Life and Principal National Life Insurance Company and changed the outlook to stable from negative.

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

        As of December 31, 2011, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2011, 3% of our net assets (liabilities) were Level 1, 96% were Level 2 and 1% were Level 3.

        As of December 31, 2010, 43% of our net assets (liabilities) were Level 1, 53% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2010, 2% of our net assets (liabilities) were Level 1, 96% were Level 2 and 2% were Level 3.

Changes in Level 3 fair value measurements

        Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2011, were $4,647.3 million as compared to $4,691.4 million as of December 31, 2010. The slight net decrease was primarily due to net transfers out of Level 3 and into Level 2 offset in part by unrealized gains on real estate separate account assets. The transfers included certain private corporate bonds we are now able to price using a matrix valuation approach as well as certain separate account assets for which we are now able to obtain pricing from a recognized third party pricing vendor.

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

Investments

        We had total consolidated assets as of December 31, 2011, of $148.3 billion, of which $66.2 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

        Invested assets as of December 31, 2011, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	December 31, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$35,350.3	53%	$35,426.8	54%
Private	14,628.1	22	14,329.8	22
Equity securities	481.9	1	486.8	1
Mortgage loans:
Commercial	9,396.6	14	9,609.0	14
Residential	1,330.6	2	1,516.1	2
Real estate held for sale	44.8	—	51.9	—
Real estate held for investment	1,048.1	2	1,011.6	2
Policy loans	885.1	1	903.9	1
Other investments	2,988.0	5	2,641.6	4

Total invested assets	66,153.5	100%	65,977.5	100%

Cash and cash equivalents	2,833.9		1,877.4

Total invested assets and cash	$68,987.4		$67,854.9

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

	For the year ended December 31,						Increase (decrease)
	2011		2010		2009		2011 vs. 2010		2010 vs. 2009
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	5.5%	$2,660.9	5.7%	$2,794.7	5.6%	$2,717.2	(0.2)%	$(133.8)	0.1%	$77.5
Equity securities	3.1	14.9	3.0	14.2	4.2	19.3	0.1	0.7	(1.2)	(5.1)
Mortgage loans — commercial	5.9	558.7	6.0	589.1	5.8	617.7	(0.1)	(30.4)	0.2	(28.6)
Mortgage loans — residential	6.4	90.5	5.2	84.2	4.0	71.2	1.2	6.3	1.2	13.0
Real estate	6.9	74.2	5.5	57.5	3.7	35.9	1.4	16.7	1.8	21.6
Policy loans	6.5	58.2	6.7	60.9	6.9	62.0	(0.2)	(2.7)	(0.2)	(1.1)
Cash and cash equivalents	0.4	8.5	0.4	7.2	0.5	13.0	—	1.3	(0.1)	(5.8)
Other investments	(0.3)	(7.1)	(0.9)	(21.8)	(0.9)	(24.0)	0.6	14.7	—	2.2

Total before investment expenses	5.1	3,458.8	5.3	3,586.0	5.1	3,512.3	(0.2)	(127.2)	0.2	73.7
Investment expenses	(0.1)	(83.0)	(0.1)	(89.5)	(0.1)	(111.5)	—	6.5	—	22.0

Net investment income	5.0%	$3,375.8	5.2%	$3,496.5	5.0%	$3,400.8	(0.2)%	$(120.7)	0.2%	$95.7

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Net investment income decreased due to lower yields and a decrease in average invested assets and cash primarily due to our decision to scale back our investment only business. These decreases were partially offset by higher inflation-based investment returns on average invested assets, most notably fixed maturities and other investments, as a result of higher inflation in Chile and the strengthening of Latin American currencies against the U.S. dollar. Further offsetting the decline in investment income were gains on sales of development real estate properties.

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

Net Realized Capital Gains (Losses)

        The following table presents the contributors to net realized capital gains and losses for our invested assets for the years indicated.

				Increase (decrease)
	For the year ended December 31,
				2011 vs. 2010	2010 vs. 2009
	2011	2010	2009
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(184.0)	$(229.0)	$(372.6)	$45.0	$143.6
Fixed maturities, available-for-sale — other	1.9	8.9	52.9	(7.0)	(44.0)
Fixed maturities, trading	(6.7)	17.5	49.3	(24.2)	(31.8)
Equity securities — credit impairments	(3.8)	3.7	(20.5)	(7.5)	24.2
Derivatives and related hedge activities (2)	(22.4)	30.8	(11.5)	(53.2)	42.3
Commercial mortgages	(18.7)	(53.0)	(120.1)	34.3	67.1
Other gains	111.4	29.6	24.2	81.8	5.4

Net realized capital losses	$(122.3)	$(191.5)	$(398.3)	$69.2	$206.8

(1)
Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedge activities, were a net gain of $9.5 million, $15.0 million, and $57.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

(2)
Includes fixed maturities, available-for-sale impairment-related net gain of $0.1 million and net loss of $2.8 million for December 31, 2010 and 2009, respectively.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

        Net realized capital losses on derivatives and related hedge activities increased due to losses versus gains on derivatives not designated as hedging instruments, including credit default swaps due to changes in credit spreads and currency forwards and currency swaps due to changes in exchange rates.

        Net realized capital losses on commercial mortgages decreased due to a lower valuation allowance provision in 2011 than in 2010. For additional information, see "U.S. Investment Operations — Mortgage Loans — Commercial Mortgage Loan Valuation Allowance."

        Other net realized capital gains increased due to a realized capital gain of $70.9 million in the second quarter of 2011 resulting from the sale of a portion of our interest in Catalyst Health Solutions, Inc., which is accounted for on the equity method, and a $77.6 million decrease in losses related to the residential mortgage loan loss provision for our bank and trust services business. In addition, other net realized capital gains in 2010 included an $80.1 million gain in the second quarter resulting from the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture.

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

        Net realized capital losses on commercial mortgages decreased due to a lower valuation allowance provision in 2010 than in 2009. For additional information, see "U.S. Investment Operations — Mortgage Loans — Commercial Mortgage Loan Valuation Allowance."

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

U.S. Investment Operations

        Of our invested assets, $61.0 billion were held by our U.S. operations as of December 31, 2011. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders' benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

  •
  credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest and

  •
  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

        Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of December 31, 2011, there were eleven members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
New mortgages	45%	44%	3.3x	3.5x
Entire mortgage portfolio	60%	66%	2.0x	1.8x

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

	December 31, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$32,081.2	53%	$31,956.6	53%
Private	14,628.1	24	14,329.8	24
Equity securities	395.9	1	424.1	1
Mortgage loans:
Commercial	9,386.0	15	9,599.6	16
Residential	746.0	1	877.5	1
Real estate held for sale	36.6	—	41.6	—
Real estate held for investment	1,047.3	2	1,010.7	2
Policy loans	861.6	1	879.7	1
Other investments	1,783.5	3	1,486.3	2

Total invested assets	60,966.2	100%	60,605.9	100%

Cash and cash equivalents	2,741.7		1,817.2

Total invested assets and cash	$63,707.9		$62,423.1

Fixed Maturities

        Fixed maturities consist of publicly traded and privately placed bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of December 31, 2011 and 2010, were $9.1 billion and $8.7 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933. Fixed maturities include trading portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. We held $279.1 million and $274.9 million of these trading securities as of December 31, 2011 and 2010, respectively.

        Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	December 31, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$1,004.7	2%	$929.1	2%
States and political subdivisions	3,041.1	7	2,826.9	6
Non-U.S. governments	676.1	1	424.2	1
Corporate — public	19,194.4	41	19,201.2	41
Corporate — private	11,920.7	26	12,065.1	26
Residential mortgage-backed pass-through securities	3,421.3	7	3,379.5	7
Commercial mortgage-backed securities	3,425.7	7	3,847.3	9
Residential collateralized mortgage obligations	1,403.8	3	1,435.4	3
Asset-backed securities	2,621.5	6	2,177.7	5

Total fixed maturities	$46,709.3	100%	$46,286.4	100%

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

        The international exposure held in our U.S. operation's fixed maturities portfolio was 26% and 27% of total fixed maturities as of December 31, 2011 and 2010, respectively. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation's fixed maturities portfolio for the periods indicated.

	December 31, 2011	December 31, 2010
	(in millions)
European Union	$4,132.1	$4,212.4
United Kingdom	2,329.5	2,332.4
Australia/New Zealand	1,490.1	1,539.0
Asia-Pacific	1,172.3	1,325.5
Latin America	868.8	790.4
Other countries (1)	2,139.8	2,313.2

Total	$12,132.6$	$12,512.9

(1)
Includes exposure from 14 countries as of December 31, 2011 and 15 countries as of December 31, 2010.

        International fixed maturities are determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2011 and 2010, our investments in Canada totaled $1,749.1 million and $1,578.0 million, respectively.

        Economic and fiscal conditions in select European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to cause credit concerns particularly to financial institutions and banks with exposure to the European periphery region. Our exposure to the region within our U.S. investment operations fixed maturities portfolio is modest and manageable, representing 2.4% and 2.6% of total fixed maturities as of December 31, 2011 and 2010, respectively. Additionally, we did not hold any sovereign debt issuances of the selected countries and had not bought or sold credit protection on sovereign issuances as of December 31, 2011 and 2010.

        The fixed maturities within our U.S. operations portfolio with exposure to the region are primarily corporate credit issuances of large multi-national companies where the majority of revenues are coming from outside the country where the parent company is domiciled. Our experience indicates multinational companies have demonstrated better market price performance and credit ratings stability. As of December 31, 2011, 97% of our total portfolio exposure consists of investment grade bonds with an average price of 97 (carrying value/amortized cost) and a weighted average time to maturity of 5 years.

        The following table presents the carrying amount of our European periphery zone fixed maturities exposure for the periods indicated:

	December 31, 2011
Select European Exposure	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$62.1	$53.7	$—	$152.2	$268.0
Non-financial institutions	7.1	295.5	223.9	19.9	284.5	830.9

Total	$7.1	$357.6	$277.6	$19.9	$436.7	$1,098.9

	December 31, 2010
Select European Exposure	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$75.1	$52.9	$—	$133.7	$261.7
Non-financial institutions	47.1	337.6	248.4	33.9	260.5	927.5

Total	$47.1	$412.7	$301.3	$33.9	$394.2	$1,189.2

        For further details on our International investment operations exposure to these European countries, see "International Investment Operations — Fixed Maturities Exposure."

        Fixed Maturities Credit Concentrations.    One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of December 31, 2011.

Amortized cost
(in millions)
Berkshire Hathaway Inc.	$205.6
AT&T Inc.	199.3
General Electric Co.	192.4
JPMorgan Chase & Co.	185.0
Bank of America Corp. (1)	182.9
Credit Suisse Group AG (1)	171.7
Wells Fargo & Co. (1)	171.0
Verizon Communications Inc.	154.4
Republic of Korea	151.1
Prudential Financial Inc.	146.8

Total top ten exposures	$1,760.2

(1)
Includes actual counterparty exposure.

        Fixed Maturities Valuation and Credit Quality.    Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further details regarding our pricing methodology. Once prices are determined, they are reviewed by analysts for reasonableness based on asset class and observable market data. In addition, investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the "watch list" are periodically analyzed by investment analysts or analysts that focus on troubled securities ("Workout Group"). This group then meets with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of prices. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

        The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners ("NAIC") monitors the bond investments of insurers for regulatory capital and reporting purposes and, when required, assigns securities to one of six investment categories. For certain bonds, the NAIC designations closely mirror the Nationally Recognized Statistical Rating Organizations' ("NRSRO") credit ratings. For most corporate bonds, NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by Standard & Poor's. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by Standard & Poor's.

        However, for loan-backed and structured securities, as defined by the NAIC, the NAIC rating is not always equivalent to an NRSRO rating as described below. For non-agency RMBS, PIMCO Advisors models and assigns the NAIC ratings. For CMBS, Blackrock Solutions undertakes the modeling and assignment of those NAIC ratings. Other loan-backed and structured securities may be subject to an intrinsic price matrix as provided by the NAIC. This may result in a final designation being higher or lower than the NRSRO credit rating.

        The following table presents our total fixed maturities by NAIC designation and the equivalent ratings of the NRSROs as of the periods indicated as well as the percentage, based on fair value, that each designation comprises.

		December 31, 2011			December 31, 2010
NAIC Rating	Rating Agency Equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	AAA/AA/A	$26,802.2	$28,115.1	60%	$26,765.7	$27,433.1	59%
2	BBB	14,570.4	15,195.9	33	14,445.7	15,027.8	33
3	BB	2,537.5	2,405.8	5	2,599.5	2,460.0	5
4	B	759.1	582.3	1	883.6	739.1	2
5	CCC and lower	329.4	255.5	1	567.1	451.5	1
6	In or near default	273.4	154.7	—	329.0	174.9	—

	Total fixed maturities	$45,272.0	$46,709.3	100%	$45,590.6	$46,286.4	100%

        Fixed maturities include 13 securities with an amortized cost of $149.7 million, gross gains of $6.9 million, gross losses of $0.3 million and a carrying amount of $156.3 million as of December 31, 2011, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

        Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios.    As of December 31, 2011, based on amortized cost, 55% of our CMBS portfolio had ratings of A or higher and 41% was issued in 2005 or before and 15% of our ABS home equity portfolio had ratings of A or higher and 87% was issued in 2005 or before.

        The following tables present our exposure by credit quality and year of issuance ("vintage") for our CMBS portfolio as of the periods indicated.

	December 31, 2011
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$147.0	$142.3	$81.3	$81.4	$72.2	$70.2	$94.6	$85.2	$117.8	$79.9	$512.9	$459.0
2004	146.5	149.6	56.8	56.9	45.2	41.6	25.1	18.8	79.4	54.7	353.0	321.6
2005	362.0	392.4	43.5	48.0	18.3	17.1	77.5	61.6	225.0	128.7	726.3	647.8
2006	203.4	209.2	4.8	5.6	58.6	62.9	14.6	14.5	151.9	89.9	433.3	382.1
2007	292.2	288.9	22.8	25.1	152.7	165.2	300.8	306.6	637.2	347.8	1,405.7	1,133.6
2008	—	—	15.0	16.3	33.1	36.4	—	—	38.1	32.7	86.2	85.4
2009	123.6	127.5	16.1	16.3	—	—	—	—	—	—	139.7	143.8
2010	76.2	80.8	7.7	7.6	—	—	—	—	—	—	83.9	88.4
2011	165.3	164.0	—	—	—	—	—	—	—	—	165.3	164.0

Total	$1,516.2	$1,554.7	$248.0	$257.2	$380.1	$393.4	$512.6	$486.7	$1,249.4	$733.7	$3,906.3	$3,425.7

	December 31, 2010
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$372.4	$368.5	$119.9	$120.8	$140.6	$136.5	$149.1	$138.9	$118.4	$77.3	$900.4	$842.0
2004	262.6	270.5	58.4	58.3	52.1	46.3	50.3	33.6	71.5	51.9	494.9	460.6
2005	411.0	439.3	28.6	30.8	25.3	20.4	92.8	75.3	214.2	120.4	771.9	686.2
2006	216.3	216.7	9.0	11.0	75.0	78.6	19.1	19.7	171.2	81.1	490.6	407.1
2007	376.8	374.2	65.7	70.3	179.8	191.4	278.4	280.2	648.1	317.5	1,548.8	1,233.6
2008	—	—	15.0	15.7	32.9	35.8	11.8	9.6	31.2	19.3	90.9	80.4
2009	91.3	95.0	—	—	—	—	—	—	—	—	91.3	95.0
2010	37.9	39.0	3.3	3.4	—	—	—	—	—	—	41.2	42.4

Total	$1,768.3	$1,803.2	$299.9	$310.3	$505.7	$509.0	$601.5	$557.3	$1,254.6	$667.5	$4,430.0	$3,847.3

        The following tables present our exposure by credit quality and vintage for our ABS home equity portfolio supported by subprime first lien mortgages as of the periods indicated.

	December 31, 2011
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$12.3	$12.3	$7.3	$7.0	$12.7	$12.0	$61.2	$54.8	$102.7	$77.1	$196.2	$163.2
2004	1.5	1.4	12.6	11.9	8.4	7.8	2.1	2.1	47.1	38.3	71.7	61.5
2005	—	—	3.0	3.1	—	—	—	—	67.8	43.3	70.8	46.4
2006	—	—	—	—	—	—	—	—	14.9	9.5	14.9	9.5
2007	—	—	—	—	—	—	—	—	37.2	27.8	37.2	27.8

Total	$13.8	$13.7	$22.9	$22.0	$21.1	$19.8	$63.3	$56.9	$269.7	$196.0	$390.8	$308.4

	December 31, 2010
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$34.2	$33.7	$55.1	$50.5	$8.2	$7.4	$52.8	$45.0	$64.8	$48.0	$215.1	$184.6
2004	27.7	26.0	4.3	4.2	25.5	21.8	11.9	11.0	5.2	4.5	74.6	67.5
2005	—	—	3.1	3.2	—	—	2.0	1.4	74.1	54.6	79.2	59.2
2006	—	—	—	—	—	—	—	—	15.7	11.0	15.7	11.0
2007	—	—	—	—	—	—	—	—	47.5	37.9	47.5	37.9

Total	$61.9	$59.7	$62.5	$57.9	$33.7	$29.2	$66.7	$57.4	$207.3	$156.0	$432.1	$360.2

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

	December 31, 2011	December 31, 2010
	($ in millions)
Total fixed maturities (public and private)	$46,709.3	$46,286.4

Problem fixed maturities (1)	$343.5	$378.7
Potential problem fixed maturities	166.3	237.6
Restructured problem fixed maturities	14.6	17.4

Total problem, potential problem and restructured fixed maturities	$524.4	$633.7

Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	1.12%	1.37%

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

        Each reporting period, a group of individuals including the Chief Investment Officer, our Portfolio Managers, members of our Workout Group and representatives from Investment Accounting review all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. The analysis focuses on each issuer's ability to service its debts in a timely fashion. Formal documentation of the analysis and our decision is approved by management.

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

        We would not consider a security with unrealized losses to be other than temporarily impaired when it is not our intent to sell the security, it is not more likely than not that we would be required to sell the security before recovery of the amortized cost, which may be maturity, and we expect to recover the amortized cost basis. However, we do sell securities under certain circumstances, such as when we have evidence of a change in the issuer's creditworthiness, when we anticipate poor relative future performance of securities, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

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

        The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $186.7 million, $244.7 million, and $428.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Fixed Maturities Available-for-Sale

        The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,520.7	$79.9	$445.5	$4,155.1
Finance — Brokerage	381.0	15.4	6.7	389.7
Finance — Finance Companies	216.2	8.9	4.7	220.4
Finance — Financial Other	532.4	55.5	1.1	586.8
Finance — Insurance	2,966.3	227.2	73.0	3,120.5
Finance — REITS	1,015.2	28.3	22.0	1,021.5
Industrial — Basic Industry	1,656.6	135.3	5.4	1,786.5
Industrial — Capital Goods	2,133.0	146.8	14.3	2,265.5
Industrial — Communications	2,033.2	179.9	23.8	2,189.3
Industrial — Consumer Cyclical	1,606.7	130.5	12.4	1,724.8
Industrial — Consumer Non-Cyclical	3,084.0	286.3	3.7	3,366.6
Industrial — Energy	1,978.4	220.9	1.2	2,198.1
Industrial — Other	596.1	32.5	3.9	624.7
Industrial — Technology	851.3	57.7	9.3	899.7
Industrial — Transportation	626.2	45.7	10.3	661.6
Utility — Electric	2,709.6	276.0	18.9	2,966.7
Utility — Natural Gas	1,034.2	100.2	1.8	1,132.6
Utility — Other	197.1	20.1	—	217.2
FDIC guaranteed	80.0	0.6	—	80.6
Government guaranteed	1,219.0	107.8	7.8	1,319.0

Total corporate securities	29,437.2	2,155.5	665.8	30,926.9
Residential mortgage-backed pass-through securities	3,130.8	185.6	0.7	3,315.7
Commercial mortgage-backed securities	3,894.3	117.0	597.6	3,413.7
Residential collateralized mortgage obligations	1,408.1	32.0	51.5	1,388.6
Asset-backed securities — Home equity (1)	390.8	0.2	82.6	308.4
Asset-backed securities — All other	1,808.0	68.1	2.9	1,873.2
Collateralized debt obligations — Credit	82.8	—	34.4	48.4
Collateralized debt obligations — CMBS	98.7	1.6	18.5	81.8
Collateralized debt obligations — Loans	203.2	0.3	8.8	194.7
Collateralized debt obligations — ABS	15.0	—	1.1	13.9

Total mortgage-backed and other asset-backed securities	11,031.7	404.8	798.1	10,638.4
U.S. government and agencies	772.3	32.8	—	805.1
States and political subdivisions	2,670.0	218.2	5.5	2,882.7
Non-U.S. governments	580.7	96.3	0.9	676.1

Total fixed maturities, available-for-sale	$44,491.9	$2,907.6	$1,470.3	$45,929.2

(1)
This exposure is all related to sub-prime mortgage loans.

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,598.3	$110.2	$279.2	$4,429.3
Finance — Brokerage	418.4	16.8	2.6	432.6
Finance — Finance Companies	267.3	11.2	4.5	274.0
Finance — Financial Other	446.6	36.1	2.3	480.4
Finance — Insurance	2,723.4	109.7	73.3	2,759.8
Finance — REITS	1,210.6	33.7	27.8	1,216.5
Industrial — Basic Industry	1,750.4	107.7	5.1	1,853.0
Industrial — Capital Goods	2,262.3	137.8	7.3	2,392.8
Industrial — Communications	2,184.4	163.4	11.9	2,335.9
Industrial — Consumer Cyclical	1,616.3	109.9	10.9	1,715.3
Industrial — Consumer Non-Cyclical	3,147.4	240.0	20.4	3,367.0
Industrial — Energy	2,069.5	166.7	5.0	2,231.2
Industrial — Other	657.6	36.6	5.5	688.7
Industrial — Technology	793.8	42.0	5.8	830.0
Industrial — Transportation	679.7	39.9	11.3	708.3
Utility — Electric	2,608.4	169.3	19.5	2,758.2
Utility — Natural Gas	1,073.2	75.1	3.4	1,144.9
Utility — Other	156.6	15.5	—	172.1
FDIC guaranteed	95.6	2.0	—	97.6
Government guaranteed	1,158.0	101.6	5.9	1,253.7

Total corporate securities	29,917.8	1,725.2	501.7	31,141.3
Residential mortgage-backed pass-through securities	3,047.8	122.1	5.9	3,164.0
Commercial mortgage-backed securities	4,424.9	118.0	700.7	3,842.2
Residential collateralized mortgage obligations	1,427.7	28.6	50.8	1,405.5
Asset-backed securities — Home equity (1)	432.1	0.6	72.5	360.2
Asset-backed securities — All other	1,325.1	24.5	1.2	1,348.4
Collateralized debt obligations — Credit	90.8	—	36.4	54.4
Collateralized debt obligations — CMBS	113.8	0.4	36.8	77.4
Collateralized debt obligations — Loans	141.2	0.8	6.6	135.4
Collateralized debt obligations — ABS	34.7	0.5	9.4	25.8

Total mortgage-backed and other asset-backed securities	11,038.1	295.5	920.3	10,413.3
U.S. government and agencies	748.5	21.0	0.2	769.3
States and political subdivisions	2,615.0	64.7	23.3	2,656.4
Non-U.S. governments	389.3	34.9	—	424.2

Total fixed maturities, available-for-sale	$44,708.7	$2,141.3	$1,445.5	$45,404.5

(1)
This exposure is all related to sub-prime mortgage loans.

        Of the $1,470.3 million in gross unrealized losses as of December 31, 2011, there were $7.1 million in losses attributed to securities scheduled to mature in one year or less, $113.6 million attributed to securities scheduled to mature between one to five years, $79.0 million attributed to securities scheduled to mature between five to ten years, $472.5 million attributed to securities scheduled to mature after ten years and $798.1 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2011, we were in a $1,437.3 million net unrealized gain position as compared to a $695.8 million net unrealized gain position as of December 31, 2010. Of the $741.5 million increase in net unrealized gains for the year ended December 31, 2011, an approximate $2.2 billion net unrealized gain can be attributed to an approximate 98 basis points decrease in interest rates offset in part by net unrealized losses related to other market factors, primarily from widening of credit spreads.

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

	December 31, 2011				December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,497.9	$1,989.8	$435.0	$30,052.7	$28,496.5	$1,429.0	$394.5	$29,531.0
Private	12,298.2	757.4	373.8	12,681.8	12,071.9	621.4	406.4	12,286.9
Below investment grade:
Public	1,834.4	21.3	365.1	1,490.6	2,087.8	39.1	305.3	1,821.6
Private	1,861.4	139.1	296.4	1,704.1	2,052.5	51.8	339.3	1,765.0

Total fixed maturities, available-for-sale	$44,491.9	$2,907.6	$1,470.3	$45,929.2	$44,708.7	$2,141.3	$1,445.5	$45,404.5

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	December 31, 2011
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$897.5	$14.1	$472.0	$4.9	$1,369.5	$19.0
Greater than three to six months	1,022.9	33.7	747.1	24.0	1,770.0	57.7
Greater than six to nine months	420.3	40.7	337.4	20.2	757.7	60.9
Greater than nine to twelve months	61.8	5.5	65.2	3.4	127.0	8.9
Greater than twelve to twenty-four months	135.0	15.8	184.5	20.5	319.5	36.3
Greater than twenty-four to thirty-six months	65.7	16.3	30.0	5.5	95.7	21.8
Greater than thirty-six months	1,122.5	308.9	1,138.0	295.3	2,260.5	604.2

Total fixed maturities, available-for-sale	$3,725.7	$435.0	$2,974.2	$373.8	$6,699.9	$808.8

	December 31, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,534.3	$45.9	$999.8	$21.9	$3,534.1	$67.8
Greater than three to six months	157.9	6.8	59.3	1.4	217.2	8.2
Greater than six to nine months	186.3	5.5	65.1	2.1	251.4	7.6
Greater than nine to twelve months	103.3	3.4	5.1	0.1	108.4	3.5
Greater than twelve to twenty-four months	92.0	19.6	81.7	10.7	173.7	30.3
Greater than twenty-four to thirty-six months	541.6	86.1	437.0	89.4	978.6	175.5
Greater than thirty-six months	1,440.9	227.2	1,485.5	280.8	2,926.4	508.0

Total fixed maturities, available-for-sale	$5,056.3	$394.5	$3,133.5	$406.4	$8,189.8	$800.9

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	December 31, 2011
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$123.4	$3.6	$72.3	$6.3	$195.7	$9.9
Greater than three to six months	71.3	8.1	165.4	12.4	236.7	20.5
Greater than six to nine months	74.3	11.5	30.8	1.9	105.1	13.4
Greater than nine to twelve months	16.9	9.5	29.5	1.6	46.4	11.1
Greater than twelve to twenty-four months	42.2	11.8	18.9	4.4	61.1	16.2
Greater than twenty-four to thirty-six months	17.9	3.6	1.3	0.3	19.2	3.9
Greater than thirty-six months	693.0	317.0	483.5	269.5	1,176.5	586.5

Total fixed maturities, available-for-sale	$1,039.0	$365.1	$801.7	$296.4	$1,840.7	$661.5

	December 31, 2010
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$70.1	$1.0	$70.9	$4.6	$141.0	$5.6
Greater than three to six months	15.1	0.3	8.9	0.1	24.0	0.4
Greater than six to nine months	7.2	1.1	—	—	7.2	1.1
Greater than nine to twelve months	32.0	1.2	11.5	0.6	43.5	1.8
Greater than twelve to twenty-four months	5.9	1.9	0.2	0.1	6.1	2.0
Greater than twenty-four to thirty-six months	233.9	43.9	175.1	89.0	409.0	132.9
Greater than thirty-six months	807.4	255.9	495.8	244.9	1,303.2	500.8

Total fixed maturities, available-for-sale	$1,171.6	$305.3	$762.4	$339.3	$1,934.0	$644.6

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	December 31, 2011
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$42.4	$14.0	$231.7	$75.5	$274.1	$89.5
Greater than three to six months	74.4	32.2	587.3	263.9	661.7	296.1
Greater than six to nine months	18.2	11.6	77.6	47.2	95.8	58.8
Greater than nine to twelve months	3.5	1.6	6.9	8.5	10.4	10.1
Greater than twelve months	171.9	262.4	452.8	387.6	624.7	650.0

Total fixed maturities, available-for-sale	$310.4	$321.8	$1,356.3	$782.7	$1,666.7	$1,104.5

	December 31, 2010
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$39.6	$11.1	$57.7	$16.5	$97.3	$27.6
Greater than three to six months	0.9	1.1	15.1	4.9	16.0	6.0
Greater than six to nine months	0.1	—	113.8	33.3	113.9	33.3
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	251.4	403.6	792.8	529.4	1,044.2	933.0

Total fixed maturities, available-for-sale	$292.0	$415.8	$979.4	$584.1	$1,271.4	$999.9

Mortgage Loans

        Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $9,386.0 million and $9,599.6 million as of December 31, 2011 and 2010, respectively. The carrying amount of our residential mortgage loan portfolio was $746.0 million and $877.5 million as of December 31, 2011 and 2010, respectively.

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

        Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 22% of our commercial mortgage loan portfolio as of both December 31, 2011 and 2010. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

        The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of both December 31, 2011 and 2010, 30% of the commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 975 and 1,033 as of December 31, 2011 and 2010, respectively. The average loan size of our commercial mortgage portfolio was $9.7 million and $9.4 million as of December 31, 2011 and 2010, respectively.

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

        There was a significant increase in the level of problem, potential problem, and restructured commercial mortgages during 2009 due to the impact of the U.S. recession on commercial real estate, peaking at year-end 2009. There was a decrease in the level of problem, potential problem and restructured commercial mortgages during 2011 primarily due to loan payoffs, foreclosures, and improvement in collateral occupancies and values. The South Atlantic, Pacific, and East North Central regions accounted for over 90% of the problem, potential problem and restructured commercial mortgages as of December 31, 2011. The South Atlantic region accounted for the majority of the problem, potential problem, and restructured commercial mortgages as of December 31, 2010. Office and apartment properties accounted for 60% of the problem, potential problem and restructured commercial mortgages as of December 31, 2011. Apartments and industrial properties accounted for over half of the problem, potential problem and restructured commercial mortgages as of December 31, 2010.

        The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated.

	December 31, 2011	December 31, 2010
	($ in millions)
Total commercial mortgages	$9,386.0	$9,599.6

Problem commercial mortgages (1)	$112.7	$35.7
Potential problem commercial mortgages	152.8	317.7
Restructured problem commercial mortgages	7.5	7.5

Total problem, potential problem and restructured commercial mortgages	$273.0	$360.9

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	2.91%	3.76%

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

        The valuation allowance decreased $15.8 million for the year ended December 31, 2011, and decreased $51.9 million for the year ended December 31, 2010. The decrease in the level of valuation allowance during 2011 was related to the same market factors as those causing the decrease in the level of problem, potential problem and restructured commercial mortgages during the year ended December 31, 2011. The decrease in the level of valuation allowance during 2010 was primarily related to loan write downs, payoffs and loan sales and the related release of valuation allowance, which is partially offset by current period provisions. The South Atlantic region accounted for the highest level of reserves at both December 31, 2011 and 2010.

        The following table represents our commercial mortgage valuation allowance for the periods indicated.

	December 31, 2011	December 31, 2010
	($ in millions)
Balance, beginning of period	$80.6	$132.5
Provision	17.0	54.1
Charge-offs	(32.9)	(106.0)
Recoveries	0.1	—

Balance, end of period	$64.8	$80.6

Valuation allowance as % of carrying value before reserves	0.69%	0.83%

        Residential Mortgage Loans.    The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $611.0 million and $719.3 million and first lien mortgages with an amortized cost of $171.0 million and $195.9 million as of December 31, 2011 and 2010, respectively, primarily held by our Bank and Trust Services business. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $24.0 million as of both December 31, 2011 and 2010. We establish the residential mortgage loan valuation allowance at levels considered adequate to absorb probable losses within the portfolio based on management's evaluation of the size and current risk characteristics of the portfolio. Such evaluation considers numerous factors, including, but not limited to net charge-off trends, loss forecasts, collateral values, geographic location, borrower credit scores, delinquency rates, industry condition and economic trends. The changes in the valuation allowance are reported in net realized capital gains (losses) on our consolidated statements of operations.

        Our residential mortgage loan portfolio, and in particular our home equity loan portfolio, experienced an increase in loss severity from sustained elevated levels of unemployment along with continued depressed collateral values in 2010. While these factors continued to drive charge-offs in 2011, losses declined from the prior year due to declining loan balances. The following table represents our residential mortgage valuation allowance for the periods indicated.

	December 31, 2011	December 31, 2010
	($ in millions)
Balance, beginning of period	$37.7	$28.7
Provision	28.5	97.6
Charge-offs	(33.4)	(89.7)
Recoveries	3.2	1.1

Balance, end of period	$36.0	$37.7

Valuation allowance as % of carrying value before reserves	4.6%	4.1%

Real Estate

        Real estate consists primarily of commercial equity real estate. As of December 31, 2011 and 2010, the carrying amount of our equity real estate investment was $1,083.9 million, or 2%, and $1,052.3 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

        Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale." Real estate held for investment totaled $1,047.3 million and $1,010.7 million as of December 31, 2011 and 2010, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the year ended December 31, 2011 and 2010, there were no such impairment adjustments.

        The carrying amount of real estate held for sale was $36.6 million and $41.6 million as of December 31, 2011 and 2010, respectively. There were no valuation allowances as of December 31, 2011 or 2010. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

        We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

        Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of December 31, 2011. By property type, there is a concentration in office, industrial and retail that represented approximately 77% of the equity real estate portfolio as of December 31, 2011.

Other Investments

        Our other investments totaled $1,783.5 million as of December 31, 2011, compared to $1,486.3 million as of December 31, 2010. Derivative assets accounted for $1,156.5 million and $1,058.5 million in other investments as of December 31, 2011 and 2010, respectively. The remaining invested assets primarily include equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners.

International Investment Operations

        Of our invested assets, $5.2 billion were held by our Principal International segment as of December 31, 2011. The assets are managed by either our Principal Global Investors segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of December 31, 2011 and 2010, were fixed maturities, other investments, residential mortgage loans and equity securities. In addition, policy loans are included in our invested assets. The following table excludes invested assets of the separate accounts.

	December 31, 2011		December 31, 2010
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities — Public	$3,269.1	63%	$3,470.2	65%
Equity securities	86.0	2	62.7	1
Mortgage loans:
Commercial	10.6	—	9.4	—
Residential	584.6	11	638.6	12
Real estate held for sale	8.2	—	10.3	—
Real estate held for investment	0.8	—	0.9	—
Policy loans	23.5	1	24.2	—
Other investments	1,204.5	23	1,155.3	22

Total invested assets	5,187.3	100%	5,371.6	100%

Cash and cash equivalents	92.2		60.2

Total invested assets and cash	$5,279.5		$5,431.8

        Investments in equity method subsidiaries and direct financing leases accounted for $669.7 million and $507.5 million, respectively, of other investments as of December 31, 2011. Investments in equity method subsidiaries and direct financing leases accounted for $667.0 million and $443.1 million, respectively, of other investments as of December 31, 2010. The remaining other investments as of both December 31, 2011 and 2010, are primarily related to derivative assets and seed money investments.

Fixed Maturities Exposure

        Economic and fiscal conditions in select European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to cause credit concerns particularly to financial institutions and banks with exposure to the European periphery region. Our exposure to the region within our International investment operations fixed maturities portfolio is manageable, representing 7.7% and 8.8% of our total International invested assets as of December 31, 2011 and 2010, respectively. Portfolio holdings with exposure to this region consist of fixed maturities issued in the same countries as our International operations by local subsidiaries of the European parent. Nearly all of the exposure is to bonds issued in Chile. In addition, we did not hold any sovereign debt issuances of the selected countries and had not bought or sold credit protection on sovereign issuances as of December 31, 2011 and 2010.

        Financial sector exposure is to local subsidiary banks, subject to local capital requirements and banking regulation. The current financial exposure carries an average AAA local rating from S&P and the average time to maturity is 19 years. Non-financial sector exposure consists primarily of infrastructure bonds, which are backed by the project itself, often with minimum revenue guarantees from the government. The current non-financial exposure carries an average AA local rating from S&P. The current Italian exposure has an average time to maturity of 15 years. In addition, the current Spanish exposure has an average time to maturity of 14 years. As of December 31, 2011, our total portfolio exposure had an average price of 107 (carrying value/amortized cost).

        The following table presents the carrying amount of our European periphery zone fixed maturities exposure for the periods indicated.

	December 31, 2011			December 31, 2010
Select European Exposure	Italy	Spain	Total	Italy	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$241.5	$241.5	$—	$286.4	$286.4
Non-financial institutions	52.5	112.4	164.9	53.3	137.0	190.3

Total	$52.5	$353.9	$406.4	$53.3	$423.4	$476.7

        For further details on our U.S. investment operations exposure to these European countries, see "U.S. Investment Operations — Fixed Maturities."

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

        We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of December 31, 2011, approximately $11.3 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity.

        We are also exposed to interest rate risk based upon the discount rate assumption used for purposes of valuing our pension and other post retirement benefit obligations. For further discussion of interest rate risk associated with these obligations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans."

        Duration-Managed.    Our exposure to interest rate risk stems largely from our substantial holdings of guaranteed fixed rate liabilities in our Retirement and Investor Services segment. We actively manage the duration of assets and liabilities in these products by minimizing the difference between the two.

        As of December 31, 2011, the difference between the asset and liability durations on our primary duration-managed portfolio was -0.35, as compared to -0.28 as of December 31, 2010. This duration gap indicates that, as of December 31, 2011, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. As of December 31, 2011, the mismatch exceeds our duration gap guideline due to temporary asset and liability spread mismatches. However, our cash flow studies reflect our general practice to hold assets and liabilities to maturity and indicate that the interest rate risk is sufficiently managed. The value of the assets in this portfolio was $26,811.6 million and $26,601.9 million as of December 31, 2011 and 2010, respectively.

        Duration-Monitored.    For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of December 31, 2011, the weighted-average difference between the asset and liability durations on these portfolios was -3.03, as compared to -1.54 as of December 31, 2010. This duration gap indicates that, as of December 31, 2011, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $25,650.8 million and $24,720.0 million as of December 31, 2011 and 2010, respectively.

        Non Duration-Managed.    We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,400.0 million and $5,167.8 million as of December 31, 2011 and 2010, respectively.

        Using the assumptions and data in effect as of December 31, 2011, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $871.9 million, compared with an estimated $455.4 million increase as of December 31, 2010. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	December 31, 2011
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$26,811.6	3.59	(0.35)	$93.8
Duration-monitored	25,650.8	4.18	(3.03)	778.1
Non duration-managed	5,400.0	3.97	N/A	N/A

Total	$57,862.4			$871.9

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

        See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Valuation and Impairment of Fixed Income Investments" for additional discussion of the impact interest rate increases would have on fixed maturities, available-for-sale.

        Debt Issued and Outstanding.    The primary risk for our long-term borrowings is interest rate risk at the time of maturity or early redemption, when we may be required to refinance these obligations. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach.

        The aggregate fair value of long-term debt, excluding accrued interest, was $1,750.7 million and $1,756.3 million, as of December 31, 2011 and 2010, respectively. As of December 31, 2011, a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $129.1 million, as compared to an estimated $143.1 million increase as of December 31, 2010. As of December 31, 2011, a 100 basis point immediate, parallel increase in interest rates would decrease the fair value of debt by approximately $118.1 million, as compared to an estimated $128.4 million decrease as of December 31, 2010. Debt is not recorded at fair value on the consolidated statements of financial position.

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

        Derivatives in our portfolio with interest rate sensitivity were in a net liability position with a fair value of $424.6 million and $309.9 million as of December 31, 2011 and 2010, respectively. The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	December 31, 2011
			Fair value (no accrued interest)
	Notional amount	Weighted average term (years) (1)	-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$19,498.3	5.18	$(408.9)	$(459.8)	$(501.3)
Futures (2)	522.0	0.25	(35.9)	(3.3)	29.1
Interest rate collars	500.0	11.15	70.5	38.5	20.2
Swaptions	68.5	0.16	—	—	—

Total	$20,588.8		$(374.3)	$(424.6)	$(452.0)

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

        We estimate that as of December 31, 2011, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2010. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

        For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $171.6 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2011, as compared to an estimated $161.6 million, or 10%, reduction as of December 31, 2010. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $16.9 million, or 11%, reduction in the operating earnings of our international operations for the year ended December 31, 2011, as compared to an estimated $14.8 million, or 11%, reduction for the year ended December 31, 2010.

        The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

        Use of Derivatives to Manage Foreign Currency Risk.    The foreign currency risk on funding agreements and fixed maturities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $2,454.3 million and $2,995.4 million as of December 31, 2011 and 2010, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,390.1 million and $1,558.5 million as of December 31, 2011 and 2010, respectively.

        With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. Our operations in Chile had currency swaps with a notional amount of $75.4 million and $61.3 million as of December 31, 2011 and 2010, respectively, which were used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $147.3 million and $72.3 million as of December 31, 2011 and 2010, respectively, in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

        Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2011 or 2010.

Equity Risk

        Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of December 31, 2011 and 2010, the fair value of our equity securities was $481.9 million and $486.8 million, respectively. As of December 31, 2011, a 10% decline in the value of the equity securities would result in an unrealized loss of $48.2 million, as compared to an estimated unrealized loss of $48.7 million as of December 31, 2010.

        We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to change in investment prices and the risk that asset management fees calculated by reference to performance could be lower. We estimate that an immediate 10% decline in the Standard & Poor's index, followed by a 2% per quarter increase would reduce our annual operating earnings by approximately four to six percent. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition costs and other actuarial balances. For further discussion, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Policy Acquisition Costs and Other Actuarial Balances."

        The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our exposure will change as a result of changes in our mix of business.

        We also have equity risk associated with (1) fixed deferred annuity contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to receive at least the principal deposit back through withdrawals of a specified annual amount, even if the account value is reduced to zero; (3) variable annuity contacts that have a GMDB that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount; (4) investment-type contracts in which the return is tied to an external equity index and (5) investment-type contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our benefit plans. For further discussion of equity risk associated with these plans, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans."

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

        The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. We recognized a pre-tax gain (loss) on the derivatives used to economically hedge our GMWB market risk of $166.6 million and $(21.2) million for the years ended December 31, 2011 and 2010, respectively. We recognized a pre-tax gain (loss) on the change in fair value of the GMWB embedded derivative that is primarily related to market risk impacts (excluding spread reflecting our own creditworthiness), of $(227.1) million and $16.2 million for the years ended December 31, 2011 and 2010, respectively. Additionally, we recognized a pre-tax gain (loss) on the change in value of the GMWB liability related to other factors, of $95.6 million and $(13.7) million for the years ended December 31, 2011 and 2010, respectively, primarily related to incorporating a spread reflecting our own creditworthiness. We reflect the actual and expected changes in value of the GMWB embedded derivative and the associated hedging instruments in our estimated gross profits, which resulted in a pre-tax increase in DPAC amortization of $37.7 million and $9.4 million for the years ended December 31, 2011 and 2010, respectively.

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

        We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $607.0 million and $374.5 million as of December 31, 2011 and 2010, respectively. We had credit exposure through credit default swaps with a notional amount of $147.4 million and $140.0 million as of December 31, 2011 and 2010, respectively, by investing in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $775.9 million and $967.9 million as of December 31, 2011 and 2010, respectively.

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

        Based on our accounting policy, our disclosed exposure measures the fair value of derivatives that have become favorable to us and, therefore, is a combined credit exposure if all of the involved counterparties failed to fulfill their obligations. In the hypothetical scenario where all of our counterparties fail to fulfill their obligations, our exposure would be $1,245.1 million; however, including collateral received our exposure would be reduced to $1,008.1 million at December 31, 2011. For further information on derivative exposure, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments" under the caption, "Exposure."

        We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. Netting positive and negative exposures would yield an exposure of $276.7 million, which is reduced to $39.7 million with pledged collateral at December 31, 2011. As of December 31, 2011, we held total collateral of $237.0 million in the form of cash and securities and we posted $502.4 million in cash and securities as collateral to our counterparties. We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As a result of our management of our counterparty risk and the collateralization of our derivative portfolio, any deterioration in our derivative counterparties' credit would not materially impact our financial statements as of December 31, 2011.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited Principal Financial Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). Management of Principal Financial Group, Inc. ("the Company") is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Principal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Principal Financial Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 15, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for credit derivatives embedded in beneficial interests in securitized financial assets effective July 1, 2010; for variable interest entities effective January 1, 2010 and for other-than-temporary impairments on debt securities and for the treatment of noncontrolling interests effective January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 15, 2012

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,
	2011	2010
	(in millions)
Assets
Fixed maturities, available-for-sale (2011 and 2010 include $214.2 million and $257.9 million related to consolidated variable interest entities)	$49,006.7	$48,636.3
Fixed maturities, trading (2011 and 2010 include $132.4 million and $131.4 million related to consolidated variable interest entities)	971.7	1,120.3
Equity securities, available-for-sale	77.1	169.9
Equity securities, trading (2011 and 2010 include $207.6 million and $158.6 million related to consolidated variable interest entities)	404.8	316.9
Mortgage loans	10,727.2	11,125.1
Real estate	1,092.9	1,063.5
Policy loans	885.1	903.9
Other investments (2011 and 2010 include $97.8 million and $128.7 million related to consolidated variable interest entities, of which $97.5 million and $128.3 million are measured at fair value under the fair value option)	2,988.0	2,641.6

Total investments	66,153.5	65,977.5
Cash and cash equivalents (2011 and 2010 include $317.7 million and $100.0 million related to consolidated variable interest entities)	2,833.9	1,877.4
Accrued investment income	615.2	666.1
Premiums due and other receivables	1,245.2	1,063.0
Deferred policy acquisition costs	3,313.5	3,529.8
Property and equipment	457.2	458.7
Goodwill	482.3	345.4
Other intangibles	890.6	834.6
Separate account assets	71,364.4	69,555.3
Other assets	942.2	1,323.3

Total assets	$148,298.0	$145,631.1

Liabilities
Contractholder funds	$37,676.4	$37,301.1
Future policy benefits and claims	20,207.9	20,046.3
Other policyholder funds	543.7	592.2
Short-term debt	105.2	107.9
Long-term debt	1,564.8	1,583.7
Income taxes currently payable	3.1	6.2
Deferred income taxes	533.4	409.9
Separate account liabilities	71,364.4	69,555.3
Other liabilities (2011 and 2010 include $565.2 million and $433.6 million related to consolidated variable interest entities, of which $88.4 million and $114.5 million are measured at fair value under the fair value option)	6,286.1	6,143.5

Total liabilities	138,285.0	135,746.1
Stockholders' equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2011 and 2010	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2011 and 2010	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 450.3 million and 448.5 million shares issued, and 301.1 million and 320.4 million shares outstanding in 2011 and 2010	4.5	4.5
Additional paid-in capital	9,634.7	9,563.8
Retained earnings	5,077.5	4,612.3
Accumulated other comprehensive income	201.9	272.4
Treasury stock, at cost (149.2 million and 128.1 million shares in 2011 and 2010)	(5,281.7)	(4,725.3)

Total stockholders' equity attributable to Principal Financial Group, Inc.	9,637.0	9,727.8
Noncontrolling interest	376.0	157.2

Total stockholders' equity	10,013.0	9,885.0

Total liabilities and stockholders' equity	$148,298.0	$145,631.1

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2011	2010	2009
	(in millions, except per share data)
Revenues
Premiums and other considerations	$2,891.0	$3,555.5	$3,750.6
Fees and other revenues	2,565.1	2,298.1	2,096.0
Net investment income	3,375.8	3,496.5	3,400.8
Net realized capital gains, excluding impairment losses on available-for-sale securities	75.0	48.7	54.9
Total other-than-temporary impairment losses on available-for-sale securities	(147.6)	(296.3)	(714.1)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(49.7)	56.1	260.9

Net impairment losses on available-for-sale securities	(197.3)	(240.2)	(453.2)

Net realized capital losses	(122.3)	(191.5)	(398.3)

Total revenues	8,709.6	9,158.6	8,849.1
Expenses
Benefits, claims and settlement expenses	4,454.1	5,338.4	5,334.5
Dividends to policyholders	210.2	219.9	242.2
Operating expenses	3,057.7	2,759.0	2,526.6

Total expenses	7,722.0	8,317.3	8,103.3

Income before income taxes	987.6	841.3	745.8
Income taxes	236.4	124.1	100.1

Net income	751.2	717.2	645.7
Net income attributable to noncontrolling interest	36.2	17.9	23.0

Net income attributable to Principal Financial Group, Inc.	715.0	699.3	622.7
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$682.0	$666.3	$589.7

Earnings per common share
Basic earnings per common share	$2.17	$2.08	$1.98

Diluted earnings per common share	$2.15	$2.06	$1.97

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders' equity
	(in millions)
Balances at January 1, 2009	$—	$0.1	$3.9	$8,376.5	$3,722.5	$(4,911.6)	$(4,718.6)	$96.5	$2,569.3
Common stock issued	—	—	0.6	1,122.4	—	—	—	—	1,123.0
Stock-based compensation and additional related tax benefits	—	—	—	39.9	(1.9)	—	—	—	38.0
Treasury stock acquired, common	—	—	—	—	—	—	(4.1)	—	(4.1)
Dividends to common stockholders	—	—	—	—	(159.5)	—	—	—	(159.5)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(7.1)	(7.1)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	10.1	10.1
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(45.9)	—	—	—	0.2	(45.7)
Effects of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	9.9	(9.9)	—	—	—
Comprehensive income:
Net income	—	—	—	—	622.7	—	—	23.0	645.7
Net unrealized gains, net	—	—	—	—	—	3,693.1	—	—	3,693.1
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(152.9)	—	—	(152.9)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	168.2	—	0.2	168.4
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	171.1	—	—	171.1

Comprehensive income									4,525.4

Balances at December 31, 2009	—	0.1	4.5	9,492.9	4,160.7	(1,042.0)	(4,722.7)	122.9	8,016.4
Common stock issued	—	—	—	20.6	—	—	—	—	20.6
Stock-based compensation and additional related tax benefits	—	—	—	50.3	(2.4)	—	—	—	47.9
Treasury stock acquired, common	—	—	—	—	—	—	(2.6)	—	(2.6)
Dividends to common stockholders	—	—	—	—	(176.2)	—	—	—	(176.2)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(7.8)	(7.8)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	24.0	24.0
Effects of implementation of accounting change related to variable interest entities, net	—	—	—	—	(10.7)	10.7	—	—	—
Effects of electing fair value option for fixed maturities upon implementation of accounting change related to embedded credit derivatives, net	—	—	—	—	(25.4)	25.4	—	—	—
Comprehensive income:
Net income	—	—	—	—	699.3	—	—	17.9	717.2
Net unrealized gains, net	—	—	—	—	—	1,070.6	—	—	1,070.6
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	(33.5)	—	—	(33.5)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	33.2	—	0.2	33.4
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	208.0	—	—	208.0

Comprehensive income									1,995.7

Balances at December 31, 2010	$—	$0.1	$4.5	$9,563.8	$4,612.3	$272.4	$(4,725.3)	$157.2	$9,885.0

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity — (continued)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders' equity
	(in millions)
Balances at January 1, 2011	$—	$0.1	$4.5	$9,563.8	$4,612.3	$272.4	$(4,725.3)	$157.2	$9,885.0
Common stock issued	—	—	—	25.9	—	—	—	—	25.9
Stock-based compensation and additional related tax benefits	—	—	—	47.0	(3.1)	—	—	—	43.9
Treasury stock acquired, common	—	—	—	—	—	—	(556.4)	—	(556.4)
Dividends to common stockholders	—	—	—	—	(213.7)	—	—	—	(213.7)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(9.8)	(9.8)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	196.7	196.7
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2.0)	—	—	—	(3.7)	(5.7)
Comprehensive income:
Net income	—	—	—	—	715.0	—	—	36.2	751.2
Net unrealized gains, net	—	—	—	—	—	213.7	—	—	213.7
Noncredit component of impairment losses on fixed maturities, available-for-sale, net	—	—	—	—	—	31.4	—	—	31.4
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(142.7)	—	(0.6)	(143.3)
Unrecognized postretirement benefit obligation, net of related income taxes	—	—	—	—	—	(172.9)	—	—	(172.9)

Comprehensive income									680.1

Balances at December 31, 2011	$—	$0.1	$4.5	$9,634.7	$5,077.5	$201.9	$(5,281.7)	$376.0	$10,013.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Operating activities
Net income	$751.2	$717.2	$645.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	538.0	205.9	92.2
Additions to deferred policy acquisition costs	(520.5)	(496.3)	(482.4)
Accrued investment income	50.9	25.8	58.8
Net cash flows for trading securities	110.8	188.3	(127.4)
Premiums due and other receivables	(220.4)	(9.6)	(126.9)
Contractholder and policyholder liabilities and dividends	1,090.7	1,384.2	1,530.9
Current and deferred income taxes	51.3	60.9	65.7
Net realized capital losses	122.3	191.5	398.3
Depreciation and amortization expense	115.8	164.7	138.5
Mortgage loans held for sale, acquired or originated	(132.3)	(60.6)	(61.2)
Mortgage loans held for sale, sold or repaid, net of gain	82.0	61.2	75.4
Real estate acquired through operating activities	(37.4)	—	(19.8)
Real estate sold through operating activities	141.8	121.6	5.2
Stock-based compensation	43.4	47.6	37.2
Other	525.7	189.3	12.8

Net adjustments	1,962.1	2,074.5	1,597.3

Net cash provided by operating activities	2,713.3	2,791.7	2,243.0
Investing activities
Available-for-sale securities:
Purchases	(6,742.4)	(7,187.9)	(7,933.3)
Sales	980.7	1,684.6	3,439.8
Maturities	5,760.8	5,161.3	4,568.1
Mortgage loans acquired or originated	(1,484.9)	(1,272.0)	(586.5)
Mortgage loans sold or repaid	1,793.1	1,798.0	1,704.4
Real estate acquired	(129.9)	(53.8)	(62.2)
Net purchases of property and equipment	(56.9)	(21.5)	(26.2)
Purchases of interest in subsidiaries, net of cash acquired	(270.5)	—	(45.7)
Net change in other investments	(52.1)	(81.2)	(31.6)

Net cash provided by (used in) investing activities	(202.1)	27.5	1,026.8
Financing activities
Issuance of common stock	25.9	20.6	1,123.0
Acquisition of treasury stock	(556.4)	(2.6)	(4.1)
Proceeds from financing element derivatives	75.9	79.3	122.0
Payments for financing element derivatives	(46.5)	(46.5)	(67.4)
Excess tax benefits from share-based payment arrangements	2.0	1.0	0.2
Dividends to common stockholders	(213.7)	(176.2)	(159.5)
Dividends to preferred stockholders	(33.0)	(33.0)	(33.0)
Issuance of long-term debt	—	2.3	745.1
Principal repayments of long-term debt	(12.2)	(11.1)	(468.2)
Net proceeds from (repayments of) short-term borrowings	3.2	1.7	(405.1)
Investment contract deposits	6,302.1	4,283.8	4,224.1
Investment contract withdrawals	(7,079.0)	(7,343.4)	(8,752.7)
Net increase (decrease) in banking operation deposits	(18.5)	46.2	43.9
Other	(4.5)	(4.3)	(5.7)

Net cash used in financing activities	(1,554.7)	(3,182.2)	(3,637.4)

Net increase (decrease) in cash and cash equivalents	956.5	(363.0)	(367.6)
Cash and cash equivalents at beginning of year	1,877.4	2,240.4	2,608.0

Cash and cash equivalents at end of year	$2,833.9	$1,877.4	$2,240.4

Supplemental Information:
Cash paid for interest	$154.1	$123.4	$129.9
Cash paid for income taxes	$152.8	$55.2	$75.4

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

1. Nature of Operations and Significant Accounting Policies

Description of Business

        Principal Financial Group, Inc. ("PFG"), along with its consolidated subsidiaries, is a diversified financial services organization engaged in promoting retirement savings and investment and insurance products and services in the U.S. and selected international markets.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of PFG and all other entities in which we directly or indirectly have a controlling financial interest as well as those variable interest entities ("VIEs") in which we are the primary beneficiary. Entities in which we have significant management influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). All significant intercompany accounts and transactions have been eliminated.

        Reclassifications have been made to prior period financial statements to conform to the December 31, 2011, presentation.

Closed Block

        Principal Life Insurance Company ("Principal Life") operates a closed block ("Closed Block") for the benefit of individual participating dividend-paying policies in force at the time of the 1998 mutual insurance holding company ("MIHC") formation. See Note 6, Closed Block, for further details.

Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. This new guidance will be effective for us for interim and annual reporting periods beginning January 1, 2013, with retrospective application required and is not expected to have a material impact on our consolidated financial statements.

        Also in December 2011, the FASB issued authoritative guidance that requires a reporting entity to follow the real estate sales guidance when the reporting entity ceases to have a controlling financial interest in a subsidiary that is in-substance real estate as a result of a default on the subsidiary's nonrecourse debt. This guidance will be effective for us on January 1, 2013, and is not expected to have a material impact on our consolidated financial statements.

        In September 2011, the FASB issued authoritative guidance that amends how goodwill is tested for impairment. The amendments provide an option to perform a qualitative assessment to determine whether it is necessary to perform the annual two-step quantitative goodwill impairment test. This guidance will be effective for our 2012 goodwill impairment test and is not expected to have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued authoritative guidance that changes the presentation of comprehensive income in the financial statements. The new guidance eliminates the presentation options contained in current guidance and instead requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that show the components of net income and other comprehensive income, including adjustments for items that are reclassified from other comprehensive income to net income. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance will be effective for us on January 1, 2012, and is not expected to have a material impact on our consolidated financial statements. In December 2011, the FASB issued a final standard to defer the new requirement to present reclassification adjustments out of other comprehensive income to net income on the face of the financial statements. All other requirements contained in the original statement on comprehensive income are still effective.

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

        Also in April 2011, the FASB issued authoritative guidance which clarifies when creditors should classify a loan modification as a troubled debt restructuring ("TDR"). A TDR occurs when a creditor grants a concession to a debtor experiencing financial difficulties. Loans denoted as a TDR are considered impaired and are specifically reserved for when calculating the allowance for credit losses. This guidance also ends the indefinite deferral issued in January 2011 surrounding new disclosures on loans classified as a TDR required as part of the credit quality disclosures guidance issued in July 2010. This guidance was effective for us on July 1, 2011, and was applied retrospectively to restructurings occurring on or after January 1, 2011. This guidance did not have a material impact on our consolidated financial statements. See Note 4, Investments, for further details.

        In October 2010, the FASB issued authoritative guidance that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the successful acquisition of new or renewal insurance contracts. Capitalized costs should include incremental direct costs of contract acquisition, as well as certain costs related directly to acquisition activities such as underwriting, policy issuance and processing, medical and inspection and sales force contract selling. This guidance will be effective for us on January 1, 2012. We will adopt this guidance retrospectively. Our retrospective adoption will result in a reduction to the opening balance of retained earnings of approximately $640.0 million at January 1, 2012.

        In July 2010, the FASB issued authoritative guidance that requires new and expanded disclosures related to the credit quality of financing receivables and the allowance for credit losses. Reporting entities are required to provide qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables. The disclosures are required to be presented on a disaggregated basis by portfolio segment and class of financing receivable. Disclosures required by the guidance that relate to the end of a reporting period were effective for us in our December 31, 2010, consolidated financial statements. Disclosures required by the guidance that relate to an activity that occurs during a reporting period were effective for us on January 1, 2011, and did not have a material impact on our consolidated financial statements. See Note 4, Investments, for further details.

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

        In March 2010, the FASB issued authoritative guidance that amends and clarifies the guidance on evaluation of credit derivatives embedded in beneficial interests in securitized financial assets, including asset-backed securities ("ABS"), credit-linked notes, collateralized loan obligations and collateralized debt obligations ("CDOs"). This guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. We adopted this guidance effective July 1, 2010, and within the scope of this guidance reclassified fixed maturities with a fair value of $75.3 million from available-for-sale to trading. The cumulative change in accounting principle related to unrealized losses on these fixed maturities resulted in a net $25.4 million decrease to retained earnings, with a corresponding increase to accumulated other comprehensive income ("AOCI").

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

        In December 2007, the FASB issued authoritative guidance requiring that the acquiring entity in a business combination establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including any noncontrolling interests, and requires the acquirer to disclose additional information needed to more comprehensively evaluate and understand the nature and financial effect of the business combination. In addition, direct acquisition costs are to be expensed. We adopted this guidance on January 1, 2009.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

        A description of such critical estimates is incorporated within the discussion of the related accounting policies that follow. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our businesses and operations. Actual results could differ from these estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity date of three months or less when purchased.

Investments

        Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred stock. Equity securities include mutual funds, common stock and nonredeemable preferred stock. We classify fixed maturities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 14, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders' equity, net of adjustments related to DPAC, sales inducements, unearned revenue reserves, policyholder liabilities, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to hedged portions of available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). We also have a minimal amount of assets within trading securities portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. Mark-to-market adjustments related to these trading securities are reflected in net investment income.

        The cost of fixed maturities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturities and equity securities classified as available-for-sale is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are primarily reported in net income as a component of net realized capital gains (losses), with noncredit impairment losses for certain fixed maturities, available-for-sale reported in OCI. Interest income, as well as prepayment fees and the amortization of the related premium or discount, is reported in net income. For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated cash flows.

        Real estate investments are reported at cost less accumulated depreciation. The initial cost basis of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost basis of the properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $44.8 million and $51.9 million as of December 31, 2011 and 2010, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

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

        Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision and impairments of real estate held for investment. Investment gains and losses on sales of

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

certain real estate held for sale that do not meet the criteria for classification as a discontinued operation and mark-to-market adjustments on trading securities that support investment strategies that involve the active and frequent purchase and sale of fixed maturities are reported as net investment income and are excluded from net realized capital gains (losses).

        Policy loans and other investments, excluding investments in unconsolidated entities and commercial mortgage loans of consolidated VIEs for which the fair value option was elected, are primarily reported at cost.

Derivatives

        Overview.    Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivatives generally used by us include interest rate swaps, interest rate collars, swaptions, futures, currency swaps, currency forwards, credit default swaps, options and total return swaps. Derivatives may be exchange traded or contracted in the over-the-counter market. Derivative positions are either assets or liabilities in the consolidated statements of financial position and are measured at fair value, generally by obtaining quoted market prices or through the use of pricing models. See Note 14, Fair Value Measurements, for policies related to the determination of fair value. Fair values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, and market volatility and liquidity.

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

        Participating business represented approximately 15%, 16% and 17% of our life insurance in force and 50%, 53% and 55% of the number of life insurance policies in force at December 31, 2011, 2010 and 2009, respectively. Participating business represented approximately 47%, 49% and 52% of life insurance premiums for the years ended December 31, 2011, 2010 and 2009, respectively. The amount of dividends to policyholders is declared annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

Reinsurance

        We enter into reinsurance agreements with other companies in the normal course of business. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2011 and 2010, our largest exposures to a single third-party reinsurer in our individual life insurance business was $25.3 billion and $23.3 billion of life insurance in force, representing 16% and 15% of total net individual life insurance in force, respectively. The reinsurance recoverable related to this single third party reinsurer recorded in our consolidated statements of financial position was $22.6 million and $27.5 million at December 31, 2011 and 2010, respectively.

        The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Premiums and other considerations:
Direct	$3,208.0	$3,859.8	$4,047.6
Assumed	3.0	3.5	5.2
Ceded	(320.0)	(307.8)	(302.2)

Net premiums and other considerations	$2,891.0	$3,555.5	$3,750.6

Benefits, claims and settlement expenses:
Direct	$4,842.7	$5,507.2	$5,564.5
Assumed	34.3	36.8	38.9
Ceded	(422.9)	(205.6)	(268.9)

Net benefits, claims and settlement expenses	$4,454.1	$5,338.4	$5,334.5

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1. Nature of Operations and Significant Accounting Policies — (continued)

        At December 31, 2011 and 2010, the separate accounts include a separate account valued at $146.5 million and $221.7 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

2. Goodwill and Other Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement and Investor Services	Principal Global Investors	Principal International	U.S. Insurance Solutions	Corporate	Consolidated
	(in millions)
Balances at January 1, 2010	$72.6	$169.0	$56.3	$43.4	$45.1	$386.4
Impairment	—	—	—	—	(43.6)	(43.6)
Foreign currency translation	—	—	4.2	—	—	4.2
Other	—	—	(1.6)	—	—	(1.6)

Balances at December 31, 2010	72.6	169.0	58.9	43.4	1.5	345.4
Goodwill from acquisitions	—	68.0	86.2	—	—	154.2
Foreign currency translation	—	—	(17.3)	—	—	(17.3)
Other	—	—	—	1.5	(1.5)	—

Balances at December 31, 2011	$72.6	$237.0	$127.8	$44.9	$—	$482.3

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

Finite Lived Intangible Assets

        Amortized intangible assets that continue to be subject to amortization over a weighted average remaining expected life of 13 years were as follows:

	December 31,
	2011			2010
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Present value of future profits	$191.7	$47.9	$143.8	$148.7	$48.7	$100.0
Other finite lived intangible assets	218.9	139.3	79.6	194.3	128.5	65.8

Total amortized intangible assets	$410.6	$187.2	$223.4	$343.0	$177.2	$165.8

        During 2010, we fully amortized other finite lived intangible assets of $1.7 million. We had no fully amortized other finite lived intangible assets in 2011.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

2. Goodwill and Other Intangible Assets — (continued)

        The changes in the carrying amount of PVFP, reported in our Principal International segment were as follows (in millions):

Balance at January 1, 2009	$84.4
Interest accrued	7.6
Amortization	(8.9)
Foreign currency translation	5.1
Other	10.2

Balance at December 31, 2009	98.4
Interest accrued	8.0
Amortization	(11.5)
Foreign currency translation	5.1

Balance at December 31, 2010	100.0
Acquisitions	67.4
Interest accrued	9.4
Amortization	(14.2)
Foreign currency translation	(18.8)

Balance at December 31, 2011	$143.8

        At December 31, 2011, the estimated amortization expense, net of interest accrued, related to PVFP for the next five years is as follows (in millions):

Year ending December 31:
2012	$2.2
2013	2.3
2014	3.3
2015	4.3
2016	5.2

        Other Finite Lived Intangible Assets.    During 2010, we recorded a $1.6 million pre-tax impairment loss as an operating expense related to finite lived intangible assets with a gross carrying amount of $6.0 million and $4.4 million of accumulated amortization at the time of impairment resulting from our decision to exit the group medical insurance business. During 2009, we recognized an impairment of $6.5 million associated with a customer-based intangible acquired as part of our acquisition of WM Advisors, Inc. This impairment had no impact on our consolidated statement of operations for the Retirement and Investor Services segment, as the cash flows associated with this intangible are credited to an outside party.

        The amortization expense for intangible assets with finite useful lives was $11.3 million, $18.9 million and $35.2 million for 2011, 2010 and 2009, respectively. At December 31, 2011, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2012	$13.3
2013	11.5
2014	10.5
2015	8.9
2016	8.8

Indefinite Lived Intangible Assets

        The net carrying amount of unamortized indefinite lived intangible assets was $667.2 million and $668.8 million as of December 31, 2011 and 2010, respectively. As of both December 31, 2011 and 2010, $608.0 million relates to investment management contracts associated with our December 31, 2006, acquisition of WM Advisors, Inc.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

3. Variable Interest Entities — (continued)

        The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

	Grantor trusts	Collateralized private investment vehicles	CMBS	Hedge funds (2)	Total
	(in millions)
December 31, 2011
Fixed maturities, available-for-sale	$199.2	$15.0	$—	$—	$214.2
Fixed maturities, trading	—	132.4	—	—	132.4
Equity securities, trading	—	—	—	207.6	207.6
Other investments	—	—	97.5	0.3	97.8
Cash and cash equivalents	—	—	—	317.7	317.7
Accrued investment income	1.2	0.1	0.6	—	1.9
Premiums due and other receivables	—	—	—	39.1	39.1

Total assets	$200.4	$147.5	$98.1	$564.7	$1,010.7

Deferred income taxes	$2.2	$—	$—	$—	$2.2
Other liabilities (1)	136.9	143.8	64.5	220.0	565.2

Total liabilities	$139.1	$143.8	$64.5	$220.0	$567.4

December 31, 2010
Fixed maturities, available-for-sale	$243.1	$14.8	$—	$—	$257.9
Fixed maturities, trading	—	131.4	—	—	131.4
Equity securities, trading	—	—	—	158.6	158.6
Other investments	—	—	128.4	0.3	128.7
Cash and cash equivalents	—	55.0	—	45.0	100.0
Accrued investment income	0.7	0.1	0.8	—	1.6
Premiums due and other receivables	—	1.6	—	13.9	15.5

Total assets	$243.8	$202.9	$129.2	$217.8	$793.7

Deferred income taxes	$2.4	$—	$—	$—	$2.4
Other liabilities (1)	135.8	132.6	94.1	71.1	433.6

Total liabilities	$138.2	$132.6	$94.1	$71.1	$436.0

(1)
Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; collateralized private investment vehicles include derivative liabilities, financial guarantees and obligation to redeem notes at maturity or termination of the trust; CMBS includes obligation to the bondholders; and hedge funds include liabilities to securities brokers.

(2)
The consolidated statements of financial position included a $343.6 million and $145.9 million noncontrolling interest for hedge funds as of December 31, 2011 and December 31, 2010, respectively.

        We did not provide financial or other support to investees designated as VIEs for the years ended December 31, 2011 and 2010.

Unconsolidated Variable Interest Entities

Invested Securities

        We hold a variable interest in a number of VIEs where we are not the primary beneficiary. Our investments in these VIEs are reported in fixed maturities, available-for-sale; fixed maturities, trading and other investments in the consolidated statements of financial position and are described below.

        VIEs include CMBS, residential mortgage-backed pass-through securities ("RMBS") and ABS. All of these entities were deemed VIEs because the equity within these entities is insufficient to sustain them. We determined we are not the primary beneficiary in any of the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security that controls the unilateral right to replace the special servicer or equivalent function.

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

        We have invested in partnerships, some of which are classified as VIEs. The partnership returns are in the form of return of capital, interest income or income tax credits. These entities are classified as VIEs as the general partner does not have an equity investment at risk in the entity. We have determined we are not the primary beneficiary because we are not the general partner, who makes all the significant decisions for the entity.

        The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	Asset carrying value	Maximum exposure to loss (1)
	(in millions)
December 31, 2011
Fixed maturities, available-for-sale:
Corporate	$544.0	$392.6
Residential mortgage-backed pass-through securities	3,343.0	3,155.8
Commercial mortgage-backed securities	3,413.7	3,894.3
Collateralized debt obligations	338.8	399.7
Other debt obligations	3,570.2	3,606.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	105.6	105.6
Commercial mortgage-backed securities	12.0	12.0
Collateralized debt obligations	51.4	51.4
Other debt obligations	64.9	64.9
Other investments:
Other limited partnership interests	76.3	76.3
December 31, 2010
Fixed maturities, available-for-sale:
Corporate	$429.0	$367.7
Residential mortgage-backed pass-through securities	3,196.2	3,077.9
Commercial mortgage-backed securities	3,842.2	4,424.9
Collateralized debt obligations	293.0	380.5
Other debt obligations	3,114.1	3,184.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	215.5	215.5
Commercial mortgage-backed securities	5.1	5.1
Collateralized debt obligations	87.2	87.2
Other debt obligations	118.8	118.8
Other investments:
Other limited partnership interests	71.7	71.7

(1)
Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and other investments. Our risk of loss is limited to our initial investment measured at fair value for our fixed maturities, trading.

Sponsored Investment Funds

        We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities' net assets. As of both December 31, 2011 and 2010, these VIEs held $1.7 billion in total assets. During 2010, we chose to contribute $3.2 million to these VIEs for competitive reasons and have no contractual obligation to further contribute to the funds.

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

Notes to Consolidated Financial Statements — (continued)

4. Investments

Fixed Maturities and Equity Securities

        The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI (1)	Fair value
	(in millions)
December 31, 2011
Fixed maturities, available-for-sale:
U.S. government and agencies	$772.3	$32.8	$—	$—	$805.1
Non-U.S. governments	917.6	180.5	1.4	—	1,096.7
States and political subdivisions	2,670.0	218.2	5.5	—	2,882.7
Corporate	31,954.1	2,321.3	699.5	19.4	33,556.5
Residential mortgage-backed pass-through securities	3,155.8	187.9	0.7	—	3,343.0
Commercial mortgage-backed securities	3,894.3	117.0	429.4	168.2	3,413.7
Collateralized debt obligations	399.7	1.9	55.8	7.0	338.8
Other debt obligations	3,606.9	100.3	47.0	90.0	3,570.2

Total fixed maturities, available-for-sale	$47,370.7	$3,159.9	$1,239.3	$284.6	$49,006.7

Total equity securities, available-for-sale	$74.9	$8.7	$6.5		$77.1

December 31, 2010
Fixed maturities, available-for-sale:
U.S. government and agencies	$748.5	$21.0	$0.2	$—	$769.3
Non-U.S. governments	744.7	127.9	—	—	872.6
States and political subdivisions	2,615.0	64.7	23.3	—	2,656.4
Corporate	32,523.8	1,913.7	527.0	18.0	33,892.5
Residential mortgage-backed pass-through securities	3,077.9	124.2	5.9	—	3,196.2
Commercial mortgage-backed securities	4,424.9	118.0	506.1	194.6	3,842.2
Collateralized debt obligations	380.5	1.7	51.8	37.4	293.0
Other debt obligations	3,184.9	53.7	40.0	84.5	3,114.1

Total fixed maturities, available-for-sale	$47,700.2	$2,424.9	$1,154.3	$334.5	$48,636.3

Total equity securities, available-for-sale	$180.0	$8.1	$18.2		$169.9

(1)
Excludes $28.9 million and $58.6 million as of December 31, 2011 and 2010, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date.

        The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2011, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$3,006.4	$3,044.9
Due after one year through five years	13,045.7	13,476.7
Due after five years through ten years	9,166.0	9,860.2
Due after ten years	11,095.9	11,959.2

Subtotal	36,314.0	38,341.0
Mortgage-backed and other asset-backed securities	11,056.7	10,665.7

Total	$47,370.7	$49,006.7

        Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

Net Investment Income

        Major categories of net investment income are summarized as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Fixed maturities, available-for-sale	$2,596.2	$2,702.1	$2,679.3
Fixed maturities, trading	64.7	92.6	37.9
Equity securities, available-for-sale	10.5	11.4	16.8
Equity securities, trading	4.4	2.8	2.5
Mortgage loans	649.2	673.3	688.9
Real estate	74.2	57.5	35.9
Policy loans	58.2	60.9	62.0
Cash and cash equivalents	8.5	7.2	13.0
Derivatives	(196.1)	(174.4)	(128.3)
Other	189.0	152.6	104.3

Total	3,458.8	3,586.0	3,512.3
Investment expenses	(83.0)	(89.5)	(111.5)

Net investment income	$3,375.8	$3,496.5	$3,400.8

Net Realized Capital Gains and Losses

        The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$26.4	$63.7	$123.3
Gross losses	(158.8)	(339.9)	(703.9)
Other-than-temporary impairment losses reclassified to (from) OCI	(49.7)	56.1	260.9
Hedging, net	130.5	142.2	(229.1)
Fixed maturities, trading	(6.7)	17.5	49.3
Equity securities, available-for-sale:
Gross gains	2.2	8.9	27.0
Gross losses	(6.4)	(3.2)	(46.5)
Equity securities, trading	20.3	27.7	39.4
Mortgage loans	(42.1)	(152.2)	(153.6)
Derivatives	(180.5)	(143.9)	263.3
Other	142.5	131.6	(28.4)

Net realized capital losses	$(122.3)	$(191.5)	$(398.3)

        Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $0.9 billion, $1.6 billion and $3.3 billion in 2011, 2010 and 2009, respectively.

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

        Impairment losses on equity securities are recognized in net income and are measured as the difference between amortized cost and fair value. The way in which impairment losses on fixed maturities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, we recognize an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion in net income and the noncredit loss portion in OCI ("bifurcated OTTI").

        Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Fixed maturities, available-for-sale	$(143.8)	$(300.0)	$(693.6)
Equity securities, available-for-sale	(3.8)	3.7	(20.5)

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(147.6)	(296.3)	(714.1)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	(49.7)	56.1	260.9

Net impairment losses on available-for-sale securities	$(197.3)	$(240.2)	$(453.2)

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

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Beginning balance	$(325.7)	$(204.7)	$(18.5)
Credit losses for which an other-than-temporary impairment was not previously recognized	(37.8)	(112.4)	(168.5)
Credit losses for which an other-than-temporary impairment was previously recognized	(135.6)	(109.7)	(52.7)
Reduction for credit losses previously recognized on fixed maturities now sold or intended to be sold	68.2	53.2	33.4
Reduction for credit losses previously recognized on fixed maturities reclassified to trading (1)	—	44.4	—
Net reduction (increase) for positive changes in cash flows expected to be collected and amortization (2)	(3.9)	3.5	1.6

Ending balance	$(434.8)	$(325.7)	$(204.7)

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

Gross Unrealized Losses for Fixed Maturities and Equity Securities

        For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	December 31, 2011
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Non-U.S. governments	$68.5	$1.4	$0.3	$—	$68.8	$1.4
States and political subdivisions	5.7	0.1	51.7	5.4	57.4	5.5
Corporate	3,445.6	140.8	2,403.9	578.1	5,849.5	718.9
Residential mortgage-backed pass-through securities	77.8	0.5	3.7	0.2	81.5	0.7
Commercial mortgage-backed securities	608.4	57.3	858.9	540.3	1,467.3	597.6
Collateralized debt obligations	107.2	2.5	204.4	60.3	311.6	62.8
Other debt obligations	708.1	13.0	508.1	124.0	1,216.2	137.0

Total fixed maturities, available-for-sale	$5,021.3	$215.6	$4,031.0	$1,308.3	$9,052.3	$1,523.9

Total equity securities, available-for-sale	$14.3	$3.2	$15.6	$3.3	$29.9	$6.5

        Of the total amounts, Principal Life's consolidated portfolio represented $8,540.7 million in available-for-sale fixed maturities with gross unrealized losses of $1,470.3 million. Principal Life's consolidated portfolio consists of fixed maturities where 76% were investment grade (rated AAA through BBB-) with an average price of 85 (carrying value/amortized cost) at December 31, 2011. Gross unrealized losses in our fixed maturities portfolio increased slightly during the year ended December 31, 2011, due to a widening of credit spreads primarily in the corporate and commercial mortgage-backed securities sectors.

        For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 477 securities with a carrying value of $4,573.6 million and unrealized losses of $198.7 million reflecting an average price of 96 at December 31, 2011. Of this portfolio, 86% was investment grade (rated AAA through BBB-) at December 31, 2011, with associated unrealized losses of $128.5 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 628 securities with a carrying value of $3,967.1 million and unrealized losses of

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

$1,271.6 million. The average rating of this portfolio was BBB with an average price of 76 at December 31, 2011. Of the $1,271.6 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $540.3 million in unrealized losses with an average price of 61 and an average credit rating of BBB-. The remaining unrealized losses consist primarily of $541.4 million within the corporate sector at December 31, 2011. The average price of the corporate sector was 81 and the average credit rating was BBB. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2011.

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

        For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 534 securities with a carrying value of $4,112.3 million and unrealized losses of $95.7 million reflecting an average price of 98 at December 31, 2010. Of this portfolio, 94% was investment grade (rated AAA through BBB-) at December 31, 2010, with associated unrealized losses of $88.7 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 773 securities with a carrying value of $5,801.9 million and unrealized losses of $1,349.6 million. The average rating of this portfolio was BBB with an average price of 81 at December 31, 2010. Of the $1,349.6 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $695.8 million in unrealized losses with an average price of 63 and an average credit rating of BBB. The remaining unrealized losses consist primarily of $444.1 million within the corporate sector at December 31, 2010. The average price of the corporate sector was 89 and the average credit rating was BBB. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

	December 31,
	2011	2010
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$1,920.6	$1,197.7
Noncredit component of impairment losses on fixed maturities, available-for-sale	(284.6)	(334.5)
Net unrealized gains (losses) on equity securities, available-for-sale	2.2	(10.1)
Adjustments for assumed changes in amortization patterns	(454.2)	(273.8)
Adjustments for assumed changes in policyholder liabilities	(442.7)	(212.4)
Net unrealized gains on derivative instruments	113.1	53.5
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	150.4	145.2
Provision for deferred income taxes	(327.0)	(169.0)
Effects of implementation of accounting change related to variable interest entities, net	—	10.7
Effects of electing fair value option for fixed maturities upon implementation of accounting changes related to embedded credit derivatives, net	—	25.4

Net unrealized gains on available-for-sale securities and derivative instruments	$677.8	$432.7

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

	December 31,
	2011	2010
	(in millions)
Commercial mortgage loans	$9,461.4	$9,689.6
Residential mortgage loans	1,367.9	1,556.6

Total amortized cost	10,829.3	11,246.2
Valuation allowance	(102.1)	(121.1)

Total carrying value	$10,727.2	$11,125.1

        We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $101.0 million and $39.8 million of residential mortgage loans during the years ended December 31, 2011 and 2010, respectively. We sold $18.4 million and $17.4 million of residential mortgage loans and zero and $34.1 million of commercial mortgage loans during the years ended December 31, 2011 and 2010, respectively.

        Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. Commercial mortgage loans represent a primary area of credit risk exposure.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

        Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2011		2010
	Amortized cost	Percent of total	Amortized cost	Percent of total
	($ in millions)
Geographic distribution
New England	$454.0	4.8%	$430.3	4.5%
Middle Atlantic	1,744.4	18.4	1,648.4	17.0
East North Central	774.8	8.2	841.1	8.7
West North Central	407.8	4.3	466.7	4.8
South Atlantic	2,099.8	22.2	2,358.1	24.3
East South Central	231.8	2.4	231.5	2.4
West South Central	648.6	6.9	548.6	5.7
Mountain	643.2	6.8	691.0	7.1
Pacific	2,446.4	25.9	2,464.5	25.4
International	10.6	0.1	9.4	0.1

Total	$9,461.4	100.0%	$9,689.6	100.0%

Property type distribution
Office	$2,753.8	29.1%	$2,886.2	29.8%
Retail	2,580.2	27.3	2,503.0	25.8
Industrial	2,070.7	21.9	2,334.5	24.1
Apartments	1,242.9	13.1	1,138.1	11.7
Hotel	467.7	4.9	471.8	4.9
Mixed use/other	346.1	3.7	356.0	3.7

Total	$9,461.4	100.0%	$9,689.6	100.0%

        Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $611.0 million and $719.3 million and first lien mortgages with an amortized cost of $756.9 million and $837.3 million as of December 31, 2011 and 2010, respectively. Most of our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

Mortgage Loan Credit Monitoring

Commercial Credit Risk Profile Based on Internal Rating

        We actively monitor and manage our commercial mortgage loan portfolio. All commercial mortgage loans are analyzed regularly and substantially all are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets. The model stresses expected cash flows at various levels and at different points in time depending on the durability of the income stream, which includes our assessment of factors such as location (macro and micro markets), tenant quality and lease expirations. Our internal rating analysis presents expected losses in terms of an S&P bond equivalent rating. As the credit risk for commercial mortgage loans increases, we adjust our internal ratings downwards with loans in the category "B+ and below" having the highest risk for credit loss. Internal ratings on commercial mortgage loans are updated at least annually and potentially more often for certain loans with material changes in collateral value or occupancy and for loans on an internal "watch list".

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

        Our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	December 31, 2011
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$5,682.5	$308.6	$5,991.1
BBB+ thru BBB-	2,112.3	238.8	2,351.1
BB+ thru BB-	403.7	16.4	420.1
B+ and below	693.3	5.8	699.1

Total	$8,891.8	$569.6	$9,461.4

	December 31, 2010
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$4,781.8	$324.7	$5,106.5
BBB+ thru BBB-	2,636.1	249.5	2,885.6
BB+ thru BB-	726.1	38.5	764.6
B+ and below	929.0	3.9	932.9

Total	$9,073.0	$616.6	$9,689.6

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

        Our performing and non-performing residential mortgage loans were as follows:

	December 31, 2011
	Home equity	First liens	Total
	(in millions)
Performing	$597.8	$733.7	$1,331.5
Nonperforming	13.2	23.2	36.4

Total	$611.0	$756.9	$1,367.9

	December 31, 2010
	Home equity	First liens	Total
	(in millions)
Performing	$705.0	$811.6	$1,516.6
Nonperforming	14.3	25.7	40.0

Total	$719.3	$837.3	$1,556.6

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

        Mortgage loans on non-accrual status were as follows:

	December 31, 2011	December 31, 2010
	(in millions)
Commercial:
Brick and mortar	$46.8	$67.1
Residential:
Home equity	13.2	14.3
First liens	15.7	15.7

Total	$75.7	$97.1

        The aging of mortgage loans and mortgage loans that were 90 days or more past due and still accruing interest were as follows:

	December 31, 2011
	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$61.4	$4.4	$22.5	$88.3	$8,803.5	$8,891.8	$—
Commercial-CTL	—	—	—	—	569.6	569.6	—
Residential-home equity	7.8	2.6	6.2	16.6	594.4	611.0	—
Residential-first liens	15.8	6.0	22.2	44.0	712.9	756.9	7.5

Total	$85.0	$13.0	$50.9	$148.9	$10,680.4	$10,829.3	$7.5

	December 31, 2010
	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$22.5	$9.1	$31.6	$9,041.4	$9,073.0	$—
Commercial-CTL	—	—	—	—	616.6	616.6	—
Residential-home equity	9.3	4.5	9.2	23.0	696.3	719.3	—
Residential-first liens	19.1	8.5	23.0	50.6	786.7	837.3	10.0

Total	$28.4	$35.5	$41.3	$105.2	$11,141.0	$11,246.2	$10.0

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

        A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
December 31, 2011
Beginning balance	$80.6	$40.5	$121.1
Provision	17.0	27.2	44.2
Charge-offs	(32.9)	(33.4)	(66.3)
Recoveries	0.1	3.2	3.3
Effect of exchange rates	—	(0.2)	(0.2)

Ending balance	$64.8	$37.3	$102.1

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$16.3	$3.2	$19.5
Collectively evaluated for impairment	48.5	34.1	82.6

Allowance ending balance	$64.8	$37.3	$102.1

Loan balance by basis of impairment method:
Individually evaluated for impairment	$114.0	$27.4	$141.4
Collectively evaluated for impairment	9,347.4	1,340.5	10,687.9

Loan ending balance	$9,461.4	$1,367.9	$10,829.3

December 31, 2010
Beginning balance	$132.5	$30.1	$162.6
Provision	54.1	98.8	152.9
Charge-offs	(106.0)	(89.7)	(195.7)
Recoveries	—	1.1	1.1
Effect of exchange rates	—	0.2	0.2

Ending balance	$80.6	$40.5	$121.1

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$9.1	$5.3	$14.4
Collectively evaluated for impairment	71.5	35.2	106.7

Allowance ending balance	$80.6	$40.5	$121.1

Loan balance by basis of impairment method:
Individually evaluated for impairment	$29.8	$21.5	$51.3
Collectively evaluated for impairment	9,659.8	1,535.1	11,194.9

Loan ending balance	$9,689.6	$1,556.6	$11,246.2

December 31, 2009
Beginning balance	$57.0	$12.9	$69.9
Provision	115.4	33.1	148.5
Charge-offs/recoveries	(39.9)	(16.1)	(56.0)
Effect of exchange rates	—	0.2	0.2

Ending balance	$132.5	$30.1	$162.6

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

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(in millions)
For the year ended December 31, 2011
With no related allowance recorded:
Commercial-brick and mortar	$—	$0.3	$—	$11.3	$0.9
Residential-first liens	4.4	4.2	—	4.4	—
With an allowance recorded:
Commercial-brick and mortar	114.0	114.0	16.3	79.0	1.0
Residential-home equity	14.5	14.2	1.9	12.6	0.8
Residential-first liens	8.5	8.5	1.3	9.6	0.2
Total:
Commercial	$114.0	$114.3	$16.3	$90.3	$1.9
Residential	$27.4	$26.9	$3.2	$26.6	$1.0
For the year ended December 31, 2010
With no related allowance recorded:
Commercial-brick and mortar	$22.5	$28.9	$—	$13.4	$1.1
Residential-first liens	5.3	5.2	—	5.3	—
With an allowance recorded:
Commercial-brick and mortar	29.8	29.7	9.1	77.2	1.8
Residential-home equity	11.5	11.2	2.3	12.2	—
Residential-first liens	10.0	9.9	3.0	16.2	—
Total:
Commercial	$52.3	$58.6	$9.1	$90.6	$2.9
Residential	$26.8	$26.3	$5.3	$33.7	$—
For the year ended December 31, 2009
Total:
Commercial	$120.7	$120.5	$43.8	$97.6	$0.3
Residential	$13.5	$18.0	$7.3	$15.3	$—

Mortgage Loan Modifications

        Our commercial and residential mortgage loan portfolios include loans that have been modified. We assess loan modifications on a case-by-case basis to evaluate whether a TDR has occurred. The commercial mortgage loan TDR was modified to delay principal payments and to reduce or delay interest payments. For this TDR assessment, we have determined the loan rate is now considered below market based on current circumstances. The commercial mortgage loan modification resulted in delayed cash receipts and a decrease in interest income. The residential mortgage loan TDRs include modifications of interest-only payment periods, delays in principal balloon payments, and interest rate reductions. Residential mortgage loan modifications resulted in delayed or decreased cash receipts and a decrease in interest income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4. Investments — (continued)

        The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the period. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the period:

	For the year ended December 31, 2011
	TDRs		TDRs in payment default
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(in millions)
Commercial-brick and mortar	1	$4.4	1	$4.4
Residential-home equity	151	7.9	6	—
Residential-first liens	7	1.6	1	0.3

Total	159	$13.9	8	$4.7

        The commercial mortgage loan that has been designated as a TDR has been previously reserved for in the mortgage loan valuation allowance to the estimated fair value of the underlying collateral reduced by the cost to sell.

        Residential mortgage loans that have been designated as a TDR are specifically reserved for in the mortgage loan valuation allowance if losses result from the modification. Residential mortgage loans that have defaulted are reduced to the expected collectible amount.

Real Estate

        Depreciation expense on invested real estate was $41.4 million, $41.1 million and $41.7 million in 2011, 2010 and 2009, respectively. Accumulated depreciation was $361.8 million and $331.2 million as of December 31, 2011 and 2010, respectively.

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

	December 31,
	2011	2010
	(in millions)
Total assets	$38,213.8	$31,130.6
Total liabilities	31,305.9	25,257.0

Total equity	$6,907.9	$5,873.6

Net investment in unconsolidated entities	$928.3	$804.0

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Total revenues	$5,574.6	$5,326.2	$4,235.9
Total expenses	4,849.8	4,812.3	4,228.2
Net income	719.3	489.2	312.7
Our share of net income of unconsolidated entities	116.5	99.9	79.0

        In addition, other investments include $507.5 million and $443.1 million of direct financing leases as of December 31, 2011 and 2010, respectively. Our Chilean operations enter into private placement contracts for commercial, industrial and office space properties whereby our Chilean operations purchase the real estate and/or building from the seller-lessee but then lease the property back to the seller-lessee. Ownership of the property is transferred to the lessee by the end of the lease term. The direct financing lease receivables are carried at amortized cost. We actively monitor and manage our direct financing leases. All leases within the portfolio are analyzed regularly and internally rated, based on financial condition, payment history and loan-to-value.

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

Securities Posted as Collateral

        We posted $1,469.5 million in fixed maturities, available-for-sale securities at December 31, 2011, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements and our obligation under funding agreements with the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). In addition, we posted $1,683.2 million in commercial mortgage loans as of December 31, 2011, to satisfy collateral requirements associated with our obligation under funding agreements with the FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position.

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

        Total return swaps are contracts in which we agree with other parties to exchange, at specified intervals, an amount determined by the difference between the previous price and the current price of a reference asset based upon an agreed upon notional principal amount plus an additional amount determined by the financing spread. We currently use total return swaps where the reference asset is an equity index to hedge our portfolio from potential credit losses.

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

        We posted $502.4 million and $376.8 million in cash and securities under collateral arrangements as of December 31, 2011 and 2010, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

        Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the rating on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2011 and 2010, was $1,484.0 million and $1,262.0 million, respectively. With respect to these derivatives, we posted collateral of $502.4 million and $376.8 million as of December 31, 2011 and 2010, respectively, in the normal course of business, which reflects netting under derivative credit support annex agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2011, we would be required to post an additional $48.1 million of collateral to our counterparties.

        As of December 31, 2011 and 2010, we had received $237.0 million and $249.2 million, respectively, of cash collateral associated with our derivative credit support annex agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Derivative Financial Instruments — (continued)

Credit exposure represents the gross amount owed to us under derivative contracts as of the valuation date. The notional amounts and credit exposure of our derivative financial instruments by type were as follows:

	December 31, 2011	December 31, 2010
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$19,498.3	$19,803.0
Futures	522.0	0.8
Interest rate collars	500.0	500.0
Swaptions	68.5	68.5
Foreign exchange contracts:
Foreign currency swaps	3,919.8	4,615.2
Currency forwards	147.3	72.3
Equity contracts:
Options	1,608.4	997.5
Futures	270.3	—
Total return swaps	15.0	—
Credit contracts:
Credit default swaps	1,530.3	1,482.4
Other contracts:
Embedded derivative financial instruments	4,921.7	3,991.6

Total notional amounts at end of period	$33,001.6	$31,531.3

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$752.2	$607.1
Interest rate collars	38.5	1.7
Swaptions	—	0.1
Foreign exchange contracts:
Foreign currency swaps	318.6	493.2
Currency forwards	1.5	3.3
Equity contracts:
Options	120.3	64.9
Credit contracts:
Credit default swaps	14.0	6.7

Total gross credit exposure	1,245.1	1,177.0
Less: collateral received	237.0	249.2

Net credit exposure	$1,008.1	$927.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Derivative Financial Instruments — (continued)

        The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$0.2	$66.6	$500.9	$405.4
Foreign exchange contracts	267.2	390.8	158.4	142.5

Total derivatives designated as hedging instruments	$267.4	$457.4	$659.3	$547.9

Derivatives not designated as hedging instruments
Interest rate contracts	$730.9	$488.4	$651.5	$459.5
Foreign exchange contracts	38.5	65.8	42.7	60.4
Equity contracts	120.3	64.9	1.0	31.7
Credit contracts	14.0	6.7	169.5	171.7
Other contracts	—	—	336.0	145.7

Total derivatives not designated as hedging instruments	$903.7	$625.8	$1,200.7	$869.0

Total derivative instruments	$1,171.1	$1,083.2	$1,860.0	$1,416.9

(1)
The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)
The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $195.8 million and $6.6 million as of December 31, 2011 and December 31, 2010, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

        These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $20.0 million and $10.0 million as of December 31, 2011 and 2010, respectively. These purchased credit derivative transactions had a net asset (liability) fair value of zero and $(0.8) million as of December 31, 2011 and 2010, respectively. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

	December 31, 2011
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$85.0	$(1.0)	$85.0	4.0
A	483.0	(1.4)	483.0	2.5
BBB	110.0	(0.3)	110.0	1.7
CCC	10.0	(0.1)	10.0	0.2
Structured finance
C	10.0	(8.9)	10.0	10.1
Near default	12.9	(12.8)	12.9	1.2

Total single name credit default swaps	710.9	(24.5)	710.9	2.6
Basket and index credit default swaps
Corporate debt
CCC	132.4	(104.7)	132.4	5.2
CC	15.0	(14.8)	15.0	1.0
Government/municipalities
A	40.0	(10.5)	40.0	4.4
Structured finance
BBB	25.0	(11.0)	25.0	5.5

Total basket and index credit default swaps	212.4	(141.0)	212.4	4.8

Total credit default swap protection sold	$923.3	$(165.5)	$923.3	3.1

	December 31, 2010
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$135.0	$(0.5)	$135.0	3.9
A	564.0	0.9	564.0	2.9
BBB	150.0	0.3	150.0	1.1
Structured finance
B	25.9	(20.0)	25.9	5.9
CCC	22.0	(18.4)	22.0	9.4

Total single name credit default swaps	896.9	(37.7)	896.9	3.0
Basket and index credit default swaps
Corporate debt
A	6.0	—	6.0	1.0
CCC	125.0	(103.0)	125.0	6.2
CC	15.0	(8.5)	15.0	2.0
Government/municipalities
A	40.0	(11.2)	40.0	5.4
Structured finance
AA	20.0	(2.0)	20.0	4.4
BBB	5.0	(0.3)	5.0	14.9

Total basket and index credit default swaps	211.0	(125.0)	211.0	5.6

Total credit default swap protection sold	$1,107.9	$(162.7)	$1,107.9	3.5

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

	December 31, 2011
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
BB	$14.7	$14.7	5.0
CCC	25.0	20.8	1.5
CC	3.7	0.7	4.0

Total corporate debt	43.4	36.2	2.9
Structured finance
AA	9.3	9.3	6.4
BBB	27.4	24.5	4.5
BB	15.0	13.9	2.5
B	11.2	11.2	5.4
CCC	3.5	3.6	4.8
CC	0.7	0.7	5.3
C	0.2	0.1	8.2
Near default	0.2	0.2	4.7

Total structured finance	67.5	63.5	4.5

Total fixed maturities with credit derivatives	$110.9	$99.7	3.9

	December 31, 2010
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
BB	$18.1	$18.1	6.0
CCC	50.0	46.2	2.1
CC	12.1	1.6	4.9

Total corporate debt	80.2	65.9	3.4
Structured finance
AA	5.2	5.2	5.8
BBB	26.8	23.1	5.5
BB	15.5	15.0	3.7
B	10.5	10.5	6.4
CCC	9.2	8.7	5.9
C	13.5	5.8	12.8

Total structured finance	80.7	68.3	6.6

Total fixed maturities with credit derivatives	$160.9	$134.2	5.0

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

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31, (1)
					Amount of gain (loss) recognized in net income on related hedged item for the year ended December 31, (1)
Derivatives in fair value hedging relationships				Hedged items in fair value hedging relationships
	2011	2010	2009		2011	2010	2009
	(in millions)				(in millions)
Interest rate contracts	$(108.5)	$(100.2)	$308.6	Fixed maturities, available-for-sale	$105.4	$106.4	$(264.0)
Interest rate contracts	(2.2)	(19.2)	(30.8)	Investment-type insurance contracts	2.4	20.6	46.9
Foreign exchange contracts	1.1	6.9	4.8	Fixed maturities, available-for-sale	(1.3)	(5.6)	(6.0)
Foreign exchange contracts	(25.6)	(23.3)	82.4	Investment-type insurance contracts	25.7	18.1	(86.2)

Total	$(135.2)	$(135.8)	$365.0	Total	$132.2	$139.5	$(309.3)

(1)
The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged Item	2011	2010	2009
	(in millions)
Fixed maturities, available-for-sale (1)	$(158.9)	$(161.9)	$(143.5)
Investment-type insurance contracts (2)	44.0	76.3	106.2

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

        The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 8.5 years. At December 31, 2011, we had $135.1 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. No amounts were reclassified from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the years ended December 31, 2011 and 2010. During the year ended December 31, 2009, $40.4 million of gross unrealized losses were reclassified from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows of a forecasted liability issuance were probable of not occurring.

        The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the year ended December 31,				Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the year ended December 31,
					Location of gain (loss) reclassified from AOCI into net income (effective portion)
Derivatives in cash flow hedging relationships	Related hedged item	2011	2010	2009		2011	2010	2009
		(in millions)				(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$107.1	$(18.1)	$(124.4)	Net investment income	$7.2	$7.1	$4.8
					Net realized capital gains (losses)	(0.2)	8.0	—
Interest rate contracts	Investment-type insurance contracts	(1.0)	18.4	112.3	Benefits, claims and settlement expenses	(0.8)	(0.8)	(0.8)
Interest rate contracts	Debt	—	—	30.6	Operating expense	(5.3)	(4.7)	(2.5)
Foreign exchange contracts	Fixed maturities, available-for-sale	29.9	136.7	(216.8)	Net realized capital gains (losses)	(20.4)	(41.6)	(15.5)
Foreign exchange contracts	Investment-type insurance contracts	12.8	(24.0)	126.7	Benefits, claims and settlement expenses	(1.7)	(6.1)	(5.6)
					Net realized capital gains (losses)	—	(0.7)	(4.3)

Total		$148.8	$113.0	$(71.6)	Total	$(21.2)	$(38.8)	$(23.9)

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged Item	2011	2010	2009
	(in millions)
Fixed maturities, available-for-sale (1)	$9.3	$11.1	$16.9
Investment-type insurance contracts (2)	(13.1)	(12.5)	(20.0)

(1)
Reported in net investment income on the consolidated statements of operations.

(2)
Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

        The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net loss resulting from the ineffective portion of interest rate contracts in cash flow hedging relationships was zero for the years ended December 31, 2011, 2010 and 2009. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.5 million, $0.9 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5. Derivative Financial Instruments — (continued)

        We expect to reclassify net losses of $2.2 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net deferred losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Derivatives Not Designated as Hedging Instruments

        Our use of futures, certain swaptions and swaps, collars, options and forwards are effective from an economic standpoint, but they have not been designated as hedges for financial reporting purposes. As such, periodic changes in the fair value of these instruments, which includes mark-to-market gains and losses as well as periodic and final settlements, primarily flow directly into net realized capital gains (losses) on the consolidated statements of operations. Gains and losses on certain derivatives used in relation to certain trading portfolios are reported in net investment income on the consolidated statements of operations.

        The following tables show the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations.

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31,
Derivatives not designated as hedging instruments	2011	2010	2009
	(in millions)
Interest rate contracts	$93.3	$24.8	$(58.7)
Foreign exchange contracts	(34.1)	(73.5)	87.9
Equity contracts	55.2	(24.0)	(107.7)
Credit contracts	(9.9)	5.1	61.7
Other contracts (1)	(200.4)	(8.8)	21.6

Total	$(95.9)	$(76.4)	$4.8

(1)
The increase in the loss recognized in net income primarily relates to the change in fair value of the GMWB embedded derivative that is primarily related to market risk impacts (including spread reflecting improvement in our own creditworthiness).

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Closed Block — (continued)

        If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a PDO. This PDO represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2011 and 2010, cumulative actual earnings have been less than cumulative expected earnings. However, cumulative net unrealized gains were greater than expected, resulting in the recognition of a PDO of $3.1 million as of December 31, 2011. We had no PDO liability as of December 31, 2010.

        Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31,
	2011	2010
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$4,829.6	$5,003.1
Other policyholder funds	20.6	21.7
Policyholder dividends payable	283.2	294.2
Policyholder dividends obligation	3.1	—
Other liabilities	35.9	79.2

Total Closed Block liabilities	5,172.4	5,398.2
Assets designated to the Closed Block
Fixed maturities, available-for-sale	2,744.7	2,833.7
Fixed maturities, trading	23.2	29.5
Equity securities, available-for-sale	6.1	11.2
Mortgage loans	691.0	677.9
Policy loans	697.7	725.4
Other investments	172.5	163.5

Total investments	4,335.2	4,441.2
Cash and cash equivalents	3.0	—
Accrued investment income	59.6	64.3
Premiums due and other receivables	13.8	17.9
Deferred income tax asset	42.0	60.2

Total assets designated to the Closed Block	4,453.6	4,583.6

Excess of Closed Block liabilities over assets designated to the Closed Block	718.8	814.6
Amounts included in accumulated other comprehensive income	68.2	33.0

Maximum future earnings to be recognized from Closed Block assets and liabilities	$787.0	$847.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6. Closed Block — (continued)

        Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Revenues
Premiums and other considerations	$428.8	$459.3	$508.6
Net investment income	238.2	257.6	268.6
Net realized capital gains (losses)	7.9	1.8	(23.5)

Total revenues	674.9	718.7	753.7
Expenses
Benefits, claims and settlement expenses	370.7	385.5	422.1
Dividends to policyholders	204.2	215.1	235.9
Operating expenses	2.9	6.4	6.8

Total expenses	577.8	607.0	664.8

Closed Block revenues, net of Closed Block expenses, before income taxes	97.1	111.7	88.9
Income taxes	31.2	36.2	28.1

Closed Block revenues, net of Closed Block expenses and income taxes	65.9	75.5	60.8
Funding adjustment charges	(5.3)	(9.6)	(6.6)

Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustment charges	$60.6	$65.9	$54.2

        The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Beginning of year	$847.6	$913.5	$967.7
End of year	787.0	847.6	913.5

Change in maximum future earnings	$(60.6)	$(65.9)	$(54.2)

        Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

7. Deferred Policy Acquisition Costs

        Policy acquisition costs deferred and amortized were as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Balance at beginning of year	$3,529.8	$3,681.4	$4,153.0
Cost deferred during the year	520.5	496.3	482.4
Amortized to expense during the year (1)	(538.0)	(205.9)	(92.2)
Adjustment related to unrealized gains on available-for-sale securities and derivative instruments	(198.8)	(442.0)	(861.8)

Balance at end of year	$3,313.5	$3,529.8	$3,681.4

(1)
Includes adjustments for revisions to estimated gross profits.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8. Insurance Liabilities

Contractholder Funds

        Major components of contractholder funds in the consolidated statements of financial position are summarized as follows:

	December 31,
	2011	2010
	(in millions)
Liabilities for investment-type insurance contracts:
GICs	$11,355.0	$10,013.6
Funding agreements	8,850.1	10,226.9
Other investment-type insurance contracts	789.7	758.6

Total liabilities for investment-type insurance contracts	20,994.8	20,999.1
Liabilities for individual annuities	11,609.5	11,721.0
Universal life and other reserves	5,072.1	4,581.0

Total contractholder funds	$37,676.4	$37,301.1

        Our GICs and funding agreements contain provisions limiting or prohibiting early surrenders, which typically include penalties for early surrenders, minimum notice requirements or, in the case of funding agreements with survivor options, minimum pre-death holding periods and specific maximum amounts.

        Funding agreements include those issued directly to nonqualified institutional investors, as well as under five separate programs where the funding agreements have been issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

        Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2011 and 2010, $1,377.2 million and $2,055.4 million, respectively, of liabilities are outstanding with respect to the issuance outstanding under this program. Principal Life was also authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose vehicle. As of December 31, 2011 and 2010, $1,305.7 million and $1,340.0 million, respectively, of liabilities are outstanding with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under either of these programs due to the existence of the program established in 2011 described below.

        In addition, Principal Life was authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2011 and 2010, $2,205.0 million and $2,224.7 million, respectively, of liabilities are being held with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the program established in 2011 described below.

        Additionally, Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. In February 2006, this program was amended to authorize issuance of up to an additional $5.0 billion in recognition of the use of nearly all $4.0 billion of initial issuance authorization. In recognition of the use of nearly all $9.0 billion, this program was amended in November 2007 to authorize issuance of up to an additional $5.0 billion. Under this program, both the notes and the supporting funding agreements were registered with the SEC. As of December 31, 2011 and 2010, $2,452.5 million and $3,597.8 million, respectively, of liabilities are being held with respect to issuances outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other three funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by PFG. Principal Life does not anticipate any new issuance activity under this program due to the existence of the program established in 2011 described below.

        Principal Life was authorized to issue up to $2.0 billion of funding agreements under a program established in 2011 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2011, $250.2 million of liabilities are being held with respect to any issuances outstanding under this program. Similar to the SEC-registered

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8. Insurance Liabilities — (continued)

program, Principal Life's payment obligations on each funding agreement issued under this program are guaranteed by PFG. The program established in 2011 is not registered with the SEC.

        We had no medium term note issuances in 2009 and 2010.

Future Policy Benefits and Claims

        Activity associated with unpaid disability and health claims is summarized as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Balance at beginning of year	$1,061.8	$1,025.6	$991.8
Incurred:
Current year	1,074.0	1,611.9	1,888.3
Prior years	(10.8)	11.1	(33.4)

Total incurred	1,063.2	1,623.0	1,854.9
Payments:
Current year	820.8	1,269.4	1,507.1
Prior years	297.3	317.4	314.0

Total payments	1,118.1	1,586.8	1,821.1
Balance at end of year:
Current year	253.2	342.5	381.2
Prior years	753.7	719.3	644.4

Total balance at end of year	$1,006.9	$1,061.8	$1,025.6

Supplemental information:
Claim adjustment expense liabilities	$42.9	$42.7	$40.7
Reinsurance recoverables	1.1	1.6	3.7

        Incurred liability adjustments relating to prior years, which affected current operations during 2011, 2010 and 2009, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid disability and health claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid disability and health claims.

9. Debt

Short-Term Debt

        The components of short-term debt were as follows:

	December 31,
	2011	2010
	(in millions)
Commercial paper	$50.0	$50.0
Other recourse short-term debt	55.2	57.9

Total short-term debt	$105.2	$107.9

        As of December 31, 2011 and 2010, we had credit facilities with various financial institutions in an aggregate amount of $725.0 million and $719.8 million, respectively. As of December 31, 2011 and 2010, we had $105.2 million and $107.9 million, respectively, of outstanding borrowings related to our credit facilities, with $24.9 million of assets pledged as support as of December 31, 2011. As of both December 31, 2011 and 2010, our credit facilities included a $579.0 million commercial paper program, of which $50.0 million was outstanding as of both December 31, 2011 and 2010. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2011 and 2010.

        The weighted-average interest rates on short-term borrowings as of December 31, 2011 and 2010, were 3.8% and 1.5%, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

9. Debt — (continued)

Long-Term Debt

        The components of long-term debt were as follows:

	December 31,
	2011	2010
	(in millions)
7.875% notes payable, due 2014	$400.0	$400.0
3.76% notes payable, due 2015	89.9	102.8
8.875% notes payable, due 2019	350.0	350.0
6.05% notes payable, due 2036	601.7	601.7
8% surplus notes payable, due 2044	99.3	99.3
Non-recourse mortgages and notes payable	23.9	29.5
Other mortgages and notes payable	—	0.4

Total long-term debt	$1,564.8	$1,583.7

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

        On March 10, 1994, Principal Life issued $100.0 million of surplus notes due March 1, 2044, at an 8% annual interest rate. None of our affiliates hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life has sufficient surplus earnings to make such payments. Interest of $8.0 million for each of the years ended December 31, 2011, 2010 and 2009 was approved by the Commissioner, and charged to expense.

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

        The non-recourse mortgages, other mortgages and notes payable are primarily financings for real estate developments. Outstanding principal balances as of December 31, 2011, ranged from $5.6 million to $8.7 million per development with interest rates generally ranging from 5.5% to 5.8%. Outstanding principal balances as of December 31, 2010, ranged from $5.8 million to $8.9 million per development with interest rates generally ranging from 5.5% to 5.8%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $29.5 million and $29.6 million as of December 31, 2011 and 2010, respectively.

        Also included in non-recourse mortgages and notes payable is a long-term debt obligation we assumed with the purchase of WM Advisors, Inc. As part of the purchase, we are bound by a class B share financing agreement previously entered into by WM Advisors, Inc. and a third party. Load mutual fund shares sold without a front end load are referred to as "B shares". In exchange for paying the selling commission, we receive fees in the future to recover the up-front commission cost incurred. Prior to our purchase, WM Advisors, Inc. had entered into a purchase and sale agreement

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

9. Debt — (continued)

whereby the third party would purchase the rights to future cash flow streams in exchange for funding the sales commissions. The fair value of these relinquished fees is reported as a long-term debt liability. There will be no additional sales under this agreement following the effective date of the purchase. Therefore, this liability will be extinguished in 2014, which equates to the remaining contractual term in which the fund can recover fees to cover the upfront commission costs. The value of this obligation as of December 31, 2011 and 2010, was $3.5 million and $8.4 million, respectively.

        At December 31, 2011, future annual maturities of the long-term debt were as follows (in millions):

Year ending December 31:
2012	$2.7
2013	9.8
2014	406.1
2015	95.1
2016	—
Thereafter	1,051.1

Total future maturities of the long-term debt	$1,564.8

10. Income Taxes

Income Tax Expense

        Our income tax expense was as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Current income taxes:
U.S. federal	$115.4	$74.1	$97.7
State and foreign	51.4	34.2	19.4

Total current income taxes	166.8	108.3	117.1
Deferred income taxes	69.6	15.8	(17.0)

Total income taxes	$236.4	$124.1	$100.1

Effective Income Tax Rate

        Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

	For the year ended December 31,
	2011	2010	2009
U.S. corporate income tax rate	35%	35%	35%
Dividends received deduction	(8)	(10)	(10)
Impact of equity method presentation	(4)	(6)	(5)
Interest exclusion from taxable income	(3)	(3)	(3)
Impact of court ruling on some uncertain tax positions	6	—	—
Other	(2)	(1)	(4)

Effective income tax rate	24%	15%	13%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

10. Income Taxes — (continued)

Unrecognized Tax Benefits

        A summary of the changes in unrecognized tax benefits follows.

	For the year ended December 31,
	2011	2010
	(in millions)
Balance at beginning of year	$54.8	$54.5
Additions based on tax positions related to the current year	1.5	1.5
Additions for tax positions of prior years	67.1	1.2
Reductions for tax positions related to the current year	(1.8)	(2.4)
Reductions for tax positions of prior years	(7.3)	—

Balance at end of year (1)	$114.3	$54.8

(1)
Of this amount, $75.8 million, if recognized, would reduce the 2011 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses.

        As of December 31, 2011 and 2010, we had recognized $43.8 million and $23.4 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively.

Net Deferred Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred income taxes were as follows:

	December 31,
	2011	2010
	(in millions)
Deferred income tax assets:
Insurance liabilities	$80.7	$245.2
Investments, including derivatives	659.2	622.0
Net operating and capital loss carryforwards	358.6	326.4
Postretirement benefits	503.3	327.8
Stock-based compensation	72.6	71.0
Other deferred income tax assets	64.4	15.2

Gross deferred income tax assets	1,738.8	1,607.6
Valuation allowance	(1.3)	(1.0)

Total deferred income tax assets	1,737.5	1,606.6
Deferred income tax liabilities:
Deferred policy acquisition costs	(1,051.7)	(1,084.6)
Investments, including derivatives	(488.9)	(425.7)
Net unrealized gains on available-for-sale securities	(423.3)	(188.6)
Real estate	(103.3)	(115.6)
Intangible assets	(144.6)	(108.1)
Other deferred income tax liabilities	(43.6)	(80.9)

Total deferred income tax liabilities	(2,255.4)	(2,003.5)

Total net deferred income tax liabilities	$(517.9)	$(396.9)

        No valuation allowance was provided on the deferred income tax asset attributable to the net unrealized losses on available-for-sale securities as of December 31, 2011.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

10. Income Taxes — (continued)

        Net deferred income taxes by jurisdiction are as follows:

	December 31,
	2011	2010
	(in millions)
Deferred income tax assets:
State	$2.9	$1.8
International	12.6	11.2

Net deferred income tax assets	15.5	13.0
Deferred income tax liabilities:
U.S.	(381.2)	(264.1)
International	(152.2)	(145.8)

Net deferred income tax liabilities	(533.4)	(409.9)

Total net deferred income tax liabilities	$(517.9)	$(396.9)

        In management's judgment, total deferred income tax assets are more likely than not to be realized. Included in the deferred income tax asset is the net operating loss carryforward for tax purposes available to offset future taxable income. Domestic state net operating loss carryforwards were $282.7 million as of December 31, 2011, and will expire between 2015 and 2031. Foreign net operating loss carryforwards generated in various foreign countries were $59.0 million as of December 31, 2011, with some operating loss carryforwards scheduled to expire beginning in 2013 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to certain of these carryforwards, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. A valuation allowance has been recorded on income tax benefits associated with state net operating loss carryforwards and foreign net operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred income tax assets that are more likely than not to be realized.

        Accumulated net operating losses of $931.5 million and $640.8 million at December 31, 2011 and 2010, respectively, are attributed to captive reinsurance companies that are temporarily excluded from our consolidated U.S. federal income tax return. These net operating losses will expire between 2021 and 2026. One of the captive reinsurance companies will join the consolidated U.S. federal income tax return in 2012, with the other in 2013. All accumulated net operating losses are anticipated to be utilized before expiration. Therefore, no valuation allowance has been provided for the deferred income tax assets attributable to these net operating losses.

        U.S. federal and state deferred income taxes have not been provided on approximately $585.5 million of accumulated but undistributed earnings from operations of foreign subsidiaries at December 31, 2011. These earnings are considered to be indefinitely reinvested in the business. It is not practical to determine the amount of the unrecognized deferred tax liability that would arise if these earnings were remitted due to foreign tax credits and exclusions that may become available at the time of remittance. Deferred taxes were also not provided on the approximately $106.2 million of excess book carrying value over tax basis with respect to the original investment of our foreign subsidiaries. A tax liability will be recognized when we no longer plan to indefinitely reinvest these earnings or when we plan to sell all or a portion of our ownership interest.

Other Tax Information

        The Internal Revenue Service ("IRS") has completed examination of our consolidated federal income tax returns for years prior to 2004. We are contesting certain issues and have filed suit in the Court of Federal Claims, requesting refunds for the years 1995-2003. We had $263.2 million and $230.9 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2011 and 2010, respectively. We do not expect the litigation to be resolved within the next twelve months.

        The IRS completed its examinations of tax years 2004 through 2005 and 2006 through 2008 during the second quarter of 2011 resulting in receipt of notices of deficiency dated April 6, 2011 and April 27, 2011, respectively. We paid the deficiencies (approximately $62.1 million for 2004 and 2005 and approximately $46.7 million for 2006 and 2008, including interest) in 2011 and will file claims for refund relating to disputed adjustments. The IRS commenced audit of our federal income tax return for 2009 during the fourth quarter of 2011 and indicated it will commence audit of 2010 during the first quarter of 2012 after completion of required training on Schedule UTP, the Uncertain Tax Provision Statement. We do not expect the results of these audits or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

        The U.S. District Court for the Southern District of Iowa issued a decision in the case of Pritired 1, LLC ("Pritired"), and Principal Life Insurance Co. v. United States on September 30, 2011. The court ruled that the securities

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

10. Income Taxes — (continued)

Pritired held should be characterized as debt, not equity, and thus Principal Life was not entitled to foreign tax credits for the years 2002 and 2003. Pritired and Principal Life are seeking clarification from the court but have not yet decided whether to appeal this ruling. This ruling caused a re-evaluation of our uncertain tax positions and related interest accruals, which resulted in a $68.9 million reduction to net income in the third quarter of 2011.

        We believe it is reasonably possible that the amount of our unrecognized tax benefits could decrease by $0.0 million to $28.5 million within the next twelve months. This uncertainty is associated with our investment in a transaction that gave rise to foreign tax credits. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues from tax years 1995-2003 to have a material impact on our net income. Similarly, we believe there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2003.

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

        We also provide certain health care, life insurance and long-term care benefits for retired employees. Subsidized retiree health benefits are provided for employees hired prior to January 1, 2002. Employees hired after December 31, 2001, have access to retiree health benefits but it is intended that they pay for the full cost of the coverage. The health care plans are contributory with participants' contributions adjusted annually. The contributions are based on the number of years of service and age at retirement for those hired prior to January 1, 2002, who retired prior to January 1, 2011. For employees hired prior to January 1, 2002, who retired on or after January 1, 2011, the contributions are 60% of the expected cost. As part of the substantive plan, the retiree health contributions are assumed to be adjusted in the future as claim levels change. The life insurance plans are contributory for a small group of previously grandfathered participants that have elected supplemental coverage and dependent coverage.

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

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

Obligations and Funded Status

        The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position and consolidated statements of operations, was as follows:

	Pension benefits		Other postretirement benefits
	December 31,		December 31,
	2011	2010	2011	2010
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(1,933.8)	$(1,797.4)	$(162.6)	$(360.1)
Service cost	(44.0)	(45.6)	(1.2)	(8.8)
Interest cost	(108.5)	(105.7)	(8.9)	(18.1)
Actuarial gain (loss)	(151.3)	(59.6)	2.6	62.5
Participant contributions	—	—	(6.4)	(6.0)
Benefits paid	73.6	70.2	13.9	15.3
Amount recognized due to special events	—	—	(0.4)	(0.2)
Plan amendment	—	—	—	153.6
Early retiree reinsurance program reimbursement	—	—	(1.2)	—
Other	5.6	4.3	(0.9)	(0.8)

Benefit obligation at end of year	$(2,158.4)	$(1,933.8)	$(165.1)	$(162.6)

Change in plan assets
Fair value of plan assets at beginning of year	$1,417.7	$1,250.3	$471.7	$421.5
Actual return on plan assets	4.1	181.1	1.3	58.1
Employer contribution	80.8	56.5	1.1	1.4
Participant contributions	—	—	6.4	6.0
Benefits paid	(73.6)	(70.2)	(13.9)	(15.3)

Fair value of plan assets at end of year	$1,429.0	$1,417.7	$466.6	$471.7

Amount recognized in statement of financial position
Other assets	$—	$—	$301.7	$309.4
Other liabilities	(729.4)	(516.1)	(0.2)	(0.3)

Total	$(729.4)	$(516.1)	$301.5	$309.1

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial loss	$660.0	$469.7	$40.1	$10.2
Prior service benefit	(30.5)	(41.6)	(114.1)	(148.8)

Pre-tax accumulated other comprehensive (income) loss	$629.5	$428.1	$(74.0)	$(138.6)

        The accumulated benefit obligation for all defined benefit pension plans was $2,027.8 million and $1,811.7 million at December 31, 2011 and 2010, respectively.

        Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $281.2 million and $265.3 million as of December 31, 2011 and 2010, respectively.

Pension Plan Changes and Plan Gains/Losses

        On January 1, 2010, benefits under the Principal Pension Plan were frozen for certain participants.

        For the year ended December 31, 2011, the pension plans had a loss primarily due to a decrease in the discount rate and less than expected asset returns. The net result was an actuarial loss for the year ended December 31, 2011. For the year ended December 31, 2010, the pension plans had a loss primarily due to a decrease in the discount rate and a change in the mortality assumption. The plans also had a gain resulting from greater than expected asset returns. The net result was an actuarial loss for the year ended December 31, 2010.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

Other Postretirement Plan Changes and Plan Gains/Losses

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") was signed into law. The Medicare Modernization Act introduced a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree medical benefit plans. During each of the years ended December 31, 2011, 2010 and 2009, the Medicare subsidies we received and accrued for were $0.9 million, $0.8 million and $0.8 million, respectively.

        An actuarial gain occurred during 2011 for the other postretirement benefit plans. This was due to a decrease in the claim cost assumptions and greater than expected increase in the medical premium equivalents. This was partially offset by the decrease in the discount rate. An actuarial gain occurred during 2010 for the other postretirement benefit plans. This was due to a decrease in the trend and claim cost assumptions and greater than expected increase in the medical premium equivalents. This was partially offset by the decrease in the discount rate.

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

Impact from Exit of Group Medical Insurance Business

        On September 30, 2010, we announced our decision to exit the group medical insurance business and entered into an agreement with United Healthcare Services, Inc. to renew medical insurance coverage for our customers as the business transitions. Our exit from the group medical insurance business resulted in a curtailment associated with the pension and other postretirement benefits of the impacted employees. We have determined that the curtailment will result in a gain, which was recognized quarterly in our consolidated financial statements as impacted employees were terminated. In the fourth quarter of 2010, the curtailment gain recognized was $0.9 million for the pension benefits and $2.6 million for the other postretirement benefits from the accelerated recognition of the existing prior service benefits. Also in the fourth quarter of 2010, the recognition of terminations resulted in a $0.2 million increase in the accumulated postretirement benefit obligation resulting from losses associated with individuals who were retirement eligible at termination exceeding the gains associated with those individuals who were not retirement eligible at termination. For the year ended December 31, 2011, the curtailment gain recognized was $1.4 million for the pension benefits and $5.1 million for the other postretirement benefits, respectively, from the accelerated recognition of the existing prior service benefits.

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

        For 2011 and 2010, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2011	2010
	(in millions)
Projected benefit obligation	$2,158.4	$1,933.8
Accumulated benefit obligation	2,027.8	1,811.7
Fair value of plan assets	1,429.0	1,417.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

Information for Other Postretirement Benefit Plans With an Accumulated Postretirement Benefit Obligation in Excess of Plan Assets

	December 31,
	2011	2010
	(in millions)
Accumulated postretirement benefit obligation	$1.5	$1.5
Fair value of plan assets	1.3	1.4

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2011	2010	2009	2011	2010	2009
	(in millions)
Service cost	$44.0	$45.6	$51.4	$1.2	$8.8	$11.3
Interest cost	108.5	105.7	100.8	8.9	18.1	19.7
Expected return on plan assets	(114.4)	(98.4)	(79.5)	(34.1)	(30.6)	(25.9)
Amortization of prior service benefit	(9.7)	(10.1)	(7.7)	(29.3)	(9.1)	(2.1)
Recognized net actuarial loss	65.7	67.6	92.6	0.4	4.1	9.3
Amount recognized due to special events	(1.4)	(0.9)	—	(5.1)	(2.6)	—

Net periodic benefit cost (income)	$92.7	$109.5	$157.6	$(58.0)	$(11.3)	$12.3

        The pension plans' actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants. For the qualified pension plan, gains and losses are amortized without use of the 10% allowable corridor. For the nonqualified pension plans and other postretirement benefit plans, the corridors allowed are used.

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2011	2010	2011	2010
	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$256.0	$(27.5)	$30.6	$(89.8)
Prior service benefit	—	—	—	(153.7)
Amortization of net loss	(65.7)	(67.6)	(0.7)	(4.1)
Amortization of prior service benefit	11.1	11.0	34.7	11.7

Total recognized in pre-tax accumulated other comprehensive (income) loss	$201.4	$(84.1)	$64.6	$(235.9)

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$294.1	$25.4	$6.6	$(247.2)

        Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

        The estimated net actuarial (gain) loss and prior service cost (benefit) that will be amortized from AOCI into net periodic benefit cost for the pension benefits during the 2012 fiscal year are $90.8 million and $(9.4) million, respectively. The estimated net actuarial (gain) loss and prior service cost (benefit) for the postretirement benefits that will be amortized from AOCI into net periodic benefit cost during the 2012 fiscal year are $0.9 million and $(28.6) million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2011	2010	2011	2010
Discount rate	5.15%	5.65%	5.15%	5.65%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

Weighted-average assumptions used to determine net periodic benefit cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.65%	6.00%	6.00%	5.65%	6.00%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	7.30%	7.30%	7.30%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

        For the pension benefits, the discount rate is determined by projecting future benefit payments inherent in the projected benefit obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. The plans' expected benefit payments are discounted to determine a present value using the yield curve and the discount rate is the level rate that produces the same present value. The expected return on plan assets is the long-term rate we expect to be earned based on the plans' investment strategy. Historical and expected future returns of multiple asset classes were analyzed to develop a risk free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plans.

        For other postretirement benefits, the 7.3% expected long-term return on plan assets for 2011 is based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical, life and long-term care plans are 7.25%, 7.75% and 5.85%, respectively.

Assumed Health Care Cost Trend Rates

	December 31,
	2011	2010
Health care cost trend rate assumed for next year under age 65	9.5%	9.5%
Health care cost trend rate assumed for next year age 65 and over	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2023	2022

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage- point increase	1-percentage- point decrease
	(in millions)
Effect on total of service cost and interest cost components	$0.6	$(0.6)
Effect on accumulated postretirement benefit obligation	(9.4)	8.2

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

  •
  Level 2 — Fair values are based on inputs other than quoted prices within Level 1 that are observable for the asset, either directly or indirectly. Our Level 2 assets primarily include fixed income and equity investment funds and real estate investments.

  •
  Level 3 — Fair values are based on significant unobservable inputs for the asset. Our Level 3 assets include a Principal Life general account investment.

        Our pension plan assets consist of investments in separate accounts. Net asset value ("NAV") of the separate accounts is calculated in a manner consistent with U.S. GAAP for investment companies and is determinative of their fair value. Several of the separate accounts invest in publicly quoted mutual funds or actively managed stocks. The fair value of the underlying mutual funds or stock is used to determine the NAV of the separate account, which is not publicly quoted. Some of the separate accounts also invest in fixed income securities. The fair value of the underlying securities is based on quoted prices of similar assets and used to determine the NAV of the separate account. One separate account invests directly in commercial real estate properties. In 2010, this was categorized as Level 3, as the fund had restrictions on redemption of NAV at the measurement date. In 2011, the withdrawal limitations associated with this separate account were removed and the investments were being redeemed at NAV at the measurement date. Therefore, the fair value of the separate account is based on NAV and is considered a Level 2 asset in 2011.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

Pension Plan Assets

        The fair value of the qualified pension plan's assets by asset category as of the most recent measurement date is as follows:

	As of December 31, 2011
	Assets/ (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$593.6	$—	$593.6	$—
U.S. small/mid cap equity portfolios (2)	139.0	—	139.0	—
International equity portfolios (3)	216.5	—	216.5	—
Fixed income security portfolios (4)	347.8	—	347.8	—
Real estate investment portfolios:
Real estate investment trusts (5)	37.4	—	37.4	—
Direct real estate investments (6)	94.7	—	94.7	—

Total	$1,429.0	$—	$1,429.0	$—

	As of December 31, 2010
		Fair value hierarchy level
	Assets/(liabilities) measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$580.9	$—	$580.9	$—
U.S. small/mid cap equity portfolios (2)	143.5	—	143.5	—
International equity portfolios (3)	241.7	—	241.7	—
Fixed income security portfolios (4)	331.5	—	331.5	—
Real estate investment portfolios:
Real estate investment trusts (5)	35.4	—	35.4	—
Direct real estate investments (6)	84.7	—	—	84.7

Total	$1,417.7	$—	$1,333.0	$84.7

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

        The reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) is as follows:

	For the year ended December 31, 2011
		Actual return gains (losses) on plan assets
	Beginning asset balance as of December 31, 2010	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Transfers into Level 3	Transfers out of Level 3	Ending asset balance as of December 31, 2011
		(in millions)
Asset category
Direct real estate investments	$84.7	$1.6	$—	$1.0	$—	$(87.3)	$—

Total	$84.7	$1.6	$—	$1.0	$—	$(87.3)	$—

	For the year ended December 31, 2010
		Actual return gains (losses) on plan assets
	Beginning asset balance as of December 31, 2009	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Transfers in (out) of Level 3	Ending asset balance as of December 31, 2010
	(in millions)
Asset category
Direct real estate investments	$54.0	$10.7	$—	$20.0	$—	$84.7

Total	$54.0	$10.7	$—	$20.0	$—	$84.7

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

        According to our investment policy, the target asset allocation for the qualified plan is:

Asset category	Target allocation
U.S. equity portfolios	35% – 60%
International equity portfolios	5% – 20%
Fixed income security portfolios	20% – 40%
Real estate investment portfolios	3% – 10%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

Other Postretirement Benefit Plan Assets

        The fair value of the other postretirement benefit plans' assets by asset category as of the most recent measurement date is as follows:

	As of December 31, 2011
	Assets/ (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$1.8	$1.8	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	153.0	153.0	—	—
Principal Life general account investment (2)	42.5	—	—	42.5
U.S. equity portfolios (3)	225.3	184.1	41.2	—
International equity portfolios (4)	44.0	33.6	10.4	—

Total	$466.6	$372.5	$51.6	$42.5

	As of December 31, 2010
	Assets/ (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$1.3	$1.3	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	143.5	143.5	—	—
Principal Life general account investment (2)	44.5	—	—	44.5
U.S. equity portfolios (3)	232.2	190.0	42.2	—
International equity portfolios (4)	50.2	38.3	11.9	—

Total	$471.7	$373.1	$54.1	$44.5

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

        As of December 31, 2011 and 2010, respectively, $51.6 million and $54.1 million of assets in the U.S. equity and international equity portfolios were included in a trust owned life insurance contract.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

        The reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) is as follows:

	For the year ended December 31, 2011
		Actual return gains (losses) on plan assets
	Beginning asset balance as of December 31, 2010
		Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Transfers into Level 3	Transfers out of Level 3	Ending asset balance as of December 31, 2011
		(in millions)
Asset category
Principal Life general account investment	$44.5	$3.0	$—	$(5.0)	$—	$—	$42.5

Total	$44.5	$3.0	$—	$(5.0)	$—	$—	$42.5

	For the year ended December 31, 2010
		Actual return gains (losses) on plan assets
	Beginning asset balance as of December 31, 2009
		Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Transfers in (out) of Level 3	Ending asset balance as of December 31, 2010
	(in millions)
Asset category
Principal Life general account investment	$45.5	$4.3	$—	$(5.3)	$—	$44.5

Total	$45.5	$4.3	$—	$(5.3)	$—	$44.5

        According to our investment policy, the target asset allocation for the other postretirement benefit plans is:

Asset category	Target allocation
U.S. equity portfolios	45% – 65%
International equity portfolios	5% – 15%
Fixed income security portfolios	30% – 50%

        The investment strategies and policies for the other postretirement benefit plans are similar to those employed by the qualified pension plan.

Contributions

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2012 in the range of $75-$125 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2012 pending future analysis.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

Estimated Future Benefit Payments

        The estimated future benefit payments, which reflect expected future service, and the expected amount of subsidy receipts under Medicare Part D are:

	Pension benefits	Other postretirement benefits (gross benefit payments, including prescription drug benefits)	Amount of Medicare Part D subsidy receipts
	(in millions)
Year ending December 31:
2012	$83.2	$20.1	$0.9
2013	92.0	21.1	1.0
2014	96.0	22.2	1.1
2015	101.4	23.0	1.1
2016	107.4	23.9	1.2
2017-2021	632.5	127.9	6.6

        The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

        The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2011.

        The information that follows shows supplemental information for our defined benefit pension plans. Certain key summary data is shown separately for qualified and nonqualified plans.

	For the year ended December 31,
	2011			2010
	Qualified plan	Nonqualified plans	Total	Qualified plan	Nonqualified plans	Total
	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(405.9)	(323.5)	(729.4)	(210.8)	(305.3)	(516.1)

Total	$(405.9)	$(323.5)	$(729.4)	$(210.8)	$(305.3)	$(516.1)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$586.3	$73.7	$660.0	$404.1	$65.6	$469.7
Prior service cost benefit	(19.2)	(11.3)	(30.5)	(26.6)	(15.0)	(41.6)

Total pre-tax accumulated other comprehensive loss	$567.1	$62.4	$629.5	$377.5	$50.6	$428.1

Components of net periodic benefit cost
Service cost	$39.3	$4.7	$44.0	$39.3	$6.3	$45.6
Interest cost	91.7	16.8	108.5	88.2	17.5	105.7
Expected return on plan assets	(114.4)	—	(114.4)	(98.4)	—	(98.4)
Amortization of prior service cost benefit	(6.5)	(3.2)	(9.7)	(6.6)	(3.5)	(10.1)
Recognized net actuarial loss	61.1	4.6	65.7	62.5	5.1	67.6
Amount recognized due to special events	(0.9)	(0.5)	(1.4)	(0.6)	(0.3)	(0.9)

Net periodic benefit cost	$70.3	$22.4	$92.7	$84.4	$25.1	$109.5

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$243.3	$12.7	$256.0	$(28.4)	$0.9	$(27.5)
Prior service benefit	—	—	—	—	—	—
Amortization of net loss	(61.1)	(4.6)	(65.7)	(62.5)	(5.1)	(67.6)
Amortization of prior service cost benefit	7.3	3.8	11.1	7.3	3.7	11.0

Total recognized in pre-tax accumulated other comprehensive (income) loss	$189.5	$11.9	$201.4	$(83.6)	$(0.5)	$(84.1)

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive loss	$259.8	$34.3	$294.1	$0.8	$24.6	$25.4

        In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $16,500 of their compensation to the plans in 2011. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced, and the 401(k) matching contribution was increased. Employees who were ages 47 or

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11. Employee and Agent Benefits — (continued)

older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as "Grandfathered Choice Participants." We match the Grandfathered Choice Participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. For all other participants, we match the participant's contributions at a 75% contribution rate up to a maximum of 6% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock. We contributed $36.3 million, $35.7 million and $33.9 million in 2011, 2010 and 2009, respectively, to our qualified defined contribution plans.

        We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by federal tax law with respect to the qualified plans. In 2011, we matched the Grandfathered Choice Participant's deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant's compensation. For all other participants, we matched the participant's deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant's compensation. We contributed $3.5 million, $2.8 million and $4.6 million in 2011, 2010 and 2009, respectively, to our nonqualified deferred compensation plans.

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

Global Investors, LLC, and Principal Real Estate Investors, LLC (the "Cruise/Mullaney Defendants"). The lawsuits alleged the Cruise/Mullaney Defendants failed to manage the Principal U.S. Property Separate Account ("PUSPSA") in the best interests of investors, improperly imposed a "withdrawal freeze" on September 26, 2008, and instituted a "withdrawal queue" to honor withdrawal requests as sufficient liquidity became available. Plaintiffs allege these actions constitute a breach of fiduciary duties under ERISA. Plaintiffs seek to certify a class including all qualified ERISA plans and the participants of those plans that invested in PUSPSA between September 26, 2008, and the present that have suffered losses caused by the queue. The two lawsuits, as well as two subsequently filed complaints asserting similar claims, have been consolidated and are now known as In re Principal U.S. Property Account Litigation. On April 22, 2010, an order was entered granting the motion made by the Cruise/Mullaney Defendants for change of venue to the United States District Court for the Southern District of Iowa. Plaintiffs filed an Amended Consolidated Complaint adding five new plaintiffs on November 22, 2010, and the Cruise/Mullaney Defendants moved to dismiss the amended complaint. The court denied the Cruise/Mullaney Defendants' motion to dismiss on May 17, 2011. The Cruise/Mullaney Defendants are aggressively defending the lawsuit.

        While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of December 31, 2011, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

        The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at December 31, 2011.

Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary. These agreements generally expire through 2019. The maximum exposure under these agreements as of December 31, 2011, was approximately $138.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

Guaranty Funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state's fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2011 and 2010, the liability

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12. Contingencies, Guarantees and Indemnifications — (continued)

balance for guaranty fund assessments, which is not discounted, was $38.7 million and $14.5 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of December 31, 2011 and 2010, $22.6 million and $6.9 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

Operating Leases

        As a lessee, we lease office space, data processing equipment, office furniture and office equipment under various operating leases. Rental expense for the years ended December 31, 2011, 2010 and 2009, respectively, was $51.1 million, $53.1 million and $54.4 million.

        The following represents payments due by period for operating lease obligations (in millions):

Year ending December 31:
2012	$45.8
2013	36.6
2014	29.7
2015	22.3
2016	11.8
2017 and thereafter	61.8

Total operating lease obligations	208.0
Less: Future sublease rental income on noncancelable leases	4.3

Total future minimum lease payments	$203.7

Capital Leases

        We lease hardware storage equipment under capital leases. As of December 31, 2011 and 2010, these leases had a gross asset balance of $24.4 million and $17.4 million and accumulated depreciation of $13.7 million and $13.4 million, respectively. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $4.4 million, $4.2 million and $5.2 million, respectively.

        The following represents future minimum lease payments due by period for capital lease obligations (in millions).

Year ending December 31:
2012	$4.3
2013	3.5
2014	3.1
2015	0.5

Total	11.4
Less: Amounts representing interest	0.5

Net present value of minimum lease payments	$10.9

13. Stockholders' Equity

Preferred Stock

        As of December 31, 2011, we had 13.0 million shares of preferred stock authorized, issued and outstanding under the two series described below. Preferred stockholders have dividend and liquidation priority over common stockholders.

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

        On March 30, 2011, June 30, 2011, September 30, 2011 and December 30, 2011, we paid a dividend of $8.2 million, $8.3 million, $8.2 million and $8.3 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 11, 2011, June 9, 2011, September 8, 2011 and December 8, 2011, respectively.

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

Common Stock

        On December 2, 2011, we paid an annual dividend of $213.7 million, equal to $0.70 per share, to stockholders of record as of November 10, 2011. On December 3, 2010, we paid an annual dividend of $176.2 million, equal to $0.55 per share, to stockholders of record as of November 19, 2010. On December 4, 2009, we paid an annual dividend of $159.5 million, equal to $0.50 per share, to stockholders of record as of November 13, 2009.

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2009	3.0	10.0	259.3
Shares issued	—	—	60.0
Treasury stock acquired	—	—	(0.3)

Outstanding shares at December 31, 2009	3.0	10.0	319.0
Shares issued	—	—	1.5
Treasury stock acquired	—	—	(0.1)

Outstanding shares at December 31, 2010	3.0	10.0	320.4
Shares issued	—	—	1.8
Treasury stock acquired	—	—	(21.1)

Outstanding shares at December 31, 2011	3.0	10.0	301.1

        On May 11, 2009, we issued 58.2 million shares of common stock at a price of $19.75 per share. Net proceeds from the issuance were $1,109.1 million. The proceeds from this offering were used for general corporate purposes.

        In May 2011, our Board of Directors reinstated the November 2007 share repurchase program. In July 2011, we completed this program. During August 2011, our Board of Directors authorized a share repurchase program of up to $200.0 million of our outstanding common stock. We completed this program in September 2011. During November 2011, our Board of Directors authorized a share repurchase program of up to $100.0 million of our outstanding common stock. We completed this program in December 2011.

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

        The components of accumulated other comprehensive income (loss) were as follows:

	Net unrealized losses on available-for-sale securities	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligations	Accumulated other comprehensive loss
	(in millions)
Balances at January 1, 2009	$(4,208.0)	$37.2	$(173.5)	$(567.3)	$(4,911.6)
Net change in unrealized losses on fixed maturities, available-for-sale	6,590.8	—	—	—	6,590.8
Net change in noncredit component of impairment losses on fixed maturities, available-for-sale	(260.9)	—	—	—	(260.9)
Net change in unrealized losses on equity securities, available-for-sale	48.1	—	—	—	48.1
Net change in unrealized losses on equity method subsidiaries and noncontrolling interest adjustments	111.7	—	—	—	111.7
Adjustments for assumed changes in amortization pattern	(963.3)	—	—	—	(963.3)
Adjustment for assumed changes in policyholder liabilities	(79.0)	—	—	—	(79.0)
Net change in unrealized gains on derivative instruments	—	(33.2)	—	—	(33.2)
Change in net foreign currency translation adjustment	—	—	191.8	—	191.8
Change in unrecognized postretirement benefit obligations	—	—	—	263.3	263.3
Cumulative effect of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available-for-sale, net	(9.9)	—	—	—	(9.9)
Net change in provision for deferred income tax benefit (expense)	(1,884.3)	10.3	(23.6)	(92.2)	(1,989.8)

Balances at December 31, 2009	$(654.8)	$14.3	$(5.3)	$(396.2)	$(1,042.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13. Stockholders' Equity — (continued)

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligations	Accumulated other comprehensive income (loss)
	(in millions)
Balances at January 1, 2010	$(654.8)	$14.3	$(5.3)	$(396.2)	$(1,042.0)
Net change in unrealized losses on fixed maturities, available-for-sale	2,315.1	—	—	—	2,315.1
Net change in noncredit component of impairment losses on fixed maturities, available-for-sale	(56.1)	—	—	—	(56.1)
Net change in unrealized losses on equity securities, available-for-sale	7.0	—	—	—	7.0
Net change in unrealized losses on equity method subsidiaries and noncontrolling interest adjustments	(68.9)	—	—	—	(68.9)
Adjustments for assumed changes in amortization pattern	(488.0)	—	—	—	(488.0)
Adjustment for assumed changes in policyholder liabilities	(136.7)	—	—	—	(136.7)
Net change in unrealized gains on derivative instruments	—	36.7	—	—	36.7
Change in net foreign currency translation adjustment	—	—	20.8	—	20.8
Change in unrecognized postretirement benefit obligations	—	—	—	320.0	320.0
Cumulative effect of implementation of accounting change related to variable interest entities, net	10.7	—	—	—	10.7
Cumulative effect of electing fair value option for fixed maturities upon implementation of accounting change related to embedded credit derivatives, net	25.4	—	—	—	25.4
Net change in provision for deferred income tax benefit (expense)	(558.3)	(13.7)	12.4	(112.0)	(671.6)

Balances at December 31, 2010	$395.4	$37.3	$27.9	$(188.2)	$272.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13. Stockholders' Equity — (continued)

	Net unrealized gains on available-for-sale securities	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligations	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2011	$395.4	$37.3	$27.9	$(188.2)	$272.4
Net change in unrealized gains on fixed maturities, available-for-sale	650.0	—	—	—	650.0
Net change in noncredit component of impairment losses on fixed maturities, available-for-sale	49.9	—	—	—	49.9
Net change in unrealized gains on equity securities, available-for-sale	12.3	—	—	—	12.3
Net change in unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	9.1	—	—	—	9.1
Adjustments for assumed changes in amortization pattern	(167.6)	—	—	—	(167.6)
Adjustment for assumed changes in policyholder liabilities	(230.3)	—	—	—	(230.3)
Net change in unrealized gains on derivative instruments	—	60.2	—	—	60.2
Change in net foreign currency translation adjustment	—	—	(142.7)	—	(142.7)
Change in unrecognized postretirement benefit obligations	—	—	—	(266.0)	(266.0)
Net change in provision for deferred income tax benefit (expense)	(117.3)	(21.2)	—	93.1	(45.4)

Balances at December 31, 2011	$601.5	$76.3	$(114.8)	$(361.1)	$201.9

        The following table sets forth the adjustments necessary to avoid duplication of items that are included as part of net income for a year that had been part of other comprehensive income in prior years:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Unrealized gains on available-for-sale securities and derivative instruments, as reported	$245.1	$1,073.2	$3,530.3
Adjustment for realized losses on available-for-sale securities and derivative instruments included in net income	(117.8)	(137.7)	(215.8)

Unrealized gains on available-for-sale securities and derivative instruments arising during the year	$127.3	$935.5	$3,314.5

        The above table includes unrealized gains (losses) on available-for-sale securities and derivatives in cash flow hedge relationships net of adjustments related to DPAC, sales inducements, unearned revenue reserves, changes in policyholder benefits and claims and applicable income taxes.

Dividend Limitations

        Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. In general, the current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2011 statutory results, Principal Life could pay approximately $507.7 million in stockholder dividends in 2012 without exceeding the statutory limitation.

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

Fair Value of Financial Instruments

        The carrying value and estimated fair value of financial instruments were as follows:

	December 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$49,006.7	$49,006.7	$48,636.3	$48,636.3
Fixed maturities, trading	971.7	971.7	1,120.3	1,120.3
Equity securities, available-for-sale	77.1	77.1	169.9	169.9
Equity securities, trading	404.8	404.8	316.9	316.9
Mortgage loans	10,727.2	11,223.4	11,125.1	11,197.8
Policy loans	885.1	1,114.2	903.9	1,012.1
Other investments	381.1	381.1	311.3	311.3
Cash and cash equivalents	2,833.9	2,833.9	1,877.4	1,877.4
Derivative assets	1,171.1	1,171.1	1,083.2	1,083.2
Separate account assets	71,364.4	71,364.4	69,555.3	69,555.3
Investment-type insurance contracts	(32,604.3)	(32,429.8)	(32,720.1)	(32,828.6)
Short-term debt	(105.2)	(105.2)	(107.9)	(107.9)
Long-term debt	(1,564.8)	(1,750.7)	(1,583.7)	(1,756.3)
Separate account liabilities	(64,016.2)	(62,906.9)	(62,681.4)	(61,594.1)
Derivative liabilities	(1,527.3)	(1,527.3)	(1,274.5)	(1,274.5)
Bank deposits	(2,142.8)	(2,150.2)	(2,161.2)	(2,172.9)
Cash collateral payable	(234.0)	(234.0)	(236.0)	(236.0)
Other liabilities	(225.3)	(225.3)	(250.3)	(250.3)

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

  •
  Level 3 — Fair values are based on significant unobservable inputs for the asset or liability. Our Level 3 assets and liabilities include certain fixed maturities, private equity securities, real estate and commercial mortgage loan investments of our separate accounts, commercial mortgage loan investments and obligations of consolidated VIEs for which the fair value option was elected, complex derivatives and embedded derivatives that are priced using broker quotes or other valuation methods that utilize at least one significant unobservable input.

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

        Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Fair Value Measurements — (continued)

external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during 2011.

Fixed Maturities

        Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred stock. When available, the fair value of fixed maturities is based on quoted prices of identical assets in active markets. These are reflected in Level 1 and primarily include U.S. Treasury bonds and actively traded redeemable corporate preferred securities.

        When quoted prices of identical assets in active markets are not available, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, broker quotes, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2. Also included in Level 2 are corporate bonds where quoted market prices are not available, for which a matrix pricing valuation approach is used. In this approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors.

        If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of December 31, 2011, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

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

        State and Political Subdivisions.    Inputs include Municipal Securities Rulemaking Board reported trades, U.S. Treasury and other benchmark curves, material event notices, new issue data and obligor credit ratings.

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

        Equity Contracts.    We use an option pricing model using observable implied volatilities, dividend yields, index prices and swap curves as the inputs to determine the fair value of equity options. These are reflected in Level 2. In addition, we have a limited number of total return swaps that are valued based on the observable quoted price of the underlying equity index. These are reflected in Level 2.

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

Cash Collateral Payable

        Cash collateral payable is not measured at fair value on a recurring basis. The carrying amount of the payable associated with our obligation to return cash collateral received under derivative credit support annex (collateral) agreements approximate its fair value.

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

Other Liabilities

        Certain obligations reported in other liabilities include embedded derivatives to deliver underlying securities of structured investments to third parties. The fair value of the embedded derivatives is calculated based on the value of the underlying securities that are valued based on prices obtained from third party pricing vendors as utilized and described in our discussion of how fair value is determined for fixed maturities, which are reflected in Level 2.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Fair Value Measurements — (continued)

Assets and liabilities measured at fair value on a recurring basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of December 31, 2011
	Assets / (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$805.1	$57.5	$747.6	$—
Non-U.S. governments	1,096.7	—	1,073.8	22.9
States and political subdivisions	2,882.7	—	2,882.7	—
Corporate	33,556.5	87.5	33,172.0	297.0
Residential mortgage-backed securities	3,343.0	—	3,343.0	—
Commercial mortgage-backed securities	3,413.7	—	3,413.7	—
Collateralized debt obligations	338.8	—	236.3	102.5
Other debt obligations	3,570.2	—	3,542.9	27.3

Total fixed maturities, available-for-sale	49,006.7	145.0	48,412.0	449.7
Fixed maturities, trading	971.7	199.6	551.3	220.8
Equity securities, available-for-sale	77.1	56.5	2.6	18.0
Equity securities, trading	404.8	291.6	113.2	—
Derivative assets (1)	1,171.1	—	1,110.9	60.2
Other investments (2)	213.3	17.6	98.2	97.5
Cash equivalents (3)	1,659.8	677.3	982.5	—

Sub-total excluding separate account assets	53,504.5	1,387.6	51,270.7	846.2
Separate account assets	71,364.4	49,477.1	17,689.1	4,198.2

Total assets	$124,868.9	$50,864.7	$68,959.8	$5,044.4

Liabilities
Investment-type insurance contracts (4)	$(195.8)	$—	$—	$(195.8)
Derivative liabilities (1)	(1,527.3)	—	(1,350.2)	(177.1)
Other liabilities (4)	(225.3)	—	(201.1)	(24.2)

Total liabilities	$(1,948.4)	$—	$(1,551.3)	$(397.1)

Net assets (liabilities)	$122,920.5	$50,864.7	$67,408.5	$4,647.3

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

Notes to Consolidated Financial Statements — (continued)

14. Fair Value Measurements — (continued)

Changes in Level 3 fair value measurements

        The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the year ended December 31, 2011
								Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2010	Total realized/unrealized gains (losses)		Purchases, sales, issuances and settlements (5)			Ending asset/ (liability) balance as of December 31, 2011
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$24.5	$0.2	$—	$(1.8)	$—	$—	$22.9	$0.1
Corporate	552.1	(10.8)	(20.8)	(42.7)	103.2	(284.0)	297.0	(6.1)
Commercial mortgage-backed securities	16.2	(3.7)	5.1	(10.5)	—	(7.1)	—	—
Collateralized debt obligations	109.3	(19.6)	13.8	0.3	—	(1.3)	102.5	(9.3)
Other debt obligations	88.8	0.1	(1.1)	(30.5)	9.0	(39.0)	27.3	—

Total fixed maturities, available-for-sale	790.9	(33.8)	(3.0)	(85.2)	112.2	(331.4)	449.7	(15.3)
Fixed maturities, trading	269.1	(16.6)	—	(27.2)	20.5	(25.0)	220.8	(15.8)
Equity securities, available-for-sale	43.2	(6.1)	12.0	(28.0)	13.0	(16.1)	18.0	(4.5)
Derivative assets	33.3	37.8	(0.1)	(10.8)	—	—	60.2	33.4
Other investments	128.3	(2.5)	—	(28.3)	—	—	97.5	(2.6)
Separate account assets (2)	3,771.5	406.6	—	88.9	13.5	(82.3)	4,198.2	400.9
Liabilities
Investment-type insurance contracts	(6.6)	(206.3)	—	17.1	—	—	(195.8)	(206.6)
Derivative liabilities	(181.5)	(11.4)	0.2	15.6	—	—	(177.1)	(8.6)
Other liabilities (3)	(156.8)	(1.2)	13.4	(15.9)	—	136.3	(24.2)	(1.1)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Fair Value Measurements — (continued)

	For the year ended December 31, 2010
		Total realized/unrealized gains (losses)						Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2009			Purchases, sales, issuances and settlements (4)			Ending asset/ (liability) balance as of December 31, 2010
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$16.1	$(0.1)	$0.1	$8.4	$—	$—	$24.5	$(0.1)
State and political subdivisions	11.5	—	1.0	—	11.5	(24.0)	—	—
Corporate	737.3	0.7	26.9	(193.2)	152.2	(171.8)	552.1	(2.2)
Commercial mortgage-backed securities	34.3	(0.1)	1.0	11.2	—	(30.2)	16.2	(0.1)
Collateralized debt obligations	296.8	(14.9)	40.0	(125.2)	0.9	(88.3)	109.3	(1.9)
Other debt obligations	76.6	—	4.5	36.9	32.9	(62.1)	88.8	—

Total fixed maturities, available-for-sale	1,172.6	(14.4)	73.5	(261.9)	197.5	(376.4)	790.9	(4.3)
Fixed maturities, trading	63.5	13.5	—	194.1	—	(2.0)	269.1	13.2
Equity securities, available-for-sale	71.7	2.6	(8.2)	(21.4)	0.1	(1.6)	43.2	3.3
Derivative assets	54.4	(18.3)	(0.1)	(2.7)	—	—	33.3	(17.1)
Other investments	—	25.9	—	102.4	—	—	128.3	25.9
Separate account assets (2)	4,120.7	304.0	(0.4)	(564.2)	28.5	(117.1)	3,771.5	249.0
Liabilities
Investment-type insurance contracts	(23.6)	(8.2)	—	25.2	—	—	(6.6)	(8.6)
Derivative liabilities	(93.7)	9.9	(1.4)	(96.3)	—	—	(181.5)	8.0
Other liabilities (3)	(89.1)	9.3	(28.3)	(48.7)	—	—	(156.8)	2.3

	For the year ended December 31, 2009
							Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2008	Total realized/unrealized gains (losses)				Ending asset/ (liability) balance as of December 31, 2009
				Purchases, sales, issuances and settlements
		Included in net income (1)	Included in other comprehensive income		Transfers in (out) of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$45.3	$(10.3)	$2.4	$(21.3)	$—	$16.1	$(0.1)
State and political subdivisions	—	—	1.3	—	10.2	11.5	—
Corporate	750.9	(26.7)	160.6	(348.3)	200.8	737.3	(32.2)
Commercial mortgage-backed securities	58.0	(0.3)	9.8	(12.1)	(21.1)	34.3	—
Collateralized debt obligations	236.8	(63.9)	150.4	(10.6)	(15.9)	296.8	(63.5)
Other debt obligations	82.0	(2.1)	17.4	25.9	(46.6)	76.6	—

Total fixed maturities, available-for-sale	1,173.0	(103.3)	341.9	(366.4)	127.4	1,172.6	(95.8)
Fixed maturities, trading	60.7	13.0	—	—	(10.2)	63.5	13.1
Equity securities, available-for-sale	56.2	(0.2)	30.3	(43.7)	29.1	71.7	(2.0)
Derivative assets	100.7	(43.6)	(0.2)	(2.5)	—	54.4	(30.5)
Separate account assets (2)	6,042.3	(1,601.5)	—	(291.6)	(28.5)	4,120.7	(1,488.3)
Liabilities
Investment-type insurance contracts	(60.2)	10.8	—	25.8	—	(23.6)	10.8
Derivative liabilities	(266.9)	141.4	7.2	24.6	—	(93.7)	88.8
Other liabilities (3)	(103.8)	—	33.2	(18.5)	—	(89.1)	—

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

(5)
Gross purchases, sales, issuances and settlements were:

	For the year ended December 31, 2011
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$3.6	$(5.4)	$—	$—	$(1.8)
Corporate	21.2	(25.6)	—	(38.3)	(42.7)
Commercial mortgage-backed securities	—	(10.5)	—	—	(10.5)
Collateralized debt obligations	1.3	(0.4)	—	(0.6)	0.3
Other debt obligations	—	—	—	(30.5)	(30.5)

Total fixed maturities, available-for-sale	26.1	(41.9)	—	(69.4)	(85.2)
Fixed maturities, trading	10.0	(8.7)	—	(28.5)	(27.2)
Equity securities, available-for-sale	0.3	(28.3)	—	—	(28.0)
Derivative assets	19.0	(29.8)	—	—	(10.8)
Other investments	—	—	—	(28.3)	(28.3)
Separate account assets	342.7	(191.8)	—	(62.0)	88.9
Liabilities
Investment-type insurance contracts	—	—	9.2	7.9	17.1
Derivative liabilities	(12.1)	27.7	—	—	15.6
Other liabilities	(2.1)	—	—	(13.8)	(15.9)

Transfers

        Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

        Assets transferred into Level 3 during 2011, 2010 and 2009 were $159.2 million, $226.1 million and $531.9 million, respectively. The majority of assets transferred into Level 3 primarily include those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor and, to a lesser extent, assets added to our "watch list" that were previously priced using a matrix pricing valuation approach that may no longer be relevant when applied to asset-specific situations.

        Assets transferred out of Level 3 during 2011, 2010 and 2009 were $454.8 million, $497.1 million and $414.1 million, respectively, and liabilities transferred out of Level 3 during 2011 were $136.3 million. The majority of assets that transferred out of Level 3 and the liabilities that transferred out of Level 3 include those for which we are now able to obtain pricing from a recognized third party pricing vendor.

        We had significant transfers of separate account assets between Level 1 and Level 2, primarily related to foreign equity securities. When these securities are valued at the local close price of the exchange where the assets traded, they are reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices and the fair value is reflected in Level 2. During 2011 and 2010, $2,796.1 million and $6,600.6 million, respectively, of separate account assets transferred out of Level 2 into Level 1. During 2011 and 2010, $3,595.9 million and $3,128.3 million, respectively, of separate account assets transferred out of Level 1 into Level 2.

        Other transfers into and out of Level 2 during 2011 and 2010 primarily included those that transferred out of and into Level 3, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Fair Value Measurements — (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Certain assets are measured at fair value on a nonrecurring basis. During 2011, mortgage loans had been marked to fair value of $206.0 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $27.7 million that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve at least one significant unobservable input.

        During 2011, certain mortgage servicing rights had been marked to fair value of $4.4 million. The net impact of impairments and subsequent improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net loss of $1.1 million that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

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

        During 2010, certain real estate had been written down to fair value of $1.4 million. This write down resulted in a loss of $0.3 million that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of real estate is estimated using appraised values that involve significant unobservable inputs.

        During 2010, certain mortgage servicing rights had been written down to fair value of $1.0 million, resulting in a charge of $0.6 million that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

        During 2010, we impaired goodwill and finite lived intangible assets. See Note 2, Goodwill and Other Intangible Assets, for further details.

        During 2009, certain mortgage loans had been written down to fair value of $3.9 million. This write down resulted in a loss of $8.0 million that was recorded in net realized capital gains (losses). These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

        During 2009, certain real estate had been written down to fair value of $0.9 million. This write down resulted in a loss of $0.8 million that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of the real estate is estimated using appraised values that involve significant unobservable inputs.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14. Fair Value Measurements — (continued)

        The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $97.5 million and $96.1 million as of December 31, 2011, and $128.3 million and $124.4 million as of December 31, 2010, respectively. The change in fair value of the loans resulted in a $(2.6) million and $25.9 million pre-tax gain (loss) for the year ended December 31, 2011 and 2010, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. For the years ended December 31, 2011 and 2010, we recorded $8.6 million and $10.5 million, respectively, of interest income on these commercial mortgage loans.

        The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $88.4 million and $169.8 million as of December 31, 2011, and $114.5 million and $186.5 million as of December 31, 2010, respectively. For the years ended December 31, 2011 and 2010, the change in fair value of the obligations resulted in a $1.2 million and $(2.9) million pre-tax gain (loss), which includes a pre-tax gain (loss) of $(1.1) million and $3.0 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $6.7 million and $8.9 million for the years ended December 31, 2011 and 2010, respectively.

15. Statutory Insurance Financial Information

        Principal Life, the largest indirect subsidiary of PFG, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the "State of Iowa"). The State of Iowa recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual has been adopted as a component of prescribed practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices. As of December 31, 2011, our use of prescribed and permitted statutory accounting practices has resulted in higher statutory capital and surplus of $267.4 million relative to the accounting practices and procedures of the NAIC primarily due to a state prescribed practice associated with reinsurance of our term life products and "secondary" or "no lapse" guarantee provisions on our universal life products. Statutory accounting practices differ from U.S. GAAP primarily due to charging policy acquisition costs to expense as incurred, establishing reserves using different actuarial assumptions, valuing investments on a different basis and not admitting certain assets, including certain net deferred income tax assets.

        Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2011, Principal Life meets the minimum RBC requirements.

        Statutory net income and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2011	2010	2009
	(in millions)
Statutory net income	$326.8	$404.6	$42.1
Statutory capital and surplus	4,218.2	4,377.8	4,588.7

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16. Segment Information — (continued)

        The Principal International segment has operations in Brazil, Chile, China, Hong Kong Special Administrative Region, India, Mexico and Southeast Asia. We focus on countries with large middle classes, favorable demographics and growing long-term savings, ideally with defined contribution markets. We entered these countries through acquisitions, start-up operations and joint ventures.

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

        Management uses segment operating earnings in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized capital gains (losses), as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized capital gains (losses), as adjusted, are net of income taxes, related changes in the amortization pattern of DPAC and sales inducements, recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and services, amortization of hedge accounting book value adjustments for certain discontinued hedges, net realized capital gains and losses distributed, noncontrolling interest capital gains and losses and certain market value adjustments to fee revenues. Net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on derivative instruments not designated as hedging instruments and exclude certain market value adjustments of embedded derivatives and realized capital gains (losses) associated with our exited group medical insurance business. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on derivatives not designated as hedging instruments), including their impact on recognition of front-end fee revenues, certain market value adjustments to fee revenues and amortization of hedge accounting book value adjustments for certain discontinued hedges, and revenue from our exited group medical insurance business. Segment operating revenues include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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

        The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	December 31,
	2011	2010
	(in millions)
Assets:
Retirement and Investor Services	$109,481.8	$110,043.0
Principal Global Investors	1,833.3	1,308.1
Principal International	15,662.8	12,774.5
U.S. Insurance Solutions	17,790.9	16,558.2
Corporate	3,529.2	4,947.3

Total consolidated assets	$148,298.0	$145,631.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16. Segment Information — (continued)

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$4,074.1	$4,124.4	$4,041.5
Principal Global Investors	546.3	481.4	439.4
Principal International	909.5	779.9	562.1
U.S. Insurance Solutions	2,984.4	2,775.1	2,812.6
Corporate	(189.2)	(118.9)	(143.4)

Total segment operating revenues	8,325.1	8,041.9	7,712.2
Net realized capital losses, net of related revenue adjustments	(221.8)	(286.4)	(473.2)
Exited group medical insurance business	606.3	1,403.9	1,610.6
Terminated commercial mortgage securities issuance operation	—	(0.8)	(0.5)

Total revenues per consolidated statements of operations	$8,709.6	$9,158.6	$8,849.1

Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$581.1	$584.4	$510.4
Principal Global Investors	74.0	58.5	38.2
Principal International	154.0	136.9	118.9
U.S. Insurance Solutions	215.9	193.7	204.1
Corporate	(146.9)	(128.7)	(138.3)

Total segment operating earnings, net of related income taxes	878.1	844.8	733.3
Net realized capital losses, as adjusted (1)	(148.3)	(194.2)	(213.4)
Other after-tax adjustments (2)	(47.8)	15.7	69.8

Net income available to common stockholders per consolidated statements of operations	$682.0	$666.3	$589.7

(1)
Net realized capital losses, as adjusted, is derived as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Net realized capital losses:
Net realized capital losses	$(122.3)	$(191.5)	$(398.3)
Certain derivative and hedging-related adjustments	(98.8)	(90.0)	(69.0)
Certain market value adjustments to fee revenues	(0.1)	(3.4)	(1.5)
Recognition of front-end fee revenues	(0.6)	(1.5)	(4.4)

Net realized capital losses, net of related revenue adjustments	(221.8)	(286.4)	(473.2)
Amortization of deferred policy acquisition and sales inducement costs	(31.5)	(25.2)	156.4
Capital gains distributed	(3.1)	(12.0)	(19.8)
Certain market value adjustments of embedded derivatives	65.6	7.2	11.8
Net realized capital (gains) losses associated with exited group medical insurance business	(0.2)	3.0	0.5
Noncontrolling interest capital gains	(31.6)	(11.6)	(18.6)
Income tax effect	74.3	130.8	129.5

Net realized capital losses, as adjusted	$(148.3)	$(194.2)	$(213.4)

(2)
In 2011, other after-tax adjustments included (1) the negative effect resulting from (a) the impact of a court ruling on some uncertain tax positions ($68.9 million), (b) a contribution made to The Principal Financial Group Foundation, Inc. ($19.5 million) and (c) our estimated obligation associated with Executive Life of New York's liquidation petition ($10.3 million) and (2) the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($50.9 million).

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

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Income tax expense by segment:
Retirement and Investor Services	$173.7	$170.5	$144.2
Principal Global Investors	41.0	33.7	21.0
Principal International	4.0	(0.4)	0.5
U.S. Insurance Solutions	101.6	91.5	97.8
Corporate	(72.9)	(61.4)	(71.4)

Total segment income taxes from operating earnings	247.4	233.9	192.1
Tax benefit related to net realized capital losses, as adjusted	(74.3)	(130.8)	(129.5)
Tax expense related to other after-tax adjustments	63.3	21.0	37.5

Total income tax expense per consolidated statements of operations	$236.4	$124.1	$100.1

        The following table summarizes operating revenues for our products and services:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Retirement and Investor Services:
Full-service accumulation	$1,337.1	$1,336.4	$1,283.9
Principal Funds	560.4	507.3	445.3
Individual annuities	1,119.2	1,018.6	945.6
Bank and trust services	100.5	91.8	83.9
Eliminations	(111.8)	(100.3)	(89.1)

Total Accumulation	3,005.4	2,853.8	2,669.6
Investment only	508.0	643.4	796.0
Full-service payout	560.7	627.2	575.9

Total Guaranteed	1,068.7	1,270.6	1,371.9

Total Retirement and Investor Services	4,074.1	4,124.4	4,041.5
Principal Global Investors (1)	546.3	481.4	439.4
Principal International	909.5	779.9	562.1
U.S. Insurance Solutions:
Individual life insurance	1,476.5	1,361.5	1,358.0
Specialty benefits insurance	1,507.9	1,413.6	1,454.6

Total U.S. Insurance Solutions	2,984.4	2,775.1	2,812.6
Corporate	(189.2)	(118.9)	(143.4)

Total operating revenues	$8,325.1	$8,041.9	$7,712.2

Total operating revenues	$8,325.1	$8,041.9	$7,712.2
Net realized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(221.8)	(286.4)	(473.2)
Exited group medical insurance business	606.3	1,403.9	1,610.6
Terminated commercial mortgage securities issuance operation	—	(0.8)	(0.5)

Total revenues per consolidated statements of operations	$8,709.6	$9,158.6	$8,849.1

(1)
Reflects inter-segment revenues of $212.2 million, $203.1 million and $195.4 million in 2011, 2010 and 2009, respectively. These revenues are eliminated within the Corporate segment.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Stock-Based Compensation Plans

        As of December 31, 2011, we have the 2010 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan ("Stock-Based Compensation Plans"). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the 2010 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

        As of December 31, 2011, the maximum number of new shares of common stock that were available for grant under the 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 10.6 million.

        For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Compensation cost	$46.3	$50.8	$48.8
Related income tax benefit	15.8	16.1	15.5
Capitalized as part of an asset	2.6	2.8	3.7

Nonqualified Stock Options

        Nonqualified stock options were granted to certain employees under the 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding under the 2010 Stock Incentive Plan and the Stock Incentive Plan were granted at an exercise price equal to the fair market value of our common stock on the date of grant, and expire ten years after the grant date. These options have graded or cliff vesting over a three-year period, except in the case of approved retirement. Total options granted under the 2010 Stock Incentive Plan were 0.5 million, 0.8 million and 2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Nonqualified stock options granted under the Directors Stock Plan have an exercise price equal to the fair market value of our common stock on the date of the grant and a contractual term equal to the earlier of five years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Beginning with the 2003 grant, options become exercisable in four approximately equal installments on the three, six and nine month anniversaries of the grant date, and on the date that the Director's full term of office expires. There were no options granted during the years ended December 31, 2011, 2010 and 2009.

        The following is a summary of the status of all of our stock option plans:

	Number of options	Weighted- average exercise price	Intrinsic Value
	(in millions)		(in millions)
Options outstanding at January 1, 2011	12.4	$38.75
Granted	0.5	34.26
Exercised	0.4	18.83
Expired	0.3	33.44

Options outstanding at December 31, 2011	12.2	$39.33	$27.8

Options vested or expected to vest at December 31, 2011	12.2	$39.34	$27.8

Options exercisable at December 31, 2011	10.5	$42.11	$18.1

        The total intrinsic value of stock options exercised was $4.0 million, $1.9 million and zero during 2011, 2010, and 2009, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Stock-Based Compensation Plans — (continued)

        The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options:

Range of exercise prices	Number of options outstanding	Weighted-average remaining contractual life
	(in millions)
$11.07 — $21.69	1.9	7
$21.70 — $32.32	1.6	5
$32.33 — $42.95	3.9	4
$42.96 — $53.58	1.7	4
$53.59 — $64.22	3.1	6

$11.07 — $64.22	12.2	5

        The weighted-average remaining contractual lives for stock options exercisable is approximately 4 years as of December 31, 2011.

        The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2011	2010	2009
Expected volatility	67.9%	66.6%	55.0%

Expected term (in years)	6	6	6

Risk-free interest rate	2.5%	2.8%	2.1%

Expected dividend yield	1.6%	2.25%	4.07%

Weighted average estimated fair value	$18.82	$11.48	$4.07

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

        As of December 31, 2011, there was $3.3 million of total unrecognized compensation costs related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

        Cash received from stock options exercised under these share-based payment arrangements during 2011, 2010 and 2009 was $7.3 million, $2.2 million and $0.2 million, respectively. The actual tax benefits realized for the tax deductions for options exercised under these share-based payment arrangements during 2011, 2010 and 2009 was $1.4 million, $0.5 million and zero million, respectively.

Performance Share Awards

        We granted performance share awards to certain employees under the 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of an approved retirement) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors, including return on equity, earnings per share, operating income and book value per share, must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.3 million, 0.4 million and 0.5 million in 2011, 2010 and 2009, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Stock-Based Compensation Plans — (continued)

        The following is a summary of activity for the nonvested performance share awards:

	Number of performance share awards	Weighted-average grant-date fair value
	(in millions)
Nonvested performance share awards at January 1, 2011	1.1	$26.01
Granted	0.3	34.26
Canceled	0.3	59.00

Nonvested performance share awards at December 31, 2011	1.1	$20.08

        Performance share awards above represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards.

        The total intrinsic value of performance share awards vested was zero, zero and $6.4 million during 2011, 2010 and 2009, respectively.

        The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2011, 2010 and 2009 were $34.26, $22.21 and $11.64, respectively.

        As of December 31, 2011, there was $4.3 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.5 years.

        The actual tax benefits realized for the tax deductions for performance share award payouts under these share-based payment arrangements was $2.4 million in 2009. There were no tax benefits realized in 2011 and 2010.

Restricted Stock Units

        We issue restricted stock units under the 2010 Stock Incentive Plan, 2005 Directors Stock Plan, Stock Incentive Plan, and Directors Stock Plan. Restricted stock units are treated as an equity award. There is no maximum contractual term on these awards. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. In 2011, 2010 and 2009, 0.9 million, 1.2 million and 1.9 million restricted stock units were granted, respectively.

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

        The following is a summary of activity for the nonvested restricted stock units:

	Number of restricted stock units	Weighted-average grant-date fair value
	(in millions)
Nonvested restricted stock units at January 1, 2011	2.9	$23.75
Granted	0.9	33.35
Vested	0.6	49.60
Canceled	0.1	21.86

Nonvested restricted stock units at December 31, 2011	3.1	$21.68

        The total intrinsic value of restricted stock units vested was $19.9 million, $11.6 million and $3.9 million during 2011, 2010 and 2009, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17. Stock-Based Compensation Plans — (continued)

        The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2011, 2010 and 2009 was $33.35, $22.78 and $11.94, respectively.

        As of December 31, 2011, there was $29.8 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

        The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2011, 2010 and 2009 was $7.3 million, $3.2 million and $1.6 million, respectively.

Employee Stock Purchase Plan

        Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a semi-annual basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares' fair market value as of the beginning or end of the purchase period, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.7 million, 0.9 million and 1.1 million shares during 2011, 2010 and 2009, respectively.

        We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $4.20, $7.43 and $5.08 during 2011, 2010 and 2009, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $3.1 million, $6.8 million and $5.6 million during 2011, 2010 and 2009, respectively.

        Cash received from shares issued under these share-based payment arrangements for 2011, 2010 and 2009 was $18.7 million, $18.5 million and $13.8 million, respectively. The actual tax benefits realized for the tax deductions for the settlement of the share-based payment arrangements for 2011, 2010 and 2009 was $0.7 million, $0.7 million and $0.4 million, respectively.

        As of December 31, 2011, a total of 6.9 million of new shares are available to be made issuable by us for this plan.

18. Earnings Per Common Share

        The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions, except per share data)
Net income	$751.2	$717.2	$645.7
Subtract:
Net income attributable to noncontrolling interest	36.2	17.9	23.0
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$682.0	$666.3	$589.7

Weighted-average shares outstanding:
Basic	314.5	320.3	297.3
Dilutive effects:
Stock options	1.2	0.9	0.4
Performance share awards	0.4	0.3	—
Restricted stock units	1.5	1.5	1.2

Diluted	317.6	323.0	298.9

Net income per common share:
Basic	$2.17	$2.08	$1.98

Diluted	$2.15	$2.06	$1.97

        The calculation of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19. Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations.

	For the three months ended
	December 31	September 30	June 30 (1)	March 31
	(in millions, except per share data)
2011
Total revenues	$2,059.0	$2,088.8	$2,342.0	$2,219.8
Total expenses	1,865.4	1,950.6	1,969.7	1,936.3
Net income	171.9	66.3	289.9	223.1
Net income available to common stockholders	164.0	63.7	258.0	196.3
Basic earnings per common share for net income available to common stockholders	0.54	0.20	0.81	0.61
Diluted earnings per common share for net income available to common stockholders	0.54	0.20	0.80	0.60
2010
Total revenues	$2,372.5	$2,288.5	$2,233.6	$2,264.0
Total expenses	2,108.8	2,125.0	2,075.8	2,007.7
Net income	218.1	151.3	144.2	203.6
Net income available to common stockholders	199.3	142.2	134.0	190.8
Basic earnings per common share for net income available to common stockholders	0.62	0.44	0.42	0.60
Diluted earnings per common share for net income available to common stockholders	0.62	0.44	0.42	0.59

(1)
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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. ("PFS") and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009.

        In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG's interest in PFS, (ii) Principal Life's interest in all direct subsidiaries of Principal Life and (iii) PFS's interest in Principal Life even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent's investment and earnings. All intercompany balances and transactions, including elimination of the parent's investment in subsidiaries, between PFG, Principal Life and PFS and all other subsidiaries have been eliminated, as shown in the column "Eliminations." These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,285.3	$6,082.4	$(361.0)	$49,006.7
Fixed maturities, trading	268.7	374.8	328.2	—	971.7
Equity securities, available-for-sale	—	73.4	3.7	—	77.1
Equity securities, trading	—	0.3	404.5	—	404.8
Mortgage loans	—	9,271.5	1,831.8	(376.1)	10,727.2
Real estate	—	9.2	1,084.9	(1.2)	1,092.9
Policy loans	—	859.3	25.8	—	885.1
Investment in unconsolidated entities	10,447.1	3,116.1	5,300.5	(18,034.2)	829.5
Other investments	7.0	2,559.0	925.3	(1,332.8)	2,158.5
Cash and cash equivalents	226.7	1,344.5	1,277.6	(14.9)	2,833.9
Accrued investment income	1.8	551.1	66.6	(4.3)	615.2
Premiums due and other receivables	—	1,017.8	827.7	(600.3)	1,245.2
Deferred policy acquisition costs	—	3,034.5	279.0	—	3,313.5
Property and equipment	—	395.9	61.3	—	457.2
Goodwill	—	54.3	428.0	—	482.3
Other intangibles	—	29.2	861.4	—	890.6
Separate account assets	—	61,615.1	9,749.3	—	71,364.4
Other assets	14.8	668.9	994.6	(736.1)	942.2

Total assets	$10,966.1	$128,260.2	$30,532.6	$(21,460.9)	$148,298.0

Liabilities
Contractholder funds	$—	$37,356.8	$586.7	$(267.1)	$37,676.4
Future policy benefits and claims	—	16,370.8	3,937.9	(100.8)	20,207.9
Other policyholder funds	—	514.8	29.0	(0.1)	543.7
Short-term debt	—	—	105.2	—	105.2
Long-term debt	1,351.7	99.4	504.8	(391.1)	1,564.8
Income taxes currently payable	(18.6)	(218.4)	34.3	205.8	3.1
Deferred income taxes	(22.5)	403.3	167.2	(14.6)	533.4
Separate account liabilities	—	61,615.1	9,749.3	—	71,364.4
Other liabilities	18.5	4,293.8	4,590.8	(2,617.0)	6,286.1

Total liabilities	1,329.1	120,435.6	19,705.2	(3,184.9)	138,285.0
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,634.7	5,718.1	7,870.2	(13,588.3)	9,634.7
Retained earnings	5,077.5	1,826.0	2,335.6	(4,161.6)	5,077.5
Accumulated other comprehensive income	201.9	278.0	241.3	(519.3)	201.9
Treasury stock, at cost	(5,281.7)	—	—	—	(5,281.7)

Total stockholders' equity attributable to PFG	9,637.0	7,824.6	10,447.1	(18,271.7)	9,637.0
Noncontrolling interest	—	—	380.3	(4.3)	376.0

Total stockholders' equity	9,637.0	7,824.6	10,827.4	(18,276.0)	10,013.0

Total liabilities and stockholders' equity	$10,966.1	$128,260.2	$30,532.6	$(21,460.9)	$148,298.0

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,579.6	$311.4	$—	$2,891.0
Fees and other revenues	0.2	1,605.1	1,257.6	(297.8)	2,565.1
Net investment income (loss)	(12.0)	2,578.8	763.8	45.2	3,375.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	442.8	(388.7)	20.9	75.0
Total other-than-temporary impairment losses on available-for-sale securities	—	(130.6)	(17.0)	—	(147.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	(51.5)	1.8	—	(49.7)

Net impairment losses on available-for-sale securities	—	(182.1)	(15.2)	—	(197.3)

Net realized capital gains (losses)	—	260.7	(403.9)	20.9	(122.3)

Total revenues	(11.8)	7,024.2	1,928.9	(231.7)	8,709.6
Expenses
Benefits, claims and settlement expenses	—	3,850.5	616.9	(13.3)	4,454.1
Dividends to policyholders	—	210.2	—	—	210.2
Operating expenses	116.0	2,077.9	1,116.6	(252.8)	3,057.7

Total expenses	116.0	6,138.6	1,733.5	(266.1)	7,722.0

Income (loss) before income taxes	(127.8)	885.6	195.4	34.4	987.6
Income taxes (benefits)	(50.4)	297.7	(11.1)	0.2	236.4
Equity in the net income of subsidiaries	792.4	7.2	622.3	(1,421.9)	—

Net income	715.0	595.1	828.8	(1,387.7)	751.2
Net income attributable to noncontrolling interest	—	—	36.4	(0.2)	36.2

Net income attributable to PFG	715.0	595.1	792.4	(1,387.5)	715.0
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$682.0	$595.1	$792.4	$(1,387.5)	$682.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,260.2	$295.3	$—	$3,555.5
Fees and other revenues	0.1	1,444.0	1,139.1	(285.1)	2,298.1
Net investment income	33.2	2,800.9	629.0	33.4	3,496.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	160.2	(111.9)	(0.3)	48.7
Total other-than-temporary impairment losses on available-for-sale securities	—	(284.7)	(11.6)	—	(296.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	51.6	4.5	—	56.1

Net impairment losses on available-for-sale securities	—	(233.1)	(7.1)	—	(240.2)

Net realized capital gains (losses)	0.7	(72.9)	(119.0)	(0.3)	(191.5)

Total revenues	34.0	7,432.2	1,944.4	(252.0)	9,158.6
Expenses
Benefits, claims and settlement expenses	—	4,834.9	520.6	(17.1)	5,338.4
Dividends to policyholders	—	219.9	—	—	219.9
Operating expenses	117.0	1,845.5	1,034.6	(238.1)	2,759.0

Total expenses	117.0	6,900.3	1,555.2	(255.2)	8,317.3

Income (loss) before income taxes	(83.0)	531.9	389.2	3.2	841.3
Income taxes (benefits)	(31.6)	119.1	36.6	—	124.1
Equity in the net income of subsidiaries	750.7	72.5	416.2	(1,239.4)	—

Net income	699.3	485.3	768.8	(1,236.2)	717.2
Net income attributable to noncontrolling interest	—	—	18.1	(0.2)	17.9

Net income attributable to PFG	699.3	485.3	750.7	(1,236.0)	699.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$666.3	$485.3	$750.7	$(1,236.0)	$666.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,479.9	$270.7	$—	$3,750.6
Fees and other revenues	—	1,351.7	1,023.7	(279.4)	2,096.0
Net investment income	3.6	2,931.0	405.7	60.5	3,400.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.1	(436.6)	581.2	(89.8)	54.9
Total other-than-temporary impairment losses on available-for-sale securities	—	(703.3)	(10.8)	—	(714.1)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	256.8	4.1	—	260.9

Net impairment losses on available-for-sale securities	—	(446.5)	(6.7)	—	(453.2)

Net realized capital gains (losses)	0.1	(883.1)	574.5	(89.8)	(398.3)

Total revenues	3.7	6,879.5	2,274.6	(308.7)	8,849.1
Expenses
Benefits, claims and settlement expenses	—	5,007.6	343.5	(16.6)	5,334.5
Dividends to policyholders	—	242.2	—	—	242.2
Operating expenses	90.8	1,665.3	997.2	(226.7)	2,526.6

Total expenses	90.8	6,915.1	1,340.7	(243.3)	8,103.3

Income (loss) before income taxes	(87.1)	(35.6)	933.9	(65.4)	745.8
Income taxes (benefits)	(34.7)	(72.7)	206.9	0.6	100.1
Equity in the net income (loss) of subsidiaries	675.1	466.7	(28.7)	(1,113.1)	—

Net income	622.7	503.8	698.3	(1,179.1)	645.7
Net income attributable to noncontrolling interest	—	—	23.2	(0.2)	23.0

Net income attributable to PFG	622.7	503.8	675.1	(1,178.9)	622.7
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$589.7	$503.8	$675.1	$(1,178.9)	$589.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(73.3)	$2,495.5	$374.7	$(83.6)	$2,713.3
Investing activities
Available-for-sale securities:
Purchases	(4.4)	(6,047.2)	(696.8)	6.0	(6,742.4)
Sales	200.0	689.5	116.2	(25.0)	980.7
Maturities	4.4	5,037.0	719.4	—	5,760.8
Mortgage loans acquired or originated	—	(1,372.7)	(169.0)	56.8	(1,484.9)
Mortgage loans sold or repaid	—	1,548.6	339.3	(94.8)	1,793.1
Real estate acquired	—	(0.3)	(129.6)	—	(129.9)
Net purchases of property and equipment	—	(46.7)	(10.2)	—	(56.9)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(270.5)	—	(270.5)
Dividends and returns of capital received from unconsolidated entities	506.5	327.9	756.5	(1,590.9)	—
Net change in other investments	(0.2)	(48.1)	14.5	(18.3)	(52.1)

Net cash provided by (used in) investing activities	706.3	88.0	669.8	(1,666.2)	(202.1)
Financing activities
Issuance of common stock	25.9	—	—	—	25.9
Acquisition of treasury stock	(556.4)	—	—	—	(556.4)
Proceeds from financing element derivatives	—	75.9	—	—	75.9
Payments for financing element derivatives	—	(46.5)	—	—	(46.5)
Excess tax benefits from share-based payment arrangements	—	0.8	1.2	—	2.0
Dividends to common stockholders	(213.7)	—	—	—	(213.7)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Principal repayments of long-term debt	—	—	(69.4)	57.2	(12.2)
Net proceeds from short-term borrowings	—	—	3.2	—	3.2
Dividends and capital paid to parent	—	(756.5)	(834.4)	1,590.9	—
Investment contract deposits	—	5,868.7	433.4	—	6,302.1
Investment contract withdrawals	—	(7,076.7)	(2.3)	—	(7,079.0)
Net decrease in banking operation deposits	—	—	(18.5)	—	(18.5)
Other	—	(4.5)	—	—	(4.5)

Net cash used in financing activities	(777.2)	(1,938.8)	(486.8)	1,648.1	(1,554.7)

Net increase (decrease) in cash and cash equivalents	(144.2)	644.7	557.7	(101.7)	956.5
Cash and cash equivalents at beginning of year	370.9	699.8	719.9	86.8	1,877.4

Cash and cash equivalents at end of year	$226.7	$1,344.5	$1,277.6	$(14.9)	$2,833.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$29.3	$2,374.5	$414.8	$(26.9)	$2,791.7
Investing activities
Available-for-sale securities:
Purchases	(286.8)	(5,631.7)	(1,273.5)	4.1	(7,187.9)
Sales	95.5	1,240.8	380.3	(32.0)	1,684.6
Maturities	117.9	4,390.7	652.7	—	5,161.3
Mortgage loans acquired or originated	—	(1,209.4)	(295.8)	233.2	(1,272.0)
Mortgage loans sold or repaid	—	1,624.1	422.6	(248.7)	1,798.0
Real estate acquired	—	(0.2)	(53.6)	—	(53.8)
Net purchases of property and equipment	—	(4.3)	(17.2)	—	(21.5)
Dividends and returns of capital received from unconsolidated entities	301.8	229.1	301.8	(832.7)	—
Net change in other investments	(0.2)	(46.8)	(163.3)	129.1	(81.2)

Net cash provided by (used in) investing activities	228.2	592.3	(46.0)	(747.0)	27.5
Financing activities
Issuance of common stock	20.6	—	—	—	20.6
Acquisition of treasury stock	(2.6)	—	—	—	(2.6)
Proceeds from financing element derivatives	—	79.3	—	—	79.3
Payments for financing element derivatives	—	(46.5)	—	—	(46.5)
Excess tax benefits from share-based payment arrangements	—	0.4	0.6	—	1.0
Dividends to common stockholders	(176.2)	—	—	—	(176.2)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	27.6	(25.3)	2.3
Principal repayments of long-term debt	—	—	(58.7)	47.6	(11.1)
Net proceeds from (repayments of) short-term borrowings	—	—	(30.4)	32.1	1.7
Dividends and capital paid to parent	—	(301.8)	(530.9)	832.7	—
Investment contract deposits	—	4,100.0	183.8	—	4,283.8
Investment contract withdrawals	—	(7,343.3)	(0.1)	—	(7,343.4)
Net increase in banking operation deposits	—	—	46.2	—	46.2
Other	—	(4.3)	—	—	(4.3)

Net cash used in financing activities	(191.2)	(3,516.2)	(361.9)	887.1	(3,182.2)

Net increase (decrease) in cash and cash equivalents	66.3	(549.4)	6.9	113.2	(363.0)
Cash and cash equivalents at beginning of year	304.6	1,249.2	713.0	(26.4)	2,240.4

Cash and cash equivalents at end of year	$370.9	$699.8	$719.9	$86.8	$1,877.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(442.6)	$2,616.9	$(129.2)	$197.9	$2,243.0
Investing activities
Available-for-sale securities:
Purchases	(187.6)	(6,537.4)	(1,288.3)	80.0	(7,933.3)
Sales	4.0	3,002.0	602.9	(169.1)	3,439.8
Maturities	57.1	3,944.6	566.4	—	4,568.1
Mortgage loans acquired or originated	—	(507.3)	(151.3)	72.1	(586.5)
Mortgage loans sold or repaid	—	1,449.3	366.2	(111.1)	1,704.4
Real estate acquired	—	—	(62.2)	—	(62.2)
Net purchases of property and equipment	(0.1)	(11.1)	(15.0)	—	(26.2)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(45.7)	—	(45.7)
Contributions to unconsolidated entities	(795.9)	(29.6)	(150.9)	976.4	—
Net change in other investments	0.2	55.8	24.7	(112.3)	(31.6)

Net cash provided by (used in) investing activities	(922.3)	1,366.3	(153.2)	736.0	1,026.8
Financing activities
Issuance of common stock	1,123.0	—	—	—	1,123.0
Acquisition of treasury stock	(4.1)	—	—	—	(4.1)
Proceeds from financing element derivatives	—	122.0	—	—	122.0
Payments for financing element derivatives	—	(67.4)	—	—	(67.4)
Excess tax benefits from share-based payment arrangements	—	0.1	0.1	—	0.2
Dividends to common stockholders	(159.5)	—	—	—	(159.5)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	745.1	—	—	—	745.1
Principal repayments of long-term debt	—	—	(665.1)	196.9	(468.2)
Net repayments of short-term borrowings	—	—	(405.2)	0.1	(405.1)
Capital received from parent	—	150.9	825.5	(976.4)	—
Investment contract deposits	—	4,220.2	3.9	—	4,224.1
Investment contract withdrawals	—	(8,752.7)	—	—	(8,752.7)
Net increase in banking operation deposits	—	—	43.9	—	43.9
Other	—	(5.7)	—	—	(5.7)

Net cash provided by (used in) financing activities	1,671.5	(4,332.6)	(196.9)	(779.4)	(3,637.4)

Net increase (decrease) in cash and cash equivalents	306.6	(349.4)	(479.3)	154.5	(367.6)
Cash and cash equivalents at beginning of year	(2.0)	1,598.6	1,192.3	(180.9)	2,608.0

Cash and cash equivalents at end of year	$304.6	$1,249.2	$713.0	$(26.4)	$2,240.4

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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009.

        In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG's interest in PFS and (ii) PFS's interest in Principal Life and all other subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent's investment and earnings. All intercompany balances and transactions, including elimination of the parent's investment in subsidiaries, between PFG, PFS and Principal Life and all other subsidiaries have been eliminated, as shown in the column "Eliminations." These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,006.7	$—	$49,006.7
Fixed maturities, trading	268.7	—	703.0	—	971.7
Equity securities, available-for-sale	—	—	77.1	—	77.1
Equity securities, trading	—	—	404.8	—	404.8
Mortgage loans	—	—	10,727.2	—	10,727.2
Real estate	—	—	1,092.9	—	1,092.9
Policy loans	—	—	885.1	—	885.1
Investment in unconsolidated entities	10,447.1	10,382.0	829.5	(20,829.1)	829.5
Other investments	7.0	3.0	2,148.5	—	2,158.5
Cash and cash equivalents	226.7	702.4	2,787.9	(883.1)	2,833.9
Accrued investment income	1.8	—	613.4	—	615.2
Premiums due and other receivables	—	—	1,243.9	1.3	1,245.2
Deferred policy acquisition costs	—	—	3,313.5	—	3,313.5
Property and equipment	—	—	457.2	—	457.2
Goodwill	—	—	482.3	—	482.3
Other intangibles	—	—	890.6	—	890.6
Separate account assets	—	—	71,364.4	—	71,364.4
Other assets	14.8	10.4	926.0	(9.0)	942.2

Total assets	$10,966.1	$11,097.8	$147,954.0	$(21,719.9)	$148,298.0

Liabilities
Contractholder funds	$—	$—	$37,676.4	$—	$37,676.4
Future policy benefits and claims	—	—	20,207.9	—	20,207.9
Other policyholder funds	—	—	543.7	—	543.7
Short-term debt	—	50.0	318.9	(263.7)	105.2
Long-term debt	1,351.7	—	213.1	—	1,564.8
Income taxes currently payable	(18.6)	(0.9)	12.0	10.6	3.1
Deferred income taxes	(22.5)	(22.8)	595.4	(16.7)	533.4
Separate account liabilities	—	—	71,364.4	—	71,364.4
Other liabilities	18.5	624.4	6,264.2	(621.0)	6,286.1

Total liabilities	1,329.1	650.7	137,196.0	(890.8)	138,285.0
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,634.7	7,870.2	7,543.4	(15,413.6)	9,634.7
Retained earnings	5,077.5	2,335.6	2,582.7	(4,918.3)	5,077.5
Accumulated other comprehensive income	201.9	241.3	240.1	(481.4)	201.9
Treasury stock, at cost	(5,281.7)	—	(2.0)	2.0	(5,281.7)

Total stockholders' equity attributable to PFG	9,637.0	10,447.1	10,382.0	(20,829.1)	9,637.0
Noncontrolling interest	—	—	376.0	—	376.0

Total stockholders' equity	9,637.0	10,447.1	10,758.0	(20,829.1)	10,013.0

Total liabilities and stockholders' equity	$10,966.1	$11,097.8	$147,954.0	$(21,719.9)	$148,298.0

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,891.0	$—	$2,891.0
Fees and other revenues	0.2	—	2,567.9	(3.0)	2,565.1
Net investment income (loss)	(12.0)	(3.3)	3,388.1	3.0	3,375.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(0.1)	75.1	—	75.0
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(147.6)	—	(147.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(49.7)	—	(49.7)

Net impairment losses on available-for-sale securities	—	—	(197.3)	—	(197.3)

Net realized capital losses	—	(0.1)	(122.2)	—	(122.3)

Total revenues	(11.8)	(3.4)	8,724.8	—	8,709.6
Expenses
Benefits, claims and settlement expenses	—	—	4,454.1	—	4,454.1
Dividends to policyholders	—	—	210.2	—	210.2
Operating expenses	116.0	1.7	2,940.0	—	3,057.7

Total expenses	116.0	1.7	7,604.3	—	7,722.0

Income (loss) before income taxes	(127.8)	(5.1)	1,120.5	—	987.6
Income taxes (benefits)	(50.4)	(10.0)	296.8	—	236.4
Equity in the net income of subsidiaries	792.4	787.5	—	(1,579.9)	—

Net income	715.0	792.4	823.7	(1,579.9)	751.2
Net income attributable to noncontrolling interest	—	—	36.2	—	36.2

Net income attributable to PFG	715.0	792.4	787.5	(1,579.9)	715.0
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$682.0	$792.4	$787.5	$(1,579.9)	$682.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,555.5	$—	$3,555.5
Fees and other revenues	0.1	—	2,302.8	(4.8)	2,298.1
Net investment income (loss)	33.2	(3.1)	3,461.7	4.7	3,496.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	(0.2)	48.2	—	48.7
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(296.3)	—	(296.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	56.1	—	56.1

Net impairment losses on available-for-sale securities	—	—	(240.2)	—	(240.2)

Net realized capital gains (losses)	0.7	(0.2)	(192.0)	—	(191.5)

Total revenues	34.0	(3.3)	9,128.0	(0.1)	9,158.6
Expenses
Benefits, claims and settlement expenses	—	—	5,338.4	—	5,338.4
Dividends to policyholders	—	—	219.9	—	219.9
Operating expenses	117.0	1.2	2,640.9	(0.1)	2,759.0

Total expenses	117.0	1.2	8,199.2	(0.1)	8,317.3

Income (loss) before income taxes	(83.0)	(4.5)	928.8	—	841.3
Income taxes (benefits)	(31.6)	(1.7)	157.4	—	124.1
Equity in the net income of subsidiaries	750.7	753.5	—	(1,504.2)	—

Net income	699.3	750.7	771.4	(1,504.2)	717.2
Net income attributable to noncontrolling interest	—	—	17.9	—	17.9

Net income attributable to PFG	699.3	750.7	753.5	(1,504.2)	699.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$666.3	$750.7	$753.5	$(1,504.2)	$666.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,750.6	$—	$3,750.6
Fees and other revenues	—	0.1	2,109.0	(13.1)	2,096.0
Net investment income (loss)	3.6	(0.5)	3,397.1	0.6	3,400.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.1	(0.4)	55.1	0.1	54.9
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(714.1)	—	(714.1)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	260.9	—	260.9

Net impairment losses on available-for-sale securities	—	—	(453.2)	—	(453.2)

Net realized capital gains (losses)	0.1	(0.4)	(398.1)	0.1	(398.3)

Total revenues	3.7	(0.8)	8,858.6	(12.4)	8,849.1
Expenses
Benefits, claims and settlement expenses	—	—	5,334.5	—	5,334.5
Dividends to policyholders	—	—	242.2	—	242.2
Operating expenses	90.8	27.9	2,420.3	(12.4)	2,526.6

Total expenses	90.8	27.9	7,997.0	(12.4)	8,103.3

Income (loss) before income taxes	(87.1)	(28.7)	861.6	—	745.8
Income taxes (benefits)	(34.7)	(21.0)	155.8	—	100.1
Equity in the net income of subsidiaries	675.1	682.8	—	(1,357.9)	—

Net income	622.7	675.1	705.8	(1,357.9)	645.7
Net income attributable to noncontrolling interest	—	—	23.0	—	23.0

Net income attributable to PFG	622.7	675.1	682.8	(1,357.9)	622.7
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$589.7	$675.1	$682.8	$(1,357.9)	$589.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(73.3)	$70.5	$2,795.0	$(78.9)	$2,713.3
Investing activities
Available-for-sale securities:
Purchases	(4.4)	—	(6,738.0)	—	(6,742.4)
Sales	200.0	—	780.7	—	980.7
Maturities	4.4	—	5,756.4	—	5,760.8
Mortgage loans acquired or originated	—	—	(1,484.9)	—	(1,484.9)
Mortgage loans sold or repaid	—	—	1,793.1	—	1,793.1
Real estate acquired	—	—	(129.9)	—	(129.9)
Net purchases of property and equipment	—	—	(56.9)	—	(56.9)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(270.5)	—	(270.5)
Dividends and returns of capital received from unconsolidated entities	506.5	624.1	—	(1,130.6)	—
Net change in other investments	(0.2)	(5.4)	(46.5)	—	(52.1)

Net cash provided by (used in) investing activities	706.3	618.7	(396.5)	(1,130.6)	(202.1)
Financing activities
Issuance of common stock	25.9	—	—	—	25.9
Acquisition of treasury stock	(556.4)	—	—	—	(556.4)
Proceeds from financing element derivatives	—	—	75.9	—	75.9
Payments for financing element derivatives	—	—	(46.5)	—	(46.5)
Excess tax benefits from share-based payment arrangements	—	—	2.0	—	2.0
Dividends to common stockholders	(213.7)	—	—	—	(213.7)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Principal repayments of long-term debt	—	—	(12.2)	—	(12.2)
Net proceeds from (repayments of) short-term borrowings	—	—	(27.5)	30.7	3.2
Dividends and capital paid to parent	—	(506.5)	(624.1)	1,130.6	—
Investment contract deposits	—	—	6,302.1	—	6,302.1
Investment contract withdrawals	—	—	(7,079.0)	—	(7,079.0)
Net decrease in banking operation deposits	—	—	(18.5)	—	(18.5)
Other	—	—	(4.5)	—	(4.5)

Net cash used in financing activities	(777.2)	(506.5)	(1,432.3)	1,161.3	(1,554.7)

Net increase (decrease) in cash and cash equivalents	(144.2)	182.7	966.2	(48.2)	956.5
Cash and cash equivalents at beginning of year	370.9	519.7	1,821.7	(834.9)	1,877.4

Cash and cash equivalents at end of year	$226.7	$702.4	$2,787.9	$(883.1)	$2,833.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$29.3	$(19.7)	$2,777.2	$4.9	$2,791.7
Investing activities
Available-for-sale securities:
Purchases	(286.8)	—	(6,901.1)	—	(7,187.9)
Sales	95.5	—	1,589.1	—	1,684.6
Maturities	117.9	—	5,043.4	—	5,161.3
Mortgage loans acquired or originated	—	—	(1,272.0)	—	(1,272.0)
Mortgage loans sold or repaid	—	—	1,798.0	—	1,798.0
Real estate acquired	—	—	(53.8)	—	(53.8)
Net purchases of property and equipment	—	—	(21.5)	—	(21.5)
Dividends and returns of capital received from unconsolidated entities	301.8	326.4	—	(628.2)	—
Net change in other investments	(0.2)	5.4	(84.3)	(2.1)	(81.2)

Net cash provided by investing activities	228.2	331.8	97.8	(630.3)	27.5
Financing activities
Issuance of common stock	20.6	—	—	—	20.6
Acquisition of treasury stock	(2.6)	—	—	—	(2.6)
Proceeds from financing element derivatives	—	—	79.3	—	79.3
Payments for financing element derivatives	—	—	(46.5)	—	(46.5)
Excess tax benefits from share-based payment arrangements	—	—	1.0	—	1.0
Dividends to common stockholders	(176.2)	—	—	—	(176.2)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	2.3	—	2.3
Principal repayments of long-term debt	—	—	(11.1)	—	(11.1)
Net proceeds from (repayments of) short-term borrowings	—	(25.0)	9.0	17.7	1.7
Dividends and capital paid to parent	—	(301.8)	(326.4)	628.2	—
Investment contract deposits	—	—	4,283.8	—	4,283.8
Investment contract withdrawals	—	—	(7,343.4)	—	(7,343.4)
Net increase in banking operation deposits	—	—	46.2	—	46.2
Other	—	—	(4.3)	—	(4.3)

Net cash used in financing activities	(191.2)	(326.8)	(3,310.1)	645.9	(3,182.2)

Net increase (decrease) in cash and cash equivalents	66.3	(14.7)	(435.1)	20.5	(363.0)
Cash and cash equivalents at beginning of year	304.6	534.4	2,256.8	(855.4)	2,240.4

Cash and cash equivalents at end of year	$370.9	$519.7	$1,821.7	$(834.9)	$1,877.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2009

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(442.6)	$179.1	$2,640.7	$(134.2)	$2,243.0
Investing activities
Available-for-sale securities:
Purchases	(187.6)	(50.0)	(7,695.7)	—	(7,933.3)
Sales	4.0	—	3,435.8	—	3,439.8
Maturities	57.1	—	4,511.0	—	4,568.1
Mortgage loans acquired or originated	—	—	(586.5)	—	(586.5)
Mortgage loans sold or repaid	—	—	1,704.4	—	1,704.4
Real estate acquired	—	—	(62.2)	—	(62.2)
Net purchases of property and equipment	(0.1)	—	(26.1)	—	(26.2)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(45.7)	—	(45.7)
Contributions to unconsolidated entities	(795.9)	(111.8)	—	907.7	—
Net change in other investments	0.2	37.8	(33.8)	(35.8)	(31.6)

Net cash provided by (used in) investing activities	(922.3)	(124.0)	1,201.2	871.9	1,026.8
Financing activities
Issuance of common stock	1,123.0	—	—	—	1,123.0
Acquisition of treasury stock	(4.1)	—	—	—	(4.1)
Proceeds from financing element derivatives	—	—	122.0	—	122.0
Payments for financing element derivatives	—	—	(67.4)	—	(67.4)
Excess tax benefits from share-based payment arrangements	—	—	0.2	—	0.2
Dividends to common stockholders	(159.5)	—	—	—	(159.5)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	745.1	—	—	—	745.1
Principal repayments of long-term debt	—	(454.6)	(13.6)	—	(468.2)
Net proceeds from (repayments of) short-term borrowings	—	(408.0)	23.8	(20.9)	(405.1)
Capital received from parent	—	795.9	111.8	(907.7)	—
Investment contract deposits	—	—	4,224.1	—	4,224.1
Investment contract withdrawals	—	—	(8,752.7)	—	(8,752.7)
Net increase in banking operation deposits	—	—	43.9	—	43.9
Other	—	—	(5.7)	—	(5.7)

Net cash provided by (used in) financing activities	1,671.5	(66.7)	(4,313.6)	(928.6)	(3,637.4)

Net increase (decrease) in cash and cash equivalents	306.6	(11.6)	(471.7)	(190.9)	(367.6)
Cash and cash equivalents at beginning of year	(2.0)	546.0	2,728.5	(664.5)	2,608.0

Cash and cash equivalents at end of year	$304.6	$534.4	$2,256.8	$(855.4)	$2,240.4

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

        Under the supervision and with the participation of management, including our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2011.

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

        Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2011, and have concluded that our disclosure controls and procedures are effective.

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2012 annual stockholders meeting (the "Proxy Statement"), which will be filed with the SEC on or about April 11, 2012, under the captions, "Election of Directors," "Corporate Governance," and "Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our Internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

Equity Compensation Plan Information

        In general, we have three compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. 2010 Stock Incentive Plan, the Principal Financial Group, Inc. Employee Stock Purchase Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan. The following table shows the number of shares of Common Stock issuable upon exercise of options outstanding at December 31, 2011, the weighted average exercise price of those options and the number of shares of Common Stock remaining available for future issuance at December 31, 2011, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders (1)	16,907,876	(2)	$39.33	(3)	17,517,364	(4)
Equity compensation plans not approved by our stockholders	-0-		n/a		-0-

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

(2)
Includes 12,119,730 options outstanding under the employee stock incentive plans, 64,265 options outstanding under the directors stock plans, 1,160,757 performance shares under the employee stock incentive plans, 3,344,928 restricted stock units under the employee stock incentive plans, 187,922 restricted stock units under the directors stock plans and 30,274 other stock-based awards under the Directors 2005 Stock Plan for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.

(3)
The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units or other stock-based awards.

(4)
This number includes 6,900,188 shares remaining for issuance under the Employee Stock Purchase Plan, 10,352,422 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2010 Stock Incentive Plan and 264,754 shares available for issuance in respect of future awards of stock options, restricted stock, restricted stock units and other stock-based awards under the 2005 Directors Stock Plan.

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

    3.
    Exhibits — Please refer to the Exhibit Index on page 203.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.
Dated: February 15, 2012	By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 15, 2012

By	/s/ LARRY D. ZIMPLEMAN Larry D. Zimpleman Chairman, President, Chief Executive Officer and Director	By	/s/ C. DANIEL GELATT, JR. C. Daniel Gelatt, Jr. Director
By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	By	/s/ SANDRA L. HELTON Sandra L. Helton Director
By	/s/ BETSY J. BERNARD Betsy J. Bernard Director	By	/s/ RICHARD L. KEYSER Richard L. Keyser Director
By	/s/ JOCELYN CARTER-MILLER Jocelyn Carter-Miller Director	By	/s/ LUCA MAESTRI Luca Maestri Director
By	/s/ GARY E. COSTLEY Gary E. Costley Director	By	/s/ ARJUN K. MATHRANI Arjun K. Mathrani Director
By	/s/ MICHAEL T. DAN Michael T. Dan Director	By	/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett Director
By	/s/ DENNIS H. FERRO Dennis H. Ferro Director

Report of Independent Registered Public Accounting Firm on Schedules

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the consolidated financial statements of Principal Financial Group, Inc. ("the Company") as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated February 15, 2012 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at Item 15.a.2. of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for credit derivatives embedded in beneficial interests in securitized financial assets effective July 1, 2010; for variable interest entities effective January 1, 2010; and for other-than-temporary impairments on debt securities and for the treatment of noncontrolling interests effective January 1, 2009.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 15, 2012

Schedule I — Summary of Investments — Other Than Investments in Related Parties
As of December 31, 2011

Type of Investment	Cost	Value		Amount as shown in the Consolidated Statement of Financial Position
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$772.3		$805.1	$805.1
States, municipalities and political subdivisions	2,670.0		2,882.7	2,882.7
Foreign governments	917.6		1,096.7	1,096.7
Public utilities	4,566.0		4,325.3	4,325.3
Redeemable preferred stock	91.3		89.0	89.0
All other corporate bonds	27,296.8		29,142.2	29,142.2
Residential mortgage-backed securities	3,155.8		3,343.0	3,343.0
Commercial mortgage-backed securities	3,894.3		3,413.7	3,413.7
Collateralized debt obligations	399.7		338.8	338.8
Other debt obligations	3,606.9		3,570.2	3,570.2

Total fixed maturities, available-for-sale	47,370.7		49,006.7	49,006.7
Fixed maturities, trading	971.7		971.7	971.7
Equity securities, available-for-sale:
Common stocks:
Industrial, miscellaneous and all other	5.9		6.9	6.9
Non-redeemable preferred stock	69.0		70.2	70.2

Total equity securities, available-for-sale	74.9		77.1	77.1
Equity securities, trading	404.8		404.8	404.8
Mortgage loans (1)	10,829.3		XXXX	10,727.2
Real estate, net:
Real estate acquired in satisfaction of debt	230.0		XXXX	229.6
Other real estate	863.3		XXXX	863.3
Policy loans	885.1		XXXX	885.1
Other investments (2)	1,794.1		XXXX	2,988.0

Total investments	$63,423.9	$	XXXX	$66,153.5

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

Schedule II — Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2011	2010
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$199.9
Fixed maturities, trading	268.7	274.9
Cash and cash equivalents	226.7	370.9
Other investments	7.0	5.6
Income taxes receivable	18.6	18.8
Deferred income taxes	22.5	21.6
Amounts receivable from subsidiary	0.9	0.8
Other assets	15.7	13.6
Investment in subsidiary	10,447.1	10,195.1

Total assets	$11,007.2	$11,101.2

Liabilities
Amounts payable to subsidiary	$1.4	$5.5
Long-term debt	1,351.7	1,351.7
Accrued interest payable	15.4	16.1
Other liabilities	1.7	0.1

Total liabilities	1,370.2	1,373.4
Stockholders' equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2011 and 2010	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2011 and 2010	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 450.3 million and 448.5 million shares issued, and 301.1 million and 320.4 million shares outstanding in 2011 and 2010	4.5	4.5
Additional paid-in capital	9,634.7	9,563.8
Retained earnings	5,077.5	4,612.3
Accumulated other comprehensive income	201.9	272.4
Treasury stock, at cost (149.2 million and 128.1 million shares in 2011 and 2010)	(5,281.7)	(4,725.3)

Total stockholders' equity attributable to Principal Financial Group, Inc.	9,637.0	9,727.8

Total liabilities and stockholders' equity	$11,007.2	$11,101.2

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Revenues
Fees and other revenues	$0.2	$0.1	$—
Net investment income (loss)	(12.0)	33.2	3.6
Net realized capital gains	—	0.7	0.1

Total revenues	(11.8)	34.0	3.7
Expenses
Other operating costs and expenses	116.0	117.0	90.8

Total expenses	116.0	117.0	90.8

Losses before income taxes	(127.8)	(83.0)	(87.1)
Income tax benefits	(50.4)	(31.6)	(34.7)
Equity in the net income of subsidiaries	792.4	750.7	675.1

Net income attributable to Principal Financial Group, Inc.	715.0	699.3	622.7
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$682.0	$666.3	$589.7

See accompanying notes.

Statements of Cash Flows

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Operating activities
Net income	$715.0	$699.3	$622.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in the net income of subsidiaries	(792.4)	(750.7)	(675.1)
Net realized capital gains	—	(0.7)	(0.1)
Net cash flows for trading securities	21.7	111.1	(349.1)
Current and deferred income tax benefits	(3.7)	(4.5)	(6.9)
Stock-based compensation	1.6	0.8	1.0
Other	(15.5)	(26.0)	(35.1)

Net cash provided by (used in) operating activities	(73.3)	29.3	(442.6)
Investing activities
Available-for-sale securities:
Purchases	(4.4)	(286.8)	(187.6)
Sales	200.0	95.5	4.0
Maturities	4.4	117.9	57.1
Net purchases of property and equipment	—	—	(0.1)
Net change in other investments	(0.2)	(0.2)	0.2
Dividends and returns of capital received from (contributions to) unconsolidated entity	506.5	301.8	(795.9)

Net cash provided by (used in) investing activities	706.3	228.2	(922.3)
Financing activities
Issuance of common stock	25.9	20.6	1,123.0
Acquisition of treasury stock	(556.4)	(2.6)	(4.1)
Dividends to common stockholders	(213.7)	(176.2)	(159.5)
Dividends to preferred stockholders	(33.0)	(33.0)	(33.0)
Issuance of long-term debt	—	—	745.1

Net cash provided by (used in) financing activities	(777.2)	(191.2)	1,671.5

Net increase (decrease) in cash and cash equivalents	(144.2)	66.3	306.6
Cash and cash equivalents at beginning of year	370.9	304.6	(2.0)

Cash and cash equivalents at end of year	$226.7	$370.9	$304.6

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

(2)   Cash Dividends and Returns of Capital Received from (Capital Contributed to) Unconsolidated Entity

        The parent company received cash dividends and returns of capital totaling $506.5 million and $301.8 million in 2011 and 2010, respectively, from its unconsolidated entity and contributed capital of $795.9 million to its unconsolidated entity in 2009.

Schedule III — Supplementary Insurance Information
As of December 31, 2011 and 2010 and for each of the years ended December 31, 2011, 2010 and 2009

Segment	Deferred policy acquisition costs	Future policy benefits and claims	Contractholder and other policyholder funds
	(in millions)
2011:
Retirement and Investor Services	$1,276.0	$8,563.1	$33,268.9
Principal Global Investors	—	—	—
Principal International	279.0	3,821.3	83.1
U.S. Insurance Solutions	1,758.5	7,754.8	5,128.1
Corporate	—	68.7	(260.0)

Total	$3,313.5	$20,207.9	$38,220.1

2010:
Retirement and Investor Services	$1,321.1	$8,299.5	$33,448.4
Principal Global Investors	—	—	—
Principal International	271.0	3,969.3	68.8
U.S. Insurance Solutions	1,937.7	7,586.4	4,599.8
Corporate	—	191.1	(223.7)

Total	$3,529.8	$20,046.3	$37,893.3

 Schedule III — Supplementary Insurance Information — (continued)
As of December 31, 2011 and 2010 and for each of the years ended December 31, 2011, 2010 and 2009

Segment	Premiums and other considerations	Net investment income (1)	Benefits, claims and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses (1)
	(in millions)
2011:
Retirement and Investor Services	$390.4	$2,182.8	$1,933.3	$222.1	$1,136.3
Principal Global Investors	—	15.1	—	—	429.3
Principal International	264.5	470.4	581.7	(3.7)	170.6
U.S. Insurance Solutions	1,724.0	669.9	1,562.6	319.6	586.6
Corporate	512.1	37.6	376.5	—	196.9

Total	$2,891.0	$3,375.8	$4,454.1	$538.0	$2,519.7

2010:
Retirement and Investor Services	$332.2	$2,366.5	$2,122.8	$192.2	$1,059.1
Principal Global Investors	—	13.4	—	—	384.4
Principal International	255.2	375.5	497.7	4.3	139.5
U.S. Insurance Solutions	1,685.7	650.0	1,734.3	9.4	541.8
Corporate	1,282.4	91.1	983.6	—	428.3

Total	$3,555.5	$3,496.5	$5,338.4	$205.9	$2,553.1

2009:
Retirement and Investor Services	$247.2	$2,491.2	$2,185.1	$54.0	$1,019.5
Principal Global Investors	—	9.6	—	—	376.1
Principal International	239.1	209.0	328.5	(1.7)	115.8
U.S. Insurance Solutions	1,776.6	620.5	1,644.9	39.9	545.7
Corporate	1,487.7	70.5	1,176.0	—	377.3

Total	$3,750.6	$3,400.8	$5,334.5	$92.2	$2,434.4

(1)
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

Schedule IV — Reinsurance
As of December 31, 2011, 2010 and 2009 and for each of the years then ended

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
2011:
Life insurance in force	$256,880.3	$94,839.7	$1,814.9	$163,855.5	1.1%

Premiums:
Life insurance	$1,493.2	$160.9	$3.0	$1,335.3	0.2%
Accident and health insurance	1,714.8	159.1	—	1,555.7	—%

Total	$3,208.0	$320.0	$3.0	$2,891.0	0.1%

2010:
Life insurance in force	$241,996.5	$84,403.8	$2,051.9	$159,644.6	1.3%

Premiums:
Life insurance	$1,437.9	$146.2	$3.5	$1,295.2	0.3%
Accident and health insurance	2,421.9	161.6	—	2,260.3	—%

Total	$3,859.8	$307.8	$3.5	$3,555.5	0.1%

2009:
Life insurance in force	$237,454.2	$76,507.1	$2,328.2	$163,275.3	1.4%

Premiums:
Life insurance	$1,389.6	$140.5	$5.2	$1,254.3	0.4%
Accident and health insurance	2,658.0	161.7	—	2,496.3	—%

Total	$4,047.6	$302.2	$5.2	$3,750.6	0.1%

Exhibit Index

Exhibit Number	Description
2.1	Plan of Conversion (1)
2.2	Stock Purchase Agreement dated as of May 11, 2004 by and between Principal Holding Company and CitiMortgage, Inc. (2)
2.3	Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc., dated as of July 25, 2006. (3)
2.3.1	Amendment No. 1 and Waiver, dated as of December 29, 2006, to the Stock Purchase Agreement, dated as of July 25, 2006, by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (4)
2.3.2	Memorandum of Understanding dated as of December 29, 2006, amending and modifying the Stock Purchase Agreement by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (4)
3.1	Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1) (5)
3.2	Amended and Restated By-Laws of Principal Financial Group, Inc. (6)
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share (1)
4.1.1	Certificate of Designations of the Company's Series A Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005. (5)
4.1.2	Certificate of Designations of the Company's Series B Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005. (5)
4.1.3	Specimen Stock Certificate for the Company's Series A Non-Cumulative Perpetual Preferred Stock. (5)
4.1.4	Specimen Stock Certificate for the Company's Series B Non-Cumulative Perpetual Preferred Stock. (5)
4.1.5	Senior Indenture, dated as of October 11, 2006, between Principal Financial Group, Inc. and The Bank of New York, as Trustee. (7)
4.1.6	First Supplemental Indenture, dated as of October 16, 2006, among Principal Financial Group, Inc., Principal Financial Services, Inc. and The Bank of New York, as Trustee. (7)
4.1.7	6.05% Senior Note ($500,000,000) due October 15, 2036. (7)
4.1.8	6.05% Senior Note ($100,000,000) due October 15, 2036. (8)
4.1.9	Guarantee, dated as of October 16, 2006, by Principal Financial Services, Inc. (7)
4.1.10	Senior Indenture, dated as of May 21, 2009, among Principal Financial Group, Inc., Principal Financial Services, Inc., as guarantor, and The Bank of New York, as trustee (9)
4.1.11	First Supplemental Indenture (including the form of 2014 Notes), dated as of May 21, 2009, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (9)
4.1.12	Second Supplemental Indenture (including the form of 2019 Notes), dated as of May 21, 2009, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (9)
4.1.13	Guarantee from Principal Financial Services, Inc. with respect to the 7.875% Senior Notes due 2014 (9)
4.1.14	Guarantee from Principal Financial Services, Inc. with respect to the 8.875% Senior Notes due 2019 (9)
4.2	Amended and Restated Stockholder Rights Agreement, dated as of October 22, 2001 (10)
4.2.1	Amendment to the Amended and Restated Rights Agreement, dated as of January 17, 2005 (11)
10.1	Principal Financial Group, Inc. Stock Incentive Plan (12)
10.1.1	Form of Restricted Stock Unit Award Agreement (13)
10.1.2	Form of Stock Option Award Agreement (13)
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan (14)
10.1.4	Principal Financial Group, Inc. 2010 Stock Incentive Plan (15)
10.2	Principal Financial Group Long-Term Performance Plan (1)
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002 (10)
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002 (16)
10.5	Principal Financial Group, Inc. Annual Incentive Plan (11)
10.6	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors. (17)
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors (18)
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009 (19)
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective May 17, 2010 (20)
10.6.4	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective January 1, 2012 (28)
10.7	Principal Financial Group, Inc. Directors Stock Plan (1)
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan (14)
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc. (21)
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004 (22)
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan (21)
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003 (22)
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees (21)
10.11	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive. (23)
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives) (24)
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010 (20)
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement (24)

Exhibit Number	Description
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan. (25)
10.14	Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association (1)
10.15	Employment Agreement dated as of June 1, 2006, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company, and Larry D. Zimpleman. (4)
10.15.1	Amended and Restated Employment Agreement dated as of May 1, 2008, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (26)
10.15.2	Letter dated March 16, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (19)
10.15.3	Letter dated December 1, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (27)
10.16	The Principal Severance Plan for Senior Executives, restated effective January 1, 2009 (19)
12	Computation of Earnings to Fixed Charges Ratio (28)
21	Principal Financial Group, Inc. Member Companies as of December 31, 2011 (28)
23	Consent of Independent Registered Public Accounting Firm (28)
31.1	Certification of Larry D. Zimpleman (28)
31.2	Certification of Terrance J. Lillis (28)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman (28)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis (28)
101	The following materials from Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements, (vi) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (vii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (viii) Schedule III — Supplementary Information and (ix) Schedule IV — Reinsurance.

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

(6)
Incorporated herein by reference to exhibit filed with Principal Financial Group Inc.'s Current Report on Form 8-K filed on February 27, 2009 (Commission File No. 1-16725).

(7)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on October 17, 2006 (Commission File No. 1-16725).

(8)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on December 6, 2006 (Commission File No. 1-16725).

(9)
Incorporated herein by reference to exhibit filed with Principal Financial Group Inc.'s Current Report on Form 8-K filed on May 21, 2009 (Commission File No. 1-16725).

(10)
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

(15)
Incorporated by reference to Appendix A of Principal Financial Group, Inc.'s 2010 Definitive Proxy Statement on Form DEF14A, filed on April 6, 2010 (Commission File No. 1-16725).

(16)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-16725).

(17)
Incorporated by reference to the written description of such arrangement included in Principal Financial Group, Inc.'s Current Report on Form 8-K filed on August 28, 2006 (Commission File 1-16725).

(18)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-16725).

(19)
Incorporated by reference to the Principal Financial Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-16725).

(20)
Incorporated herein by reference to exhibit filed with Principal Financial Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-16725).

(21)
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

(24)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on December 2, 2008 (Commission File No. 1-16725).

(25)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 1-16725).

(26)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 1-16725).

(27)
Incorporated by reference to the exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-16725).

(28)
Filed herewith.