Form 10-Q
period 2012-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2012-05-02
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 25, 2012, was 300,139,250.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	March 31, 2012	December 31, 2011
	(Unaudited)	(As adjusted)
	(in millions)
Assets
Fixed maturities, available-for-sale (2012 and 2011 include $194.9 million and $214.2 million related to consolidated variable interest entities)	$49,501.3	$49,006.7
Fixed maturities, trading (2012 and 2011 both include $132.4 million related to consolidated variable interest entities)	868.7	971.7
Equity securities, available-for-sale	138.4	77.1
Equity securities, trading (2012 and 2011 include $321.4 million and $207.6 million related to consolidated variable interest entities)	536.4	404.8
Mortgage loans	11,308.9	10,727.2
Real estate	1,111.9	1,092.9
Policy loans	873.9	885.1
Other investments (2012 and 2011 include $90.5 million and $97.8 million related to consolidated variable interest entities, of which $89.8 million and $97.5 million are measured at fair value under the fair value option)	2,952.5	2,985.8
Total investments	67,292.0	66,151.3
Cash and cash equivalents (2012 and 2011 include $209.1 million and $317.7 million related to consolidated variable interest entities)	1,651.9	2,833.9
Accrued investment income	622.5	615.2
Premiums due and other receivables	1,118.8	1,196.5
Deferred policy acquisition costs	2,665.6	2,428.0
Property and equipment	476.7	457.2
Goodwill	490.7	482.3
Other intangibles	893.9	890.6
Separate account assets	77,566.5	71,364.4
Other assets	959.6	942.3
Total assets	$153,738.2	$147,361.7
Liabilities
Contractholder funds	$36,922.5	$37,676.4
Future policy benefits and claims	20,604.0	20,210.4
Other policyholder funds	639.1	548.6
Short-term debt	101.2	105.2
Long-term debt	1,570.8	1,564.8
Income taxes currently payable	2.9	3.1
Deferred income taxes	492.8	208.7
Separate account liabilities	77,566.5	71,364.4
Other liabilities (2012 and 2011 include $555.4 million and $565.2 million related to consolidated variable interest entities, of which $97.8 million and $88.4 million are measured at fair value under the fair value option)	6,086.5	6,286.2
Total liabilities	143,986.3	137,967.8
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2012 and 2011	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2012 and 2011	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 452.4 million and 450.3 million shares issued, and 300.9 million and 301.1 million shares outstanding in 2012 and 2011	4.5	4.5
Additional paid-in capital	9,669.6	9,634.7
Retained earnings	4,548.5	4,402.3
Accumulated other comprehensive income	488.1	258.0
Treasury stock, at cost (151.5 million and 149.2 million shares in 2012 and 2011)	(5,345.9)	(5,281.7)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	9,364.9	9,017.9
Noncontrolling interest	387.0	376.0
Total stockholders’ equity	9,751.9	9,393.9
Total liabilities and stockholders’ equity	$153,738.2	$147,361.7

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2012	2011
	(in millions, except per share data)

Revenues
Premiums and other considerations	$679.8	$797.1
Fees and other revenues	598.0	623.0
Net investment income	824.8	859.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	22.1	(5.6)
Total other-than-temporary impairment losses on available-for-sale securities	(33.7)	(14.0)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	4.9	(38.4)
Net impairment losses on available-for-sale securities	(28.8)	(52.4)
Net realized capital losses	(6.7)	(58.0)
Total revenues	2,095.9	2,221.9
Expenses
Benefits, claims and settlement expenses	1,212.5	1,188.9
Dividends to policyholders	50.3	53.6
Operating expenses	556.0	717.9
Total expenses	1,818.8	1,960.4
Income before income taxes	277.1	261.5
Income taxes	58.2	52.7
Net income	218.9	208.8
Net income attributable to noncontrolling interest	9.2	18.6
Net income attributable to Principal Financial Group, Inc.	209.7	190.2
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$201.5	$182.0

Earnings per common share
Basic earnings per common share	$0.67	$0.57

Diluted earnings per common share	$0.66	$0.56

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
	2012	2011
	(in millions)

Net income	$218.9	$208.8
Other comprehensive income, net:
Net unrealized gains on available-for-sale securities	161.3	175.4
Noncredit component of impairment losses on fixed maturities, available-for-sale	(0.9)	17.3
Net unrealized losses on derivative instruments	(3.5)	(4.4)
Foreign currency translation adjustment	65.3	21.8
Net unrecognized postretirement benefit obligation	8.7	49.2
Other comprehensive income	230.9	259.3
Comprehensive income	449.8	468.1
Comprehensive income attributable to noncontrolling interest	10.0	18.6
Comprehensive income attributable to Principal Financial Group, Inc.	$439.8	$449.5

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

						Accumulated
	Series A	Series B		Additional		other			Total
	preferred	preferred	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	stock	stock	capital	earnings	income	stock	interest	equity
	(in millions)
Balances at January 1, 2011 (as adjusted)	$—	$0.1	$4.5	$9,563.8	$3,999.4	$306.7	$(4,725.3)	$157.2	$9,306.4
Common stock issued	—	—	—	9.1	—	—	—	—	9.1
Stock-based compensation and additional related tax benefits	—	—	—	9.2	—	—	—	—	9.2
Treasury stock acquired, common	—	—	—	—	—	—	(5.9)	—	(5.9)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2.4)	(2.4)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	14.3	14.3
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2.0)	—	—	—	(2.5)	(4.5)
Net income	—	—	—	—	190.2	—	—	18.6	208.8
Other comprehensive income	—	—	—	—	—	259.3	—	—	259.3
Balances at March 31, 2011	$—	$0.1	$4.5	$9,580.1	$4,181.4	$566.0	$(4,731.2)	$185.2	$9,786.1

Balances at January 1, 2012	$—	$0.1	$4.5	$9,634.7	$4,402.3	$258.0	$(5,281.7)	$376.0	$9,393.9
Common stock issued	—	—	—	9.1	—	—	—	—	9.1
Stock-based compensation and additional related tax benefits	—	—	—	25.8	(1.0)	—	—	—	24.8
Treasury stock acquired, common	—	—	—	—	—	—	(64.2)	—	(64.2)
Dividends to common stockholders	—	—	—	—	(54.3)	—	—	—	(54.3)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3.2)	(3.2)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	4.2	4.2
Net income	—	—	—	—	209.7	—	—	9.2	218.9
Other comprehensive income	—	—	—	—	—	230.1	—	0.8	230.9
Balances at March 31, 2012	$—	$0.1	$4.5	$9,669.6	$4,548.5	$488.1	$(5,345.9)	$387.0	$9,751.9

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2012	2011
	(in millions)
Operating activities
Net income	$218.9	$208.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	(131.1)	37.8
Additions to deferred policy acquisition costs	(101.0)	(82.7)
Accrued investment income	(7.3)	(9.5)
Net cash flows for trading securities	7.0	65.3
Premiums due and other receivables	97.3	(42.2)
Contractholder and policyholder liabilities and dividends	521.9	309.1
Current and deferred income taxes (benefits)	(31.1)	41.0
Net realized capital losses	6.7	58.0
Depreciation and amortization expense	36.8	31.4
Mortgage loans held for sale, acquired or originated	(22.0)	(25.9)
Mortgage loans held for sale, sold or repaid, net of gain	24.0	15.9
Real estate acquired through operating activities	(2.9)	—
Real estate sold through operating activities	1.2	76.9
Stock-based compensation	25.1	9.2
Other	258.2	502.4
Net adjustments	682.8	986.7
Net cash provided by operating activities	901.7	1,195.5
Investing activities
Available-for-sale securities:
Purchases	(2,060.5)	(1,666.4)
Sales	428.5	536.4
Maturities	1,612.1	1,725.6
Mortgage loans acquired or originated	(919.6)	(123.9)
Mortgage loans sold or repaid	361.4	323.7
Real estate acquired	(21.3)	(7.0)
Net purchases of property and equipment	(17.3)	(4.1)
Net change in other investments	(73.8)	(68.4)
Net cash provided by (used in) investing activities	(690.5)	715.9
Financing activities
Issuance of common stock	9.1	9.1
Acquisition of treasury stock	(64.2)	(5.9)
Proceeds from financing element derivatives	20.4	19.4
Payments for financing element derivatives	(16.2)	(12.1)
Excess tax benefits from share-based payment arrangements	9.9	1.6
Dividends to common stockholders	(54.3)	—
Dividends to preferred stockholders	(8.2)	(8.2)
Issuance of long-term debt	1.0	0.6
Principal repayments of long-term debt	(0.8)	(1.7)
Net proceeds from (repayments of) short-term borrowings	(7.5)	0.2
Investment contract deposits	1,618.6	893.3
Investment contract withdrawals	(2,885.9)	(2,674.2)
Net decrease in banking operation deposits	(13.4)	(25.8)
Other	(1.7)	(0.9)
Net cash used in financing activities	(1,393.2)	(1,804.6)
Net increase (decrease) in cash and cash equivalents	(1,182.0)	106.8
Cash and cash equivalents at beginning of period	2,833.9	1,877.4
Cash and cash equivalents at end of period	$1,651.9	$1,984.2

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2012
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2011, included in our Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2011, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Accounting Changes

In October 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the successful acquisition of new or renewal insurance contracts. Capitalized costs should include incremental direct costs of contract acquisition, as well as certain costs related directly to acquisition activities such as underwriting, policy issuance and processing, medical and inspection and sales force contract selling. This guidance was effective for us on January 1, 2012, and we adopted the guidance retrospectively.

Effective January 1, 2012, we voluntarily changed our method of accounting for the cost of long duration universal life and variable universal life reinsurance contracts. In conjunction with this change, we also changed our accounting policy for estimated gross profits (“EGPs”). These changes are collectively referred to as the “Reinsurance Accounting Change”. Under our previous method, we recognized all reinsurance cash flows as part of the net cost of reinsurance and amortized this balance over the estimated lives of the underlying policies in proportion to the pattern of EGPs on the underlying policies. Under the new method, any difference between actual and expected reinsurance cash flows are recognized in earnings immediately instead of being deferred and amortized over the life of the underlying policies. In conjunction with this change, we also changed our policy for determining EGPs relating to these contracts to include the difference between actual and expected reinsurance cash flows, where previously these effects had not been included. We adopted the new policies because we believe that they better reflect the economics of our reinsurance transactions by accounting for direct claims and related reinsurance recoveries in the same period. In addition, the new policies are consistent with management’s intent in purchasing reinsurance to protect us against large and unexpected claims.

Comparative amounts from prior periods have been adjusted to apply the new deferred policy acquisition cost (“DPAC”) guidance (“DPAC Guidance”) and the Reinsurance Accounting Change retrospectively in these financial statements.

Our retrospective adoption of the DPAC Guidance and the Reinsurance Accounting Change resulted in reductions to the opening balances of retained earnings and accumulated other comprehensive income (“AOCI”) as of January 1, 2011, as shown in the following table.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

	Impact on	Attributed to
	opening balance as of January 1, 2011	DPAC Guidance	Reinsurance Accounting Change
	(in millions)
Retained earnings	$(612.9)	$(631.7)	$18.8
Accumulated other comprehensive income	34.3	29.5	4.8

The following tables show the prior period financial statement line items that were affected by the DPAC Guidance and the Reinsurance Accounting Change.

Consolidated Statements of Financial Position

	December 31, 2011
				Change attributed to
		As			Reinsurance
	As	originally	Effect of	DPAC	Accounting
	adjusted	reported	change	Guidance	Change
	(in millions)
Assets
Other investments	$2,985.8	$2,988.0	$(2.2)	$(2.2)	$—
Premiums due and other receivables	1,196.5	1,245.2	(48.7)	—	(48.7)
Deferred policy acquisition costs	2,428.0	3,313.5	(885.5)	(884.4)	(1.1)

Liabilities
Future policy benefits and claims	20,210.4	20,207.9	2.5	—	2.5
Other policyholder funds	548.6	543.7	4.9	7.0	(2.1)
Deferred income taxes	208.7	533.4	(324.7)	(307.1)	(17.6)

Stockholders’ equity
Retained earnings	4,402.3	5,077.5	(675.2)	(642.0)	(33.2)
Accumulated other comprehensive income	258.0	201.9	56.1	55.5	0.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Consolidated Statements of Operations

	For the three months ended March 31, 2011
				Change attributed to
		As			Reinsurance
	As	originally	Effect of	DPAC	Accounting
	adjusted	reported	change	Guidance	Change
	(in millions, except per share data)
Revenue
Fees and other revenues	$623.0	$620.8	$2.2	$0.1	$2.1
Net investment income	859.8	859.9	(0.1)	(0.1)	—

Expenses
Benefits, claims and settlement expenses	1,188.9	1,191.5	(2.6)	—	(2.6)
Operating expenses	717.9	691.2	26.7	20.1	6.6

Income before income taxes	261.5	283.5	(22.0)	(20.1)	(1.9)
Income taxes	52.7	60.4	(7.7)	(7.0)	(0.7)
Net income	$208.8	$223.1	$(14.3)	$(13.1)	$(1.2)

Net income available to common stockholders	$182.0	$196.3	$(14.3)	$(13.1)	$(1.2)

Earnings per common share
Basic earnings per common share	$0.57	$0.61	$(0.04)	$(0.04)	$—

Diluted earnings per common share	$0.56	$0.60	$(0.04)	$(0.04)	$—

The following tables show the impact of the Reinsurance Accounting Change on the current period financial statements.

Consolidated Statements of Financial Position

	March 31, 2012
	New	Former	Effect of
	reinsurance	reinsurance	Reinsurance
	accounting	accounting	Accounting
	method	method	Change
	(in millions)
Assets
Premiums due and other receivables	$1,118.8	$1,182.6	$(63.8)
Deferred policy acquisition costs	2,665.6	2,648.7	16.9

Liabilities
Future policy benefits and claims	20,604.0	20,603.9	0.1
Other policyholder funds	639.1	632.6	6.5
Deferred income taxes	492.8	511.5	(18.7)

Stockholders’ equity
Retained earnings	4,548.5	4,581.9	(33.4)
Accumulated other comprehensive income	488.1	489.5	(1.4)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Consolidated Statements of Operations

	For the three months ended March 31, 2012
	New	Former	Effect of
	reinsurance	reinsurance	Reinsurance
	accounting	accounting	Accounting
	method	method	Change
	(in millions, except per share data)
Revenue
Fees and other revenues	$598.0	$606.5	$(8.5)

Expenses
Benefits, claims and settlement expenses	1,212.5	1,199.8	12.7
Operating expenses	556.0	576.9	(20.9)

Income before income taxes	277.1	277.4	(0.3)
Income taxes	58.2	58.3	(0.1)
Net income	$218.9	$219.1	$(0.2)

Net income available to common stockholders	$201.5	$201.7	$(0.2)

Earnings per common share
Basic earnings per common share	$0.67	$0.67	$—

Diluted earnings per common share	$0.66	$0.66	$—

Certain of the current and prior period line items in the consolidated statements of cash flows and consolidated statements of stockholders’ equity were affected by the DPAC Guidance and the Reinsurance Accounting Change. All of the line item changes in the consolidated statements of cash flows were included in the operating activities section and the changes in the consolidated statements of stockholders’ equity have largely been addressed through the preceding disclosures.

Our accounting policy for DPAC follows, which has been updated from our Form 10-K for the year ended December 31, 2011, to reflect this change.

Deferred Policy Acquisition Costs

Incremental direct costs of contract acquisition as well as certain costs directly related to acquisition activities (underwriting, policy issuance and processing, medical and inspection and sales force contract selling) for the successful acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to operations as incurred.

DPAC for universal life-type insurance contracts, participating life insurance policies and certain investment contracts are being amortized over the lives of the policies and contracts in relation to the emergence of EGPs or, in certain circumstances, estimated gross revenues. This amortization is adjusted in the current period when EGPs or estimated gross revenues are revised. For individual variable life insurance, individual variable annuities and group annuities that have separate account equity investment options, we utilize a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth assumption used for the amortization of DPAC. The DPAC of nonparticipating term life insurance and individual disability policies are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities.

DPAC are subject to recoverability testing at the time of policy issue and loss recognition testing on an annual basis, or when an event occurs that may warrant loss recognition. If loss recognition is necessary, DPAC would be written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses and expenses.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Recent Accounting Pronouncements

In December 2011, the FASB issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. This new guidance will be effective for us for interim and annual reporting periods beginning January 1, 2013, with retrospective application required and is not expected to have a material impact on our consolidated financial statements.

Also in December 2011, the FASB issued authoritative guidance that requires a reporting entity to follow the real estate sales guidance when the reporting entity ceases to have a controlling financial interest in a subsidiary that is in-substance real estate as a result of a default on the subsidiary’s nonrecourse debt. This guidance will be effective for us on January 1, 2013, and is not expected to have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued authoritative guidance that changes the presentation of comprehensive income in the financial statements. The new guidance eliminates the presentation options contained in current guidance and instead requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that show the components of net income and other comprehensive income (“OCI”), including adjustments for items that are reclassified from OCI to net income. The guidance does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. In December 2011, the FASB issued a final standard to defer the new requirement to present classification adjustments out of OCI to net income on the face of the financial statements. All other requirements contained in the original statement on comprehensive income are still effective. This guidance was effective for us on January 1, 2012, and did not have a material impact on our consolidated financial statements. The required disclosures are included in our consolidated financial statements. See Note 8, Stockholders’ Equity, for further details.

In May 2011, the FASB issued authoritative guidance that clarifies and changes fair value measurement and disclosure requirements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments but does not require additional fair value measurements. This guidance was effective for us on January 1, 2012, and did not have a material impact on our consolidated financial statements. See Note 9, Fair Value Measurements, for further details.

In April 2011, the FASB issued authoritative guidance that modifies the criteria for determining when repurchase agreements would be accounted for as secured borrowings as opposed to sales. The guidance was effective for us on January 1, 2012, for new transfers and modifications to existing transactions and did not have a material impact on our consolidated financial statements.

Also in April 2011, the FASB issued authoritative guidance which clarifies when creditors should classify a loan modification as a troubled debt restructuring (“TDR”). A TDR occurs when a creditor grants a concession to a debtor experiencing financial difficulties. Loans denoted as a TDR are considered impaired and are specifically reserved for when calculating the allowance for credit losses. This guidance also ends the indefinite deferral issued in January 2011 surrounding new disclosures on loans classified as a TDR required as part of the credit quality disclosures guidance issued in July 2010. This guidance was effective for us on July 1, 2011, and was applied retrospectively to restructurings occurring on or after January 1, 2011. This guidance did not have a material impact on our consolidated financial statements. See Note 3, Investments, for further detail.

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

In April 2010, the FASB issued authoritative guidance addressing how investments held through the separate accounts of an

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

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

Separate Accounts

At March 31, 2012 and December 31, 2011, the separate accounts include a separate account valued at $168.9 million and $146.5 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

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

Collateralized Private Investment Vehicles

We invest in synthetic collateralized debt obligations, collateralized bond obligations, collateralized loan obligations and other collateralized structures, which are VIEs due to insufficient equity to sustain the entities (collectively known as “collateralized private investment vehicles”). The performance of the notes of these structures is primarily linked to a synthetic portfolio by derivatives; each note has a specific loss attachment and detachment point. The notes and related derivatives are collateralized by a pool of permitted investments. The investments are held by a trustee and can only be liquidated to settle obligations of the trusts. These obligations primarily include derivatives and the notes due at maturity or termination of the trusts. We determined we are the primary beneficiary for

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

certain of these entities because we act as the investment manager of the underlying portfolio and we have an ownership interest.

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

		Collateralized
		private investment
	Grantor trusts	vehicles	CMBS	Hedge funds (2)	Total
	(in millions)
March 31, 2012
Fixed maturities, available-for-sale	$187.4	$7.5	$—	$—	$194.9
Fixed maturities, trading	—	132.4	—	—	132.4
Equity securities, trading	—	—	—	321.4	321.4
Other investments	—	—	89.9	0.6	90.5
Cash and cash equivalents	—	—	—	209.1	209.1
Accrued investment income	0.6	0.1	0.5	—	1.2
Premiums due and other receivables	—	—	—	56.1	56.1
Total assets	$188.0	$140.0	$90.4	$587.2	$1,005.6
Deferred income taxes	$2.1	$—	$—	$—	$2.1
Other liabilities (1)	130.4	134.6	57.5	232.9	555.4
Total liabilities	$132.5	$134.6	$57.5	$232.9	$557.5
December 31, 2011
Fixed maturities, available-for-sale	$199.2	$15.0	$—	$—	$214.2
Fixed maturities, trading	—	132.4	—	—	132.4
Equity securities, trading	—	—	—	207.6	207.6
Other investments	—	—	97.5	0.3	97.8
Cash and cash equivalents	—	—	—	317.7	317.7
Accrued investment income	1.2	0.1	0.6	—	1.9
Premiums due and other receivables	—	—	—	39.1	39.1
Total assets	$200.4	$147.5	$98.1	$564.7	$1,010.7
Deferred income taxes	$2.2	$—	$—	$—	$2.2
Other liabilities (1)	136.9	143.8	64.5	220.0	565.2
Total liabilities	$139.1	$143.8	$64.5	$220.0	$567.4

(1)            Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; collateralized private investment vehicles include derivative liabilities and obligation to redeem notes at maturity or termination of the trust; CMBS includes obligation to the bondholders; and hedge funds include liabilities to securities brokers.

(2)            The consolidated statements of financial position included a $353.2 million and $343.6 million noncontrolling interest for hedge funds as of March 31, 2012 and December 31, 2011, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

We did not provide financial or other support to investees designated as VIEs for the three months ended March 31, 2012 and 2011.

Unconsolidated Variable Interest Entities

Invested Securities

We hold a variable interest in a number of VIEs where we are not the primary beneficiary. Our investments in these VIEs are reported in fixed maturities, available-for-sale; fixed maturities, trading and other investments in the consolidated statements of financial position and are described below.

VIEs include CMBS, residential mortgage-backed pass-through securities (“RMBS”) and other asset-backed securities (“ABS”). All of these entities were deemed VIEs because the equity within these entities is insufficient to sustain them. We determined we are not the primary beneficiary in any of the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security that controls the unilateral right to replace the special servicer or equivalent function.

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

We have invested in partnerships, some of which are classified as VIEs. The partnership returns are primarily in the form of income tax credits. These entities are classified as VIEs as the general partner does not have an equity investment at risk in the entity. We have determined we are not the primary beneficiary because we are not the general partner, who makes all the significant decisions for the entity.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
March 31, 2012
Fixed maturities, available-for-sale:
Corporate	$494.2	$393.5
Residential mortgage-backed pass-through securities	3,337.1	3,151.3
Commercial mortgage-backed securities	3,499.2	3,894.8
Collateralized debt obligations	346.9	412.4
Other debt obligations	3,411.9	3,465.7
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	112.5	112.5
Commercial mortgage-backed securities	4.2	4.2
Collateralized debt obligations	56.7	56.7
Other debt obligations	42.9	42.9
Other investments:
Other limited partnership interests	78.8	78.8

December 31, 2011
Fixed maturities, available-for-sale:
Corporate	$544.0	$392.6
Residential mortgage-backed pass-through securities	3,343.0	3,155.8
Commercial mortgage-backed securities	3,413.7	3,894.3
Collateralized debt obligations	338.8	399.7
Other debt obligations	3,570.2	3,606.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	105.6	105.6
Commercial mortgage-backed securities	12.0	12.0
Collateralized debt obligations	51.4	51.4
Other debt obligations	64.9	64.9
Other investments:
Other limited partnership interests	76.3	76.3

(1)         Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and other investments. Our risk of loss is limited to our initial investment measured at fair value for our fixed maturities, trading.

Sponsored Investment Funds

We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities’ net assets. As of March 31, 2012 and December 31, 2011, these VIEs held $1.5 billion and $1.7 billion in total assets, respectively. We have no contractual obligation to contribute to the funds.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

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

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

				Other-than-
		Gross	Gross	temporary
	Amortized	unrealized	unrealized	impairments in
	cost	gains	losses	AOCI (1)	Fair value
	(in millions)
March 31, 2012
Fixed maturities, available-for-sale:
U.S. government and agencies	$771.2	$31.2	$1.3	$—	$801.1
Non-U.S. government and agencies	861.1	175.0	0.4	—	1,035.7
States and political subdivisions	2,692.6	228.2	3.7	—	2,917.1
Corporate	32,350.0	2,342.9	521.0	19.6	34,152.3
Residential mortgage-backed pass-through securities	3,151.3	186.6	0.8	—	3,337.1
Commercial mortgage-backed securities	3,894.8	154.4	372.3	177.7	3,499.2
Collateralized debt obligations	412.4	3.0	65.3	3.2	346.9
Other debt obligations	3,465.7	55.9	20.5	89.2	3,411.9
Total fixed maturities, available-for-sale	$47,599.1	$3,177.2	$985.3	$289.7	$49,501.3
Total equity securities, available-for-sale	$140.3	$11.3	$13.2		$138.4
December 31, 2011
Fixed maturities, available-for-sale:
U.S. government and agencies	$772.3	$32.8	$—	$—	$805.1
Non-U.S. government and agencies	917.6	180.5	1.4	—	1,096.7
States and political subdivisions	2,670.0	218.2	5.5	—	2,882.7
Corporate	31,954.2	2,321.3	699.5	19.5	33,556.5
Residential mortgage-backed pass-through securities	3,155.8	187.9	0.7	—	3,343.0
Commercial mortgage-backed securities	3,894.3	117.0	429.4	168.2	3,413.7
Collateralized debt obligations	399.7	1.9	55.8	7.0	338.8
Other debt obligations	3,606.9	100.3	47.0	90.0	3,570.2
Total fixed maturities, available-for-sale	$47,370.8	$3,159.9	$1,239.3	$284.7	$49,006.7
Total equity securities, available-for-sale	$75.2	$8.4	$6.5		$77.1

(1)         Excludes $47.4 million and $28.9 million as of March 31, 2012 and December 31, 2011, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2012, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$3,183.1	$3,230.1
Due after one year through five years	13,155.6	13,717.2
Due after five years through ten years	9,199.5	9,994.5
Due after ten years	11,136.7	11,964.4
Subtotal	36,674.9	38,906.2
Mortgage-backed and other asset-backed securities	10,924.2	10,595.1
Total	$47,599.1	$49,501.3

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

	For the three months ended March 31,
	2012	2011
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$15.3	$12.5
Gross losses	(36.1)	(23.3)
Other-than-temporary impairment losses reclassified to (from) OCI	4.9	(38.4)
Hedging, net	(16.7)	(30.2)
Fixed maturities, trading	3.0	(4.6)
Equity securities, available-for-sale:
Gross gains	0.1	2.2
Equity securities, trading	34.2	30.1
Mortgage loans	(11.1)	(9.9)
Derivatives	27.6	8.9
Other	(27.9)	(5.3)
Net realized capital losses	$(6.7)	$(58.0)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $0.4 billion and $0.5 billion for the three months ended March 31, 2012 and 2011, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended March 31,
	2012	2011
	(in millions)
Fixed maturities, available-for-sale	$(33.7)	$(16.2)
Equity securities, available-for-sale	—	2.2
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(33.7)	(14.0)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	4.9	(38.4)
Net impairment losses on available-for-sale securities	$(28.8)	$(52.4)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

	For the three months ended March 31,
	2012	2011
	(in millions)
Beginning balance	$(434.9)	$(325.7)
Credit losses for which an other-than-temporary impairment was not previously recognized	(7.4)	(2.2)
Credit losses for which an other-than-temporary impairment was previously recognized	(20.8)	(34.5)
Reduction for credit losses previously recognized on fixed maturities now sold or intended to be sold	57.4	51.2
Net reduction (increase) for positive changes in cash flows expected to be collected and amortization (1)	1.0	(0.9)
Ending balance	$(404.7)	$(312.1)

(1)   Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	March 31, 2012
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$64.7	$1.3	$—	$—	$64.7	$1.3
Non-U.S. governments	40.1	0.4	7.3	—	47.4	0.4
States and political subdivisions	55.7	0.7	38.6	3.0	94.3	3.7
Corporate	2,589.5	90.7	2,364.7	449.9	4,954.2	540.6
Residential mortgage-backed pass- through securities	140.6	0.7	2.8	0.1	143.4	0.8
Commercial mortgage-backed securities	337.3	28.6	840.8	521.4	1,178.1	550.0
Collateralized debt obligations	132.9	2.8	152.8	65.7	285.7	68.5
Other debt obligations	415.3	5.9	496.8	103.8	912.1	109.7
Total fixed maturities, available-for-sale	$3,776.1	$131.1	$3,903.8	$1,143.9	$7,679.9	$1,275.0
Total equity securities, available-for-sale	$18.3	$3.7	$54.3	$9.5	$72.6	$13.2

Of the total amounts, Principal Life’s consolidated portfolio represented $7,031.0 million in available-for-sale fixed maturities with gross unrealized losses of $1,200.2 million. Principal Life’s consolidated portfolio consists of fixed maturities where 74% were investment grade (rated AAA through BBB-) with an average price of 85 (carrying value/amortized cost) at March 31, 2012. Gross unrealized losses in our fixed maturities portfolio decreased during the three months ended March 31, 2012, due to a tightening of credit spreads, primarily in the corporate and commercial mortgage-backed securities sectors.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 355 securities with a carrying value of $3,206.3 million and unrealized losses of $99.3 million reflecting an average price of 97 at March 31, 2012. Of this portfolio, 87% was investment grade (rated AAA through BBB-) at March 31, 2012, with associated unrealized losses of $69.1 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 587 securities with a carrying value of $3,824.7 million and unrealized losses of $1,100.9 million. The average rating of this portfolio was BBB- with an average price of 78 at March 31, 2012. Of the $1,100.9 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $521.4 million in unrealized losses with an average price of 62 and an average credit rating of BB+. The remaining unrealized losses consist primarily of $406.9 million within the corporate sector at March 31, 2012. The average price of the corporate sector was 85 and the average credit rating was BBB. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at March 31, 2012.

	December 31, 2011
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
Non-U.S. governments	$68.5	$1.4	$0.3	$—	$68.8	$1.4
States and political subdivisions	5.7	0.1	51.7	5.4	57.4	5.5
Corporate	3,445.6	140.9	2,403.9	578.1	5,849.5	719.0
Residential mortgage-backed pass-through securities	77.8	0.5	3.7	0.2	81.5	0.7
Commercial mortgage-backed securities	608.4	57.3	858.9	540.3	1,467.3	597.6
Collateralized debt obligations	107.2	2.5	204.4	60.3	311.6	62.8
Other debt obligations	708.1	13.0	508.1	124.0	1,216.2	137.0
Total fixed maturities, available-for-sale	$5,021.3	$215.7	$4,031.0	$1,308.3	$9,052.3	$1,524.0
Total equity securities, available-for-sale	$14.3	$3.2	$15.6	$3.3	$29.9	$6.5

Of the total amounts, Principal Life’s consolidated portfolio represented $8,540.7 million in available-for-sale fixed maturities with gross unrealized losses of $1,470.3 million. Principal Life’s consolidated portfolio consists of fixed maturities where 76% were investment grade (rated AAA through BBB-) with an average price of 85 (carrying value/amortized cost) at December 31, 2011. Gross unrealized losses in our fixed maturities portfolio increased slightly during the year ended December 31, 2011, due to a widening of credit spreads primarily in the corporate and commercial mortgage-backed securities sectors.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 477 securities with a carrying value of $4,573.6 million and unrealized losses of $198.7 million reflecting an average price of 96 at December 31, 2011. Of this portfolio, 86% was investment grade (rated AAA through BBB-) at December 31, 2011, with associated unrealized losses of $128.5 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 628 securities with a carrying value of $3,967.1 million and unrealized losses of $1,271.6 million. The average rating of this portfolio was BBB with an average price of 76 at December 31, 2011. Of the $1,271.6 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $540.3 million in unrealized losses with an average price of 61 and an average credit rating of BBB-. The remaining unrealized losses consist primarily of $541.4 million within the corporate sector at December 31, 2011. The average price of the corporate sector was 81 and the average credit rating was BBB. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

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

	March 31, 2012	December 31, 2011
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$2,234.4	$1,920.6
Noncredit component of impairment losses on fixed maturities, available-for-sale	(289.7)	(284.7)
Net unrealized gains (losses) on equity securities, available-for-sale	(1.9)	1.9
Adjustments for assumed changes in amortization patterns	(399.0)	(376.1)
Adjustments for assumed changes in policyholder liabilities	(494.7)	(442.7)
Net unrealized gains on derivative instruments	79.1	113.2
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	183.9	150.3
Provision for deferred income taxes	(426.8)	(354.1)
Net unrealized gains on available-for-sale securities and derivative instruments	$885.3	$728.4

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

	March 31, 2012	December 31, 2011
	(in millions)
Commercial mortgage loans	$10,016.8	$9,461.4
Residential mortgage loans	1,381.4	1,367.9
Total amortized cost	11,398.2	10,829.3

Valuation allowance	(89.3)	(102.1)
Total carrying value	$11,308.9	$10,727.2

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $47.0 million and $42.1 million of residential mortgage loans during the three months ended March 31, 2012 and 2011, respectively. We sold $20.6 million and $16.0 million of residential mortgage loans during the three months ended March 31, 2012 and 2011, respectively.

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

	March 31, 2012		December 31, 2011
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	(in millions)
Geographic distribution
New England	$480.5	4.8%	$454.0	4.8%
Middle Atlantic	1,995.8	19.9	1,744.4	18.4
East North Central	768.4	7.7	774.8	8.2
West North Central	389.2	3.9	407.8	4.3
South Atlantic	2,213.1	22.1	2,099.8	22.2
East South Central	232.1	2.3	231.8	2.4
West South Central	710.0	7.1	648.6	6.9
Mountain	725.7	7.2	643.2	6.8
Pacific	2,490.8	24.9	2,446.4	25.9
International	11.2	0.1	10.6	0.1
Total	$10,016.8	100.0%	$9,461.4	100.0%

Property type distribution
Office	$2,913.2	29.2%	$2,753.8	29.1%
Retail	2,845.1	28.4	2,580.2	27.3
Industrial	2,057.1	20.5	2,070.7	21.9
Apartments	1,357.0	13.5	1,242.9	13.1
Hotel	515.8	5.1	467.7	4.9
Mixed use/other	328.6	3.3	346.1	3.7
Total	$10,016.8	100.0%	$9,461.4	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $583.1 million and $611.0 million and first lien mortgages with an amortized cost of $798.3 million and $756.9 million as of March 31, 2012 and December 31, 2011, respectively. Most of our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

Mortgage Loan Credit Monitoring

Commercial Credit Risk Profile Based on Internal Rating

We actively monitor and manage our commercial mortgage loan portfolio. All commercial mortgage loans are analyzed regularly and substantially all are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets. The model stresses expected cash flows at various levels and at different points in time depending on the durability of the income stream, which includes our assessment of factors such as location (macro and micro markets), tenant quality and lease expirations. Our internal rating analysis presents expected losses in terms of a Standard & Poor’s (“S&P”) bond equivalent rating. As the credit risk for commercial mortgage loans increases, we adjust our internal ratings downwards with loans in the category “B+ and below” having the highest risk for credit loss. Internal ratings on commercial mortgage loans are updated at least annually and potentially more often for certain loans with material changes in collateral value or occupancy and for loans on an internal “watch list”.

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

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

	March 31, 2012
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$6,366.7	$337.9	$6,704.6
BBB+ thru BBB-	2,154.8	216.1	2,370.9
BB+ thru BB-	360.5	15.5	376.0
B+ and below	559.4	5.9	565.3
Total	$9,441.4	$575.4	$10,016.8

	December 31, 2011
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$5,682.5	$308.6	$5,991.1
BBB+ thru BBB-	2,112.3	238.8	2,351.1
BB+ thru BB-	403.7	16.4	420.1
B+ and below	693.3	5.8	699.1
Total	$8,891.8	$569.6	$9,461.4

Residential Credit Risk Profile Based on Performance Status

Our residential mortgage loan portfolio is monitored based on performance of the loans. Monitoring on a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. We define non-performing residential mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

The amortized cost of our performing and non-performing residential mortgage loans were as follows:

	March 31, 2012
	Home equity	First liens	Total
	(in millions)
Performing	$570.9	$773.9	$1,344.8
Nonperforming	12.2	24.4	36.6
Total	$583.1	$798.3	$1,381.4

	December 31, 2011
	Home equity	First liens	Total
	(in millions)
Performing	$597.8	$733.7	$1,331.5
Nonperforming	13.2	23.2	36.4
Total	$611.0	$756.9	$1,367.9

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

The amortized cost of mortgage loans on non-accrual status were as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Commercial:
Brick and mortar	$53.5	$46.8
Residential:
Home equity	12.2	13.2
First liens	15.9	15.7
Total	$81.6	$75.7

The aging of mortgage loans and mortgage loans, based on amortized cost, that were 90 days or more past due and still accruing interest were as follows:

	March 31, 2012
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$4.4	$—	$4.0	$8.4	$9,433.0	$9,441.4	$—
Commercial-CTL	—	—	—	—	575.4	575.4	—
Residential-home equity	5.8	2.2	4.9	12.9	570.2	583.1	—
Residential-first liens	23.4	5.6	23.1	52.1	746.2	798.3	8.5
Total	$33.6	$7.8	$32.0	$73.4	$11,324.8	$11,398.2	$8.5

	December 31, 2011
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$61.4	$4.4	$22.5	$88.3	$8,803.5	$8,891.8	$—
Commercial-CTL	—	—	—	—	569.6	569.6	—
Residential-home equity	7.8	2.6	6.2	16.6	594.4	611.0	—
Residential-first liens	15.8	6.0	22.2	44.0	712.9	756.9	7.5
Total	$85.0	$13.0	$50.9	$148.9	$10,680.4	$10,829.3	$7.5

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
For the three months ended March 31, 2012
Beginning balance	$64.8	$37.3	$102.1
Provision	7.0	6.6	13.6
Charge-offs	(19.4)	(8.3)	(27.7)
Recoveries	—	1.2	1.2
Effect of exchange rates	—	0.1	0.1
Ending balance	$52.4	$36.9	$89.3
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$6.2	$4.6	$10.8
Collectively evaluated for impairment	46.2	32.3	78.5
Allowance ending balance	$52.4	$36.9	$89.3
Loan balance by basis of impairment method:
Individually evaluated for impairment	$40.3	$31.4	$71.7
Collectively evaluated for impairment	9,976.5	1,350.0	11,326.5
Loan ending balance	$10,016.8	$1,381.4	$11,398.2

For the three months ended March 31, 2011
Beginning balance	$80.6	$40.5	$121.1
Provision	6.9	6.3	13.2
Charge-offs	(2.4)	(8.0)	(10.4)
Recoveries	—	0.9	0.9
Effect of exchange rates	—	(0.1)	(0.1)
Ending balance	$85.1	$39.6	$124.7
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$9.3	$4.1	$13.4
Collectively evaluated for impairment	75.8	35.5	111.3
Allowance ending balance	$85.1	$39.6	$124.7
Loan balance by basis of impairment method:
Individually evaluated for impairment	$40.1	$21.9	$62.0
Collectively evaluated for impairment	9,475.4	1,487.3	10,962.7
Loan ending balance	$9,515.5	$1,509.2	$11,024.7

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

	March 31, 2012
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$95.3	$108.3	$—
Residential-first liens	6.2	6.1	—
With an allowance recorded:
Commercial-brick and mortar	40.3	42.2	6.2
Residential-home equity	16.4	16.1	3.1
Residential-first liens	8.8	8.7	1.5
Total:
Commercial	$135.6	$150.5	$6.2
Residential	$31.4	$30.9	$4.6

	December 31, 2011
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$—	$0.3	$—
Residential-first liens	4.4	4.2	—
With an allowance recorded:
Commercial-brick and mortar	114.0	114.0	16.3
Residential-home equity	14.5	14.2	1.9
Residential-first liens	8.5	8.5	1.3
Total:
Commercial	$114.0	$114.3	$16.3
Residential	$27.4	$26.9	$3.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

	Average
	recorded	Interest income
	investment	recognized
	(in millions)
For the three months ended March 31, 2012
With no related allowance recorded:
Commercial-brick and mortar	$47.7	$1.1
Residential-first liens	5.3	—
With an allowance recorded:
Commercial-brick and mortar	77.1	—
Residential-home equity	15.4	0.3
Residential-first liens	8.8	—
Total:
Commercial	$124.8	$1.1
Residential	$29.5	$0.3

For the three months ended March 31, 2011
With no related allowance recorded:
Commercial-brick and mortar	$23.2	$0.3
Residential-first liens	4.6	—
With an allowance recorded:
Commercial-brick and mortar	35.0	0.2
Residential-home equity	11.7	0.1
Residential-first liens	9.9	0.1
Total:
Commercial	$58.2	$0.5
Residential	$26.2	$0.2

Mortgage Loan Modifications

Our commercial and residential mortgage loan portfolios include loans that have been modified. We assess loan modifications on a case-by-case basis to evaluate whether a TDR has occurred. The commercial mortgage loan TDRs were modified to delay or reduce principal payments and to increase, reduce or delay interest payments. For these TDR assessments, we have determined the loan rates are now considered below market based on current circumstances. The commercial mortgage loan modifications resulted in delayed cash receipts and a decrease in interest income. The residential mortgage loan TDRs include modifications of interest-only payment periods, delays in principal balloon payments, and interest rate reductions. Residential mortgage loan modifications resulted in delayed or decreased cash receipts and a decrease in interest income.

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the period. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the period:

	For the three months ended March 31, 2012
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	4	$63.2	—	$—
Residential-home equity	49	2.2	2	—
Total	53	$65.4	2	$—

Commercial mortgage loans that have been designated as a TDR have been previously reserved in the mortgage loan valuation allowance to the estimated fair value of the underlying collateral reduced by the cost to sell.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Residential mortgage loans that have been designated as a TDR are specifically reserved for in the mortgage loan valuation allowance if losses result from the modification. Residential mortgage loans that have defaulted are reduced to the expected collectible amount.

Securities Posted as Collateral

We posted $1,738.0 million in fixed maturities, available-for-sale securities at March 31, 2012, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements and our obligation under funding agreements with the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, we posted $1,810.1 million in commercial mortgage loans as of March 31, 2012, to satisfy collateral requirements associated with our obligation under funding agreements with the FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position.

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

A swaption is an option to enter into an interest rate swap at a future date. We purchase swaptions to offset or modify existing exposures. Swaptions provide us the benefit of the agreed-upon strike rate if the market rates for liabilities are higher, with the flexibility to enter into the current market rate swap if the market rates for liabilities are lower. Swaptions not only hedge against the downside risk, but also allow us to take advantage of any upside benefits.

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
March 31, 2012
(Unaudited)

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

Currency forwards are contracts in which we agree with other parties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. We use currency forwards to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell. We have also used currency forwards to hedge the currency risk associated with net investments in foreign operations. We did not use any currency forwards during 2012 or 2011 to hedge our net investment in foreign operations.

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

Total return swaps are contracts in which we agree with other parties to exchange, at specified intervals, an amount determined by the difference between the previous price and the current price of a reference asset based upon an agreed upon notional principal amount plus an additional amount determined by the financing spread.  We currently use total return swaps referencing equity indices to hedge our portfolio from potential credit losses related to systemic events.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

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

We posted $485.0 million and $502.4 million in cash and securities under collateral arrangements as of March 31, 2012 and December 31, 2011, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the rating on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of March 31, 2012 and December 31, 2011, was $1,387.9 million and $1,484.0 million, respectively. With respect to these derivatives, we posted collateral of $485.0 million and $502.4 million as of March 31, 2012 and December 31, 2011, respectively, in the normal course of business, which reflects netting under derivative credit support annex agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2012, we would be required to post an additional $56.4 million of collateral to our counterparties.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

As of March 31, 2012 and December 31, 2011, we had received $146.8 million and $237.0 million, respectively, of cash collateral associated with our derivative credit support annex agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

	March 31, 2012	December 31, 2011
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$19,923.7	$19,498.3
Interest rate collars	500.0	500.0
Swaptions	325.0	68.5
Futures	30.5	522.0
Foreign exchange contracts:
Foreign currency swaps	3,684.9	3,919.8
Currency forwards	176.5	147.3
Equity contracts:
Options	1,625.0	1,608.4
Futures	301.6	270.3
Credit contracts:
Credit default swaps	1,281.4	1,530.3
Total return swaps	100.0	15.0
Other contracts:
Embedded derivative financial instruments	4,914.0	4,921.7
Total notional amounts at end of period	$32,862.6	$33,001.6

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$664.1	$752.2
Interest rate collars	25.6	38.5
Swaptions	2.2	—
Foreign exchange contracts:
Foreign currency swaps	254.3	318.6
Currency forwards	9.9	1.5
Equity contracts:
Options	78.3	120.3
Credit contracts:
Credit default swaps	7.3	14.0
Total gross credit exposure	1,041.7	1,245.1
Less: collateral received	146.8	237.0
Net credit exposure	$894.9	$1,008.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$0.2	$476.8	$500.9
Foreign exchange contracts	206.6	267.2	131.7	158.4
Total derivatives designated as hedging instruments	$206.6	$267.4	$608.5	$659.3

Derivatives not designated as hedging instruments
Interest rate contracts	$624.0	$730.9	$593.6	$651.5
Foreign exchange contracts	55.1	38.5	34.5	42.7
Equity contracts	78.3	120.3	27.2	0.8
Credit contracts	7.3	14.0	140.6	169.7
Other contracts	—	—	263.9	336.0
Total derivatives not designated as hedging instruments	764.7	903.7	1,059.8	1,200.7

Total derivative instruments	$971.3	$1,171.1	$1,668.3	$1,860.0

(1)  The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)  The fair value of derivative liabilities is reported with other liabilities on the consolidated statement of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $129.0 million and $195.8 million as of March 31, 2012 and December 31, 2011, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $10.0 million as of March 31, 2012 and $20.0 million as of December 31, 2011. These purchased credit derivative transactions had a net asset (liability) fair value of $0.4 million as of March 31, 2012 and zero as of December 31, 2011. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	March 31, 2012
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$80.0	$(0.4)	$80.0	3.6
A	498.0	1.0	498.0	2.3
BBB	115.0	(0.2)	115.0	2.4
Structured finance
C	10.0	(8.9)	10.0	9.9
Near default	12.6	(12.4)	12.6	0.9
Total single name credit default swaps	715.6	(20.9)	715.6	2.6

Basket and index credit default swaps
Corporate debt
Near default	140.0	(94.0)	140.0	4.7
Government/municipalities
AA	30.0	(8.7)	30.0	5.5
Structured finance
BBB	25.0	(7.5)	25.0	5.3
Total basket and index credit default swaps	195.0	(110.2)	195.0	4.9
Total credit default swap protection sold	$910.6	$(131.1)	$910.6	3.1

	December 31, 2011
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$85.0	$(1.0)	$85.0	4.0
A	483.0	(1.4)	483.0	2.5
BBB	110.0	(0.3)	110.0	1.7
CCC	10.0	(0.1)	10.0	0.2
Structured finance
C	10.0	(8.9)	10.0	10.1
Near default	12.9	(12.8)	12.9	1.2
Total single name credit default swaps	710.9	(24.5)	710.9	2.6

Basket and index credit default swaps
Corporate debt
CCC	132.4	(104.7)	132.4	5.2
CC	15.0	(14.8)	15.0	1.0
Government/municipalities
A	40.0	(10.5)	40.0	4.4
Structured finance
BBB	25.0	(11.0)	25.0	5.5
Total basket and index credit default	212.4	(141.0)	212.4	4.8
Total credit default swap protection sold	$923.3	$(165.5)	$923.3	3.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

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

	March 31, 2012
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BBB	$18.6	$18.7	4.6
B	25.0	23.5	1.2
CC	3.8	1.0	3.8
Total corporate debt	47.4	43.2	2.8

Structured finance
AA	9.5	9.5	6.7
BBB	24.7	22.2	4.3
BB	18.2	16.4	2.7
B	8.3	8.3	5.3
CCC	7.6	7.9	7.0
CC	0.4	0.4	7.8
C	—	0.1	2.7
Total structured finance	68.7	64.8	4.6
Total fixed maturities with credit derivatives	$116.1	$108.0	3.9

	December 31, 2011
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BB	$14.7	$14.7	5.0
CCC	25.0	20.8	1.5
CC	3.7	0.7	4.0
Total corporate debt	43.4	36.2	2.9

Structured finance
AA	9.3	9.3	6.4
BBB	27.4	24.5	4.5
BB	15.0	13.9	2.5
B	11.2	11.2	5.4
CCC	3.5	3.6	4.8
CC	0.7	0.7	5.3
C	0.2	0.1	8.2
Near default	0.2	0.2	4.7
Total structured finance	67.5	63.5	4.5
Total fixed maturities with credit derivatives	$110.9	$99.7	3.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

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

We have sold callable investment-type insurance contracts and used cancellable interest rate swaps to hedge the changes in fair value of the callable feature.

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

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended March 31, (1)		Hedging items in fair value	March 31, (1)
relationships	2012	2011	hedging relationships	2012	2011
	(in millions)			(in millions)
Interest rate contracts	$31.7	$39.7	Fixed maturities, available-for- sale	$(28.2)	$(38.0)
Interest rate contracts	—	(1.0)	Investment-type insurance contracts	—	1.4
Foreign exchange contracts	(0.8)	(1.7)	Fixed maturities, available-for- sale	1.3	2.0
Foreign exchange contracts	16.2	7.3	Investment-type insurance contracts	(14.8)	(8.2)
Total	$47.1	$44.3	Total	$(41.7)	$(42.8)

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

	Amount of gain (loss) for the three
	months ended March 31,
Hedged item	2012	2011
	(in millions)
Fixed maturities, available-for-sale (1)	$(35.5)	$(39.8)
Investment-type insurance contracts (2)	8.8	11.5

(1)     Reported in net investment income on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

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

The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 8.2 years. At March 31, 2012, we had $114.9 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. No amounts were reclassified from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the three months ended March 31, 2012 and 2011.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position.  All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		March 31,		into net income	March 31,
relationships	Related hedged item	2012	2011	(effective portion)	2012	2011
		(in millions)			(in millions)

Interest rate	Fixed maturities,			Net investment
contracts	available-for-sale	$(2.1)	$(3.3)	income	$1.9	$1.8
Interest rate	Investment-type			Benefits, claims and
contracts	insurance contracts	1.7	3.0	settlement expenses	—	(0.2)
Interest rate
contracts	Debt	—	—	Operating expense	(1.4)	(1.3)
Foreign exchange	Fixed maturities,			Net realized capital
contracts	available-for-sale	(19.5)	(42.8)	losses	(10.2)	(7.7)
Foreign exchange	Investment-type			Benefits, claims and
contracts	insurance contract	(3.9)	(19.5)	settlement expenses	—	(1.5)
Total		$(23.8)	$(62.6)	Total	$(9.7)	$(8.9)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the three
	months ended March 31,
Hedged item	2012	2011
	(in millions)
Fixed maturities, available-for-sale (1)	$2.0	$3.0
Investment-type insurance contracts (2)	(3.3)	(2.6)

(1)   Reported in net investment income on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

(2)   Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain (loss) resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.1 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

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

The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations.

	Amount of gain (loss) recognized in
	net income on derivatives for the three
	months ended March 31,
Derivatives not designated as hedging instruments	2012	2011
	(in millions)
Interest rate contracts	$(34.8)	$4.3
Foreign exchange contracts	27.6	19.0
Equity contracts	(63.9)	(22.6)
Credit contracts	18.6	(2.4)
Other contracts	68.2	(5.0)
Total	$15.7	$(6.7)

5.  Income Taxes

The effective income tax rate for the three months ended March 31, 2012, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments and lower tax rates of foreign jurisdictions.

The effective income tax rate for the three months ended March 31, 2011, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments and the inclusion of income attributable to noncontrolling interest in income before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations (“CFCs”) for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs (“Subpart F income”) even if the income is not currently distributed. A temporary exception (the “active financing exception”) was applicable for tax years beginning before January 1, 2012, to avoid the current recognition of Subpart F income derived in the active conduct of a banking, financing, insurance or similar business. The U.S. Congress and the President have yet to enact extenders legislation for 2012 as of March 31, 2012. Therefore, current tax expense has increased by an immaterial amount associated with the U.S. recognition of Subpart F income from our foreign operations. We will reverse any tax expense subject to the active financing exception during the quarter of enactment should extenders legislation be enacted during 2012, assuming the legislation is retroactive to January 1, 2012.

The Internal Revenue Service (“IRS”) has completed examination of our consolidated federal income tax returns for years prior to 2004. We are contesting certain issues and have filed suit in the Court of Federal Claims, requesting refunds for the years

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

1995-2003. We do not expect the litigation to be resolved within the next twelve months. The IRS also completed its examinations of tax years 2004 through 2005 and 2006 through 2008 resulting in receipt of notices of deficiency, which were paid in 2011. We will file claims for refund for 2004 and 2005 relating to disputed adjustments during the second quarter of 2012. The IRS commenced audit of our federal income tax return for 2009 and 2010 in 2011 and during the first quarter of 2012, respectively. We do not expect the results of these audits or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

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

6.  Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
Service cost	$11.7	$10.9	$0.3	$0.3
Interest cost	27.3	26.8	2.1	2.2
Expected return on plan assets	(28.6)	(28.2)	(8.4)	(8.5)
Amortization of prior service benefit	(2.4)	(2.5)	(7.1)	(7.4)
Recognized net actuarial loss	22.7	15.7	0.2	0.1
Amounts recognized due to special events	—	(0.3)	—	(1.2)
Net periodic benefit cost (income)	$30.7	$22.4	$(12.9)	$(14.5)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2012 will be zero so we will not be required to fund our qualified pension plan during 2012. However, it is possible that we may fund the qualified and nonqualified pension plans in 2012 for a combined total of $60.0 million to $110.0 million. During the three months ended March 31, 2012, we contributed $23.0 million to these plans.

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

In addition, regulatory bodies such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, the Department of Labor, the Federal Reserve Board and other regulatory agencies regularly make inquiries and conduct examinations or

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers. We receive requests from regulators and other governmental authorities relating to industry issues and may receive additional requests, including subpoenas and interrogatories, in the future.

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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of March 31, 2012, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at March 31, 2012.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary. These agreements generally expire through 2019. The maximum exposure under these agreements as of March 31, 2012, was approximately $141.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

8.  Stockholders’ Equity

Common Stock

On March 30, 2012, we paid a quarterly dividend of $54.3 million, equal to $0.18 per share, to stockholders of record as of March 12, 2012.

Reconciliation of Outstanding Shares

	Series A	Series B	Common
	preferred stock	preferred stock	stock
	(in millions)
Outstanding shares at January 1, 2011	3.0	10.0	320.4
Shares issued	—	—	1.1
Treasury stock acquired	—	—	(0.2)
Outstanding shares at March 31, 2011	3.0	10.0	321.3

Outstanding shares at January 1, 2012	3.0	10.0	301.1
Shares issued	—	—	2.1
Treasury stock acquired	—	—	(2.3)
Outstanding shares at March 31, 2012	3.0	10.0	300.9

In May 2011, our Board of Directors reinstated the November 2007 share repurchase program. In July 2011, we completed this program. During August 2011, our Board of Directors authorized a share repurchase program of up to $200.0 million of our outstanding common stock. We completed this program in September 2011. During November 2011, our Board of Directors authorized a share repurchase program of up to $100.0 million of our outstanding common stock. We completed this program in December 2011. In February 2012, our Board of Directors authorized a share repurchase program of up to $100.0 million of our outstanding common stock.

Our Board of Directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Other Comprehensive Income

	For the three months ended March 31, 2012
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$333.1	$(112.2)	$220.9
Reclassification adjustment for losses included in net income	10.5	(3.9)	6.6
Adjustments for assumed changes in amortization patterns	(55.5)	19.4	(36.1)
Adjustments for assumed changes in policyholder liabilities	(52.0)	21.9	(30.1)
Net unrealized gains on available-for-sale securities	236.1	(74.8)	161.3

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	(5.0)	1.7	(3.3)
Adjustments for assumed changes in amortization patterns	3.8	(1.4)	2.4
Noncredit component of impairment losses on fixed maturities, available-for-sale (1)	(1.2)	0.3	(0.9)

Net unrealized losses on derivative instruments during the period	(43.8)	15.3	(28.5)
Reclassification adjustment for losses included in net income	9.7	(3.4)	6.3
Adjustments for assumed changes in amortization patterns	28.8	(10.1)	18.7
Net unrealized losses on derivative instruments	(5.3)	1.8	(3.5)

Foreign currency translation adjustment	61.4	3.9	65.3

Unrecognized postretirement benefit obligation during the period	—	—	—
Amortization of prior service cost and actuarial loss included in net periodic benefit cost	13.4	(4.7)	8.7
Net unrecognized postretirement benefit obligation	13.4	(4.7)	8.7

Other comprehensive income	$304.4	$(73.5)	$230.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

	For the three months ended March 31, 2011
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$281.1	$(100.7)	$180.4
Reclassification adjustment for gains included in net income	(0.2)	0.1	(0.1)
Adjustments for assumed changes in amortization patterns	(47.1)	16.5	(30.6)
Adjustments for assumed changes in policyholder liabilities	25.7	—	25.7
Net unrealized gains on available-for-sale securities	259.5	(84.1)	175.4

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	38.4	(16.0)	22.4
Adjustments for assumed changes in amortization patterns	(7.8)	2.7	(5.1)
Noncredit component of impairment losses on fixed maturities, available-for-sale (1)	30.6	(13.3)	17.3

Net unrealized losses on derivative instruments during the period	(17.4)	6.1	(11.3)
Reclassification adjustment for losses included in net income	8.8	(3.1)	5.7
Adjustments for assumed changes in amortization patterns	1.9	(0.7)	1.2
Net unrealized losses on derivative instruments	(6.7)	2.3	(4.4)

Foreign currency translation adjustment	27.0	(5.2)	21.8

Unrecognized postretirement benefit obligation during the period (2)	71.3	(25.0)	46.3
Amortization of prior service cost and actuarial loss included in net periodic benefit cost	4.4	(1.5)	2.9
Net unrecognized postretirement benefit obligation	75.7	(26.5)	49.2

Other comprehensive income	$386.1	$(126.8)	$259.3

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

(2)  Includes the impact of the quarterly remeasurement of plan assets and liabilities in 2011 resulting from curtailment accounting associated with our exited group medical insurance business.

Accumulated Other Comprehensive Income

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains on	currency	postretirement	other
	available-for-sale	on fixed maturities	derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income
	(in millions)

Balances at January 1, 2011	$652.1	$(198.2)	$11.3	$29.7	$(188.2)	$306.7
Other comprehensive income	175.4	17.3	(4.4)	21.8	49.2	259.3
Balances at March 31, 2011	$827.5	$(180.9)	$6.9	$51.5	$(139.0)	$566.0

Balances at January 1, 2012	$860.7	$(167.2)	$34.9	$(109.3)	$(361.1)	$258.0
Other comprehensive income	161.3	(0.9)	(3.5)	64.5	8.7	230.1
Balances at March 31, 2012	$1,022.0	$(168.1)	$31.4	$(44.8)	$(352.4)	$488.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
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

Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during 2012.

Fixed Maturities

Fixed maturities include bonds, redeemable preferred stock, asset-backed securities and certain nonredeemable preferred stock. When available, the fair value of fixed maturities is based on quoted prices of identical assets in active markets. These are reflected in Level 1 and primarily include U.S. Treasury bonds and actively traded redeemable corporate preferred securities.

When quoted prices of identical assets in active markets are not available, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, broker quotes, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2. Also included in Level 2 are corporate bonds where quoted market prices are not available, for which an internal model using substantially all observable inputs or a matrix pricing valuation approach is used. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors.

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of March 31, 2012, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

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

RMBS, CMBS, Collateralized Debt Obligations and Other Debt Obligations. Inputs include cash flows, priority of the tranche in the capital structure, expected time to maturity for the specific tranche, reinvestment period remaining and performance of the underlying collateral including prepayments, defaults, deferrals, loss severity of defaulted collateral and, for RMBS, prepayment speed assumptions. Other inputs include market indices and recently executed market transactions.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Interest Rate Contracts. We use discounted cash flow valuation techniques to determine the fair value of interest rate swaps using observable swap curves as the inputs. These are reflected in Level 2. In addition, we have a limited number of complex inflation-linked interest rate swaps and interest rate collars that are valued using broker quotes. These are reflected in Level 3. Swaptions are valued using broker quotes. These are reflected in Level 3.

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

Credit Contracts. We use either the ISDA Credit Default Swap Standard discounted cash flow model that utilizes observable default probabilities and recovery rates as inputs or broker prices to determine the fair value of credit default swaps. These are reflected in Level 3. In addition, we have a limited number of total return swaps that are valued based on the observable quoted price of underlying equity indices. These are reflected in Level 2.

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
March 31, 2012
(Unaudited)

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

	As of March 31, 2012
	Assets/
	(liabilities)
	measured at	Fair value hierarchy level
	fair value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$801.1	$66.3	$734.8	$—
Non-U.S. governments	1,035.7	—	998.9	36.8
States and political subdivisions	2,917.1	—	2,917.1	—
Corporate	34,152.3	96.4	33,853.2	202.7
Residential mortgage-backed securities	3,337.1	—	3,337.1	—
Commercial mortgage-backed securities	3,499.2	—	3,499.2	—
Collateralized debt obligations	346.9	—	267.9	79.0
Other debt obligations	3,411.9	—	3,405.8	6.1
Total fixed maturities, available-for-sale	49,501.3	162.7	49,014.0	324.6
Fixed maturities, trading	868.7	175.1	487.4	206.2
Equity securities, available-for-sale	138.4	60.6	60.3	17.5
Equity securities, trading	536.4	411.3	125.1	—
Derivative assets (1)	971.3	—	924.0	47.3
Other investments (2)	199.1	21.6	87.7	89.8
Cash equivalents (3)	692.3	7.3	685.0	—
Sub-total excluding separate account assets	52,907.5	838.6	51,383.5	685.4

Separate account assets	77,566.5	54,975.5	18,303.8	4,287.2
Total assets	$130,474.0	$55,814.1	$69,687.3	$4,972.6

Liabilities
Investments-type insurance contracts (4)	$(129.0)	$—	$—	$(129.0)
Derivative liabilities (1)	(1,408.9)	—	(1,266.6)	(142.3)
Other liabilities (4)	(228.2)	—	(187.5)	(40.7)
Total liabilities	$(1,766.1)	$—	$(1,454.1)	$(312.0)

Net assets (liabilities)	$128,707.9	$55,814.1	$68,233.2	$4,660.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

	As of December 31, 2011
	Assets/
	(liabilities)
	measured at	Fair value hierarchy level
	fair value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$805.1	$57.5	$747.6	$—
Non-U.S. governments	1,096.7	—	1,073.8	22.9
States and political subdivisions	2,882.7	—	2,882.7	—
Corporate	33,556.5	87.5	33,172.0	297.0
Residential mortgage-backed securities	3,343.0	—	3,343.0	—
Commercial mortgage-backed securities	3,413.7	—	3,413.7	—
Collateralized debt obligations	338.8	—	236.3	102.5
Other debt obligations	3,570.2	—	3,542.9	27.3
Total fixed maturities, available-for-sale	49,006.7	145.0	48,412.0	449.7
Fixed maturities, trading	971.7	199.6	551.3	220.8
Equity securities, available-for-sale	77.1	56.5	2.6	18.0
Equity securities, trading	404.8	291.6	113.2	—
Derivative assets (1)	1,171.1	—	1,110.9	60.2
Other investments (2)	213.3	17.6	98.2	97.5
Cash equivalents (3)	1,659.8	677.3	982.5	—
Sub-total excluding separate account assets	53,504.5	1,387.6	51,270.7	846.2

Separate account assets	71,364.4	49,477.1	17,689.1	4,198.2
Total assets	$124,868.9	$50,864.7	$68,959.8	$5,044.4

Liabilities
Investments-type insurance contracts (4)	$(195.8)	$—	$—	$(195.8)
Derivative liabilities (1)	(1,527.3)	—	(1,350.2)	(177.1)
Other liabilities (4)	(225.3)	—	(201.1)	(24.2)
Total liabilities	$(1,948.4)	$—	$(1,551.3)	$(397.1)

Net assets (liabilities)	$122,920.5	$50,864.7	$67,408.5	$4,647.3

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
March 31, 2012
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended March 31, 2012							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in net
	balance		Included in	issuances			balance	income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	December 31,	net income	comprehensive	settlements	into	out of	March 31,	positions still
	2011	(1)	income	(4)	Level 3	Level 3	2012	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$22.9	$(2.2)	$0.1	$1.5	$14.5	$—	$36.8	$(2.2)
Corporate	297.0	(2.6)	2.0	(16.6)	3.4	(80.5)	202.7	(2.7)
Collateralized debt obligations	102.5	(0.1)	3.1	0.5	—	(27.0)	79.0	(0.1)
Other debt obligations	27.3	(0.7)	(1.3)	(25.2)	6.0	—	6.1	(0.7)
Total fixed maturities, available-for-sale	449.7	(5.6)	3.9	(39.8)	23.9	(107.5)	324.6	(5.7)
Fixed maturities, trading	220.8	(1.7)	5.3	(18.2)	—	—	206.2	(2.4)
Equity securities, available-for-sale	18.0	—	(0.5)	—	—	—	17.5	—
Derivative assets	60.2	(14.6)	—	1.7	—	—	47.3	(13.6)
Other investments	97.5	(0.9)	—	(6.8)	—	—	89.8	(0.8)
Separate account assets (2)	4,198.2	86.9	0.1	3.4	0.3	(1.7)	4,287.2	77.7

Liabilities
Investments-type insurance contracts	(195.8)	68.8	—	(2.0)	—	—	(129.0)	68.1
Derivative liabilities	(177.1)	25.4	1.3	8.1	—	—	(142.3)	26.4
Other liabilities (3)	(24.2)	(16.5)	—	—	—	—	(40.7)	(16.5)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

	For the three months ended March 31, 2011							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in net
	balance	Included in	Included in	issuances			balance	income
	as of	net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	March 31,	positions still
	2010	(1)	income	(4)	Level 3	Level 3	2011	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$24.5	$—	$—	$—	$—	$—	$24.5	$—
Corporate	552.1	(7.9)	4.7	(11.2)	27.5	(20.0)	545.2	(7.9)
Commercial mortgage-backed securities	16.2	—	2.6	0.2	—	—	19.0	—
Collateralized debt obligations	109.3	(10.3)	14.7	(1.3)	—	(1.3)	111.1	(10.3)
Other debt obligations	88.8	—	0.5	(1.2)	0.4	—	88.5	—
Total fixed maturities, available-for-sale	790.9	(18.2)	22.5	(13.5)	27.9	(21.3)	788.3	(18.2)
Fixed maturities, trading	269.1	(4.1)	—	4.6	—	—	269.6	(3.1)
Equity securities, available-for-sale	43.2	—	5.0	—	—	—	48.2	—
Derivative assets	33.3	6.3	(0.1)	(0.1)	—	—	39.4	6.2
Other investments	128.3	(2.1)	—	(4.0)	—	—	122.2	(2.1)
Separate account assets (2)	3,771.5	73.7	(0.3)	(17.3)	3.1	(31.2)	3,799.5	71.8

Liabilities
Investment-type insurance contracts	(6.6)	(4.5)	—	6.9	—	—	(4.2)	(4.3)
Derivative liabilities	(181.5)	1.4	2.0	(6.9)	—	—	(185.0)	2.5
Other liabilities (3)	(156.8)	4.4	0.2	(6.7)	—	—	(158.9)	4.4

(1)  Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses) within the consolidated statements of operations. Realized and unrealized gains (losses) on certain fixed maturities, trading and certain derivatives used in relation to certain trading portfolios are reported in net investment income within the consolidated statements of operation.

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

(4)  Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

	For the three months ended March 31, 2012
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$71.1	$(69.3)	$—	$(0.3)	$1.5
Corporate	12.3	(26.6)	—	(2.3)	(16.6)
Collateralized debt obligations	—	—	—	0.5	0.5
Other debt obligations	—	—	—	(25.2)	(25.2)
Total fixed maturities, available-for-sale	83.4	(95.9)	—	(27.3)	(39.8)
Fixed maturities, trading	—	(0.9)	—	(17.3)	(18.2)
Derivative assets	2.5	(0.8)	—	—	1.7
Other investments	—	—	—	(6.8)	(6.8)
Separate account assets	174.0	(130.7)	(134.9)	95.0	3.4

Liabilities
Investment-type insurance contracts	—	—	(3.3)	1.3	(2.0)
Derivative liabilities	(0.7)	8.8	—	—	8.1

	For the three months ended March 31, 2011
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$7.6	$(16.5)	$—	$(2.3)	$(11.2)
Commercial mortgage-backed securities	—	—	—	0.2	0.2
Collateralized debt obligations	0.3	(0.4)	—	(1.2)	(1.3)
Other debt obligations	—	—	—	(1.2)	(1.2)
Total fixed maturities, available-for-sale	7.9	(16.9)	—	(4.5)	(13.5)
Fixed maturities, trading	10.0	(5.3)	—	(0.1)	4.6
Derivative assets	—	(0.1)	—	—	(0.1)
Other investments	—	—	—	(4.0)	(4.0)
Separate account assets	35.2	(44.7)	—	(7.8)	(17.3)

Liabilities
Investment-type insurance contracts	—	—	6.3	0.6	6.9
Derivative liabilities	(9.4)	2.5	—	—	(6.9)
Other liabilities	(2.1)	—	—	(4.6)	(6.7)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels are summarized below.

	For the three months ended March 31, 2012
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions )
Assets
Fixed maturities, available-for- sale:
Non-U.S. governments	$—	$—	$—	$14.5	$—	$—
Corporate	—	—	—	3.4	—	80.5
Collateralized debt obligations	—	—	—	—	—	27.0
Other debt obligations	—	—	—	6.0	—	—
Total fixed maturities, available-for-sale	—	—	—	23.9	—	107.5
Separate account assets	—	0.3	—	—	—	1.7

Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

We did not have significant transfers between Level 1 and Level 2 during the three months ended March 31, 2012 and March 31, 2011.

Assets transferred into Level 3 during the three months ended March 31, 2012 and 2011, primarily included assets that were previously priced using a matrix pricing valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three months ended March 31, 2012 and 2011, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally, which primarily consists of those valued using broker quotes. Refer to “Assets and liabilities measured at fair value on a recurring basis” for a complete valuation hierarchy summary.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

As of March 31, 2012
Assets /
	(liabilities)			Input/range of
	measured at	Valuation	Unobservable	inputs [weighted
	fair value	technique(s)	input description	average]
(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$13.9	Discounted cash flow	Discount rate (1)	2.3% [2.3%]
			Illiquidity premium	25 basis points (“bps”) [25bps]
Corporate	69.5	Discounted cash flow	Discount rate (1)	0.3%-41.0% [13.0%]
			Illiquidity premium	0bps-200bps [83bps]
			Comparability adjustment	0bps-130bps [12bps]
			Earnings before interest, taxes, depreciation and amortization multiple	4.5x [4.5x]
		Recovery value	Discount rate (1)	6.2% [6.2%]
			Illiquidity premium	600bps [600bps]
			Probability of default	50.0% [50.0%]
			Potential loss severity	47.0% [47.0%]
Collateralized debt obligations	41.2	Discounted cash flow	Discount rate (1)	2.1%-11.5% [8.0%]
			Illiquidity premium	400bps-1,000bps [815bps]
Other debt obligations	6.1	Discounted cash flow	Discount rate (1)	20.0% [20.0%]
Fixed maturities, trading	31.2	Discounted cash flow	Discount rate (1)	2.3%-61.0% [8.0%]
			Illiquidity premium	0bps-1,400bps [440bps]
	132.4	See note (2)
Other investments	89.8	Discounted cash flow	Discount rate (1)	4.3% [4.3%]
			Illiquidity premium	345bps [345bps]

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

As of March 31, 2012
Assets /
	(liabilities)			Input/range of
	measured at	Valuation	Unobservable	inputs [weighted
	fair value	technique(s)	input description	average]
(in millions)
Separate account assets	4,123.8	Discounted cash flow - mortgage loans	Discount rate (1)	0.9%-9.3% [4.1%]
			Illiquidity premium	0bps-50bps
			Credit spread rate	60bps-885bps [332bps]
		Discounted cash flow - real estate	Discount rate (1)	6.5%-10.5% [8.2%]
			Terminal capitalization rate	5.5%-9.5% [7.3%]
			Average market rent growth rate	2.2%-6.1% [3.4%]

Liabilities
Investment-type insurance contracts	(129.0)	Discounted cash flow	Long duration interest rate	2.9%-3.0% (3)
			Long-term equity market volatility	16.1%-43.4%
			Non-performance risk	0.7%-2.3%
			Utilization rate	See note (4)
			Lapse rate	0.5%-16.0%
			Mortality rate	See note (5)
Derivative liabilities	(86.5)	See note (2)
Other liabilities	(40.7)	See note (2)

(1)          Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any credit spread, illiquidity or other adjustments, where applicable.

(2)          Relates to a consolidated collateralized private investment vehicle that is a VIE. Fixed maturity, trading represents the underlying collateral of the investment structure and consists of high-grade fixed maturity investments, which are over-collateralized based on outstanding notes priced at par. The derivative liability represents credit default swaps that are valued using a correlation model to the credit default swap (“CDS”) Index (“CDX”) and inputs to the valuation are based on observable market data such as the end of period swap curve, CDS constituents of the index and spread levels of the index, as well as CDX tranche spreads. The other liabilities represent obligations to third party note holders due at maturity or termination of the trust. The value of the obligations reflect the third parties’ interest in the investment structure.

(3)          Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. Derived from interpolation between observable 20 and 30-year swap rates.

(4)          This input factor is the number of contractholders taking withdrawals as well as the amount and timing of the withdrawals and a range does not provide a meaningful presentation.

(5)          This input is based on an appropriate industry mortality table and a range does not provide a meaningful presentation.

Market comparable discount rates are used as the base rate in the discounted cash flows used to determine the fair value of certain assets. Increases or decreases in the credit spreads on the comparable assets, could cause the fair value of asset to significantly decrease or increase, respectively. Additionally, we may adjust the base discount rate or the modeled price by applying an illiquidity

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

premium given the highly structured nature of certain assets. Increases or decreases in this illiquidity premium could cause significant decreases or increases, respectively, in the fair value of the asset.

Embedded derivatives can be either assets or liabilities within the investment-type insurance contracts line item, depending on certain inputs at the reporting date.  Increases to an asset or decreases to a liability are described as increases to fair value.  Increases or decreases in market volatilities could cause significant decreases or increases, respectively, in the fair value of embedded derivatives in investment-type insurance contracts. Long duration interest rates are used as the mean return when projecting the growth in the value of associated account value and impact the discount rate used in the discounted future cash flows valuation. The amount of claims will increase if account value is not sufficient to cover guaranteed withdrawals.  Increases or decreases in risk free rates could cause the fair value of the embedded derivative to significantly increase or decrease, respectively. Increases or decreases in our own credit risks, which impact the rates used to discount future cash flows, could significantly increase or decrease, respectively, the fair value of the embedded derivative. All of these changes in fair value would impact net income.

Decreases or increases in the mortality rate assumption could cause the fair value of the embedded derivative to decrease or increase, respectively. Decreases or increases in the overall lapse rate assumption could cause the fair value of the embedded derivative to decrease or increase, respectively. The lapse rate assumption varies dynamically based on the relationship of the guarantee and associated account value. A stronger or weaker dynamic lapse rate assumption could cause the fair value of the embedded derivative to decrease or increase, respectively. The utilization rate assumption includes how many contractholders will take withdrawals, when they will take them and how much of their benefit they will take.  Increases or decreases in the assumption of the number of contractholders taking withdrawals could cause the fair value of the embedded derivative to decrease or increase, respectively. Assuming contractholders take withdrawals earlier or later could cause the fair value of the embedded derivative to decrease or increase, respectively. Assuming contractholders take more or less of their benefit could cause the fair value of the embedded derivative to decrease or increase, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2012, certain mortgage loans had been marked to fair value of $126.5 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $7.9 million for the three months ended March 31, 2012, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs. The fair value of the underlying collateral is determined based on a discounted cash flow valuation either from an external broker opinion of value or an internal model. Significant inputs used in the discounted cash flow calculation include: a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the mortgage loans marked to fair value during the three months ended March 31, 2012, were:

Discount rate = 8.0% - 13.0%

Terminal capitalization rate = 6.3% - 10.3%

Average market rent growth = 8.0% - 13.0%

During the three months ended March 31, 2012, certain mortgage servicing rights had been marked to fair value of $4.4 million. The net impact of impairments and subsequent improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net gain of $0.1 million for the three months ended March 31, 2012, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans. The discount rate used in calculating the present value of the future servicing cash flows was 3.3% for the three months ended March 31, 2012.

During the three months ended March 31, 2011, certain mortgage loans had been marked to fair value of $49.7 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net gain of $0.8 million for the three months ended March 31, 2011, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

During the three months ended March 31, 2011, certain mortgage servicing rights had been written down to fair value of $1.1 million. The net impact of impairments and improvements in estimated fair value of previously impaired mortgage servicing rights

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

resulted in a net gain of $0.1 million for the three months ended March 31, 2011, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

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

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $89.8 million and $89.3 million as of March 31, 2012, and $97.5 million and $96.1 million as of December 31, 2011, respectively. The change in fair value of the loans resulted in a $0.8 million and $2.1 million pre-tax loss for the three months ended March 31, 2012 and 2011, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $1.8 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $97.8 million and $221.7 million as of March 31, 2012, and $88.4 million and $169.8 million as of December 31, 2011, respectively. For the three months ended March 31, 2012 and 2011, the change in fair value of the obligations resulted in a pre-tax gain (loss) of ($15.9) million and $6.3 million, which includes a pre-tax gain (loss) of ($16.5) million and $4.4 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $1.4 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	March 31, 2012
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,308.9	$11,757.7	$—	$—	$11,757.7
Policy loans	873.9	1,032.7	—	—	1,032.7
Other investments	242.7	243.7	—	165.0	78.7
Cash and cash equivalents	959.6	959.6	959.6	—	—
Investments-type insurance contracts	(31,583.4)	(31,611.6)	—	(6,662.5)	(24,949.1)
Short-term debt	(101.2)	(101.2)	—	(101.2)	—
Long-term debt	(1,570.8)	(1,773.0)	—	(1,752.6)	(20.4)
Separate account liabilities	(69,517.8)	(68,372.3)	—	—	(68,372.3)
Bank deposits	(2,129.4)	(2,137.4)	(1,318.6)	(818.8)	—
Cash collateral payable	(144.1)	(144.1)	(144.1)	—	—

	December 31, 2011
	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Mortgage loans	$10,727.2	$11,223.4
Policy loans	885.1	1,114.2
Other investments	165.6	165.6
Cash and cash equivalents	1,174.1	1,174.1
Investments-type insurance contracts	(32,408.5)	(32,234.0)
Short-term debt	(105.2)	(105.2)
Long-term debt	(1,564.8)	(1,750.7)
Separate account liabilities	(64,016.2)	(62,906.9)
Bank deposits	(2,142.8)	(2,150.2)
Cash collateral payable	(234.0)	(234.0)

Mortgage Loans

Fair values of commercial and residential mortgage loans are primarily determined by discounting the expected cash flows at current treasury rates plus an applicable risk spread, which reflects credit quality and maturity of the loans. The risk spread is based on market clearing levels for loans with comparable credit quality, maturities and risk. The fair value of mortgage loans may also be based on the fair value of the underlying real estate collateral less cost to sell, which is estimated using appraised values. These are reflected in Level 3.

Policy Loans

Fair values of policy loans are estimated by discounting expected cash flows using a risk-free rate based on the U.S. Treasury curve. The expected cash flows reflect an estimate of timing of the repayment of the loans. These are reflected in Level 3.

Other Investments

The fair value of commercial loans and certain consumer loans included in other investments is calculated by discounting scheduled cash flows through the estimated maturity date using market interest rates that reflect the credit and interest rate risk inherent in the loans. The estimate of term to maturity is based on historical experience, adjusted as required, for current economic and lending conditions. The effect of nonperforming loans is considered in assessing the credit risk inherent in the fair value estimate. These are reflected in Level 3. The carrying value of the remaining investments reported in this line item approximate their fair value and are of a short-term nature. These are reflected in Level 2.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents that are not reported at fair value on a recurring basis approximate their fair value, which are reflected in Level 1 given the nature of cash.

Investment-Type Insurance Contracts

The fair values of our reserves and liabilities for investment-type insurance contracts are determined via a third party pricing vendor or using discounted cash flow analyses when we are unable to find a price from third party pricing vendors. Third party pricing on various outstanding medium-term notes and funding agreements is based on observable inputs such as benchmark yields and spreads based on reported trades for our medium-term notes and funding agreement issuances. These are reflected in Level 2. The discounted cash flow analyses for the remaining contracts is based on current interest rates, including non-performance risk, being offered for similar contracts with maturities consistent with those remaining for the investment-type contracts being valued. These are reflected in Level 3. Investment-type insurance contracts include insurance, annuity and other policy contracts that do not involve significant mortality or morbidity risk and are only a portion of the policyholder liabilities appearing in the consolidated statements of financial position. Insurance contracts include insurance, annuity and other policy contracts that do involve significant mortality or morbidity risk. The fair values for our insurance contracts, other than investment-type contracts, are not required to be disclosed.

Short-Term Debt

The carrying amount of short-term debt approximates its fair value because of the relatively short time between origination of the debt instrument and its maturity, which is reflected in Level 2.

Long-Term Debt

Long-term debt primarily includes senior note issuances for which the fair values are determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data. These are reflected in Level 2. Additionally, our long-term debt includes non-recourse mortgages and notes payable that are primarily financings for real estate developments for which the fair values are estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. These are reflected in Level 3.

Separate Account Liabilities

Fair values of separate account liabilities, excluding insurance-related elements, are estimated based on market assumptions around what a potential acquirer would pay for the associated block of business, including both the separate account assets and liabilities. As the applicable separate account assets are already reflected at fair value, any adjustment to the fair value of the block is an assumed adjustment to the separate account liabilities. To compute fair value, the separate account liabilities are originally set to equal separate account assets because these are pass-through contracts. The separate account liabilities are reduced by the amount of future fees expected to be collected that are intended to offset upfront acquisition costs already incurred that a potential acquirer would not have to pay. The estimated future fees are adjusted by an adverse deviation discount and the amount is then discounted at a risk-free rate as measured by the yield on U.S. Treasury securities at maturities aligned with the estimated timing of fee collection. These are reflected in Level 3.

Bank Deposits

The fair value of deposits of our Principal Bank subsidiary with no stated maturity, such as demand deposits, savings, and interest-bearing demand accounts, is equal to the amount payable on demand (i.e., their carrying amounts). These are reflected in Level 1. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount is estimated using the rates currently offered for deposits of similar remaining maturities. These are reflected in Level 2.

Cash Collateral Payable

The carrying amount of the payable associated with our obligation to return the cash collateral received under derivative credit support annex (collateral) agreements approximates its fair value, which is reflected in Level 1.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2012	December 31, 2011
	(in millions)

Assets:
Retirement and Investor Services	$113,266.7	$108,998.0
Principal Global Investors	1,795.8	1,833.3
Principal International	17,248.2	15,612.1
U.S. Insurance Solutions	17,669.9	17,389.1
Corporate	3,757.6	3,529.2
Total consolidated assets	$153,738.2	$147,361.7

	For the three months ended March 31,
	2012	2011
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$1,055.1	$1,017.9
Principal Global Investors	138.1	125.3
Principal International	262.5	206.1
U.S. Insurance Solutions	697.0	732.0
Corporate	(45.3)	(33.8)
Total segment operating revenues	2,107.4	2,047.5
Net realized capital losses, net of related revenue adjustments	(30.4)	(80.5)
Exited group medical insurance business	18.9	254.9
Total revenues per consolidated statements of operations	$2,095.9	$2,221.9
Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$143.6	$154.1
Principal Global Investors	16.2	16.6
Principal International	41.8	27.8
U.S. Insurance Solutions	50.2	53.4
Corporate	(38.8)	(32.1)
Total segment operating earnings, net of related income taxes	213.0	219.8
Net realized capital losses, as adjusted (1)	(10.0)	(54.9)
Other after-tax adjustments (2)	(1.5)	17.1
Net income available to common stockholders per consolidated statements of operations	$201.5	$182.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

(1)   Net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended March 31,
	2012	2011
	(in millions)
Net realized capital losses:
Net realized capital losses	$(6.7)	$(58.0)
Certain derivative and hedging-related adjustments	(23.3)	(22.3)
Recognition of front-end fee revenue	(0.4)	(0.2)
Net realized capital losses, net of related revenue adjustments	(30.4)	(80.5)
Amortization of deferred policy acquisition and sales inducement costs	32.9	20.6
Capital gains distributed	(7.5)	(8.7)
Certain market value adjustments of embedded derivatives	(1.9)	3.8
Net realized capital (gains) losses associated with exited group medical insurance business	0.1	(0.1)
Noncontrolling interest capital gains	(8.1)	(17.5)
Income tax effect	4.9	27.5
Net realized capital losses, as adjusted	$(10.0)	$(54.9)

(2)          For the three months ended March 31, 2012, other after-tax adjustments included the negative effect of losses associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP.

For the three months ended March 31, 2011, other after-tax adjustments included the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

The following table summarizes operating revenues for our products and services:

	For the three months ended March 31,
	2012	2011
	(in millions)
Retirement and Investor Services:
Full-service accumulation	$332.7	$343.4
Principal Funds	147.1	141.6
Individual annuities	272.3	274.2
Bank and trust services	24.5	23.8
Eliminations	(29.2)	(28.9)
Total Accumulation	747.4	754.1
Investment only	115.3	135.6
Full-service payout	192.4	128.2
Total Guaranteed	307.7	263.8
Total Retirement and Investor Services	1,055.1	1,017.9
Principal Global Investors (1)	138.1	125.3
Principal International	262.5	206.1
U.S. Insurance Solutions:
Individual life insurance	313.5	358.3
Specialty benefits insurance	383.5	373.7
Total U.S. Insurance Solutions	697.0	732.0
Corporate	(45.3)	(33.8)
Total operating revenues	$2,107.4	$2,047.5
Total operating revenues	$2,107.4	$2,047.5
Net realized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(30.4)	(80.5)
Exited group medical insurance business	18.9	254.9
Total revenues per consolidated statements of operations	$2,095.9	$2,221.9

(1)          Reflects inter-segment revenues of $52.6 million and $51.7 million for the three months ended March 31, 2012 and 2011, respectively. These revenues are eliminated within the Corporate segment.

11.  Stock-Based Compensation Plans

As of March 31, 2012, we have the Amended and Restated 2010 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the Amended and Restated 2010 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

As of March 31, 2012, the maximum number of new shares of common stock that were available for grant under the Amended and Restated 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 8.3 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

	For the three months ended March 31,
	2012	2011
	(in millions)
Compensation cost	$15.2	$11.8
Related income tax benefit	4.6	4.0
Capitalized as part of an asset	0.7	0.6

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the Amended and Restated 2010 Stock Incentive Plan. Total options granted were 0.8 million for the three months ended March 31, 2012. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 2.6 percent, a weighted-average expected volatility of 70.0 percent, a weighted-average risk-free interest rate of 1.1 percent and a weighted-average expected term of 6 years. The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2012, was $13.95 per share.

As of March 31, 2012, there were $10.1 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 1.8 years.

Performance Share Awards

Performance share awards were granted to certain employees under the Amended and Restated 2010 Stock Incentive Plan. Total performance share awards granted were 0.4 million for the three months ended March 31, 2012. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objective to be determined at the end of the performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $27.46 per common share.

As of March 31, 2012, there were $12.6 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 1.7 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the Amended and Restated 2010 Stock Incentive Plan. Total restricted stock units granted were 1.1 million for the three months ended March 31, 2012. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $27.47 per common share.

As of March 31, 2012, there were $53.2 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 2.2 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

12. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended March 31,
	2012	2011
	(in millions, except per share data)
Net income	$218.9	$208.8
Subtract:
Net income attributable to noncontrolling interest	9.2	18.6
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$201.5	$182.0
Weighted-average shares outstanding:
Basic	301.8	321.3
Dilutive effects:
Stock options	1.0	1.4
Restricted stock units	1.6	1.7
Performance share awards	0.3	0.3
Diluted	304.7	324.7
Net income per common share:
Basic	$0.67	$0.57
Diluted	$0.66	$0.56

The calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2012

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,471.8	$6,389.7	$(360.2)	$49,501.3
Fixed maturities, trading	202.5	335.7	330.5	—	868.7
Equity securities, available-for-sale	—	135.3	3.1	—	138.4
Equity securities, trading	—	0.3	536.1	—	536.4
Mortgage loans	—	9,762.1	1,921.9	(375.1)	11,308.9
Real estate	—	9.1	1,103.8	(1.0)	1,111.9
Policy loans	—	845.8	28.1	—	873.9
Investment in unconsolidated entities	10,119.1	3,102.6	4,735.7	(17,094.5)	862.9
Other investments	5.8	2,252.5	998.4	(1,167.1)	2,089.6
Cash and cash equivalents	378.3	346.6	941.7	(14.7)	1,651.9
Accrued investment income	0.3	557.5	68.7	(4.0)	622.5
Premiums due and other receivables	—	886.8	935.3	(703.3)	1,118.8
Deferred policy acquisition costs	—	2,409.9	255.7	—	2,665.6
Property and equipment	—	410.5	66.2	—	476.7
Goodwill	—	54.3	436.4	—	490.7
Other intangibles	—	28.9	865.0	—	893.9
Separate account assets	—	66,708.9	10,857.6	—	77,566.5
Other assets	14.0	464.8	1,001.7	(520.9)	959.6
Total assets	$10,720.0	$131,783.4	$31,475.6	$(20,240.8)	$153,738.2
Liabilities
Contractholder funds	$—	$36,528.2	$664.7	$(270.4)	$36,922.5
Future policy benefits and claims	—	16,437.2	4,281.1	(114.3)	20,604.0
Other policyholder funds	—	607.6	31.7	(0.2)	639.1
Short-term debt	—	—	101.2	—	101.2
Long-term debt	1,351.7	99.4	502.4	(382.7)	1,570.8
Income taxes currently payable	(21.7)	(400.1)	(14.4)	439.1	2.9
Deferred income taxes	(17.6)	190.8	337.1	(17.5)	492.8
Separate account liabilities	—	66,708.9	10,857.6	—	77,566.5
Other liabilities	42.7	4,240.0	4,203.6	(2,399.8)	6,086.5
Total liabilities	1,355.1	124,412.0	20,965.0	(2,745.8)	143,986.3
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,669.6	5,721.7	7,881.0	(13,602.7)	9,669.6
Retained earnings	4,548.5	1,178.1	1,711.6	(2,889.7)	4,548.5
Accumulated other comprehensive income	488.1	469.1	526.5	(995.6)	488.1
Treasury stock, at cost	(5,345.9)	—	—	—	(5,345.9)
Total stockholders’ equity attributable to PFG	9,364.9	7,371.4	10,119.1	(17,490.5)	9,364.9
Noncontrolling interest	—	—	391.5	(4.5)	387.0
Total stockholders’ equity	9,364.9	7,371.4	10,510.6	(17,495.0)	9,751.9
Total liabilities and stockholders’ equity	$10,720.0	$131,783.4	$31,475.6	$(20,240.8)	$153,738.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2011

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,285.3	$6,082.4	$(361.0)	$49,006.7
Fixed maturities, trading	268.7	374.8	328.2	—	971.7
Equity securities, available-for-sale	—	73.4	3.7	—	77.1
Equity securities, trading	—	0.3	404.5	—	404.8
Mortgage loans	—	9,271.5	1,831.8	(376.1)	10,727.2
Real estate	—	9.2	1,084.9	(1.2)	1,092.9
Policy loans	—	859.3	25.8	—	885.1
Investment in unconsolidated entities	9,828.0	3,115.7	4,718.4	(16,834.8)	827.3
Other investments	7.0	2,559.0	925.3	(1,332.8)	2,158.5
Cash and cash equivalents	226.7	1,344.5	1,277.6	(14.9)	2,833.9
Accrued investment income	1.8	551.1	66.6	(4.3)	615.2
Premiums due and other receivables	—	969.1	827.7	(600.3)	1,196.5
Deferred policy acquisition costs	—	2,197.4	230.6	—	2,428.0
Property and equipment	—	395.9	61.3	—	457.2
Goodwill	—	54.3	428.0	—	482.3
Other intangibles	—	29.2	861.4	—	890.6
Separate account assets	—	61,615.1	9,749.3	—	71,364.4
Other assets	14.8	668.9	994.7	(736.1)	942.3
Total assets	$10,347.0	$127,374.0	$29,902.2	$(20,261.5)	$147,361.7
Liabilities
Contractholder funds	$—	$37,356.8	$586.7	$(267.1)	$37,676.4
Future policy benefits and claims	—	16,373.3	3,937.9	(100.8)	20,210.4
Other policyholder funds	—	519.7	29.0	(0.1)	548.6
Short-term debt	—	—	105.2	—	105.2
Long-term debt	1,351.7	99.4	504.8	(391.1)	1,564.8
Income taxes currently payable	(18.6)	(218.4)	34.3	205.8	3.1
Deferred income taxes	(22.5)	90.6	155.2	(14.6)	208.7
Separate account liabilities	—	61,615.1	9,749.3	—	71,364.4
Other liabilities	18.5	4,293.3	4,591.5	(2,617.1)	6,286.2
Total liabilities	1,329.1	120,129.8	19,693.9	(3,185.0)	137,967.8
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,634.7	5,718.1	7,870.2	(13,588.3)	9,634.7
Retained earnings	4,402.3	1,195.0	1,660.3	(2,855.3)	4,402.3
Accumulated other comprehensive income	258.0	328.6	297.5	(626.1)	258.0
Treasury stock, at cost	(5,281.7)	—	—	—	(5,281.7)
Total stockholders’ equity attributable to PFG	9,017.9	7,244.2	9,828.0	(17,072.2)	9,017.9
Noncontrolling interest	—	—	380.3	(4.3)	376.0
Total stockholders’ equity	9,017.9	7,244.2	10,208.3	(17,076.5)	9,393.9
Total liabilities and stockholders’ equity	$10,347.0	$127,374.0	$29,902.2	$(20,261.5)	$147,361.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2012

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$583.4	$96.4	$—	$679.8
Fees and other revenues	0.1	343.8	329.7	(75.6)	598.0
Net investment income	1.0	626.8	195.4	1.6	824.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(350.5)	389.3	(16.7)	22.1
Total other-than-temporary impairment losses on available-for-sale securities	—	(33.0)	(0.7)	—	(33.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	4.5	0.4	—	4.9
Net impairment losses on available-for-sale securities	—	(28.5)	(0.3)	—	(28.8)
Net realized capital gains (losses)	—	(379.0)	389.0	(16.7)	(6.7)
Total revenues	1.1	1,175.0	1,010.5	(90.7)	2,095.9
Expenses
Benefits, claims and settlement expenses	—	1,034.5	181.2	(3.2)	1,212.5
Dividends to policyholders	—	50.3	—	—	50.3
Operating expenses	30.0	282.0	309.9	(65.9)	556.0
Total expenses	30.0	1,366.8	491.1	(69.1)	1,818.8

Income (loss) before income taxes	(28.9)	(191.8)	519.4	(21.6)	277.1
Income taxes (benefits)	(11.2)	(84.9)	154.5	(0.2)	58.2
Equity in the net income (loss) of subsidiaries	227.4	275.1	(128.3)	(374.2)	—
Net income	209.7	168.2	236.6	(395.6)	218.9
Net income attributable to noncontrolling interest	—	—	9.2	—	9.2
Net income attributable to PFG	209.7	168.2	227.4	(395.6)	209.7
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$201.5	$168.2	$227.4	$(395.6)	$201.5

Net income	$209.7	$168.2	$236.6	$(395.6)	$218.9
Other comprehensive income	186.3	141.5	96.9	(193.8)	230.9
Comprehensive income	$396.0	$309.7	$333.5	$(589.4)	$449.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2011

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$719.0	$78.1	$—	$797.1
Fees and other revenues	—	397.8	300.1	(74.9)	623.0
Net investment income	10.8	643.8	183.5	21.7	859.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(25.9)	21.9	(1.6)	(5.6)
Total other-than-temporary impairment losses on available-for-sale securities	—	(11.8)	(2.2)	—	(14.0)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	(39.2)	0.8	—	(38.4)
Net impairment losses on available-for-sale securities	—	(51.0)	(1.4)	—	(52.4)
Net realized capital gains (losses)	—	(76.9)	20.5	(1.6)	(58.0)
Total revenues	10.8	1,683.7	582.2	(54.8)	2,221.9
Expenses
Benefits, claims and settlement expenses	—	1,052.6	139.7	(3.4)	1,188.9
Dividends to policyholders	—	53.6	—	—	53.6
Operating expenses	29.2	467.3	286.5	(65.1)	717.9
Total expenses	29.2	1,573.5	426.2	(68.5)	1,960.4

Income (loss) before income taxes	(18.4)	110.2	156.0	13.7	261.5
Income taxes (benefits)	(7.0)	24.6	35.1	—	52.7
Equity in the net income of subsidiaries	201.6	78.1	99.3	(379.0)	—
Net income	190.2	163.7	220.2	(365.3)	208.8
Net income attributable to noncontrolling interest	—	—	18.6	—	18.6
Net income attributable to PFG	190.2	163.7	201.6	(365.3)	190.2
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$182.0	$163.7	$201.6	$(365.3)	$182.0

Net income	$190.2	$163.7	$220.2	$(365.3)	$208.8
Other comprehensive income	279.0	229.8	48.8	(298.3)	259.3
Comprehensive income	$469.2	$393.5	$269.0	$(663.6)	$468.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2012

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$79.9	$930.6	$(217.8)	$109.0	$901.7
Investing activities
Available-for-sale securities:
Purchases	—	(1,749.5)	(329.5)	18.5	(2,060.5)
Sales	—	412.3	23.6	(7.4)	428.5
Maturities	—	1,352.1	260.0	—	1,612.1
Mortgage loans acquired or originated	—	(887.1)	(32.5)	—	(919.6)
Mortgage loans sold or repaid	—	389.7	81.5	(109.8)	361.4
Real estate acquired	—	—	(21.3)	—	(21.3)
Net purchases of property and equipment	—	(11.8)	(5.5)	—	(17.3)
Dividends and returns of capital received from unconsolidated entities	189.3	140.0	189.2	(518.5)	—
Net change in other investments	—	(29.6)	(25.9)	(18.3)	(73.8)
Net cash provided by (used in) investing activities	189.3	(383.9)	139.6	(635.5)	(690.5)
Financing activities
Issuance of common stock	9.1	—	—	—	9.1
Acquisition of treasury stock	(64.2)	—	—	—	(64.2)
Proceeds from financing element derivatives	—	20.4	—	—	20.4
Payments for financing element derivatives	—	(16.2)	—	—	(16.2)
Excess tax benefits from share-based payment arrangements	—	4.8	5.1	—	9.9
Dividends to common stockholders	(54.3)	—	—	—	(54.3)
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	1.0	—	1.0
Principal repayments of long-term debt	—	—	(9.0)	8.2	(0.8)
Net repayments of short-term borrowings	—	—	(7.5)	—	(7.5)
Dividends and capital paid to parent	—	(189.2)	(329.3)	518.5	—
Investment contract deposits	—	1,522.7	95.9	—	1,618.6
Investment contract withdrawals	—	(2,885.4)	(0.5)	—	(2,885.9)
Net decrease in banking operation deposits	—	—	(13.4)	—	(13.4)
Other	—	(1.7)	—	—	(1.7)
Net cash used in financing activities	(117.6)	(1,544.6)	(257.7)	526.7	(1,393.2)
Net increase (decrease) in cash and cash equivalents	151.6	(997.9)	(335.9)	0.2	(1,182.0)
Cash and cash equivalents at beginning of period	226.7	1,344.5	1,277.6	(14.9)	2,833.9
Cash and cash equivalents at end of period	$378.3	$346.6	$941.7	$(14.7)	$1,651.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2011

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$99.9	$1,034.6	$206.0	$(145.0)	$1,195.5
Investing activities
Available-for-sale securities:
Purchases	(4.4)	(1,426.9)	(230.3)	(4.8)	(1,666.4)
Sales	200.0	278.3	58.1	—	536.4
Maturities	4.4	1,510.9	210.3	—	1,725.6
Mortgage loans acquired or originated	—	(100.5)	(41.2)	17.8	(123.9)
Mortgage loans sold or repaid	—	301.4	67.5	(45.2)	323.7
Real estate acquired	—	—	(7.0)	—	(7.0)
Net purchases of property and equipment	—	(3.7)	(0.4)	—	(4.1)
Dividends and returns of capital received from unconsolidated entities	206.0	138.9	206.0	(550.9)	—
Net change in other investments	—	(3.6)	(64.2)	(0.6)	(68.4)
Net cash provided by investing activities	406.0	694.8	198.8	(583.7)	715.9
Financing activities
Issuance of common stock	9.1	—	—	—	9.1
Acquisition of treasury stock	(5.9)	—	—	—	(5.9)
Proceeds from financing element derivatives	—	19.4	—	—	19.4
Payments for financing element derivatives	—	(12.1)	—	—	(12.1)
Excess tax benefits from share-based payment arrangements	—	0.6	1.0	—	1.6
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	0.6	—	0.6
Principal repayments of long-term debt	—	—	(30.9)	29.2	(1.7)
Net proceeds from short-term borrowings	—	—	0.2	—	0.2
Dividends and capital paid to parent	—	(206.0)	(344.9)	550.9	—
Investment contract deposits	—	798.6	94.7	—	893.3
Investment contract withdrawals	—	(2,674.2)	—	—	(2,674.2)
Net decrease in banking operation deposits	—	—	(25.8)	—	(25.8)
Other	—	(0.9)	—	—	(0.9)
Net cash used in financing activities	(5.0)	(2,074.6)	(305.1)	580.1	(1,804.6)
Net increase (decrease) in cash and cash equivalents	500.9	(345.2)	99.7	(148.6)	106.8
Cash and cash equivalents at beginning of period	370.9	699.8	719.9	86.8	1,877.4
Cash and cash equivalents at end of period	$871.8	$354.6	$819.6	$(61.8)	$1,984.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2012

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,501.3	$—	$49,501.3
Fixed maturities, trading	202.5	—	666.2	—	868.7
Equity securities, available-for-sale	—	—	138.4	—	138.4
Equity securities, trading	—	—	536.4	—	536.4
Mortgage loans	—	—	11,308.9	—	11,308.9
Real estate	—	—	1,111.9	—	1,111.9
Policy loans	—	—	873.9	—	873.9
Investment in unconsolidated entities	10,119.1	10,078.2	862.8	(20,197.2)	862.9
Other investments	5.8	3.0	2,080.8	—	2,089.6
Cash and cash equivalents	378.3	621.9	1,587.0	(935.3)	1,651.9
Accrued investment income	0.3	—	622.2	—	622.5
Premiums due and other receivables	—	—	1,118.8	—	1,118.8
Deferred policy acquisition costs	—	—	2,665.6	—	2,665.6
Property and equipment	—	—	476.7	—	476.7
Goodwill	—	—	490.7	—	490.7
Other intangibles	—	—	893.9	—	893.9
Separate account assets	—	—	77,566.5	—	77,566.5
Other assets	14.0	11.5	933.2	0.9	959.6
Total assets	$10,720.0	$10,714.6	$153,435.2	$(21,131.6)	$153,738.2
Liabilities
Contractholder funds	$—	$—	$36,922.5	$—	$36,922.5
Future policy benefits and claims	—	—	20,604.0	—	20,604.0
Other policyholder funds	—	—	639.1	—	639.1
Short-term debt	—	50.0	421.3	(370.1)	101.2
Long-term debt	1,351.7	—	219.1	—	1,570.8
Income taxes currently payable	(21.7)	0.3	1.5	22.8	2.9
Deferred income taxes	(17.6)	(22.6)	552.5	(19.5)	492.8
Separate account liabilities	—	—	77,566.5	—	77,566.5
Other liabilities	42.7	567.8	6,043.5	(567.5)	6,086.5
Total liabilities	1,355.1	595.5	142,970.0	(934.3)	143,986.3
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,669.6	7,881.0	7,596.1	(15,477.1)	9,669.6
Retained earnings	4,548.5	1,711.6	1,940.3	(3,651.9)	4,548.5
Accumulated other comprehensive income	488.1	526.5	526.0	(1,052.5)	488.1
Treasury stock, at cost	(5,345.9)	—	(2.0)	2.0	(5,345.9)
Total stockholders’ equity attributable to PFG	9,364.9	10,119.1	10,078.2	(20,197.3)	9,364.9
Noncontrolling interest	—	—	387.0	—	387.0
Total stockholders’ equity	9,364.9	10,119.1	10,465.2	(20,197.3)	9,751.9
Total liabilities and stockholders’ equity	$10,720.0	$10,714.6	$153,435.2	$(21,131.6)	$153,738.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2011

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,006.7	$—	$49,006.7
Fixed maturities, trading	268.7	—	703.0	—	971.7
Equity securities, available-for-sale	—	—	77.1	—	77.1
Equity securities, trading	—	—	404.8	—	404.8
Mortgage loans	—	—	10,727.2	—	10,727.2
Real estate	—	—	1,092.9	—	1,092.9
Policy loans	—	—	885.1	—	885.1
Investment in unconsolidated entities	9,828.0	9,762.9	827.2	(19,590.8)	827.3
Other investments	7.0	3.0	2,148.5	—	2,158.5
Cash and cash equivalents	226.7	702.4	2,787.9	(883.1)	2,833.9
Accrued investment income	1.8	—	613.4	—	615.2
Premiums due and other receivables	—	—	1,195.2	1.3	1,196.5
Deferred policy acquisition costs	—	—	2,428.0	—	2,428.0
Property and equipment	—	—	457.2	—	457.2
Goodwill	—	—	482.3	—	482.3
Other intangibles	—	—	890.6	—	890.6
Separate account assets	—	—	71,364.4	—	71,364.4
Other assets	14.8	10.4	926.1	(9.0)	942.3
Total assets	$10,347.0	$10,478.7	$147,017.6	$(20,481.6)	$147,361.7
Liabilities
Contractholder funds	$—	$—	$37,676.4	$—	$37,676.4
Future policy benefits and claims	—	—	20,210.4	—	20,210.4
Other policyholder funds	—	—	548.6	—	548.6
Short-term debt	—	50.0	318.9	(263.7)	105.2
Long-term debt	1,351.7	—	213.1	—	1,564.8
Income taxes currently payable	(18.6)	(0.9)	12.0	10.6	3.1
Deferred income taxes	(22.5)	(22.9)	270.8	(16.7)	208.7
Separate account liabilities	—	—	71,364.4	—	71,364.4
Other liabilities	18.5	624.5	6,264.1	(620.9)	6,286.2
Total liabilities	1,329.1	650.7	136,878.7	(890.7)	137,967.8
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,634.7	7,870.2	7,543.4	(15,413.6)	9,634.7
Retained earnings	4,402.3	1,660.3	1,907.5	(3,567.8)	4,402.3
Accumulated other comprehensive income	258.0	297.5	296.2	(593.7)	258.0
Treasury stock, at cost	(5,281.7)	—	(2.0)	2.0	(5,281.7)
Total stockholders’ equity attributable to PFG	9,017.9	9,828.0	9,762.9	(19,590.9)	9,017.9
Noncontrolling interest	—	—	376.0	—	376.0
Total stockholders’ equity	9,017.9	9,828.0	10,138.9	(19,590.9)	9,393.9
Total liabilities and stockholders’ equity	$10,347.0	$10,478.7	$147,017.6	$(20,481.6)	$147,361.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2012

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$679.8	$—	$679.8
Fees and other revenues	0.1	—	598.2	(0.3)	598.0
Net investment income	1.0	—	823.5	0.3	824.8
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	—	22.1	—	22.1
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(33.7)	—	(33.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	4.9	—	4.9
Net impairment losses on available-for-sale securities	—	—	(28.8)	—	(28.8)
Net realized capital losses	—	—	(6.7)	—	(6.7)
Total revenues	1.1	—	2,094.8	—	2,095.9
Expenses
Benefits, claims and settlement expenses	—	—	1,212.5	—	1,212.5
Dividends to policyholders	—	—	50.3	—	50.3
Operating expenses	30.0	0.3	525.7	—	556.0
Total expenses	30.0	0.3	1,788.5	—	1,818.8

Income (loss) before income taxes	(28.9)	(0.3)	306.3	—	277.1
Income taxes (benefits)	(11.2)	(1.7)	71.1	—	58.2
Equity in the net income of subsidiaries	227.4	226.0	—	(453.4)	—
Net income	209.7	227.4	235.2	(453.4)	218.9
Net income attributable to noncontrolling interest	—	—	9.2	—	9.2
Net income attributable to PFG	209.7	227.4	226.0	(453.4)	209.7
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$201.5	$227.4	$226.0	$(453.4)	$201.5

Net income	$209.7	$227.4	$235.2	$(453.4)	$218.9
Other comprehensive income	186.3	230.0	230.5	(415.9)	230.9
Comprehensive income	$396.0	$457.4	$465.7	$(869.3)	$449.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2011

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$797.1	$—	$797.1
Fees and other revenues	—	—	623.2	(0.2)	623.0
Net investment income (loss)	10.8	(1.3)	850.1	0.2	859.8
Net realized capital losses, excluding impairment losses on available-for-sale securities	—	(0.1)	(5.5)	—	(5.6)
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(14.0)	—	(14.0)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(38.4)	—	(38.4)
Net impairment losses on available-for-sale securities	—	—	(52.4)	—	(52.4)
Net realized capital losses	—	(0.1)	(57.9)	—	(58.0)
Total revenues	10.8	(1.4)	2,212.5	—	2,221.9
Expenses
Benefits, claims and settlement expenses	—	—	1,188.9	—	1,188.9
Dividends to policyholders	—	—	53.6	—	53.6
Operating expenses	29.2	0.3	688.4	—	717.9
Total expenses	29.2	0.3	1,930.9	—	1,960.4

Income (loss) before income taxes	(18.4)	(1.7)	281.6	—	261.5
Income taxes (benefits)	(7.0)	(2.7)	62.4	—	52.7
Equity in the net income of subsidiaries	201.6	200.6	—	(402.2)	—
Net income	190.2	201.6	219.2	(402.2)	208.8
Net income attributable to noncontrolling interest	—	—	18.6	—	18.6
Net income attributable to PFG	190.2	201.6	200.6	(402.2)	190.2
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$182.0	$201.6	$200.6	$(402.2)	$182.0

Net income	$190.2	$201.6	$219.2	$(402.2)	$208.8
Other comprehensive income	279.0	258.5	262.6	(540.8)	259.3
Comprehensive income	$469.2	$460.1	$481.8	$(943.0)	$468.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2012

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$79.9	$(56.7)	$824.3	$54.2	$901.7
Investing activities
Available-for-sale securities:
Purchases	—	—	(2,060.5)	—	(2,060.5)
Sales	—	—	428.5	—	428.5
Maturities	—	—	1,612.1	—	1,612.1
Mortgage loans acquired or originated	—	—	(919.6)	—	(919.6)
Mortgage loans sold or repaid	—	—	361.4	—	361.4
Real estate acquired	—	—	(21.3)	—	(21.3)
Net purchases of property and equipment	—	—	(17.3)	—	(17.3)
Dividends and returns of capital received from unconsolidated entities	189.3	165.5	—	(354.8)	—
Net change in other investments	—	—	(73.8)	—	(73.8)
Net cash provided by (used in) investing activities	189.3	165.5	(690.5)	(354.8)	(690.5)
Financing activities
Issuance of common stock	9.1	—	—	—	9.1
Acquisition of treasury stock	(64.2)	—	—	—	(64.2)
Proceeds from financing element derivatives	—	—	20.4	—	20.4
Payments for financing element derivatives	—	—	(16.2)	—	(16.2)
Excess tax benefits from share-based payment arrangements	—	—	9.9	—	9.9
Dividends to common stockholders	(54.3)	—	—	—	(54.3)
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	1.0	—	1.0
Principal repayments of long-term debt	—	—	(0.8)	—	(0.8)
Net proceeds from (repayments of) short-term borrowings	—	—	98.9	(106.4)	(7.5)
Dividends and capital paid to parent	—	(189.3)	(165.5)	354.8	—
Investment contract deposits	—	—	1,618.6	—	1,618.6
Investment contract withdrawals	—	—	(2,885.9)	—	(2,885.9)
Net decrease in banking operation deposits	—	—	(13.4)	—	(13.4)
Other	—	—	(1.7)	—	(1.7)
Net cash used in financing activities	(117.6)	(189.3)	(1,334.7)	248.4	(1,393.2)
Net increase (decrease) in cash and cash equivalents	151.6	(80.5)	(1,200.9)	(52.2)	(1,182.0)
Cash and cash equivalents at beginning of period	226.7	702.4	2,787.9	(883.1)	2,833.9
Cash and cash equivalents at end of period	$378.3	$621.9	$1,587.0	$(935.3)	$1,651.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2011

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$99.9	$114.0	$1,098.7	$(117.1)	$1,195.5
Investing activities
Available-for-sale securities:
Purchases	(4.4)	—	(1,662.0)	—	(1,666.4)
Sales	200.0	—	336.4	—	536.4
Maturities	4.4	—	1,721.2	—	1,725.6
Mortgage loans acquired or originated	—	—	(123.9)	—	(123.9)
Mortgage loans sold or repaid	—	—	323.7	—	323.7
Real estate acquired	—	—	(7.0)	—	(7.0)
Net purchases of property and equipment	—	—	(4.1)	—	(4.1)
Dividends and returns of capital received from unconsolidated entities	206.0	209.4	—	(415.4)	—
Net change in other investments	—	1.4	(69.8)	—	(68.4)
Net cash provided by investing activities	406.0	210.8	514.5	(415.4)	715.9
Financing activities
Issuance of common stock	9.1	—	—	—	9.1
Acquisition of treasury stock	(5.9)	—	—	—	(5.9)
Proceeds from financing element derivatives	—	—	19.4	—	19.4
Payments for financing element derivatives	—	—	(12.1)	—	(12.1)
Excess tax benefits from share-based payment arrangements	—	—	1.6	—	1.6
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	0.6	—	0.6
Principal repayments of long-term debt	—	—	(1.7)	—	(1.7)
Net proceeds from (repayments of) short-term borrowings	—	(0.5)	13.3	(12.6)	0.2
Dividends and capital paid to parent	—	(206.0)	(209.4)	415.4	—
Investment contract deposits	—	—	893.3	—	893.3
Investment contract withdrawals	—	—	(2,674.2)	—	(2,674.2)
Net decrease in banking operation deposits	—	—	(25.8)	—	(25.8)
Other	—	—	(0.9)	—	(0.9)
Net cash used in financing activities	(5.0)	(206.5)	(1,995.9)	402.8	(1,804.6)
Net increase (decrease) in cash and cash equivalents	500.9	118.3	(382.7)	(129.7)	106.8
Cash and cash equivalents at beginning of period	370.9	519.7	1,821.7	(834.9)	1,877.4
Cash and cash equivalents at end of period	$871.8	$638.0	$1,439.0	$(964.6)	$1,984.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2012, compared with December 31, 2011, and our consolidated results of operations for the three months ended March 31, 2012 and 2011, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2011, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) continued difficult conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) continued volatility or further declines in the equity markets could reduce our assets under management (“AUM”) and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period; (5) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (6) our valuation of fixed maturities and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition; (7) the determination of the amount of allowances and impairments taken on our investments requires estimations and assumptions which are subject to differing interpretations and could materially impact our results of operations or financial position; (8) gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income; (9) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (10) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (11) our efforts to reduce the impact of interest rate changes on our profitability and retained earnings may not be effective; (12) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (13) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (14) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (15) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends or distributions Iowa insurance laws impose on Principal Life; (16) the pattern of amortizing our DPAC and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of the asset and the timing of our net income; (17) we may need to fund deficiencies in our “Closed Block” assets that support participating ordinary life insurance policies that had a dividend scale in force at the time of Principal Life’s 1998 conversion into a stock life insurance company; (18) a pandemic, terrorist attack or other catastrophic event could adversely affect our net income; (19) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and profitability; (20) we face risks arising from acquisitions of businesses; (21) changes in laws, regulations or accounting standards may reduce our profitability; (22) we may be unable to mitigate the impact of Regulation XXX and Actuarial Guideline 38, potentially resulting in a negative impact to our capital position and/or a reduction in sales of term and universal life insurance products; (23) a computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our profitability; (24) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (25) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (26) fluctuations in foreign currency exchange rates could reduce our profitability; (27) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests and (28) our financial results may be adversely impacted by global climate changes.

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

•                  U.S. Insurance Solutions, which provides individual life insurance as well as specialty benefits in the U.S. Our individual life insurance products include universal and variable universal life insurance and traditional life insurance. Our specialty benefit products include group dental and vision insurance, individual and group disability insurance, group life insurance, wellness services and non-medical fee-for-service claims administration.

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

Critical Accounting Policies and Estimates

Deferred Policy Acquisition Costs and Other Actuarial Balances

Incremental direct costs of contract acquisition as well as certain costs directly related to acquisition activities (underwriting, policy issuance and processing, medical and inspection and sales force contract selling) for the successful acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to net income as incurred.

Amortization Based on Estimated Gross Profits. DPAC for universal life-type insurance contracts, participating life insurance policies and certain investment contracts are amortized over the expected lifetime of the policies in relation to EGPs. In addition to DPAC, the following actuarial balances are also amortized in relation to EGPs.

•                  Sales inducement asset — Sales inducements are amounts that are credited to the contractholder’s account balance as an inducement to purchase the contract. Like DPAC, the cost of the sales inducement is capitalized and amortized over the expected life of the contract, in proportion to EGPs.

•                  Unearned revenue liability — An unearned revenue liability is established when we collect fees or other policyholder assessments that represent compensation for services to be provided in future periods. These revenues are deferred and then amortized over the expected life of the contract, in proportion to EGPs.

•                  Reinsurance asset or liability — For universal-life type products that are reinsured, a reinsurance asset or liability is established to spread the expected net reinsurance costs or profits in proportion to the EGPs on the underlying business.

•                  Present value of future profits (‘‘PVFP’’) — This is an intangible asset that arises in connection with the acquisition of a life insurance company or a block of insurance business. PVFP for universal life-type insurance contracts, participating life insurance policies and certain investment contracts is amortized over the expected life of the contracts acquired, in proportion to EGPs.

We also have additional benefit reserves that are established for annuity or universal life-type contracts that provide benefit guarantees, or for contracts that are expected to produce profits followed by losses. The liabilities are accrued in relation to estimated contract assessments.

We define EGPs to include assumptions relating to mortality, morbidity, lapses, investment yield and expenses as well as the change in our liability for certain guarantees and the difference between actual and expected reinsurance premiums and recoveries, depending on the nature of the contract. We develop an estimate of EGPs at issue and each valuation date.  As actual experience emerges, the gross profits may vary from those expected either in magnitude or timing, in which case a true-up to actual occurs as a charge or credit to current net income. In addition, we are required to revise our assumptions regarding future experience if actual experience or other evidence suggests that earlier estimates should be revised. Both actions, reflecting actual experience and changing future estimates, can change both the current amount and the future amortization pattern of the DPAC asset and related actuarial balances.

For individual variable life insurance, individual variable annuities and group annuities that have separate account U.S. equity investment options, we utilize a mean reversion methodology (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth rate assumption used for the calculation of EGPs. If actual annualized U.S. equity market performance varies from our 8% long-term assumption, we assume different performance levels in the short-term such that the mean return is equal to the long-term assumption over the mean reversion period. However, our mean reversion process generally limits assumed returns to a range of 4-12% during the mean reversion period. The 12% cap was reached during the third quarter of 2008, and the mean reversion rate has remained at the 12% cap since then. Therefore, until the mean reversion rate falls below the 12% cap, we will not adjust the equity return assumption by the amount needed to result in a mean return equal to the long-term assumption.

In limited circumstances, DPAC and certain of the actuarial balances noted above are amortized in proportion to estimated gross revenues rather than EGPs. Estimated gross revenues include similar assumptions as EGPs and the changes of future estimates and reflection of actual experience is done in the same manner as EGPs discussed above.

Amortization Based on Premium-Paying Period. DPAC of non-participating term life insurance and individual disability policies are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless a loss recognition event occurs. As of March 31, 2012, these policies accounted for 13% of our total DPAC balance.

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

Sensitivities.  As of March 31, 2012, the net balance of DPAC and related actuarial balances, excluding balances affected by changes in other comprehensive income, was a $2,508.2 million asset. We perform sensitivity analyses to assess the impact that certain assumptions have on our DPAC and related actuarial balances. The following table shows the estimated immediate impact of various assumption changes on our DPAC and related actuarial balances.

Estimated impact to
net income (1)
(in millions)
Reducing the future equity return assumption by 1%	$5
Reducing the long-term general account net investment returns assumption by 0.5% (2)	45
A one-time, 10% drop in equity market values	13

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

Transactions Affecting Comparability of Results of Operations

Acquisitions

We entered into acquisition agreements for the following businesses during 2012 and 2011.

Claritas Administração de Recursos Ltda./Claritas Investments, Ltd. On March 1, 2012, we announced the signing of a definitive agreement to acquire a 60% indirect ownership of Claritas Administração de Recursos Ltda./Claritas Investments, Ltd. (“Claritas”). Claritas is a leading Brazilian mutual fund and asset management company with approximately $1.8 billion in AUM. The Sao Paulo-based company manages equity funds, balanced funds, managed accounts and other strategies for affluent clients and institutions through its multi-channel distribution network. Claritas will be consolidated within the Principal International segment. The transaction closed on April 2, 2012.

Origin Asset Management LLP. On October 3, 2011, we finalized the purchase of a 74% interest in Origin Asset Management LLP (“Origin”), a global equity specialist based in London. The initial payment was $63.6 million. Origin had $2.6 billion in AUM in global and international equities at the time of the acquisition and is consolidated within the Principal Global Investors segment.

HSBC AFORE, S.A. de C.V. On August 8, 2011, we finalized the purchase of our 100% interest in HSBC AFORE, S.A. de C.V. (“HSBC AFORE”), a Mexican pension business, from HSBC Bank for $206.1 million. In addition, we and HSBC Bank have established a distribution arrangement for the distribution of Principal AFORE’s products through HSBC Bank’s extensive network in Mexico. HSBC AFORE was merged into our Principal AFORE pension company, which is consolidated within the Principal International segment.

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

Other

Individual Life Insurance Amortization. During the first quarter of 2012, our individual life insurance business changed its basis for amortizing DPAC and other actuarial balances on a portion of our universal life insurance products. The actuarial balances for these products are now amortized based on estimated gross revenues instead of EGPs. This change requires an unlocking of the actuarial balances to reflect the pattern of estimated gross revenues, which resulted in volatility within certain income statement line items. Specifically, fee revenues decreased $46.6 million; benefits, claims and settlement expenses increased $87.9 million; and operating expenses decreased $139.6 million. However, on a net basis the impact was a net gain of $3.3 million after-tax, which is not material.

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

With the exception of corporate overhead, amounts related to our group medical insurance business previously included in segment operating earnings have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. The operating revenues associated with our exited group medical insurance business were $18.9 million and $254.9 million for the three months ended March 31, 2012 and 2011, respectively. The other after-tax adjustments associated with the after-tax earnings (loss) of our exited group medical insurance business were $(1.5) million and $17.1 million for the three months ended March 31, 2012 and 2011, respectively.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment operating earnings were negatively impacted by $2.0 million for the three months ended March 31, 2012, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Stock-Based Compensation Plans.”

Employee and Agent Benefits Expense

The 2012 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $122.1 million pre-tax, which is a $29.4 million increase from the 2011 pre-tax pension expense of $92.7 million. This increase is primarily due to a decrease in the discount rates as of December 31, 2011, increasing the service cost, interest cost, and gain/loss amortization.  Pre-tax pension expense of $30.7 million and $22.4 million was reflected in the determination of net income for the three months ended March 31, 2012 and 2011, respectively. The expected long-term return on plan assets used to develop the 2012 expense remained at the same 8.00% used to develop the 2011 expense. The discount rate used to develop the 2012 expense decreased to 5.15%, down from the 5.80% as of March 31, 2011, 5.70% as of June 30, 2011, and 5.25% as of September 30, 2011.

The 2012 annual other postretirement employee benefit (“OPEB”) plan expense (income) for retired employees is expected to be $(55.9) million pre-tax, which is a $2.1 million decrease from the 2011 pre-tax OPEB plan income of $(58.0) million. This decrease in income is primarily due to a reduction in the prior service credit to be recognized. The 2011 expense included $(5.1) million in one-time credits due to the curtailment from the group medical insurance business exit. Pre-tax expense (income) of $(12.9) million and $(14.5) million was reflected in the determination of net income for the three months ended March 31, 2012 and 2011, respectively. The expected long-term return on plan assets used to develop the expense (income) in 2012 remained at the same 7.30% used to develop the 2011 expense. The discount rate used to develop the 2012 expense (income) decreased to 5.15%, down from the 5.80% as of March 31, 2011, 5.70% as of June 30, 2011 and 5.25% as of September 30, 2011.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the captions, “Accounting Changes” and “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
			Increase
	2012	2011	(decrease)
		(in millions)
Revenues:
Premiums and other considerations	$679.8	$797.1	$(117.3)
Fees and other revenues	598.0	623.0	(25.0)
Net investment income	824.8	859.8	(35.0)
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	22.1	(5.6)	27.7
Total other-than-temporary impairment losses on available-for-sale securities	(33.7)	(14.0)	(19.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	4.9	(38.4)	43.3
Net impairment losses on available-for-sale securities	(28.8)	(52.4)	23.6
Net realized capital losses	(6.7)	(58.0)	51.3
Total revenues	2,095.9	2,221.9	(126.0)
Expenses:
Benefits, claims and settlement expenses	1,212.5	1,188.9	23.6
Dividends to policyholders	50.3	53.6	(3.3)
Operating expenses	556.0	717.9	(161.9)
Total expenses	1,818.8	1,960.4	(141.6)
Income before income taxes	277.1	261.5	15.6
Income taxes	58.2	52.7	5.5
Net income	218.9	208.8	10.1
Net income attributable to noncontrolling interest	9.2	18.6	(9.4)
Net income attributable to Principal Financial Group, Inc.	209.7	190.2	19.5
Preferred stock dividends	8.2	8.2	—
Net income attributable to common stockholders	$201.5	$182.0	$19.5

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to a $34.3 million after-tax decrease in net realized capital losses. The change in net realized capital losses was primarily driven by lower net impairment losses on available-for-sale securities and lower mark-to-market losses on derivatives and related hedge activities. Partially offsetting the increase was lower earnings for the Corporate segment due to losses versus gains associated with our exited group medical insurance business.

Total Revenues

Premiums decreased $225.2 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. Partially offsetting this decrease was a $79.7 million increase in Retirement and Investor Services segment premiums primarily due to an increase in sales of single premium group annuities with life contingencies in our full service payout business. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.

Fees decreased $42.3 million for our U.S. Insurance Solutions segment primarily due to the unlocking of unearned revenue associated with the change in basis for amortizing DPAC and other actuarial balances in our individual life insurance business. In addition, fees decreased $15.8 million for our Corporate segment due to a reduction in average fee-for-service members in our exited group medical insurance business. Partially offsetting these decreases was a $12.9 million increase in the Principal International segment due to higher investment management fees driven by higher average AUM. Fees in our Principal Global Investors segment also increased $12.6 million primarily due to higher fee income stemming from an increase in average AUM, as well as increased real estate transaction fees resulting from higher transaction volumes.

Net investment income decreased primarily due to lower yields on average invested assets and cash. This decrease was partially offset by higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other than temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses decreased primarily due to lower net impairment losses on available-for-sale securities, lower mark-to-market losses on derivatives and related hedge activities due to gains versus losses on currency swaps and forwards not designated as hedging instruments and higher gains on sales of fixed maturities, available-for-sale. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $116.1 million in the U.S. Insurance Solutions segment primarily due to unlocking of reserves associated with the change in basis for amortizing DPAC and other actuarial balances in our individual life insurance business. In addition, benefits, claims and settlement expenses increased $42.5 million in the Retirement and Investor Services segment due to an increase in change in reserves resulting from an increase in sales of single premium group annuities with life contingencies in our full service payout business. Benefits, claims and settlement expenses also increased $38.5 million for our Principal International segment due to an increase in the change in reserves related to higher sales of single premium annuities with life contingencies and higher inflation-based interest crediting rates to customers. Partially offsetting these increases was a $173.5 million decrease for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business.

U.S. Insurance Solutions operating expenses decreased $144.4 million primarily due to lower DPAC amortization from the unlocking associated with the change in basis for amortizing DPAC and other actuarial balances in our individual life insurance business.

Income Taxes

The effective income tax rates were 21% and 20% for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate for the three months ended March 31, 2012, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions. The effective income tax rate for the three months ended March 31, 2011, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and the inclusion of income attributable to noncontrolling interest in income before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 10, Segment Information.”

Retirement and Investor Services Segment

Retirement and Investor Services Segment Summary Financial Data

Account values are a key indicator of earnings growth for the segment, as account values are the base by which the segment generates its fee and spread-based profits. Net cash flow and market performance are the two main drivers of account value growth. Net cash flow reflects the segment’s ability to attract and retain client deposits. Market performance reflects not only the equity market performance, but also the investment performance of fixed income investments supporting our spread business. The percentage growth in earnings of the segment should generally track with, yet will typically be less than, the percentage growth in account values. This trend may vary due to changes in business and/or product mix.

The following table presents the Retirement and Investor Services account value rollforward for the periods indicated:

	For the three months ended March 31,
	2012	2011
	(in billions)
Account values, beginning of period	$183.3	$178.3
Net cash flow	2.5	0.3
Credited investment performance	12.3	6.0
Other	(0.2)	—
Account values, end of period	$197.9	$184.6

The following table presents certain summary financial data relating to the Retirement and Investor Services segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2012	2011	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$153.5	$73.8	$79.7
Fees and other revenues	370.7	363.1	7.6
Net investment income	530.9	581.0	(50.1)
Total operating revenues	1,055.1	1,017.9	37.2
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	520.4	481.8	38.6
Operating expenses	347.6	333.1	14.5
Total expenses	868.0	814.9	53.1
Operating earnings before income taxes	187.1	203.0	(15.9)
Income taxes	43.5	48.9	(5.4)
Operating earnings	$143.6	$154.1	$(10.5)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating Earnings

Operating earnings decreased $2.9 million in our individual annuities business primarily due to a favorable separate account dividend received deduction true-up in the first quarter of 2011 compared to a negative separate account dividend received deduction true-up in the first quarter of 2012. In addition, operating earnings decreased $2.7 million in our bank and trust services business primarily due to an estimated expense for a legal settlement accrual in the first quarter of 2012. Furthermore, operating earnings decreased $2.6 million in our full service accumulation business primarily due to higher staff related costs, including pension and other postretirement benefits, and lower investment yields.

Operating Revenues

Premiums increased $70.1 million in our full service payout business primarily due to an increase in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period.

Fees increased $5.5 million and $2.7 million in our Principal Funds and individual annuities businesses, respectively, primarily due to higher fee income stemming from an increase in average account values as a result of continuing improvement in the equity markets and growth in the businesses.

Net investment income decreased primarily due to lower investment yields as well as a decrease in average invested assets, excluding the fair value adjustment associated with fixed maturities and equity securities.

Total Expenses

Benefits, claims and settlement expenses increased $65.3 million in our full service payout business primarily due to an increase in change in reserves resulting from an increase in sales of single premium group annuities with life contingencies. Partially offsetting the increase in benefits, claims and settlement expenses was a $17.2 million decrease in our investment only business primarily due to a decline in average account values, which primarily resulted from maturities of several large medium-term notes in the first quarter of 2012, and a decrease in cost of interest credited stemming from lower variable crediting rates.

Operating expenses increased $6.5 million in our Principal Funds business primarily due to higher distribution and commission expenses resulting from an increase in sales and average account values. In addition, operating expenses increased $4.7 million in our bank and trust services business primarily due to an estimated expense for a legal settlement accrual in the first quarter of 2012. Furthermore, operating expenses increased $3.3 million in our individual annuities business primarily due to higher staff related costs, including pension and other postretirement benefits.

Income Taxes

The effective income tax rates for the segment were 23% and 24% for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended March 31,
	2012	2011
	(in billions)
AUM, beginning of period	$227.8	$220.1
Net cash flow	3.7	(3.9)
Investment performance	12.2	7.1
Other	(1.5)	(0.4)
AUM, end of period	$242.2	$222.9

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2012	2011	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$134.1	$121.5	$12.6
Net investment income	4.0	3.8	0.2
Total operating revenues	138.1	125.3	12.8
Expenses:
Total expenses	110.7	99.0	11.7
Operating earnings before income taxes and noncontrolling interest	27.4	26.3	1.1
Income taxes	10.0	8.6	1.4
Operating earnings attributable to noncontrolling interest	1.2	1.1	0.1
Operating earnings	$16.2	$16.6	$(0.4)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating Earnings

Operating earnings decreased due to higher compensation and operating costs resulting from continued investment in the global business model and increased tax expense. This increase in expenses was partially offset by higher fee revenues driven by an increase in average AUM, as well as increased real estate transaction fees resulting from higher transaction volumes.

Income Taxes

The effective income tax rates for the segment were 36% and 33 % for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate for the three months ended March 31, 2011, was lower than the U.S. statutory rate, primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended March 31,
	2012	2011
	(in billions)
AUM, beginning of period	$52.8	$45.8
Net cash flow	2.3	1.3
Investment performance	2.2	0.6
Effect of exchange rates	2.0	1.0
Other	(0.1)	(0.2)
AUM, end of period	$59.2	$48.5

The following table presents certain summary financial data of the Principal International segment for the periods indicated.

	For the three months ended March 31,
			Increase
	2012	2011	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$83.8	$66.8	$17.0
Fees and other revenues	50.2	37.3	12.9
Net investment income	128.5	102.0	26.5
Total operating revenues	262.5	206.1	56.4
Expenses:
Benefits, claims, and settlement expenses	170.3	132.5	37.8
Operating expenses	50.3	44.6	5.7
Total expenses	220.6	177.1	43.5
Operating earnings before income taxes and noncontrolling interest	41.9	29.0	12.9
Income taxes	0.2	1.2	(1.0)
Operating losses attributable to noncontrolling interest	(0.1)	—	(0.1)
Operating earnings	$41.8	$27.8	$14.0

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating Earnings

Operating earnings increased primarily due to higher fees driven by higher average AUM as a result of the HSBC AFORE acquisition, market performance and net customer cash flows and higher earnings in our equity method investment in Brazil.

Operating Revenues

Premiums increased $17.0 million in Chile primarily due to higher sales of single premium annuities with life contingencies.

Fees and other revenues increased primarily due to higher investment management fees driven by higher average AUM in Mexico as a result of the HSBC AFORE acquisition.

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and higher earnings in our equity method investment in Brazil.

Total Expenses

Benefits, claims and settlement expenses increased $37.4 million in Chile primarily due to an increase in the change in reserves related to higher sales of single premium annuities with life contingencies and higher inflation-based interest crediting rates to customers.

Operating expenses increased primarily due to higher PVFP amortization resulting from net unlocking and true-up adjustments in Mexico and higher compensation expenses across the segment.

Income Taxes

The effective income tax rates for the segment were 0% and 4% for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the presentation of taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates.

U.S. Insurance Solutions Segment

Individual Life Insurance Trends

Our life insurance premiums are influenced by both economic and industry trends. We have been primarily focused on marketing our universal and variable universal life insurance products. As such, premiums related to our traditional life insurance products continued to decline. To address recent economic and industry trends, we introduced new term products in 2011. Growth in fee revenues in 2012 was reduced by the unlocking of unearned revenue associated with the change in basis for amortizing DPAC and other actuarial balances.

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated:

	For the three months ended March 31,
	2012	2011
	(in millions)
Universal and variable universal life insurance fee revenues (1)	$72.7	$115.5
Traditional life insurance premiums	123.2	124.7

(1)  Fee revenues reflects a $46.6 million reduction due to unlocking of unearned revenue associated with the change in basis for amortizing DPAC and other actuarial balances in 2012.

Specialty Benefits Insurance Trends

Premium and fees in our specialty benefits insurance business increased in 2012 due to improved retention and continued recovery in employment and salary trends.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated:

	For the three months ended March 31,
	2012	2011
	(in millions)
Premium and fees:
Group dental and vision insurance	$143.6	$135.2
Group life insurance	80.9	80.1
Group disability insurance	69.3	68.3
Individual disability insurance	57.1	52.2
Wellness	2.8	2.6

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

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2012	2011	(decrease)
	(in millions )
Operating revenues:
Premiums and other considerations	$439.8	$428.6	$11.2
Fees and other revenues	87.3	129.4	(42.1)
Net investment income	169.9	174.0	(4.1)
Total operating revenues	697.0	732.0	(35.0)
Expenses:
Benefits, claims and settlement expenses	527.2	410.0	117.2
Dividends to policyholders	49.8	53.1	(3.3)
Operating expenses	45.8	191.0	(145.2)
Total expenses	622.8	654.1	(31.3)
Operating earnings before income taxes	74.2	77.9	(3.7)
Income taxes	24.0	24.5	(0.5)
Operating earnings	$50.2	$53.4	$(3.2)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating Earnings

Operating earnings decreased $4.0 million in our specialty benefits insurance business primarily due to lower investment yields and higher operating expenses, slightly offset by improved loss ratios. Operating earnings in our individual life insurance business were relatively flat compared to the prior period. However, in first quarter 2012 operating earnings were favorably impacted $3.3 million due to the net impact of the unlocking associated with the change in basis for amortizing DPAC and other actuarial balances, which was offset by the negative impact of the low interest environment.

Operating Revenues

Premiums increased $14.7 million in our specialty benefits insurance business due to continued recovery in employment and salary trends and growth in our individual disability line of business. Premiums decreased $3.5 million in our individual life insurance business primarily due to the expected continued decline from our traditional life insurance business.

Fees and other revenues decreased $42.7 million in our individual life insurance business primarily due to the unlocking of unearned revenue associated with the change in basis for amortizing DPAC and other actuarial balances.

Total Expenses

Total expenses decreased $47.0 million in our individual life insurance business primarily due to unlocking associated with the change in basis for amortizing DPAC and other actuarial balances. Total expenses increased $15.7 million in our specialty benefits insurance business due to higher variable costs associated with the growth in premiums as well as higher staff related costs.

Income Taxes

The effective income tax rates for the segment were 32% and 31% for three months ended March 31, 2012 and 2011. The effective income tax rates were lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2012	2011	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(45.3)	$(33.8)	$(11.5)
Expenses:
Total expenses	(0.9)	2.1	(3.0)
Operating losses before income taxes and preferred stock dividends	(44.4)	(35.9)	(8.5)
Income tax benefits	(13.8)	(12.0)	(1.8)
Preferred stock dividends	8.2	8.2	—
Operating losses	$(38.8)	$(32.1)	$(6.7)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating Losses

Operating losses increased due to a decrease in earnings on average invested assets for the segment, representing capital that has not been allocated to any other segment. In addition, operating losses increased due to a change in income tax reserves established for IRS tax matters which was partially offset by a reduction in corporate overhead expenses needed to support the exited group medical insurance business.

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

Our liquidity is supported by a portfolio of U.S. government and agency and residential pass-through government-backed securities, of which we held $4.4 billion as of March 31, 2012, that may be utilized to bolster our liquidity position, as collateral for secured borrowing transactions with various third parties or by disposing of the securities in the open market, if needed. As of March 31,

2012, approximately $10.4 billion, or 98%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our life insurance and annuity liabilities contain provisions limiting early surrenders.

As of March 31, 2012 and December 31, 2011, we had short-term credit facilities with various financial institutions in an aggregate amount of $946.0 million and $725.0 million, respectively. As of March 31, 2012 and December 31, 2011, we had $101.2 million and $105.2 million, respectively, of outstanding borrowings related to our credit facilities, with $23.5 million of assets pledged as support as of March 31, 2012. None of these credit arrangements, other than our commercial paper back-stop facility, are committed facilities. Due to the financial strength and the strong relationships we have with these providers, as well as the small size of these facilities, we are comfortable that there is a very low risk that the financial institutions would not be able to fund these facilities. During the first quarter of 2012, we refinanced our $579.0 million revolving credit agreement that serves as a back-stop to our commercial paper program. The new facility, effective March 30, 2012, was increased to $800.0 million. This facility provides 100% back-stop support for our commercial paper program. The credit agreement is broken into two tranches, a $500.0 million four year facility that matures in March 2016, and a $300 million 364 day facility. The four year facility is set up with PFG, PFS and Principal Life as co-borrowers, the 364 day facility is for Principal Life only. The facility is supported by eighteen banks, most if not all of which have other relationships with us. We have no reason to believe that our current providers would be unable or unwilling to fund the facility if necessary. As of both March 31, 2012 and December 31, 2011, commercial paper outstanding was $50.0 million.

The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. In general, the current statutory limitations are the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on these limitations, Principal Life could distribute approximately $507.7 million in 2012. Total stockholder dividends paid by Principal Life to its parent as of March 31, 2012, were $175.0 million.

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

Net cash provided by operating activities was $901.7 million and $1,195.5 million for the three months ended March 31, 2012, and 2011, respectively. From our insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities in 2012 compared to 2011 was primarily due to fluctuations in receivables and payables associated with the timing of settlement as well as a decrease in sales of development real estate properties in the current year compared to 2011.

Net cash used in investing activities was $690.5 million for the three months ended March 31, 2012, compared to net cash provided by investing activities of $715.9 million for the three months ended March 31, 2011. The increase in cash used in investing activities in 2012 compared to 2011 was primarily the result of an increase in net purchases of investments in 2012 compared to net sales and maturities of investments in 2011.

Net cash used in financing activities was $1,393.2 million and $1,804.6 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in cash used in financing activities was primarily due to a decrease in net withdrawals of investment contracts, for which we have had net withdrawals in both 2012 and 2011 primarily due to our decision to scale back our investment only business, partially offset by an increase in the acquisition of treasury stock and common stock dividends in 2012.

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

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of March 31, 2012, we have no preferred dividend restrictions. The dividend payments on our preferred stock are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt. The components of short-term debt as of March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Commercial paper	$50.0	$50.0
Other recourse short-term debt	51.2	55.2
Total short-term debt	$101.2	$105.2

Long-Term Debt. As of March 31, 2012, there have been no significant changes to long-term debt since December 31, 2011.

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	March 31, 2012	December 31, 2011
	(in millions)
Dividends to stockholders	$(54.3)	$(213.7)
Repurchase of common stock	(64.2)	(556.4)
Total cash returned to stockholders	$(118.5)	$(770.1)

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Stockholders’ Equity.”

Capitalization

Our capital structure as of March 31, 2012 and December 31, 2011, consisted of debt and equity summarized as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Debt:
Short-term debt	$101.2	$105.2
Long-term debt	1,570.8	1,564.8
Total debt	1,672.0	1,670.0
Stockholders’ equity:
Equity excluding AOCI	8,876.8	8,759.9
Total capitalization excluding AOCI	$10,548.8	$10,429.9
Debt to equity excluding AOCI	19%	19%
Debt to capitalization excluding AOCI	16%	16%

As of March 31, 2012, we had $633.2 million of excess capital in the holding companies, consisting of cash and highly liquid assets available for debt maturities, interest, preferred stock dividends and other holding company obligations. In addition, we continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

Contractual Obligations and Contractual Commitments

As of March 31, 2012, there have been no significant changes to contractual obligations and contractual commitments since

December 31, 2011.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of March 31, 2012, there have been no significant changes to guarantees and indemnifications since December 31, 2011. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength Rating and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ratings and other factors.

A.M. Best Company, Inc., Fitch Rating Ltd., Moody’s Investors Service and S&P publish financial strength ratings on U.S. life insurance companies that are indicators of an insurance company’s ability to meet contractholder and policyholder obligations. These rating agencies also assign credit ratings on non-life insurance entities, such as PFG and PFS. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner, and are important factors in overall funding profile and ability to access external capital. Such ratings are not a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time by the assigning rating agency.

A.M. Best, Fitch, Moody’s and S&P maintain a stable outlook on the U.S. life insurance sector. However, these rating agencies note that current challenges for the industry such as global sovereign uncertainty, equity market volatility, impact of sustained low interest rates, weakness in the real estate market, lingering unemployment and weak consumer confidence are putting pressure on the stable outlook.

The financial strength ratings of Principal Life and Principal National Life Insurance Company were affirmed with no change in outlook by Fitch in January 2012, by Moody’s in August 2011 and by A.M. Best and S&P in December 2011.

The following table summarizes our significant financial strength and debt ratings from the major independent rating organizations. The debt ratings shown are indicative ratings. Outstanding issuances are rated the same as indicative ratings unless otherwise noted. Actual ratings can differ from indicative ratings based on contractual terms.

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s
Principal Financial Group
Senior Unsecured Debt (1)			BBB	Baa1
Preferred Stock (2)			BB+	Baa3
Principal Financial Services
Senior Unsecured Debt			BBB
Commercial Paper			A-2	P-2
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A	Aa3
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A	Aa3

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

As of March 31, 2012, 43% of our net assets (liabilities) were Level 1, 53% were Level 2 and 4% were Level 3. Excluding separate account assets as of March 31, 2012, 1% of our net assets (liabilities) were Level 1, 98% were Level 2 and 1% were Level 3.

As of December 31, 2011, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2011, 3% of our net assets (liabilities) were Level 1, 96% were Level 2 and 1% were Level 3.

Changes in Level 3 fair value measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2012, were $4,660.6 million as compared to $4,647.3 million as of December 31, 2011. The increase in Level 3 assets is primarily related to gains on other invested assets and real estate included in our separate account assets. This increase is largely offset by transfers out of Level 3 into Level 2 for certain long-term bonds due to our obtaining prices from third party pricing vendors or using internal models based on substantially observable market information versus relying on broker quotes or utilizing significant unobservable inputs.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2011, were $4,719.1 million as compared to $4,691.4 million as of December 31, 2010. The increase is primarily related to gains on other invested assets and real estate included in our separate account assets. These increases are partially offset by net sales of separate account assets and transfers out of Level 3 to Level 2 due to our obtaining prices from third party pricing vendors versus relying on broker quotes or internal pricing models for certain separate account long term bonds.

Investments

We had total consolidated assets as of March 31, 2012, of $153.7 billion, of which $67.3 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2012, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	March 31, 2012		December 31, 2011
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$35,451.4	53%	$35,350.3	53%
Private	14,918.6	22	14,628.1	22
Equity securities	674.8	1	481.9	1
Mortgage loans:
Commercial	9,964.4	15	9,396.6	14
Residential	1,344.5	2	1,330.6	2
Real estate held for sale	47.1	—	44.8	—
Real estate held for investment	1,064.8	2	1,048.1	2
Policy loans	873.9	1	885.1	1
Other investments	2,952.5	4	2,985.8	5
Total invested assets	67,292.0	100%	66,151.3	100%
Cash and cash equivalents	1,651.9		2,833.9
Total invested assets and cash	$68,943.9		$68,985.2

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

	For the three months ended March 31,				Increase (decrease)
	2012		2011		2012 vs. 2011
	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	5.3%	$641.0	5.5%	$667.0	(0.2)%	$(26.0)
Equity securities	3.5	5.1	2.9	3.9	0.6	1.2
Mortgage loans - commercial	5.8	139.2	5.9	139.8	(0.1)	(0.6)
Mortgage loans - residential	6.6	22.0	5.6	20.9	1.0	1.1
Real estate	4.0	11.0	11.0	28.6	(7.0)	(17.6)
Policy loans	6.4	14.0	6.4	14.5	—	(0.5)
Cash and cash equivalents	0.4	2.2	0.3	1.4	0.1	0.8
Other investments	1.5	11.4	0.7	4.5	0.8	6.9
Total before investment expenses	5.0	845.9	5.3	880.6	(0.3)	(34.7)
Investment expenses	(0.1)	(21.1)	(0.1)	(20.8)	—	(0.3)
Net investment income	4.9%	$824.8	5.2%	$859.8	(0.3)%	$(35.0)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net investment income decreased due to lower reinvestment yields primarily on our fixed maturities portfolio and a decrease due to a gain on sale of development real estate in the prior year with no corresponding activity in the current year. These decreases were partially offset by higher inflation-based investment returns on average invested assets and cash, most notably fixed maturities and other investments, as a result of higher inflation in Chile.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for our invested assets for the periods indicated.

	For the three months ended March 31,		Increase (decrease)
	2012	2011	2012 vs. 2011
	(in millions)

Fixed maturities, available-for-sale - credit impairments (1)	$(28.8)	$(50.2)	$21.4
Fixed maturities, available-for-sale - other	12.9	1.0	11.9
Fixed maturities, trading	3.0	(4.6)	7.6
Equity securities — credit impairments, net of recoveries	—	2.1	(2.1)
Derivatives and related hedge activities (2)	(3.5)	(25.2)	21.7
Commercial mortgages	(4.5)	(7.8)	3.3
Other gains	14.2	26.7	(12.5)
Net realized capital losses	$(6.7)	$(58.0)	$51.3

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, were a net gain of $0.0 million and $4.7 million for the three months ended March 31, 2012 and 2011, respectively.

(2)                                 Includes fixed maturities, available-for-sale impairment-related net gains of $0.0 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively, which were hedged by derivatives reflected in this line.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net realized capital losses on fixed maturities, available-for-sale - credit impairments decreased primarily due to lower impairments on commercial mortgage-backed and other asset-backed securities as a result of improved market conditions.

Net realized capital gains on fixed maturities, available-for-sale - other increased as a result of higher gains on sales in 2012 versus 2011.

Net realized capital losses on derivatives and related hedge activities decreased due to gains versus losses on derivatives not designated as hedging instruments, including currency forwards and currency swaps, due to changes in exchange rates.

Other net realized capital gains decreased due to lower equity market gains in 2012 versus 2011.

U.S. Investment Operations

Of our invested assets, $61.7 billion were held by our U.S. operations as of March 31, 2012. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of March 31, 2012, there are twelve members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	March 31, 2012	December 31, 2011	March 31, 2012		December 31, 2011
New mortgages	48%	45%	3.5	x	3.3	x
Entire mortgage portfolio	58%	60%	2.0	x	2.0	x

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

	March 31, 2012		December 31, 2011
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$31,949.6	52%	$32,081.2	53%
Private	14,918.6	24	14,628.1	24
Equity securities	583.4	1	395.9	1
Mortgage loans:
Commercial	9,953.2	16	9,386.0	15
Residential	715.3	1	746.0	1
Real estate held for sale	39.1	—	36.6	—
Real estate held for investment	1,064.0	2	1,047.3	2
Policy loans	848.5	1	861.6	1
Other investments	1,614.1	3	1,783.5	3
Total invested assets	61,685.8	100%	60,966.2	100%
Cash and cash equivalents	1,496.4		2,741.7
Total invested assets and cash	$63,182.2		$63,707.9

Fixed Maturities

Fixed maturities consist of publicly traded and privately placed bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of March 31, 2012 and December 31, 2011, were $9.5 billion and $9.1 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933. Fixed maturities include trading portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. We held $202.5 million and $279.1 million of these trading securities as of March 31, 2012 and December 31, 2011, respectively.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	March 31, 2012		December 31, 2011
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$976.2	2%	$1,004.7	2%
States and political subdivisions	3,066.2	7	3,041.1	7
Non-U.S. governments	588.2	1	676.1	1
Corporate - public	19,088.1	41	19,194.4	41
Corporate - private	12,366.6	26	11,920.7	26
Residential mortgage-backed pass-through securities	3,421.1	7	3,421.3	7
Commercial mortgage-backed securities	3,503.4	7	3,425.7	7
Residential collateralized mortgage obligations	1,325.3	3	1,403.8	3
Asset-backed securities	2,533.1	6	2,621.5	6
Total fixed maturities	$46,868.2	100%	$46,709.3	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 27% and 26% of total fixed maturities as of March 31, 2012 and December 31, 2011, respectively. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	March 31, 2012	December 31, 2011
	(in millions)
European Union	$4,432.6	$4,132.1
United Kingdom	2,420.0	2,329.5
Australia/New Zealand	1,505.0	1,490.1
Asia-Pacific	1,218.7	1,172.3
Latin America	873.1	868.8
Other countries (1)	2,118.5	2,139.8
Total	$12,567.9	$12,132.6

(1)   Includes exposure from 14 countries as of March 31, 2012 and 14 countries as of December 31, 2011.

International fixed maturities are determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of March 31, 2012 and December 31, 2011, our investments in Canada totaled $1,771.6 million and $1,749.1 million, respectively.

Economic and fiscal conditions in select European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to cause credit concerns particularly to financial institutions and banks with exposure to the European periphery region.  Our exposure to the region within our U.S. investment operations fixed maturities portfolio is modest and manageable, representing 2.4% and 2.4% of total fixed maturities as of March 31, 2012 and December 31, 2011, respectively. Additionally, we did not hold any sovereign debt issuances of the selected countries and had not bought or sold credit protection on sovereign issuances as of March 31, 2012 and December 31, 2011.

The fixed maturities within our U.S. operations portfolio with exposure to the region are primarily corporate credit issuances of large multi-national companies where the majority of revenues are coming from outside the country where the parent company is domiciled. Our experience indicates multinational companies have demonstrated better market price performance and credit ratings stability. As of March 31, 2012, 95% of our total portfolio exposure consists of investment grade bonds with an average price of 100 (carrying value/amortized cost) and a weighted average time to maturity of 5 years.

The following table presents the carrying amount of our European periphery zone fixed maturities exposure for the periods indicated:

	March 31, 2012
Select European Exposure	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$62.3	$60.4	$—	$171.0	$293.7
Non-financial institutions	7.5	258.1	233.2	21.9	291.8	812.5
Total	$7.5	$320.4	$293.6	$21.9	$462.8	$1,106.2

	December 31, 2011
Select European Exposure	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$62.1	$53.7	$—	$152.2	$268.0
Non-financial institutions	7.1	295.5	223.9	19.9	284.5	830.9
Total	$7.1	$357.6	$277.6	$19.9	$436.7	$1,098.9

For further details on our International investment operations exposure to these European countries, see “International Investment Operations — Fixed Maturities Exposure.”

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of March 31, 2012.

Amortized cost
(in millions)
Berkshire Hathaway Inc.	$215.2
General Electric Co.	202.3
AT&T Inc.	183.3
Bank of America Corp.	178.1
Wells Fargo & Co.	176.6
HSBC Holdings PLC	157.9
Rabobank Netherlands	156.3
JPMorgan Chase & Co.	154.7
Verizon Communications Inc.	154.2
Republic of Korea	150.8
Total top ten exposures	$1,729.4

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

The Securities Valuation Office (‘‘SVO’’) of the National Association of Insurance Commissioners (‘‘NAIC’’) monitors the bond investments of insurers for regulatory capital and reporting purposes and, when required, assigns securities to one of six investment categories. For certain bonds, the NAIC designations closely mirror the Nationally Recognized Statistical Rating Organizations’ (“NRSRO”) credit ratings. For most corporate bonds, NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated ‘‘Baa3’’ or higher by Moody’s, or ‘‘BBB-’’ or higher by S&P. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated ‘‘Ba1’’ or lower by Moody’s, or ‘‘BB+’’ or lower by S&P.

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

		March 31, 2012			December 31, 2011
NAIC Rating	Rating Agency Equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	AAA/AA/A	$26,592.7	$28,130.0	60%	$26,802.2	$28,115.1	60%
2	BBB	14,501.9	15,275.7	33	14,570.4	15,195.9	33
3	BB	2,755.0	2,519.4	5	2,537.5	2,405.8	5
4	B	676.7	532.8	1	759.1	582.3	1
5	CCC and lower	333.3	266.2	1	329.4	255.5	1
6	In or near default	282.6	144.1	—	273.4	154.7	—
	Total fixed maturities	$45,142.2	$46,868.2	100%	$45,272.0	$46,709.3	100%

Fixed maturities include 12 securities with an amortized cost of $135.8 million, gross gains of $4.6 million, gross losses of $0.2 million and a carrying amount of $140.2 million as of March 31, 2012, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios. As of March 31, 2012, based on amortized cost, 51% of our CMBS portfolio had ratings of A or higher and 39% was issued in 2005 or before and 11% of our ABS home equity portfolio had ratings of A or higher and 87% was issued in 2005 or before.

The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and year of issuance (“vintage”) for our CMBS portfolio as of the periods indicated.

	March 31, 2012
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$71.5	$70.2	$75.0	$75.7	$56.4	$57.3	$78.2	$72.7	$157.1	$114.7	$438.2	$390.6
2004	91.3	95.5	56.8	57.7	46.9	45.2	25.2	19.8	119.5	95.7	339.7	313.9
2005	338.1	366.6	43.7	48.5	25.4	23.7	70.6	59.4	246.2	158.0	724.0	656.2
2006	165.4	173.2	4.8	5.6	67.0	72.3	37.7	38.7	184.2	120.8	459.1	410.6
2007	224.6	221.9	35.7	40.0	148.7	168.7	237.3	254.2	716.4	447.1	1,362.7	1,131.9
2008	11.4	11.7	15.0	17.1	33.1	38.1	—	—	33.7	33.3	93.2	100.2
2009	102.2	106.3	52.7	55.1	—	—	—	—	—	—	154.9	161.4
2010	60.8	66.3	19.5	20.8	—	—	—	—	—	—	80.3	87.1
2011	104.8	107.1	58.6	60.8	—	—	—	—	—	—	163.4	167.9
2012	35.0	34.3	48.5	49.3	—	—	—	—	—	—	83.5	83.6
Total	$1,205.1	$1,253.1	$410.3	$430.6	$377.5	$405.3	$449.0	$444.8	$1,457.1	$969.6	$3,899.0	$3,503.4

	December 31, 2011
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$147.0	$142.3	$81.3	$81.4	$72.2	$70.2	$94.6	$85.2	$117.8	$79.9	$512.9	$459.0
2004	146.5	149.6	56.8	56.9	45.2	41.6	25.1	18.8	79.4	54.7	353.0	321.6
2005	362.0	392.4	43.5	48.0	18.3	17.1	77.5	61.6	225.0	128.7	726.3	647.8
2006	203.4	209.2	4.8	5.6	58.6	62.9	14.6	14.5	151.9	89.9	433.3	382.1
2007	292.2	288.9	22.8	25.1	152.7	165.2	300.8	306.6	637.2	347.8	1,405.7	1,133.6
2008	—	—	15.0	16.3	33.1	36.4	—	—	38.1	32.7	86.2	85.4
2009	123.6	127.5	16.1	16.3	—	—	—	—	—	—	139.7	143.8
2010	76.2	80.8	7.7	7.6	—	—	—	—	—	—	83.9	88.4
2011	165.3	164.0	—	—	—	—	—	—	—	—	165.3	164.0
Total	$1,516.2	$1,554.7	$248.0	$257.2	$380.1	$393.4	$512.6	$486.7	$1,249.4	$733.7	$3,906.3	$3,425.7

The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and vintage for our ABS home equity portfolio supported by subprime first lien mortgages as of the periods indicated.

	March 31, 2012
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$2.8	$2.8	$5.0	$5.1	$11.1	$10.3	$55.7	$50.6	$117.2	$90.1	$191.8	$158.9
2004	—	—	—	—	22.5	21.7	2.2	2.1	47.0	38.5	71.7	62.3
2005	—	—	3.0	3.1	—	—	—	—	72.2	48.8	75.2	51.9
2006	—	—	—	—	—	—	—	—	14.4	11.8	14.4	11.8
2007	—	—	—	—	—	—	—	—	37.1	30.1	37.1	30.1
Total	$2.8	$2.8	$8.0	$8.2	$33.6	$32.0	$57.9	$52.7	$287.9	$219.3	$390.2	$315.0

	December 31, 2011
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$12.3	$12.3	$7.3	$7.0	$12.7	$12.0	$61.2	$54.8	$102.7	$77.1	$196.2	$163.2
2004	1.5	1.4	12.6	11.9	8.4	7.8	2.1	2.1	47.1	38.3	71.7	$61.5
2005	—	—	3.0	3.1	—	—	—	—	67.8	43.3	70.8	$46.4
2006	—	—	—	—	—	—	—	—	14.9	9.5	14.9	$9.5
2007	—	—	—	—	—	—	—	—	37.2	27.8	37.2	$27.8
Total	$13.8	$13.7	$22.9	$22.0	$21.1	$19.8	$63.3	$56.9	$269.7	$196.0	$390.8	$308.4

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

	March 31, 2012	December 31, 2011
	($ in millions)
Total fixed maturities (public and private)	$46,868.2	$46,709.3
Problem fixed maturities (1)	$366.2	$343.5
Potential problem fixed maturities	159.8	166.3
Restructured problem fixed maturities	15.7	14.6
Total problem, potential problem and restructured fixed maturities	$541.7	$524.4
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	1.16%	1.12%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $28.8 million and $54.9 million for the three months ended March 31, 2012 and 2011, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	March 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,638.7	$122.1	$324.0	$4,436.8
Finance — Brokerage	370.5	20.5	2.4	388.6
Finance — Finance Companies	211.4	10.9	2.2	220.1
Finance — Financial Other	549.3	64.1	0.5	612.9
Finance — Insurance	2,922.8	194.3	49.4	3,067.7
Finance — REITS	1,044.7	39.7	15.8	1,068.6
Industrial — Basic Industry	1,773.3	135.3	4.2	1,904.4
Industrial — Capital Goods	2,040.1	152.2	6.9	2,185.4
Industrial — Communications	2,068.3	184.5	12.8	2,240.0
Industrial — Consumer Cyclical	1,559.6	133.3	5.9	1,687.0
Industrial — Consumer Non-Cyclical	3,193.5	282.5	2.9	3,473.1
Industrial — Energy	1,929.9	213.1	1.0	2,142.0
Industrial — Other	571.6	34.6	1.4	604.8
Industrial — Technology	888.2	60.9	6.9	942.2
Industrial — Transportation	576.2	44.3	4.7	615.8
Utility — Electric	2,762.9	250.5	17.1	2,996.3
Utility — Natural Gas	995.0	96.4	3.8	1,087.6
Utility — Other	225.6	22.3	—	247.9
FDIC guaranteed	55.0	0.3	—	55.3
Government guaranteed	1,229.6	118.0	4.4	1,343.2
Total corporate securities	29,606.2	2,179.8	466.3	31,319.7

Residential mortgage-backed pass-through securities	3,125.0	184.4	0.8	3,308.6
Commercial mortgage-backed securities	3,894.8	154.4	550.0	3,499.2
Residential collateralized mortgage obligations	1,310.3	31.7	32.4	1,309.6
Asset-backed securities — Home equity (1)	390.2	0.5	75.7	315.0
Asset-backed securities — All other	1,765.2	23.7	1.6	1,787.3
Collateralized debt obligations — Credit	82.9	—	47.5	35.4
Collateralized debt obligations — CMBS	95.9	2.2	16.0	82.1
Collateralized debt obligations — Loans	218.6	0.8	3.3	216.1
Collateralized debt obligations — ABS	15.0	—	1.7	13.3
Total mortgage-backed and other asset-backed securities	10,897.9	397.7	729.0	10,566.6

U.S. government and agencies	771.2	31.2	1.3	801.1
States and political subdivisions	2,692.6	228.2	3.7	2,917.1
Non-U.S. governments	498.8	89.5	0.1	588.2
Total fixed maturities, available-for-sale	$44,466.7	$2,926.4	$1,200.4	$46,192.7

(1)   This exposure is all related to sub-prime mortgage loans.

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,520.7	$79.9	$445.5	$4,155.1
Finance — Brokerage	381.0	15.4	6.7	389.7
Finance — Finance Companies	216.2	8.9	4.7	220.4
Finance — Financial Other	532.4	55.5	1.1	586.8
Finance — Insurance	2,966.3	227.2	73.0	3,120.5
Finance — REITS	1,015.2	28.3	22.0	1,021.5
Industrial — Basic Industry	1,656.6	135.3	5.4	1,786.5
Industrial — Capital Goods	2,133.0	146.8	14.3	2,265.5
Industrial — Communications	2,033.2	179.9	23.8	2,189.3
Industrial — Consumer Cyclical	1,606.7	130.5	12.4	1,724.8
Industrial — Consumer Non-Cyclical	3,084.0	286.3	3.7	3,366.6
Industrial — Energy	1,978.4	220.9	1.2	2,198.1
Industrial — Other	596.1	32.5	3.9	624.7
Industrial — Technology	851.3	57.7	9.3	899.7
Industrial — Transportation	626.2	45.7	10.3	661.6
Utility — Electric	2,709.6	276.0	18.9	2,966.7
Utility — Natural Gas	1,034.2	100.2	1.8	1,132.6
Utility — Other	197.1	20.1	—	217.2
FDIC guaranteed	80.0	0.6	—	80.6
Government guaranteed	1,219.0	107.8	7.8	1,319.0
Total corporate securities	29,437.2	2,155.5	665.8	30,926.9

Residential mortgage-backed pass-through securities	3,130.8	185.6	0.7	3,315.7
Commercial mortgage-backed securities	3,894.3	117.0	597.6	3,413.7
Residential collateralized mortgage obligations	1,408.1	32.0	51.5	1,388.6
Asset-backed securities — Home equity (1)	390.8	0.2	82.6	308.4
Asset-backed securities — All other	1,808.0	68.1	2.9	1,873.2
Collateralized debt obligations — Credit	82.8	—	34.4	48.4
Collateralized debt obligations — CMBS	98.7	1.6	18.5	81.8
Collateralized debt obligations — Loans	203.2	0.3	8.8	194.7
Collateralized debt obligations — ABS	15.0	—	1.1	13.9
Total mortgage-backed and other asset-backed securities	11,031.7	404.8	798.1	10,638.4

U.S. government and agencies	772.3	32.8	—	805.1
States and political subdivisions	2,670.0	218.2	5.5	2,882.7
Non-U.S. governments	580.7	96.3	0.9	676.1
Total fixed maturities, available-for-sale	$44,491.9	$2,907.6	$1,470.3	$45,929.2

(1)                                 This exposure is all related to sub-prime mortgage loans.

Of the $1,200.4 million in gross unrealized losses as of March 31, 2012, there were $4.7 million in losses attributed to securities scheduled to mature in one year or less, $60.2 million attributed to securities scheduled to mature between one to five years, $37.5 million attributed to securities scheduled to mature between five to ten years, $369.0 million attributed to securities scheduled to mature after ten years and $729.0 million related to mortgage-backed and other ABS that are not classified by maturity year. As of March 31, 2012, we were in a $1,726.0 million net unrealized gain position as compared to a $1,437.3 million net unrealized gains position as of December 31, 2011. Of the $288.7 million increase in net unrealized gains for the three months ended March 31, 2012, an approximate $0.5 million net unrealized loss can be attributed to an approximate 22 basis points increase in interest rates which is more than offset by net unrealized gains related to other market factors.

Fixed Maturities Available-for-Sale Unrealized Losses. We believe that our long-term fixed maturities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. During first quarter 2012, we did not actively increase our investment in available-for-sale below investment grade assets. While Principal Life’s general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to no more than 10% of the total fixed maturities portfolios.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses, including the other-than-temporary impairment losses reported in OCI, as of the periods indicated.

	March 31, 2012				December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,138.5	$2,043.4	$306.7	$29,875.2	$28,497.9	$1,989.8	$435.0	$30,052.7
Private	12,468.9	801.7	227.3	13,043.3	12,298.2	757.4	373.8	12,681.8
Below investment grade:
Public	1,925.4	34.2	340.7	1,618.9	1,834.4	21.3	365.1	1,490.6
Private	1,933.9	47.1	325.7	1,655.3	1,861.4	139.1	296.4	1,704.1
Total fixed maturities, available-for-sale	$44,466.7	$2,926.4	$1,200.4	$46,192.7	$44,491.9	$2,907.6	$1,470.3	$45,929.2

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2012
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$776.3	$8.4	$441.3	$5.8	$1,217.6	$14.2
Greater than three to six months	155.7	5.2	65.7	1.3	221.4	6.5
Greater than six to nine months	393.2	14.7	293.0	8.9	686.2	23.6
Greater than nine to twelve months	384.3	18.8	251.6	10.6	635.9	29.4
Greater than twelve to twenty-four months	150.1	17.2	167.5	10.1	317.6	27.3
Greater than twenty-four to thirty-six months	91.2	8.9	3.2	0.3	94.4	9.2
Greater than thirty-six months	1,030.3	233.5	1,009.2	190.3	2,039.5	423.8
Total fixed maturities, available-for-sale	$2,981.1	$306.7	$2,231.5	$227.3	$5,212.6	$534.0

	December 31, 2011
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$897.5	$14.1	$472.0	$4.9	$1,369.5	$19.0
Greater than three to six months	1,022.9	33.7	747.1	24.0	1,770.0	57.7
Greater than six to nine months	420.3	40.7	337.4	20.2	757.7	60.9
Greater than nine to twelve months	61.8	5.5	65.2	3.4	127.0	8.9
Greater than twelve to twenty-four months	135.0	15.8	184.5	20.5	319.5	36.3
Greater than twenty-four to thirty-six months	65.7	16.3	30.0	5.5	95.7	21.8
Greater than thirty-six months	1,122.5	308.9	1,138.0	295.3	2,260.5	604.2
Total fixed maturities, available-for-sale	$3,725.7	$435.0	$2,974.2	$373.8	$6,699.9	$808.8

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2012
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$34.6	$0.1	$224.0	$12.0	$258.6	$12.1
Greater than three to six months	26.3	1.2	19.0	0.8	45.3	2.0
Greater than six to nine months	63.5	3.7	53.6	3.8	117.1	7.5
Greater than nine to twelve months	52.6	5.7	32.2	0.6	84.8	6.3
Greater than twelve to twenty-four months	35.0	13.6	64.8	8.5	99.8	22.1
Greater than twenty-four to thirty-six months	—	—	16.0	4.1	16.0	4.1
Greater than thirty-six months	721.2	316.4	485.4	295.9	1,206.6	612.3
Total fixed maturities, available-for-sale	$933.2	$340.7	$895.0	$325.7	$1,828.2	$666.4

	December 31, 2011
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$123.4	$3.6	$72.3	$6.3	$195.7	$9.9
Greater than three to six months	71.3	8.1	165.4	12.4	236.7	20.5
Greater than six to nine months	74.3	11.5	30.8	1.9	105.1	13.4
Greater than nine to twelve months	16.9	9.5	29.5	1.6	46.4	11.1
Greater than twelve to twenty-four months	42.2	11.8	18.9	4.4	61.1	16.2
Greater than twenty-four to thirty-six months	17.9	3.6	1.3	0.3	19.2	3.9
Greater than thirty-six months	693.0	317.0	483.5	269.5	1,176.5	586.5
Total fixed maturities, available-for-sale	$1,039.0	$365.1	$801.7	$296.4	$1,840.7	$661.5

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	March 31, 2012
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$38.2	$15.9	$46.7	$14.7	$84.9	$30.6
Greater than three to six months	—	—	33.7	14.4	33.7	14.4
Greater than six to nine months	54.0	25.7	307.3	130.8	361.3	156.5
Greater than nine to twelve months	18.7	11.4	66.4	40.8	85.1	52.2
Greater than twelve months	147.8	245.4	426.2	397.3	574.0	642.7
Total fixed maturities, available-for-sale	$258.7	$298.4	$880.3	$598.0	$1,139.0	$896.4

	December 31, 2011
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$42.4	$14.0	$231.7	$75.5	$274.1	$89.5
Greater than three to six months	74.4	32.2	587.3	263.9	661.7	296.1
Greater than six to nine months	18.2	11.6	77.6	47.2	95.8	58.8
Greater than nine to twelve months	3.5	1.6	6.9	8.5	10.4	10.1
Greater than twelve months	171.9	262.4	452.8	387.6	624.7	650.0
Total fixed maturities, available-for-sale	$310.4	$321.8	$1,356.3	$782.7	$1,666.7	$1,104.5

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $9,953.2 million and $9,386.0 million as of March 31, 2012 and December 31, 2011, respectively. The carrying amount of our residential mortgage loan portfolio was $715.3 million and $746.0 million as of March 31, 2012 and December 31, 2011, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 21% and 22% of our commercial mortgage loan portfolio as of March 31, 2012 and December 31, 2011, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of March 31, 2012 and December 31, 2011, 28% and 30%, respectively, of the commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding was 989 and 975 as of March 31, 2012 and December 31, 2011, respectively. The average loan size of our commercial mortgage portfolio was $10.1 million and $9.7 million as of March 31, 2012 and December 31, 2011, respectively.

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

There has been a decrease in the total level of problem, potential problem and restructured commercial mortgages during first quarter 2012 primarily due to loan payoffs, foreclosures, and improvement in collateral occupancies and values. The South Atlantic and Pacific regions account for over 85% of the problem, potential problem and restructured commercial mortgages as of March 31, 2012. The South Atlantic, Pacific, and East North Central regions accounted for over 90% of the problem, potential problem, and restructured commercial mortgages as of December 31, 2011. Office and apartment properties accounted for over half of the problem, potential problem and restructured commercial mortgages as of both March 31, 2012 and December 31, 2011.

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated.

	March 31, 2012	December 31, 2011
	($ in millions)
Total commercial mortgages	$9,953.2	$9,386.0
Problem commercial mortgages	$64.7	$112.7
Potential problem commercial mortgages	102.5	152.8
Restructured problem commercial mortgages	52.6	7.5
Total problem, potential problem and restructured commercial mortgages	$219.8	$273.0
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	2.21%	2.91%

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

The valuation allowance decreased $12.4 million for the three months ended March 31, 2012, and decreased $15.8 million for the year ended December 31, 2011. The decrease in the level of valuation allowance during 2012 was related to the same market factors as those causing the decrease in the level of problem, potential problem and restructured commercial mortgages during the three months ended March 31, 2012. The decrease in the level of valuation allowance during 2011 was primarily related to loan write downs, payoffs and loan sales and the related release of valuation allowance, which is partially offset by current period provisions. The South Atlantic region accounts for the highest level of reserves at both March 31, 2012 and December 31, 2011.

The following table represents our commercial mortgage valuation allowance for the periods indicated.

	March 31, 2012	December 31, 2011
	($ in millions)
Balance, beginning of period	$64.8	$80.6
Provision	7.0	17.0
Charge-offs	(19.4)	(32.9)
Recoveries	—	0.1
Balance, end of period	$52.4	$64.8
Valuation allowance as % of carrying value before reserves	0.52%	0.69%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $583.1 million and $611.0 million and first lien mortgages with an amortized cost of $167.5 million and $171.0 million as of March 31, 2012 and December 31, 2011, respectively, primarily held by our Bank and Trust Services business. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $22.5 million and $24.0 million as of March 31, 2012 and December 31, 2011, respectively. We establish the residential mortgage loan valuation allowance at levels considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the portfolio. Such evaluation considers numerous factors, including, but not limited to net charge-off trends, loss forecasts, collateral values, geographic location, borrower credit scores, delinquency rates, industry condition and economic trends. The changes in the valuation allowance are reported in net realized capital gains (losses) on our consolidated statements of operations.

Our residential mortgage loan portfolio, and in particular our home equity loan portfolio, experienced an increase in loss severity from sustained elevated levels of unemployment along with continued depressed collateral values beginning in 2010. While these factors continue to drive charge-offs, loss rates are showing signs of stabilization and the portfolio balance is declining. The following table represents our residential mortgage valuation allowance for the periods indicated.

	March 31, 2012	December 31, 2011
	($ in millions)
Balance, beginning of period	$36.0	$37.7
Provision	6.4	28.5
Charge-offs	(8.3)	(33.4)
Recoveries	1.2	3.2
Balance, end of period	$35.3	$36.0
Valuation allowance as % of carrying value before reserves	4.7%	4.6%

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2012 and December 31, 2011, the carrying amount of our equity real estate investment was $1,103.1 million, or 2%, and $1,083.9 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,064.0 million and $1,047.3 million as of March 31, 2012 and December 31, 2011, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the three months ended March 31, 2012 and year ended December 31, 2011, there were no such impairment adjustments.

The carrying amount of real estate held for sale was $39.1 million and $36.6 million as of March 31, 2012 and December 31, 2011, respectively. There were no valuation allowances as of March 31, 2012 or December 31, 2011. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central, and Pacific regions of the United States as of March 31, 2012. By property type, there is a concentration in office, industrial, and retail that represented approximately 77% of the equity real estate portfolio as of March 31, 2012.

Other Investments

Our other investments totaled $1,614.1 million as of March 31, 2012, compared to $1,783.5 million as of December 31, 2011. Derivative assets accounted for $944.5 million and $1,156.5 million in other investments as of March 31, 2012 and December 31, 2011, respectively. The remaining invested assets include equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $5.6 billion were held by our Principal International segment as of March 31, 2012. The assets are managed by either our Principal Global Investors segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of March 31, 2012 and December 31, 2011, were fixed maturities, other investments, residential mortgage loans and equity securities. In addition, policy loans are included in our invested assets. The following table excludes invested assets of the separate accounts.

	March 31, 2012		December 31, 2011
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities - Public	$3,501.8	63%	$3,269.1	63%
Equity securities	91.4	2	86.0	2
Mortgage loans:
Commercial	11.2	—	10.6	—
Residential	629.2	11	584.6	11
Real estate held for sale	8.0	—	8.2	—
Real estate held for investment	0.8	—	0.8	—
Policy loans	25.4	—	23.5	1
Other investments	1,338.4	24	1,202.3	23
Total invested assets	5,606.2	100%	5,185.1	100%
Cash and cash equivalents	155.5		92.2
Total invested assets and cash	$5,761.7		$5,277.3

Investments in equity method subsidiaries and direct financing leases accounted for $705.8 million and $573.6 million, respectively, of other investments as of March 31, 2012. Investments in equity method subsidiaries and direct financing leases accounted for $667.5 million and $507.5 million, respectively, of other investments as of December 31, 2011. The remaining other investments as of both March 31, 2012 and December 31, 2011, are primarily related to derivative assets and other short-term investments.

Fixed Maturities Exposure

Economic and fiscal conditions in select European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to cause credit concerns particularly to financial institutions and banks with exposure to the European periphery region. Our exposure to the region within our International investment operations fixed maturities portfolio is manageable, representing 7.4% and 7.7% of our total International invested assets as of March 31, 2012 and December 31, 2011, respectively. Portfolio holdings with exposure to this region consist of fixed maturities issued in the same countries as our International operations by local subsidiaries of the European parent. Nearly all of the exposure is to bonds issued in Chile. In addition, we did not hold any sovereign debt issuances of the selected countries and had not bought or sold credit protection on sovereign issuances as of March 31, 2012 and December 31, 2011.

Financial sector exposure is to local subsidiary banks, subject to local capital requirements and banking regulation. The current financial exposure carries an average AAA local rating from S&P and the average time to maturity is 18 years. Non-financial sector exposure consists primarily of infrastructure bonds, which are backed by the project itself, often with minimum revenue guarantees from the government. The current non-financial exposure carries an average AA local rating from S&P. The current Italian exposure has an average time to maturity of 14 years. In addition, the current Spanish exposure has an average time to maturity of 13 years. As of March 31, 2012, our total portfolio exposure had an average price of 107 (carrying value/amortized cost).

The following table presents the carrying amount of our European periphery zone fixed maturities exposure for the periods indicated.

	March 31, 2012			December 31, 2011
Select European Exposure	Italy	Spain	Total	Italy	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$257.5	$257.5	$—	$241.5	$241.5
Non-financial institutions	46.8	119.3	166.1	52.5	112.4	164.9
Total	$46.8	$376.8	$423.6	$52.5	$353.9	$406.4

For further details on our U.S. investment operations exposure to these European countries, see “U.S. Investment Operations — Fixed Maturities.”

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

We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of March 31, 2012, approximately $10.4 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity.

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

As of March 31, 2012, the difference between the asset and liability durations on our primary duration-managed portfolio was -0.12, as compared to -0.35 as of December 31, 2011. This duration gap indicates that, as of March 31, 2012, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $26,074.4 million and $26,811.6 million as of March 31, 2012 and December 31, 2011, respectively.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of March 31, 2012, the weighted-average difference between the asset and liability durations on these portfolios was -3.44, as compared to -3.03 as of December 31, 2011. This duration gap indicates that, as of March 31, 2012, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $25,566.4 million and $25,650.8 million as of March 31, 2012 and December 31, 2011, respectively.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,253.9 million and $5,400.0 million as of March 31, 2012 and December 31, 2011, respectively.

Using the assumptions and data in effect as of March 31, 2012, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $911.2 million, compared with an estimated $871.9 million increase as of December 31, 2011. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	March 31, 2012
			Net	Net
	Value of	Duration	duration	fair value
Risk Management Strategy	total assets	of assets	gap	change
	(in millions)			(in millions)
Primary duration-managed	$26,074.4	3.73	(0.12)	$31.3
Duration-monitored	25,566.4	4.28	(3.44)	879.9
Non duration-managed	5,253.9	4.19	N/A	N/A
Total	$56,894.7			$911.2

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

The aggregate fair value of long-term debt, excluding accrued interest, was $1,773.0 million and $1,750.7 million, as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $129.7 million, as compared to an estimated $129.1 million increase as of December 31, 2011. As of March 31, 2012, a 100 basis point immediate, parallel increase in interest rates would decrease the fair value of debt by approximately $123.2 million, as compared to an estimated $118.1 million decrease as of December 31, 2011. Debt is not recorded at fair value on the consolidated statements of financial position.

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

Derivatives in our portfolio with interest rate sensitivity were in a net liability position with a fair value of $446.4 million and $424.6 million as of March 31, 2012 and December 31, 2011, respectively. The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	March 31, 2012
		Weighted	Fair value (no accrued interest)
	Notional	average	-100 basis		+100 basis
	amount	term (years) (1)	point change	No change	point change
			($ in millions)
Interest rate swaps	$19,923.7	5.14	$(439.7)	$(474.2)	$(514.0)
Interest rate collars	500.0	10.90	58.5	25.6	12.6
Swaptions	325.0	3.47	0.6	2.2	7.4
Futures (2)	30.5	0.24	(1.2)	—	1.2
Total	$20,779.2		$(381.8)	$(446.4)	$(492.8)

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

We estimate that as of March 31, 2012, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2011. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $188.5 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2012, as compared to an estimated $167.8 million, or 10%, reduction as of December 31, 2011. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $4.6 million, or 11%, reduction in the operating earnings of our international operations for the three months ended March 31, 2012, as compared to an estimated $3.4 million, or 12%, reduction for the three months ended March 31, 2011.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $2,311.3 million and $2,454.3 million as of March 31, 2012 and December 31, 2011, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,298.2 million and $1,390.1 million as of March 31, 2012 and December 31, 2011, respectively.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. Our operations in Chile had currency swaps with a notional amount of $75.4 million and $75.4 million as of March 31, 2012 and December 31, 2011, respectively, which were used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $176.5 million and $147.3 million as of March 31, 2012 and December 31, 2011, respectively, in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2012 or 2011.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of March 31, 2012 and December 31, 2011, the fair value of our equity securities was $674.8 million and $481.9 million, respectively. As of March 31, 2012, a 10% decline in the value of the equity securities would result in an unrealized loss of $67.5 million, as compared to an estimated unrealized loss of $48.2 million as of December 31, 2011.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. We estimate that an immediate 10% decline in the S&P index, followed by a 2% per quarter increase would reduce our annual operating earnings by approximately four to six percent. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition costs and other actuarial balances.

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

The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. We recognized a pre-tax loss on the derivatives used to economically hedge our GMWB market risk of $113.0 million and $32.2 million for the three months ended March 31, 2012 and 2011, respectively. We recognized a pre-tax gain on the change in fair value of the GMWB embedded derivative that is primarily related to market risk impacts (excluding spread reflecting our own creditworthiness) of $138.1 million and $22.9 million for the three months ended March 31, 2012 and 2011, respectively. Additionally, we recognized a pre-tax loss on the change in value of the GMWB liability related to other factors of $68.7 million and $26.8 million for the three months ended March 31, 2012 and 2011, respectively, primarily related to incorporating a spread reflecting our own creditworthiness. We reflect the actual and expected changes in value of the GMWB embedded derivative and the associated hedging instruments in our estimated gross profits, which resulted in a pre-tax decrease in DPAC amortization of $25.9 million and $14.7 million for the three months ended March 31, 2012 and 2011, respectively.

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

Use of Derivatives to Diversify or Hedge Credit Risk. We purchase credit default swaps to hedge credit exposures in our investment portfolio and total return swaps to hedge our investment portfolio from credit losses. We sell credit default swaps to offer credit protection to investors. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $370.8 million and $607.0 million and total return swaps of $100.0 million and $15.0 million as of March 31, 2012 and December 31, 2011, respectively. We had credit exposure through credit default swaps with a notional amount of $140.0 million and $147.4 million as of March 31, 2012 and December 31, 2011, respectively, by investing in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $770.6 million and $775.9 million as of March 31, 2012 and December 31, 2011, respectively.

Derivative Counterparty Risk

In conjunction with our use of derivatives, we are exposed to counterparty risk, or the risk that the counterparty fails to perform the terms of the derivative contract. We actively manage this risk by:

•	obtaining approval of all new counterparties by the Investment Committee;
•	establishing exposure limits that take into account non-derivative exposure we have with the counterparty as well as derivative exposure;
•	performing similar credit analysis prior to approval on each derivatives counterparty that we do when lending money on a long-term basis;
•	diversifying our risk across numerous approved counterparties;
•	implementing credit support annex (collateral) agreements (“CSAs”) with a majority of our counterparties to further limit counterparty exposures, which provide for netting of exposures;
•	limiting exposure to A credit or better for counterparties without CSAs;
•	conducting stress-test analysis to determine the maximum exposure created during the life of a prospective transaction and
•	daily monitoring of counterparty credit ratings, exposures and associated collateral levels.

We believe the risk of incurring losses due to nonperformance by our counterparties is manageable. For further information on derivatives, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments.”

Based on our accounting policy, our disclosed exposure measures the fair value of derivatives that have become favorable to us and, therefore, is a combined credit exposure if all of the involved counterparties failed to fulfill their obligations. In the hypothetical scenario where all of our counterparties fail to fulfill their obligations, our exposure would be $1,041.7 million; however, including collateral received our exposure would be reduced to $894.9 million at March 31, 2012. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Exposure.”

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. Netting positive and negative exposures would yield an exposure of $184.0 million, which is reduced to $37.2 million with pledged collateral at March 31, 2012. As of March 31, 2012, we held total collateral of $146.8 million in the form of cash and securities and we posted $485.0 million in cash and securities as collateral to our counterparties. We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As a result of our management of our counterparty risk and the collateralization of our derivative portfolio, any deterioration in our derivative counterparties’ credit would not materially impact our financial statements as of March 31, 2012.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2012, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

Issuer Purchases of Equity Securities

				Maximum number
				(or approximate
				dollar value) of
			Total number of	shares (or units)
			shares (or units)	that may yet be
		Average	purchased as part	purchased under
	Total number of	price paid	of publicly	the plans or
	shares (or units)	per share	announced	programs (in
Period	purchased (1)	(or unit)	plans or programs	millions) (2)
January 1, 2012 — January 31, 2012	675	$26.21	—	$—
February 1, 2012 — February 29, 2012	285,323	27.84	—	100.0
March 1, 2012 — March 31, 2012	2,048,998	27.43	1,823,735	50.0
Total	2,334,996		1,823,735

(1) Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of a publicly announced program.

(2) During February 2012, our Board of Directors authorized a repurchase program of up to $100.0 million of our outstanding common stock.

Exhibit Index

Exhibit Number	Description
10.1.5	Amended and Restated Principal Financial Group, Inc. 2010 Stock Incentive Plan
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
18	Change in Method of Accounting Principle - Reinsurance Accounting Change
31.1	Certification of Larry D. Zimpleman
31.2	Certification of Terrance J. Lillis
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Other Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: May 2, 2012	By	/s/ Terrance J. Lillis
Terrance J. Lillis
Senior Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description
10.1.5	Amended and Restated Principal Financial Group, Inc. 2010 Stock Incentive Plan
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
18	Change in Method of Accounting Principle - Reinsurance Accounting Change
31.1	Certification of Larry D. Zimpleman
31.2	Certification of Terrance J. Lillis
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Other Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.