Form 10-Q
period 2012-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2012-08-01
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 25, 2012, was 295,119,492.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	June 30, 2012	December 31, 2011
	(Unaudited)	(As adjusted)
	(in millions)
Assets
Fixed maturities, available-for-sale (2012 and 2011 include $192.4 million and $214.2 million related to consolidated variable interest entities)	$49,793.6	$49,006.7
Fixed maturities, trading (2012 and 2011 both include $132.4 million related to consolidated variable interest entities)	776.5	971.7
Equity securities, available-for-sale	139.0	77.1
Equity securities, trading (2012 and 2011 include $0.0 million and $207.6 million related to consolidated variable interest entities)	224.3	404.8
Mortgage loans	11,158.6	10,727.2
Real estate	1,174.1	1,092.9
Policy loans	867.8	885.1
Other investments (2012 and 2011 include $83.6 million and $97.8 million related to consolidated variable interest entities, of which $83.6 million and $97.5 million are measured at fair value under the fair value option)	3,096.8	2,985.8
Total investments	67,230.7	66,151.3
Cash and cash equivalents (2012 and 2011 include $0.0 million and $317.7 million related to consolidated variable interest entities)	1,646.6	2,833.9
Accrued investment income	589.5	615.2
Premiums due and other receivables	1,097.0	1,196.5
Deferred policy acquisition costs	2,663.8	2,428.0
Property and equipment	469.7	457.2
Goodwill	542.0	482.3
Other intangibles	934.9	890.6
Separate account assets	75,950.5	71,364.4
Other assets	926.0	942.3
Total assets	$152,050.7	$147,361.7
Liabilities
Contractholder funds	$36,727.5	$37,676.4
Future policy benefits and claims	20,791.4	20,210.4
Other policyholder funds	663.4	548.6
Short-term debt	262.9	105.2
Long-term debt	1,576.9	1,564.8
Income taxes currently payable	2.4	3.1
Deferred income taxes	568.7	208.7
Separate account liabilities	75,950.5	71,364.4
Other liabilities (2012 and 2011 include $320.7 million and $565.2 million related to consolidated variable interest entities, of which $84.1 million and $88.4 million are measured at fair value under the fair value option)	6,011.6	6,286.2
Total liabilities	142,555.3	137,967.8

Redeemable noncontrolling interest	60.5	22.2

Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2012 and 2011	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2012 and 2011	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 452.6 million and 450.3 million shares issued, and 295.6 million and 301.1 million shares outstanding in 2012 and 2011	4.5	4.5
Additional paid-in capital	9,685.4	9,634.7
Retained earnings	4,667.1	4,402.3
Accumulated other comprehensive income	550.5	258.0
Treasury stock, at cost (157.0 million and 149.2 million shares in 2012 and 2011)	(5,484.9)	(5,281.7)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	9,422.7	9,017.9
Noncontrolling interest	12.2	353.8
Total stockholders’ equity	9,434.9	9,371.7
Total liabilities and stockholders’ equity	$152,050.7	$147,361.7

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Revenues
Premiums and other considerations	$681.3	$751.9	$1,361.1	$1,549.0
Fees and other revenues	636.1	633.2	1,234.1	1,256.2
Net investment income	801.0	873.6	1,625.8	1,733.4
Net realized capital gains, excluding impairment losses on available-for-sale securities	32.2	88.3	54.3	82.7
Total other-than-temporary impairment losses on available-for- sale securities	(49.1)	(40.9)	(82.8)	(54.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	17.1	(9.7)	22.0	(48.1)
Net impairment losses on available-for-sale securities	(32.0)	(50.6)	(60.8)	(103.0)
Net realized capital gains (losses)	0.2	37.7	(6.5)	(20.3)
Total revenues	2,118.6	2,296.4	4,214.5	4,518.3
Expenses
Benefits, claims and settlement expenses	1,110.0	1,193.9	2,322.5	2,382.8
Dividends to policyholders	49.5	52.9	99.8	106.5
Operating expenses	724.1	739.4	1,280.1	1,457.3
Total expenses	1,883.6	1,986.2	3,702.4	3,946.6
Income before income taxes	235.0	310.2	512.1	571.7
Income taxes	50.9	61.0	109.1	113.7
Net income	184.1	249.2	403.0	458.0
Net income attributable to noncontrolling interest	2.7	23.6	11.9	42.2
Net income attributable to Principal Financial Group, Inc.	181.4	225.6	391.1	415.8
Preferred stock dividends	8.3	8.3	16.5	16.5
Net income available to common stockholders	$173.1	$217.3	$374.6	$399.3

Earnings per common share
Basic earnings per common share	$0.58	$0.68	$1.25	$1.24

Diluted earnings per common share	$0.58	$0.67	$1.24	$1.23

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Net income	$184.1	$249.2	$403.0	$458.0
Other comprehensive income, net:
Net unrealized gains on available-for-sale securities	100.7	146.7	262.0	322.1
Noncredit component of impairment losses on fixed maturities, available-for-sale	(9.9)	9.0	(10.8)	26.3
Net unrealized gains (losses) on derivative instruments	48.9	(8.2)	45.4	(12.6)
Foreign currency translation adjustment	(86.7)	49.7	(21.4)	71.5
Net unrecognized postretirement benefit obligation	8.8	(21.9)	17.5	27.3
Other comprehensive income	61.8	175.3	292.7	434.6
Comprehensive income	245.9	424.5	695.7	892.6
Comprehensive income attributable to noncontrolling interest	2.1	23.6	12.1	42.2
Comprehensive income attributable to Principal Financial Group, Inc.	$243.8	$400.9	$683.6	$850.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Accumulated
	Series A	Series B		Additional		other			Total
	preferred	preferred	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	stock	stock	capital	earnings	income	stock	interest	equity
	(in millions)
Balances at January 1, 2011 (as adjusted)	$—	$0.1	$4.5	$9,563.8	$3,999.4	$306.7	$(4,725.3)	$157.2	$9,306.4
Common stock issued	—	—	—	10.8	—	—	—	—	10.8
Stock-based compensation and additional related tax benefits	—	—	—	21.1	—	—	—	—	21.1
Treasury stock acquired, common	—	—	—	—	—	—	(236.2)	—	(236.2)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4.8)	(4.8)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	76.2	76.2
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2.0)	—	—	—	(5.4)	(7.4)
Net income	—	—	—	—	415.8	—	—	42.2	458.0
Other comprehensive income	—	—	—	—	—	434.6	—	—	434.6
Balances at June 30, 2011	$—	$0.1	$4.5	$9,593.7	$4,398.7	$741.3	$(4,961.5)	$265.4	$10,042.2

Balances at January 1, 2012	$—	$0.1	$4.5	$9,634.7	$4,402.3	$258.0	$(5,281.7)	$353.8	$9,371.7
Common stock issued	—	—	—	11.7	—	—	—	—	11.7
Stock-based compensation and additional related tax benefits	—	—	—	39.0	(1.8)	—	—	—	37.2
Treasury stock acquired, common	—	—	—	—	—	—	(203.2)	—	(203.2)
Dividends to common stockholders	—	—	—	—	(108.0)	—	—	—	(108.0)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5.7)	(5.7)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	6.2	6.2
Deconsolidation of certain variable interest entities	—	—	—	—	—	—	—	(353.2)	(353.2)
Net income (excludes $0.7 million attributable to redeemable noncontrolling interest)	—	—	—	—	391.1	—	—	11.2	402.3
Other comprehensive income (excludes $0.3 million attributable to redeemable noncontrolling interest)	—	—	—	—	—	292.5	—	(0.1)	292.4
Balances at June 30, 2012	$—	$0.1	$4.5	$9,685.4	$4,667.1	$550.5	$(5,484.9)	$12.2	$9,434.9

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2012	2011
	(in millions)
Operating activities
Net income	$403.0	$458.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	(60.4)	100.1
Additions to deferred policy acquisition costs	(200.4)	(163.9)
Accrued investment income	25.7	43.6
Net cash flows for trading securities	81.2	82.8
Premiums due and other receivables	82.4	(78.6)
Contractholder and policyholder liabilities and dividends	806.3	626.0
Current and deferred income tax benefits	(16.0)	(4.3)
Net realized capital losses	6.5	20.3
Depreciation and amortization expense	68.2	59.3
Mortgage loans held for sale, acquired or originated	(42.9)	(89.6)
Mortgage loans held for sale, sold or repaid, net of gain	60.6	29.4
Real estate acquired through operating activities	(14.5)	—
Real estate sold through operating activities	2.0	135.8
Stock-based compensation	37.5	21.0
Other	262.8	545.6
Net adjustments	1,099.0	1,327.5
Net cash provided by operating activities	1,502.0	1,785.5
Investing activities
Available-for-sale securities:
Purchases	(3,911.8)	(3,407.5)
Sales	695.1	759.7
Maturities	3,102.3	3,133.3
Mortgage loans acquired or originated	(1,310.9)	(599.7)
Mortgage loans sold or repaid	816.0	928.8
Real estate acquired	(39.8)	(18.1)
Net purchases of property and equipment	(24.7)	(18.5)
Purchase of interests in subsidiaries, net of cash acquired	(62.5)	—
Net change in other investments	(90.5)	15.9
Net cash provided by (used in) investing activities	(826.8)	793.9
Financing activities
Issuance of common stock	11.7	10.8
Acquisition of treasury stock	(203.2)	(236.2)
Proceeds from financing element derivatives	20.8	42.5
Payments for financing element derivatives	(26.4)	(25.8)
Excess tax benefits from share-based payment arrangements	10.7	1.9
Dividends to common stockholders	(108.0)	—
Dividends to preferred stockholders	(8.2)	(16.5)
Issuance of long-term debt	9.1	2.0
Principal repayments of long-term debt	(1.5)	(3.1)
Net proceeds from short-term borrowings	155.5	—
Investment contract deposits	2,886.7	2,344.3
Investment contract withdrawals	(4,595.4)	(4,371.3)
Net decrease in banking operation deposits	(10.6)	(33.8)
Other	(3.7)	(2.0)
Net cash used in financing activities	(1,862.5)	(2,287.2)
Net increase (decrease) in cash and cash equivalents	(1,187.3)	292.2
Cash and cash equivalents at beginning of period	2,833.9	1,877.4
Cash and cash equivalents at end of period	$1,646.6	$2,169.6

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2011, included in our Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2011, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to prior period financial statements to conform to the June 30, 2012, presentation.

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

Effective January 1, 2012, we voluntarily changed our method of accounting for the cost of long duration universal life and variable universal life reinsurance contracts. In conjunction with this change, we also changed our accounting policy for estimated gross profits (“EGPs”). These changes are collectively referred to as the “Reinsurance Accounting Change”. Under our previous method, we recognized all reinsurance cash flows as part of the net cost of reinsurance and amortized this balance over the estimated lives of the underlying policies in proportion to the pattern of EGPs on the underlying policies. Under the new method, any difference between actual and expected reinsurance cash flows are recognized in earnings immediately instead of being deferred and amortized over the life of the underlying policies. In conjunction with this change, we also changed our policy for determining EGPs relating to these contracts to include the difference between actual and expected reinsurance cash flows, where previously these effects had not been included. We adopted the new policies because we believe that they better reflect the economics of our reinsurance transactions by accounting for direct claims and related reinsurance recoveries in the same period. In addition, the new policies are consistent with our intent to purchase reinsurance to protect us against large and unexpected claims.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Consolidated Statements of Financial Position

	December 31, 2011
				Change attributed to
		As			Reinsurance
	As	originally	Effect of	DPAC	Accounting
	adjusted	reported	change	Guidance	Change
	(in millions)
Assets
Other investments	$2,985.8	$2,988.0	$(2.2)	$(2.2)	$—
Premiums due and other receivables	1,196.5	1,245.2	(48.7)	—	(48.7)
Deferred policy acquisition costs	2,428.0	3,313.5	(885.5)	(884.4)	(1.1)

Liabilities
Future policy benefits and claims	20,210.4	20,207.9	2.5	—	2.5
Other policyholder funds	548.6	543.7	4.9	7.0	(2.1)
Deferred income taxes	208.7	533.4	(324.7)	(307.1)	(17.6)

Stockholders’ equity
Retained earnings	4,402.3	5,077.5	(675.2)	(642.0)	(33.2)
Accumulated other comprehensive income	258.0	201.9	56.1	55.5	0.6

Consolidated Statements of Operations

	For the three months ended June 30, 2011
				Change attributed to
		As			Reinsurance
	As	originally	Effect of	DPAC	Accounting
	adjusted	reported	change	Guidance (1)	Change (2)
	(in millions, except per share data)
Revenue
Fees and other revenues	$633.2	$678.6	$(45.4)	$0.1	$(45.5)
Net investment income	873.6	873.8	(0.2)	(0.2)	—

Expenses
Benefits, claims and settlement expenses	1,193.9	1,013.7	180.2	—	180.2
Operating expenses	739.4	903.1	(163.7)	(21.9)	(141.8)

Income before income taxes	310.2	372.3	(62.1)	21.8	(83.9)
Income taxes	61.0	82.4	(21.4)	8.0	(29.4)
Net income	$249.2	$289.9	$(40.7)	$13.8	$(54.5)

Net income available to common stockholders	$217.3	$258.0	$(40.7)	$13.8	$(54.5)

Earnings per common share
Basic earnings per common share	$0.68	$0.81	$(0.13)	$0.04	$(0.17)

Diluted earnings per common share	$0.67	$0.80	$(0.13)	$0.04	$(0.17)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Consolidated Statements of Operations

	For the six months ended June 30, 2011
				Change attributed to
		As			Reinsurance
	As	originally	Effect of	DPAC	Accounting
	adjusted	reported	change	Guidance (1)	Change (2)
	(in millions, except per share data)
Revenue
Fees and other revenues	$1,256.2	$1,299.4	$(43.2)	$0.2	$(43.4)
Net investment income	1,733.4	1,733.7	(0.3)	(0.3)	—

Expenses
Benefits, claims and settlement expenses	2,382.8	2,205.2	177.6	—	177.6
Operating expenses	1,457.3	1,594.3	(137.0)	(1.7)	(135.3)

Income before income taxes	571.7	655.8	(84.1)	1.6	(85.7)
Income taxes	113.7	142.8	(29.1)	0.9	(30.0)
Net income	$458.0	$513.0	$(55.0)	$0.7	$(55.7)

Net income available to common stockholders	$399.3	$454.3	$(55.0)	$0.7	$(55.7)

Earnings per common share
Basic earnings per common share	$1.24	$1.42	$(0.18)	$—	$(0.18)

Diluted earnings per common share	$1.23	$1.40	$(0.17)	$—	$(0.17)

(1)    In general as a result of the adoption of the DPAC Guidance we capitalize fewer expenses, which lowers earnings. In the second quarter of 2011, we made routine model refinements in our individual life insurance business that resulted in a write-down of our DPAC asset. The DPAC Guidance was applied to a lower DPAC asset, which reduced the DPAC write-off associated with the model refinements. This positive impact to earnings more than offset the negative impact of lower capitalization during the quarter.

(2)    In the second quarter of 2011, we made various routine adjustments to our model and assumptions in our individual life insurance business. When we updated our actuarial models for the Reinsurance Accounting Change, several of the components of our integrated insurance accounting model were impacted, resulting in changes to various balance sheet and income statement line items. While the same model and assumptions were used to derive both the “as originally reported” and “as adjusted” balances, the financial statement impacts of the model and assumption changes upon adjustment were different than previously reported because of changes to the pattern of EGPs caused by the application of our Reinsurance Accounting Change.

The following tables show the impact of the Reinsurance Accounting Change on the current period financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Consolidated Statements of Financial Position

	June 30, 2012
	New	Former	Effect of
	reinsurance	reinsurance	Reinsurance
	accounting	accounting	Accounting
	method	method	Change
	(in millions)
Assets
Premiums due and other receivables	$1,097.0	$1,162.3	$(65.3)
Deferred policy acquisition costs	2,663.8	2,646.1	17.7

Liabilities
Future policy benefits and claims	20,791.4	20,791.5	(0.1)
Other policyholder funds	663.4	656.5	6.9
Deferred income taxes	568.7	587.7	(19.0)

Stockholders’ equity
Retained earnings	4,667.1	4,701.0	(33.9)
Accumulated other comprehensive income	550.5	552.0	(1.5)

Consolidated Statements of Operations

	For the three months ended June 30, 2012
	New	Former	Effect of
	reinsurance	reinsurance	Reinsurance
	accounting	accounting	Accounting
	method	method	Change
	(in millions, except per share data)
Revenue
Fees and other revenues	$636.1	$636.6	$(0.5)

Expenses
Benefits, claims and settlement expenses	1,110.0	1,108.7	1.3
Operating expenses	724.1	725.2	(1.1)

Income before income taxes	235.0	235.7	(0.7)
Income taxes	50.9	51.1	(0.2)
Net income	$184.1	$184.6	$(0.5)

Net income available to common stockholders	$173.1	$173.6	$(0.5)

Earnings per common share
Basic earnings per common share	$0.58	$0.58	$—
Diluted earnings per common share	$0.58	$0.58	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Consolidated Statements of Operations

	For the six months ended June 30, 2012
	New	Former	Effect of
	reinsurance	reinsurance	Reinsurance
	accounting	accounting	Accounting
	method	method	Change
	(in millions, except per share data)
Revenue
Fees and other revenues	$1,234.1	$1,243.1	$(9.0)

Expenses
Benefits, claims and settlement expenses	2,322.5	2,308.5	14.0
Operating expenses	1,280.1	1,302.1	(22.0)

Income before income taxes	512.1	513.1	(1.0)
Income taxes	109.1	109.4	(0.3)
Net income	$403.0	$403.7	$(0.7)

Net income available to common stockholders	$374.6	$375.3	$(0.7)

Earnings per common share
Basic earnings per common share	$1.25	$1.25	$—
Diluted earnings per common share	$1.24	$1.24	$—

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

June 30, 2012

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

Separate Accounts

At June 30, 2012 and December 31, 2011, the separate accounts include a separate account valued at $146.6 million and $146.5 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

Hedge Funds

We are a general partner with insignificant equity ownership in various hedge funds. These entities were deemed VIEs due to the equity owners not having decision-making ability. We determined we were the primary beneficiary of these entities due to our control through our management relationships, related party ownership and our fee structure in certain of these funds.

In the second quarter of 2012, the hedge funds were no longer consolidated. We determined we were no longer the primary beneficiary due to the increase in external ownership in the funds. As a result of deconsolidation, total assets decreased $587.2 million and liabilities and noncontrolling interest decreased $586.1 million.

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

		Collateralized
		private investment
	Grantor trusts	vehicles	CMBS	Hedge funds (2)	Total
	(in millions)
June 30, 2012
Fixed maturities, available-for-sale	$184.8	$7.6	$—	$—	$192.4
Fixed maturities, trading	—	132.4	—	—	132.4
Other investments	—	—	83.6	—	83.6
Accrued investment income	0.6	—	0.5	—	1.1
Total assets	$185.4	$140.0	$84.1	$—	$409.5
Deferred income taxes	$1.9	$—	$—	$—	$1.9
Other liabilities (1)	133.9	135.9	50.9	—	320.7
Total liabilities	$135.8	$135.9	$50.9	$—	$322.6
December 31, 2011
Fixed maturities, available-for-sale	$199.2	$15.0	$—	$—	$214.2
Fixed maturities, trading	—	132.4	—	—	132.4
Equity securities, trading	—	—	—	207.6	207.6
Other investments	—	—	97.5	0.3	97.8
Cash and cash equivalents	—	—	—	317.7	317.7
Accrued investment income	1.2	0.1	0.6	—	1.9
Premiums due and other receivables	—	—	—	39.1	39.1
Total assets	$200.4	$147.5	$98.1	$564.7	$1,010.7
Deferred income taxes	$2.2	$—	$—	$—	$2.2
Other liabilities (1)	136.9	143.8	64.5	220.0	565.2
Total liabilities	$139.1	$143.8	$64.5	$220.0	$567.4

(1)             Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; collateralized private investment vehicles include derivative liabilities and obligation to redeem notes at maturity or termination of the trust; CMBS includes obligation to the bondholders; and hedge funds include liabilities to securities brokers.

(2)             The consolidated statements of financial position included a $343.6 million noncontrolling interest for hedge funds as of December 31, 2011.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

We did not provide financial or other support to investees designated as VIEs for the six months ended June 30, 2012 and 2011.

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

We have invested in partnerships, some of which are classified as VIEs. The partnership returns are in the form of income tax credits and investment income. These entities are classified as VIEs as the general partner does not have an equity investment at risk in the entity. We have determined we are not the primary beneficiary because we are not the general partner, who makes all the significant decisions for the entity.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
June 30, 2012
Fixed maturities, available-for-sale:
Corporate	$526.8	$396.3
Residential mortgage-backed pass-through securities	3,298.2	3,095.7
Commercial mortgage-backed securities	3,744.9	4,128.1
Collateralized debt obligations	366.1	438.4
Other debt obligations	3,480.2	3,525.5
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	103.3	103.3
Commercial mortgage-backed securities	3.5	3.5
Collateralized debt obligations	50.6	50.6
Other debt obligations	16.9	16.9
Other investments:
Other limited partnership interests	126.3	126.3

December 31, 2011
Fixed maturities, available-for-sale:
Corporate	$544.0	$392.6
Residential mortgage-backed pass-through securities	3,343.0	3,155.8
Commercial mortgage-backed securities	3,413.7	3,894.3
Collateralized debt obligations	338.8	399.7
Other debt obligations	3,570.2	3,606.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	105.6	105.6
Commercial mortgage-backed securities	12.0	12.0
Collateralized debt obligations	51.4	51.4
Other debt obligations	64.9	64.9
Other investments:
Other limited partnership interests	122.1	122.1

(1)          Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and other investments. Our risk of loss is limited to our initial investment measured at fair value for our fixed maturities, trading.

Sponsored Investment Funds

We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities’ net assets. As of June 30, 2012 and December 31, 2011, these VIEs held $1.5 billion and $1.7 billion in total assets, respectively. We have no contractual obligation to contribute to the funds.

We provide asset management and other services to certain investment structures that are considered VIEs as we generally earn performance-based management fees. We are not the primary beneficiary of these entities as we do not have the obligation to absorb losses of the entities that could be potentially significant to the VIE or the right to receive benefits from these entities that could be potentially significant.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI (1)	Fair value
	(in millions)
June 30, 2012
Fixed maturities, available-for-sale:
U.S. government and agencies	$790.9	$34.1	$0.9	$—	$824.1
Non-U.S. government and agencies	918.0	242.1	0.9	—	1,159.2
States and political subdivisions	2,638.4	232.4	1.4	—	2,869.4
Corporate	31,992.8	2,601.6	523.5	19.4	34,051.5
Residential mortgage-backed pass-through securities	3,095.7	202.7	0.2	—	3,298.2
Commercial mortgage-backed securities	4,128.1	161.1	351.6	192.7	3,744.9
Collateralized debt obligations	438.4	2.9	67.2	8.0	366.1
Other debt obligations	3,525.5	60.4	19.1	86.6	3,480.2
Total fixed maturities, available-for-sale	$47,527.8	$3,537.3	$964.8	$306.7	$49,793.6
Total equity securities, available-for-sale	$140.3	$12.2	$13.5		$139.0
December 31, 2011
Fixed maturities, available-for-sale:
U.S. government and agencies	$772.3	$32.8	$—	$—	$805.1
Non-U.S. government and agencies	917.6	180.5	1.4	—	1,096.7
States and political subdivisions	2,670.0	218.2	5.5	—	2,882.7
Corporate	31,954.2	2,321.3	699.5	19.5	33,556.5
Residential mortgage-backed pass-through securities	3,155.8	187.9	0.7	—	3,343.0
Commercial mortgage-backed securities	3,894.3	117.0	429.4	168.2	3,413.7
Collateralized debt obligations	399.7	1.9	55.8	7.0	338.8
Other debt obligations	3,606.9	100.3	47.0	90.0	3,570.2
Total fixed maturities, available-for-sale	$47,370.8	$3,159.9	$1,239.3	$284.7	$49,006.7
Total equity securities, available-for-sale	$75.2	$8.4	$6.5		$77.1

(1)          Excludes $29.0 million and $28.9 million as of June 30, 2012 and December 31, 2011, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

The amortized cost and fair value of fixed maturities available-for-sale at June 30, 2012, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$3,605.4	$3,657.7
Due after one year through five years	12,713.2	13,231.7
Due after five years through ten years	9,131.5	10,058.0
Due after ten years	10,890.0	11,956.8
Subtotal	36,340.1	38,904.2
Mortgage-backed and other asset-backed securities	11,187.7	10,889.4
Total	$47,527.8	$49,793.6

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

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$4.4	$5.7	$19.7	$18.2
Gross losses	(50.8)	(37.9)	(86.9)	(61.2)
Other-than-temporary impairment losses reclassified to (from) OCI	17.1	(9.7)	22.0	(48.1)
Hedging, net	23.4	59.7	6.7	29.5
Fixed maturities, trading	(2.0)	3.3	1.0	(1.3)
Equity securities, available-for-sale:
Gross gains	—	—	0.1	2.2
Gross losses	—	(4.5)	—	(4.5)
Equity securities, trading	(3.5)	26.5	30.7	56.6
Mortgage loans	(10.2)	(12.1)	(21.3)	(22.0)
Derivatives	2.8	(64.6)	30.4	(55.7)
Other	19.0	71.3	(8.9)	66.0
Net realized capital gains (losses)	$0.2	$37.7	$(6.5)	$(20.3)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $0.3 billion and $0.2 billion for the three months ended June 30, 2012 and 2011, and $0.7 billion and $0.7 billion for the six months ended June 30, 2012 and 2011, respectively.

Other-Than-Temporary Impairments

We have a process in place to identify fixed maturity and equity securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Fixed maturities, available-for-sale	$(49.1)	$(36.4)	$(82.8)	$(52.6)
Equity securities, available-for-sale	—	(4.5)	—	(2.3)
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(49.1)	(40.9)	(82.8)	(54.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	17.1	(9.7)	22.0	(48.1)
Net impairment losses on available-for-sale securities	$(32.0)	$(50.6)	$(60.8)	$(103.0)

(1)          Represents the net impact of (a) gains resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI and (b) losses resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold.

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

June 30, 2012

(Unaudited)

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Beginning balance	$(404.7)	$(312.1)	$(434.9)	$(325.7)
Credit losses for which an other-than-temporary impairment was not previously recognized	(9.5)	(12.8)	(16.9)	(15.0)
Credit losses for which an other-than-temporary impairment was previously recognized	(19.1)	(34.2)	(39.9)	(68.7)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	56.5	0.5	113.9	51.7
Net reduction (increase) for positive changes in cash flows expected to be collected and amortization (1)	1.3	(1.1)	2.3	(2.0)
Ending balance	$(375.5)	$(359.7)	$(375.5)	$(359.7)

(1)          Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	June 30, 2012
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$39.3	$0.9	$—	$—	$39.3	$0.9
Non-U.S. governments	61.3	0.9	0.4	—	61.7	0.9
States and political subdivisions	73.6	0.2	34.9	1.2	108.5	1.4
Corporate	1,740.8	47.9	2,659.4	495.0	4,400.2	542.9
Residential mortgage-backed pass-through securities	53.8	0.1	2.4	0.1	56.2	0.2
Commercial mortgage-backed securities	248.8	9.5	899.1	534.8	1,147.9	544.3
Collateralized debt obligations	135.8	4.4	139.9	70.8	275.7	75.2
Other debt obligations	185.6	2.4	560.6	103.3	746.2	105.7
Total fixed maturities, available-for-sale	$2,539.0	$66.3	$4,296.7	$1,205.2	$6,835.7	$1,271.5
Total equity securities, available-for-sale	$20.7	$3.8	$46.7	$9.7	$67.4	$13.5

Of the total amounts, Principal Life’s consolidated portfolio represented $6,404.9 million in available-for-sale fixed maturities with gross unrealized losses of $1,213.5 million. Of those fixed maturity assets in Principal Life’s consolidated portfolio with a gross unrealized loss position, 72% were investment grade (rated AAA through BBB-) with an average price of 84 (carrying value/amortized cost) at June 30, 2012. Gross unrealized losses in our fixed maturities portfolio decreased during the six months ended June 30, 2012, due to a tightening of credit spreads, primarily in the corporate and commercial mortgage-backed securities sectors.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 268 securities with a carrying value of $2,226.0 million and unrealized losses of $55.2 million reflecting an average price of 98 at June 30, 2012. Of this portfolio, 84% was investment grade (rated AAA through BBB-) at June 30, 2012, with associated unrealized losses of $45.9 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 609 securities with a carrying value of $4,178.9 million and unrealized losses of $1,158.3 million. The average rating of this portfolio was BBB- with an average price of 78 at June 30, 2012. Of the $1,158.3 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $534.8 million in unrealized losses with an average price of 63 and an average credit rating of BBB-. The remaining unrealized losses consist primarily of $448.1 million within the corporate sector at June 30, 2012. The average price of the corporate sector was 85 and the average credit rating was BBB. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at June 30, 2012.

	December 31, 2011
	Less than twelve months		Greater than or equal to twelve months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
Non-U.S. governments	$68.5	$1.4	$0.3	$—	$68.8	$1.4
States and political subdivisions	5.7	0.1	51.7	5.4	57.4	5.5
Corporate	3,445.6	140.9	2,403.9	578.1	5,849.5	719.0
Residential mortgage-backed pass-through securities	77.8	0.5	3.7	0.2	81.5	0.7
Commercial mortgage-backed securities	608.4	57.3	858.9	540.3	1,467.3	597.6
Collateralized debt obligations	107.2	2.5	204.4	60.3	311.6	62.8
Other debt obligations	708.1	13.0	508.1	124.0	1,216.2	137.0
Total fixed maturities, available-for-sale	$5,021.3	$215.7	$4,031.0	$1,308.3	$9,052.3	$1,524.0
Total equity securities, available-for-sale	$14.3	$3.2	$15.6	$3.3	$29.9	$6.5

Of the total amounts, Principal Life’s consolidated portfolio represented $8,540.7 million in available-for-sale fixed maturities with gross unrealized losses of $1,470.3 million. Of those fixed maturity assets in Principal Life’s consolidated portfolio with a gross unrealized loss position, 76% were investment grade (rated AAA through BBB-) with an average price of 85 (carrying value/amortized cost) at December 31, 2011. Gross unrealized losses in our fixed maturities portfolio increased slightly during the year ended December 31, 2011, due to a widening of credit spreads primarily in the corporate and commercial mortgage-backed securities sectors.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

	June 30, 2012	December 31, 2011
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$2,566.6	$1,920.6
Noncredit component of impairment losses on fixed maturities, available-for-sale	(306.7)	(284.7)
Net unrealized gains (losses) on equity securities, available-for-sale	(1.3)	1.9
Adjustments for assumed changes in amortization patterns	(420.3)	(376.1)
Adjustments for assumed changes in policyholder liabilities	(645.3)	(442.7)
Net unrealized gains on derivative instruments	153.4	113.2
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	173.6	150.3
Provision for deferred income taxes	(495.0)	(354.1)
Net unrealized gains on available-for-sale securities and derivative instruments	$1,025.0	$728.4

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

	June 30, 2012	December 31, 2011
	(in millions)

Commercial mortgage loans	$9,874.0	$9,461.4
Residential mortgage loans	1,370.8	1,367.9
Total amortized cost	11,244.8	10,829.3

Valuation allowance	(86.2)	(102.1)
Total carrying value	$11,158.6	$10,727.2

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $50.9 million and $14.7 million of residential mortgage loans during the three months ended June 30, 2012 and 2011, and $62.3 million and $30.0 million during the six months ended June 30, 2012 and 2011, respectively. We sold $6.3 million and $3.6 million of residential mortgage loans during the three months ended June 30, 2012 and 2011, and $12.1 million and $8.3 million during the six months ended June 30, 2012 and 2011, respectively. We sold $4.0 million of commercial mortgage loans during both the three and six months ended June 30, 2012.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2012		December 31, 2011
	Amortized cost	Percent of total	Amortized cost	Percent of total
	(in millions)
Geographic distribution
New England	$475.8	4.8%	$454.0	4.8%
Middle Atlantic	2,093.7	21.2	1,744.4	18.4
East North Central	663.3	6.7	774.8	8.2
West North Central	384.9	3.9	407.8	4.3
South Atlantic	2,163.3	21.9	2,099.8	22.2
East South Central	230.7	2.3	231.8	2.4
West South Central	774.7	7.8	648.6	6.9
Mountain	758.2	7.7	643.2	6.8
Pacific	2,318.7	23.6	2,446.4	25.9
International	10.7	0.1	10.6	0.1
Total	$9,874.0	100.0%	$9,461.4	100.0%

Property type distribution
Office	$2,838.6	28.6%	$2,753.8	29.1%
Retail	2,839.5	28.8	2,580.2	27.3
Industrial	1,872.1	19.0	2,070.7	21.9
Apartments	1,476.2	15.0	1,242.9	13.1
Hotel	514.1	5.2	467.7	4.9
Mixed use/other	333.5	3.4	346.1	3.7
Total	$9,874.0	100.0%	$9,461.4	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $552.7 million and $611.0 million and first lien mortgages with an amortized cost of $818.1 million and $756.9 million as of June 30, 2012 and December 31, 2011, respectively. Most of our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

Mortgage Loan Credit Monitoring

Commercial Credit Risk Profile Based on Internal Rating

We actively monitor and manage our commercial mortgage loan portfolio. All commercial mortgage loans are analyzed regularly and substantially all are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets. The model stresses expected cash flows at various levels and at different points in time depending on the durability of the income stream, which includes our assessment of factors such as location (macro and micro markets), tenant quality and lease expirations. Our internal rating analysis presents expected losses in terms of a Standard & Poor’s (“S&P”) bond equivalent rating. As the credit risk for commercial mortgage loans increases, we adjust our internal ratings downward with loans in the category “B+ and below” having the highest risk for credit loss. Internal ratings on commercial mortgage loans are updated at least annually and potentially more often for certain loans with material changes in collateral value or occupancy and for loans on an internal “watch list”.

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

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

	June 30, 2012
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$6,539.0	$329.2	$6,868.2
BBB+ thru BBB-	1,998.9	212.6	2,211.5
BB+ thru BB-	366.6	15.0	381.6
B+ and below	407.8	4.9	412.7
Total	$9,312.3	$561.7	$9,874.0

	December 31, 2011
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$5,682.5	$308.6	$5,991.1
BBB+ thru BBB-	2,112.3	238.8	2,351.1
BB+ thru BB-	403.7	16.4	420.1
B+ and below	693.3	5.8	699.1
Total	$8,891.8	$569.6	$9,461.4

Residential Credit Risk Profile Based on Performance Status

Our residential mortgage loan portfolio is monitored based on performance of the loans. Monitoring on a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. We define non-performing residential mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

The amortized cost of our performing and non-performing residential mortgage loans were as follows:

	June 30, 2012
	Home equity	First liens	Total
	(in millions)
Performing	$524.6	$795.2	$1,319.8
Nonperforming	28.1	22.9	51.0
Total	$552.7	$818.1	$1,370.8

	December 31, 2011
	Home equity	First liens	Total
	(in millions)
Performing	$597.8	$733.7	$1,331.5
Nonperforming	13.2	23.2	36.4
Total	$611.0	$756.9	$1,367.9

Non-Accrual Mortgage Loans

Commercial and residential mortgage loans are placed on non-accrual status if we have concern regarding the collectability of future payments or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow for commercial mortgage loans or number of days past due and other circumstances for residential mortgage loans. Based on an assessment as to the collectability of the principal, a determination is made to apply any payments received either against the principal or according to the contractual terms of the loan. When a loan is placed on nonaccrual status, the accrued unpaid interest receivable is reversed against interest income. Accrual of interest resumes after factors resulting in doubts about collectability have improved. Residential first lien mortgages in the Chilean market are carried on accrual for a longer period of delinquency than domestic loans, as assessment of collectability is based on the nature of the loans and collection practices in that market.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

The amortized cost of mortgage loans on non-accrual status were as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Commercial:
Brick and mortar (1)	$81.1	$46.8
Residential:
Home equity (2)	28.1	13.2
First liens	14.6	15.7
Total	$123.8	$75.7

(1)          The increase from December 31, 2011, was primarily due to certain loans that matured but were not paid off or extended near the end of the period ended June 30, 2012, for which resolution is pending and anticipated in the next quarter through either payoff, extension or foreclosure.

(2)          The increase from December 31, 2011, was primarily due to a change in our assessment of a non-accrual loan to include the payment status of the related first lien loan. Non-accrual loans are already included in the mortgage loan valuation allowance analysis.

The aging of our mortgage loans, based on amortized cost, were as follows:

	June 30, 2012
	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$4.1	$4.1	$9,308.2	$9,312.3	$—
Commercial-CTL	—	—	—	—	561.7	561.7	—
Residential-home equity	4.8	0.7	4.6	10.1	542.6	552.7	—
Residential-first liens	19.8	4.7	21.5	46.0	772.1	818.1	8.3
Total	$24.6	$5.4	$30.2	$60.2	$11,184.6	$11,244.8	$8.3

	December 31, 2011
	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$61.4	$4.4	$22.5	$88.3	$8,803.5	$8,891.8	$—
Commercial-CTL	—	—	—	—	569.6	569.6	—
Residential-home equity	7.8	2.6	6.2	16.6	594.4	611.0	—
Residential-first liens	15.8	6.0	22.2	44.0	712.9	756.9	7.5
Total	$85.0	$13.0	$50.9	$148.9	$10,680.4	$10,829.3	$7.5

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	For the three months ended June 30, 2012
	Commercial	Residential	Total
	(in millions)
Beginning balance	$52.4	$36.9	$89.3
Provision	3.4	6.6	10.0
Charge-offs	(6.5)	(7.3)	(13.8)
Recoveries	—	0.8	0.8
Effect of exchange rates	—	(0.1)	(0.1)
Ending balance	$49.3	$36.9	$86.2

	For the six months ended June 30, 2012
	Commercial	Residential	Total
	(in millions)
Beginning balance	$64.8	$37.3	$102.1
Provision	10.4	13.2	23.6
Charge-offs	(25.9)	(15.6)	(41.5)
Recoveries	—	2.0	2.0
Ending balance	$49.3	$36.9	$86.2
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$5.7	$4.6	$10.3
Collectively evaluated for impairment	43.6	32.3	75.9
Allowance ending balance	$49.3	$36.9	$86.2
Loan balance by basis of impairment method:
Individually evaluated for impairment	$37.9	$31.6	$69.5
Collectively evaluated for impairment	9,836.1	1,339.2	11,175.3
Loan ending balance	$9,874.0	$1,370.8	$11,244.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

	For the three months ended June 30, 2011
	Commercial	Residential	Total
	(in millions)
Beginning balance	$85.1	$39.6	$124.7
Provision	6.2	7.6	13.8
Charge-offs	(15.8)	(9.2)	(25.0)
Recoveries	0.1	0.6	0.7
Effect of exchange rates	—	0.1	0.1
Ending balance	$75.6	$38.7	$114.3

	For the six months ended June 30, 2011
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

	June 30, 2012
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$43.4	$46.1	$—
Residential-first liens	5.6	5.5	—
With an allowance recorded:
Commercial-brick and mortar	22.2	24.2	5.7
Residential-home equity	17.6	17.3	3.3
Residential-first liens	8.4	8.4	1.3
Total:
Commercial	$65.6	$70.3	$5.7
Residential	$31.6	$31.2	$4.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

	December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$—	$0.3	$—
Residential-first liens	4.4	4.2	—
With an allowance recorded:
Commercial-brick and mortar	114.0	114.0	16.3
Residential-home equity	14.5	14.2	1.9
Residential-first liens	8.5	8.5	1.3
Total:
Commercial	$114.0	$114.3	$16.3
Residential	$27.4	$26.9	$3.2

	For the three months ended June 30, 2012		For the six months ended June 30, 2012
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(in millions)		(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$69.4	$0.8	$21.7	$1.9
Residential-first liens	5.9	—	5.0	—
With an allowance recorded:
Commercial-brick and mortar	31.3	0.1	68.1	0.1
Residential-home equity	17.0	0.2	16.0	0.5
Residential-first liens	8.5	0.1	8.5	0.1
Total:
Commercial	$100.7	$0.9	$89.8	$2.0
Residential	$31.4	$0.3	$29.5	$0.6

	For the three months ended June 30, 2011		For the six months ended June 30, 2011
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
	(in millions)		(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$36.6	$0.2	$35.8	$0.5
Residential-first liens	4.0	—	4.7	—
With an allowance recorded:
Commercial-brick and mortar	34.0	0.4	28.9	0.6
Residential-home equity	12.4	0.2	12.3	0.3
Residential-first liens	10.9	—	10.3	0.1
Total:
Commercial	$70.6	$0.6	$64.7	$1.1
Residential	$27.3	$0.2	$27.3	$0.4

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended June 30, 2012
	TDRs		TDRs in payment default
	Number of Contracts	Recorded investment	Number of Contracts	Recorded investment
		(in millions)		(in millions)
Commercial-brick and mortar	2	$41.4	—	$—
Residential-home equity	54	2.2	1	—
Total	56	$43.6	1	$—

	For the six months ended June 30, 2012
	TDRs		TDRs in payment default
	Number of Contracts	Recorded investment	Number of Contracts	Recorded investment
		(in millions)		(in millions)
Commercial-brick and mortar	3	$45.8	—	$—
Residential-home equity	103	4.5	3	—
Total	106	$50.3	3	$—

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

Securities Posted as Collateral

We posted $1,461.7 million in fixed maturities, available-for-sale securities at June 30, 2012, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements and our obligation under funding agreements with the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, we posted $1,741.4 million in commercial mortgage loans as of June 30, 2012, to satisfy collateral requirements associated with our obligation under funding agreements with the FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

June 30, 2012

(Unaudited)

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

June 30, 2012

(Unaudited)

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

We posted $435.2 million and $502.4 million in cash and securities under collateral arrangements as of June 30, 2012 and December 31, 2011, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the rating on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of June 30, 2012 and December 31, 2011, was $1,401.6 million and $1,484.0 million, respectively. With respect to these derivatives, we posted collateral of $435.2 million and $502.4 million as of June 30, 2012 and December 31, 2011, respectively, in the normal course of business, which reflects netting under derivative credit support annex agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2012, we would be required to post an additional $73.7 million of collateral to our counterparties.

As of June 30, 2012 and December 31, 2011, we had received $282.5 million and $237.0 million, respectively, of cash collateral associated with our derivative credit support annex agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

	June 30, 2012	December 31, 2011
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$18,674.8	$19,498.3
Interest rate collars	500.0	500.0
Swaptions	325.0	68.5
Futures	66.5	522.0
Foreign exchange contracts:
Foreign currency swaps	3,624.3	3,919.8
Currency forwards	193.6	147.3
Equity contracts:
Options	1,726.0	1,608.4
Futures	337.7	270.3
Credit contracts:
Credit default swaps	1,370.5	1,530.3
Total return swaps	100.0	15.0
Other contracts:
Embedded derivative financial instruments	5,676.3	4,921.7
Total notional amounts at end of period	$32,594.7	$33,001.6

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$780.3	$752.2
Interest rate collars	44.2	38.5
Swaptions	1.3	—
Foreign exchange contracts:
Foreign currency swaps	238.6	318.6
Currency forwards	5.3	1.5
Equity contracts:
Options	112.0	120.3
Credit contracts:
Credit default swaps	8.5	14.0
Total gross credit exposure	1,190.2	1,245.1
Less: collateral received	287.4	237.0
Net credit exposure	$902.8	$1,008.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$12.0	$0.2	$486.3	$500.9
Foreign exchange contracts	205.0	267.2	154.2	158.4
Total derivatives designated as hedging instruments	$217.0	$267.4	$640.5	$659.3

Derivatives not designated as hedging instruments
Interest rate contracts	$757.5	$730.9	$605.4	$651.5
Foreign exchange contracts	41.3	38.5	38.8	42.7
Equity contracts	112.0	120.3	3.4	0.8
Credit contracts	8.5	14.0	141.4	169.7
Other contracts	—	—	317.4	336.0
Total derivatives not designated as hedging instruments	919.3	903.7	1,106.4	1,200.7

Total derivative instruments	$1,136.3	$1,171.1	$1,746.9	$1,860.0

(1)          The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)          The fair value of derivative liabilities is reported with other liabilities on the consolidated statement of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $179.4 million and $195.8 million as of June 30, 2012 and December 31, 2011, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $10.0 million as of June 30, 2012 and $20.0 million as of December 31, 2011. These purchased credit derivative transactions had a net asset (liability) fair value of $0.6 million as of June 30, 2012 and zero as of December 31, 2011. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

June 30, 2012

(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	June 30, 2012
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$80.0	$(0.5)	$80.0	3.3
A	567.0	0.6	567.0	2.3
BBB	135.0	(2.0)	135.0	2.6
Structured finance
C	5.0	(4.4)	5.0	9.6
Near default	7.7	(6.9)	7.7	7.3
Total single name credit default swaps	794.7	(13.2)	794.7	2.6

Basket and index credit default swaps
Corporate debt
Near default	140.0	(102.3)	140.0	4.5
Government/municipalities
AA	30.0	(8.8)	30.0	5.2
Structured finance
BBB	25.0	(10.1)	25.0	5.0
Total basket and index credit default swaps	195.0	(121.2)	195.0	4.7
Total credit default swap protection sold	$989.7	$(134.4)	$989.7	3.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

	June 30, 2012
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BBB	$15.5	$15.5	4.5
B	25.0	23.3	1.0
CC	3.8	0.8	3.6
Total corporate debt	44.3	39.6	2.4

Structured finance
AA	6.3	6.3	6.8
BBB	24.8	22.5	4.3
BB	18.2	16.4	2.6
B	8.4	8.4	5.2
CCC	7.4	7.8	6.9
CC	0.4	0.4	7.5
C	—	—	2.0
Total structured finance	65.5	61.8	4.5
Total fixed maturities with credit derivatives	$109.8	$101.4	3.7

	December 31, 2011
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BB	$14.7	$14.7	5.0
CCC	25.0	20.8	1.5
CC	3.7	0.7	4.0
Total corporate debt	43.4	36.2	2.9

Structured finance
AA	9.3	9.3	6.4
BBB	27.4	24.5	4.5
BB	15.0	13.9	2.5
B	11.2	11.2	5.4
CCC	3.5	3.6	4.8
CC	0.7	0.7	5.3
C	0.2	0.1	8.2
Near default	0.2	0.2	4.7
Total structured finance	67.5	63.5	4.5
Total fixed maturities with credit derivatives	$110.9	$99.7	3.9

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

June 30, 2012

(Unaudited)

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

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended June 30, (1)		Hedged items in fair value	June 30, (1)
relationships	2012	2011	hedging relationships	2012	2011
	(in millions)			(in millions)
Interest rate contracts	$(25.1)	$(51.0)	Fixed maturities, available-for-sale	$24.3	$49.9
Interest rate contracts	—	(1.2)	Investment-type insurance contracts	—	1.0
Foreign exchange contracts	2.4	(1.6)	Fixed maturities, available-for-sale	(2.4)	1.6
Foreign exchange contracts	(23.2)	7.1	Investment-type insurance contracts	22.1	(5.9)
Total	$(45.9)	$(46.7)	Total	$44.0	$46.6

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the six months			six months ended
Derivatives in fair value hedging	ended June 30, (1)		Hedging items in fair value	June 30, (1)
relationships	2012	2011	hedging relationships	2012	2011
	(in millions)			(in millions)
Interest rate contracts	$6.6	$(11.3)	Fixed maturities, available-for-sale	$(3.9)	$11.9
Interest rate contracts	—	(2.2)	Investment-type insurance contracts	—	2.4
Foreign exchange contracts	1.6	(3.3)	Fixed maturities, available-for-sale	(1.1)	3.6
Foreign exchange contracts	(7.0)	14.4	Investment-type insurance contracts	7.3	(14.1)
Total	$1.2	$(2.4)	Total	$2.3	$3.8

(1)          The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the three months ended June 30,		Amount of gain (loss) for the six months ended June 30,

Hedged Item	2012	2011	2012	2011
	(in millions)
Fixed maturities, available-for-sale (1)	$(33.6)	$(40.3)	$(69.1)	$(80.1)
Investment-type insurance contracts (2)	9.1	11.1	17.9	22.6

(1)	Reported in net investment income on the consolidated statements of operations.
(2)	Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

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

The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 8.0 years. At June 30, 2012, we had $134.4 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. No amounts were reclassified from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the three and six months ended June 30, 2012 and 2011.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position.  All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		June 30,		into net income	June 30,
relationships	Related hedged item	2012	2011	(effective portion)	2012	2011
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$28.0	$5.9	Net investment income	$2.2	$1.8
Interest rate contracts	Investment-type insurance contracts	(1.1)	(0.7)	Benefits, claims and settlement expenses	—	(0.3)
Interest rate contracts	Debt	—	—	Operating expense	(1.5)	(1.3)
Foreign exchange contracts	Fixed maturities, available-for-sale	47.9	(24.6)	Net realized capital losses	(1.7)	(6.3)
Foreign exchange contracts	Investment-type insurance contracts	1.1	2.6	Benefits, claims and settlement expenses	—	(0.2)
Total		$75.9	$(16.8)	Total	$(1.0)	$(6.3)

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the six months ended		reclassified from AOCI	for the six months ended
flow hedging		June 30,		into net income	June 30,
relationships	Related hedged item	2012	2011	(effective portion)	2012	2011
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$25.9	$2.6	Net investment income	$4.1	$3.6
Interest rate contracts	Investment-type insurance contracts	0.6	2.3	Benefits, claims and settlement expenses	—	(0.5)
Interest rate contracts	Debt	—	—	Operating expense	(2.9)	(2.6)
Foreign exchange contracts	Fixed maturities, available-for-sale	28.4	(67.4)	Net realized capital losses	(11.9)	(14.0)
Foreign exchange contracts	Investment-type insurance contracts	(2.8)	(16.9)	Benefits, claims and settlement expenses	—	(1.7)
Total		$52.1	$(79.4)	Total	$(10.7)	$(15.2)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the three months ended June 30,		Amount of gain (loss) for the six months ended June 30,
Hedged Item	2012	2011	2012	2011
	(in millions)
Fixed maturities, available-for-sale (1)	$1.9	$2.4	$3.9	$5.4
Investment-type insurance contracts (2)	(3.1)	(3.7)	(6.4)	(6.3)

(1)	Reported in net investment income on the consolidated statements of operations.
(2)	Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.2 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.3 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

We expect to reclassify net losses of $(1.7) million from AOCI into net income in the next 12 months, which includes both net deferred losses on discontinued hedges and on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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

	Amount of gain (loss) recognized in net income on derivatives for the three months ended June 30,		Amount of gain (loss) recognized in net income on derivatives for the six months ended June 30,
Derivatives not designated as hedging instruments	2012	2011	2012	2011
	(in millions)
Interest rate contracts	$61.0	$11.7	$26.2	$16.0
Foreign exchange contracts	(14.0)	(30.0)	13.6	(11.0)
Equity contracts	41.6	9.9	(22.3)	(12.7)
Credit contracts	(9.1)	5.4	9.5	3.0
Other contracts	(46.0)	(51.0)	22.2	(56.0)
Total	$33.5	$(54.0)	$49.2	$(60.7)

5.  Income Taxes

The effective income tax rate for the three and six months ended June 30, 2012, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and the interest exclusion from taxable income.

The effective income tax rate for the three and six months ended June 30, 2011, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and the inclusion of income attributable to noncontrolling interest in income before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations (“CFCs”) for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs (“Subpart F income”) even if the income is not currently distributed. A temporary exception (the “active financing exception”) was applicable for tax years beginning before January 1, 2012, to avoid the current recognition of Subpart F income derived in the active conduct of a banking, financing, insurance or similar business. The U.S. Congress and the President have yet to enact extenders legislation for 2012 as of June 30, 2012. Therefore, current tax expense has increased by an immaterial amount associated with the U.S. recognition of Subpart F income from our foreign operations. We will reverse any tax expense subject to the active financing exception during the quarter of enactment should extenders legislation be enacted during 2012, assuming the legislation is retroactive to January 1, 2012.

The Internal Revenue Service (“IRS”) has completed examination of our consolidated federal income tax returns for years prior to 2004. We are contesting certain issues and have filed suit in the Court of Federal Claims, requesting refunds for the years 1995-2003. We do not expect the litigation to be resolved within the next twelve months. The IRS also completed its examinations of tax years 2004 through 2005 and 2006 through 2008 resulting in receipt of notices of deficiency, which were paid in 2011. We filed claims for refund for 2004 and 2005 relating to disputed adjustments during the second quarter of 2012. The IRS commenced audit of our federal income tax return for 2009 and 2010 in 2011 and during the first quarter of 2012, respectively. We do not expect the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

results of these audits or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

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

6.  Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$11.8	$10.9	$0.4	$0.3
Interest cost	27.2	27.2	2.0	2.2
Expected return on plan assets	(28.7)	(29.3)	(8.4)	(8.8)
Amortization of prior service benefit	(2.2)	(2.5)	(7.2)	(7.4)
Recognized net actuarial loss	22.7	13.3	0.2	0.1
Amounts recognized due to special events	—	(0.4)	—	(1.7)
Net periodic benefit cost (income)	$30.8	$19.2	$(13.0)	$(15.3)

			Other postretirement
	Pension benefits		benefits
	For the six months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$23.5	$21.8	$0.7	$0.6
Interest cost	54.5	54.0	4.1	4.4
Expected return on plan assets	(57.3)	(57.5)	(16.8)	(17.3)
Amortization of prior service benefit	(4.6)	(5.0)	(14.3)	(14.8)
Recognized net actuarial loss	45.4	29.0	0.4	0.2
Amounts recognized due to special events	—	(0.7)	—	(2.9)
Net periodic benefit cost (income)	$61.5	$41.6	$(25.9)	$(29.8)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2012 will be zero so we will not be required to fund our qualified pension plan during 2012. However, it is possible that we may fund the qualified and nonqualified pension plans in 2012 for a combined total of $60.0 million to $110.0 million. During the three and six months ended June 30, 2012, we contributed $23.0 million and $46.0 million to these plans, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

In addition, regulatory bodies such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, the Department of Labor, the Federal Reserve Board and other regulatory agencies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers. We receive requests from regulators and other governmental authorities relating to industry issues and may receive additional requests, including subpoenas and interrogatories, in the future.

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

On October 28, 2009, Judith Curran filed a derivative action lawsuit on behalf of Principal Funds, Inc. Strategic Asset Management Portfolios in the United States District Court for the Southern District of Iowa against Principal Management Corporation; Principal Global Investors, LLC; and Principal Funds Distributor, Inc. (the “Curran Defendants”). The lawsuit alleges the Curran Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging advisory fees and distribution fees that were excessive. The Curran Defendants filed a motion to dismiss the case on January 29, 2010. That motion was granted in part and overruled in part. Principal Global Investors, LLC was dismissed from the suit. The remaining Curran Defendants are aggressively defending the lawsuit.

On December 2, 2009 and December 4, 2009, two plaintiffs, Cruise and Mullaney, each filed putative class action lawsuits in the United States District Court for the Southern District of New York against us; Principal Life; Principal Global Investors, LLC; and Principal Real Estate Investors, LLC (the “Cruise/Mullaney Defendants”). The lawsuits alleged the Cruise/Mullaney Defendants failed to manage the Principal U.S. Property Separate Account (“PUSPSA”) in the best interests of investors, improperly imposed a “withdrawal freeze” on September 26, 2008, and instituted a “withdrawal queue” to honor withdrawal requests as sufficient liquidity became available. Plaintiffs allege these actions constitute a breach of fiduciary duties under ERISA. Plaintiffs seek to certify a class including all qualified ERISA plans and the participants of those plans that invested in PUSPSA between September 26, 2008, and the present that have suffered losses caused by the queue. The two lawsuits, as well as two subsequently filed complaints asserting similar claims, have been consolidated and are now known as In re Principal U.S. Property Account Litigation. On April 22, 2010, an order was entered granting the motion made by the Cruise/Mullaney Defendants for change of venue to the United States District Court for the Southern District of Iowa. Plaintiffs filed an Amended Consolidated Complaint adding five new plaintiffs on November 22, 2010, and the Cruise/Mullaney Defendants moved to dismiss the amended complaint. The court denied the Cruise/Mullaney Defendants’ motion to dismiss on May 17, 2011. The Cruise/Mullaney Defendants are aggressively defending the lawsuit.

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of June 30, 2012, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at June 30, 2012.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary. These agreements generally expire through 2019. The maximum exposure under these agreements as of June 30, 2012, was approximately $135.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

8.  Stockholders’ Equity

Common Stock

On June 29, 2012, we paid a quarterly dividend of $53.7 million, equal to $0.18 per share, to stockholders of record as of June 11, 2012. On March 30, 2012, we paid a quarterly dividend of $54.3 million, equal to $0.18 per share, to stockholders of record as of March 12, 2012.

Reconciliation of Outstanding Shares

	Series A	Series B	Common
	preferred stock	preferred stock	stock
	(in millions)
Outstanding shares at January 1, 2011	3.0	10.0	320.4
Shares issued	—	—	1.2
Treasury stock acquired	—	—	(7.9)
Outstanding shares at June 30, 2011	3.0	10.0	313.7

Outstanding shares at January 1, 2012	3.0	10.0	301.1
Shares issued	—	—	2.3
Treasury stock acquired	—	—	(7.8)
Outstanding shares at June 30, 2012	3.0	10.0	295.6

In May 2011, our Board of Directors reinstated the November 2007 share repurchase program. In July 2011, we completed this program. In August 2011, our Board of Directors authorized a share repurchase program of up to $200.0 million of our outstanding common stock. We completed this program in September 2011. In November 2011, our Board of Directors authorized a share repurchase program of up to $100.0 million of our outstanding common stock. We completed this program in December 2011. In February 2012, our Board of Directors authorized a share repurchase program of up to $100.0 million of our outstanding common stock. We completed this program in May 2012. In May 2012, our Board of Directors authorized a share repurchase program of up to $200.0 million of our outstanding common stock.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Our Board of Directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

Other Comprehensive Income

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$292.9	$(83.2)	$209.7	$626.0	$(195.4)	$430.6
Reclassification adjustment for losses included in net income	29.6	(10.1)	19.5	40.1	(14.0)	26.1
Adjustments for assumed changes in amortization patterns	(24.1)	8.4	(15.7)	(79.6)	27.8	(51.8)
Adjustments for assumed changes in policyholder liabilities	(150.6)	37.8	(112.8)	(202.6)	59.7	(142.9)
Net unrealized gains on available-for-sale securities	147.8	(47.1)	100.7	383.9	(121.9)	262.0

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	(17.1)	6.1	(11.0)	(22.0)	7.7	(14.3)
Adjustments for assumed changes in amortization patterns	1.7	(0.6)	1.1	5.5	(2.0)	3.5
Noncredit component of impairment losses on fixed maturities, available-for-sale (1)	(15.4)	5.5	(9.9)	(16.5)	5.7	(10.8)

Net unrealized gains on derivative instruments during the period	73.3	(25.6)	47.7	29.5	(10.3)	19.2
Reclassification adjustment for losses included in net income	1.0	(0.5)	0.5	10.7	(3.9)	6.8
Adjustments for assumed changes in amortization patterns	1.1	(0.4)	0.7	29.9	(10.5)	19.4
Net unrealized gains on derivative instruments	75.4	(26.5)	48.9	70.1	(24.7)	45.4

Foreign currency translation adjustment	(99.4)	12.7	(86.7)	(38.0)	16.6	(21.4)

Unrecognized postretirement benefit obligation during the period	—	—	—	—	—	—
Amortization of prior service cost and actuarial loss included in net periodic benefit cost	13.5	(4.7)	8.8	26.9	(9.4)	17.5
Net unrecognized postretirement benefit obligation	13.5	(4.7)	8.8	26.9	(9.4)	17.5

Other comprehensive income	$121.9	$(60.1)	$61.8	$426.4	$(133.7)	$292.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

	For the three months ended June 30, 2011			For the six months ended June 30, 2011
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$265.8	$(103.5)	$162.3	$546.9	$(204.2)	$342.7
Reclassification adjustment for losses included in net income	27.3	(8.2)	19.1	27.1	(8.1)	19.0
Adjustments for assumed changes in amortization patterns	(73.1)	25.6	(47.5)	(120.2)	42.1	(78.1)
Adjustments for assumed changes in policyholder liabilities	12.8	—	12.8	38.5	—	38.5
Net unrealized gains on available-for-sale securities	232.8	(86.1)	146.7	492.3	(170.2)	322.1

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	9.7	(1.6)	8.1	48.1	(17.6)	30.5
Adjustments for assumed changes in amortization patterns	1.3	(0.4)	0.9	(6.5)	2.3	(4.2)
Noncredit component of impairment losses on fixed maturities, available-for-sale (1)	11.0	(2.0)	9.0	41.6	(15.3)	26.3

Net unrealized losses on derivative instruments during the period	(15.6)	5.4	(10.2)	(33.0)	11.5	(21.5)
Reclassification adjustment for losses included in net income	6.2	(2.2)	4.0	15.0	(5.3)	9.7
Adjustments for assumed changes in amortization patterns	(3.1)	1.1	(2.0)	(1.2)	0.4	(0.8)
Net unrealized losses on derivative instruments	(12.5)	4.3	(8.2)	(19.2)	6.6	(12.6)

Foreign currency translation adjustment	65.5	(15.8)	49.7	92.5	(21.0)	71.5

Unrecognized postretirement benefit obligation during the period (2)	(35.2)	12.4	(22.8)	36.1	(12.6)	23.5
Amortization of prior service cost and actuarial loss included in net periodic benefit cost	1.4	(0.5)	0.9	5.8	(2.0)	3.8
Net unrecognized postretirement benefit obligation	(33.8)	11.9	(21.9)	41.9	(14.6)	27.3

Other comprehensive income	$263.0	$(87.7)	$175.3	$649.1	$(214.5)	$434.6

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Accumulated Other Comprehensive Income

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains (losses) on	currency	postretirement	other
	available-for-sale	on fixed maturities	derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income
	(in millions)
Balances at January 1, 2011	$652.1	$(198.2)	$11.3	$29.7	$(188.2)	$306.7
Other comprehensive income	322.1	26.3	(12.6)	71.5	27.3	434.6
Balances at June 30, 2011	$974.2	$(171.9)	$(1.3)	$101.2	$(160.9)	$741.3

Balances at January 1, 2012	$860.7	$(167.2)	$34.9	$(109.3)	$(361.1)	$258.0
Other comprehensive income	262.0	(10.8)	45.4	(21.6)	17.5	292.5
Balances at June 30, 2012	$1,122.7	$(178.0)	$80.3	$(130.9)	$(343.6)	$550.5

Noncontrolling Interest

Interest held by unaffiliated parties in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling partners’ share of the underlying net assets of our consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the consolidated statements of financial position.

The noncontrolling interest holders in certain of our subsidiaries maintain an equity interest that is redeemable at the option of the holder, which may be exercised on varying dates beginning in 2014. Since redemption of the noncontrolling interest is outside of our control, this interest is presented on the consolidated statements of financial position line item titled “Redeemable noncontrolling interest.” If the interest were to be redeemed, we would be required to purchase such interest at a redemption value based on a formula that management intended to reasonably approximate fair value based on a fixed multiple of earnings over a measurement period. As such, the redeemable noncontrolling interest is measured at redemption value at each reporting period. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in redemption value prior to exercise of the redemption option are determined after the attribution of net income or loss of the subsidiary and are recorded in retained earnings.

Following is a reconciliation of the changes in the redeemable noncontrolling interest for the six months ended June 30, 2012 (in millions):

Balance at January 1, 2012	$22.2
Net income attributable to redeemable noncontrolling interest	0.7
Redeemable noncontrolling interest assumed related to acquisition	37.7
Distributions to redeemable noncontrolling interest	(0.4)
Foreign currency translation adjustment	0.3
Balance at June 30, 2012	$60.5

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
June 30, 2012
(Unaudited)

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of June 30, 2012, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

The primary inputs, by asset class, for valuations of the majority of our Level 2 investments from third party pricing vendors or our internal pricing valuation approach are described below.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

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

Interest Rate Contracts. We use discounted cash flow valuation techniques to determine the fair value of interest rate swaps using observable swap curves as the inputs. These are reflected in Level 2. In addition, we have a limited number of complex inflation-linked interest rate swaps, interest rate collars and swaptions that are valued using broker quotes. These are reflected in Level 3.

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
June 30, 2012
(Unaudited)

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
June 30, 2012
(Unaudited)

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

	As of June 30, 2012
	Assets/
	(liabilities)
	measured at	Fair value hierarchy level
	fair value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$824.1	$103.1	$721.0	$—
Non-U.S. governments	1,159.2	—	1,119.6	39.6
States and political subdivisions	2,869.4	—	2,869.4	—
Corporate	34,051.5	92.3	33,759.6	199.6
Residential mortgage-backed securities	3,298.2	—	3,298.2	—
Commercial mortgage-backed securities	3,744.9	—	3,744.9	—
Collateralized debt obligations	366.1	—	288.5	77.6
Other debt obligations	3,480.2	—	3,475.1	5.1
Total fixed maturities, available-for-sale	49,793.6	195.4	49,276.3	321.9
Fixed maturities, trading	776.5	127.5	463.3	185.7
Equity securities, available-for-sale	139.0	61.2	60.7	17.1
Equity securities, trading	224.3	97.3	127.0	—
Derivative assets (1)	1,136.3	—	1,077.5	58.8
Other investments (2)	218.8	21.1	114.1	83.6
Cash equivalents (3)	854.7	7.3	847.4	—
Sub-total excluding separate account assets	53,143.2	509.8	51,966.3	667.1

Separate account assets	75,950.5	49,922.3	21,587.7	4,440.5
Total assets	$129,093.7	$50,432.1	$73,554.0	$5,107.6

Liabilities
Investments-type insurance contracts (4)	$(179.4)	$—	$—	$(179.4)
Derivative liabilities (1)	(1,433.6)	—	(1,286.5)	(147.1)
Other liabilities (4)	(218.0)	—	(184.4)	(33.6)
Total liabilities	$(1,831.0)	$—	$(1,470.9)	$(360.1)

Net assets (liabilities)	$127,262.7	$50,432.1	$72,083.1	$4,747.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
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
June 30, 2012
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended June 30, 2012							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in net
	balance		Included in	issuances			balance	income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	March 31,	net income	comprehensive	settlements	into	out of	June 30,	positions still
	2012	(1)	income	(4)	Level 3	Level 3	2012	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$36.8	$—	$0.3	$2.5	$—	$—	$39.6	$—
Corporate	202.7	(2.8)	7.0	(14.9)	22.6	(15.0)	199.6	(0.1)
Collateralized debt obligations	79.0	(0.1)	(6.1)	4.8	—	—	77.6	(0.1)
Other debt obligations	6.1	(1.5)	0.6	(0.1)	—	—	5.1	(1.6)
Total fixed maturities, available-for-sale	324.6	(4.4)	1.8	(7.7)	22.6	(15.0)	321.9	(1.8)
Fixed maturities, trading	206.2	(1.1)	(4.0)	(24.9)	9.5	—	185.7	(1.1)
Equity securities, available-for-sale	17.5	—	(0.4)	—	—	—	17.1	—
Derivative assets	47.3	10.8	—	0.7	—	—	58.8	11.8
Other investments	89.8	0.2	—	(6.4)	—	—	83.6	0.2
Separate account assets (2)	4,280.3	126.3	0.2	32.5	1.3	(0.1)	4,440.5	126.9

Liabilities
Investments-type insurance contracts	(129.0)	(46.4)	—	(4.0)	—	—	(179.4)	(47.6)
Derivative liabilities	(142.3)	(12.6)	(1.1)	8.9	—	—	(147.1)	(13.4)
Other liabilities (3)	(40.7)	7.1	—	—	—	—	(33.6)	7.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

	For the three months ended June 30, 2011							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in net
	balance	Included in	Included in	issuances			balance	income
	as of	net	other	and	Transfers	Transfers	as of	relating to
	March 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2011	(1)	income	(4)	Level 3	Level 3	2011	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$24.5	$—	$0.2	$(1.4)	$—	$—	$23.3	$—
Corporate	545.2	(1.0)	(4.6)	(23.4)	18.4	—	534.6	(1.1)
Commercial mortgage-backed securities	19.0	—	(0.3)	(0.3)	—	(7.1)	11.3	—
Collateralized debt obligations	111.1	(0.8)	0.6	—	—	—	110.9	(0.7)
Other debt obligations	88.5	—	0.4	(28.9)	8.2	(31.1)	37.1	—
Total fixed maturities, available-for-sale	788.3	(1.8)	(3.7)	(54.0)	26.6	(38.2)	717.2	(1.8)
Fixed maturities, trading	269.6	(0.3)	—	(28.4)	—	(19.4)	221.5	(0.4)
Equity securities, available-for-sale	48.2	(4.5)	4.7	—	—	—	48.4	(4.5)
Derivative assets	39.4	5.7	(0.1)	(11.3)	—	—	33.7	5.7
Other investments	122.2	—	—	(14.8)	—	—	107.4	—
Separate account assets (2)	3,799.5	161.9	0.2	(52.3)	—	(4.9)	3,904.4	161.9

Liabilities
Investment-type insurance contracts	(4.2)	(51.9)	—	6.9	—	—	(49.2)	(53.5)
Derivative liabilities	(185.0)	5.5	0.4	0.3	—	—	(178.8)	6.3
Other liabilities (3)	(158.9)	(6.1)	(9.3)	(4.5)	—	—	(178.8)	(6.1)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

	For the six months ended June 30, 2012							Changes in
	Beginning						Ending	unrealized
	asset/	Total realized/unrealized		Purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2011	(1)	income	(4)	Level 3	Level 3	2012	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$22.9	$—	$—	$2.2	$14.5	$—	$39.6	$—
Corporate	297.0	(5.4)	9.0	(31.5)	26.0	(95.5)	199.6	(2.7)
Collateralized debt obligations	102.5	(0.2)	(3.0)	5.3	—	(27.0)	77.6	(0.2)
Other debt obligations	27.3	(2.2)	(0.7)	(25.3)	6.0	—	5.1	(2.2)
Total fixed maturities, available-for-sale	449.7	(7.8)	5.3	(49.3)	46.5	(122.5)	321.9	(5.1)
Fixed maturities, trading	220.8	(2.8)	1.3	(43.1)	9.5	—	185.7	(3.6)
Equity securities, available-for-sale	18.0	—	(0.9)	—	—	—	17.1	—
Derivative assets	60.2	(3.8)	—	2.4	—	—	58.8	(2.8)
Other investments	97.5	(0.7)	—	(13.2)	—	—	83.6	(0.7)
Separate account assets (2)	4,198.2	212.4	0.3	29.8	1.6	(1.8)	4,440.5	203.6

Liabilities
Investments-type insurance contracts	(195.8)	22.4	—	(6.0)	—	—	(179.4)	21.2
Derivative liabilities	(177.1)	12.8	0.2	17.0	—	—	(147.1)	13.7
Other liabilities (3)	(24.2)	(9.4)	—	—	—	—	(33.6)	(9.4)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

	For the six months ended June 30, 2011							Changes in
	Beginning						Ending	unrealized
	asset/	Total realized/unrealized		Purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2010	(1)	income	(4)	Level 3	Level 3	2011	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. governments	$24.5	$—	$0.2	$(1.4)	$—	$—	$23.3	$—
Corporate	552.1	(8.9)	0.1	(34.6)	45.9	(20.0)	534.6	(2.3)
Commercial mortgage-backed securities	16.2	—	2.3	(0.1)	—	(7.1)	11.3	—
Collateralized debt obligations	109.3	(11.1)	15.3	(1.3)	—	(1.3)	110.9	(0.7)
Other debt obligations	88.8	—	0.9	(30.1)	8.6	(31.1)	37.1	—
Total fixed maturities, available-for-sale	790.9	(20.0)	18.8	(67.5)	54.5	(59.5)	717.2	(3.0)
Fixed maturities, trading	269.1	(4.4)	—	(23.8)	—	(19.4)	221.5	(3.6)
Equity securities, available-for-sale	43.2	(4.5)	9.7	—	—	—	48.4	(4.5)
Derivative assets	33.3	12.0	(0.2)	(11.4)	—	—	33.7	10.7
Other investments	128.3	(2.1)	—	(18.8)	—	—	107.4	(2.1)
Separate account assets (2)	3,771.5	235.6	(0.1)	(69.6)	3.1	(36.1)	3,904.4	231.1

Liabilities
Investments-type insurance contracts	(6.6)	(56.4)	—	13.8	—	—	(49.2)	(56.2)
Derivative liabilities	(181.5)	6.9	2.4	(6.6)	—	—	(178.8)	8.8
Other liabilities (3)	(156.8)	(1.7)	(9.1)	(11.2)	—	—	(178.8)	(1.7)

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

(4)   Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

	For the three months ended June 30, 2012
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$2.8	$—	$—	$(0.3)	$2.5
Corporate	5.8	(20.0)	—	(0.7)	(14.9)
Collateralized debt obligations	5.1	—	—	(0.3)	4.8
Other debt obligations	—	—	—	(0.1)	(0.1)
Total fixed maturities, available-for-sale	13.7	(20.0)	—	(1.4)	(7.7)
Fixed maturities, trading	—	—	—	(24.9)	(24.9)
Derivative assets	0.7	—	—	—	0.7
Other investments	—	—	—	(6.4)	(6.4)
Separate account assets	41.0	(28.7)	(11.4)	31.6	32.5

Liabilities
Investment-type insurance contracts	—	—	(4.8)	0.8	(4.0)
Derivative liabilities	(1.0)	9.9	—	—	8.9

	For the three months ended June 30, 2011
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$2.5	$(3.9)	$—	$—	$(1.4)
Corporate	0.8	—	—	(24.2)	(23.4)
Commercial mortgage-backed securities	—	—	—	(0.3)	(0.3)
Other debt obligations	—	—	—	(28.9)	(28.9)
Total fixed maturities, available-for-sale	3.3	(3.9)	—	(53.4)	(54.0)
Fixed maturities, trading	—	(0.4)	—	(28.0)	(28.4)
Derivative assets	0.8	(12.1)	—	—	(11.3)
Other investments	—	—	—	(14.8)	(14.8)
Separate account assets	38.2	(79.9)	2.3	(12.9)	(52.3)

Liabilities
Investment-type insurance contracts	—	—	5.7	1.2	6.9
Derivative liabilities	(0.5)	0.8	—	—	0.3
Other liabilities	—	—	—	(4.5)	(4.5)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

	For the six months ended June 30, 2012
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. government	$6.7	$(3.9)	$—	$(0.6)	$2.2
Corporate	18.1	(46.6)	—	(3.0)	(31.5)
Collateralized debt obligations	5.1	—	—	0.2	5.3
Other debt obligations	—	—	—	(25.3)	(25.3)
Total fixed maturities, available-for-sale	29.9	(50.5)	—	(28.7)	(49.3)
Fixed maturities, trading	—	(0.9)	—	(42.2)	(43.1)
Derivative assets	3.2	(0.8)	—	—	2.4
Other investments	—	—	—	(13.2)	(13.2)
Separate account assets	168.5	(119.0)	(146.3)	126.6	29.8

Liabilities
Investment-type insurance contracts	—	—	(8.1)	2.1	(6.0)
Derivative liabilities	(1.7)	18.7	—	—	17.0

	For the six months ended June 30, 2011
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale
Non-U.S. government	$2.5	$(3.9)	$—	$—	$(1.4)
Corporate	8.4	(16.5)	—	(26.5)	(34.6)
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Collateralized debt obligations	0.3	(0.4)	—	(1.2)	(1.3)
Other debt obligations	—	—	—	(30.1)	(30.1)
Total fixed maturities, available-for-sale	11.2	(20.8)	—	(57.9)	(67.5)
Fixed maturities, trading	10.0	(5.7)	—	(28.1)	(23.8)
Derivative assets	0.8	(12.2)	—	—	(11.4)
Other investments	—	—	—	(18.8)	(18.8)
Separate account assets	73.4	(124.6)	2.3	(20.7)	(69.6)

Liabilities
Investment-type insurance contracts	—	—	12.0	1.8	13.8
Derivative liabilities	(9.9)	3.3	—	—	(6.6)
Other liabilities	(2.1)	—	—	(9.1)	(11.2)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels are summarized below.

	For the three months ended June 30, 2012
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$22.6	$—	$15.0
Total fixed maturities, available-for-sale	—	—	—	22.6	—	15.0
Fixed maturities, trading	—	—	—	9.5	—	—
Separate account assets	3,222.8	—	—	1.3	—	0.1

	For the six months ended June 30, 2012
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$14.5	$—	$—
Corporate	—	—	—	26.0	—	95.5
Collateralized debt obligations	—	—	—	—	—	27.0
Other debt obligations	—	—	—	6.0	—	—
Total fixed maturities, available-for-sale	—	—	—	46.5	—	122.5
Fixed maturities, trading	—	—	—	9.5	—	—
Separate account assets	3,222.8	0.3	—	1.3	—	1.8

Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

During the three and six months ended June 30, 2011, $3,549.7 million and $3,552.0 million, respectively, of separate account assets transferred out of Level 1 into Level 2. Separate account assets transferred between Level 1 and Level 2 during the six months ended June 30, 2012 and during the three and six months ended June 30, 2011, primarily related to foreign equity securities. When these securities are valued at the local close price of the exchange where the assets traded, they are reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices and the fair value is reflected in Level 2.

Assets transferred into Level 3 during the six months ended June 30, 2012 and 2011, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the six months ended June 30, 2012 and 2011, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

	As of June 30, 2012
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$13.8	Discounted cash flow	Discount rate (1)	1.6%	1.6%
			Illiquidity premium	50 basis points (“bps”)	50bps
Corporate	64.7	Discounted cash flow	Discount rate (1)	2.1%-46.0%	12.0%
			Illiquidity premium	0bps-100bps	38bps
			Earnings before interest, taxes, depreciation and amortization multiple	4.5x-6.5x	5.5x
			Probability of default	0%-100%	7.5%
			Potential loss severity	0%-25%	1.9%
Collateralized debt obligations	36.2	Discounted cash flow	Discount rate (1)	1.8%-21.8%	14.6%
			Illiquidity premium	400bps-1,000bps	786bps
Other debt obligations	5.1	Discounted cash flow	Discount rate (1)	20.0%	20.0%
Fixed maturities, trading	37.8	Discounted cash flow	Discount rate (1)	2.1%-69.4%	8.5%
			Illiquidity premium	0bps-1,400bps	360bps
			Earnings before interest, taxes, depreciation and amortization multiple	0x-6.5x	0.5x
			Potential loss severity	0%-66%	11.1%
	132.4	See note (2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

	As of June 30, 2012
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Other investments	89.8	Discounted cash flow	Discount rate (1)	4.3%	4.3%
			Illiquidity premium	334bps	334bps
Separate account assets	4,123.9	Discounted cash flow - mortgage loans	Discount rate (1)	1.0%-12.6%	4.2%
			Illiquidity premium	0bps-50bps
			Credit spread rate	70bps-1,245bps	352bps
		Discounted cash flow - real estate	Discount rate (1)	6.5%-10.5%	8.2%
			Terminal capitalization rate	5.5%-9.5%	7.3%
			Average market rent growth rate	2.3%-5.7%	3.4%

Liabilities
Investment-type insurance contracts	(179.4)	Discounted cash flow	Long duration interest rate	2.4%-2.5% (3)	See note (3)
			Long-term equity market volatility	16.1%-44.5%
			Non-performance risk	0.9%-2.9%
			Utilization rate	See note (4)	See note (4)
			Lapse rate	0.5%-16.0%
			Mortality rate	See note (5)	See note (5)
Derivative liabilities	(94.7)	See note (2)
Other liabilities	(33.6)	See note (2)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

(4)          This input factor is the number of contractholders taking withdrawals as well as the amount and timing of the withdrawals and a range does not provide a meaningful presentation.

(5)          This input is based on an appropriate industry mortality table and a range does not provide a meaningful presentation.

Market comparable discount rates are used as the base rate in the discounted cash flows used to determine the fair value of certain assets. Increases or decreases in the credit spreads on the comparable assets could cause the fair value of asset to significantly decrease or increase, respectively. Additionally, we may adjust the base discount rate or the modeled price by applying an illiquidity premium given the highly structured nature of certain assets. Increases or decreases in this illiquidity premium could cause significant decreases or increases, respectively, in the fair value of the asset.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the six months ended June 30, 2012, certain mortgage loans had been marked to fair value of $172.7 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $3.4 million and $11.2 million for the three and six months ended June 30, 2012, respectively, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs. The fair value of the underlying collateral is determined based on a discounted cash flow valuation either from an external broker opinion of value or an internal model. Significant inputs used in the discounted cash flow calculation include: a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the mortgage loans marked to fair value during the six months ended June 30, 2012, were:

Discount rate = 8.0% - 20.0%

Terminal capitalization rate = 6.3% - 10.5%

Average market rent growth = 3.0% - 8.0%

During the six months ended June 30, 2012, certain mortgage servicing rights had been marked to fair value of $5.9 million. The net impact of impairments and subsequent improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net loss of $0.1 million and zero for the three and six months ended June 30, 2012, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans. The discount rate used in calculating the present value of the future servicing cash flows was 3.1% for the six months ended June 30, 2012.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

During the six months ended June 30, 2011, certain mortgage loans had been marked to fair value of $97.4 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $14.8 million and $14.0 million for the three months and six ended June 30, 2011, respectively, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

During the six months ended June 30, 2011, certain mortgage servicing rights had been written down to fair value of $1.0 million. The net impact of impairments and improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net loss of $0.1 million and zero for the three months and six ended June 30, 2011, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

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

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $83.6 million and $82.8 million as of June 30, 2012, and $97.5 million and $96.1 million as of December 31, 2011, respectively. The change in fair value of the loans resulted in a $0.2 million and $0.0 million pre-tax gain (loss) for the three months ended June 30, 2012 and 2011, respectively, and a ($0.7) million and ($2.1) million pre-tax gain (loss) for the six months ended June 30, 2012 and 2011, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $1.7 million and $2.1 million for the three months ended June 30, 2012 and 2011, respectively, and $3.5 million and $4.6 million for the six months ended June 30, 2012 and 2011, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $84.1 million and $215.2 million as of June 30, 2012, and $88.4 million and $169.8 million as of December 31, 2011, respectively. For the three months ended June 30, 2012 and 2011, the change in fair value of the obligations resulted in a pre-tax gain (loss) of $7.5 million and ($6.1) million, which includes a pre-tax gain (loss) of $7.2 million and ($6.1) million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. For the six months ended June 30, 2012 and 2011, the change in fair value of the obligations resulted in a pre-tax gain (loss) of ($8.5) million and $0.2 million, which includes a pre-tax gain (loss) of ($9.4) million and ($1.7) million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $1.3 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, and $2.7 million and $3.6 million for the six months ended June 30, 2012 and 2011, respectively.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

	June 30, 2012
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
			(in millions)
Assets (liabilities)
Mortgage loans	$11,158.6	$11,706.9	$—	$—	$11,706.9
Policy loans	867.8	1,079.0	—	—	1,079.0
Other investments	244.5	245.3	—	158.8	86.5
Cash and cash equivalents	791.9	791.9	791.9	—	—
Investments-type insurance contracts	(31,215.0)	(30,977.2)	—	(6,727.7)	(24,249.5)
Short-term debt	(262.9)	(262.9)	—	(262.9)	—
Long-term debt	(1,576.9)	(1,819.3)	—	(1,789.7)	(29.6)
Separate account liabilities	(68,014.8)	(67,070.3)	—	—	(67,070.3)
Bank deposits	(2,132.1)	(2,137.9)	(1,324.1)	(813.8)	—
Cash collateral payable	(279.1)	(279.1)	(279.1)	—	—

	December 31, 2011
	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Mortgage loans	$10,727.2	$11,223.4
Policy loans	885.1	1,114.2
Other investments	165.6	165.6
Cash and cash equivalents	1,174.1	1,174.1
Investments-type insurance contracts	(32,408.5)	(32,234.0)
Short-term debt	(105.2)	(105.2)
Long-term debt	(1,564.8)	(1,750.7)
Separate account liabilities	(64,016.2)	(62,906.9)
Bank deposits	(2,142.8)	(2,150.2)
Cash collateral payable	(234.0)	(234.0)

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

June 30, 2012

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

June 30, 2012

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

June 30, 2012

(Unaudited)

The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2012	December 31, 2011
	(in millions)

Assets:
Retirement and Investor Services	$111,536.2	$108,998.0
Principal Global Investors	1,218.4	1,833.3
Principal International	17,229.1	15,612.1
U.S. Insurance Solutions	18,082.5	17,389.1
Corporate	3,984.5	3,529.2
Total consolidated assets	$152,050.7	$147,361.7

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)

Operating revenues by segment:
Retirement and Investor Services	$1,081.2	$1,044.2	$2,136.3	$2,062.1
Principal Global Investors	141.1	136.3	279.2	261.6
Principal International	210.6	227.2	473.1	433.3
U.S. Insurance Solutions	751.5	730.7	1,448.5	1,462.7
Corporate	(48.1)	(39.9)	(93.4)	(73.7)
Total segment operating revenues	2,136.3	2,098.5	4,243.7	4,146.0
Net realized capital gains (losses), net of related revenue adjustments	(21.7)	12.2	(52.1)	(68.3)
Exited group medical insurance business	4.0	180.8	22.9	435.7
Assumption change within our Individual Life business	—	4.9	—	4.9
Total revenues per consolidated statements of operations	$2,118.6	$2,296.4	$4,214.5	$4,518.3
Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$141.7	$154.7	$285.3	$308.8
Principal Global Investors	18.2	20.8	34.4	37.4
Principal International	36.9	36.3	78.7	64.1
U.S. Insurance Solutions	50.2	49.0	100.4	102.4
Corporate	(30.7)	(31.8)	(69.5)	(63.9)
Total segment operating earnings, net of related income taxes	216.3	229.0	429.3	448.8
Net realized capital gains (losses), as adjusted (1)	(39.2)	23.5	(49.2)	(31.4)
Other after-tax adjustments (2)	(4.0)	(35.2)	(5.5)	(18.1)
Net income available to common stockholders per consolidated statements of operations	$173.1	$217.3	$374.6	$399.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

(1)                    Net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$0.2	$37.7	$(6.5)	$(20.3)
Certain derivative and hedging-related adjustments	(22.4)	(25.5)	(45.7)	(47.8)
Certain market value adjustments to fee revenues	—	(0.1)	—	(0.1)
Recognition of front-end fee revenue	0.5	0.1	0.1	(0.1)
Net realized capital gains (losses), net of related revenue adjustments	(21.7)	12.2	(52.1)	(68.3)
Amortization of deferred policy acquisition and sales inducement costs	(28.7)	(14.3)	4.2	6.3
Capital (gains) losses distributed	5.6	(3.0)	(1.9)	(11.7)
Certain market value adjustments of embedded derivatives	0.5	60.0	(1.4)	63.8
Net realized capital (gains) losses associated with exited group medical insurance business	0.1	(0.1)	0.2	(0.2)
Noncontrolling interest capital gains	(0.1)	(19.3)	(8.2)	(36.8)
Income tax effect	5.1	(12.0)	10.0	15.5
Net realized capital gains (losses), as adjusted	$(39.2)	$23.5	$(49.2)	$(31.4)

(2)          For the three months ended June 30, 2012, other after-tax adjustments included the negative effect resulting from losses associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP.

For the three months ended June 30, 2011, other after-tax adjustments included (1) the negative effect of (a) an assumption change in our Individual Life business ($34.5 million) and (b) a contribution made to The Principal Financial Group Foundation, Inc. ($19.5 million) and (2) the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($18.8 million).

For the six months ended June 30, 2012, other after-tax adjustments included the negative effect resulting from losses associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP.

For the six months ended June 30, 2011, other after-tax adjustments included (1) the negative effect of (a) an assumption change in our Individual Life business ($34.5 million) and b) a contribution made to The Principal Financial Group Foundation, Inc. ($19.5 million) and (2) the positive effect of gains associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($35.9 million).

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Retirement and Investor Services:
Full service accumulation	$334.4	$342.3	$667.1	$685.7
Principal Funds	149.1	144.2	296.2	285.8
Individual annuities	289.6	288.2	561.9	562.4
Bank and trust services	25.3	24.6	49.8	48.4
Eliminations	(29.0)	(28.5)	(58.2)	(57.4)
Total Accumulation	769.4	770.8	1,516.8	1,524.9
Investment only	108.3	127.8	223.6	263.4
Full service payout	203.5	145.6	395.9	273.8
Total Guaranteed	311.8	273.4	619.5	537.2
Total Retirement and Investor Services	1,081.2	1,044.2	2,136.3	2,062.1
Principal Global Investors (1)	141.1	136.3	279.2	261.6
Principal International	210.6	227.2	473.1	433.3
U.S. Insurance Solutions:
Individual life insurance	358.7	353.5	672.2	711.8
Specialty benefits insurance	392.8	377.2	776.3	750.9
Total U.S. Insurance Solutions	751.5	730.7	1,448.5	1,462.7
Corporate	(48.1)	(39.9)	(93.4)	(73.7)
Total operating revenues	$2,136.3	$2,098.5	$4,243.7	$4,146.0
Total operating revenues	$2,136.3	$2,098.5	$4,243.7	$4,146.0
Net realized capital gains (losses), net of related revenue adjustments	(21.7)	12.2	(52.1)	(68.3)
Exited group medical insurance business	4.0	180.8	22.9	435.7
Assumption change within our Individual Life business	—	4.9	—	4.9
Total revenues per consolidated statements of operations	$2,118.6	$2,296.4	$4,214.5	$4,518.3

(1)   Reflects inter-segment revenues of $53.3 million and $55.8 million for the three months ended June 30, 2012 and 2011, respectively, and $105.9 million and $107.5 million for the six months ended June 30, 2012 and 2011, respectively.

11.  Stock-Based Compensation Plans

As of June 30, 2012, we have the Amended and Restated 2010 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the Amended and Restated 2010 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

As of June 30, 2012, the maximum number of new shares of common stock that were available for grant under the Amended and Restated 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 8.8 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

	For the six months ended June 30,
	2012	2011
	(in millions)
Compensation cost	$27.2	$23.4
Related income tax benefit	9.0	8.0
Capitalized as part of an asset	1.2	1.1

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the Amended and Restated 2010 Stock Incentive Plan. Total options granted were 0.8 million for the six months ended June 30, 2012. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 2.6 percent, a weighted-average expected volatility of 70.0 percent, a weighted-average risk-free interest rate of 1.1 percent and a weighted-average expected term of 6 years. The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2012, was $13.95 per share.

As of June 30, 2012, there were $8.4 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 1.6 years.

Performance Share Awards

Performance share awards were granted to certain employees under the Amended and Restated 2010 Stock Incentive Plan. Total performance share awards granted were 0.4 million for the six months ended June 30, 2012. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objective to be determined at the end of the performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $27.46 per common share.

As of June 30, 2012, there were $10.0 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 1.6 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the Amended and Restated 2010 Stock Incentive Plan and non-employee directors pursuant to the 2005 Directors Stock Plan. Total restricted stock units granted were 1.1 million for the six months ended June 30, 2012. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $27.33 per common share.

As of June 30, 2012, there were $46.8 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 2.0 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.5 million shares for the six months ended June 30, 2012. The weighted average fair value of the discount on the stock purchased was $4.76 per share.

As of June 30, 2012, a total of 6.4 million of new shares are available to be made issuable by us for this plan.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

12. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Net income	$184.1	$249.2	$403.0	$458.0
Subtract:
Net income attributable to noncontrolling interest	2.7	23.6	11.9	42.2
Preferred stock dividends	8.3	8.3	16.5	16.5
Net income available to common stockholders	$173.1	$217.3	$374.6	$399.3
Weighted-average shares outstanding:
Basic	299.4	320.0	300.6	320.7
Dilutive effects:
Stock options	0.9	1.3	1.0	1.4
Restricted stock units	1.3	1.5	1.4	1.5
Performance share awards	0.3	0.4	0.3	0.4
Diluted	301.9	323.2	303.3	324.0
Net income per common share:
Basic	$0.58	$0.68	$1.25	$1.24
Diluted	$0.58	$0.67	$1.24	$1.23

The calculation of diluted earnings per share for the three and six months ended June 30, 2012 and 2011, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2012 and December 31, 2011, and for the six months ended June 30, 2012 and 2011.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Condensed Consolidating Statements of Financial Position

June 30, 2012

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,864.7	$6,284.7	$(355.8)	$49,793.6
Fixed maturities, trading	152.2	298.2	326.1	—	776.5
Equity securities, available-for-sale	—	135.3	3.7	—	139.0
Equity securities, trading	—	0.3	224.0	—	224.3
Mortgage loans	—	9,698.4	1,855.0	(394.8)	11,158.6
Real estate	—	9.0	1,166.0	(0.9)	1,174.1
Policy loans	—	839.7	28.1	—	867.8
Investment in unconsolidated entities	10,216.3	2,914.5	4,982.3	(17,291.2)	821.9
Other investments	5.8	2,775.2	1,034.5	(1,540.6)	2,274.9
Cash and cash equivalents	374.4	472.8	826.1	(26.7)	1,646.6
Accrued investment income	0.2	522.2	67.4	(0.3)	589.5
Premiums due and other receivables	—	921.9	1,003.8	(828.7)	1,097.0
Deferred policy acquisition costs	—	2,408.8	255.0	—	2,663.8
Property and equipment	—	406.2	63.5	—	469.7
Goodwill	—	54.3	487.7	—	542.0
Other intangibles	—	28.6	906.3	—	934.9
Separate account assets	—	65,126.0	10,824.5	—	75,950.5
Other assets	13.7	460.2	1,068.1	(616.0)	926.0
Total assets	$10,762.6	$130,936.3	$31,406.8	$(21,055.0)	$152,050.7
Liabilities
Contractholder funds	$—	$36,239.0	$761.3	$(272.8)	$36,727.5
Future policy benefits and claims	—	16,653.6	4,280.3	(142.5)	20,791.4
Other policyholder funds	—	630.6	33.1	(0.3)	663.4
Short-term debt	—	222.0	40.9	—	262.9
Long-term debt	1,351.7	99.4	528.2	(402.4)	1,576.9
Income taxes currently payable	(20.3)	(411.1)	26.7	407.1	2.4
Deferred income taxes	(16.8)	368.9	234.3	(17.7)	568.7
Separate account liabilities	—	65,126.0	10,824.5	—	75,950.5
Other liabilities	25.3	4,518.4	4,384.0	(2,916.1)	6,011.6
Total liabilities	1,339.9	123,446.8	21,113.3	(3,344.7)	142,555.3

Redeemable noncontrolling interest	—	—	60.5	—	60.5

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,685.4	5,729.0	7,892.8	(13,621.8)	9,685.4
Retained earnings	4,667.1	1,154.9	1,735.5	(2,890.4)	4,667.1
Accumulated other comprehensive income	550.5	603.1	588.0	(1,191.1)	550.5
Treasury stock, at cost	(5,484.9)	—	—	—	(5,484.9)
Total stockholders’ equity attributable to PFG	9,422.7	7,489.5	10,216.3	(17,705.8)	9,422.7
Noncontrolling interest	—	—	16.7	(4.5)	12.2
Total stockholders’ equity	9,422.7	7,489.5	10,233.0	(17,710.3)	9,434.9
Total liabilities and stockholders’ equity	$10,762.6	$130,936.3	$31,406.8	$(21,055.0)	$152,050.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2011

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,285.3	$6,082.4	$(361.0)	$49,006.7
Fixed maturities, trading	268.7	374.8	328.2	—	971.7
Equity securities, available-for-sale	—	73.4	3.7	—	77.1
Equity securities, trading	—	0.3	404.5	—	404.8
Mortgage loans	—	9,271.5	1,831.8	(376.1)	10,727.2
Real estate	—	9.2	1,084.9	(1.2)	1,092.9
Policy loans	—	859.3	25.8	—	885.1
Investment in unconsolidated entities	9,828.0	3,115.7	4,718.4	(16,834.8)	827.3
Other investments	7.0	2,559.0	925.3	(1,332.8)	2,158.5
Cash and cash equivalents	226.7	1,344.5	1,277.6	(14.9)	2,833.9
Accrued investment income	1.8	551.1	66.6	(4.3)	615.2
Premiums due and other receivables	—	969.1	827.7	(600.3)	1,196.5
Deferred policy acquisition costs	—	2,197.4	230.6	—	2,428.0
Property and equipment	—	395.9	61.3	—	457.2
Goodwill	—	54.3	428.0	—	482.3
Other intangibles	—	29.2	861.4	—	890.6
Separate account assets	—	61,615.1	9,749.3	—	71,364.4
Other assets	14.8	668.9	994.7	(736.1)	942.3
Total assets	$10,347.0	$127,374.0	$29,902.2	$(20,261.5)	$147,361.7
Liabilities
Contractholder funds	$—	$37,356.8	$586.7	$(267.1)	$37,676.4
Future policy benefits and claims	—	16,373.3	3,937.9	(100.8)	20,210.4
Other policyholder funds	—	519.7	29.0	(0.1)	548.6
Short-term debt	—	—	105.2	—	105.2
Long-term debt	1,351.7	99.4	504.8	(391.1)	1,564.8
Income taxes currently payable	(18.6)	(218.4)	34.3	205.8	3.1
Deferred income taxes	(22.5)	90.6	155.2	(14.6)	208.7
Separate account liabilities	—	61,615.1	9,749.3	—	71,364.4
Other liabilities	18.5	4,293.3	4,591.5	(2,617.1)	6,286.2
Total liabilities	1,329.1	120,129.8	19,693.9	(3,185.0)	137,967.8

Redeemable noncontrolling interest	—	—	22.2	—	22.2

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,634.7	5,718.1	7,870.2	(13,588.3)	9,634.7
Retained earnings	4,402.3	1,195.0	1,660.3	(2,855.3)	4,402.3
Accumulated other comprehensive income	258.0	328.6	297.5	(626.1)	258.0
Treasury stock, at cost	(5,281.7)	—	—	—	(5,281.7)
Total stockholders’ equity attributable to PFG	9,017.9	7,244.2	9,828.0	(17,072.2)	9,017.9
Noncontrolling interest	—	—	358.1	(4.3)	353.8
Total stockholders’ equity	9,017.9	7,244.2	10,186.1	(17,076.5)	9,371.7
Total liabilities and stockholders’ equity	$10,347.0	$127,374.0	$29,902.2	$(20,261.5)	$147,361.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2012

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,185.9	$175.2	$—	$1,361.1
Fees and other revenues	0.2	718.7	665.0	(149.8)	1,234.1
Net investment income	1.2	1,257.6	361.7	5.3	1,625.8
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	18.3	52.9	(16.9)	54.3
Total other-than-temporary impairment losses on available-for-sale securities	—	(72.0)	(10.7)	(0.1)	(82.8)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	16.2	5.8	—	22.0
Net impairment losses on available-for-sale securities	—	(55.8)	(4.9)	(0.1)	(60.8)
Net realized capital gains (losses)	—	(37.5)	48.0	(17.0)	(6.5)
Total revenues	1.4	3,124.7	1,249.9	(161.5)	4,214.5
Expenses
Benefits, claims and settlement expenses	—	2,013.8	315.0	(6.3)	2,322.5
Dividends to policyholders	—	99.8	—	—	99.8
Operating expenses	60.1	749.0	601.6	(130.6)	1,280.1
Total expenses	60.1	2,862.6	916.6	(136.9)	3,702.4

Income (loss) before income taxes	(58.7)	262.1	333.3	(24.6)	512.1
Income taxes (benefits)	(22.8)	60.5	71.7	(0.3)	109.1
Equity in the net income of subsidiaries	427.0	119.5	177.4	(723.9)	—
Net income	391.1	321.1	439.0	(748.2)	403.0
Net income attributable to noncontrolling interest	—	—	12.0	(0.1)	11.9
Net income attributable to PFG	391.1	321.1	427.0	(748.1)	391.1
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$374.6	$321.1	$427.0	$(748.1)	$374.6

Net income	$391.1	$321.1	$439.0	$(748.2)	$403.0
Other comprehensive income	249.6	275.0	25.7	(257.6)	292.7
Comprehensive income	$640.7	$596.1	$464.7	$(1,005.8)	$695.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2011

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,401.2	$147.8	$—	$1,549.0
Fees and other revenues	0.1	794.4	614.5	(152.8)	1,256.2
Net investment income	11.7	1,287.0	387.3	47.4	1,733.4
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	40.1	43.9	(1.3)	82.7
Total other-than-temporary impairment losses on available-for-sale securities	—	(39.2)	(15.7)	—	(54.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	(56.9)	8.8	—	(48.1)
Net impairment losses on available-for-sale securities	—	(96.1)	(6.9)	—	(103.0)
Net realized capital gains (losses)	—	(56.0)	37.0	(1.3)	(20.3)
Total revenues	11.8	3,426.6	1,186.6	(106.7)	4,518.3
Expenses
Benefits, claims and settlement expenses	—	2,092.2	297.4	(6.8)	2,382.8
Dividends to policyholders	—	106.5	—	—	106.5
Operating expenses	58.7	965.7	563.2	(130.3)	1,457.3
Total expenses	58.7	3,164.4	860.6	(137.1)	3,946.6

Income (loss) before income taxes	(46.9)	262.2	326.0	30.4	571.7
Income taxes (benefits)	(17.9)	64.5	67.2	(0.1)	113.7
Equity in the net income of subsidiaries	444.8	155.1	228.2	(828.1)	—
Net income	415.8	352.8	487.0	(797.6)	458.0
Net income attributable to noncontrolling interest	—	—	42.2	—	42.2
Net income attributable to PFG	415.8	352.8	444.8	(797.6)	415.8
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$399.3	$352.8	$444.8	$(797.6)	$399.3

Net income	$415.8	$352.8	$487.0	$(797.6)	$458.0
Other comprehensive income	451.2	368.3	104.6	(489.5)	434.6
Comprehensive income	$867.0	$721.1	$591.6	$(1,287.1)	$892.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2012

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$90.6	$1,625.6	$(365.0)	$150.8	$1,502.0
Investing activities
Available-for-sale securities:
Purchases	—	(3,422.9)	(505.5)	16.6	(3,911.8)
Sales	—	668.9	33.6	(7.4)	695.1
Maturities	—	2,602.1	500.2	—	3,102.3
Mortgage loans acquired or originated	—	(1,196.5)	(114.4)	—	(1,310.9)
Mortgage loans sold or repaid	—	789.6	174.5	(148.1)	816.0
Real estate acquired	—	—	(39.8)	—	(39.8)
Net purchases of property and equipment	—	(16.5)	(8.2)	—	(24.7)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(62.5)	—	(62.5)
Dividends and returns of capital received from unconsolidated entities	364.8	160.5	364.7	(890.0)	—
Net change in other investments	—	(23.9)	(54.4)	(12.2)	(90.5)
Net cash provided by (used in) investing activities	364.8	(438.7)	288.2	(1,041.1)	(826.8)
Financing activities
Issuance of common stock	11.7	—	—	—	11.7
Acquisition of treasury stock	(203.2)	—	—	—	(203.2)
Proceeds from financing element derivatives	—	20.8	—	—	20.8
Payments for financing element derivatives	—	(26.4)	—	—	(26.4)
Excess tax benefits from share-based payment arrangements	—	5.2	5.5	—	10.7
Dividends to common stockholders	(108.0)	—	—	—	(108.0)
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	9.1	—	9.1
Principal repayments of long-term debt	—	—	10.0	(11.5)	(1.5)
Net proceeds from (repayments of) short-term borrowings	—	222.0	(66.5)	—	155.5
Dividends and capital paid to parent	—	(364.7)	(525.3)	890.0	—
Investment contract deposits	—	2,682.5	204.2	—	2,886.7
Investment contract withdrawals	—	(4,594.3)	(1.1)	—	(4,595.4)
Net decrease in banking operation deposits	—	—	(10.6)	—	(10.6)
Other	—	(3.7)	—	—	(3.7)
Net cash used in financing activities	(307.7)	(2,058.6)	(374.7)	878.5	(1,862.5)
Net increase (decrease) in cash and cash equivalents	147.7	(871.7)	(451.5)	(11.8)	(1,187.3)
Cash and cash equivalents at beginning of period	226.7	1,344.5	1,277.6	(14.9)	2,833.9
Cash and cash equivalents at end of period	$374.4	$472.8	$826.1	$(26.7)	$1,646.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2011

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(48.8)	$1,692.8	$299.0	$(157.5)	$1,785.5
Investing activities
Available-for-sale securities:
Purchases	(4.4)	(3,002.4)	(400.7)	—	(3,407.5)
Sales	200.0	482.0	98.4	(20.7)	759.7
Maturities	4.4	2,779.9	349.0	—	3,133.3
Mortgage loans acquired or originated	—	(551.6)	(75.2)	27.1	(599.7)
Mortgage loans sold or repaid	—	829.6	157.8	(58.6)	928.8
Real estate acquired	—	—	(18.1)	—	(18.1)
Net purchases of property and equipment	—	(14.1)	(4.4)	—	(18.5)
Dividends and returns of capital received from unconsolidated entities	506.3	309.6	506.3	(1,322.2)	—
Net change in other investments	—	(33.6)	40.8	8.7	15.9
Net cash provided by investing activities	706.3	799.4	653.9	(1,365.7)	793.9
Financing activities
Issuance of common stock	10.8	—	—	—	10.8
Acquisition of treasury stock	(236.2)	—	—	—	(236.2)
Proceeds from financing element derivatives	—	42.5	—	—	42.5
Payments for financing element derivatives	—	(25.8)	—	—	(25.8)
Excess tax benefits from share-based payment arrangements	—	0.7	1.2	—	1.9
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	2.0	—	2.0
Principal repayments of long-term debt	—	—	(38.2)	35.1	(3.1)
Dividends and capital paid to parent	—	(506.3)	(815.9)	1,322.2	—
Investment contract deposits	—	2,147.4	196.9	—	2,344.3
Investment contract withdrawals	—	(4,371.1)	(0.2)	—	(4,371.3)
Net decrease in banking operation deposits	—	—	(33.8)	—	(33.8)
Other	—	(2.0)	—	—	(2.0)
Net cash used in financing activities	(241.9)	(2,714.6)	(688.0)	1,357.3	(2,287.2)
Net increase (decrease) in cash and cash equivalents	415.6	(222.4)	264.9	(165.9)	292.2
Cash and cash equivalents at beginning of period	370.9	699.8	719.9	86.8	1,877.4
Cash and cash equivalents at end of period	$786.5	$477.4	$984.8	$(79.1)	$2,169.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2012 and December 31, 2011, and for the six months ended June 30, 2012 and 2011.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Condensed Consolidating Statements of Financial Position

June 30, 2012

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,793.6	$—	$49,793.6
Fixed maturities, trading	152.2	—	624.3	—	776.5
Equity securities, available-for-sale	—	—	139.0	—	139.0
Equity securities, trading	—	—	224.3	—	224.3
Mortgage loans	—	—	11,158.6	—	11,158.6
Real estate	—	—	1,174.1	—	1,174.1
Policy loans	—	—	867.8	—	867.8
Investment in unconsolidated entities	10,216.3	10,164.8	821.9	(20,381.1)	821.9
Other investments	5.8	23.2	2,245.9	—	2,274.9
Cash and cash equivalents	374.4	618.4	1,599.2	(945.4)	1,646.6
Accrued investment income	0.2	—	589.3	—	589.5
Premiums due and other receivables	—	—	1,095.7	1.3	1,097.0
Deferred policy acquisition costs	—	—	2,663.8	—	2,663.8
Property and equipment	—	—	469.7	—	469.7
Goodwill	—	—	542.0	—	542.0
Other intangibles	—	—	934.9	—	934.9
Separate account assets	—	—	75,950.5	—	75,950.5
Other assets	13.7	11.5	912.2	(11.4)	926.0
Total assets	$10,762.6	$10,817.9	$151,806.8	$(21,336.6)	$152,050.7
Liabilities
Contractholder funds	$—	$—	$36,727.5	$—	$36,727.5
Future policy benefits and claims	—	—	20,791.4	—	20,791.4
Other policyholder funds	—	—	663.4	—	663.4
Short-term debt	—	—	574.3	(311.4)	262.9
Long-term debt	1,351.7	—	225.2	—	1,576.9
Income taxes currently payable	(20.3)	0.3	11.9	10.5	2.4
Deferred income taxes	(16.8)	(35.1)	640.2	(19.6)	568.7
Separate account liabilities	—	—	75,950.5	—	75,950.5
Other liabilities	25.3	636.4	5,984.9	(635.0)	6,011.6
Total liabilities	1,339.9	601.6	141,569.3	(955.5)	142,555.3

Redeemable noncontrolling interest	—	—	60.5	—	60.5

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,685.4	7,892.8	7,621.0	(15,513.8)	9,685.4
Retained earnings	4,667.1	1,735.5	1,952.0	(3,687.5)	4,667.1
Accumulated other comprehensive income	550.5	588.0	576.0	(1,164.0)	550.5
Treasury stock, at cost	(5,484.9)	—	(2.0)	2.0	(5,484.9)
Total stockholders’ equity attributable to PFG	9,422.7	10,216.3	10,164.8	(20,381.1)	9,422.7
Noncontrolling interest	—	—	12.2	—	12.2
Total stockholders’ equity	9,422.7	10,216.3	10,177.0	(20,381.1)	9,434.9
Total liabilities and stockholders’ equity	$10,762.6	$10,817.9	$151,806.8	$(21,336.6)	$152,050.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2011

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,006.7	$—	$49,006.7
Fixed maturities, trading	268.7	—	703.0	—	971.7
Equity securities, available-for-sale	—	—	77.1	—	77.1
Equity securities, trading	—	—	404.8	—	404.8
Mortgage loans	—	—	10,727.2	—	10,727.2
Real estate	—	—	1,092.9	—	1,092.9
Policy loans	—	—	885.1	—	885.1
Investment in unconsolidated entities	9,828.0	9,762.9	827.2	(19,590.8)	827.3
Other investments	7.0	3.0	2,148.5	—	2,158.5
Cash and cash equivalents	226.7	702.4	2,787.9	(883.1)	2,833.9
Accrued investment income	1.8	—	613.4	—	615.2
Premiums due and other receivables	—	—	1,195.2	1.3	1,196.5
Deferred policy acquisition costs	—	—	2,428.0	—	2,428.0
Property and equipment	—	—	457.2	—	457.2
Goodwill	—	—	482.3	—	482.3
Other intangibles	—	—	890.6	—	890.6
Separate account assets	—	—	71,364.4	—	71,364.4
Other assets	14.8	10.4	926.1	(9.0)	942.3
Total assets	$10,347.0	$10,478.7	$147,017.6	$(20,481.6)	$147,361.7
Liabilities
Contractholder funds	$—	$—	$37,676.4	$—	$37,676.4
Future policy benefits and claims	—	—	20,210.4	—	20,210.4
Other policyholder funds	—	—	548.6	—	548.6
Short-term debt	—	50.0	318.9	(263.7)	105.2
Long-term debt	1,351.7	—	213.1	—	1,564.8
Income taxes currently payable	(18.6)	(0.9)	12.0	10.6	3.1
Deferred income taxes	(22.5)	(22.9)	270.8	(16.7)	208.7
Separate account liabilities	—	—	71,364.4	—	71,364.4
Other liabilities	18.5	624.5	6,264.1	(620.9)	6,286.2
Total liabilities	1,329.1	650.7	136,878.7	(890.7)	137,967.8

Redeemable noncontrolling interest	—	—	22.2	—	22.2

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,634.7	7,870.2	7,543.4	(15,413.6)	9,634.7
Retained earnings	4,402.3	1,660.3	1,907.5	(3,567.8)	4,402.3
Accumulated other comprehensive income	258.0	297.5	296.2	(593.7)	258.0
Treasury stock, at cost	(5,281.7)	—	(2.0)	2.0	(5,281.7)
Total stockholders’ equity attributable to PFG	9,017.9	9,828.0	9,762.9	(19,590.9)	9,017.9
Noncontrolling interest	—	—	353.8	—	353.8
Total stockholders’ equity	9,017.9	9,828.0	10,116.7	(19,590.9)	9,371.7
Total liabilities and stockholders’ equity	$10,347.0	$10,478.7	$147,017.6	$(20,481.6)	$147,361.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2012

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,361.1	$—	$1,361.1
Fees and other revenues	0.2	—	1,234.4	(0.5)	1,234.1
Net investment income	1.2	—	1,624.3	0.3	1,625.8
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	0.2	54.1	—	54.3
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(82.8)	—	(82.8)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	22.0	—	22.0
Net impairment losses on available-for-sale securities	—	—	(60.8)	—	(60.8)
Net realized capital gains (losses)	—	0.2	(6.7)	—	(6.5)
Total revenues	1.4	0.2	4,213.1	(0.2)	4,214.5
Expenses
Benefits, claims and settlement expenses	—	—	2,322.5	—	2,322.5
Dividends to policyholders	—	—	99.8	—	99.8
Operating expenses	60.1	3.7	1,216.5	(0.2)	1,280.1
Total expenses	60.1	3.7	3,638.8	(0.2)	3,702.4

Income (loss) before income taxes	(58.7)	(3.5)	574.3	—	512.1
Income taxes (benefits)	(22.8)	(3.8)	135.7	—	109.1
Equity in the net income of subsidiaries	427.0	426.7	—	(853.7)	—
Net income	391.1	427.0	438.6	(853.7)	403.0
Net income attributable to noncontrolling interest	—	—	11.9	—	11.9
Net income attributable to PFG	391.1	427.0	426.7	(853.7)	391.1
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$374.6	$427.0	$426.7	$(853.7)	$374.6

Net income	$391.1	$427.0	$438.6	$(853.7)	$403.0
Other comprehensive income	249.6	290.8	279.9	(527.6)	292.7
Comprehensive income	$640.7	$717.8	$718.5	$(1,381.3)	$695.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2011

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,549.0	$—	$1,549.0
Fees and other revenues	0.1	—	1,258.6	(2.5)	1,256.2
Net investment income (loss)	11.7	(2.3)	1,721.5	2.5	1,733.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(0.1)	82.8	—	82.7
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(54.9)	—	(54.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(48.1)	—	(48.1)
Net impairment losses on available-for-sale securities	—	—	(103.0)	—	(103.0)
Net realized capital losses	—	(0.1)	(20.2)	—	(20.3)
Total revenues	11.8	(2.4)	4,508.9	—	4,518.3
Expenses
Benefits, claims and settlement expenses	—	—	2,382.8	—	2,382.8
Dividends to policyholders	—	—	106.5	—	106.5
Operating expenses	58.7	0.4	1,398.2	—	1,457.3
Total expenses	58.7	0.4	3,887.5	—	3,946.6

Income (loss) before income taxes	(46.9)	(2.8)	621.4	—	571.7
Income taxes (benefits)	(17.9)	(5.3)	136.9	—	113.7
Equity in the net income of subsidiaries	444.8	442.3	—	(887.1)	—
Net income	415.8	444.8	484.5	(887.1)	458.0
Net income attributable to noncontrolling interest	—	—	42.2	—	42.2
Net income attributable to PFG	415.8	444.8	442.3	(887.1)	415.8
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$399.3	$444.8	$442.3	$(887.1)	$399.3

Net income	$415.8	$444.8	$484.5	$(887.1)	$458.0
Other comprehensive income	451.2	433.0	444.6	(894.2)	434.6
Comprehensive income	$867.0	$877.8	$929.1	$(1,781.3)	$892.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2012

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$90.6	$9.8	$1,416.2	$(14.6)	$1,502.0
Investing activities
Available-for-sale securities:
Purchases	—	—	(3,911.8)	—	(3,911.8)
Sales	—	—	695.1	—	695.1
Maturities	—	—	3,102.3	—	3,102.3
Mortgage loans acquired or originated	—	—	(1,310.9)	—	(1,310.9)
Mortgage loans sold or repaid	—	—	816.0	—	816.0
Real estate acquired	—	—	(39.8)	—	(39.8)
Net purchases of property and equipment	—	—	(24.7)	—	(24.7)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(62.5)	—	(62.5)
Dividends and returns of capital received from unconsolidated entities	364.8	341.0	—	(705.8)	—
Net change in other investments	—	(20.0)	(70.5)	—	(90.5)
Net cash provided by (used in) investing activities	364.8	321.0	(806.8)	(705.8)	(826.8)
Financing activities
Issuance of common stock	11.7	—	—	—	11.7
Acquisition of treasury stock	(203.2)	—	—	—	(203.2)
Proceeds from financing element derivatives	—	—	20.8	—	20.8
Payments for financing element derivatives	—	—	(26.4)	—	(26.4)
Excess tax benefits from share-based payment arrangements	—	—	10.7	—	10.7
Dividends to common stockholders	(108.0)	—	—	—	(108.0)
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	9.1	—	9.1
Principal repayments of long-term debt	—	—	(1.5)	—	(1.5)
Net proceeds from (repayments of) short-term borrowings	—	(50.0)	253.2	(47.7)	155.5
Dividends and capital paid to parent	—	(364.8)	(341.0)	705.8	—
Investment contract deposits	—	—	2,886.7	—	2,886.7
Investment contract withdrawals	—	—	(4,595.4)	—	(4,595.4)
Net decrease in banking operation deposits	—	—	(10.6)	—	(10.6)
Other	—	—	(3.7)	—	(3.7)
Net cash used in financing activities	(307.7)	(414.8)	(1,798.1)	658.1	(1,862.5)
Net increase (decrease) in cash and cash equivalents	147.7	(84.0)	(1,188.7)	(62.3)	(1,187.3)
Cash and cash equivalents at beginning of period	226.7	702.4	2,787.9	(883.1)	2,833.9
Cash and cash equivalents at end of period	$374.4	$618.4	$1,599.2	$(945.4)	$1,646.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2011

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(48.8)	$202.9	$1,837.6	$(206.2)	$1,785.5
Investing activities
Available-for-sale securities:
Purchases	(4.4)	—	(3,403.1)	—	(3,407.5)
Sales	200.0	—	559.7	—	759.7
Maturities	4.4	—	3,128.9	—	3,133.3
Mortgage loans acquired or originated	—	—	(599.7)	—	(599.7)
Mortgage loans sold or repaid	—	—	928.8	—	928.8
Real estate acquired	—	—	(18.1)	—	(18.1)
Net purchases of property and equipment	—	—	(18.5)	—	(18.5)
Dividends and returns of capital received from unconsolidated entities	506.3	528.1	—	(1,034.4)	—
Net change in other investments	—	2.4	13.5	—	15.9
Net cash provided by investing activities	706.3	530.5	591.5	(1,034.4)	793.9
Financing activities
Issuance of common stock	10.8	—	—	—	10.8
Acquisition of treasury stock	(236.2)	—	—	—	(236.2)
Proceeds from financing element derivatives	—	—	42.5	—	42.5
Payments for financing element derivatives	—	—	(25.8)	—	(25.8)
Excess tax benefits from share-based payment arrangements	—	—	1.9	—	1.9
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	2.0	—	2.0
Principal repayments of long-term debt	—	—	(3.1)	—	(3.1)
Net proceeds from short-term borrowings	—	—	9.3	(9.3)	—
Dividends and capital paid to parent	—	(506.3)	(528.1)	1,034.4	—
Investment contract deposits	—	—	2,344.3	—	2,344.3
Investment contract withdrawals	—	—	(4,371.3)	—	(4,371.3)
Net decrease in banking operation deposits	—	—	(33.8)	—	(33.8)
Other	—	—	(2.0)	—	(2.0)
Net cash used in financing activities	(241.9)	(506.3)	(2,564.1)	1,025.1	(2,287.2)
Net increase (decrease) in cash and cash equivalents	415.6	227.1	(135.0)	(215.5)	292.2
Cash and cash equivalents at beginning of period	370.9	519.7	1,821.7	(834.9)	1,877.4
Cash and cash equivalents at end of period	$786.5	$746.8	$1,686.7	$(1,050.4)	$2,169.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

14.  Subsequent Event

In July 2012, Catalyst Health Solutions, Inc. merged with a wholly-owned subsidiary of SXC Health Solutions Corp. As a shareholder of Catalyst Health Solutions, Inc., we realized an after-tax gain of approximately $126.0 million. The gain will be reported as a net realized capital gain in the third quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2012, compared with December 31, 2011, and our consolidated results of operations for the three and six months ended June 30, 2012 and 2011, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2011, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Sensitivities. We perform sensitivity analyses to assess the impact that certain assumptions have on our DPAC and related actuarial balances. The following table shows the estimated immediate impact of various assumption changes on our DPAC and related actuarial balances as of March 31, 2012. The net balance of DPAC and related actuarial balances, excluding balances affected by changes in other comprehensive income, was a $2,508.2 million asset.

Estimated impact to
net income (1)
(in millions)
Reducing the future equity return assumption by 1%	$(5)
Reducing the long-term general account net investment returns assumption by 0.5% (2)	(45)
A one-time, 10% drop in equity market values	(13)

(1)         Reflects the net impact of changes to the DPAC asset, sales inducement asset, unearned revenue liability, reinsurance sset or liability, PVFP and additional benefit reserves. Includes the impact on net income of changes in DPAC and related balances for our equity method subsidiaries. The DPAC and related balances of the equity method subsidiaries are not included in the total DPAC balance listed above as they are not fully consolidated.

(2)         Net investment return represents net investment income plus net realized capital gains (losses).

Recent Event

Catalyst Health Solutions, Inc.

In July 2012, Catalyst Health Solutions, Inc. merged with a wholly-owned subsidiary of SXC Health Solutions Corp. As a shareholder of Catalyst Health Solutions, Inc., we realized an after-tax gain of approximately $126.0 million. The gain will be reported as a net realized capital gain in the third quarter of 2012.

Transactions Affecting Comparability of Results of Operations

Acquisitions

We entered into acquisition agreements for the following businesses during 2012 and 2011.

Claritas Administração de Recursos Ltda./Claritas Investments, Ltd. On April 2, 2012, we finalized the purchase of a 60% indirect ownership in Claritas Administração de Recursos Ltda./Claritas Investments, Ltd. (“Claritas”), a leading Brazilian mutual fund and asset management company. The Sao Paulo-based company manages equity funds, balanced funds, managed accounts and other strategies for affluent clients and institutions through its multi-channel distribution network. Claritas had $1.8 billion in AUM at the time of acquisition and is consolidated within the Principal International segment.

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

Other

Individual Life Insurance Amortization. During the first quarter of 2012, our individual life insurance business changed its basis for amortizing DPAC and other actuarial balances on a portion of our universal life insurance products. The actuarial balances for these products are now amortized based on estimated gross revenues instead of EGPs. This change required an unlocking of the actuarial balances to reflect the pattern of estimated gross revenues, which resulted in volatility within certain income statement line items. Specifically, fee revenues decreased $46.6 million; benefits, claims and settlement expenses increased $87.9 million; and operating expenses decreased $139.6 million. However, on a net basis the impact was a net gain of $3.3 million after-tax, which is not material.

Individual Life Insurance Assumption Changes. During the second quarter of 2011, we updated premium assumptions in our individual life insurance business, which impacts comparability between reported time periods. Specifically, fee revenues increased $4.9 million; benefits, claims and settlement expenses increased $43.1 million; and operating expenses increased $14.9 million. Given the large magnitude of the assumption changes, we removed the after-tax impact of $(34.5) million from operating earnings and reported it as an other after-tax adjustment in order to aid in comparability at the segment level.

Catalyst Health Solutions, Inc. In early April 2011, we sold a portion of our interest in Catalyst Health Solutions, Inc., which is accounted for on the equity method. The $46.0 million after-tax gain was reported as a net realized capital gain in the second quarter of 2011. The remaining portion of the investment continued to be accounted for as an equity method investment.

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

With the exception of corporate overhead, amounts related to our group medical insurance business previously included in segment operating earnings have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. The operating revenues associated with our exited group medical insurance business were $4.0 million and $180.8 million for the three months ended June 30, 2012 and 2011, respectively, and $22.9 million and $435.7 million for the six months ended June 30, 2012 and 2011, respectively. The other after-tax adjustments associated with the after-tax earnings (loss) of our exited group medical insurance business were $(4.0) million and $18.8 million for the three months ended June 30, 2012 and 2011, respectively, and $(5.5) million and $35.9 million for the six months ended June 30, 2012 and 2011, respectively.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment operating earnings were negatively impacted by $6.4 million and $8.4 million for the three and six months ended June 30, 2012, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Stock-Based Compensation Plans.”

Employee and Agent Benefits Expense

The 2012 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $122.1 million pre-tax, which is a $29.4 million increase from the 2011 pre-tax pension expense of $92.7 million. This increase is primarily due to a decrease in the discount rates as of December 31, 2011, increasing the service cost, interest cost, and gain/loss amortization. Pre-tax pension expense of $30.8 million and $61.5 million was reflected in the determination of net income for the three and six months ended June 30, 2012, respectively. The expected long-term return on plan assets used to develop the 2012 expense remained at the same 8.00% used to develop the 2011 expense. The discount rate as of December 31, 2011, used to develop the 2012 expense decreased to 5.15%, down from the 5.65% as of December 31, 2010, 5.80% as of March 31, 2011, 5.70% as of June 30, 2011, and 5.25% as of September 30, 2011.

The 2012 annual other postretirement employee benefit (“OPEB”) plan expense (income) for retired employees is expected to be $(55.9) million pre-tax, which is a $2.1 million decrease from the 2011 pre-tax OPEB plan income of $(58.0) million. This decrease in income is primarily due to a reduction in the prior service credit to be recognized. The 2011 expense included $(5.1) million in one-time credits due to the curtailment from the group medical insurance business exit. Pre-tax (income) of $(13.0) million and $(25.9) million was reflected in the determination of net income for the three and six months ended June 30, 2012, respectively. The expected long-term return on plan assets used to develop the expense (income) in 2012 remained at the same 7.30% used to develop the 2011 expense. The discount rate as of December 31, 2011, used to develop the 2012 expense (income) decreased to 5.15%, down from the 5.65% as of December 31, 2010, 5.80% as of March 31, 2011, 5.70% as of June 30, 2011 and 5.25% as of September 30, 2011.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the captions, “Accounting Changes” and “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2012	2011	(decrease)	2012	2011	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$681.3	$751.9	$(70.6)	$1,361.1	$1,549.0	$(187.9)
Fees and other revenues	636.1	633.2	2.9	1,234.1	1,256.2	(22.1)
Net investment income	801.0	873.6	(72.6)	1,625.8	1,733.4	(107.6)
Net realized capital gains, excluding impairment losses on available-for-sale securities	32.2	88.3	(56.1)	54.3	82.7	(28.4)
Total other-than-temporary impairment losses on available-for-sale securities	(49.1)	(40.9)	(8.2)	(82.8)	(54.9)	(27.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	17.1	(9.7)	26.8	22.0	(48.1)	70.1
Net impairment losses on available-for-sale securities	(32.0)	(50.6)	18.6	(60.8)	(103.0)	42.2
Net realized capital gains (losses)	0.2	37.7	(37.5)	(6.5)	(20.3)	13.8
Total revenues	2,118.6	2,296.4	(177.8)	4,214.5	4,518.3	(303.8)
Expenses:
Benefits, claims and settlement expenses	1,110.0	1,193.9	(83.9)	2,322.5	2,382.8	(60.3)
Dividends to policyholders	49.5	52.9	(3.4)	99.8	106.5	(6.7)
Operating expenses	724.1	739.4	(15.3)	1,280.1	1,457.3	(177.2)
Total expenses	1,883.6	1,986.2	(102.6)	3,702.4	3,946.6	(244.2)
Income before income taxes	235.0	310.2	(75.2)	512.1	571.7	(59.6)
Income taxes	50.9	61.0	(10.1)	109.1	113.7	(4.6)
Net income	184.1	249.2	(65.1)	403.0	458.0	(55.0)
Net income attributable to noncontrolling interest	2.7	23.6	(20.9)	11.9	42.2	(30.3)
Net income attributable to Principal Financial Group, Inc.	181.4	225.6	(44.2)	391.1	415.8	(24.7)
Preferred stock dividends	8.3	8.3	—	16.5	16.5	—
Net income available to common stockholders	$173.1	$217.3	$(44.2)	$374.6	$399.3	$(24.7)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Income Available to Common Stockholders

Net income available to common stockholders decreased primarily due to a $46.0 million after-tax gain associated with the sale of a portion of our interest in Catalyst Health Solutions, Inc. in the second quarter of 2011 with no corresponding activity in the second quarter of 2012.

Total Revenues

Premiums decreased $157.7 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. Partially offsetting this decrease was a $70.2 million increase in Retirement and Investor Services segment premiums primarily due to an increase in sales of single premium group annuities with life contingencies in our full service payout business.

Net investment income decreased primarily due to lower investment yields in our U.S. operations and lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains decreased primarily due to a gain in the second quarter of 2011 associated with the sale of a portion of our interest in Catalyst Health Solutions, Inc. and equity market losses versus gains, which were partially offset by gains versus losses on the GMWB embedded derivative and related hedging instruments. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $119.2 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. In addition, U.S. Insurance Solutions segment benefits, claims and settlement expenses decreased $37.6 million primarily due to updated premium assumptions in our individual life insurance business in second quarter of 2011. Principal International segment benefits, claims and settlement expenses also decreased $27.4 million primarily due to lower inflation-based interest crediting rates to customers and the weakening of the Chilean peso against the U.S. dollar. Partially offsetting these decreases was a $100.3 million increase in benefits, claims and settlement expenses for the Retirement and Investor Services segment primarily due to an increase in change in reserves resulting from an increase in sales of single premium group annuities with life contingencies in our full service payout business.

Operating expenses decreased $67.5 million for the Corporate segment primarily due to a prior year contribution made to The Principal Financial Group Foundation, Inc. and a reduction in corporate overhead expenses needed to support the exited group medical insurance business. Partially offsetting this decrease was a $30.7 million increase for the Retirement and Investor Services segment primarily due to higher staff related costs, including pension and other postretirement benefits. In addition, Principal Global Investors segment operating expenses increased $8.8 million primarily due to higher compensation and operating costs resulting from continued investment in the global business model and other one-time costs during the period. Principal International segment operating expenses also increased $8.5 million primarily due to transaction costs related to the Claritas acquisition in Brazil and higher compensation costs across the segment.

Income Taxes

The effective income tax rates were 22% and 20% for the three months ended June 30, 2012 and 2011, respectively. The effective income tax rate for the three months ended June 30, 2012, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and the interest exclusion from taxable income. The effective income tax rate for the three months ended June 30, 2011, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and the inclusion of income attributable to noncontrolling interest in income before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Income Available to Common Stockholders

Net income available to common stockholders decreased primarily due to a $46.0 million after-tax gain associated with the sale of a portion of our interest in Catalyst Health Solutions, Inc. in the second quarter of 2011 with no corresponding activity through the first six months of 2012, which was partially offset by lower other-than-temporary impairments on fixed maturities, available-for-sale.

Total Revenues

Premiums decreased $382.9 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. Partially offsetting this decrease was a $149.9 million increase in Retirement and Investor Services segment premiums primarily due to an increase in sales of single premium group annuities with life contingencies in our full service payout business.

Fees decreased $36.5 million for our U.S. Insurance Solutions segment primarily due to unlocking of unearned revenue associated with the change in basis for amortizing DPAC and other actuarial balances in the first quarter of 2012 offset by growth in the universal life and variable universal life lines of business. In addition, fees decreased $35.6 million for our Corporate segment primarily due to a reduction in average fee-for-service members in our exited group medical insurance business. Partially offsetting these decreases was a $25.2 million increase in fees for our Principal International segment primarily due to higher investment management fees driven by higher average AUM in Mexico as a result of the HSBC AFORE acquisition. In addition, fees for our Principal Global Investors segment increased $18.9 million primarily due to an increase in average AUM and higher real estate transaction fees resulting from higher transaction volumes.

Net investment income decreased primarily due to lower investment yields in our U.S. operations. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses decreased primarily due to gains on the GMWB embedded derivative and related hedging instruments and lower other-than-temporary impairments on fixed maturities, available-for-sale, which were partially offset by a gain associated with the sale of a portion of our interest in Catalyst Health Solutions, Inc.in 2011 with no corresponding activity in 2012. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $292.7 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business. Partially offsetting this decrease was a $142.8 million increase in benefits, claims and settlement expenses for the Retirement and Investor Services segment primarily due to an increase in change in reserves resulting from an increase in sales of single premium group annuities with life contingencies in our full service payout business. In addition, benefits, claims and settlement expenses for our U.S. Insurance Solutions segment increased $78.5 million primarily due to unlocking associated with the change in basis for amortizing DPAC and other actuarial balances in the first quarter of 2012.

U.S. Insurance Solutions operating expenses decreased $140.2 million primarily due to unlocking associated with the change in basis for amortizing DPAC and other actuarial balances in the first quarter of 2012. In addition, operating expenses for our Corporate segment decreased $106.7 million primarily due to a reduction in corporate overhead expenses needed to support the exited group medical insurance business and a prior year contribution made to The Principal Financial Group Foundation, Inc. Partially offsetting these decreases was a $34.6 million increase in operating expenses for our Retirement and Investor Services segment primarily due to higher staff related costs, including pension and other postretirement benefits.

Income Taxes

The effective income tax rates were 21% and 20% for the six months ended June 30, 2012 and 2011, respectively. The effective income tax rate for the six months ended June 30, 2012, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and the interest exclusion from taxable income. The effective income tax rate for the six months ended June 30, 2011, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and the inclusion of income attributable to noncontrolling interest in income before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

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

The following table presents the Retirement and Investor Services account value rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in billions)
Account values, beginning of period	$197.9	$184.6	$183.3	$178.3
Net cash flow	2.4	1.2	4.9	1.5
Credited investment performance	(2.5)	1.4	9.8	7.4
Other	—	(0.1)	(0.2)	(0.1)
Account values, end of period	$197.8	$187.1	$197.8	$187.1

The following table presents certain summary financial data relating to the Retirement and Investor Services segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2012	2011	(decrease)	2012	2011	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$173.2	$103.0	$70.2	$326.7	$176.8	$149.9
Fees and other revenues	368.5	370.3	(1.8)	739.2	733.4	5.8
Net investment income	539.5	570.9	(31.4)	1,070.4	1,151.9	(81.5)
Total operating revenues	1,081.2	1,044.2	37.0	2,136.3	2,062.1	74.2
Expenses:
Benefits, claims and settlement expenses, including dividends to policy holders	543.2	504.0	39.2	1,063.6	985.8	77.8
Operating expenses	356.6	337.4	19.2	704.2	670.5	33.7
Total expenses	899.8	841.4	58.4	1,767.8	1,656.3	111.5
Operating earnings before income taxes	181.4	202.8	(21.4)	368.5	405.8	(37.3)
Income taxes	39.7	48.1	(8.4)	83.2	97.0	(13.8)
Operating earnings	$141.7	$154.7	$(13.0)	$285.3	$308.8	$(23.5)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Operating Earnings

Operating earnings decreased $5.2 million in our individual annuities business primarily due to a decrease in investment income stemming from lower asset prepayment fee income and investment yields and an increase in DPAC amortization expense resulting from declining equity markets in the second quarter of 2012. In addition, operating earnings decreased $4.5 million in our full service accumulation business primarily due to shifts in mix of business, economic pressures on fee revenue and higher staff related costs, including pension and other postretirement benefits. Furthermore, operating earnings decreased $1.0 million in our Principal Funds business primarily due to higher staff related costs, including pension and other postretirement benefits, and to a lesser extent, higher distribution expenses resulting from an increase in sales.

Operating Revenues

Premiums increased $59.8 million in our full service payout business primarily due to an increase in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period. In addition, premiums increased $10.4 million in our individual annuities business primarily due to an increase in sales of annuities with life contingencies stemming from expanding opportunities with our bank distribution partners.

Fees decreased $7.5 million in our full service accumulation business primarily due to shifts in mix of business and economic pressures. Partially offsetting the decrease in fees were $4.5 million and $1.5 million increases in our Principal Funds and individual annuities businesses, respectively, primarily due to higher fee income stemming from an increase in average account values.

Net investment income decreased primarily due to lower investment yields.

Total Expenses

Benefits, claims and settlement expenses increased $58.3 million in our full service payout business primarily due to an increase in change in reserves resulting from an increase in sales of single premium group annuities with life contingencies.  Partially offsetting the increase in benefits, claims and settlement expenses was an $18.5 million decrease in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values resulting from scheduled maturities of medium-term notes.

Operating expenses increased $7.1 million and $4.2 million in our full service accumulation and individual annuities businesses, respectively, primarily due to higher staff related costs, including pension and other postretirement benefits. To a lesser extent, operating expenses increased in our individual annuities business due to an increase in DPAC amortization expense resulting from declining equity markets in the second quarter of 2012. In addition, operating expenses increased $6.1 million in our Principal Funds business primarily due to higher staff related costs, including pension and other postretirement benefits, and to a lesser extent, higher distribution expenses resulting from an increase in sales.

Income Taxes

The effective income tax rates for the segment were 22% and 24% for the three months ended June 30, 2012 and 2011, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Operating Earnings

Operating earnings decreased $8.1 million in our individual annuities business primarily due to lower investment yields and, to a lesser extent, a favorable separate account dividend received deduction true-up in 2011 compared to a negative separate account dividend received deduction true-up in 2012. In addition, operating earnings decreased $7.1 million in our full service accumulation business primarily due to shifts in mix of business, economic pressures on fee revenue and higher staff related costs, including pension and other postretirement benefits. Furthermore, operating earnings decreased $3.6 million in our bank and trust services business primarily due to an estimated expense for a legal settlement accrual in 2012.

Operating Revenues

Premiums increased $129.9 million in our full service payout business primarily due to an increase in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period. In addition, premiums increased $20.0 million in our individual annuities business primarily due to an increase in sales of annuities with life contingencies stemming from expanding opportunities with our bank distribution partners.

Fees increased $10.1 million and $4.2 million in our Principal Funds and individual annuities businesses, respectively, primarily due to higher fee income stemming from an increase in average account values. Partially offsetting the increase in fees was an $8.9 million decrease in our full service accumulation business primarily due to shifts in mix of business and economic pressures.

Net investment income decreased primarily due to lower investment yields.

Total Expenses

Benefits, claims and settlement expenses increased $123.6 million in our full service payout business primarily due to an increase in change in reserves resulting from an increase in sales of single premium group annuities with life contingencies.  Partially offsetting the increase in benefits, claims and settlement expenses was a $35.7 million decrease in our investment only business primarily due to a decrease in cost of interest credited stemming from lower variable crediting rates and a decline in average account values resulting from scheduled maturities of medium-term notes.

Operating expenses increased $12.7 million in our Principal Funds business primarily due to higher staff related costs and higher distribution expenses resulting from an increase in sales. In addition, operating expenses increased $8.8 million and $7.5 million in our full service accumulation and individual annuities businesses, respectively, primarily due to higher staff related costs, including pension and other postretirement benefits.

Income Taxes

The effective income tax rates for the segment were 23% and 24% for the six months ended June 30, 2012 and 2011, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in billions)
AUM, beginning of period	$242.2	$222.9	$227.8	$220.1
Net cash flow	2.9	0.7	6.6	(3.2)
Investment performance	(0.9)	3.0	11.3	10.1
Other	(0.3)	(0.6)	(1.8)	(1.0)
AUM, end of period	$243.9	$226.0	$243.9	$226.0

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2012	2011	(decrease)	2012	2011	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$138.5	$132.2	$6.3	$272.6	$253.7	$18.9
Net investment income	2.6	4.1	(1.5)	6.6	7.9	(1.3)
Total operating revenues	141.1	136.3	4.8	279.2	261.6	17.6
Expenses:
Total expenses	111.4	102.6	8.8	222.1	201.6	20.5
Operating earnings before income taxes and noncontrolling interest	29.7	33.7	(4.0)	57.1	60.0	(2.9)
Income taxes	8.9	11.5	(2.6)	18.9	20.1	(1.2)
Operating earnings attributable to noncontrolling interest	2.6	1.4	1.2	3.8	2.5	1.3
Operating earnings	$18.2	$20.8	$(2.6)	$34.4	$37.4	$(3.0)

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Operating Earnings

Operating earnings decreased primarily due to higher compensation and operating costs resulting from continued investment in the global business model and other one-time costs during the current period. These increases in expenses were partially offset by higher fee revenues driven by an increase in average AUM, as well as increased real estate transaction fees resulting from higher transaction volumes.

Income Taxes

The effective income tax rates for the segment were 30% and 33% for the three and six months ended June 30, 2012, respectively, and 34% for both the three and six months ended June 30, 2011. The effective income tax rates for the three and six months ended June 30, 2012 and 2011, were lower than the U.S. statutory rate, primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in billions)
AUM, beginning of period	$59.2	$48.5	$52.8	$45.8
Net cash flow	2.3	1.8	4.6	3.1
Investment performance	1.4	1.1	3.6	1.7
Operations acquired (1)	1.8	—	1.8	—
Effect of exchange rates	(4.3)	1.7	(2.3)	2.7
Other	(0.1)	(0.1)	(0.2)	(0.3)
AUM, end of period	$60.3	$53.0	$60.3	$53.0

(1)          Reflects the acquisition of Claritas in Brazil in April 2012.

The following table presents certain summary financial data of the Principal International segment for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2012	2011	(decrease)	2012	2011	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$64.5	$57.0	$7.5	$148.3	$123.8	$24.5
Fees and other revenues	50.5	38.2	12.3	100.7	75.5	25.2
Net investment income	95.6	132.0	(36.4)	224.1	234.0	(9.9)
Total operating revenues	210.6	227.2	(16.6)	473.1	433.3	39.8
Expenses:
Benefits, claims, and settlement expenses	122.1	149.1	(27.0)	292.4	281.6	10.8
Operating expenses	50.5	41.4	9.1	100.8	86.0	14.8
Total expenses	172.6	190.5	(17.9)	393.2	367.6	25.6
Operating earnings before income taxes and noncontrolling interest	38.0	36.7	1.3	79.9	65.7	14.2
Income taxes	1.0	0.4	0.6	1.2	1.6	(0.4)
Operating earnings attributable to noncontrolling interest	0.1	—	0.1	—	—	—
Operating earnings	$36.9	$36.3	$0.6	$78.7	$64.1	$14.6

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Operating Earnings

Operating earnings increased primarily due to higher fees driven by higher average AUM in Mexico as a result of the HSBC AFORE acquisition, which was partially offset by the weakening of the Latin American currencies against the U.S. dollar and lower investment returns on assets not backing segment insurance products as a result of lower inflation in Chile.

Operating Revenues

Premiums increased $7.4 million in Chile primarily due to higher sales of single premium annuities with life contingencies, which was partially offset by the weakening of the Chilean peso against the U.S. dollar.

Fees and other revenues increased primarily due to higher investment management fees driven by higher average AUM in Mexico as a result of the HSBC AFORE acquisition, which was partially offset by the weakening of the Mexican peso against the U.S. dollar.

Net investment income decreased primarily due to lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile.

Total Expenses

Benefits, claims and settlement expenses decreased $26.5 million in Chile primarily due to lower inflation-based interest crediting rates to customers and the weakening of the Chilean peso against the U.S. dollar, which were partially offset by an increase in the change in reserves related to higher sales of single premium annuities with life contingencies.

Operating expenses increased primarily due to transaction costs related to the Claritas acquisition in Brazil and higher compensation expenses across the segment.

Income Taxes

The effective income tax rates for the segment were 3% and 1% for the three months ended June 30, 2012 and 2011, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the presentation of taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Operating Earnings

Operating earnings increased primarily due to higher fees driven by higher average AUM in Mexico as a result of the HSBC AFORE acquisition and higher earnings in our equity method investment in Brazil. These increases were partially offset by the weakening of the Latin American currencies against the U.S. dollar and higher compensation expenses across the segment.

Operating Revenues

Premiums increased $24.4 million in Chile primarily due to higher sales of single premium annuities with life contingencies.

Fees and other revenues increased primarily due to higher investment management fees driven by higher average AUM in Mexico as a result of the HSBC AFORE acquisition, which was partially offset by the weakening of the Mexican peso against the U.S. dollar.

Net investment income decreased primarily due to lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile, which was partially offset by higher average invested assets in Chile.

Total Expenses

Benefits, claims and settlement expenses increased $10.8 million in Chile primarily due to an increase in the change in reserves related to higher sales of single premium annuities with life contingencies, which was partially offset by lower inflation-based interest crediting rates to customers.

Operating expenses increased primarily due to higher compensation expenses across the segment, transaction costs related to the Claritas acquisition in Brazil and higher present value of future profits and DPAC amortization and as a result of net unlocking and true-up adjustments in Mexico.

Income Taxes

The effective income tax rate for the segment was 2% for both the six months ended June 30, 2012 and 2011. The effective income tax rate was lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates.

U.S. Insurance Solutions Segment

Individual Life Insurance Trends

Our life insurance premiums and fees are influenced by both economic and industry trends. We have been primarily focused on marketing our universal and variable universal life insurance products. As such, premiums related to our traditional life insurance products continued to decline. To address recent economic and industry trends, we introduced new term products in 2011.

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Universal and variable universal life insurance fee revenues (1)	$120.5	$110.6	$193.2	$226.1
Traditional life insurance premiums	125.8	128.7	249.0	253.4

(1)          Fee revenues reflects a $46.6 million reduction due to unlocking of unearned revenue associated with the change in basis for amortizing DPAC and other actuarial balances for the six months ended June 30, 2012.

Specialty Benefits Insurance Trends

Premium and fees in our specialty benefits insurance business are also influenced by economic and industry trends. Premium and fees have risen more slowly in recent years due to more moderate increases in underlying salaries and lower membership in existing group contracts. Over the past year, we are seeing signs of improvement in both areas.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Premium and fees:
Group dental and vision insurance	$144.2	$139.0	$287.8	$274.2
Group life insurance	82.9	80.9	163.8	161.0
Group disability insurance	74.3	68.8	143.6	137.1
Individual disability insurance	57.9	53.3	115.0	105.5
Wellness	2.2	2.6	5.0	5.2

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

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	Increase (decrease)	2012	2011	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$443.6	$434.2	$9.4	$883.4	$862.8	$20.6
Fees and other revenues (1)	134.1	123.8	10.3	221.4	253.2	(31.8)
Net investment income	173.8	172.7	1.1	343.7	346.7	(3.0)
Total operating revenues	751.5	730.7	20.8	1,448.5	1,462.7	(14.2)
Expenses:
Benefits, claims and settlement expenses (1)	443.3	439.3	4.0	970.5	849.3	121.2
Dividends to policyholders	49.0	52.3	(3.3)	98.8	105.4	(6.6)
Operating expenses (1)	185.8	167.2	18.6	231.6	358.2	(126.6)
Total expenses	678.1	658.8	19.3	1,300.9	1,312.9	(12.0)
Operating earnings before income taxes	73.4	71.9	1.5	147.6	149.8	(2.2)
Income taxes	23.2	22.9	0.3	47.2	47.4	(0.2)
Operating earnings	$50.2	$49.0	$1.2	$100.4	$102.4	$(2.0)

(1)          For further details related to the impact associated with the change in basis for amortizing DPAC and other actuarial balances on results for the six months ended June 30, 2012 see, “Transactions Affecting Comparability of Results of Operations — Individual Life Insurance Amortization.”

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Operating Earnings

Operating earnings in our individual life insurance business increased $3.9 million due to lower claims. Operating earnings decreased $2.7 million in our specialty benefits insurance business primarily due to lower investment yields and higher staff related costs, including pension and other postretirement benefits.

Operating Revenues

Premiums increased $16.9 million in our specialty benefits insurance business due to growth in the block of business. Premiums decreased $7.5 million in our individual life insurance business due to higher reinsurance premiums in the universal life and variable universal life lines of business and the expected continued decline from our traditional life insurance business.

Fees and other revenues increased $10.3 million in our individual life insurance business due to growth in the universal life and variable universal life lines of business.

Total Expenses

Benefits, claims and settlement expenses increased $14.2 million in our specialty benefits insurance business primarily due to growth in the block of business. Benefits, claims and settlement expenses decreased $10.2 million in our individual life insurance business due to lower claims.

Operating expenses increased $13.1 million in our individual life insurance business primarily due to higher DPAC amortization related to lower claims. Operating expenses increased $5.5 million in our specialty benefits insurance business due primarily due to growth in the block of business and higher staff related costs, including pension and other postretirement benefits.

Income Taxes

The effective income tax rate for the segment was 32% for both the three months ended June 30, 2012 and 2011. The effective income tax rate was lower than the U.S. statutory rate primarily due to interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Operating earnings decreased $6.7 million in our specialty benefits insurance business primarily due to lower investment yields and higher staff related costs, including pension and other postretirement benefits. Operating earnings in our individual life insurance business increased $4.7 million primarily due to the favorable net impact of the unlocking associated with the change in basis for amortizing DPAC and other actuarial balances in the first quarter of 2012.

Operating Revenues

Premiums increased $31.6 million in our specialty benefits insurance business due to growth in the block of business. Premiums decreased $11.0 million in our individual life insurance business due to higher reinsurance premiums in the universal life and variable universal life lines of business and the expected continued decline from our traditional life insurance business.

Fees and other revenues decreased $32.4 million in our individual life insurance business primarily due to the unlocking of unearned revenue associated with the change in basis for amortizing DPAC and other actuarial balances in the first quarter of 2012 offset by growth in the universal life and variable universal life lines of business.

Total Expenses

Total expenses decreased $47.4 million in our individual life insurance business primarily due to unlocking associated with the change in basis for amortizing DPAC and other actuarial balances in the first quarter of 2012. Total expenses increased $35.4 million in our specialty benefits insurance business due to growth in the block of business and higher staff related costs, including pension and other postretirement benefits.

Income Taxes

The effective income tax rate for the segment was 32% for both the six months ended June 30, 2012 and 2011. The effective income tax rate was lower than the U.S. statutory rate primarily due to interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2012	2011	(decrease)	2012	2011	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(48.1)	$(39.9)	$(8.2)	$(93.4)	$(73.7)	$(19.7)
Expenses:
Total expenses	(11.1)	(3.9)	(7.2)	(12.0)	(1.8)	(10.2)
Operating losses before income taxes, preferred stock dividends and noncontrolling interest	(37.0)	(36.0)	(1.0)	(81.4)	(71.9)	(9.5)
Income tax benefits	(14.5)	(15.4)	0.9	(28.3)	(27.4)	(0.9)
Preferred stock dividends	8.3	8.3	—	16.5	16.5	—
Operating earnings (losses) attributable to noncontrolling interest	(0.1)	2.9	(3.0)	(0.1)	2.9	(3.0)
Operating losses	$(30.7)	$(31.8)	$1.1	$(69.5)	$(63.9)	$(5.6)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Operating Losses

Operating losses decreased primarily due to a reduction in corporate overhead expenses needed to support the exited group medical insurance business.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Operating Losses

Operating losses increased due a decrease in earnings on average invested assets for the segment, representing capital that has not been allocated to any other segment and a change in income tax reserves established for IRS tax matters. Partially offsetting these increases was a reduction in corporate overhead expenses needed to support the exited group medical insurance business.

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

Our liquidity is supported by a portfolio of U.S. government and agency and residential pass-through government-backed securities, of which we held $4.4 billion as of June 30, 2012, that may be utilized to bolster our liquidity position, as collateral for secured borrowing transactions with various third parties or by disposing of the securities in the open market, if needed. As of June 30, 2012, approximately $10.1 billion, or 98%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our life insurance and annuity liabilities contain provisions limiting early surrenders.

As of June 30, 2012 and December 31, 2011, we had short-term credit facilities with various financial institutions in an aggregate amount of $914.7 million and $725.0 million, respectively. As of June 30, 2012 and December 31, 2011, we had $262.9 million and $105.2 million, respectively, of outstanding borrowings related to our credit facilities, with $15.7 million of assets pledged as support as of June 30, 2012. None of these credit arrangements, other than our commercial paper back-stop facility, are committed facilities. Due to the financial strength and the strong relationships we have with these providers, as well as the small size of these facilities, we are comfortable that there is a very low risk that the financial institutions would not be able to fund these facilities. During the first quarter of 2012, we refinanced our $579.0 million revolving credit agreement that serves as a back-stop to our commercial paper program. The new facility, effective March 30, 2012, was increased to $800.0 million. This facility provides 100% back-stop support for our commercial paper program. The credit agreement is broken into two tranches, a $500.0 million four year facility that matures in March 2016, and a $300 million 364 day facility. The four year facility is set up with PFG, PFS and Principal Life as co-borrowers, the 364-day facility is for Principal Life only. The facility is supported by eighteen banks, most if not all of which have other relationships with us. We have no reason to believe that our current providers would be unable or unwilling to fund the facility if necessary. As of June 30, 2012 and December 31, 2011, commercial paper outstanding was $222.0 million and $50.0 million, respectively.

The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. In general, the current statutory limitations are the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on these limitations, Principal Life could distribute approximately $507.7 million in 2012. Total stockholder dividends paid by Principal Life to its parent as of June 30, 2012, were $350.0 million.

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

Net cash provided by operating activities was $ 1,502.0 million and $1,785.5 million for the six months ended June 30, 2012, and 2011, respectively. From our insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities in 2012 compared to 2011 was primarily due to fluctuations in receivables and payables associated with the timing of settlement as well as a decrease in sales of development real estate properties in the current year compared to 2011.

Net cash used in investing activities was $826.8 million for the six months ended June 30, 2012, compared to net cash provided by investing activities of $793.9 million for the six months ended June 30, 2011. The increase in cash used in investing activities in 2012 compared to 2011 was primarily the result of an increase in net purchases of investments in 2012 compared to net sales and maturities of investments in 2011.

Net cash used in financing activities was $1,862.5 million and $2,287.2 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in cash used in financing activities was primarily due to a decrease in net withdrawals of investment contracts, for which we have had net withdrawals in both 2012 and 2011 primarily due to our decision to scale back our investment only business as well as an increase in proceeds from short-term borrowings in 2012. These were partially offset by an increase in common stock dividends in 2012 as a result of moving to a quarterly dividend beginning in 2012.

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

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of June 30, 2012, we have no preferred dividend restrictions. The dividend payments on our preferred stock are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt. The components of short-term debt as of June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Commercial paper	$222.0	$50.0
Other recourse short-term debt	40.9	55.2
Total short-term debt	$262.9	$105.2

Long-Term Debt. As of June 30, 2012, there have been no significant changes to long-term debt since December 31, 2011.

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	June 30, 2012	December 31, 2011
	(in millions)

Dividends to stockholders	$(108.0)	$(213.7)
Repurchase of common stock	(203.2)	(556.4)
Total cash returned to stockholders	$(311.2)	$(770.1)

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Stockholders’ Equity.”

Capitalization

Our capital structure as of June 30, 2012 and December 31, 2011, consisted of debt and equity summarized as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Debt:
Short-term debt	$262.9	$105.2
Long-term debt	1,576.9	1,564.8
Total debt	1,839.8	1,670.0
Stockholders’ equity:
Equity excluding AOCI	8,872.2	8,759.9
Total capitalization excluding AOCI	$10,712.0	$10,429.9
Debt to equity excluding AOCI	21%	19%
Debt to capitalization excluding AOCI	17%	16%

As of June 30, 2012, we had $527.9 million of excess capital in the holding companies, consisting of cash and highly liquid assets available for debt maturities, interest, preferred stock dividends and other holding company obligations. In addition, we continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

Contractual Obligations and Contractual Commitments

As of June 30, 2012, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2011.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of June 30, 2012, there have been no significant changes to guarantees and indemnifications since December 31, 2011. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

The financial strength ratings of Principal Life and Principal National Life Insurance Company were upgraded by S&P from A with a positive outlook to A+ with a stable outlook in June 2012, and were affirmed with no change in outlook by Fitch in June 2012, by Moody’s in August 2011 and by A.M. Best in December 2011.

The following table summarizes our significant financial strength and debt ratings from the major independent rating organizations. The debt ratings shown are indicative ratings. Outstanding issuances are rated the same as indicative ratings unless otherwise noted. Actual ratings can differ from indicative ratings based on contractual terms.

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s
Principal Financial Group
Senior Unsecured Debt (1)	a-		BBB+	Baa1
Preferred Stock (2)	bbb		BBB-	Baa3
Principal Financial Services
Senior Unsecured Debt	a-		BBB+
Commercial Paper	AMB-1		A-2	P-2
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	Aa3
Commercial Paper	AMB-1+		A-1	P-1
Surplus Notes	a		A-	A2
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	Aa3

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

As of June 30, 2012, 39% of our net assets (liabilities) were Level 1, 57% were Level 2 and 4% were Level 3. Excluding separate account assets as of June 30, 2012, 1% of our net assets (liabilities) were Level 1, 98% were Level 2 and 1% were Level 3.

As of December 31, 2011, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2011, 3% of our net assets (liabilities) were Level 1, 96% were Level 2 and 1% were Level 3.

Changes in Level 3 fair value measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2012, were $4,747.5 million as compared to $4,647.3 million as of December 31, 2011. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets. This increase was largely offset by transfers out of Level 3 into Level 2 for certain fixed maturities, available-for-sale due to our obtaining prices from third party pricing vendors or using internal models based on substantially observable market information versus relying on broker quotes or utilizing significant unobservable inputs.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2011, were $4,625.8 million as compared to $4,691.4 million as of December 31, 2010. The decrease was primarily due to settlements of fixed maturities, available-for-sale and fixed maturities, trading and net sales and settlements of separate account assets. To a lesser extent, the decrease was due to net transfers out of Level 3 into Level 2 for certain long-term bonds in our separate accounts due to our obtaining prices from third party vendors versus relying on broker quotes or internal pricing models. These decreases in Level 3 assets were largely offset by gains on other invested assets and real estate included in our separate accounts assets.

Investments

We had total consolidated assets as of June 30, 2012, of $152.1 billion, of which $67.2 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2012, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	June 30, 2012		December 31, 2011
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$35,613.9	53%	$35,350.3	53%
Private	14,956.2	22	14,628.1	22
Equity securities	363.3	1	481.9	1
Mortgage loans:
Commercial	9,824.7	14	9,396.6	14
Residential	1,333.9	2	1,330.6	2
Real estate held for sale	58.6	—	44.8	—
Real estate held for investment	1,115.5	2	1,048.1	2
Policy loans	867.8	1	885.1	1
Other investments	3,096.8	5	2,985.8	5
Total invested assets	67,230.7	100%	66,151.3	100%
Cash and cash equivalents	1,646.6		2,833.9
Total invested assets and cash	$68,877.3		$68,985.2

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

	For the three months ended June 30,				Increase (decrease)		For the six months ended June 30,				Increase (decrease)
	2012		2011		2012 vs. 2011		2012		2011		2012 vs. 2011
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	5.1%	$617.5	5.7%	$683.0	(0.6)%	$(65.5)	5.2%	$1,258.5	5.6%	$1,350.1	(0.4)%	$(91.6)
Equity securities	2.5	3.3	2.8	4.0	(0.3)	(0.7)	4.0	8.4	2.9	7.9	1.1	0.5
Mortgage loans — commercial	5.7	140.5	6.0	140.9	(0.3)	(0.4)	5.8	279.7	5.9	280.7	(0.1)	(1.0)
Mortgage loans — residential	5.4	18.1	7.2	26.3	(1.8)	(8.2)	6.0	40.1	6.4	47.2	(0.4)	(7.1)
Real estate	4.8	13.6	7.2	18.2	(2.4)	(4.6)	4.3	24.6	9.0	46.7	(4.7)	(22.1)
Policy loans	6.2	13.6	6.5	14.5	(0.3)	(0.9)	6.3	27.6	6.5	28.9	(0.2)	(1.3)
Cash and cash equivalents	0.5	2.1	0.4	2.0	0.1	0.1	0.4	4.3	0.3	3.4	0.1	0.9
Other investments	1.7	12.8	0.8	5.7	0.9	7.1	1.6	24.2	0.8	10.3	0.8	13.9
Total before investment expenses	4.9	821.5	5.4	894.6	(0.5)	(73.1)	5.0	1,667.4	5.3	1,775.2	(0.3)	(107.8)
Investment expenses	(0.1)	(20.5)	(0.1)	(21.0)	—	0.5	(0.1)	(41.6)	(0.1)	(41.8)	—	0.2
Net investment income	4.8%	$801.0	5.3%	$873.6	(0.5)%	$(72.6)	4.9%	$1,625.8	5.2%	$1,733.4	(0.3)%	$(107.6)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net investment income decreased due to lower reinvestment yields within our fixed maturities portfolio as well as lower inflation-based investment returns on average invested assets and cash, most notably fixed maturities as a result of lower inflation in Chile.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net investment income decreased due to lower reinvestment yields within our fixed maturities portfolio as well as a decrease due to gains on the sale of development real estate in the prior year with no corresponding activity in the current year.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for our invested assets for the periods indicated.

	For the three months ended June 30,		Increase (decrease)	For the six months ended June 30,		Increase (decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(32.0)	$(43.5)	$11.5	$(60.8)	$(93.7)	$32.9
Fixed maturities, available-for-sale - other	2.7	1.6	1.1	15.6	2.6	13.0
Fixed maturities, trading	(2.0)	3.3	(5.3)	1.0	(1.3)	2.3
Equity securities — credit impairments	—	(4.5)	4.5	—	(2.4)	2.4
Derivatives and related hedge activities (2)	48.2	(9.3)	57.5	44.7	(34.5)	79.2
Commercial mortgages	(3.4)	(4.4)	1.0	(7.9)	(12.2)	4.3
Other gains (losses)	(13.3)	94.5	(107.8)	0.9	121.2	(120.3)
Net realized capital gains (losses)	$0.2	$37.7	$(37.5)	$(6.5)	$(20.3)	$13.8

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, were a net gain of $0.0 million and $2.6 million for the three months ended June 30, 2012 and 2011, respectively and $0.0 million and $7.3 million for the six months ended June 30, 2012 and 2011, respectively.

(2)                                 Includes fixed maturities, available-for-sale impairment-related net gains of $0.0 million and $0.4 for the six months ended June 30, 2012 and 2011, respectively, which were hedged by derivatives reflected in this line. There were no fixed maturities available-for-sale impairment-related net gains in this line for the three months ended June 30, 2012 and 2011.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net realized capital losses on fixed maturities, available-for-sale - credit impairments decreased primarily due to lower impairments on commercial mortgage-backed and other asset-backed securities as a result of improved market conditions.

Net realized capital gains on derivatives and related hedge activities increased due to gains versus losses on the GMWB embedded derivatives, including increased gains from changes in the spread reflecting our own creditworthiness, and related hedging instruments. These gains were partially offset by losses versus gains on currency forwards and currency swaps not designated as hedging instruments due to changes in exchange rates.

Other net realized capital losses increased due to equity market losses versus gains and a $70.9 million gain in the second quarter of 2011 resulting from the sale of a portion of our interest in Catalyst Health Solutions, Inc., which is accounted for on the equity method.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net realized capital losses on fixed maturities, available-for-sale - credit impairments decreased primarily due to lower impairments on commercial mortgage-backed and other asset-backed securities as a result of improved market conditions.

Net realized capital gains on derivatives and related hedge activities increased due to gains versus losses on the GMWB embedded derivatives and related hedging instruments.

Other net realized capital gains decreased due to lower equity market gains and a $70.9 million gain in the second quarter of 2011 resulting from the sale of a portion of our interest in Catalyst Health Solutions, Inc., which is accounted for on the equity method.

U.S. Investment Operations

Of our invested assets, $61.7 billion were held by our U.S. operations as of June 30, 2012. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of June 30, 2012, there are twelve members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
New mortgages	48%	45%	3.1x	3.3x
Entire mortgage portfolio	57%	60%	2.1x	2.0x

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

	June 30, 2012		December 31, 2011
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$32,147.1	52%	$32,081.2	53%
Private	14,956.2	24	14,628.1	24
Equity securities	259.1	1	395.9	1
Mortgage loans:
Commercial	9,814.0	16	9,386.0	15
Residential	713.3	1	746.0	1
Real estate held for sale	51.2	—	36.6	—
Real estate held for investment	1,114.7	2	1,047.3	2
Policy loans	843.2	1	861.6	1
Other investments	1,807.5	3	1,783.5	3
Total invested assets	61,706.3	100%	60,966.2	100%
Cash and cash equivalents	1,491.4		2,741.7
Total invested assets and cash	$63,197.7		$63,707.9

Fixed Maturities

Fixed maturities consist of publicly traded and privately placed bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of June 30, 2012 and December 31, 2011, were $9.6 billion and $9.1 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933. Fixed maturities include trading portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. We held $152.2 million and $279.1 million of these trading securities as of June 30, 2012 and December 31, 2011, respectively.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	June 30, 2012		December 31, 2011
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$951.6	2%	$1,004.7	2%
States and political subdivisions	3,019.4	6	3,041.1	7
Non-U.S. governments	692.9	2	676.1	1
Corporate - public	18,988.6	40	19,194.4	41
Corporate - private	12,414.3	26	11,920.7	26
Residential mortgage-backed pass-through securities	3,374.3	7	3,421.3	7
Commercial mortgage-backed securities	3,748.4	8	3,425.7	7
Residential collateralized mortgage obligations	1,211.9	3	1,403.8	3
Asset-backed securities	2,701.9	6	2,621.5	6
Total fixed maturities	$47,103.3	100%	$46,709.3	100%

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

CMBS provide varying levels of credit protection, diversification and reduced event risk depending on the securities owned and composition of the loan pool. CMBS are predominantly comprised of large pool securitizations that are diverse by property type, borrower and geographic dispersion. The risks to any CMBS deal are determined by the credit quality of the underlying loans and how those loans perform over time. Another key risk is the vintage of the underlying loans and the state of the markets during a particular vintage. In the CMBS market, there is a material difference in the outlook for the performance of loans originated in 2005 and earlier relative to loans originated in 2006 through 2008. For loans originated prior to 2006, underwriting assumptions were more conservative regarding required debt service coverage and loan-to-value ratios. For the 2006 through 2008 vintages, real estate values peaked and the underwriting expectations were that values would continue to increase, which makes those loan values more sensitive to market declines. The 2009 through 2012 vintages represent a return to debt service coverage ratios and loan-to-value ratios that more closely resemble loans originated prior to 2006.

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 26% and 26% of total fixed maturities as of June 30, 2012 and December 31, 2011, respectively. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	June 30, 2012	December 31, 2011
	(in millions)
European Union	$4,301.0	$4,132.1
United Kingdom	2,448.8	2,329.5
Australia/New Zealand	1,422.2	1,490.1
Asia-Pacific	1,212.1	1,172.3
Latin America	870.4	868.8
Other countries (1)	2,087.2	2,139.8
Total	$12,341.7	$12,132.6

(1)         Includes exposure from 13 countries as of June 30, 2012 and 14 countries as of December 31, 2011.

International fixed maturities are determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of June 30, 2012 and December 31, 2011, our investments in Canada totaled $1,775.9 million and $1,749.1 million, respectively.

Economic and fiscal conditions in select European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to cause credit concerns particularly to financial institutions and banks with exposure to the European periphery region.  Our exposure to the region within our U.S. investment operations fixed maturities portfolio is modest and manageable, representing 2.3% and 2.4% of total fixed maturities as of June 30, 2012 and December 31, 2011, respectively. Additionally, we did not hold any sovereign debt issuances of the selected countries and had not bought or sold credit protection on sovereign issuances as of June 30, 2012 and December 31, 2011.

The fixed maturities within our U.S. operations portfolio with exposure to the region are primarily corporate credit issuances of large multinational companies where the majority of revenues are coming from outside the country where the parent company is domiciled. Our experience indicates multinational companies have demonstrated better market price performance and credit ratings stability. As of June 30, 2012, 94% of our total portfolio exposure consists of investment grade bonds with an average price of 98 (carrying value/amortized cost) and a weighted average time to maturity of 5 years.

The following table presents the carrying amount of our European periphery zone fixed maturities exposure for the periods indicated:

	June 30, 2012
Select European Exposure	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$62.9	$57.4	$—	$162.3	$282.6
Non-financial institutions	7.6	261.9	224.6	21.6	272.1	787.8
Total	$7.6	$324.8	$282.0	$21.6	$434.4	$1,070.4

	December 31, 2011
Select European Exposure	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$62.1	$53.7	$—	$152.2	$268.0
Non-financial institutions	7.1	295.5	223.9	19.9	284.5	830.9
Total	$7.1	$357.6	$277.6	$19.9	$436.7	$1,098.9

For further details on our International investment operations exposure to these European countries, see “International Investment Operations — Fixed Maturities Exposure.”

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of June 30, 2012.

Amortized cost
(in millions)
Berkshire Hathaway Inc.	$209.1
General Electric Co.	205.1
AT&T Inc.	196.5
Wells Fargo & Co.	176.5
Bank of America Corp.	159.8
Rabobank Netherlands	158.4
JPMorgan Chase & Co.	156.0
Verizon Communications Inc.	154.5
Credit Suisse Group AG (1)	151.4
Republic of Korea	150.7
Total top ten exposures	$1,718.0

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

		June 30, 2012			December 31, 2011
NAIC Rating	Rating Agency Equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	AAA/AA/A	$26,683.4	$28,450.4	60%	$26,802.2	$28,115.1	60%
2	BBB	14,450.3	15,288.1	33	14,570.4	15,195.9	33
3	BB	2,610.8	2,383.3	5	2,537.5	2,405.8	5
4	B	687.5	530.0	1	759.1	582.3	1
5	CCC and lower	398.9	319.4	1	329.4	255.5	1
6	In or near default	247.9	132.1	—	273.4	154.7	—
	Total fixed maturities	$45,078.8	$47,103.3	100%	$45,272.0	$46,709.3	100%

Fixed maturities include 19 securities with an amortized cost of $220.9 million, gross gains of $11.2 million, gross losses of $0.6 million and a carrying amount of $231.5 million as of June 30, 2012, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios. As of June 30, 2012, based on amortized cost, 54% of our CMBS portfolio had ratings of A or higher and 35% was issued in 2005 or before and 12% of our ABS home equity portfolio had ratings of A or higher and 87% was issued in 2005 or before.

The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and year of issuance (“vintage”) for our CMBS portfolio as of the periods indicated.

	June 30, 2012
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$55.6	$55.4	$75.1	$75.7	$43.2	$43.6	$73.5	$70.7	$144.0	$103.6	$391.4	$349.0
2004	86.0	89.5	56.9	58.3	46.8	45.7	23.2	18.2	117.1	93.2	330.0	304.9
2005	341.2	369.3	43.8	49.0	40.0	38.4	70.5	59.8	245.4	155.5	740.9	672.0
2006	152.3	160.6	4.8	5.6	90.4	96.8	37.7	38.8	177.6	116.4	462.8	418.2
2007	194.8	192.7	30.9	34.5	160.1	181.2	232.8	253.5	718.5	443.2	1,337.1	1,105.1
2008	11.3	11.9	15.0	17.0	28.4	33.1	15.0	15.6	31.4	29.3	101.1	106.9
2009	112.2	115.9	88.0	92.9	—	—	—	—	—	—	200.2	208.8
2010	60.9	66.1	68.7	70.8	—	—	—	—	—	—	129.6	136.9
2011	101.3	104.0	87.9	91.0	—	—	—	—	—	—	189.2	195.0
2012	92.2	92.6	157.1	159.0	—	—	—	—	—	—	249.3	251.6
Total	$1,207.8	$1,258.0	$628.2	$653.8	$408.9	$438.8	$452.7	$456.6	$1,434.0	$941.2	$4,131.6	$3,748.4

	December 31, 2011
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$147.0	$142.3	$81.3	$81.4	$72.2	$70.2	$94.6	$85.2	$117.8	$79.9	$512.9	$459.0
2004	146.5	149.6	56.8	56.9	45.2	41.6	25.1	18.8	79.4	54.7	353.0	321.6
2005	362.0	392.4	43.5	48.0	18.3	17.1	77.5	61.6	225.0	128.7	726.3	647.8
2006	203.4	209.2	4.8	5.6	58.6	62.9	14.6	14.5	151.9	89.9	433.3	382.1
2007	292.2	288.9	22.8	25.1	152.7	165.2	300.8	306.6	637.2	347.8	1,405.7	1,133.6
2008	—	—	15.0	16.3	33.1	36.4	—	—	38.1	32.7	86.2	85.4
2009	123.6	127.5	16.1	16.3	—	—	—	—	—	—	139.7	143.8
2010	76.2	80.8	7.7	7.6	—	—	—	—	—	—	83.9	88.4
2011	165.3	164.0	—	—	—	—	—	—	—	—	165.3	164.0
Total	$1,516.2	$1,554.7	$248.0	$257.2	$380.1	$393.4	$512.6	$486.7	$1,249.4	$733.7	$3,906.3	$3,425.7

The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and vintage for our ABS home equity portfolio supported by subprime first lien mortgages as of the periods indicated.

	June 30, 2012
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$2.5	$2.5	$5.0	$5.0	$11.6	$11.1	$20.0	$19.3	$147.3	$118.0	$186.4	$155.9
2004	—	—	—	—	22.6	21.7	3.3	3.3	45.3	37.5	71.2	62.5
2005	—	—	—	—	3.0	3.1	—	—	71.8	48.3	74.8	51.4
2006	—	—	—	—	—	—	—	—	14.2	11.4	14.2	11.4
2007	—	—	—	—	—	—	—	—	37.0	30.1	37.0	30.1
Total	$2.5	$2.5	$5.0	$5.0	$37.2	$35.9	$23.3	$22.6	$315.6	$245.3	$383.6	$311.3

	December 31, 2011
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$12.3	$12.3	$7.3	$7.0	$12.7	$12.0	$61.2	$54.8	$102.7	$77.1	$196.2	$163.2
2004	1.5	1.4	12.6	11.9	8.4	7.8	2.1	2.1	47.1	38.3	71.7	$61.5
2005	—	—	3.0	3.1	—	—	—	—	67.8	43.3	70.8	$46.4
2006	—	—	—	—	—	—	—	—	14.9	9.5	14.9	$9.5
2007	—	—	—	—	—	—	—	—	37.2	27.8	37.2	$27.8
Total	$13.8	$13.7	$22.9	$22.0	$21.1	$19.8	$63.3	$56.9	$269.7	$196.0	$390.8	$308.4

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

	June 30, 2012	December 31, 2011
	($ in millions)
Total fixed maturities (public and private)	$47,103.3	$46,709.3
Problem fixed maturities (1)	$357.2	$343.5
Potential problem fixed maturities	162.3	166.3
Restructured problem fixed maturities	15.3	14.6
Total problem, potential problem and restructured fixed maturities	$534.8	$524.4
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	1.14%	1.12%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $60.8 million and $97.2 million for the six months ended June 30, 2012 and 2011, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,584.4	$137.4	$350.7	$4,371.1
Finance — Brokerage	370.6	21.3	2.8	389.1
Finance — Finance Companies	221.4	10.9	1.2	231.1
Finance — Financial Other	536.6	74.3	0.3	610.6
Finance — Insurance	2,894.9	227.0	43.3	3,078.6
Finance — REITS	1,038.9	42.9	10.8	1,071.0
Industrial — Basic Industry	1,649.3	138.1	3.9	1,783.5
Industrial — Capital Goods	2,055.5	170.9	4.5	2,221.9
Industrial — Communications	2,174.0	196.1	23.4	2,346.7
Industrial — Consumer Cyclical	1,533.3	150.8	5.1	1,679.0
Industrial — Consumer Non-Cyclical	3,256.4	310.9	1.8	3,565.5
Industrial — Energy	1,917.3	227.5	1.8	2,143.0
Industrial — Other	469.3	32.8	1.4	500.7
Industrial — Technology	863.0	63.7	2.8	923.9
Industrial — Transportation	613.0	52.3	6.9	658.4
Utility — Electric	2,766.0	291.3	20.0	3,037.3
Utility — Natural Gas	990.8	117.7	1.5	1,107.0
Utility — Other	249.9	27.4	—	277.3
FDIC guaranteed	5.0	—	—	5.0
Government guaranteed	1,143.5	127.1	3.6	1,267.0
Total corporate securities	29,333.1	2,420.4	485.8	31,267.7

Residential mortgage-backed pass-through securities	3,070.7	200.5	0.2	3,271.0
Commercial mortgage-backed securities	4,128.1	161.1	544.3	3,744.9
Residential collateralized mortgage obligations	1,199.3	30.8	32.1	1,198.0
Asset-backed securities — Home equity (1)	383.6	0.5	72.8	311.3
Asset-backed securities — All other	1,942.6	29.1	0.8	1,970.9
Collateralized debt obligations — Credit	83.0	—	47.8	35.2
Collateralized debt obligations — CMBS	95.3	2.1	20.8	76.6
Collateralized debt obligations — Loans	245.1	0.8	4.8	241.1
Collateralized debt obligations — ABS	15.0	—	1.8	13.2
Total mortgage-backed and other asset-backed securities	11,162.7	424.9	725.4	10,862.2

U.S. government and agencies	790.9	34.1	0.9	824.1
States and political subdivisions	2,638.4	232.4	1.4	2,869.4
Non-U.S. governments	566.7	126.3	0.1	692.9
Total fixed maturities, available-for-sale	$44,491.8	$3,238.1	$1,213.6	$46,516.3

(1)   This exposure is all related to sub-prime mortgage loans.

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,520.7	$79.9	$445.5	$4,155.1
Finance — Brokerage	381.0	15.4	6.7	389.7
Finance — Finance Companies	216.2	8.9	4.7	220.4
Finance — Financial Other	532.4	55.5	1.1	586.8
Finance — Insurance	2,966.3	227.2	73.0	3,120.5
Finance — REITS	1,015.2	28.3	22.0	1,021.5
Industrial — Basic Industry	1,656.6	135.3	5.4	1,786.5
Industrial — Capital Goods	2,133.0	146.8	14.3	2,265.5
Industrial — Communications	2,033.2	179.9	23.8	2,189.3
Industrial — Consumer Cyclical	1,606.7	130.5	12.4	1,724.8
Industrial — Consumer Non-Cyclical	3,084.0	286.3	3.7	3,366.6
Industrial — Energy	1,978.4	220.9	1.2	2,198.1
Industrial — Other	596.1	32.5	3.9	624.7
Industrial — Technology	851.3	57.7	9.3	899.7
Industrial — Transportation	626.2	45.7	10.3	661.6
Utility — Electric	2,709.6	276.0	18.9	2,966.7
Utility — Natural Gas	1,034.2	100.2	1.8	1,132.6
Utility — Other	197.1	20.1	—	217.2
FDIC guaranteed	80.0	0.6	—	80.6
Government guaranteed	1,219.0	107.8	7.8	1,319.0
Total corporate securities	29,437.2	2,155.5	665.8	30,926.9

Residential mortgage-backed pass-through securities	3,130.8	185.6	0.7	3,315.7
Commercial mortgage-backed securities	3,894.3	117.0	597.6	3,413.7
Residential collateralized mortgage obligations	1,408.1	32.0	51.5	1,388.6
Asset-backed securities — Home equity (1)	390.8	0.2	82.6	308.4
Asset-backed securities — All other	1,808.0	68.1	2.9	1,873.2
Collateralized debt obligations — Credit	82.8	—	34.4	48.4
Collateralized debt obligations — CMBS	98.7	1.6	18.5	81.8
Collateralized debt obligations — Loans	203.2	0.3	8.8	194.7
Collateralized debt obligations — ABS	15.0	—	1.1	13.9
Total mortgage-backed and other asset-backed securities	11,031.7	404.8	798.1	10,638.4

U.S. government and agencies	772.3	32.8	—	805.1
States and political subdivisions	2,670.0	218.2	5.5	2,882.7
Non-U.S. governments	580.7	96.3	0.9	676.1
Total fixed maturities, available-for-sale	$44,491.9	$2,907.6	$1,470.3	$45,929.2

(1)          This exposure is all related to sub-prime mortgage loans.

Of the $1,213.6 million in gross unrealized losses as of June 30, 2012, there were $4.9 million in losses attributed to securities scheduled to mature in one year or less, $68.9 million attributed to securities scheduled to mature between one to five years, $35.8 million attributed to securities scheduled to mature between five to ten years, $378.6 million attributed to securities scheduled to mature after ten years and $725.4 million related to mortgage-backed and other ABS that are not classified by maturity year. As of June 30, 2012, we were in a $2,024.5 million net unrealized gain position as compared to a $1,437.3 million net unrealized gain position as of December 31, 2011. Of the $587.2 million increase in net unrealized gains for the six months ended June 30, 2012, an approximate $0.2 billion of the increase can be attributed to an approximate 7 basis points decrease in interest rates in addition to other market factors that increased unrealized gains.

Fixed Maturities Available-for-Sale Unrealized Losses. We believe that our long-term fixed maturities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. During the first half of 2012, we did not actively increase our investment in available-for-sale below investment grade assets. While Principal Life’s general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to no more than 10% of the total fixed maturities portfolios.

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

	June 30, 2012				December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,251.8	$2,258.5	$312.6	$30,197.7	$28,497.9	$1,989.8	$435.0	$30,052.7
Private	12,463.2	895.1	236.2	13,122.1	12,298.2	757.4	373.8	12,681.8
Below investment grade:
Public	1,871.8	27.9	348.0	1,551.7	1,834.4	21.3	365.1	1,490.6
Private	1,905.0	56.6	316.8	1,644.8	1,861.4	139.1	296.4	1,704.1
Total fixed maturities, available-for-sale	$44,491.8	$3,238.1	$1,213.6	$46,516.3	$44,491.9	$2,907.6	$1,470.3	$45,929.2

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2012
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$576.6	$5.8	$345.0	$6.0	$921.6	$11.8
Greater than three to six months	147.5	7.6	145.2	2.2	292.7	9.8
Greater than six to nine months	116.3	3.3	36.8	0.6	153.1	3.9
Greater than nine to twelve months	321.1	12.1	236.1	9.7	557.2	21.8
Greater than twelve to twenty-four months	445.0	40.1	374.6	22.4	819.6	62.5
Greater than twenty-four to thirty-six months	93.9	14.8	5.4	1.0	99.3	15.8
Greater than thirty-six months	933.4	228.9	886.2	194.3	1,819.6	423.2
Total fixed maturities, available-for-sale	$2,633.8	$312.6	$2,029.3	$236.2	$4,663.1	$548.8

	December 31, 2011
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$897.5	$14.1	$472.0	$4.9	$1,369.5	$19.0
Greater than three to six months	1,022.9	33.7	747.1	24.0	1,770.0	57.7
Greater than six to nine months	420.3	40.7	337.4	20.2	757.7	60.9
Greater than nine to twelve months	61.8	5.5	65.2	3.4	127.0	8.9
Greater than twelve to twenty-four months	135.0	15.8	184.5	20.5	319.5	36.3
Greater than twenty-four to thirty-six months	65.7	16.3	30.0	5.5	95.7	21.8
Greater than thirty-six months	1,122.5	308.9	1,138.0	295.3	2,260.5	604.2
Total fixed maturities, available-for-sale	$3,725.7	$435.0	$2,974.2	$373.8	$6,699.9	$808.8

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2012
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$69.5	$1.1	$184.3	$3.1	$253.8	$4.2
Greater than three to six months	4.9	—	53.0	4.5	57.9	4.5
Greater than six to nine months	26.4	1.1	17.4	1.0	43.8	2.1
Greater than nine to twelve months	57.2	2.8	45.5	1.9	102.7	4.7
Greater than twelve to twenty-four months	79.9	17.9	46.2	10.6	126.1	28.5
Greater than twenty-four to thirty-six months	3.6	0.3	18.3	4.4	21.9	4.7
Greater than thirty-six months	702.0	324.8	433.7	291.3	1,135.7	616.1
Total fixed maturities, available-for-sale	$943.5	$348.0	$798.4	$316.8	$1,741.9	$664.8

	December 31, 2011
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$123.4	$3.6	$72.3	$6.3	$195.7	$9.9
Greater than three to six months	71.3	8.1	165.4	12.4	236.7	20.5
Greater than six to nine months	74.3	11.5	30.8	1.9	105.1	13.4
Greater than nine to twelve months	16.9	9.5	29.5	1.6	46.4	11.1
Greater than twelve to twenty-four months	42.2	11.8	18.9	4.4	61.1	16.2
Greater than twenty-four to thirty-six months	17.9	3.6	1.3	0.3	19.2	3.9
Greater than thirty-six months	693.0	317.0	483.5	269.5	1,176.5	586.5
Total fixed maturities, available-for-sale	$1,039.0	$365.1	$801.7	$296.4	$1,840.7	$661.5

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	June 30, 2012
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$5.2	$1.3	$133.0	$42.8	$138.2	$44.1
Greater than three to six months	7.2	6.9	24.1	10.3	31.3	17.2
Greater than six to nine months	—	—	28.6	14.1	28.6	14.1
Greater than nine to twelve months	42.0	24.1	264.5	139.1	306.5	163.2
Greater than twelve months	178.5	278.7	428.1	407.1	606.6	685.8
Total fixed maturities, available-for-sale	$232.9	$311.0	$878.3	$613.4	$1,111.2	$924.4

	December 31, 2011
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$42.4	$14.0	$231.7	$75.5	$274.1	$89.5
Greater than three to six months	74.4	32.2	587.3	263.9	661.7	296.1
Greater than six to nine months	18.2	11.6	77.6	47.2	95.8	58.8
Greater than nine to twelve months	3.5	1.6	6.9	8.5	10.4	10.1
Greater than twelve months	171.9	262.4	452.8	387.6	624.7	650.0
Total fixed maturities, available-for-sale	$310.4	$321.8	$1,356.3	$782.7	$1,666.7	$1,104.5

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $9,814.0 million and $9,386.0 million as of June 30, 2012 and December 31, 2011, respectively. The carrying amount of our residential mortgage loan portfolio was $713.3 million and $746.0 million as of June 30, 2012 and December 31, 2011, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 19% and 22% of our commercial mortgage loan portfolio as of June 30, 2012 and December 31, 2011, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of June 30, 2012 and December 31, 2011, the total number of commercial mortgage loans outstanding was 973 and 975, of which 70% and 71% were for loans with principal balances less than $10 million, respectively. The average loan size of our commercial mortgage portfolio was $10.1 million and $9.7 million as of June 30, 2012 and December 31, 2011, respectively.

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

There has been a decrease in the total level of problem, potential problem and restructured commercial mortgages during 2012 primarily due to loan payoffs, foreclosures, and improvement in collateral occupancies and values. The South Atlantic regions account for over 80% of the problem, potential problem and restructured commercial mortgages as of June 30, 2012. The South Atlantic, Pacific, and East North Central regions accounted for over 90% of the problem, potential problem, and restructured commercial mortgages as of December 31, 2011. Office properties accounted for over half of the problem, potential problem and restructured commercial mortgages as of June 30, 2012. Office and apartment properties accounted for over half of the problem, potential problem and restructured commercial mortgages as of December 31, 2011.

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated.

	June 30, 2012	December 31, 2011
	($ in millions)
Total commercial mortgages	$9,814.0	$9,386.0
Problem commercial mortgages	$44.6	$112.7
Potential problem commercial mortgages	134.0	152.8
Restructured problem commercial mortgages	6.8	7.5
Total problem, potential problem and restructured commercial mortgages	$185.4	$273.0
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	1.89%	2.91%

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

The valuation allowance decreased $15.5 million for the six months ended June 30, 2012, and decreased $15.8 million for the year ended December 31, 2011. The decrease in the level of valuation allowance during 2012 and 2011 was related to the same market factors as those causing the decrease in the level of problem, potential problem and restructured commercial mortgages during the six months ended June 30, 2012. The South Atlantic region accounts for the highest level of reserves at both June 30, 2012 and December 31, 2011.

The following table represents our commercial mortgage valuation allowance for the periods indicated.

	June 30, 2012	December 31, 2011
	($ in millions)
Balance, beginning of period	$64.8	$80.6
Provision	10.4	17.0
Charge-offs	(25.9)	(32.9)
Recoveries	—	0.1
Balance, end of period	$49.3	$64.8
Valuation allowance as % of carrying value before reserves	0.50%	0.69%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $552.7 million and $611.0 million and first lien mortgages with an amortized cost of $196.3 million and $171.0 million as of June 30, 2012 and December 31, 2011, respectively, primarily held by our Bank and Trust Services business. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $37.7 million and $24.0 million as of June 30, 2012 and December 31, 2011, respectively. We establish the residential mortgage loan valuation allowance at levels considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the portfolio. Such evaluation considers numerous factors, including, but not limited to net charge-off trends, loss forecasts, collateral values, geographic location, borrower credit scores, delinquency rates, industry condition and economic trends. The changes in the valuation allowance are reported in net realized capital gains (losses) on our consolidated statements of operations.

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

	June 30, 2012	December 31, 2011
	($ in millions)
Balance, beginning of period	$36.0	$37.7
Provision	13.3	28.5
Charge-offs	(15.6)	(33.4)
Recoveries	2.0	3.2
Balance, end of period	$35.7	$36.0
Valuation allowance as % of carrying value before reserves	4.8%	4.6%

Real Estate

Real estate consists primarily of commercial equity real estate. As of June 30, 2012 and December 31, 2011, the carrying amount of our equity real estate investment was $1,165.9 million, or 2%, and $1,083.9 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,114.7 million and $1,047.3 million as of June 30, 2012 and December 31, 2011, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the six months ended June 30, 2012 and year ended December 31, 2011, there were no such impairment adjustments.

The carrying amount of real estate held for sale was $51.2 million and $36.6 million as of June 30, 2012 and December 31, 2011, respectively. There were no valuation allowances as of June 30, 2012 or December 31, 2011. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central, and Pacific regions of the United States as of June 30, 2012. By property type, there is a concentration in office, industrial, and retail that represented approximately 78% of the equity real estate portfolio as of June 30, 2012.

Other Investments

Our other investments totaled $1,807.5 million as of June 30, 2012, compared to $1,783.5 million as of December 31, 2011. Derivative assets accounted for $1,115.7 million and $1,156.5 million in other investments as of June 30, 2012 and December 31, 2011, respectively. The remaining invested assets include equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $5.5 billion were held by our Principal International segment as of June 30, 2012. The assets are managed by either our Principal Global Investors segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of June 30, 2012 and December 31, 2011, were fixed maturities, other investments, residential mortgage loans and equity securities. In addition, policy loans are included in our invested assets. The following table excludes invested assets of the separate accounts.

	June 30, 2012		December 31, 2011
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities - Public	$3,466.8	63%	$3,269.1	63%
Equity securities	104.2	2	86.0	2
Mortgage loans:
Commercial	10.7	—	10.6	—
Residential	620.6	11	584.6	11
Real estate held for sale	7.4	—	8.2	—
Real estate held for investment	0.8	—	0.8	—
Policy loans	24.6	1	23.5	1
Other investments	1,289.3	23	1,202.3	23
Total invested assets	5,524.4	100%	5,185.1	100%
Cash and cash equivalents	155.2		92.2
Total invested assets and cash	$5,679.6		$5,277.3

Investments in equity method subsidiaries and direct financing leases accounted for $663.9 million and $565.7 million, respectively, of other investments as of June 30, 2012, and $667.5 million and $507.5 million, respectively, of other investments as of December 31, 2011. The remaining other investments as of both June 30, 2012 and December 31, 2011, are primarily related to derivative assets and other short-term investments.

Fixed Maturities Exposure

Economic and fiscal conditions in select European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to cause credit concerns particularly to financial institutions and banks with exposure to the European periphery region. Our exposure to the region within our International investment operations fixed maturities portfolio is manageable, representing 7.1% and 7.7% of our total International invested assets as of June 30, 2012 and December 31, 2011, respectively. Portfolio holdings with exposure to this region consist of fixed maturities issued in the same countries as our International operations by local subsidiaries of the European parent. Nearly all of the exposure is to bonds issued in Chile. In addition, we did not hold any sovereign debt issuances of the selected countries and had not bought or sold credit protection on sovereign issuances as of June 30, 2012 and December 31, 2011.

Financial sector exposure is to local subsidiary banks, subject to local capital requirements and banking regulation. The current financial exposure carries an average AA local rating from S&P and the average time to maturity is 18 years. Non-financial sector exposure consists primarily of infrastructure bonds, which are backed by the project itself, often with minimum revenue guarantees from the government. The current non-financial exposure carries an average AA- local rating from S&P. The current Italian exposure has an average time to maturity of 14 years. In addition, the current Spanish exposure has an average time to maturity of 14 years. As of June 30, 2012, our total portfolio exposure had an average price of 108 (carrying value/amortized cost).

The following table presents the carrying amount of our European periphery zone fixed maturities exposure for the periods indicated.

	June 30, 2012			December 31, 2011
Select European Exposure	Italy	Spain	Total	Italy	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$252.7	$252.7	$—	$241.5	$241.5
Non-financial institutions	28.7	123.0	151.7	52.5	112.4	164.9
Total	$28.7	$375.7	$404.4	$52.5	$353.9	$406.4

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

We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of June 30, 2012, approximately $10.1 billion, or 98%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity.

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

As of June 30, 2012, the difference between the asset and liability durations on our primary duration-managed portfolio          was -0.08, as compared to -0.35 as of December 31, 2011. This duration gap indicates that, as of June 30, 2012, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $26,060.1 million and $26,811.6 million as of June 30, 2012 and December 31, 2011, respectively.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of June 30, 2012, the estimated weighted-average difference between the asset and liability durations on these portfolios was -3.54, as compared to -3.03 as of December 31, 2011. This duration gap indicates that, as of June 30, 2012, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $26,139.1 million and $25,650.8 million as of June 30, 2012 and December 31, 2011, respectively.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,294.4 million and $5,400.0 million as of June 30, 2012 and December 31, 2011, respectively.

Using the assumptions and data in effect as of June 30, 2012, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $946.5 million, compared with an estimated $871.9 million increase as of December 31, 2011. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	June 30, 2012
			Net	Net
	Value of	Duration	duration	fair value
Risk Management Strategy	total assets	of assets	gap	change
	(in millions)			(in millions)
Primary duration-managed	$26,060.1	3.76	(0.08)	$20.8
Duration-monitored	26,139.1	4.31	(3.54)	925.7
Non duration-managed	5,294.4	3.78	N/A	N/A
Total	$57,493.6			$946.5

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

The aggregate fair value of long-term debt, excluding accrued interest, was $1,819.3 million and $1,750.7 million, as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, we estimate that a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $122.9 million, as compared to an estimated $129.1 million increase as of December 31, 2011. As of June 30, 2012, we estimate that a 100 basis point immediate, parallel increase in interest rates would decrease the fair value of debt by approximately $133.4 million, as compared to an estimated $118.1 million decrease as of December 31, 2011. Debt is not recorded at fair value on the consolidated statements of financial position.

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

Derivatives in our portfolio with interest rate sensitivity were in a net liability position with a fair value of $322.7 million and $424.6 million as of June 30, 2012 and December 31, 2011, respectively. The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	June 30, 2012
		Weighted	Fair value (no accrued interest)
	Notional	average	-100 basis		+100 basis
	amount	term (years) (1)	point change	No change	point change
	($ in millions)
Interest rate swaps	$18,674.8	5.33	$(341.1)	$(367.7)	$(390.5)
Interest rate collars	500.0	10.65	94.5	44.2	23.2
Swaptions	325.0	3.22	0.2	1.3	4.1
Futures	66.5	0.23	(5.8)	(0.5)	4.8
Total	$19,566.3		$(252.2)	$(322.7)	$(358.4)

(1)                                 Based on maturity date.

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

We estimate that as of June 30, 2012, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2011. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $183.7 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of June 30, 2012, as compared to an estimated $167.8 million, or 10%, reduction as of December 31, 2011. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $4.4 million, or 12%, reduction in the operating earnings of our international operations for the three months ended June 30, 2012, as compared to an estimated $4.0 million, or 11%, reduction for the three months ended June 30, 2011. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $9.0 million, or 11%, reduction in the operating earnings of our international operations for the six months ended June 30, 2012, as compared to an estimated $7.4 million, or 11%, reduction for the six months ended June 30, 2011.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $2,311.3 million and $2,454.3 million as of June 30, 2012 and December 31, 2011, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,232.2 million and $1,390.1 million as of June 30, 2012 and December 31, 2011, respectively.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. Our operations in Chile had currency swaps with a notional amount of $80.8 million and $75.4 million as of June 30, 2012 and December 31, 2011, respectively, which were used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $193.6 million and $147.3 million as of June 30, 2012 and December 31, 2011, respectively, in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2012 or 2011.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in common stock prices. As of June 30, 2012 and December 31, 2011, the fair value of our equity securities was $363.3 million and $481.9 million, respectively. As of June 30, 2012, we estimate that a 10% decline in the value of the equity securities would result in an unrealized loss of $36.3 million, as compared to an estimated unrealized loss of $48.2 million as of December 31, 2011.

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

The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. We recognized a pre-tax gain (loss) on the derivatives used to economically hedge our GMWB market risk of $96.5 million and $19.5 million for the three months ended June 30, 2012 and 2011, respectively and $(16.5) million and $(12.7) million for the six months ended June 30, 2012 and 2011, respectively. We recognized a pre-tax gain (loss) on the change in fair value of the GMWB embedded derivative that is primarily related to market risk impacts (excluding spread reflecting our own creditworthiness) of $(116.4) million and $(25.2) million for the three months ended June 30, 2012 and 2011, respectively and $21.7 million and $(2.3) million for the six months ended June 30, 2012 and 2011, respectively. Additionally, we recognized a pre-tax gain on the change in value of the GMWB liability related to other factors of $72.8 million and $35.0 million for the three months ended June 30, 2012 and 2011, respectively and $4.2 million and $8.1 million for the six months ended June 30, 2012 and 2011, respectively, primarily related to incorporating a spread reflecting our own creditworthiness. We reflect the actual and expected changes in value of the GMWB embedded derivative and the associated hedging instruments in our estimated gross profits, which resulted in a pre-tax increase (decrease) in DPAC amortization of $25.3 million and $13.7 million for the three months ended June 30, 2012 and 2011, respectively, and $(0.5) million and $(1.0) million for the six months ended June 30, 2012 and 2011, respectively.

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

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $380.8 million and $607.0 million and total return swaps of $100.0 million and $15.0 million as of June 30, 2012 and December 31, 2011, respectively. We had credit exposure through credit default swaps with a notional amount of $140.0 million and $147.4 million as of June 30, 2012 and December 31, 2011, respectively, by investing in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $849.7 million and $775.9 million as of June 30, 2012 and December 31, 2011, respectively.

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

Based on our accounting policy, our disclosed exposure measures the fair value of derivatives that have become favorable to us and, therefore, is a combined credit exposure if all of the involved counterparties failed to fulfill their obligations. In the hypothetical scenario where all of our counterparties fail to fulfill their obligations, our exposure would be $1,190.2 million; however, including collateral received our exposure would be reduced to $902.8 million at June 30, 2012. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Exposure.”

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. Netting positive and negative exposures would yield an exposure of $282.9 million, which is reduced to zero with pledged collateral at June 30, 2012. As of June 30, 2012, we held total collateral of $287.4 million in the form of cash and securities and we posted $435.2 million in cash and securities as collateral to our counterparties. We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As a result of our management of our counterparty risk and the collateralization of our derivative portfolio, any deterioration in our derivative counterparties’ credit would not materially impact our financial statements as of June 30, 2012.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2012, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies” and Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 5, Income Taxes,” which are incorporated here by this reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

Issuer Purchases of Equity Securities

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2012 — January 31, 2012	675	$26.21	—	$—
February 1, 2012 — February 29, 2012	285,323	27.84	—	100.0
March 1, 2012 — March 31, 2012	2,048,998	27.43	1,823,735	50.0
April 1, 2012 — April 30, 2012	1,053,173	28.41	1,043,764	20.4
May 1, 2012 — May 31, 2012	1,313,839	25.69	1,302,493	186.9
June 1, 2012 — June 30, 2012	3,081,269	24.46	3,080,200	111.5
Total	7,783,277		7,250,192

(1)         Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

(2)         In February 2012, our Board of Directors authorized a repurchase program of up to $100.0 million of our outstanding common stock. This program was completed in May 2012. Our Board of Directors authorized a repurchase program in May 2012 of up to $200.0 million of our outstanding common stock.

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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: August 1, 2012	By	/s/ Terrance J. Lillis
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.