Form 10-K
period 2012-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2013-02-13
CIK 1126328

Use these links to rapidly review the document
PRINCIPAL FINANCIAL GROUP, INC. TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 OR
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        As of February 6, 2013, there were outstanding 293,402,246 shares of Common Stock, $0.01 par value per share of the Registrant.

        The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $7,754,473,315 based on the closing price of $26.23 per share of Common Stock on the New York Stock Exchange on June 29, 2012.

Documents Incorporated by Reference

        The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 22, 2013, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2012.

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

PART I

Item 1.    Business

        Principal Financial Group, Inc. ("PFG") is a global investment management leader offering retirement services, insurance solutions and asset management. We offer businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and insurance through our diverse family of financial services companies. We have $403.0 billion in assets under management ("AUM") and approximately 18.3 million customers worldwide as of December 31, 2012.

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

        We organize our Retirement and Investor Services operations into two business groupings:

  •
  Accumulation business — which includes full service accumulation, Principal Funds (our mutual fund business), individual annuities and bank and trust services; and

  •
  Guaranteed business — which includes investment only and full service payout.

Accumulation Business

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

        We deliver both administrative and investment services to our defined contribution plan and defined benefit plan customers through annuities and mutual funds. Group annuities and the underlying investment options are not required to be registered with the United States Securities and Exchange Commission ("SEC"). Our mutual fund offering is called Principal Advantage. It is a qualified plan product based on our series mutual fund, Principal Funds, Inc. We offer investments covering the full range of stable value, equity, fixed income, real estate and international investment options managed by our Principal Global Investors segment as well as third-party asset managers.

        As of December 31, 2012, we provided full service accumulation products to (a) over 30,700 defined contribution pension plans, of which approximately 25,500 were 401(k) plans, including $93.7 billion in assets and covering 3.4 million eligible plan participants, and (b) to over 2,400 defined benefit pension plans, including $15.9 billion in assets and covering over 354,000 eligible plan participants. As of December 31, 2012, approximately 61% of our full service accumulation account values were managed by our affiliated asset manager, Principal Global Investors. Third-party asset managers provide asset management services with respect to the remaining assets.

Markets and Distribution

        We offer our full service accumulation products and services to employer-sponsored pension plans, including qualified and nonqualified defined contribution plans and defined benefit plans. Our primary target market is plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. According to Spectrem Group, in 2011, only 25% of businesses with between 10 and 49 employees, 50% of businesses with between 50 and 99 employees, 56% of businesses with between 100 and 249 employees and 69% of businesses with between 250 and 500 employees offered a 401(k) plan. The same study indicates that 75% of employers with between 500 and 1,000 employees, 78% of employers with between 1,000 and 5,000 employees and 79% of employers with 5,000 or more employees offered a 401(k) plan in 2011.

        We distribute our full service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2012, over 117 retirement services sales representatives in over 42 offices, operating as a wholesale distribution network, maintained relationships with over 12,100 independent brokers, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent broker. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent brokers, consultants and agents a commission or fee.

        As of December 31, 2012, we had a separate staff of over 280 service and education specialists located in the sales offices who play a key role in the ongoing servicing of pension plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us and helping employees understand the benefits of their pension plans. The following summarizes our distribution channels:

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

        We believe our approach to full service accumulation plan services distribution gives us a local sales and service presence that differentiates us from many of our competitors. We have also established a number of marketing and distribution relationships to increase the sales of our accumulation products.

Principal Funds

        We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals, businesses and institutional investors for use within variable life and variable annuity contracts, for use in employer-sponsored pension plans, as a rollover investment option, and for general investment purposes.

Products and Services

        Principal Funds plans to grow into a top advisor sold mutual fund company with a sales force focused on multiple channels. As of November 2012, as reported by the Strategic Insight, we are ranked 20th according to AUM (long term funds) of the top 50 intermediary sold mutual funds. We provide accounting, compliance, corporate governance and product development for all mutual funds we organize.

        Principal Funds, Inc.    Principal Funds, Inc. ("PFI") is a series mutual fund that, as of December 31, 2012, offered 64 investment options. This fund's five R class shares act as the funding vehicle for Principal Advantage, the defined contribution product described above under "Retirement and Investor Services Segment-Full Service Accumulation-Products." This fund also offers three classes of shares to individuals. One of these three share classes is for IRA rollovers (J shares) and two are for general investment purposes (A and C shares). Two additional classes of shares are available: (1) I shares, which are offered primarily to specified institutional investors, and (2) P shares, which are used primarily in adviser fee-based programs. As of December 31, 2012, the fund held $81.5 billion of AUM. We report the results for this fund in "Full Service Accumulation" or "Principal Funds" based on the distribution channel associated with the AUM.

        Principal Variable Contracts Funds, Inc.    Principal Variable Contracts Funds, Inc. is a series mutual fund that, as of December 31, 2012, provided 36 investment options for variable annuity and variable life insurance contracts issued by Principal Life Insurance Company ("Principal Life") and other insurance companies not affiliated with Principal Life. As of December 31, 2012, this fund had AUM of $6.5 billion. AUM backing Principal Life variable annuity contracts is reported in this segment under "Individual Annuities." AUM backing Principal Life variable life insurance contracts is reported in the U.S. Insurance Solutions segment.

        Principal Managed Portfolio.    Principal Managed Portfolio is an advisory product offered by our registered investment advisor, Princor Financial Services Corporation ("Princor"), which permits the client to invest only in Principal Funds, Inc. Clients are charged a quarterly asset-based fee on this product. As of December 31, 2012, Principal Managed Portfolio had accumulated $668.2 million in assets.

        Principal Advisory Select and Principal Dynamic Portfolios.    These are advisory products offered by our registered investment advisor, Princor, which permits the client to invest in a broad array of investments. Clients are charged a quarterly asset-based fee on these products. As of December 31, 2012, these products had accumulated $2.0 billion in assets.

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

        We sell PFI's share classes primarily through registered representatives from other broker-dealers; affiliated financial representatives; independent brokers registered with our securities broker-dealer, Princor; direct deposits from our employees and others and Principal Connection. As of December 31, 2012, 63 retail sales representatives across the United States, operating as a wholesale distribution network, maintained relationships with over 47,000 independent brokers, consultants and agents. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the Internet or by mail. Princor recruits, trains and supervises registered representatives selling our products through Principal Connection.

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

        Variable Deferred Annuities.    Individual variable deferred annuities are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals. Customers have the flexibility to allocate their deposits to investment sub-accounts managed by the Principal Global Investors segment or other third-party asset managers. As of December 31, 2012, 84% of our $6.6 billion in variable annuity account balances was allocated to investment sub-accounts and our general account, which are managed by the Principal Global Investors segment and 16% was allocated to investment sub-accounts managed by third-party asset managers. Generally speaking, the customers bear the investment risk and have the right to allocate their assets among various separate investment sub-accounts. The value of the annuity fluctuates in accordance with the experience of the investment sub-accounts chosen by the customer. Customers have the option to allocate all or a portion of their account to our general account, in which case we credit interest at rates we determine, subject to contractual minimums. Customers may elect a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or "GMWB"). We bear the GMWB investment risk. We attempt to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2012, $3.6 billion of the $6.6 billion of variable annuity account value had the GMWB rider. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account.

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

        We sell our individual annuity products through our affiliated financial representatives, who accounted for 46%, 50% and 43% of annuity sales for the years ended December 31, 2012, 2011 and 2010, respectively. The remaining sales were made through banks, brokerage general agencies, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. Affiliated financial representatives continued to be the primary distribution channel of our variable deferred annuities. The majority of overall annuity sales, however, were from non-affiliated distribution channels, as a result of focused efforts to increase fixed annuity sales through non-affiliated distribution channels.

Bank and Trust Services

        Bank and trust services includes Principal Bank and Principal Trust Company. Principal Bank is a federal savings bank that began its activities in February 1998. As of December 31, 2012, Principal Bank had over 254,000 customers and approximately $2.4 billion in assets. Delaware Charter Guarantee & Trust Company, dba Principal Trust Company, is a Delaware state chartered non-deposit trust company that was chartered in 1899. It is one of the largest non-deposit trust companies in the U.S. As of December 31, 2012, we served as trustee to over 247,000 accounts, which held assets of approximately $127.6 billion. Principal Trust Company may not accept deposits and cannot make personal or commercial loans.

Products

        Our current bank products and services include a suite of consumer checking and savings accounts, money market accounts, certificates of deposit ("CDs"), individual retirement accounts, small account rollovers from qualified retirement plans and sweep accounts associated with affiliated brokerage accounts. Principal Bank participates in the Certificate of Deposit Account Registry Service program through which certain customer CDs are exchanged for CDs of similar amounts from participating banks. The deposit products provide a relatively stable source of funding and liquidity and are used to fund purchases of investment securities and loans.

        Principal Trust Company specializes in providing trust solutions for a full array of employee benefit plans and accounts including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, ESOPs, and self-directed tax-advantaged savings accounts, such as IRAs. Principal Trust Company also maintains collective investment funds and provides personal trust services.

Markets and Distribution

        We offer our bank products and services to employees of businesses and other individuals with a primary focus on helping customers accumulate savings for retirement and other purposes. We also pursue asset retention strategies with customers who seek to transfer assets from our other asset accumulation products by offering them our banking products and services. Principal Bank services customers through the telephone, mail and Internet.

        We deliver our directed trust services and collective investment funds to customers through our PFG affiliates and affiliated financial representatives. Administrative trust services for self-directed tax-advantaged savings accounts are sold through non-affiliated brokerage firms, clearing firms, financial advisors and asset managers.

Guaranteed Business

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

        We deliver our products and services through our network of specialized investment groups and boutiques including Principal Global Investors — Equities; Principal Global Investors — Fixed Income; Principal Real Estate Investors, LLC; Principal Enterprise Capital, LLC; Spectrum Asset Management Inc.; Post Advisory Group, LLC; Columbus Circle Investors; Edge Asset Management Inc.; Morley Financial Services Inc.; Macro Currency Group; Finisterre Capital LLP; Origin Asset Management LLP and Multi-Asset Advisors Group. As of December 31, 2012, Principal Global Investors and its boutiques managed $263.2 billion in assets.

Products and Services

        Our products and services are provided for a fee as defined by client mandates. Our fees are generally driven by AUM. We are diversified across three primary asset classes.

        Equity Investments.    As of December 31, 2012, Principal Global Investors — Equities along with Columbus Circle Investors, Edge Asset Management Inc. and Origin Asset Management LLP managed $79.1 billion in global equity assets. Our equity capabilities encompass large-cap, mid-cap and small-cap stocks in developed and emerging markets worldwide. As of December 31, 2012, 44% of equity AUM was derived from our pension products, 26% from other products of PFG and the remaining 30% from third-party institutional clients.

        Fixed Income Investments.    As of December 31, 2012, Principal Global Investors — Fixed Income along with Spectrum Asset Management Inc.; Post Advisory Group, LLC; Edge Asset Management Inc.; Morley Financial Services Inc. and Finisterre Capital LLP managed $130.1 billion in global fixed income assets. Collectively, our experience in fixed income management spans multiple economic and credit market cycles, and encompasses all major fixed income sectors and security types. Our research and risk management capabilities in worldwide debt markets provide a strong foundation for broadly diversified "multi-sector" portfolios, tailored to specific client objectives. As of December 31, 2012, 32% of these assets were derived from our pension products, 33% from other products of PFG, and the remaining 35% from third-party institutional clients.

        Real Estate Investments.    Principal Global Investors, through its affiliates Principal Real Estate Investors, LLC and Principal Enterprise Capital, LLC, managed a portfolio of primarily U.S. commercial real estate assets of $44.8 billion as of December 31, 2012. Principal Real Estate Investors, LLC provides our clients with a broad range of real estate investment options including private real estate equity, commercial mortgages, bridge/mezzanine loans, commercial mortgage-backed securities and real estate investment trust securities. As of December 31, 2012, 26% of the commercial real estate portfolio was derived from our pension products, 28% from other products of PFG and the remaining 46% from third-party institutional clients.

        Other.    We offer products and services through other asset classes including managing currency mandates through our Macro Currency Group boutique. As of December 31, 2012, we managed $9.2 billion with 100% of these assets derived from third-party institutional clients.

        Multi-Asset Advisors Group was established to provide advice on multi-asset strategies to global clients and to develop and manage customized multi-asset products to address specific client needs. Multi-Asset Advisors Group helps Principal Global Investors optimize our broad range of capabilities while enhancing our position as a thought leader and trusted advisor to large institutional clients.

Markets and Distribution

        We employed 121 institutional sales, relationship management and client service professionals as of December 31, 2012, who worked with consultants and directly with large investors to acquire and retain third-party institutional clients. As of December 31, 2012, Principal Global Investors and its boutiques had approximately 665 third-party institutional clients with $98.2 billion of AUM in 36 countries.

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

Products, Markets and Distribution

        Brazil.    We offer pension, retirement income and asset accumulation products through a co-managed joint venture, Brasilprev Seguros e Previdencia ("Brasilprev") in which PFG owns 25% of the economic interest and 50.01% of the voting shares. The partner is Banco do Brasil ("Banco"), which had approximately 5,340 Brazilian branches as of September 30, 2012. Brasilprev has an exclusive agreement with Banco to distribute pension, retirement and long-term asset accumulation products. Our joint venture provides defined contribution products, complementary life protection and payout solutions for the retirement needs of employers and individuals. Banco's employees sell these products directly to individual clients through its bank branches. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco's corporate account executives who sell to existing and prospective corporate clients. According to Federação Nacional de Previdência e Vida, our joint venture ranked third in the Brazilian private pension market based upon managed assets as of October 31, 2012.

        On April 2, 2012, we purchased a 60% indirect ownership in Claritas Administração de Recursos Ltda ("Claritas"), a leading Brazilian mutual fund and asset management company. The Sao Paulo-based company manages equity funds, balanced funds, managed accounts and other strategies for affluent clients and institutions through its multi-channel distribution network. This purchase positions us to capture future growth expected in the mutual fund and asset management business in Brazil.

        Chile.    We offer long-term savings products, retirement annuities, mutual funds, life insurance accumulation products and institutional asset management services.

        Retirement annuities are offered to individuals exiting the pre-retirement accumulation system. Annuity products are distributed through a network of brokers and independent agents numbering approximately 440 as of December 31, 2012.

        We serve the individual and group voluntary/complementary long-term savings market by offering "APV plans" (qualified individual retirement solutions) and "APVC plans" (qualified group retirement solutions that are similar to the U.S. 401(k) product line). According to the Asociacion de Adminstradoras de Fondos Mutuous de Chile, we ranked first in AUM for mutual fund companies offering these plans in Chile as of November 30, 2012. The plans, together with non-qualified mutual fund products, are distributed to retail clients through our proprietary sales force, financial advisors, brokerage houses, alliances with financial institutions and one of the largest retailers in Chile, Falabella.

        Life insurance accumulation products are also offered to individuals through brokers and financial advisors. We also offer institutional asset management services to pension funds, insurance companies, mutual fund companies and investment platforms through our proprietary sales force.

        On October 8, 2012, we signed a definitive agreement to acquire AFP Cuprum S.A. ("Cuprum"). The agreement required Empresas Penta S.A. and Inversiones Banpenta Limitada to sell their 63% ownership in Cuprum pursuant to a public tender offer that also included the remaining 37% of publicly traded shares. The transaction closed on February 4, 2013, resulting in an approximately 90% ownership stake in Cuprum. Cuprum is a leading pension manager in Chile, whose products include mandatory employee-funded pension plans, voluntary pension products (APV) and other long-term savings products.

        China.    We offer mutual funds and asset management services to individuals and institutions through a minority-held joint venture that includes China Construction Bank ("CCB"), the majority partner. We sell mutual funds primarily through our partner bank, CCB. The bank provides extensive distribution capabilities for the joint venture in terms of brand awareness and the number of branch outlets, which number approximately 13,600.

        Hong Kong SAR.    We offer defined contribution pension and mutual fund products to both corporate and retail clients and also provide institutional asset management services.

        We actively compete in the defined contribution pension plan market. The government currently requires both employers and employees to each contribute 5% of an employee's income to a Mandatory Provident Fund ("MPF"). We target small and medium-sized employers and distribute products mainly through strategic alliances with intermediaries, e.g., insurance companies, brokers, consultants and banks. We have expanded our distribution capability to complement our MPF and mutual fund businesses by developing a proprietary sales force through a wholly owned investment financial planning company that will focus on retirement and long-term investment products.

        We sell mutual funds to retail customers primarily through strategic alliances with banks. To grow institutional asset management, our operations in Hong Kong SAR leverage Principal Global Investors' regional asset management and sales resources to jointly secure mandates.

        India.    We offer mutual funds and asset management services to both retail and corporate customers.

        In the mutual funds market, we compete by managing and administering funds for both individuals and corporations through a majority-owned joint venture. The minority partners are Punjab National Bank and Vijaya Bank, two large Indian commercial banks with a combined network of approximately 7,000 branches. Mutual funds are sold through regional offices and other bank branches located throughout India. In addition to the current mutual fund business, we are positioning ourselves to compete in the emerging pension and long-term savings market in India through the launch of a proprietary distribution company in October 2012 that will focus on retirement and long-term investment products.

        Mexico.    We offer defined contribution pension products, mutual funds, annuities and asset management services to institutional clients.

        Through our AFORE pension company, we manage and administer approximately 3.9 million individual retirement accounts under the mandatory privatized social security system for all non-government employees in Mexico. We distribute products and services through a proprietary sales force of approximately 1,200 sales representatives as of December 31, 2012, as well as independent brokers who sell directly to individuals. In addition, we have a distribution arrangement for the distribution of Principal AFORE's products through HSBC Bank's extensive network in Mexico.

        Our mutual fund company distributes products and services through a sales force of approximately 70 employees and through distribution agreements with other financial entities. We administer previously sold annuities and life products.

        Mexico has institutional asset management services, offering both domestic and international products.

        Southeast Asia.    We offer conventional and Islamic mutual funds and fund management services through our minority-held joint venture with CIMB Group, the majority partner. CIMB Group is the second largest Malaysian bank with a strong presence in many Asian countries. The joint venture has a sales force of approximately 6,200 mutual fund agents selling to retail customers as of December 31, 2012. We also market mutual funds through wholesale bank channels. The joint venture's main bank channels include approximately 1,100 bank branches throughout Malaysia, Indonesia, Thailand and Singapore. The joint venture also distributes its mutual funds through third party institutions including other banks and security houses.

        CIMB-Principal Asset Management ranked second in total unit trust assets managed and second in Islamic unit trust assets managed in the Malaysian asset management industry as of November 30, 2012. The joint venture also manages a significant amount of institutional asset mandates.

        In November 2012, we began operations for a voluntary retirement accumulation business under the Private Retirement Scheme ("PRS") through our joint venture in Malaysia, CIMB-Principal Asset Management. Contributions through the PRS scheme allows for both individual and employer tax advantaged contributions.

        The joint venture also has operations in Singapore (CIMB-Principal Asset Management (S) Pte Ltd), Indonesia (PT CIMB-Principal Asset Management) and Thailand (CIMB-Principal Asset Management Company Limited).

U.S. Insurance Solutions Segment

        Our U.S. Insurance Solutions segment offers individual and group insurance solutions. We focus on providing comprehensive insurance solutions for small and medium-sized businesses and their owners and executives. We organize our operations into two divisions: Individual Life Insurance and Specialty Benefits Insurance. However, we share key resources in our core areas such as strategic leadership, distribution, and marketing.

Individual Life Insurance

        We began as an individual life insurer in 1879. Our U.S. operations administer approximately 539,000 individual life insurance policies with over $167.4 billion of individual life insurance in force as of December 31, 2012. We assist not only in personal insurance but also specialize in business insurance needs for small to medium-sized companies through our wide range of business and nonqualified solutions.

        Small and medium-sized companies are challenged with how to build quality benefits packages for executives, how to transition the company's ownership to a partner or family member and how to save for retirement. In addition, executives and other key employees often have personal insurance needs. These needs are the focus of our products within the individual life insurance arena.

Products and Services

        Our Business Owner and Executive Solutions platform as well as our nonqualified deferred compensation offering combines administration and consulting to service our client's needs. We target the business and personal insurance needs of owners and executives of small and medium-sized businesses with an increasing focus on providing insurance solutions for nonqualified executive benefits. In addition, we market our products to meet traditional retail insurance needs. We offer a variety of individual life insurance products, including universal life insurance, variable universal life insurance and term life insurance.

        Universal and Variable Universal Life Insurance.    Universal and variable universal life insurance products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected. For the year ended December 31, 2012, 77% of individual life insurance annualized first year premium sales were generated from universal and variable universal life insurance products. Universal and variable universal life insurance represents 69% of individual life insurance premium and deposits for the year ended December 31, 2012, and 45% of individual life insurance in force as of December 31, 2012. Variable universal life insurance products represented 27% of our universal and variable universal life insurance deposits for the year ended December 31, 2012.

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

        Traditional Life Insurance.    Traditional life insurance includes participating whole life, adjustable life products and non-participating term life insurance products. Participating products and non-participating term life insurance products represented 3% and 20%, respectively, of our individual life insurance annualized first year premium sales for the year ended December 31, 2012, and 13% and 42%, respectively, of individual life insurance in force as of December 31, 2012. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to set the coverage period, premium and face amount combination. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Policyholder dividends are not paid on term insurance.

Specialty Benefits Insurance

        Specialty benefits insurance, which includes group dental, vision, life and disability insurance, wellness programs and individual disability insurance, is an important component of the employee benefit offering at small and medium-sized businesses. We offer traditional employer sponsored and voluntary products for group dental, vision, life and disability. We also offer group dental, vision, and disability on a fee-for-service basis.

Products and Services

        Group Dental and Vision Insurance.    We began selling group dental and vision insurance in the late 1960's. Our plans provide partial reimbursement for dental and vision expenses. As of December 31, 2012, we had nearly 34,000 group dental and vision insurance policies in force covering over 893,000 employee lives. According to Life Insurance and Market Research Association ("LIMRA"), we were the 7th largest group dental insurer in terms of number of contracts/employer groups in force in 2011. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Employers Dental Services, Inc. subsidiary. On November 1, 2012, we finalized the purchase of a 100% interest in First Dental Health, a California based independent dental preferred provider organization. We acquired First Dental Health to expand our owned dental networks primarily in California.

        Group Life Insurance.    Group life insurance was one of our first group products beginning in the early 1940's. Our group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2012, we had over 45,000 group policies providing over $115.3 billion of group life insurance in force to approximately 1.9 million employee lives. According to LIMRA in 2011, we were ranked 6th in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 97% and 3%, respectively, of our total group life insurance in force as of December 31, 2012. We no longer market group universal life insurance to new employer groups.

        Group Disability Insurance.    Group disability insurance has also been sold since the early 1940's. Our group disability insurance provides a benefit to insured employees who become disabled. In most instances, this benefit is in the form of a monthly income. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. As of December 31, 2012, long-term disability represents 65% of total group disability premium, while short-term disability represents 35% of total group disability premium. In addition, we provide disability management services, also called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2012, we served approximately 1.3 million employee lives under nearly 33,000 contracts. According to LIMRA, our group short-term disability business was ranked 5th and our group long-term disability business was ranked 4th in the U.S. as of December 31, 2011, in terms of number of contracts/employer groups in force.

        Individual Disability Insurance.    Individual disability insurance has been sold since the early 1950's. Our individual disability insurance products provide income protection to the insured member and/or business in the event of disability. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner's interest in the business, expenditures for replacement of a key person and business loan payments. We also offer a product to protect retirement savings in the event of disability. As of December 31, 2012, we served approximately 150,000 individual disability policyholders, with our individual disability business being ranked 7th in the U.S. as of December 31, 2011, in terms of premium in force, according to LIMRA.

        Wellness.    We recognize the importance of promoting healthy behavior. Our programs are designed to improve health, reduce health insurance claim costs, reduce absenteeism and increase employee productivity. We work with employers to create a healthy culture through our year round wellness program, wellness screenings, counseling to high risk participants and other services. Wellness has been a part of the Specialty Benefits Insurance division since 2011.

        Fee-for-Service.    We offer administration of group dental, disability and vision benefits on a fee-for-service basis. The fee-for-service business also became a part of the Specialty Benefits Insurance division in 2011.

U.S. Insurance Solutions Markets and Distribution

        For each of our products, administration and distribution channels are customized to meet customer needs and expectations for that product.

        We sell our individual life and individual disability income products in all 50 states and the District of Columbia, primarily targeting owners and executives of small and medium-sized businesses. Small and medium-sized business sales represented 55% of individual life sales and 60% of individual disability sales for the year ended December 31, 2012. Much of our life insurance sales efforts focus on the Business Owner & Executive Solutions market. This strategy offers solutions to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income, and business protection. We believe the Business Owner & Executive Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

        We distribute our individual life and individual disability insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 28% of individual life insurance sales based on first year annualized premium and

12% of individual disability sales for the year ended December 31, 2012. We had 1,071 affiliated financial representatives in 29 offices as of December 31, 2012. Although they are independent contractors, we have a close tie with affiliated financial representatives and we offer them benefits, training and access to tools and expertise. To meet the needs of the various marketing channels, particularly the independent brokers, we employ wholesale distributors — Regional Vice Presidents for individual life and Regional Vice Presidents for individual disability. A key differentiator in the nonqualified executive benefit sale is our Regional Vice Presidents — Nonqualified Plans, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

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

        The group insurance market continues to see a shift to voluntary/worksite products due to various pressures on employers. In keeping with this market change, which shifts the funding of such products from the employer to the employee, we continue to place an enhanced focus on our voluntary benefits platform. We believe the voluntary/worksite market presents growth opportunities, and we will continue to develop strategies to capitalize on this expanding market.

        As of December 31, 2012, we had 108 sales representatives and 119 service representatives in 29 offices. Our sales representatives accounted for 96% of our group insurance sales for the year ended December 31, 2012. The group sales force plays a key role in the ongoing servicing of the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans and solving any administrative issues; communicating the customers' needs and feedback to us and helping employees understand the benefits of their plans.

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
  focus on financial performance and

  •
  expansive product portfolio.

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

        Principal Life and Principal National Life Insurance Company ("PNLIC") have been assigned the following insurer financial strength ratings:

Rating Agency	Financial Strength Rating	Rating Structure
A.M. Best Company, Inc.	A+ ("Superior") with a stable outlook	Second highest of 16 rating levels
Fitch Ratings Ltd.	AA- ("Very Strong") with a negative outlook	Fourth highest of 21 rating levels
Moody's Investors Service	Aa3 ("Excellent") with a negative outlook	Fourth highest of 21 rating levels
Standard & Poor's	A+ ("Strong") with a negative outlook	Fifth highest of 21 rating levels

        A.M. Best's ratings for insurance companies range from "A++" to "S". A.M. Best indicates that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have superior ability to meet ongoing obligations to policyholders. Fitch's ratings for insurance companies range from "AAA" to "C". Fitch "AA" ratings indicate very strong capacity to meet policyholder and contractholder obligations on a timely basis. Moody's Investors Service ratings for insurance companies range from "Aaa" to "C". Moody's Investors Service indicates that "Aa" ratings are assigned to those companies that have demonstrated excellent financial security. Standard & Poor's ratings for insurance companies range from "AAA" to "R". Standard & Poor's indicates that "A" ratings are assigned to those companies that have demonstrated strong financial security characteristics. In evaluating a company's financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves, the soundness of its risk management programs, the experience and competency of its management and other factors. A.M. Best, Fitch, and Standard & Poor's maintain a stable outlook on the U.S. life insurance sector; however, Standard & Poor's indicates it is 'cautious' on maintaining the stable outlook. Moody's has changed its outlook to negative. Regardless of their published outlook on the sector, these rating agencies note that current challenges for the industry are the result of sustained low interest rates, global sovereign uncertainty, equity market volatility, and lingering unemployment and fiscal tightening.

        We believe our strong ratings are an important factor in marketing our products to our distributors and customers, as ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency's opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and are not evaluations directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security, including our common stock. For more information on ratings, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Strength Rating and Credit Ratings."

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

        State insurance departments have broad administrative powers over the insurance business, including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admittance of assets to statutory surplus, policy form approval, unfair trade and claims practices regulation and other matters. State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for further details.

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

Banking Regulation

        Principal Bank, a wholly owned subsidiary, is a federal savings bank regulated by the Office of the Comptroller of the Currency. Principal Bank is also a member of the Federal Deposit Insurance Corporation ("FDIC") and subject to its regulations. In July 2011, we became subject to oversight from and examination by the Federal Reserve Board ("Federal Reserve") pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"). This oversight includes all entities within the PFG family. Due to our ownership of Principal Bank, we are classified under federal banking law as a savings and loan holding company ("SLHC"). The Federal Reserve has adopted a procedure for deregistration as a SLHC for companies seeking to avail themselves of an exemption included within the Dodd-Frank Act. We intend to submit an application to the Federal Reserve to deregister as a SLHC. For more information, see Item 1A. "Risk Factors — Changes in laws, regulations or accounting standards may reduce our profitability — Financial services regulatory reform may reduce our profitability, impact how we do business or limit our ability to engage in certain capital expenditures."

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

        We utilize an integrated risk management framework to help us identify, assess, monitor, report and manage our risks within established limits and risk tolerances. The framework delivers important perspective that is used in strategic and tactical decision making and is adaptable to changes in our businesses and in the external environments in which we operate. Our approach also requires a commitment to continuous improvement and periodic validation.

        Our governance structure includes Board of Director oversight, internal risk committees, a corporate risk area and embedded risk professionals in all of our business units and functional areas. Our Board of Directors, Audit Committee, Finance Committee, Human Resource Committee and Nominating and Governance Committee provide oversight no less frequently than quarterly addressing various aspects and assessments of our risk profile. Quarterly reports on risk topics and an annual enterprise-wide risk report are provided to the Board of Directors by the Chief Risk Officer.

        Our internal risk committees meet on a regular and frequent basis to discuss various issues and reflect on profile status. Each business unit and key functional area has its own risk committee that is responsible for oversight of all risks within the unit. Quite often, these committees include key corporate leaders. We are also deploying committees that provide oversight around a certain risk or group of related risks across the organization. This matrix approach helps us maintain comprehensive risk coverage and preserve an integrated view of risks. Two committees reside at the top of our internal risk committee hierarchy. The Corporate Strategic Working Group provides enterprise-wide oversight around our strategic risk profile and the Enterprise Risk Management Committee, comprised of members from corporate senior management, exercises enterprise-wide oversight around all other risk profiles.

        The business units and functional areas are responsible for identifying, assessing, monitoring, reporting and managing their own risks. Risk professionals embedded within each business unit help align risk management practice with the strategies of the unit as well as enterprise-wide objectives. The Chief Risk Officer and supporting staff are separate from the business units and provide objective oversight, framework enablement and aggregated risk analysis. Internal Audit provides independent assurance around effective risk management design and control execution.

        We have established risk tolerances from an overall corporate perspective, a business unit perspective, and for specific categories of risks. We monitor a variety of risk metrics on an ongoing basis and make any necessary adjustments to help us stay within our established risk tolerances. Potentially significant actions are considered in terms of the possible impact on our risk profile, including but not limited to the capital required, the impact on near term and long-term earnings and the ability to meet our targets with respect to return on equity, liquidity, debt/capital, cash coverage and operational risk. Quarterly risk reporting provides a feedback loop between the business units and the Chief Risk Officer and includes, among other things, emerging risk outlooks or incident reporting, if necessary. We have developed a Business Continuity Management Program that identifies critical business functions and includes plans for their protection and recovery in the event of a disaster or other business interruption.

        We regularly build upon our already strong risk management practices to incorporate updated modeling tools, processes and metrics, which we actively use to better understand and manage our business.

Employees

        As of December 31, 2012, we had 13,373 employees. None of our employees are subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

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

        We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate values, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates would increase unrealized losses in our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain segments of our life insurance and annuities businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain segments of our life insurance businesses, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset and liability duration mismatches.

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

        Our exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. A widening of credit spreads would increase unrealized losses in our investment portfolio, would increase losses associated with credit-based derivatives we have sold that do not qualify or have not been designated for hedge accounting where we assume credit exposure and, if issuer credit spreads increase as a result of fundamental credit deterioration, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes from market volatility, which could have a material adverse effect on our results of operations or financial condition. Continuing challenges include continued weakness in the U.S. residential and commercial real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, declines in inflation-adjusted investments and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could continue to have a material adverse effect on our results of operations, financial condition or cash flows through realized losses, impairments and changes in unrealized positions.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income.

  An increase in defaults or write-downs on our fixed maturities portfolio may reduce our profitability.

        We are subject to the risk that the issuers of the fixed maturities we own will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of December 31, 2012, our U.S. investment operations held $47.9 billion of fixed maturities, or 77% of total U.S. invested assets, of which approximately 7% were below investment grade, including $605.6 million, or 1.27% of our total fixed maturities which we classified as either "problem," "potential problem" or "restructured." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities."

        Our U.S. fixed maturities portfolio includes securities collateralized by residential and commercial mortgage loans. As of December 31, 2012, our U.S. investment operations held $4.4 billion of residential mortgage-backed securities, of which $3.3 billion are Government National Mortgage Association, Federal National Mortgage Association or Federal Home Loan Mortgage Corporation pass-through securities, and $3.9 billion of commercial mortgage-backed securities, which represent in combination 17% of our total fixed maturities portfolio. For residential mortgage-backed securities, prepayment speeds, changes in mortgage delinquency or recovery rates, credit rating changes by rating agencies, changes in property values underlying the loans and the quality of service provided by service providers on securities in our portfolios could lead to write-downs on these securities. For commercial mortgage-backed securities, changes in mortgage delinquency or default rates, interest rate movements, credit quality and vintage of the underlying loans, changes in property values underlying the loans and credit rating changes by rating agencies could result in write-downs of those securities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities."

        As of December 31, 2012, the international investment operations of our fully consolidated subsidiaries held $3.7 billion of fixed maturities, or 62%, of total international invested assets, of which 18% are government bonds. Some non-government bonds have been rated on the basis of the issuer's country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations." An increase in defaults on our fixed maturities portfolio could harm our financial strength and reduce our profitability.

  An increased rate of delinquency and defaults on our commercial mortgage loans, including balloon maturities with and without amortizing payments, may adversely affect our profitability.

        Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $10.2 billion, of which no loans were in the process of foreclosure, represented 15% of our total invested assets as of December 31, 2012. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

        As of December 31, 2012, approximately $8.3 billion, or 82%, of our commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with all or a meaningful portion of the loan amount due at the maturity of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with a fully amortizing loan structure. Since most of the principal is repaid at maturity, the amount of loss on a default is generally greater than fully amortizing commercial mortgage loans. An increase in defaults on balloon maturity loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

  Mark-to-market adjustments on certain equity method investments and trading securities may reduce our profitability or cause volatility in our reported earnings.

        Our investment portfolio includes certain equity method investments and trading securities that are reported at fair value on the consolidated statements of financial position, with changes in fair value reported in net investment income on the consolidated statements of operations. Mark-to-market adjustments on these investments may reduce our profitability or cause our net income to vary from period to period. We anticipate that acquisition and investment activities may increase the number and magnitude of these investments in the future.

  We may have difficulty selling our privately placed fixed maturities, commercial mortgage loans and real estate investments because they are less liquid than our publicly traded fixed maturities.

        We hold certain investments that may lack liquidity, such as privately placed fixed maturities, commercial mortgage loans and real estate investments. These asset classes represented approximately 39% of the value of our invested assets as of December 31, 2012.

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

        We use derivative instruments to hedge various risks we face in our businesses. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." We enter into a variety of derivative instruments, including interest rate swaps, interest rate collars, swaptions, interest rate futures, currency swaps, currency forwards, currency options, equity options, equity futures, credit default swaps and total return swaps, with a number of counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other investment funds and other institutions. For transactions where we are in-the-money, we are exposed to credit risk in the event of default of our counterparty. We establish collateral agreements with nominal thresholds for a large majority of our counterparties to limit our exposure. However, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. With regard to our derivative exposure, we have over-collateralization requirements on the portion of collateral we hold, based on the risk profile of the assets posted as collateral. We also have exposure to these financial institutions in the form of unsecured debt instruments and equity investments. Such losses or impairments to the carrying value of these assets may materially and adversely affect our business and results of operations.

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

        Commercial mortgage lending in the state of California accounted for 20%, or $2.0 billion, of our commercial mortgage loan portfolio as of December 31, 2012. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, such as earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California do not improve or continue to deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

Our valuation of fixed maturities, equity securities and derivatives may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

        Fixed maturities, equity securities and derivatives reported at fair value on our consolidated statements of financial position represented the majority of our total cash and invested assets. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy is based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability's classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.

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

        Excluding separate account assets as of December 31, 2012, 2%, 97% and 1% of our net assets and liabilities reported at fair value represented Level 1, Level 2 and Level 3, respectively. Our Level 1 assets and liabilities primarily include exchange traded equity securities, mutual funds and U.S. Treasury bonds. Our Level 2 assets and liabilities primarily include fixed maturities (including public and private bonds), equity securities, over-the-counter derivatives and other investments for which public quotations are not available but that are priced by third-party pricing services or internal models using substantially all observable inputs. Our Level 3 assets and liabilities include certain fixed maturities, private equity securities, commercial mortgage loan investments and obligations of consolidated variable interest entities for which the fair value option was elected, complex derivatives, embedded derivatives and an equity method real estate investment for which the fair value option was elected. Level 3 securities contain at least one significant unobservable market input and as a result considerable judgment may be used in determining the fair values. These fair values are generally obtained through the use of valuation models or methodologies using at least one significant unobservable input or broker quotes. Prices provided by independent pricing services or independent broker quotes that are used in the determination of fair value can vary for a particular security.

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

Any impairments of or valuation allowances against our deferred tax assets in the future could adversely affect our results of operations and financial condition.

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

        Fixed maturities that are classified as available-for-sale ("AFS") are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities are recognized as a component of equity and are, therefore, excluded from net income. Our U.S. investment operations held gross unrealized losses on fixed maturities of $0.8 billion pre-tax as of December 31, 2012, and the component of gross unrealized losses for securities trading down 20% or more for over six months was approximately $0.7 billion pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value is determined to be other than temporary (referred to as an other-than-temporary impairment). Realized losses or impairments may have a material adverse impact on our net income in a particular quarterly or annual period.

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

We may not be able to protect our intellectual property and may be subject to infringement claims.

        We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete.

        We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon such other party's intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could otherwise limit our ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed or misappropriated a third party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

        During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. For some of our products, such as GICs and funding agreements, we are unable to lower the rate we credit to customers in response to the lower return we will earn on our investments. In addition, it may be more difficult for us to maintain our desired spread between the investment income we earn and the interest we credit to our customers during periods of declining interest rates, thereby reducing our profitability. Interest rates are currently at historically low levels. Interest rates have remained low over a sustained period of time, putting additional pressure on our spreads. Primarily as a result of lower interest rates, we had an unlocking of DPAC and other actuarial balances in 2012 that decreased net income by $96.7 million and continued lower interest rates could potentially result in increases in reserves.

        For further discussion on interest rate risk management, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. generally accepted accounted principles ("U.S. GAAP") if our hedging or risk management strategies prove ineffective or insufficient.

        Certain of our variable annuity products include guaranteed minimum death benefits and/or guaranteed minimum withdrawal benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income. We use derivative instruments to mitigate changes in the liability exposure related to interest rate, equity market and volatility movements, and the volatility of net income associated with these liabilities. While we believe that these and other actions have mitigated the overall economic risks related to these benefits, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. The liability exposure and volatility of net income may also be influenced by changes in market credit spreads reflecting our own creditworthiness, for which we do not attempt to hedge. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases as implied volatilities increase and/or interest rates decrease, resulting in a reduction to net income.

If we are unable to attract and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted.

        Our continued success is largely dependent on our ability to attract and retain qualified employees. We face intense competition in attracting and retaining key employees, including investment, marketing, finance, legal, compliance and other professionals. If we are unable to attract and retain qualified employees, our results of operations and financial condition may be adversely impacted.

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

        Our international businesses are subject to comprehensive regulation and supervision from central and/or local governmental authorities in each country in which we operate. New interpretations of existing laws and regulations or the adoption of new laws and regulations may harm our international businesses and reduce our profitability in those businesses. For example, Mexican legislation requires that all employees contribute to a mandatory pension fund. When employees do not select a pension provider ("AFORE"), they are assigned to an AFORE by the Mexican regulator. Numerous AFOREs, including Principal AFORE, have been assigned such customers. The Mexican regulator re-assigns these customers based on various investment criteria. If, and to the extent, existing customers are reassigned, it would have a negative impact on our revenues and earnings.

        Our international businesses face political, legal, operational and other risks that we do not face in our operations in the U.S. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Some of our international businesses are, and are likely to continue to be, in emerging or potentially volatile markets. In addition, we rely on local staff, including local sales forces, in these countries where there is a risk that we may encounter labor problems with local staff, especially in countries where workers' associations and trade unions are strong. Some of our international businesses are joint ventures in which we hold a minority interest. In these joint ventures, we lack complete management and operational control over the operations, which may limit our ability to take action to protect or increase the value of our investment in the joint venture.

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

        For example, if mortality rates are higher than our pricing assumptions, we will be required to make greater claims payments on our life insurance policies than we had projected. However, this risk may be partially offset by our payout annuity business, where an increase in mortality rates will result in a decrease in benefit payments, and our use of third party reinsurance. Our results of operations may also be adversely impacted by an increase in morbidity rates.

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

The pattern of amortizing our DPAC and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of the DPAC and other actuarial balances and the timing of our net income.

        Amortization of the DPAC asset and other actuarial balances depends on the actual and expected profits generated by the lines of business that incurred the expenses. Expected profits are dependent on assumptions regarding a number of factors including investment returns, benefit payments, expenses, mortality and policy lapse. Due to the uncertainty associated with establishing these assumptions, we cannot, with precision, determine the exact pattern of profit emergence. As a result, amortization of these balances will vary from period-to-period. To the extent that actual experience emerges less favorably than expected, or our expectation for future profits decreases, the DPAC asset and other actuarial balances may be adjusted, reducing our profitability in the current period.

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

        We allocated assets to the Closed Block as of July 1, 1998, in an amount such that we expected their cash flows, together with anticipated revenues from the policies in the Closed Block, to be sufficient to support the Closed Block business, including payment of claims, certain direct expenses, charges and taxes and to provide for the continuation of aggregate dividend scales in accordance with the 1997 policy dividend scales if the experience underlying such scales continued, and to allow for appropriate adjustments in such scales if the experience changed. We bear the costs of administrative expenses associated with Closed Block policies and, accordingly, these costs were not funded as part of the assets allocated to the Closed Block. Any increase in such costs in the future will be borne by us. As of December 31, 2012, Closed Block assets and liabilities were $ 4,456.7 million and $ 5,118.1 million, respectively.

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

        We cede life and health insurance to other insurance companies through reinsurance. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies." However, we remain liable to the policyholder, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations, we will be forced to cover the claims on the reinsured policies. In addition, a reinsurer's insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

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

We face risks arising from the acquisition of Cuprum

  Our increased debt obligations as a result of the acquisition could have negative consequences.

        Our increased debt obligations could have negative consequences, including:

  •
  Making us more vulnerable to general adverse economic and industry conditions;

  •
  Requiring us to dedicate increased cash flow from operations to the payment of principal and interest on our debt, thereby reducing the funds we have available for other purposes;

  •
  Reducing our ability to execute on our strategy and reducing our flexibility in planning for or reacting to changes in our business and market conditions and

  •
  Limiting our access to capital markets such that additional capital may not be available or may only be available on unfavorable terms.

  We may not realize the expected benefits of the Cuprum acquisition.

        The success of the Cuprum acquisition will in part depend on our ability to successfully on-board and operate Cuprum in conjunction with our existing businesses and to manage the future growth of Cuprum. The process of assuming control of Cuprum may be complex, costly and time-consuming and could include the following potential difficulties among others:

  •
  Implementing our business plan for our complementary businesses;

  •
  Unanticipated issues in integrating logistics, information, communications and other systems;

  •
  Retaining key employees of Cuprum;

  •
  Changes in applicable laws and regulations or conditions imposed by regulators;

  •
  Operating risks inherent in Cuprum's business;

  •
  Retaining and growing Cuprum's customers and

  •
  Realizing revenue and expense synergies.

        In addition, we expect to continue to incur significant costs in connection with the Cuprum acquisition and the related operation of the Cuprum business. The Cuprum acquisition may also divert our or Cuprum's management's attention from other business concerns, which could have a negative effect on either our or Cuprum's business, results of operations or financial condition.

  The obligations and liabilities of Cuprum, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of Cuprum to us.

        Cuprum's obligations and liabilities, some of which may not have been disclosed to us or may not be reflected or reserved for in Cuprum's historical financial statements, may be greater than we have anticipated. The obligations and liabilities of Cuprum could have a material adverse effect on Cuprum's business or Cuprum's value to us or to our business, financial condition or results of operations. We have only limited indemnification from the Sellers under the Sales and Purchase Promise Agreement with respect to obligations or liabilities of Cuprum, whether known or unknown.

  The acquisition of Cuprum increases our exposure in Chile and our overall exposure to international operations.

        The growth and profitability of Cuprum depend on the level of economic activity in Chile. The Chilean economy is influenced, to varying degrees, by economic conditions in other emerging market countries, including China. Economic conditions in Chile and other emerging market countries could have an adverse effect on Cuprum's and our business, results of operations or financial condition. In addition, the acquisition of Cuprum will increase our overall exposure to risks related to international operations. See "— Our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses."

        There can be no assurance that the Chilean economy will continue to grow in the future or that future developments in or affecting the Chilean economy will not have a material adverse effect on Cuprum's business, results of operations or financial condition; nor can there be assurance that future developments in or affecting the Chilean economy will not impair our ability to proceed with our business plan or have a material adverse effect on us. Cuprum is also subject to comprehensive regulation and supervision from governmental authorities in Chile. New interpretations of existing laws and regulations or the adoption of new laws and regulations may harm Cuprum's business and reduce its profitability.

        The Cuprum acquisition will increase our exposure to fluctuations in Chilean currency exchange rates, which affects the translation of local operating results into our consolidated financial statements and could reduce our profitability. See "— Fluctuations in foreign currency exchange rates could reduce our profitability."

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

        State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities we have established for these potential assessments may not be adequate. In addition, regulators may change their interpretation or application of existing laws and regulations. Changes in laws or regulations or the interpretation thereof could significantly increase our compliance costs and adversely affect our profitability and financial strength.

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

        Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products. Taxes, if any, are payable on income attributable to a distribution under the contract for the year in which the distribution is made. The U.S. Congress has, from time to time, considered legislation that would reduce or eliminate the benefit of such deferral of taxation on the accretion of value within life insurance and nonqualified annuity contracts. Enactment of this legislation, including a simplified "flat tax" income structure with an exemption from taxation for investment income, could result in fewer sales of our insurance, annuity and investment products. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

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

        Our asset management and accumulation and life insurance businesses are subject to various levels of regulation under federal, state and foreign securities laws. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory or brokerage clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. The downturn in the financial markets and resulting market-wide losses have caused legislative and regulatory bodies to consider various changes to existing securities laws and the legal framework governing the financial industry. Changes to these laws or regulations — or the interpretation thereof — that restrict the conduct of our business could significantly increase our compliance costs and reduce our profitability.

  Financial services regulatory reform may reduce our profitability, impact how we do business or limit our ability to engage in certain capital expenditures.

        On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementation rules and regulations. The federal agencies were given significant discretion in drafting the implementation rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act will not be known for many months or years. In addition, the legislation mandates multiple studies and reports for Congress, which could result in additional legislative or regulatory action.

        In July 2011, we became subject to oversight from and examination by the Federal Reserve and, therefore, various banking, capital and liquidity requirements may apply to us, due to our wholly owned full-service banking subsidiary. Due to our ownership of our federal savings bank subsidiary, we are classified under federal banking law as a SLHC. The Federal Reserve has adopted a procedure for deregistration as a SLHC for companies seeking to avail themselves of an exemption included with the Dodd-Frank Act. We intend to submit an application to the Federal Reserve to deregister as a SLHC. For our application to be successful, our federal savings bank will need to agree to limit its activities to only those permitted for a limited purpose trust institution. Deregistration from SLHC status will exempt us from capital requirements the Federal Reserve promulgates for SLHCs. There can be no assurance our application will be successful. We anticipate this process will take approximately one year.

        Nonetheless, even if we are successful in deregistering as a SLHC, it is possible (although we currently believe unlikely) that we could be designated as a "Nonbank Systemically Important Financial Institution" by the Financial Stability Oversight Council ("FSOC"). Being so designated would subject us to enhanced oversight and prudential standards by the Federal Reserve, beyond those applicable to our competitors not so designated.

        As to derivative activities, while the initial regulations indicate that we will not fall within the definition of a "Major Swap Participant" ("MSP"), it is possible that changes in the final rules could alter this interpretation. Designation as an MSP will result in more oversight of derivative transactions under the separate jurisdictions of the SEC and the Commodities Futures Trading Commission. This includes swaps traded through either regulated exchanges or approved clearinghouses, and requires additional collateral to support derivatives transactions.

        The changes resulting from the Dodd-Frank Act and the yet to be finalized implementation rules and regulations, as well as discretionary actions by the Federal Reserve and FSOC, may increase our compliance costs, lower the profitability of our business activities, require changes to certain of our business practices or otherwise adversely affect our business.

  Changes in accounting standards may negatively impact our reported profitability and financial ratios.

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

        The NAIC has amended AG38 in an effort to create more clarity around reserving practices for certain policies that are accounted for under this guideline. The effects of the changes to AG38 are two-fold:

  •
  Reserves for certain inforce policies will be subject to additional statutory reserve minimums effective for the December 31, 2012, reporting period and

  •
  Reserves for businesses sold after January 1, 2013, will be subject to a higher statutory reserve basis.

        We have implemented reinsurance and capital management actions to mitigate the capital impact of Regulation XXX and AG38 on our term and universal life insurance business. We cannot provide assurance that we will be able to continue to implement these actions for reinsuring future increases in redundant term and universal life insurance reserves. If we are unable to mitigate the impact of Regulation XXX and AG38 on these products, additional capital will be required to support those products, and we may be required to increase prices and/or reduce sales of our term and universal life insurance products. Even if we are able to continue utilizing these mitigating actions of reinsurance and related activity, our results could be negatively impacted due to costs related to additional amounts of reinsurance needed.

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

Loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses.

        We rely on services and products provided by many vendors in the United States and abroad. These include, for example, vendors of computer hardware and software and vendors of services. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect personal information of our customers or employees, we may suffer operational impairments, reputational damage and financial losses.

Results of litigation and regulatory investigations may affect our financial strength or reduce our profitability.

        We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services; life, health and disability insurance; and our investment activities.

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

        These factors may affect our financial strength or reduce our profitability. For further discussion on litigation and regulatory investigation risk, see Item 3. "Legal Proceedings," Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" under the caption, "Litigation and Regulatory Contingencies" and Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes."

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

  •
  impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings and

  •
  require the approval of at least 75% of the voting power our outstanding common stock for the amendment of our by-laws and provisions of our certificate of incorporation governing:

  •
  the classified board,

  •
  the director's discretion in determining what he or she reasonably believes to be in the best interests of Principal Financial Group, Inc.,

  •
  the liability of directors,

  •
  the removal of directors by shareholders,

  •
  the prohibition on stockholder actions by written consent and

  •
  the supermajority voting requirements.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2012, we own 27 properties in our home office complex in Des Moines, Iowa, and in various other locations. Of these 27 properties, 12 are office buildings, 1 is a warehouse facility, 11 are parking lots and ramps,

1 is a park/green space, 1 is a childcare center and 1 is a power generation plant. Of the office and warehouse space, we occupy approximately 93% of the 3.0 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants or is occupied by the property management company servicing these properties. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

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

        Timothy M. Dunbar, 55, has been Senior Vice President of the Company and Principal Life since 2011, and Chief Investment Officer of the Company and Principal Life since January 1, 2013. Prior to that date, Mr. Dunbar was in charge of Strategy and Finance for the Company and Principal Life in 2011 and 2012, overseeing the business management and strategic direction of the capital markets, corporate strategy and corporate treasury areas. He retains his responsibility for capital markets. Mr. Dunbar previously served as the executive director and head of equities for Principal Global Investors from 2004 until 2011.

        Gregory B. Elming, 52, has been Senior Vice President and Chief Risk Officer of the Company and Principal Life since March 2011. Prior to that time, he was Senior Vice President and Controller of the Company and Principal Life since 2007 and Vice President and Controller of the Company and Principal Life since 2002.

        Daniel J. Houston, 51, who heads the Retirement and Investor Services and U.S. Insurance Solutions segments of our operations, was named President, Retirement, Insurance and Financial Services of the Company and Principal Life on January 1, 2010. He was President, Retirement and Investor Services of the Company and Principal Life from February 2008 until January 2010, and was Executive Vice President, Retirement and Investor Services of the Company and Principal Life from June 2006 to February 2008.

        Terrance J. Lillis, 60, has been Senior Vice President and Chief Financial Officer of the Company and Principal Life since August 2008 and Senior Vice President of the Company and Principal Life since May 2008. Prior to that time, he was Chief Financial Officer — Retirement and Investor Services division of Principal Life since December 2001.

        James P. McCaughan, 59, who heads the Principal Global Investors segment of our operations, has been President, Principal Global Investors of the Company and Principal Life since December 2003. Prior to that time, he served as Executive Vice President and global head of asset management for the Company and Principal Life since April 2002. From 2000 to 2002, he was Chief Executive Officer of the Americas division of Credit Suisse Asset Management in New York, New York.

        Mary A. O'Keefe, 56, who heads Corporate Relations, has been Senior Vice President and Chief Marketing Officer of the Company and Principal Life since February 2005, Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since January 1998.

        Gary P. Scholten, 55, has been Senior Vice President and Chief Information Officer of the Company and Principal Life since November 2002. From 1998 to 2002, he was Vice President of retail information services of Principal Life.

        Karen E. Shaff, 58, has been Executive Vice President and General Counsel of the Company and Principal Life since February 2004. Prior thereto, she was Senior Vice President and General Counsel of the Company since April 2001, and Senior Vice President and General Counsel of Principal Life since January 2000.

        Luis Valdes, 55, who has been the head of the Principal International segment of our operations since March 2012, has been President, Principal International of the Company and Principal Life since March 2011. Prior to his current position, he has been Senior Vice President and President — PFG Latin America of the Company and Principal Life since March 2010, and was Vice President — Principal International of Principal Life from 2000 until March 2010.

        Larry D. Zimpleman, 61, has been a Director of the Company and Principal Life since 2006. He has been Chairman, President and Chief Executive Officer of the Company and Principal Life since May 2009 and was President and Chief Executive Officer of the Company and Principal Life from May 2008 to May 2009. Prior thereto, he was President and Chief Operating Officer of the Company and Principal Life from 2006 to May 2008. He was President, Retirement and Investor Services of the Company and Principal Life from December 2003 through May 2006. Mr. Zimpleman served as chairman of the board and a director of the Principal Funds from December 2001 to December 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 6, 2013, there were 384,486 stockholders of record of our common stock.

        The following table presents the high and low prices for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends
2012
First quarter	$29.84	$24.21	$0.18
Second quarter	$29.96	$23.09	$0.18
Third quarter	$29.20	$24.26	$0.21
Fourth quarter	$28.71	$25.83	$0.21
2011
First quarter	$34.70	$30.28	$—
Second quarter	$35.00	$27.81	$—
Third quarter	$31.00	$21.55	$—
Fourth quarter	$28.76	$20.48	$0.70

        We changed to paying dividends quarterly on our common stock in 2012. Previously, we paid our common stock dividends annually. Future dividend decisions will be based on and affected by a number of factors, including our results and financial requirements and the impact of regulatory restrictions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay dividends.

        The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (in millions) (2)
January 1, 2012 - January 31, 2012	675	$26.21	—	$—
February 1, 2012 - February 29, 2012	285,323	$27.84	—	$100.0
March 1, 2012 - March 31, 2012	2,048,998	$27.43	1,823,735	$50.0
April 1, 2012 - April 30, 2012	1,053,173	$28.41	1,043,764	$20.4
May 1, 2012 - May 31, 2012	1,313,839	$25.69	1,302,493	$186.9
June 1, 2012 - June 30, 2012	3,081,269	$24.46	3,080,200	$111.5
July 1, 2012 - July 31, 2012	1,456,391	$25.64	1,456,101	$74.2
August 1, 2012 - August 31, 2012	1,244,834	$25.81	1,242,700	$42.1
September 1, 2012 - September 30, 2012	—	$—	—	$42.1
October 1, 2012 - October 31, 2012	—	$—	—	$42.1
November 1, 2012 - November 30, 2012	—	$—	—	$42.1
December 1, 2012 - December 31, 2012	513	$27.85	—	$42.1

Total	10,485,015		9,948,993

(1)
Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of a publicly announced program.

(2)
During February 2012, our Board of Directors authorized a share repurchase program of up to $100.0 million of outstanding common stock. This program was completed in May 2012. Our Board of Directors authorized a share repurchase program in May 2012 of up to $200.0 million of outstanding common stock.

Item 6.   Selected Financial Data

        The following table sets forth certain selected historical consolidated financial information. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for each of the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for the years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as "Other Supplemental Data") has been prepared in accordance with U.S. GAAP.

        In order to fully understand our consolidated financial information, please also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the notes to the financial statements included in this Form 10-K. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

	As of or for the year ended December 31,
	2012 (1)	2011 (1)	2010 (1)	2009 (1)	2008 (1)
	($ in millions, except per share data and as noted)
Income Statement Data:
Revenue:
Premiums and other considerations	$3,219.4	$2,891.0	$3,555.5	$3,750.6	$4,209.2
Fees and other revenues	2,626.7	2,526.7	2,337.1	2,103.7	2,427.5
Net investment income	3,254.9	3,375.3	3,495.8	3,400.1	3,992.7
Net realized capital gains (losses)	114.1	(122.3)	(190.2)	(398.3)	(694.1)

Total revenues	$9,215.1	$8,670.7	$9,198.2	$8,856.1	$9,935.3

Income from continuing operations, net of related income taxes	$824.7	$688.9	$680.8	$579.5	$436.6
Net income	$824.7	$688.9	$680.8	$579.5	$436.6
Earnings per Share Data:
Income from continuing operations, net of related income taxes, per share:
Basic	$2.60	$1.97	$1.97	$1.76	$1.53
Diluted	$2.57	$1.95	$1.95	$1.75	$1.52
Net income per share:
Basic	$2.60	$1.97	$1.97	$1.76	$1.53
Diluted	$2.57	$1.95	$1.95	$1.75	$1.52
Cash dividends per common share	$0.78	$0.70	$0.55	$0.50	$0.45
Balance Sheet Data:
Total assets	$161,926.5	$147,361.7	$144,673.0	$137,129.7	$127,565.2
Long-term debt	$2,671.3	$1,564.8	$1,583.7	$1,584.6	$1,290.5
Series A preferred stock	$—	$—	$—	$—	$—
Series B preferred stock	0.1	0.1	0.1	0.1	0.1
Total stockholders' equity	9,773.2	9,371.7	9,306.4	7,420.0	1,962.6
Other Supplemental Data:
AUM ($ in billions)	$403.0	$335.0	$318.8	$284.7	$247.0

(1)
For a discussion of items materially affecting the comparability of 2012, 2011 and 2010, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations." Prior periods reflect the retrospective application of accounting changes. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies" under the caption, "Accounting Changes" for further information about the accounting changes.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses our financial condition as of December 31, 2012, compared with December 31, 2011, and our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

Overview

        We provide financial products and services through the following reportable segments:

  •
  Retirement and Investor Services is organized into the Accumulation business, which includes full service accumulation, Principal Funds (our mutual fund business), individual annuities and bank and trust services; and the Guaranteed business, which includes investment only and full service payout. We offer a comprehensive portfolio of asset accumulation products and services for retirement savings and investment:

  •
  To businesses of all sizes with a concentration on small and medium-sized businesses, we offer products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans and ESOP consulting services. For more basic investment needs, we offer SIMPLE IRA and payroll deduction plans;

  •
  To large institutional clients, we also offer investment-only products, including GICs and funding agreements and

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

Economic Factors and Trends

        In 2012, positive net customer cash flows and market performance led to increases in our Retirement and Investor Services segment's account values and our Principal Global Investors segment's AUM. Since account values and AUM are the base by which these businesses generate revenues, the increase in account values and AUM has contributed to the overall improvement of our profits.

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

        The U.S. Insurance Solutions segment has been impacted by lower interest rates for the past few years as well as decreases in our long term interest rate assumptions. The current low interest rate environment has caused spread compression, whereas the decrease in long term interest rate assumptions has led to higher reserves and lower profit margins in both divisions. In addition, we experienced a slowdown in the growth of group products between 2009 and 2010 relative to prior years due to a combination of lower sales, higher lapses, reduced growth in salaries and reductions in covered lives of our existing group customers as a result of economic pressure. Since 2011, we have seen signs of recovery through higher sales, slight inforce membership growth and improved retention.

Profitability

        Our profitability depends in large part upon our:

  •
  amount of AUM;

  •
  spreads we earn that result from the difference between what we earn and what we credit to policyholders;

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

Critical Accounting Policies and Estimates

        The increasing complexity of the business environment and applicable authoritative accounting guidance requires us to closely monitor our accounting policies. Our significant accounting policies are described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies." We have identified critical accounting policies that are complex and require significant judgment and estimates about matters that are inherently uncertain. A summary of our critical accounting policies is intended to enhance the reader's ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates and changes in guidance. The identification, selection and disclosure of critical accounting estimates and policies have been discussed with the Audit Committee of the Board of Directors.

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

        A rate increase based on the combined movement of interest rates and credit spreads of 100 basis points would produce a total value of approximately $41.8 billion, as compared to the recorded amount of $43.9 billion related to our fixed maturity, available-for-sale assets held by the Principal Life general account as of December 31, 2012.

        We had a $1,529.6 million increase in net unrealized gains within the U.S. fixed maturities, available-for-sale portfolio for the year ended December 31, 2012, of which an approximate $0.2 billion net unrealized gain can be attributed to an approximate 7 basis points decrease in interest rates in addition to other market factors that increased unrealized gains. We had a $741.5 million increase in net unrealized gains for the year ended December 31, 2011, of which an approximate $2.2 billion net unrealized gain can be attributed to an approximate 98 basis points decrease in interest rates offset in part by net unrealized losses related to other market factors, primarily from widening of credit spreads.

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

        There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security until it recovers in value. Any of these situations could result in a charge to net income in a future period. At December 31, 2012, we had $4,996.9 million in available-for-sale fixed maturities with gross unrealized losses totaling $871.1 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads. Net income would be reduced by approximately $871.1 million, on a pre-tax basis, if all the securities in an unrealized loss position were deemed to be other than temporarily impaired and our intent was to sell all such securities.

        Mortgage Loans.    Mortgage loans consist primarily of commercial mortgage loans. At December 31, 2012, the carrying value of our commercial mortgage loans was $10,183.3 million. Commercial mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

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

        We have a large experienced commercial real estate staff centrally located in Des Moines, which includes commercial mortgage underwriters, loan closers, loan servicers, engineers, appraisers, credit analysts, research staff, legal staff, information technology personnel and portfolio managers. Experienced commercial real estate senior management adheres to a disciplined process in reviewing all transactions for approval on a consistent basis. The typical commercial mortgage loan for us averages in the mid 48% percent loan-to-value range at origination with a net operating income coverage ratio of 3.2 times the annual debt service and is internally rated A+ on a bond equivalent basis. Based on the most recent analysis, our commercial mortgage loan portfolio, excluding mortgage loans held in our Principal Global Investors segment, has an overall loan-to-value ratio of 54% with a 2.2 times debt service coverage. The large equity cushion and strong debt service coverage in our commercial mortgage investments will help insulate us from stress during times of weak commercial real estate fundamentals.

Derivatives

        We primarily use derivatives to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. The fair values of over-the-counter derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis, 92% of our over-the-counter derivative assets and liabilities are valued using pricing valuation models, while the remaining 8% are valued using broker quotes. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices, and volatility, as well as other contributing factors.

        We also issue certain annuity contracts and other insurance contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion. We include our assumption for own non-performance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $10.7 million, net of DPAC and income taxes, based on December 31, 2012, reported amounts. The use of risk margins for the valuation of embedded derivatives increases the fair value of the embedded derivative liabilities.

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

        Amortization Based on Estimated Gross Profits.    DPAC for universal life-type insurance contracts, participating life insurance policies and certain investment contracts are amortized over the expected lifetime of the policies in relation to estimated gross profits ("EGPs"). In addition to DPAC, the following actuarial balances are also amortized in relation to EGPs.

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

        Amortization Based on Premium-Paying Period.    DPAC of non-participating term life insurance and individual disability policies are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless a loss recognition event occurs. As of December 31, 2012, these policies accounted for 15% of our total DPAC balance.

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

        Sensitivities.    As of December 31, 2012, the net balance of DPAC and related actuarial balances, excluding balances affected by changes in other comprehensive income, was a $2,354.9 million asset. We perform sensitivity analyses to assess the impact that certain assumptions have on our DPAC and related actuarial balances. The following table shows the estimated immediate impact of various assumption changes on our DPAC and related actuarial balances.

Estimated impact to net income (1)
(in millions)
Reducing the future equity return assumption by 1%	$(8)
Reducing the long-term general account net investment returns assumption by 0.5% (2)	(60)
A one-time, 10% drop in equity market values	(14)

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

        We perform a two-step test in our evaluation of the carrying value of goodwill. In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value is greater than the carrying value, then the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required. If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required. In Step 2, the reporting unit's goodwill implied fair value is determined. The reporting unit's fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test. If the implied fair value of the reporting unit's goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value.

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

        We did not recognize a material impairment in our 2012 consolidated statement of operations. Investment management contracts acquired in our 2006 purchase of WM Advisors, Inc. are considered an indefinite lived intangible and are the most material intangible asset included in our 2012 consolidated statement of financial position with a carrying value of $608.0 million. Positive net cash flows and expected future flows combined with significantly lower than expected expenses more than offset lower than expected market returns on the underlying assets acquired. As a result, the fair value of this intangible asset as of December 31, 2012, was in excess of its carrying value. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $543.4 million and $927.2 million, respectively, as of December 31, 2012. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers. Additional information about impairments is described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2, Goodwill and Other Intangible Assets."

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

        The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. Our assumed discount rate for the 2012 year-end was 4.00%. Typically a 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation and the Net Periodic Pension Cost ("NPPC") by approximately $99.3 million and $13.6 million, respectively. Typically a 0.25% decrease in the discount rate would increase the other postretirement benefits Accumulated Postretirement Benefit Obligation by approximately $3.6 million and would have a nominal impact on the Net Periodic Benefit Cost ("NPBC"). Typically a 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with those noted above.

        The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy and the tax structure of the trusts. For the 2012 NPPC and 2012 NPBC, an 8.00% and 7.30% weighted average long-term rate of return was used, respectively. For the 2013 NPPC and 2013 NPBC, a 7.50% and 5.62% weighted average long-term rate of return assumption, respectively, will be used. Typically a 0.25% decrease in the assumed long-term rate of return would increase the NPPC by approximately $4.2 million and the NPBC by approximately $1.3 million. Typically a 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2012.

        The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation. Actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees, which is approximately 7 years for pension costs and approximately 11 years for other postretirement benefit costs. Prior service costs are amortized on a weighted average basis over approximately 2 years for pension and 3 years for other postretirement benefit costs. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits" for further discussion.

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

        We had $334.6 million and $263.2 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2012 and 2011, respectively. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

Transactions Affecting Comparability of Results of Operations

Acquisitions

        We entered into acquisition agreements for the following businesses, among others, during the past three years.

        First Dental Health.    On November 1, 2012, we finalized the purchase of our 100% interest in First Dental Health, a California based independent dental preferred provider organization. First Dental Health is consolidated within the U.S. Insurance Solutions segment.

        AFP Cuprum S.A.    On October 8, 2012, we announced the signing of a definitive agreement to acquire Cuprum, a premier pension manager in Chile. The agreement required Empresas Penta S.A. and Inversiones Banpenta Limitada to sell their 63% ownership in Cuprum pursuant to a public tender offer that also included the remaining 37% of publicly traded shares. The transaction closed February 4, 2013, resulting in an approximately 90% ownership stake in Cuprum for a purchase price of approximately $1.4 billion. Cuprum will be consolidated within the Principal International segment.

        Claritas Administração de Recursos Ltda./Claritas Investments, Ltd.    On April 2, 2012, we finalized the purchase of a 60% indirect ownership in Claritas, a leading Brazilian mutual fund and asset management company. The Sao Paulo-based company manages equity funds, balanced funds, managed accounts and other strategies for affluent clients and institutions through its multi-channel distribution network. Claritas had $1.8 billion in AUM at the time of acquisition and is consolidated within the Principal International segment.

        Origin Asset Management LLP.    On October 3, 2011, we finalized the purchase of a 74% interest in Origin Asset Management LLP ("Origin"), a global equity specialist based in London. The initial payment was $63.6 million. Origin had $2.6 billion in AUM in global and international equities at the time of the acquisition and is consolidated within the Principal Global Investors segment.

        HSBC AFORE, S.A. de C.V.    On August 8, 2011, we finalized the purchase of our 100% interest in HSBC AFORE, S.A. de C.V. ("HSBC AFORE"), a Mexican pension business, from HSBC Bank for $206.1 million. In addition, we have established a distribution arrangement with HSBC Bank for the distribution of Principal AFORE's products through HSBC Bank's extensive network in Mexico. HSBC AFORE was merged into our Principal AFORE pension company, which is consolidated within the Principal International segment.

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

Other

        Actuarial Assumption Updates.    During the third quarter of 2012, we reviewed and updated assumptions that are inputs to the models for DPAC and other actuarial balances. We also reviewed our actuarial models and made improvements as necessary. As a result of these actions, we had an unlocking of DPAC and other actuarial balances that decreased total company net income by $96.7 million for the year ended December 31, 2012.

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

        In addition to the interest rate assumption update, we updated other assumptions and made model refinements that resulted in a net negative unlocking and a $24.4 million decrease to operating earnings in total for the Retirement and Investor Services, Principal International and U.S. Insurance Solutions segments for the year ended December 31, 2012.

        Within our individual life insurance business, we have an integrated actuarial model that impacts several line items within our income statement. Operating earnings for the individual life insurance business was negatively impacted $62.9 million for the year ended December 31, 2012. The impact on the income statement line items was as follows — fee revenues increased $13.5 million; benefits, claims and settlement expenses increased $67.2 million; and operating expenses increased $43.0 million.

        Catalyst Health Solutions, Inc.    In July 2012, Catalyst Health Solutions, Inc. merged with a wholly owned subsidiary of SXC Health Solutions Corp. As a result of the merger, we realized an after-tax gain. We subsequently contributed appreciated stock of the ultimate surviving corporation (now known as Catamaran Corp.) to The Principal Financial Group Foundation, Inc. and sold our remaining interest in Catamaran Corp., resulting in a total after-tax net realized capital gain of $141.2 million.

        Individual Life Insurance Amortization.    During the first quarter of 2012, our individual life insurance business changed its basis for amortizing DPAC and other actuarial balances on a portion of our universal life insurance products. The actuarial balances for these products are now amortized based on estimated gross revenues instead of EGPs. In addition to impacting comparability of changes in actuarial balances between 2011 and 2012, this change required an unlocking of the actuarial balances to reflect the pattern of estimated gross revenues, which resulted in volatility within certain income statement line items in the first quarter of 2012. Specifically, fee revenues decreased $46.6 million; benefits, claims and settlement expenses increased $87.9 million; and operating expenses decreased $139.6 million. However, on a net basis the impact was a net gain of $3.3 million after-tax, which is not material.

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

        Individual Life Interest Rate Assumption Change.    During the fourth quarter of 2010, we lowered our long term interest rate assumption, which negatively impacted operating earnings by $6.8 million. Fee revenues increased $7.4 million; benefits, claims and settlement expenses decreased $4.6 million and operating expenses increased $22.5 million.

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

        With the exception of corporate overhead, amounts related to our group medical insurance business previously included in segment operating earnings have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. The operating revenues associated with our exited group medical insurance business were $25.0 million, $606.3 million and $ 1,403.9 million for the year ended December 31, 2012, 2011 and 2010, respectively. The other after-tax adjustments associated with the after-tax earnings (loss) of our exited group medical insurance business were $(9.6) million, $50.9 and $24.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment operating earnings were negatively impacted by $16.6 million for the year ended December 31, 2012, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

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

Employee and Agent Benefits Expense

        The 2012 annual defined benefit pension expense for substantially all of our employees and certain agents was $122.3 million pre-tax, which was a $29.5 million increase from the 2011 pre-tax pension expense of $92.8 million. This increase is due primarily to a decline in the discount rate from 5.65% for 2011 to 5.15% for 2012. The expected long-term return on plan assets used to develop the 2012 expense remained at the same 8.00% as for 2011.

        The 2013 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $143.3 million pre-tax, which is a $21.0 million increase from the 2012 pre-tax pension expense of $122.3 million. This increase is due primarily to a decrease in the discount rate from 5.15% for 2012 to 4.00% for 2013. Also, the expected long-term return on plan assets used to develop the 2013 expense decreased to 7.50%.

        The 2012 annual other postemployment benefit ("OPEB") plan expense (income) for employees and certain agents was $(55.2) million pre-tax, which is a $2.8 million difference from the 2011 pre-tax OPEB income of $(58.0) million. The weighted average expected long-term return on plan assets used to develop the expense (income) in 2012 was 7.30% which was based on the weighted average expected long-term asset returns for the medical, life and long-term care plan. The expected long-term rates for the medical, life and long-term care plans were 7.25%, 7.75%, and 5.85%, respectively. The discount rate used to develop the 2012 expense (income) was 5.15%.

        The 2013 annual OPEB plan expense (income) for employees and certain agents is expected to be $(47.0) million pre-tax, which is an $8.2 million difference from the 2012 pre-tax OPEB income of $(55.2) million. The weighted average expected long-term return on plan assets used to develop the expense (income) in 2013 was 5.62% which was based on weighted average expected long-term asset returns for the medical, life and long-term care plan. The expected long-term rates for the medical, life and long-term care plans were 5.40%, 7.75% and 5.85%, respectively. The expected rate of return for the medical plans was reduced to 5.40% to reflect the after-tax return on the plan assets resulting from the decision to have taxes paid by the trust instead of PLIC. The discount rate used to develop the 2013 expense (income) decreased to 4.00%, down from the 5.15% discount rate used in 2012.

Healthcare Reform

        During the first quarter of 2010, federal legislation was enacted that reformed the healthcare system. Among many changes, the newly enacted healthcare legislation eliminates the tax deductibility of retiree prescription drug expenses incurred after 2012, up to the Medicare Part D subsidy amount, which had been allowed to encourage employers to offer retiree drug coverage. We recognized $7.8 million negative impact of net income for the year ended December 31, 2010, associated with the release of the portion of our deferred tax asset on accrued retiree prescription drug expenses related to our employees that will no longer be tax-deductible after December 31, 2012.

Impact of Low Interest Rate Environment

        The exposure from the low interest rates is reflected in a reduction in the spreads between the investment income we earn and the interest we credit to our customers. Some of our products, primarily our fixed deferred annuity, general account group annuity and universal life insurance products, include guaranteed minimum interest rates. During periods of low or declining interest rates, borrowers may prepay or redeem mortgages and fixed maturities that are invested to support our product obligations, which would force us to reinvest the proceeds at lower interest rates. The resulting lower net investment income may make it more difficult for us to maintain our desired spread and thereby reduce our profitability. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk," for a presentation of the differences between the interest rates being credited to contractholders and the respective guaranteed minimum interest rates.

        Some of our universal life insurance contracts contain secondary guarantees, which keep the contract in force, even if the contractholder's account balance is insufficient to cover all of the contract charges, provided that the contractholder has continually paid a specified minimum premium. It is possible that more of these secondary guarantees could be triggered, possibly increasing our policyholder obligation and thereby reducing our profitability.

        Declining or low interest rates could impact the discount rate assumption used for the purposes of valuing reserves and our pension and other postretirement benefit obligations. A decrease in the discount rate could result in higher reserves as well as lower margins and an increase in the annual pension and other postretirement benefit expense.

        Our expectation of estimated gross profits is an important consideration in determining the amortization of DPAC and other actuarial balances. To the extent a low interest rate environment impacts our assumptions regarding future EGPs, an unlocking of DPAC and other actuarial balances could occur, decreasing net income.

        Lastly, lower net investment income could result in the establishment of a premium deficiency reserve for certain of our insurance products.

        We anticipate that a sustained low interest rate environment would reduce the growth in net income.

Recent Accounting Changes

        For recent accounting changes, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies" under the captions, "Accounting Changes" and "Recent Accounting Pronouncements."

Results of Operations

        The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
	(in millions)
Revenues:
Premiums and other considerations	$3,219.4	$2,891.0	$3,555.5	$328.4	$(664.5)
Fees and other revenues	2,626.7	2,526.7	2,337.1	100.0	189.6
Net investment income	3,254.9	3,375.3	3,495.8	(120.4)	(120.5)
Net realized capital gains, excluding impairment losses on available-for-sale securities	232.7	75.0	50.0	157.7	25.0
Total other-than-temporary impairment losses on available-for-sale securities	(135.9)	(147.6)	(296.3)	11.7	148.7
Other-than-temporary impairment losses on fixed maturities available-for-sale reclassified to (from) other comprehensive income	17.3	(49.7)	56.1	67.0	(105.8)

Net impairment losses on available-for-sale securities	(118.6)	(197.3)	(240.2)	78.7	42.9

Net realized capital gains (losses)	114.1	(122.3)	(190.2)	236.4	67.9

Total revenues	9,215.1	8,670.7	9,198.2	544.4	(527.5)
Expenses:
Benefits, claims and settlement expenses	5,123.9	4,616.6	5,204.3	507.3	(587.7)
Dividends to policyholders	197.7	210.2	219.9	(12.5)	(9.7)
Operating expenses	2,934.1	2,950.8	2,988.3	(16.7)	(37.5)

Total expenses	8,255.7	7,777.6	8,412.5	478.1	(634.9)

Income before taxes	959.4	893.1	785.7	66.3	107.4
Income taxes	134.7	204.2	104.9	(69.5)	99.3

Net income	824.7	688.9	680.8	135.8	8.1
Net income attributable to noncontrolling interest	18.8	36.2	17.9	(17.4)	18.3

Net income attributable to Principal Financial Group, Inc.	805.9	652.7	662.9	153.2	(10.2)
Preferred stock dividends	33.0	33.0	33.0	—	—

Net income available to common stockholders	$772.9	$619.7	$629.9	$153.2	$(10.2)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

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

  Total Revenues

        Premiums increased $772.2 million for the Retirement and Investor Services segment primarily due to an increase in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period. Partially offsetting this increase was a $509.2 million decrease for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business.

        Fee revenues increased $93.3 million for our Retirement and Investor Services segment primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance in 2012 and strong net cash flow from customers. Fee revenues also increased $48.4 million for our Principal International segment primarily due to higher investment management fees driven by higher average AUM in Mexico and the Claritas acquisition in Brazil. In addition, fees increased $44.6 million for our Principal Global Investors segment primarily due to higher fee revenues as a result of increased AUM. Partially offsetting these increases was an $86.3 million decrease in fee revenues for the Corporate segment primarily due to a reduction in average fee-for-service members in our exited group medical insurance business.

        Net investment income decreased due to lower investment yields on our invested assets and cash in our U.S. operations, and lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and the weakening of the Latin American currencies against the U.S. dollar. These decreases were partially offset by an increase in average invested assets and cash. For additional information, see "Investments — Investment Results."

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

  Total Expenses

        Benefits, claims and settlement expenses increased $695.8 million for the Retirement and Investor Services segment primarily due to an increase in change in reserves resulting from an increase in sales of single premium group annuities with life contingencies. Benefits, claims and settlement expenses also increased $210.4 million for the U.S. Insurance Solutions segment primarily due to the change in amortization basis, unlocking associated with a change in our long-term interest rate assumptions and model refinements in the third quarter of 2012 and growth in our individual life insurance business. Partially offsetting these increases was a $384.4 million decrease in benefits, claims and settlement expenses for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business.

  Income Taxes

        The effective income tax rates were 14% and 23% for the years ended December 31, 2012 and 2011, respectively. The effective income tax rate for the year ended December 31, 2012 was lower than the U.S. corporate income tax rate of 35% ("U.S. statutory rate") primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and the interest exclusion from taxable income. The effective income tax rate for the year ended December 31, 2011, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and the interest exclusion from taxable income, which were partially offset by the impact of a court ruling on some uncertain tax positions. The effective income tax rate decreased to 14% from 23% for the years ended December 31, 2012 and 2011, respectively, primarily due to the impact of a 2011 court ruling on some uncertain tax positions.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

  Net Income Available to Common Stockholders

        Net income available to common stockholders decreased primarily due to the negative impact of a court ruling on some uncertain tax positions in 2011. This decrease to net income available to common stockholders was partially offset by higher earnings in our Retirement and Investor Services, Principal International and Principal Global Investors segments.

  Total Revenues

        Premiums decreased $770.3 million for the Corporate segment primarily due to a reduction in average covered medical members in our exited group medical insurance business.

        Fees increased $72.4 million for our U.S. Insurance Solutions segment primarily due to growth in the universal life and variable universal life lines of business. Fees also increased $72.3 million for our Retirement and Investor Services segment primarily due to higher fees stemming from an increase in average account values, which resulted from general positive equity market performance in 2011. In addition, fees increased $64.0 million for our Principal Global Investors segment primarily due to higher fee revenues driven by an increase in average AUM as well as increased performance fees in our equity business and higher borrower fees from our real estate business.

        Net investment income decreased due to lower investment yields and a decrease in average invested assets and cash, excluding the fair value adjustment associated with fixed maturities and equity securities, primarily due to our decision to scale back our investment only business. These decreases were partially offset by higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and the strengthening of the Latin American currencies against the U.S. dollar. For additional information, see "Investments — Investment Results."

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

  Income Taxes

        The effective income tax rates were 23% and 13% for the years ended December 31, 2011 and 2010, respectively. The effective income tax rate for the year ended December 31, 2011, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and the interest exclusion from taxable income, which were partially offset by the impact of a court ruling on some uncertain tax positions. The effective income tax rate for the year ended December 31, 2010, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and the interest exclusion from taxable income. The effective income tax rate increased to 23% from 13% for the years ended December 31, 2011 and 2010, respectively, primarily due to the impact of a 2011 court ruling on some uncertain tax positions.

Results of Operations by Segment

        For results of operations by segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Segment Information."

Retirement and Investor Services Segment

Retirement and Investor Services Trends

        Several key factors impact revenue and earnings growth in our Retirement and Investor Services segment. These factors include: the ability of our distribution channels to generate new sales and retain existing business; pricing decisions that take account of competitive conditions, persistency, investment returns, mortality trends, and operating expense levels; investment management performance; equity market returns and interest rate changes. Profitability ultimately depends on our ability to price products and invest assets at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring and administering those products.

        Net revenue is a key metric used to understand RIS earnings growth. Net revenue is defined as operating revenues less benefits, claims and settlement expenses, including dividends to policyholders. Net revenue from our Accumulation business is primarily fee based and is impacted by changes in the equity markets. Net revenue from our Guaranteed business is driven by our ability to earn an investment spread. Accumulation business net revenue has grown due to growth in the block of business as well as improvement in the equity markets. Guaranteed business net revenue has declined due to our decision to scale back this business and due to investment spread compression.

        The following table presents the Retirement and Investor Services net revenue for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
	(in millions)
Net revenue:
Accumulation	$2,044.1	$1,917.0	$1,819.5	$127.1	$97.5
Guaranteed	155.1	161.3	177.9	(6.2)	(16.6)

Total Retirement and Investor Services	$2,199.2	$2,078.3	$1,997.4	$120.9	$80.9

Retirement and Investor Services Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Retirement and Investor Services segment for the periods indicated:

	For the year ended December 31,			Increase (decrease)
				2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
	(in millions)
Operating revenues:
Premiums and other considerations	$1,162.6	$390.4	$332.2	$772.2	$58.2
Fees and other revenues	1,525.5	1,432.1	1,363.0	93.4	69.1
Net investment income	2,146.8	2,252.5	2,430.9	(105.7)	(178.4)

Total operating revenues	4,834.9	4,075.0	4,126.1	759.9	(51.1)
Expenses:
Benefits, claims and settlement expenses, including dividends to policy holders	2,635.7	1,996.7	2,128.7	639.0	(132.0)
Operating expenses	1,474.1	1,351.5	1,306.2	122.6	45.3

Total expenses	4,109.8	3,348.2	3,434.9	761.6	(86.7)

Operating earnings before income taxes	725.1	726.8	691.2	(1.7)	35.6
Income taxes	150.0	163.9	148.2	(13.9)	15.7

Operating earnings	$575.1	$562.9	$543.0	$12.2	$19.9

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

  Operating Earnings

        Operating earnings increased $15.5 million in our Accumulation business resulting from positive equity market performance in 2012 and strong net cash flow from customers, which was partially offset by higher staff related costs, including pension and other postretirement benefits, and higher non-deferrable commissions and investment management fees stemming from an increase in average account values. Operating earnings decreased $3.3 million in our Guaranteed business primarily resulting from lower mortality reserve gains in 2012 compared to 2011.

  Net Revenue

        Net revenue increased $127.1 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance in 2012 and strong net cash flow from customers.

  Operating Expenses

        Operating expenses increased $124.7 million in our Accumulation business primarily due to higher staff related costs, including pension and other postretirement benefits. In addition, operating expenses increased due to higher non-deferrable commissions and investment management fees stemming from increased sales and an increase in average account values, respectively.

  Income Taxes

        The effective income tax rates for the segment were 21% and 23% for the years ended December 31, 2012 and 2011, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

  Operating Earnings

        Operating earnings increased $23.9 million in our Accumulation business resulting from higher fees stemming from generally positive equity market performance since 2010. This increase was partially offset by an increase in DPAC amortization expense resulting from mostly level equity markets in 2011, compared to improving equity markets in 2010. Operating earnings decreased $4.0 million in our Guaranteed business primarily resulting from a gain from early extinguishment of medium term notes in 2010 with no corresponding experience in 2011. This decrease was partially offset by a decrease in change in reserves resulting from a larger than normal reserve increase in the third quarter of 2010 with no corresponding activity in 2011, as well as a larger reserve release due to favorable mortality experience in 2011.

  Net Revenue

        Net revenue increased $97.5 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from general positive equity market performance in 2011. Partially offsetting the increase in net revenue was a $16.6 million decrease in our Guaranteed business primarily due to lower spread earnings and a decline in average account values.

  Operating Expenses

        Operating expenses increased $57.2 million in our Accumulation business primarily due to an increase in DPAC amortization expense resulting from mostly level equity markets in 2011, compared to improving equity markets in 2010 and an increase in non-deferrable commission expense and investment management fees resulting from generally positive equity market performance since 2010. Operating expenses decreased $11.9 million in our Guaranteed business primarily resulting from a decrease in DPAC amortization stemming from larger than normal DPAC amortization in 2010 due to an increase in liability call options exercised by us.

  Income Taxes

        The effective income tax rates for the segment were 23% and 21% for the years ended December 31, 2011 and 2010, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

Principal Global Investors Segment

Principal Global Investors Trends

        Our overall AUM increased $35.4 billion in 2012 primarily due to continued strong portfolio management as well as positive market performance. We also continue to expand our global presence and experience success in winning institutional asset management mandates and other deposits.

        The following table provides a summary of Principal Global Investor's affiliated and third-party AUM as of the years indicated:

	Principal Global Investors
As of	Affiliated AUM	Third-Party AUM	Total AUM
	(in billions)
December 31, 2012	$165.0	$98.2	$263.2
December 31, 2011	145.4	82.4	227.8
December 31, 2010	141.4	78.7	220.1

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

        The following table presents the AUM rollforward for assets managed by Principal Global Investors for the years indicated:

	For the year ended December 31,
	2012	2011	2010
	(in billions)
AUM, beginning of period	$227.8	$220.1	$205.3
Net cash flow (1)	11.7	(1.8)	(7.0)
Investment performance (2)	24.2	6.1	22.3
Operations acquired (3)	—	4.3	—
Other	(0.5)	(0.9)	(0.5)

AUM, end of period	$263.2	$227.8	$220.1

(1)
Positive net cash flows are primarily due to strong distribution results in 2012. Includes net cash flow of $(0.7) billion and $(3.7) billion for the years ended December 31, 2011 and 2010, respectively, resulting from the Retirement Investors Services segment's decision to scale back its investment only business.

(2)
Variations in investment performance are primarily the result of fluctuations in market performance over time.

(3)
Reflects acquisition of Finisterre Capital and Origin in 2011.

        The following table presents certain summary financial data relating to the Principal Global Investors segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
	(in millions)
Operating revenues:
Fees and other revenues	$575.8	$531.2	$467.2	$44.6	$64.0
Net investment income	15.4	15.1	14.2	0.3	0.9

Total operating revenues	591.2	546.3	481.4	44.9	64.9
Expenses:
Total expenses	456.2	429.3	384.2	26.9	45.1

Operating earnings before income taxes and noncontrolling interests	135.0	117.0	97.2	18.0	19.8
Income taxes	43.5	41.0	33.7	2.5	7.3
Operating earnings attributable to noncontrolling interests	10.3	2.0	5.0	8.3	(3.0)

Operating earnings	$81.2	$74.0	$58.5	$7.2	$15.5

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

  Operating Earnings

        Operating earnings increased due to higher fee revenue as a result of increased AUM. These increases were partially offset by higher expenses stemming from our focused investment for growth in the areas of global distribution and targeted investment teams.

  Income Taxes

        The effective income tax rates for the segment were 32% and 35% for the years ended December 31, 2012 and 2011, respectively. The effective income tax rate was lower than the U.S. statutory rate for the year ended December 31, 2012, primarily due to inclusion of income attributable to noncontrolling interest in pre-tax operating earnings with no corresponding change in income taxes reported by us as the controlling interest.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

  Operating Earnings

        Operating earnings increased due to higher fee revenues driven by an increase in average AUM. In addition, operating earnings increased due to higher borrower fees from our real estate business resulting from higher transaction volumes and higher servicing fees. These increases were partially offset by higher staff related costs resulting from higher compensation expense, as well as other expenses generally related to our acquisition of Origin in 2011.

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

Principal International Segment Summary Financial Data

        AUM is a key indicator of earnings growth for the segment, as AUM is the base by which we can generate local currency profits. Net customer cash flow and market performance are the two main drivers of local currency AUM growth. Net customer cash flow reflects our ability to attract and retain client deposits. Market performance reflects the investment returns on our underlying AUM. The percentage growth or decline in the earnings of our Principal International segment will generally track with the percentage growth or decline in AUM. This trend may vary due to changes in business and/or product mix. Our financial results are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the countries in which we have operations. AUM of our foreign subsidiaries is translated into U.S. dollar equivalents at the end of the reporting period using the spot foreign exchange rates. Revenue and expenses for our foreign subsidiaries are translated into U.S. dollar equivalents at the average foreign exchange rates.

        The following table presents the Principal International segment AUM rollforward for the years indicated:

	For the year ended December 31,
	2012	2011	2010
	(in billions)
AUM, beginning of period	$52.8	$45.8	$34.6
Net cash flow	9.3	5.5	4.7
Investment performance	7.2	3.5	4.1
Operations acquired (1)	2.0	3.1	0.7
Effect of exchange rates	(1.8)	(4.8)	1.9
Other	(0.2)	(0.3)	(0.2)

AUM, end of period	$69.3	$52.8	$45.8

(1)
Reflects the acquisition of Claritas in Brazil in April 2012 and the acquisition of HSBC AFORE in Mexico in August 2011.

        Net revenue is a key metric used to understand the earnings growth for the Principal International segment. Net revenue is defined as operating revenues less benefits, claims and settlement expenses. The following table presents the net revenue of the Principal International segment for the years indicated.

	For the year ended December 31,			Increase (decrease)
				2012 vs. 2011	2011 vs. 2010
	12/31/2012	12/31/2011	12/31/2010
(in millions)
Net revenue	$375.8	$325.9	$282.0	$49.9	$43.9

        Net revenue increased primarily due to higher fees driven by higher average AUM in Mexico, higher earnings in our equity method investment in Brazil and the Claritas acquisition in Brazil. These were partially offset by the weakening of the Latin American currencies against the U.S. dollar.

        The following table presents certain summary financial data of the Principal International segment for the years indicated.

	For the year ended December 31,			Increase (decrease)
				2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
	(in millions)
Operating revenues:
Premiums and other considerations	$284.6	$264.5	$255.2	$20.1	$9.3
Fees and other revenues	216.9	168.5	147.7	48.4	20.8
Net investment income	441.2	476.0	376.3	(34.8)	99.7

Total operating revenues	942.7	909.0	779.2	33.7	129.8
Expenses:
Benefits, claims and settlement expenses	566.9	583.1	497.2	(16.2)	85.9
Operating expenses	221.5	173.9	150.2	47.6	23.7

Total expenses	788.4	757.0	647.4	31.4	109.6
Operating earnings before income taxes and noncontrolling interests	154.3	152.0	131.8	2.3	20.2
Income taxes (benefits)	0.8	2.7	(1.9)	(1.9)	4.6
Operating earnings (losses) attributable to noncontrolling interests	0.2	(0.2)	1.1	0.4	(1.3)

Operating earnings	$153.3	$149.5	$132.6	$3.8	$16.9

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

  Operating Earnings

        Operating earnings increased primarily due to higher fees driven by higher average AUM in Mexico and in our equity method investment in Brazil. These increases were partially offset by the weakening of the Latin American currencies against the U.S. dollar and higher PVFP and DPAC amortization resulting from net unlocking and true-ups in Mexico.

  Operating Revenues

        Premiums in Chile increased $20.2 million primarily due to higher sales of single premium annuities with life contingencies, which was partially offset by the weakening of the Chilean peso against the U.S. dollar.

        Fees and other revenues increased primarily due to higher investment management fees driven by higher average AUM in Mexico and the Claritas acquisition in Brazil, which was partially offset by the weakening of the Latin American currencies against the U.S. dollar.

        Net investment income decreased primarily due to lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and the weakening of the Latin American currencies against the U.S. dollar. These decreases were partially offset by higher earnings in our equity method investment in Brazil and higher average invested assets in Chile.

  Total Expenses

        Benefits, claims and settlement expenses in Chile decreased $14.0 million primarily due to lower inflation-based interest crediting rates to customers and the weakening of the Chilean peso against the U.S. dollar, which were partially offset by an increase in the change in reserves related to higher sales of single premium annuities with life contingencies.

        Operating expenses increased primarily due to higher PVFP and DPAC amortization resulting from net unlocking and true-ups in Mexico coupled with growth initiatives across the segment. These increases were partially offset by the weakening of the Latin American currencies against the U.S. dollar.

  Income Taxes

        The effective income tax rates for the segment were 1% and 2% for the years ended December 31, 2012 and 2011, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

  Operating Earnings

        Operating earnings increased primarily due to higher fees driven by higher average AUM as a result of net customer cash flows, market performance and the HSBC AFORE acquisition; the strengthening of the Latin American currencies against the U.S. dollar and higher earnings in our equity method investment in Brazil despite a reduction in the economic interest during the second quarter of 2010.

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

        Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile, the strengthening of the Latin American currencies against the U.S. dollar and higher earnings in our equity method investment in Brazil despite a reduction in the economic interest during the second quarter of 2010.

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

  Income Taxes

        The effective income tax rates for the segment were 2% and -1% for the years ended December 31, 2011 and 2010, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates.

U.S. Insurance Solutions Segment

Individual Life Insurance Trends

        Our life insurance premiums and fees are influenced by both economic and industry trends. We have been primarily focused on marketing our universal and variable universal life insurance products. As such, premiums related to our traditional life insurance products have declined for several years. To address recent economic and industry trends, we introduced new term products in 2011. Term life insurance sales increased 58% in 2012.

        The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the years indicated:

For the year ended	Universal and variable universal life insurance fee revenues		Traditional life insurance premiums
	(in millions)
December 31, 2012	$476.3	(1)	$496.5
December 31, 2011	471.4		502.5
December 31, 2010	416.6		517.9

(1)
Fee revenues for the year ended December 31, 2012, reflects a $46.6 million reduction due to unlocking of unearned revenue associated with the change in basis for amortizing DPAC and other actuarial balances in the first quarter of 2012, partially offset by an increase of $13.5 million due to unearned revenue unlocking associated with a change in long-term interest rate assumptions and model refinements in the third quarter of 2012.

Specialty Benefits Insurance Trends

        Premium and fees in our specialty benefits insurance business are also influenced by economic and industry trends. Premium and fees have risen more slowly in recent years due to more moderate increases in underlying salaries and lower membership in existing group contracts. We are seeing signs of improvement in both areas.

        The following table provides a summary of our specialty benefits insurance premium and fees for the years indicated:

For the year ended	Group dental and vision insurance	Group life insurance	Group disability insurance	Individual disability insurance	Wellness (1)
	(in millions)
December 31, 2012	$578.2	$328.6	$292.6	$236.0	$8.4
December 31, 2011	558.9	319.1	274.6	216.3	8.3
December 31, 2010	518.9	315.0	265.6	196.5	—

(1)
Due to the decision to exit the group medical insurance business, wellness became a part of the specialty benefits division starting January 1, 2011.

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

        The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
	(in millions)
Operating revenues:
Premiums and other considerations	$1,769.3	$1,724.0	$1,685.7	$45.3	$38.3
Fees and other revenues (1)	531.1	526.2	456.8	4.9	69.4
Net investment income	694.3	689.7	666.7	4.6	23.0

Total operating revenues	2,994.7	2,939.9	2,809.2	54.8	130.7
Expenses:
Benefits, claims and settlement expenses (1)	1,937.7	1,672.7	1,598.5	265.0	74.2
Dividends to policyholders	195.8	207.6	218.4	(11.8)	(10.8)
Operating expenses (1)	661.7	760.0	700.8	(98.3)	59.2

Total expenses	2,795.2	2,640.3	2,517.7	154.9	122.6

Operating earnings before income taxes and noncontrolling interests	199.5	299.6	291.5	(100.1)	8.1
Income taxes	61.3	95.3	93.7	(34.0)	1.6

Operating earnings	$138.2	$204.3	$197.8	$(66.1)	$6.5

(1)
For further details related to the impact associated with the actuarial assumption updates and the change in basis for amortizing DPAC and other actuarial balances on results for 2012 and 2010 see "Transactions Affecting Comparability of Results of Operations — Actuarial Assumption Updates" and "Individual Life Insurance Amortization" and "Individual Life Interest Rate Assumption Change".

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

  Operating Earnings

        Operating earnings decreased $60.8 million in our individual life insurance business primarily due to unfavorable unlocking associated with a change in our long-term interest rate assumptions and model refinements in the third quarter of 2012. Operating earnings decreased $5.3 million in our specialty benefits business primarily due to lower yields on invested assets and higher pension and postretirement benefits.

  Operating Revenues

        Premiums increased $64.8 million in our specialty benefits insurance business due to growth in all lines of our business and continued recovery in employment and salary trends. Premiums decreased $19.5 million in our individual life insurance business primarily due to an increase in use of ceded premium stemming from growth in our universal life and variable universal life lines of business and, to a lesser extent, expected continued decline from the decreasing block of traditional life insurance business.

        Fees and other revenues increased $3.2 million in our individual life insurance business due to growth in the universal life and variable universal life lines of business and unlocking associated with a change in our long-term interest rate assumptions and model refinements in the third quarter of 2012. The increase was offset by negative unlocking of unearned revenue associated with the change in basis for amortizing DPAC and other actuarial balances in the first quarter of 2012. In addition, fees and other revenues increased $1.7 million in our specialty benefits insurance business primarily due to the acquisition of First Dental Health.

  Total Expenses

        Benefits, claims and settlement expenses increased $220.8 million in our individual life insurance business primarily due to the change in amortization basis in the first quarter of 2012, unlocking associated with a change in our long-term interest rate assumptions and model refinements in the third quarter of 2012 and growth in the block of business. In addition, benefits, claims and settlement expenses increased $44.2 million resulting from continued growth in our specialty benefits insurance business.

        Operating expenses decreased $125.1 million in our individual life business primarily due to lower DPAC amortization associated with the change in basis for amortizing DPAC and other actuarial balances in the first quarter of 2012, partially offset by unlocking associated with the change in our long-term interest rate assumptions and model refinements. Operating expenses increased $26.8 million in our specialty benefits insurance business primarily due to growth in the block of business and higher staff related costs, including pension and other postretirement benefits.

  Income Taxes

        The effective income tax rates for the segment were 31% and 32% for the years ended December 31, 2012 and 2011, respectively. The effective income tax rates were lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

  Operating Earnings

        Operating earnings increased due to lowering our long-term interest rate assumptions in 2010 in our individual life insurance business. Growth in specialty benefits also increased operating earnings.

  Operating Revenues

        Premiums increased $69.9 million in our specialty benefits insurance business due to strong sales, stabilizing existing case membership and improved lapse rates. Premiums decreased $31.6 million in our individual life insurance business primarily due to the expected continued decline from our decreasing block of traditional life insurance business and the increase use of ceded premium stemming from growth in our universal life and variable universal life lines of business.

        Fees and other revenues increased $58.2 million in our individual life insurance business primarily due to growth in the universal life and variable universal life lines of business.

  Total Expenses

        Benefits, claims and settlement expenses increased $50.6 million resulting from continued growth in our specialty benefits insurance business. In addition, benefits, claims and settlement expense increased $23.6 million in our individual life insurance business primarily due to growth in the universal life and variable universal life lines of business.

        Operating expenses increased $39.7 million in our specialty benefits insurance business primarily due to growth. Operating expenses increased $19.5 million in our individual life insurance business due to growth in universal life and variable universal life lines of business.

  Income Taxes

        The effective income tax rate for the segment was 32% for both the years ended December 31, 2011 and 2010. The effective income tax rate was lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
	(in millions)
Operating revenues:
Total operating revenues	(188.1)	(189.2)	(118.9)	1.1	(70.3)
Expenses:
Total expenses	(11.7)	(5.2)	38.0	(6.5)	(43.2)

Operating loss before income taxes, preferred stock dividends and noncontrolling interest	(176.4)	(184.0)	(156.9)	7.6	(27.1)
Income tax benefits	(69.6)	(72.9)	(61.4)	3.3	(11.5)
Preferred stock dividends	33.0	33.0	33.0	—	—
Operating earnings attributable to noncontrolling interest	—	2.8	0.2	(2.8)	2.6

Operating loss	$(139.8)	$(146.9)	(128.7)	$7.1	$(18.2)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

  Operating Loss

        The operating loss decreased due to a reduction in corporate overhead expenses needed to support the exited group medical insurance business. This decrease was partially offset by higher interest expense on corporate debt.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

  Operating Loss

        The operating loss increased due to a decrease in earnings on average invested assets for the segment, representing capital that has not been allocated to any other segment. This increase was partially offset by a reduction in corporate overhead expenses needed to support the exited group medical insurance business and the 2011 transition of wellness and non-medical fee-for-service claim administration businesses, which had operating losses in 2010, from this segment to the U.S. Insurance Solutions segment.

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

        Our liquidity is supported by a portfolio of U.S. government and agency and residential pass-through government-backed securities, of which we held $4.3 billion as of December 31, 2012, that may be utilized to bolster our liquidity position, as collateral for secured borrowing transactions with various third parties or by disposing of the securities in the open market, if needed. As of December 31, 2012, approximately $10.9 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our life insurance and annuity liabilities contain provisions limiting early surrenders.

        As of December 31, 2012 and 2011, we had short-term credit facilities with various financial institutions in an aggregate amount of $905.0 million and $725.0 million, respectively. As of December 31, 2012 and 2011, we had $40.8 million and $105.2 million, respectively, of outstanding borrowings related to our credit facilities, with no assets pledged as support as of December 31, 2012. None of these credit arrangements, other than our commercial paper back-stop facility, are committed facilities. Due to the financial strength and the strong relationships we have with these providers, as well as the small size of these facilities, we are comfortable that there is a very low risk that the financial institutions would not be able to fund these facilities. During the first quarter of 2012, we refinanced our $579.0 million revolving credit agreement that serves as a back-stop to our commercial paper program. The new facility, effective March 30, 2012, was increased to $800.0 million. This facility provides 100% back-stop support for our commercial paper program. The credit agreement is broken into two tranches, a $500.0 million four year facility that matures in March 2016, and a $300 million 364-day facility. The four year facility is set up with PFG, PFS and Principal Life as co-borrowers; the 364-day facility is for Principal Life only. The facility is supported by eighteen banks, most if not all of which have other relationships with us. We have no reason to believe that our current providers would be unable or unwilling to fund the facility if necessary. As of December 31, 2012 and 2011, commercial paper outstanding was $0.0 million and $50.0 million, respectively.

        The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc.    The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa ("the Commissioner") to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. Extraordinary dividends are those, together with dividends or other distributions made within the preceding twelve months, that exceed the greater of (i) 10% of Principal Life's statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on December 31, 2012 statutory results, the dividend limitation for Principal Life is approximately $472.0 million in 2013.

        In 2012, total stockholder dividends paid by Principal Life to its parent were $700.0 million, which were extraordinary and were approved by the Commissioner.

        Based on Iowa law, Principal Life could have distributed approximately $509.7 million in statutory dividends in 2011. Principal Life distributed paid-in and contributed surplus in the amount of $500.0 million to its parent company in 2011. In addition, Principal Life requested and received permission from the Commissioner to pay an extraordinary dividend in the amount of $250.0 million, which was paid by Principal Life to its parent in 2011.

        Based on Iowa law, Principal Life could have distributed approximately $608.7 million in statutory dividends in 2010. No dividends were paid as of December 31, 2010; however, on June 21, 2010, Principal Life distributed paid-in and contributed surplus in the amount of $300.0 million to its parent company.

        Operations.    Our primary consolidated cash flow sources are premiums from insurance products, pension and annuity deposits, asset management fee revenues, administrative services fee revenues, income from investments and proceeds from the sales or maturity of investments. Cash outflows consist primarily of payment of benefits to policyholders and beneficiaries, income and other taxes, current operating expenses, payment of dividends to policyholders, payments in connection with investments acquired, payments made to acquire subsidiaries, payments relating to policy and contract surrenders, withdrawals, policy loans, interest payments and repayment of short-term debt and long-term debt. Our investment strategies are generally intended to provide adequate funds to pay benefits without forced sales of investments. For a discussion of our investment objectives, strategies and a discussion of duration matching, see "Investments" as well as Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

        Cash Flows.    Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to the separate accounts.

        Net cash provided by operating activities was $3,080.9 million, $2,713.3 million and $2,791.7 for the years ended December 31, 2012, 2011 and 2010, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid. The increase in cash provided by operating activities in 2012 compared to 2011 was the result of an increase in premiums and other consideration received primarily due to an increase in sales of single premium group annuities with life contingencies and a decrease in claims paid. The increase was partially offset by fluctuations in receivables and payables associated with the timing of settlement. The decrease in cash provided by operating activities in 2011 compared to 2010 was the result of a decrease in premiums and other consideration received, partially offset by a decrease in claims, due to our decision to exit the group medical insurance business. The decrease in cash provided by operating activities was also offset by fluctuations in receivables and payables associated with the timing of settlement.

        Net cash used in investing activities was $1,611.4 million and $202.1 million for the years ended December 31, 2012, and 2011, respectively, compared to net cash provided by investing activities of $27.5 million for the year ended December 31, 2010. The increase in cash used in investing activities in 2012 compared to 2011 was due to an increase in net purchases of investments. The increase in cash used in investing activities in 2011 compared to 2010 was primarily due to purchases of interest in subsidiaries in 2011.

        Net cash used in financing activities was $126.2 million, $1,554.7 million and $3,182.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in cash used in financing activities was primarily due to the issuance of senior notes in 2012, net of principal repayments, with no corresponding activity in the prior year. Also contributing to the decrease in cash used in financing activities is a decrease in treasury stock repurchased in the current year. The decrease in cash used in financing activities in 2011 compared to 2010 is primarily due to a decrease in net withdrawals of Principal Life general account investment contracts, due to our decision to scale back our investment only business, partially offset by an increase in cash used to repurchase treasury stock in 2011.

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

        Preferred Stock Dividend Restrictions and Payments.    For preferred stock dividend restriction and payment information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Stockholders' Equity."

        Short-Term Debt and Long-Term Debt.    For debt information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt."

        Stockholders' Equity.    Proceeds from the issuance of our common stock were $28.9 million, $25.9 million and $20.6 million in 2012, 2011 and 2010, respectively.

        The following table summarizes our return of capital to common stockholders.

	December 31, 2012	December 31, 2011	December 31, 2010
	(in millions)
Dividends to stockholders	$231.3	$213.7	$176.2
Repurchase of common stock	272.7	556.4	2.6

Total cash returned to stockholders	$504.0	$770.1	$178.8

Number of shares repurchased	10.5	21.1	0.1

        For additional stockholders' equity information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Stockholders' Equity."

Capitalization

        The following table summarizes our capital structure:

	December 31, 2012	December 31, 2011
	(in millions)
Debt:
Short-term debt	$40.8	$105.2
Long-term debt	2,671.3	1,564.8

Total debt	2,712.1	1,670.0
Stockholders' equity:
Equity excluding accumulated other comprehensive income ("AOCI")	9,121.3	8,759.9

Total capitalization excluding AOCI	$11,833.4	$10,429.9

Debt to equity excluding AOCI	30%	19%
Debt to capitalization excluding AOCI	23%	16%

        As of December 31, 2012, we had $270.3 million of excess capital in the holding companies, consisting of cash and highly liquid assets available for debt maturities, interest, preferred stock dividends and other holding company obligations. This is exclusive of the capital that has been earmarked as of December 31 for the Cuprum acquisition consummation. In addition, we continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

Contractual Obligations

        The following table presents payments due by period for long-term contractual obligations as of December 31, 2012.

		Payments due in year ending
Contractual obligations (1)	Total payments	2013	2014 - 2015	2016 - 2017	2018 and thereafter
	(in millions)
Contractholder funds (2)	$62,988.7	$7,420.5	$10,609.6	$8,251.2	$36,707.4
Future policy benefits and claims (3)	35,829.5	2,072.7	3,266.0	3,080.8	27,410.0
Long-term debt (4)	2,671.3	9.8	113.5	299.7	2,248.3
Certificates of deposit (5)	817.2	450.5	224.7	139.8	2.2
Other long-term liabilities (6)	1,928.4	1,630.3	78.4	78.4	141.3
Capital leases	13.2	5.3	7.1	0.8	—
Long-term debt interest	2,325.9	129.8	257.8	253.5	1,684.8
Operating leases (7)	208.7	43.0	68.5	37.2	60.0
Purchase obligations (8)	745.1	720.6	18.4	6.1	—

Total contractual obligations	$107,528.0	$12,482.5	$14,644.0	$12,147.5	$68,254.0

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

Amounts included in the contractholder funds line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2012. The liability amount in our consolidated statements of financial position reflects either the account value (in the case of individual fixed annuities, universal life insurance and GICs) or the par value plus accrued interest and other adjustments (in the case of funding agreements and other investment contracts).

(3)
Amounts included in the future policy benefits and claims line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2012. The liability amount in our consolidated statements of financial position reflects estimated cash payments to policyholders, reductions for expected future premiums, assumptions with regard to the timing of cash payments and discounting for interest.

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

        We report the net funded status of our pension and other postretirement plans in the consolidated statements of financial position. The net funded status represents the differences between the fair value of plan assets and the projected benefit obligation for pension plans and other postretirement plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and other postretirement benefit obligation was $584.0 million pre-tax and $427.9 million pre-tax as of December 31, 2012 and 2011, respectively. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $300.8 million and $281.2 million as of December 31, 2012 and 2011, respectively.

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2013 in the range of $75 - $125 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our other postretirement benefit plans in 2013 pending further analysis.

Contractual Commitments

        In connection with our banking business, we make additional commitments to extend credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A majority of these commitments are lines of credit and are expected to expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash funding requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund loans were $58.7 million as of December 31, 2012.

        We have made commitments to fund certain limited partnerships in which we are a limited partner. As of December 31, 2012, the amount of unfunded commitments was $30.6 million. We are only required to fund additional equity under these commitments when called upon to do so by the general partner; therefore, these commitments are not liabilities on our consolidated statements of financial position.

Off-Balance Sheet Arrangements

        Variable Interest Entities.    We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3, Variable Interest Entities." We have made commitments to fund certain limited partnerships, as previously discussed in "Contractual Commitments", some of which are classified as unconsolidated variable interest entities.

        Guarantees and Indemnifications.    As of December 31, 2012, there have been no significant changes to guarantees and indemnifications since December 31, 2011. For guarantee and indemnification information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" under the caption, "Guarantees and Indemnifications."

Financial Strength Rating and Credit Ratings

        Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ratings and other factors.

        A.M. Best Company, Inc., Fitch Rating Ltd., Moody's Investors Service and S&P publish financial strength ratings on U.S. life insurance companies that are indicators of an insurance company's ability to meet contractholder and policyholder obligations. These rating agencies also assign credit ratings on non-life insurance entities, such as PFG and PFS. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner, and are important factors in overall funding profile and ability to access external capital. Such ratings are not a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time by the assigning rating agency.

        A.M. Best, Fitch, and Standard & Poor's maintain a stable outlook on the U.S. life insurance sector, however, Standard & Poor's indicates it is 'cautious' on maintaining the stable outlook. Moody's has changed its outlook to negative. Regardless of their published outlook on the sector, these rating agencies note that current challenges for the industry are the result of sustained low interest rates, global sovereign uncertainty, equity market volatility, and lingering unemployment and fiscal tightening.

        In October, at the time the Cuprum acquisition was announced, A.M. Best affirmed the financial strength ratings of Principal Life and Principal National Life Insurance Company with no change to the stable outlook. S&P and Moody's affirmed the financial strength ratings but changed outlooks to negative. The negative outlooks assigned reflect the pressure from the transaction on certain cash coverage and debt metrics, as well as execution risk. Fitch also affirmed the financial strength ratings of Principal Life and Principal National Life Insurance Company. However, the outlook was changed to rating watch negative, reflecting the execution risk of the pending Cuprum acquisition. On February 12, 2013, after the acquisition was closed, Fitch affirmed the financial strength ratings of Principal Life and Principal National Life Insurance Company and changed the outlook to negative. The negative outlook reflects the pressure of the transaction on certain cash coverage and debt metrics as well as integration risk.

        In its annual review completed in December, A.M. Best affirmed the financial strength ratings of Principal Life and Principal National Life Insurance Company with a stable outlook.

        The following table summarizes our significant financial strength and debt ratings from the major independent rating organizations. The debt ratings shown are indicative ratings. Outstanding issuances are rated the same as indicative ratings unless otherwise noted. Actual ratings can differ from indicative ratings based on contractual terms.

	A.M. Best	Fitch	Standard & Poor's	Moody's
Principal Financial Group
Senior Unsecured Debt (1)	a-		BBB+	Baa1
Preferred Stock (2)	bbb		BBB-	Baa3
Principal Financial Services
Senior Unsecured Debt	a-		BBB+	A3
Commercial Paper	AMB-1		A-2	P-2
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	Aa3
Commercial Paper	AMB-1+		A-1	P-1
Surplus Notes	a		A-	A2
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	Aa3

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

        As of December 31, 2012, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2012, 2% of our net assets (liabilities) were Level 1, 97% were Level 2 and 1% were Level 3.

        As of December 31, 2011, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2011, 3% of our net assets (liabilities) were Level 1, 96% were Level 2 and 1% were Level 3.

Changes in Level 3 fair value measurements

        Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2012, were $4,987.4 million as compared to $4,647.3 million as of December 31, 2011. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets. This increase was partially offset by sales and net transfers out of Level 3 into Level 2 for certain fixed maturities, available-for-sale. The transfers out of Level 3 were due to our obtaining prices from third party pricing vendors or using internal models based on substantially observable market information versus relying on broker quotes or utilizing significant unobservable inputs.

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

Investments

        We had total consolidated assets as of December 31, 2012, of $161,926.5 million, of which $68,811.3 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

        Invested assets as of December 31, 2012, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	December 31, 2012		December 31, 2011
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$36,136.2	52%	$35,350.3	53%
Private	15,429.8	22	14,628.1	22
Equity securities	389.3	1	481.9	1
Mortgage loans:
Commercial	10,183.3	15	9,396.6	14
Residential	1,336.4	2	1,330.6	2
Real estate held for sale	87.0	—	44.8	—
Real estate held for investment	1,093.3	2	1,048.1	2
Policy loans	864.9	1	885.1	1
Other investments	3,291.1	5	2,985.8	5

Total invested assets	68,811.3	100%	66,151.3	100%

Cash and cash equivalents	4,177.2		2,833.9

Total invested assets and cash	$72,988.5		$68,985.2

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

	For the year ended December 31,						Increase (decrease)
	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	5.1%	$2,485.0	5.5%	$2,660.9	5.7%	$2,794.7	(0.4)%	$(175.9)	(0.2)%	$(133.8)
Equity securities	3.5	15.2	3.1	14.9	3.0	14.2	0.4	0.3	0.1	0.7
Mortgage loans — commercial	5.7	559.6	5.9	558.7	6.0	589.1	(0.2)	0.9	(0.1)	(30.4)
Mortgage loans — residential	5.7	76.2	6.4	90.5	5.2	84.2	(0.7)	(14.3)	1.2	6.3
Real estate	6.3	71.4	6.9	74.2	5.5	57.5	(0.6)	(2.8)	1.4	16.7
Policy loans	6.1	53.7	6.5	58.2	6.7	60.9	(0.4)	(4.5)	(0.2)	(2.7)
Cash and cash equivalents	0.3	9.6	0.4	8.5	0.4	7.2	(0.1)	1.1	—	1.3
Other investments	2.1	65.4	(0.3)	(7.6)	(0.9)	(22.5)	2.4	73.0	0.6	14.9

Total before investment expenses	4.9	3,336.1	5.1	3,458.3	5.3	3,585.3	(0.2)	(122.2)	(0.2)	(127.0)
Investment expenses	(0.1)	(81.2)	(0.1)	(83.0)	(0.1)	(89.5)	—	1.8	—	6.5

Net investment income	4.8%	$3,254.9	5.0%	$3,375.3	5.2%	$3,495.8	(0.2)%	$(120.4)	(0.2)%	$(120.5)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        Net investment income decreased due to lower reinvestment yields on our invested assets and cash and lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and the weakening of Latin American currencies against the U.S. dollar. These decreases were partially offset by an increase in average invested assets and cash.

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

Net Realized Capital Gains (Losses)

        The following table presents the contributors to net realized capital gains and losses for our invested assets for the years indicated.

	For the year ended December 31,			Increase (decrease)
				2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(118.2)	$(184.0)	$(229.0)	$65.8	$45.0
Fixed maturities, available-for-sale — other	21.6	1.9	8.9	19.7	(7.0)
Fixed maturities, trading	2.2	(6.7)	17.5	8.9	(24.2)
Equity securities — credit impairments	(0.4)	(3.8)	3.7	3.4	(7.5)
Derivatives and related hedge activities (2)	(38.0)	(22.4)	30.8	(15.6)	(53.2)
Commercial mortgages	(11.0)	(18.7)	(53.0)	7.7	34.3
Other gains (losses)	257.9	111.4	30.9	146.5	80.5

Net realized capital gains (losses)	$114.1	$(122.3)	$(190.2)	$236.4	$67.9

(1)
Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, were a net gain of $0.0 million, $9.5 million and $15.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)
Includes fixed maturities, available-for-sale impairment-related net gains of $0.0 million, $0.0 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, which were hedged by derivatives reflected in this line.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to lower impairments on commercial mortgage-backed and other asset-backed securities as a result of improved market conditions.

        Net realized capital gains on fixed maturities, available-for-sale — other increased as a result of higher gains on sales in 2012 versus 2011.

        Net realized capital losses on derivatives and related hedge activities increased due to increased losses on interest rate swaps and GMWB embedded derivatives, including the spread reflecting our own creditworthiness, and related hedging instruments. These losses were partially offset by gains versus losses on derivatives not designated as hedging instruments, including credit default swaps due to changes in credit spreads and currency forwards and currency swaps due to changes in exchange rates.

        Other net realized capital gains increased in 2012 due to $184.3 million of net gains related to the merger of Catalyst Health Solutions, Inc. and the subsequent disposition of our remaining interest in the merged entity. 2011 included a net realized capital gain of $70.9 million resulting from the sale of a portion of our interest in Catalyst Health Solutions, Inc. Additionally, gains on the sale of real estate and joint ventures in real estate increased in 2012 versus 2011.

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

        Other net realized capital gains increased due to a realized capital gain of $70.9 million in 2011 resulting from the sale of a portion of our interest in Catalyst Health Solutions, Inc., which is accounted for on the equity method, and a $77.6 million decrease in losses related to the residential mortgage loan loss provision for our bank and trust services business. In addition, other net realized capital gains in 2010 included an $80.1 million gain resulting from the signing of our Shareholders Agreement with Banco pertaining to our Brasilprev joint venture.

U.S. Investment Operations

        Of our invested assets, $62,814.0 million were held by our U.S. operations as of December 31, 2012. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders' benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

  •
  credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest and

  •
  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

        Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of December 31, 2012, there are twelve members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

        Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturities we purchase. Teams of security analysts, organized by industry, analyze and monitor these investments. In addition, we have teams who specialize in residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS"), municipals and below investment grade securities. Our analysts monitor issuers held in the portfolio on a continuous basis with a formal review documented annually or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer. The qualitative analysis includes an assessment of both accounting and management aggressiveness of the issuer. In addition, technical indicators such as stock price volatility and credit default swap levels are monitored.

        Our Fixed Income Securities Committee also reviews private transactions on a continuous basis to assess the quality ratings of our privately placed investments. We regularly review our investments to determine whether we should re-rate them, employing the following criteria:

  •
  material changes in the issuer's revenues or margins;

  •
  significant management or organizational changes;

  •
  significant changes regarding the issuer's industry;

  •
  debt service coverage or cash flow ratios that fall below industry-specific thresholds;

  •
  violation of financial covenants and

  •
  other business factors that relate to the issuer.

        A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and substantially all existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are typically 65% or less loan-to-value ratio and a debt service coverage ratio of at least 1.5 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The following table presents loan-to-value and debt service coverage ratios for our brick and mortar commercial mortgages, excluding Principal Global Investors segment mortgages:

	Weighted average loan-to-value ratio		Debt service coverage ratio
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
New mortgages	48%	45%	3.2x	3.3x
Entire mortgage portfolio	54%	60%	2.2x	2.0x

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

	December 31, 2012		December 31, 2011
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$32,437.5	52%	$32,081.2	53%
Private	15,429.8	25	14,628.1	24
Equity securities	263.2	—	395.9	1
Mortgage loans:
Commercial	10,167.7	16	9,386.0	15
Residential	657.7	1	746.0	1
Real estate held for sale	80.0	—	36.6	—
Real estate held for investment	1,092.5	2	1,047.3	2
Policy loans	838.2	1	861.6	1
Other investments	1,847.4	3	1,783.5	3

Total invested assets	62,814.0	100%	60,966.2	100%

Cash and cash equivalents	4,071.8		2,741.7

Total invested assets and cash	$66,885.8		$63,707.9

Fixed Maturities

        Fixed maturities consist of publicly traded and privately placed bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of December 31, 2012 and December 31, 2011, were $9.9 billion and $9.1 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933. Fixed maturities include trading portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. We held $10.5 million and $279.1 million of these trading securities as of December 31, 2012 and December 31, 2011, respectively.

        Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	December 31, 2012		December 31, 2011
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$953.7	2%	$1,004.7	2%
States and political subdivisions	3,327.8	7	3,041.1	7
Non-U.S. governments	663.4	1	676.1	1
Corporate — public	18,718.2	39	19,194.4	41
Corporate — private	12,808.6	27	11,920.7	26
Residential mortgage-backed pass-through securities	3,277.4	7	3,421.3	7
Commercial mortgage-backed securities	3,900.2	8	3,425.7	7
Residential collateralized mortgage obligations	1,115.3	2	1,403.8	3
Asset-backed securities	3,102.7	7	2,621.5	6

Total fixed maturities	$47,867.3	100%	$46,709.3	100%

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

        The international exposure held in our U.S. operation's fixed maturities portfolio was 27% of total fixed maturities as of December 31, 2012, and 26% as of December 31, 2011. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation's fixed maturities portfolio for the periods indicated.

	December 31, 2012	December 31, 2011
	(in millions)
European Union	$4,415.8	$4,132.1
United Kingdom	2,663.6	2,329.5
Australia/New Zealand	1,383.8	1,490.1
Asia-Pacific	1,369.0	1,172.3
Latin America	844.2	868.8
Other countries (1)	2,047.6	2,139.8

Total	$12,724.0	$12,132.6

(1)
Includes exposure from 13 countries as of December 31, 2012 and 14 countries as of December 31, 2011.

        International fixed maturities are determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2012 and December 31, 2011, our investments in Canada totaled $1,819.0 million and $1,749.1 million, respectively.

        Economic and fiscal conditions in select European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to cause credit concerns particularly to financial institutions and banks with exposure to the European periphery region. Our exposure to the region within our U.S. investment operations fixed maturities portfolio is modest and manageable, representing 2.2% and 2.4% of total fixed maturities as of December 31, 2012 and December 31, 2011, respectively. Additionally, we did not hold any sovereign debt issuances of the selected countries and had not bought or sold credit protection on sovereign issuances as of December 31, 2012 and December 31, 2011.

        The fixed maturities within our U.S. operations portfolio with exposure to the region are primarily corporate credit issuances of large multinational companies where the majority of revenues are coming from outside the country where the parent company is domiciled. Our experience indicates multinational companies have demonstrated better market price performance and credit ratings stability. As of December 31, 2012, 93% of our total portfolio exposure consists of investment grade bonds with an average price of 104 (carrying value/amortized cost) and a weighted average time to maturity of 5 years.

        The following table presents the carrying amount of our European periphery zone fixed maturities exposure for the periods indicated:

	December 31, 2012
Select European Exposure	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$59.9	$44.4	$—	$138.5	$242.8
Non-financial institutions	—	270.5	225.7	26.7	278.1	801.0

Total	$—	$330.4	$270.1	$26.7	$416.6	$1,043.8

	December 31, 2011
Select European Exposure	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$62.1	$53.7	$—	$152.2	$268.0
Non-financial institutions	7.1	295.5	223.9	19.9	284.5	830.9

Total	$7.1	$357.6	$277.6	$19.9	$436.7	$1,098.9

        For further details on our International investment operations exposure to these European countries, see "International Investment Operations — Fixed Maturities Exposure."

        Fixed Maturities Credit Concentrations.    One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of December 31, 2012.

Amortized cost
(in millions)
General Electric Co.	$231.3
AT&T Inc.	196.8
Berkshire Hathaway Inc.	180.1
Prudential Financial Inc.	145.6
JPMorgan Chase & Co. (1)	145.5
Verizon Communications Inc.	143.1
Republic of Korea	143.0
Merck & Co Inc.	142.4
Bank of America Corp. (1)	141.9
News Corp	141.7

Total top ten exposures	$1,611.4

(1)
Includes actual counterparty exposure.

        Fixed Maturities Valuation and Credit Quality.    Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 8. "Financial Statements, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. Investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the "watch list" are periodically analyzed by investment analysts or analysts that focus on troubled securities ("Workout Group"). This group then meets with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of prices. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

        The Securities Valuation Office ("SVO") of the NAIC monitors the bond investments of insurers for regulatory capital and reporting purposes and, when required, assigns securities to one of six investment categories. For certain bonds, the NAIC designations closely mirror the Nationally Recognized Statistical Rating Organizations' ("NRSRO") credit ratings. For most corporate bonds, NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by S&P. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by S&P.

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

		December 31, 2012			December 31, 2011
NAIC Rating	Rating Agency Equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	AAA/AA/A	$26,880.3	$28,943.8	60%	$26,802.2	$28,115.1	60%
2	BBB	14,331.8	15,596.0	33	14,570.4	15,195.9	33
3	BB	2,416.0	2,330.1	5	2,537.5	2,405.8	5
4	B	677.2	615.7	1	759.1	582.3	1
5	CCC and lower	335.9	254.7	1	329.4	255.5	1
6	In or near default	259.2	127.0	—	273.4	154.7	—

	Total fixed maturities	$44,900.4	$47,867.3	100%	$45,272.0	$46,709.3	100%

        Fixed maturities include 18 securities with an amortized cost of $232.0 million, gross gains of $7.0 million, gross losses of $0.2 million and a carrying amount of $238.8 million as of December 31, 2012, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

        Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios.    As of December 31, 2012, based on amortized cost, 53% of our CMBS portfolio had ratings of A or higher and 32% was issued in 2005 or before and 6% of our ABS home equity portfolio had ratings of A or higher and 86% was issued in 2005 or before.

        The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and year of issuance ("vintage") for our CMBS portfolio as of the periods indicated.

	December 31, 2012
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$40.8	$41.7	$24.1	$24.3	$37.7	$38.2	$60.5	$61.4	$118.2	$98.2	$281.3	$263.8
2004	73.2	76.3	56.9	59.5	49.2	48.1	31.2	26.5	97.0	71.5	307.5	281.9
2005	345.0	373.2	47.3	51.7	39.6	39.1	91.7	88.8	211.7	140.0	735.3	692.8
2006	124.2	132.1	30.7	32.4	72.9	79.2	93.7	101.8	160.8	110.6	482.3	456.1
2007	117.1	118.4	59.5	69.9	158.6	181.2	231.7	261.6	758.4	544.8	1,325.3	1,175.9
2008	11.2	12.2	43.5	52.3	—	—	23.4	26.0	31.5	32.6	109.6	123.1
2009	92.3	101.2	100.5	108.1	—	—	—	—	—	—	192.8	209.3
2010	64.1	73.1	65.1	68.9	—	—	—	—	—	—	129.2	142.0
2011	97.5	100.6	122.2	128.3	—	—	—	—	—	—	219.7	228.9
2012	157.7	163.2	156.9	163.2	—	—	—	—	—	—	314.6	326.4

Total (1)	$1,123.1	$1,192.0	$706.7	$758.6	$358.0	$385.8	$532.2	$566.1	$1,377.6	$997.7	$4,097.6	$3,900.2

(1)
The CMBS portfolio included agency CMBS with a $403.8 million amortized cost and a $423.0 million carrying amount.

	December 31, 2011
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$147.0	$142.3	$81.3	$81.4	$72.2	$70.2	$94.6	$85.2	$117.8	$79.9	$512.9	$459.0
2004	146.5	149.6	56.8	56.9	45.2	41.6	25.1	18.8	79.4	54.7	353.0	321.6
2005	362.0	392.4	43.5	48.0	18.3	17.1	77.5	61.6	225.0	128.7	726.3	647.8
2006	203.4	209.2	4.8	5.6	58.6	62.9	14.6	14.5	151.9	89.9	433.3	382.1
2007	292.2	288.9	22.8	25.1	152.7	165.2	300.8	306.6	637.2	347.8	1,405.7	1,133.6
2008	—	—	15.0	16.3	33.1	36.4	—	—	38.1	32.7	86.2	85.4
2009	123.6	127.5	16.1	16.3	—	—	—	—	—	—	139.7	143.8
2010	76.2	80.8	7.7	7.6	—	—	—	—	—	—	83.9	88.4
2011	165.3	164.0	—	—	—	—	—	—	—	—	165.3	164.0

Total (1)	$1,516.2	$1,554.7	$248.0	$257.2	$380.1	$393.4	$512.6	$486.7	$1,249.4	$733.7	$3,906.3	$3,425.7

(1)
The CMBS portfolio included agency CMBS with a $204.1 million amortized cost and a $210.2 million carrying amount.

        The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and vintage for our ABS home equity portfolio supported by subprime first lien mortgages as of the periods indicated.

	December 31, 2012
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$2.0	$2.0	$4.8	$5.0	$5.7	$5.8	$21.6	$21.5	$141.4	$127.8	$175.5	$162.1
2004	—	—	—	—	5.9	5.7	19.4	19.2	44.9	40.2	70.2	65.1
2005	—	—	—	—	3.0	3.1	—	—	71.4	58.0	74.4	61.1
2006	—	—	—	—	—	—	—	—	13.8	12.6	13.8	12.6
2007	—	—	—	—	—	—	—	—	37.2	32.9	37.2	32.9

Total	$2.0	$2.0	$4.8	$5.0	$14.6	$14.6	$41.0	$40.7	$308.7	$271.5	$371.1	$333.8

	December 31, 2011
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$12.3	$12.3	$7.3	$7.0	$12.7	$12.0	$61.2	$54.8	$102.7	$77.1	$196.2	$163.2
2004	1.5	1.4	12.6	11.9	8.4	7.8	2.1	2.1	47.1	38.3	71.7	61.5
2005	—	—	3.0	3.1	—	—	—	—	67.8	43.3	70.8	46.4
2006	—	—	—	—	—	—	—	—	14.9	9.5	14.9	9.5
2007	—	—	—	—	—	—	—	—	37.2	27.8	37.2	27.8

Total	$13.8	$13.7	$22.9	$22.0	$21.1	$19.8	$63.3	$56.9	$269.7	$196.0	$390.8	$308.4

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

	December 31, 2012	December 31, 2011
	($ in millions)
Total fixed maturities (public and private)	$47,867.3	$46,709.3

Problem fixed maturities (1)	$385.8	$343.5
Potential problem fixed maturities	204.6	166.3
Restructured problem fixed maturities	15.2	14.6

Total problem, potential problem and restructured fixed maturities	$605.6	$524.4

Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	1.27%	1.12%

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

        We consider relevant facts and circumstances in evaluating whether a credit or interest-rate related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows and (5) our intent to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other than temporarily impaired, an impairment loss is recognized. For additional details, see Item 8. "Financial Statements, Notes to Consolidated Financial Statements, Note 4, Investments."

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

        The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $118.2 million, $186.7 million and $244.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Fixed Maturities Available-for-Sale

        The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,243.6	$219.9	$234.1	$4,229.4
Finance — Brokerage	377.2	31.0	1.1	407.1
Finance — Finance Companies	173.7	12.2	—	185.9
Finance — Financial Other	519.5	79.9	—	599.4
Finance — Insurance	2,748.2	280.2	11.0	3,017.4
Finance — REITS	982.8	66.3	4.1	1,045.0
Industrial — Basic Industry	1,589.0	149.7	1.0	1,737.7
Industrial — Capital Goods	2,012.7	188.1	0.6	2,200.2
Industrial — Communications	2,025.7	242.2	1.9	2,266.0
Industrial — Consumer Cyclical	1,551.0	174.1	2.9	1,722.2
Industrial — Consumer Non-Cyclical	3,303.0	332.5	1.4	3,634.1
Industrial — Energy	1,985.7	296.9	1.6	2,281.0
Industrial — Other	477.8	38.2	—	516.0
Industrial — Technology	904.8	66.4	0.4	970.8
Industrial — Transportation	730.2	64.4	0.7	793.9
Utility — Electric	2,739.5	310.6	12.1	3,038.0
Utility — Natural Gas	1,033.7	136.4	0.9	1,169.2
Utility — Other	291.1	34.1	—	325.2
Government guaranteed	1,126.7	152.8	1.6	1,277.9

Total corporate securities	28,815.9	2,875.9	275.4	31,416.4
Residential mortgage-backed pass-through securities	2,997.8	202.3	0.4	3,199.7
Commercial mortgage-backed securities	4,094.8	241.7	439.1	3,897.4
Residential collateralized mortgage obligations	1,091.9	31.2	8.9	1,114.2
Asset-backed securities — Home equity (1)	371.1	4.7	42.0	333.8
Asset-backed securities — All other	2,293.9	37.6	0.3	2,331.2
Collateralized debt obligations — Credit	79.3	—	40.0	39.3
Collateralized debt obligations — CMBS	92.2	3.4	15.1	80.5
Collateralized debt obligations — Loans	242.3	3.6	1.1	244.8
Collateralized debt obligations — ABS	15.0	—	0.4	14.6

Total mortgage-backed and other asset-backed securities	11,278.3	524.5	547.3	11,255.5
U.S. government and agencies	911.4	33.2	0.3	944.3
States and political subdivisions	2,940.4	241.1	2.7	3,178.8
Non-U.S. governments	545.5	117.9	—	663.4

Total fixed maturities, available-for-sale	$44,491.5	$3,792.6	$825.7	$47,458.4

(1)
This exposure is all related to sub-prime mortgage loans.

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,520.7	$79.9	$445.5	$4,155.1
Finance — Brokerage	381.0	15.4	6.7	389.7
Finance — Finance Companies	216.2	8.9	4.7	220.4
Finance — Financial Other	532.4	55.5	1.1	586.8
Finance — Insurance	2,966.3	227.2	73.0	3,120.5
Finance — REITS	1,015.2	28.3	22.0	1,021.5
Industrial — Basic Industry	1,656.6	135.3	5.4	1,786.5
Industrial — Capital Goods	2,133.0	146.8	14.3	2,265.5
Industrial — Communications	2,033.2	179.9	23.8	2,189.3
Industrial — Consumer Cyclical	1,606.7	130.5	12.4	1,724.8
Industrial — Consumer Non-Cyclical	3,084.0	286.3	3.7	3,366.6
Industrial — Energy	1,978.4	220.9	1.2	2,198.1
Industrial — Other	596.1	32.5	3.9	624.7
Industrial — Technology	851.3	57.7	9.3	899.7
Industrial — Transportation	626.2	45.7	10.3	661.6
Utility — Electric	2,709.6	276.0	18.9	2,966.7
Utility — Natural Gas	1,034.2	100.2	1.8	1,132.6
Utility — Other	197.1	20.1	—	217.2
FDIC guaranteed	80.0	0.6	—	80.6
Government guaranteed	1,219.0	107.8	7.8	1,319.0

Total corporate securities	29,437.2	2,155.5	665.8	30,926.9
Residential mortgage-backed pass-through securities	3,130.8	185.6	0.7	3,315.7
Commercial mortgage-backed securities	3,894.3	117.0	597.6	3,413.7
Residential collateralized mortgage obligations	1,408.1	32.0	51.5	1,388.6
Asset-backed securities — Home equity (1)	390.8	0.2	82.6	308.4
Asset-backed securities — All other	1,808.0	68.1	2.9	1,873.2
Collateralized debt obligations — Credit	82.8	—	34.4	48.4
Collateralized debt obligations — CMBS	98.7	1.6	18.5	81.8
Collateralized debt obligations — Loans	203.2	0.3	8.8	194.7
Collateralized debt obligations — ABS	15.0	—	1.1	13.9

Total mortgage-backed and other asset-backed securities	11,031.7	404.8	798.1	10,638.4
U.S. government and agencies	772.3	32.8	—	805.1
States and political subdivisions	2,670.0	218.2	5.5	2,882.7
Non-U.S. governments	580.7	96.3	0.9	676.1

Total fixed maturities, available-for-sale	$44,491.9	$2,907.6	$1,470.3	$45,929.2

(1)
This exposure is all related to sub-prime mortgage loans.

        Of the $825.7 million in gross unrealized losses as of December 31, 2012, there were $2.3 million in losses attributed to securities scheduled to mature in one year or less, $20.3 million attributed to securities scheduled to mature between one to five years, $4.1 million attributed to securities scheduled to mature between five to ten years, $251.7 million attributed to securities scheduled to mature after ten years and $547.3 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2012, we were in a $2,966.9 million net unrealized gain position as compared to a $1,437.3 million net unrealized gain position as of December 31, 2011. Of the $1,529.6 million increase in net unrealized gains for the year ended December 31, 2012, an approximate $0.2 billion increase can be attributed to an approximate 7 basis points decrease in interest rates in addition to other market factors that increased unrealized gains.

        Fixed Maturities Available-for-Sale Unrealized Losses.    We believe that our long-term fixed maturities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow. During 2012, we did not actively increase our investment in available-for-sale below investment grade assets. While Principal Life's general account investment returns can improve due to the below investment grade asset class, we manage its growth strategically by limiting it to no more than 10% of the total fixed maturities portfolios.

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

	December 31, 2012				December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,273.4	$2,604.1	$198.9	$30,678.6	$28,497.9	$1,989.8	$435.0	$30,052.7
Private	12,684.2	1,065.2	142.7	13,606.7	12,298.2	757.4	373.8	12,681.8
Below investment grade:
Public	1,723.1	55.2	258.8	1,519.5	1,834.4	21.3	365.1	1,490.6
Private	1,810.8	68.1	225.3	1,653.6	1,861.4	139.1	296.4	1,704.1

Total fixed maturities, available-for-sale	$44,491.5	$3,792.6	$825.7	$47,458.4	$44,491.9	$2,907.6	$1,470.3	$45,929.2

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	December 31, 2012
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$646.6	$3.7	$227.1	$1.5	$873.7	$5.2
Greater than three to six months	148.4	2.1	31.8	0.4	180.2	2.5
Greater than six to nine months	21.3	0.3	50.6	0.6	71.9	0.9
Greater than nine to twelve months	34.6	1.0	7.1	0.1	41.7	1.1
Greater than twelve to twenty-four months	205.8	17.7	167.6	10.0	373.4	27.7
Greater than twenty-four to thirty-six months	72.2	8.8	41.9	0.9	114.1	9.7
Greater than thirty-six months	811.6	165.3	706.9	129.2	1,518.5	294.5

Total fixed maturities, available-for-sale	$1,940.5	$198.9	$1,233.0	$142.7	$3,173.5	$341.6

	December 31, 2011
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$897.5	$14.1	$472.0	$4.9	$1,369.5	$19.0
Greater than three to six months	1,022.9	33.7	747.1	24.0	1,770.0	57.7
Greater than six to nine months	420.3	40.7	337.4	20.2	757.7	60.9
Greater than nine to twelve months	61.8	5.5	65.2	3.4	127.0	8.9
Greater than twelve to twenty-four months	135.0	15.8	184.5	20.5	319.5	36.3
Greater than twenty-four to thirty-six months	65.7	16.3	30.0	5.5	95.7	21.8
Greater than thirty-six months	1,122.5	308.9	1,138.0	295.3	2,260.5	604.2

Total fixed maturities, available-for-sale	$3,725.7	$435.0	$2,974.2	$373.8	$6,699.9	$808.8

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	December 31, 2012
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$32.9	$0.4	$47.6	$0.8	$80.5	$1.2
Greater than three to six months	7.5	0.1	76.1	1.6	83.6	1.7
Greater than six to nine months	11.0	1.2	17.1	1.4	28.1	2.6
Greater than nine to twelve months	—	—	26.7	1.6	26.7	1.6
Greater than twelve to twenty-four months	17.7	5.1	33.5	2.8	51.2	7.9
Greater than twenty-four to thirty-six months	6.8	0.3	12.4	8.4	19.2	8.7
Greater than thirty-six months	556.2	251.7	400.4	208.7	956.6	460.4

Total fixed maturities, available-for-sale	$632.1	$258.8	$613.8	$225.3	$1,245.9	$484.1

	December 31, 2011
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$123.4	$3.6	$72.3	$6.3	$195.7	$9.9
Greater than three to six months	71.3	8.1	165.4	12.4	236.7	20.5
Greater than six to nine months	74.3	11.5	30.8	1.9	105.1	13.4
Greater than nine to twelve months	16.9	9.5	29.5	1.6	46.4	11.1
Greater than twelve to twenty-four months	42.2	11.8	18.9	4.4	61.1	16.2
Greater than twenty-four to thirty-six months	17.9	3.6	1.3	0.3	19.2	3.9
Greater than thirty-six months	693.0	317.0	483.5	269.5	1,176.5	586.5

Total fixed maturities, available-for-sale	$1,039.0	$365.1	$801.7	$296.4	$1,840.7	$661.5

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	December 31, 2012
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$7.7	$2.4	$7.7	$2.4
Greater than three to six months	—	—	1.1	0.7	1.1	0.7
Greater than six to nine months	—	—	0.4	0.3	0.4	0.3
Greater than nine to twelve months	3.0	2.5	17.6	5.7	20.6	8.2
Greater than twelve months	194.1	269.0	457.0	379.5	651.1	648.5

Total fixed maturities, available-for-sale	$197.1	$271.5	$483.8	$388.6	$680.9	$660.1

	December 31, 2011
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$42.4	$14.0	$231.7	$75.5	$274.1	$89.5
Greater than three to six months	74.4	32.2	587.3	263.9	661.7	296.1
Greater than six to nine months	18.2	11.6	77.6	47.2	95.8	58.8
Greater than nine to twelve months	3.5	1.6	6.9	8.5	10.4	10.1
Greater than twelve months	171.9	262.4	452.8	387.6	624.7	650.0

Total fixed maturities, available-for-sale	$310.4	$321.8	$1,356.3	$782.7	$1,666.7	$1,104.5

Mortgage Loans

        Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $10,167.7 million and $9,386.0 million as of December 31, 2012 and December 31, 2011, respectively. The carrying amount of our residential mortgage loan portfolio was $657.7 million and $746.0 million as of December 31, 2012 and December 31, 2011, respectively.

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

        Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of credit oriented retail properties, office properties, general-purpose industrial properties and apartments.

        Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 20% and 22% of our commercial mortgage loan portfolio as of December 31, 2012 and December 31, 2011, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

        The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of December 31, 2012 and December 31, 2011, the total number of commercial mortgage loans outstanding was 977 and 975, of which 68% and 71% were for loans with principal balances less than $10 million, respectively. The average loan size of our commercial mortgage portfolio was $10.4 million and $9.7 million as of December 31, 2012 and December 31, 2011, respectively.

        Commercial Mortgage Loan Credit Monitoring.    For further details on monitoring and management of our commercial mortgage loan portfolio, see Item 8. "Financial Statements, Notes to Consolidated Financial Statements, Note 4, Investments — Mortgage Loan Credit Monitoring."

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

        There has been a decrease in the total level of problem, potential problem and restructured commercial mortgages during 2012 primarily due to loan payoffs, foreclosures, and improvement in collateral occupancies and values. The South Atlantic and East North Central regions accounted for over 80% of the problem, potential problem and restructured commercial mortgages as of December 31, 2012. The South Atlantic, Pacific, and East North Central regions accounted for over 90% of the problem, potential problem, and restructured commercial mortgages as of December 31, 2011. Office properties accounted for over half of the problem, potential problem and restructured commercial mortgages as of December 31, 2012. Office and apartment properties accounted for over half of the problem, potential problem and restructured commercial mortgages as of December 31, 2011.

        The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated.

	December 31, 2012	December 31, 2011
	($ in millions)
Total commercial mortgages	$10,167.7	$9,386.0

Problem commercial mortgages	$40.1	$112.7
Potential problem commercial mortgages	177.6	152.8
Restructured problem commercial mortgages	—	7.5

Total problem, potential problem and restructured commercial mortgages	$217.7	$273.0

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	2.14%	2.91%

        Commercial Mortgage Loan Valuation Allowance.    The valuation allowance for commercial mortgage loans includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss may occur. For further details on the commercial mortgage valuation allowance, see Item 8. "Financial Statements, Notes to Consolidated Financial Statements, Note 4, Investments — Mortgage Loan Valuation Allowance."

        The valuation allowance decreased $13.0 million for the year ended December 31, 2012, and decreased $15.8 million for the year ended December 31, 2011. The decrease in the level of valuation allowance during 2012 and 2011 was related to the same market factors as those causing the decrease in the level of problem, potential problem and restructured commercial mortgages during the year ended December 31, 2012. The South Atlantic region accounts for the highest level of reserves at both December 31, 2012 and December 31, 2011.

        The following table represents our commercial mortgage valuation allowance for the periods indicated.

	December 31, 2012	December 31, 2011
	($ in millions)
Balance, beginning of period	$64.8	$80.6
Provision	13.5	17.0
Charge-offs	(26.7)	(32.9)
Recoveries	0.2	0.1

Balance, end of period	$51.8	$64.8

Valuation allowance as % of carrying value before reserves	0.51%	0.69%

        Residential Mortgage Loans.    The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $495.7 million and $611.0 million and first lien mortgages with an amortized cost of $206.4 million and $171.0 million as of December 31, 2012 and December 31, 2011, respectively, primarily held by our Bank and Trust Services business. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $32.3 million and $24.0 million as of December 31, 2012 and December 31, 2011, respectively.

        We establish the residential mortgage loan valuation allowance at levels considered adequate to absorb probable losses within the portfolio based on management's evaluation of the size and current risk characteristics of the portfolio. Such evaluation considers numerous factors, including, but not limited to net charge-off trends, loss forecasts, collateral values, geographic location, borrower credit scores, delinquency rates, industry condition and economic trends. During the third quarter of 2012, we increased our provision and charge-offs primarily due to implementation of guidance provided by the Office of the Comptroller of the Currency ("OCC") Bank Accounting Advisory Series, which provided additional clarification on accounting for loans discharged in bankruptcy and measurement of impairment on certain restructured loans. As of December 31, 2012, only 4% of loans that were charged off under the OCC guidance were 30 days or more past due. Implementation of this guidance also increased our nonaccrual loans. The changes in the valuation allowance are reported in net realized capital gains (losses) on our consolidated statements of operations.

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

	December 31, 2012	December 31, 2011
	($ in millions)
Balance, beginning of period	$36.0	$37.7
Provision	39.9	28.5
Charge-offs	(35.1)	(33.4)
Recoveries	3.6	3.2

Balance, end of period	$44.4	$36.0

Valuation allowance as % of carrying value before reserves	6.3%	4.6%

Real Estate

        Real estate consists primarily of commercial equity real estate. As of December 31, 2012 and December 31, 2011, the carrying amount of our equity real estate investment was $1,172.5 million, or 2%, and $1,083.9 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

        Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale." Real estate held for investment totaled $1,092.5 million and $1,047.3 million as of December 31, 2012 and December 31, 2011, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the year ended December 31, 2012 and 2011, there were no such impairment adjustments.

        The carrying amount of real estate held for sale was $80.0 million and $36.6 million as of December 31, 2012 and December 31, 2011, respectively. There were no valuation allowances as of December 31, 2012 or December 31, 2011. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

        We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

        Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, Pacific, and West South Central regions of the United States as of December 31, 2012. By property type, there is a concentration in office, retail, and industrial that represented approximately 75% of the equity real estate portfolio as of December 31, 2012.

Other Investments

        Our other investments totaled $1,847.4 million as of December 31, 2012, compared to $1,783.5 million as of December 31, 2011. Derivative assets accounted for $996.0 million and $1,156.5 million in other investments as of December 31, 2012 and December 31, 2011, respectively. The remaining invested assets include equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners.

International Investment Operations

        Of our invested assets, $5,997.3 million were held by our Principal International segment as of December 31, 2012. The assets are managed by either our Principal Global Investors segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major categories of international invested assets as of December 31, 2012 and December 31, 2011, were fixed maturities, other investments and residential mortgage loans. The remainder is invested in equity securities, commercial mortgage loans and real estate. In addition, policy loans are included in our invested assets. The following table excludes invested assets of the separate accounts.

	December 31, 2012		December 31, 2011
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities — Public	$3,698.7	62%	$3,269.1	63%
Equity securities	126.1	2	86.0	2
Mortgage loans:
Commercial	15.6	—	10.6	—
Residential	678.7	11	584.6	11
Real estate held for sale	7.0	—	8.2	—
Real estate held for investment	0.8	—	0.8	—
Policy loans	26.7	1	23.5	1
Other investments	1,443.7	24	1,202.3	23

Total invested assets	5,997.3	100%	5,185.1	100%

Cash and cash equivalents	105.4		92.2

Total invested assets and cash	$6,102.7		$5,277.3

        Investments in equity method subsidiaries and direct financing leases accounted for $718.0 million and $655.1 million, respectively, of other investments as of December 31, 2012, and $667.5 million and $507.5 million, respectively, of other investments as of December 31, 2011. The remaining other investments as of both December 31, 2012 and December 31, 2011, are primarily related to derivative assets and other short-term investments.

Fixed Maturities Exposure

        Economic and fiscal conditions in select European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to cause credit concerns particularly to financial institutions and banks with exposure to the European periphery region. Our exposure to the region within our International investment operations fixed maturities portfolio is manageable, representing 6.2% and 7.8% of our total International invested assets as of December 31, 2012 and December 31, 2011, respectively. Portfolio holdings with exposure to this region consist of fixed maturities issued in the same countries as our International operations by local subsidiaries of the European parent. Nearly all of the exposure is to bonds issued in Chile. In addition, we did not hold any sovereign debt issuances of the selected countries and had not bought or sold credit protection on sovereign issuances as of December 31, 2012 and December 31, 2011.

        Financial sector exposure is to local subsidiary banks, subject to local capital requirements and banking regulation. The current financial exposure carries an average AA local rating from S&P and the average time to maturity is 18 years. Non-financial sector exposure consists primarily of infrastructure bonds, which are backed by the project itself, often with minimum revenue guarantees from the government. The current non-financial exposure carries an average AA local rating from S&P. The current Italian exposure has an average time to maturity of 12 years. In addition, the current Spanish exposure has an average time to maturity of 14 years. As of December 31, 2012, our total portfolio exposure had an average price of 107 (carrying value/amortized cost).

        The following table presents the carrying amount of our European periphery zone fixed maturities exposure for the periods indicated.

	December 31, 2012			December 31, 2011
Select European Exposure	Italy	Spain	Total	Italy	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$237.3	$237.3	$—	$241.5	$241.5
Non-financial institutions	11.1	125.4	136.5	52.5	112.4	164.9

Total	$11.1	$362.7	$373.8	$52.5	$353.9	$406.4

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

Interest Rate Risk

        Interest rate risk is the risk we will incur economic losses due to adverse changes in interest rates. We are exposed to interest rate risk from several sources:

  •
  Due to the inherent difficulty in obtaining assets that mature or have their rate reset at the exact same time as the liabilities they support, assets may have to be reinvested or sold in the future to meet the liability cash flows in unknown interest rate environments.

  •
  There may be timing differences between when new liabilities are priced and when assets are purchased or procured that can cause fluctuations in profitability if interest rates move materially in the interim.

  •
  Prepayment options embedded within asset and liability contracts can alter the cash flow profiles from what was originally expected.

  •
  The spreads between the investment income we earn and the interest we credit to customers who own products with guaranteed minimum interest rates may decrease (or potentially become negative) during periods of sustained low interest rates.

  •
  During periods of sustained low interest rates, the interest rates that we earn on our assets may be lower than the rates assumed in pricing our insurance products, thereby reducing our profitability. If interest rates remain low over a sustained period of time, this may result in increases in our reserves and unlocking of our DPAC asset and other actuarial balances.

  •
  During a period of rising interest rates, policy surrenders, withdrawals, and requests for policy loans may increase as customers seek to achieve higher returns. We may be required to sell assets to raise the cash necessary to respond to such surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.

  •
  For our long-term borrowings, we are exposed to interest rate risk at the time of maturity or early redemption, when we may be required to refinance our obligations.

  •
  We are exposed to interest rate risk based upon the discount rate assumption used for purposes of valuing our pension and other postretirement benefit obligations.

        The following table provides detail on the differences between the interest rates being credited to contractholders as of December 31, 2012, and the respective guaranteed minimum interest rates, broken down by account values within the Retirement and Investor Services, U.S. Insurance Solutions and Principal International segments.

	Account values
	Retirement and Investor Services	U.S. Insurance Solutions (1)	Principal International (2)	Total	% of total account values
	($ in millions)
Excess of crediting rates over guaranteed minimums
Discretionary rate setting products
No difference	$8,180.1	$2,454.7	$374.8	$11,009.7	51.2%
Up to 0.50%	938.1	2,039.9	0.2	2,978.1	13.9%
0.51% to 1.00%	1,114.8	353.0	—	1,467.8	6.8%
1.01% to 1.50%	4,310.5	124.6	4.4	4,439.5	20.7%
1.51% to 2.00%	1,170.3	7.1	11.7	1,189.2	5.5%
2.01% and above	304.6	6.5	90.2	401.4	1.9%

Total discretionary rate setting products	16,018.5	4,985.8	481.4	21,485.7	100.0%

Other contracts (3)	16,653.2	38.9	7,501.2	24,193.3

Total account values	$32,671.8	$5,024.7	$7,982.6	$45,679.0

Percentage of discretionary rate setting product account values at guaranteed minimum rates	51%	49%	78%	51%
Average excess of crediting rates over guaranteed minimum interest rates for discretionary rate setting products	0.55%	0.18%	0.61%	0.47%

(1)
Excludes policy loans.

(2)
Includes account values from our equity method subsidiaries, adjusted to reflect the proportion of the subsidiaries' results that are reflected in our net income. Our liabilities in our Principal International segment are generally denominated in the functional currency of the country of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

(3)
Includes account values that have fixed or indexed returns where we do not have discretion in setting the rate, or where there is no guaranteed minimum rate.

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

        We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of December 31, 2012, approximately $10.9 billion, or 99%, of our institutional GICs and funding agreements cannot be redeemed by contractholders prior to maturity. We manage the interest rate risk associated with our long-term borrowings by monitoring the interest rate environment and evaluating refinancing opportunities as maturity dates approach.

        In 2012, plan fiduciaries implemented a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the GAAP funding status improves. The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans" and Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits" for more information.

        Duration-Managed.    Our exposure to interest rate risk stems largely from our substantial holdings of guaranteed fixed rate liabilities in our Retirement and Investor Services segment. We actively manage the duration of assets and liabilities in these products by minimizing the difference between the two.

        As of December 31, 2012, the difference between the asset and liability durations on our primary duration-managed portfolio was -0.13, as compared to -0.35 as of December 31, 2011. This duration gap indicates that, as of December 31, 2012, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $27,903.0 million and $26,811.6 million as of December 31, 2012 and December 31, 2011, respectively.

        Duration-Monitored.    For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of December 31, 2012, the estimated weighted-average difference between the asset and liability durations on these portfolios was -3.07, as compared to -3.03 as of December 31, 2011. This duration gap indicates that, as of December 31, 2012, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $26,446.4 million and $25,650.8 million as of December 31, 2012 and December 31, 2011, respectively.

        Non Duration-Managed.    We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,935.8 million and $5,400.0 million as of December 31, 2012 and December 31, 2011, respectively.

        Using the assumptions and data in effect as of December 31, 2012, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $847.8 million, compared with an estimated $871.9 million increase as of December 31, 2011. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e., the weighted-average difference between the asset and liability durations).

	December 31, 2012
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$27,903.0	3.86	(0.13)	$36.3
Duration-monitored	26,446.4	4.29	(3.07)	811.5
Non duration-managed	4,935.8	4.21	N/A	N/A

Total	$59,285.2			$847.8

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

        Debt Issued and Outstanding.    The aggregate fair value of long-term debt, excluding accrued interest, was $2,951.4 million and $1,750.7 million, as of December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, we estimate that a 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $308.1 million, as compared to an estimated $129.1 million increase as of December 31, 2011. As of December 31, 2012, we estimate that a 100 basis point immediate, parallel increase in interest rates would decrease the fair value of debt by approximately $289.3 million, as compared to an estimated $118.1 million decrease as of December 31, 2011. Debt is not recorded at fair value on the consolidated statements of financial position.

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

        Derivatives in our portfolio with interest rate sensitivity were in a net liability position with a fair value of $247.0 million and $424.6 million as of December 31, 2012 and December 31, 2011, respectively. The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	December 31, 2012
			Fair value (no accrued interest)
	Notional amount	Weighted average term (years) (1)	-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$18,381.2	5.71	$(199.1)	$(296.2)	$(377.2)
Interest rate collars	500.0	10.15	81.8	48.5	19.2
Swaptions	325.0	2.71	0.1	0.7	2.6
Futures	82.0	0.24	(2.6)	—	2.6

Total	$19,288.2		$(119.8)	$(247.0)	$(352.8)

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

Foreign Currency Risk

        Foreign currency risk is the risk we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements issued to nonqualified institutional investors in the international market, foreign currency-denominated fixed maturities and our international operations, including potential acquisition and divestiture activity.

        We estimate that as of December 31, 2012, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2011. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

        For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $191.2 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2012, as compared to an estimated $167.8 million, or 10%, reduction as of December 31, 2011. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $17.5 million, or 11%, reduction in the operating earnings of our international operations for the year ended December 31, 2012, as compared to an estimated $14.8 million, or 10%, reduction for the year ended December 31, 2011.

        The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

        Use of Derivatives to Manage Foreign Currency Risk.    The foreign currency risk on funding agreements and fixed maturities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $2,209.6 million and $2,454.3 million as of December 31, 2012 and December 31, 2011, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,164.0 million and $1,390.1 million as of December 31, 2012 and December 31, 2011, respectively.

        With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our operations in Chile had currency swaps with a notional amount of $80.5 million and $75.4 million as of December 31, 2012 and December 31, 2011, respectively. Chile also utilized currency forwards with a notional amount of $257.2 million and $147.3 million as of December 31, 2012 and December 31, 2011, respectively.

        We used currency options with a notional amount of $1,400.0 million and currency forwards with a notional amount of $300.0 million as of December 31, 2012, to manage the foreign currency risk associated with a business combination. There were no hedges of business combinations outstanding at December 31, 2011. Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2012 or 2011.

Equity Risk

        Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of December 31, 2012 and December 31, 2011, the fair value of our equity securities was $389.3 million and $481.9 million, respectively. As of December 31, 2012, we estimate that a 10% decline in the value of the equity securities would result in an unrealized loss of $38.9 million, as compared to an estimated unrealized loss of $48.2 million as of December 31, 2011.

        We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition costs and other actuarial balances. We estimate that an immediate 10% decline in the S&P index, followed by a 2% per quarter increase would reduce our annual operating earnings by approximately 4% to 6%. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition costs and other actuarial balances. For further discussion, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Policy Acquisition Costs and Other Actuarial Balances."

        The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our exposure will change as a result of changes in our mix of business.

        We also have equity risk associated with (1) fixed deferred annuity contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit ("GMDB") that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount; (4) investment-type contracts in which the return is tied to an external equity index and (5) investment-type contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans."

        Use of Derivatives to Manage Equity Risk.    We economically hedge the fixed deferred annuity product, where the interest credited is linked to an external equity index, by purchasing options that match the product's profile. We economically hedge the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps. We economically hedge the investment contract exposure to an external equity index using equity call options. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. We economically hedge these exposures, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $455.6 million, $1,811.8 million, and $2,904.8 million, respectively.

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

        We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $359.8 million and $607.0 million and total return swaps of $100.0 million and $15.0 million as of December 31, 2012 and December 31, 2011, respectively. We had credit exposure through credit default swaps with a notional amount of $110.4 million and $147.4 million as of December 31, 2012 and December 31, 2011, respectively, by investing in various tranches of synthetic collateralized debt obligations. In addition, we sold credit default swaps creating replicated assets with a notional amount of $908.1 million and $775.9 million as of December 31, 2012 and December 31, 2011, respectively.

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

  •
  implementing credit support annex (collateral) agreements ("CSAs") with a majority of our counterparties to further limit counterparty exposures, which provide for netting of exposures;

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

        Based on our accounting policy, our disclosed exposure measures the fair value of derivatives that have become favorable to us and, therefore, is a combined credit exposure if all of the involved counterparties failed to fulfill their obligations. In the hypothetical scenario where all of our counterparties fail to fulfill their obligations, our exposure would be $1,086.7 million; however, including collateral received our exposure would be reduced to $838.7 million at December 31, 2012. For further information on derivative exposure, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments" under the caption, "Exposure."

        We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. Netting positive and negative exposures would yield an exposure of $247.6 million, which is reduced to zero with pledged collateral at December 31, 2012. As of December 31, 2012, we held total collateral of $248.0 million in the form of cash and securities and we posted $296.9 million in cash and securities as collateral to our counterparties. We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As a result of our management of our counterparty risk and the collateralization of our derivative portfolio, any deterioration in our derivative counterparties' credit would not materially impact our financial statements as of December 31, 2012.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited Principal Financial Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). Management of Principal Financial Group, Inc. ("the Company") is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Principal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Principal Financial Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 13, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 13, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for the capitalization of deferred policy acquisition costs effective January 1, 2012, for credit derivatives embedded in beneficial interests in securitized financial assets effective July 1, 2010 and for variable interest entities effective January 1, 2010. In addition, the Company has elected to change its methods of accounting for the cost of long duration universal life and variable universal life reinsurance contracts and for the estimated gross profits of these contracts effective January 1, 2012.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 13, 2013

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31, 2012	December 31, 2011
		(As adjusted)
	(in millions)
Assets
Fixed maturities, available-for-sale (2012 and 2011 include $194.6 million and $214.2 million related to consolidated variable interest entities)	$50,939.3	$49,006.7
Fixed maturities, trading (2012 and 2011 include $110.4 million and $132.4 million related to consolidated variable interest entities)	626.7	971.7
Equity securities, available-for-sale	136.5	77.1
Equity securities, trading (2012 and 2011 include $0.0 million and $207.6 million related to consolidated variable interest entities)	252.8	404.8
Mortgage loans	11,519.7	10,727.2
Real estate	1,180.3	1,092.9
Policy loans	864.9	885.1
Other investments (2012 and 2011 include $80.3 million and $97.8 million related to consolidated variable interest entities and $113.9 million and $97.5 million measured at fair value under the fair value option)	3,291.1	2,985.8

Total investments	68,811.3	66,151.3
Cash and cash equivalents (2012 and 2011 include $0.0 million and $317.7 million related to consolidated variable interest entities)	4,177.2	2,833.9
Accrued investment income	584.4	615.2
Premiums due and other receivables	1,084.4	1,196.5
Deferred policy acquisition costs	2,673.8	2,428.0
Property and equipment	464.2	457.2
Goodwill	543.4	482.3
Other intangibles	927.2	890.6
Separate account assets	81,653.8	71,364.4
Other assets	1,006.8	942.3

Total assets	$161,926.5	$147,361.7

Liabilities
Contractholder funds	$37,786.5	$37,676.4
Future policy benefits and claims	22,436.2	20,210.4
Other policyholder funds	716.4	548.6
Short-term debt	40.8	105.2
Long-term debt	2,671.3	1,564.8
Income taxes currently payable	15.3	3.1
Deferred income taxes	626.5	208.7
Separate account liabilities	81,653.8	71,364.4
Other liabilities (2012 and 2011 include $302.9 million and $565.2 million related to consolidated variable interest entities, of which $85.0 million and $88.4 million are measured at fair value under the fair value option)	6,146.1	6,286.2

Total liabilities	152,092.9	137,967.8
Redeemable noncontrolling interest	60.4	22.2
Stockholders' equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2012 and 2011	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2012 and 2011	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 453.5 million and 450.3 million shares issued, and 293.8 million and 301.1 million shares outstanding in 2012 and 2011	4.5	4.5
Additional paid-in capital	9,730.9	9,634.7
Retained earnings	4,940.2	4,402.3
Accumulated other comprehensive income	631.9	258.0
Treasury stock, at cost (159.7 million and 149.2 million shares in 2012 and 2011)	(5,554.4)	(5,281.7)

Total stockholders' equity attributable to Principal Financial Group, Inc.	9,753.2	9,017.9
Noncontrolling interest	20.0	353.8

Total stockholders' equity	9,773.2	9,371.7

Total liabilities and stockholders' equity	$161,926.5	$147,361.7

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
	(in millions, except per share data)
Revenues
Premiums and other considerations	$3,219.4	$2,891.0	$3,555.5
Fees and other revenues	2,626.7	2,526.7	2,337.1
Net investment income	3,254.9	3,375.3	3,495.8
Net realized capital gains, excluding impairment losses on available-for-sale securities	232.7	75.0	50.0
Total other-than-temporary impairment losses on available-for-sale securities	(135.9)	(147.6)	(296.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	17.3	(49.7)	56.1

Net impairment losses on available-for-sale securities	(118.6)	(197.3)	(240.2)

Net realized capital gains (losses)	114.1	(122.3)	(190.2)

Total revenues	9,215.1	8,670.7	9,198.2
Expenses
Benefits, claims and settlement expenses	5,123.9	4,616.6	5,204.3
Dividends to policyholders	197.7	210.2	219.9
Operating expenses	2,934.1	2,950.8	2,988.3

Total expenses	8,255.7	7,777.6	8,412.5

Income before income taxes	959.4	893.1	785.7
Income taxes	134.7	204.2	104.9

Net income	824.7	688.9	680.8
Net income attributable to noncontrolling interest	18.8	36.2	17.9

Net income attributable to Principal Financial Group, Inc.	805.9	652.7	662.9
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$772.9	$619.7	$629.9

Earnings per common share
Basic earnings per common share	$2.60	$1.97	$1.97

Diluted earnings per common share	$2.57	$1.95	$1.95

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
	(in millions)
Net income	$824.7	$688.9	$680.8
Other comprehensive income (loss), net:
Net unrealized gains on available-for-sale securities	557.6	208.6	1,113.5
Noncredit component of impairment losses on fixed maturities, available-for-sale	(6.7)	31.0	(33.7)
Net unrealized gains (losses) on derivative instruments	(43.6)	23.6	12.9
Foreign currency translation adjustment	(4.8)	(139.5)	31.9
Net unrecognized postretirement benefit obligation	(127.4)	(172.9)	208.0

Other comprehensive income (loss)	375.1	(49.2)	1,332.6

Comprehensive income	1,199.8	639.7	2,013.4
Comprehensive income attributable to noncontrolling interest	20.0	35.7	18.1

Comprehensive income attributable to Principal Financial Group, Inc.	$1,179.8	$604.0	$1,995.3

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders' equity
	(in millions)
Balances at January 1, 2010 (as adjusted)	$—	$0.1	$4.5	$9,492.9	$3,584.1	$(1,061.8)	$(4,722.7)	$122.9	$7,420.0
Common stock issued	—	—	—	20.6	—	—	—	—	20.6
Stock-based compensation and additional related tax benefits	—	—	—	50.3	(2.3)	—	—	—	48.0
Treasury stock acquired, common	—	—	—	—	—	—	(2.6)	—	(2.6)
Dividends to common stockholders	—	—	—	—	(176.2)	—	—	—	(176.2)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(7.8)	(7.8)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	24.0	24.0
Effects of implementation of accounting change related to variable interest entities, net	—	—	—	—	(10.7)	10.7	—	—	—
Effects of electing fair value option for fixed maturities upon implementation of accounting change related to embedded credit derivatives, net	—	—	—	—	(25.4)	25.4	—	—	—
Net income	—	—	—	—	662.9	—	—	17.9	680.8
Other comprehensive income	—	—	—	—	—	1,332.4	—	0.2	1,332.6

Balances at December 31, 2010 (as adjusted)	—	0.1	4.5	9,563.8	3,999.4	306.7	(4,725.3)	157.2	9,306.4
Common stock issued	—	—	—	25.9	—	—	—	—	25.9
Stock-based compensation and additional related tax benefits	—	—	—	47.0	(3.1)	—	—	—	43.9
Treasury stock acquired, common	—	—	—	—	—	—	(556.4)	—	(556.4)
Dividends to common stockholders	—	—	—	—	(213.7)	—	—	—	(213.7)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(9.8)	(9.8)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	174.6	174.6
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2.0)	—	—	—	(3.7)	(5.7)
Net income (excludes $0.2 million attributable to redeemable noncontrolling interest)	—	—	—	—	652.7	—	—	36.0	688.7
Other comprehensive loss	—	—	—	—	—	(48.7)	—	(0.5)	(49.2)

Balances at December 31, 2011 (as adjusted)	—	0.1	4.5	9,634.7	4,402.3	258.0	(5,281.7)	353.8	9,371.7
Common stock issued	—	—	—	28.9	—	—	—	—	28.9
Stock-based compensation and additional related tax benefits	—	—	—	67.3	(3.7)	—	—	—	63.6
Treasury stock acquired, common	—	—	—	—	—	—	(272.7)	—	(272.7)
Dividends to common stockholders	—	—	—	—	(231.3)	—	—	—	(231.3)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(10.7)	(10.7)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	13.1	13.1
Deconsolidation of certain variable interest entities	—	—	—	—	—	—	—	(353.2)	(353.2)
Net income (excludes $1.9 million attributable to redeemable noncontrolling interest)	—	—	—	—	805.9	—	—	16.9	822.8
Other comprehensive income (excludes $1.1 million attributable to redeemable noncontrolling interest)	—	—	—	—	—	373.9	—	0.1	374.0

Balances at December 31, 2012	$—	$0.1	$4.5	$9,730.9	$4,940.2	$631.9	$(5,554.4)	$20.0	$9,773.2

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
	(in millions)
Operating activities
Net income	$824.7	$688.9	$680.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	92.6	260.3	268.7
Additions to deferred policy acquisition costs	(435.3)	(349.6)	(329.7)
Accrued investment income	30.8	50.9	25.8
Net cash flows for trading securities	335.8	110.8	188.3
Premiums due and other receivables	70.6	(130.2)	(102.3)
Contractholder and policyholder liabilities and dividends	2,054.7	1,201.4	1,303.9
Current and deferred income taxes	20.4	20.4	41.2
Net realized capital (gains) losses	(114.1)	122.3	190.2
Depreciation and amortization expense	141.3	115.8	164.7
Mortgage loans held for sale, acquired or originated	(48.0)	(132.3)	(60.6)
Mortgage loans held for sale, sold or repaid, net of gain	90.0	82.0	61.2
Real estate acquired through operating activities	(46.4)	(37.4)	—
Real estate sold through operating activities	43.9	141.8	121.6
Stock-based compensation	63.8	43.4	47.6
Other	(43.9)	524.8	190.3

Net adjustments	2,256.2	2,024.4	2,110.9

Net cash provided by operating activities	3,080.9	2,713.3	2,791.7
Investing activities
Available-for-sale securities:
Purchases	(8,263.9)	(6,742.4)	(7,187.9)
Sales	1,303.7	980.7	1,684.6
Maturities	6,647.5	5,760.8	5,161.3
Mortgage loans acquired or originated	(2,538.4)	(1,484.9)	(1,272.0)
Mortgage loans sold or repaid	1,668.0	1,793.1	1,798.0
Real estate acquired	(151.8)	(129.9)	(53.8)
Net purchases of property and equipment	(38.9)	(56.9)	(21.5)
Purchase of interests in subsidiaries, net of cash acquired	(80.4)	(270.5)	—
Net change in other investments	(157.2)	(52.1)	(81.2)

Net cash provided by (used in) investing activities	(1,611.4)	(202.1)	27.5
Financing activities
Issuance of common stock	28.9	25.9	20.6
Acquisition of treasury stock	(272.7)	(556.4)	(2.6)
Proceeds from financing element derivatives	51.8	75.9	79.3
Payments for financing element derivatives	(49.9)	(46.5)	(46.5)
Excess tax benefits from share-based payment arrangements	10.8	2.0	1.0
Dividends to common stockholders	(231.3)	(213.7)	(176.2)
Dividends to preferred stockholders	(33.0)	(33.0)	(33.0)
Issuance of long-term debt	1,493.4	—	2.3
Principal repayments of long-term debt	(450.6)	(12.2)	(11.1)
Net proceeds from (repayments of) short-term borrowings	(68.8)	3.2	1.7
Investment contract deposits	6,900.4	6,302.1	4,283.8
Investment contract withdrawals	(7,522.6)	(7,079.0)	(7,343.4)
Net increase (decrease) in banking operation deposits	32.0	(18.5)	46.2
Other	(14.6)	(4.5)	(4.3)

Net cash used in financing activities	(126.2)	(1,554.7)	(3,182.2)

Net increase (decrease) in cash and cash equivalents	1,343.3	956.5	(363.0)
Cash and cash equivalents at beginning of period	2,833.9	1,877.4	2,240.4

Cash and cash equivalents at end of period	$4,177.2	$2,833.9	$1,877.4

Supplemental Information:
Cash paid for interest	$127.7	$154.1	$123.4
Cash paid for income taxes	$82.7	$152.8	$55.2

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

1. Nature of Operations and Significant Accounting Policies

Description of Business

        Principal Financial Group, Inc. ("PFG"), along with its consolidated subsidiaries, is a diversified financial services organization engaged in promoting retirement savings and investment and insurance products and services in the U.S. and selected international markets.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of PFG and all other entities in which we directly or indirectly have a controlling financial interest as well as those variable interest entities ("VIEs") in which we are the primary beneficiary. Entities in which we have significant management influence over the operating and financing decisions but are not required to consolidate, other than investments accounted for at fair value under the fair value option, are reported using the equity method. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). All significant intercompany accounts and transactions have been eliminated.

        Reclassifications have been made to prior period financial statements to conform to the December 31, 2012, presentation.

Closed Block

        Principal Life Insurance Company ("Principal Life") operates a closed block ("Closed Block") for the benefit of individual participating dividend-paying policies in force at the time of the 1998 mutual insurance holding company ("MIHC") formation. See Note 6, Closed Block, for further details.

Accounting Changes

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

        Effective January 1, 2012, we elected to change our methods of accounting for the cost of long duration universal life and variable universal life reinsurance contracts and for the estimated gross profits ("EGPs") of these contracts. These changes are collectively referred to as the "Reinsurance Accounting Change". Under our previous method, we recognized all reinsurance cash flows as part of the net cost of reinsurance and amortized this balance over the estimated lives of the underlying policies in proportion to the pattern of EGPs on the underlying policies. Under the new method, any difference between actual and expected reinsurance cash flows is recognized in earnings immediately instead of being deferred and amortized over the life of the underlying policies. In conjunction with this change, we also changed our policy for determining EGPs relating to these contracts to include the difference between actual and expected reinsurance cash flows, where previously these effects had not been included. We adopted the new policies because we believe that they better reflect the economics of our reinsurance transactions by accounting for direct claims and related reinsurance recoveries in the same period. In addition, the new policies are consistent with our intent to purchase reinsurance to protect us against large and unexpected claims.

        Comparative amounts from prior periods have been adjusted to apply the new deferred policy acquisition cost ("DPAC") guidance ("DPAC Guidance") and the Reinsurance Accounting Change retrospectively in these financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

1. Nature of Operations and Significant Accounting Policies — (continued)

        Our retrospective adoption of the DPAC Guidance and the Reinsurance Accounting Change resulted in reductions to the opening balances of retained earnings and accumulated other comprehensive income ("AOCI") as of January 1, 2010, as shown in the following table.

		Attributed to
	Impact on opening balance as of January 1, 2010
		DPAC Guidance	Reinsurance Accounting Change
	(in millions)
Retained earnings	$(576.6)	$(555.8)	$(20.8)
Accumulated other comprehensive income	(19.8)	(19.9)	0.1

        The following tables show the prior period financial statement line items that were affected by the DPAC Guidance and the Reinsurance Accounting Change.

Consolidated Statements of Financial Position

	December 31, 2011
				Change attributed to
	As adjusted	As originally reported	Effect of change	DPAC Guidance	Reinsurance Accounting Change (1)
	(in millions)
Assets
Other investments	$2,985.8	$2,988.0	$(2.2)	$(2.2)	$—
Premiums due and other receivables	1,196.5	1,245.2	(48.7)	—	(48.7)
Deferred policy acquisition costs	2,428.0	3,313.5	(885.5)	(884.4)	(1.1)
Liabilities
Future policy benefits and claims	20,210.4	20,207.9	2.5	—	2.5
Other policyholder funds	548.6	543.7	4.9	7.0	(2.1)
Deferred income taxes	208.7	533.4	(324.7)	(307.1)	(17.6)
Stockholders' equity
Retained earnings	4,402.3	5,077.5	(675.2)	(642.0)	(33.2)
Accumulated other comprehensive income	258.0	201.9	56.1	55.5	0.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

1. Nature of Operations and Significant Accounting Policies — (continued)

Consolidated Statements of Operations

	For the year ended December 31, 2011
				Change attributed to
	As adjusted	As originally reported	Effect of change	DPAC Guidance	Reinsurance Accounting Change (1)
	(in millions, except per share data)
Revenue
Fees and other revenues	$2,526.7	$2,565.1	$(38.4)	$0.7	$(39.1)
Net investment income	3,375.3	3,375.8	(0.5)	(0.5)	—
Expenses
Benefits, claims and settlement expenses	4,616.6	4,454.1	162.5	(0.1)	162.6
Operating expenses	2,950.8	3,057.7	(106.9)	14.8	(121.7)
Income before income taxes	893.1	987.6	(94.5)	(14.5)	(80.0)
Income taxes	204.2	236.4	(32.2)	(4.2)	(28.0)

Net income	$688.9	$751.2	$(62.3)	$(10.3)	$(52.0)

Net income available to common stockholders	$619.7	$682.0	$(62.3)	$(10.3)	$(52.0)

Earnings per common share
Basic earnings per common share	$1.97	$2.17	$(0.20)	$(0.03)	$(0.17)

Diluted earnings per common share	$1.95	$2.15	$(0.20)	$(0.03)	$(0.17)

	For the year ended December 31, 2010
				Change attributed to
	As adjusted	As originally reported	Effect of change	DPAC Guidance	Reinsurance Accounting Change
	(in millions, except per share data)
Revenue
Fees and other revenues	$2,337.1	$2,298.1	$39.0	$1.8	$37.2
Net investment income	3,495.8	3,496.5	(0.7)	(0.7)	—
Net realized capital gains, excluding impairment losses on available-for-sale securities	50.0	48.7	1.3	1.3	—
Expenses
Benefits, claims and settlement expenses	5,204.3	5,338.4	(134.1)	0.1	(134.2)
Operating expenses	2,988.3	2,759.0	229.3	118.7	110.6
Income before income taxes	785.7	841.3	(55.6)	(116.4)	60.8
Income taxes	104.9	124.1	(19.2)	(40.5)	21.3

Net income	$680.8	$717.2	$(36.4)	$(75.9)	$39.5

Net income available to common stockholders	$629.9	$666.3	$(36.4)	$(75.9)	$39.5

Earnings per common share
Basic earnings per common share	$1.97	$2.08	$(0.11)	$(0.24)	$0.13

Diluted earnings per common share	$1.95	$2.06	$(0.11)	$(0.23)	$0.12

(1)
In the second quarter of 2011, we made various routine adjustments to our model and assumptions in our individual life insurance business. When we updated our actuarial models for the Reinsurance Accounting Change, several of the components of our integrated insurance accounting model were impacted, resulting in changes to various balance sheet and income statement line items. While the same model and assumptions were used to derive both the "as originally reported" and "as adjusted" balances, the financial statement impacts of the model and assumption changes upon adjustment were different than previously reported because of changes to the pattern of EGPs caused by the application of our Reinsurance Accounting Change.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

1. Nature of Operations and Significant Accounting Policies — (continued)

        The following tables show the impact of the Reinsurance Accounting Change on the current period financial statements.

Consolidated Statements of Financial Position

	December 31, 2012
	New reinsurance accounting method	Former reinsurance accounting method	Effect of Reinsurance Accounting Change
	(in millions)
Assets
Premiums due and other receivables	$1,084.4	$1,117.6	$(33.2)
Deferred policy acquisition costs	2,673.8	2,653.2	20.6
Liabilities
Future policy benefits and claims	22,436.2	22,437.0	(0.8)
Other policyholder funds	716.4	710.6	5.8
Deferred income taxes	626.5	632.6	(6.1)
Stockholders' equity
Retained earnings	4,940.2	4,978.9	(38.7)
Accumulated other comprehensive income	631.9	604.7	27.2

Consolidated Statements of Operations

	For the year ended December 31, 2012
	New reinsurance accounting method	Former reinsurance accounting method	Effect of Reinsurance Accounting Change
	(in millions, except per share data)
Revenue
Fees and other revenues	$2,626.7	$2,635.7	$(9.0)
Expenses
Benefits, claims and settlement expenses	5,123.9	5,098.9	25.0
Operating expenses	2,934.1	2,959.7	(25.6)
Income before income taxes	959.4	967.8	(8.4)
Income taxes	134.7	137.6	(2.9)

Net income	$824.7	$830.2	$(5.5)

Net income available to common stockholders	$772.9	$778.4	$(5.5)

Earnings per common share
Basic earnings per common share	$2.60	$2.62	$(0.02)

Diluted earnings per common share	$2.57	$2.59	$(0.02)

        Certain of the current and prior period line items in the consolidated statements of cash flows, stockholders' equity and comprehensive income were affected by the DPAC Guidance and the Reinsurance Accounting Change. All of the line item changes in the consolidated statements of cash flows were included in the operating activities section and the changes in the consolidated statements of stockholders' equity and comprehensive income have largely been addressed through the preceding disclosures.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

1. Nature of Operations and Significant Accounting Policies — (continued)

        In December 2011, the FASB issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. This new guidance will be effective for us for interim and annual reporting periods beginning January 1, 2013, with retrospective application required, and is not expected to have a material impact on our consolidated financial statements.

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

        In September 2011, the FASB issued authoritative guidance that amends how goodwill is tested for impairment. The amendments provide an option to perform a qualitative assessment to determine whether it is necessary to perform the annual two-step quantitative goodwill impairment test. This guidance was effective for our 2012 goodwill impairment test and did not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued authoritative guidance that changes the presentation of comprehensive income in the financial statements. The new guidance eliminates the presentation options contained in current guidance and instead requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that show the components of net income and other comprehensive income ("OCI"), including adjustments for items that are reclassified from other comprehensive income to net income. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued a final standard to defer the new requirement to present classification adjustments out of OCI to net income on the face of the financial statements. All other requirements contained in the original statement on comprehensive income are still effective. This guidance was effective for us on January 1, 2012, and did not have a material impact on our consolidated financial statements. The required disclosures are included in our consolidated financial statements. See Note 13, Stockholders' Equity, for further details.

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

        Also in April 2011, the FASB issued authoritative guidance which clarifies when creditors should classify a loan modification as a troubled debt restructuring ("TDR"). A TDR occurs when a creditor grants a concession to a debtor experiencing financial difficulties. Loans denoted as a TDR are considered impaired and are specifically reserved for when calculating the allowance for credit losses. This guidance also ended the indefinite deferral issued in January 2011 surrounding new disclosures on loans classified as a TDR required as part of the credit quality disclosures guidance issued in July 2010. This guidance was effective for us on July 1, 2011, and was applied retrospectively to restructurings occurring on or after January 1, 2011. This guidance did not have a material impact on our consolidated financial statements. See Note 4, Investments, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

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

        In March 2010, the FASB issued authoritative guidance that amends and clarifies the guidance on evaluation of credit derivatives embedded in beneficial interests in securitized financial assets, including asset-backed securities ("ABS"), credit-linked notes, collateralized loan obligations and collateralized debt obligations ("CDOs"). This guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. We adopted this guidance effective July 1, 2010, and within the scope of this guidance reclassified fixed maturities with a fair value of $75.3 million from available-for-sale to trading. The cumulative change in accounting principle related to unrealized losses on these fixed maturities resulted in a net $25.4 million decrease to retained earnings, with a corresponding increase to AOCI.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

1. Nature of Operations and Significant Accounting Policies — (continued)

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

Investments

        Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred stock. Equity securities include mutual funds, common stock and nonredeemable preferred stock. We classify fixed maturities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 14, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders' equity, net of adjustments related to DPAC, reinsurance assets or liabilities, sales inducements, unearned revenue reserves, policyholder liabilities, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to hedged portions of available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). We also have a minimal amount of assets within trading securities portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. Mark-to-market adjustments related to these trading securities are reflected in net investment income.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

1. Nature of Operations and Significant Accounting Policies — (continued)

        Real estate investments are reported at cost less accumulated depreciation. The initial cost basis of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost basis of the properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $87.0 million and $44.8 million as of December 31, 2012 and 2011, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

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

        Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision and impairments of real estate held for investment. Investment gains and losses on sales of certain real estate held for sale that do not meet the criteria for classification as a discontinued operation and mark-to-market adjustments on trading securities that support investment strategies that involve the active and frequent purchase and sale of fixed maturities are reported as net investment income and are excluded from net realized capital gains (losses).

        Policy loans and other investments, excluding investments in unconsolidated entities and commercial mortgage loans of consolidated VIEs for which the fair value option was elected, are primarily reported at cost.

Derivatives

        Overview.    Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivatives generally used by us include interest rate swaps, interest rate collars, swaptions, interest rate futures, currency swaps, currency forwards, currency options, equity options, equity futures, credit default swaps and total return swaps. Derivatives may be exchange traded or contracted in the over-the-counter market. Derivative positions are either assets or liabilities in the consolidated statements of financial position and are measured at fair value, generally by obtaining quoted market prices or through the use of pricing models. See Note 14, Fair Value Measurements, for policies related to the determination of fair value. Fair values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, and market volatility and liquidity.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

1. Nature of Operations and Significant Accounting Policies — (continued)

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

December 31, 2012

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

        Participating business represented approximately 13%, 15% and 16% of our life insurance in force and 47%, 50% and 53% of the number of life insurance policies in force at December 31, 2012, 2011 and 2010, respectively. Participating business represented approximately 43%, 47% and 49% of life insurance premiums for the years ended December 31, 2012, 2011 and 2010, respectively. The amount of dividends to policyholders is declared annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

December 31, 2012

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

1. Nature of Operations and Significant Accounting Policies — (continued)

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

Reinsurance

        We enter into reinsurance agreements with other companies in the normal course of business. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2012 and 2011, our largest exposures to a single third-party reinsurer in our individual life insurance business were $29.7 billion and $25.3 billion of life insurance in force, representing 18% and 16% of total net individual life insurance in force, respectively. The reinsurance recoverable related to this single third party reinsurer recorded in our consolidated statements of financial position was $26.1 million and $22.6 million at December 31, 2012 and 2011, respectively.

        The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Premiums and other considerations:
Direct	$3,554.1	$3,205.6	$3,859.8
Assumed	2.6	3.0	3.5
Ceded	(337.3)	(317.6)	(307.8)

Net premiums and other considerations	$3,219.4	$2,891.0	$3,555.5

Benefits, claims and settlement expenses:
Direct	5,268.6	4,926.5	5,471.8
Assumed	33.9	34.0	36.9
Ceded	(178.6)	(343.9)	(304.4)

Net benefits, claims and settlement expenses	$5,123.9	$4,616.6	$5,204.3

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

        At December 31, 2012 and December 31, 2011, the separate accounts include a separate account valued at $148.3 million and $146.5 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

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

Foreign Exchange

        Assets and liabilities of our foreign subsidiaries and affiliates denominated in non-U.S. dollars, where the U.S. dollar is not the functional currency, are translated into U.S. dollar equivalents at the year-end spot foreign exchange rates. Resulting translation adjustments are reported as a component of stockholders' equity, along with any related hedge and tax effects. Revenues and expenses for these entities are translated at the average exchange rates. Revenue, expense and other foreign currency transaction and translation adjustments that affect cash flows are reported in net income, along with related hedge and tax effects.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

2. Goodwill and Other Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement and Investor Services	Principal Global Investors	Principal International	U.S. Insurance Solutions	Corporate	Consolidated
	(in millions)
Balance at January 1, 2011	$72.6	$169.0	$58.9	$43.4	$1.5	$345.4
Goodwill from acquisitions	—	68.0	86.2	—	—	154.2
Foreign currency	—	—	(17.3)	—	—	(17.3)
Other	—	—	—	1.5	(1.5)	—

Balance at December 31, 2011	72.6	237.0	127.8	44.9	—	482.3
Goodwill from acquisitions	—	—	63.3	10.5	—	73.8
Foreign currency	—	2.9	(11.6)	—	—	(8.7)
Other	(4.0)	—	—	—	—	(4.0)

Balance at December 31, 2012	$68.6	$239.9	$179.5	$55.4	$—	$543.4

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

Finite Lived Intangible Assets

        Amortized intangible assets that continue to be subject to amortization over a weighted average remaining expected life of 13 years were as follows:

	December 31,
	2012			2011
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Present value of future profits	$205.1	$70.7	$134.4	$191.7	$47.9	$143.8
Other finite lived intangible assets	244.5	147.0	97.5	218.9	139.3	79.6

Total amortized intangible assets	$449.6	$217.7	$231.9	$410.6	$187.2	$223.4

        During 2012 and 2010, we fully amortized other finite lived intangible assets of $5.0 million and $1.7 million, respectively. We had no fully amortized other finite lived intangible assets in 2011.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

2. Goodwill and Other Intangible Assets — (continued)

        The changes in the carrying amount of PVFP, reported in our Principal International segment were as follows (in millions):

Balance at January 1, 2010	$98.4
Interest accrued	8.0
Amortization	(11.5)
Foreign currency	5.1

Balance at December 31, 2010	100.0
Acquisitions	67.4
Interest accrued	9.4
Amortization	(14.2)
Foreign currency	(18.8)

Balance at December 31, 2011	143.8
Interest accrued	11.8
Amortization	(31.2)
Foreign currency	10.0

Balance at December 31, 2012	$134.4

        At December 31, 2012, the estimated amortization expense, net of interest accrued, related to PVFP for the next five years is as follows (in millions):

Year ending December 31:
2013	$5.1
2014	4.7
2015	4.9
2016	6.0
2017	7.4

        Other Finite Lived Intangible Assets.    During 2010, we recorded a $1.6 million pre-tax impairment loss as an operating expense related to finite lived intangible assets with a gross carrying amount of $6.0 million and $4.4 million of accumulated amortization at the time of impairment resulting from our decision to exit the group medical insurance business.

        The amortization expense for intangible assets with finite useful lives was $12.6 million, $11.3 million and $18.9 million for 2012, 2011 and 2010, respectively. At December 31, 2012, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2013	$13.7
2014	12.5
2015	10.7
2016	10.6
2017	10.0

Indefinite Lived Intangible Assets

        The net carrying amount of unamortized indefinite lived intangible assets was $695.3 million and $667.2 million as of December 31, 2012 and 2011, respectively. As of both December 31, 2012 and 2011, $608.0 million relates to investment management contracts associated with our December 31, 2006, acquisition of WM Advisors, Inc.

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

December 31, 2012

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

Hedge Funds

        We are a general partner with insignificant equity ownership in various hedge funds. These entities were deemed VIEs due to the equity owners not having decision-making ability. Prior to the second quarter of 2012, we determined we were the primary beneficiary of these entities due to our control through our management relationships, related party ownership and our fee structure in certain of these funds.

        In the second quarter of 2012, the hedge funds were no longer consolidated. We determined we were no longer the primary beneficiary due to the increase in external ownership in the funds. As a result of deconsolidation, total assets decreased $587.2 million and liabilities and noncontrolling interest decreased $586.1 million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

3. Variable Interest Entities — (continued)

        The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

	Grantor trusts	Collateralized private investment vehicles	CMBS	Hedge funds (2)	Total
	(in millions)
December 31, 2012
Fixed maturities, available-for-sale	$194.6	$—	$—	$—	$194.6
Fixed maturities, trading	—	110.4	—	—	110.4
Other investments	—	—	80.3	—	80.3
Accrued investment income	0.5	—	0.6	—	1.1

Total assets	$195.1	$110.4	$80.9	$—	$386.4

Deferred income taxes	$1.8	$—	$—	$—	$1.8
Other liabilities (1)	152.4	104.8	45.7	—	302.9

Total liabilities	$154.2	$104.8	$45.7	$—	$304.7

December 31, 2011
Fixed maturities, available-for-sale	$199.2	$15.0	$—	$—	$214.2
Fixed maturities, trading	—	132.4	—	—	132.4
Equity securities, trading	—	—	—	207.6	207.6
Other investments	—	—	97.5	0.3	97.8
Cash and cash equivalents	—	—	—	317.7	317.7
Accrued investment income	1.2	0.1	0.6	—	1.9
Premiums due and other receivables	—	—	—	39.1	39.1

Total assets	$200.4	$147.5	$98.1	$564.7	$1,010.7

Deferred income taxes	$2.2	$—	$—	$—	$2.2
Other liabilities (1)	136.9	143.8	64.5	220.0	565.2

Total liabilities	$139.1	$143.8	$64.5	$220.0	$567.4

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

        We did not provide financial or other support to investees designated as VIEs for the years December 31, 2012 and 2011.

Unconsolidated Variable Interest Entities

Invested Securities

        We hold a variable interest in a number of VIEs where we are not the primary beneficiary. Our investments in these VIEs are reported in fixed maturities, available-for-sale; fixed maturities, trading and other investments in the consolidated statements of financial position and are described below.

        VIEs include CMBS, residential mortgage-backed pass-through securities ("RMBS") and other ABS. All of these entities were deemed VIEs because the equity within these entities is insufficient to sustain them. We determined we are not the primary beneficiary in any of the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security that controls the unilateral right to replace the special servicer or equivalent function.

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

December 31, 2012

3. Variable Interest Entities — (continued)

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

        The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	Asset carrying value	Maximum exposure to loss (1)
	(in millions)
December 31, 2012
Fixed maturities, available-for-sale:
Corporate	$523.2	$403.7
Residential mortgage-backed pass-through securities	3,226.7	3,022.7
Commercial mortgage-backed securities	3,897.4	4,094.8
Collateralized debt obligations	379.2	428.8
Other debt obligations	3,779.2	3,756.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	77.7	77.7
Commercial mortgage-backed securities	2.8	2.8
Collateralized debt obligations	56.4	56.4
Other debt obligations	3.2	3.2
Other investments:
Other limited partnership interests	136.2	136.2
December 31, 2011
Fixed maturities, available-for-sale:
Corporate	$544.0	$392.6
Residential mortgage-backed pass-through securities	3,343.0	3,155.8
Commercial mortgage-backed securities	3,413.7	3,894.3
Collateralized debt obligations	338.8	399.7
Other debt obligations	3,570.2	3,606.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	105.6	105.6
Commercial mortgage-backed securities	12.0	12.0
Collateralized debt obligations	51.4	51.4
Other debt obligations	64.9	64.9
Other investments:
Other limited partnership interests	122.1	122.1

(1)
Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and other investments. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading.

Sponsored Investment Funds

        We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities' net assets. As of December 31, 2012 and December 31, 2011, these VIEs held $1.5 billion and $1.7 billion in total assets, respectively. We have no contractual obligation to contribute to the funds.

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

December 31, 2012

4. Investments

Fixed Maturities and Equity Securities

        The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Other-than- temporary impairments in AOCI (1)
	(in millions)
December 31, 2012
Fixed maturities, available-for-sale:
U.S. government and agencies	$911.4	$33.2	$0.3	$944.3	$—
Non-U.S. government and agencies	944.9	264.3	0.9	1,208.3	—
States and political subdivisions	2,940.4	241.1	2.7	3,178.8	—
Corporate	31,615.4	3,029.9	319.9	34,325.4	19.5
Residential mortgage-backed pass-through securities	3,022.7	204.4	0.4	3,226.7	—
Commercial mortgage-backed securities	4,094.8	241.7	439.1	3,897.4	195.4
Collateralized debt obligations	428.8	7.0	56.6	379.2	4.3
Other debt obligations	3,756.9	73.5	51.2	3,779.2	82.8

Total fixed maturities, available-for-sale	$47,715.3	$4,095.1	$871.1	$50,939.3	$302.0

Total equity securities, available-for-sale	$132.4	$12.6	$8.5	$136.5

December 31, 2011
Fixed maturities, available-for-sale:
U.S. government and agencies	$772.3	$32.8	$—	$805.1	$—
Non-U.S. government and agencies	917.6	180.5	1.4	1,096.7	—
States and political subdivisions	2,670.0	218.2	5.5	2,882.7	—
Corporate	31,954.2	2,321.3	719.0	33,556.5	19.5
Residential mortgage-backed pass-through securities	3,155.8	187.9	0.7	3,343.0	—
Commercial mortgage-backed securities	3,894.3	117.0	597.6	3,413.7	168.2
Collateralized debt obligations	399.7	1.9	62.8	338.8	7.0
Other debt obligations	3,606.9	100.3	137.0	3,570.2	90.0

Total fixed maturities, available-for-sale	$47,370.8	$3,159.9	$1,524.0	$49,006.7	$284.7

Total equity securities, available-for-sale	$75.2	$8.4	$6.5	$77.1

(1)
Excludes $95.0 million and $28.9 million as of December 31, 2012 and December 31, 2011, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

        The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2012, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$3,564.2	$3,619.0
Due after one year through five years	12,644.4	13,356.4
Due after five years through ten years	8,944.9	10,023.2
Due after ten years	11,258.6	12,658.2

Subtotal	36,412.1	39,656.8
Mortgage-backed and other asset-backed securities	11,303.2	11,282.5

Total	$47,715.3	$50,939.3

        Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

4. Investments — (continued)

Net Investment Income

        Major categories of net investment income are summarized as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Fixed maturities, available-for-sale	$2,454.8	$2,596.2	$2,702.1
Fixed maturities, trading	30.2	64.7	92.6
Equity securities, available-for-sale	8.6	10.5	11.4
Equity securities, trading	6.6	4.4	2.8
Mortgage loans	635.8	649.2	673.3
Real estate	71.4	74.2	57.5
Policy loans	53.7	58.2	60.9
Cash and cash equivalents	9.6	8.5	7.2
Derivatives	(131.2)	(196.1)	(174.4)
Other	196.6	188.5	151.9

Total	3,336.1	3,458.3	3,585.3
Investment expenses	(81.2)	(83.0)	(89.5)

Net investment income	$3,254.9	$3,375.3	$3,495.8

Net Realized Capital Gains and Losses

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$31.0	$26.4	$63.7
Gross losses	(144.9)	(158.8)	(339.9)
Other-than-temporary impairment losses reclassified to (from) OCI	17.3	(49.7)	56.1
Hedging, net	(27.5)	130.5	142.2
Fixed maturities, trading	2.2	(6.7)	17.5
Equity securities, available-for-sale:
Gross gains	0.6	2.2	8.9
Gross losses	(0.9)	(6.4)	(3.2)
Equity securities, trading	34.1	20.3	27.7
Mortgage loans	(51.3)	(42.1)	(152.2)
Derivatives	(10.9)	(180.5)	(143.9)
Other	264.4	142.5	132.9

Net realized capital gains (losses)	$114.1	$(122.3)	$(190.2)

        Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $1.2 billion, $0.9 billion and $1.6 billion in 2012, 2011 and 2010, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

4. Investments — (continued)

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

        Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Fixed maturities, available-for-sale	$(135.5)	$(143.8)	$(300.0)
Equity securities, available-for-sale	(0.4)	(3.8)	3.7

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(135.9)	(147.6)	(296.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	17.3	(49.7)	56.1

Net impairment losses on available-for-sale securities	$(118.6)	$(197.3)	$(240.2)

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

December 31, 2012

4. Investments — (continued)

where the loss is no longer bifurcated and/or there has been a positive change in expected cash flows or accretion of the bifurcated credit loss amount.

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Beginning balance	$(434.8)	$(325.7)	$(204.7)
Credit losses for which an other-than-temporary impairment was not previously recognized	(20.7)	(37.8)	(112.4)
Credit losses for which an other-than-temporary impairment was previously recognized	(80.0)	(135.6)	(109.7)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	191.9	68.2	53.2
Reduction for credit losses previously recognized on fixed maturities reclassified to trading (1)	—	—	44.4
Net reduction (increase) for positive changes in cash flows expected to be collected and amortization (2)	8.4	(3.9)	3.5

Ending balance	$(335.2)	$(434.8)	$(325.7)

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

Gross Unrealized Losses for Fixed Maturities and Equity Securities

        For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	December 31, 2012
	Less than twelve months		Greater than or equal to twelve months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$115.4	$0.3	$—	$—	$115.4	$0.3
Non-U.S. governments	17.3	0.2	13.4	0.7	30.7	0.9
States and political subdivisions	235.3	2.1	8.8	0.6	244.1	2.7
Corporate	831.8	10.6	1,961.7	309.3	2,793.5	319.9
Residential mortgage-backed pass- through securities	70.4	0.3	2.4	0.1	72.8	0.4
Commercial mortgage-backed securities	98.9	3.3	785.0	435.8	883.9	439.1
Collateralized debt obligations	72.2	1.0	133.8	55.6	206.0	56.6
Other debt obligations	235.6	2.0	414.9	49.2	650.5	51.2

Total fixed maturities, available-for-sale	$1,676.9	$19.8	$3,320.0	$851.3	$4,996.9	$871.1

Total equity securities, available-for-sale	$5.8	$0.1	$52.9	$8.4	$58.7	$8.5

        Of the total amounts, Principal Life's consolidated portfolio represented $4,419.4 million in available-for-sale fixed maturities with gross unrealized losses of $825.7 million. Of those fixed maturity securities in Principal Life's consolidated portfolio with a gross unrealized loss position, 71% were investment grade (rated AAA through BBB-) with an average price of 84 (carrying value/amortized cost) at December 31, 2012. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2012, due to a tightening of credit spreads, primarily in the corporate and commercial mortgage-backed securities sectors.

        For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 224 securities with a carrying value of $1,382.1 million and unrealized losses of $16.2 million reflecting an average price of 99 at December 31, 2012. Of this portfolio, 89% was investment grade (rated AAA through BBB-) at December 31, 2012, with associated unrealized losses of $13.3 million. The unrealized losses on

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

4. Investments — (continued)

these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 488 securities with a carrying value of $3,037.3 million and unrealized losses of $809.5 million. The average rating of this portfolio was BBB- with an average price of 79 at December 31, 2012. Of the $809.5 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $435.8 million in unrealized losses with an average price of 64 and an average credit rating of BB+. The remaining unrealized losses consist primarily of $268.1 million within the corporate sector at December 31, 2012. The average price of the corporate sector was 86 and the average credit rating was BBB. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2012.

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

        Of the total amounts, Principal Life's consolidated portfolio represented $8,540.7 million in available-for-sale fixed maturities with gross unrealized losses of $1,470.3 million. Of those fixed maturity securities in Principal Life's consolidated portfolio with a gross unrealized loss position, 76% were investment grade (rated AAA through BBB-) with an average price of 85 (carrying value/amortized cost) at December 31, 2011. Gross unrealized losses in our fixed maturities portfolio increased slightly during the year ended December 31, 2011, due to a widening of credit spreads primarily in the corporate and commercial mortgage-backed securities sectors.

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

December 31, 2012

4. Investments — (continued)

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

Net Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Instruments

        The net unrealized gains and losses on investments in fixed maturities available-for-sale, equity securities available-for-sale and derivative instruments are reported as a separate component of stockholders' equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities and derivative instruments net of adjustments related to DPAC, reinsurance assets or liabilities, sales inducements, unearned revenue reserves, changes in policyholder liabilities and applicable income taxes was as follows:

	December 31, 2012	December 31, 2011
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$3,562.5	$1,920.6
Noncredit component of impairment losses on fixed maturities, available-for-sale	(302.0)	(284.7)
Net unrealized gains on equity securities, available-for-sale	4.1	1.9
Adjustments for assumed changes in amortization patterns	(515.2)	(376.1)
Adjustments for assumed changes in policyholder liabilities	(1,198.7)	(442.7)
Net unrealized gains on derivative instruments	90.7	113.2
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	191.3	150.3
Provision for deferred income taxes	(597.0)	(354.1)

Net unrealized gains on available-for-sale securities and derivative instruments	$1,235.7	$728.4

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

	December 31, 2012	December 31, 2011
	(in millions)
Commercial mortgage loans	$10,235.1	$9,461.4
Residential mortgage loans	1,382.0	1,367.9

Total amortized cost	11,617.1	10,829.3
Valuation allowance	(97.4)	(102.1)

Total carrying value	$11,519.7	$10,727.2

        We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $153.0 million, $40.6 million and $39.8 million of residential mortgage loans in 2012, 2011 and 2010, respectively. We sold $14.2 million, $18.4 million and $17.4 million of residential mortgage loans in 2012, 2011 and 2010, respectively. We purchased $149.1 million, $50.3 million and $0.0 million of commercial mortgage loans in 2012, 2011 and 2010, respectively. We sold $31.1 million, $0.0 million and $34.1 million of commercial mortgage loans in 2012, 2011 and 2010, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

4. Investments — (continued)

        Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2012		December 31, 2011
	Amortized cost	Percent of total	Amortized cost	Percent of total
	(in millions)		(in millions)
Geographic distribution
New England	$536.6	5.2%	$454.0	4.8%
Middle Atlantic	2,233.4	21.8	1,744.4	18.4
East North Central	635.6	6.2	774.8	8.2
West North Central	377.3	3.7	407.8	4.3
South Atlantic	2,135.0	20.9	2,099.8	22.2
East South Central	244.8	2.4	231.8	2.4
West South Central	767.9	7.5	648.6	6.9
Mountain	726.6	7.1	643.2	6.8
Pacific	2,562.3	25.0	2,446.4	25.9
International	15.6	0.2	10.6	0.1

Total	$10,235.1	100.0%	$9,461.4	100.0%

Property type distribution
Office	$3,078.8	30.1%	$2,753.8	29.1%
Retail	2,928.3	28.6	2,580.2	27.3
Industrial	1,765.5	17.2	2,070.7	21.9
Apartments	1,685.9	16.5	1,242.9	13.1
Hotel	445.8	4.4	467.7	4.9
Mixed use/other	330.8	3.2	346.1	3.7

Total	$10,235.1	100.0%	$9,461.4	100.0%

        Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $495.7 million and $611.0 million and first lien mortgages with an amortized cost of $886.3 million and $756.9 million as of December 31, 2012 and December 31, 2011, respectively. Most of our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

Mortgage Loan Credit Monitoring

Commercial Credit Risk Profile Based on Internal Rating

        We actively monitor and manage our commercial mortgage loan portfolio. All commercial mortgage loans are analyzed regularly and substantially all are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets. The model stresses expected cash flows at various levels and at different points in time depending on the durability of the income stream, which includes our assessment of factors such as location (macro and micro markets), tenant quality and lease expirations. Our internal rating analysis presents expected losses in terms of a Standard & Poor's ("S&P") bond equivalent rating. As the credit risk for commercial mortgage loans increases, we adjust our internal ratings downward with loans in the category "B+ and below" having the highest risk for credit loss. Internal ratings on commercial mortgage loans are updated at least annually and potentially more often for certain loans with material changes in collateral value or occupancy and for loans on an internal "watch list".

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

December 31, 2012

4. Investments — (continued)

        The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	December 31, 2012
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$7,257.7	$231.3	$7,489.0
BBB+ thru BBB-	1,804.5	294.9	2,099.4
BB+ thru BB-	266.8	1.6	268.4
B+ and below	376.0	2.3	378.3

Total	$9,705.0	$530.1	$10,235.1

	December 31, 2011
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$5,682.5	$308.6	$5,991.1
BBB+ thru BBB-	2,112.3	238.8	2,351.1
BB+ thru BB-	403.7	16.4	420.1
B+ and below	693.3	5.8	699.1

Total	$8,891.8	$569.6	$9,461.4

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

        The amortized cost of our performing and non-performing residential mortgage loans were as follows:

	December 31, 2012
	Home equity	First liens	Total
	(in millions)
Performing	$472.6	$865.0	$1,337.6
Nonperforming	23.1	21.3	44.4

Total	$495.7	$886.3	$1,382.0

	December 31, 2011
	Home equity	First liens	Total
	(in millions)
Performing	$597.8	$733.7	$1,331.5
Nonperforming	13.2	23.2	36.4

Total	$611.0	$756.9	$1,367.9

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

4. Investments — (continued)

        The amortized cost of mortgage loans on non-accrual status were as follows:

	December 31, 2012	December 31, 2011
	(in millions)
Commercial:
Brick and mortar	$44.5	$46.8
Residential:
Home equity	23.1	13.2
First liens	13.2	15.7

Total	$80.8	$75.7

        The aging of our mortgage loans, based on amortized cost, were as follows:

	December 31, 2012
	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$32.8	$13.7	$—	$46.5	$9,658.5	$9,705.0	$—
Commercial-CTL	—	—	—	—	530.1	530.1	—
Residential-home equity	5.7	2.8	3.9	12.4	483.3	495.7	—
Residential-first liens	22.3	5.1	19.8	47.2	839.1	886.3	8.1

Total	$60.8	$21.6	$23.7	$106.1	$11,511.0	$11,617.1	$8.1

	December 31, 2011
	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$61.4	$4.4	$22.5	$88.3	$8,803.5	$8,891.8	$—
Commercial-CTL	—	—	—	—	569.6	569.6	—
Residential-home equity	7.8	2.6	6.2	16.6	594.4	611.0	—
Residential-first liens	15.8	6.0	22.2	44.0	712.9	756.9	7.5

Total	$85.0	$13.0	$50.9	$148.9	$10,680.4	$10,829.3	$7.5

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

4. Investments — (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

4. Investments — (continued)

        A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
For the year ended December 31, 2012
Beginning balance	$64.8	$37.3	$102.1
Provision	13.5	39.7	53.2
Charge-offs	(26.7)	(35.1)	(61.8)
Recoveries	0.2	3.6	3.8
Effect of exchange rates	—	0.1	0.1

Ending balance	$51.8	$45.6	$97.4

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.4	$10.4	$12.8
Collectively evaluated for impairment	49.4	35.2	84.6

Allowance ending balance	$51.8	$45.6	$97.4

Loan balance by basis of impairment method:
Individually evaluated for impairment	$13.6	$39.7	$53.3
Collectively evaluated for impairment	10,221.5	1,342.3	11,563.8

Loan ending balance	$10,235.1	$1,382.0	$11,617.1

For the year ended December 31, 2011
Beginning balance	$80.6	$40.5	$121.1
Provision	17.0	27.2	44.2
Charge-offs	(32.9)	(33.4)	(66.3)
Recoveries	0.1	3.2	3.3
Effect of exchange rates	—	(0.2)	(0.2)

Ending balance	$64.8	$37.3	$102.1

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$16.3	$3.2	$19.5
Collectively evaluated for impairment	48.5	34.1	82.6

Allowance ending balance	$64.8	$37.3	$102.1

Loan balance by basis of impairment method:
Individually evaluated for impairment	$114.0	$27.4	$141.4
Collectively evaluated for impairment	9,347.4	1,340.5	10,687.9

Loan ending balance	$9,461.4	$1,367.9	$10,829.3

For the year ended December 31, 2010
Beginning balance	$132.5	$30.1	$162.6
Provision	54.1	98.8	152.9
Charge-offs	(106.0)	(89.7)	(195.7)
Recoveries	—	1.1	1.1
Effect of exchange rates	—	0.2	0.2

Ending balance	$80.6	$40.5	$121.1

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$9.1	$5.3	$14.4
Collectively evaluated for impairment	71.5	35.2	106.7

Allowance ending balance	$80.6	$40.5	$121.1

Loan balance by basis of impairment method:
Individually evaluated for impairment	$29.8	$21.5	$51.3
Collectively evaluated for impairment	9,659.8	1,535.1	11,194.9

Loan ending balance	$9,689.6	$1,556.6	$11,246.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

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

	December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$22.9	$25.3	$—
Residential-first liens	9.7	6.6	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	20.8	20.7	9.1
Residential-first liens	9.2	9.1	1.3
Total:
Commercial	$27.3	$29.7	$2.4
Residential	$39.7	$36.4	$10.4

	December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$—	$0.3	$—
Residential-first liens	4.4	4.2	—
With an allowance recorded:
Commercial-brick and mortar	114.0	114.0	16.3
Residential-home equity	14.5	14.2	1.9
Residential-first liens	8.5	8.5	1.3
Total:
Commercial	$114.0	$114.3	$16.3
Residential	$27.4	$26.9	$3.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

4. Investments — (continued)

	Average recorded investment	Interest income recognized
	(in millions)
For the year ended December 31, 2012
With no related allowance recorded:
Commercial-brick and mortar	$11.4	$2.6
Residential-first liens	7.0	—
With an allowance recorded:
Commercial-brick and mortar	15.3	0.2
Residential-home equity	17.7	0.9
Residential-first liens	9.0	0.1
Total:
Commercial	$26.7	$2.8
Residential	$33.7	$1.0
For the year ended December 31, 2011
With no related allowance recorded:
Commercial-brick and mortar	$11.3	$0.9
Residential-first liens	4.4	—
With an allowance recorded:
Commercial-brick and mortar	79.0	1.0
Residential-home equity	12.6	0.8
Residential-first liens	9.6	0.2
Total:
Commercial	$90.3	$1.9
Residential	$26.6	$1.0
For the year ended December 31, 2010
With no related allowance recorded:
Commercial-brick and mortar	$13.4	$1.1
Residential-first liens	5.3	—
With an allowance recorded:
Commercial-brick and mortar	77.2	1.8
Residential-home equity	12.2	—
Residential-first liens	16.2	—
Total:
Commercial	$90.6	$2.9
Residential	$33.7	$—

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

        The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the year ended December 31, 2012
	TDRs		TDRs in payment default
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
		(in millions)		(in millions)
Commercial-brick and mortar	2	$18.0	1	$13.7
Residential-home equity	324	15.0	12	—
Residential-first liens	12	2.1	—	—

Total	338	$35.1	13	$13.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

4. Investments — (continued)

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

Real Estate

        Depreciation expense on invested real estate was $45.1 million, $41.4 million and $41.1 million in 2012, 2011 and 2010, respectively. Accumulated depreciation was $332.8 million and $361.8 million as of December 31, 2012 and 2011, respectively.

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

	December 31,
	2012	2011
	(in millions)
Total assets	$46,036.2	$38,213.8
Total liabilities	38,080.9	31,305.9

Total equity	$7,955.3	$6,907.9

Net investment in unconsolidated entities (1)	$1,100.6	$928.3

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Total revenues	$4,555.9	$5,574.6	$5,326.2
Total expenses	3,774.5	4,849.8	4,812.3
Net income	750.1	719.3	489.2
Our share of net income of unconsolidated entities (1)	120.1	116.5	99.9

(1)
Primarily relates to Brasilprev Seguros e Previdencia, a co-managed joint venture in Brazil, which is reported in the results of our Principal International segment.

        In addition, other investments include $655.1 million and $507.5 million of direct financing leases as of December 31, 2012 and 2011, respectively. Our Chilean operations enter into private placement contracts for commercial, industrial and office space properties whereby our Chilean operations purchase the real estate and/or building from the seller-lessee but then lease the property back to the seller-lessee. Ownership of the property is transferred to the lessee by the end of the lease term. The direct financing lease receivables are carried at amortized cost. We actively monitor and manage our direct financing leases. All leases within the portfolio are analyzed regularly and internally rated, based on financial condition, payment history and loan-to-value.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

4. Investments — (continued)

        Derivative assets are carried at fair value and reported as a component of other investments. Certain seed money investments are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations.

Securities Posted as Collateral

        We posted $1,540.0 million in fixed maturities, available-for-sale securities at December 31, 2012, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements and our obligation under funding agreements with the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). In addition, we posted $2,063.4 million in commercial mortgage loans as of December 31, 2012, to satisfy collateral requirements associated with our obligation under funding agreements with the FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position.

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

December 31, 2012

5. Derivative Financial Instruments — (continued)

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

Foreign Exchange Contracts

        Foreign currency risk is the risk we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements we issue, foreign currency-denominated fixed maturities we invest in and the financial results of our international operations, including acquisition and divestiture activity. We use various derivatives to manage our exposure to fluctuations in foreign currency exchange rates.

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

        Currency forwards are contracts in which we agree with other parties to deliver or receive a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. We use currency forwards to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell and to hedge the currency risk associated with a business combination. We have also used currency forwards to hedge the currency risk associated with net investments in foreign operations. We did not use any currency forwards during 2012 or 2011 to hedge our net investment in foreign operations.

        Currency options are contracts that give the holder the right, but not the obligation to buy or sell a specified amount of the identified currency within a limited period of time at a contracted price. The contracts are net settled in cash, based on the differential in the current foreign exchange rate and the strike price. Purchased and sold options can be combined to form a foreign currency collar where we receive a payment if the foreign exchange rate is below the purchased option strike price and make a payment if the foreign exchange rate is above the sold option strike price. We use currency options to manage the foreign currency risk associated with a business combination.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

5. Derivative Financial Instruments — (continued)

interest based on changes in an external equity index. We use exchange-traded futures and equity put options to hedge against changes in the value of the GMWB liability related to the GMWB rider on our variable annuity product, as previously explained. The premium associated with certain options is paid quarterly over the life of the option contract.

Credit Contracts

        Credit risk relates to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest. We use credit default swaps to enhance the return on our investment portfolio by providing comparable exposure to fixed income securities that might not be available in the primary market. They are also used to hedge credit exposures in our investment portfolio. Credit derivatives are used to sell or buy credit protection on an identified name or names on an unfunded or synthetic basis in return for receiving or paying a quarterly premium. The premium generally corresponds to a referenced name's credit spread at the time the agreement is executed. In cases where we sell protection, we also buy a quality cash bond to match against the credit default swap, thereby entering into a synthetic transaction replicating a cash security. When selling protection, if there is an event of default by the referenced name, as defined by the agreement, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security in a principal amount equal to the notional value of the credit default swap.

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

        We have fixed deferred annuities that credit interest based on changes in an external equity index. We also have certain variable annuity products with a GMWB rider, which allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero. Declines in the equity markets may increase our exposure to benefits under contracts with the GMWB. We economically hedge the exposure in these annuity contracts, as previously explained.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

5. Derivative Financial Instruments — (continued)

counterparty arising out of all included transactions. For reporting purposes, we do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparties under master netting agreements.

        We posted $296.9 million and $502.4 million in cash and securities under collateral arrangements as of December 31, 2012 and December 31, 2011, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

        Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the rating on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2012 and December 31, 2011, was $1,205.4 million and $1,484.0 million, respectively. With respect to these derivatives, we posted collateral of $296.9 million and $502.4 million as of December 31, 2012 and December 31, 2011, respectively, in the normal course of business, which reflects netting under derivative credit support annex agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2012, we would be required to post an additional $79.7 million of collateral to our counterparties.

        As of December 31, 2012 and December 31, 2011, we had received $207.8 million and $237.0 million, respectively, of cash collateral associated with our derivative credit support annex agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

December 31, 2012

5. Derivative Financial Instruments — (continued)

Credit exposure represents the gross amount owed to us under derivative contracts as of the valuation date. The notional amounts and credit exposure of our derivative financial instruments by type were as follows:

	December 31, 2012	December 31, 2011
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$18,381.2	$19,498.3
Interest rate collars	500.0	500.0
Swaptions	325.0	68.5
Futures	82.0	522.0
Foreign exchange contracts:
Foreign currency swaps	3,454.1	3,919.8
Foreign currency options	1,400.0	—
Currency forwards	557.2	147.3
Equity contracts:
Options	1,811.8	1,608.4
Futures	373.6	270.3
Credit contracts:
Credit default swaps	1,378.3	1,530.3
Total return swaps	100.0	15.0
Other contracts:
Embedded derivative financial instruments	5,893.2	4,921.7

Total notional amounts at end of period	$34,256.4	$33,001.6

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$683.9	$752.2
Interest rate collars	48.5	38.5
Swaptions	0.7	—
Foreign exchange contracts:
Foreign currency swaps	263.8	318.6
Currency forwards	6.8	1.5
Foreign currency options	1.9	—
Equity contracts:
Options	74.3	120.3
Credit contracts:
Credit default swaps	6.8	14.0

Total gross credit exposure	1,086.7	1,245.1
Less: collateral received	248.0	237.0

Net credit exposure	$838.7	$1,008.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

5. Derivative Financial Instruments — (continued)

        The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$10.3	$0.2	$440.5	$500.9
Foreign exchange contracts	190.0	267.2	127.2	158.4

Total derivatives designated as hedging instruments	$200.3	$267.4	$567.7	$659.3

Derivatives not designated as hedging instruments
Interest rate contracts	$677.1	$730.9	$493.9	$651.5
Foreign exchange contracts	58.2	38.5	14.3	42.7
Equity contracts	74.3	120.3	27.7	0.8
Credit contracts	6.8	14.0	96.6	169.7
Other contracts	—	—	327.8	336.0

Total derivatives not designated as hedging instruments	816.4	903.7	960.3	1,200.7

Total derivative instruments	$1,016.7	$1,171.1	$1,528.0	$1,860.0

(1)
The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)
The fair value of derivative liabilities is reported with other liabilities on the consolidated statement of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $170.5 million and $195.8 million as of December 31, 2012 and December 31, 2011, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

        These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $15.0 million as of December 31, 2012 and $20.0 million as of December 31, 2011. These purchased credit derivative transactions had a net asset fair value of $0.2 million as of December 31, 2012 and zero as of December 31, 2011. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

December 31, 2012

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

	December 31, 2012
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$70.0	$(0.2)	$70.0	2.5
A	572.0	2.4	572.0	2.4
BBB	200.0	(1.6)	200.0	3.0
Structured finance
Near default	11.1	(11.0)	11.1	8.5

Total single name credit default swaps	853.1	(10.4)	853.1	2.6
Basket and index credit default swaps
Corporate debt
Near default	110.4	(65.2)	110.4	4.2
Government/municipalities
AA	30.0	(7.3)	30.0	4.7
Structured finance
BBB	25.0	(5.6)	25.0	4.5

Total basket and index credit default swaps	165.4	(78.1)	165.4	4.4

Total credit default swap protection sold	$1,018.5	$(88.5)	$1,018.5	2.9

	December 31, 2011
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$85.0	$(1.0)	$85.0	4.0
A	483.0	(1.4)	483.0	2.5
BBB	110.0	(0.3)	110.0	1.7
CCC	10.0	(0.1)	10.0	0.2
Structured finance
C	10.0	(8.9)	10.0	10.1
Near default	12.9	(12.8)	12.9	1.2

Total single name credit default swaps	710.9	(24.5)	710.9	2.6
Basket and index credit default swaps
Corporate debt
CCC	132.4	(104.7)	132.4	5.2
CC	15.0	(14.8)	15.0	1.0
Government/municipalities
A	40.0	(10.5)	40.0	4.4
Structured finance
BBB	25.0	(11.0)	25.0	5.5

Total basket and index credit default swaps	212.4	(141.0)	212.4	4.8

Total credit default swap protection sold	$923.3	$(165.5)	$923.3	3.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

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

	December 31, 2012
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
BBB	$20.5	$20.5	4.0
B	25.0	24.9	0.5

Total corporate debt	45.5	45.4	2.1
Structured finance
AA	4.6	4.6	17.0
BB	39.6	37.5	2.9
B	4.0	4.0	4.4
CCC	17.7	17.7	6.4

Total structured finance	65.9	63.8	4.9

Total fixed maturities with credit derivatives	$111.4	$109.2	3.8

	December 31, 2011
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
BB	$14.7	$14.7	5.0
CCC	25.0	20.8	1.5
CC	3.7	0.7	4.0

Total corporate debt	43.4	36.2	2.9
Structured finance
AA	9.3	9.3	6.4
BBB	27.4	24.5	4.5
BB	15.0	13.9	2.5
B	11.2	11.2	5.4
CCC	3.5	3.6	4.8
CC	0.7	0.7	5.3
C	0.2	0.1	8.2
Near default	0.2	0.2	4.7

Total structured finance	67.5	63.5	4.5

Total fixed maturities with credit derivatives	$110.9	$99.7	3.9

Fair Value Hedges

        We use fixed-to-floating rate interest rate swaps to more closely align the interest rate characteristics of certain assets and liabilities. In general, these swaps are used in asset and liability management to modify duration, which is a measure of sensitivity to interest rate changes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

5. Derivative Financial Instruments — (continued)

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

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31, (1)				Amount of gain (loss) recognized in net income on related hedged item for the year ended December 31, (1)
Derivatives in fair value hedging relationships				Hedged items in fair fair value hedging relationships
	2012	2011	2010		2012	2011	2010
	(in millions)				(in millions)
Interest rate contracts	$38.6	$(108.5)	$(100.2)	Fixed maturities, available-for-sale	$(34.1)	$105.4	$106.4
Interest rate contracts	—	(2.2)	(19.2)	Investment-type insurance contracts	—	2.4	20.6
Foreign exchange contracts	0.7	1.1	6.9	Fixed maturities, available-for-sale	0.4	(1.3)	(5.6)
Foreign exchange contracts	9.3	(25.6)	(23.3)	Investment-type insurance contracts	(12.6)	25.7	18.1

Total	$48.6	$(135.2)	$(135.8)	Total	$(46.3)	$132.2	$139.5

(1)
The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged Item	2012	2011	2010
	(in millions)
Fixed maturities, available-for-sale (1)	$(134.3)	$(158.9)	$(161.9)
Investment-type insurance contracts (2)	37.1	44.0	76.3

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

5. Derivative Financial Instruments — (continued)

        The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 7.5 years. At December 31, 2012, we had $120.6 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. No amounts were reclassified from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the years ended December 31, 2012, 2011 and 2010.

        The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the year ended December 31,				Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the year ended December 31,
					Location of gain (loss) reclassified from AOCI into net income (effective portion)
Derivatives in cash flow hedging relationships
	Related hedged item	2012	2011	2010		2012	2011	2010
		(in millions)				(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$16.2	$107.1	$(18.1)	Net investment income	$8.9	$7.2	$7.1
					Net realized capital gains	—	(0.2)	8.0
Interest rate contracts	Investment-type insurance contracts	2.5	(1.0)	18.4	Benefits, claims and settlement expenses	—	(0.8)	(0.8)
Interest rate contracts	Debt	—	—	—	Operating expense	(5.9)	(5.3)	(4.7)
Foreign exchange contracts	Fixed maturities, available-for-sale	(27.9)	29.9	136.7	Net realized capital losses	(6.4)	(20.4)	(41.6)
Foreign exchange contracts	Investment-type insurance contract	7.6	12.8	(24.0)	Benefits, claims and settlement expenses	—	(1.7)	(6.1)
					Net realized capital losses	—	—	(0.7)

Total		$(1.6)	$148.8	$113.0	Total	$(3.4)	$(21.2)	$(38.8)

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged Item	2012	2011	2010
	(in millions)
Fixed maturities, available-for-sale (1)	$8.0	$9.3	$11.1
Investment-type insurance contracts (2)	(13.4)	(13.1)	(12.5)

(1)
Reported in net investment income on the consolidated statements of operations.

(2)
Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

        The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.5 million, $0.5 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        We expect to reclassify net losses of $0.6 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Derivatives Not Designated as Hedging Instruments

        Our use of futures, certain swaptions and swaps, collars, options and forwards are effective from an economic standpoint, but they have not been designated as hedges for financial reporting purposes. As such, periodic changes in

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

5. Derivative Financial Instruments — (continued)

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

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31,
Derivatives not designated as hedging instruments	2012	2011	2010
	(in millions)
Interest rate contracts	$(7.9)	$93.3	$24.8
Foreign exchange contracts	63.1	(34.1)	(73.5)
Equity contracts	(100.5)	55.2	(24.0)
Credit contracts	11.0	(9.9)	5.1
Other contracts	37.3	(200.4)	(8.8)

Total	$3.0	$(95.9)	$(76.4)

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

        If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a PDO. This PDO represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2012 and 2011, cumulative actual earnings have been less than cumulative expected earnings. However, cumulative net unrealized gains were greater than expected, resulting in the recognition of a PDO of $131.0 million and $3.1 million as of December 31, 2012 and 2011, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

6. Closed Block — (continued)

        Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31, 2012	December 31, 2011
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$4,664.5	$4,829.6
Other policyholder funds	10.7	11.2
Policyholder dividends payable	280.6	292.6
Policyholder dividends obligation	131.0	3.1
Other liabilities	31.3	32.6

Total Closed Block liabilities	5,118.1	5,169.1
Assets designated to the Closed Block
Fixed maturities, available-for-sale	2,735.1	2,744.7
Fixed maturities, trading	17.0	23.2
Equity securities, available-for-sale	5.5	6.1
Mortgage loans	719.4	691.0
Policy loans	665.5	697.7
Other investments	158.0	172.5

Total investments	4,300.5	4,335.2
Cash and cash equivalents	51.3	3.0
Accrued investment income	52.5	59.6
Premiums due and other receivables	13.2	13.8
Deferred tax asset	39.2	38.7

Total assets designated to the Closed Block	4,456.7	4,450.3

Excess of Closed Block liabilities over assets designated to the Closed Block	661.4	718.8
Amounts included in accumulated other comprehensive income	62.4	68.2

Maximum future earnings to be recognized from Closed Block assets and liabilities	$723.8	$787.0

        Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Revenues
Premiums and other considerations	$397.4	$428.8	$459.3
Net investment income	222.8	238.2	257.6
Net realized capital gains	3.6	7.9	1.8

Total revenues	623.8	674.9	718.7
Expenses
Benefits, claims and settlement expenses	325.7	370.7	385.5
Dividends to policyholders	192.6	204.2	215.1
Operating expenses	4.9	2.9	6.4

Total expenses	523.2	577.8	607.0

Closed Block revenues, net of Closed Block expenses, before income taxes	100.6	97.1	111.7
Income taxes	32.6	31.2	36.2

Closed Block revenues, net of Closed Block expenses and income taxes	68.0	65.9	75.5
Funding adjustment charges	(4.8)	(5.3)	(9.6)

Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustment charges	$63.2	$60.6	$65.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

6. Closed Block — (continued)

        The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Beginning of year	$787.0	$847.6	$913.5
End of year	723.8	787.0	847.6

Change in maximum future earnings	$(63.2)	$(60.6)	$(65.9)

        Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

7. Deferred Policy Acquisition Costs

        Policy acquisition costs deferred and amortized were as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Balance at beginning of year	$2,428.0	$2,504.9	$2,801.8
Cost deferred during the year	435.3	349.6	329.7
Amortized to expense during the year (1)	(92.6)	(260.3)	(268.7)
Adjustment related to unrealized gains on available-for-sale securities and derivative instruments	(96.9)	(166.2)	(357.9)

Balance at end of year	$2,673.8	$2,428.0	$2,504.9

(1)
Includes adjustments for revisions to estimated gross profits.

8. Insurance Liabilities

Contractholder Funds

        Major components of contractholder funds in the consolidated statements of financial position are summarized as follows:

	December 31,
	2012	2011
	(in millions)
Liabilities for investment-type insurance contracts:
Liabilities for individual annuities	$11,316.2	$11,609.5
GICs	10,943.1	11,355.0
Funding agreements	9,077.1	8,850.1
Other investment-type insurance contracts	787.2	789.7

Total liabilities for investment-type insurance contracts	32,123.6	32,604.3
Universal life and other reserves	5,662.9	5,072.1

Total contractholder funds	$37,786.5	$37,676.4

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

8. Insurance Liabilities — (continued)

        Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2012 and 2011, $1,189.5 million and $1,377.2 million, respectively, of liabilities are outstanding with respect to the issuance outstanding under this program. Principal Life was also authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose vehicle. As of December 31, 2012 and 2011, $1,251.1 million and $1,305.7 million, respectively, of liabilities are outstanding with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under either of these programs due to the existence of the program established in 2011 described below.

        In addition, Principal Life was authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2012 and 2011, $1,598.5 million and $2,205.0 million, respectively, of liabilities are being held with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the program established in 2011 described below.

        Additionally, Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. In February 2006, this program was amended to authorize issuance of up to an additional $5.0 billion in recognition of the use of nearly all $4.0 billion of initial issuance authorization. In recognition of the use of nearly all $9.0 billion, this program was amended in November 2007 to authorize issuance of up to an additional $5.0 billion. Under this program, both the notes and the supporting funding agreements were registered with the SEC. As of December 31, 2012 and 2011, $1,875.6 million and $2,452.5 million, respectively, of liabilities are being held with respect to issuances outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other three funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by PFG. Principal Life does not anticipate any new issuance activity under this program due to the existence of the program established in 2011 described below.

        Principal Life was authorized to issue up to $2.0 billion of funding agreements under a program established in 2011 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2012 and 2011, $1,352.3 million and $250.2 million of liabilities are being held with respect to any issuances outstanding under this program. Similar to the SEC-registered program, Principal Life's payment obligations on each funding agreement issued under this program are guaranteed by PFG. The program established in 2011 is not registered with the SEC.

        We had no medium term note issuances in 2010.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

8. Insurance Liabilities — (continued)

Future Policy Benefits and Claims

        Activity associated with unpaid disability and health claims is summarized as follows:

	December 31,
	2012	2011	2010
	(in millions)
Balance at beginning of year	$1,006.9	$1,061.8	$1,025.6
Incurred:
Current year	711.8	1,074.0	1,611.9
Prior years	9.7	(10.8)	11.1

Total incurred	721.5	1,063.2	1,623.0
Payments:
Current year	446.3	820.8	1,269.4
Prior years	216.1	297.3	317.4

Total payments	662.4	1,118.1	1,586.8
Balance at end of year:
Current year	265.5	253.2	342.5
Prior years	800.5	753.7	719.3

Total balance at end of year	$1,066.0	$1,006.9	$1,061.8

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$46.6	$42.9	$40.1
Reinsurance recoverables	211.0	177.7	156.2

        Incurred liability adjustments relating to prior years, which affected current operations during 2012, 2011 and 2010, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid disability and health claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid disability and health claims.

9. Debt

Short-Term Debt

        The components of short-term debt were as follows:

	December 31,
	2012	2011
	(in millions)
Commercial paper	$—	$50.0
Other recourse short-term debt	40.8	55.2

Total short-term debt	$40.8	$105.2

        As of December 31, 2012 and 2011, we had credit facilities with various financial institutions in an aggregate amount of $905.0 million and $725.0 million, respectively. As of December 31, 2012 and 2011, we had $40.8 million and $105.2 million, respectively, of outstanding borrowings related to our credit facilities, with no assets pledged as support as of December 31, 2012. As of December 31, 2012 and 2011, our credit facilities included an $800.0 million and $579.0 million commercial paper program, respectively, of which $50.0 million was outstanding as of December 31, 2011. We had no outstanding balances as of December 31, 2012. Our commercial paper program has a back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2012 and 2011.

        The weighted-average interest rates on short-term borrowings as of December 31, 2012 and 2011, were 4.7% and 3.8%, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

9. Debt — (continued)

Long-Term Debt

        The components of long-term debt were as follows:

	December 31,
	2012	2011
	(in millions)
7.875% notes payable, due 2014	$—	$400.0
3.76% notes payable, due 2015	92.7	89.8
1.85% notes payable, due 2017	299.7	—
8.875% notes payable, due 2019	350.0	350.0
3.3% notes payable, due 2022	298.9	—
3.125% notes payable, due 2023	299.6	—
6.05% notes payable, due 2036	601.7	601.7
4.625% notes payable, due 2042	299.5	—
4.35% notes payable, due 2043	299.2	—
8.0% surplus notes payable, due 2044	99.3	99.3
Non-recourse mortgages and notes payable	30.7	24.0

Total long-term debt	$2,671.3	$1,564.8

        The amounts included above are net of the discount and premium associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

        On November 16, 2012, we issued $900.0 million of senior notes. We issued a $300.0 million series of notes that bear interest at 1.85% and will mature in 2017, a $300.0 million series of notes that bear interest at 3.125% and will mature in 2023 and a $300.0 million series of notes that bear interest at 4.35% and will mature in 2043. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on May 15, 2013. The proceeds will be used to fund our acquisition of AFP Cuprum S.A.

        On September 5, 2012, we issued $600.0 million of senior notes. We issued a $300.0 million series of notes that bear interest at 3.3% and will mature in 2022 and a $300.0 million series of notes that bear interest at 4.625% and will mature in 2042. Interest on the notes is payable semi-annually on March 15 and September 15 each year, beginning on March 15, 2013. The proceeds were used for the repayment of the $400.0 million aggregate principal amount of notes due in 2014 and will be used to partially fund our acquisition of AFP Cuprum S.A. We incurred a one-time cost to extinguish this debt before the scheduled maturity date.

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

        On May 18, 2009, we issued $750.0 million of senior notes. We issued a $400.0 million series of notes that bear interest at 7.875% and were to mature on May 15, 2014, and a $350.0 million series of notes that bear interest at 8.875% and will mature on May 15, 2019. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2009. The proceeds were primarily used to refinance $440.9 million of notes that matured on August 15, 2009, with the remaining proceeds being used for general corporate purposes.

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

        On March 10, 1994, Principal Life issued $100.0 million of surplus notes due March 1, 2044, at an 8% annual interest rate. None of our affiliates hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life has sufficient surplus earnings to make such payments. Interest of $8.0 million

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

9. Debt — (continued)

for each of the years ended December 31, 2012, 2011 and 2010 was approved by the Commissioner, and charged to expense.

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

        The non-recourse mortgages, other mortgages and notes payable are primarily financings for real estate developments. Outstanding principal balances as of December 31, 2012, ranged from $0.3 million to $9.2 million per development with interest rates generally ranging from 5.5% to 5.8%. Outstanding principal balances as of December 31, 2011, ranged from $5.6 million to $8.7 million per development with interest rates generally ranging from 5.5% to 5.8%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $54.2 million and $29.5 million as of December 31, 2012 and 2011, respectively.

        Also included in non-recourse mortgages and notes payable is a long-term debt obligation we assumed with the purchase of WM Advisors, Inc. As part of the purchase, we are bound by a class B share financing agreement previously entered into by WM Advisors, Inc. and a third party. Load mutual fund shares sold without a front end load are referred to as "B shares". In exchange for paying the selling commission, we receive fees in the future to recover the up-front commission cost incurred. Prior to our purchase, WM Advisors, Inc. had entered into a purchase and sale agreement whereby the third party would purchase the rights to future cash flow streams in exchange for funding the sales commissions. The fair value of these relinquished fees is reported as a long-term debt liability. There will be no additional sales under this agreement following the effective date of the purchase. Therefore, this liability will be extinguished in 2014, which equates to the remaining contractual term in which the fund can recover fees to cover the upfront commission costs. The value of this obligation as of December 31, 2012 and 2011, was $1.2 million and $3.5 million, respectively.

        At December 31, 2012, future annual maturities of the long-term debt were as follows (in millions):

Year ending December 31:
2013	$9.8
2014	6.1
2015	107.4
2016	—
2017	299.7
Thereafter	2,248.3

Total future maturities of the long-term debt	$2,671.3

10. Income Taxes

Income Tax Expense

        Our income tax expense was as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Current income taxes (benefits):
U.S. federal	$(137.0)	$115.4	$74.1
State and foreign	40.4	51.4	34.2

Total current income taxes (benefits)	(96.6)	166.8	108.3
Deferred income taxes (benefits)	231.3	37.4	(3.4)

Total income taxes	$134.7	$204.2	$104.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

10. Income Taxes — (continued)

Effective Income Tax Rate

        Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

	For the year ended December 31,
	2012	2011	2010
U.S. corporate income tax rate	35%	35%	35%
Dividends received deduction	(10)	(9)	(11)
Impact of equity method presentation	(4)	(4)	(6)
Interest exclusion from taxable income	(2)	(3)	(3)
Impact of court ruling on some uncertain tax positions	—	7	—
Other	(5)	(3)	(2)

Effective income tax rate	14%	23%	13%

Unrecognized Tax Benefits

        A summary of the changes in unrecognized tax benefits follows.

	For the year ended December 31,
	2012	2011
	(in millions)
Balance at beginning of period	$114.3	$54.8
Additions based on tax positions related to the current year	10.5	1.5
Additions for tax positions of prior years	4.4	67.1
Reductions for tax positions related to the current year	(4.2)	(1.8)
Reductions for tax positions of prior years	(5.5)	(7.3)

Balance at end of period (1)	$119.5	$114.3

(1)
Of this amount, $71.4 million, if recognized, would reduce the 2012 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses.

        As of December 31, 2012 and 2011, we had recognized $44.1 million and $43.8 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

10. Income Taxes — (continued)

Net Deferred Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred income taxes were as follows:

	December 31,
	2012	2011
	(in millions)
Deferred income tax assets:
Insurance liabilities	$181.5	$100.4
Investments, including derivatives	461.2	659.2
Net operating and capital loss carryforwards	383.9	358.6
Employee benefits	754.9	608.8
Other deferred income tax assets	85.8	31.5

Gross deferred income tax assets	1,867.3	1,758.5
Valuation allowance	(2.7)	(1.3)

Total deferred income tax assets	1,864.6	1,757.2
Deferred income tax liabilities:
Deferred policy acquisition costs	(664.4)	(595.0)
Investments, including derivatives	(423.8)	(461.0)
Net unrealized gains on available-for-sale securities	(1,098.6)	(545.7)
Real estate	(101.9)	(103.3)
Intangible assets	(160.0)	(144.6)
Other deferred income tax liabilities	(21.6)	(100.8)

Total deferred income tax liabilities	(2,470.3)	(1,950.4)

Total net deferred income tax liabilities	$(605.7)	$(193.2)

        Net deferred income taxes by jurisdiction are as follows:

	December 31,
	2012	2011
	(in millions)
Deferred income tax assets:
State	$3.9	$2.9
International	16.9	12.6

Net deferred income tax assets	20.8	15.5
Deferred income tax liabilities:
U.S.	(446.2)	(68.7)
International	(180.3)	(140.0)

Net deferred income tax liabilities	(626.5)	(208.7)

Total net deferred income tax liabilities	$(605.7)	$(193.2)

        In management's judgment, total deferred income tax assets are more likely than not to be realized. Included in the deferred income tax asset is the net operating loss carryforward for tax purposes available to offset future taxable income. We have net operating losses for federal income tax purposes of $274.5 million and $448.9 million at December 31, 2012 and 2011, respectively, attributed to one of our captive reinsurance companies that joined our consolidated U.S. federal income tax return in 2012. Our other captive reinsurance company, temporarily excluded from our consolidated U.S. federal income tax return, with net operating losses for federal income tax purposes of $710.6 million and $482.6 million at December 31, 2012 and 2011, respectively, will join our consolidated U.S. federal income tax return in 2013. These federal net operating losses will expire between 2021 and 2027. All accumulated federal net operating losses are anticipated to be utilized before expiration. Therefore, no valuation allowance has been provided for the deferred income tax assets attributable to these net operating losses.

        Domestic state net operating loss carryforwards were $328.6 million as of December 31, 2012, and will expire between 2015 and 2032. Foreign net operating loss carryforwards generated in various foreign countries were $70.6 million as of December 31, 2012, with some net operating loss carryforwards scheduled to expire beginning in 2013 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

10. Income Taxes — (continued)

to certain of these carryforwards, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. A valuation allowance has been recorded on income tax benefits associated with state and foreign net operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred income tax assets that are more likely than not to be realized.

        U.S. federal and state deferred income taxes have not been provided on approximately $629.2 million of accumulated but undistributed earnings from operations of foreign subsidiaries at December 31, 2012. These earnings are considered to be indefinitely reinvested in the business. It is not practicable to determine the amount of the unrecognized deferred tax liability that would arise if these earnings were remitted due to foreign tax credits and exclusions that may become available at the time of remittance. Deferred taxes were also not provided on the approximately $106.2 million of excess book carrying value over tax basis with respect to the original investment of our foreign subsidiaries. A tax liability will be recognized when we no longer plan to indefinitely reinvest these earnings or when we plan to sell all or a portion of our ownership interest.

Other Tax Information

        Income tax returns are filed in the U.S. federal jurisdiction, as well as, various states and foreign jurisdictions where we and one or more of our subsidiaries conduct business. Although determined by jurisdiction, with few exceptions our tax uncertainties relate primarily to the U.S. federal jurisdiction. The Internal Revenue Service ("IRS") has completed examination of our consolidated federal income tax returns for years prior to 2004. We are contesting certain issues and have filed suit in the Court of Federal Claims, requesting refunds for the years 1995-2003. We had $334.6 million and $263.2 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2012 and 2011, respectively. We do not expect the litigation to be resolved within the next twelve months.

        The IRS completed its examinations of tax years 2004 through 2005 and 2006 through 2008 during the second quarter of 2011 resulting in receipt of notices of deficiency dated April 6, 2011 and April 27, 2011, respectively. We paid the deficiencies (approximately $62.1 million for 2004 and 2005 and approximately $46.7 million for 2006 and 2008, including interest) in 2011. We filed claims for refund for tax years 2004 and 2005 during 2012 and will file claims for refund relating to disputed adjustments for tax years 2006 through 2008. The IRS commenced audit of our federal income tax return for 2009 during the fourth quarter of 2011 and for 2010 during the first quarter of 2012. We expect the IRS to commence audit of our federal income tax return for 2011 during 2013. We do not expect the results of these audits or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

        The U.S. District Court for the Southern District of Iowa issued a decision in the case of Pritired 1, LLC ("Pritired"), and Principal Life Insurance Co. v. United States on September 30, 2011. The court ruled that the securities Pritired held should be characterized as debt, not equity, and thus Principal Life was not entitled to foreign tax credits for the years 2002 and 2003. Pritired and Principal Life received favorable clarification from the court on September 12, 2012, that related partnership income should be reversed. No notice of appeal was filed by December 31, 2012, and the decision stands as modified by the post-trial motion as the time to file a notice of appeal expired in January 2013.

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

        We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations ("CFCs") for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs ("Subpart F income") even if the income is not currently distributed. A temporary exception (the "active financing exception") was applicable for tax years beginning before January 1, 2012, to avoid the current recognition of Subpart F income derived in the active conduct of a banking, financing, insurance or similar business. The U.S. Congress and the President enacted legislation on January 2, 2013, retroactive to January 1, 2012, to extend the active financing exception. The legislation did not have a material impact on our consolidated results.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

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

December 31, 2012

11. Employee and Agent Benefits — (continued)

Obligations and Funded Status

        The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position and consolidated statements of operations, was as follows:

	Pension benefits		Other postretirement benefits
	December 31,		December 31,
	2012	2011	2012	2011
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(2,158.4)	$(1,933.8)	$(165.1)	$(162.6)
Service cost	(47.0)	(44.0)	(1.3)	(1.2)
Interest cost	(109.1)	(108.5)	(8.2)	(8.9)
Actuarial gain (loss)	(407.1)	(151.3)	21.2	2.6
Participant contribution	—	—	(6.6)	(6.4)
Benefits paid	76.4	73.6	13.0	13.9
Amounts recognized due to special events	—	—	—	(0.4)
Early retiree reinsurance program reimbursement	—	—	—	(1.2)
Other	7.2	5.6	(0.8)	(0.9)

Benefit obligation at end of year	$(2,638.0)	$(2,158.4)	$(147.8)	$(165.1)

Change in plan assets
Fair value of plan assets at beginning of year	$1,429.0	$1,417.7	$466.6	$471.7
Actual return on plan assets	222.6	4.1	58.6	1.3
Employer contribution	106.9	80.8	0.9	1.1
Participant contributions	—	—	6.6	6.4
Benefits paid	(76.4)	(73.6)	(13.0)	(13.9)

Fair value of plan assets at end of year	$1,682.1	$1,429.0	$519.7	$466.6

Amount recognized in statement of financial position
Other assets	$—	$—	$372.5	$301.7
Other liabilities	(955.9)	(729.4)	(0.6)	(0.2)

Total	$(955.9)	$(729.4)	$371.9	$301.5

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$861.2	$660.0	$(7.1)	$40.1
Prior service benefit	(20.4)	(30.5)	(82.1)	(114.1)

Pre-tax accumulated other comprehensive (income) loss	$840.8	$629.5	$(89.2)	$(74.0)

        The accumulated benefit obligation for all defined benefit pension plans was $2,469.1 million and $2,027.8 million at December 31, 2012 and 2011, respectively.

        Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $300.8 million and $281.2 million as of December 31, 2012 and 2011, respectively.

Pension Plan Changes and Plan Gains/Losses

        On January 1, 2010, benefits under the Principal Pension Plan were frozen for certain participants.

        For the year ended December 31, 2012, the pension plans had a loss primarily due to a decrease in the discount rate, which was offset by higher than expected asset returns. The net result was an actuarial loss for the year ended December 31, 2012. For the year ended December 31, 2011, the pension plans had a loss primarily due to a decrease in the discount rate and less than expected asset returns. The net result was an actuarial loss for the year ended December 31, 2011.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

11. Employee and Agent Benefits — (continued)

Other Postretirement Plan Changes and Plan Gains/Losses

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") was signed into law. The Medicare Modernization Act introduced a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree medical benefit plans. During each of the years ended December 31, 2012, 2011and 2010, the Medicare subsidies we received and accrued for were $0.8 million, $0.9 million and $0.8 million, respectively.

        An actuarial gain occurred during 2012 for the other postretirement benefit plans. This was due to a decrease in the trend and claim cost assumptions. This was partially offset by the decrease in the discount rate. An actuarial gain occurred during 2011 for the other postretirement benefit plans. This was due to a decrease in the trend and claim cost assumptions and greater than expected increase in the medical premium equivalents. This was partially offset by the decrease in the discount rate.

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

Impact from Exit of Group Medical Insurance Business

        On September 30, 2010, we announced our decision to exit the group medical insurance business and entered into an agreement with United Healthcare Services, Inc. to renew medical insurance coverage for our customers as the business transitions. Our exit from the group medical insurance business resulted in a curtailment gain associated with the pension and other postretirement benefits of the impacted employees, which was recognized in our consolidated financial statements as impacted employees were terminated. In the fourth quarter of 2010, the curtailment gain recognized was $0.9 million for the pension benefits and $2.6 million for the other postretirement benefits from the accelerated recognition of the existing prior service benefits. Also in the fourth quarter of 2010, the recognition of terminations resulted in a $0.2 million increase in the accumulated postretirement benefit obligation resulting from losses associated with individuals who were retirement eligible at termination exceeding the gains associated with those individuals who were not retirement eligible at termination. For the year ended December 31, 2011, the curtailment gain recognized was $1.4 million for the pension benefits and $5.1 million for the other postretirement benefits, respectively, from the accelerated recognition of the existing prior service benefits. One final recognition of the curtailment in 2012 resulted in a curtailment gain of $0.7 million for the pension plan and $3.5 million for the other postretirement benefits.

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

        For 2012 and 2011, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

11. Employee and Agent Benefits — (continued)

U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2012	2011
	(in millions)
Projected benefit obligation	$2,638.0	$2,158.4
Accumulated benefit obligation	2,469.1	2,027.8
Fair value of plan assets	1,682.1	1,429.0

Information for Other Postretirement Benefit Plans With an Accumulated Postretirement Benefit Obligation in Excess of Plan Assets

	December 31,
	2012	2011
	(in millions)
Accumulated postretirement benefit obligation	$1.7	$1.5
Fair value of plan assets	1.1	1.3

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2012	2011	2010	2012	2011	2010
	(in millions)
Service cost	$47.0	$44.0	$45.6	$1.3	$1.2	$8.8
Interest cost	109.1	108.5	105.7	8.2	8.9	18.1
Expected return on plan assets	(114.6)	(114.4)	(98.4)	(33.5)	(34.1)	(30.6)
Amortization of prior service benefit	(9.4)	(9.7)	(10.1)	(28.6)	(29.3)	(9.1)
Recognized net actuarial loss	90.9	65.8	67.6	0.9	0.4	4.1
Amounts recognized due to special events	(0.7)	(1.4)	(0.9)	(3.5)	(5.1)	(2.6)

Net periodic benefit cost (income)	$122.3	$92.8	$109.5	$(55.2)	$(58.0)	$(11.3)

        The pension plans' actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants. For the qualified pension plan, gains and losses are amortized without use of the 10% allowable corridor. For the nonqualified pension plans and other postretirement benefit plans, the corridors allowed are used.

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2012	2011	2012	2011
	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$292.1	$256.0	$(46.4)	$30.6
Amortization of net loss	(90.9)	(65.8)	(0.9)	(0.7)
Amortization of prior service benefit	10.1	11.1	32.1	34.7

Total recognized in pre-tax accumulated other comprehensive (income) loss	$211.3	$201.3	$(15.2)	$64.6

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$333.6	$294.1	$(70.4)	$6.6

        Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

        The estimated net actuarial (gain) loss and prior service cost (benefit) that will be amortized from AOCI into net periodic benefit cost for the pension benefits during the 2013 fiscal year are $118.5 million and $(8.7) million, respectively. The estimated net actuarial (gain) loss and prior service cost (benefit) for the postretirement benefits that

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

11. Employee and Agent Benefits — (continued)

will be amortized from AOCI into net periodic benefit cost during the 2013 fiscal year are $1.0 million and $(25.9) million, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2012	2011	2012	2011
Discount rate	4.00%	5.15%	4.00%	5.15%
Rate of compensation increase	4.80%	5.00%	4.83%	5.00%

Weighted average assumptions used to determine net periodic benefit cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	5.15%	5.65%	6.00%	5.15%	5.65%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	7.30%	7.30%	7.30%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

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

        For other postretirement benefits, the 7.3% expected long-term return on plan assets for 2012 is based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical, life and long-term care plans are 7.25%, 7.75% and 5.85%, respectively.

Assumed Health Care Cost Trend Rates

	December 31,
	2012	2011
Health care cost trend rate assumed for next year under age 65	8.0%	9.5%
Health care cost trend rate assumed for next year age 65 and over	7.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	5.0%
Year that the rate reaches the ultimate trend rate (under age 65)	2019	2023
Year that the rate reaches the ultimate trend rate (65 and older)	2017	2023

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage point increase	1-percentage point decrease
	(in millions)
Effect on total of service cost and interest cost components	$0.6	$(0.5)
Effect on accumulated postretirement benefit obligation	(6.6)	5.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

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

        Our pension plan assets consist of investments in separate accounts. Net asset value ("NAV") of the separate accounts is calculated in a manner consistent with U.S. GAAP for investment companies and is determinative of their fair value. Several of the separate accounts invest in publicly quoted mutual funds or actively managed stocks. The fair value of the underlying mutual funds or stock is used to determine the NAV of the separate account, which is not publicly quoted. Some of the separate accounts also invest in fixed income securities. The fair value of the underlying securities is based on quoted prices of similar assets and used to determine the NAV of the separate account. One separate account invests directly in commercial real estate properties. In 2010, this was categorized as Level 3, as the fund had restrictions on redemption of NAV at the measurement date. In 2011, the withdrawal limitations associated with this separate account were removed and the investments were being redeemed at NAV at the measurement date. Therefore, the fair value of the separate account is based on NAV and is considered a Level 2 asset in 2011 and going forward.

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

December 31, 2012

11. Employee and Agent Benefits — (continued)

Pension Plan Assets

        The fair value of the qualified pension plan's assets by asset category as of the most recent measurement date is as follows:

	As of December 31, 2012
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$601.8	$—	$601.8	$—
U.S. small/mid cap equity portfolios (2)	156.2	—	156.2	—
Balanced asset portfolios (3)	82.4	—	82.4	—
International equity portfolios (4)	273.9	—	273.9	—
Fixed income security portfolios (5)	486.6	—	486.6	—
Real estate investment portfolios:
Direct real estate investments (7)	81.2	—	81.2	—

Total	$1,682.1	$—	$1,682.1	$—

	As of December 31, 2011
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$593.6	$—	$593.6	$—
U.S. small/mid cap equity portfolios (2)	139.0	—	139.0	—
International equity portfolios (4)	216.5	—	216.5	—
Fixed income security portfolios (5)	347.8	—	347.8	—
Real estate investment portfolios:
Real estate investment trusts (6)	37.4	—	37.4	—
Direct real estate investments (7)	94.7	—	94.7	—

Total	$1,429.0	$—	$1,429.0	$—

(1)
The portfolios invest primarily in publicly traded equity securities of large U.S. companies.

(2)
The portfolios invest primarily in publicly traded equity securities of mid-sized and small U.S. companies.

(3)
The portfolios are a combination of underlying fixed income and equity investment options. These investment options may include balanced, asset allocation, target-date and target-risk investment options. Although typically lower risk than investment options that invest solely in equities, all investment options in this category have the potential to lose value.

(4)
The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.

(5)
The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.

(6)
The portfolio invests primarily in publicly traded securities of U.S. equity real estate investment trusts.

(7)
The portfolio invests primarily in U.S. commercial real estate properties.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

11. Employee and Agent Benefits — (continued)

        The reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for 2011 and 2010 follow. We had no Level 3 assets in 2012.

	For the year ended December 31, 2011
		Actual return gains (losses) on plan assets
							Ending asset balance as of December 31, 2011
	Beginning asset balance as of December 31, 2010	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Direct real estate investments	$84.7	$1.6	$—	$1.0	$—	$(87.3)	$—

	For the year ended December 31, 2010
		Actual return gains (losses) on plan assets
						Ending asset balance as of December 31, 2010
	Beginning asset balance as of December 31, 2009	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Net transfers in (out) Level 3
	(in millions)
Asset category
Direct real estate investments	$54.0	$10.7	$—	$20.0	$—	$84.7

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

        According to our investment policy, the target asset allocation for the qualified plan is:

Asset Category	Target allocation
U.S. equity portfolios	35% - 60%
International equity portfolios	5% - 20%
Fixed income security portfolios	20% - 40%
Real estate investment portfolios	3% - 10%
Other	0% - 7%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

11. Employee and Agent Benefits — (continued)

Other Postretirement Benefit Plan Assets

        The fair value of the other postretirement benefit plans' assets by asset category as of the most recent measurement date is as follows:

	As of December 31, 2012
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$1.9	$1.9	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	163.5	163.5	—	—
Principal Life general account investment (2)	42.1	—	—	42.1
U.S. equity portfolios (3)	260.8	213.5	47.3	—
International equity portfolios (4)	51.4	39.3	12.1	—

Total	$519.7	$418.2	$59.4	$42.1

	As of December 31, 2011
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$1.8	$1.8	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	153.0	153.0	—	—
Principal Life general account investment (2)	42.5	—	—	42.5
U.S. equity portfolios (3)	225.3	184.1	41.2
International equity portfolios (4)	44.0	33.6	10.4	—

Total	$466.6	$372.5	$51.6	$42.5

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

        As of December 31, 2012 and 2011, respectively, $59.4 million and $51.6 million of assets in the U.S. equity and international equity portfolios were included in a trust owned life insurance contract.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

11. Employee and Agent Benefits — (continued)

        The reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) is as follows:

	For the year ended December 31, 2012
		Actual return gains (losses) on plan assets
							Ending asset balance as of December 31, 2012
	Beginning asset balance as of December 31, 2011	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales, and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Principal Life general account investment	$42.5	$3.1	$—	$(3.5)	$—	$—	$42.1

	For the year ended December 31, 2011
		Actual return gains (losses) on plan assets
							Ending assets balance as of December 31, 2011
	Beginning assets balance as of December 31, 2010	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales, and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Principal Life general account investment	$44.5	$3.0	$—	$(5.0)	$—	$—	$42.5

	For the year ended December 31, 2010
		Actual return gains (losses) on plan assets
						Ending assets balance as of December 31, 2010
	Beginning assets balance as of December 31, 2009
		Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales, and settlements	Net transfers into (out) Level 3
	(in millions)
Asset category
Principal Life general account investment	$45.5	$4.3	$—	$(5.3)	$—	$44.5

        According to our investment policy, the target asset allocation for the other postretirement benefit plans is:

Asset Category	Target allocation
U.S. equity portfolios	45% - 65%
International equity portfolios	5% - 15%
Fixed income security portfolios	30% - 50%

        The investment strategies and policies for the other postretirement benefit plans are similar to those employed by the qualified pension plan.

Contributions

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2013 in the range of $75-$125 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2013 pending future analysis.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

11. Employee and Agent Benefits — (continued)

Estimated Future Benefit Payments

        The estimated future benefit payments, which reflect expected future service, and the expected amount of subsidy receipts under Medicare Part D are:

	Pension benefits	Other postretirement benefits (gross benefit payments, including prescription drug benefits)	Amount of Medicare Part D subsidy receipts
	(in millions)
Year ending December 31:
2013	$89.6	$18.6	$0.9
2014	94.1	19.1	0.9
2015	98.0	19.6	1.0
2016	102.8	19.9	1.0
2017	109.0	20.1	1.0
2018 - 2022	638.2	100.3	5.2

        The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

        The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2012.

        The information that follows shows supplemental information for our defined benefit pension plans. Certain key summary data is shown separately for qualified and nonqualified plans.

	For the year ended December 31,
	2012			2011
	Qualified Plan	Nonqualified Plan	Total	Qualified Plan	Nonqualified Plan	Total
	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(557.7)	(398.2)	(955.9)	(405.9)	(323.5)	(729.4)

Total	$(557.7)	$(398.2)	$(955.9)	$(405.9)	$(323.5)	$(729.4)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$725.0	$136.2	$861.2	$586.3	$73.7	$660.0
Prior service benefit	(12.5)	(7.9)	(20.4)	(19.2)	(11.3)	(30.5)

Pre-tax accumulated other comprehensive loss	$712.5	$128.3	$840.8	$567.1	$62.4	$629.5

Components of net periodic benefit cost
Service cost	$42.3	$4.7	$47.0	$39.3	$4.7	$44.0
Interest cost	92.8	16.3	109.1	91.7	16.8	108.5
Expected return on plan assets	(114.6)	—	(114.6)	(114.4)	—	(114.4)
Amortization of prior service benefit	(6.3)	(3.1)	(9.4)	(6.5)	(3.2)	(9.7)
Recognized net actuarial loss	84.8	6.1	90.9	61.2	4.6	65.8
Amounts recognized due to special events	(0.4)	(0.3)	(0.7)	(0.9)	(0.5)	(1.4)

Net periodic benefit cost	$98.6	$23.7	$122.3	$70.4	$22.4	$92.8

Other changes recognized in accumulated other comprehensive loss
Net actuarial loss	$223.5	$68.6	$292.1	$243.3	$12.7	$256.0
Amortization of net loss	(84.8)	(6.1)	(90.9)	(61.2)	(4.6)	(65.8)
Amortization of prior service benefit	6.7	3.4	10.1	7.3	3.8	11.1

Total recognized in pre-tax accumulated other comprehensive loss	$145.4	$65.9	$211.3	$189.4	$11.9	$201.3

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive loss	$244.0	$89.6	$333.6	$259.8	$34.3	$294.1

        In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $17,000 of their compensation to the plans in 2012. Effective January 1, 2006,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

11. Employee and Agent Benefits — (continued)

we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced, and the 401(k) matching contribution was increased. Employees who were ages 47 or older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as "Grandfathered Choice Participants." We match the Grandfathered Choice Participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. For all other participants, we match the participant's contributions at a 75% contribution rate up to a maximum of 6% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock. We contributed $37.3 million, $36.3 million and $35.7 million in 2012, 2011 and 2010, respectively, to our qualified defined contribution plans.

        We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by federal tax law with respect to the qualified plans. In 2012, we matched the Grandfathered Choice Participant's deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant's compensation. For all other participants, we matched the participant's deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant's compensation. We contributed $4.6 million, $3.5 million and $2.8 million in 2012, 2011 and 2010, respectively, to our nonqualified deferred compensation plans.

12. Contingencies, Guarantees and Indemnifications

Litigation and Regulatory Contingencies

        We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services; life, health and disability insurance, and our investment activities. Some of the lawsuits may be class actions, or purport to be, and some may include claims for unspecified or substantial punitive and treble damages.

        We may discuss such litigation in one of three ways. We accrue a charge to income and disclose legal matters for which the chance of loss is probable and for which the amount of loss can be reasonably estimated. We may disclose contingencies for which the chance of loss is reasonably possible and provide an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. Finally, we may voluntarily disclose loss contingencies for which the chance of loss is remote in order to provide information concerning matters that potentially expose us to possible losses.

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

December 31, 2012

12. Contingencies, Guarantees and Indemnifications — (continued)

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

        In 2008, Principal Life received approximately $440.0 million in connection with the termination of certain structured transactions and the resulting prepayment of Principal Life's investment in those transactions. The transactions involved Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc. (collectively, "Lehman") in various capacities. Subsequent to Lehman's September 2008 bankruptcy filing, its bankruptcy estate has sought to recover from numerous sources significant amounts to which it claims entitlement under various theories. The estate is attempting to recover from us an unspecified amount, but possibly up to the amount paid to us, plus interest. We are one of numerous defendants to this action, which has been stayed by the bankruptcy court. We believe that we have meritorious defenses to Lehman's claims and intend to aggressively defend against them once the stay is lifted and we are allowed to do so.

        While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of December 31, 2012, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

        The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at December 31, 2012.

Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary and joint ventures. These agreements generally expire through 2019. The maximum exposure under these agreements as of December 31, 2012, was approximately $258.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

        We are also subject to various other indemnification obligations issued in conjunction with divestitures, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

12. Contingencies, Guarantees and Indemnifications — (continued)

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

Guaranty Funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state's fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2012 and 2011, the liability balance for guaranty fund assessments, which is not discounted, was $31.0 million and $38.7 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of December 31, 2012 and 2011, $16.5 million and $22.6 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

Operating Leases

        As a lessee, we lease office space, data processing equipment, office furniture and office equipment under various operating leases. Rental expense for the years ended December 31, 2012, 2011 and 2010, respectively, was $41.9 million, $51.1 million and $53.1 million.

        The following represents payments due by period for operating lease obligations (in millions):

Year ending December 31:
2013	$43.0
2014	37.9
2015	30.6
2016	25.0
2017	12.2
2018 and thereafter	60.0

Total operating lease obligations	208.7
Less: Future sublease rental income on noncancelable leases	5.4

Total future minimum lease payments	$203.3

Capital Leases

        We lease hardware storage equipment under capital leases. As of December 31, 2012 and 2011, these leases had a gross asset balance of $35.5 million and $24.4 million and accumulated depreciation of $11.5 million and $13.7 million, respectively. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $7.9 million, $4.4 million and $4.2 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

12. Contingencies, Guarantees and Indemnifications — (continued)

        The following represents future minimum lease payments due by period for capital lease obligations (in millions).

Year ending December 31:
2013	$5.3
2014	5.0
2015	2.1
2016	0.7
2017	0.1

Total	13.2
Less: Amounts representing interest	0.5

Net present value of minimum lease payments	$12.7

13. Stockholders' Equity

Preferred Stock

        As of December 31, 2012, we had 13.0 million shares of preferred stock authorized, issued and outstanding under the two series described below. Preferred stockholders have dividend and liquidation priority over common stockholders.

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

Dividend Restrictions and Payments

        The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders' equity levels. As of December 31, 2012, we have no preferred dividend restrictions.

        On March 30, 2012; July 2, 2012; October 1, 2012 and December 31, 2012, we paid a dividend of $8.2 million, $8.3 million, $8.2 million and $8.3 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 15, 2012; June 14, 2012; September 13, 2012 and December 13, 2012, respectively.

        On March 30, 2011; June 30, 2011; September 30, 2011 and December 30, 2011, we paid a dividend of $8.2 million, $8.3 million, $8.2 million and $8.3 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 11, 2011; June 9, 2011; September 8, 2011 and December 8, 2011, respectively.

        On March 30, 2010; June 30, 2010; September 30, 2010 and December 30, 2010, we paid a dividend of $8.2 million, $8.3 million, $8.2 million and $8.3 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 11, 2010; June 10, 2010; September 9, 2010 and December 9, 2010, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

13. Stockholders' Equity — (continued)

Common Stock

        On December 28, 2012, we paid a quarterly dividend of $61.7 million, equal to $0.21 per share, to stockholders of record as of December 10, 2012. On September 28, 2012, we paid a quarterly dividend of $61.6 million, equal to $0.21 per share, to stockholders of record as of September 6, 2012. On June 29, 2012, we paid a quarterly dividend of $53.7 million, equal to $0.18 per share, to stockholders of record as of June 11, 2012. On March 30, 2012, we paid a quarterly dividend of $54.3 million, equal to $0.18 per share, to stockholders of record as of March 12, 2012. On December 2, 2011, we paid an annual dividend of $213.7 million, equal to $0.70 per share, to stockholders of record as of November 10, 2011. On December 3, 2010, we paid an annual dividend of $176.2 million, equal to $0.55 per share, to stockholders of record as of November 19, 2010.

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2010	3.0	10.0	319.0
Shares issued	—	—	1.5
Treasury stock acquired	—	—	(0.1)

Outstanding shares at December 31, 2010	3.0	10.0	320.4
Shares issued	—	—	1.8
Treasury stock acquired	—	—	(21.1)

Outstanding shares at December 31, 2011	3.0	10.0	301.1
Shares issued	—	—	3.2
Treasury stock acquired	—	—	(10.5)

Outstanding shares at December 31, 2012	3.0	10.0	293.8

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

13. Stockholders' Equity — (continued)

Other Comprehensive Income (Loss)

	For the year ended December 31, 2012
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$1,577.3	$(520.6)	$1,056.7
Reclassification adjustment for losses included in net income	107.8	(38.4)	69.4
Adjustments for assumed changes in amortization patterns	(169.0)	59.1	(109.9)
Adjustments for assumed changes in policyholder liabilities	(689.2)	230.6	(458.6)

Net unrealized gains on available-for-sale securities	826.9	(269.3)	557.6

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	(17.3)	6.1	(11.2)
Adjustments for assumed changes in amortization patterns	4.0	(1.6)	2.4
Adjustments for assumed changes in policyholder liabilities	3.2	(1.1)	2.1

Noncredit component of impairment losses on fixed maturities, available-for-sale (1)	(10.1)	3.4	(6.7)

Net unrealized losses on derivative instruments during the period	(25.9)	9.1	(16.8)
Reclassification adjustment for losses included in net income	3.4	(1.5)	1.9
Adjustments for assumed changes in amortization patterns	25.9	(9.1)	16.8
Adjustments for assumed changes in policyholder liabilities	(70.0)	24.5	(45.5)

Net unrealized losses on derivative instruments	(66.6)	23.0	(43.6)

Foreign currency translation adjustment	(20.4)	15.6	(4.8)

Unrecognized postretirement benefit obligation during the period	(245.7)	86.0	(159.7)
Amortization of prior service cost and actuarial loss included in net periodic benefit cost	49.6	(17.3)	32.3

Net unrecognized postretirement benefit obligation	(196.1)	68.7	(127.4)

Other comprehensive income	$533.7	$(158.6)	$375.1

	For the year ended December 31, 2011
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$559.4	$(204.0)	$355.4
Reclassification adjustment for losses included in net income	112.0	(42.9)	69.1
Adjustments for assumed changes in amortization patterns	(114.9)	40.2	(74.7)
Adjustments for assumed changes in policyholder liabilities	(230.3)	89.1	(141.2)

Net unrealized gains on available-for-sale securities	326.2	(117.6)	208.6

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	49.9	(18.0)	31.9
Adjustments for assumed changes in amortization patterns	(1.4)	0.5	(0.9)

Noncredit component of impairment losses on fixed maturities, available-for-sale (1)	48.5	(17.5)	31.0

Net unrealized gains on derivative instruments during the period	39.6	(13.8)	25.8
Reclassification adjustment for losses included in net income	20.7	(7.4)	13.3
Adjustments for assumed changes in amortization patterns	(23.9)	8.4	(15.5)

Net unrealized gains on derivative instruments	36.4	(12.8)	23.6

Foreign currency translation adjustment	(139.4)	(0.1)	(139.5)

Unrecognized postretirement benefit obligation during the period	(286.7)	100.3	(186.4)
Amortization of prior service cost and actuarial loss included in net periodic benefit cost	20.7	(7.2)	13.5

Net unrecognized postretirement benefit obligation	(266.0)	93.1	(172.9)

Other comprehensive loss	$5.7	$(54.9)	$(49.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

13. Stockholders' Equity — (continued)

	For the year ended December 31, 2010
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$2,016.4	$(688.0)	$1,328.4
Reclassification adjustment for losses included in net income	236.7	(84.2)	152.5
Adjustments for assumed changes in amortization patterns	(390.9)	136.8	(254.1)
Adjustments for assumed changes in policyholder liabilities	(136.7)	23.4	(113.3)

Net unrealized gains on available-for-sale securities	1,725.5	(612.0)	1,113.5

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	(56.1)	19.7	(36.4)
Adjustments for assumed changes in amortization patterns	4.2	(1.5)	2.7

Noncredit component of impairment losses on fixed maturities, available-for-sale (1)	(51.9)	18.2	(33.7)

Net unrealized losses on derivative instruments during the period	(1.2)	(0.3)	(1.5)
Reclassification adjustment for losses included in net income	37.9	(13.4)	24.5
Adjustments for assumed changes in amortization patterns	(15.5)	5.4	(10.1)

Net unrealized gains on derivative instruments	21.2	(8.3)	12.9

Foreign currency translation adjustment	19.5	12.4	31.9

Unrecognized postretirement benefit obligation during the period	271.0	(94.9)	176.1
Amortization of prior service cost and actuarial loss included in net periodic benefit cost	49.0	(17.1)	31.9

Net unrecognized postretirement benefit obligation	320.0	(112.0)	208.0

Other comprehensive income	$2,034.3	$(701.7)	$1,332.6

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

Accumulated Other Comprehensive Income

	Net unrealized gains on available-for-sale securities	Noncredit component of impairment losses on fixed maturities available-for-sale	Net unrealized gains (losses) on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2010	$(497.9)	$(164.5)	$(1.2)	$(2.0)	$(396.2)	$(1,061.8)
Effects of implementation of accounting change related to variable interest entities, net	11.1	—	(0.4)	—	—	10.7
Effects of electing fair value option for fixed maturities upon implementation of accounting credit derivatives, net	25.4	—	—	—	—	25.4
Other comprehensive income	1,113.5	(33.7)	12.9	31.7	208.0	1,332.4

Balances at December 31, 2010	652.1	(198.2)	11.3	29.7	(188.2)	306.7
Other comprehensive loss	208.6	31.0	23.6	(139.0)	(172.9)	(48.7)

Balances at December 31, 2011	860.7	(167.2)	34.9	(109.3)	(361.1)	258.0
Other comprehensive income	557.6	(6.7)	(43.6)	(6.0)	(127.4)	373.9

Balances at December 31, 2012	$1,418.3	$(173.9)	$(8.7)	$(115.3)	$(488.5)	$631.9

Noncontrolling Interest

        Interest held by unaffiliated parties in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling partners' share of the underlying net assets of our consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the consolidated statements of financial position.

        The noncontrolling interest holders in certain of our subsidiaries maintain an equity interest that is redeemable at the option of the holder, which may be exercised on varying dates beginning in 2014. Since redemption of the noncontrolling interest is outside of our control, this interest is presented on the consolidated statements of financial

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

13. Stockholders' Equity — (continued)

position line item titled "Redeemable noncontrolling interest." If the interest were to be redeemed, we would be required to purchase such interest at a redemption value based on a formula that management intended to reasonably approximate fair value based on a fixed multiple of earnings over a measurement period. As such, the carrying value of the redeemable noncontrolling interest is compared to the redemption value at each reporting period. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in redemption value prior to exercise of the redemption option are determined after the attribution of net income or loss of the subsidiary and are recorded in retained earnings.

        Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance at January 1, 2011	$—
Net income attributable to redeemable noncontrolling interest	0.2
Redeemable noncontrolling interest assumed related to acquisition	22.0

Balance at December 31, 2011	22.2
Net income attributable to redeemable noncontrolling interest	1.9
Redeemable noncontrolling interest assumed related to acquisition	37.2
Distributions to redeemable noncontrolling interest	(2.0)
Foreign currency translation adjustment	1.1

Balance at December 31, 2012	$60.4

Dividend Limitations

        Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. In general, the current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2012 statutory results, Principal Life could pay approximately $472.0 million in stockholder dividends in 2013 without exceeding the statutory limitation.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

14. Fair Value Measurements — (continued)

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

        If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of December 31, 2012, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

14. Fair Value Measurements — (continued)

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

Derivatives

        The fair values of exchange-traded derivatives are determined through quoted market prices, which are reflected in Level 1. Exchange-traded derivatives include interest rate and equity futures that are settled daily such that their fair value is not reflected in the consolidated statements of financial position. The fair values of over-the-counter derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. The majority of our over-the-counter derivatives are valued with models that use market observable inputs, which are reflected in Level 2. Significant inputs include contractual terms, interest rates, currency exchange rates, credit spread curves, equity prices and volatilities. These valuation models consider projected discounted cash flows, relevant swap curves and appropriate implied volatilities. Certain over-the-counter derivatives utilize unobservable market data, primarily independent broker quotes that are nonbinding quotes based on models that do not reflect the result of market transactions, which are reflected in Level 3.

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

        Foreign Exchange Contracts.    We use discounted cash flow valuation techniques that utilize observable swap curves and exchange rates as the inputs to determine the fair value of foreign currency swaps. These are reflected in Level 2. Currency forwards are valued using observable market inputs, including forward currency exchange rates. These are reflected in Level 2. In addition, we have a limited number of currency options and non-standard currency swaps that are valued using broker quotes. These are reflected within Level 3.

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

December 31, 2012

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

December 31, 2012

14. Fair Value Measurements — (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of December 31, 2012
	Assets/ (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$944.3	$203.5	$740.8	$—
Non-U.S. governments	1,208.3	—	1,164.0	44.3
States and political subdivisions	3,178.8	—	3,176.9	1.9
Corporate	34,325.4	85.9	34,065.0	174.5
Residential mortgage-backed securities	3,226.7	—	3,226.7	—
Commercial mortgage-backed securities	3,897.4	—	3,897.4	—
Collateralized debt obligations	379.2	—	301.6	77.6
Other debt obligations	3,779.2	—	3,764.5	14.7

Total fixed maturities, available-for-sale	50,939.3	289.4	50,336.9	313.0
Fixed maturities, trading	626.7	9.4	450.5	166.8
Equity securities, available-for-sale	136.5	54.4	66.8	15.3
Equity securities, trading	252.8	99.8	153.0	—
Derivative assets (1)	1,016.7	—	941.6	75.1
Other investments (2)	272.1	64.1	94.1	113.9
Cash equivalents (3)	1,772.6	561.4	1,211.2	—

Sub-total excluding separate account assets	55,016.7	1,078.5	53,254.1	684.1
Separate account assets	81,653.8	54,010.1	23,027.7	4,616.0

Total assets	$136,670.5	$55,088.6	$76,281.8	$5,300.1

Liabilities
Investments-type insurance contracts (4)	$(170.5)	$—	$—	$(170.5)
Derivative liabilities (1)	(1,205.1)	—	(1,102.5)	(102.6)
Other liabilities (4)	(237.4)	—	(197.8)	(39.6)

Total liabilities	$(1,613.0)	$—	$(1,300.3)	$(312.7)

Net assets (liabilities)	$135,057.5	$55,088.6	$74,981.5	$4,987.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

14. Fair Value Measurements — (continued)

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

December 31, 2012

14. Fair Value Measurements — (continued)

Changes in Level 3 Fair Value Measurements

        The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the year ended December 31, 2012
								Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2011	Total realized/unrealized gains (losses)					Ending asset/ (liability) balance as of December 31, 2012
				Net purchases, sales, issuances and settlements (4)
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$22.9	$(0.2)	$(0.3)	$7.4	$14.5	$—	$44.3	$(0.1)
States and political subdivisions	—	—	0.2	(0.1)	1.8	—	1.9	—
Corporate	297.0	(9.2)	19.9	(75.5)	79.7	(137.4)	174.5	(2.6)
Collateralized debt obligations	102.5	(3.3)	5.1	4.5	—	(31.2)	77.6	—
Other debt obligations	27.3	(2.3)	0.6	(26.2)	15.3	—	14.7	(2.2)

Total fixed maturities, available-for-sale	449.7	(15.0)	25.5	(89.9)	111.3	(168.6)	313.0	(4.9)
Fixed maturities, trading	220.8	3.2	—	(66.7)	9.5	—	166.8	(4.4)
Equity securities, available-for-sale	18.0	(0.3)	(2.4)	—	—	—	15.3	—
Derivative assets	60.2	2.9	—	12.0	—	—	75.1	4.9
Other investments	97.5	2.1	—	14.3	—	—	113.9	2.2
Separate account assets (2)	4,198.2	421.3	0.4	(3.6)	1.6	(1.9)	4,616.0	412.8
Liabilities
Investments-type insurance contracts	(195.8)	38.3	(0.1)	(12.9)	—	—	(170.5)	35.3
Derivative liabilities	(177.1)	39.8	1.3	33.4	—	—	(102.6)	38.6
Other liabilities (3)	(24.2)	(23.5)	—	8.1	—	—	(39.6)	(20.2)

	For the year ended December 31, 2011
								Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2010	Total realized/unrealized gains (losses)					Ending asset/ (liability) balance as of December 31, 2011
				Net purchases, sales, issuances and settlements (4)
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$24.5	$0.2	$—	$(1.8)	$—	$—	$22.9	$0.1
Corporate	552.1	(10.8)	(20.8)	(42.7)	103.2	(284.0)	297.0	(6.1)
Commercial mortgage-backed securities	16.2	(3.7)	5.1	(10.5)	—	(7.1)	—	—
Collateralized debt obligations	109.3	(19.6)	13.8	0.3	—	(1.3)	102.5	(9.3)
Other debt obligations	88.8	0.1	(1.1)	(30.5)	9.0	(39.0)	27.3	—

Total fixed maturities, available-for-sale	790.9	(33.8)	(3.0)	(85.2)	112.2	(331.4)	449.7	(15.3)
Fixed maturities, trading	269.1	(16.6)	—	(27.2)	20.5	(25.0)	220.8	(15.8)
Equity securities, available-for-sale	43.2	(6.1)	12.0	(28.0)	13.0	(16.1)	18.0	(4.5)
Derivative assets	33.3	37.8	(0.1)	(10.8)	—	—	60.2	33.4
Other investments	128.3	(2.5)	—	(28.3)	—	—	97.5	(2.6)
Separate account assets (2)	3,771.5	406.6	—	88.9	13.5	(82.3)	4,198.2	400.9
Liabilities
Investments-type insurance contracts	(6.6)	(206.3)	—	17.1	—	—	(195.8)	(206.6)
Derivative liabilities	(181.5)	(11.4)	0.2	15.6	—	—	(177.1)	(8.6)
Other liabilities (3)	(156.8)	(1.2)	13.4	(15.9)	—	136.3	(24.2)	(1.1)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

14. Fair Value Measurements — (continued)

	For the year ended December 31, 2010							Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2009	Total realized/unrealized gains (losses)					Ending asset/ (liability) balance as of December 31, 2010
				Net purchases, sales, issuances and settlements (4)
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$16.1	$(0.1)	$0.1	$8.4	$—	$—	$24.5	$(0.1)
States and political subdivisions	11.5	—	1.0	—	11.5	(24.0)	—	—
Corporate	737.3	0.7	26.9	(193.2)	152.2	(171.8)	552.1	(2.2)
Commercial mortgage-backed securities	34.3	(0.1)	1.0	11.2	—	(30.2)	16.2	(0.1)
Collateralized debt obligations	296.8	(14.9)	40.0	(125.2)	0.9	(88.3)	109.3	(1.9)
Other debt obligations	76.6	—	4.5	36.9	32.9	(62.1)	88.8	—

Total fixed maturities, available-for-sale	1,172.6	(14.4)	73.5	(261.9)	197.5	(376.4)	790.9	(4.3)
Fixed maturities, trading	63.5	13.5	—	194.1	—	(2.0)	269.1	13.2
Equity securities, available-for-sale	71.7	2.6	(8.2)	(21.4)	0.1	(1.6)	43.2	3.3
Derivative assets	54.4	(18.3)	(0.1)	(2.7)	—	—	33.3	(17.1)
Other investments	—	25.9	—	102.4	—	—	128.3	25.9
Separate account assets (2)	4,120.7	304.0	(0.4)	(564.2)	28.5	(117.1)	3,771.5	249.0
Liabilities
Investments-type insurance contracts	(23.6)	(8.2)	—	25.2	—	—	(6.6)	(8.6)
Derivative liabilities	(93.7)	9.9	(1.4)	(96.3)	—	—	(181.5)	8.0
Other liabilities (3)	(89.1)	9.3	(28.3)	(48.7)	—	—	(156.8)	2.3

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

(4)
Gross purchases, sales, issuances and settlements were:

	For the year ended December 31, 2012
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. government	$13.5	$(5.0)	$—	$(1.1)	$7.4
State and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	29.2	(92.0)	—	(12.7)	(75.5)
Collateralized debt obligations	5.1	(1.1)	—	0.5	4.5
Other debt obligations	—	—	—	(26.2)	(26.2)

Total fixed maturities, available-for-sale	47.8	(98.1)	—	(39.6)	(89.9)
Fixed maturities, trading	—	(24.6)	—	(42.1)	(66.7)
Derivative assets	12.6	(0.6)	—	—	12.0
Other investments	34.0	—	—	(19.7)	14.3
Separate account assets (5)	342.2	(310.6)	(208.4)	173.2	(3.6)
Liabilities
Investment-type insurance contracts	—	—	(16.6)	3.7	(12.9)
Derivative liabilities	(8.9)	42.3	—	—	33.4
Other liabilities	—	8.1	—	—	8.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

14. Fair Value Measurements — (continued)

	For the year ended December 31, 2011
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. government	$3.6	$(5.4)	$—	$—	$(1.8)
Corporate	21.2	(25.6)	—	(38.3)	(42.7)
Commercial mortgage-backed securities	—	(10.5)	—	—	(10.5)
Collateralized debt obligations	1.3	(0.4)	—	(0.6)	0.3
Other debt obligations	—	—	—	(30.5)	(30.5)

Total fixed maturities, available-for-sale	26.1	(41.9)	—	(69.4)	(85.2)
Fixed maturities, trading	10.0	(8.7)	—	(28.5)	(27.2)
Equity securities, available-for-sale	0.3	(28.3)	—	—	(28.0)
Derivative assets	19.0	(29.8)	—	—	(10.8)
Other investments	—	—	—	(28.3)	(28.3)
Separate account assets	342.7	(191.8)	—	(62.0)	88.9
Liabilities
Investment-type insurance contracts	—	—	9.2	7.9	17.1
Derivative liabilities	(12.1)	27.7	—	—	15.6
Other liabilities	(2.1)	—	—	(13.8)	(15.9)
(5)
Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Transfers

        Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels are summarized below.

	For the year ended December 31, 2012
	Transfers out of Level 1 into Level 2	Transfers out of Level 1 into Level 3	Transfers out of Level 2 into Level 1	Transfers out of Level 2 into Level 3	Transfers out of Level 3 into Level 1	Transfers out of Level 3 into Level 2
	(in millions)
Assets
Fixed maturities, available-for-
sale:
Non-U.S. governments	$—	$—	$—	$14.5	$—	$—
State and political subdivisions	—	—	—	1.8	—	—
Corporate	—	—	—	79.7	—	137.4
Collateralized debt obligations	—	—	—	—	—	31.2
Other debt obligations	—	—	—	15.3	—	—

Total fixed maturities, available-for-sale	—	—	—	111.3	—	168.6
Fixed maturities, trading	—	—	—	9.5	—	—
Separate account assets	3,255.7	0.3	205.5	1.3	—	1.9

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

        Assets transferred into Level 3 during 2012, 2011 and 2010, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

        Assets transferred out of Level 3 during 2012, 2011 and 2010, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

14. Fair Value Measurements — (continued)

Quantitative Information about Level 3 Fair Value Measurements

        The following table provides quantitative information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally, which primarily consists of those valued using broker quotes. Refer to "Assets and liabilities measured at fair value on a recurring basis" for a complete valuation hierarchy summary.

	As of December 31, 2012
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$12.9	Discounted cash flow	Discount rate (1)	1.6%	1.6%
			Illiquidity premium	50 basis points ("bps")	50bps
Corporate	66.6	Discounted cash flow	Discount rate (1)	1.7% - 29.0%	8.4%
			Illiquidity premium	0bps - 100bps	39bps
			Earnings before interest, taxes, depreciation and amortization multiple	0x - 3.5x	0.2x
			Probability of default	0% - 100%	6.4%
			Potential loss severity	0% - 30%	1.9%
Collateralized debt obligations	38.2	Discounted cash flow	Discount rate (1)	1.0% - 19.8%	13.3%
			Illiquidity premium	400bps - 1,000bps	791bps
Other debt obligations	14.7	Discounted cash flow	Discount rate (1)	6.5% - 20.0%	11.8%
			Illiquidity premium	0bps - 50bps	30bps
Fixed maturities, trading	35.9	Discounted cash flow	Discount rate (1)	1.2% - 60.5%	4.1%
			Illiquidity premium	0bps - 1,400bps	390bps
	110.4	See note (2)
Other investments	80.3	Discounted cash flow — commercial mortgage loans of consolidated VIEs	Discount rate (1)	3.5%	3.5%
			Illiquidity premium	287bps	287bps
	33.6	Discounted cash flow — equity method real estate investment	Discount rate (1)	9.3%	9.3%
			Terminal capitalization rate	5.5%	5.5%
			Average market rent growth rate	3.6%	3.6%
		Discounted cash flow — equity method real estate investment debt	Loan to value	49.4%	49.4%
			Credit spread rate	3.3%	3.3%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

14. Fair Value Measurements — (continued)

	As of December 31, 2012
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Separate account assets	4,449.0	Discounted cash flow — mortgage loans	Discount rate (1)	0.8% - 10.4%	3.3%
			Illiquidity premium	0bps - 50bps
			Credit spread rate	65bps - 1,025bps	253bps
		Discounted cash flow — real estate	Discount rate (1)	6.5% - 16.0%	8.3%
			Terminal capitalization rate	4.8% - 9.0%	7.2%
			Average market rent growth rate	2.3% - 5.5%	3.3%
		Discounted cash flow — real estate debt	Loan to value	17.0% - 86.0%	54.8%
			Credit spread rate	1.6% - 5.3%	3.5%
Liabilities
Investment-type insurance contracts	(170.5)	Discounted cash flow	Long duration interest rate	2.6% - 2.8% (3)
			Long-term equity market volatility	16.1% - 38.3%
			Non-performance risk	0.3% - 1.6%
			Utilization rate	See note (4)
			Lapse rate	0.5% - 14.6%
			Mortality rate	See note (5)
Derivative liabilities	(65.1)	See note (2)
Other liabilities	(39.6)	See note (2)

(1)
Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any credit spread, illiquidity or other adjustments, where applicable.

(2)
Relates to a consolidated collateralized private investment vehicle that is a VIE. Fixed maturity, trading represents the underlying collateral of the investment structure and consists of high-grade fixed maturity investments, which are over-collateralized based on outstanding notes priced at par. The derivative liability represents credit default swaps that are valued using a correlation model to the credit default swap ("CDS") Index ("CDX") and inputs to the valuation are based on observable market data such as the end of period swap curve, CDS constituents of the index and spread levels of the index, as well as CDX tranche spreads. The other liabilities represent obligations to third party note holders due at maturity or termination of the trust. The value of the obligations reflect the third parties' interest in the investment structure.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

14. Fair Value Measurements — (continued)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Certain assets are measured at fair value on a nonrecurring basis. During 2012, certain mortgage loans had been marked to fair value of $173.8 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $12.3 million that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs. The fair value of the underlying collateral is determined based on a discounted cash flow valuation either from an external broker opinion of value or an internal model. Significant inputs used in the discounted cash flow calculation include: a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the mortgage loans marked to fair value during 2012 were:

  Discount rate = 8.0% - 20.0%
  Terminal capitalization rate = 6.3% - 10.5%
  Average market rent growth = 3.0% - 8.0%

        During 2012, certain mortgage servicing rights had been marked to fair value of $7.0 million. The net impact of impairments and subsequent improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net gain of $0.4 million that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans. The discount rate used in calculating the present value of the future servicing cash flows was 3.1% for the year ended December 31, 2012.

        During 2012, certain real estate had been written down to fair value of $5.0 million. This write down resulted in a loss of $0.1 million that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of real estate is estimated using appraised values that involve significant unobservable inputs.

        During 2011, certain mortgage loans had been marked to fair value of $206.0 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $27.7 million that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

14. Fair Value Measurements — (continued)

        During 2011, certain mortgage servicing rights had been written down to fair value of $4.4 million. The net impact of impairments and improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net loss of $1.1 million that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans.

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

        The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $80.3 million and $76.4 million as of December 31, 2012, and $97.5 million and $96.1 million as of December 31, 2011, respectively. The change in fair value of the loans resulted in a $2.6 million, ($2.6) million and $25.9 million pre-tax gain (loss) for the years ended December 31, 2012, 2011 and 2010, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $6.9 million, $8.6 million and $10.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $85.0 million and $186.8 million as of December 31, 2012, and $88.4 million and $169.8 million as of December 31, 2011, respectively. For the years ended December 31, 2012, 2011 and 2010, the change in fair value of the obligations resulted in a pre-tax gain (loss) of ($37.7) million, $1.2 million and ($2.9) million, which includes a pre-tax loss of ($37.4) million, ($1.1) million and $3.0 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $5.3 million, $6.8 million and $8.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        We invest in real estate ventures for the purpose of earning investment returns and for capital appreciation. We elected the fair value option for a venture entered into during the third quarter of 2012 that is subject to the equity method of accounting because the nature of the investment is to add value to the property and generate income from the operations of the property. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties. This investment is reported with other investments in the consolidated statements of financial position. The change in fair value is reported in net investment income on the consolidated statements of operations. The fair value of the equity method investment for which the fair value option has been elected was $33.6 million as of December 31, 2012. The change in fair value of the investment resulted in a $0.4 million pre-tax loss for the year ended December 31, 2012.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

14. Fair Value Measurements — (continued)

Financial Instruments Not Reported at Fair Value

        The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	December 31, 2012
			Fair value hierarchy level
	Carrying amount
		Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,519.7	$12,163.7	$—	$—	$12,163.7
Policy loans	864.9	1,056.8	—	—	1,056.8
Other investments	280.1	280.5	—	195.3	85.2
Cash and cash equivalents	2,404.6	2,404.6	2,364.6	40.0	—
Investments-type insurance contracts	(31,953.1)	(32,531.6)	—	(7,367.4)	(25,164.2)
Short-term debt	(40.8)	(40.8)	—	(40.8)	—
Long-term debt	(2,671.3)	(2,951.4)	—	(2,921.7)	(29.7)
Separate account liabilities	(73,096.0)	(72,173.8)	—	—	(72,173.8)
Bank deposits	(2,174.7)	(2,177.7)	(1,404.4)	(773.3)	—
Cash collateral payable	(205.6)	(205.6)	(205.6)	—	—

	December 31, 2011
	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Mortgage loans	$10,727.2	$11,223.4
Policy loans	885.1	1,114.2
Other investments	165.6	165.6
Cash and cash equivalents	1,174.1	1,174.1
Investments-type insurance contracts	(32,408.5)	(32,234.0)
Short-term debt	(105.2)	(105.2)
Long-term debt	(1,564.8)	(1,750.7)
Separate account liabilities	(64,016.2)	(62,906.9)
Bank deposits	(2,142.8)	(2,150.2)
Cash collateral payable	(234.0)	(234.0)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

14. Fair Value Measurements — (continued)

Cash and Cash Equivalents

        Certain cash equivalents not reported at fair value include short-term investments with maturities of less than three months for which public quotations are not available to use in determining fair value. Because of the highly liquid nature of these assets, carrying amounts are used to approximate fair value, which are reflected in Level 2. The carrying amounts of the remaining cash and cash equivalents that are not reported at fair value on a recurring basis approximate their fair value, which are reflected in Level 1 given the nature of cash.

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

December 31, 2012

14. Fair Value Measurements — (continued)

Cash Collateral Payable

        The carrying amount of the payable associated with our obligation to return the cash collateral received under derivative credit support annex (collateral) agreements approximates its fair value, which is reflected in Level 1.

15. Statutory Insurance Financial Information

        Principal Life, the largest indirect subsidiary of PFG, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the "State of Iowa"). The State of Iowa recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual has been adopted as a component of prescribed practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices. As of December 31, 2012, our use of prescribed and permitted statutory accounting practices has resulted in higher statutory capital and surplus of $211.1 million relative to the accounting practices and procedures of the NAIC primarily due to a state prescribed practice associated with reinsurance of our term life products and "secondary" or "no lapse" guarantee provisions on our universal life products. Statutory accounting practices differ from U.S. GAAP primarily due to charging policy acquisition costs to expense as incurred, establishing reserves using different actuarial assumptions, valuing investments on a different basis and not admitting certain assets, including certain net deferred income tax assets.

        Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2012, Principal Life meets the minimum RBC requirements.

        Statutory net income and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2012	2011	2010
	(in millions)
Statutory net income	$576.1	$326.8	$404.6
Statutory capital and surplus	3,944.3	4,218.2	4,377.8

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

16. Segment Information — (continued)

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

        The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	December 31, 2012	December 31, 2011
	(in millions)
Assets:
Retirement and Investor Services	$117,399.5	$108,998.0
Principal Global Investors	1,282.2	1,833.3
Principal International	19,267.2	15,612.1
U.S. Insurance Solutions	19,017.2	17,389.1
Corporate	4,960.4	3,529.2

Total consolidated assets	$161,926.5	$147,361.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

16. Segment Information — (continued)

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$4,834.9	$4,075.0	$4,126.1
Principal Global Investors	591.2	546.3	481.4
Principal International	942.7	909.0	779.2
U.S. Insurance Solutions	2,994.7	2,939.9	2,809.2
Corporate	(188.1)	(189.2)	(118.9)

Total segment operating revenues	9,175.4	8,281.0	8,077.0
Net realized capital gains (losses), net of related revenue adjustments	14.7	(221.5)	(281.9)
Exited group medical insurance business	25.0	606.3	1,403.9
Terminated commercial mortgage securities issuance operation	—	—	(0.8)
Assumption change within our Individual Life business	—	4.9	—

Total revenues per consolidated statements of operations	$9,215.1	$8,670.7	$9,198.2

Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$575.1	$562.9	$543.0
Principal Global Investors	81.2	74.0	58.5
Principal International	153.3	149.5	132.6
U.S. Insurance Solutions	138.2	204.3	197.8
Corporate	(139.8)	(146.9)	(128.7)

Total segment operating earnings, net of related income taxes	808.0	843.8	803.2
Net realized capital gains (losses), as adjusted (1)	39.1	(141.8)	(189.0)
Other after-tax adjustments (2)	(74.2)	(82.3)	15.7

Net income available to common stockholders per consolidated statements of operations	$772.9	$619.7	$629.9

(1)
Net realized capital gains (losses), as adjusted, is derived as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$114.1	$(122.3)	$(190.2)
Certain derivative and hedging-related adjustments	(98.9)	(98.8)	(90.0)
Certain market value adjustments to fee revenues	(0.3)	(0.1)	(3.4)
Recognition of front-end fee revenue	(0.2)	(0.3)	1.7

Net realized capital gains (losses), net of related revenue adjustments	14.7	(221.5)	(281.9)
Amortization of deferred policy acquisition and sales inducement costs	36.6	(21.5)	(22.1)
Capital gains distributed	(12.2)	(3.1)	(12.0)
Certain market value adjustments of embedded derivatives	(0.6)	65.6	7.2
Net realized capital (gains) losses associated with exited group medical insurance business	0.2	(0.2)	3.0
Noncontrolling interest capital gains	(8.3)	(31.6)	(11.6)
Income tax effect	8.7	70.5	128.4

Net realized capital gains (losses), as adjusted	$39.1	$(141.8)	$(189.0)

(2)
For the year ended December 31, 2012, other after-tax adjustments included the negative effect of (a) a contribution made to The Principal Financial Group Foundation, Inc. ($39.8 million), (b) one-time costs incurred to extinguish long-term debt that was scheduled to mature in 2014 ($24.8 million) and (c) losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP ($9.6 million).

For the year ended December 31, 2011, other after-tax adjustments included (1) the negative effect resulting from (a) the impact of a court ruling on some uncertain tax positions ($68.9 million), (b) an assumption change in our Individual Life business ($34.5 million), (c) a contribution made to The Principal Financial Group Foundation, Inc. ($19.5 million) and (d) our estimated obligation associated with Executive Life of New York's liquidation petition ($10.3 million) and (2) the positive effect of gains associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP ($50.9 million).

For the year ended December 31, 2010, other after-tax adjustments included (1) the positive effect of gains associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP ($24.0 million) and (2) the negative effect resulting from: (a) the tax impact of healthcare reform, which eliminates the tax deductibility of retiree prescription drug expenses related to our employees incurred after 2012 ($7.8 million) and (b) losses associated with our

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

16. Segment Information — (continued)

  terminated commercial mortgage securities issuance operation that has been exited but does not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.5 million).

          The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Income tax expense by segment:
Retirement and Investor Services	$150.0	$163.9	$148.2
Principal Global Investors	43.5	41.0	33.7
Principal International	0.8	2.7	(1.9)
U.S. Insurance Solutions	61.3	95.3	93.7
Corporate	(69.6)	(72.9)	(61.4)

Total segment income taxes from operating earnings	186.0	230.0	212.3
Tax benefit related to net realized capital losses, as adjusted	(8.7)	(70.5)	(128.4)
Tax expense (benefit) related to other after-tax adjustments	(42.6)	44.7	21.0

Total income taxes expense per consolidated statements of operations	$134.7	$204.2	$104.9

          The following table summarizes operating revenues for our products and services:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Retirement and Investor Services:
Full service accumulation	$1,357.0	$1,338.0	$1,338.1
Principal Funds	619.6	560.4	507.3
Individual annuities	1,162.4	1,119.2	1,018.6
Bank and trust services	101.6	100.5	91.8
Eliminations	(120.3)	(111.8)	(100.3)

Total Accumulation	3,120.3	3,006.3	2,855.5
Investment only	431.6	508.0	643.4
Full service payout	1,283.0	560.7	627.2

Total Guaranteed	1,714.6	1,068.7	1,270.6

Total Retirement and Investor Services	4,834.9	4,075.0	4,126.1
Principal Global Investors (1)	591.2	546.3	481.4
Principal International	942.7	909.0	779.2
U.S. Insurance Solutions:
Individual life insurance	1,423.3	1,432.0	1,395.6
Specialty benefits insurance	1,571.4	1,507.9	1,413.6

Total U.S. Insurance Solutions	2,994.7	2,939.9	2,809.2
Corporate	(188.1)	(189.2)	(118.9)

Total operating revenues	$9,175.4	$8,281.0	$8,077.0

Total operating revenues	$9,175.4	$8,281.0	$8,077.0
Net realized capital gains (losses), net of related revenue adjustments	14.7	(221.5)	(281.9)
Exited group medical insurance business	25.0	606.3	1,403.9
Terminated commercial mortgage securities issuance operation	—	—	(0.8)
Assumption change within our Individual Life business	—	4.9	—

Total revenues per consolidated statements of operations	$9,215.1	$8,670.7	$9,198.2

(1)
Reflects inter-segment revenues of $217.6 million, $212.2 million and $203.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

17. Stock-Based Compensation Plans

        As of December 31, 2012, we have the Amended and Restated 2010 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan ("Stock-Based Compensation Plans"). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the Amended and Restated 2010 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

        As of December 31, 2012, the maximum number of new shares of common stock that were available for grant under the Amended and Restated 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 8.6 million.

        For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Compensation cost	$53.7	$46.3	$50.8
Related income tax benefit	17.7	15.8	16.1
Capitalized as part of an asset	2.3	2.2	2.2

Nonqualified Stock Options

        Nonqualified stock options were granted to certain employees under the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding under the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan were granted at an exercise price equal to the fair market value of our common stock on the date of grant, and expire ten years after the grant date. These options have graded vesting over a three-year period, except in the case of approved retirement. Total options granted under the Amended and Restated 2010 Stock Incentive Plan were 0.8 million, 0.5 million and 0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Nonqualified stock options granted under the Directors Stock Plan have an exercise price equal to the fair market value of our common stock on the date of the grant and a contractual term equal to the earlier of five years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Beginning with the 2003 grant, options become exercisable in four approximately equal installments on the three, six and nine month anniversaries of the grant date, and on the date that the Director's full term of office expires. There were no options granted during the years ended December 31, 2012, 2011 and 2010.

        The following is a summary of the status of all of our stock option plans:

	Number of options	Weighted- average exercise price	Intrinsic value
	(in millions)		(in millions)
Options outstanding at January 1, 2012	12.2	$39.33
Granted	0.8	27.46
Exercised	0.6	18.62
Expired	0.2	38.15

Options outstanding at December 31, 2012	12.2	$39.62	$33.9

Options vested or expected to vest at December 31, 2012	12.2	$39.63	$33.9

Options exercisable at December 31, 2012	10.9	$40.99	$31.6

        The total intrinsic value of stock options exercised was $5.7 million, $4.0 million and $1.9 million during 2012, 2011, and 2010, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

17. Stock-Based Compensation Plans — (continued)

        The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2012:

Range of exercise prices	Number of options outstanding	Weighted- average remaining contractual life
	(in millions)
$11.07 - $21.69	1.6	6.2
$21.70 - $32.32	2.0	6.4
$32.33 - $42.95	3.9	2.7
$42.96 - $53.58	1.7	3.2
$53.59 - $64.22	3.0	4.7

$11.07 - $64.22	12.2	4.3

        The weighted-average remaining contractual lives for stock options exercisable is approximately 3.8 years as of December 31, 2012.

        The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2012	2011	2010
Expected volatility	70.0%	67.9%	66.6%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	1.1%	2.5%	2.8%
Expected dividend yield	2.55%	1.60%	2.25%
Weighted average estimated fair value	$13.95	$18.82	$11.48

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

        As of December 31, 2012, there was $3.2 million of total unrecognized compensation costs related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.8 years.

        Cash received from stock options exercised under these share-based payment arrangements during 2012, 2011 and 2010 was $11.3 million, $7.3 million and $2.2 million, respectively. The actual tax benefits realized for the tax deductions for options exercised under these share-based payment arrangements during 2012, 2011 and 2010 was $1.6 million, $1.4 million and $0.5 million, respectively.

Performance Share Awards

        We granted performance share awards to certain employees under the Amended and Restated 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of an approved retirement) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors, including return on equity, operating income and book value per share, must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.4 million, 0.3 million and 0.4 million in 2012, 2011 and 2010, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

17. Stock-Based Compensation Plans — (continued)

        The following is a summary of activity for the nonvested performance share awards:

	Number of performance share awards	Weighted- average grant-date fair value
	(in millions)
Nonvested performance share awards at January 1, 2012	1.1	$20.08
Granted	0.4	27.46
Vested	0.5	11.07

Nonvested performance share awards at December 31, 2012	1.0	$27.28

        Performance share awards above represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards.

        The total intrinsic value of performance share awards vested was $13.0 million, zero and zero during 2012, 2011 and 2010, respectively.

        The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2012, 2011 and 2010 were $27.46, $34.26 and $22.21, respectively.

        As of December 31, 2012, there was $4.9 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

        Actual tax benefits realized for the tax deductions for performance share awards paid out under these share based payment arrangements for 2012, 2011 and 2010 was $4.7 million, zero and zero, respectively.

Restricted Stock Units

        We issue restricted stock units under the Amended and Restated 2010 Stock Incentive Plan, 2005 Directors Stock Plan, Stock Incentive Plan, and Directors Stock Plan. Restricted stock units are treated as an equity award and are paid in shares. There is no maximum contractual term on these awards. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. In 2012, 2011 and 2010, 1.2 million, 0.9 million and 1.2 million restricted stock units were granted, respectively.

        Restricted stock units were issued to certain employees and agents pursuant to the Amended and Restated 2010 Stock Incentive Plan and Stock Incentive Plan. Under these plans, awards have graded or cliff vesting over a three-year service period. When service for PFG ceases (except in the case of an approved retirement), all vesting stops and unvested units are forfeited.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

17. Stock-Based Compensation Plans — (continued)

        The following is a summary of activity for the nonvested restricted stock units:

	Number of restricted stock units	Weighted- average grant-date fair value
	(in millions)
Nonvested restricted stock units at January 1, 2012	3.1	$21.68
Granted	1.2	27.33
Vested	1.1	12.00
Canceled	0.1	28.17

Nonvested restricted stock units at December 31, 2012	3.1	$27.30

        The total intrinsic value of restricted stock units vested was $31.9 million, $19.9 million and $11.6 million during 2012, 2011 and 2010, respectively.

        The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2012, 2011 and 2010 was $27.33, $33.35 and $22.78, respectively.

        As of December 31, 2012, there was $31.5 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

        The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2012, 2011 and 2010 was $11.1 million, $7.3 million and $3.2 million, respectively.

Employee Stock Purchase Plan

        Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a semi-annual basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares' fair market value as of the beginning or end of the purchase period, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.9 million, 0.7 million and 0.9 million shares during 2012, 2011 and 2010, respectively.

        We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $5.34, $4.20 and $7.43 during 2012, 2011 and 2010, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $4.6 million, $3.1 million and $6.8 million during 2012, 2011 and 2010, respectively.

        Cash received from shares issued under these share-based payment arrangements for 2012, 2011 and 2010 was $17.8 million, $18.7 million and $18.5 million, respectively. The actual tax benefits realized for the tax deductions for the settlement of the share-based payment arrangements for 2012, 2011 and 2010 was $0.5 million, $0.7 million and $0.7 million, respectively.

        As of December 31, 2012, a total of 6.0 million of new shares are available to be made issuable by us for this plan.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

18. Earnings Per Common Share

        The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions, except per share data)
Net income	$824.7	$688.9	$680.8
Subtract:
Net income attributable to noncontrolling interest	18.8	36.2	17.9
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$772.9	$619.7	$629.9

Weighted-average shares outstanding:
Basic	297.5	314.5	320.3
Dilutive effects:
Stock options	1.0	1.2	0.9
Restricted stock units	1.5	1.5	1.5
Performance share awards	0.4	0.4	0.3

Diluted	300.4	317.6	323.0

Net income per common share:
Basic	$2.60	$1.97	$1.97

Diluted	$2.57	$1.95	$1.95

        The calculation of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

19. Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations.

	For the three months ended
	December 31	September 30	June 30	March 31
	(in millions, except per share data)
2012
Total revenues	$2,295.9	$2,704.7	$2,118.6	$2,095.9
Total expenses	2,030.0	2,523.3	1,883.6	1,818.8
Net income	230.4	191.3	184.1	218.9
Net income available to common stockholders	218.6	179.7	173.1	201.5
Basic earnings per common share for net income available to common stockholders	0.74	0.61	0.58	0.67
Diluted earnings per common share for net income available to common stockholders	0.74	0.60	0.58	0.66
2011
Total revenues	$2,058.8	$2,093.6	$2,296.4	$2,221.9
Total expenses	1,888.5	1,942.5	1,986.2	1,960.4
Net income	156.4	74.5	249.2	208.8
Net income available to common stockholders	148.5	71.9	217.3	182.0
Basic earnings per common share for net income available to common stockholders	0.48	0.23	0.68	0.57
Diluted earnings per common share for net income available to common stockholders	0.48	0.23	0.67	0.56

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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. ("PFS") and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010.

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

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2012

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$44,614.6	$6,681.7	$(357.0)	$50,939.3
Fixed maturities, trading	10.5	284.4	331.8	—	626.7
Equity securities, available-for-sale	—	131.3	5.2	—	136.5
Equity securities, trading	—	0.3	252.5	—	252.8
Mortgage loans	—	10,054.2	1,775.5	(310.0)	11,519.7
Real estate	—	8.4	1,171.9	—	1,180.3
Policy loans	—	834.0	30.9	—	864.9
Investment in unconsolidated entities	11,923.0	3,309.2	4,808.3	(19,171.5)	869.0
Other investments	11.1	2,834.0	1,208.4	(1,631.4)	2,422.1
Cash and cash equivalents	207.1	1,698.4	2,286.9	(15.2)	4,177.2
Accrued investment income	—	521.6	64.5	(1.7)	584.4
Premiums due and other receivables	0.1	916.7	1,327.1	(1,159.5)	1,084.4
Deferred policy acquisition costs	—	2,394.8	279.0	—	2,673.8
Property and equipment	—	402.2	62.0	—	464.2
Goodwill	—	54.3	489.1	—	543.4
Other intangibles	—	27.9	899.3	—	927.2
Separate account assets	—	69,217.8	12,436.0	—	81,653.8
Other assets	78.1	947.8	1,567.6	(1,586.7)	1,006.8

Total assets	$12,229.9	$138,251.9	$35,677.7	$(24,233.0)	$161,926.5

Liabilities
Contractholder funds	$—	$37,053.3	$1,011.9	$(278.7)	$37,786.5
Future policy benefits and claims	—	17,944.9	4,679.6	(188.3)	22,436.2
Other policyholder funds	—	676.5	40.3	(0.4)	716.4
Short-term debt	—	—	40.8	—	40.8
Long-term debt	2,448.6	99.4	433.3	(310.0)	2,671.3
Income taxes currently payable	—	—	84.7	(69.4)	15.3
Deferred income taxes	—	324.5	404.9	(102.9)	626.5
Separate account liabilities	—	69,217.8	12,436.0	—	81,653.8
Other liabilities	28.1	5,375.1	4,538.4	(3,795.5)	6,146.1

Total liabilities	2,476.7	130,691.5	23,669.9	(4,745.2)	152,092.9
Redeemable noncontrolling interest	—	—	60.4	—	60.4
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,730.9	5,747.6	9,393.8	(15,141.4)	9,730.9
Retained earnings	4,940.2	1,167.7	1,861.5	(3,029.2)	4,940.2
Accumulated other comprehensive income	631.9	642.6	667.7	(1,310.3)	631.9
Treasury stock, at cost	(5,554.4)	—	—	—	(5,554.4)

Total stockholders' equity attributable to PFG	9,753.2	7,560.4	11,923.0	(19,483.4)	9,753.2
Noncontrolling interest	—	—	24.4	(4.4)	20.0

Total stockholders' equity	9,753.2	7,560.4	11,947.4	(19,487.8)	9,773.2

Total liabilities and stockholders' equity	$12,229.9	$138,251.9	$35,677.7	$(24,233.0)	$161,926.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,285.3	$6,082.4	$(361.0)	$49,006.7
Fixed maturities, trading	268.7	374.8	328.2	—	971.7
Equity securities, available-for-sale	—	73.4	3.7	—	77.1
Equity securities, trading	—	0.3	404.5	—	404.8
Mortgage loans	—	9,271.5	1,831.8	(376.1)	10,727.2
Real estate	—	9.2	1,084.9	(1.2)	1,092.9
Policy loans	—	859.3	25.8	—	885.1
Investment in unconsolidated entities	9,828.0	3,115.7	4,718.4	(16,834.8)	827.3
Other investments	7.0	2,559.0	925.3	(1,332.8)	2,158.5
Cash and cash equivalents	226.7	1,344.5	1,277.6	(14.9)	2,833.9
Accrued investment income	1.8	551.1	66.6	(4.3)	615.2
Premiums due and other receivables	—	969.1	827.7	(600.3)	1,196.5
Deferred policy acquisition costs	—	2,197.4	230.6	—	2,428.0
Property and equipment	—	395.9	61.3	—	457.2
Goodwill	—	54.3	428.0	—	482.3
Other intangibles	—	29.2	861.4	—	890.6
Separate account assets	—	61,615.1	9,749.3	—	71,364.4
Other assets	14.8	668.9	994.7	(736.1)	942.3

Total assets	$10,347.0	$127,374.0	$29,902.2	$(20,261.5)	$147,361.7

Liabilities
Contractholder funds	$—	$37,356.8	$586.7	$(267.1)	$37,676.4
Future policy benefits and claims	—	16,373.3	3,937.9	(100.8)	20,210.4
Other policyholder funds	—	519.7	29.0	(0.1)	548.6
Short-term debt	—	—	105.2	—	105.2
Long-term debt	1,351.7	99.4	504.8	(391.1)	1,564.8
Income taxes currently payable	(18.6)	(218.4)	34.3	205.8	3.1
Deferred income taxes	(22.5)	90.6	155.2	(14.6)	208.7
Separate account liabilities	—	61,615.1	9,749.3	—	71,364.4
Other liabilities	18.5	4,293.3	4,591.5	(2,617.1)	6,286.2

Total liabilities	1,329.1	120,129.8	19,693.9	(3,185.0)	137,967.8
Redeemable noncontrolling interest	—	—	22.2	—	22.2
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,634.7	5,718.1	7,870.2	(13,588.3)	9,634.7
Retained earnings	4,402.3	1,195.0	1,660.3	(2,855.3)	4,402.3
Accumulated other comprehensive income	258.0	328.6	297.5	(626.1)	258.0
Treasury stock, at cost	(5,281.7)	—	—	—	(5,281.7)

Total stockholders' equity attributable to PFG	9,017.9	7,244.2	9,828.0	(17,072.2)	9,017.9
Noncontrolling interest	—	—	358.1	(4.3)	353.8

Total stockholders' equity	9,017.9	7,244.2	10,186.1	(17,076.5)	9,371.7

Total liabilities and stockholders' equity	$10,347.0	$127,374.0	$29,902.2	$(20,261.5)	$147,361.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2012

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,878.9	$340.5	$—	$3,219.4
Fees and other revenues	0.5	1,529.7	1,404.1	(307.6)	2,626.7
Net investment income	3.0	2,484.5	743.4	24.0	3,254.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.3	(194.8)	454.8	(27.6)	232.7
Total other-than-temporary impairment losses on available-for-sale securities	—	(121.1)	(14.8)	—	(135.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	13.8	3.5	—	17.3

Net impairment losses on available-for-sale securities	—	(107.3)	(11.3)	—	(118.6)

Net realized capital gains (losses)	0.3	(302.1)	443.5	(27.6)	114.1

Total revenues	3.8	6,591.0	2,931.5	(311.2)	9,215.1
Expenses
Benefits, claims and settlement expenses	—	4,517.8	618.5	(12.4)	5,123.9
Dividends to policyholders	—	197.7	—	—	197.7
Operating expenses	170.2	1,764.2	1,265.6	(265.9)	2,934.1

Total expenses	170.2	6,479.7	1,884.1	(278.3)	8,255.7

Income (loss) before income taxes	(166.4)	111.3	1,047.4	(32.9)	959.4
Income taxes (benefits)	(67.6)	(83.2)	287.2	(1.7)	134.7
Equity in the net income of subsidiaries	904.7	480.4	163.9	(1,549.0)	—

Net income	805.9	674.9	924.1	(1,580.2)	824.7
Net income attributable to noncontrolling interest	—	—	19.4	(0.6)	18.8

Net income attributable to PFG	805.9	674.9	904.7	(1,579.6)	805.9
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$772.9	$674.9	$904.7	$(1,579.6)	$772.9

Net income	$805.9	$674.9	$924.1	$(1,580.2)	$824.7
Other comprehensive income	326.2	315.2	100.1	(366.4)	375.1

Comprehensive income	$1,132.1	$990.1	$1,024.2	$(1,946.6)	$1,199.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,579.6	$311.4	$—	$2,891.0
Fees and other revenues	0.2	1,566.7	1,257.6	(297.8)	2,526.7
Net investment income (loss)	(12.0)	2,578.9	763.2	45.2	3,375.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	442.8	(388.7)	20.9	75.0
Total other-than-temporary impairment losses on available-for-sale securities	—	(130.6)	(17.0)	—	(147.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	(51.5)	1.8	—	(49.7)

Net impairment losses on available-for-sale securities	—	(182.1)	(15.2)	—	(197.3)

Net realized capital gains (losses)	—	260.7	(403.9)	20.9	(122.3)

Total revenues	(11.8)	6,985.9	1,928.3	(231.7)	8,670.7
Expenses
Benefits, claims and settlement expenses	—	4,013.0	616.9	(13.3)	4,616.6
Dividends to policyholders	—	210.2	—	—	210.2
Operating expenses	116.0	1,965.0	1,122.6	(252.8)	2,950.8

Total expenses	116.0	6,188.2	1,739.5	(266.1)	7,777.6

Income (loss) before income taxes	(127.8)	797.7	188.8	34.4	893.1
Income taxes (benefits)	(50.4)	267.0	(12.6)	0.2	204.2
Equity in the net income of subsidiaries	730.1	7.2	565.1	(1,302.4)	—

Net income	652.7	537.9	766.5	(1,268.2)	688.9
Net income attributable to noncontrolling interest	—	—	36.4	(0.2)	36.2

Net income attributable to PFG	652.7	537.9	730.1	(1,268.0)	652.7
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$619.7	$537.9	$730.1	$(1,268.0)	$619.7

Net income	$652.7	$537.9	$766.5	$(1,268.2)	$688.9
Other comprehensive income (loss)	12.2	100.1	(175.2)	13.7	(49.2)

Comprehensive income	$664.9	$638.0	$591.3	$(1,254.5)	$639.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,260.2	$295.3	$—	$3,555.5
Fees and other revenues	0.1	1,483.0	1,139.1	(285.1)	2,337.1
Net investment income	33.2	2,800.9	628.3	33.4	3,495.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	160.2	(110.6)	(0.3)	50.0
Total other-than-temporary impairment losses on available-for-sale securities	—	(284.7)	(11.6)	—	(296.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	51.6	4.5	—	56.1

Net impairment losses on available-for-sale securities	—	(233.1)	(7.1)	—	(240.2)

Net realized capital gains (losses)	0.7	(72.9)	(117.7)	(0.3)	(190.2)

Total revenues	34.0	7,471.2	1,945.0	(252.0)	9,198.2
Expenses
Benefits, claims and settlement expenses	—	4,700.8	520.6	(17.1)	5,204.3
Dividends to policyholders	—	219.9	—	—	219.9
Operating expenses	117.0	2,069.1	1,040.3	(238.1)	2,988.3

Total expenses	117.0	6,989.8	1,560.9	(255.2)	8,412.5

Income (loss) before income taxes	(83.0)	481.4	384.1	3.2	785.7
Income taxes (benefits)	(31.6)	101.4	35.1	—	104.9
Equity in the net income of subsidiaries	714.3	72.5	383.4	(1,170.2)	—

Net income	662.9	452.5	732.4	(1,167.0)	680.8
Net income attributable to noncontrolling interest	—	—	18.1	(0.2)	17.9

Net income attributable to PFG	662.9	452.5	714.3	(1,166.8)	662.9
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$629.9	$452.5	$714.3	$(1,166.8)	$629.9

Net income	$662.9	$452.5	$732.4	$(1,167.0)	$680.8
Other comprehensive income	1,341.1	1,301.8	130.6	(1,440.9)	1,332.6

Comprehensive income	$2,004.0	$1,754.3	$863.0	$(2,607.9)	$2,013.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2012

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$204.8	$3,133.8	$(377.1)	$119.4	$3,080.9
Investing activities
Available-for-sale securities:
Purchases	—	(7,254.5)	(1,024.9)	15.5	(8,263.9)
Sales	—	1,183.9	134.8	(15.0)	1,303.7
Maturities	—	5,805.7	841.8	—	6,647.5
Mortgage loans acquired or originated	—	(2,224.8)	(250.4)	(63.2)	(2,538.4)
Mortgage loans sold or repaid	—	1,422.2	382.3	(136.5)	1,668.0
Real estate acquired	—	—	(151.8)	—	(151.8)
Net purchases of property and equipment	—	(22.2)	(16.7)	—	(38.9)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(80.4)	—	(80.4)
Dividends and returns of capital received from (contributions to) unconsolidated entities	(759.2)	299.2	714.8	(254.8)	—
Net change in other investments	(0.2)	(148.4)	(7.0)	(1.6)	(157.2)

Net cash provided by (used in) investing activities	(759.4)	(938.9)	542.5	(455.6)	(1,611.4)
Financing activities
Issuance of common stock	28.9	—	—	—	28.9
Acquisition of treasury stock	(272.7)	—	—	—	(272.7)
Proceeds from financing element derivatives	—	51.8	—	—	51.8
Payments for financing element derivatives	—	(49.9)	—	—	(49.9)
Excess tax benefits from share-based payment arrangements	—	5.1	5.7	—	10.8
Dividends to common stockholders	(231.3)	—	—	—	(231.3)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	1,483.9	—	9.5	—	1,493.4
Principal repayments of long-term debt	(440.8)	—	(90.9)	81.1	(450.6)
Net repayments of short-term borrowings	—	—	(68.8)	—	(68.8)
Capital received from (dividends and capital paid to) parent	—	(714.8)	460.0	254.8	—
Investment contract deposits	—	6,401.2	499.2	—	6,900.4
Investment contract withdrawals	—	(7,519.8)	(2.8)	—	(7,522.6)
Net increase in banking operation deposits	—	—	32.0	—	32.0
Other	—	(14.6)	—	—	(14.6)

Net cash provided by (used in) financing activities	535.0	(1,841.0)	843.9	335.9	(126.2)

Net increase (decrease) in cash and cash equivalents	(19.6)	353.9	1,009.3	(0.3)	1,343.3
Cash and cash equivalents at beginning of period	226.7	1,344.5	1,277.6	(14.9)	2,833.9

Cash and cash equivalents at end of period	$207.1	$1,698.4	$2,286.9	$(15.2)	$4,177.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(73.3)	$2,495.5	$374.7	$(83.6)	$2,713.3
Investing activities
Available-for-sale securities:
Purchases	(4.4)	(6,047.2)	(696.8)	6.0	(6,742.4)
Sales	200.0	689.5	116.2	(25.0)	980.7
Maturities	4.4	5,037.0	719.4	—	5,760.8
Mortgage loans acquired or originated	—	(1,372.7)	(169.0)	56.8	(1,484.9)
Mortgage loans sold or repaid	—	1,548.6	339.3	(94.8)	1,793.1
Real estate acquired	—	(0.3)	(129.6)	—	(129.9)
Net purchases of property and equipment	—	(46.7)	(10.2)	—	(56.9)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(270.5)	—	(270.5)
Dividends and returns of capital received from unconsolidated entities	506.5	327.9	756.5	(1,590.9)	—
Net change in other investments	(0.2)	(48.1)	14.5	(18.3)	(52.1)

Net cash provided by (used in) investing activities	706.3	88.0	669.8	(1,666.2)	(202.1)
Financing activities
Issuance of common stock	25.9	—	—	—	25.9
Acquisition of treasury stock	(556.4)	—	—	—	(556.4)
Proceeds from financing element derivatives	—	75.9	—	—	75.9
Payments for financing element derivatives	—	(46.5)	—	—	(46.5)
Excess tax benefits from share-based payment arrangements	—	0.8	1.2	—	2.0
Dividends to common stockholders	(213.7)	—	—	—	(213.7)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Principal repayments of long-term debt	—	—	(69.4)	57.2	(12.2)
Net proceeds from short-term borrowings	—	—	3.2	—	3.2
Dividends and capital paid to parent	—	(756.5)	(834.4)	1,590.9	—
Investment contract deposits	—	5,868.7	433.4	—	6,302.1
Investment contract withdrawals	—	(7,076.7)	(2.3)	—	(7,079.0)
Net decrease in banking operation deposits	—	—	(18.5)	—	(18.5)
Other	—	(4.5)	—	—	(4.5)

Net cash used in financing activities	(777.2)	(1,938.8)	(486.8)	1,648.1	(1,554.7)

Net increase (decrease) in cash and cash equivalents	(144.2)	644.7	557.7	(101.7)	956.5
Cash and cash equivalents at beginning of period	370.9	699.8	719.9	86.8	1,877.4

Cash and cash equivalents at end of period	$226.7	$1,344.5	$1,277.6	$(14.9)	$2,833.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$29.3	$2,374.5	$414.8	$(26.9)	$2,791.7
Investing activities
Available-for-sale securities:
Purchases	(286.8)	(5,631.7)	(1,273.5)	4.1	(7,187.9)
Sales	95.5	1,240.8	380.3	(32.0)	1,684.6
Maturities	117.9	4,390.7	652.7	—	5,161.3
Mortgage loans acquired or originated	—	(1,209.4)	(295.8)	233.2	(1,272.0)
Mortgage loans sold or repaid	—	1,624.1	422.6	(248.7)	1,798.0
Real estate acquired	—	(0.2)	(53.6)	—	(53.8)
Net purchases of property and equipment	—	(4.3)	(17.2)	—	(21.5)
Dividends and returns of capital received from unconsolidated entities	301.8	229.1	301.8	(832.7)	—
Net change in other investments	(0.2)	(46.8)	(163.3)	129.1	(81.2)

Net cash provided by (used in) investing activities	228.2	592.3	(46.0)	(747.0)	27.5
Financing activities
Issuance of common stock	20.6	—	—	—	20.6
Acquisition of treasury stock	(2.6)	—	—	—	(2.6)
Proceeds from financing element derivatives	—	79.3	—	—	79.3
Payments for financing element derivatives	—	(46.5)	—	—	(46.5)
Excess tax benefits from share-based payment arrangements	—	0.4	0.6	—	1.0
Dividends to common stockholders	(176.2)	—	—	—	(176.2)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	27.6	(25.3)	2.3
Principal repayments of long-term debt	—	—	(58.7)	47.6	(11.1)
Net proceeds from (repayments of) short-term borrowings	—	—	(30.4)	32.1	1.7
Dividends and capital paid to parent	—	(301.8)	(530.9)	832.7	—
Investment contract deposits	—	4,100.0	183.8	—	4,283.8
Investment contract withdrawals	—	(7,343.3)	(0.1)	—	(7,343.4)
Net increase in banking operation deposits	—	—	46.2	—	46.2
Other	—	(4.3)	—	—	(4.3)

Net cash used in financing activities	(191.2)	(3,516.2)	(361.9)	887.1	(3,182.2)

Net increase (decrease) in cash and cash equivalents	66.3	(549.4)	6.9	113.2	(363.0)
Cash and cash equivalents at beginning of period	304.6	1,249.2	713.0	(26.4)	2,240.4

Cash and cash equivalents at end of period	$370.9	$699.8	$719.9	$86.8	$1,877.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010.

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

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2012

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$50,939.3	$—	$50,939.3
Fixed maturities, trading	10.5	—	616.2	—	626.7
Equity securities, available-for-sale	—	—	136.5	—	136.5
Equity securities, trading	—	—	252.8	—	252.8
Mortgage loans	—	—	11,519.7	—	11,519.7
Real estate	—	—	1,180.3	—	1,180.3
Policy loans	—	—	864.9	—	864.9
Investment in unconsolidated entities	11,923.0	10,701.8	860.2	(22,616.0)	869.0
Other investments	11.1	39.6	2,371.4	—	2,422.1
Cash and cash equivalents	207.1	612.5	4,241.3	(883.7)	4,177.2
Accrued investment income	—	—	584.4	—	584.4
Premiums due and other receivables	0.1	1,122.1	2,206.7	(2,244.5)	1,084.4
Deferred policy acquisition costs	—	—	2,673.8	—	2,673.8
Property and equipment	—	—	464.2	—	464.2
Goodwill	—	—	543.4	—	543.4
Other intangibles	—	—	927.2	—	927.2
Separate account assets	—	—	81,653.8	—	81,653.8
Other assets	78.1	51.0	1,003.4	(125.7)	1,006.8

Total assets	$12,229.9	$12,527.0	$163,039.5	$(25,869.9)	$161,926.5

Liabilities
Contractholder funds	$—	$—	$37,786.5	$—	$37,786.5
Future policy benefits and claims	—	—	22,436.2	—	22,436.2
Other policyholder funds	—	—	716.4	—	716.4
Short-term debt	—	—	2,564.1	(2,523.3)	40.8
Long-term debt	2,448.6	—	222.7	—	2,671.3
Income taxes currently payable	—	0.1	47.2	(32.0)	15.3
Deferred income taxes	—	—	712.6	(86.1)	626.5
Separate account liabilities	—	—	81,653.8	—	81,653.8
Other liabilities	28.1	603.9	6,117.8	(603.7)	6,146.1

Total liabilities	2,476.7	604.0	152,257.3	(3,245.1)	152,092.9
Redeemable noncontrolling interest	—	—	60.4	—	60.4
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,730.9	9,393.8	8,287.7	(17,681.5)	9,730.9
Retained earnings	4,940.2	1,861.5	1,744.8	(3,606.3)	4,940.2
Accumulated other comprehensive income	631.9	667.7	653.5	(1,321.2)	631.9
Treasury stock, at cost	(5,554.4)	—	(2.0)	2.0	(5,554.4)

Total stockholders' equity attributable to PFG	9,753.2	11,923.0	10,701.8	(22,624.8)	9,753.2
Noncontrolling interest	—	—	20.0	—	20.0

Total stockholders' equity	9,753.2	11,923.0	10,721.8	(22,624.8)	9,773.2

Total liabilities and stockholders' equity	$12,229.9	$12,527.0	$163,039.5	$(25,869.9)	$161,926.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,006.7	$—	$49,006.7
Fixed maturities, trading	268.7	—	703.0	—	971.7
Equity securities, available-for-sale	—	—	77.1	—	77.1
Equity securities, trading	—	—	404.8	—	404.8
Mortgage loans	—	—	10,727.2	—	10,727.2
Real estate	—	—	1,092.9	—	1,092.9
Policy loans	—	—	885.1	—	885.1
Investment in unconsolidated entities	9,828.0	9,762.9	827.2	(19,590.8)	827.3
Other investments	7.0	3.0	2,148.5	—	2,158.5
Cash and cash equivalents	226.7	702.4	2,787.9	(883.1)	2,833.9
Accrued investment income	1.8	—	613.4	—	615.2
Premiums due and other receivables	—	—	1,195.2	1.3	1,196.5
Deferred policy acquisition costs	—	—	2,428.0	—	2,428.0
Property and equipment	—	—	457.2	—	457.2
Goodwill	—	—	482.3	—	482.3
Other intangibles	—	—	890.6	—	890.6
Separate account assets	—	—	71,364.4	—	71,364.4
Other assets	14.8	10.4	926.1	(9.0)	942.3

Total assets	$10,347.0	$10,478.7	$147,017.6	$(20,481.6)	$147,361.7

Liabilities
Contractholder funds	$—	$—	$37,676.4	$—	$37,676.4
Future policy benefits and claims	—	—	20,210.4	—	20,210.4
Other policyholder funds	—	—	548.6	—	548.6
Short-term debt	—	50.0	318.9	(263.7)	105.2
Long-term debt	1,351.7	—	213.1	—	1,564.8
Income taxes currently payable	(18.6)	(0.9)	12.0	10.6	3.1
Deferred income taxes	(22.5)	(22.9)	270.8	(16.7)	208.7
Separate account liabilities	—	—	71,364.4	—	71,364.4
Other liabilities	18.5	624.5	6,264.1	(620.9)	6,286.2

Total liabilities	1,329.1	650.7	136,878.7	(890.7)	137,967.8
Redeemable noncontrolling interest	—	—	22.2	—	22.2
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,634.7	7,870.2	7,543.4	(15,413.6)	9,634.7
Retained earnings	4,402.3	1,660.3	1,907.5	(3,567.8)	4,402.3
Accumulated other comprehensive income	258.0	297.5	296.2	(593.7)	258.0
Treasury stock, at cost	(5,281.7)	—	(2.0)	2.0	(5,281.7)

Total stockholders' equity attributable to PFG	9,017.9	9,828.0	9,762.9	(19,590.9)	9,017.9
Noncontrolling interest	—	—	353.8	—	353.8

Total stockholders' equity	9,017.9	9,828.0	10,116.7	(19,590.9)	9,371.7

Total liabilities and stockholders' equity	$10,347.0	$10,478.7	$147,017.6	$(20,481.6)	$147,361.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2012

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,219.4	$—	$3,219.4
Fees and other revenues	0.5	—	2,627.3	(1.1)	2,626.7
Net investment income	3.0	0.4	3,250.8	0.7	3,254.9
Net realized capital gains, excluding impairment losses on available-for-sale securities	0.3	3.0	229.6	(0.2)	232.7
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(135.9)	—	(135.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	17.3	—	17.3

Net impairment losses on available-for-sale securities	—	—	(118.6)	—	(118.6)

Net realized capital gains	0.3	3.0	111.0	(0.2)	114.1

Total revenues	3.8	3.4	9,208.5	(0.6)	9,215.1
Expenses
Benefits, claims and settlement expenses	—	—	5,123.9	—	5,123.9
Dividends to policyholders	—	—	197.7	—	197.7
Operating expenses	170.2	9.3	2,755.2	(0.6)	2,934.1

Total expenses	170.2	9.3	8,076.8	(0.6)	8,255.7

Income (loss) before income taxes	(166.4)	(5.9)	1,131.7	—	959.4
Income taxes (benefits)	(67.6)	(6.9)	209.2	—	134.7
Equity in the net income of subsidiaries	904.7	903.7	—	(1,808.4)	—

Net income	805.9	904.7	922.5	(1,808.4)	824.7
Net income attributable to noncontrolling interest	—	—	18.8	—	18.8

Net income attributable to PFG	805.9	904.7	903.7	(1,808.4)	805.9
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$772.9	$904.7	$903.7	$(1,808.4)	$772.9

Net income	$805.9	$904.7	$922.5	$(1,808.4)	$824.7
Other comprehensive income	326.2	371.3	358.7	(681.1)	375.1

Comprehensive income	$1,132.1	$1,276.0	$1,281.2	$(2,489.5)	$1,199.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,891.0	$—	$2,891.0
Fees and other revenues	0.2	—	2,529.5	(3.0)	2,526.7
Net investment income (loss)	(12.0)	(3.3)	3,387.6	3.0	3,375.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(0.1)	75.1	—	75.0
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(147.6)	—	(147.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(49.7)	—	(49.7)

Net impairment losses on available-for-sale securities	—	—	(197.3)	—	(197.3)

Net realized capital losses	—	(0.1)	(122.2)	—	(122.3)

Total revenues	(11.8)	(3.4)	8,685.9	—	8,670.7
Expenses
Benefits, claims and settlement expenses	—	—	4,616.6	—	4,616.6
Dividends to policyholders	—	—	210.2	—	210.2
Operating expenses	116.0	1.7	2,833.1	—	2,950.8

Total expenses	116.0	1.7	7,659.9	—	7,777.6

Income (loss) before income taxes	(127.8)	(5.1)	1,026.0	—	893.1
Income taxes (benefits)	(50.4)	(9.9)	264.5	—	204.2
Equity in the net income of subsidiaries	730.1	725.3	—	(1,455.4)	—

Net income	652.7	730.1	761.5	(1,455.4)	688.9
Net income attributable to noncontrolling interest	—	—	36.2	—	36.2

Net income attributable to PFG	652.7	730.1	725.3	(1,455.4)	652.7
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$619.7	$730.1	$725.3	$(1,455.4)	$619.7

Net income	$652.7	$730.1	$761.5	$(1,455.4)	$688.9
Other comprehensive income (loss)	12.2	(52.6)	(59.7)	50.9	(49.2)

Comprehensive income	$664.9	$677.5	$701.8	$(1,404.5)	$639.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,555.5	$—	$3,555.5
Fees and other revenues	0.1	—	2,341.8	(4.8)	2,337.1
Net investment income (loss)	33.2	(3.1)	3,461.0	4.7	3,495.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.7	(0.2)	49.5	—	50.0
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(296.3)	—	(296.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	56.1	—	56.1

Net impairment losses on available-for-sale securities	—	—	(240.2)	—	(240.2)

Net realized capital gains (losses)	0.7	(0.2)	(190.7)	—	(190.2)

Total revenues	34.0	(3.3)	9,167.6	(0.1)	9,198.2
Expenses
Benefits, claims and settlement expenses	—	—	5,204.3	—	5,204.3
Dividends to policyholders	—	—	219.9	—	219.9
Operating expenses	117.0	1.2	2,870.2	(0.1)	2,988.3

Total expenses	117.0	1.2	8,294.4	(0.1)	8,412.5

Income (loss) before income taxes	(83.0)	(4.5)	873.2	—	785.7
Income taxes (benefits)	(31.6)	(1.7)	138.2	—	104.9
Equity in the net income of subsidiaries	714.3	717.1	—	(1,431.4)	—

Net income	662.9	714.3	735.0	(1,431.4)	680.8
Net income attributable to noncontrolling interest	—	—	17.9	—	17.9

Net income attributable to PFG	662.9	714.3	717.1	(1,431.4)	662.9
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$629.9	$714.3	$717.1	$(1,431.4)	$629.9

Net income	$662.9	$714.3	$735.0	$(1,431.4)	$680.8
Other comprehensive income	1,341.1	1,330.5	1,320.5	(2,659.5)	1,332.6

Comprehensive income	$2,004.0	$2,044.8	$2,055.5	$(4,090.9)	$2,013.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2012

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$204.8	$(1,145.0)	$1,762.0	$2,259.1	$3,080.9
Investing activities
Available-for-sale securities:
Purchases	—	—	(8,263.9)	—	(8,263.9)
Sales	—	—	1,303.7	—	1,303.7
Maturities	—	—	6,647.5	—	6,647.5
Mortgage loans acquired or originated	—	—	(2,538.4)	—	(2,538.4)
Mortgage loans sold or repaid	—	—	1,668.0	—	1,668.0
Real estate acquired	—	—	(151.8)	—	(151.8)
Net purchases of property and equipment	—	—	(38.9)	—	(38.9)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(80.4)	—	(80.4)
Dividends and returns of capital received from (contributions to) unconsolidated entities	(759.2)	381.0	—	378.2	—
Net change in other investments	(0.2)	(35.1)	(121.9)	—	(157.2)

Net cash provided by (used in) investing activities	(759.4)	345.9	(1,576.1)	378.2	(1,611.4)
Financing activities
Issuance of common stock	28.9	—	—	—	28.9
Acquisition of treasury stock	(272.7)	—	—	—	(272.7)
Proceeds from financing element derivatives	—	—	51.8	—	51.8
Payments for financing element derivatives	—	—	(49.9)	—	(49.9)
Excess tax benefits from share-based payment arrangements	—	—	10.8	—	10.8
Dividends to common stockholders	(231.3)	—	—	—	(231.3)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	1,483.9	—	9.5	—	1,493.4
Principal repayments of long-term debt	(440.8)	—	(9.8)	—	(450.6)
Net proceeds from (repayments of) short-term borrowings	—	(50.0)	2,240.9	(2,259.7)	(68.8)
Capital received from (dividends and capital paid to) parent	—	759.2	(381.0)	(378.2)	—
Investment contract deposits	—	—	6,900.4	—	6,900.4
Investment contract withdrawals	—	—	(7,522.6)	—	(7,522.6)
Net increase in banking operation deposits	—	—	32.0	—	32.0
Other	—	—	(14.6)	—	(14.6)

Net cash provided by financing activities	535.0	709.2	1,267.5	(2,637.9)	(126.2)

Net increase (decrease) in cash and cash equivalents	(19.6)	(89.9)	1,453.4	(0.6)	1,343.3
Cash and cash equivalents at beginning of period	226.7	702.4	2,787.9	(883.1)	2,833.9

Cash and cash equivalents at end of period	$207.1	$612.5	$4,241.3	$(883.7)	$4,177.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(73.3)	$70.5	$2,795.0	$(78.9)	$2,713.3
Investing activities
Available-for-sale securities:
Purchases	(4.4)	—	(6,738.0)	—	(6,742.4)
Sales	200.0	—	780.7	—	980.7
Maturities	4.4	—	5,756.4	—	5,760.8
Mortgage loans acquired or originated	—	—	(1,484.9)	—	(1,484.9)
Mortgage loans sold or repaid	—	—	1,793.1	—	1,793.1
Real estate acquired	—	—	(129.9)	—	(129.9)
Net purchases of property and equipment	—	—	(56.9)	—	(56.9)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(270.5)	—	(270.5)
Dividends and returns of capital received from unconsolidated entities	506.5	624.1	—	(1,130.6)	—
Net change in other investments	(0.2)	(5.4)	(46.5)	—	(52.1)

Net cash provided by (used in) investing activities	706.3	618.7	(396.5)	(1,130.6)	(202.1)
Financing activities
Issuance of common stock	25.9	—	—	—	25.9
Acquisition of treasury stock	(556.4)	—	—	—	(556.4)
Proceeds from financing element derivatives	—	—	75.9	—	75.9
Payments for financing element derivatives	—	—	(46.5)	—	(46.5)
Excess tax benefits from share-based payment arrangements	—	—	2.0	—	2.0
Dividends to common stockholders	(213.7)	—	—	—	(213.7)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Principal repayments of long-term debt	—	—	(12.2)	—	(12.2)
Net proceeds from (repayments of) short-term borrowings	—	—	(27.5)	30.7	3.2
Dividends and capital paid to parent	—	(506.5)	(624.1)	1,130.6	—
Investment contract deposits	—	—	6,302.1	—	6,302.1
Investment contract withdrawals	—	—	(7,079.0)	—	(7,079.0)
Net decrease in banking operation deposits	—	—	(18.5)	—	(18.5)
Other	—	—	(4.5)	—	(4.5)

Net cash used in financing activities	(777.2)	(506.5)	(1,432.3)	1,161.3	(1,554.7)

Net increase (decrease) in cash and cash equivalents	(144.2)	182.7	966.2	(48.2)	956.5
Cash and cash equivalents at beginning of period	370.9	519.7	1,821.7	(834.9)	1,877.4

Cash and cash equivalents at end of period	$226.7	$702.4	$2,787.9	$(883.1)	$2,833.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2012

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2010

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$29.3	$(19.7)	$2,777.2	$4.9	$2,791.7
Investing activities
Available-for-sale securities:
Purchases	(286.8)	—	(6,901.1)	—	(7,187.9)
Sales	95.5	—	1,589.1	—	1,684.6
Maturities	117.9	—	5,043.4	—	5,161.3
Mortgage loans acquired or originated	—	—	(1,272.0)	—	(1,272.0)
Mortgage loans sold or repaid	—	—	1,798.0	—	1,798.0
Real estate acquired	—	—	(53.8)	—	(53.8)
Net purchases of property and equipment	—	—	(21.5)	—	(21.5)
Dividends and returns of capital received from unconsolidated entities	301.8	326.4	—	(628.2)	—
Net change in other investments	(0.2)	5.4	(84.3)	(2.1)	(81.2)

Net cash provided by investing activities	228.2	331.8	97.8	(630.3)	27.5
Financing activities
Issuance of common stock	20.6	—	—	—	20.6
Acquisition of treasury stock	(2.6)	—	—	—	(2.6)
Proceeds from financing element derivatives	—	—	79.3	—	79.3
Payments for financing element derivatives	—	—	(46.5)	—	(46.5)
Excess tax benefits from share-based payment arrangements	—	—	1.0	—	1.0
Dividends to common stockholders	(176.2)	—	—	—	(176.2)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	2.3	—	2.3
Principal repayments of long-term debt	—	—	(11.1)	—	(11.1)
Net proceeds from (repayments of) short-term borrowings	—	(25.0)	9.0	17.7	1.7
Dividends and capital paid to parent	—	(301.8)	(326.4)	628.2	—
Investment contract deposits	—	—	4,283.8	—	4,283.8
Investment contract withdrawals	—	—	(7,343.4)	—	(7,343.4)
Net increase in banking operation deposits	—	—	46.2	—	46.2
Other	—	—	(4.3)	—	(4.3)

Net cash used in financing activities	(191.2)	(326.8)	(3,310.1)	645.9	(3,182.2)

Net increase (decrease) in cash and cash equivalents	66.3	(14.7)	(435.1)	20.5	(363.0)
Cash and cash equivalents at beginning of period	304.6	534.4	2,256.8	(855.4)	2,240.4

Cash and cash equivalents at end of period	$370.9	$519.7	$1,821.7	$(834.9)	$1,877.4

21. Subsequent Event

        On February 4, 2013, we acquired approximately 90% ownership of AFP Cuprum S.A. ("Cuprum"), a leading pension manager in Chile for approximately $1.4 billion. Through a tender offer, we acquired a 63% interest from Empresas Penta S.A. and Inversiones Banpenta Limitada and acquired the remaining approximately 27% interest from publicly traded shares. The results of operations of Cuprum will be consolidated within our Principal International segment. The activities required to complete the initial accounting have not been completed as of the issuance date of these consolidated financial statements. As a result, we are unable to provide additional disclosures regarding the acquisition at this time. This information will be included in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

        Under the supervision and with the participation of management, including our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2012.

        Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting. The report is included in Item 8. "Financial Statements and Supplementary Data."

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

        Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2012, and have concluded that our disclosure controls and procedures are effective.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2013 annual stockholders meeting (the "Proxy Statement"), which will be filed with the SEC on or about April 11, 2013, under the captions, "Election of Directors," "Corporate Governance," and "Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our Internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

Equity Compensation Plan Information

        In general, we have three compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. Amended and Restated 2010 Stock Incentive Plan, the Principal Financial Group, Inc. Employee Stock Purchase Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan. The following table shows the number of shares of Common Stock issuable upon exercise of options outstanding at December 31, 2012, the weighted average exercise price of those options and the number of shares of Common Stock remaining available for future issuance at December 31, 2012, excluding shares issuable upon exercise of outstanding options.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders (1)	16,819,760	(2)	$39.62	(3)	14,631,662	(4)
Equity compensation plans not approved by our stockholders	—		n/a		—

(1)
The Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Stock Incentive Plan and the Principal Financial Group, Inc. Directors Stock Plan were each approved by our sole stockholder, Principal Mutual Holding Company, prior to our initial public offering of Common Stock on October 22, 2001. Subsequently, the Principal Financial Group, Inc. 2005 Stock Incentive Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan were each approved by our stockholders on May 17, 2005. An amendment to the Principal Financial Group, Inc. Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan was approved on May 19, 2009. On May 18, 2010, our shareholders approved the 2010 Stock Incentive Plan, which replaced the 2005 Stock Incentive Plan. The 2010 Stock Incentive Plan was subsequently renamed the Amended and Restated 2010 Stock Incentive Plan.

(2)
Includes 12,162,208 options outstanding under the employee stock incentive plans, 34,380 options outstanding under the directors stock plans, 1,080,955 performance shares under the employee stock incentive plans, 3,282,223 restricted stock units under the employee stock incentive plans, 220,442 restricted stock units under the directors stock plans and 39,552 other stock-based awards under the Directors 2005 Stock Plan for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.

(3)
The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units or other stock-based awards.

(4)
This number includes 6,045,649 shares remaining for issuance under the Employee Stock Purchase Plan, 8,381,352 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2010 Stock Incentive Plan and 204,661 shares available for issuance in respect of future awards of stock options, restricted stock, restricted stock units and other stock-based awards under the 2005 Directors Stock Plan.

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
      Consolidated Statements of Operations
      Consolidated Statements of Comprehensive Income
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

    3.
    Exhibits — Please refer to the Exhibit Index on page 220.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.
Dated: February 13, 2013	By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 13, 2013

By	/s/ LARRY D. ZIMPLEMAN Larry D. Zimpleman Chairman, President, Chief Executive Officer and Director	By	/s/ DENNIS H. FERRO Dennis H. Ferro Director
By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	By	/s/ C. DANIEL GELATT, JR. C. Daniel Gelatt, Jr. Director
By	/s/ BETSY J. BERNARD Betsy J. Bernard Director	By	/s/ SANDRA L. HELTON Sandra L. Helton Director
By	/s/ JOCELYN CARTER-MILLER Jocelyn Carter-Miller Director	By	/s/ RICHARD L. KEYSER Richard L. Keyser Director
By	/s/ GARY E. COSTLEY Gary E. Costley Director	By	/s/ LUCA MAESTRI Luca Maestri Director
By	/s/ MICHAEL T. DAN Michael T. Dan Director	By	/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett Director

Report of Independent Registered Public Accounting Firm

The Board to Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the consolidated financial statements of Principal Financial Group, Inc. ("the Company") as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012 and have issued our report thereon dated February 13, 2013 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at Item 15.a.2. of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for the capitalization of deferred policy acquisition costs effective January 1, 2012, for credit derivatives embedded in beneficial interests in securitized financial assets effective July 1, 2010 and for variable interest entities effective January 1, 2010. In addition, the Company has elected to change its methods of accounting for the cost of long duration universal life and variable universal life reinsurance contracts and for the estimated gross profits of these contracts effective January 1, 2012.

/s/ ERNST & YOUNG LLP

Des Moines, IA
February 13, 2013

Schedule I — Summary of Investments — Other Than Investments in Related Parties
As of December 31, 2012

Type of Investment	Cost	Value	Amount as shown in the Consolidated Statement of Financial Position
	(in millions)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S government corporations and agencies	$911.4	$944.3	$944.3
States, municipalities and political subdivisions	2,940.4	3,178.8	3,178.8
Foreign governments	944.9	1,208.3	1,208.3
Public utilities	4,785.7	4,543.8	4,543.8
Redeemable preferred stock	82.4	87.4	87.4
All other corporate bonds	26,747.3	29,694.2	29,694.2
Residential mortgage-backed securities	3,022.7	3,226.7	3,226.7
Commercial mortgage-backed securities	4,094.8	3,897.4	3,897.4
Collateralized debt obligations	428.8	379.2	379.2
Other debt obligations	3,756.9	3,779.2	3,779.2

Total fixed maturities, available-for-sale	47,715.3	50,939.3	50,939.3
Fixed maturities, trading	626.7	626.7	626.7
Equity securities, available-for-sale:
Common stocks:
Banks, trust and insurance companies	65.8	63.2	63.2
Industrial, miscellaneous and all other	5.1	7.7	7.7
Non-redeemable preferred stock	61.5	65.6	65.6

Total equity securities, available-for-sale	132.4	136.5	136.5
Equity securities, trading	252.8	252.8	252.8
Mortgage loans (1)	11,617.0	XXXX	11,519.7
Real estate, net:
Real estate acquired in satisfaction of debt	241.9	XXXX	241.9
Other real estate	938.4	XXXX	938.4
Policy loans	864.9	XXXX	864.9
Other investments (2)	1,858.5	XXXX	3,291.1

Total investments	$64,247.9	XXXX	$68,811.3

(1)
The amount shown in the Consolidated Statement of Financial Position for mortgage loans differs from cost as mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

(2)
The amount shown in the Consolidated Statement of Financial Position for other investments differs from cost due to accumulated earnings from minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners. Other investments also includes derivatives assets and certain seed money investments, which are reported at fair value, and commercial mortgage loans of consolidated VIEs for which the fair value option was elected.

Schedule II — Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2012	2011
	(in millions)
Assets
Fixed maturities, trading	$10.5	$268.7
Cash and cash equivalents	207.1	226.7
Other investments	11.1	7.0
Income taxes receivable	35.8	18.6
Deferred income taxes	20.6	22.5
Amounts receivable from subsidiary	0.9	0.9
Other assets	20.9	15.7
Investment in subsidiary	11,923.0	9,828.0

Total assets	$12,229.9	$10,388.1

Liabilities
Amounts payable to subsidiary	$2.1	$1.4
Long-term debt	2,448.6	1,351.7
Accrued investment payable	22.3	15.4
Other liabilities	3.7	1.7

Total liabilities	2,476.7	1,370.2
Stockholders' equity
Series A preferred stock, par value $0.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2012 and 2011	—	—
Series B preferred stock, par value $0.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2012 and 2011	0.1	0.1
Common stock, par value $.01 per share — 2,500 million shares authorized, 453.5 million and 450.3 million shares issued, and 293.8million and 301.1 million shares outstanding in 2012 and 2011	4.5	4.5
Additional paid-in capital	9,730.9	9,634.7
Retained earnings	4,940.2	4,402.3
Accumulated other comprehensive income	631.9	258.0
Treasury stock, at cost (159.7 million and 149.2 million shares in 2012 and 2011)	(5,554.4)	(5,281.7)

Total stockholders' equity attributable to Principal Financial Group, Inc.	9,753.2	9,017.9

Total liabilities and stockholders' equity	$12,229.9	$10,388.1

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Revenues
Fees and other revenues	$0.5	$0.2	$0.1
Net investment income (loss)	3.0	(12.0)	33.2
Net realized capital gains	0.3	—	0.7

Total revenues	3.8	(11.8)	34.0
Expenses
Other operating costs and expenses	170.2	116.0	117.0

Total expenses	170.2	116.0	117.0

Losses before income taxes	(166.4)	(127.8)	(83.0)
Income tax benefits	(67.6)	(50.4)	(31.6)
Equity in the net income of subsidiaries	904.7	730.1	714.3

Net income attributable to Principal Financial Group, Inc.	805.9	652.7	662.9
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$772.9	$619.7	$629.9

See accompanying notes.

Statements of Cash Flows

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Operating activities
Net income	$805.9	$652.7	$662.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in the net income of subsidiaries	(904.7)	(730.1)	(714.3)
Net realized capital gains	(0.3)	—	(0.7)
Net cash flows for trading securities	258.2	21.7	111.1
Current and deferred income tax benefits	(2.3)	(3.7)	(4.5)
Stock-based compensation	2.2	1.6	0.8
Other	45.8	(15.5)	(26.0)

Net cash provided by (used in) operating activities	204.8	(73.3)	29.3
Investing activities
Available-for-sale securities:
Purchases	—	(4.4)	(286.8)
Sales	—	200.0	95.5
Maturities	—	4.4	117.9
Net change in other investments	(0.2)	(0.2)	(0.2)
Dividends and returns of capital received from (contributions to) unconsolidated entity	(759.2)	506.5	301.8

Net cash provided by (used in) investing activities	(759.4)	706.3	228.2
Financing activities
Issuance of common stock	28.9	25.9	20.6
Acquisition of treasury stock	(272.7)	(556.4)	(2.6)
Dividends to common stockholders	(231.3)	(213.7)	(176.2)
Dividends to preferred stockholders	(33.0)	(33.0)	(33.0)
Principal repayments of long term debt	(440.8)	—	—
Issuance of long-term debt	1,483.9	—	—

Net cash provided by (used in) financing activities	535.0	(777.2)	(191.2)

Net increase (decrease) in cash and cash equivalents	(19.6)	(144.2)	66.3
Cash and cash equivalents at beginning of year	226.7	370.9	304.6

Cash and cash equivalents at end of year	$207.1	$226.7	$370.9

See accompanying notes

(1)   Basis of Presentation

        The accompanying condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Principal Financial Group, Inc.

        In the parent company only financial statements, our investments in subsidiaries are stated as cost plus equity in undistributed earnings of subsidiaries.

(2)   Cash Dividends and Returns of Capital Received from (Capital Contributed to) Unconsolidated Entity

        The parent company contributed capital of $759.2 million in 2012 to its unconsolidated entity and received cash dividends and returns of capital totaling $506.5 million and $301.8 million from its unconsolidated entity in 2011 and 2010, respectively.

Schedule III — Supplementary Insurance Information
As of December 31, 2012 and 2011 and for each of the years ended December 31, 2012, 2011 and 2010

Segment	Deferred policy acquisition costs	Future policy benefits and claims	Contractholder and other policyholder funds
	(in millions)
2012:
Retirement and Investor Services	$699.4	$9,702.7	$32,801.4
Principal Global Investors	—	—	—
Principal International	279.1	4,435.5	108.5
U.S. Insurance Solutions	1,695.3	8,247.6	5,867.4
Corporate	—	50.4	(274.4)

Total	$2,673.8	$22,436.2	$38,502.9

2011:
Retirement and Investor Services	$792.2	$8,563.1	$33,275.9
Principal Global Investors	—	—	—
Principal International	230.7	3,821.3	83.1
U.S. Insurance Solutions	1,405.1	7,757.3	5,126.0
Corporate	—	68.7	(260.0)

Total	$2,428.0	$20,210.4	$38,225.0

 Schedule III — Supplementary Insurance Information — (continued)
As of December 31, 2012 and 2011 and for each of the years ended December 31, 2012, 2011 and 2010

Segment	Premiums and other considerations	Net investment income (1)	Benefits, claims and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses (1)
	(in millions)
2012:
Retirement and Investor Services	$1,162.6	$2,075.4	$2,629.1	$84.8	$1,362.5
Principal Global Investors	—	15.4	—	—	456.9
Principal International	284.6	435.2	567.2	10.3	211.4
U.S. Insurance Solutions	1,769.3	675.2	1,935.5	(2.5)	662.0
Corporate	2.9	53.7	(7.9)	—	148.7

Total	$3,219.4	$3,254.9	$5,123.9	$92.6	$2,841.5

2011:
Retirement and Investor Services	$390.4	$2,182.8	$1,933.3	$119.4	$1,258.5
Principal Global Investors	—	15.1	—	—	429.3
Principal International	264.5	469.9	581.7	(2.7)	175.6
U.S. Insurance Solutions	1,724.0	669.9	1,725.1	143.6	630.2
Corporate	512.1	37.6	376.5	—	196.9

Total	$2,891.0	$3,375.3	$4,616.6	$260.3	$2,690.5

2010:
Retirement and Investor Services	$332.2	$2,366.5	$2,122.8	$136.7	$1,181.1
Principal Global Investors	—	13.4	—	—	384.4
Principal International	255.2	374.8	497.7	3.7	145.8
U.S. Insurance Solutions	1,685.7	650.0	1,600.2	128.3	580.0
Corporate	1,282.4	91.1	983.6	—	428.3

Total	$3,555.5	$3,495.8	$5,204.3	$268.7	$2,719.6

(1)
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

Schedule IV — Reinsurance
As of December 31, 2012, 2011 and 2010 and for each of the years then ended

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
2012:
Life insurance in force	$286,435.3	$115,315.7	$1,606.2	$172,725.8	0.9%

Premiums:
Life insurance	$2,289.4	$174.4	$2.6	$2,117.6	0.1%
Accident and health insurance	1,264.7	162.9	—	1,101.8	—%

Total	$3,554.1	$337.3	$2.6	$3,219.4	0.1%

2011:
Life insurance in force	$256,880.3	$94,839.7	$1,814.9	$163,855.5	1.1%

Premiums:
Life insurance	$1,490.8	$158.5	$3.0	$1,335.3	0.2%
Accident and health insurance	1,714.8	159.1	—	1,555.7	—%

Total	$3,205.6	$317.6	$3.0	$2,891.0	0.1%

2010:
Life insurance in force	$241,996.5	$84,403.8	$2,051.9	$159,644.6	1.3%

Premiums:
Life insurance	$1,437.9	$146.2	$3.5	$1,295.2	0.3%
Accident and health insurance	2,421.9	161.6	—	2,260.3	—%

Total	$3,859.8	$307.8	$3.5	$3,555.5	0.1%

Exhibit Index

Exhibit Number	Description
2.1	Plan of Conversion (1)
2.2	Stock Purchase Agreement dated as of May 11, 2004 by and between Principal Holding Company and CitiMortgage, Inc. (2)
2.3	Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc., dated as of July 25, 2006. (3)
2.3.1	Amendment No. 1 and Waiver, dated as of December 29, 2006, to the Stock Purchase Agreement, dated as of July 25, 2006, by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (4)
2.3.2	Memorandum of Understanding dated as of December 29, 2006, amending and modifying the Stock Purchase Agreement by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (4)
2.4	Sale and Purchase Promise Agreement, dated October 5, 2012, among Principal Financial Services, Inc., Empresas Penta S.A. and Inversiones Banpenta Limitada (5)
3.1	Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1) (6)
3.2	Amended and Restated By-Laws of Principal Financial Group, Inc. (7)
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share (1)
4.1.1	Certificate of Designations of the Company's Series A Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005. (6)
4.1.2	Certificate of Designations of the Company's Series B Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005. (6)
4.1.3	Specimen Stock Certificate for the Company's Series A Non-Cumulative Perpetual Preferred Stock. (6)
4.1.4	Specimen Stock Certificate for the Company's Series B Non-Cumulative Perpetual Preferred Stock. (6)
4.1.5	Senior Indenture, dated as of October 11, 2006, between Principal Financial Group, Inc. and The Bank of New York, as Trustee. (8)
4.1.6	First Supplemental Indenture, dated as of October 16, 2006, among Principal Financial Group, Inc., Principal Financial Services, Inc. and The Bank of New York, as Trustee. (8)
4.1.7	6.05% Senior Note ($500,000,000) due October 15, 2036. (8)
4.1.8	6.05% Senior Note ($100,000,000) due October 15, 2036. (9)
4.1.9	Guarantee, dated as of October 16, 2006, by Principal Financial Services, Inc. (8)
4.1.10	Senior Indenture, dated as of May 21, 2009, among Principal Financial Group, Inc., Principal Financial Services, Inc., as guarantor, and The Bank of New York, as Trustee (10)
4.1.11	First Supplemental Indenture (including the form of 2014 Notes), dated as of May 21, 2009, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (10)
4.1.12	Second Supplemental Indenture (including the form of 2019 Notes), dated as of May 21, 2009, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (10)
4.1.13	Third Supplemental Indenture (including the form of 2022 Notes), dated as of September 10, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (11)
4.1.14	Fourth Supplemental Indenture (including the form of 2022 Notes), dated as of September 10, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (11)
4.1.15	Fifth Supplemental Indenture (including the form of 2017 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (12)
4.1.16	Sixth Supplemental Indenture (including the form of 2023 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (12)
4.1.17	Seventh Supplemental Indenture (including the form of 2043 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (12)
4.1.18	Guarantee from Principal Financial Services, Inc. with respect to the 7.875% Senior Notes due 2014 (10)
4.1.19	Guarantee from Principal Financial Services, Inc. with respect to the 8.875% Senior Notes due 2019 (10)
4.1.20	Guarantee from Principal Financial Services, Inc. with respect to the 3.300% Senior Notes due 2022 (11)
4.1.21	Guarantee from Principal Financial Services, Inc. with respect to the 4.625% Senior Notes due 2042 (11)
4.1.22	Guarantee from Principal Financial Services, Inc. with respect to the 1.850% Senior Notes due 2017 (12)
4.1.23	Guarantee from Principal Financial Services, Inc. with respect to the 3.125% Senior Notes due 2023 (12)
4.1.24	Guarantee from Principal Financial Services, Inc. with respect to the 4.350% Senior Notes due 2043 (12)
10.1	Principal Financial Group, Inc. Stock Incentive Plan (13)
10.1.1	Form of Restricted Stock Unit Award Agreement (14)
10.1.2	Form of Stock Option Award Agreement (14)
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan (15)
10.1.4	Principal Financial Group, Inc. 2010 Stock Incentive Plan (16)
10.1.5	Amended and Restated Principal Financial Group, Inc. 2010 Stock Incentive Plan (17)
10.2	Principal Financial Group Long-Term Performance Plan (1)
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002 (18)
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002 (19)
10.5	Principal Financial Group, Inc. Annual Incentive Plan (20)
10.6	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors (21)
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009 (22)

Exhibit Number	Description
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective May 17, 2010 (23)
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective January 1, 2012 (24)
10.7	Principal Financial Group, Inc. Directors Stock Plan (1)
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan (15)
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc. (25)
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004 (26)
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan (25)
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003 (26)
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees (25)
10.11	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive. (27)
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives) (28)
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010 (23)
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement (28)
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan. (29)
10.14	Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association (1)
10.15	Employment Agreement dated as of June 1, 2006, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company, and Larry D. Zimpleman. (4)
10.15.1	Amended and Restated Employment Agreement dated as of May 1, 2008, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (30)
10.15.2	Letter dated March 16, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (22)
10.15.3	Letter dated December 1, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (31)
10.16	The Principal Severance Plan for Senior Executives, restated effective January 1, 2009 (22)
12	Computation of Earnings to Fixed Charges Ratio (32)
21	Principal Financial Group, Inc. Member Companies as of December 31, 2011 (32)
23	Consent of Independent Registered Public Accounting Firm (32)
31.1	Certification of Larry D. Zimpleman (32)
31.2	Certification of Terrance J. Lillis (32)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman (32)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis (32)
101	The following materials from Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (ix) Schedule III — Supplementary Information and (x) Schedule IV — Reinsurance.

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

(5)
Incorporated by reference to exhibit filed with Principal Financial Group Inc.'s Current Report on Form 8-K filed on November 13, 2012 (Commission File No. 1-16725).

(6)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on June 17, 2005 (Commission File No. 1-16725).

(7)
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

(10)
Incorporated herein by reference to exhibit filed with Principal Financial Group Inc.'s Current Report on Form 8-K filed on May 21, 2009 (Commission File No. 1-16725).

(11)
Incorporated by reference to exhibit filed with Principal Financial Group Inc.'s Current Report on Form 8-K filed on September 10, 2012 (Commission File No. 1-16725).

(12)
Incorporated by reference to exhibit filed with Principal Financial Group Inc.'s Current Report on Form 8-K filed on November 16, 2012 (Commission File No. 1-16725).

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

(16)
Incorporated by reference to Appendix A of Principal Financial Group, Inc.'s 2010 Definitive Proxy Statement on Form DEF14A, filed on April 6, 2010 (Commission File No. 1-16725).

(17)
Incorporated by reference to exhibit filed with Principal Financial Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (Commission File No. 1-16725).

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

(22)
Incorporated by reference to the Principal Financial Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-16725).

(23)
Incorporated herein by reference to exhibit filed with Principal Financial Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-16725).

(24)
Incorporated by reference to exhibit filed with Principal Financial Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 1-16725).

(25)
Incorporated by reference to the exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File 1-16725).

(26)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-16725).

(27)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 1-16725).

(28)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on December 2, 2008 (Commission File No. 1-16725).

(29)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 1-16725).

(30)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 1-16725).

(31)
Incorporated by reference to the exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-16725).

(32)
Filed herewith.