Form 10-Q
period 2013-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2013-05-01
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 24, 2013, was 293,420,211.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	March 31, 2013	December 31, 2012
	(Unaudited)	(As adjusted)
	(in millions)
Assets
Fixed maturities, available-for-sale (2013 and 2012 include $220.3 million and $194.6 million related to consolidated variable interest entities)	$51,084.1	$50,939.3
Fixed maturities, trading (2013 and 2012 both include $110.4 million related to consolidated variable interest entities)	628.9	626.7
Equity securities, available-for-sale	147.0	136.5
Equity securities, trading	732.2	252.8
Mortgage loans	11,577.9	11,519.7
Real estate	1,202.0	1,180.3
Policy loans	866.5	864.9
Other investments (2013 and 2012 include $77.2 million and $80.3 million related to consolidated variable interest entities and $110.9 million and $113.9 million measured at fair value under the fair value option)	3,187.2	3,291.1
Total investments	69,425.8	68,811.3
Cash and cash equivalents	1,661.2	4,177.2
Accrued investment income	584.5	584.4
Premiums due and other receivables	1,175.2	1,084.4
Deferred acquisition costs	2,715.5	2,590.0
Property and equipment	472.6	464.2
Goodwill	1,197.4	543.4
Other intangibles	1,590.3	914.7
Separate account assets (2013 includes $33,892.2 million related to consolidated variable interest entities)	120,906.1	81,653.8
Other assets	1,034.3	1,006.8
Total assets	$200,762.9	$161,830.2
Liabilities
Contractholder funds	$36,701.6	$37,786.5
Future policy benefits and claims	22,689.5	22,436.2
Other policyholder funds	811.2	716.4
Short-term debt	46.5	40.8
Long-term debt	2,790.5	2,671.3
Income taxes currently payable	9.8	15.3
Deferred income taxes	791.4	600.0
Separate account liabilities (2013 includes $33,892.2 million related to consolidated variable interest entities)	120,906.1	81,653.8
Other liabilities (2013 and 2012 include $318.3 million and $302.9 million related to consolidated variable interest entities, of which $96.5 million and $85.0 million are measured at fair value under the fair value option)	6,130.8	6,146.1
Total liabilities	190,877.4	152,066.4

Redeemable noncontrolling interest	58.9	60.4

Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2013 and 2012	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2013 and 2012	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 455.9 million and 453.5 million shares issued, and 293.3 million and 293.8 million shares outstanding in 2013 and 2012	4.6	4.5
Additional paid-in capital	9,771.5	9,730.9
Retained earnings	4,971.7	4,862.0
Accumulated other comprehensive income	621.0	640.3
Treasury stock, at cost (162.6 million and 159.7 million shares in 2013 and 2012)	(5,645.3)	(5,554.4)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	9,723.6	9,683.4
Noncontrolling interest	103.0	20.0
Total stockholders’ equity	9,826.6	9,703.4
Total liabilities and stockholders’ equity	$200,762.9	$161,830.2

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2013	2012
	(in millions, except per share data)
Revenues
Premiums and other considerations	$694.7	$679.8
Fees and other revenues	733.6	598.0
Net investment income	789.3	824.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(26.4)	22.1
Total other-than-temporary impairment losses on available-for-sale securities	(44.7)	(33.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	20.2	4.9
Net impairment losses on available-for-sale securities	(24.5)	(28.8)
Net realized capital losses	(50.9)	(6.7)
Total revenues	2,166.7	2,095.9
Expenses
Benefits, claims and settlement expenses	1,094.5	1,212.5
Dividends to policyholders	48.3	50.3
Operating expenses	795.7	555.1
Total expenses	1,938.5	1,817.9
Income before income taxes	228.2	278.0
Income taxes	38.2	56.7
Net income	190.0	221.3
Net income attributable to noncontrolling interest	3.5	9.2
Net income attributable to Principal Financial Group, Inc.	186.5	212.1
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$178.3	$203.9

Earnings per common share
Basic earnings per common share	$0.61	$0.68

Diluted earnings per common share	$0.61	$0.68

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
	2013	2012
	(in millions)

Net income	$190.0	$221.3
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(99.3)	161.3
Noncredit component of impairment losses on fixed maturities, available-for-sale	(11.3)	(0.9)
Net unrealized gains (losses) on derivative instruments	22.0	(3.5)
Foreign currency translation adjustment	54.4	59.6
Net unrecognized postretirement benefit obligation	13.8	8.7
Other comprehensive income (loss)	(20.4)	225.2
Comprehensive income	169.6	446.5
Comprehensive income attributable to noncontrolling interest	2.4	10.0
Comprehensive income attributable to Principal Financial Group, Inc.	$167.2	$436.5

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Accumulated
	Series A	Series B		Additional		other			Total
	preferred	preferred	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	stock	stock	capital	earnings	income	stock	interest	equity
	(in millions)
Balances at January 1, 2012 (as adjusted)	$—	$0.1	$4.5	$9,634.7	$4,323.4	$271.4	$(5,281.7)	$353.8	$9,306.2
Common stock issued	—	—	—	9.1	—	—	—	—	9.1
Stock-based compensation and additional related tax benefits	—	—	—	25.8	(1.0)	—	—	—	24.8
Treasury stock acquired, common	—	—	—	—	—	—	(64.2)	—	(64.2)
Dividends to common stockholders	—	—	—	—	(54.3)	—	—	—	(54.3)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3.2)	(3.2)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	4.2	4.2
Net income (excludes $0.2 million attributable to redeemable noncontrolling interest)	—	—	—	—	212.1	—	—	9.0	221.1
Other comprehensive income (excludes $0.7 million attributable to redeemable noncontrolling interest)	—	—	—	—	—	224.4	—	0.1	224.5
Balances at March 31, 2012	$—	$0.1	$4.5	$9,669.6	$4,472.0	$495.8	$(5,345.9)	$363.9	$9,660.0

Balances at January 1, 2013	$—	$0.1	$4.5	$9,730.9	$4,862.0	$640.3	$(5,554.4)	$20.0	$9,703.4
Common stock issued	—	—	0.1	20.2	—	—	—	—	20.3
Stock-based compensation and additional related tax benefits	—	—	—	20.4	(1.0)	—	—	—	19.4
Treasury stock acquired, common	—	—	—	—	—	—	(90.9)	—	(90.9)
Dividends to common stockholders	—	—	—	—	(67.6)	—	—	—	(67.6)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3.6)	(3.6)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	113.9	113.9
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(30.6)	(30.6)
Net income (excludes $0.1 million attributable to redeemable noncontrolling interest)	—	—	—	—	186.5	—	—	3.4	189.9
Other comprehensive loss (excludes $(1.0) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(19.3)	—	(0.1)	(19.4)
Balances at March 31, 2013	$—	$0.1	$4.6	$9,771.5	$4,971.7	$621.0	$(5,645.3)	$103.0	$9,826.6

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2013	2012
	(in millions)
Operating activities
Net income	$190.0	$221.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	55.6	(129.3)
Additions to deferred acquisition costs	(124.2)	(99.6)
Accrued investment income	(0.1)	(7.3)
Net cash flows for trading securities	(122.1)	7.0
Premiums due and other receivables	8.7	97.3
Contractholder and policyholder liabilities and dividends	133.1	521.9
Current and deferred income taxes (benefits)	136.5	(32.6)
Net realized capital losses	50.9	6.7
Depreciation and amortization expense	34.9	32.8
Mortgage loans held for sale, acquired or originated	—	(22.0)
Mortgage loans held for sale, sold or repaid, net of gain	—	24.0
Real estate acquired through operating activities	(16.7)	(2.9)
Real estate sold through operating activities	10.2	1.2
Stock-based compensation	19.4	25.1
Other	219.7	258.1
Net adjustments	405.9	680.4
Net cash provided by operating activities	595.9	901.7
Investing activities
Available-for-sale securities:
Purchases	(2,447.1)	(2,060.5)
Sales	503.1	428.5
Maturities	1,790.9	1,612.1
Mortgage loans acquired or originated	(610.9)	(919.6)
Mortgage loans sold or repaid	555.8	361.4
Real estate acquired	(23.4)	(21.3)
Net (purchases) sales of property and equipment	6.7	(17.3)
Purchase of interests in subsidiaries, net of cash acquired	(1,268.3)	—
Net change in other investments	(32.2)	(73.8)
Net cash used in investing activities	(1,525.4)	(690.5)
Financing activities
Issuance of common stock	20.3	9.1
Acquisition of treasury stock	(90.9)	(64.2)
Proceeds from financing element derivatives	14.3	20.4
Payments for financing element derivatives	(12.7)	(16.2)
Excess tax benefits from share-based payment arrangements	3.8	9.9
Purchase of subsidiary shares from noncontrolling interest	(30.6)	—
Dividends to common stockholders	(67.6)	(54.3)
Dividends to preferred stockholders	—	(8.2)
Issuance of long-term debt	3.5	1.0
Principal repayments of long-term debt	(0.4)	(0.8)
Net repayments of short-term borrowings	—	(7.5)
Investment contract deposits	1,419.7	1,618.6
Investment contract withdrawals	(2,852.0)	(2,885.9)
Net increase (decrease) in banking operation deposits	6.9	(13.4)
Other	(0.8)	(1.7)
Net cash used in financing activities	(1,586.5)	(1,393.2)
Net decrease in cash and cash equivalents	(2,516.0)	(1,182.0)
Cash and cash equivalents at beginning of period	4,177.2	2,833.9
Cash and cash equivalents at end of period	$1,661.2	$1,651.9

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements

March 31, 2013
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2012, included in our Form 10-K for the year ended December 31, 2012, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2012, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to prior period financial statements to conform to the March 31, 2013, presentation.

Revisions of Previously Issued Financial Statements

In conjunction with our first quarter 2013 acquisition of AFP Cuprum S.A. (“Cuprum”) in Chile, we re-evaluated the accounting treatment for similar products offered in other foreign jurisdictions, including the AFORE retirement accumulation business in Mexico. As a result of this re-evaluation, we have concluded that the AFORE product, which was previously accounted for under Accounting Standards Codification 944, Financial Services — Insurance, should be accounted for as a long-term service contract, consistent with the accounting requirements for our recently acquired retirement accumulation business in Chile. The revision to the accounting treatment for the AFORE product in Mexico will result in the following changes:

(a)                                 Fewer acquisition costs are capitalized. Specifically, we expense as incurred salary and related costs associated with the successful efforts of our proprietary sales force and sales support staff. All direct and incremental costs such as commissions will continue to be deferred.

(b)                                 Deferred costs are amortized on a straight line basis over the expected contract life rather than based on estimated gross profits. The amortization method change also impacts purchased customer intangible assets.

We have revised our prior period consolidated financial statements accordingly. These revisions, inclusive of any other potential adjustments, are not material in any prior period based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletin 108, and, as a result, amendment of previously filed periodic reports is not required. Rather, these revisions will be made the next time we file the prior period consolidated financial statements.

The following tables quantify the prior period impact of this revision.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31, 2012		December 31, 2011
	As originally		As originally
	reported	As adjusted	reported	As adjusted
	(in millions)
Assets
Fixed maturities, available-for-sale	$50,939.3	$50,939.3	$49,006.7	$49,006.7
Fixed maturities, trading	626.7	626.7	971.7	971.7
Equity securities, available-for-sale	136.5	136.5	77.1	77.1
Equity securities, trading	252.8	252.8	404.8	404.8
Mortgage loans	11,519.7	11,519.7	10,727.2	10,727.2
Real estate	1,180.3	1,180.3	1,092.9	1,092.9
Policy loans	864.9	864.9	885.1	885.1
Other investments	3,291.1	3,291.1	2,985.8	2,985.8
Total investments	68,811.3	68,811.3	66,151.3	66,151.3
Cash and cash equivalents	4,177.2	4,177.2	2,833.9	2,833.9
Accrued investment income	584.4	584.4	615.2	615.2
Premiums due and other receivables	1,084.4	1,084.4	1,196.5	1,196.5
Deferred acquisition costs	2,673.8	2,590.0	2,428.0	2,358.1
Property and equipment	464.2	464.2	457.2	457.2
Goodwill	543.4	543.4	482.3	482.3
Other intangibles	927.2	914.7	890.6	870.3
Separate account assets	81,653.8	81,653.8	71,364.4	71,364.4
Other assets	1,006.8	1,006.8	942.3	942.3
Total assets	$161,926.5	$161,830.2	$147,361.7	$147,271.5
Liabilities
Contractholder funds	$37,786.5	$37,786.5	$37,676.4	$37,676.4
Future policy benefits and claims	22,436.2	22,436.2	20,210.4	20,210.4
Other policyholder funds	716.4	716.4	548.6	548.6
Short-term debt	40.8	40.8	105.2	105.2
Long-term debt	2,671.3	2,671.3	1,564.8	1,564.8
Income taxes currently payable	15.3	15.3	3.1	3.1
Deferred income taxes	626.5	600.0	208.7	184.0
Separate account liabilities	81,653.8	81,653.8	71,364.4	71,364.4
Other liabilities	6,146.1	6,146.1	6,286.2	6,286.2
Total liabilities	152,092.9	152,066.4	137,967.8	137,943.1

Redeemable noncontrolling interest	60.4	60.4	22.2	22.2

Stockholders’ equity
Series A preferred stock, par value	—	—	—	—
Series B preferred stock, par value	0.1	0.1	0.1	0.1
Common stock, par value	4.5	4.5	4.5	4.5
Additional paid-in capital	9,730.9	9,730.9	9,634.7	9,634.7
Retained earnings	4,940.2	4,862.0	4,402.3	4,323.4
Accumulated other comprehensive income	631.9	640.3	258.0	271.4
Treasury stock, at cost	(5,554.4)	(5,554.4)	(5,281.7)	(5,281.7)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	9,753.2	9,683.4	9,017.9	8,952.4
Noncontrolling interest	20.0	20.0	353.8	353.8
Total stockholders’ equity	9,773.2	9,703.4	9,371.7	9,306.2
Total liabilities and stockholders’ equity	$161,926.5	$161,830.2	$147,361.7	$147,271.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended		For the year ended
	December 31, 2012		December 31, 2011
	As originally		As originally
	reported	As adjusted	reported	As adjusted
	(in millions, except per share data)
Revenues
Premiums and other considerations	$3,219.4	$3,219.4	$2,891.0	$2,891.0
Fees and other revenues	2,626.7	2,626.7	2,526.7	2,526.7
Net investment income	3,254.9	3,254.9	3,375.3	3,375.3
Net realized capital gains, excluding impairment losses on available-for-sale securities	232.7	232.7	75.0	75.0
Total other-than-temporary impairment losses on available-for- sale securities	(135.9)	(135.9)	(147.6)	(147.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	17.3	17.3	(49.7)	(49.7)
Net impairment losses on available-for-sale securities	(118.6)	(118.6)	(197.3)	(197.3)
Net realized capital gains (losses)	114.1	114.1	(122.3)	(122.3)
Total revenues	9,215.1	9,215.1	8,670.7	8,670.7
Expenses
Benefits, claims and settlement expenses	5,123.9	5,123.9	4,616.6	4,616.6
Dividends to policyholders	197.7	197.7	210.2	210.2
Operating expenses	2,934.1	2,933.5	2,950.8	2,971.1
Total expenses	8,255.7	8,255.1	7,777.6	7,797.9
Income before income taxes	959.4	960.0	893.1	872.8
Income taxes	134.7	134.6	204.2	198.3
Net income	824.7	825.4	688.9	674.5
Net income attributable to noncontrolling interest	18.8	18.8	36.2	36.2
Net income attributable to Principal Financial Group, Inc.	805.9	806.6	652.7	638.3
Preferred stock dividends	33.0	33.0	33.0	33.0
Net income available to common stockholders	$772.9	$773.6	$619.7	$605.3

Earnings per common share
Basic earnings per common share	$2.60	$2.60	$1.97	$1.92

Diluted earnings per common share	$2.57	$2.58	$1.95	$1.91

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the six months ended		For the nine months ended
	June 30, 2012		September 30, 2012
	As originally		As originally
	reported	As adjusted	reported	As adjusted
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,361.1	$1,361.1	$2,519.3	$2,519.3
Fees and other revenues	1,234.1	1,234.1	1,909.1	1,909.1
Net investment income	1,625.8	1,625.8	2,409.6	2,409.6
Net realized capital gains, excluding impairment losses on available-for-sale securities	54.3	54.3	176.4	176.4
Total other-than-temporary impairment losses on available-for- sale securities	(82.8)	(82.8)	(126.4)	(126.4)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	22.0	22.0	31.2	31.2
Net impairment losses on available-for-sale securities	(60.8)	(60.8)	(95.2)	(95.2)
Net realized capital gains (losses)	(6.5)	(6.5)	81.2	81.2
Total revenues	4,214.5	4,214.5	6,919.2	6,919.2
Expenses
Benefits, claims and settlement expenses	2,322.5	2,322.5	3,969.5	3,969.5
Dividends to policyholders	99.8	99.8	149.5	149.5
Operating expenses	1,280.1	1,284.7	2,106.7	2,101.1
Total expenses	3,702.4	3,707.0	6,225.7	6,220.1
Income before income taxes	512.1	507.5	693.5	699.1
Income taxes	109.1	107.6	99.2	100.4
Net income	403.0	399.9	594.3	598.7
Net income attributable to noncontrolling interest	11.9	11.9	15.3	15.3
Net income attributable to Principal Financial Group, Inc.	391.1	388.0	579.0	583.4
Preferred stock dividends	16.5	16.5	24.7	24.7
Net income available to common stockholders	$374.6	$371.5	$554.3	$558.7

Earnings per common share
Basic earnings per common share	$1.25	$1.24	$1.86	$1.87

Diluted earnings per common share	$1.24	$1.22	$1.84	$1.85

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the three months ended		For the three months ended		For the three months ended		For the three months ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
	As originally		As originally		As originally		As originally
	reported	As adjusted	reported	As adjusted	reported	As adjusted	reported	As adjusted
	(in millions, except per share data)
Revenues
Premiums and other considerations	$679.8	$679.8	$681.3	$681.3	$1,158.2	$1,158.2	$700.1	$700.1
Fees and other revenues	598.0	598.0	636.1	636.1	675.0	675.0	717.6	717.6
Net investment income	824.8	824.8	801.0	801.0	783.8	783.8	845.3	845.3
Net realized capital gains, excluding impairment losses on available-for-sale securities	22.1	22.1	32.2	32.2	122.1	122.1	56.3	56.3
Total other-than-temporary impairment losses on available-for-sale securities	(33.7)	(33.7)	(49.1)	(49.1)	(43.6)	(43.6)	(9.5)	(9.5)
Other-than-temporary impairment losses on fixed maturities, available-for- sale reclassified to (from) other comprehensive income	4.9	4.9	17.1	17.1	9.2	9.2	(13.9)	(13.9)
Net impairment losses on available-for-sale securities	(28.8)	(28.8)	(32.0)	(32.0)	(34.4)	(34.4)	(23.4)	(23.4)
Net realized capital gains (losses)	(6.7)	(6.7)	0.2	0.2	87.7	87.7	32.9	32.9
Total revenues	2,095.9	2,095.9	2,118.6	2,118.6	2,704.7	2,704.7	2,295.9	2,295.9
Expenses
Benefits, claims and settlement expenses	1,212.5	1,212.5	1,110.0	1,110.0	1,647.0	1,647.0	1,154.4	1,154.4
Dividends to policyholders	50.3	50.3	49.5	49.5	49.7	49.7	48.2	48.2
Operating expenses	556.0	555.1	724.1	729.6	826.6	816.4	827.4	832.4
Total expenses	1,818.8	1,817.9	1,883.6	1,889.1	2,523.3	2,513.1	2,030.0	2,035.0
Income before income taxes	277.1	278.0	235.0	229.5	181.4	191.6	265.9	260.9
Income taxes (benefits)	58.2	56.7	50.9	50.9	(9.9)	(7.2)	35.5	34.2
Net income	218.9	221.3	184.1	178.6	191.3	198.8	230.4	226.7
Net income attributable to noncontrolling interest	9.2	9.2	2.7	2.7	3.4	3.4	3.5	3.5
Net income attributable to Principal Financial Group, Inc.	209.7	212.1	181.4	175.9	187.9	195.4	226.9	223.2
Preferred stock dividends	8.2	8.2	8.3	8.3	8.2	8.2	8.3	8.3
Net income available to common stockholders	$201.5	$203.9	$173.1	$167.6	$179.7	$187.2	$218.6	$214.9

Earnings per common share
Basic earnings per common share	$0.67	$0.68	$0.58	$0.56	$0.61	$0.64	$0.74	$0.72

Diluted earnings per common share	$0.66	$0.68	$0.58	$0.56	$0.60	$0.63	$0.74	$0.72

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the year ended		For the year ended
	December 31, 2012		December 31, 2011
	As originally		As originally
	reported	As adjusted	reported	As adjusted
	(in millions)
Net income	$824.7	$825.4	$688.9	$674.5
Other comprehensive income (loss), net:
Net unrealized gains on available-for-sale securities	557.6	557.6	208.6	208.6
Noncredit component of impairment losses on fixed maturities, available-for-sale	(6.7)	(6.7)	31.0	31.0
Net unrealized gains (losses) on derivative instruments	(43.6)	(43.6)	23.6	23.6
Foreign currency translation adjustment	(4.8)	(9.8)	(139.5)	(130.9)
Net unrecognized postretirement benefit obligation	(127.4)	(127.4)	(172.9)	(172.9)
Other comprehensive income (loss)	375.1	370.1	(49.2)	(40.6)
Comprehensive income	1,199.8	1,195.5	639.7	633.9
Comprehensive income attributable to noncontrolling interest	20.0	20.0	35.7	35.7
Comprehensive income attributable to Principal Financial Group, Inc.	$1,179.8	$1,175.5	$604.0	$598.2

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the six months ended		For the nine months ended
	June 30, 2012		September 30, 2012
	As originally		As originally
	reported	As adjusted	reported	As adjusted
	(in millions)
Net income	$403.0	$399.9	$594.3	$598.7
Other comprehensive income, net:
Net unrealized gains on available-for-sale securities	262.0	262.0	558.0	558.0
Noncredit component of impairment losses on fixed maturities, available-for-sale	(10.8)	(10.8)	(14.8)	(14.8)
Net unrealized gains on derivative instruments	45.4	45.4	27.2	27.2
Foreign currency translation adjustment	(21.4)	(23.9)	27.2	21.5
Net unrecognized postretirement benefit obligation	17.5	17.5	26.2	26.2
Other comprehensive income	292.7	290.2	623.8	618.1
Comprehensive income	695.7	690.1	1,218.1	1,216.8
Comprehensive income attributable to noncontrolling interest	12.1	12.1	16.3	16.3
Comprehensive income attributable to Principal Financial Group, Inc.	$683.6	$678.0	$1,201.8	$1,200.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the three months ended		For the three months ended		For the three months ended		For the three months ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
	As originally		As originally		As originally		As originally
	reported	As adjusted	reported	As adjusted	reported	As adjusted	reported	As adjusted
	(in millions)
Net income	$218.9	$221.3	$184.1	$178.6	$191.3	$198.8	$230.4	$226.7
Other comprehensive income (loss) net:
Net unrealized gains (losses) on available-for-sale securities	161.3	161.3	100.7	100.7	296.0	296.0	(0.4)	(0.4)
Noncredit component of impairment losses on fixed maturities, available-for-sale	(0.9)	(0.9)	(9.9)	(9.9)	(4.0)	(4.0)	8.1	8.1
Net unrealized gains (losses) on derivative instruments	(3.5)	(3.5)	48.9	48.9	(18.2)	(18.2)	(70.8)	(70.8)
Foreign currency translation adjustment	65.3	59.6	(86.7)	(83.5)	48.6	45.4	(32.0)	(31.3)
Net unrecognized postretirement benefit obligation	8.7	8.7	8.8	8.8	8.7	8.7	(153.6)	(153.6)
Other comprehensive income (loss)	230.9	225.2	61.8	65.0	331.1	327.9	(248.7)	(248.0)
Comprehensive income (loss)	449.8	446.5	245.9	243.6	522.4	526.7	(18.3)	(21.3)
Comprehensive income attributable to noncontrolling interest	10.0	10.0	2.1	2.1	4.2	4.2	3.7	3.7
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$439.8	$436.5	$243.8	$241.5	$518.2	$522.5	$(22.0)	$(25.0)

Certain of the prior period line items in the consolidated statements of cash flows and stockholders’ equity were immaterially affected by the revisions of previously issued financial statements. All of the line item changes in the consolidated statements of cash flows were included in the operating activities section and the changes in the consolidated statements of stockholders’ equity have largely been addressed through the preceding disclosures.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that clarifies how the cumulative translation adjustment (“CTA”) related to a parent’s investment in a foreign entity should be released when certain transactions related to the foreign entity occur. This guidance will be effective prospectively for us beginning on January 1, 2014, and is not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued authoritative guidance that requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”). Entities are required to disclose information regarding changes in AOCI balances by component and significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements. This guidance was effective for us beginning January 1, 2013, and did not have a material impact on our consolidated financial statements. This guidance did not impact the requirements for reporting of comprehensive income under FASB guidance issued in June 2011, which changed the presentation of comprehensive income in the financial statements. The guidance eliminated the presentation options contained in previous guidance and instead required entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that show the components of net income and other comprehensive income (“OCI”), including adjustments for items that are reclassified from OCI to net income. The guidance did not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. This guidance was effective for us on January 1, 2012, and did not have a material impact on our consolidated financial statements. See Note 9, Stockholders’ Equity, for further details.

In January 2013 and December 2011, the FASB issued authoritative guidance related to balance sheet offsetting. The 2011 guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Reporting Standards. The 2013 guidance clarified that the disclosure requirements would apply to derivative instruments, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. Both pieces of guidance were effective for us beginning January 1, 2013, with retrospective application required and did not have a material impact on our consolidated financial statements. See Note 4, Investments, for further details.

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

In December 2011, the FASB issued authoritative guidance that requires a reporting entity to follow the real estate sales guidance when the reporting entity ceases to have a controlling financial interest in a subsidiary that is in-substance real estate as a result of a default on the subsidiary’s nonrecourse debt. This guidance was effective for us on January 1, 2013, and did not have a material impact on our consolidated financial statements.

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

Separate Accounts

The separate accounts are legally segregated and are not subject to the claims that arise out of any of our other business. The client, rather than us, directs the investments and bears the investment risk of these funds. The separate account assets represent the fair value of funds that are separately administered by us for contracts with equity, real estate and fixed income investments and are presented as a summary total within the consolidated statements of financial position. An equivalent amount is reported as separate account liabilities, which represent the obligation to return the monies to the client. We receive fees for mortality, withdrawal and expense risks, as well as administrative, maintenance and investment advisory services that are included in the consolidated statements of operations. Net deposits, net investment income and realized and unrealized capital gains and losses of the separate accounts are not reflected in the consolidated statements of operations. Separate account assets and separate account liabilities include certain non-domestic retirement accumulation products where the segregated funds and associated obligation to the client are consolidated within our financial statements. We have determined that summary totals are the most meaningful presentation for these funds.

At March 31, 2013 and December 31, 2012, the separate account assets include a separate account valued at $171.5 million and $148.3 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Acquisition

On February 4, 2013, we completed the purchase of Cuprum, a premier pension manager in Chile that will grow our ability to offer customers in Chile unmatched pension savings and retirement solutions. Our acquisition agreement required Empresas Penta S.A. and Inversiones Banpenta Limitada to sell their 63% ownership in Cuprum pursuant to a public tender offer that also included the

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

remaining 37% of publicly traded shares. As a result of the public tender offer, we acquired a 91.55% ownership stake in Cuprum for a purchase price of $1.3 billion. Cuprum is consolidated within the Principal International segment on a one-month lag.

A summary of the fair values of the net assets acquired as of February 4, 2013, based upon current valuation estimates, is as follows (in millions):

Assets
Equity securities, available-for-sale	$3.2
Equity securities, trading	340.5
Real estate	1.9
Other investments	5.3
Cash and cash equivalents	3.5
Premiums due and other receivables	1.4
Property and equipment	19.6
Goodwill	646.3
Other intangibles	678.7
Separate account assets	33,919.4
Other assets	27.3
Total assets	35,647.1
Liabilities
Short-term debt	5.0
Long-term debt	114.6
Separate account liabilities	33,919.4
Other liabilities	231.0
Total liabilities	34,270.0
Noncontrolling interest	113.6
Net assets acquired	$1,263.5

Of the acquired intangible assets, $646.3 million was assigned to goodwill and is not subject to amortization. The goodwill is largely related to future sales anticipated from our internal workforce and entity-specific revenue synergies that will be generated by combining Cuprum with our existing businesses.

Of the remaining acquired intangible assets, $187.6 million was assigned to trade name, which is not subject to amortization, and $491.1 million was assigned to customer relationships, which is subject to amortization over a 15-year useful life.

See Note 3, Variable Interest Entities, for further information on Cuprum’s separate account assets and liabilities.

The following (unaudited) pro forma consolidated results of operations have been prepared to show the impact of the acquisition of Cuprum as if the acquisition had occurred January 1, 2013 for the three months ended March 31, 2013 and on January 1, 2012 for the three months ended March 31, 2012. This supplemental pro forma information has been prepared for comparative purposes and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

	For the three months ended,
	March 31,
	2013	2012
	(in millions, except per share data)

Total revenues	$2,216.6	$2,159.1
Net income	217.6	250.2
Basic earnings per common share	0.74	0.83
Diluted earnings per common share	0.73	0.82

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

The (unaudited) total revenues and net income of Cuprum included in the consolidated statement of operations from the acquisition date to the period ended March 31, 2013, were as follows:

For the three months ended,
March 31, 2013
(in millions)
Total revenues	$18.3
Net income	9.3

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

Mandatory Retirement Savings

As a result of our first quarter 2013 acquisition of Cuprum, we hold an equity interest in mandatory privatized social security funds in which we provide asset management services. We determined that the mandatory privatized social security funds, which include contributors for voluntary pension savings, voluntary non-pension savings and compensation savings accounts, are VIEs. This is because the equity holders as a group lack the power, due to voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance and also because equity investors are protected from below-average market investment returns relative to the industry’s return, due to a regulatory guarantee. Further we concluded that we are the primary

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

beneficiary through our power to make decisions and our variable interest in the funds. The purpose of the funds, which reside in legally segregated entities, is to provide long-term retirement savings. The obligation to the client is directly related to the assets held in the funds and, as such, we present the assets as separate account assets and the obligation as separate account liabilities within our consolidated statements of financial position.

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

		Collateralized		Mandatory
		private investment		retirement
	Grantor trusts	vehicles	CMBS	savings	Total
	(in millions)
March 31, 2013
Fixed maturities, available-for-sale	$220.3	$—	$—	$—	$220.3
Fixed maturities, trading	—	110.4	—	—	110.4
Other investments	—	—	77.2	—	77.2
Accrued investment income	0.5	—	0.5	—	1.0
Separate account assets	—	—	—	33,892.2	33,892.2
Total assets	$220.8	$110.4	$77.7	$33,892.2	$34,301.1
Deferred income taxes	$1.8	$—	$—	$—	$1.8
Separate account liabilities	—	—	—	33,892.2	33,892.2
Other liabilities (1)	175.3	100.4	42.6	—	318.3
Total liabilities	$177.1	$100.4	$42.6	$33,892.2	$34,212.3
December 31, 2012
Fixed maturities, available-for-sale	$194.6	$—	$—	$—	$194.6
Fixed maturities, trading	—	110.4	—	—	110.4
Other investments	—	—	80.3	—	80.3
Accrued investment income	0.5	—	0.6	—	1.1
Total assets	$195.1	$110.4	$80.9	$—	$386.4
Deferred income taxes	$1.8	$—	$—	$—	$1.8
Other liabilities (1)	152.4	104.8	45.7	—	302.9
Total liabilities	$154.2	$104.8	$45.7	$—	$304.7

(1)            Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; collateralized private investment vehicles include derivative liabilities and obligation to redeem notes at maturity or termination of the trust; CMBS includes obligation to the bondholders; and hedge funds include liabilities to securities brokers.

We did not provide financial or other support to investees designated as VIEs for the periods March 31, 2013 and 2012.

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
March 31, 2013
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

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
March 31, 2013
Fixed maturities, available-for-sale:
Corporate	$527.9	$408.9
Residential mortgage-backed pass-through securities	3,123.2	2,950.3
Commercial mortgage-backed securities	3,990.7	4,110.9
Collateralized debt obligations	394.0	431.7
Other debt obligations	3,848.6	3,808.4
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	71.5	71.5
Commercial mortgage-backed securities	3.1	3.1
Collateralized debt obligations	59.2	59.2
Other debt obligations	1.9	1.9
Other investments:
Other limited partnership interests	128.4	128.4

December 31, 2012
Fixed maturities, available-for-sale:
Corporate	$523.2	$403.7
Residential mortgage-backed pass-through securities	3,226.7	3,022.7
Commercial mortgage-backed securities	3,897.4	4,094.8
Collateralized debt obligations	379.2	428.8
Other debt obligations	3,779.2	3,756.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	77.7	77.7
Commercial mortgage-backed securities	2.8	2.8
Collateralized debt obligations	56.4	56.4
Other debt obligations	3.2	3.2
Other investments:
Other limited partnership interests	136.2	136.2

(1)         Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and other investments. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading.

Sponsored Investment Funds

We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities’ net assets. As of March 31, 2013 and December 31, 2012, these VIEs held $1.4 billion and $1.5 billion in total assets, respectively. We have no contractual obligation to contribute to the funds.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
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

4.  Investments

Fixed Maturities and Equity Securities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred stock. Equity securities include mutual funds, common stock, nonredeemable preferred stock and mandatory regulatory required investments. We classify fixed maturities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 10, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments related to deferred acquisition costs (“DAC”), sales inducements, unearned revenue reserves, policyholder liabilities, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to hedged portions of available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). We also have a minimal amount of assets within trading securities portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. In addition, we have assets within the trading securities portfolio that represent mandatory regulatory required investments. Mark-to-market adjustments related to these trading securities are reflected in net investment income.

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
March 31, 2013
(Unaudited)

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
March 31, 2013
Fixed maturities, available-for-sale:
U.S. government and agencies	$930.4	$29.0	$6.1	$953.3	$—
Non-U.S. government and agencies	903.9	278.9	3.1	1,179.7	—
States and political subdivisions	3,260.8	234.8	3.8	3,491.8	—
Corporate	31,510.2	2,881.9	289.3	34,102.8	20.4
Residential mortgage-backed pass-through securities	2,950.3	176.8	3.9	3,123.2	—
Commercial mortgage-backed securities	4,110.9	251.7	371.9	3,990.7	217.8
Collateralized debt obligations	431.7	8.6	46.3	394.0	3.1
Other debt obligations	3,808.4	75.4	35.2	3,848.6	80.9
Total fixed maturities, available-for-sale	$47,906.6	$3,937.1	$759.6	$51,084.1	$322.2
Total equity securities, available-for-sale	$138.9	$14.1	$6.0	$147.0
December 31, 2012
Fixed maturities, available-for-sale:
U.S. government and agencies	$911.4	$33.2	$0.3	$944.3	$—
Non-U.S. government and agencies	944.9	264.3	0.9	1,208.3	—
States and political subdivisions	2,940.4	241.1	2.7	3,178.8	—
Corporate	31,615.4	3,029.9	319.9	34,325.4	19.5
Residential mortgage-backed pass-through securities	3,022.7	204.4	0.4	3,226.7	—
Commercial mortgage-backed securities	4,094.8	241.7	439.1	3,897.4	195.4
Collateralized debt obligations	428.8	7.0	56.6	379.2	4.3
Other debt obligations	3,756.9	73.5	51.2	3,779.2	82.8
Total fixed maturities, available-for-sale	$47,715.3	$4,095.1	$871.1	$50,939.3	$302.0
Total equity securities, available-for-sale	$132.4	$12.6	$8.5	$136.5

(1)         Excludes $127.9 million and $95.0 million as of March 31, 2013 and December 31, 2012, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2013, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$3,516.1	$3,573.7
Due after one year through five years	12,817.9	13,553.1
Due after five years through ten years	8,817.9	9,801.2
Due after ten years	11,453.4	12,799.6
Subtotal	36,605.3	39,727.6
Mortgage-backed and other asset-backed securities	11,301.3	11,356.5
Total	$47,906.6	$51,084.1

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

	For the three months ended March 31,
	2013	2012
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$15.5	$15.3
Gross losses	(50.7)	(36.1)
Other-than-temporary impairment losses reclassified to OCI	20.2	4.9
Hedging, net	(29.0)	(16.7)
Fixed maturities, trading	0.1	3.0
Equity securities, available-for-sale:
Gross gains	—	0.1
Equity securities, trading	6.3	34.2
Mortgage loans	(6.2)	(11.1)
Derivatives	18.2	27.6
Other	(25.3)	(27.9)
Net realized capital losses	$(50.9)	$(6.7)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $0.6 billion and $0.4 billion for the three months ended March 31, 2013 and 2012, respectively.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended March 31,
	2013	2012
	(in millions)
Fixed maturities, available-for-sale	$(44.7)	$(33.7)
Equity securities, available-for-sale	—	—
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(44.7)	(33.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to OCI (1)	20.2	4.9
Net impairment losses on available-for-sale securities	$(24.5)	$(28.8)

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

	For the three months ended March 31,
	2013	2012
	(in millions)
Beginning balance	$(335.2)	$(434.8)
Credit losses for which an other-than-temporary impairment was not previously recognized	(4.3)	(7.4)
Credit losses for which an other-than-temporary impairment was previously recognized	(18.3)	(20.8)
Reduction for credit losses previously recognized on fixed maturities now sold or intended to be sold	35.8	57.3
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	3.4	1.0
Ending balance	$(318.6)	$(404.7)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

	March 31, 2013
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$233.0	$6.1	$—	$—	$233.0	$6.1
Non-U.S. governments	30.0	1.3	11.6	1.8	41.6	3.1
States and political subdivisions	342.9	3.3	8.7	0.5	351.6	3.8
Corporate	1,318.1	21.1	1,619.7	268.2	2,937.8	289.3
Residential mortgage-backed pass- through securities	349.6	3.8	2.1	0.1	351.7	3.9
Commercial mortgage-backed securities	96.3	1.4	687.1	370.5	783.4	371.9
Collateralized debt obligations	30.2	0.1	92.4	46.2	122.6	46.3
Other debt obligations	396.5	2.9	275.9	32.3	672.4	35.2
Total fixed maturities, available-for-sale	$2,796.6	$40.0	$2,697.5	$719.6	$5,494.1	$759.6
Total equity securities, available-for-sale	$5.0	$—	$55.4	$6.0	$60.4	$6.0

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $4,809.6 million in available-for-sale fixed maturities with gross unrealized losses of $706.5 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 76% were investment grade (rated AAA through BBB-) with an average price of 87 (carrying value/amortized cost) at March 31, 2013. Gross unrealized losses in our fixed maturities portfolio decreased during the three months ended March 31, 2013, due to a tightening of credit spreads, primarily in the corporate and commercial mortgage-backed securities sectors.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 309 securities with a carrying value of $2,413.1 million and unrealized losses of $30.0 million reflecting an average price of 99 at March 31, 2013. Of this portfolio, 93% was investment grade (rated AAA through BBB-) at March 31, 2013, with associated unrealized losses of $27.4 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 417 securities with a carrying value of $2,396.5 million and unrealized losses of $676.5 million. The average rating of this portfolio was BBB- with an average price of 78 at March 31, 2013. Of the $676.5 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $370.4 million in unrealized losses with an average price of 65 and an average credit rating of BB. The remaining unrealized losses consist primarily of $227.0 million within the corporate sector at March 31, 2013. The average price of the corporate sector was 85 and the average credit rating was BBB. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

	December 31, 2012
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$115.4	$0.3	$—	$—	$115.4	$0.3
Non-U.S. governments	17.3	0.2	13.4	0.7	30.7	0.9
States and political subdivisions	235.3	2.1	8.8	0.6	244.1	2.7
Corporate	831.8	10.6	1,961.7	309.3	2,793.5	319.9
Residential mortgage-backed pass-through securities	70.4	0.3	2.4	0.1	72.8	0.4
Commercial mortgage-backed securities	98.9	3.3	785.0	435.8	883.9	439.1
Collateralized debt obligations	72.2	1.0	133.8	55.6	206.0	56.6
Other debt obligations	235.6	2.0	414.9	49.2	650.5	51.2
Total fixed maturities, available-for-sale	$1,676.9	$19.8	$3,320.0	$851.3	$4,996.9	$871.1
Total equity securities, available-for-sale	$5.8	$0.1	$52.9	$8.4	$58.7	$8.5

Of the total amounts, Principal Life’s consolidated portfolio represented $4,419.4 million in available-for-sale fixed maturities with gross unrealized losses of $825.7 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 71% were investment grade (rated AAA through BBB-) with an average price of 84 (carrying value/amortized cost) at December 31, 2012. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2012, due to a tightening of credit spreads, primarily in the corporate and commercial mortgage-backed securities sectors.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 224 securities with a carrying value of $1,382.1 million and unrealized losses of $16.2 million reflecting an average price of 99 at December 31, 2012. Of this portfolio, 89% was investment grade (rated AAA through BBB-) at December 31, 2012, with associated unrealized losses of $13.3 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 488 securities with a carrying value of $3,037.3 million and unrealized losses of $809.5 million. The average rating of this portfolio was BBB- with an average price of 79 at December 31, 2012. Of the $809.5 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $435.8 million in unrealized losses with an average price of 64 and an average credit rating of BB+. The remaining unrealized losses consist primarily of $268.1 million within the corporate sector at December 31, 2012. The average price of the corporate sector was 86 and the average credit rating was BBB. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Net Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Instruments

The net unrealized gains and losses on investments in fixed maturities available-for-sale, equity securities available-for-sale and derivative instruments are reported as a separate component of stockholders’ equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities and derivative instruments net of adjustments related to DAC, reinsurance assets or liabilities, sales inducements, unearned revenue reserves, changes in policyholder liabilities and applicable income taxes was as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$3,495.7	$3,562.5
Noncredit component of impairment losses on fixed maturities, available-for-sale	(322.2)	(302.0)
Net unrealized gains on equity securities, available-for-sale	8.1	4.1
Adjustments for assumed changes in amortization patterns	(469.3)	(515.2)
Adjustments for assumed changes in policyholder liabilities	(1,289.2)	(1,198.7)
Net unrealized gains on derivative instruments	122.8	90.7
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	155.9	191.3
Provision for deferred income taxes	(554.7)	(597.0)
Net unrealized gains on available-for-sale securities and derivative instruments	$1,147.1	$1,235.7

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

	March 31, 2013	December 31, 2012
	(in millions)
Commercial mortgage loans	$10,286.5	$10,235.1
Residential mortgage loans	1,380.9	1,382.0
Total amortized cost	11,667.4	11,617.1

Valuation allowance	(89.5)	(97.4)
Total carrying value	$11,577.9	$11,519.7

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $48.5 million and $11.4 million of residential mortgage loans during the three months ended March 31, 2013 and 2012, respectively. We sold $0.0 million and $5.8 million of residential mortgage loans during the three months ended March 31, 2013 and 2012, respectively. We purchased $0.0 million and $31.0 million of commercial mortgage loans during the three months ended March 31, 2013 and 2012, respectively. We sold $13.0 million and $0.0 million of commercial mortgage loans during the three months ended March 31, 2013 and 2012, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2013		December 31, 2012
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($in millions)
Geographic distribution
New England	$539.0	5.2%	$536.6	5.2%
Middle Atlantic	2,275.8	22.2	2,233.4	21.8
East North Central	588.1	5.7	635.6	6.2
West North Central	377.7	3.7	377.3	3.7
South Atlantic	2,065.4	20.1	2,135.0	20.9
East South Central	199.8	1.9	244.8	2.4
West South Central	784.2	7.6	767.9	7.5
Mountain	754.8	7.3	726.6	7.1
Pacific	2,677.7	26.1	2,562.3	25.0
International	24.0	0.2	15.6	0.2
Total	$10,286.5	100.0%	$10,235.1	100.0%

Property type distribution
Office	$3,288.3	31.9%	$3,078.8	30.1%
Retail	2,866.4	27.9	2,928.3	28.6
Industrial	1,697.0	16.5	1,765.5	17.2
Apartments	1,676.6	16.3	1,685.9	16.5
Hotel	440.6	4.3	445.8	4.4
Mixed use/other	317.6	3.1	330.8	3.2
Total	$10,286.5	100.0%	$10,235.1	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $470.2 million and $495.7 million and first lien mortgages with an amortized cost of $910.7 million and $886.3 million as of March 31, 2013 and December 31, 2012, respectively. Most of our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

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
March 31, 2013
(Unaudited)

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	March 31, 2013
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$7,520.9	$210.5	$7,731.4
BBB+ thru BBB-	1,718.8	277.7	1,996.5
BB+ thru BB-	278.5	1.3	279.8
B+ and below	276.5	2.3	278.8
Total	$9,794.7	$491.8	$10,286.5

	December 31, 2012
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$7,257.7	$231.3	$7,489.0
BBB+ thru BBB-	1,804.5	294.9	2,099.4
BB+ thru BB-	266.8	1.6	268.4
B+ and below	376.0	2.3	378.3
Total	$9,705.0	$530.1	$10,235.1

Residential Credit Risk Profile Based on Performance Status

Our residential mortgage loan portfolio is monitored based on performance of the loans. Monitoring on a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. We define non-performing residential mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	March 31, 2013
	Home equity	First liens	Total
	(in millions)
Performing	$447.9	$889.0	$1,336.9
Nonperforming	22.3	21.7	44.0
Total	$470.2	$910.7	$1,380.9

	December 31, 2012
	Home equity	First liens	Total
	(in millions)
Performing	$472.6	$865.0	$1,337.6
Nonperforming	23.1	21.3	44.4
Total	$495.7	$886.3	$1,382.0

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

The amortized cost of mortgage loans on non-accrual status was as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Commercial:
Brick and mortar	$76.6	$44.5
Residential:
Home equity	22.3	23.1
First liens	13.3	13.2
Total	$112.2	$80.8

The aging of our mortgage loans, based on amortized cost, was as follows:

	March 31, 2013
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$46.2	$4.1	$19.7	$70.0	$9,724.7	$9,794.7	$—
Commercial-CTL	—	—	—	—	491.8	491.8	—
Residential-home equity	4.3	1.7	4.0	10.0	460.2	470.2	—
Residential-first liens	29.6	7.1	18.6	55.3	855.4	910.7	8.4
Total	$80.1	$12.9	$42.3	$135.3	$11,532.1	$11,667.4	$8.4

	December 31, 2012
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$32.8	$13.7	$—	$46.5	$9,658.5	$9,705.0	$—
Commercial-CTL	—	—	—	—	530.1	530.1	—
Residential-home equity	5.7	2.8	3.9	12.4	483.3	495.7	—
Residential-first liens	22.3	5.1	19.8	47.2	839.1	886.3	8.1
Total	$60.8	$21.6	$23.7	$106.1	$11,511.0	$11,617.1	$8.1

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
March 31, 2013
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

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
For the three months ended March 31, 2013
Beginning balance	$51.8	$45.6	$97.4
Provision	(0.5)	7.0	6.5
Charge-offs	(9.5)	(5.9)	(15.4)
Recoveries	—	1.0	1.0
Ending balance	$41.8	$47.7	$89.5
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.7	$10.8	$13.5
Collectively evaluated for impairment	39.1	36.9	76.0
Allowance ending balance	$41.8	$47.7	$89.5
Loan balance by basis of impairment method:
Individually evaluated for impairment	$17.5	$35.4	$52.9
Collectively evaluated for impairment	10,269.0	1,345.5	11,614.5
Loan ending balance	$10,286.5	$1,380.9	$11,667.4

For the three months ended March 31, 2012
Beginning balance	$64.8	$37.3	$102.1
Provision	7.0	6.6	13.6
Charge-offs	(19.4)	(8.3)	(27.7)
Recoveries	—	1.2	1.2
Effect of exchange rates	—	0.1	0.1
Ending balance	$52.4	$36.9	$89.3
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$6.2	$4.6	$10.8
Collectively evaluated for impairment	46.2	32.3	78.5
Allowance ending balance	$52.4	$36.9	$89.3
Loan balance by basis of impairment method:
Individually evaluated for impairment	$40.3	$31.4	$71.7
Collectively evaluated for impairment	9,976.5	1,350.0	11,326.5
Loan ending balance	$10,016.8	$1,381.4	$11,398.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Impaired Mortgage Loans

Impaired mortgage loans are loans with a related specific valuation allowance, loans whose carrying amount has been reduced to the expected collectible amount because the impairment has been considered other than temporary or a loan modification has been classified as a troubled debt restructuring (“TDR”). Based on an assessment as to the collectability of the principal, a determination is made to apply any payments received either against the principal or according to the contractual terms of the loan. Our recorded investment in and unpaid principal balance of impaired loans along with the related loan specific allowance for losses, if any, and the average recorded investment and interest income recognized during the time the loans were impaired were as follows:

	March 31, 2013
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$51.6	$57.8	$—
Residential-first liens	5.3	5.3	—
With an allowance recorded:
Commercial-brick and mortar	8.5	8.5	2.7
Residential-home equity	20.4	20.4	9.6
Residential-first liens	9.7	9.6	1.2
Total:
Commercial	$60.1	$66.3	$2.7
Residential	$35.4	$35.3	$10.8

	December 31, 2012
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$22.9	$25.3	$—
Residential-first liens	9.7	6.6	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	20.8	20.7	9.1
Residential-first liens	9.2	9.1	1.3
Total:
Commercial	$27.3	$29.7	$2.4
Residential	$39.7	$36.4	$10.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

	Average
	recorded	Interest income
	investment	recognized
	(in millions)
For the three months ended March 31, 2013
With no related allowance recorded:
Commercial-brick and mortar	$37.3	$0.1
Residential-first liens	7.5	—
With an allowance recorded:
Commercial-brick and mortar	6.4	—
Residential-home equity	20.6	0.2
Residential-first liens	9.5	—
Total:
Commercial	$43.7	$0.1
Residential	$37.6	$0.2

For the three months ended March 31, 2012
With no related allowance recorded:
Commercial-brick and mortar	$47.7	$0.6
Residential-first liens	5.3	—
With an allowance recorded:
Commercial-brick and mortar	77.1	0.5
Residential-home equity	15.4	0.3
Residential-first liens	8.8	—
Total:
Commercial	$124.8	$1.1
Residential	$29.5	$0.3

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
March 31, 2013
(Unaudited)

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended March 31, 2013
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	1	$0.8	—	$—
Residential-home equity	32	1.9	12	—
Residential-first liens	2	0.4	—	—
Total	35	$3.1	12	$—

	For the three months ended March 31, 2012
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	4	$63.2	—	$—
Residential-home equity	49	2.2	2	—
Total	53	$65.4	2	$—

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

Securities Posted as Collateral

We posted $1,524.4 million in fixed maturities, available-for-sale securities at March 31, 2013, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements and our obligation under funding agreements with the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, we posted $1,963.6 million in commercial mortgage loans as of March 31, 2013, to satisfy collateral requirements associated with our obligation under funding agreements with the FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Balance Sheet Offsetting

We have financial instruments that are subject to master netting agreements or similar agreements. Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
	Gross amount	Statement of Financial Position
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
March 31, 2013
Derivative assets	$840.5	$(699.1)	$(128.0)	$13.4
Reverse repurchase agreements	57.4	—	(57.4)	—
Total	$897.9	$(699.1)	$(185.4)	$13.4
December 31, 2012
Derivative assets	$1,016.3	$(779.3)	$(225.5)	$11.5
Reverse repurchase agreements	148.2	—	(148.2)	—
Total	$1,164.5	$(779.3)	$(373.7)	$11.5

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments on the consolidated statements of financial position. The above excludes $0.4 million of derivatives assets as of both March 31, 2013 and December 31, 2012 that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative assets or liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets or liabilities for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
	Gross amount	Statement of Financial Position
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
March 31, 2013
Derivative liabilities	$1,196.5	$(699.1)	$(371.4)	$126.0
December 31, 2012
Derivative liabilities	$1,198.2	$(779.3)	$(279.1)	$139.8

(1)         The gross amount of recognized derivative liabilities are reported with other liabilities and contractholder funds on the consolidated statements of financial position. The above excludes $294.7 million and $329.8 million of derivative liabilities as of March 31, 2013 and December 31, 2012, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amount of recognized repurchase agreement liabilities are reported with short-term debt on the consolidated statements of financial position. The gross amounts of derivative and repurchase agreement liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative assets or liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets or liabilities for presentation on the consolidated statements of financial position.

The financial instruments that are subject to master netting agreements or similar agreements include right of setoff provisions. Derivative instruments include provisions to setoff positions covered under the agreements with the same counterparties and provisions to setoff positions outside of the agreements with the same counterparties in the event of default by one of the parties. Derivative instruments also include collateral provisions. Collateral received and pledged are generally settled daily with each counterparty. See Note 5, Derivative Financial Instruments, for further details.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale and have no continuing involvement with the collateral pledged until the agreements mature and we repurchase the collateral. The counterparties have the right to sell or repledge the collateral we have pledged. Interest incurred on repurchase agreements is reported as part of interest expense on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of March 31, 2013 and December 31, 2012.

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

Interest rate options include interest rate caps and interest rate floors, which can be combined to form interest rate collars, are contracts that entitle the purchaser to pay or receive the amounts, if any, by which a specified market rate exceeds a cap strike interest rate, or falls below a floor strike interest rate, respectively, at specified dates. We use interest rate collars to manage interest rate risk related to guaranteed minimum interest rate liabilities in our individual annuities contracts.

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
March 31, 2013
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

Currency forwards are contracts in which we agree with other parties to deliver or receive a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. We use currency forwards to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell and to hedge the currency risk associated with a business combination. We have also used currency forwards to hedge the currency risk associated with net investments in foreign operations. We did not use any currency forwards during 2013 or 2012 to hedge our net investment in foreign operations.

Currency options are contracts that give the holder the right, but not the obligation to buy or sell a specified amount of the identified currency within a limited period of time at a contracted price.  The contracts are net settled in cash, based on the differential in the current foreign exchange rate and the strike price. Purchased and sold options can be combined to form a foreign currency collar where we receive a payment if the foreign exchange rate is below the purchased option strike price and make a payment if the foreign exchange rate is above the sold option strike price. We have used currency options to manage the foreign currency risk associated with a business combination.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

We posted $382.9 million and $296.9 million in cash and securities under collateral arrangements as of March 31, 2013 and December 31, 2012, respectively, to satisfy collateral requirements associated with our derivative credit support agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the rating on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of March 31, 2013 and December 31, 2012, was $1,199.4 million and $1,205.4 million, respectively. With respect to these derivatives, we posted collateral of $382.9 million and $296.9 million as of March 31, 2013 and December 31, 2012, respectively, in the normal course of business, which reflects netting under derivative credit support annex

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2013, we would be required to post an additional $71.2 million of collateral to our counterparties.

As of March 31, 2013 and December 31, 2012, we had received $73.7 million and $207.8 million, respectively, of cash collateral associated with our derivative credit support annex agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

	March 31, 2013	December 31, 2012
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$18,897.8	$18,381.2
Interest rate options	1,500.0	500.0
Swaptions	325.0	325.0
Futures	187.0	82.0
Foreign exchange contracts:
Foreign currency swaps	3,287.8	3,454.1
Currency forwards	251.3	557.2
Foreign currency options	—	1,400.0
Equity contracts:
Options	1,827.2	1,811.8
Futures	363.6	373.6
Credit contracts:
Credit default swaps	1,254.2	1,378.3
Total return swaps	100.0	100.0
Other contracts:
Embedded derivative financial instruments	5,950.5	5,893.2
Total notional amounts at end of period	$33,944.4	$34,256.4

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$612.1	$683.9
Interest rate options	46.3	48.5
Swaptions	0.8	0.7
Foreign exchange contracts:
Foreign currency swaps	168.4	263.8
Currency forwards	6.6	6.8
Foreign currency options	—	1.9
Equity contracts:
Options	50.8	74.3
Credit contracts:
Credit default swaps	7.7	6.8
Total return swaps	0.3	—
Total gross credit exposure	893.0	1,086.7
Less: collateral received	131.4	248.0
Net credit exposure	$761.6	$838.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$5.9	$10.3	$404.7	$440.5
Foreign exchange contracts	118.4	190.0	170.9	127.2
Total derivatives designated as hedging instruments	$124.3	$200.3	$575.6	$567.7

Derivatives not designated as hedging instruments
Interest rate contracts	$605.2	$677.1	$468.6	$493.9
Foreign exchange contracts	52.6	58.2	15.0	14.3
Equity contracts	50.8	74.3	67.8	27.7
Credit contracts	8.0	6.8	71.1	96.6
Other contracts	—	—	293.1	327.8
Total derivatives not designated as hedging instruments	716.6	816.4	915.6	960.3

Total derivative instruments	$840.9	$1,016.7	$1,491.2	$1,528.0

(1)         The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)         The fair value of derivative liabilities is reported with other liabilities on the consolidated statement of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $117.8 million and $170.5 million as of March 31, 2013 and December 31, 2012, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $20.0 million as of March 31, 2013 and $15.0 million as of December 31, 2012. These purchased credit derivative transactions had a net asset (liability) fair value of $(0.1) million as of March 31, 2013 and $0.2 million as of December 31, 2012. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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
March 31, 2013
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	March 31, 2013
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$50.0	$—	$50.0	4.1
A	497.0	3.4	497.0	3.0
BBB	210.0	(2.1)	210.0	4.1
Structured finance
Near default	9.0	(9.0)	9.0	8.3
Total single name credit default swaps	766.0	(7.7)	766.0	3.4

Basket and index credit default swaps
Corporate debt
Near default	110.4	(46.2)	110.4	4.0
Government/municipalities
AA	30.0	(5.2)	30.0	4.5
Structured finance
BBB	25.0	(3.3)	25.0	4.3
Total basket and index credit default swaps	165.4	(54.7)	165.4	4.1
Total credit default swap protection sold	$931.4	$(62.4)	$931.4	3.5

	December 31, 2012
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$70.0	$(0.2)	$70.0	2.5
A	572.0	2.4	572.0	2.4
BBB	200.0	(1.6)	200.0	3.0
Structured finance
Near default	11.1	(11.0)	11.1	8.5
Total single name credit default swaps	853.1	(10.4)	853.1	2.6

Basket and index credit default swaps
Corporate debt
Near default	110.4	(65.2)	110.4	4.2
Government/municipalities
AA	30.0	(7.3)	30.0	4.7
Structured finance
BBB	25.0	(5.6)	25.0	4.5
Total basket and index credit default swaps	165.4	(78.1)	165.4	4.4
Total credit default swap protection sold	$1,018.5	$(88.5)	$1,018.5	2.9

We also have invested in fixed maturities classified as available-for-sale that contain credit default swaps that do not require bifurcation and fixed maturities classified as trading that contain credit default swaps. These securities are subject to the credit risk of the

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

	March 31, 2013
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BBB	$21.2	$21.2	3.8
B	25.0	25.0	0.3
Total corporate debt	46.2	46.2	1.9

Structured finance
A	5.6	5.6	16.9
BB	35.6	33.6	2.5
B	4.1	4.1	4.2
CCC	22.7	22.7	5.7
Total structured finance	68.0	66.0	4.9
Total fixed maturities with credit derivatives	$114.2	$112.2	3.6

	December 31, 2012
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BBB	$20.5	$20.5	4.0
B	25.0	24.9	0.5
Total corporate debt	45.5	45.4	2.1

Structured finance
AA	4.6	4.6	17.0
BB	39.6	37.5	2.9
B	4.0	4.0	4.4
CCC	17.7	17.7	6.4
Total structured finance	65.9	63.8	4.9
Total fixed maturities with credit derivatives	$111.4	$109.2	3.8

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
March 31, 2013
(Unaudited)

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

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended March 31, (1)		Hedged items in fair value	March 31, (1)
relationships	2013	2012	hedging relationships	2013	2012
	(in millions)			(in millions)
Interest rate contracts	$30.4	$31.7	Fixed maturities, available-for-sale	$(28.6)	$(28.2)
Foreign exchange contracts	1.3	(0.8)	Fixed maturities, available-for-sale	(1.3)	1.3
Foreign exchange contracts	(64.1)	16.2	Investment-type insurance contracts	63.7	(14.8)
Total	$(32.4)	$47.1	Total	$33.8	$(41.7)

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

	Amount of gain (loss) for the three
	months ended March 31,
Hedged item	2013	2012
	(in millions)
Fixed maturities, available-for-sale (1)	$(31.5)	$(35.5)
Investment-type insurance contracts (2)	9.3	8.8

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 7.2 years. At March 31, 2013, we had $109.2 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. We reclassified $0.2 million and $0.0 million, respectively, from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the three months ended March 31, 2013 and 2012.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position.  All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		March 31,		into net income	March 31,
relationships	Related hedged item	2013	2012	(effective portion)	2013	2012
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(23.7)	$(2.1)	Net investment income	$2.7	$1.9
Interest rate contracts	Investment-type insurance contracts	1.0	1.7	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(1.6)	(1.4)
Foreign exchange contracts	Fixed maturities, available-for-sale	41.0	(19.5)	Net realized capital losses	(0.6)	(10.2)
Foreign exchange contracts	Investment-type insurance contract	(3.6)	(3.9)	Benefits, claims and settlement expenses	—	—
Total		$14.7	$(23.8)	Total	$0.5	$(9.7)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the three
	months ended March 31,
Hedged item	2013	2012
	(in millions)
Fixed maturities, available-for-sale (1)	$2.4	$2.0
Investment-type insurance contracts (2)	(2.9)	(3.3)

(1)   Reported in net investment income on the consolidated statements of operations.

(2)   Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.3 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

We expect to reclassify net gains of $0.6 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Derivatives Not Designated as Hedging Instruments

Our use of futures, certain swaptions and swaps, collars, options and forwards are effective from an economic standpoint, but they have not been designated as hedges for financial reporting purposes. As such, periodic changes in the market value of these

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

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
	months ended March 31,
Derivatives not designated as hedging instruments	2013	2012
	(in millions)
Interest rate contracts	$(29.6)	$(34.8)
Foreign exchange contracts	4.3	27.6
Equity contracts	(54.6)	(63.9)
Credit contracts	15.1	18.6
Other contracts	57.2	68.2
Total	$(7.6)	$15.7

6.  Income Taxes

The effective income tax rate for the three months ended March 31, 2013, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments and interest exclusion from taxable income.

The effective income tax rate for the three months ended March 31, 2012, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments and lower tax rates of foreign jurisdictions.

We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations (“CFCs”) for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs (“Subpart F income”) even if the income is not currently distributed. A temporary exception (the “active financing exception”) was applicable for tax years beginning before January 1, 2012, to avoid the current recognition of Subpart F income derived in the active conduct of a banking, financing, insurance or similar business. The U.S. Congress and the President enacted legislation on January 2, 2013, retroactive to January 1, 2012, to extend the active financing exception. The legislation did not have a material impact on our consolidated results for the three months ended March 31, 2013.

The Internal Revenue Service (“IRS”) completed its examinations of tax years 2004 through 2008. We filed claims for refund for tax years 2004 and 2005 during 2012 and will file claims for refund relating to disputed adjustments for tax years 2006 through 2008. The IRS commenced audit of our federal income tax return for 2009 during the fourth quarter of 2011, for 2010 during the first quarter of 2012 and for 2011 during the first quarter of 2013. We do not expect the results of these audits or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

We do not believe it is reasonably possible that the amount of our unrecognized tax benefits will significantly increase or decrease in the next twelve months. The range disclosed in our 2012 financial statements was prior to the January 2013 expiration of the right to appeal the U.S. District Court for the Southern District of Iowa decision in the case of Pritired 1, LLC. We believe that we have adequate defenses against, or sufficient provisions for, contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues from tax years 1995 - 2003 to have a material impact on our net income. Similarly, we believe there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2003.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

7.  Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Service cost	$14.3	$11.7	$0.3	$0.3
Interest cost	25.9	27.3	1.4	2.1
Expected return on plan assets	(31.9)	(28.6)	(7.2)	(8.4)
Amortization of prior service benefit	(2.1)	(2.4)	(6.5)	(7.1)
Recognized net actuarial loss	29.5	22.7	0.3	0.2
Net periodic benefit cost (income)	$35.7	$30.7	$(11.7)	$(12.9)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2013 will be zero so we will not be required to fund our qualified pension plan during 2013. However, it is possible that we may fund the qualified and nonqualified pension plans in 2013 for a combined total of $60.0 million to $110.0 million. During the three months ended March 31, 2013, we contributed $27.0 million to these plans.

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

On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life. Principal Life’s motion to transfer venue was granted and the case is now pending in the Southern District of Iowa. The complaint alleged, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives “revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans” and allegedly failed to use the revenue to defray the expenses of the services provided to the plans. Plaintiff further alleged that these acts constitute prohibited transactions under ERISA. Plaintiff sought to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained “revenue sharing”

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

fees from mutual funds. On August 27, 2008, the plaintiff’s motion for class certification was denied. On June 13, 2011, the court entered a consent judgment resolving the claims of the plaintiff. On July 12, 2011, plaintiff filed a notice of appeal related to the issue of the denial of class certification. On February 13, 2013, the Eighth Circuit Court of Appeals dismissed the appeal. Principal Life continues to aggressively defend the lawsuit.

On October 28, 2009, Judith Curran filed a derivative action lawsuit on behalf of Principal Funds, Inc. Strategic Asset Management Portfolios in the United States District Court for the Southern District of Iowa against Principal Management Corporation; Principal Global Investors, LLC; and Principal Funds Distributor, Inc. (the “Curran Defendants”). The lawsuit alleges the Curran Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging advisory fees and distribution fees that were excessive. The Curran Defendants filed a motion to dismiss the case on January 29, 2010. That motion was granted in part and overruled in part. Principal Global Investors, LLC was dismissed from the suit. Trial is set for June 17, 2013. The remaining Curran Defendants are aggressively defending the lawsuit.

On December 2, 2009 and December 4, 2009, two plaintiffs, Cruise and Mullaney, each filed putative class action lawsuits in the United States District Court for the Southern District of New York against us; Principal Life; Principal Global Investors, LLC; and Principal Real Estate Investors, LLC (the “Cruise/Mullaney Defendants”). The lawsuits alleged the Cruise/Mullaney Defendants failed to manage the Principal U.S. Property Separate Account (“PUSPSA”) in the best interests of investors, improperly imposed a “withdrawal freeze” on September 26, 2008, and instituted a “withdrawal queue” to honor withdrawal requests as sufficient liquidity became available. Plaintiffs allege these actions constitute a breach of fiduciary duties under ERISA. Plaintiffs seek to certify a class including all qualified ERISA plans and the participants of those plans that invested in PUSPSA between September 26, 2008, and the present that have suffered losses caused by the queue. The two lawsuits, as well as two subsequently filed complaints asserting similar claims, have been consolidated and are now known as In re Principal U.S. Property Account Litigation. On April 22, 2010, an order was entered granting the motion made by the Cruise/Mullaney Defendants for change of venue to the United States District Court for the Southern District of Iowa. Plaintiffs filed an Amended Consolidated Complaint adding five new plaintiffs on November 22, 2010, and the Cruise/Mullaney Defendants moved to dismiss the amended complaint. The court denied the Cruise/Mullaney Defendants’ motion to dismiss on May 17, 2011. Plaintiffs have filed a motion for class certification and the Cruise/Mullaney Defendants have resisted it. The Cruise/Mullaney Defendants are aggressively defending the lawsuit.

In 2008, Principal Life received approximately $440.0 million in connection with the termination of certain structured transactions and the resulting prepayment of Principal Life’s investment in those transactions. The transactions involved Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc. (collectively, “Lehman”) in various capacities. Subsequent to Lehman’s September 2008 bankruptcy filing, its bankruptcy estate has sought to recover from numerous sources significant amounts to which it claims entitlement under various theories. The estate is attempting to recover from us an unspecified amount, but possibly up to the amount paid to us, plus interest. We are one of numerous defendants to this action, which has been stayed by the bankruptcy court. We believe that we have meritorious defenses to Lehman’s claims and intend to aggressively defend against them once the stay is lifted and we are allowed to do so.

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of March 31, 2013, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at March 31, 2013.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary and joint ventures. These agreements generally expire through 2019. The maximum exposure under these agreements as of March 31, 2013, was approximately $256.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

9.  Stockholders’ Equity

Common Stock

On March 29, 2013, we paid a quarterly dividend of $67.6 million, equal to $0.23 per share, to stockholders of record as of March 11, 2013. On March 30, 2012, we paid a quarterly dividend of $54.3 million, equal to $0.18 per share, to stockholders of record as of March 12, 2012.

Reconciliation of Outstanding Shares

	Series A	Series B	Common
	preferred stock	preferred stock	stock
	(in millions)
Outstanding shares at January 1, 2012	3.0	10.0	301.1
Shares issued	—	—	2.1
Treasury stock acquired	—	—	(2.3)
Outstanding shares at March 31, 2012	3.0	10.0	300.9

Outstanding shares at January 1, 2013	3.0	10.0	293.8
Shares issued	—	—	2.4
Treasury stock acquired	—	—	(2.9)
Outstanding shares at March 31, 2013	3.0	10.0	293.3

In February 2012, our Board of Directors authorized a share repurchase program of up to $100.0 million of our outstanding common stock. We completed this program in May 2012. In May 2012, our Board of Directors authorized a share repurchase program of up to $200.0 million of our outstanding common stock. We completed this program in February 2013. Also in February 2013, our Board of Directors authorized a share repurchase program up to $150.0 million of our outstanding common stock.

Our Board of Directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended March 31, 2013
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(132.3)	$46.0	$(86.3)
Reclassification adjustment for losses included in net income (1)	34.1	(11.7)	22.4
Adjustments for assumed changes in amortization patterns	43.7	(15.3)	28.4
Adjustments for assumed changes in policyholder liabilities	(91.9)	28.1	(63.8)
Net unrealized losses on available-for-sale securities	(146.4)	47.1	(99.3)

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	(20.2)	7.1	(13.1)
Adjustments for assumed changes in amortization patterns	1.2	(0.2)	1.0
Adjustments for assumed changes in policyholder liabilities	1.4	(0.6)	0.8
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	(17.6)	6.3	(11.3)

Net unrealized gains on derivative instruments during the period	32.6	(10.8)	21.8
Reclassification adjustment for gains included in net income (3)	(0.5)	0.1	(0.4)
Adjustments for assumed changes in amortization patterns	1.0	(0.4)	0.6
Net unrealized gains on derivative instruments	33.1	(11.1)	22.0

Foreign currency translation adjustment	55.1	(0.7)	54.4

Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	21.2	(7.4)	13.8
Net unrecognized postretirement benefit obligation	21.2	(7.4)	13.8

Other comprehensive loss	$(54.6)	$34.2	$(20.4)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

	For the three months ended March 31, 2012
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$333.1	$(112.2)	$220.9
Reclassification adjustment for losses included in net income (1)	10.5	(3.9)	6.6
Adjustments for assumed changes in amortization patterns	(55.5)	19.4	(36.1)
Adjustments for assumed changes in policyholder liabilities	(52.0)	21.9	(30.1)
Net unrealized gains on available-for-sale securities	236.1	(74.8)	161.3

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	(4.9)	1.6	(3.3)
Adjustments for assumed changes in amortization patterns	3.8	(1.4)	2.4
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	(1.1)	0.2	(0.9)

Net unrealized losses on derivative instruments during the period	(43.8)	15.3	(28.5)
Reclassification adjustment for losses included in net income (3)	9.7	(3.4)	6.3
Adjustments for assumed changes in amortization patterns	28.8	(10.1)	18.7
Net unrealized losses on derivative instruments	(5.3)	1.8	(3.5)

Foreign currency translation adjustment	55.7	3.9	59.6

Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	13.4	(4.7)	8.7
Net unrecognized postretirement benefit obligation	13.4	(4.7)	8.7

Other comprehensive income	$298.8	$(73.6)	$225.2

(1)         Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) on the consolidated statements of operations.

(2)         Represents the net impact of (1) unrealized gains resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold and (2) unrealized losses resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI.

(3)         See Note 5, Derivative Financial Instruments — Cash Flow Hedges, for further details.

(4)         Pre-tax amortization of prior service cost and actuarial loss included in net periodic benefit cost, which is comprised of amortization of prior service cost (benefit); recognized net actuarial (gain) loss and amounts recognized due to special events, is reported in operating expenses on the consolidated statements of operations. See Note 7, Employee and Agent Benefits — Components of Net Periodic Benefit Cost, for further details.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Accumulated Other Comprehensive Income

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains (losses) on	currency	postretirement	other
	available-for-sale	on fixed maturities	derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income
	(in millions)
Balances at January 1, 2012	$860.7	$(167.2)	$34.9	$(95.9)	$(361.1)	$271.4
Other comprehensive income during the period, net of adjustments	154.7	(0.9)	(9.8)	58.8	—	202.8
Amounts reclassified from AOCI	6.6	—	6.3	—	8.7	21.6
Other comprehensive income	161.3	(0.9)	(3.5)	58.8	8.7	224.4
Balances at March 31, 2012	$1,022.0	$(168.1)	$31.4	$(37.1)	$(352.4)	$495.8

Balances at January 1, 2013	$1,418.3	$(173.9)	$(8.7)	$(106.9)	$(488.5)	$640.3
Other comprehensive income during the period, net of adjustments	(121.7)	(11.3)	22.4	55.5	—	(55.1)
Amounts reclassified from AOCI	22.4	—	(0.4)	—	13.8	35.8
Other comprehensive loss	(99.3)	(11.3)	22.0	55.5	13.8	(19.3)
Balances at March 31, 2013	$1,319.0	$(185.2)	$13.3	$(51.4)	$(474.7)	$621.0

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

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance at January 1, 2012	$22.2
Net income attributable to redeemable noncontrolling interest	0.2
Foreign currency translation adjustment	0.7
Balance at March 31, 2012	$23.1

Balance at January 1, 2013	$60.4
Net income attributable to redeemable noncontrolling interest	0.1
Distributions to redeemable noncontrolling interest	(0.6)
Foreign currency translation adjustment	(1.0)
Balance at March 31, 2013	$58.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during 2013.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of March 31, 2013, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

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

Corporate. Inputs include recently executed transactions, market price quotations, benchmark yields, issuer spreads and observations of equity and credit default swap curves related to the issuer. For private placement corporate securities valued through the matrix valuation approach inputs include the current Treasury curve and risk spreads based on sector, rating and average life of the issuance.

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

Equity Securities

Equity securities include mutual funds, common stock, nonredeemable preferred stock and mandatory regulatory required investments. Fair values of equity securities are determined using quoted prices in active markets for identical assets when available, which are reflected in Level 1. When quoted prices are not available, we may utilize internal valuation methodologies appropriate for the specific asset that use observable inputs such as underlying share prices, which are reflected in Level 2. Fair values might also be determined using broker quotes or through the use of internal models or analysis that incorporate significant assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such securities, which are reflected in Level 3.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

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
March 31, 2013
(Unaudited)

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
March 31, 2013
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of March 31, 2013
	Assets/
	(liabilities)
	measured at	Fair value hierarchy level
	fair value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$953.3	$297.5	$655.8	$—
Non-U.S. governments	1,179.7	—	1,139.3	40.4
States and political subdivisions	3,491.8	—	3,489.9	1.9
Corporate	34,102.8	74.2	33,861.0	167.6
Residential mortgage-backed securities	3,123.2	—	3,123.2	—
Commercial mortgage-backed securities	3,990.7	—	3,990.7	—
Collateralized debt obligations	394.0	—	318.8	75.2
Other debt obligations	3,848.6	—	3,832.7	15.9
Total fixed maturities, available-for-sale	51,084.1	371.7	50,411.4	301.0
Fixed maturities, trading	628.9	—	459.4	169.5
Equity securities, available-for-sale	147.0	62.1	68.8	16.1
Equity securities, trading	732.2	107.5	624.7	—
Derivative assets (1)	840.9	—	773.7	67.2
Other investments (2)	288.9	41.8	136.2	110.9
Cash equivalents (3)	757.4	2.4	755.0	—
Sub-total excluding separate account assets	54,479.4	585.5	53,229.2	664.7

Separate account assets	120,906.1	58,020.6	58,226.3	4,659.2
Total assets	$175,385.5	$58,606.1	$111,455.5	$5,323.9

Liabilities
Investments-type insurance contracts (4)	$(117.8)	$—	$—	$(117.8)
Derivative liabilities (1)	(1,198.1)	—	(1,122.5)	(75.6)
Other liabilities (4)	(271.8)	—	(217.6)	(54.2)
Total liabilities	$(1,587.7)	$—	$(1,340.1)	$(247.6)

Net assets (liabilities)	$173,797.8	$58,606.1	$110,115.4	$5,076.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

	As of December 31, 2012
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

(2)         Primarily includes seed money investments, commercial mortgage loans of consolidated VIEs and an equity method investment reported at fair value.

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
March 31, 2013
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended March 31, 2013							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	December 31,	net income	comprehensive	settlements	into	out of	March 31,	positions still
	2012	(1)	income	(4)	Level 3	Level 3	2013	held (1)
				(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$44.3	$—	$0.3	$(4.2)	$—	$—	$40.4	$—
State and political subdivisions	1.9	—	—	—	—	—	1.9	—
Corporate	174.5	(3.1)	(10.1)	(17.6)	47.5	(23.6)	167.6	(3.1)
Collateralized debt obligations	77.6	2.1	7.1	(33.0)	21.4	—	75.2	—
Other debt obligations	14.7	—	1.7	(0.5)	—	—	15.9	—
Total fixed maturities, available-for-sale	313.0	(1.0)	(1.0)	(55.3)	68.9	(23.6)	301.0	(3.1)
Fixed maturities, trading	166.8	2.7	—	—	—	—	169.5	2.8
Equity securities, available-for-sale	15.3	—	0.8	—	—	—	16.1	—
Derivative assets	75.1	(11.5)	—	3.6	—	—	67.2	(11.0)
Other investments	113.9	(0.6)	—	(2.4)	—	—	110.9	(0.6)
Separate account assets (2)	4,616.0	119.0	(0.2)	(77.0)	1.4	—	4,659.2	117.2

Liabilities
Investments-type insurance contracts	(170.5)	51.7	—	1.0	—	—	(117.8)	50.9
Derivative liabilities	(102.6)	25.8	0.3	0.9	—	—	(75.6)	25.7
Other liabilities (3)	(39.6)	(14.6)	—	—	—	—	(54.2)	(14.6)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

	For the three months ended March 31, 2012							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in
	balance	Included in	Included in	issuances			balance	net income
	as of	net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	March 31,	positions still
	2011	(1)	income	(4)	Level 3	Level 3	2012	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$22.9	$—	$(0.3)	$(0.3)	$14.5	$—	$36.8	$—
Corporate	297.0	(2.6)	2.0	(16.6)	3.4	(80.5)	202.7	(2.7)
Collateralized debt obligations	102.5	(0.1)	3.1	0.5	—	(27.0)	79.0	(0.1)
Other debt obligations	27.3	(0.7)	(1.3)	(25.2)	6.0	—	6.1	—
Total fixed maturities, available-for-sale	449.7	(3.4)	3.5	(41.6)	23.9	(107.5)	324.6	(2.8)
Fixed maturities, trading	220.8	3.6	—	(18.2)	—	—	206.2	(2.4)
Equity securities, available-for-sale	18.0	—	(0.5)	—	—	—	17.5	—
Derivative assets	60.2	(14.6)	—	1.7	—	—	47.3	(13.6)
Other investments	97.5	(0.9)	—	(6.8)	—	—	89.8	(0.8)
Separate account assets (2)	4,198.2	86.1	0.1	(2.7)	0.3	(1.7)	4,280.3	76.9

Liabilities
Investment-type insurance contracts	(195.8)	68.8	—	(2.0)	—	—	(129.0)	68.1
Derivative liabilities	(177.1)	25.4	1.3	8.1	—	—	(142.3)	26.4
Other liabilities (3)	(24.2)	(16.5)	—	—	—	—	(40.7)	(16.5)

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

(4)         Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

	For the three months ended March 31, 2013
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$(3.9)	$—	$(0.3)	$(4.2)
Corporate	4.2	(9.4)	—	(12.4)	(17.6)
Collateralized debt obligations	—	(32.4)	—	(0.6)	(33.0)
Other debt obligations	—	—	—	(0.5)	(0.5)
Total fixed maturities, available-for-sale	4.2	(45.7)	—	(13.8)	(55.3)
Derivative assets	6.7	(3.1)	—	—	3.6
Other investments	0.2	—	—	(2.6)	(2.4)
Separate account assets (5)	66.5	(136.8)	(4.5)	(2.2)	(77.0)

Liabilities
Investment-type insurance contracts	—	—	(0.3)	1.3	1.0
Derivative liabilities	(1.6)	2.5	—	—	0.9

	For the three months ended March 31, 2012
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$3.9	$(3.9)	$—	$(0.3)	$(0.3)
Corporate	12.3	(26.6)	—	(2.3)	(16.6)
Collateralized debt obligations	—	—	—	0.5	0.5
Other debt obligations	—	—	—	(25.2)	(25.2)
Total fixed maturities, available-for-sale	16.2	(30.5)	—	(27.3)	(41.6)
Fixed maturities, trading	—	(0.9)	—	(17.3)	(18.2)
Derivative assets	2.5	(0.8)	—	—	1.7
Other investments	—	—	—	(6.8)	(6.8)
Separate account assets (5)	127.5	(90.3)	(134.9)	95.0	(2.7)

Liabilities
Investment-type insurance contracts	—	—	(3.3)	1.3	(2.0)
Derivative liabilities	(0.7)	8.8	—	—	8.1

(5)         Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels are summarized below.

	For the three months ended March 31, 2013
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$47.5	$—	$23.6
Collateralized debt obligations	—	—	—	21.4	—	—
Total fixed maturities, available-for-sale	—	—	—	68.9	—	23.6
Separate account assets	243.4	—	4.6	1.4	—	—

	For the three months ended March 31, 2012
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$14.5	$—	$—
Corporate	—	—	—	3.4	—	80.5
Collateralized debt obligations	—	—	—	—	—	27.0
Other debt obligations	—	—	—	6.0	—	—
Total fixed maturities, available-for-sale	—	—	—	23.9	—	107.5
Separate account assets	—	0.3	—	—	—	1.7

Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

Assets transferred into Level 3 during the three months ended March 31, 2013 and 2012, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations. The majority of assets transferred into level 3 have been priced based on a broker quote.

Assets transferred out of Level 3 during the three months  ended March 31, 2013 and 2012, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

	As of March 31, 2013
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$13.0	Discounted cash flow	Discount rate (1)	1.8%	1.8%
			Illiquidity premium	50 basis points (“bps”)	50bps
Corporate	31.4	Discounted cash flow	Discount rate (1)	1.7%-22.0%	11.4%
			Earnings before interest, taxes, depreciation and amortization multiple	0x-4.8x	3.1x
			Probability of default	0%-100%	65.1%
			Potential loss severity	0%-30%	14.4%
Collateralized debt obligations	35.6	Discounted cash flow	Discount rate (1)	1.2%-2.7%	2.1%
			Illiquidity premium	0bps-400bps	150bps
Other debt obligations	15.9	Discounted cash flow	Discount rate (1)	6.5%-15.0%	10.4%
			Illiquidity premium	0bps-50bps	27bps
Fixed maturities, trading	37.9	Discounted cash flow	Discount rate (1)	1.3%-62.1%	4.0%
			Illiquidity premium	0bps-1,400bps	390bps
	110.4	See note (2)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

	As of March 31, 2013
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Other investments	77.2	Discounted cash flow - commercial mortgage loans of consolidated VIEs	Discount rate (1)	3.7%	3.7%
			Illiquidity premium	272bps	272bps
	33.7	Discounted cash flow - equity method real estate investment	Discount rate (1)	9.0%	9.0%
			Terminal capitalization rate	5.5%	5.5%
			Average market rent growth rate	3.6%	3.6%
		Discounted cash flow - equity method real estate investment debt	Loan to value	48.4%	48.4%
			Credit spread rate	3.3%	3.3%
Separate account assets	4,510.9	Discounted cash flow - mortgage loans	Discount rate (1)	0.8%-9.4%	3.3%
			Illiquidity premium	0bps-50bps	20bps
			Credit spread rate	47bps-880bps	240bps
		Discounted cash flow - real estate	Discount rate (1)	6.5%-16.0%	7.9%
			Terminal capitalization rate	4.8%-9.0%	6.8%
			Average market rent growth rate	1.9%-5.6%	3.5%
		Discounted cash flow - real estate debt	Loan to value	16.1%-85.8%	54.2%
			Credit spread rate	1.4%-5.1%	3.3%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

As of March 31, 2013
Assets /
(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
(in millions)

Liabilities
Investment-type insurance contracts	(117.8)	Discounted cash flow	Long duration interest rate	2.8%-3.0% (3)
			Long-term equity market volatility	16.1%-37.8%
			Non-performance risk	0.2%-1.5%
			Utilization rate	See note (4)
			Lapse rate	0.5%-14.6%
			Mortality rate	See note (5)
Derivative liabilities	(46.2)	See note (2)
Other liabilities	(54.2)	See note (2)

	As of December 31, 2012
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$12.9	Discounted cash flow	Discount rate (1)	1.6%	1.6%
			Illiquidity premium	50 basis points (“bps”)	50bps
Corporate	66.6	Discounted cash flow	Discount rate (1)	1.7%-29.0%	8.4%
			Illiquidity premium	0bps-100bps	39bps
			Earnings before interest, taxes, depreciation and amortization multiple	0x-3.5x	0.2x
			Probability of default	0%-100%	6.4%
			Potential loss severity	0%-30%	1.9%
Collateralized debt obligations	38.2	Discounted cash flow	Discount rate (1)	1.0%-19.8%	13.3%
			Illiquidity premium	400bps-1,000bps	791bps

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

	As of December 31, 2012
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)

Other debt obligations	14.7	Discounted cash flow	Discount rate (1)	6.5%-20.0%	11.8%
			Illiquidity premium	0bps-50bps	30bps
Fixed maturities, trading	35.9	Discounted cash flow	Discount rate (1)	1.2%-60.5%	4.1%
			Illiquidity premium	0bps-1,400bps	390bps
	110.4	See note (2)
Other investments	80.3	Discounted cash flow - commercial mortgage loans of consolidated VIEs	Discount rate (1)	3.5%	3.5%
			Illiquidity premium	287bps	287bps
	33.6	Discounted cash flow - equity method real estate investment	Discount rate (1)	9.3%	9.3%
			Terminal capitalization rate	5.5%	5.5%
			Average market rent growth rate	3.6%	3.6%
		Discounted cash flow - equity method real estate investment debt	Loan to value	49.4%	49.4%
			Credit spread rate	3.3%	3.3%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

	As of December 31, 2012
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Separate account assets	4,449.0	Discounted cash flow - mortgage loans	Discount rate (1)	0.8%-10.4%	3.3%
			Illiquidity premium	0bps-50bps	20bps
			Credit spread rate	44bps-975bps	286bps
		Discounted cash flow - real estate	Discount rate (1)	6.5%-16.0%	8.3%
			Terminal capitalization rate	4.8%-9.0%	7.2%
			Average market rent growth rate	2.3%-5.5%	3.3%
		Discounted cash flow - real estate debt	Loan to value	17.0%-86.0%	54.8%
			Credit spread rate	1.6%-5.3%	3.5%

Liabilities
Investment-type insurance contracts	(170.5)	Discounted cash flow	Long duration interest rate	2.6%-2.8% (3)
			Long-term equity market volatility	16.1%-38.3%
			Non-performance risk	0.3%-1.6%
			Utilization rate	See note (4)
			Lapse rate	0.5%-14.6%
			Mortality rate	See note (5)
Derivative liabilities	(65.1)	See note (2)
Other liabilities	(39.6)	See note (2)

(1)         Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any credit spread, illiquidity or other adjustments, where applicable.

(2)         Relates to a consolidated collateralized private investment vehicle that is a VIE. Fixed maturities, trading represents the underlying collateral of the investment structure and consists of high-grade fixed maturity investments, which are over-collateralized based on outstanding notes priced at par. The derivative liability represents credit default swaps that are valued using a correlation model to the credit default swap (“CDS”) Index (“CDX”) and inputs to the valuation are based on observable market data such as the end of period swap curve, CDS constituents of the index and spread levels of the index, as well as CDX tranche spreads. The other liabilities represent obligations to third party note holders due at maturity or termination of the trust. The value of the obligations reflect the third parties’ interest in the investment structure.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2013, certain mortgage loans had been marked to fair value of $64.2 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $3.6 million for the three months ended March 31, 2013, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs. The fair value of the underlying collateral is determined based on a discounted cash flow valuation either from an external broker opinion of value or an internal model. Significant inputs used in the discounted cash flow calculation include: a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the mortgage loans marked to fair value during the three months ended March 31, 2013, were:

Discount rate = 10.3% - 20.0%

Terminal capitalization rate = 8.0% - 10.5%

Average market rent growth = 1.0% - 5.0%

During the three months ended March 31, 2013, certain mortgage servicing rights had been marked to fair value of $6.9 million. The net impact of impairments and subsequent improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net gain of $0.2 million for the three months ended March 31, 2013, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans. The discount rate used in calculating the present value of the future servicing cash flows was 3.2% for the three months ended March 31, 2013.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

Discount rate = 8.0% - 13.0%

Terminal capitalization rate = 6.3% - 10.3%

Average market rent growth = 8.0% - 13.0%

During the three months ended March 31, 2012, certain mortgage servicing rights had been written down to fair value of $4.4 million. The net impact of impairments and improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net gain of $0.1 million for the three months ended March 31, 2012, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans. The discount rate used in calculating the present value of the future servicing cash flows was 3.3% for the three months ended March 31, 2012.

Fair Value Option

We elected fair value accounting for certain assets and liabilities of consolidated VIEs for which it was not practicable for us to determine the carrying value. The fair value option was elected for commercial mortgage loans reported with other investments and obligations reported with other liabilities in the consolidated statements of financial position. The changes in fair value of these items are reported in net realized capital gains (losses) on the consolidated statements of operations.

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $77.2 million and $73.8 million as of March 31, 2013, and $80.3 million and $76.4 million as of December 31, 2012, respectively. The change in fair value of the loans resulted in a $0.5 million and $0.8 million pre-tax loss for the three months ended March 31, 2013 and 2012, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $1.5 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $96.5 million and $184.2 million as of March 31, 2013, and $85.0 million and $186.8 million as of December 31, 2012, respectively. For the three months ended March 31, 2013 and 2012, the change in fair value of the obligations resulted in a pre-tax loss of $14.2 million and $16.0 million, which includes a pre-tax loss of $14.6 million and $16.5 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $1.0 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.

We invest in real estate ventures for the purpose of earning investment returns and for capital appreciation. We elected the fair value option for a venture entered into during the third quarter of 2012 that is subject to the equity method of accounting because the nature of the investment is to add value to the property and generate income from the operations of the property. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties. This investment is reported with other investments in the consolidated statements of financial position. The change in fair value is reported in net investment income on the consolidated statements of operations. The fair value of the equity method investment for which the fair value option has been elected was $33.7 million and $33.6 million as of March 31, 2013 and December 31, 2012, respectively. The change in fair value of the investment resulted in a $0.1 million pre-tax loss for the three months ended March 31, 2013.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	March 31, 2013
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,577.9	$12,350.1	$—	$—	$12,350.1
Policy loans	866.5	1,051.9	—	—	1,051.9
Other investments	231.7	233.2	—	146.0	87.2
Cash and cash equivalents	903.8	903.8	903.8	—	—
Investments-type insurance contracts	(30,791.6)	(31,405.9)	—	(6,822.7)	(24,583.2)
Short-term debt	(46.5)	(46.5)	—	(46.5)	—
Long-term debt	(2,790.5)	(3,090.4)	—	(3,057.3)	(33.1)
Separate account liabilities	(111,716.3)	(110,268.8)	—	—	(110,268.8)
Bank deposits	(2,181.6)	(2,225.5)	(1,433.4)	(792.1)	—
Cash collateral payable	(75.0)	(75.0)	(75.0)	—	—

	December 31, 2012
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,519.7	$12,163.7	$—	$—	$12,163.7
Policy loans	864.9	1,056.8	—	—	1,056.8
Other investments	280.1	280.5	—	195.3	85.2
Cash and cash equivalents	2,404.6	2,404.6	2,364.6	40.0	—
Investments-type insurance contracts	(31,953.1)	(32,531.6)	—	(7,367.4)	(25,164.2)
Short-term debt	(40.8)	(40.8)	—	(40.8)	—
Long-term debt	(2,671.3)	(2,951.4)	—	(2,921.7)	(29.7)
Separate account liabilities	(73,096.0)	(72,173.8)	—	—	(72,173.8)
Bank deposits	(2,174.7)	(2,177.7)	(1,404.4)	(773.3)	—
Cash collateral payable	(205.6)	(205.6)	(205.6)	—	—

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

Policy Loans

Fair values of policy loans are estimated by discounting expected cash flows using a risk-free rate based on the Treasury curve. The expected cash flows reflect an estimate of timing of the repayment of the loans. These are reflected in Level 3.

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
March 31, 2013
(Unaudited)

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

Separate Account Liabilities

Fair values of separate account liabilities, excluding insurance-related elements, are estimated based on market assumptions around what a potential acquirer would pay for the associated block of business, including both the separate account assets and liabilities. As the applicable separate account assets are already reflected at fair value, any adjustment to the fair value of the block is an assumed adjustment to the separate account liabilities. To compute fair value, the separate account liabilities are originally set to equal separate account assets because these are pass-through contracts. The separate account liabilities are reduced by the amount of future fees expected to be collected that are intended to offset upfront acquisition costs already incurred that a potential acquirer would not have to pay. The estimated future fees are adjusted by an adverse deviation discount and the amount is then discounted at a risk-free rate as measured by the yield on Treasury securities at maturities aligned with the estimated timing of fee collection. These are reflected in Level 3.

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
March 31, 2013
(Unaudited)

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

The Corporate segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including interest expense and preferred stock dividends), income on capital not allocated to other segments, inter-segment eliminations, U.S. income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items. Results of our exited group medical insurance business are reported in this segment.

Management uses segment operating earnings in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized capital gains (losses), as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized capital gains (losses), as adjusted, are net of income taxes, related changes in the amortization pattern of DAC and other actuarial balances, recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and services, amortization of hedge accounting book value adjustments for certain discontinued hedges, net realized capital gains and losses distributed, noncontrolling interest capital gains and losses and certain market value adjustments to fee revenues. Net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on derivative instruments not designated as hedging instruments and exclude certain market value adjustments of embedded derivatives and realized capital gains (losses) associated with our exited group medical insurance business. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on derivatives not designated as hedging instruments), including their impact on recognition of front-end fee revenues, certain market value adjustments to fee revenues and amortization of hedge accounting book value adjustments for certain discontinued hedges, and revenue from our exited group medical insurance business. Segment operating revenues include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

The accounting policies of the segments are consistent with the accounting policies for the consolidated financial statements, with the exception of income tax allocation. The Corporate segment functions to absorb the risk inherent in interpreting and applying tax law. The segments are allocated tax adjustments consistent with the positions we took on tax returns. The Corporate segment results reflect any differences between the U.S. tax returns and the estimated resolution of any disputes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2013	December 31, 2012
	(in millions)

Assets:
Retirement and Investor Services	$120,416.2	$117,399.5
Principal Global Investors	1,207.2	1,282.2
Principal International	56,122.5	19,170.9
U.S. Insurance Solutions	19,518.6	19,017.2
Corporate	3,498.4	4,960.4
Total consolidated assets	$200,762.9	$161,830.2

	For the three months ended March 31,
	2013	2012
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$1,102.3	$1,055.1
Principal Global Investors	153.7	138.1
Principal International	247.5	262.5
U.S. Insurance Solutions	778.0	697.0
Corporate	(43.2)	(45.3)
Total segment operating revenues	2,238.3	2,107.4
Net realized capital losses, net of related revenue adjustments	(75.2)	(30.4)
Exited group medical insurance business	3.6	18.9
Total revenues per consolidated statements of operations	$2,166.7	$2,095.9
Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$170.0	$143.6
Principal Global Investors	20.3	16.2
Principal International	44.6	44.1
U.S. Insurance Solutions	35.7	50.2
Corporate	(37.3)	(38.8)
Total segment operating earnings, net of related income taxes	233.3	215.3
Net realized capital losses, as adjusted (1)	(56.4)	(9.9)
Other after-tax adjustments (2)	1.4	(1.5)
Net income available to common stockholders per consolidated statements of operations	$178.3	$203.9

(1)   Net realized capital gains (losses), as adjusted, is derived as follows:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

	For the three months ended March 31,
	2013	2012
	(in millions)
Net realized capital losses:
Net realized capital losses	$(50.9)	$(6.7)
Certain derivative and hedging-related adjustments	(24.1)	(23.3)
Recognition of front-end fee revenue	(0.2)	(0.4)
Net realized capital losses, net of related revenue adjustments	(75.2)	(30.4)
Amortization of deferred acquisition costs and other actuarial balances	3.1	32.8
Capital gains distributed	(6.1)	(7.5)
Certain market value adjustments of embedded derivatives	0.1	(1.9)
Net realized capital losses associated with exited group medical insurance business	—	0.1
Noncontrolling interest capital gains	—	(8.1)
Income tax effect	21.7	5.1
Net realized capital losses, as adjusted	$(56.4)	$(9.9)

(2)         For the three months ended March 31, 2013, other after-tax adjustments included the positive effect of gains associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP.

For the three months ended March 31, 2012, other after-tax adjustments included the negative effect of losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

The following table summarizes operating revenues for our products and services:

	For the three months ended March 31,
	2013	2012
	(in millions)
Retirement and Investor Services:
Full service accumulation	$351.7	$332.7
Principal Funds	180.6	147.1
Individual annuities	268.2	272.3
Bank and trust services	24.9	24.5
Eliminations	(34.4)	(29.2)
Total Accumulation	791.0	747.4
Investment only	92.4	115.3
Full service payout	218.9	192.4
Total Guaranteed	311.3	307.7
Total Retirement and Investor Services	1,102.3	1,055.1
Principal Global Investors (1)	153.7	138.1
Principal International	247.5	262.5
U.S. Insurance Solutions:
Individual life insurance	379.5	313.5
Specialty benefits insurance	398.5	383.5
Total U.S. Insurance Solutions	778.0	697.0
Corporate	(43.2)	(45.3)
Total operating revenues	$2,238.3	$2,107.4
Total operating revenues	$2,238.3	$2,107.4
Net realized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(75.2)	(30.4)
Exited group medical insurance business	3.6	18.9
Total revenues per consolidated statements of operations	$2,166.7	$2,095.9

(1)         Reflects inter-segment revenues of $58.6 million and $52.6 million for the three months ended March 31, 2013 and 2012, respectively. These revenues are eliminated within the Corporate segment.

12.  Stock-Based Compensation Plans

As of March 31, 2013, we have the Amended and Restated 2010 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the Amended and Restated 2010 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

As of March 31, 2013, the maximum number of new shares of common stock that were available for grant under the Amended and Restated 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 6.4 million.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the three months ended March 31,
	2013	2012
	(in millions)
Compensation cost	$15.6	$15.2
Related income tax benefit	4.7	4.6
Capitalized as part of an asset	0.6	0.7

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the Amended and Restated 2010 Stock Incentive Plan. Total options granted were 0.8 million for the three months ended March 31, 2013. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 3.0 percent, a weighted-average expected volatility of 53.3 percent, a weighted-average risk-free interest rate of 1.1 percent and a weighted-average expected term of 6.5 years. The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2013, was $11.95 per share.

We previously determined expected volatility based on, among other factors, historical volatility using daily price observations. Beginning with nonqualified stock options granted in 2013, we determine expected volatility based on a combination of historical volatility using daily price observations and implied volatility from traded options on our common stock. We believe that incorporating both historical and implied volatility into our expected volatility assumption calculation better reflects market expectations.

As of March 31, 2013, there was $10.6 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.6 years.

Performance Share Awards

Performance share awards were granted to certain employees under the Amended and Restated 2010 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the three months ended March 31, 2013. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $30.70 per common share.

As of March 31, 2013, there was $13.2 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.6 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the Amended and Restated 2010 Stock Incentive Plan. Total restricted stock units granted were 1.2 million for the three months ended March 31, 2013. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $30.70 per common share.

As of March 31, 2013, there was $60.3 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

13. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended March 31,
	2013	2012
	(in millions, except per share data)
Net income	$190.0	$221.3
Subtract:
Net income attributable to noncontrolling interest	3.5	9.2
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$178.3	$203.9
Weighted-average shares outstanding:
Basic	294.1	301.8
Dilutive effects:
Stock options	1.1	1.0
Restricted stock units	1.7	1.6
Performance share awards	0.2	0.3
Diluted	297.1	304.7
Net income per common share:
Basic	$0.61	$0.68
Diluted	$0.61	$0.68

The calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2013

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$44,789.5	$6,661.0	$(366.4)	$51,084.1
Fixed maturities, trading	—	279.2	349.7	—	628.9
Equity securities, available-for-sale	—	130.0	17.0	—	147.0
Equity securities, trading	—	0.3	731.9	—	732.2
Mortgage loans	—	10,107.7	1,801.3	(331.1)	11,577.9
Real estate	—	8.3	1,193.7	—	1,202.0
Policy loans	—	833.5	33.0	—	866.5
Investment in unconsolidated entities	12,036.1	3,321.2	4,666.1	(19,142.0)	881.4
Other investments	9.0	2,504.8	1,358.1	(1,566.1)	2,305.8
Cash and cash equivalents	112.7	711.1	751.9	85.5	1,661.2
Accrued investment income	—	518.2	68.0	(1.7)	584.5
Premiums due and other receivables	—	1,020.6	1,460.9	(1,306.3)	1,175.2
Deferred acquisition costs	—	2,504.7	210.8	—	2,715.5
Property and equipment	—	395.2	77.4	—	472.6
Goodwill	—	54.3	1,143.1	—	1,197.4
Other intangibles	—	27.6	1,562.7	—	1,590.3
Separate account assets	—	73,423.6	47,482.5	—	120,906.1
Other assets	66.2	983.3	1,660.8	(1,676.0)	1,034.3
Total assets	$12,224.0	$141,613.1	$71,229.9	$(24,304.1)	$200,762.9
Liabilities
Contractholder funds	$—	$35,868.5	$1,113.9	$(280.8)	$36,701.6
Future policy benefits and claims	—	18,048.2	4,854.2	(212.9)	22,689.5
Other policyholder funds	—	767.4	44.1	(0.3)	811.2
Short-term debt	—	—	46.5	—	46.5
Long-term debt	2,448.6	99.4	573.6	(331.1)	2,790.5
Income taxes currently payable	—	—	82.2	(72.4)	9.8
Deferred income taxes	—	230.6	686.8	(126.0)	791.4
Separate account liabilities	—	73,423.6	47,482.5	—	120,906.1
Other liabilities	51.8	5,531.5	4,143.6	(3,596.1)	6,130.8
Total liabilities	2,500.4	133,969.2	59,027.4	(4,619.6)	190,877.4

Redeemable noncontrolling interest	—	—	58.9	—	58.9

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	2.5	—	(2.5)	4.6
Additional paid-in capital	9,771.5	5,745.0	9,394.8	(15,139.8)	9,771.5
Retained earnings	4,971.7	1,318.0	1,986.1	(3,304.1)	4,971.7
Accumulated other comprehensive income	621.0	578.4	655.2	(1,233.6)	621.0
Treasury stock, at cost	(5,645.3)	—	—	—	(5,645.3)
Total stockholders’ equity attributable to PFG	9,723.6	7,643.9	12,036.1	(19,680.0)	9,723.6
Noncontrolling interest	—	—	107.5	(4.5)	103.0
Total stockholders’ equity	9,723.6	7,643.9	12,143.6	(19,684.5)	9,826.6
Total liabilities and stockholders’ equity	$12,224.0	$141,613.1	$71,229.9	$(24,304.1)	$200,762.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2012

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)

Assets
Fixed maturities, available-for-sale	$—	$44,614.6	$6,681.7	$(357.0)	$50,939.3
Fixed maturities, trading	10.5	284.4	331.8	—	626.7
Equity securities, available-for-sale	—	131.3	5.2	—	136.5
Equity securities, trading	—	0.3	252.5	—	252.8
Mortgage loans	—	10,054.2	1,775.5	(310.0)	11,519.7
Real estate	—	8.4	1,171.9	—	1,180.3
Policy loans	—	834.0	30.9	—	864.9
Investment in unconsolidated entities	11,853.3	3,309.2	4,808.3	(19,101.8)	869.0
Other investments	11.1	2,834.0	1,208.4	(1,631.4)	2,422.1
Cash and cash equivalents	207.1	1,698.4	2,286.9	(15.2)	4,177.2
Accrued investment income	—	521.6	64.5	(1.7)	584.4
Premiums due and other receivables	0.1	916.7	1,327.1	(1,159.5)	1,084.4
Deferred acquisition costs	—	2,394.8	195.2	—	2,590.0
Property and equipment	—	402.2	62.0	—	464.2
Goodwill	—	54.3	489.1	—	543.4
Other intangibles	—	27.9	886.8	—	914.7
Separate account assets	—	69,217.8	12,436.0	—	81,653.8
Other assets	78.0	947.8	1,567.7	(1,586.7)	1,006.8
Total assets	$12,160.1	$138,251.9	$35,581.5	$(24,163.3)	$161,830.2
Liabilities
Contractholder funds	$—	$37,053.3	$1,011.9	$(278.7)	$37,786.5
Future policy benefits and claims	—	17,944.9	4,679.6	(188.3)	22,436.2
Other policyholder funds	—	676.5	40.3	(0.4)	716.4
Short-term debt	—	—	40.8	—	40.8
Long-term debt	2,448.6	99.4	433.3	(310.0)	2,671.3
Income taxes currently payable	—	—	84.7	(69.4)	15.3
Deferred income taxes	—	324.5	378.4	(102.9)	600.0
Separate account liabilities	—	69,217.8	12,436.0	—	81,653.8
Other liabilities	28.1	5,375.1	4,538.4	(3,795.5)	6,146.1
Total liabilities	2,476.7	130,691.5	23,643.4	(4,745.2)	152,066.4

Redeemable noncontrolling interest	—	—	60.4	—	60.4

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,730.9	5,747.6	9,393.8	(15,141.4)	9,730.9
Retained earnings	4,862.0	1,167.7	1,783.4	(2,951.1)	4,862.0
Accumulated other comprehensive income	640.3	642.6	676.1	(1,318.7)	640.3
Treasury stock, at cost	(5,554.4)	—	—	—	(5,554.4)
Total stockholders’ equity attributable to PFG	9,683.4	7,560.4	11,853.3	(19,413.7)	9,683.4
Noncontrolling interest	—	—	24.4	(4.4)	20.0
Total stockholders’ equity	9,683.4	7,560.4	11,877.7	(19,418.1)	9,703.4
Total liabilities and stockholders’ equity	$12,160.1	$138,251.9	$35,581.5	$(24,163.3)	$161,830.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months March 31, 2013

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$605.1	$89.6	$—	$694.7
Fees and other revenues	—	413.2	404.3	(83.9)	733.6
Net investment income	—	602.0	179.9	7.4	789.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	6.3	(304.9)	272.1	0.1	(26.4)
Total other-than-temporary impairment losses on available-for-sale securities	—	(44.2)	(0.5)	—	(44.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	20.1	0.1	—	20.2
Net impairment losses on available-for-sale securities	—	(24.1)	(0.4)	—	(24.5)
Net realized capital gains (losses)	6.3	(329.0)	271.7	0.1	(50.9)
Total revenues	6.3	1,291.3	945.5	(76.4)	2,166.7
Expenses
Benefits, claims and settlement expenses	—	950.3	147.3	(3.1)	1,094.5
Dividends to policyholders	—	48.3	—	—	48.3
Operating expenses	35.0	470.7	362.5	(72.5)	795.7
Total expenses	35.0	1,469.3	509.8	(75.6)	1,938.5

Income (loss) before income taxes	(28.7)	(178.0)	435.7	(0.8)	228.2
Income taxes (benefits)	(11.5)	(88.4)	138.2	(0.1)	38.2
Equity in the net income (loss) of subsidiaries	203.7	240.6	(90.3)	(354.0)	—
Net income	186.5	151.0	207.2	(354.7)	190.0
Net income attributable to noncontrolling interest	—	—	3.5	—	3.5
Net income attributable to PFG	186.5	151.0	203.7	(354.7)	186.5
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$178.3	$151.0	$203.7	$(354.7)	$178.3

Net income	$186.5	$151.0	$207.2	$(354.7)	$190.0
Other comprehensive income (loss)	(81.3)	(65.9)	59.7	67.1	(20.4)
Comprehensive income	$105.2	$85.1	$266.9	$(287.6)	$169.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months March 31, 2012

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$583.4	$96.4	$—	$679.8
Fees and other revenues	0.1	343.8	329.7	(75.6)	598.0
Net investment income	1.0	626.8	195.4	1.6	824.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(350.5)	389.3	(16.7)	22.1
Total other-than-temporary impairment losses on available-for-sale securities	—	(33.0)	(0.7)	—	(33.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	4.5	0.4	—	4.9
Net impairment losses on available-for-sale securities	—	(28.5)	(0.3)	—	(28.8)
Net realized capital gains (losses)	—	(379.0)	389.0	(16.7)	(6.7)
Total revenues	1.1	1,175.0	1,010.5	(90.7)	2,095.9
Expenses
Benefits, claims and settlement expenses	—	1,034.5	181.2	(3.2)	1,212.5
Dividends to policyholders	—	50.3	—	—	50.3
Operating expenses	29.9	282.0	309.1	(65.9)	555.1
Total expenses	29.9	1,366.8	490.3	(69.1)	1,817.9

Income (loss) before income taxes	(28.8)	(191.8)	520.2	(21.6)	278.0
Income taxes (benefits)	(11.3)	(84.9)	153.1	(0.2)	56.7
Equity in the net income (loss) of subsidiaries	229.6	275.1	(128.3)	(376.4)	—
Net income	212.1	168.2	238.8	(397.8)	221.3
Net income attributable to noncontrolling interest	—	—	9.2	—	9.2
Net income attributable to PFG	212.1	168.2	229.6	(397.8)	212.1
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$203.9	$168.2	$229.6	$(397.8)	$203.9

Net income	$212.1	$168.2	$238.8	$(397.8)	$221.3
Other comprehensive income	180.6	141.5	91.2	(188.1)	225.2
Comprehensive income	$392.7	$309.7	$330.0	$(585.9)	$446.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months March 31, 2013

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$28.0	$812.7	$(385.0)	$140.2	$595.9
Investing activities
Available-for-sale securities:
Purchases	—	(2,242.7)	(206.4)	2.0	(2,447.1)
Sales	—	392.7	128.7	(18.3)	503.1
Maturities	—	1,596.0	194.9	—	1,790.9
Mortgage loans acquired or originated	—	(573.2)	(59.8)	22.1	(610.9)
Mortgage loans sold or repaid	—	519.3	79.2	(42.7)	555.8
Real estate acquired	—	0.1	(23.5)	—	(23.4)
Net (purchases) sales of property and equipment	—	(2.0)	8.7	—	6.7
Purchases of interests in subsidiaries, net of cash acquired	—	—	(1,268.3)	—	(1,268.3)
Dividends and returns of capital received from (contributions to) unconsolidated entities	18.8	25.4	15.8	(60.0)	—
Net change in other investments	(3.0)	56.3	(104.0)	18.5	(32.2)
Net cash provided by (used in) investing activities	15.8	(228.1)	(1,234.7)	(78.4)	(1,525.4)
Financing activities
Issuance of common stock	20.3	—	—	—	20.3
Acquisition of treasury stock	(90.9)	—	—	—	(90.9)
Proceeds from financing element derivatives	—	14.3	—	—	14.3
Payments for financing element derivatives	—	(12.7)	—	—	(12.7)
Excess tax benefits from share-based payment arrangements	—	1.3	2.5	—	3.8
Purchase of subsidiary shares from noncontrolling interest	—	—	(30.6)	—	(30.6)
Dividends to common stockholders	(67.6)	—	—	—	(67.6)
Issuance of long-term debt	—	—	3.5	—	3.5
Principal repayments of long-term debt	—	—	20.7	(21.1)	(0.4)
Capital received from (dividends and capital paid to) parent	—	(15.8)	(44.2)	60.0	—
Investment contract deposits	—	1,292.1	127.6	—	1,419.7
Investment contract withdrawals	—	(2,850.3)	(1.7)	—	(2,852.0)
Net increase in banking operation deposits	—	—	6.9	—	6.9
Other	—	(0.8)	—	—	(0.8)
Net cash provided by (used in) financing activities	(138.2)	(1,571.9)	84.7	38.9	(1,586.5)
Net decrease in cash and cash equivalents	(94.4)	(987.3)	(1,535.0)	100.7	(2,516.0)
Cash and cash equivalents at beginning of period	207.1	1,698.4	2,286.9	(15.2)	4,177.2
Cash and cash equivalents at end of period	$112.7	$711.1	$751.9	$85.5	$1,661.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months March 31, 2012

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
March 31, 2013
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2013

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$51,084.1	$—	$51,084.1
Fixed maturities, trading	—	—	628.9	—	628.9
Equity securities, available-for-sale	—	—	147.0	—	147.0
Equity securities, trading	—	—	732.2	—	732.2
Mortgage loans	—	—	11,577.9	—	11,577.9
Real estate	—	—	1,202.0	—	1,202.0
Policy loans	—	—	866.5	—	866.5
Investment in unconsolidated entities	12,036.1	10,819.4	872.7	(22,846.8)	881.4
Other investments	9.0	52.1	2,244.7	—	2,305.8
Cash and cash equivalents	112.7	584.8	1,755.9	(792.2)	1,661.2
Accrued investment income	—	—	584.5	—	584.5
Premiums due and other receivables	—	990.8	2,176.4	(1,992.0)	1,175.2
Deferred acquisition costs	—	—	2,715.5	—	2,715.5
Property and equipment	—	—	472.6	—	472.6
Goodwill	—	—	1,197.4	—	1,197.4
Other intangibles	—	—	1,590.3	—	1,590.3
Separate account assets	—	—	120,906.1	—	120,906.1
Other assets	66.2	82.8	1,071.0	(185.7)	1,034.3
Total assets	$12,224.0	$12,529.9	$201,825.7	$(25,816.7)	$200,762.9
Liabilities
Contractholder funds	$—	$—	$36,701.6	$—	$36,701.6
Future policy benefits and claims	—	—	22,689.5	—	22,689.5
Other policyholder funds	—	—	811.2	—	811.2
Short-term debt	—	—	2,353.4	(2,306.9)	46.5
Long-term debt	2,448.6	—	341.9	—	2,790.5
Income taxes currently payable	—	18.3	49.1	(57.6)	9.8
Deferred income taxes	—	—	899.8	(108.4)	791.4
Separate account liabilities	—	—	120,906.1	—	120,906.1
Other liabilities	51.8	475.5	6,091.8	(488.3)	6,130.8
Total liabilities	2,500.4	493.8	190,844.4	(2,961.2)	190,877.4

Redeemable noncontrolling interest	—	—	58.9	—	58.9

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	—	17.8	(17.8)	4.6
Additional paid-in capital	9,771.5	9,394.8	8,306.5	(17,701.3)	9,771.5
Retained earnings	4,971.7	1,986.1	1,854.8	(3,840.9)	4,971.7
Accumulated other comprehensive income	621.0	655.2	642.3	(1,297.5)	621.0
Treasury stock, at cost	(5,645.3)	—	(2.0)	2.0	(5,645.3)
Total stockholders’ equity attributable to PFG	9,723.6	12,036.1	10,819.4	(22,855.5)	9,723.6
Noncontrolling interest	—	—	103.0	—	103.0
Total stockholders’ equity	9,723.6	12,036.1	10,922.4	(22,855.5)	9,826.6
Total liabilities and stockholders’ equity	$12,224.0	$12,529.9	$201,825.7	$(25,816.7)	$200,762.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2012

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$50,939.3	$—	$50,939.3
Fixed maturities, trading	10.5	—	616.2	—	626.7
Equity securities, available-for-sale	—	—	136.5	—	136.5
Equity securities, trading	—	—	252.8	—	252.8
Mortgage loans	—	—	11,519.7	—	11,519.7
Real estate	—	—	1,180.3	—	1,180.3
Policy loans	—	—	864.9	—	864.9
Investment in unconsolidated entities	11,853.3	10,632.1	860.2	(22,476.6)	869.0
Other investments	11.1	39.6	2,371.4	—	2,422.1
Cash and cash equivalents	207.1	612.5	4,241.3	(883.7)	4,177.2
Accrued investment income	—	—	584.4	—	584.4
Premiums due and other receivables	0.1	1,122.1	2,206.7	(2,244.5)	1,084.4
Deferred acquisition costs	—	—	2,590.0	—	2,590.0
Property and equipment	—	—	464.2	—	464.2
Goodwill	—	—	543.4	—	543.4
Other intangibles	—	—	914.7	—	914.7
Separate account assets	—	—	81,653.8	—	81,653.8
Other assets	78.0	51.0	1,003.5	(125.7)	1,006.8
Total assets	$12,160.1	$12,457.3	$162,943.3	$(25,730.5)	$161,830.2
Liabilities
Contractholder funds	$—	$—	$37,786.5	$—	$37,786.5
Future policy benefits and claims	—	—	22,436.2	—	22,436.2
Other policyholder funds	—	—	716.4	—	716.4
Short-term debt	—	—	2,564.1	(2,523.3)	40.8
Long-term debt	2,448.6	—	222.7	—	2,671.3
Income taxes currently payable	—	0.1	47.2	(32.0)	15.3
Deferred income taxes	—	—	686.1	(86.1)	600.0
Separate account liabilities	—	—	81,653.8	—	81,653.8
Other liabilities	28.1	603.9	6,117.8	(603.7)	6,146.1
Total liabilities	2,476.7	604.0	152,230.8	(3,245.1)	152,066.4

Redeemable noncontrolling interest	—	—	60.4	—	60.4

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,730.9	9,393.8	8,287.7	(17,681.5)	9,730.9
Retained earnings	4,862.0	1,783.4	1,666.7	(3,450.1)	4,862.0
Accumulated other comprehensive income	640.3	676.1	661.9	(1,338.0)	640.3
Treasury stock, at cost	(5,554.4)	—	(2.0)	2.0	(5,554.4)
Total stockholders’ equity attributable to PFG	9,683.4	11,853.3	10,632.1	(22,485.4)	9,683.4
Noncontrolling interest	—	—	20.0	—	20.0
Total stockholders’ equity	9,683.4	11,853.3	10,652.1	(22,485.4)	9,703.4
Total liabilities and stockholders’ equity	$12,160.1	$12,457.3	$162,943.3	$(25,730.5)	$161,830.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months March 31, 2013

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$694.7	$—	$694.7
Fees and other revenues	—	—	733.7	(0.1)	733.6
Net investment income	—	0.7	788.5	0.1	789.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	6.3	2.1	(34.8)	—	(26.4)
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(44.7)	—	(44.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	20.2	—	20.2
Net impairment losses on available-for-sale securities	—	—	(24.5)	—	(24.5)
Net realized capital gains (losses)	6.3	2.1	(59.3)	—	(50.9)
Total revenues	6.3	2.8	2,157.6	—	2,166.7
Expenses
Benefits, claims and settlement expenses	—	—	1,094.5	—	1,094.5
Dividends to policyholders	—	—	48.3	—	48.3
Operating expenses	35.0	8.2	752.5	—	795.7
Total expenses	35.0	8.2	1,895.3	—	1,938.5

Income (loss) before income taxes	(28.7)	(5.4)	262.3	—	228.2
Income taxes (benefits)	(11.5)	(1.0)	50.7	—	38.2
Equity in the net income of subsidiaries	203.7	208.1	—	(411.8)	—
Net income	186.5	203.7	211.6	(411.8)	190.0
Net income attributable to noncontrolling interest	—	—	3.5	—	3.5
Net income attributable to PFG	186.5	203.7	208.1	(411.8)	186.5
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$178.3	$203.7	$208.1	$(411.8)	$178.3

Net income	$186.5	$203.7	$211.6	$(411.8)	$190.0
Other comprehensive loss	(81.3)	(21.9)	(21.0)	103.8	(20.4)
Comprehensive income	$105.2	$181.8	$190.6	$(308.0)	$169.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months March 31, 2012

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$679.8	$—	$679.8
Fees and other revenues	0.1	—	598.2	(0.3)	598.0
Net investment income	1.0	—	823.5	0.3	824.8
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	—	22.1	—	22.1
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(33.7)	—	(33.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	4.9	—	4.9
Net impairment losses on available-for-sale securities	—	—	(28.8)	—	(28.8)
Net realized capital losses	—	—	(6.7)	—	(6.7)
Total revenues	1.1	—	2,094.8	—	2,095.9
Expenses
Benefits, claims and settlement expenses	—	—	1,212.5	—	1,212.5
Dividends to policyholders	—	—	50.3	—	50.3
Operating expenses	29.9	0.4	524.8	—	555.1
Total expenses	29.9	0.4	1,787.6	—	1,817.9

Income (loss) before income taxes	(28.8)	(0.4)	307.2	—	278.0
Income taxes (benefits)	(11.3)	(1.7)	69.7	—	56.7
Equity in the net income of subsidiaries	229.6	228.3	—	(457.9)	—
Net income	212.1	229.6	237.5	(457.9)	221.3
Net income attributable to noncontrolling interest	—	—	9.2	—	9.2
Net income attributable to PFG	212.1	229.6	228.3	(457.9)	212.1
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$203.9	$229.6	$228.3	$(457.9)	$203.9

Net income	$212.1	$229.6	$237.5	$(457.9)	$221.3
Other comprehensive income	180.6	224.3	224.9	(404.6)	225.2
Comprehensive income	$392.7	$453.9	$462.4	$(862.5)	$446.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months March 31, 2013

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$28.0	$(19.8)	$712.4	$(124.7)	$595.9
Investing activities
Available-for-sale securities:
Purchases	—	—	(2,447.1)	—	(2,447.1)
Sales	—	—	503.1	—	503.1
Maturities	—	—	1,790.9	—	1,790.9
Mortgage loans acquired or originated	—	—	(610.9)	—	(610.9)
Mortgage loans sold or repaid	—	—	555.8	—	555.8
Real estate acquired	—	—	(23.4)	—	(23.4)
Net sales of property and equipment	—	—	6.7	—	6.7
Purchases of interests in subsidiaries, net of cash acquired	—	—	(1,268.3)	—	(1,268.3)
Dividends and returns of capital received from (contributions to) unconsolidated entities	18.8	21.4	—	(40.2)	—
Net change in other investments	(3.0)	(10.5)	(18.7)	—	(32.2)
Net cash provided by (used in) investing activities	15.8	10.9	(1,511.9)	(40.2)	(1,525.4)
Financing activities
Issuance of common stock	20.3	—	—	—	20.3
Acquisition of treasury stock	(90.9)	—	—	—	(90.9)
Proceeds from financing element derivatives	—	—	14.3	—	14.3
Payments for financing element derivatives	—	—	(12.7)	—	(12.7)
Excess tax benefits from share-based payment arrangements	—	—	3.8	—	3.8
Purchase of subsidiary shares from noncontrolling interest	—	—	(30.6)	—	(30.6)
Dividends to common stockholders	(67.6)	—	—	—	(67.6)
Issuance of long-term debt	—	—	3.5	—	3.5
Principal repayments of long-term debt	—	—	(0.4)	—	(0.4)
Net repayments of short-term borrowings	—	—	(216.2)	216.2	—
Capital received from (dividends and capital paid to) parent	—	(18.8)	(21.4)	40.2	—
Investment contract deposits	—	—	1,419.7	—	1,419.7
Investment contract withdrawals	—	—	(2,852.0)	—	(2,852.0)
Net increase in banking operation deposits	—	—	6.9	—	6.9
Other	—	—	(0.8)	—	(0.8)
Net cash used in financing activities	(138.2)	(18.8)	(1,685.9)	256.4	(1,586.5)
Net decrease in cash and cash equivalents	(94.4)	(27.7)	(2,485.4)	91.5	(2,516.0)
Cash and cash equivalents at beginning of period	207.1	612.5	4,241.3	(883.7)	4,177.2
Cash and cash equivalents at end of period	$112.7	$584.8	$1,755.9	$(792.2)	$1,661.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months March 31, 2012

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2013, compared with December 31, 2012, and our consolidated results of operations for the three months ended March 31, 2013 and 2012, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2012, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) continued difficult conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) continued volatility or further declines in the equity markets could reduce our assets under management (“AUM”) and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period; (5) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (6) our valuation of fixed maturities, equity securities and derivatives may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition; (7) the determination of the amount of allowances and impairments taken on our investments requires estimations and assumptions which are subject to differing interpretations and could materially impact our results of operations or financial position; (8) any impairments of or valuation allowances against our deferred tax assets in the future could adversely affect our results of operations and financial condition; (9) gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income; (10) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (11) we may not be able to protect our intellectual property and may be subject to infringement claims; (12) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (13) our efforts to reduce the impact of interest rate changes on our profitability and retained earnings may not be effective; (14) guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (15) if we are unable to attract and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted; (16) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (17) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (18) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (19) the pattern of amortizing our DAC and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of the DAC and other actuarial balances and the timing of our net income; (20) we may need to fund deficiencies in our Closed Block assets; (21) a pandemic, terrorist attack or other catastrophic event could adversely affect our net income; (22) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and profitability; (23) we face risk arising from acquisition of businesses; (24) we face risks arising from the acquisition of Cuprum; (25) changes in laws, regulations or accounting standards may reduce our profitability; (26) we may be unable to mitigate the impact of Regulation XXX and Actuarial Guideline 38, potentially resulting in a negative impact to our capital position and/or a reduction in sales of term and universal life insurance products; (27) a computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our profitability; (28) loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses; (29) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (30) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (31) fluctuations in foreign currency exchange rates could reduce our profitability; (32) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests and (33) our financial results may be adversely impacted by global climate changes.

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

Transactions Affecting Comparability of Results of Operations

Acquisitions

We entered into acquisition agreements for the following businesses during 2013 and 2012.

Liongate Capital Management. On March 4, 2013, we announced an agreement to acquire a 55% interest in Liongate Capital Management (“Liongate”), a global alternative investment boutique based in London and New York. Liongate is focused on managing portfolios of hedge funds and has approximately $2.1 billion in AUM. The transaction is expected to close in the second quarter of 2013 and will be accounted for on the equity method within the Principal Global Investors segment.

AFP Cuprum S.A. On February 4, 2013, we finalized the purchase of Cuprum, a premier pension manager in Chile. As a result of the public tender offer, we acquired a 91.55% ownership stake in Cuprum for a purchase price of $1.3 billion. Cuprum had $34.3 billion in AUM at the time of acquisition and is consolidated within the Principal International segment on a one-month lag. For additional information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Acquisitions.”

First Dental Health. On November 1, 2012, we finalized the purchase of a 100% interest in First Dental Health, a California based independent dental preferred provider organization. First Dental Health is consolidated within the U.S. Insurance Solutions segment.

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

Other

Individual Life Insurance Amortization. During the first quarter of 2012, our individual life insurance business changed its basis for amortizing DAC and other actuarial balances on a portion of our universal life insurance products. The actuarial balances for these products are now amortized based on estimated gross revenues instead of estimated gross profits. This change required an unlocking of the actuarial balances to reflect the pattern of estimated gross revenues, which resulted in volatility within certain income statement line items. Specifically, fee revenues decreased $46.6 million; benefits, claims and settlement expenses increased $87.9 million; and operating expenses decreased $139.6 million. However, on a net basis the impact was a net gain of $3.3 million after-tax, which is not material.

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

With the exception of corporate overhead, amounts related to our group medical insurance business previously included in segment operating earnings have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. The operating revenues associated with our exited group medical insurance business were $3.6 million and $18.9 million for the three months ended March 31, 2013 and 2012, respectively. The other after-tax adjustments associated with the after-tax earnings (loss) of our exited group medical insurance business were $1.4 million and $(1.5) million for the three months ended March 31, 2013 and 2012, respectively.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment operating earnings were negatively impacted by $1.6 million for the three months ended March 31, 2013, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 12, Stock-Based Compensation Plans.”

Employee and Agent Benefits Expense

The 2013 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $143.3 million pre-tax, which is a $21.0 million increase from the 2012 pre-tax pension expense of $122.3 million. This increase is primarily due to a decrease in the discount rate from 5.15% for 2012 to 4.00% for 2013. Also, the expected long-term return on plan assets used to develop the 2013 expense decreased to 7.50% from 8.00% used in 2012. Pre-tax pension expense of $35.7 million and $30.7 million was reflected in the determination of net income for the three months ended March 31, 2013 and 2012, respectively.

The 2013 annual other postemployment benefit (“OPEB”) plan expense (income) for employees and certain agents is expected to be $(47.0) million pre-tax, which is an $8.2 million difference from the 2012 pre-tax OPEB income of $(55.2) million. The weighted average expected long-term return on plan assets used to develop the expense (income) in 2013 decreased to 5.62% from 7.30%, which was based on weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical, life and long-term care plans were 5.40%, 7.75% and 5.85%, respectively. The expected rate of return for the medical plans was reduced to 5.40% to reflect the after-tax return on the plan assets resulting from the decision to have taxes paid by the trust instead of Principal Life. The discount rate used to develop the 2013 expense (income) decreased to 4.00%, down from the 5.15% discount rate used in 2012. The pre-tax expense (income) of $(11.7) million and $(12.9) million was reflected in the determination of net income for the three months ended March 31, 2013 and 2012, respectively.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the captions, “Revisions of Previously Issued Financial Statements” and “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
			Increase
	2013	2012	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$694.7	$679.8	$14.9
Fees and other revenues	733.6	598.0	135.6
Net investment income	789.3	824.8	(35.5)
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(26.4)	22.1	(48.5)
Total other-than-temporary impairment losses on available-for-sale securities	(44.7)	(33.7)	(11.0)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	20.2	4.9	15.3
Net impairment losses on available-for-sale securities	(24.5)	(28.8)	4.3
Net realized capital losses	(50.9)	(6.7)	(44.2)
Total revenues	2,166.7	2,095.9	70.8
Expenses:
Benefits, claims and settlement expenses	1,094.5	1,212.5	(118.0)
Dividends to policyholders	48.3	50.3	(2.0)
Operating expenses	795.7	555.1	240.6
Total expenses	1,938.5	1,817.9	120.6
Income before income taxes	228.2	278.0	(49.8)
Income taxes	38.2	56.7	(18.5)
Net income	190.0	221.3	(31.3)
Net income attributable to noncontrolling interest	3.5	9.2	(5.7)
Net income attributable to Principal Financial Group, Inc.	186.5	212.1	(25.6)
Preferred stock dividends	8.2	8.2	—
Net income attributable to common stockholders	$178.3	$203.9	$(25.6)

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net Income Available to Common Stockholders

Despite an increase in segment earnings, net income available to common stockholders decreased primarily due to an increase in net realized capital losses.

Total Revenues

Premiums increased $14.3 million for the U.S. Insurance Solutions segment primarily due to growth in our specialty benefits insurance business. In addition, premiums increased $12.6 million for the Retirement and Investor Services segment primarily due to an increase in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period. Partially offsetting these increases was a $12.3 million decrease for the Principal International segment primarily due to lower sales of single premium annuities with life contingencies in Chile.

Fee revenues increased $64.5 million for the U.S. Insurance Solutions segment primarily due to the unfavorable impact on 2012 results of unlocking associated with the change in basis for amortizing DAC and other actuarial balances and growth in our universal life line of business. In addition, fee revenues increased $49.8 million for the Retirement and Investor Services segment primarily due to higher fees stemming from generally positive equity market performance.

Net investment income decreased primarily due to lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and lower investment yields in our U.S. operations. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses increased primarily due to derivatives not designated as hedging instruments, including increased losses on interest rate swaps and decreased gains on currency forwards and currency swaps. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $48.7 million for the U.S. Insurance Solutions segment due to unlocking associated with the change in basis for amortizing DAC and other actuarial balances in 2012, partially offset by growth and higher individual life mortality claims net of reinsurance. In addition, benefits, claims and settlement expenses decreased $42.1 million for the Principal International segment primarily due to lower inflation-based interest crediting rates to customers and lower sales of single premium annuities with life contingencies in Chile. Benefits, claims and settlement expenses also decreased $23.2 million for the Retirement and Investor Services segment primarily due to a decrease in cost of interest credited.

Operating expenses increased $154.8 million for the U.S. Insurance Solutions segment primarily due to unlocking associated with the change in basis for amortizing DAC and other actuarial balances in 2012. In addition, operating expenses increased $71.4 million for the Retirement and Investor Services segment primarily due to an increase in DAC amortization expense resulting from unfavorable true-ups in 2013 primarily related to lower asset reinvestment yields in 2013 relative to 2012, and, to a lesser extent, less favorable equity market performance in 2013 relative to 2012. In addition, segment operating expenses increased due to higher staff related costs, including pension and other postretirement benefits.

Income Taxes

The effective income tax rates were 17% and 20% for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rate for the three months ended March 31, 2013, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and the interest exclusion from taxable income. The effective income tax rate for the three months ended March 31, 2012, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions. The effective income tax rate decreased to 17% from 20% for the three months ended March 31, 2013 and 2012, respectively, primarily due to increased income tax deductions allowed for corporate dividends received.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Segment Information.”

Retirement and Investor Services Segment

Retirement and Investor Services Segment Summary Financial Data

Net revenue is a key metric used to understand Retirement and Investor Services (“RIS”) earnings growth. Net revenue is defined as operating revenues less benefits, claims and settlement expenses less dividends to policyholders. Net revenue from our Accumulation products is primarily fee based and is impacted by changes in the equity markets. Net revenue from our Guaranteed products is driven by our ability to earn an investment spread. Accumulation net revenue has grown due to growth in the block of business as well as improvement in the equity markets. Guaranteed net revenue has increased due to improvement in variable investment income.

The following table presents the Retirement and Investor Services net revenue for the periods indicated:

	For the three months ended March 31,
			Increase
	2013	2012	(decrease)
	(in millions)
Net revenue:
Accumulation	$559.9	$493.5	$66.4
Guaranteed	48.7	41.2	7.5
Total Retirement and Investor Services	$608.6	$534.7	$73.9

Retirement and Investor Services Segment Summary Financial Data

The following table presents certain summary financial data relating to the Retirement and Investor Services segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2013	2012	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$166.1	$153.5	$12.6
Fees and other revenues	420.5	370.7	49.8
Net investment income	515.7	530.9	(15.2)
Total operating revenues	1,102.3	1,055.1	47.2
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	493.7	520.4	(26.7)
Operating expenses	394.4	347.6	46.8
Total expenses	888.1	868.0	20.1
Operating earnings before income taxes	214.2	187.1	27.1
Income taxes	44.2	43.5	0.7
Operating earnings	$170.0	$143.6	$26.4

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating Earnings

Operating earnings increased $21.6 million in our Accumulation business primarily due to higher fees stemming from generally positive equity market performance. The increase in Accumulation operating earnings was partially offset by higher staff related costs, including pension and other postretirement benefits, and an increase in DAC amortization expense resulting from unfavorable true-ups in 2013 primarily related to lower asset reinvestment yields in 2013 relative to 2012 and, to a lesser extent, less favorable equity market performance in 2013 relative to 2012.

Net Revenue

Net revenue increased $66.4 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from generally positive equity market performance.

Operating Expenses

Operating expenses increased $46.9 million in our Accumulation business primarily due to higher staff related costs, including pension and other postretirement benefits, and an increase in DAC amortization expense resulting from unfavorable true-ups in 2013 primarily related to lower asset reinvestment yields in 2013 relative to 2012 and, to a lesser extent, less favorable equity market performance in 2013 relative to 2012.

Income Taxes

The effective income tax rates for the segment were 21% and 23% for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended March 31,
	2013	2012
	(in billions)
AUM, beginning of period	$263.2	$227.8
Net cash flow	2.3	3.7
Investment performance (1)	9.9	12.2
Other	(2.4)	(1.5)
AUM, end of period	$273.0	$242.2

(1)            Variations in investment performance are primarily the result of fluctuations in market performance over time.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2013	2012	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$148.2	$134.1	$14.1
Net investment income	5.5	4.0	1.5
Total operating revenues	153.7	138.1	15.6
Expenses:
Total expenses	119.3	110.7	8.6
Operating earnings before income taxes and noncontrolling interest	34.4	27.4	7.0
Income taxes	11.5	10.0	1.5
Operating earnings attributable to noncontrolling interest	2.6	1.2	1.4
Operating earnings	$20.3	$16.2	$4.1

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating Earnings

Operating earnings increased primarily due to growth in total operating revenues, driven by an increase in average AUM.  This revenue growth was partially offset by related expense growth to support our business.

Income Taxes

The effective income tax rates for the segment were 33% and 36 % for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rate for the three months ended March 31, 2013, was lower than the U.S. statutory rate, primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

Principal International Segment

Principal International Segment Summary Financial Data

AUM is generally a key indicator of earnings growth for the segment, as AUM is the base by which we can generate local currency profits. The newly acquired Cuprum business differs in that fees generated are determined by salary levels of the mandatory retirement customers, with deposits subject to an annual cap, as opposed to asset levels. Net customer cash flow and market performance are the two main drivers of local currency AUM growth. Net customer cash flow reflects our ability to attract and retain client deposits. Market performance reflects the investment returns on our underlying AUM. Our financial results are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the countries in which we have business. AUM of our foreign subsidiaries is translated into U.S. dollar equivalents at the end of the reporting period using the spot foreign exchange rates. Revenue and expenses for our foreign subsidiaries are translated into U.S. dollar equivalents at the average foreign exchange rates for the reporting period.

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended March 31,
	2013	2012
	(in billions)
AUM, beginning of period	$69.3	$52.8
Net cash flow	2.5	2.3
Investment performance	0.5	2.2
Operations acquired (1)	34.3	—
Effect of exchange rates	1.0	2.0
Other	(0.2)	(0.1)
AUM, end of period	$107.4	$59.2

(1)         Reflects the February 2013 acquisition of Cuprum in Chile.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended March 31,
			Increase
	2013	2012	(decrease)
	(in millions)
Net revenue	$118.9	$92.2	$26.7

Net revenue increased primarily due to the Cuprum acquisition in Chile and higher investment management fees driven by higher average AUM in Mexico.

The following table presents certain summary financial data of the Principal International segment for the periods indicated.

	For the three months ended March 31,
			Increase
	2013	2012	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$71.5	$83.8	$(12.3)
Fees and other revenues	76.8	50.2	26.6
Net investment income	99.2	128.5	(29.3)
Total operating revenues	247.5	262.5	(15.0)
Expenses:
Benefits, claims and settlement expenses	128.6	170.3	(41.7)
Operating expenses	68.6	49.3	19.3
Total expenses	197.2	219.6	(22.4)
Operating earnings before income taxes and noncontrolling interest	50.3	42.9	7.4
Income taxes (benefits)	5.0	(1.1)	6.1
Operating earnings (losses) attributable to noncontrolling interest	0.7	(0.1)	0.8
Operating earnings	$44.6	$44.1	$0.5

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating Earnings

Operating earnings increased primarily due to the Cuprum acquisition and higher average AUM in Mexico coupled with higher earnings in our equity method investment in Brazil. These increases were partially offset by growth initiatives across the segment and lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile.

Operating Revenues

Premiums decreased $12.4 million in Chile primarily due to lower sales of single premium annuities with life contingencies.

Fees and other revenues increased primarily due to the Cuprum acquisition, the Claritas acquisition in Brazil and higher investment management fees driven by higher average AUM in Mexico.

Net investment income decreased primarily due to lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile.

Total Expenses

Benefits, claims and settlement expenses decreased $41.1 million in Chile primarily due to lower inflation-based interest crediting rates to customers and lower sales of single premium annuities with life contingencies.

Operating expenses increased primarily due to the acquisitions of Cuprum in Chile and Claritas in Brazil and growth initiatives across the segment.

Income Taxes

The effective income tax rates for the segment were 10% and (3)% for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the presentation of taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates. The effective income tax rate increased to 10% from (3)% for the three months ended March 31, 2013 and 2012, respectively, largely due to the U.S. tax on an expected Hong Kong dividend in 2013 and an increase in operating earnings before income taxes with no proportionate change in permanent tax differences.

U.S. Insurance Solutions Segment

Individual Life Insurance Trends

Our life insurance premium and fees are influenced by both economic and industry trends. For several years, we focused our product development and marketing efforts primarily on universal life and variable universal life products. However, due to the recent declining interest rate environment, we have focused on less interest-sensitive products. Beginning in 2011, with the launch of new term products, we have increased sales of traditional products while continuing to experience strong growth in universal and variable universal life products.

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated:

	For the three months ended March 31,
	2013	2012
	(in millions)
Universal and variable universal life insurance fee revenues (1)	$136.7	$72.7
Traditional life insurance premiums	127.7	123.2

(1)        Fee revenues for 2012 reflect a $46.6 million reduction due to unlocking of unearned revenue associated with the change in basis for amortizing DAC and other actuarial balances.

Specialty Benefits Insurance Trends

Premium and fees in our specialty benefits insurance business are also influenced by economic and industry trends. Premium and fees have risen slower in recent years due to more moderate increases in underlying salaries and lower membership growth in existing group contracts. We continue to see signs of improvement in both areas.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated:

	For the three months ended March 31,
	2013	2012
	(in millions)
Premium and fees:
Group dental and vision insurance	$145.4	$143.6
Group life insurance	83.3	80.9
Group disability insurance	73.1	69.3
Individual disability insurance	62.3	57.1
Wellness	2.6	2.8

U.S. Insurance Solutions Segment Summary Financial Data

There are several key indicators for earnings growth in our U.S. Insurance Solutions segment. The ability of our distribution channels to generate new sales and retain existing business drives growth in our premium and fees. Our earnings growth also depends on our ability to price our products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring and administering those products. Factors impacting pricing decisions include competitive conditions, economic trends, persistency, our ability to assess and manage trends in mortality and morbidity and our ability to manage operating expenses.

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2013	2012	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$454.1	$439.8	$14.3
Fees and other revenues (1)	151.6	87.3	64.3
Net investment income	172.3	169.9	2.4
Total operating revenues	778.0	697.0	81.0
Expenses:
Benefits, claims and settlement expenses (1)	477.5	527.2	(49.7)
Dividends to policyholders	48.0	49.8	(1.8)
Operating expenses (1)	200.7	45.8	154.9
Total expenses	726.2	622.8	103.4
Operating earnings before income taxes	51.8	74.2	(22.4)
Income taxes	16.1	24.0	(7.9)
Operating earnings	$35.7	$50.2	$(14.5)

(1)         For further details related to the impact associated with the change in basis for amortizing DAC and other actuarial balances on results for 2012 see “Transactions Affecting Comparability of Results of Operations — Individual Life Insurance Amortization.”

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating Earnings

Operating earnings in our individual life insurance business decreased $16.8 million primarily due to higher mortality claims net of reinsurance in 2013, compared to lower mortality claims net of reinsurance in 2012, and an increase in reserves due to the impact of the low interest rate environment.  In addition, operating earnings decreased due to the favorable impact on 2012 results of unlocking reserves associated with the change in basis for amortizing DAC and other actuarial balances. Operating earnings in our specialty benefits insurance business increased $2.3 million due to favorable claim experience.

Operating Revenues

Premiums increased $12.5 million in our specialty benefits insurance business due to growth and continued recovery in employment and salary trends.

Fees and other revenues increased $63.8 million in our individual life insurance business primarily due to the unfavorable impact on 2012 results of unlocking associated with the change in basis for amortizing DAC and other actuarial balances and growth in our universal life line of business.

Total Expenses

Total expenses increased $91.9 million in our individual life insurance business primarily due to unlocking associated with the change in basis for amortizing DAC and other actuarial balances in 2012, growth, higher mortality claims net of reinsurance  and an increase in reserves due to the impact of the low interest rate environment. Total expenses increased $11.5 million for specialty benefits insurance business primarily due to growth and higher staff related costs, including pension and other postretirement benefits.

Income Taxes

The effective income tax rates for the segment were 31% and 32% for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2013	2012	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(43.2)	$(45.3)	$2.1
Expenses:
Total expenses	3.1	(0.9)	4.0
Operating loss before income taxes, preferred stock dividends and noncontrolling interest	(46.3)	(44.4)	(1.9)
Income tax benefits	(17.4)	(13.8)	(3.6)
Preferred stock dividends	8.2	8.2	—
Operating earnings attributable to noncontrolling interest	0.2	—	0.2
Operating loss	$(37.3)	$(38.8)	$1.5

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating Loss

The operating loss decreased due to a change in income tax reserves established for IRS tax matters.  This decrease was partially offset by higher interest expense on corporate debt. The one-time costs associated with the first quarter 2013 acquisition of Cuprum were largely offset by interest income earned on the assets used to fund the Cuprum acquisition.

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

Our liquidity is supported by a portfolio of U.S. government and agency and residential pass-through government-backed securities, of which we held $4.1 billion as of March 31, 2013, that may be utilized to bolster our liquidity position, as collateral for secured borrowing transactions with various third parties or by disposing of the securities in the open market, if needed. As of March 31, 2013, approximately $10.1 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our life insurance and annuity liabilities contain provisions limiting early surrenders.

As of March 31, 2013 and December 31, 2012, we had short-term credit facilities with various financial institutions in an aggregate amount of $613.0 million and $905.0 million, respectively. As of March 31, 2013 and December 31, 2012, we had $46.5 million and $40.8 million, respectively, of outstanding borrowings related to our credit facilities, with no assets pledged as support as of March 31, 2013. None of these credit arrangements, other than our commercial paper back-stop facility, are committed facilities. Due to the financial strength and the strong relationships we have with these providers, as well as the small size of these facilities, we are comfortable that there is a very low risk that the financial institutions would not be able to fund these facilities. During the first quarter of 2012, we refinanced our $579.0 million revolving credit agreement that serves as a back-stop to our commercial paper program. The facility, effective March 30, 2012, was increased to $800.0 million. This facility provides 100% back-stop support for our commercial paper program. The credit agreement was broken into two tranches, a $500.0 million 4-year facility that matures in March 2016, and a $300.0 million 364-day facility that was refinanced in April 2013. The 4-year facility is set up with PFG, PFS and Principal Life as co-borrowers; the 364-day facility was for Principal Life only. On April 5, 2013 the $300.0 million expiring portion of the credit facility was refinanced as a 364-day facility for Principal Life only.  In addition, a new $200.0 million 3-year facility was added including Principal Financial Services V (UK) LTD as a borrower. The 4-year facility is supported by eighteen banks; the 364-day facility and 3-year facility are supported by fifteen banks, most, if not all, of which have other relationships with us. We have no reason to believe that our current providers would be unable or unwilling to fund the facility if necessary. As of both March 31, 2013 and December 31, 2012, commercial paper outstanding was $0.0 million.

The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. Extraordinary dividends include those made within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on December 31, 2012, statutory results, the dividend limitation for Principal Life is approximately $472.0 million.  No stockholder dividends were paid by Principal Life to its parent as of March 31, 2013.

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

                                                Net cash provided by operating activities was $595.9 million and $901.7 million for the three months ended March 31, 2013 and 2012, respectively. From our insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities in 2013 compared to 2012 was the result of net purchases of trading securities as well as fluctuations in receivables and payables associated with the timing of settlements.

                                                Net cash used in investing activities was $1,525.4 million and $690.5 million for the three months ended March 31, 2013 and 2012, respectively. The increase in cash used in investing activities in 2013 compared to 2012 was primarily the result of the acquisition of Cuprum.

Net cash used in financing activities was $1,586.5 million and $1,393.2 million for the three months ended March 31, 2013 and 2012, respectively. The increase in cash used in financing activities was primarily due to an increase in net withdrawals of investment contracts, for which we have had net withdrawals in both 2013 and 2012, primarily due to our decision to scale back our investment only business.

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

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of March 31, 2013, we have no preferred dividend restrictions. The dividend payments on our preferred stock are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt. The components of short-term debt as of March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Other recourse short-term debt	46.5	40.8
Total short-term debt	$46.5	$40.8

Long-Term Debt. As of March 31, 2013, there have been no significant changes to long-term debt since December 31, 2012.

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	March 31, 2013	December 31, 2012
	(in millions)

Dividends to stockholders	$(67.6)	$(231.3)
Repurchase of common stock	(90.9)	(272.7)
Total cash returned to stockholders	$(158.5)	$(504.0)

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Stockholders’ Equity.”

Capitalization

                                                The following table summarizes our capital structure:

	March 31, 2013	December 31, 2012
	(in millions)
Debt:
Short-term debt	$46.5	$40.8
Long-term debt	2,790.5	2,671.3
Total debt	2,837.0	2,712.1
Stockholders’ equity:
Equity excluding AOCI	9,102.6	9,043.1
Total capitalization excluding AOCI	$11,939.6	$11,755.2
Debt to equity excluding AOCI	31%	30%
Debt to capitalization excluding AOCI	24%	23%

As of March 31, 2013, we had $386.7 million of excess capital in the holding companies, consisting of cash and highly liquid assets available for debt maturities, interest, preferred stock dividends and other holding company obligations. In addition, we continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

Contractual Obligations and Contractual Commitments

                                                As of March 31, 2013, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2012.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Variable Interest Entities.”

Guarantees and Indemnifications. As of March 31, 2013, there have been no significant changes to guarantees and indemnifications since December 31, 2012. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

                                                A.M. Best recently affirmed a stable outlook on the U.S. life insurance sector. Fitch and Standard & Poor’s maintain a stable outlook, although Standard & Poor’s indicates its outlook is ‘cautious’.  Moody’s maintains a negative outlook.  Regardless of their published outlook on the sector, these rating agencies note that current challenges for the industry are the result of sustained low interest rates, global sovereign uncertainty, equity market volatility, and lingering unemployment and fiscal tightening.

                                                In a semi-annual review completed in February, and after the close of the Cuprum acquisition, Fitch affirmed the financial strength ratings of Principal Life and Principal National Life Insurance Company.  The outlook was revised to ‘negative’ from ‘rating watch negative’. The elimination of the ‘rating watch negative’ reflects the successful completion of the acquisition; the placement of the ‘negative’ outlook reflects the pressure on certain cash coverage and debt metrics as well as integration risk of the acquisition.

                                                The following table summarizes our significant financial strength and debt ratings from the major independent rating organizations. The debt ratings shown are indicative ratings. Outstanding issuances are rated the same as indicative ratings unless otherwise noted. Actual ratings can differ from indicative ratings based on contractual terms.

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s
Principal Financial Group
Senior Unsecured Debt (1)	a-		BBB+	Baa1
Preferred Stock (2)	bbb		BBB-	Baa3
Principal Financial Services
Senior Unsecured Debt	a-		BBB+	A3
Commercial Paper	AMB-1		A-2	P-2
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	Aa3
Issuer Credit Rating	aa-
Commercial Paper	AMB-1+		A-1	P-1
Surplus Notes	a		A-	A2
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	Aa3

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

As of March 31, 2013, 34% of our net assets (liabilities) were Level 1, 63% were Level 2 and 3% were Level 3. Excluding separate account assets as of March 31, 2013, 1% of our net assets (liabilities) were Level 1, 98% were Level 2 and 1% were Level 3.

As of December 31, 2012, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2012, 2% of our net assets (liabilities) were Level 1, 97% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2013, were $5,076.3 million as compared to $4,987.4 million as of December 31, 2012. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets, as well as gains on bifurcated embedded derivatives in investment-type insurance contracts.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2012, were $4,653.7 million as compared to $4,647.3 million as of December 31, 2011. The increase in Level 3 assets is primarily related to gains on other invested assets and real estate included in our separate account assets. This increase is largely offset by transfers out of Level 3 into Level 2 for certain long-term bonds due to our obtaining prices from third party pricing vendors or using internal models based on substantially observable market information versus relying on broker quotes or utilizing significant unobservable inputs.

Investments

We had total consolidated assets as of March 31, 2013, of $200,762.9 million, of which $69,425.8 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2013, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	March 31, 2013		December 31, 2012
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$36,002.5	52%	$36,136.2	52%
Private	15,710.5	22	15,429.8	22
Equity securities	879.2	1	389.3	1
Mortgage loans:
Commercial	10,244.7	15	10,183.3	15
Residential	1,333.2	2	1,336.4	2
Real estate held for sale	94.7	—	87.0	—
Real estate held for investment	1,107.3	2	1,093.3	2
Policy loans	866.5	1	864.9	1
Other investments	3,187.2	5	3,291.1	5
Total invested assets	69,425.8	100%	68,811.3	100%
Cash and cash equivalents	1,661.2		4,177.2
Total invested assets and cash	$71,087.0		$72,988.5

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

	For the three months ended March 31,				Increase (decrease)
	2013		2012		2013 vs. 2012
	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.9%	$590.5	5.3%	$641.0	(0.4)%	$(50.5)
Equity securities	5.2	8.2	3.5	5.1	1.7	3.1
Mortgage loans - commercial	5.3	136.1	5.8	139.2	(0.5)	(3.1)
Mortgage loans - residential	4.6	15.2	6.6	22.0	(2.0)	(6.8)
Real estate	4.7	14.0	4.0	11.0	0.7	3.0
Policy loans	5.7	12.4	6.4	14.0	(0.7)	(1.6)
Cash and cash equivalents	1.1	7.7	0.4	2.2	0.7	5.5
Other investments	3.0	24.0	1.5	11.4	1.5	12.6
Total before investment expenses	4.7	808.1	5.0	845.9	(0.3)	(37.8)
Investment expenses	(0.1)	(18.8)	(0.1)	(21.1)	—	2.3
Net investment income	4.6%	$789.3	4.9%	$824.8	(0.3)%	$(35.5)

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net investment income decreased due to lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and lower reinvestment yields in our U.S. operations primarily on our fixed maturities portfolio, partially offset by an increase in average invested assets and cash.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for our invested assets for the periods indicated.

	For the three months ended March 31,		Increase (decrease)
	2013	2012	2013 vs. 2012
	(in millions)

Fixed maturities, available-for-sale - credit impairments (1)	$(22.6)	$(28.8)	$6.2
Fixed maturities, available-for-sale - other	7.6	12.9	(5.3)
Fixed maturities, trading	0.1	3.0	(2.9)
Derivatives and related hedge activities (2)	(12.2)	(3.5)	(8.7)
Commercial mortgages	0.8	(4.5)	5.3
Other gains (losses)	(24.6)	14.2	(38.8)
Net realized capital losses	$(50.9)	$(6.7)	$(44.2)

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, resulted in a net gain of $2.1 million and $0.0 million for the three months ended March 31, 2013 and 2012, respectively.

(2)                                 Includes fixed maturities, available-for-sale impairment-related net gains of $0.2 million and $0.0 million for the three months ended March 31, 2013 and 2012, respectively, which were hedged by derivatives reflected in this line.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to lower impairments on commercial mortgage-backed and other asset-backed securities as a result of improved market conditions.

Net realized capital losses on derivatives and related hedge activities increased due to derivatives not designated as hedging instruments including increased losses on interest rate swaps and decreased gains on currency forwards and currency swaps as a result of changes in exchange rates. These increases in losses were partially offset by increased gains on credit default swaps as a result of changes in credit spreads and decreased losses on GMWB embedded derivatives, including the spread reflecting our own creditworthiness, and related hedging instruments.

Other net realized capital losses increased due to foreign currency translation on cash held for the Cuprum acquisition that was completed in the first quarter 2013 and a write-off of impaired corporate owned real estate.

U.S. Investment Operations

                                                Of our invested assets, $62,909.1 million were held by our U.S. operations as of March 31, 2013. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of March 31, 2013, there are thirteen members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

•                  material changes in the issuer’s revenues or margins;

•                  significant management or organizational changes;

•                  significant changes regarding the issuer’s industry;

•                  debt service coverage or cash flow ratios that fall below industry-specific thresholds;

•                  violation of financial covenants and

•                  other business factors that relate to the issuer.

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and substantially all existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are typically 75% or less loan-to-value ratio and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The following table presents loan-to-value and debt service coverage ratios for our brick and mortar commercial mortgages, excluding Principal Global Investors segment mortgages:

	Weighted average loan-to-value ratio		Debt service coverage ratio
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
New mortgages	54%	48%	2.5x	3.2x
Entire mortgage portfolio	53%	54%	2.3x	2.2x

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

	March 31, 2013		December 31, 2012
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$32,324.3	51%	$32,437.5	52%
Private	15,695.4	25	15,429.8	25
Equity securities	385.0	1	263.2	—
Mortgage loans:
Commercial	10,220.7	16	10,167.7	16
Residential	622.7	1	657.7	1
Real estate held for sale	90.5	—	80.0	—
Real estate held for investment	1,104.5	2	1,092.5	2
Policy loans	838.9	1	838.2	1
Other investments	1,627.1	3	1,847.4	3
Total invested assets	62,909.1	100%	62,814.0	100%
Cash and cash equivalents	1,541.7		4,071.8
Total invested assets and cash	$64,450.8		$66,885.8

Fixed Maturities

Fixed maturities consist of publicly traded and privately placed bonds, ABS, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of March 31, 2013 and December 31, 2012, were $10.2 billion and $9.9 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	March 31, 2013		December 31, 2012
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$953.3	2%	$953.7	2%
States and political subdivisions	3,639.3	8	3,327.8	7
Non-U.S. governments	592.4	1	663.4	1
Corporate - public	18,338.4	38	18,718.2	39
Corporate - private	13,030.5	27	12,808.6	27
Residential mortgage-backed pass-through securities	3,168.3	7	3,277.4	7
Commercial mortgage-backed securities	3,993.8	8	3,900.2	8
Residential collateralized mortgage obligations	1,089.3	2	1,115.3	2
Asset-backed securities	3,214.4	7	3,102.7	7
Total fixed maturities	$48,019.7	100%	$47,867.3	100%

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

CMBS provide varying levels of credit protection, diversification and reduced event risk depending on the securities owned and composition of the loan pool. CMBS are predominantly comprised of large pool securitizations that are diverse by property type, borrower and geographic dispersion. The risks to any CMBS deal are determined by the credit quality of the underlying loans and how those loans perform over time. Another key risk is the vintage of the underlying loans and the state of the markets during a particular vintage. In the CMBS market, there is a material difference in the outlook for the performance of loans originated in 2005 and earlier relative to loans originated in 2006 through 2008. For loans originated prior to 2006, underwriting assumptions were more conservative regarding required debt service coverage and loan-to-value ratios. For the 2006 through 2008 vintages, real estate values peaked and the underwriting expectations were that values would continue to increase, which makes those loan values more sensitive to market declines. The 2009 through 2013 vintages represent a return to debt service coverage ratios and loan-to-value ratios that more closely resemble loans originated prior to 2006.

We purchase ABS to diversify the overall credit risks of the fixed maturities portfolio and to provide attractive returns. The principal risks in holding ABS are structural and credit risks. Structural risks include the security’s priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks involve collateral and issuer/servicer risk where collateral and servicer performance may deteriorate.  Our ABS portfolio is diversified both by type of asset and by issuer.  We actively monitor holdings of ABS to recognize adverse changes in the risk profile of each security. Prepayments in the ABS portfolio are, in general, insensitive to changes in interest rates or are insulated from such changes by call protection features. In the event that we are subject to prepayment risk, we monitor the factors that impact the level of prepayment and prepayment speed for those ABS. In addition, we diversify the risks of ABS by holding a diverse class of securities, which limits our exposure to any one security.

The international exposure held in our U.S. operation’s fixed maturities portfolio was 27% of total fixed maturities as of March 31, 2013, and 27% as of December 31, 2012. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	March 31, 2013	December 31, 2012
	(in millions)
European Union	$4,403.0	$4,415.8
United Kingdom	2,753.5	2,663.6
Australia/New Zealand	1,441.8	1,383.8
Asia-Pacific	1,446.7	1,369.0
Latin America	816.8	844.2
Other countries (1)	1,952.0	2,047.6
Total	$12,813.8	$12,724.0

(1)    Includes exposure from 13 countries as of March 31, 2013, and 13 countries as of December 31, 2012.

International fixed maturities are determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of March 31, 2013 and December 31, 2012, our investments in Canada totaled $1,658.2 million and $1,819.0 million, respectively.

Economic and fiscal conditions in select European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to cause credit concerns particularly to financial institutions and banks with exposure to the European periphery region. Our exposure to the region within our U.S. investment operations fixed maturities portfolio is modest and manageable, representing 2.1% and 2.2% of total fixed maturities as of March 31, 2013 and December 31, 2012, respectively. Additionally, we did not hold any sovereign debt issuances of the selected countries and had not bought or sold credit protection on sovereign issuances as of March 31, 2013 and December 31, 2012.

The fixed maturities within our U.S. operations portfolio with exposure to the region are primarily corporate credit issuances of large multinational companies where the majority of revenues are coming from outside the country where the parent company is domiciled. Our experience indicates multinational companies have demonstrated better market price performance and credit ratings stability. As of March 31, 2013, 93% of our total portfolio exposure consists of investment grade bonds with an average price of 104 (carrying value/amortized cost) and a weighted average time to maturity of 5 years.

The following table presents the carrying amount of our European periphery zone fixed maturities exposure for the periods indicated:

	March 31, 2013
Select European Exposure	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$60.1	$44.0	$—	$126.1	$230.2
Non-financial institutions	—	269.2	224.5	26.8	256.1	776.6
Total	$—	$329.3	$268.5	$26.8	$382.2	$1,006.8

	December 31, 2012
Select European Exposure	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$59.9	$44.4	$—	$138.5	$242.8
Non-financial institutions	—	270.5	225.7	26.7	278.1	801.0
Total	$—	$330.4	$270.1	$26.7	$416.6	$1,043.8

For further details on our International investment operations exposure to these European countries, see “International Investment Operations — Fixed Maturities Exposure.”

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of March 31, 2013.

Amortized cost
(in millions)
General Electric Co.	$217.1
AT&T Inc.	196.9
Berkshire Hathaway Inc.	189.9
Bank of America Corp.	171.2
Duke Energy Corp.	147.7
Prudential Financial Inc.	145.2
Wells Fargo & Co.	143.9
JPMorgan Chase & Co.	143.8
Republic of Korea	142.8
Merck & Co Inc.	142.1
Total top ten exposures	$1,640.6

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

The Securities Valuation Office (“SVO”) of the NAIC monitors the bond investments of insurers for regulatory capital and reporting purposes and, when required, assigns securities to one of six investment categories. For certain bonds, the NAIC designations closely mirror the Nationally Recognized Statistical Rating Organizations’ (“NRSRO”) credit ratings. For most corporate bonds, NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated ‘‘Baa3’’ or higher by Moody’s, or ‘‘BBB-’’ or higher by S&P. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated ‘‘Ba1’’ or lower by Moody’s, or ‘‘BB+’’ or lower by S&P.

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

		March 31, 2013			December 31, 2012
NAIC Rating	Rating Agency Equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)

1	AAA/AA/A	$27,483.0	$29,512.9	61%	$26,880.3	$28,943.8	60%
2	BBB	13,939.5	15,112.9	32	14,331.8	15,596.0	33
3	BB	2,404.9	2,351.2	5	2,416.0	2,330.1	5
4	B	660.0	625.8	1	677.2	615.7	1
5	CCC and lower	372.4	281.4	1	335.9	254.7	1
6	In or near default	248.3	135.5	—	259.2	127.0	—
	Total fixed maturities	$45,108.1	$48,019.7	100%	$44,900.4	$47,867.3	100%

Fixed maturities include 26 securities with an amortized cost of $313.0 million, gross gains of $7.6 million, gross losses of $2.4 million and a carrying amount of $318.2 million as of March 31, 2013, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios. As of March 31, 2013, based on amortized cost, 52% of our CMBS portfolio had ratings of A or higher and 31% was issued in 2005 or before and 6% of our ABS home equity portfolio had ratings of A or higher and 86% was issued in 2005 or before.

The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and year of issuance (“vintage”) for our CMBS portfolio as of the periods indicated.

	March 31, 2013
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$31.4	$32.2	$8.3	$8.3	$24.0	$24.3	$58.8	$61.5	$109.5	$95.7	$232.0	$222.0
2004	55.2	57.9	57.0	60.1	49.1	50.1	31.2	28.8	90.3	71.7	282.8	268.6
2005	341.7	366.7	47.2	51.7	39.5	39.5	108.1	108.4	213.0	152.4	749.5	718.7
2006	109.7	116.5	30.5	32.4	72.8	79.3	108.5	116.7	146.5	100.9	468.0	445.8
2007	100.1	103.0	62.3	72.0	157.1	179.4	228.2	255.9	799.7	630.2	1,347.4	1,240.5
2008	11.1	12.0	43.5	51.4	—	—	18.6	20.2	53.5	56.6	126.7	140.2
2009	82.3	89.6	106.9	114.4	—	—	—	—	—	—	189.2	204.0
2010	64.1	72.4	63.0	66.7	—	—	—	—	—	—	127.1	139.1
2011	100.4	103.9	120.3	126.5	—	—	—	—	—	—	220.7	230.4
2012	185.7	193.8	154.2	160.3	—	—	—	—	—	—	339.9	354.1
2013	24.8	24.5	5.9	5.9	—	—	—	—	—	—	30.7	30.4
Total (1)	$1,106.5	$1,172.5	$699.1	$749.7	$342.5	$372.6	$553.4	$591.5	$1,412.5	$1,107.5	$4,114.0	$3,993.8

(1)    The CMBS portfolio included agency CMBS with a $399.6 million amortized cost and a $417.8 million carrying amount.

	December 31, 2012
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)

2003 & Prior	$40.8	$41.7	$24.1	$24.3	$37.7	$38.2	$60.5	$61.4	$118.2	$98.2	$281.3	$263.8
2004	73.2	76.3	56.9	59.5	49.2	48.1	31.2	26.5	97.0	71.5	307.5	281.9
2005	345.0	373.2	47.3	51.7	39.6	39.1	91.7	88.8	211.7	140.0	735.3	692.8
2006	124.2	132.1	30.7	32.4	72.9	79.2	93.7	101.8	160.8	110.6	482.3	456.1
2007	117.1	118.4	59.5	69.9	158.6	181.2	231.7	261.6	758.4	544.8	1,325.3	1,175.9
2008	11.2	12.2	43.5	52.3	—	—	23.4	26.0	31.5	32.6	109.6	123.1
2009	92.3	101.2	100.5	108.1	—	—	—	—	—	—	192.8	209.3
2010	64.1	73.1	65.1	68.9	—	—	—	—	—	—	129.2	142.0
2011	97.5	100.6	122.2	128.3	—	—	—	—	—	—	219.7	228.9
2012	157.7	163.2	156.9	163.2	—	—	—	—	—	—	314.6	326.4
Total (1)	$1,123.1	$1,192.0	$706.7	$758.6	$358.0	$385.8	$532.2	$566.1	$1,377.6	$997.7	$4,097.6	$3,900.2

(1)    The CMBS portfolio included agency CMBS with a $403.8 million amortized cost and a $423.0 million carrying amount.

The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and vintage for our ABS home equity portfolio supported by subprime first lien mortgages as of the periods indicated.

	March 31, 2013
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)

2003 & Prior	$1.7	$1.7	$4.8	$4.9	$6.6	$6.8	$20.0	$20.4	$138.0	$127.9	$171.1	$161.7
2004	—	—	—	—	5.8	5.8	19.0	19.3	44.6	43.0	69.4	68.1
2005	—	—	—	—	3.1	3.1	—	—	71.3	63.9	74.4	67.0
2006	—	—	—	—	—	—	—	—	13.6	14.0	13.6	14.0
2007	—	—	—	—	—	—	—	—	37.4	35.0	37.4	35.0
Total	$1.7	$1.7	$4.8	$4.9	$15.5	$15.7	$39.0	$39.7	$304.9	$283.8	$365.9	$345.8

	December 31, 2012
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)

2003 & Prior	$2.0	$2.0	$4.8	$5.0	$5.7	$5.8	$21.6	$21.5	$141.4	$127.8	$175.5	$162.1
2004	—	—	—	—	5.9	5.7	19.4	19.2	44.9	40.2	70.2	65.1
2005	—	—	—	—	3.0	3.1	—	—	71.4	58.0	74.4	61.1
2006	—	—	—	—	—	—	—	—	13.8	12.6	13.8	12.6
2007	—	—	—	—	—	—	—	—	37.2	32.9	37.2	32.9
Total	$2.0	$2.0	$4.8	$5.0	$14.6	$14.6	$41.0	$40.7	$308.7	$271.5	$371.1	$333.8

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

	March 31, 2013	December 31, 2012
	($ in millions)

Total fixed maturities (public and private)	$48,019.7	$47,867.3
Problem fixed maturities (1)	$416.2	$385.8
Potential problem fixed maturities	206.3	204.6
Restructured problem fixed maturities	8.3	15.2
Total problem, potential problem and restructured fixed maturities	$630.8	$605.6
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	1.31%	1.27%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $24.7 million and $28.8 million for the three months ended March 31, 2013 and 2012, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	March 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)

Finance — Banking	$4,344.2	$222.6	$200.6	$4,366.2
Finance — Brokerage	362.6	30.1	1.1	391.6
Finance — Finance Companies	181.7	12.0	—	193.7
Finance — Financial Other	565.8	81.1	—	646.9
Finance — Insurance	2,661.1	288.1	8.4	2,940.8
Finance — REITS	910.3	66.9	2.8	974.4
Industrial — Basic Industry	1,583.9	138.9	0.7	1,722.1
Industrial — Capital Goods	1,918.4	177.8	1.1	2,095.1
Industrial — Communications	2,093.5	214.9	2.5	2,305.9
Industrial — Consumer Cyclical	1,556.5	157.7	1.5	1,712.7
Industrial — Consumer Non-Cyclical	3,249.7	306.9	2.0	3,554.6
Industrial — Energy	1,933.8	244.2	1.7	2,176.3
Industrial — Other	412.2	34.4	—	446.6
Industrial — Technology	945.6	65.5	0.2	1,010.9
Industrial — Transportation	753.3	65.7	1.4	817.6
Utility — Electric	2,731.0	299.6	12.5	3,018.1
Utility — Natural Gas	1,042.2	127.5	1.1	1,168.6
Utility — Other	289.8	30.2	—	320.0
Government guaranteed	1,226.3	171.7	1.6	1,396.4
Total corporate securities	28,761.9	2,735.8	239.2	31,258.5

Residential mortgage-backed pass-through securities	2,925.6	175.1	3.9	3,096.8
Commercial mortgage-backed securities	4,110.9	251.7	371.9	3,990.7
Residential collateralized mortgage obligations	1,063.0	32.5	6.2	1,089.3
Asset-backed securities — Home equity (1)	365.9	7.9	28.0	345.8
Asset-backed securities — All other	2,379.5	35.0	1.0	2,413.5
Collateralized debt obligations — Credit	79.3	—	39.4	39.9
Collateralized debt obligations — CMBS	52.6	3.0	6.3	49.3
Collateralized debt obligations — Loans	284.8	5.6	0.3	290.1
Collateralized debt obligations — ABS	15.0	—	0.3	14.7
Total mortgage-backed and other asset-backed securities	11,276.6	510.8	457.3	11,330.1

U.S. government and agencies	930.4	29.0	6.1	953.3
States and political subdivisions	3,260.8	234.8	3.8	3,491.8
Non-U.S. governments	484.8	107.8	0.2	592.4
Total fixed maturities, available-for-sale	$44,714.5	$3,618.2	$706.6	$47,626.1

(1)   This exposure is all related to sub-prime mortgage loans.

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)

Finance — Banking	$4,243.6	$219.9	$234.1	$4,229.4
Finance — Brokerage	377.2	31.0	1.1	407.1
Finance — Finance Companies	173.7	12.2	—	185.9
Finance — Financial Other	519.5	79.9	—	599.4
Finance — Insurance	2,748.2	280.2	11.0	3,017.4
Finance — REITS	982.8	66.3	4.1	1,045.0
Industrial — Basic Industry	1,589.0	149.7	1.0	1,737.7
Industrial — Capital Goods	2,012.7	188.1	0.6	2,200.2
Industrial — Communications	2,025.7	242.2	1.9	2,266.0
Industrial — Consumer Cyclical	1,551.0	174.1	2.9	1,722.2
Industrial — Consumer Non-Cyclical	3,303.0	332.5	1.4	3,634.1
Industrial — Energy	1,985.7	296.9	1.6	2,281.0
Industrial — Other	477.8	38.2	—	516.0
Industrial — Technology	904.8	66.4	0.4	970.8
Industrial — Transportation	730.2	64.4	0.7	793.9
Utility — Electric	2,739.5	310.6	12.1	3,038.0
Utility — Natural Gas	1,033.7	136.4	0.9	1,169.2
Utility — Other	291.1	34.1	—	325.2
Government guaranteed	1,126.7	152.8	1.6	1,277.9
Total corporate securities	28,815.9	2,875.9	275.4	31,416.4

Residential mortgage-backed pass-through securities	2,997.8	202.3	0.4	3,199.7
Commercial mortgage-backed securities	4,094.8	241.7	439.1	3,897.4
Residential collateralized mortgage obligations	1,091.9	31.2	8.9	1,114.2
Asset-backed securities — Home equity (1)	371.1	4.7	42.0	333.8
Asset-backed securities — All other	2,293.9	37.6	0.3	2,331.2
Collateralized debt obligations — Credit	79.3	—	40.0	39.3
Collateralized debt obligations — CMBS	92.2	3.4	15.1	80.5
Collateralized debt obligations — Loans	242.3	3.6	1.1	244.8
Collateralized debt obligations — ABS	15.0	—	0.4	14.6
Total mortgage-backed and other asset-backed securities	11,278.3	524.5	547.3	11,255.5

U.S. government and agencies	911.4	33.2	0.3	944.3
States and political subdivisions	2,940.4	241.1	2.7	3,178.8
Non-U.S. governments	545.5	117.9	—	663.4
Total fixed maturities, available-for-sale	$44,491.5	$3,792.6	$825.7	$47,458.4

(1)                                 This exposure is all related to sub-prime mortgage loans.

Of the $706.6 million in gross unrealized losses as of March 31, 2013, there were $2.0 million in losses attributed to securities scheduled to mature in one year or less, $17.4 million attributed to securities scheduled to mature between one to five years, $4.3 million attributed to securities scheduled to mature between five to ten years, $225.6 million attributed to securities scheduled to mature after ten years and $457.3 million related to mortgage-backed and other ABS that are not classified by maturity year. As of March 31, 2013, we were in a $2,911.6 million net unrealized gain position as compared to a $2,966.9 million net unrealized gain position as of December 31, 2012. Of the $55.3 million decrease in net unrealized gains for the three months March 31, 2013, an approximate $0.3 billion decrease can be attributed to an approximate 6 basis points increase in interest rates partially offset by an approximate $0.2 billion increase from tightening of spreads.

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

	March 31, 2013				December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,227.9	$2,453.7	$159.4	$30,522.2	$28,273.4	$2,604.1	$198.9	$30,678.6
Private	12,957.2	1,029.3	120.3	13,866.2	12,684.2	1,065.2	142.7	13,606.7
Below investment grade:
Public	1,730.1	59.8	208.7	1,581.2	1,723.1	55.2	258.8	1,519.5
Private	1,799.3	75.4	218.2	1,656.5	1,810.8	68.1	225.3	1,653.6
Total fixed maturities, available-for-sale	$44,714.5	$3,618.2	$706.6	$47,626.1	$44,491.5	$3,792.6	$825.7	$47,458.4

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2013
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$1,118.4	$8.6	$438.3	$2.7	$1,556.7	$11.3
Greater than three to six months	382.7	9.7	134.8	2.7	517.5	12.4
Greater than six to nine months	109.2	2.0	17.2	0.1	126.4	2.1
Greater than nine to twelve months	9.0	0.1	22.0	0.3	31.0	0.4
Greater than twelve to twenty-four months	103.5	9.2	87.9	8.2	191.4	17.4
Greater than twenty-four to thirty-six months	79.1	7.2	25.7	1.0	104.8	8.2
Greater than thirty-six months	576.7	122.6	564.0	105.3	1,140.7	227.9
Total fixed maturities, available-for-sale	$2,378.6	$159.4	$1,289.9	$120.3	$3,668.5	$279.7

	December 31, 2012
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$646.6	$3.7	$227.1	$1.5	$873.7	$5.2
Greater than three to six months	148.4	2.1	31.8	0.4	180.2	2.5
Greater than six to nine months	21.3	0.3	50.6	0.6	71.9	0.9
Greater than nine to twelve months	34.6	1.0	7.1	0.1	41.7	1.1
Greater than twelve to twenty-four months	205.8	17.7	167.6	10.0	373.4	27.7
Greater than twenty-four to thirty-six months	72.2	8.8	41.9	0.9	114.1	9.7
Greater than thirty-six months	811.6	165.3	706.9	129.2	1,518.5	294.5
Total fixed maturities, available-for-sale	$1,940.5	$198.9	$1,233.0	$142.7	$3,173.5	$341.6

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2013
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$21.3	$0.3	$89.4	$1.6	$110.7	$1.9
Greater than three to six months	7.5	0.2	14.3	0.7	21.8	0.9
Greater than six to nine months	7.5	0.1	43.8	1.0	51.3	1.1
Greater than nine to twelve months	—	—	8.2	0.9	8.2	0.9
Greater than twelve to twenty-four months	7.7	2.7	44.5	4.2	52.2	6.9
Greater than twenty-four to thirty-six months	13.0	1.2	12.3	7.6	25.3	8.8
Greater than thirty-six months	541.9	204.2	329.7	202.2	871.6	406.4
Total fixed maturities, available-for-sale	$598.9	$208.7	$542.2	$218.2	$1,141.1	$426.9

	December 31, 2012
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$32.9	$0.4	$47.6	$0.8	$80.5	$1.2
Greater than three to six months	7.5	0.1	76.1	1.6	83.6	1.7
Greater than six to nine months	11.0	1.2	17.1	1.4	28.1	2.6
Greater than nine to twelve months	—	—	26.7	1.6	26.7	1.6
Greater than twelve to twenty-four months	17.7	5.1	33.5	2.8	51.2	7.9
Greater than twenty-four to thirty-six months	6.8	0.3	12.4	8.4	19.2	8.7
Greater than thirty-six months	556.2	251.7	400.4	208.7	956.6	460.4
Total fixed maturities, available-for-sale	$632.1	$258.8	$613.8	$225.3	$1,245.9	$484.1

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	March 31, 2013
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$36.3	$19.8	$36.3	$19.8
Greater than three to six months	—	—	3.5	1.7	3.5	1.7
Greater than six to nine months	—	—	0.5	0.5	0.5	0.5
Greater than nine to twelve months	—	—	0.2	0.2	0.2	0.2
Greater than twelve months	181.9	250.0	398.3	287.1	580.2	537.1
Total fixed maturities, available-for-sale	$181.9	$250.0	$438.8	$309.3	$620.7	$559.3

	December 31, 2012
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$7.7	$2.4	$7.7	$2.4
Greater than three to six months	—	—	1.1	0.7	1.1	0.7
Greater than six to nine months	—	—	0.4	0.3	0.4	0.3
Greater than nine to twelve months	3.0	2.5	17.6	5.7	20.6	8.2
Greater than twelve months	194.1	269.0	457.0	379.5	651.1	648.5
Total fixed maturities, available-for-sale	$197.1	$271.5	$483.8	$388.6	$680.9	$660.1

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $10,220.7 million and $10,167.7 million as of March 31, 2013 and December 31, 2012, respectively. The carrying amount of our residential mortgage loan portfolio was $622.7 million and $657.7 million as of March 31, 2013 and December 31, 2012, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 21% and 20% of our commercial mortgage loan portfolio as of March 31, 2013 and December 31, 2012, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of March 31, 2013 and December 31, 2012, the total number of commercial mortgage loans outstanding was 967 and 977, of which 67% and 68% were for loans with principal balances less than $10 million, respectively. The average loan size of our commercial mortgage portfolio was $10.6 million and $10.4 million as of March 31, 2013 and December 31, 2012, respectively.

Commercial Mortgage Loan Credit Monitoring. For further details on monitoring and management of our commercial mortgage loan portfolio, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Investments — Mortgage Loan Credit Monitoring.”

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

There has been a decrease in the total level of problem, potential problem and restructured commercial mortgages during first quarter 2013 primarily due to loan payoffs, foreclosures, and improvement in collateral occupancies and values. The South Atlantic and East North Central regions accounted for 79% and 82% of the problem, potential problem and restructured commercial mortgages as of March 31, 2013 and December 31, 2012, respectively. Office properties accounted for 64% and  59% of the problem, potential problem and restructured commercial mortgages as of March 31, 2013 and December 31, 2012, respectively.

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated.

	March 31, 2013	December 31, 2012
	($ in millions)
Total commercial mortgages	$10,220.7	$10,167.7
Problem commercial mortgages	$73.9	$40.1
Potential problem commercial mortgages	103.1	177.6
Restructured problem commercial mortgages	0.7	—
Total problem, potential problem and restructured commercial mortgages	$177.7	$217.7
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	1.74%	2.14%

Commercial Mortgage Loan Valuation Allowance. The valuation allowance for commercial mortgage loans includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss may occur. For further details on the commercial mortgage valuation allowance, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Investments — Mortgage Loan Valuation Allowance.”

The valuation allowance decreased $10.0 million for the three months March 31, 2013, and decreased $13.0 million for the year ended December 31, 2012. The decrease in the level of valuation allowance during 2013 and 2012 was related to the same market factors as those causing the decrease in the level of problem, potential problem and restructured commercial mortgages for the three months ended March 31, 2013. The South Atlantic region accounts for the highest level of reserves at both March 31, 2013 and December 31, 2012.

The following table represents our commercial mortgage valuation allowance for the periods indicated.

	March 31, 2013	December 31, 2012
	($ in millions)
Balance, beginning of period	$51.8	$64.8
Provision	(0.5)	13.5
Charge-offs	(9.5)	(26.7)
Recoveries	—	0.2
Balance, end of period	$41.8	$51.8
Valuation allowance as % of carrying value before reserves	0.41%	0.51%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $470.2 million and $495.7 million and first lien mortgages with an amortized cost of $199.1 million and $206.4 million as of March 31, 2013 and December 31, 2012, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $31.5 million and $32.3 million as of March 31, 2013 and December 31, 2012, respectively.

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

	March 31, 2013	December 31, 2012
	($ in millions)
Balance, beginning of period	$44.4	$36.0
Provision	7.1	39.9
Charge-offs	(5.9)	(35.1)
Recoveries	1.0	3.6
Balance, end of period	$46.6	$44.4
Valuation allowance as % of carrying value before reserves	7.0%	6.3%

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2013 and December 31, 2012, the carrying amount of our equity real estate investment was $1,195.0 million, or 2%, and $1,172.5 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,104.5 million and $1,092.5 million as of March 31, 2013 and December 31, 2012, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the three months ended March 31, 2013 and the year ended December 31, 2012, there were no such impairment adjustments.

The carrying amount of real estate held for sale was $90.5 million and $80.0 million as of March 31, 2013 and December 31, 2012, respectively. There were no valuation allowances as of March 31, 2013 or December 31, 2012. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with 76% of the concentration in the South Atlantic, Pacific, and West South Central regions of the United States as of March 31, 2013. By property type, there is a concentration in office, retail, and industrial that represented approximately 79% of the equity real estate portfolio as of March 31, 2013.

Other Investments

Our other investments totaled $1,627.1 million as of March 31, 2013, compared to $1,847.4 million as of December 31, 2012. Derivative assets accounted for $816.3 million and $996.0 million in other investments as of March 31, 2013 and December 31, 2012, respectively. The remaining invested assets include equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $6,516.7 million were held by our Principal International segment as of March 31, 2013. The assets are managed by either our Principal Global Investors segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets as of March 31, 2013 and December 31, 2012, was fixed maturities. The following table excludes invested assets of the separate accounts.

	March 31, 2013		December 31, 2012
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$3,678.2	56%	$3,698.7	62%
Private	15.1	—	—	—
Equity securities	494.2	8	126.1	2
Mortgage loans:
Commercial	24.0	—	15.6	—
Residential	710.5	11	678.7	11
Real estate held for sale	4.2	—	7.0	—
Real estate held for investment	2.8	—	0.8	—
Policy loans	27.6	1	26.7	1
Other investments:
Investment in equity method subsidiaries	719.8	11	718.0	12
Direct financing leases	759.5	12	655.1	11
Derivative assets and other short-term investments	80.8	1	70.6	1
Total invested assets	6,516.7	100%	5,997.3	100%
Cash and cash equivalents	119.5		105.4
Total invested assets and cash	$6,636.2		$6,102.7

Per Chilean regulation, in order to offer its pension products, Cuprum is required to hold a 1% investment (“Encaje”) in each of the five funds it manages for its clients. Cuprum’s investment in the Encaje is dictated by client activity and all investment performance from Encaje is retained by Cuprum. We acquired $340.5 million of Encaje assets in conjunction with our February 4, 2013, acquisition of Cuprum. The Encaje assets are classified as equity securities, trading within our consolidated statements of financial position, with all mark-to-market changes reflected in net investment income.

Fixed Maturities Exposure

Economic and fiscal conditions in select European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to cause credit concerns particularly to financial institutions and banks with exposure to the European periphery region. Our exposure to the region within our International investment operations fixed maturities portfolio is manageable, representing 5.8% and 6.2% of our total International invested assets as of March 31, 2013 and December 31, 2012, respectively. Portfolio holdings with exposure to this region consist of fixed maturities issued in the same countries as our International operations by local subsidiaries of the European parent. Nearly all of the exposure is to bonds issued in Chile. In addition, we did not hold any sovereign debt issuances of the selected countries and had not bought or sold credit protection on sovereign issuances as of March 31, 2013 and December 31, 2012.

Financial sector exposure is to local subsidiary banks, subject to local capital requirements and banking regulation. The current financial exposure carries an average AA- local rating from S&P and the average time to maturity is 17 years. Non-financial sector exposure consists primarily of infrastructure bonds, which are backed by the project itself, often with minimum revenue guarantees from the government. The current non-financial exposure carries an average AA local rating from S&P. The current Italian exposure has an average time to maturity of 11 years. In addition, the current Spanish exposure has an average time to maturity of 13 years. As of March 31, 2013, our total portfolio exposure had an average price of 107 (carrying value/amortized cost).

The following table presents the carrying amount of our European periphery zone fixed maturities exposure for the periods indicated.

	March 31, 2013			December 31, 2012
Select European Exposure	Italy	Spain	Total	Italy	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$238.6	$238.6	$—	$237.3	$237.3
Non-financial institutions	11.8	125.9	137.7	11.1	125.4	136.5
Total	$11.8	$364.5	$376.3	$11.1	$362.7	$373.8

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

•                  During periods of sustained low interest rates, the interest rates that we earn on our assets may be lower than the rates assumed in pricing our insurance products, thereby reducing our profitability.  If interest rates remain low over a sustained period of time, this may result in increases in our reserves and unlocking of our DAC asset and other actuarial balances.

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

The following table provides detail on the differences between the interest rates being credited to contractholders as of March 31, 2013, and the respective guaranteed minimum interest rates, broken down by account values within the Retirement and Investor Services, U.S. Insurance Solutions and Principal International segments.

	Account values
	Retirement	U.S.			% of total
	and Investor	Insurance	Principal		account
	Services	Solutions (1)	International (2)	Total	values
	($ in millions)
Excess of crediting rates over guaranteed minimums:
Discretionary rate setting products
No difference	$8,545.1	$2,472.0	$446.4	$11,463.5	53.1%
Up to 0.50%	882.8	2,102.0	12.6	2,997.3	13.9%
0.51% to 1.00%	1,496.8	351.0	—	1,847.8	8.6%
1.01% to 1.50%	4,698.4	208.6	—	4,907.0	22.7%
1.51% to 2.00%	207.9	7.3	—	215.3	1.0%
2.01% and above	53.6	7.0	97.9	158.5	0.7%
Total discretionary rate setting products:	15,884.6	5,147.9	557.0	21,589.5	100.0%

Other contracts (3)	15,620.3	—	8,095.3	23,715.6

Total account values	$31,505.0	$5,147.9	$8,652.3	$45,305.1

Percentage of discretionary rate setting product account values at guaranteed minimum rates	54%	48%	80%	53%

(1)           Excludes policy loans.

(2)           Includes account values from our equity method subsidiaries, adjusted to reflect the proportion of the subsidiaries’ results that are reflected in our net income. Our liabilities in our Principal International segment are generally denominated in the functional currency of the country of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

(3)           Includes account values that have fixed or indexed returns where we do not have discretion in setting the rate, or where there is no guaranteed minimum rate. Excludes liabilities for future policy benefits and claims on insurance contracts that do not have an explicit account balance.

An increase in market interest rates may cause the fair value of our financial assets to decline. The reduction in the fair value of our financial assets would be partly offset by a corresponding reduction in the fair value of our financial liabilities. The following tables show the net estimated potential loss in fair value from a hypothetical 100 basis point immediate, parallel increase in interest rates as of March 31, 2013, and December 31, 2012.  Our selection of a 100 basis point immediate, parallel increase in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management’s assessment of changing market conditions and available investment opportunities.

	As of March 31, 2013
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$51,084.1	$48,731.2	$(2,352.9)
Fixed maturities, trading		628.9	602.0	(26.9)
Mortgage loans		12,350.1	11,847.0	(503.1)
Policy loans		1,051.9	966.6	(85.3)
Equity securities, trading		433.8	406.2	(27.6)
Other investments		121.8	119.4	(2.4)

Financial liabilities with interest rate risk:
Investment-type insurance contracts		(31,523.7)	(30,588.6)	935.1
Long-term debt		(3,090.4)	(2,808.7)	281.7
Bank deposits		(2,225.5)	(2,214.2)	11.3

Derivatives with interest rate risk
Interest rate swaps	$18,897.8	(309.3)	(387.2)	(77.9)
Foreign currency swaps	3,287.8	(19.0)	(20.0)	(1.0)
Equity options	1,559.7	(26.6)	(67.9)	(41.3)
Interest rate options	1,500.0	46.3	32.1	(14.2)
Swaptions	325.0	0.8	2.7	1.9
Futures	187.0	0.1	5.6	5.5

Net estimated potential loss in fair value				$(1,897.1)

	As of December 31, 2012
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$50,939.3	$48,651.7	$(2,287.6)
Fixed maturities, trading		626.7	600.6	(26.1)
Mortgage loans		12,163.7	11,686.6	(477.1)
Policy loans		1,056.8	985.9	(70.9)
Equity securities, trading		81.1	76.0	(5.1)
Other investments		119.8	117.7	(2.1)

Financial liabilities with interest rate risk:
Investment-type insurance contracts		(32,702.1)	(31,754.6)	947.5
Long-term debt		(2,951.4)	(2,671.6)	279.8
Bank deposits		(2,177.7)	(2,166.3)	11.4

Derivatives with interest rate risk
Interest rate swaps	$18,381.2	(296.1)	(377.2)	(81.1)
Foreign currency swaps	3,454.1	102.2	101.3	(0.9)
Equity options	1,559.7	34.5	(1.7)	(36.2)
Interest rate options	500.0	48.5	19.2	(29.3)
Swaptions	325.0	0.7	2.6	1.9
Futures	82.0	—	2.6	2.6

Net estimated potential loss in fair value				$(1,773.2)

The tables include only the portion of assets and liabilities that are interest rate sensitive. Separate account assets and liabilities, which are interest rate sensitive, are not included in the tables, as any interest rate risk is borne by the holder of the separate account. The fair value sensitivities of our U.S. operations’ foreign financial assets and liabilities have been netted within the foreign currency swap line item due to fully hedging the foreign exposure.

The tables above do not include approximately $29,293.0 million of liabilities relating to insurance contracts involving significant mortality or morbidity risk as of March 31, 2013 and $28,815.5 million as of December 31, 2012, which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would economically serve as a partial offset to the net interest rate risk of the financial assets and liabilities which are set forth in these tables.

The fair value sensitivity table above replaces our previous disclosure, which showed the duration gap between our liabilities and the assets backing them, as well as the net fair value change for a 100 basis point immediate, parallel increase in interest rates. We believe that the new disclosure provides more useful information, as it presents our assets and liabilities at a more granular level. The new disclosure also provides better perspective on the sensitivity of AOCI to interest rate changes. Therefore, we believe that the new disclosure provides a clearer and more comprehensive indication of the potential impact on our consolidated statements of financial position from a 100 basis point change in interest rates.

Our net estimated potential loss in fair value as of March 31, 2013, increased $123.9 million from December 31, 2012, primarily due to growth in our investment portfolio and a slight increase in the duration of our financial assets.

We manage interest rate risks in a number of ways. One of the measures we use to quantify our exposure to interest rate risk is duration, which is a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of March 31, 2013, approximately $10.1 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. We manage the interest rate risk associated with our long-term borrowings by monitoring the interest rate environment and evaluating refinancing opportunities as maturity dates approach.

In 2012, plan fiduciaries implemented a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves.  The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories.  For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7, Employee and Agent Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2012.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Valuation and Impairment of Fixed Income Investments” in our Annual Report on Form 10-K for the year ended December 31, 2012, for additional discussion of the impact interest rate increases would have on fixed maturities, available-for-sale.

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

We estimate that as of March 31, 2013, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2012. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $327.9 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2013, as compared to an estimated $184.2 million, or 10%, reduction as of December 31, 2012. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $5.0 million, or 11%, reduction in the operating earnings of our international operations for the three months ended March 31, 2013, as compared to an estimated $4.9 million, or 11%, reduction for the three months ended March 31, 2012.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $2,062.1 million and $2,209.6 million as of March 31, 2013 and December 31, 2012, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,145.2 million and $1,164.0 million as of March 31, 2013 and December 31, 2012, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our operations in Chile had currency swaps with a notional amount of $80.5 million and $80.5 million as of March 31, 2013 and December 31, 2012, respectively. Chile also utilized currency forwards with a notional amount of $251.3 million and $257.2 million as of March 31, 2013 and December 31, 2012, respectively.

We used currency options with a notional amount of $1,400.0 million and currency forwards with a notional amount of $300.0 million as of December 31, 2012, to manage the foreign currency risk associated with a business combination. There were no hedges of business combinations outstanding at March 31, 2013. Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2013 or 2012.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of March 31, 2013 and December 31, 2012, the fair value of our equity securities was $879.2 million and $389.3 million, respectively. The increase is primarily due to equity securities that we acquired as part of the Cuprum acquisition that was completed in first quarter 2013. As of March 31, 2013, we estimate that a 10% decline in the value of the equity securities would result in a decline in fair value of the equity securities of $87.9 million, as compared to a decline in fair value of the equity securities of $38.9 million as of December 31, 2012.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred acquisition costs and other actuarial balances. We estimate that an immediate 10% decline in the S&P index, followed by a 2% per quarter increase would reduce our annual operating earnings by approximately 4% to 6%. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Policy Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for year ended December 31, 2012.

The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our exposure will change as a result of changes in our mix of business.

We also have equity risk associated with (1) fixed deferred annuity contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit (“GMDB”) that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment-type contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” in our Annual Report on Form 10-K for year ended December 31, 2012.

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity product, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile. We economically hedge the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps. We economically hedge the investment contract exposure to an external equity index using equity call options. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. We economically hedge these exposures, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $550.6 million, $1,559.7 million, and $2,931.5 million, respectively, as of March 31, 2013, and notional amounts of $455.6 million, $1,811.8 million, and $2,904.8 million, respectively, as of December 31, 2012.

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

Use of Derivatives to Diversify or Hedge Credit Risk. We purchase credit default swaps to hedge credit exposures in our investment portfolio and total return swaps to hedge our investment portfolio from credit losses. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 5, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $322.8 million and $359.8 million and total return swaps of $100.0 million and $100.0 million as of March 31, 2013 and December 31, 2012, respectively. We had credit exposure through credit default swaps with a notional amount of $110.4 million and $110.4 million as of March 31, 2013 and December 31, 2012, respectively, by investing in various tranches of a synthetic collateralized debt obligation. In addition, we sold credit default swaps creating replicated assets with a notional amount of $821.0 million and $908.1 million as of March 31, 2013 and December 31, 2012, respectively.

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

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Investments” under the caption, “Balance Sheet Offsetting.”  We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As a result of our management of our counterparty risk and the collateralization of our derivative portfolio, any deterioration in our derivative counterparties’ credit would not materially impact our financial statements as of March 31, 2013.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2013, and have concluded that our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

Issuer Purchases of Equity Securities

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2013 — January 31, 2013	800,177	$29.55	796,502	$18.6
February 1, 2013 — February 29, 2013	623,549	30.94	600,853	150.0
March 1, 2013 — March 31, 2013	1,472,980	32.53	996,654	117.0
Total	2,896,706		2,394,009

(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)

Our Board of Directors authorized a repurchase program in May 2012 of up to $200.0 million of our outstanding common stock. The program was completed in February 2013. In February 2013, our Board of Directors authorized a repurchase program of up to $150.0 million of our outstanding common stock.

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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: May 1, 2013	By	/s/ Terrance J. Lillis
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.