Form 10-Q
period 2013-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2013-07-31
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 24, 2013, was 294,349,361.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	June 30, 2013	December 31, 2012
	(Unaudited)	(As adjusted)
	(in millions)
Assets
Fixed maturities, available-for-sale (2013 and 2012 include $232.8 million and $194.6 million related to consolidated variable interest entities)	$49,191.6	$50,939.3
Fixed maturities, trading (2013 and 2012 both include $110.4 million related to consolidated variable interest entities)	589.8	626.7
Equity securities, available-for-sale	135.3	136.5
Equity securities, trading	636.7	252.8
Mortgage loans	12,121.7	11,519.7
Real estate	1,264.8	1,180.3
Policy loans	865.3	864.9
Other investments (2013 and 2012 include $76.6 million and $80.3 million related to consolidated variable interest entities and $116.5 million and $113.9 million measured at fair value under the fair value option)	2,976.3	3,291.1
Total investments	67,781.5	68,811.3
Cash and cash equivalents	1,110.5	4,177.2
Accrued investment income	565.4	584.4
Premiums due and other receivables	1,219.0	1,084.4
Deferred acquisition costs	2,925.4	2,590.0
Property and equipment	476.4	464.2
Goodwill	1,138.5	543.4
Other intangibles	1,517.3	914.7
Separate account assets (2013 includes $33,179.6 million related to consolidated variable interest entities)	118,740.2	81,653.8
Other assets	1,038.5	1,006.8
Total assets	$196,512.7	$161,830.2
Liabilities
Contractholder funds	$36,269.7	$37,786.5
Future policy benefits and claims	22,129.5	22,436.2
Other policyholder funds	739.5	716.4
Short-term debt	175.3	40.8
Long-term debt	2,578.6	2,671.3
Income taxes currently payable	7.2	15.3
Deferred income taxes	578.7	600.0
Separate account liabilities (2013 includes $33,179.6 million related to consolidated variable interest entities)	118,740.2	81,653.8
Other liabilities (2013 and 2012 include $314.4 million and $302.9 million related to consolidated variable interest entities, of which $98.9 million and $85.0 million are measured at fair value under the fair value option)	5,831.5	6,146.1
Total liabilities	187,050.2	152,066.4

Redeemable noncontrolling interest	53.6	60.4

Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2013 and 2012	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2013 and 2012	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 456.5 million and 453.5 million shares issued, and 293.9 million and 293.8 million shares outstanding in 2013 and 2012	4.6	4.5
Additional paid-in capital	9,819.8	9,730.9
Retained earnings	5,125.2	4,862.0
Accumulated other comprehensive income (loss)	(0.5)	640.3
Treasury stock, at cost (162.6 million and 159.7 million shares in 2013 and 2012)	(5,645.8)	(5,554.4)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	9,303.4	9,683.4
Noncontrolling interest	105.5	20.0
Total stockholders’ equity	9,408.9	9,703.4
Total liabilities and stockholders’ equity	$196,512.7	$161,830.2

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Revenues
Premiums and other considerations	$737.2	$681.3	$1,431.9	$1,361.1
Fees and other revenues	803.8	636.1	1,537.4	1,234.1
Net investment income	749.7	801.0	1,539.0	1,625.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(53.4)	32.2	(79.8)	54.3
Total other-than-temporary impairment losses on available-for- sale securities	(24.6)	(49.1)	(69.3)	(82.8)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(2.1)	17.1	18.1	22.0
Net impairment losses on available-for-sale securities	(26.7)	(32.0)	(51.2)	(60.8)
Net realized capital gains (losses)	(80.1)	0.2	(131.0)	(6.5)
Total revenues	2,210.6	2,118.6	4,377.3	4,214.5
Expenses
Benefits, claims and settlement expenses	1,095.7	1,110.0	2,190.2	2,322.5
Dividends to policyholders	47.5	49.5	95.8	99.8
Operating expenses	801.8	729.6	1,597.5	1,284.7
Total expenses	1,945.0	1,889.1	3,883.5	3,707.0
Income before income taxes	265.6	229.5	493.8	507.5
Income taxes	29.0	50.9	67.2	107.6
Net income	236.6	178.6	426.6	399.9
Net income attributable to noncontrolling interest	6.0	2.7	9.5	11.9
Net income attributable to Principal Financial Group, Inc.	230.6	175.9	417.1	388.0
Preferred stock dividends	8.3	8.3	16.5	16.5
Net income available to common stockholders	$222.3	$167.6	$400.6	$371.5

Earnings per common share
Basic earnings per common share	$0.76	$0.56	$1.36	$1.24

Diluted earnings per common share	$0.75	$0.56	$1.35	$1.22

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)

Net income	$236.6	$178.6	$426.6	$399.9
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(453.7)	100.7	(553.0)	262.0
Noncredit component of impairment losses on fixed maturities, available-for-sale	0.7	(9.9)	(10.6)	(10.8)
Net unrealized gains (losses) on derivative instruments	(0.3)	48.9	21.7	45.4
Foreign currency translation adjustment	(190.4)	(83.5)	(136.0)	(23.9)
Net unrecognized postretirement benefit obligation	13.8	8.8	27.6	17.5
Other comprehensive income (loss)	(629.9)	65.0	(650.3)	290.2
Comprehensive income (loss)	(393.3)	243.6	(223.7)	690.1
Comprehensive income (loss) attributable to noncontrolling interest	(2.4)	2.1	—	12.1
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$(390.9)	$241.5	$(223.7)	$678.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Accumulated
	Series A	Series B		Additional		other			Total
	preferred	preferred	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	stock	stock	capital	earnings	income (loss)	stock	interest	equity
	(in millions)
Balances at January 1, 2012 (as adjusted)	$—	$0.1	$4.5	$9,634.7	$4,323.4	$271.4	$(5,281.7)	$353.8	$9,306.2
Common stock issued	—	—	—	11.7	—	—	—	—	11.7
Stock-based compensation and additional related tax benefits	—	—	—	39.0	(1.8)	—	—	—	37.2
Treasury stock acquired, common	—	—	—	—	—	—	(203.2)	—	(203.2)
Dividends to common stockholders	—	—	—	—	(108.0)	—	—	—	(108.0)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5.7)	(5.7)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	6.2	6.2
Deconsolidation of certain variable interest entities	—	—	—	—	—	—	—	(353.2)	(353.2)
Net income (excludes $0.7 million attributable to redeemable noncontrolling interest)	—	—	—	—	388.0	—	—	11.2	399.2
Other comprehensive income (excludes $0.3 million attributable to redeemable noncontrolling interest)	—	—	—	—	—	290.0	—	(0.1)	289.9
Balances at June 30, 2012	$—	$0.1	$4.5	$9,685.4	$4,585.1	$561.4	$(5,484.9)	$12.2	$9,363.8

Balances at January 1, 2013	$—	$0.1	$4.5	$9,730.9	$4,862.0	$640.3	$(5,554.4)	$20.0	$9,703.4
Common stock issued	—	—	0.1	37.7	—	—	—	—	37.8
Stock-based compensation and additional related tax benefits	—	—	—	38.1	(2.2)	—	—	—	35.9
Treasury stock acquired, common	—	—	—	—	—	—	(91.4)	—	(91.4)
Dividends to common stockholders	—	—	—	—	(135.2)	—	—	—	(135.2)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(6.4)	(6.4)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	115.9	115.9
Purchase of subsidiary shares from noncontrolling interest	—	—	—	1.6	—	—	—	(47.2)	(45.6)
Sale of subsidiary shares to noncontrolling interest	—	—	—	11.5	—	—	—	20.3	31.8
Net income (excludes $1.1 million attributable to redeemable noncontrolling interest)	—	—	—	—	417.1	—	—	8.4	425.5
Other comprehensive loss (excludes $(4.0) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(640.8)	—	(5.5)	(646.3)
Balances at June 30, 2013	$—	$0.1	$4.6	$9,819.8	$5,125.2	$(0.5)	$(5,645.8)	$105.5	$9,408.9

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2013	2012
	(in millions)
Operating activities
Net income	$426.6	$399.9
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	101.6	(56.4)
Additions to deferred acquisition costs	(236.6)	(197.7)
Accrued investment income	19.0	25.7
Net cash flows for trading securities	(27.4)	81.2
Premiums due and other receivables	(44.5)	82.4
Contractholder and policyholder liabilities and dividends	461.6	806.3
Current and deferred income taxes (benefits)	136.3	(18.4)
Net realized capital losses	131.0	6.5
Depreciation and amortization expense	75.2	66.2
Mortgage loans held for sale, acquired or originated	—	(42.9)
Mortgage loans held for sale, sold or repaid, net of gain	0.2	60.6
Real estate acquired through operating activities	(54.3)	(14.5)
Real estate sold through operating activities	11.6	2.0
Stock-based compensation	36.2	37.5
Other	(252.9)	263.6
Net adjustments	357.0	1,102.1
Net cash provided by operating activities	783.6	1,502.0
Investing activities
Available-for-sale securities:
Purchases	(4,921.6)	(3,911.8)
Sales	1,099.4	695.1
Maturities	3,955.4	3,102.3
Mortgage loans acquired or originated	(1,778.4)	(1,310.9)
Mortgage loans sold or repaid	1,079.9	816.0
Real estate acquired	(46.9)	(39.8)
Net purchases of property and equipment	(11.9)	(24.7)
Purchase of interests in subsidiaries, net of cash acquired	(1,268.3)	(62.5)
Net change in other investments	(30.2)	(90.5)
Net cash used in investing activities	(1,922.6)	(826.8)
Financing activities
Issuance of common stock	37.8	11.7
Acquisition of treasury stock	(91.4)	(203.2)
Proceeds from financing element derivatives	14.6	20.8
Payments for financing element derivatives	(24.3)	(26.4)
Excess tax benefits from share-based payment arrangements	6.8	10.7
Purchase of subsidiary shares from noncontrolling interest	(47.2)	—
Sale of subsidiary shares to noncontrolling interest	31.8	—
Dividends to common stockholders	(135.2)	(108.0)
Dividends to preferred stockholders	(8.2)	(8.2)
Issuance of long-term debt	9.1	9.1
Principal repayments of long-term debt	(211.9)	(1.5)
Net proceeds from short-term borrowings	131.7	155.5
Investment contract deposits	3,157.3	2,886.7
Investment contract withdrawals	(4,771.4)	(4,595.4)
Net decrease in banking operation deposits	(23.8)	(10.6)
Other	(3.4)	(3.7)
Net cash used in financing activities	(1,927.7)	(1,862.5)
Net decrease in cash and cash equivalents	(3,066.7)	(1,187.3)
Cash and cash equivalents at beginning of period	4,177.2	2,833.9
Cash and cash equivalents at end of period	$1,110.5	$1,646.6

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2012, included in our Form 10-K for the year ended December 31, 2012, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2012, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to prior period financial statements to conform to the June 30, 2013, presentation.

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

We have revised our prior period consolidated financial statements accordingly. These revisions, inclusive of any other potential adjustments, are not material in any prior period based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletin 108, and, as a result, amendment of previously filed periodic reports is not required. Rather, these revisions will be made the next time we file the prior period consolidated financial statements. See our March 31, 2013, Form 10-Q filed with the SEC on May 1, 2013, for historical impacts of this revision.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires the liability related to certain unrecognized benefits to be offset against a deferred tax asset from operating loss carryforwards. This guidance will be effective for us beginning January 1, 2014, and is not expected to have a material impact on our consolidated financial statements.

In June 2013, the FASB issued authoritative guidance that formalizes the definition of an investment company. This guidance will be effective for us beginning January 1, 2014, and is not expected to have a material impact on our consolidated financial statements.

In March 2013, the FASB issued authoritative guidance that clarifies how the cumulative translation adjustment (“CTA”) related to a parent’s investment in a foreign entity should be released when certain transactions related to the foreign entity occur. This guidance will be effective prospectively for us beginning on January 1, 2014, and is not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued authoritative guidance that requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”). Entities are required to disclose information regarding changes in AOCI balances by component and significant items reclassified out of AOCI by component either on the face of the

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

At June 30, 2013 and December 31, 2012, the separate account assets include a separate account valued at $181.6 million and $148.3 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Acquisition

On February 4, 2013, we completed the purchase of Cuprum, a premier pension manager in Chile that will grow our ability to offer customers in Chile unmatched pension savings and retirement solutions. Our acquisition agreement required Empresas Penta S.A. and Inversiones Banpenta Limitada to sell their 63% ownership in Cuprum pursuant to a public tender offer that also included the remaining 37% of publicly traded shares. As a result of the public tender offer, we initially acquired a 91.55% ownership stake in Cuprum for a purchase price of $1.3 billion. Cuprum is consolidated within the Principal International segment on a one-month lag.

A summary of the fair values of the net assets acquired as of February 4, 2013, based upon current valuation estimates, is as follows (in millions):

Assets
Equity securities, available-for-sale	$3.2
Equity securities, trading	340.5
Real estate	1.9
Other investments	24.2
Cash and cash equivalents	3.5
Premiums due and other receivables	1.4
Property and equipment	19.6
Goodwill	633.3
Other intangibles	671.3
Separate account assets	33,919.4
Other assets	27.3
Total assets	35,645.6
Liabilities
Short-term debt	5.0
Long-term debt	114.6
Separate account liabilities	33,919.4
Other liabilities	229.5
Total liabilities	34,268.5
Noncontrolling interest	113.6
Net assets acquired	$1,263.5

Of the acquired intangible assets, $633.3 million was assigned to goodwill and is not subject to amortization. The goodwill is largely related to future sales anticipated from our internal workforce and entity-specific revenue synergies that will be generated by combining Cuprum with our existing businesses.

Of the remaining acquired intangible assets, $185.2 million was assigned to trade name, which is not subject to amortization, and $486.1 million was assigned to customer relationships, which is subject to amortization over a 15-year useful life.

See Note 3, Variable Interest Entities, for further information on Cuprum’s separate account assets and liabilities.

The following (unaudited) pro forma consolidated results of operations have been prepared to show the impact of the acquisition of Cuprum as if the acquisition had occurred January 1, 2013, for the three and six months ended June 30, 2013, and on January 1, 2012, for the three and six months ended June 30, 2012. This supplemental pro forma information has been prepared for comparative purposes and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

	For the three months ended,		For the six months ended,
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions, except per share data)

Total revenues	$2,210.6	$2,157.7	$4,427.3	$4,316.8
Net income	236.6	205.5	447.1	455.7
Basic earnings per common share	0.76	0.69	1.52	1.52
Diluted earnings per common share	0.75	0.68	1.51	1.50

The (unaudited) total revenues and net income of Cuprum included in the consolidated statement of operations from the acquisition date to the period ended June 30, 2013, were as follows:

	For the three months ended,	For the six months ended,
	June 30, 2013	June 30, 2013
	(in millions)
Total revenues	$58.4	$76.7
Net income	26.1	35.4

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

Collateralized Private Investment Vehicle

We invest in synthetic collateralized debt obligations, collateralized bond obligations, collateralized loan obligations and other collateralized structures, which are VIEs due to insufficient equity to sustain the entities (collectively known as “collateralized private investment vehicles”). The performance of the notes of these structures is primarily linked to a synthetic portfolio by derivatives; each note has a specific loss attachment and detachment point. The notes and related derivatives are collateralized by a pool of permitted investments. The investments are held by a trustee and can only be liquidated to settle obligations of the trusts. These obligations primarily include derivatives and the notes due at maturity or termination of the trusts. We determined we are the primary beneficiary for one of these entities because we act as the investment manager of the underlying portfolio and we have an ownership interest.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

Mandatory Retirement Savings

As a result of our first quarter 2013 acquisition of Cuprum, we hold an equity interest in mandatory privatized social security funds in which we provide asset management services. We determined that the mandatory privatized social security funds, which include contributors for voluntary pension savings, voluntary non-pension savings and compensation savings accounts, are VIEs. This is because the equity holders as a group lack the power, due to voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance and also because equity investors are protected from below-average market investment returns relative to the industry’s return, due to a regulatory guarantee that we provide. Further we concluded that we are the primary beneficiary through our power to make decisions and our variable interest in the funds. The purpose of the funds, which reside in legally segregated entities, is to provide long-term retirement savings. The obligation to the client is directly related to the assets held in the funds and, as such, we present the assets as separate account assets and the obligation as separate account liabilities within our consolidated statements of financial position.

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

		Collateralized		Mandatory
		private investment		retirement
	Grantor trusts	vehicle	CMBS	savings	Total
	(in millions)
June 30, 2013
Fixed maturities, available-for-sale	$232.8	$—	$—	$—	$232.8
Fixed maturities, trading	—	110.4	—	—	110.4
Other investments	—	—	76.6	—	76.6
Accrued investment income	0.4	—	0.5	—	0.9
Separate account assets	—	—	—	33,179.6	33,179.6
Total assets	$233.2	$110.4	$77.1	$33,179.6	$33,600.3
Deferred income taxes	$1.7	$—	$—	$—	$1.7
Separate account liabilities	—	—	—	33,179.6	33,179.6
Other liabilities (1)	176.6	98.3	39.5	—	314.4
Total liabilities	$178.3	$98.3	$39.5	$33,179.6	$33,495.7
December 31, 2012
Fixed maturities, available-for-sale	$194.6	$—	$—	$—	$194.6
Fixed maturities, trading	—	110.4	—	—	110.4
Other investments	—	—	80.3	—	80.3
Accrued investment income	0.5	—	0.6	—	1.1
Total assets	$195.1	$110.4	$80.9	$—	$386.4
Deferred income taxes	$1.8	$—	$—	$—	$1.8
Other liabilities (1)	152.4	104.8	45.7	—	302.9
Total liabilities	$154.2	$104.8	$45.7	$—	$304.7

(1)            Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; the collateralized private investment vehicle includes derivative liabilities and an obligation to redeem notes at maturity or termination of the trust; and CMBS includes an obligation to the bondholders.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

We did not provide financial or other support to investees designated as VIEs for the six months ended June 30, 2013 and 2012.

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

We have invested in partnerships, some of which are classified as VIEs. The returns of the partnership are in the form of income tax credits and investment income. These entities are classified as VIEs as the general partner does not have an equity investment at risk in the entity. We have determined we are not the primary beneficiary because we are not the general partner, who makes all the significant decisions for the entity.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
June 30, 2013
Fixed maturities, available-for-sale:
Corporate	$500.4	$412.3
Residential mortgage-backed pass-through securities	2,939.4	2,849.5
Commercial mortgage-backed securities	3,953.3	4,087.6
Collateralized debt obligations	355.4	383.6
Other debt obligations	3,916.0	3,914.8
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	60.8	60.8
Commercial mortgage-backed securities	2.0	2.0
Collateralized debt obligations	60.3	60.3
Other debt obligations	1.7	1.7
Other investments:
Other limited partnership interests	128.6	128.6

December 31, 2012
Fixed maturities, available-for-sale:
Corporate	$523.2	$403.7
Residential mortgage-backed pass-through securities	3,226.7	3,022.7
Commercial mortgage-backed securities	3,897.4	4,094.8
Collateralized debt obligations	379.2	428.8
Other debt obligations	3,779.2	3,756.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	77.7	77.7
Commercial mortgage-backed securities	2.8	2.8
Collateralized debt obligations	56.4	56.4
Other debt obligations	3.2	3.2
Other investments:
Other limited partnership interests	136.2	136.2

(1)         Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and other investments. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading.

Sponsored Investment Funds

We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities’ net assets. As of June 30, 2013 and December 31, 2012, these VIEs held $1.6 billion and $1.5 billion in total assets, respectively. We have no contractual obligation to contribute to the funds.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
June 30, 2013
Fixed maturities, available-for-sale:
U.S. government and agencies	$800.8	$18.4	$26.8	$792.4	$—
Non-U.S. government and agencies	882.3	176.4	7.2	1,051.5	—
States and political subdivisions	3,349.0	138.6	59.4	3,428.2	—
Corporate	31,070.7	2,083.1	398.4	32,755.4	17.0
Residential mortgage-backed pass-through securities	2,849.5	118.4	28.5	2,939.4	—
Commercial mortgage-backed securities	4,087.6	191.9	326.2	3,953.3	221.1
Collateralized debt obligations	383.6	8.6	36.8	355.4	3.5
Other debt obligations	3,914.8	52.2	51.0	3,916.0	78.5
Total fixed maturities, available-for-sale	$47,338.3	$2,787.6	$934.3	$49,191.6	$320.1
Total equity securities, available-for-sale	$132.4	$12.2	$9.3	$135.3
December 31, 2012
Fixed maturities, available-for-sale:
U.S. government and agencies	$911.4	$33.2	$0.3	$944.3	$—
Non-U.S. government and agencies	944.9	264.3	0.9	1,208.3	—
States and political subdivisions	2,940.4	241.1	2.7	3,178.8	—
Corporate	31,615.4	3,029.9	319.9	34,325.4	19.5
Residential mortgage-backed pass-through securities	3,022.7	204.4	0.4	3,226.7	—
Commercial mortgage-backed securities	4,094.8	241.7	439.1	3,897.4	195.4
Collateralized debt obligations	428.8	7.0	56.6	379.2	4.3
Other debt obligations	3,756.9	73.5	51.2	3,779.2	82.8
Total fixed maturities, available-for-sale	$47,715.3	$4,095.1	$871.1	$50,939.3	$302.0
Total equity securities, available-for-sale	$132.4	$12.6	$8.5	$136.5

(1)         Excludes $135.9 million and $95.0 million as of June 30, 2013 and December 31, 2012, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

The amortized cost and fair value of fixed maturities available-for-sale at June 30, 2013, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$3,129.8	$3,175.7
Due after one year through five years	13,183.6	13,775.2
Due after five years through ten years	8,615.9	9,141.5
Due after ten years	11,173.5	11,935.1
Subtotal	36,102.8	38,027.5
Mortgage-backed and other asset-backed securities	11,235.5	11,164.1
Total	$47,338.3	$49,191.6

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision and impairments of real estate held for investment. Investment gains and losses on sales of certain real estate held for sale, which do not meet the criteria for classification as a discontinued operation and mark-to-market adjustments on trading securities that support investment strategies that involve the active and frequent purchase and sale of fixed maturities and on trading securities that represent mandatory required investments are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$6.3	$4.4	$21.8	$19.7
Gross losses	(29.7)	(50.8)	(80.4)	(86.9)
Other-than-temporary impairment losses reclassified to (from) OCI	(2.1)	17.1	18.1	22.0
Hedging, net	(60.8)	23.4	(89.8)	6.7
Fixed maturities, trading	(6.3)	(2.0)	(6.2)	1.0
Equity securities, available-for-sale:
Gross gains	0.1	—	0.1	0.1
Gross losses	(0.1)	—	(0.1)	—
Equity securities, trading	5.2	(3.5)	11.5	30.7
Mortgage loans	(10.8)	(10.2)	(17.0)	(21.3)
Derivatives	11.8	2.8	30.0	30.4
Other	6.3	19.0	(19.0)	(8.9)
Net realized capital gains (losses)	$(80.1)	$0.2	$(131.0)	$(6.5)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $540.2 million and $285.9 million for the three months ended June 30, 2013 and 2012, and $1,100.3 million and $716.1 million for the six months ended June 30, 2013 and 2012, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Fixed maturities, available-for-sale	$(24.5)	$(49.1)	$(69.2)	$(82.8)
Equity securities, available-for-sale	(0.1)	—	(0.1)	—
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(24.6)	(49.1)	(69.3)	(82.8)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	(2.1)	17.1	18.1	22.0
Net impairment losses on available-for-sale securities	$(26.7)	$(32.0)	$(51.2)	$(60.8)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Beginning balance	$(318.6)	$(404.7)	$(335.2)	$(434.8)
Credit losses for which an other-than-temporary impairment was not previously recognized	(1.9)	(9.5)	(6.2)	(16.9)
Credit losses for which an other-than-temporary impairment was previously recognized	(16.8)	(19.1)	(35.1)	(39.9)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	32.7	56.5	68.5	113.8
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	3.1	1.3	6.5	2.3
Ending balance	$(301.5)	$(375.5)	$(301.5)	$(375.5)

(1)   Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	June 30, 2013
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$415.0	$26.8	$—	$—	$415.0	$26.8
Non-U.S. governments	95.7	4.1	17.5	3.1	113.2	7.2
States and political subdivisions	1,195.5	57.0	16.0	2.4	1,211.5	59.4
Corporate	4,359.6	154.4	1,465.3	244.0	5,824.9	398.4
Residential mortgage-backed pass-through securities	923.9	28.4	2.1	0.1	926.0	28.5
Commercial mortgage-backed securities	611.3	14.3	569.1	311.9	1,180.4	326.2
Collateralized debt obligations	58.9	0.4	47.1	36.4	106.0	36.8
Other debt obligations	1,421.4	20.0	266.5	31.0	1,687.9	51.0
Total fixed maturities, available-for-sale	$9,081.3	$305.4	$2,383.6	$628.9	$11,464.9	$934.3
Total equity securities, available-for-sale	$12.4	$0.1	$52.0	$9.2	$64.4	$9.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $10,926.2 million in available-for-sale fixed maturities with gross unrealized losses of $885.5 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 85% were investment grade (rated AAA through BBB-) with an average price of 93 (carrying value/amortized cost) at June 30, 2013. Gross unrealized losses in our fixed maturities portfolio increased slightly during the six months ended June 30, 2013, due to an increase in interest rates.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 1,141 securities with a carrying value of $8,777.9 million and unrealized losses of $292.4 million reflecting an average price of 97 at June 30, 2013. Of this portfolio, 92% was investment grade (rated AAA through BBB-) at June 30, 2013, with associated unrealized losses of $275.6 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 379 securities with a carrying value of $2,148.3 million and unrealized losses of $593.1 million. The average rating of this portfolio was BBB- with an average price of 78 at June 30, 2013. Of the $593.1 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $311.9 million in unrealized losses with an average price of 65 and an average credit rating of BB-. The remaining unrealized losses consist primarily of $211.4 million within the corporate sector at June 30, 2013. The average price of the corporate sector was 86 and the average credit rating was BBB+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at June 30, 2013.

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
June 30, 2013
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

	June 30, 2013	December 31, 2012
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$2,163.9	$3,562.5
Noncredit component of impairment losses on fixed maturities, available-for-sale	(320.1)	(302.0)
Net unrealized gains on equity securities, available-for-sale	2.9	4.1
Adjustments for assumed changes in amortization patterns	(296.9)	(515.2)
Adjustments for assumed changes in policyholder liabilities	(733.5)	(1,198.7)
Net unrealized gains on derivative instruments	104.4	90.7
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	112.0	191.3
Provision for deferred income taxes	(338.9)	(597.0)
Net unrealized gains on available-for-sale securities and derivative instruments	$693.8	$1,235.7

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

	June 30, 2013	December 31, 2012
	(in millions)

Commercial mortgage loans	$10,918.7	$10,235.1
Residential mortgage loans	1,297.9	1,382.0
Total amortized cost	12,216.6	11,617.1

Valuation allowance	(94.9)	(97.4)
Total carrying value	$12,121.7	$11,519.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $22.5 million and $50.9 million of residential mortgage loans during the three months ended June 30, 2013 and 2012, and $71.0 million and $62.3 million during the six months ended June 30, 2013 and 2012, respectively. We sold $0.0 million and $6.3 million of residential mortgage loans during the three months ended June 30, 2013 and 2012, and $0.0 million and $12.1 million during the six months ended June 30, 2013 and 2012, respectively. We purchased $141.1 million and $30.4 million of commercial mortgage loans during the three months ended June 30, 2013 and 2012, and $141.1 million and $61.4 million during the six months ended June 30, 2013 and 2012, respectively. We sold $0.0 million and $4.0 million of commercial mortgage loans during the three months ended June 30, 2013 and 2012, and $13.0 million and $4.0 million during the six months ended June 30, 2013 and 2012, respectively.

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2013		December 31, 2012
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$557.4	5.1%	$536.6	5.2%
Middle Atlantic	2,550.4	23.4	2,233.4	21.8
East North Central	592.5	5.4	635.6	6.2
West North Central	326.7	3.0	377.3	3.7
South Atlantic	2,132.4	19.5	2,135.0	20.9
East South Central	196.9	1.8	244.8	2.4
West South Central	848.0	7.8	767.9	7.5
Mountain	850.2	7.8	726.6	7.1
Pacific	2,842.2	26.0	2,562.3	25.0
International	22.0	0.2	15.6	0.2
Total	$10,918.7	100.0%	$10,235.1	100.0%

Property type distribution
Office	$3,636.2	33.3%	$3,078.8	30.1%
Retail	2,813.9	25.8	2,928.3	28.6
Industrial	1,844.1	16.9	1,765.5	17.2
Apartments	1,860.7	17.0	1,685.9	16.5
Hotel	436.0	4.0	445.8	4.4
Mixed use/other	327.8	3.0	330.8	3.2
Total	$10,918.7	100.0%	$10,235.1	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $441.9 million and $495.7 million and first lien mortgages with an amortized cost of $856.0 million and $886.3 million as of June 30, 2013 and December 31, 2012, respectively. Most of our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	June 30, 2013
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$8,210.0	$207.8	$8,417.8
BBB+ thru BBB-	1,758.9	271.1	2,030.0
BB+ thru BB-	217.3	1.0	218.3
B+ and below	250.4	2.2	252.6
Total	$10,436.6	$482.1	$10,918.7

	December 31, 2012
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$7,257.7	$231.3	$7,489.0
BBB+ thru BBB-	1,804.5	294.9	2,099.4
BB+ thru BB-	266.8	1.6	268.4
B+ and below	376.0	2.3	378.3
Total	$9,705.0	$530.1	$10,235.1

Residential Credit Risk Profile Based on Performance Status

Our residential mortgage loan portfolio is monitored based on performance of the loans. Monitoring on a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. We define non-performing residential mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	June 30, 2013
	Home equity	First liens	Total
	(in millions)
Performing	$421.1	$834.5	$1,255.6
Nonperforming	20.8	21.5	42.3
Total	$441.9	$856.0	$1,297.9

	December 31, 2012
	Home equity	First liens	Total
	(in millions)
Performing	$472.6	$865.0	$1,337.6
Nonperforming	23.1	21.3	44.4
Total	$495.7	$886.3	$1,382.0

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

The amortized cost of mortgage loans on non-accrual status was as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Commercial:
Brick and mortar	$32.3	$44.5
Residential:
Home equity	20.8	23.1
First liens	13.3	13.2
Total	$66.4	$80.8

The aging of our mortgage loans, based on amortized cost, was as follows:

	June 30, 2013
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$19.7	$19.7	$10,416.9	$10,436.6	$—
Commercial-CTL	—	—	—	—	482.1	482.1	—
Residential-home equity	4.1	1.5	2.8	8.4	433.5	441.9	—
Residential-first liens	31.3	8.3	19.2	58.8	797.2	856.0	8.2
Total	$35.4	$9.8	$41.7	$86.9	$12,129.7	$12,216.6	$8.2

	December 31, 2012
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$32.8	$13.7	$—	$46.5	$9,658.5	$9,705.0	$—
Commercial-CTL	—	—	—	—	530.1	530.1	—
Residential-home equity	5.7	2.8	3.9	12.4	483.3	495.7	—
Residential-first liens	22.3	5.1	19.8	47.2	839.1	886.3	8.1
Total	$60.8	$21.6	$23.7	$106.1	$11,511.0	$11,617.1	$8.1

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
June 30, 2013
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

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	For the three months ended June 30, 2013
	Commercial	Residential	Total
	(in millions)
Beginning balance	$41.8	$47.7	$89.5
Provision	6.5	4.3	10.8
Charge-offs	(1.2)	(5.4)	(6.6)
Recoveries	0.6	0.7	1.3
Effect of exchange rates	—	(0.1)	(0.1)
Ending balance	$47.7	$47.2	$94.9

	For the six months ended June 30, 2013
	Commercial	Residential	Total
	(in millions)
Beginning balance	$51.8	$45.6	$97.4
Provision	6.0	11.3	17.3
Charge-offs	(10.7)	(11.3)	(22.0)
Recoveries	0.6	1.7	2.3
Effect of exchange rates	—	(0.1)	(0.1)
Ending balance	$47.7	$47.2	$94.9
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$10.3	$10.7	$21.0
Collectively evaluated for impairment	37.4	36.5	73.9
Allowance ending balance	$47.7	$47.2	$94.9
Loan balance by basis of impairment method:
Individually evaluated for impairment	$28.6	$36.8	$65.4
Collectively evaluated for impairment	10,890.1	1,261.1	12,151.2
Loan ending balance	$10,918.7	$1,297.9	$12,216.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

	June 30, 2013
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$3.4	$5.0	$—
Residential-first liens	6.4	6.4	—
With an allowance recorded:
Commercial-brick and mortar	26.1	26.1	10.3
Residential-home equity	20.6	20.6	9.5
Residential-first liens	9.8	9.8	1.2
Total:
Commercial	$29.5	$31.1	$10.3
Residential	$36.8	$36.8	$10.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

	December 31, 2012
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$22.9	$25.3	$—
Residential-first liens	9.7	6.6	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	20.8	20.7	9.1
Residential-first liens	9.2	9.1	1.3
Total:
Commercial	$27.3	$29.7	$2.4
Residential	$39.7	$36.4	$10.4

	For the three months ended		For the six months ended
	June 30, 2013		June 30, 2013
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$27.5	$—	$13.1	$0.1
Residential-first liens	5.8	—	8.1	—
With an allowance recorded:
Commercial-brick and mortar	17.3	0.1	15.3	0.1
Residential-home equity	20.5	0.2	20.7	0.4
Residential-first liens	9.6	0.1	9.4	0.1
Total:
Commercial	$44.8	$0.1	$28.4	$0.2
Residential	$35.9	$0.3	$38.2	$0.5

	For the three months ended		For the six months ended
	June 30, 2012		June 30, 2012
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$69.4	$0.4	$21.7	$1.0
Residential-first liens	5.9	—	5.0	—
With an allowance recorded:
Commercial-brick and mortar	31.3	0.5	68.1	1.0
Residential-home equity	17.0	0.2	16.0	0.5
Residential-first liens	8.5	0.1	8.5	0.1
Total:
Commercial	$100.7	$0.9	$89.8	$2.0
Residential	$31.4	$0.3	$29.5	$0.6

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
June 30, 2013
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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended June 30, 2013
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	1	$0.2	—	$—
Residential-home equity	21	0.8	1	—
Residential-first liens	1	0.2	2	0.7
Total	23	$1.2	3	$0.7

	For the three months ended June 30, 2012
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	2	$41.4	—	$—
Residential-home equity	54	2.2	1	—
Total	56	$43.6	1	$—

	For the six months ended June 30, 2013
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	2	$0.9	—	$—
Residential-home equity	53	2.8	13	—
Residential-first liens	3	0.6	2	0.7
Total	58	$4.3	15	$0.7

	For the six months ended June 30, 2012
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	3	$45.8	—	$—
Residential-home equity	103	4.5	3	—
Total	106	$50.3	3	$—

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Securities Posted as Collateral

We posted $1,600.8 million in fixed maturities, available-for-sale securities at June 30, 2013, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements and our obligation under funding agreements with the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, we posted $1,882.0 million in commercial mortgage loans as of June 30, 2013, to satisfy collateral requirements associated with our obligation under funding agreements with the FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position.

Balance Sheet Offsetting

We have financial instruments that are subject to master netting agreements or similar agreements. Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
	Gross amount	Statement of Financial Position
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
June 30, 2013
Derivative assets	$706.4	$(621.7)	$(75.7)	$9.0
Reverse repurchase agreements	46.4	—	(46.4)	—
Total	$752.8	$(621.7)	$(122.1)	$9.0
December 31, 2012
Derivative assets	$1,016.3	$(779.3)	$(225.5)	$11.5
Reverse repurchase agreements	148.2	—	(148.2)	—
Total	$1,164.5	$(779.3)	$(373.7)	$11.5

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments on the consolidated statements of financial position. The above excludes $0.2 million and $0.4 million of derivative assets as of June 30, 2013 and December 31, 2012, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
	Gross amount	Statement of Financial Position
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
June 30, 2013
Derivative liabilities	$1,122.4	$(621.7)	$(384.4)	$116.3
December 31, 2012
Derivative liabilities	$1,198.2	$(779.3)	$(279.1)	$139.8

(1)         The gross amount of recognized derivative liabilities are reported with other liabilities and contractholder funds on the consolidated statements of financial position. The above excludes $253.4 million and $329.8 million of derivative liabilities as of June 30, 2013 and December 31, 2012, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amount of recognized repurchase agreement liabilities are reported with

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

short-term debt on the consolidated statements of financial position. The gross amounts of derivative and repurchase agreement liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

The financial instruments that are subject to master netting agreements or similar agreements include right of setoff provisions. Derivative instruments include provisions to setoff positions covered under the agreements with the same counterparties and provisions to setoff positions outside of the agreements with the same counterparties in the event of default by one of the parties. Derivative instruments also include collateral provisions. Collateral received and pledged is generally settled daily with each counterparty. See Note 5, Derivative Financial Instruments, for further details.

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expense on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of June 30, 2013 and December 31, 2012.

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

Interest rate swaps are contracts in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts based upon designated market rates or rate indices and an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by any party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities (including duration mismatches). We also use interest rate swaps to hedge against changes in the value of assets we anticipate acquiring and other anticipated transactions and commitments. Interest rate swaps are used to hedge against changes in the value of the guaranteed minimum withdrawal benefit (“GMWB”) liability. The GMWB rider on our variable annuity products provides for guaranteed minimum withdrawal benefits regardless of the actual performance of various equity and/or fixed income funds available with the product.

Interest rate options include interest rate caps and interest rate floors, which can be combined to form interest rate collars, are contracts that entitle the purchaser to pay or receive the amounts, if any, by which a specified market rate exceeds a cap strike interest rate, or falls below a floor strike interest rate, respectively, at specified dates. We use interest rate collars to manage interest rate risk related to guaranteed minimum interest rate liabilities in our individual annuities contracts and lapse risk associated with higher interest rates.

A swaption is an option to enter into an interest rate swap at a future date. We purchase swaptions to offset or modify existing exposures. Swaptions provide us the benefit of the agreed-upon strike rate if the market rates for liabilities are higher, with the flexibility

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

We previously sold an investment-type insurance contract with attributes tied to market indices (an embedded derivative as noted below), in which case we wrote an equity call option to convert the overall contract into a fixed-rate liability, essentially eliminating the equity component altogether. We purchase equity call spreads to hedge the equity participation rates promised to contractholders in conjunction with our fixed deferred annuity products that credit interest based on changes in an external equity index. We use exchange-traded futures and equity put options to hedge against changes in the value of the GMWB liability related to the GMWB rider on our variable annuity product, as previously explained. The premium associated with certain options is paid quarterly over the life of the option contract.

Credit Contracts

Credit risk relates to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest. We use credit default swaps to enhance the return on our investment portfolio by providing comparable exposure to

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

We sell investment-type insurance contracts in which the return is tied to a leveraged inflation index. In addition, we previously sold an investment-type insurance contract in which the return was tied to an external equity index. We economically hedge the risk associated with these investment-type insurance contracts.

We offer group benefit plan contracts that have guaranteed separate accounts as an investment option. We also offer funds with embedded fixed-rate guarantees as investment options in our defined contribution plans in Hong Kong.

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

Derivatives may be traded on an exchange (“exchange-traded”) or they may be privately negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives. Certain of our OTC derivatives are cleared and settled through central clearing counterparties (“OTC cleared”), while others are bilateral contracts between two counterparties (“bilateral OTC”). Our derivative transactions are generally documented under International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, we are permitted to set off our receivable from a counterparty against our payables to the same counterparty arising out of all included transactions. For reporting purposes, we do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparties under master netting agreements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

We posted $407.6 million and $296.9 million in cash and securities under collateral arrangements as of June 30, 2013 and December 31, 2012, respectively, to satisfy collateral requirements associated with our derivative credit support agreements and FCM agreements. Beginning in the second quarter 2013, these amounts include initial margin requirements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of June 30, 2013 and December 31, 2012, was $1,119.6 million and $1,205.4 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $407.6 million and $296.9 million as of June 30, 2013 and December 31, 2012, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2013, we would be required to post an additional $70.8 million of collateral to our counterparties.

As of June 30, 2013 and December 31, 2012, we had received $54.5 million and $207.8 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

	June 30, 2013	December 31, 2012
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$19,314.6	$18,381.2
Interest rate options	1,500.0	500.0
Swaptions	325.0	325.0
Interest rate futures	166.0	82.0
Foreign exchange contracts:
Currency swaps	3,228.9	3,454.1
Currency forwards	265.0	557.2
Currency options	—	1,400.0
Equity contracts:
Equity options	1,879.1	1,811.8
Equity futures	305.9	373.6
Credit contracts:
Credit default swaps	1,131.8	1,378.3
Total return swaps	100.0	100.0
Other contracts:
Embedded derivative financial instruments	6,414.9	5,893.2
Total notional amounts at end of period	$34,631.2	$34,256.4

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$507.1	$683.9
Interest rate options	34.5	48.5
Swaptions	1.3	0.7
Foreign exchange contracts:
Currency swaps	147.9	263.8
Currency forwards	0.4	6.8
Currency options	—	1.9
Equity contracts:
Equity options	45.1	74.3
Credit contracts:
Credit default swaps	7.5	6.8
Total return swaps	2.1	—
Total gross credit exposure	745.9	1,086.7
Less: collateral received	86.2	248.0
Net credit exposure	$659.7	$838.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$0.2	$10.3	$350.5	$440.5
Foreign exchange contracts	101.8	190.0	161.1	127.2
Total derivatives designated as hedging instruments	$102.0	$200.3	$511.6	$567.7

Derivatives not designated as hedging instruments
Interest rate contracts	$506.4	$677.1	$449.0	$493.9
Foreign exchange contracts	43.5	58.2	23.7	14.3
Equity contracts	45.1	74.3	77.2	27.7
Credit contracts	9.6	6.8	63.4	96.6
Other contracts	—	—	250.9	327.8
Total derivatives not designated as hedging instruments	604.6	816.4	864.2	960.3

Total derivative instruments	$706.6	$1,016.7	$1,375.8	$1,528.0

(1)         The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)         The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $74.2 million and $170.5 million as of June 30, 2013 and December 31, 2012, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $34.9 million as of June 30, 2013 and $15.0 million as of December 31, 2012. These purchased credit derivative transactions had a net asset (liability) fair value of $(0.2) million as of June 30, 2013 and $0.2 million as of December 31, 2012. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

We purchased an investment structure with embedded credit features that is fully consolidated into our financial statements. This consolidation results in recognition of the underlying credit derivatives and collateral within the structure, typically high quality fixed maturities that are owned by a special purpose vehicle. These credit derivatives reference several names in a basket structure. In the event of default, the collateral within the structure would typically be liquidated to pay the claims of the credit derivative counterparty.

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

	June 30, 2013
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$40.0	$—	$40.0	4.9
A	366.5	3.4	366.5	4.0
BBB	195.0	(3.4)	195.0	4.8
Structured finance
Near default	5.6	(5.6)	5.6	0.1
Total single name credit default swaps	607.1	(5.6)	607.1	4.3

Basket and index credit default swaps
Corporate debt
Near default	110.4	(38.7)	110.4	3.7
Government/municipalities
AA	30.0	(4.8)	30.0	4.2
Structured finance
BBB	25.0	(4.3)	25.0	4.0
Total basket and index credit default swaps	165.4	(47.8)	165.4	3.9
Total credit default swap protection sold	$772.5	$(53.4)	$772.5	4.2

	December 31, 2012
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$70.0	$(0.2)	$70.0	2.5
A	572.0	2.4	572.0	2.4
BBB	200.0	(1.6)	200.0	3.0
Structured finance
Near default	11.1	(11.0)	11.1	8.5
Total single name credit default swaps	853.1	(10.4)	853.1	2.6

Basket and index credit default swaps
Corporate debt
Near default	110.4	(65.2)	110.4	4.2
Government/municipalities
AA	30.0	(7.3)	30.0	4.7
Structured finance
BBB	25.0	(5.6)	25.0	4.5
Total basket and index credit default swaps	165.4	(78.1)	165.4	4.4
Total credit default swap protection sold	$1,018.5	$(88.5)	$1,018.5	2.9

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

have no future potential payments under these investments. The following tables show, by the types of referenced/underlying asset class and external rating, our fixed maturities with embedded credit derivatives.

	June 30, 2013
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BBB	$21.5	$21.5	3.5
Total corporate debt	21.5	21.5	3.5

Structured finance
A	6.3	6.3	16.9
BB	20.6	19.0	3.2
B	4.1	4.1	3.6
CCC	22.9	22.9	5.1
Total structured finance	53.9	52.3	5.6
Total fixed maturities with credit derivatives	$75.4	$73.8	5.0

	December 31, 2012
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BBB	$20.5	$20.5	4.0
B	25.0	24.9	0.5
Total corporate debt	45.5	45.4	2.1

Structured finance
AA	4.6	4.6	17.0
BB	39.6	37.5	2.9
B	4.0	4.0	4.4
CCC	17.7	17.7	6.4
Total structured finance	65.9	63.8	4.9
Total fixed maturities with credit derivatives	$111.4	$109.2	3.8

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
June 30, 2013
(Unaudited)

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

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended June 30, (1)		Hedged items in fair value	June 30, (1)
relationships	2013	2012	hedging relationships	2013	2012
	(in millions)			(in millions)
Interest rate contracts	$65.9	$(25.1)	Fixed maturities, available-for-sale	$(62.7)	$24.3
Foreign exchange contracts	—	2.4	Fixed maturities, available-for-sale	0.1	(2.4)
Foreign exchange contracts	(10.0)	(23.2)	Investment-type insurance contracts	9.9	22.1
Total	$55.9	$(45.9)	Total	$(52.7)	$44.0

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the six months			six months ended
Derivatives in fair value hedging	ended June 30, (1)		Hedging items in fair value	June 30, (1)
relationships	2013	2012	hedging relationships	2013	2012
	(in millions)			(in millions)
Interest rate contracts	$96.3	$6.6	Fixed maturities, available-for-sale	$(91.3)	$(3.9)
Foreign exchange contracts	1.3	1.6	Fixed maturities, available-for-sale	(1.2)	(1.1)
Foreign exchange contracts	(74.1)	(7.0)	Investment-type insurance contracts	73.6	7.3
Total	$23.5	$1.2	Total	$(18.9)	$2.3

(1)         The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the		Amount of gain (loss) for the
	three months ended June 30,		six months ended June 30,
Hedged Item	2013	2012	2013	2012
	(in millions)
Fixed maturities, available-for-sale (1)	$(29.7)	$(33.6)	$(61.2)	$(69.1)
Investment-type insurance contracts (2)	10.0	9.1	19.3	17.9

(1)     Reported in net investment income on the consolidated statements of operations.

(2)     Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

Cash Flow Hedges

We utilize floating-to-fixed rate interest rate swaps to eliminate the variability in cash flows of recognized financial assets and liabilities and forecasted transactions.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 7.0 years. At June 30, 2013, we had $81.2 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. We reclassified $0.2 million and $0.0 million from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the six months ended June 30, 2013 and 2012, respectively.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position.  All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		June 30,		into net income	June 30,
relationships	Related hedged item	2013	2012	(effective portion)	2013	2012
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(17.5)	$28.0	Net investment income	$2.9	$2.2
Interest rate contracts	Investment-type insurance contracts	0.1	(1.1)	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(1.6)	(1.5)
Foreign exchange contracts	Fixed maturities, available-for-sale	0.6	47.9	Net realized capital losses	(1.5)	(1.7)
Foreign exchange contracts	Investment-type insurance contracts	3.0	1.1	Benefits, claims and settlement expenses	—	—
Total		$(13.8)	$75.9	Total	$(0.2)	$(1.0)

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the six months ended		reclassified from AOCI	for the six months ended
flow hedging		June 30,		into net income	June 30,
relationships	Related hedged item	2013	2012	(effective portion)	2013	2012
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(41.2)	$25.9	Net investment income	$5.6	$4.1
Interest rate contracts	Investment-type insurance contracts	1.1	0.6	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(3.2)	(2.9)
Foreign exchange contracts	Fixed maturities, available-for-sale	41.6	28.4	Net realized capital losses	(2.1)	(11.9)
Foreign exchange contracts	Investment-type insurance contracts	(0.6)	(2.8)	Benefits, claims and settlement expenses	—	—
Total		$0.9	$52.1	Total	$0.3	$(10.7)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the		Amount of gain (loss) for the
	three months ended June 30,		six months ended June 30,
Hedged Item	2013	2012	2013	2012
	(in millions)
Fixed maturities, available-for-sale (1)	$1.9	$1.9	$4.3	$3.9
Investment-type insurance contracts (2)	(2.6)	(3.1)	(5.5)	(6.4)

(1)   Reported in net investment income on the consolidated statements of operations.

(2)   Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.1 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.4 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively.

We expect to reclassify net gains of $1.6 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended June 30,		six months ended June 30,
Derivatives not designated as hedging instruments	2013	2012	2013	2012
	(in millions)
Interest rate contracts	$(62.5)	$61.0	$(92.1)	$26.2
Foreign exchange contracts	(16.1)	(14.0)	(11.8)	13.6
Equity contracts	(16.9)	41.6	(71.5)	(22.3)
Credit contracts	7.3	(9.1)	22.4	9.5
Other contracts	42.3	(46.0)	99.5	22.2
Total	$(45.9)	$33.5	$(53.5)	$49.2

6.  Income Taxes

The effective income tax rate for the three months ended June 30, 2013, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received, a Chilean tax benefit resulting from a foreign currency loss on a U.S. denominated loan and the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income.

The effective income tax rate for the six months ended June 30, 2013, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and a Chilean tax benefit resulting from a foreign currency loss on a U.S. denominated loan.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

The effective income tax rate for the three and six months ended June 30, 2012, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and the interest exclusion from taxable income.

We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations (“CFCs”) for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs (“Subpart F income”) even if the income is not currently distributed. A temporary exception (the “active financing exception”) was applicable for tax years beginning before January 1, 2012, to avoid the current recognition of Subpart F income derived in the active conduct of a banking, financing, insurance or similar business. The U.S. Congress and the President enacted legislation on January 2, 2013, retroactive to January 1, 2012, to extend the active financing exception. The legislation did not have a material impact on our consolidated results for the three or six months ended June 30, 2013.

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

We do not believe there is a reasonable possibility the amount of our unrecognized tax benefits will significantly increase or decrease in the next twelve months. The range disclosed in our 2012 financial statements was prior to the January 2013 expiration of the right to appeal the U.S. District Court for the Southern District of Iowa decision in the case of Pritired 1, LLC. We believe we have adequate defenses against, or sufficient provisions for, contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues from tax years 1995 - 2003 to have a material impact on our net income. Similarly, we believe there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2003.

7.  Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$14.3	$11.8	$0.3	$0.4
Interest cost	25.9	27.2	1.4	2.0
Expected return on plan assets	(31.9)	(28.7)	(7.2)	(8.4)
Amortization of prior service benefit	(2.1)	(2.2)	(6.5)	(7.2)
Recognized net actuarial loss	29.6	22.7	0.3	0.2
Net periodic benefit cost (income)	$35.8	$30.8	$(11.7)	$(13.0)

			Other postretirement
	Pension benefits		benefits
	For the six months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$28.6	$23.5	$0.6	$0.7
Interest cost	51.8	54.5	2.8	4.1
Expected return on plan assets	(63.8)	(57.3)	(14.4)	(16.8)
Amortization of prior service benefit	(4.2)	(4.6)	(13.0)	(14.3)
Recognized net actuarial loss	59.1	45.4	0.6	0.4
Net periodic benefit cost (income)	$71.5	$61.5	$(23.4)	$(25.9)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2013 will be zero so we will not be required to fund our qualified pension plan during 2013. However, it is possible that we may fund the qualified and nonqualified pension plans in 2013 for a combined total of $60.0 million to $110.0 million. During the three and six months ended June 30, 2013, we contributed $27.0 million and $54.0 million to these plans, respectively.

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

On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life. Principal Life’s motion to transfer venue was granted and the case is now pending in the Southern District of Iowa. The complaint alleged, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives “revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans” and allegedly failed to use the revenue to defray the expenses of the services provided to the plans. Plaintiff further alleged that these acts constitute prohibited transactions under ERISA. Plaintiff sought to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained “revenue sharing” fees from mutual funds. On August 27, 2008, the plaintiff’s motion for class certification was denied. On June 13, 2011, the court entered a consent judgment resolving the claims of the plaintiff. On July 12, 2011, plaintiff filed a notice of appeal related to the issue of the denial of class certification. On February 13, 2013, the Eighth Circuit Court of Appeals dismissed the appeal. Plaintiff filed a petition for a writ of certiorari with the U.S. Supreme Court, and we will continue to aggressively defend the lawsuit.

On October 28, 2009, Judith Curran filed a derivative action lawsuit on behalf of Principal Funds, Inc. Strategic Asset Management Portfolios in the United States District Court for the Southern District of Iowa against Principal Management Corporation; Principal Global Investors, LLC; and Principal Funds Distributor, Inc. (the “Curran Defendants”). The lawsuit alleges the Curran Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging advisory fees and distribution fees that were excessive. The Curran Defendants filed a motion to dismiss the case on January 29, 2010. That motion was granted in part and overruled in part. Principal Global Investors, LLC was dismissed from the suit. The court dismissed this case on June 12, 2013.

On December 2, 2009 and December 4, 2009, two plaintiffs, Cruise and Mullaney, each filed putative class action lawsuits in the United States District Court for the Southern District of New York against us; Principal Life; Principal Global Investors, LLC; Principal Management Corporation; and Principal Real Estate Investors, LLC (the “Cruise/Mullaney Defendants”). The lawsuits alleged the Cruise/Mullaney Defendants failed to manage the Principal U.S. Property Separate Account (“PUSPSA”) in the best

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

interests of investors, improperly imposed a “withdrawal freeze” on September 26, 2008, and instituted a “withdrawal queue” to honor withdrawal requests as sufficient liquidity became available. Plaintiffs allege these actions constitute a breach of fiduciary duties under ERISA. Plaintiffs seek to certify a class including all qualified ERISA plans and the participants of those plans that invested in PUSPSA between September 26, 2008, and the present that have suffered losses caused by the queue. The two lawsuits, as well as two subsequently filed complaints asserting similar claims, have been consolidated and are now known as In re Principal U.S. Property Account Litigation. On April 22, 2010, an order was entered granting the motion made by the Cruise/Mullaney Defendants for change of venue to the United States District Court for the Southern District of Iowa. Plaintiffs filed an Amended Consolidated Complaint adding five new plaintiffs on November 22, 2010, and the Cruise/Mullaney Defendants moved to dismiss the amended complaint. The court denied the Cruise/Mullaney Defendants’ motion to dismiss on May 17, 2011. Plaintiffs have filed a motion for class certification and the Cruise/Mullaney Defendants have resisted it. The Cruise/Mullaney Defendants are aggressively defending the lawsuit.

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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of June 30, 2013, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at June 30, 2013.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. These agreements generally expire through 2019. The maximum exposure under these agreements as of June 30, 2013, was approximately $252.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

9.  Stockholders’ Equity

Common Stock

On June 28, 2013, we paid a quarterly dividend of $67.6 million, equal to $0.23 per share, to stockholders of record as of June 3, 2013. On March 29, 2013, we paid a quarterly dividend of $67.6 million, equal to $0.23 per share, to stockholders of record as of March 11, 2013. On June 29, 2012, we paid a quarterly dividend of $53.7 million, equal to $0.18 per share, to stockholders of record as of June 11, 2012. On March 30, 2012, we paid a quarterly dividend of $54.3 million, equal to $0.18 per share, to stockholders of record as of March 12, 2012.

Reconciliation of Outstanding Shares

	Series A	Series B	Common
	preferred stock	preferred stock	stock
	(in millions)
Outstanding shares at January 1, 2012	3.0	10.0	301.1
Shares issued	—	—	2.3
Treasury stock acquired	—	—	(7.8)
Outstanding shares at June 30, 2012	3.0	10.0	295.6

Outstanding shares at January 1, 2013	3.0	10.0	293.8
Shares issued	—	—	3.0
Treasury stock acquired	—	—	(2.9)
Outstanding shares at June 30, 2013	3.0	10.0	293.9

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended			For the six months ended
	June 30, 2013			June 30, 2013
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(1,405.2)	$445.5	$(959.7)	$(1,537.5)	$491.5	$(1,046.0)
Reclassification adjustment for losses included in net income (1)	24.3	(8.1)	16.2	58.4	(19.8)	38.6
Adjustments for assumed changes in amortization patterns	168.1	(58.8)	109.3	211.8	(74.1)	137.7
Adjustments for assumed changes in policyholder liabilities	543.5	(163.0)	380.5	451.6	(134.9)	316.7
Net unrealized losses on available-for-sale securities	(669.3)	215.6	(453.7)	(815.7)	262.7	(553.0)

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	2.1	(0.3)	1.8	(18.1)	6.8	(11.3)
Adjustments for assumed changes in amortization patterns	(1.1)	0.2	(0.9)	0.1	—	0.1
Adjustments for assumed changes in policyholder liabilities	(0.4)	0.2	(0.2)	1.0	(0.4)	0.6
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	0.6	0.1	0.7	(17.0)	6.4	(10.6)

Net unrealized gains (losses) on derivative instruments during the period	(18.6)	6.6	(12.0)	14.0	(4.2)	9.8
Reclassification adjustment for (gains) losses included in net income (3)	0.2	(0.1)	0.1	(0.3)	—	(0.3)
Adjustments for assumed changes in amortization patterns	5.4	(1.8)	3.6	6.4	(2.2)	4.2
Adjustments for assumed changes in policyholder liabilities	12.6	(4.6)	8.0	12.6	(4.6)	8.0
Net unrealized gains (losses) on derivative instruments	(0.4)	0.1	(0.3)	32.7	(11.0)	21.7

Foreign currency translation adjustment	(200.4)	10.0	(190.4)	(145.3)	9.3	(136.0)

Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	21.3	(7.5)	13.8	42.5	(14.9)	27.6
Net unrecognized postretirement benefit obligation	21.3	(7.5)	13.8	42.5	(14.9)	27.6

Other comprehensive loss	$(848.2)	$218.3	$(629.9)	$(902.8)	$252.5	$(650.3)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

	For the three months ended			For the six months ended
	June 30, 2012			June 30, 2012
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$292.9	$(83.2)	$209.7	$626.0	$(195.4)	$430.6
Reclassification adjustment for losses included in net income (1)	29.6	(10.1)	19.5	40.1	(14.0)	26.1
Adjustments for assumed changes in amortization patterns	(24.1)	8.4	(15.7)	(79.6)	27.8	(51.8)
Adjustments for assumed changes in policyholder liabilities	(150.6)	37.8	(112.8)	(202.6)	59.7	(142.9)
Net unrealized gains on available-for-sale securities	147.8	(47.1)	100.7	383.9	(121.9)	262.0

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	(17.1)	6.1	(11.0)	(22.0)	7.7	(14.3)
Adjustments for assumed changes in amortization patterns	1.7	(0.6)	1.1	5.5	(2.0)	3.5
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	(15.4)	5.5	(9.9)	(16.5)	5.7	(10.8)

Net unrealized gains on derivative instruments during the period	73.3	(25.6)	47.7	29.5	(10.3)	19.2
Reclassification adjustment for losses included in net income (3)	1.0	(0.5)	0.5	10.7	(3.9)	6.8
Adjustments for assumed changes in amortization patterns	1.1	(0.4)	0.7	29.9	(10.5)	19.4
Net unrealized gains on derivative instruments	75.4	(26.5)	48.9	70.1	(24.7)	45.4

Foreign currency translation adjustment	(96.2)	12.7	(83.5)	(40.5)	16.6	(23.9)

Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	13.5	(4.7)	8.8	26.9	(9.4)	17.5
Net unrecognized postretirement benefit obligation	13.5	(4.7)	8.8	26.9	(9.4)	17.5

Other comprehensive income	$125.1	$(60.1)	$65.0	$423.9	$(133.7)	$290.2

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains (losses) on	currency	postretirement	other
	available-for-sale	on fixed maturities	derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income (loss)
	(in millions)
Balances at January 1, 2012	$860.7	$(167.2)	$34.9	$(95.9)	$(361.1)	$271.4
Other comprehensive income during the period, net of adjustments	235.9	(10.8)	38.6	(24.1)	—	239.6
Amounts reclassified from AOCI	26.1	—	6.8	—	17.5	50.4
Other comprehensive income	262.0	(10.8)	45.4	(24.1)	17.5	290.0
Balances at June 30, 2012	$1,122.7	$(178.0)	$80.3	$(120.0)	$(343.6)	$561.4

Balances at January 1, 2013	$1,418.3	$(173.9)	$(8.7)	$(106.9)	$(488.5)	$640.3
Other comprehensive loss during the period, net of adjustments	(591.6)	(10.6)	22.0	(126.5)	—	(706.7)
Amounts reclassified from AOCI	38.6	—	(0.3)	—	27.6	65.9
Other comprehensive loss	(553.0)	(10.6)	21.7	(126.5)	27.6	(640.8)
Balances at June 30, 2013	$865.3	$(184.5)	$13.0	$(233.4)	$(460.9)	$(0.5)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance at January 1, 2012	$22.2
Net income attributable to redeemable noncontrolling interest	0.7
Redeemable noncontrolling interest assumed related to acquisition	37.7
Distributions to redeemable noncontrolling interest	(0.4)
Foreign currency translation adjustment	0.3
Balance at June 30, 2012	$60.5

Balance at January 1, 2013	$60.4
Net income attributable to redeemable noncontrolling interest	1.1
Distributions to redeemable noncontrolling interest	(1.5)
Purchase of subsidiary shares from redeemable noncontrolling interest	(2.4)
Foreign currency translation adjustment	(4.0)
Balance at June 30, 2013	$53.6

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

•                  Level 2 – Fair values are based on inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Our Level 2 assets and liabilities primarily include fixed maturities (including public and private bonds), equity securities, derivatives and other investments for which public quotations are not available but that are priced by third-party pricing services or internal models using substantially all observable inputs.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of June 30, 2013, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

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
June 30, 2013
(Unaudited)

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

Derivatives

The fair values of exchange-traded derivatives are determined through quoted market prices, which are reflected in Level 1. Exchange-traded derivatives include interest rate and equity futures that are settled daily such that their fair value is not reflected in the consolidated statements of financial position. The fair values of derivative instruments cleared through centralized clearinghouses are determined through market prices published by the clearinghouses, which are reflected in Level 2. The clearinghouses may utilize the overnight indexed swap (“OIS”) curve in their valuation. The fair values of bilateral OTC derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. The majority of our bilateral OTC derivatives are valued with models that use market observable inputs, which are reflected in Level 2. Significant inputs include contractual terms, interest rates, currency exchange rates, credit spread curves, equity prices and volatilities. These valuation models consider projected discounted cash flows, relevant swap curves and appropriate implied volatilities. Certain bilateral OTC derivatives utilize unobservable market data, primarily independent broker quotes that are nonbinding quotes based on models that do not reflect the result of market transactions, which are reflected in Level 3.

Our non-cleared derivative contracts are generally documented under ISDA Master Agreements, which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Collateral arrangements are bilateral and based on current ratings of each entity. We utilize the LIBOR interest rate curve to value our positions, which includes a credit spread. This credit spread incorporates an appropriate level of nonperformance risk into our valuations given the current ratings of our counterparties, as well as the collateral agreements in place. Counterparty credit risk is routinely monitored to ensure our adjustment for non-performance risk is appropriate. Our centrally cleared derivative contracts are conducted with regulated centralized clearinghouses, which provide for daily exchange of cash collateral equal to the difference in the daily market values of those contracts that eliminates the non-performance risk on these trades.

Interest Rate Contracts. For non-cleared contracts we use discounted cash flow valuation techniques to determine the fair value of interest rate swaps using observable swap curves as the inputs. These are reflected in Level 2. For centrally cleared contracts we use published prices from clearinghouses. These are reflected in Level 2. In addition, we have a limited number of complex inflation-linked interest rate swaps, interest rate collars and swaptions that are valued using broker quotes. These are reflected in Level 3.

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
June 30, 2013
(Unaudited)

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
June 30, 2013
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

	As of June 30, 2013
	Assets/
	(liabilities)
	measured at	Fair value hierarchy level
	fair value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$792.4	$342.8	$449.6	$—
Non-U.S. governments	1,051.5	—	1,006.8	44.7
States and political subdivisions	3,428.2	—	3,426.5	1.7
Corporate	32,755.4	55.1	32,532.2	168.1
Residential mortgage-backed securities	2,939.4	—	2,939.4	—
Commercial mortgage-backed securities	3,953.3	—	3,953.3	—
Collateralized debt obligations	355.4	—	314.7	40.7
Other debt obligations	3,916.0	—	3,897.6	18.4
Total fixed maturities, available-for-sale	49,191.6	397.9	48,520.1	273.6
Fixed maturities, trading	589.8	—	419.1	170.7
Equity securities, available-for-sale	135.3	53.5	64.9	16.9
Equity securities, trading	636.7	99.9	536.8	—
Derivative assets (1)	706.6	—	649.7	56.9
Other investments (2)	289.6	5.4	167.7	116.5
Cash equivalents (3)	422.7	2.4	420.3	—
Sub-total excluding separate account assets	51,972.3	559.1	50,778.6	634.6

Separate account assets	118,740.2	58,172.8	55,725.7	4,841.7
Total assets	$170,712.5	$58,731.9	$106,504.3	$5,476.3

Liabilities
Investment-type insurance contracts (4)	$(74.2)	$—	$—	$(74.2)
Derivative liabilities (1)	(1,125.0)	—	(1,055.0)	(70.0)
Other liabilities (4)	(275.5)	—	(215.9)	(59.6)
Total liabilities	$(1,474.7)	$—	$(1,270.9)	$(203.8)

Net assets (liabilities)	$169,237.8	$58,731.9	$105,233.4	$5,272.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

	As of December 31, 2012
	Assets/
	(liabilities)
	measured at	Fair value hierarchy level
	fair value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$944.3	$203.5	$740.8	$—
Non-U.S. governments	1,208.3	—	1,164.0	44.3
States and political subdivisions	3,178.8	—	3,176.9	1.9
Corporate	34,325.4	85.9	34,065.0	174.5
Residential mortgage-backed securities	3,226.7	—	3,226.7	—
Commercial mortgage-backed securities	3,897.4	—	3,897.4	—
Collateralized debt obligations	379.2	—	301.6	77.6
Other debt obligations	3,779.2	—	3,764.5	14.7
Total fixed maturities, available-for-sale	50,939.3	289.4	50,336.9	313.0
Fixed maturities, trading	626.7	9.4	450.5	166.8
Equity securities, available-for-sale	136.5	54.4	66.8	15.3
Equity securities, trading	252.8	99.8	153.0	—
Derivative assets (1)	1,016.7	—	941.6	75.1
Other investments (2)	272.1	64.1	94.1	113.9
Cash equivalents (3)	1,772.6	561.4	1,211.2	—
Sub-total excluding separate account assets	55,016.7	1,078.5	53,254.1	684.1

Separate account assets	81,653.8	54,010.1	23,027.7	4,616.0
Total assets	$136,670.5	$55,088.6	$76,281.8	$5,300.1

Liabilities
Investment-type insurance contracts (4)	$(170.5)	$—	$—	$(170.5)
Derivative liabilities (1)	(1,205.1)	—	(1,102.5)	(102.6)
Other liabilities (4)	(237.4)	—	(197.8)	(39.6)
Total liabilities	$(1,613.0)	$—	$(1,300.3)	$(312.7)

Net assets (liabilities)	$135,057.5	$55,088.6	$74,981.5	$4,987.4

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
June 30, 2013
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended June 30, 2013							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	March 31,	net income	comprehensive	settlements	into	out of	June 30,	positions still
	2013	(1)	income	(4)	Level 3	Level 3	2013	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$40.4	$(0.1)	$(0.8)	$5.2	$—	$—	$44.7	$—
State and political subdivisions	1.9	—	(0.1)	(0.1)	—	—	1.7	—
Corporate	167.6	(1.7)	0.4	(24.8)	53.1	(26.5)	168.1	(1.9)
Collateralized debt obligations	75.2	—	0.4	(23.0)	10.3	(22.2)	40.7	—
Other debt obligations	15.9	—	0.7	(0.4)	2.2	—	18.4	—
Total fixed maturities, available-for-sale	301.0	(1.8)	0.6	(43.1)	65.6	(48.7)	273.6	(1.9)
Fixed maturities, trading	169.5	1.2	—	—	—	—	170.7	1.1
Equity securities, available-for-sale	16.1	—	0.8	—	—	—	16.9	(0.1)
Derivative assets	67.2	(10.8)	—	0.5	—	—	56.9	(10.6)
Other investments	110.9	5.9	—	(0.3)	—	—	116.5	5.9
Separate account assets (2)	4,659.2	173.6	0.1	2.6	6.4	(0.2)	4,841.7	173.5

Liabilities
Investment-type insurance contracts	(117.8)	41.9	—	1.7	—	—	(74.2)	41.5
Derivative liabilities	(75.6)	4.5	(0.8)	1.9	—	—	(70.0)	4.4
Other liabilities (3)	(54.2)	(5.4)	—	—	—	—	(59.6)	(5.4)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

	For the three months ended June 30, 2012							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in
	balance	Included in	Included in	issuances			balance	net income
	as of	net	other	and	Transfers	Transfers	as of	relating to
	March 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2012	(1)	income	(4)	Level 3	Level 3	2012	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$36.8	$—	$0.3	$2.5	$—	$—	$39.6	$—
Corporate	202.7	(2.8)	7.0	(14.9)	22.6	(15.0)	199.6	(0.1)
Collateralized debt obligations	79.0	(0.1)	(6.1)	4.8	—	—	77.6	(0.1)
Other debt obligations	6.1	(1.5)	0.6	(0.1)	—	—	5.1	—
Total fixed maturities, available-for-sale	324.6	(4.4)	1.8	(7.7)	22.6	(15.0)	321.9	(0.2)
Fixed maturities, trading	206.2	(5.1)	—	(24.9)	9.5	—	185.7	(1.1)
Equity securities, available-for-sale	17.5	—	(0.4)	—	—	—	17.1	—
Derivative assets	47.3	10.8	—	0.7	—	—	58.8	11.8
Other investments	89.8	0.2	—	(6.4)	—	—	83.6	0.2
Separate account assets (2)	4,280.3	126.3	0.2	32.5	1.3	(0.1)	4,440.5	126.9

Liabilities
Investment-type insurance contracts	(129.0)	(46.4)	—	(4.0)	—	—	(179.4)	(47.6)
Derivative liabilities	(142.3)	(12.6)	(1.1)	8.9	—	—	(147.1)	(13.4)
Other liabilities (3)	(40.7)	7.1	—	—	—	—	(33.6)	7.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

	For the six months ended June 30, 2013							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2012	(1)	income	(4)	Level 3	Level 3	2013	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$44.3	$(0.1)	$(0.5)	$1.0	$—	$—	$44.7	$(0.1)
States and political subdivisions	1.9	—	(0.1)	(0.1)	—	—	1.7	—
Corporate	174.5	(4.8)	(9.7)	(42.4)	100.6	(50.1)	168.1	(2.0)
Collateralized debt obligations	77.6	2.1	7.5	(56.0)	31.7	(22.2)	40.7	—
Other debt obligations	14.7	—	2.4	(0.9)	2.2	—	18.4	—
Total fixed maturities, available-for-sale	313.0	(2.8)	(0.4)	(98.4)	134.5	(72.3)	273.6	(2.1)
Fixed maturities, trading	166.8	3.9	—	—	—	—	170.7	3.9
Equity securities, available-for-sale	15.3	—	1.6	—	—	—	16.9	(0.1)
Derivative assets	75.1	(22.3)	—	4.1	—	—	56.9	(22.9)
Other investments	113.9	5.3	—	(2.7)	—	—	116.5	5.3
Separate account assets (2)	4,616.0	292.6	(0.1)	(74.4)	7.8	(0.2)	4,841.7	290.3

Liabilities
Investment-type insurance contracts	(170.5)	93.6	—	2.7	—	—	(74.2)	92.1
Derivative liabilities	(102.6)	30.3	(0.5)	2.8	—	—	(70.0)	29.6
Other liabilities (3)	(39.6)	(20.0)	—	—	—	—	(59.6)	(20.0)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

	For the six months ended June 30, 2012							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2011	(1)	income	(4)	Level 3	Level 3	2012	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$22.9	$—	$—	$2.2	$14.5	$—	$39.6	$—
Corporate	297.0	(5.4)	9.0	(31.5)	26.0	(95.5)	199.6	(2.7)
Collateralized debt obligations	102.5	(0.2)	(3.0)	5.3	—	(27.0)	77.6	(0.2)
Other debt obligations	27.3	(2.2)	(0.7)	(25.3)	6.0	—	5.1	(2.2)
Total fixed maturities, available-for-sale	449.7	(7.8)	5.3	(49.3)	46.5	(122.5)	321.9	(5.1)
Fixed maturities, trading	220.8	(1.5)	—	(43.1)	9.5	—	185.7	(3.6)
Equity securities, available-for-sale	18.0	—	(0.9)	—	—	—	17.1	—
Derivative assets	60.2	(3.8)	—	2.4	—	—	58.8	(2.8)
Other investments	97.5	(0.7)	—	(13.2)	—	—	83.6	(0.7)
Separate account assets (2)	4,198.2	212.4	0.3	29.8	1.6	(1.8)	4,440.5	203.6

Liabilities
Investment-type insurance contracts	(195.8)	22.4	—	(6.0)	—	—	(179.4)	21.2
Derivative liabilities	(177.1)	12.8	0.2	17.0	—	—	(147.1)	13.7
Other liabilities (3)	(24.2)	(9.4)	—	—	—	—	(33.6)	(9.4)

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

(4)             Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

	For the three months ended June 30, 2013
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$5.5	$—	$—	$(0.3)	$5.2
State and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	7.2	(22.3)	—	(9.7)	(24.8)
Collateralized debt obligations	17.0	(15.0)	—	(25.0)	(23.0)
Other debt obligations	—	—	—	(0.4)	(0.4)
Total fixed maturities, available-for-sale	29.7	(37.3)	—	(35.5)	(43.1)
Derivative assets	0.5	—	—	—	0.5
Other investments	2.4	—	—	(2.7)	(0.3)
Separate account assets (5)	43.1	(31.9)	(1.7)	(6.9)	2.6

Liabilities
Investment-type insurance contracts	—	—	0.5	1.2	1.7
Derivative liabilities	(1.5)	3.4	—	—	1.9

	For the three months ended June 30, 2012
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$2.8	$—	$—	$(0.3)	$2.5
Corporate	5.8	(20.0)	—	(0.7)	(14.9)
Collateralized debt obligations	5.1	—	—	(0.3)	4.8
Other debt obligations	—	—	—	(0.1)	(0.1)
Total fixed maturities, available-for-sale	13.7	(20.0)	—	(1.4)	(7.7)
Fixed maturities, trading	—	—	—	(24.9)	(24.9)
Derivative assets	0.7	—	—	—	0.7
Other investments	—	—	—	(6.4)	(6.4)
Separate account assets (5)	41.0	(28.7)	(11.4)	31.6	32.5

Liabilities
Investment-type insurance contracts	—	—	(4.8)	0.8	(4.0)
Derivative liabilities	(1.0)	9.9	—	—	8.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

	For the six months ended June 30, 2013
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. government	$5.5	$(3.9)	$—	$(0.6)	$1.0
State and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	11.4	(31.7)	—	(22.1)	(42.4)
Collateralized debt obligations	17.0	(47.4)	—	(25.6)	(56.0)
Other debt obligations	—	—	—	(0.9)	(0.9)
Total fixed maturities, available-for-sale	33.9	(83.0)	—	(49.3)	(98.4)
Derivative assets	7.2	(3.1)	—	—	4.1
Other investments	2.6	—	—	(5.3)	(2.7)
Separate account assets (5)	109.6	(168.7)	(6.2)	(9.1)	(74.4)

Liabilities
Investment-type insurance contracts	—	—	0.2	2.5	2.7
Derivative liabilities	(3.1)	5.9	—	—	2.8

	For the six months ended June 30, 2012
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. government	$6.7	$(3.9)	$—	$(0.6)	$2.2
Corporate	18.1	(46.6)	—	(3.0)	(31.5)
Collateralized debt obligations	5.1	—	—	0.2	5.3
Other debt obligations	—	—	—	(25.3)	(25.3)
Total fixed maturities, available-for-sale	29.9	(50.5)	—	(28.7)	(49.3)
Fixed maturities, trading	—	(0.9)	—	(42.2)	(43.1)
Derivative assets	3.2	(0.8)	—	—	2.4
Other investments	—	—	—	(13.2)	(13.2)
Separate account assets (5)	168.5	(119.0)	(146.3)	126.6	29.8

Liabilities
Investment-type insurance contracts	—	—	(8.1)	2.1	(6.0)
Derivative liabilities	(1.7)	18.7	—	—	17.0

(5)         Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels are summarized below.

	For the three months ended June 30, 2013
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$53.1	$—	$26.5
Collateralized debt obligations	—	—	—	10.3	—	22.2
Other debt obligations	—	—	—	2.2	—	—
Total fixed maturities, available-for-sale	—	—	—	65.6	—	48.7
Separate account assets	0.4	0.1	0.2	6.3	—	0.2

	For the three months ended June 30, 2012
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$22.6	$—	$15.0
Total fixed maturities, available-for-sale	—	—	—	22.6	—	15.0
Fixed maturities, trading	—	—	—	9.5	—	—
Separate account assets	3,222.8	—	—	1.3	—	0.1

	For the six months ended June 30, 2013
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$100.6	$—	$50.1
Collateralized debt obligations	—	—	—	31.7	—	22.2
Other debt obligations	—	—	—	2.2	—	—
Total fixed maturities, available-for-sale	—	—	—	134.5	—	72.3
Separate account assets	243.8	0.1	4.8	7.7	—	0.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

Separate account assets transferred between Level 1 and Level 2 during the three and six months ended June 30, 2012, primarily related to foreign equity securities. When these securities are valued at the local close price of the exchange where the assets traded, they are reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices and the fair value is reflected in Level 2.

Assets transferred into Level 3 during the six months ended June 30, 2013 and 2012, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the six months ended June 30, 2013 and 2012, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

	As of June 30, 2013
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$12.4	Discounted cash flow	Discount rate (1)	2.3%	2.3%
			Illiquidity premium	100 basis points (“bps”)	100bps
Corporate	38.9	Discounted cash flow	Discount rate (1)	2.4%-8.4%	5.5%
			Earnings before interest, taxes, depreciation and amortization multiple	0x-4.5x	0.5x
			Probability of default	0%-100%	10.3%
			Potential loss severity	0%-30%	3.1%
			Illiquidity premium	0bps-25bps	15bps
Collateralized debt obligations	16.1	Discounted cash flow	Discount rate (1)	1.6%-1.8%	1.6%
			Illiquidity premium	0bps-400bps	335bps
Other debt obligations	16.2	Discounted cash flow	Discount rate (1)	7.1%-15.0%	11.2%
			Illiquidity premium	0bps-50bps	24bps
Fixed maturities, trading	38.8	Discounted cash flow	Discount rate (1)	1.8%-83.3%	4.5%
			Illiquidity premium	0bps-1,400bps	380bps
	110.4	See note (2)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

	As of June 30, 2013
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Other investments	76.6	Discounted cash flow - commercial mortgage loans of consolidated VIEs	Discount rate (1)	4.8%	4.8%
			Illiquidity premium	65bps	65bps
	39.9	Discounted cash flow - equity method real estate investment	Discount rate (1)	8.3%	8.3%
			Terminal capitalization rate	5.5%	5.5%
			Average market rent growth rate	4.0%	4.0%
		Discounted cash flow - equity method real estate investment debt	Loan to value	45.1%	45.1%
			Credit spread rate	2.0%	2.0%
Separate account assets	4,687.8	Discounted cash flow - mortgage loans	Discount rate (1)	0.8%-6.7%	3.2%
			Illiquidity premium	0bps-50bps	18bps
			Credit spread rate	59bps-930bps	297bps
		Discounted cash flow - real estate	Discount rate (1)	6.5%-16.0%	7.8%
			Terminal capitalization rate	4.8%-9.0%	6.7%
			Average market rent growth rate	1.8%-5.6%	3.4%
		Discounted cash flow - real estate debt	Loan to value	14.9%-69.9%	53.4%
			Credit spread rate	1.6%-4.9%	3.3%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

As of June 30, 2013
Assets /
(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
(in millions)
Liabilities
Investment-type insurance contracts	(74.2)	Discounted cash flow	Long duration interest rate	3.4%-3.5% (3)
			Long-term equity market volatility	16.1%-39.6%
			Non-performance risk	0.2%-1.5%
			Utilization rate	See note (4)
			Lapse rate	0.5%-14.6%
			Mortality rate	See note (5)
Derivative liabilities	(38.7)	See note (2)
Other liabilities	(59.6)	See note (2)

	As of December 31, 2012
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$12.9	Discounted cash flow	Discount rate (1)	1.6%	1.6%
			Illiquidity premium	50 basis points (“bps”)	50bps
Corporate	66.6	Discounted cash flow	Discount rate (1)	1.7%-29.0%	8.4%
			Illiquidity premium	0bps-100bps	39bps
			Earnings before interest, taxes, depreciation and amortization multiple	0x-3.5x	0.2x
			Probability of default	0%-100%	6.4%
			Potential loss severity	0%-30%	1.9%
Collateralized debt obligations	38.2	Discounted cash flow	Discount rate (1)	1.0%-19.8%	13.3%
			Illiquidity premium	400bps-1,000bps	791bps

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the six months ended June 30, 2013, certain mortgage loans had been marked to fair value of $78.0 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $8.9 million and $17.7 million for the three and six months ended June 30, 2013, respectively, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs. The fair value of the underlying collateral is determined based on a discounted cash flow valuation either from an external broker opinion of value or an internal model. Significant inputs used in the discounted cash flow calculation include: a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the mortgage loans marked to fair value during the six months ended June 30, 2013, were:

Discount rate = 9.5% - 20.0%

Terminal capitalization rate = 7.5% - 10.5%

Average market rent growth = 1.0% - 7.0%

During the six months ended June 30, 2013, certain mortgage servicing rights had been marked to fair value of $7.9 million. The net impact of impairments and subsequent improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net gain of $1.1 million and $1.3 million for the three and six months ended June 30, 2013, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans. The discount rate used in calculating the present value of the future servicing cash flows was 3.8% for the six months ended June 30, 2013.

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

Discount rate = 8.0% - 20.0%

Terminal capitalization rate = 6.3% - 10.5%

Average market rent growth = 3.0% - 8.0%

During the six months ended June 30, 2012, certain mortgage servicing rights had been written down to fair value of $5.9 million. The net impact of impairments and improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net loss of $0.1 million and zero for the three months and six ended June 30, 2012, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans. The discount rate used in calculating the present value of the future servicing cash flows was 3.1% for the six months ended June 30, 2012.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $76.6 million and $71.1 million as of June 30, 2013, and $80.3 million and $76.4 million as of December 31, 2012, respectively. The change in fair value of the loans resulted in a $2.1 million and $0.2 million pre-tax gain (loss) for the three months ended June 30, 2013 and 2012, respectively, and a $1.6 million and ($0.7) million pre-tax gain (loss) for the six months ended June 30, 2013 and 2012, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $1.4 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively, and $2.9 million and $3.5 million for the six months ended June 30, 2013 and 2012, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $98.9 million and $181.5 million as of June 30, 2013, and $85.0 million and $186.8 million as of December 31, 2012, respectively. For the three months ended June 30, 2013 and 2012, the change in fair value of the obligations resulted in a pre-tax gain (loss) of ($5.1) million and $7.5 million, which includes a pre-tax gain (loss) of ($5.4) million and $7.2 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. For the six months ended June 30, 2013 and 2012, the change in fair value of the obligations resulted in a pre-tax gain (loss) of ($19.3) million and ($8.5) million, which includes a pre-tax loss of $20.0 million and $9.4 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $0.9 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively.

We invest in real estate ventures for the purpose of earning investment returns and for capital appreciation. We elected the fair value option for a venture entered into during the third quarter of 2012 that is subject to the equity method of accounting because the nature of the investment is to add value to the property and generate income from the operations of the property. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties. This investment is reported with other investments in the consolidated statements of financial position. The change in fair value is reported in net investment income on the consolidated statements of operations. The fair value of the equity method investment for which the fair value option has been elected was $39.9 million and $33.6 million as of June 30, 2013 and December 31, 2012, respectively. The change in fair value of the investment resulted in a $3.8 million and $3.7 million pre-tax gain for the three and six months ended June 30, 2013.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	June 30, 2013
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$12,121.7	$12,492.9	$—	$—	$12,492.9
Policy loans	865.3	1,016.7	—	—	1,016.7
Other investments	223.7	225.6	—	132.4	93.2
Cash and cash equivalents	687.8	687.8	687.8	—	—
Investments-type insurance contracts	(30,303.8)	(30,561.1)	—	(6,447.9)	(24,113.2)
Short-term debt	(175.3)	(175.3)	—	(175.3)	—
Long-term debt	(2,578.6)	(2,718.4)	—	(2,688.3)	(30.1)
Separate account liabilities	(109,414.6)	(108,022.1)	—	—	(108,022.1)
Bank deposits	(2,150.9)	(2,154.4)	(1,426.8)	(727.6)	—
Cash collateral payable	(55.8)	(55.8)	(55.8)	—	—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2013	December 31, 2012
	(in millions)
Assets:
Retirement and Investor Services	$118,765.2	$117,399.5
Principal Global Investors	1,255.8	1,282.2
Principal International	53,637.5	19,170.9
U.S. Insurance Solutions	19,472.5	19,017.2
Corporate	3,381.7	4,960.4
Total consolidated assets	$196,512.7	$161,830.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$1,148.8	$1,081.2	$2,251.1	$2,136.3
Principal Global Investors	168.2	141.1	321.9	279.2
Principal International	275.1	210.6	522.6	473.1
U.S. Insurance Solutions	773.0	751.5	1,551.0	1,448.5
Corporate	(53.4)	(48.1)	(96.6)	(93.4)
Total segment operating revenues	2,311.7	2,136.3	4,550.0	4,243.7
Net realized capital losses, net of related revenue adjustments	(101.5)	(21.7)	(176.7)	(52.1)
Exited group medical insurance business	0.4	4.0	4.0	22.9
Assumption change within our Individual
Total revenues per consolidated statements of operations	$2,210.6	$2,118.6	$4,377.3	$4,214.5
Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$172.3	$141.7	$342.3	$285.3
Principal Global Investors	29.0	18.2	49.3	34.4
Principal International	58.3	31.5	102.9	75.6
U.S. Insurance Solutions	47.2	50.2	82.9	100.4
Corporate	(35.4)	(30.7)	(72.7)	(69.5)
Total segment operating earnings, net of related income taxes	271.4	210.9	504.7	426.2
Net realized capital losses, as adjusted (1)	(47.6)	(39.3)	(104.0)	(49.2)
Other after-tax adjustments (2)	(1.5)	(4.0)	(0.1)	(5.5)
Net income available to common stockholders per consolidated statements of operations	$222.3	$167.6	$400.6	$371.5

(1)   Net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$(80.1)	$0.2	$(131.0)	$(6.5)
Certain derivative and hedging-related adjustments	(21.0)	(22.4)	(45.1)	(45.7)
Recognition of front-end fee revenue	(0.4)	0.5	(0.6)	0.1
Net realized capital losses, net of related revenue adjustments	(101.5)	(21.7)	(176.7)	(52.1)
Amortization of deferred acquisition costs and other actuarial balances	15.0	(28.6)	18.1	4.2
Capital (gains) losses distributed	(4.8)	5.6	(10.9)	(1.9)
Certain market value adjustments of embedded derivatives	(0.4)	0.5	(0.3)	(1.4)
Net realized capital losses associated with exited group medical insurance business	—	0.1	—	0.2
Noncontrolling interest capital gains	—	(0.1)	—	(8.2)
Income tax effect	44.1	4.9	65.8	10.0
Net realized capital losses, as adjusted	$(47.6)	$(39.3)	$(104.0)	$(49.2)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

(2)         For the three months ended June 30, 2013, other after-tax adjustments included the negative effect of losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP.

For the three months ended June 30, 2012, other after-tax adjustments included the negative effect of losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP.

For the six months ended June 30, 2013, other after-tax adjustments included the negative effect of losses associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP.

For the six months ended June 30, 2012, other after-tax adjustments included the negative effect of losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Retirement and Investor Services:
Full service accumulation	$366.1	$334.4	$717.8	$667.1
Principal Funds	190.5	149.1	371.1	296.2
Individual annuities	279.1	289.6	547.3	561.9
Bank and trust services	25.6	25.3	50.5	49.8
Eliminations	(36.4)	(29.0)	(70.8)	(58.2)
Total Accumulation	824.9	769.4	1,615.9	1,516.8
Investment only	85.1	108.3	177.5	223.6
Full service payout	238.8	203.5	457.7	395.9
Total Guaranteed	323.9	311.8	635.2	619.5
Total Retirement and Investor Services	1,148.8	1,081.2	2,251.1	2,136.3
Principal Global Investors (1)	168.2	141.1	321.9	279.2
Principal International	275.1	210.6	522.6	473.1
U.S. Insurance Solutions:
Individual life insurance	368.0	358.7	747.5	672.2
Specialty benefits insurance	405.1	392.8	803.6	776.3
Eliminations	(0.1)	—	(0.1)	—
Total U.S. Insurance Solutions	773.0	751.5	1,551.0	1,448.5
Corporate	(53.4)	(48.1)	(96.6)	(93.4)
Total operating revenues	$2,311.7	$2,136.3	$4,550.0	$4,243.7
Total operating revenues	$2,311.7	$2,136.3	$4,550.0	$4,243.7
Net realized capital losses, net of related revenue adjustments	(101.5)	(21.7)	(176.7)	(52.1)
Exited group medical insurance business	0.4	4.0	4.0	22.9
Total revenues per consolidated statements of operations	$2,210.6	$2,118.6	$4,377.3	$4,214.5

(1)   Reflects inter-segment revenues of $60.6 million and $53.3 million for the three months ended June 30, 2013 and 2012, respectively, and $119.2 million and $105.9 million for the six months ended June 30, 2013 and 2012, respectively.

12.  Stock-Based Compensation Plans

As of June 30, 2013, we have the Amended and Restated 2010 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Long-Term Performance Plan. Under the terms of the Amended and Restated 2010 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

As of June 30, 2013, the maximum number of new shares of common stock that were available for grant under the Amended and Restated 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 6.5 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the six months ended June 30,
	2013	2012
	(in millions)
Compensation cost	$33.0	$27.2
Related income tax benefit	9.5	9.0
Capitalized as part of an asset	1.3	1.2

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the Amended and Restated 2010 Stock Incentive Plan. Total options granted were 0.8 million for the six months ended June 30, 2013. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 3.0 percent, a weighted-average expected volatility of 53.3 percent, a weighted-average risk-free interest rate of 1.1 percent and a weighted-average expected term of 6.5 years. The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2013, was $11.95 per share.

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

As of June 30, 2013, there was $8.0 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.4 years.

Performance Share Awards

Performance share awards were granted to certain employees under the Amended and Restated 2010 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the six months ended June 30, 2013. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $30.70 per common share.

As of June 30, 2013, there was $10.5 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.5 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the Amended and Restated 2010 Stock Incentive Plan and non-employee directors pursuant to the 2005 Directors Stock Plan. Total restricted stock units granted were 1.3 million for the six months ended June 30, 2013. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $30.94 per common share.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

As of June 30, 2013, there was $53.3 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.5 million shares for the six months ended June 30, 2013. The weighted average fair value of the discount on the stock purchased was $12.72 per share.

As of June 30, 2013, a total of 5.5 million of new shares are available to be made issuable by us for this plan.

13. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Net income	$236.6	$178.6	$426.6	$399.9
Subtract:
Net income attributable to noncontrolling interest	6.0	2.7	9.5	11.9
Preferred stock dividends	8.3	8.3	16.5	16.5
Net income available to common stockholders	$222.3	$167.6	$400.6	$371.5
Weighted-average shares outstanding:
Basic	294.1	299.4	294.1	300.6
Dilutive effects:
Stock options	1.4	0.9	1.1	1.0
Restricted stock units	1.5	1.3	1.6	1.4
Performance share awards	0.2	0.3	0.2	0.3
Diluted	297.2	301.9	297.0	303.3
Net income per common share:
Basic	$0.76	$0.56	$1.36	$1.24
Diluted	$0.75	$0.56	$1.35	$1.22

The calculation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2013 and December 31, 2012, and for the six months ended June 30, 2013 and 2012.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Condensed Consolidating Statements of Financial Position

June 30, 2013

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,235.9	$6,341.5	$(385.8)	$49,191.6
Fixed maturities, trading	—	263.3	326.5	—	589.8
Equity securities, available-for-sale	—	119.0	16.3	—	135.3
Equity securities, trading	—	0.3	636.4	—	636.7
Mortgage loans	—	10,787.0	1,667.1	(332.4)	12,121.7
Real estate	—	8.1	1,256.7	—	1,264.8
Policy loans	—	834.5	30.8	—	865.3
Investment in unconsolidated entities	11,693.7	3,278.0	4,573.0	(18,665.4)	879.3
Other investments	9.0	2,322.5	1,264.3	(1,498.8)	2,097.0
Cash and cash equivalents	18.5	211.7	700.4	179.9	1,110.5
Accrued investment income	—	502.1	64.9	(1.6)	565.4
Premiums due and other receivables	—	1,044.5	1,577.4	(1,402.9)	1,219.0
Deferred acquisition costs	—	2,714.7	210.7	—	2,925.4
Property and equipment	—	394.4	82.0	—	476.4
Goodwill	—	54.3	1,084.2	—	1,138.5
Other intangibles	—	27.4	1,489.9	—	1,517.3
Separate account assets	—	73,199.8	45,540.4	—	118,740.2
Other assets	64.1	971.8	1,705.4	(1,702.8)	1,038.5
Total assets	$11,785.3	$139,969.3	$68,567.9	$(23,809.8)	$196,512.7
Liabilities
Contractholder funds	$—	$35,370.8	$1,183.2	$(284.3)	$36,269.7
Future policy benefits and claims	—	17,799.0	4,565.6	(235.1)	22,129.5
Other policyholder funds	—	692.8	47.1	(0.4)	739.5
Short-term debt	—	—	175.3	—	175.3
Long-term debt	2,448.7	99.4	362.9	(332.4)	2,578.6
Income taxes currently payable	—	—	91.7	(84.5)	7.2
Deferred income taxes	—	73.4	666.0	(160.7)	578.7
Separate account liabilities	—	73,199.8	45,540.4	—	118,740.2
Other liabilities	33.2	5,286.0	4,078.4	(3,566.1)	5,831.5
Total liabilities	2,481.9	132,521.2	56,710.6	(4,663.5)	187,050.2

Redeemable noncontrolling interest	—	—	53.6	—	53.6

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	2.5	—	(2.5)	4.6
Additional paid-in capital	9,819.8	5,769.4	9,424.5	(15,193.9)	9,819.8
Retained earnings	5,125.2	1,496.3	2,236.6	(3,732.9)	5,125.2
Accumulated other comprehensive income (loss)	(0.5)	179.9	32.6	(212.5)	(0.5)
Treasury stock, at cost	(5,645.8)	—	—	—	(5,645.8)
Total stockholders’ equity attributable to PFG	9,303.4	7,448.1	11,693.7	(19,141.8)	9,303.4
Noncontrolling interest	—	—	110.0	(4.5)	105.5
Total stockholders’ equity	9,303.4	7,448.1	11,803.7	(19,146.3)	9,408.9
Total liabilities and stockholders’ equity	$11,785.3	$139,969.3	$68,567.9	$(23,809.8)	$196,512.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months June 30, 2013

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,243.9	$188.0	$—	$1,431.9
Fees and other revenues	—	837.6	870.6	(170.8)	1,537.4
Net investment income	0.1	1,187.1	337.8	14.0	1,539.0
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	6.3	(287.9)	201.7	0.1	(79.8)
Total other-than-temporary impairment losses on available-for-sale securities	—	(63.6)	(5.7)	—	(69.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	19.2	(1.1)	—	18.1
Net impairment losses on available-for-sale securities	—	(44.4)	(6.8)	—	(51.2)
Net realized capital gains (losses)	6.3	(332.3)	194.9	0.1	(131.0)
Total revenues	6.4	2,936.3	1,591.3	(156.7)	4,377.3
Expenses
Benefits, claims and settlement expenses	—	1,910.7	285.7	(6.2)	2,190.2
Dividends to policyholders	—	95.8	—	—	95.8
Operating expenses	70.2	930.5	745.5	(148.7)	1,597.5
Total expenses	70.2	2,937.0	1,031.2	(154.9)	3,883.5

Income (loss) before income taxes	(63.8)	(0.7)	560.1	(1.8)	493.8
Income taxes (benefits)	(25.6)	(55.2)	148.2	(0.2)	67.2
Equity in the net income of subsidiaries	455.3	275.4	53.0	(783.7)	—
Net income	417.1	329.9	464.9	(785.3)	426.6
Net income attributable to noncontrolling interest	—	—	9.6	(0.1)	9.5
Net income attributable to PFG	417.1	329.9	455.3	(785.2)	417.1
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$400.6	$329.9	$455.3	$(785.2)	$400.6

Net income	$417.1	$329.9	$464.9	$(785.3)	$426.6
Other comprehensive loss	(700.5)	(464.3)	(198.7)	713.2	(650.3)
Comprehensive income (loss)	$(283.4)	$(134.4)	$266.2	$(72.1)	$(223.7)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months June 30, 2012

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,185.9	$175.2	$—	$1,361.1
Fees and other revenues	0.2	718.7	665.0	(149.8)	1,234.1
Net investment income	1.2	1,257.6	361.7	5.3	1,625.8
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	18.3	52.9	(16.9)	54.3
Total other-than-temporary impairment losses on available-for-sale securities	—	(72.0)	(10.7)	(0.1)	(82.8)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	16.2	5.8	—	22.0
Net impairment losses on available-for-sale securities	—	(55.8)	(4.9)	(0.1)	(60.8)
Net realized capital gains (losses)	—	(37.5)	48.0	(17.0)	(6.5)
Total revenues	1.4	3,124.7	1,249.9	(161.5)	4,214.5
Expenses
Benefits, claims and settlement expenses	—	2,013.8	315.0	(6.3)	2,322.5
Dividends to policyholders	—	99.8	—	—	99.8
Operating expenses	60.0	749.0	606.3	(130.6)	1,284.7
Total expenses	60.0	2,862.6	921.3	(136.9)	3,707.0

Income (loss) before income taxes	(58.6)	262.1	328.6	(24.6)	507.5
Income taxes (benefits)	(22.9)	60.5	70.1	(0.1)	107.6
Equity in the net income of subsidiaries	423.7	119.5	177.2	(720.4)	—
Net income	388.0	321.1	435.7	(744.9)	399.9
Net income attributable to noncontrolling interest	—	—	12.0	(0.1)	11.9
Net income attributable to PFG	388.0	321.1	423.7	(744.8)	388.0
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$371.5	$321.1	$423.7	$(744.8)	$371.5

Net income	$388.0	$321.1	$435.7	$(744.9)	$399.9
Other comprehensive income	247.0	275.0	23.2	(255.0)	290.2
Comprehensive income	$635.0	$596.1	$458.9	$(999.9)	$690.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months June 30, 2013

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(7.8)	$903.6	$(346.0)	$233.8	$783.6
Investing activities
Available-for-sale securities:
Purchases	—	(4,358.5)	(568.7)	5.6	(4,921.6)
Sales	—	829.7	284.5	(14.8)	1,099.4
Maturities	—	3,509.6	445.8	—	3,955.4
Mortgage loans acquired or originated	—	(1,717.4)	(91.1)	30.1	(1,778.4)
Mortgage loans sold or repaid	—	975.9	156.4	(52.4)	1,079.9
Real estate acquired	—	—	(46.9)	—	(46.9)
Net purchases of property and equipment	—	(10.5)	(1.4)	—	(11.9)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(1,268.3)	—	(1,268.3)
Dividends and returns of capital received from unconsolidated entities	19.2	153.4	19.2	(191.8)	—
Net change in other investments	(3.0)	77.4	(119.8)	15.2	(30.2)
Net cash provided by (used in) investing activities	16.2	(540.4)	(1,190.3)	(208.1)	(1,922.6)
Financing activities
Issuance of common stock	37.8	—	—	—	37.8
Acquisition of treasury stock	(91.4)	—	—	—	(91.4)
Proceeds from financing element derivatives	—	14.6	—	—	14.6
Payments for financing element derivatives	—	(24.3)	—	—	(24.3)
Excess tax benefits from share-based payment arrangements	—	2.1	4.7	—	6.8
Purchase of subsidiary shares from noncontrolling interest	—	—	(47.2)	—	(47.2)
Sale of subsidiary shares to noncontrolling interest	—	—	31.8	—	31.8
Dividends to common stockholders	(135.2)	—	—	—	(135.2)
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	9.1	—	9.1
Principal repayments of long-term debt	—	—	(189.5)	(22.4)	(211.9)
Net proceeds from short-term borrowings	—	—	131.7	—	131.7
Dividends and capital paid to parent	—	(19.2)	(172.6)	191.8	—
Investment contract deposits	—	2,949.0	208.3	—	3,157.3
Investment contract withdrawals	—	(4,768.7)	(2.7)	—	(4,771.4)
Net decrease in banking operation deposits	—	—	(23.8)	—	(23.8)
Other	—	(3.4)	—	—	(3.4)
Net cash used in financing activities	(197.0)	(1,849.9)	(50.2)	169.4	(1,927.7)
Net decrease in cash and cash equivalents	(188.6)	(1,486.7)	(1,586.5)	195.1	(3,066.7)
Cash and cash equivalents at beginning of period	207.1	1,698.4	2,286.9	(15.2)	4,177.2
Cash and cash equivalents at end of period	$18.5	$211.7	$700.4	$179.9	$1,110.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months June 30, 2012

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
June 30, 2013
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2013 and December 31, 2012, and for the six months ended June 30, 2013 and 2012.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Condensed Consolidating Statements of Financial Position

June 30, 2013

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,191.6	$—	$49,191.6
Fixed maturities, trading	—	—	589.8	—	589.8
Equity securities, available-for-sale	—	—	135.3	—	135.3
Equity securities, trading	—	—	636.7	—	636.7
Mortgage loans	—	—	12,121.7	—	12,121.7
Real estate	—	—	1,264.8	—	1,264.8
Policy loans	—	—	865.3	—	865.3
Investment in unconsolidated entities	11,693.7	11,469.5	870.6	(23,154.5)	879.3
Other investments	9.0	45.8	2,042.2	—	2,097.0
Cash and cash equivalents	18.5	526.4	1,272.3	(706.7)	1,110.5
Accrued investment income	—	—	565.4	—	565.4
Premiums due and other receivables	—	0.7	2,309.1	(1,090.8)	1,219.0
Deferred acquisition costs	—	—	2,925.4	—	2,925.4
Property and equipment	—	—	476.4	—	476.4
Goodwill	—	—	1,138.5	—	1,138.5
Other intangibles	—	—	1,517.3	—	1,517.3
Separate account assets	—	—	118,740.2	—	118,740.2
Other assets	64.1	78.2	1,083.3	(187.1)	1,038.5
Total assets	$11,785.3	$12,120.6	$197,745.9	$(25,139.1)	$196,512.7
Liabilities
Contractholder funds	$—	$—	$36,269.7	$—	$36,269.7
Future policy benefits and claims	—	—	22,129.5	—	22,129.5
Other policyholder funds	—	—	739.5	—	739.5
Short-term debt	—	—	460.8	(285.5)	175.3
Long-term debt	2,448.7	—	1,214.2	(1,084.3)	2,578.6
Income taxes currently payable	—	1.7	56.8	(51.3)	7.2
Deferred income taxes	—	—	710.5	(131.8)	578.7
Separate account liabilities	—	—	118,740.2	—	118,740.2
Other liabilities	33.2	425.2	5,796.1	(423.0)	5,831.5
Total liabilities	2,481.9	426.9	186,117.3	(1,975.9)	187,050.2

Redeemable noncontrolling interest	—	—	53.6	—	53.6

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	—	17.8	(17.8)	4.6
Additional paid-in capital	9,819.8	9,424.5	9,352.2	(18,776.7)	9,819.8
Retained earnings	5,125.2	2,236.6	2,090.5	(4,327.1)	5,125.2
Accumulated other comprehensive income (loss)	(0.5)	32.6	11.0	(43.6)	(0.5)
Treasury stock, at cost	(5,645.8)	—	(2.0)	2.0	(5,645.8)
Total stockholders’ equity attributable to PFG	9,303.4	11,693.7	11,469.5	(23,163.2)	9,303.4
Noncontrolling interest	—	—	105.5	—	105.5
Total stockholders’ equity	9,303.4	11,693.7	11,575.0	(23,163.2)	9,408.9
Total liabilities and stockholders’ equity	$11,785.3	$12,120.6	$197,745.9	$(25,139.1)	$196,512.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months June 30, 2013

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,431.9	$—	$1,431.9
Fees and other revenues	—	0.1	1,544.7	(7.4)	1,537.4
Net investment income	0.1	1.0	1,537.8	0.1	1,539.0
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	6.3	1.5	(87.6)	—	(79.8)
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(69.3)	—	(69.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	18.1	—	18.1
Net impairment losses on available-for-sale securities	—	—	(51.2)	—	(51.2)
Net realized capital gains (losses)	6.3	1.5	(138.8)	—	(131.0)
Total revenues	6.4	2.6	4,375.6	(7.3)	4,377.3
Expenses
Benefits, claims and settlement expenses	—	—	2,190.2	—	2,190.2
Dividends to policyholders	—	—	95.8	—	95.8
Operating expenses	70.2	7.8	1,526.8	(7.3)	1,597.5
Total expenses	70.2	7.8	3,812.8	(7.3)	3,883.5

Income (loss) before income taxes	(63.8)	(5.2)	562.8	—	493.8
Income taxes (benefits)	(25.6)	(2.2)	95.0	—	67.2
Equity in the net income of subsidiaries	455.3	458.3	—	(913.6)	—
Net income	417.1	455.3	467.8	(913.6)	426.6
Net income attributable to noncontrolling interest	—	—	9.5	—	9.5
Net income attributable to PFG	417.1	455.3	458.3	(913.6)	417.1
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$400.6	$455.3	$458.3	$(913.6)	$400.6

Net income	$417.1	$455.3	$467.8	$(913.6)	$426.6
Other comprehensive loss	(700.5)	(653.0)	(660.8)	1,364.0	(650.3)
Comprehensive loss	$(283.4)	$(197.7)	$(193.0)	$450.4	$(223.7)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months June 30, 2012

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,361.1	$—	$1,361.1
Fees and other revenues	0.2	—	1,234.4	(0.5)	1,234.1
Net investment income	1.2	—	1,624.3	0.3	1,625.8
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	0.2	54.1	—	54.3
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(82.8)	—	(82.8)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	22.0	—	22.0
Net impairment losses on available-for-sale securities	—	—	(60.8)	—	(60.8)
Net realized capital gains (losses)	—	0.2	(6.7)	—	(6.5)
Total revenues	1.4	0.2	4,213.1	(0.2)	4,214.5
Expenses
Benefits, claims and settlement expenses	—	—	2,322.5	—	2,322.5
Dividends to policyholders	—	—	99.8	—	99.8
Operating expenses	60.0	3.6	1,221.3	(0.2)	1,284.7
Total expenses	60.0	3.6	3,643.6	(0.2)	3,707.0

Income (loss) before income taxes	(58.6)	(3.4)	569.5	—	507.5
Income taxes (benefits)	(22.9)	(3.6)	134.1	—	107.6
Equity in the net income of subsidiaries	423.7	423.5	—	(847.2)	—
Net income	388.0	423.7	435.4	(847.2)	399.9
Net income attributable to noncontrolling interest	—	—	11.9	—	11.9
Net income attributable to PFG	388.0	423.7	423.5	(847.2)	388.0
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$371.5	$423.7	$423.5	$(847.2)	$371.5

Net income	$388.0	$423.7	$435.4	$(847.2)	$399.9
Other comprehensive income	247.0	288.3	277.4	(522.5)	290.2
Comprehensive income	$635.0	$712.0	$712.8	$(1,369.7)	$690.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months June 30, 2013

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(7.8)	$918.0	$849.8	$(976.4)	$783.6
Investing activities
Available-for-sale securities:
Purchases	—	—	(4,921.6)	—	(4,921.6)
Sales	—	—	1,099.4	—	1,099.4
Maturities	—	—	3,955.4	—	3,955.4
Mortgage loans acquired or originated	—	—	(1,778.4)	—	(1,778.4)
Mortgage loans sold or repaid	—	—	1,079.9	—	1,079.9
Real estate acquired	—	—	(46.9)	—	(46.9)
Net purchases of property and equipment	—	—	(11.9)	—	(11.9)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(1,268.3)	—	(1,268.3)
Dividends and returns of capital received from (contributions to) unconsolidated entities	19.2	(980.0)	—	960.8	—
Net change in other investments	(3.0)	(4.9)	(22.3)	—	(30.2)
Net cash provided by (used in) investing activities	16.2	(984.9)	(1,914.7)	960.8	(1,922.6)
Financing activities
Issuance of common stock	37.8	—	—	—	37.8
Acquisition of treasury stock	(91.4)	—	—	—	(91.4)
Proceeds from financing element derivatives	—	—	14.6	—	14.6
Payments for financing element derivatives	—	—	(24.3)	—	(24.3)
Excess tax benefits from share-based payment arrangements	—	—	6.8	—	6.8
Purchase of subsidiary shares from noncontrolling interest	—	—	(47.2)	—	(47.2)
Sale of subsidiary shares to noncontrolling interest	—	—	31.8	—	31.8
Dividends to common stockholders	(135.2)	—	—	—	(135.2)
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	1,093.4	(1,084.3)	9.1
Principal repayments of long-term debt	—	—	(211.9)	—	(211.9)
Net proceeds from (repayments of) short-term borrowings	—	—	(2,106.0)	2,237.7	131.7
Capital received from (dividends and capital paid to) parent	—	(19.2)	980.0	(960.8)	—
Investment contract deposits	—	—	3,157.3	—	3,157.3
Investment contract withdrawals	—	—	(4,771.4)	—	(4,771.4)
Net decrease in banking operation deposits	—	—	(23.8)	—	(23.8)
Other	—	—	(3.4)	—	(3.4)
Net cash used in financing activities	(197.0)	(19.2)	(1,904.1)	192.6	(1,927.7)
Net decrease in cash and cash equivalents	(188.6)	(86.1)	(2,969.0)	177.0	(3,066.7)
Cash and cash equivalents at beginning of period	207.1	612.5	4,241.3	(883.7)	4,177.2
Cash and cash equivalents at end of period	$18.5	$526.4	$1,272.3	$(706.7)	$1,110.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months June 30, 2012

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2013, compared with December 31, 2012, and our consolidated results of operations for the three and six months ended June 30, 2013 and 2012, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2012, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) continued difficult conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) continued volatility or declines in the equity markets could reduce our assets under management (“AUM”) and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period; (5) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (6) our valuation of fixed maturities, equity securities and derivatives may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition; (7) the determination of the amount of allowances and impairments taken on our investments requires estimations and assumptions which are subject to differing interpretations and could materially impact our results of operations or financial position; (8) any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition; (9) gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income; (10) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (11) we may not be able to protect our intellectual property and may be subject to infringement claims; (12) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (13) our efforts to reduce the impact of interest rate changes on our profitability and retained earnings may not be effective; (14) guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (15) if we are unable to attract and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted; (16) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (17) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (18) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (19) the pattern of amortizing our DAC and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of the DAC and other actuarial balances and the timing of our net income; (20) we may need to fund deficiencies in our Closed Block assets; (21) a pandemic, terrorist attack or other catastrophic event could adversely affect our net income; (22) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (23) we face risk arising from acquisition of businesses; (24) we face risks arising from the acquisition of Cuprum; (25) changes in laws, regulations or accounting standards may reduce our profitability; (26) we may be unable to mitigate the impact of Regulation XXX and Actuarial Guideline 38, potentially resulting in a negative impact to our capital position and/or a reduction in sales of term and universal life insurance products; (27) a computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our profitability; (28) loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses; (29) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (30) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (31) fluctuations in foreign currency exchange rates could reduce our profitability; (32) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests and (33) our financial results may be adversely impacted by global climate changes.

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

Liongate Capital Management. On May 1, 2013, we finalized the purchase of a 55% interest in Liongate Capital Management (“Liongate”), a global alternative investment boutique based in London and New York. Liongate is focused on managing portfolios of hedge funds and had $1.4 billion in AUM at the time of acquisition. Liongate is accounted for on the equity method within the Principal Global Investors segment.

AFP Cuprum S.A. On February 4, 2013, we finalized the purchase of Cuprum, a premier pension manager in Chile. As a result of the public tender offer, we initially acquired a 91.55% ownership stake in Cuprum for a purchase price of $1.3 billion. Cuprum had $34.3 billion in AUM at the time of acquisition and is consolidated within the Principal International segment on a one-month lag. For additional information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Acquisitions.”

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

Group Medical Insurance Business. On September 30, 2010, we announced our decision to exit the group medical insurance business (insured and administrative services only) and entered into an agreement with United Healthcare Services, Inc. to renew group medical insurance coverage for our customers. The exiting of the group medical insurance business does not qualify for discontinued operations treatment under U.S. GAAP. Therefore, the results of operations for the group medical insurance business are still included in our consolidated income from continuing operations.

With the exception of corporate overhead, amounts related to our group medical insurance business previously included in segment operating earnings have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. The operating revenues associated with our exited group medical insurance business were $0.4 million and $4.0 million for the three months ended June 30, 2013 and 2012, respectively, and $4.0 million and $22.9 million for the six months ended June 30, 2013 and 2012, respectively. The other after-tax adjustments associated with the after-tax earnings (loss) of our exited group medical insurance business were $(1.5) million and $(4.0) million for the three months ended June 30, 2013 and 2012, respectively, and $(0.1) million and $(5.5) million for the six months ended June 30, 2013 and 2012, respectively.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment operating earnings were positively impacted by $0.1 million and negatively impacted by $1.5 million for the three and six months ended June 30, 2013, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 12, Stock-Based Compensation Plans.”

Employee and Agent Benefits Expense

The 2013 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $143.3 million pre-tax, which is a $21.0 million increase from the 2012 pre-tax pension expense of $122.3 million. This increase is primarily due to a decrease in the discount rate from 5.15% for 2012 to 4.00% for 2013. Also, the expected long-term return on plan assets used to develop the 2013 expense decreased to 7.50% from 8.00% used in 2012. Pre-tax pension expense of $35.8 million and $71.5 million was reflected in the determination of net income for the three and six months ended June 30, 2013, respectively.

The 2013 annual other postemployment benefit (“OPEB”) plan expense (income) for employees and certain agents is expected to be $(47.0) million pre-tax, which is an $8.2 million decrease from the 2012 pre-tax OPEB income of $(55.2) million. The weighted average expected long-term return on plan assets used to develop the expense (income) in 2013 decreased to 5.62% from 7.30%, which was based on weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical, life and long-term care plans were 5.40%, 7.75% and 5.85%, respectively. The expected rate of return for the medical plans was reduced to 5.40% to reflect the after-tax return on the plan assets resulting from the decision to have taxes paid by the trust instead of Principal Life. The discount rate used to develop the 2013 expense (income) decreased to 4.00%, down from the 5.15% discount rate used in 2012. The pre-tax expense (income) of $(11.7) million and $(23.4) million was reflected in the determination of net income for the three and six months ended June 30, 2013, respectively.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the captions, “Revisions of Previously Issued Financial Statements” and “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2013	2012	(decrease)	2013	2012	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$737.2	$681.3	$55.9	$1,431.9	$1,361.1	$70.8
Fees and other revenues	803.8	636.1	167.7	1,537.4	1,234.1	303.3
Net investment income	749.7	801.0	(51.3)	1,539.0	1,625.8	(86.8)
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(53.4)	32.2	(85.6)	(79.8)	54.3	(134.1)
Total other-than-temporary impairment losses on available-for-sale securities	(24.6)	(49.1)	24.5	(69.3)	(82.8)	13.5
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(2.1)	17.1	(19.2)	18.1	22.0	(3.9)
Net impairment losses on available-for-sale securities	(26.7)	(32.0)	5.3	(51.2)	(60.8)	9.6
Net realized capital gains (losses)	(80.1)	0.2	(80.3)	(131.0)	(6.5)	(124.5)
Total revenues	2,210.6	2,118.6	92.0	4,377.3	4,214.5	162.8
Expenses:
Benefits, claims and settlement expenses	1,095.7	1,110.0	(14.3)	2,190.2	2,322.5	(132.3)
Dividends to policyholders	47.5	49.5	(2.0)	95.8	99.8	(4.0)
Operating expenses	801.8	729.6	72.2	1,597.5	1,284.7	312.8
Total expenses	1,945.0	1,889.1	55.9	3,883.5	3,707.0	176.5
Income before income taxes	265.6	229.5	36.1	493.8	507.5	(13.7)
Income taxes	29.0	50.9	(21.9)	67.2	107.6	(40.4)
Net income	236.6	178.6	58.0	426.6	399.9	26.7
Net income attributable to noncontrolling interest	6.0	2.7	3.3	9.5	11.9	(2.4)
Net income attributable to Principal Financial Group, Inc.	230.6	175.9	54.7	417.1	388.0	29.1
Preferred stock dividends	8.3	8.3	—	16.5	16.5	—
Net income available to common stockholders	$222.3	$167.6	$54.7	$400.6	$371.5	$29.1

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to higher earnings in our Retirement and Investor Services segment stemming from an increase in fees as a result of positive equity market performance and growth in the business. In addition, net income available to common stockholders increased due to the Cuprum acquisition in Chile. These increases in net income available to common stockholders were partially offset by an after-tax increase in net realized capital losses.

Total Revenues

Premiums increased $30.8 million for the Retirement and Investor Services segment primarily due to an increase in sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore tends to vary from period to period. In addition, premiums increased $13.8 million for the Principal International segment primarily due to higher sales of single premium annuities with life contingencies in Chile. Furthermore, premiums increased $11.1 million for the U.S. Insurance Solutions segment primarily due to growth in our specialty benefits insurance business.

Fee revenues increased $78.2 million for the Retirement and Investor Services segment primarily due to an increase in average account values, which resulted from positive equity market performance and growth in the business. In addition, fee revenues increased $61.9 million for the Principal International segment primarily due to the Cuprum acquisition in Chile. Furthermore, fee revenues increased $28.5 million for the Principal Global Investors segment largely due to higher fee revenues as a result of increased AUM.

Net investment income decreased primarily due to lower investment yields in our U.S. operations. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses increased primarily due to losses versus gains on the GMWB embedded derivatives, including losses versus gains from changes in the spread reflecting our own creditworthiness, and related hedging instruments, and due to losses versus gains on derivatives not designated as hedging instruments. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $25.8 million for the Retirement and Investor Services segment primarily due to a decrease in cost of interest credited in our investment only business and resulting from a lower interest rate environment. Partially offsetting this decrease was a $9.4 million increase in benefits, claims and settlement expenses for the U.S. Insurance Solutions segment primarily due to an increase in reserves resulting from a lower interest rate environment.

Operating expenses increased $31.2 million for the Principal International segment primarily due to the acquisition of Cuprum in Chile. In addition, operating expenses increased $16.2 million for the Retirement and Investor Services segment primarily due to an increase in non-deferrable distribution costs resulting from growth in the business and higher sub-advisory fees stemming from positive equity market performance. Furthermore, operating expenses increased $10.0 million for the Corporate segment primarily due to litigation expenses and higher interest expense on corporate debt.

Income Taxes

The effective income tax rates were 11% and 22% for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rate for the three months ended June 30, 2013, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, a Chilean tax benefit resulting from a foreign currency loss on a U.S. denominated loan and the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income. The effective income tax rate for the three months ended June 30, 2012, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and the interest exclusion from taxable income. The effective income tax rate decreased to 11% from 22% for the three months ended June 30, 2013 and 2012, respectively, primarily due to a 2013 Chilean tax benefit resulting from a foreign currency loss on a U.S. denominated loan and increased income tax deductions allowed for corporate dividends received.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to higher earnings in our Retirement and Investor Services segment stemming from an increase in fees as a result of positive equity market performance and growth in the business. In addition, net income available to common stockholders increased due to the Cuprum acquisition in Chile. These increases in net income available to common stockholders were partially offset by an after-tax increase in net realized capital losses.

Total Revenues

Premiums increased $43.4 million for the Retirement and Investor Services segment primarily due to an increase in sales of single premium group annuities with life contingencies. In addition, premiums increased $25.4 million for the U.S. Insurance Solutions segment primarily due to growth as a result of strong sales and continued recovery in employment and salary trends.

Fee revenues increased $128.0 million for the Retirement and Investor Services segment primarily due to an increase in average account values, which resulted from positive equity market performance and growth in the business. In addition, fee revenues increased $88.5 million for the Principal International segment primarily due to the Cuprum acquisition in Chile and higher investment management fees driven by higher average AUM in Mexico. Furthermore, fee revenues increased $73.5 million for the U.S. Insurance Solutions segment primarily due to unlocking of unearned revenue associated with the change in basis for amortizing DAC and other actuarial balances in the first quarter of 2012 and growth in our universal life and variable universal life lines of business.

Net investment income decreased primarily due to lower investment yields in our U.S. operations and lower inflation-based investments returns on average invested assets and cash as a result of lower inflation in Chile. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses increased primarily due to losses versus gains on the GMWB embedded derivatives, including losses versus gains from changes in the spread reflecting our own creditworthiness, and related hedging instruments, and due to losses versus gains on derivatives not designated as hedging instruments. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $49.0 million for the Retirement and Investor Services segment primarily due to a decrease in cost of interest credited in our investment only business resulting from a lower interest rate environment. In addition, benefits, claims and settlement expenses decreased $41.1 million for the Principal International segment primarily due to lower inflation-based interest crediting rates to customers partially offset by the strengthening of the Chilean peso against the U.S. dollar. Furthermore, benefits, claims and settlement expenses decreased $39.3 million for the U.S. Insurance Solutions segment primarily due to unlocking associated with the change in basis for amortizing DAC and other actuarial balances in 2012.

Operating expenses increased $160.8 million for the U.S. Insurance Solutions segment primarily due to unlocking associated with the change in basis for amortizing DAC and other actuarial balances in 2012. In addition, operating expenses increased $87.6 million for the Retirement and Investor Services segment primarily due to an increase in non-deferrable distribution costs resulting from growth in the business and higher sub-advisory fees stemming from positive equity market performance. Furthermore, operating expenses also increased $50.0 million for the Principal International segment primarily due to acquisition and growth initiatives across the segment.

Income Taxes

The effective income tax rates were 14% and 21% for the six months ended June 30, 2013 and 2012, respectively. The effective income tax rate for the six months ended June 30, 2013, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and a Chilean tax benefit resulting from a foreign currency loss on a U.S. denominated loan. The effective income tax rate for the six months ended June 30, 2012, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and the interest exclusion from taxable income. The effective income tax rate decreased to 14% from 21% for the six months ended June 30, 2013 and 2012, respectively, primarily due to a 2013 Chilean tax benefit resulting from a foreign currency loss on a U.S. denominated loan and increased income tax deductions allowed for corporate dividends received.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Segment Information.”

Retirement and Investor Services Segment

Retirement and Investor Services Segment Summary Financial Data

Net revenue is a key metric used to understand Retirement and Investor Services (“RIS”) earnings growth. Net revenue is defined as operating revenues less benefits, claims and settlement expenses less dividends to policyholders. Net revenue from our Accumulation products is primarily fee based and is impacted by changes in the equity markets. Net revenue from our Guaranteed products is driven by our ability to earn an investment spread. Accumulation net revenue has grown due to improvement in the equity markets as well as growth in the block of business. Guaranteed net revenue has increased due to improvement in variable investment income.

The following table presents the RIS net revenue for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2013	2012	(decrease)	2013	2012	(decrease)
	(in millions)
Net revenue:
Accumulation	$578.4	$496.0	$82.4	$1,138.3	$989.5	$148.8
Guaranteed	48.7	42.0	6.7	97.4	83.2	14.2
Total Retirement and Investor Services	$627.1	$538.0	$89.1	$1,235.7	$1,072.7	$163.0

Retirement and Investor Services Segment Summary Financial Data

The following table presents certain summary financial data relating to the RIS segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2013	2012	(decrease)	2013	2012	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$204.0	$173.2	$30.8	$370.1	$326.7	$43.4
Fees and other revenues	446.7	368.5	78.2	867.2	739.2	128.0
Net investment income	498.1	539.5	(41.4)	1,013.8	1,070.4	(56.6)
Total operating revenues	1,148.8	1,081.2	67.6	2,251.1	2,136.3	114.8
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	521.7	543.2	(21.5)	1,015.4	1,063.6	(48.2)
Operating expenses	400.1	356.6	43.5	794.5	704.2	90.3
Total expenses	921.8	899.8	22.0	1,809.9	1,767.8	42.1
Operating earnings before income taxes	227.0	181.4	45.6	441.2	368.5	72.7
Income taxes	54.7	39.7	15.0	98.9	83.2	15.7
Operating earnings	$172.3	$141.7	$30.6	$342.3	$285.3	$57.0

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating Earnings

Operating earnings increased $26.4 million in our Accumulation business primarily due to higher fees stemming from positive equity market performance and growth in the business. The increase in Accumulation fee revenue was partially offset by an increase in non-deferrable distribution costs, higher sub-advisory fees and to a lesser extent, staff-related costs.

Net Revenue

Net revenue increased $82.4 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business.

Operating Expenses

Operating expenses increased $43.2 million in our Accumulation business primarily due to an increase in non-deferrable distribution costs resulting from growth in the business and higher sub-advisory fees stemming from positive equity market performance. In addition, Accumulation operating expenses increased due to higher staff-related costs, including pension and other postretirement benefit expense.

Income Taxes

The effective income tax rates for the segment were 24% and 22% for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating Earnings

Operating earnings increased $48.0 million in our Accumulation business primarily due to higher fees stemming from positive equity market performance and growth in the business. The increase in Accumulation fee revenue was partially offset by an increase in non-deferrable distribution costs, higher sub-advisory fees and to a lesser extent, staff-related costs.

Net Revenue

Net revenue increased $148.8 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business.

Operating Expenses

Operating expenses increased $90.1 million in our Accumulation business primarily due to an increase in non-deferrable distribution costs resulting from growth in the business and higher sub-advisory fees stemming from positive equity market performance. In addition, Accumulation operating expenses increased due to higher staff-related costs, including pension and other postretirement benefit expense.

Income Taxes

The effective income tax rates for the segment were 22% and 23% for the six months ended June 30, 2013 and 2012, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in billions)
AUM, beginning of period	$273.0	$242.2	$263.2	$227.8
Net cash flow	(0.9)	2.9	1.4	6.6
Investment performance	(1.6)	(0.9)	8.3	11.3
Operations acquired (1)	1.4	—	1.4	—
Other	(0.7)	(0.3)	(3.1)	(1.8)
AUM, end of period	$271.2	$243.9	$271.2	$243.9

(1)            Reflects the acquisition of Liongate in May 2013.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2013	2012	(decrease)	2013	2012	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$167.0	$138.5	$28.5	$315.2	$272.6	$42.6
Net investment income	1.2	2.6	(1.4)	6.7	6.6	0.1
Total operating revenues	168.2	141.1	27.1	321.9	279.2	42.7
Expenses:
Total expenses	120.0	111.4	8.6	239.3	222.1	17.2
Operating earnings before income taxes and noncontrolling interest	48.2	29.7	18.5	82.6	57.1	25.5
Income taxes	15.9	8.9	7.0	27.4	18.9	8.5
Operating earnings attributable to noncontrolling interest	3.3	2.6	0.7	5.9	3.8	2.1
Operating earnings	$29.0	$18.2	$10.8	$49.3	$34.4	$14.9

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating Earnings

Operating earnings increased primarily due to higher fee revenues driven by an increase in average AUM as well as a performance fee realized in our real estate business. These increases were partially offset by higher variable compensation costs resulting from increased business.

Income Taxes

The effective income tax rates for the segment were 33% and 30% for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating Earnings

Operating earnings increased primarily due to higher fee revenues driven by an increase in average AUM as well as a performance fee realized in our real estate business.

Income Taxes

The effective income tax rate for the segment was 33% for both the six months ended June 30, 2013 and 2012. The effective income tax rate was lower than the U.S. statutory rate primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

Principal International Segment

Principal International Segment Summary Financial Data

AUM is generally a key indicator of earnings growth for the segment, as AUM is the base by which we can generate local currency profits. The Cuprum business in Chile differs in that fees generated are determined by salary levels of the mandatory retirement customers, with deposits subject to an annual cap, as opposed to asset levels. Net customer cash flow and market performance are the two main drivers of local currency AUM growth. Net customer cash flow reflects our ability to attract and retain client deposits. Market performance reflects the investment returns on our underlying AUM. Our financial results are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the countries in which we have business. AUM of our foreign subsidiaries is translated into U.S. dollar equivalents at the end of the reporting period using the spot foreign exchange rates. Revenue and expenses for our foreign subsidiaries are translated into U.S. dollar equivalents at the average foreign exchange rates for the reporting period.

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in billions)
AUM, beginning of period	$107.4	$59.2	$69.3	$52.8
Net cash flow	2.2	2.3	4.7	4.6
Investment performance	(0.2)	1.4	0.3	3.6
Operations acquired (1)	—	1.8	34.3	1.8
Effect of exchange rates	(6.7)	(4.3)	(5.7)	(2.3)
Other	0.2	(0.1)	—	(0.2)
AUM, end of period	$102.9	$60.3	$102.9	$60.3

(1)         Reflects the April 2012 acquisition of Claritas in Brazil and the February 2013 acquisition of Cuprum in Chile.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2013	2012	(decrease)	2013	2012	(decrease)
	(in millions)
Net revenue	$152.1	$88.5	$63.6	$271.0	$180.7	$90.3

Net revenue increased primarily due to the Cuprum acquisition in Chile and higher investment management fees driven by higher average AUM in Mexico.

The following table presents certain summary financial data of the Principal International segment for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2013	2012	(decrease)	2013	2012	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$78.3	$64.5	$13.8	$149.8	$148.3	$1.5
Fees and other revenues	112.4	50.5	61.9	189.2	100.7	88.5
Net investment income	84.4	95.6	(11.2)	183.6	224.1	(40.5)
Total operating revenues	275.1	210.6	64.5	522.6	473.1	49.5
Expenses:
Benefits, claims and settlement expenses	123.0	122.1	0.9	251.6	292.4	(40.8)
Operating expenses	86.7	56.1	30.6	155.3	105.4	49.9
Total expenses	209.7	178.2	31.5	406.9	397.8	9.1
Operating earnings before income taxes and noncontrolling interest	65.4	32.4	33.0	115.7	75.3	40.4
Income taxes (benefits)	4.5	0.8	3.7	9.5	(0.3)	9.8
Operating earnings attributable to noncontrolling interest	2.6	0.1	2.5	3.3	—	3.3
Operating earnings	$58.3	$31.5	$26.8	$102.9	$75.6	$27.3

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating Earnings

Operating earnings increased primarily due to the Cuprum acquisition.

Operating Revenues

Premiums increased $13.9 million in Chile primarily due to higher sales of single premium annuities with life contingencies.

Fees and other revenues increased primarily due to the Cuprum acquisition.

Net investment income decreased primarily due to lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile partially offset by the Cuprum acquisition.

Total Expenses

Benefits, claims and settlement expenses increased primarily due to higher sales of single premium annuities with life contingencies in Chile, the strengthening of the Chilean peso against the U.S. dollar and higher inflation in Mexico.  These increases were partially offset by lower inflation-based interest crediting rates to customers in Chile.

Operating expenses increased primarily due to the Cuprum acquisition.

Income Taxes

The effective income tax rates for the segment were 7% and 2% for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the presentation of taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates. The effective income tax rate increased to 7% from 2% for the three months ended June 30, 2013 and 2012, respectively, primarily due to the Cuprum acquisition in Chile, which increased our distribution of operating earnings from our consolidated entities compared to our equity method investments. This was partially offset by tax benefits in foreign jurisdictions.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating Earnings

Operating earnings increased primarily due to the Cuprum acquisition in Chile partially offset by lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile.

Operating Revenues

Premiums increased $1.6 million in Chile primarily due to the strengthening of the Chilean peso against the U.S. dollar partially offset by lower sales of single premium annuities with life contingencies.

Fees and other revenues increased primarily due to the Cuprum acquisition in Chile and higher investment management fees driven by higher average AUM in Mexico.

Net investment income decreased primarily due to lower inflation-based investment returns on average invested assets and cash as a result of lower inflation partially offset by the Cuprum acquisition in Chile.

Total Expenses

Benefits, claims and settlement expenses decreased $43.1 million in Chile primarily due to lower inflation-based interest crediting rates to customers partially offset by the strengthening of the Chilean peso against the U.S. dollar.

Operating expenses increased primarily due to acquisition and growth initiatives across the segment.

Income Taxes

The effective income tax rates for the segment were 8% and 0% for the six months ended June 30, 2013 and 2012, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. Lower tax rates of foreign jurisdictions also contributed to the lower effective income tax rates. The effective income tax rate increased to 8% from 0% for the six months ended June 30, 2013 and 2012, respectively, primarily due to the Cuprum acquisition in Chile, which increased our distribution of operating earnings from our consolidated entities compared to our equity method investments.

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

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Universal and variable universal life insurance fee revenues (1)	$130.8	$120.5	$267.5	$193.2
Traditional life insurance premiums	130.5	125.8	258.2	249.0

(1)  Fee revenues for the six months ended June 30, 2012, reflects a $46.6 million reduction due to unlocking of unearned revenue associated with the change in basis for amortizing DAC and other actuarial balances.

Specialty Benefits Insurance Trends

Premium and fees in our specialty benefits insurance business are also influenced by economic and industry trends. Premium and fees have risen slower in recent years due to more moderate increases in underlying salaries and lower membership growth in existing group contracts.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Premium and fees:
Group dental and vision insurance	$146.0	$144.2	$291.4	$287.8
Group life insurance	83.0	82.9	166.3	163.8
Group disability insurance	77.6	74.3	150.7	143.6
Individual disability insurance	63.5	57.9	125.8	115.0
Wellness	2.3	2.2	4.9	5.0

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

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	Increase (decrease)	2013	2012	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$454.7	$443.6	$11.1	$908.8	$883.4	$25.4
Fees and other revenues (1)	144.0	134.1	9.9	295.6	221.4	74.2
Net investment income	174.3	173.8	0.5	346.6	343.7	2.9
Total operating revenues	773.0	751.5	21.5	1,551.0	1,448.5	102.5
Expenses:
Benefits, claims and settlement expenses (1)	460.1	443.3	16.8	937.6	970.5	(32.9)
Dividends to policyholders	47.1	49.0	(1.9)	95.1	98.8	(3.7)
Operating expenses (1)	196.1	185.8	10.3	396.8	231.6	165.2
Total expenses	703.3	678.1	25.2	1,429.5	1,300.9	128.6
Operating earnings before income taxes	69.7	73.4	(3.7)	121.5	147.6	(26.1)
Income taxes	22.5	23.2	(0.7)	38.6	47.2	(8.6)
Operating earnings	$47.2	$50.2	$(3.0)	$82.9	$100.4	$(17.5)

(1)         For further details related to the impact associated with the change in basis for amortizing DAC and other actuarial balances on results for the six months ended June 30, 2012, see “Transactions Affecting Comparability of Results of Operations — Individual Life Insurance Amortization.”

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating Earnings

Operating earnings in our individual life insurance business decreased $6.1 million primarily due to an increase in reserves resulting from a lower interest rate environment. Operating earnings in our specialty benefits insurance business increased $3.1 million primarily due to improved claim experience partially offset by higher staff-related costs, including pension and other postretirement benefit expense.

Operating Revenues

Premiums increased $10.4 million in our specialty benefits insurance business primarily due to growth as a result of strong sales in the block of business and continued recovery in employment and salary trends.

Fees and other revenues increased $9.5 million in our individual life insurance business primarily due to growth in the universal life and variable universal life lines of business.

Total Expenses

Benefits, claims and settlement expenses increased $19.0 million in our individual life insurance business primarily due to an increase in reserves resulting from a lower interest rate environment.

Operating expenses increased $9.3 million in our specialty benefits insurance business primarily due to growth in the block of business and higher staff-related costs, including pension and other postretirement benefit expense.

Income Taxes

The effective income tax rate for the segment was 32% for both the three months ended June 30, 2013 and 2012. The effective income tax rate was lower than the U.S. statutory rate primarily due to interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating Earnings

Operating earnings in our individual life insurance business decreased $22.9 million primarily due to higher claims net of reinsurance and an increase in reserves resulting from a lower interest rate environment. Operating earnings in our specialty benefits insurance business increased $5.4 million primarily due to improved claim experience partially offset by higher staff-related costs, including pension and other postretirement benefit expense.

Operating Revenues

Premiums increased $22.9 million in our specialty benefits insurance business primarily due to growth and strong sales in the block of business and continued recovery in employment and salary trends.

Fees and other revenues increased $73.3 million in our individual life insurance business primarily due to the unlocking of unearned revenue associated with the change in basis for amortizing DAC and other actuarial balances in the first quarter of 2012 and growth in our universal life and variable universal life lines of business.

Total Expenses

Total expenses increased $110.1 million in our individual life insurance business primarily due to lower total expenses in first quarter 2012 associated with the change in basis for amortizing DAC and other actuarial balances, growth in the block of business and higher claims net or reinsurance.

Income Taxes

The effective income tax rate for the segment was 32% for both the six months ended June 30, 2013 and 2012. The effective income tax rate was lower than the U.S. statutory rate primarily due to interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2013	2012	(decrease)	2013	2012	(decrease)
	(in millions)
Total operating revenues	$(53.4)	$(48.1)	$(5.3)	$(96.6)	$(93.4)	$(3.2)
Total expenses	(2.5)	(11.1)	8.6	0.6	(12.0)	12.6
Operating loss before income taxes, preferred stock dividends and noncontrolling interest	(50.9)	(37.0)	(13.9)	(97.2)	(81.4)	(15.8)
Income tax benefits	(23.9)	(14.5)	(9.4)	(41.3)	(28.3)	(13.0)
Preferred stock dividends	8.3	8.3	—	16.5	16.5	—
Operating earnings (loss) attributable to noncontrolling interest	0.1	(0.1)	0.2	0.3	(0.1)	0.4
Operating loss	$(35.4)	$(30.7)	$(4.7)	$(72.7)	$(69.5)	$(3.2)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating Loss

The operating loss increased due to litigation expenses and higher after-tax interest expense on corporate debt.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating Loss

The operating loss increased primarily due to higher after-tax interest expense on corporate debt. The one-time costs associated with the first quarter 2013 acquisition of Cuprum were largely offset by interest income earned on the assets used to fund the Cuprum acquisition.

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

Our liquidity is supported by a portfolio of U.S. government and agency and residential pass-through government-backed securities, of which we held $3.8 billion as of June 30, 2013, that may be utilized to bolster our liquidity position, as collateral for secured borrowing transactions with various third parties or by disposing of the securities in the open market, if needed. As of June 30, 2013, approximately $9.9 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our life insurance and annuity liabilities contain provisions limiting early surrenders.

As of June 30, 2013 and December 31, 2012, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,113.0 million and $905.0 million, respectively. As of June 30, 2013 and December 31, 2012, we had $175.3 million and $40.8 million, respectively, of outstanding borrowings, with no assets pledged as support as of June 30, 2013. Our credit facilities include a $500.0 million 4-year facility that matures in March 2016, with PFG, PFS and Principal Life as co-borrowers. We also have a $300.0 million 364-day facility for Principal Life only that was refinanced in April 2013. Also in April 2013, we added a $200.0 million 3-year facility with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as borrowers. These credit facilities are committed facilities and provide 100% back-stop support for our commercial paper program. The 4-year facility is supported by eighteen banks; the 364-day facility and 3-year facility are supported by fifteen banks, most, if not all, of which have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable there is a very low risk the financial institutions would be unable or unwilling to fund these facilities.

The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc. The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. The declaration and payment of common stock dividends by us is subject to the discretion of our Board of Directors and will depend on our overall financial condition, results of operations, capital levels, cash requirements, future prospects, receipt of dividends from Principal Life (as described below), risk management considerations and other factors deemed relevant by the Board. There are no significant restrictions that limit the payment of dividends by PFG, except those generally applicable to corporations incorporated in Delaware. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law.

Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. Extraordinary dividends include those made within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on December 31, 2012, statutory results, the dividend limitation for Principal Life is approximately $472.0 million. No stockholder dividends were paid by Principal Life to its parent as of June 30, 2013.

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

Net cash provided by operating activities was $783.6 million and $1,502.0 million for the six months ended June 30, 2013 and 2012, respectively. From our insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities in 2013 compared to

2012 was primarily due to fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $1,922.6 million and $826.8 million for the six months ended June 30, 2013 and 2012, respectively. The increase in cash used in investing activities in 2013 compared to 2012 was primarily the result of the first quarter 2013 acquisition of Cuprum.

Net cash used in financing activities was $1,927.7 million and $1,862.5 million for the six months ended June 30, 2013 and 2012, respectively. The increase in cash used in financing activities was primarily due to net repayments of debt in 2013, as compared to net borrowings in 2012. This increase was partially offset by a decrease in cash used to acquire treasury stock in 2013.

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

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of June 30, 2013, we have no preferred dividend restrictions. The dividend payments on our preferred stock are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt. The components of short-term debt were as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Short-term credit facilities	$135.3	$—
Other recourse short-term debt	40.0	40.8
Total short-term debt	$175.3	$40.8

Long-Term Debt. As of June 30, 2013, there have been no significant changes to long-term debt since December 31, 2012.

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	June 30, 2013	December 31, 2012
	(in millions)

Dividends to stockholders	$(135.2)	$(231.3)
Repurchase of common stock	(91.4)	(272.7)
Total cash returned to stockholders	$(226.6)	$(504.0)

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	June 30, 2013	December 31, 2012
	(in millions)
Debt:
Short-term debt	$175.3	$40.8
Long-term debt	2,578.6	2,671.3
Total debt	2,753.9	2,712.1

Equity excluding AOCI	9,303.9	9,043.1
Total capitalization excluding AOCI	$12,057.8	$11,755.2
Debt to equity excluding AOCI	30%	30%
Debt to capitalization excluding AOCI	23%	23%

As of June 30, 2013, we had $167.1 million of excess capital in the holding companies, consisting of cash and highly liquid assets available for debt maturities, interest, preferred stock dividends and other holding company obligations. In addition, we continue to maintain sufficient capital levels in Principal Life based on our current financial strength ratings.

Contractual Obligations and Contractual Commitments

As of June 30, 2013, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2012.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Variable Interest Entities.”

Guarantees and Indemnifications. As of June 30, 2013, there have been no significant changes to guarantees and indemnifications since December 31, 2012. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength Rating and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ratings and other factors.

A.M. Best recently affirmed a stable outlook on the U.S. life insurance sector. Fitch and Standard & Poor’s maintain a stable outlook, and Moody’s maintains a negative outlook. Regardless of their published outlook on the sector, these rating agencies note that current challenges for the industry are the result of sustained low interest rates, global sovereign uncertainty, equity market volatility, and lingering unemployment and fiscal tightening.

In early July, following a review of PFG and its subsidiaries under its revised criteria, Standard & Poor’s affirmed the financial strength rating of Principal Life and Principal National Life Insurance Company. The outlook was revised to ‘stable’ from ‘negative’. The change in outlook reflects Standard & Poor’s positive view of our solid operating performance, diversification by product line and geography, as well as financial leverage, fixed charge coverage and capital adequacy supportive of the ratings.

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

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s
Principal Financial Group
Senior Unsecured Debt (1)	a-		BBB+	Baa1
Preferred Stock (2)	bbb		BBB-	Baa3
Principal Financial Services
Senior Unsecured Debt	a-		BBB+	A3
Commercial Paper	AMB-1		A-2	P-2
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	Aa3
Issuer Credit Rating	aa-
Commercial Paper	AMB-1+		A-1+	P-1
Surplus Notes	a		A-	A2
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	Aa3

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

As of June 30, 2013, 35% of our net assets (liabilities) were Level 1, 62% were Level 2 and 3% were Level 3. Excluding separate account assets as of June 30, 2013, 1% of our net assets (liabilities) were Level 1, 98% were Level 2 and 1% were Level 3.

As of December 31, 2012, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2012, 2% of our net assets (liabilities) were Level 1, 97% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2013, were $5,272.5 million as compared to $4,987.4 million as of December 31, 2012. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets, as well as gains on bifurcated embedded derivatives in investment-type insurance contracts.

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

Investments

We had total consolidated assets as of June 30, 2013, of $196,512.7 million, of which $67,781.5 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk.

Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2013, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	June 30, 2013		December 31, 2012
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$34,612.1	51%	$36,136.2	52%
Private	15,169.3	22	15,429.8	22
Equity securities	772.0	1	389.3	1
Mortgage loans:
Commercial	10,871.0	16	10,183.3	15
Residential	1,250.7	2	1,336.4	2
Real estate held for sale	131.0	—	87.0	—
Real estate held for investment	1,133.8	2	1,093.3	2
Policy loans	865.3	1	864.9	1
Other investments	2,976.3	5	3,291.1	5
Total invested assets	67,781.5	100%	68,811.3	100%
Cash and cash equivalents	1,110.5		4,177.2
Total invested assets and cash	$68,892.0		$72,988.5

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

	For the three months ended June 30,				Increase (decrease)		For the six months ended June 30,				Increase (decrease)
	2013		2012		2013 vs. 2012		2013		2012		2013 vs. 2012
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.7%	$569.2	5.1%	$617.5	(0.4)%	$(48.3)	4.8%	$1,159.7	5.2%	$1,258.5	(0.4)%	$(98.8)
Equity securities	0.4	0.8	2.5	3.3	(2.1)	(2.5)	3.1	9.0	4.0	8.4	(0.9)	0.6
Mortgage loans — commercial	5.1	133.6	5.7	140.5	(0.6)	(6.9)	5.1	269.7	5.8	279.7	(0.7)	(10.0)
Mortgage loans — residential	4.3	14.1	5.4	18.1	(1.1)	(4.0)	4.5	29.3	6.0	40.1	(1.5)	(10.8)
Real estate	4.9	15.0	4.8	13.6	0.1	1.4	4.8	29.0	4.3	24.6	0.5	4.4
Policy loans	5.8	12.5	6.2	13.6	(0.4)	(1.1)	5.8	24.9	6.3	27.6	(0.5)	(2.7)
Cash and cash equivalents	0.7	2.3	0.5	2.1	0.2	0.2	0.8	10.0	0.4	4.3	0.4	5.7
Other investments	2.8	21.4	1.7	12.8	1.1	8.6	2.9	45.4	1.6	24.2	1.3	21.2
Total before investment expenses	4.5	768.9	4.9	821.5	(0.4)	(52.6)	4.6	1,577.0	5.0	1,667.4	(0.4)	(90.4)
Investment expenses	(0.1)	(19.2)	(0.1)	(20.5)	—	1.3	(0.1)	(38.0)	(0.1)	(41.6)	—	3.6
Net investment income	4.4%	$749.7	4.8%	$801.0	(0.4)%	$(51.3)	4.5%	$1,539.0	4.9%	$1,625.8	(0.4)%	$(86.8)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net investment income decreased primarily due to lower investment yields in our U.S. operations and lower inflation-based investments returns on average invested assets and cash as a result of lower inflation in Chile, partially offset by an increase in average invested assets and cash.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net investment income decreased primarily due to lower investment yields in our U.S. operations and lower inflation-based investments returns on average invested assets and cash as a result of lower inflation in Chile, partially offset by an increase in average invested assets and cash.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for our invested assets for the periods indicated.

	For the three months ended June 30,		Increase (decrease)	For the six months ended June 30,		Increase (decrease)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(26.6)	$(32.0)	$5.4	$(49.2)	$(60.8)	$11.6
Fixed maturities, available-for-sale — other	1.1	2.7	(1.6)	8.7	15.6	(6.9)
Fixed maturities, trading	(6.3)	(2.0)	(4.3)	(6.2)	1.0	(7.2)
Equity securities — credit impairments	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Derivatives and related hedge activities (2)	(51.4)	48.2	(99.6)	(63.6)	44.7	(108.3)
Commercial mortgages	(6.5)	(3.4)	(3.1)	(5.7)	(7.9)	2.2
Other gains (losses)	9.7	(13.3)	23.0	(14.9)	0.9	(15.8)
Net realized capital gains (losses)	$(80.1)	$0.2	$(80.3)	$(131.0)	$(6.5)	$(124.5)

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, were a net gain of $2.1 million and $0.0 million for the six months ended June 30, 2013 and 2012, respectively. There were no credit gains on sales for the three months ended June 30, 2013 and 2012.

(2)                                 Includes fixed maturities, available-for-sale impairment-related net gains of $0.2 million and $0.0 for the six months ended June 30, 2013 and 2012, respectively, which were hedged by derivatives reflected in this line. There were no fixed maturities available-for-sale impairment-related net gains in this line for the three months ended June 30, 2013 and 2012.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net realized capital losses on fixed maturities, available-for-sale - credit impairments decreased primarily due to lower impairments on commercial mortgage-backed and other asset-backed securities as a result of improved market conditions.

Net realized capital losses on derivatives and related hedge activities increased due to losses versus gains on the GMWB embedded derivatives, including losses versus gains from changes in the spread reflecting our own creditworthiness, and related hedging instruments, and due to losses versus gains on derivatives not designated as hedging instruments including interest rate swaps due to changes in interest rates.

Other net realized capital gains increased due to gains on the sale of real estate.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net realized capital losses on fixed maturities, available-for-sale - credit impairments decreased primarily due to lower impairments on commercial mortgage-backed and other asset-backed securities as a result of improved market conditions.

Net realized capital losses on derivatives and related hedge activities increased due to losses versus gains on the GMWB embedded derivatives, including losses versus gains from changes in the spread reflecting our own creditworthiness, and related hedging instruments, and due to losses versus gains on derivatives not designated as hedging instruments including interest rate swaps and currency forwards due to changes in interest and exchange rates.

Other net realized capital losses increased due to foreign currency translation on cash held for the Cuprum acquisition that was completed in the first quarter 2013 and a write-off of impaired corporate owned real estate.  Losses were partially offset by an increase in realized gains on the sale of real estate.

U.S. Investment Operations

Of our invested assets, $61,718.4 million were held by our U.S. operations as of June 30, 2013. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of June 30, 2013, there are thirteen members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

We also seek to manage call or prepayment risk arising from changes in interest rates.  We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, was $791.9 million and 4.8%, respectively, as of June 30, 2013. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk was $4,251.5 million and 3.6%, respectively, as of June 30, 2013.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
New mortgages	50%	48%	2.8x	3.2x
Entire mortgage portfolio	52%	54%	2.4x	2.2x

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

	June 30, 2013		December 31, 2012
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$31,195.0	50%	$32,437.5	52%
Private	15,167.8	25	15,429.8	25
Equity securities	267.4	—	263.2	—
Mortgage loans:
Commercial	10,849.0	18	10,167.7	16
Residential	587.8	1	657.7	1
Real estate held for sale	127.3	—	80.0	—
Real estate held for investment	1,131.2	2	1,092.5	2
Policy loans	839.8	1	838.2	1
Other investments	1,553.1	3	1,847.4	3
Total invested assets	61,718.4	100%	62,814.0	100%
Cash and cash equivalents	983.6		4,071.8
Total invested assets and cash	$62,702.0		$66,885.8

Fixed Maturities

Fixed maturities consist of publicly traded and privately placed bonds, ABS, redeemable preferred stock and certain nonredeemable preferred stock. Included in the privately placed category as of June 30, 2013 and December 31, 2012, were $10.0 billion and $9.9 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	June 30, 2013		December 31, 2012
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$792.4	2%	$953.7	2%
States and political subdivisions	3,569.6	8	3,327.8	7
Non-U.S. governments	543.6	1	663.4	1
Corporate - public	17,644.7	38	18,718.2	39
Corporate - private	12,547.8	27	12,808.6	27
Residential mortgage-backed pass-through securities	2,976.0	6	3,277.4	7
Commercial mortgage-backed securities	3,955.3	9	3,900.2	8
Residential collateralized mortgage obligations	1,015.1	2	1,115.3	2
Asset-backed securities	3,318.3	7	3,102.7	7
Total fixed maturities	$46,362.8	100%	$47,867.3	100%

We believe it is desirable to hold residential mortgage-backed pass-through securities due to their credit quality and liquidity as well as portfolio diversification characteristics. Our portfolio is comprised of Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation pass-through securities. In addition, our residential collateralized mortgage obligation portfolio offers structural features that allow cash flows to be matched to our liabilities.

CMBS provide varying levels of credit protection, diversification and reduced event risk depending on the securities owned and composition of the loan pool. CMBS are predominantly comprised of large pool securitizations that are diverse by property type, borrower and geographic dispersion. The risks to any CMBS deal are determined by the credit quality of the underlying loans and how those loans perform over time. Another key risk is the vintage of the underlying loans and the state of the markets during a particular vintage. In the CMBS market, there is a material difference in the outlook for the performance of loans originated in 2004 and earlier relative to loans originated in 2005 through 2008. For loans originated prior to 2005, underwriting assumptions were more conservative regarding required debt service coverage and loan-to-value ratios. For the 2005 through 2008 vintages, real estate values peaked and the underwriting expectations were that values would continue to increase, which makes those loan values more sensitive to market declines. The 2009 through 2013 vintages represent a return to debt service coverage ratios and loan-to-value ratios that more closely resemble loans originated prior to 2005.

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 27% of total fixed maturities as of June 30, 2013, and 27% as of December 31, 2012. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	June 30, 2013	December 31, 2012
	(in millions)
European Union	$4,193.0	$4,415.8
United Kingdom	2,644.7	2,663.6
Asia-Pacific	1,416.7	1,369.0
Australia/New Zealand	1,367.3	1,383.8
Latin America	823.7	844.2
Other countries (1)	1,877.9	2,047.6
Total	$12,323.3	$12,724.0

(1)    Includes exposure from 13 countries as of June 30, 2013, and 13 countries as of December 31, 2012.

International fixed maturities are determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of June 30, 2013 and December 31, 2012, our investments in Canada totaled $1,599.3 million and $1,819.0 million, respectively.

Economic and fiscal conditions in select European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to cause credit concerns particularly to financial institutions and banks with exposure to the European periphery region. Our exposure to the region within our U.S. investment operations fixed maturities portfolio is modest and manageable, representing 2.1% and 2.2% of total fixed maturities as of June 30, 2013 and December 31, 2012, respectively. Additionally, we did not hold any sovereign debt issuances of the selected countries and had not bought or sold credit protection on sovereign issuances as of June 30, 2013 and December 31, 2012.

The fixed maturities within our U.S. operations portfolio with exposure to the region are primarily corporate credit issuances of large multinational companies where the majority of revenues are coming from outside the country where the parent company is domiciled. Our experience indicates multinational companies have demonstrated better market price performance and credit ratings stability. As of June 30, 2013, 95% of our total portfolio exposure consists of investment grade bonds with an average price of 103 (carrying value/amortized cost) and a weighted average time to maturity of 5 years.

The following table presents the carrying amount of our European periphery zone fixed maturities exposure for the periods indicated:

	June 30, 2013
Select European Exposure	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$58.4	$44.1	$—	$126.0	$228.5
Non-financial institutions	—	292.8	216.8	19.9	238.1	767.6
Total	$—	$351.2	$260.9	$19.9	$364.1	$996.1

	December 31, 2012
Select European Exposure	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$59.9	$44.4	$—	$138.5	$242.8
Non-financial institutions	—	270.5	225.7	26.7	278.1	801.0
Total	$—	$330.4	$270.1	$26.7	$416.6	$1,043.8

For further details on our International investment operations exposure to these European countries, see “International Investment Operations — Fixed Maturities Exposure.”

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of June 30, 2013.

Amortized cost
(in millions)
General Electric Co.	$207.1
AT&T Inc.	196.8
Berkshire Hathaway Inc.	165.3
Duke Energy Corp.	157.6
JPMorgan Chase & Co.	149.3
Merck & Co Inc.	146.6
Prudential Financial Inc.	144.9
Wells Fargo & Co.	143.8
Republic of Korea	142.7
HSBC Holdings PLC	138.2
Total top ten exposures	$1,592.3

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

		June 30, 2013			December 31, 2012
NAIC Rating	Rating Agency Equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	AAA/AA/A	$27,235.1	$28,428.5	61%	$26,880.3	$28,943.8	60%
2	BBB	13,909.3	14,676.6	32	14,331.8	15,596.0	33
3	BB	2,392.7	2,284.7	5	2,416.0	2,330.1	5
4	B	556.3	519.0	1	677.2	615.7	1
5	CCC and lower	405.6	318.7	1	335.9	254.7	1
6	In or near default	214.5	135.3	—	259.2	127.0	—
	Total fixed maturities	$44,713.5	$46,362.8	100%	$44,900.4	$47,867.3	100%

Fixed maturities include 27 securities with an amortized cost of $335.8 million, gross gains of $2.9 million, gross losses of $7.0 million and a carrying amount of $331.7 million as of June 30, 2013, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios. As of June 30, 2013, based on amortized cost, 52% of our CMBS portfolio had ratings of A or higher and 34% was issued prior to 2005 and after 2008 and 6% of our ABS home equity portfolio had ratings of A or higher and 65% was issued prior to 2005.

The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and year of issuance (“vintage”) for our CMBS portfolio as of the periods indicated.

	June 30, 2013
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$22.5	$23.0	$0.9	$0.8	$3.9	$4.0	$43.3	$47.7	$95.8	$89.2	$166.4	$164.7
2004	47.3	48.3	61.5	63.5	44.4	46.1	33.3	34.3	82.1	68.7	268.6	260.9
2005	333.4	352.7	52.1	55.6	39.4	38.6	108.0	109.2	202.6	150.3	735.5	706.4
2006	92.7	97.9	46.0	47.1	72.7	77.2	108.2	114.0	144.7	106.6	464.3	442.8
2007	87.7	90.2	61.7	69.1	156.2	173.7	235.9	256.2	805.0	650.5	1,346.5	1,239.7
2008	11.1	11.5	43.5	49.8	—	—	18.5	19.3	67.7	75.8	140.8	156.4
2009	82.1	87.7	96.2	101.4	—	—	—	—	—	—	178.3	189.1
2010	64.1	70.6	61.7	63.5	—	—	—	—	—	—	125.8	134.1
2011	105.8	105.8	118.4	119.4	—	—	—	—	—	—	224.2	225.2
2012	214.6	213.8	151.4	151.8	—	—	—	—	—	—	366.0	365.6
2013	55.4	53.0	17.8	17.4	—	—	—	—	—	—	73.2	70.4
Total (1)	$1,116.7	$1,154.5	$711.2	$739.4	$316.6	$339.6	$547.2	$580.7	$1,397.9	$1,141.1	$4,089.6	$3,955.3

(1)    The CMBS portfolio included agency CMBS with a $394.9 million amortized cost and a $399.2 million carrying amount.

	December 31, 2012
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$40.8	$41.7	$24.1	$24.3	$37.7	$38.2	$60.5	$61.4	$118.2	$98.2	$281.3	$263.8
2004	73.2	76.3	56.9	59.5	49.2	48.1	31.2	26.5	97.0	71.5	307.5	281.9
2005	345.0	373.2	47.3	51.7	39.6	39.1	91.7	88.8	211.7	140.0	735.3	692.8
2006	124.2	132.1	30.7	32.4	72.9	79.2	93.7	101.8	160.8	110.6	482.3	456.1
2007	117.1	118.4	59.5	69.9	158.6	181.2	231.7	261.6	758.4	544.8	1,325.3	1,175.9
2008	11.2	12.2	43.5	52.3	—	—	23.4	26.0	31.5	32.6	109.6	123.1
2009	92.3	101.2	100.5	108.1	—	—	—	—	—	—	192.8	209.3
2010	64.1	73.1	65.1	68.9	—	—	—	—	—	—	129.2	142.0
2011	97.5	100.6	122.2	128.3	—	—	—	—	—	—	219.7	228.9
2012	157.7	163.2	156.9	163.2	—	—	—	—	—	—	314.6	326.4
Total (1)	$1,123.1	$1,192.0	$706.7	$758.6	$358.0	$385.8	$532.2	$566.1	$1,377.6	$997.7	$4,097.6	$3,900.2

(1)    The CMBS portfolio included agency CMBS with a $403.8 million amortized cost and a $423.0 million carrying amount.

The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and vintage for our ABS home equity portfolio supported by subprime first lien mortgages as of the periods indicated.

	June 30, 2013
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$1.2	$1.2	$4.7	$4.7	$6.5	$6.6	$19.8	$20.2	$134.3	$125.5	$166.5	$158.2
2004	—	—	—	—	5.9	5.8	18.5	18.8	44.1	42.5	68.5	67.1
2005	—	—	—	—	3.0	3.1	—	—	71.2	66.4	74.2	69.5
2006	—	—	—	—	—	—	—	—	13.3	13.4	13.3	13.4
2007	—	—	—	—	—	—	—	—	37.5	34.3	37.5	34.3
Total	$1.2	$1.2	$4.7	$4.7	$15.4	$15.5	$38.3	$39.0	$300.4	$282.1	$360.0	$342.5

	December 31, 2012
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$2.0	$2.0	$4.8	$5.0	$5.7	$5.8	$21.6	$21.5	$141.4	$127.8	$175.5	$162.1
2004	—	—	—	—	5.9	5.7	19.4	19.2	44.9	40.2	70.2	65.1
2005	—	—	—	—	3.0	3.1	—	—	71.4	58.0	74.4	61.1
2006	—	—	—	—	—	—	—	—	13.8	12.6	13.8	12.6
2007	—	—	—	—	—	—	—	—	37.2	32.9	37.2	32.9
Total	$2.0	$2.0	$4.8	$5.0	$14.6	$14.6	$41.0	$40.7	$308.7	$271.5	$371.1	$333.8

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

	June 30, 2013	December 31, 2012
	($ in millions)
Total fixed maturities (public and private)	$46,362.8	$47,867.3
Problem fixed maturities (1)	$436.9	$385.8
Potential problem fixed maturities	169.7	204.6
Restructured problem fixed maturities	—	15.2
Total problem, potential problem and restructured fixed maturities	$606.6	$605.6
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	1.31%	1.27%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $47.2 million and $60.8 million for the six months ended June 30, 2013 and 2012, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,284.0	$153.2	$198.6	$4,238.6
Finance — Brokerage	297.7	18.3	1.2	314.8
Finance — Finance Companies	159.2	8.9	0.4	167.7
Finance — Financial Other	487.8	65.4	0.8	552.4
Finance — Insurance	2,614.4	204.4	11.9	2,806.9
Finance — REITS	901.6	48.5	6.1	944.0
Industrial — Basic Industry	1,612.2	82.2	18.8	1,675.6
Industrial — Capital Goods	1,812.0	125.6	3.9	1,933.7
Industrial — Communications	2,135.5	157.0	12.6	2,279.9
Industrial — Consumer Cyclical	1,562.2	114.1	9.5	1,666.8
Industrial — Consumer Non-Cyclical	3,197.8	218.0	17.0	3,398.8
Industrial — Energy	2,009.8	169.3	11.7	2,167.4
Industrial — Other	400.8	23.7	0.5	424.0
Industrial — Technology	925.7	48.6	4.3	970.0
Industrial — Transportation	750.9	49.2	6.8	793.3
Utility — Electric	2,790.5	211.9	32.6	2,969.8
Utility — Natural Gas	1,075.5	91.0	11.0	1,155.5
Utility — Other	280.0	20.7	1.3	299.4
Government guaranteed	1,215.3	115.1	6.9	1,323.5
Total corporate securities	28,512.9	1,925.1	355.9	30,082.1

Residential mortgage-backed pass-through securities	2,827.1	116.6	28.5	2,915.2
Commercial mortgage-backed securities	4,087.6	191.9	326.2	3,953.3
Residential collateralized mortgage obligations	1,003.6	22.5	11.0	1,015.1
Asset-backed securities — Home equity (1)	360.0	9.5	27.0	342.5
Asset-backed securities — All other	2,551.2	20.2	13.0	2,558.4
Collateralized debt obligations — Credit	54.4	—	31.2	23.2
Collateralized debt obligations — CMBS	49.7	3.0	5.1	47.6
Collateralized debt obligations — Loans	279.5	5.6	0.5	284.6
Total mortgage-backed and other asset-backed securities	11,213.1	369.3	442.5	11,139.9

U.S. government and agencies	800.8	18.4	26.8	792.4
States and political subdivisions	3,349.0	138.6	59.4	3,428.2
Non-U.S. governments	461.1	83.8	1.3	543.6
Total fixed maturities, available-for-sale	$44,336.9	$2,535.2	$885.9	$45,986.2

(1)   This exposure is all related to sub-prime mortgage loans.

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,243.6	$219.9	$234.1	$4,229.4
Finance — Brokerage	377.2	31.0	1.1	407.1
Finance — Finance Companies	173.7	12.2	—	185.9
Finance — Financial Other	519.5	79.9	—	599.4
Finance — Insurance	2,748.2	280.2	11.0	3,017.4
Finance — REITS	982.8	66.3	4.1	1,045.0
Industrial — Basic Industry	1,589.0	149.7	1.0	1,737.7
Industrial — Capital Goods	2,012.7	188.1	0.6	2,200.2
Industrial — Communications	2,025.7	242.2	1.9	2,266.0
Industrial — Consumer Cyclical	1,551.0	174.1	2.9	1,722.2
Industrial — Consumer Non-Cyclical	3,303.0	332.5	1.4	3,634.1
Industrial — Energy	1,985.7	296.9	1.6	2,281.0
Industrial — Other	477.8	38.2	—	516.0
Industrial — Technology	904.8	66.4	0.4	970.8
Industrial — Transportation	730.2	64.4	0.7	793.9
Utility — Electric	2,739.5	310.6	12.1	3,038.0
Utility — Natural Gas	1,033.7	136.4	0.9	1,169.2
Utility — Other	291.1	34.1	—	325.2
Government guaranteed	1,126.7	152.8	1.6	1,277.9
Total corporate securities	28,815.9	2,875.9	275.4	31,416.4

Residential mortgage-backed pass-through securities	2,997.8	202.3	0.4	3,199.7
Commercial mortgage-backed securities	4,094.8	241.7	439.1	3,897.4
Residential collateralized mortgage obligations	1,091.9	31.2	8.9	1,114.2
Asset-backed securities — Home equity (1)	371.1	4.7	42.0	333.8
Asset-backed securities — All other	2,293.9	37.6	0.3	2,331.2
Collateralized debt obligations — Credit	79.3	—	40.0	39.3
Collateralized debt obligations — CMBS	92.2	3.4	15.1	80.5
Collateralized debt obligations — Loans	242.3	3.6	1.1	244.8
Collateralized debt obligations — ABS	15.0	—	0.4	14.6
Total mortgage-backed and other asset-backed securities	11,278.3	524.5	547.3	11,255.5

U.S. government and agencies	911.4	33.2	0.3	944.3
States and political subdivisions	2,940.4	241.1	2.7	3,178.8
Non-U.S. governments	545.5	117.9	—	663.4
Total fixed maturities, available-for-sale	$44,491.5	$3,792.6	$825.7	$47,458.4

(1)                                This exposure is all related to sub-prime mortgage loans.

Of the $885.9 million in gross unrealized losses as of June 30, 2013, there were $0.3 million in losses attributed to securities scheduled to mature in one year or less, $49.9 million attributed to securities scheduled to mature between one to five years, $80.2 million attributed to securities scheduled to mature between five to ten years, $313.0 million attributed to securities scheduled to mature after ten years and $442.5 million related to mortgage-backed and other ABS that are not classified by maturity year. As of June 30, 2013, we were in a $1,649.3 million net unrealized gain position as compared to a $2,966.9 million net unrealized gain position as of December 31, 2012. The $1,317.6 million decrease in net unrealized gains for the six months ended June 30, 2013, can primarily be attributed to an approximate 48 basis points increase in interest rates.

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

	June 30, 2013				December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,034.7	$1,725.1	$324.3	$29,435.5	$28,273.4	$2,604.1	$198.9	$30,678.6
Private	12,888.7	727.4	167.5	13,448.6	12,684.2	1,065.2	142.7	13,606.7
Below investment grade:
Public	1,727.6	34.9	206.8	1,555.7	1,723.1	55.2	258.8	1,519.5
Private	1,685.9	47.8	187.3	1,546.4	1,810.8	68.1	225.3	1,653.6
Total fixed maturities, available-for-sale	$44,336.9	$2,535.2	$885.9	$45,986.2	$44,491.5	$3,792.6	$825.7	$47,458.4

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2013
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$5,396.3	$181.9	$2,196.3	$61.4	$7,592.6	$243.3
Greater than three to six months	191.9	11.1	85.2	3.8	277.1	14.9
Greater than six to nine months	134.4	10.9	22.0	2.5	156.4	13.4
Greater than nine to twelve months	46.3	4.4	—	—	46.3	4.4
Greater than twelve to twenty-four months	65.2	3.7	54.3	0.8	119.5	4.5
Greater than twenty-four to thirty-six months	72.5	8.6	47.5	8.0	120.0	16.6
Greater than thirty-six months	491.9	103.7	471.8	91.0	963.7	194.7
Total fixed maturities, available-for-sale	$6,398.5	$324.3	$2,877.1	$167.5	$9,275.6	$491.8

	December 31, 2012
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$646.6	$3.7	$227.1	$1.5	$873.7	$5.2
Greater than three to six months	148.4	2.1	31.8	0.4	180.2	2.5
Greater than six to nine months	21.3	0.3	50.6	0.6	71.9	0.9
Greater than nine to twelve months	34.6	1.0	7.1	0.1	41.7	1.1
Greater than twelve to twenty-four months	205.8	17.7	167.6	10.0	373.4	27.7
Greater than twenty-four to thirty-six months	72.2	8.8	41.9	0.9	114.1	9.7
Greater than thirty-six months	811.6	165.3	706.9	129.2	1,518.5	294.5
Total fixed maturities, available-for-sale	$1,940.5	$198.9	$1,233.0	$142.7	$3,173.5	$341.6

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2013
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$317.1	$6.3	$366.2	$9.6	$683.3	$15.9
Greater than three to six months	0.1	—	20.1	1.1	20.2	1.1
Greater than six to nine months	7.3	0.2	12.5	0.3	19.8	0.5
Greater than nine to twelve months	—	—	16.4	1.2	16.4	1.2
Greater than twelve to twenty-four months	—	—	26.8	3.3	26.8	3.3
Greater than twenty-four to thirty-six months	18.0	3.3	11.6	6.8	29.6	10.1
Greater than thirty-six months	546.0	197.0	328.1	165.0	874.1	362.0
Total fixed maturities, available-for-sale	$888.5	$206.8	$781.7	$187.3	$1,670.2	$394.1

	December 31, 2012
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$32.9	$0.4	$47.6	$0.8	$80.5	$1.2
Greater than three to six months	7.5	0.1	76.1	1.6	83.6	1.7
Greater than six to nine months	11.0	1.2	17.1	1.4	28.1	2.6
Greater than nine to twelve months	—	—	26.7	1.6	26.7	1.6
Greater than twelve to twenty-four months	17.7	5.1	33.5	2.8	51.2	7.9
Greater than twenty-four to thirty-six months	6.8	0.3	12.4	8.4	19.2	8.7
Greater than thirty-six months	556.2	251.7	400.4	208.7	956.6	460.4
Total fixed maturities, available-for-sale	$632.1	$258.8	$613.8	$225.3	$1,245.9	$484.1

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	June 30, 2013
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$20.1	$5.7	$15.3	$4.3	$35.4	$10.0
Greater than three to six months	—	—	20.8	13.7	20.8	13.7
Greater than six to nine months	—	0.1	2.2	1.5	2.2	1.6
Greater than nine to twelve months	—	—	0.4	0.3	0.4	0.3
Greater than twelve months	153.3	233.2	368.1	216.9	521.4	450.1
Total fixed maturities, available-for-sale	$173.4	$239.0	$406.8	$236.7	$580.2	$475.7

	December 31, 2012
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$7.7	$2.4	$7.7	$2.4
Greater than three to six months	—	—	1.1	0.7	1.1	0.7
Greater than six to nine months	—	—	0.4	0.3	0.4	0.3
Greater than nine to twelve months	3.0	2.5	17.6	5.7	20.6	8.2
Greater than twelve months	194.1	269.0	457.0	379.5	651.1	648.5
Total fixed maturities, available-for-sale	$197.1	$271.5	$483.8	$388.6	$680.9	$660.1

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $10,849.0 million and $10,167.7 million as of June 30, 2013 and December 31, 2012, respectively. The carrying amount of our residential mortgage loan portfolio was $587.8 million and $657.7 million as of June 30, 2013 and December 31, 2012, respectively.

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

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of well anchored retail properties, office properties, general-purpose industrial properties and apartments.

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 21% and 20% of our commercial mortgage loan portfolio as of June 30, 2013 and December 31, 2012, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of June 30, 2013 and December 31, 2012, the total number of commercial mortgage loans outstanding was 994 and 977, of which 66% and 68% were for loans with principal balances less than $10 million, respectively. The average loan size of our commercial mortgage portfolio was $10.9 million and $10.4 million as of June 30, 2013 and December 31, 2012, respectively.

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

There has been a decrease in the total level of problem, potential problem and restructured commercial mortgages during the first half of 2013 primarily due to loan payoffs, foreclosures, and improvement in general market fundamentals such as increases in employment, falling vacancies and relatively little new construction.

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated.

	June 30, 2013	December 31, 2012
	($ in millions)
Total commercial mortgages	$10,849.0	$10,167.7
Problem commercial mortgages	$35.5	$40.1
Potential problem commercial mortgages	94.1	177.6
Restructured problem commercial mortgages	0.9	—
Total problem, potential problem and restructured commercial mortgages	$130.5	$217.7
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	1.20%	2.14%

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

The valuation allowance decreased $4.1 million for the six months ended June 30, 2013, and decreased $13.0 million for the year ended December 31, 2012. The decrease in the level of valuation allowance during 2013 and 2012 was related to the same market factors as those causing the decrease in the level of problem, potential problem and restructured commercial mortgages for the six months ended June 30, 2013.

The following table represents our commercial mortgage valuation allowance for the periods indicated.

	June 30, 2013	December 31, 2012
	($ in millions)
Balance, beginning of period	$51.8	$64.8
Provision	6.0	13.5
Charge-offs	(10.7)	(26.7)
Recoveries	0.6	0.2
Balance, end of period	$47.7	$51.8
Valuation allowance as % of carrying value before reserves	0.44%	0.51%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $441.9 million and $495.7 million and first lien mortgages with an amortized cost of $192.1 million and $206.4 million as of June 30, 2013 and December 31, 2012, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $30.5 million and $32.3 million as of June 30, 2013 and December 31, 2012, respectively.

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

	June 30, 2013	December 31, 2012
	($ in millions)
Balance, beginning of period	$44.4	$36.0
Provision	11.4	39.9
Charge-offs	(11.3)	(35.1)
Recoveries	1.7	3.6
Balance, end of period	$46.2	$44.4
Valuation allowance as % of carrying value before reserves	7.3%	6.3%

Real Estate

Real estate consists primarily of commercial equity real estate. As of June 30, 2013 and December 31, 2012, the carrying amount of our equity real estate investment was $1,258.5 million, or 2%, and $1,172.5 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,131.2 million and $1,092.5 million as of June 30, 2013 and December 31, 2012, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the six months ended June 30, 2013 and the year ended December 31, 2012, there were no such impairment adjustments.

The carrying amount of real estate held for sale was $127.3 million and $80.0 million as of June 30, 2013 and December 31, 2012, respectively. There were no valuation allowances as of June 30, 2013 or December 31, 2012. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with 75% of the concentration in the South Atlantic, Pacific, and West South Central regions of the United States as of June 30, 2013. By property type, there is a concentration in office and retail that represented approximately 63% of the equity real estate portfolio as of June 30, 2013.

Other Investments

Our other investments totaled $1,553.1 million as of June 30, 2013, compared to $1,847.4 million as of December 31, 2012. Derivative assets accounted for $691.5 million and $996.0 million in other investments as of June 30, 2013 and December 31, 2012, respectively. The remaining invested assets include equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $6,063.1 million were held by our Principal International segment as of June 30, 2013. The assets are managed by either our Principal Global Investors segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets as of June 30, 2013 and December 31, 2012, was fixed maturities. The following table excludes invested assets of the separate accounts.

	June 30, 2013		December 31, 2012
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$3,417.1	56%	$3,698.7	62%
Private	1.5	—	—	—
Equity securities	504.6	8	126.1	2
Mortgage loans:
Commercial	22.0	—	15.6	—
Residential	662.9	11	678.7	11
Real estate held for sale	3.7	—	7.0	—
Real estate held for investment	2.6	—	0.8	—
Policy loans	25.5	1	26.7	1
Other investments:
Investment in equity method subsidiaries	667.7	11	718.0	12
Direct financing leases	699.3	12	655.1	11
Derivative assets and other short-term investments	56.2	1	70.6	1
Total invested assets	6,063.1	100%	5,997.3	100%
Cash and cash equivalents	126.9		105.4
Total invested assets and cash	$6,190.0		$6,102.7

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

Fixed Maturities Exposure

Economic and fiscal conditions in select European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to cause credit concerns particularly to financial institutions and banks with exposure to the European periphery region. Our exposure to the region within our International investment operations fixed maturities portfolio is manageable, representing 5.9% and 6.2% of our total International invested assets as of June 30, 2013 and December 31, 2012, respectively. Portfolio holdings with exposure to this region consist of fixed maturities issued in the same countries as our International operations by local subsidiaries of the European parent. Nearly all of the exposure is to bonds issued in Chile. In addition, we did not hold any sovereign debt issuances of the selected countries and had not bought or sold credit protection on sovereign issuances as of June 30, 2013 and December 31, 2012.

Financial sector exposure is to local subsidiary banks, subject to local capital requirements and banking regulation. The current financial exposure carries an average AA- local rating from S&P and the average time to maturity is 17 years. Non-financial sector exposure consists primarily of infrastructure bonds, which are backed by the project itself, often with minimum revenue guarantees from the government. The current non-financial exposure carries an average AA local rating from S&P. The current Italian exposure has an average time to maturity of 14 years. In addition, the current Spanish exposure has an average time to maturity of 13 years. As of June 30, 2013, our total portfolio exposure had an average price of 108 (carrying value/amortized cost).

The following table presents the carrying amount of our European periphery zone fixed maturities exposure for the periods indicated.

	June 30, 2013			December 31, 2012
Select European Exposure	Italy	Spain	Total	Italy	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$227.7	$227.7	$—	$237.3	$237.3
Non-financial institutions	14.6	117.5	132.1	11.1	125.4	136.5
Total	$14.6	$345.2	$359.8	$11.1	$362.7	$373.8

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

An increase in market interest rates may cause the fair value of our financial assets to decline. The reduction in the fair value of our financial assets would be partly offset by a corresponding reduction in the fair value of our financial liabilities. The following tables show the net estimated potential loss in fair value at total company level from a hypothetical 100 basis point immediate, parallel increase in interest rates as of June 30, 2013, and December 31, 2012.  Our selection of a 100 basis point immediate, parallel increase in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management’s assessment of changing market conditions and available investment opportunities.

	As of June 30, 2013
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$49,191.6	$46,914.9	$(2,276.7)
Fixed maturities, trading		589.8	564.9	(24.9)
Mortgage loans		12,492.9	11,963.7	(529.2)
Policy loans		1,016.7	932.2	(84.5)
Equity securities, trading		414.6	398.7	(15.9)
Other investments		134.1	131.5	(2.6)

Financial liabilities with interest rate risk:
Investment-type insurance contracts		(30,635.3)	(29,815.1)	820.2
Long-term debt		(2,718.4)	(2,468.2)	250.2
Bank deposits		(2,154.4)	(2,143.6)	10.8

Derivatives with interest rate risk
Interest rate swaps	$19,314.6	(328.7)	(384.5)	(55.8)
Currency swaps	3,228.9	(28.9)	(28.2)	0.7
Equity options	1,604.7	(41.0)	(77.8)	(36.8)
Interest rate options	1,500.0	34.5	30.4	(4.1)
Swaptions	325.0	1.3	4.3	3.0
Interest rate futures	166.0	(0.5)	5.8	6.3

Net estimated potential loss in fair value				$(1,939.3)

	As of December 31, 2012
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$50,939.3	$48,651.7	$(2,287.6)
Fixed maturities, trading		626.7	600.6	(26.1)
Mortgage loans		12,163.7	11,686.6	(477.1)
Policy loans		1,056.8	985.9	(70.9)
Equity securities, trading		81.1	76.0	(5.1)
Other investments		119.8	117.7	(2.1)

Financial liabilities with interest rate risk:
Investment-type insurance contracts		(32,702.1)	(31,754.6)	947.5
Long-term debt		(2,951.4)	(2,671.6)	279.8
Bank deposits		(2,177.7)	(2,166.3)	11.4

Derivatives with interest rate risk
Interest rate swaps	$18,381.2	(296.1)	(377.2)	(81.1)
Currency swaps	3,454.1	102.2	101.3	(0.9)
Equity options	1,559.7	34.5	(1.7)	(36.2)
Interest rate options	500.0	48.5	19.2	(29.3)
Swaptions	325.0	0.7	2.6	1.9
Interest rate futures	82.0	—	2.6	2.6

Net estimated potential loss in fair value				$(1,773.2)

The tables include only the portion of assets and liabilities that are interest rate sensitive. Separate account assets and liabilities, which are interest rate sensitive, are not included in the tables, as any interest rate risk is borne by the holder of the separate account. The fair value sensitivities of our U.S. operations’ foreign financial assets and liabilities have been netted within the currency swaps line item due to fully hedging the foreign exposure.

The tables above do not include approximately $28,760.7 million of liabilities relating to insurance contracts involving significant mortality or morbidity risk as of June 30, 2013 and $28,815.5 million as of December 31, 2012, which are not considered financial liabilities. We believe the interest rate sensitivities of these insurance liabilities would economically serve as a partial offset to the net interest rate risk of the financial assets and liabilities that are set forth in these tables.

The fair value sensitivity table above replaces our 2012 Form 10-K sensitivity table, which showed the duration gap between our liabilities and the assets backing them, as well as the net fair value change for a 100 basis point immediate, parallel increase in interest rates. We believe the new disclosure provides more useful information, as it presents our assets and liabilities at a more granular level. The new disclosure also provides better perspective on the sensitivity of AOCI to interest rate changes. Therefore, we believe the new disclosure provides a clearer and more comprehensive indication of the potential impact on our consolidated statements of financial position from a 100 basis point change in interest rates.

Our net estimated potential loss in fair value as of June 30, 2013, increased $166.1 million from December 31, 2012, primarily due to a slight increase in the duration of our financial assets and a slight decrease in the duration of our financial liabilities.

The following table provides detail on the differences between the interest rates being credited to contractholders as of June 30, 2013, and the respective guaranteed minimum interest rates (“GMIRs”), broken down by GMIR level within the Retirement and Investor Services and U.S. Insurance Solutions segments.

	Account values (1)
	Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Investor Services
Up to 1.00%	$426.7	$493.4	$3,259.5	$770.9	$46.6	$4,997.1
1.01% - 2.00%	188.2	234.9	352.3	61.3	—	836.7
2.01% - 3.00%	8,332.3	77.6	351.3	970.6	1.6	9,733.4
3.01% - 4.00%	252.6	—	—	—	—	252.6
Subtotal	9,199.7	806.0	3,963.0	1,802.8	48.3	15,819.8

U.S. Insurance Solutions
Up to 1.00%	—	—	18.0	18.5	—	36.5
1.01% - 2.00%	238.9	—	86.0	22.1	1.7	348.7
2.01% - 3.00%	1,788.7	912.8	163.1	117.8	0.1	2,982.5
3.01% - 4.00%	1,421.0	15.8	25.7	43.1	6.5	1,512.1
4.01% - 5.00%	142.8	105.4	81.0	22.2	—	351.4
Subtotal	3,591.4	1,033.9	373.9	223.7	8.3	5,231.3

Total	$12,791.2	$1,839.9	$4,336.9	$2,026.6	$56.6	$21,051.1
Percentage of total	60.8%	8.7%	20.6%	9.6%	0.3%	100.0%

(1)    Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

Despite increases over the past several months, market interest rates are lower than our overall portfolio yield. As a result, our portfolio yields are expected to continue to decline in future periods while  market interest rates remain below our average portfolio yield. Assuming a hypothetical scenario where market interest rates remain at the June 30, 2013 levels for the period from July 1, 2013 through June 30, 2015, we estimate that the impact of such an environment could reduce our margin of investment income above our interest credited to our liabilities (“investment margins”) for our domestic business by approximately $30 million and $65 million, net of taxes, during the 12 months ending June 30, 2014 and 2015, respectively, compared to our investment margins during the 12 month period ended June 30, 2013. This hypothetical scenario reflects only the impact related to the approximately $21 billion of in-force contracts with guaranteed minimum interest rates shown above, and does not reflect potential impacts on our DAC asset and other actuarial balances. In determining the potential impact, we have reflected the impact of potential changes in crediting rates to policyholders, limited by any restrictions on our ability to adjust crediting rates due to guaranteed minimum interest rates. Our estimates of future margins include the impact of expected premium payments, lapses, and withdrawals on existing policies, but they do not include the impact of new sales.

We manage interest rate risk through the use of an integrated risk management framework that helps us identify, assess, monitor, report and manage our risks within established limits and risk tolerances.  Our internal risk committees monitor and discuss our risk profile and identify necessary actions to mitigate impacts from interest rate risk.

We also limit our exposure to interest rate risk through our business mix and strategy.  We have intentionally limited our exposure to specific products where investment margins are critical to the product’s profitability, and we continue to emphasize the sale of products that generate revenues in the form of fees for service or premiums for insurance coverage and expose us to minimal interest rate risk.

One of the measures we use to quantify our exposure to interest rate risk is duration, which is a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cash flow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of June 30, 2013, approximately $9.9 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. We manage the interest rate risk associated with our long-term borrowings by monitoring the interest rate environment and evaluating refinancing opportunities as maturity dates approach.

The plan fiduciaries use a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves.  The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories.  For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7, Employee and Agent Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2012.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Valuation and Impairment of Fixed Income Investments” in our Annual Report on Form 10-K for the year ended December 31, 2012, for additional discussion of the impact interest rate increases would have on fixed maturities, available-for-sale.

Use of Derivatives to Manage Interest Rate Risk. We use or have previously used various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate collars, swaptions and futures. We use interest rate swaps and futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use interest rate collars to manage interest rate risk related to GMIR liabilities in our individual annuities contracts and lapse risk associated with higher interest rates. We purchase swaptions to offset or modify existing exposures.

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

We estimate that as of June 30, 2013, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2012. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $311.9 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of June 30, 2013, as compared to an estimated $184.2 million, or 10%, reduction as of December 31, 2012. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $6.5 million, or 11%, reduction in the operating earnings of our international operations for the three months ended June 30, 2013, as compared to an estimated $3.8 million, or 12%, reduction for the three months ended June 30, 2012. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $11.5 million, or 11%, reduction in the operating earnings of our international operations for the six months ended June 30, 2013, as compared to an estimated $8.7 million, or 12%, reduction for the six months ended June 30, 2012.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $2,062.0 million and $2,209.6 million as of June 30, 2013 and December 31, 2012, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,067.8 million and $1,164.0 million as of June 30, 2013 and December 31, 2012, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our operations in Chile had currency swaps with a notional amount of $99.1 million and $80.5 million as of June 30, 2013 and December 31, 2012, respectively. Chile also utilized currency forwards with a notional amount of $265.0 million and $257.2 million as of June 30, 2013 and December 31, 2012, respectively.

We used currency options with a notional amount of $1,400.0 million and currency forwards with a notional amount of $300.0 million as of December 31, 2012, to manage the foreign currency risk associated with a business combination. There were no hedges of business combinations outstanding at June 30, 2013. Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2013 or 2012.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of June 30, 2013 and December 31, 2012, the fair value of our equity securities was $772.0 million and $389.3 million, respectively. The increase is primarily due to equity securities that we acquired as part of the Cuprum acquisition that was completed in first quarter 2013. As of June 30, 2013, we estimate that a 10% decline in the value of the equity securities would result in a decline in fair value of the equity securities of $77.2 million, as compared to a decline in fair value of the equity securities of $38.9 million as of December 31, 2012.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred acquisition costs and other actuarial balances. We estimate that an immediate 10% decline in the S&P index, followed by a 2% per quarter increase would reduce our annual operating earnings by approximately 4% to 6%. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Policy Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2012.

The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our exposure will change as a result of changes in our mix of business.

We also have equity risk associated with (1) fixed deferred annuity contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit (“GMDB”) that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment-type contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity product, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile. We economically hedge the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period. We economically hedge these exposures, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $471.9 million, $1,604.7 million, and $3,084.2 million, respectively, as of June 30, 2013, and notional amounts of $455.6 million, $1,811.8 million, and $2,904.8 million, respectively, as of December 31, 2012.

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

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $359.3 million and $359.8 million and total return swaps of $100.0 million and $100.0 million as of June 30, 2013 and December 31, 2012, respectively. We had credit exposure through credit default swaps with a notional amount of $110.4 million and $110.4 million as of June 30, 2013 and December 31, 2012, respectively, by investing in various tranches of a synthetic collateralized debt obligation. In addition, we sold credit default swaps creating replicated assets with a notional amount of $662.1 million and $908.1 million as of June 30, 2013 and December 31, 2012, respectively.

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

•                  implementing credit support annex (collateral) agreements (“CSAs”) for over-the-counter derivative transactions or similar agreements with a majority of our counterparties to further limit counterparty exposures, which provide for netting of exposures;

•                  limiting exposure to A credit or better for over-the-counter derivative counterparties without CSAs;

•                  conducting stress-test analysis to determine the maximum exposure created during the life of a prospective transaction

•                  daily monitoring of counterparty credit ratings, exposures and associated collateral levels and

•                  trading mandatorily cleared contracts through centralized clearinghouses.

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

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Investments” under the caption, “Balance Sheet Offsetting.”  We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As a result of our management of counterparty risk and the collateralization of our derivative portfolio, any credit exposure to derivative counterparties is immaterial as of June 30, 2013.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2013, and have concluded that our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

Issuer Purchases of Equity Securities

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2013 — January 31, 2013	800,177	$29.55	796,502	$18.6
February 1, 2013 — February 28, 2013	623,549	$30.94	600,853	$150.0
March 1, 2013 — March 31, 2013	1,472,980	$32.53	996,654	$117.0
April 1, 2013 — April 30, 2013	2,964	$33.87	—	$117.0
May 1, 2013 — May 31, 2013	9,806	$36.66	—	$117.0
June 1, 2013 — June 30, 2013	203	$37.85	—	$117.0
Total	2,909,679		2,394,009

(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: July 31, 2013	By	/s/ Terrance J. Lillis
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.