Form 10-K
period 2013-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2014-02-12
CIK 1126328

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 OR
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        As of February 5, 2014, there were outstanding 295,521,829 shares of Common Stock, $0.01 par value per share of the Registrant.

        The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $11,007,711,269 based on the closing price of $37.45 per share of Common Stock on the New York Stock Exchange on June 28, 2013.

Documents Incorporated by Reference

        The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2014, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2013.

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

PART I

Item 1.    Business

        Principal Financial Group, Inc. ("PFG") is a global investment management leader offering retirement services, insurance solutions and asset management. We offer businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and insurance through our diverse family of financial services companies. We have $483.2 billion in assets under management ("AUM") and approximately 19.4 million customers worldwide as of December 31, 2013.

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

        We organize our Retirement and Investor Services ("RIS") operations into two business groupings:

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

        We deliver both administrative and investment services to our defined contribution plan and defined benefit plan customers through annuities and mutual funds. Group annuities and the underlying investment options are not required to be registered with the United States Securities and Exchange Commission ("SEC"). Our mutual fund offering is called Principal Advantage. It is a qualified plan product based on our series mutual fund, Principal Funds, Inc. ("PFI"). We offer investments covering the full range of stable value, equity, fixed income, real estate and international investment options managed by our Principal Global Investors segment as well as third-party asset managers.

        As of December 31, 2013, we provided full service accumulation products to (a) over 32,600 defined contribution pension plans, of which approximately 27,400 were 401(k) plans, including $113.8 billion in assets and covering 3.8 million eligible plan participants, and (b) to over 2,300 defined benefit pension plans, including $17.2 billion in assets and covering over 338,000 eligible plan participants. As of December 31, 2013, approximately 58% of our full service accumulation account values were managed by our Principal Global Investors segment. Third-party asset managers provide asset management services with respect to the remaining assets.

Markets and Distribution

        We offer our full service accumulation products and services to employer-sponsored pension plans, including qualified and nonqualified defined contribution plans and defined benefit plans. Our primary target market is plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. According to Spectrem Group, in 2012, only 22% of businesses with between 10 and 49 employees, 52% of businesses with between 50 and 99 employees, 54% of businesses with between 100 and 249 employees and 72% of businesses with between 250 and 500 employees offered a 401(k) plan. The same study indicates that 75% of employers with between 500 and 1,000 employees, 82% of employers with between 1,000 and 5,000 employees and 83% of employers with 5,000 or more employees offered a 401(k) plan in 2012.

        We distribute our full service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2013, 117 retirement services sales representatives in 42 offices, operating as a wholesale distribution network, maintained relationships with over 13,500 independent brokers, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent broker. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent brokers, consultants and agents a commission or fee.

        As of December 31, 2013, we had a separate staff of over 280 service and education specialists located in the sales offices who play a key role in the ongoing servicing of pension plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us and helping employees understand the benefits of their pension plans. The following summarizes our distribution channels:

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

Products and Services

        Principal Funds plans to grow into a top advisor sold mutual fund company with a sales force focused on multiple channels. As of December 2013, as reported by the Strategic Insight, we are ranked 17th according to AUM (long term funds) of the top 50 intermediary sold mutual funds. We provide accounting, compliance, corporate governance and product development for all mutual funds we organize.

        Principal Funds, Inc.    PFI is a series mutual fund that, as of December 31, 2013, offered 65 investment options. This fund's five R share classes act as the funding vehicles for Principal Advantage, the defined contribution product described above under "Retirement and Investor Services Segment-Full Service Accumulation-Products." This fund also offers three classes of shares to individuals. One of these three share classes is for IRA rollovers (J shares) and two are for general investment purposes (A and C shares). PFI offers two additional classes of shares: (1) I shares, which are offered primarily to specified institutional investors, and (2) P shares, which are used primarily in adviser fee-based programs. As of December 31, 2013, the fund held $101.5 billion of AUM. We report the results for this fund in "Full Service Accumulation" or "Principal Funds" based on the distribution channel associated with the AUM.

        Principal Variable Contracts Funds, Inc.    Principal Variable Contracts Funds, Inc. is a series mutual fund that, as of December 31, 2013, provided 39 investment options for variable annuity and variable life insurance contracts issued by Principal Life Insurance Company ("Principal Life") and other insurance companies not affiliated with Principal Life. As of December 31, 2013, this fund had AUM of $7.4 billion. AUM backing Principal Life variable annuity contracts is reported in this segment under "Individual Annuities." AUM backing Principal Life variable life insurance contracts is reported in the U.S. Insurance Solutions segment.

        Principal Managed Portfolio.    Principal Managed Portfolio is an advisory product offered by one of our registered investment advisers, Princor Financial Services Corporation ("Princor"), which permits the client to invest primarily in mutual funds of Principal Funds, Inc. The other investments offered through the program are municipal bond funds comprising the fixed income component in the tax-sensitive non-qualified Model Portfolios and a limited number of mutual funds and Exchange Traded Funds ("ETFs") representing alternative asset classes and investment strategies. Clients are charged a quarterly asset-based fee on this product. As of December 31, 2013, Principal Managed Portfolio had accumulated $852.4 million in assets.

        Principal Advisory Select and Principal Dynamic Portfolios.    These are advisory products offered by one of our registered investment advisors, Princor, which permits the client to invest in a broad array of investments. Clients are charged a quarterly asset-based fee on these products. As of December 31, 2013, these products had accumulated $2.6 billion in assets.

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

        We sell PFI's share classes primarily through registered representatives from other broker-dealers; affiliated financial representatives; independent brokers registered with our securities broker-dealer, Princor; direct deposits from our employees and others and Principal Connection. As of December 31, 2013, 62 retail sales representatives across the United States, operating as a wholesale distribution network, maintained relationships with over 50,000 independent brokers, consultants and agents. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the Internet or by mail. Princor recruits, trains and supervises registered representatives selling our products through Principal Connection.

Individual Annuities

        Individual annuities offer a tax-deferred means of accumulating retirement savings, as well as a tax-efficient source of income during the payout period.

Products

        We offer both fixed and variable annuities to individuals and pension plans. Individual annuities may be categorized in two ways: (1) deferred, in which case assets accumulate until the contract is surrendered, the customer dies or the customer begins receiving benefits under an annuity payout option, or (2) payout, in which case payments are made for a fixed period of time or for life.

        Fixed Deferred Annuities.    Our individual fixed deferred annuities consist of both single premium deferred annuity contracts and flexible premium deferred annuity contracts ("FPDAs"). Some FPDA contracts limit the period of time deposits are allowed (e.g., only one year). For most contracts, the principal amount is guaranteed. We credit the customer's account with a fixed interest rate for a specified number of years. Thereafter, we reset, typically annually, the interest rate credited to the contract based upon our discretion, subject to contractual minimums, by taking into account market and other conditions. We also offer a fixed deferred annuity where the interest credited is linked to an external equity index, subject to maximum and minimum values. Our major source of income from fixed deferred annuities is the spread between the investment income earned on the underlying general account assets and the interest rate credited to the contracts. We bear the investment risk because, while we credit customers' accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate. The Principal Global Investors segment manages the assets supporting these contracts.

        Variable Deferred Annuities.    Individual variable deferred annuities are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals. Customers have the flexibility to allocate their deposits to mutual funds managed by the Principal Global Investors segment or unaffiliated third-party asset managers. As of December 31, 2013, 87% of our $8.1 billion in variable annuity account balances was allocated to mutual funds and our general account, which are managed by the Principal Global Investors segment and 13% was allocated to mutual funds managed by unaffiliated third-party asset managers. Generally speaking, the customers bear the investment risk and have the right to allocate their assets among various separate mutual funds. The value of the annuity fluctuates in accordance with the experience of the mutual funds chosen by the customer. Customers have the option to allocate all or a portion of their account to our general account, in which case we credit interest at rates we determine, subject to contractual minimums. Customers may elect a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or "GMWB"). We bear the GMWB investment risk. Our goal is to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2013, $4.8 billion of the $8.1 billion of variable annuity account value had the GMWB rider. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account. Account balances of variable annuity contracts with the GMWB rider were invested in separate account investment options as follows:

	December 31, 2013	December 31, 2012
	(in millions)
Equity funds	$469.6	$482.5
Bond funds	256.9	266.1
Balanced funds	4,077.2	2,782.7
Money market funds	8.0	7.3

Total	$4,811.7	$3,538.6

Percent of total variable annuity account values	59%	55%

        Fixed Income Annuities.    Our individual fixed income annuities consist of single premium immediate annuity contracts ("SPIAs") and deferred income annuity contracts ("DIAs"). SPIAs and DIAs are products where the customer pays a premium in return for periodic benefit payments. SPIA payments begin immediately and DIA payments begin after a deferral period, during which a return-of-premium death benefit is included. Payments may be contingent upon the survival of one or two individuals or payments may be fixed, meaning payments are contractually guaranteed and do not depend on the continuing survival of any individual. Our major source of income from fixed immediate annuities is the spread between the investment income earned on the underlying general account assets and the interest rate implied in the calculation of annuity benefit payments. We bear the investment risk because we cannot be certain the investment income we earn on our general account assets will exceed the rate implied in the SPIA and DIA contracts. The Principal Global Investors segment manages the assets supporting these contracts.

Markets and Distribution

        Our target markets for individual annuities include owners, executives and employees of small and medium-sized businesses and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market both fixed and variable annuities to individuals for both qualified and nonqualified retirement savings.

        We sell our individual annuity products through our affiliated financial representatives, who accounted for 47%, 46% and 50% of annuity sales for the years ended December 31, 2013, 2012 and 2011, respectively. The remaining sales were made through banks, brokerage general agencies, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. Affiliated financial representatives continued to be the primary distribution channel of our variable deferred annuities. The majority of overall annuity sales, however, were from non-affiliated distribution channels, as a result of focused efforts to increase fixed annuity sales through non-affiliated distribution channels.

Bank and Trust Services

        Bank and trust services includes Principal Bank and Principal Trust Company. Principal Bank is a federal savings bank that began its activities in February 1998. As of December 31, 2013, Principal Bank had over 262,000 customers and approximately $2.1 billion in assets. Principal Bank operates under a limited purpose charter and may only accept deposits held in a fiduciary capacity, and may not hold demand deposits or make commercial loans. Delaware Charter Guarantee & Trust Company, dba Principal Trust Company, is a Delaware state-chartered non-deposit trust company that was chartered in 1899. It is one of the largest non-deposit trust companies in the U.S. As of December 31, 2013, we served as trustee or custodian to over 240,000 accounts, which held assets of approximately $150.0 billion. Principal Trust Company may not accept deposits and cannot make personal or commercial loans. The majority of the trust assets are affiliated and reported in "Full Service Accumulation" AUM.

Products

        Our current bank products and services include IRAs that are primarily funded by moneys rolled over from qualified retirement plans. The IRAs hold savings accounts, money market accounts and certificates of deposit. The deposit products provide a relatively stable source of funding and liquidity for Principal Bank and are used to fund purchases of investment securities and residential mortgage loans. Principal Bank does not originate any loans.

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

Markets and Distribution

        Bank employees pursue asset retention strategies by offering our bank products and services to participants of qualified retirement plans, with a primary focus on helping customers understand their retirement options and accumulate savings for retirement. Principal Bank services customers through the telephone, mail and Internet.

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

Principal Global Investors Segment

        Our Principal Global Investors segment manages assets for sophisticated investors around the world, using a multi-boutique strategy that enables the segment to provide an expanded range of diverse investment capabilities including equity, fixed income, real estate, and other alternative investments. We also have experience in asset allocation, stable value management and other structured investment strategies. We focus on providing services to our other segments and third-party institutional clients. We maintain offices in Australia, Brazil, Dubai, Germany, Hong Kong, Japan, Netherlands, Singapore, the United Kingdom and the United States.

        We deliver our products and services through our network of specialized investment groups and boutiques including Principal Global Investors — Equities; Principal Global Investors — Fixed Income; Principal Real Estate Investors, LLC; Principal Enterprise Capital, LLC; Spectrum Asset Management Inc.; Post Advisory Group, LLC; Columbus Circle Investors; Edge Asset Management Inc.; Morley Financial Services Inc.; Macro Currency Group; Finisterre Capital LLP; Origin Asset Management LLP; CIMB Principal Islamic Asset Management Sdn Bhd; Multi-Asset Advisors Group and Liongate Capital Management LLP. As of December 31, 2013, Principal Global Investors and its boutiques managed $292.1 billion in assets.

Products and Services

        Our products and services are provided for a fee as defined by client mandates. Our fees are generally driven by AUM. We are diversified across the following primary asset classes.

        Equity Investments.    As of December 31, 2013, Principal Global Investors — Equities along with Columbus Circle Investors, Edge Asset Management Inc. and Origin Asset Management LLP managed $103.1 billion in global equity assets. Our equity capabilities encompass large-cap, mid-cap and small-cap stocks in developed and emerging markets worldwide. As of December 31, 2013, 45% of equity AUM was derived from our pension products, 30% from other products of PFG and the remaining 25% from third-party institutional clients.

        Fixed Income Investments.    As of December 31, 2013, Principal Global Investors — Fixed Income along with Spectrum Asset Management Inc.; Post Advisory Group, LLC; Edge Asset Management Inc.; and Morley Financial Services Inc. managed $126.4 billion in global fixed income assets. Collectively, our experience in fixed income management spans multiple economic and credit market cycles, and encompasses all major fixed income sectors and security types. Our research and risk management capabilities in worldwide debt markets provide a strong foundation for broadly diversified "multi-sector" portfolios, tailored to specific client objectives. As of December 31, 2013, 31% of these assets were derived from our pension products, 32% from other products of PFG, and the remaining 37% from third-party institutional clients.

        Real Estate Investments.    Principal Global Investors, through its affiliates Principal Real Estate Investors, LLC and Principal Enterprise Capital, LLC, managed a portfolio of primarily U.S. commercial real estate assets of $48.8 billion as of December 31, 2013. Principal Real Estate Investors, LLC provides our clients with a broad range of real estate investment options including private real estate equity, commercial mortgages, bridge/mezzanine loans, commercial mortgage-backed securities and real estate investment trust securities. As of December 31, 2013, 25% of the commercial real estate portfolio was derived from our pension products, 27% from other products of PFG and the remaining 48% from third-party institutional clients.

        Other Alternative Investments.    We offer products and services through other alternative asset classes including managing currency mandates through our Macro Currency Group boutique and hedge fund mandates through the Liongate Capital Management LLP, Finisterre Capital LLP, and Columbus Circle Investors boutiques. As of

December 31, 2013, we managed $13.8 billion with 2% from other products of PFG and the remaining 98% of these assets derived from third-party institutional clients.

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

Markets and Distribution

        We employed 144 institutional sales, relationship management and client service professionals as of December 31, 2013, who worked with consultants and directly with large investors to acquire and retain third-party institutional clients. As of December 31, 2013, Principal Global Investors and its boutiques had approximately 797 third-party institutional clients with $109.4 billion of AUM in 37 countries.

Principal International Segment

        Our Principal International segment has operations in Brazil, Chile, China, Hong Kong Special Administrative Region ("SAR"), India, Mexico and Southeast Asia. We focus on countries with growing middle classes, favorable demographics, and increasing long-term savings, ideally with defined contribution retirement markets. We entered these locations through acquisitions, start-up operations and joint ventures.

        The activities of our Principal International segment reflect our efforts to accelerate the growth of our AUM by capitalizing on the international trend toward private sector defined contribution pension systems and individual long-term savings. We offer retirement products and services, mutual funds, institutional asset management, annuities and life insurance accumulation products.

Products, Markets and Distribution

        Brazil.    We offer pension, retirement income and asset accumulation products through a co-managed joint venture, Brasilprev Seguros e Previdencia ("Brasilprev"). We own 25% of the economic interest and 50.01% of the voting shares, and the partner is Banco do Brasil ("Banco"), the largest bank in Latin America which had approximately 5,300 Brazilian branches as of September 30, 2013. According to Federação Nacional de Previdência e Vida, our joint venture ranked third in the Brazilian private pension market based upon managed assets as of November 30, 2013 and first in 2013 net sales.

        Brasilprev has the exclusive distribution rights of its pension, retirement and long-term asset allocation products through the Banco network until October 2032. Our joint venture provides products for the retirement needs of individuals and employers. Banco's employees sell these products directly to individual clients through its bank branches. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco's corporate account executives who sell to existing and prospective corporate clients.

        We offer mutual fund and asset management services through Claritas Administração de Recursos Ltda ("Claritas"), a leading independent Brazilian mutual fund and asset management company. We own 62.7% of the economic interest and the remainder is owned by employee-partners. The company manages equity funds, balanced funds, managed accounts and other strategies for affluent clients and institutions and sells through its multi-channel distribution network.

        Chile.    We offer a complete array of pension accumulation and retirement payout products including mandatory employee-funded pension plans, individual voluntary plans ("APV"), voluntary savings funds, employer-based voluntary retirement plans ("APVC"), pension products, retirement annuities, mutual funds, life insurance accumulation products, institutional asset management services and other long-term savings products.

        We offer mandatory employee-funded pension, APV and voluntary savings plans through Cuprum, the company we acquired in February 2013. As of December 31, 2013 we own 94.05% of Cuprum, and the rest is publicly floated. Cuprum's products are sold through a proprietary sales network of approximately 650 sales employees. Cuprum ranked first in the Pension Superintendence Customer Service Index for 19 consecutive trimesters (as of trimester ending August 2013).

        We offer APV and APVC plans through Principal Administradora Generale de Fondos, our wholly-owned mutual fund company. According to the Asociacion de Adminstradoras de Fondos Mutuous de Chile, we ranked first in AUM for mutual fund companies offering these plans in Chile as of November 30, 2013. The plans, together with non-qualified mutual fund products, are distributed to retail clients through our proprietary sales force, financial advisors, brokerage houses and alliances with financial institutions. We also offer institutional asset management services to pension funds, insurance companies, sophisticated investors, mutual fund companies and investment platforms through our proprietary sales force.

        We offer mandatory retirement annuities and life insurance accumulation products through Principal Compania de Seguros de Vida Chile S.A., our wholly owned life insurance company. Annuity products are distributed through a network of brokers and independent agents numbering approximately 385 as of December 31, 2013. Life insurance accumulation products are also offered to individuals through brokers and financial advisors.

        China.    We offer mutual funds and asset management services to individuals and institutions through a joint venture, CCB Principal Asset Management Company, LTD. We own 25% and China Construction Bank ("CCB") is the majority partner with 65% ownership. We sell mutual funds primarily through our partner bank, CCB. The bank provides extensive distribution capabilities for the joint venture in terms of brand awareness and the number of branch outlets, which number approximately 15,000 as of June 2013.

        Hong Kong SAR.    We offer both defined contribution pension and mutual fund products to corporate and retail clients through wholly owned companies.

        We offer Mandatory Provident Fund ("MPF") schemes to serve the mandatory retirement market. We target small and medium-sized employers and distribute products through a proprietary sales force that maintains relationships with third-party intermediaries such as insurance companies, independent financial advisors, brokers, consultants and banks. We also target individual account holders who have changed jobs or are looking to consolidate their retirement accounts. We service over 225,000 MPF accounts.

        We sell mutual funds to retail customers seeking to accumulate assets for retirement and other long-term investment needs. Our mutual funds are distributed through a proprietary sales force that maintains relationships with third-party intermediaries such as banks, insurance companies and independent financial advisors. To further grow our mutual fund business we will seek to leverage our operations in the Hong Kong SAR to pursue potential opportunities created by the mutual recognition of fund products between Hong Kong and China. Mutual recognition was highlighted in Supplement 10 of the Closer Economic Partnership Arrangement agreement, and is subject to the approval of the Hong Kong and Chinese governments.

        India.    We offer mutual funds and asset management services to both retail and corporate customers through our joint venture Principal PNB Asset Management Company Private Limited. We own 66% and the partners are Punjab National Bank (30%) and Vijaya Bank (4%), two large Indian commercial banks with a combined network of approximately 7,000 branches. Mutual funds are sold through bank branches and proprietary sales offices located throughout India, by independent distributors and direct sales.

        We also have a proprietary distribution company, Principal Retirement Advisors, that focuses on promoting and advising on retirement and long term investment products in these emerging markets.

        Mexico.    We offer defined contribution pension products, mutual funds, annuities and asset management services to institutional clients through our wholly-owned companies.

        Through our AFORE pension company, we manage and administer approximately 3.8 million individual retirement accounts under the mandatory privatized social security system for all non-government and government employees in Mexico. We distribute products and services through a proprietary sales force of approximately 1,000 sales representatives as of December 31, 2013, as well as independent brokers who sell directly to individuals. In addition, we have an agreement for the exclusive distribution of Principal AFORE's products through HSBC Bank's extensive network in Mexico through 2017.

        Our mutual fund company distributes products and services through a sales force of approximately 70 employees and through distribution agreements with other financial entities. We administer previously sold annuities and life products.

        Mexico has institutional asset management services, offering both domestic and international products, typically sold direct.

        Southeast Asia.    We offer conventional and Islamic mutual funds and fund management services through our joint venture CIMB-Principal Asset Management ("CPAM"). We own 40% and the partner is CIMB Group, the second largest Malaysian bank with a strong presence in many Asian countries. CPAM ranked second in total unit trust assets managed and second in Islamic unit trust assets managed in the Malaysian asset management industry as of December 31, 2013. CPAM also manages a significant amount of institutional asset mandates.

        CPAM distributes mutual funds through the branches of its partner bank (approximately 1,300 bank branches throughout Malaysia, Indonesia, Thailand and Singapore) and through an agency sales force of approximately 5,100 agents selling to retail customers. CPAM also distributes its mutual funds through third party institutions including other banks and security houses.

        As of December 31, 2013 CPAM ranked second in private retirement schemes managed in the new voluntary retirement market.

        The joint venture also has wholly owned subsidiaries in Singapore (CIMB-Principal Asset Management (S) Pte Ltd), Indonesia (PT CIMB-Principal Asset Management) and Thailand (CIMB-Principal Asset Management Company Limited).

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

Individual Life Insurance

        We began as an individual life insurer in 1879. Our U.S. operations administer approximately 546,000 individual life insurance policies with over $197 billion of individual life insurance in force as of December 31, 2013. We assist not only in personal insurance but also specialize in business insurance needs for small to medium-sized companies through our wide range of business and nonqualified solutions.

        Small and medium-sized companies are challenged with how to build quality benefits packages for executives, how to transition the company's ownership to a partner or family member and how to save for retirement. In addition, executives and other key employees often have personal insurance needs. These needs are the focus of our products within the individual life insurance arena.

Products and Services

        Our Business Owner and Executive Solutions platform as well as our nonqualified deferred compensation offering combines administration and consulting to service our clients' needs. We target the business and personal insurance needs of owners and executives of small and medium-sized businesses with an increasing focus on providing insurance solutions for nonqualified executive benefits. In addition, we market our products to meet traditional retail insurance needs. We offer a variety of individual life insurance products, including universal life insurance, variable universal life insurance and term life insurance.

        Universal and Variable Universal Life Insurance.    Universal and variable universal life insurance products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected. For the year ended December 31, 2013, 72% of individual life insurance annualized first year premium sales were generated from universal and variable universal life insurance products. Universal and variable universal life insurance represents 40% of individual life insurance in force as of December 31, 2013.

        After a deduction for policy level expenses, we credit net deposits to an account maintained for the policyholder. For universal life contracts, the entire account balance is invested in the general account. Interest is credited to the policyholder's account based on the earnings on general account investments. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of mutual funds underlying the contract. Interest is credited on amounts allocated to the Principal Life general account in the same manner as for universal life. Net investment performance on mutual funds is allocated directly to the policyholder accounts; the policyholder bears the investment risk. Some of our universal life and variable universal life insurance contracts contain what are commonly referred to as "secondary" or "no-lapse" guarantee provisions. A no-lapse guarantee keeps the contract in force, even if the contractholder's account balance is insufficient to cover all of the contract charges, provided that the contractholder has continually paid a specified minimum premium.

        Traditional Life Insurance.    Traditional life insurance includes participating whole life, adjustable life products and non-participating term life insurance products. Participating products and non-participating term life insurance products represented 28% of our individual life insurance annualized first year premium sales for the year ended December 31, 2013, and 60% of individual life insurance in force as of December 31, 2013. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to set the coverage period, premium and face amount combination. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Policyholder dividends are not paid on term insurance.

Specialty Benefits Insurance

        Specialty benefits insurance, which includes group dental, vision, life and disability insurance and individual disability insurance, is an important component of the employee benefit offering at small and medium-sized businesses. We offer traditional employer sponsored and voluntary products for group dental, vision, life and disability. We also offer group dental, vision, and disability on a fee-for-service basis.

Products and Services

        Group Dental and Vision Insurance.    We began selling group dental and vision insurance in the late 1960's. Our plans provide partial reimbursement for dental and vision expenses. As of December 31, 2013, we had over 34,000 group dental and vision insurance policies in force covering nearly 902,000 employee lives. According to Life Insurance and Market Research Association ("LIMRA"), we were the 7th largest group dental insurer in terms of number of contracts/employer groups in force in 2012. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Employers Dental Services, Inc. subsidiary. On November 1, 2012, we finalized the purchase of a 100% interest in First Dental Health, a California based independent dental preferred provider organization. We acquired First Dental Health to expand our owned dental networks primarily in California.

        Group Life Insurance.    Group life insurance was one of our first group products beginning in the early 1940's. Our group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2013, we had over 47,000 group policies providing nearly $117.6 billion of group life insurance in force to approximately 1.9 million employee lives. According to LIMRA in 2012, we were ranked 4th in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 97% and 3%, respectively, of our total group life insurance in force as of December 31, 2013. We no longer market group universal life insurance to new employer groups.

        Group Disability Insurance.    Group disability insurance has also been sold since the early 1940's. Our group disability insurance provides a benefit to insured employees who become disabled. In most instances, this benefit is in the form of a monthly income. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. As of December 31, 2013, long-term disability represents 63% of total group disability premium, while short-term disability represents 37% of total group disability premium. In addition, we provide disability management services, also called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2013, we served approximately 1.4 million employee lives under nearly 35,000 contracts. According to LIMRA, our group short-term disability business was ranked 6th and our group long-term disability business was ranked 4th in the U.S. as of December 31, 2012, in terms of number of contracts/employer groups in force. We recently expanded our product offering to include voluntary critical illness insurance. The insurance provides a lump-sum cash benefit to pay for additional expenses associated with the five most common critical illnesses.

        Individual Disability Insurance.    Individual disability insurance has been sold since the early 1950's. Our individual disability insurance products provide income protection to the insured member and/or business in the event of disability. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner's interest in the business, expenditures for replacement of a key person and business loan payments. We also offer a product to protect retirement savings in the event of disability. As of December 31, 2013, we served approximately 159,000 individual disability policyholders. According to LIMRA, our individual disability business is ranked 5th in the U.S. in terms of premium in force in the non-cancellable segment of the market and 7th overall, as of December 31, 2012.

        Fee-for-Service.    We offer administration of group dental, disability and vision benefits on a fee-for-service basis.

U.S. Insurance Solutions Markets and Distribution

        For each of our products, administration and distribution channels are customized to meet customer needs and expectations for that product.

        We sell our individual life and individual disability income products in all 50 states and the District of Columbia, primarily targeting owners and executives of small and medium-sized businesses. Small and medium-sized business sales represented 57% of individual life sales and 63% of individual disability sales for the year ended December 31, 2013. Much of our life insurance sales efforts focus on the Business Owner & Executive Solutions market. This strategy offers solutions to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income, and business protection. We believe the Business Owner & Executive Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

        We distribute our individual life and individual disability insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 23% of individual life insurance sales based on first year annualized premium and 14% of individual disability sales for the year ended December 31, 2013. We had 1,121 affiliated financial representatives in 31 offices as of December 31, 2013. Although they are independent contractors, we have a close tie with affiliated financial representatives and we offer them benefits, training and access to tools and expertise. To meet the needs of the various marketing channels, particularly the independent brokers, we employ wholesale distributors — Regional Vice Presidents for individual life and Regional Vice Presidents for individual disability. A key differentiator in the nonqualified executive benefit sale is our Regional Vice Presidents-Nonqualified Plans, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

        We market our group life, disability, dental and vision insurance products to small and medium-sized businesses, primarily targeting our sales toward owners and human resources professionals. We sell our group life, disability, dental and vision products in all 50 states and the District of Columbia. We continually adapt our products and pricing to meet local market conditions. We market our fee-for-service capabilities to employers that self-insure their employees' dental, disability and vision benefits. We market our fee-for-service businesses in all 50 states and the District of Columbia.

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

        As of December 31, 2013, we had 108 sales representatives and 131 service representatives in 28 offices. Our sales representatives accounted for 97% of our group insurance sales for the year ended December 31, 2013. The group sales force plays a key role in the ongoing servicing of the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans and solving any administrative issues; communicating the customers' needs and feedback to us and helping employees understand the benefits of their plans.

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

        Principal Life and Principal National Life Insurance Company ("PNLIC") have been assigned the following insurer financial strength ratings:

Rating Agency	Financial Strength Rating	Rating Structure
A.M. Best Company, Inc.	A+ ("Superior") with a stable outlook	Second highest of 16 rating levels
Fitch Ratings Ltd.	AA- ("Very Strong") with a negative outlook	Fourth highest of 21 rating levels
Moody's Investors Service	A1 ("Good") with a stable outlook	Fifth highest of 21 rating levels
Standard & Poor's	A+ ("Strong") with a stable outlook	Fifth highest of 21 rating levels

        A.M. Best's ratings for insurance companies range from "A++" to "S". A.M. Best indicates that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have superior ability to meet ongoing obligations to policyholders. Fitch's ratings for insurance companies range from "AAA" to "C". Fitch "AA" ratings indicate very strong capacity to meet policyholder and contractholder obligations on a timely basis. Moody's Investors Service ratings for insurance companies range from "Aaa" to "C". Moody's Investors Service indicates that "A" ratings are assigned to those companies that have demonstrated good financial security. Standard & Poor's ratings for insurance companies range from "AAA" to "R". Standard & Poor's indicates that "A" ratings are assigned to those companies that have demonstrated strong financial security characteristics. In evaluating a company's financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves, the soundness of its risk management programs, the experience and competency of its management and other factors. All of the four rating agencies maintain a 'stable' outlook on the U.S. life insurance sector. Moody's revised its outlook to 'stable' from 'negative' in December 2013. The rating agencies have indicated they expect gradually increasing interest rates to take some of the earnings pressure off insurers, and rising equity markets will improve performance on variable products and assets under management. They expect some stabilization of life insurers' revenues and earnings over the next 12-18 months.

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

        PFG, our parent holding company, is not licensed as an insurer, investment advisor, broker-dealer, bank or other regulated entity. However, because it is the holding company for all of our operations, it is subject to regulation of our regulated entities, including as an insurance holding company. We are subject to legal and regulatory requirements applicable to public companies, including public reporting and disclosure, securities trading, accounting and financial reporting and corporate governance.

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

        In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") has established risk-based capital standards. The standards require life insurers to submit a report to state regulators on an annual basis regarding their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2012, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum level of risk-based capital requirements required before state insurance departments would take action against an insurer.

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

Banking Regulation

        Principal Bank, a wholly owned subsidiary, is a federal savings bank regulated by the Office of the Comptroller of the Currency. Principal Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") making the Bank subject to certain of the FDIC's regulations. On December 31, 2013, our application to deregister as a savings and loan holding company was approved by the Federal Reserve Board ("Federal Reserve"). As a result, we are no longer subject to oversight from or examination by the Federal Reserve.

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

        Our governance structure includes Board of Director oversight, internal risk committees, a corporate risk management function and embedded risk professionals in all of our business units and functional areas. Our Board of Directors, Audit Committee, Finance Committee, Human Resource Committee and Nominating and Governance Committee provide oversight no less frequently than quarterly addressing various aspects and assessments of our risk profile. Quarterly reports on risk topics and an annual enterprise-wide risk report are provided to the Board of Directors by the Corporate Chief Risk Officer.

        Our internal risk committees meet on a regular and frequent basis to discuss various issues and reflect on profile status. Each business unit and key functional area has its own risk committee that is responsible for oversight of all risks within the unit. These committees typically include key corporate leaders. We also have committees that provide oversight around a certain risk or group of related risks across the organization. This matrix approach helps us maintain comprehensive risk coverage and preserve an integrated view of risks. Two committees reside at the top of our internal risk committee hierarchy. The Corporate Strategic Working Group provides enterprise-wide oversight around our strategic risk profile and the Enterprise Risk Management Committee, comprised of members from corporate senior management, exercises enterprise-wide oversight around all other risk profiles.

        The business units and functional areas are responsible for identifying, assessing, monitoring, reporting and managing their own risks. Chief Risk Officers embedded within each business unit or risk professionals in functional areas help align risk management practice with the strategies of the unit as well as with enterprise-wide objectives. The Corporate Chief Risk Officer and supporting staff are separate from the business units and provide objective oversight, framework enablement and aggregated risk analysis. Internal Audit provides independent assurance around effective risk management design and control execution.

        We have established risk tolerances from an overall corporate perspective, a business unit perspective, and for specific categories of risks. We monitor a variety of risk metrics on an ongoing basis and take the appropriate steps to help us stay within our established risk tolerances. Potentially significant actions are considered in terms of the possible impact on our risk profile, including but not limited to the capital required, the impact on near term and long-term earnings and the ability to meet our targets with respect to return on equity, liquidity, debt/capital, cash coverage, business risk and operational risk. Quarterly risk reporting provides a feedback loop between the business units and the Corporate Chief Risk Officer and includes, among other things, emerging risk outlooks or incident reporting, if necessary. We have developed a Business Continuity Management Program that identifies critical business functions and includes plans for their protection and recovery in the event of a disaster or other business interruption.

        We regularly build upon our already strong risk management practices to incorporate updated modeling tools, processes and metrics, which we actively use to better understand and manage our business.

Employees

        As of December 31, 2013, we had 14,792 employees. None of our employees are subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

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

        Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by volatility, uncertainty and disruption in the capital and credit markets.

        We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. For additional information regarding our exposure to interest rate risk and the impact of a downgrade in our financial strength ratings, see "— Changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period" and "— A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition." In addition, mark-to-market adjustments on our derivative instruments may lead to fluctuations in our reported statutory capital. These fluctuations may result in the need for additional capital to maintain a targeted level of statutory capital relative to the NAIC's risk-based capital requirements. In the event our current internal sources of liquidity do not satisfy our needs, we may have to seek additional financing and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as customers' or lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

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

        Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Our AUM and revenues may decline and our profit margins could erode. In addition, in the event of extreme prolonged market events and economic downturns, such as the recent global financial crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

Continued volatility or declines in the equity, bond or real estate markets could reduce our AUM and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income.

        Because the revenues of our asset management and accumulation businesses are, to a large extent, based on the value of AUM, a decline in domestic and global equity, bond or real estate markets will decrease our revenues. Turmoil in these markets could lead investors to withdraw from these markets, decrease their rates of investment or refrain from making new investments, which may reduce our net income, revenues and AUM.

        For further discussion on equity risk management, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Equity Risk."

Changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period.

        In recent years, interest rates have remained at or near historically low levels. During periods of declining interest rates or sustained low interest rates, the interest rates we earn on our assets may be lower than the rates assumed in pricing our products, thereby reducing our profitability. For some of our products, such as GICs and funding agreements, we are unable to lower the rate we credit to customers in response to the lower return we will earn on our investments. In addition, guaranteed minimum interest rates on our life insurance and annuity products may constrain our ability to lower the rate we credit to customers. If interest rates remain low over a sustained period of time, this may result in increases in our reserves and unlocking of our deferred acquisition cost ("DAC") asset and other actuarial balances. During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. Furthermore, declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities and creating asset and liability duration mismatches. Low interest rates may also result in increased hedging costs. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities. Declining interest rates or a sustained low interest rate environment may also result in changes to the discount rate assumption used for valuing our pension and other postretirement benefit obligations, which could negatively impact our results of operations and financial condition. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

        Increases in market interest rates may also adversely affect our results of operations, financial condition, and liquidity. During periods of increasing market interest rates, we may offer higher crediting rates on our insurance and annuity products in order to keep these products competitive. Because returns on our portfolio of invested assets may not increase as quickly as current interest rates, we may have to accept lower spreads, thus reducing our profitability. Rapidly rising interest rates may also result in an increase in policy surrenders, withdrawals, and requests for policy loans as customers seek to achieve higher returns. In addition, rising interest rates would cause unrealized losses in our investment portfolio. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require us to accelerate amortization of our DAC relating to these products, which would further reduce our profitability.

        We attempt to significantly reduce the impact of changes in interest rates on our results of operations and financial condition. We accomplish this reduction primarily by managing the duration of our assets relative to the duration of our liabilities. For further discussion on interest rate risk management, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk".

        Our exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. A widening of credit spreads would cause unrealized losses in our investment portfolio, would increase losses associated with credit-based derivatives we have sold that do not qualify or have not been designated for hedge accounting where we assume credit exposure and, if issuer credit spreads increase as a result of fundamental credit deterioration, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes from market volatility, which could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income.

  An increase in defaults or write-downs on our fixed maturities portfolio may reduce our profitability.

        We are subject to the risk that the issuers of the fixed maturities we own will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of December 31, 2013, our U.S. investment operations held $46.0 billion of fixed maturities, or 76% of total U.S. invested assets, of which approximately 7% were below investment grade, including $574.1 million, or 1.25% of our total fixed maturities which we classified as either "problem," "potential problem" or "restructured." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities."

        Our U.S. fixed maturities portfolio includes securities collateralized by residential and commercial mortgage loans. As of December 31, 2013, our U.S. investment operations held $3.9 billion of residential mortgage-backed securities, of which $2.9 billion are Government National Mortgage Association, Federal National Mortgage Association or Federal Home Loan Mortgage Corporation pass-through securities, and $4.0 billion of commercial mortgage-backed securities, which represent in combination 17% of our total fixed maturities portfolio. For residential mortgage-backed securities, prepayment speeds, changes in mortgage delinquency or recovery rates, credit rating changes by rating agencies, changes in property values underlying the loans and the quality of service provided by service providers on securities in our portfolios could lead to write-downs on these securities. For commercial mortgage-backed securities, changes in mortgage delinquency or default rates, interest rate movements, credit quality and vintage of the underlying loans, changes in property values underlying the loans and credit rating changes by rating agencies could result in write-downs of those securities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities."

        As of December 31, 2013, the international investment operations of our fully consolidated subsidiaries held $3.4 billion of fixed maturities, or 55%, of total international invested assets, of which 17% are government bonds. Some non-government bonds have been rated on the basis of the issuer's country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations." An increase in defaults on our fixed maturities portfolio could harm our financial strength and reduce our profitability.

  An increased rate of delinquency and defaults on our commercial mortgage loans, including balloon maturities with and without amortizing payments, may adversely affect our profitability.

        Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $10.3 billion represented 15% of our total invested assets as of December 31, 2013. As of December 31, 2013, loans that were in the process of foreclosure totaled $8.0 million, or 0.1% of our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

        As of December 31, 2013, approximately $8.5 billion, or 82%, of our commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with all or a meaningful portion of the loan amount due at the maturity of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with a fully amortizing loan structure. Since a significant portion of the principal is repaid at maturity, the amount of loss on a default is generally greater than fully amortizing commercial mortgage loans. An increase in defaults on balloon maturity loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

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

        We hold certain investments that may lack liquidity, such as privately placed fixed maturities, mortgage loans and real estate investments. These asset classes represented approximately 42% of the value of our invested assets as of December 31, 2013.

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

        We use derivative instruments to hedge various risks we face in our businesses. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." We enter into a variety of derivative instruments, including interest rate swaps, interest rate options, swaptions, interest rate futures, currency swaps, currency forwards, currency options, equity options, equity futures, credit default swaps and total return swaps, with a number of counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, clearinghouses, exchanges and other institutions. For transactions where we are in-the-money, we are exposed to credit risk in the event of default of our counterparty. We establish collateral agreements with nominal thresholds for a large majority of our counterparties to limit our exposure. However, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. With regard to our derivative exposure, we have over-collateralization requirements on the portion of collateral we hold, based on the risk profile of the assets posted as collateral. We also have exposure to these financial institutions in the form of unsecured debt instruments and equity investments. Such losses or impairments to the carrying value of these assets may materially and adversely affect our business and results of operations.

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

        Commercial mortgage lending in the state of California accounted for 21%, or $2.2 billion, of our commercial mortgage loan portfolio as of December 31, 2013. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, such as earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

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

        Excluding separate account assets as of December 31, 2013, 1%, 98% and 1% of our net assets and liabilities reported at fair value represented Level 1, Level 2 and Level 3, respectively. Our Level 1 assets and liabilities primarily include exchange traded equity securities and U.S. Treasury bonds. Our Level 2 assets and liabilities primarily include fixed maturities (including public and private bonds), equity securities, derivatives and other investments for which public quotations are not available but that are priced by third-party pricing services or internal models using substantially all observable inputs. Our Level 3 assets and liabilities include certain fixed maturities, private equity securities, commercial mortgage loan investments and obligations of consolidated variable interest entities for which the fair value option was elected, complex derivatives, embedded derivatives and equity method real estate investments for which the fair value option was elected. Level 3 securities contain at least one significant unobservable market input and as a result considerable judgment may be used in determining the fair values. These fair values are generally obtained through the use of valuation models or methodologies using at least one significant unobservable input or broker quotes. Prices provided by independent pricing services or independent broker quotes that are used in the determination of fair value can vary for a particular security.

        For additional information on our valuation methodology, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements."

        During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities, for example collateralized mortgage obligations and collateralized debt obligations, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that require greater estimation, which could result in values that are different from the value at which the investments may be ultimately sold. Further, rapidly changing credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

        Additionally, our management considers a wide range of factors about the instrument issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the instrument and in assessing the prospects for recovery. Inherent in management's evaluation of the instrument are assumptions and estimates about the operations of the issuer and its future earnings potential. For further information regarding our impairment methodology, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities."

Any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition.

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

        Fixed maturities that are classified as available-for-sale ("AFS") are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities are recognized as a component of equity and are, therefore, excluded from net income. Our U.S. investment operations held gross unrealized losses on fixed maturities of $0.8 billion pre-tax as of December 31, 2013, and the component of gross unrealized losses for securities trading down 20% or more for over six months was approximately $0.3 billion pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value is determined to be other than temporary (referred to as an other-than-temporary impairment). Realized losses or impairments may have a material adverse impact on our net income in a particular quarterly or annual period.

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

        Our U.S. Insurance Solutions segment competes with other insurance companies.

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

        Ratings are important factors in establishing the competitive position of insurance companies and maintaining public confidence in products being offered. A ratings downgrade, or the potential for such a downgrade, could, among other things:

  •
  materially increase the number of surrenders for all or a portion of the net cash values by the owners of policies and contracts we have issued, and materially increase the number of withdrawals by policyholders of cash values from their policies;

  •
  result in the termination of our relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services;

  •
  reduce new sales, particularly with respect to full service payout product and general account GICs and funding agreements purchased by pension plans and other institutions;

  •
  cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations and

  •
  increase our cost of capital and limit our access to the capital markets.

        Any of these consequences could adversely affect our profitability and financial condition.

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. generally accepted accounting principles ("U.S. GAAP") if our hedging or risk management strategies prove ineffective or insufficient.

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

        Our profitability depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The premiums that we charge and the liabilities that we hold for future policy benefits are based on assumptions reflecting a number of factors, including the amount of premiums that we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, expenses and persistency, which is the measurement of the percentage of insurance policies remaining in force from year to year. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities. As a result, we may experience volatility in the level of our profitability and our reserves from period-to-period. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.

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

The pattern of amortizing our DAC and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of the DAC and other actuarial balances and the timing of our net income.

        Amortization of the DAC asset and other actuarial balances depends on the actual and expected profits generated by the lines of business that incurred the expenses. Expected profits are dependent on assumptions regarding a number of factors including investment returns, benefit payments, expenses, mortality and policy lapse. Due to the uncertainty associated with establishing these assumptions, we cannot, with precision, determine the exact pattern of profit emergence. As a result, amortization of these balances will vary from period-to-period. To the extent that actual experience emerges less favorably than expected, or our expectation for future profits decreases, the DAC asset and other actuarial balances may be adjusted, reducing our profitability in the current period.

        For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances."

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

        We allocated assets to the Closed Block as of July 1, 1998, in an amount such that we expected their cash flows, together with anticipated revenues from the policies in the Closed Block, to be sufficient to support the Closed Block business, including payment of claims, certain direct expenses, charges and taxes and to provide for the continuation of aggregate dividend scales in accordance with the 1997 policy dividend scales if the experience underlying such scales continued, and to allow for appropriate adjustments in such scales if the experience changed. We bear the costs of administrative expenses associated with Closed Block policies and, accordingly, these costs were not funded as part of the assets allocated to the Closed Block. Any increase in such costs in the future will be borne by us. As of December 31, 2013, Closed Block assets and liabilities were $ 4,279.1 million and $ 4,951.5 million, respectively.

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

A pandemic, terrorist attack, military action or other catastrophic event could adversely affect our net income.

        Our mortality and morbidity experience could be adversely impacted by a catastrophic event. In addition, a severe catastrophic event may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. The resulting macroeconomic conditions could adversely affect our cash flows, as well as the value and liquidity of our invested assets. We may also experience operational disruptions if our employees are unable or unwilling to come to work due to a pandemic or other catastrophe. We have developed extensive contingency plans to minimize the risk of operational disruptions. In addition, our use of reinsurance reduces our exposure to adverse mortality experience. Despite these measures, we may still be exposed to losses in the event of a pandemic, terrorist attack, military action or other catastrophe.

Our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition.

        We cede life, disability and health insurance to other insurance companies through reinsurance. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies." However, we remain liable to the policyholder, even if the reinsurer defaults on its obligations with respect to the ceded business. In addition, a reinsurer's insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

        The premium rates that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Most of our reinsurance contracts contain provisions which limit the reinsurer's ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, our profitability may be negatively impacted if we are not able to pass the increased costs on to the customer. If reinsurers raise the rates that they charge on new business, we may be forced to raise the premiums that we charge, which could have a negative impact on our competitive position.

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

Changes in laws or regulations may reduce our profitability.

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

  •
  regulating premium rates,

  •
  approving policy forms,

  •
  regulating unfair trade and claims practices,

  •
  establishing statutory reserve requirements and solvency standards,

  •
  regulating insurer use of affiliated reinsurance companies,

  •
  fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values,

  •
  restricting various transactions between affiliates and

  •
  regulating the types, amounts and valuation of investments.

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

        Federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation and federal taxation can reduce our profitability. We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended. The U.S. Congress has, from time to time, considered legislation relating to changes in ERISA to permit application of state law remedies, such as consequential and punitive damages, in lawsuits for wrongful denial of benefits, which, if adopted, could increase our liability for damages in future litigation. Additionally, in 2010, the Department of Labor issued a proposed regulation that would, if adopted, significantly broaden the circumstances under which a person or entity would be deemed a fiduciary by virtue of providing investment advice with respect to ERISA plans or IRAs. In September, 2011, the Department of Labor announced that it will re-propose these regulations; a new proposal is expected in 2014. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies and increase our claims exposure on policies we issued previously. In addition, reductions in contribution levels to defined contribution plans may decrease our profitability.

        We have implemented reinsurance transactions utilizing affiliated reinsurers to mitigate the capital impact of Regulation XXX and AG38 on our term and universal life insurance business. We currently use, and currently expect to be able to continue using, affiliated reinsurance companies in various structures. However, the NAIC has established a subgroup to study the use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, which issued a Captives and Special Purpose Vehicles White Paper, which was recently adopted by the NAIC Financial Condition ("E") Committee and Executive Committee/Plenary. The Financial Condition Committee also adopted an "interim solution for captives" in the form of a new charge for the Financial Analysis Working Group ("FAWG"), which will review captive transactions submitted by the states in a peer review and comment process, while the remaining recommendations in the White Paper are divided among the NAIC Reinsurance ("E") Task Force and the Principles Based Reserving Implementation ("EX") Task Force. Also, the Federal Advisory Committee on Insurance ("FACI") took up the issue of captives at a recent meeting, and a task force was created. Any regulatory action that materially adversely affects our use or materially increases our cost of using affiliated reinsurers, either retroactively or prospectively, could have a material adverse impact on our financial condition or results of operations. If we were required to discontinue our use of captives for intercompany reinsurance transactions on a retroactive basis, adverse impacts could include diminished capital position and a higher cost of capital. Additionally, finding alternative means to support policy liabilities efficiently is an unknown factor that would be dependent, in part, on future market conditions and our ability to obtain required regulatory approvals. On a prospective basis, discontinuation of the use of captives could impact the types, amounts and pricing of products offered by our insurance subsidiaries. For additional information regarding our use of affiliated reinsurance transactions, see Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Statutory Insurance Financial Information.

        Our international businesses are also subject to comprehensive regulation and supervision from central and/or local governmental authorities in each country in which we operate. New interpretations of existing laws and regulations or the adoption of new laws and regulations may harm our international businesses and reduce our profitability in those businesses.

        In addition, the International Association of Insurance Supervisors (the "IAIS") has proposed a common framework for the supervision of Internationally Active Insurance Groups ("IAIGs"), which is scheduled to be effective in 2019. Under the proposed framework, insurance groups designated as IAIGs may be required by their regulators to comply with new global capital requirements, which may exceed the sum of local capital requirements. In addition, the IAIS is developing a model framework for the supervision of IAIGs that contemplates "group wide supervision" across national boundaries, which requires each IAIG to conduct its own risk and solvency assessment to monitor and manage its overall solvency. It is possible that we may be designated as an IAIG, in which case we may be subject to supervision and capital requirements beyond those applicable to any competitors who are not classified as an IAIG.

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

        On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementation rules and regulations, including regulations surrounding the use of derivatives. The federal agencies were given significant discretion in drafting the implementation rules and regulations, and consequently, some of the impacts of the Dodd-Frank Act are not fully known yet. It is possible that aspects of the law may increase hedging costs for the company and possibly cause fundamental shifts to the way risks are hedged.

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

        The NAIC amended AG38 in 2012 in an effort to create more clarity around reserving practices for certain policies that are accounted for under this guideline. The effects of the changes to AG38 are two-fold:

  •
  Reserves for certain inforce policies are subject to additional statutory reserve minimums effective for the December 31, 2012, reporting period and

  •
  Reserves for products designed in a specific manner and sold after January 1, 2013 are subject to a higher statutory reserve basis.

Changes in accounting standards may reduce the transparency of our reported profitability and financial condition.

        Accounting standards are subject to change and can reduce the transparency of our reported profitability. See Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies". The Financial Accounting Standards Board is currently working on several joint projects in conjunction with the International Accounting Standards Board. These projects could result in significant changes to U.S. GAAP, including the accounting standards for insurance contracts. There is still significant uncertainty surrounding the effective dates and transition methods for the proposed changes. If adopted, the proposed changes in accounting standards could reduce the transparency of our financial results and therefore may make it more difficult for investors and regulators to accurately assess our financial condition and profitability. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and on-going compliance.

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

        We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services; life and disability insurance; and our investment activities.

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

        These factors may affect our financial strength or reduce our profitability. For further discussion on litigation and regulatory investigation risk, see Item 3. "Legal Proceedings," Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Contingencies, Guarantees and Indemnifications" under the caption, "Litigation and Regulatory Contingencies" and Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Income Taxes."

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

Fluctuations in foreign currency exchange rates could adversely impact our profitability and financial condition.

        Principal International writes policies denominated in various local currencies and generally invests the associated assets in local currencies. For diversification purposes, assets backing the products may be partially invested in non-local currencies, and the associated foreign currency exchange risk is hedged or managed to specific risk tolerances. Although our investment and hedging strategies limit the effect of currency exchange rate fluctuation on local operating results, fluctuations in such rates affect the translation of these results into our consolidated financial statements. For further discussion on foreign currency exchange risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

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

  •
  impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings and

  •
  require the approval of at least 75% of the voting power of our outstanding common stock for the amendment of our by-laws and provisions of our certificate of incorporation governing:

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2013, we own 33 properties in our home office complex in Des Moines, Iowa, and in various other locations. Of these 33 properties, 18 are office buildings, 1 is a warehouse facility, 11 are parking lots and ramps, 1 is a park/green space, 1 is a childcare center and 1 is a power generation plant. Of the office and warehouse space, we occupy approximately 92% of the 2.7 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants or is occupied by the property management company servicing these properties. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

Item 3.    Legal Proceedings

        Disclosure concerning material legal proceedings can be found in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Contingencies, Guarantees and Indemnifications" under the caption, "Litigation and Regulatory Contingencies" and Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Income Taxes" under the caption, "Other Tax Information," which are incorporated here by this reference.

Executive Officers of the Registrant

        The following information is furnished with respect to our executive officers, each of whom is elected by and serves at the pleasure of the Board of Directors.

        Timothy M. Dunbar, 56, has been Executive Vice President and Chief Investment Officer of the Company and Principal Life since January 1, 2014. Prior to that date, he served as Senior Vice President of the Company and Principal Life since 2011, and Chief Investment Officer of the Company and Principal Life since January 2013. Prior to that date, Mr. Dunbar was in charge of Strategy and Finance for the Company and Principal Life in 2011 and 2012, overseeing the business management and strategic direction of the capital markets, corporate strategy and corporate treasury areas. He retains his responsibility for capital markets. Mr. Dunbar previously served as the executive director and head of equities for Principal Global Investors from 2004 until 2011.

        Gregory B. Elming, 53, has been Senior Vice President and Chief Risk Officer of the Company and Principal Life since March 2011. Prior to that time, he was Senior Vice President and Controller of the Company and Principal Life since 2007 and Vice President and Controller of the Company and Principal Life since 2002.

        Ralph C. Eucher, 61, has been Executive Vice President of the Company and Principal Life since March 2013, responsible for global human resources, corporate real estate and aviation operations. Prior to that time, he was Senior Vice President of the Company and Principal Life since 2002, overseeing human resources and corporate real estate since 2008.

        Daniel J. Houston, 52, who heads the Retirement and Investor Services and U.S. Insurance Solutions segments of our operations, was named President, Retirement, Insurance and Financial Services of the Company and Principal Life on January 1, 2010. He was President, Retirement and Investor Services of the Company and Principal Life from February 2008 until January 2010, and was Executive Vice President, Retirement and Investor Services of the Company and Principal Life from June 2006 to February 2008.

        Terrance J. Lillis, 61, has been Senior Vice President and Chief Financial Officer of the Company and Principal Life since August 2008 and Senior Vice President of the Company and Principal Life since May 2008. Prior to that time, he was Chief Financial Officer — Retirement and Investor Services division of Principal Life since December 2001.

        James P. McCaughan, 60, who heads the Principal Global Investors segment of our operations, has been President, Principal Global Investors of the Company and Principal Life since December 2003. Prior to that time, he served as Executive Vice President and global head of asset management for the Company and Principal Life since April 2002. From 2000 to 2002, he was Chief Executive Officer of the Americas division of Credit Suisse Asset Management in New York, New York.

        Mary A. O'Keefe, 57, who heads Corporate Relations, has been Senior Vice President and Chief Marketing Officer of the Company and Principal Life since February 2005, Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since January 1998.

        Gary P. Scholten, 56, has been Senior Vice President and Chief Information Officer of the Company and Principal Life since November 2002. From 1998 to 2002, he was Vice President of retail information services of Principal Life.

        Karen E. Shaff, 59, has been Executive Vice President and General Counsel of the Company and Principal Life since February 2004 and, in addition, Secretary of the Company and Principal Life since January 2014. Prior thereto, she was Senior Vice President and General Counsel of the Company since April 2001, and Senior Vice President and General Counsel of Principal Life since January 2000.

        Luis Valdes, 56, who has been the head of the Principal International segment of our operations since March 2012, has been President, Principal International of the Company and Principal Life since March 2011. Prior to his current position, he has been Senior Vice President and President — PFG Latin America of the Company and Principal Life since March 2010, and was Vice President — Principal International of Principal Life from 2000 until March 2010.

        Larry D. Zimpleman, 62, has been a Director of the Company and Principal Life since 2006. He has been Chairman, President and Chief Executive Officer of the Company and Principal Life since May 2009 and was President and Chief Executive Officer of the Company and Principal Life from May 2008 to May 2009. Prior thereto, he was President and Chief Operating Officer of the Company and Principal Life from 2006 to May 2008. He was President, Retirement and Investor Services of the Company and Principal Life from December 2003 through May 2006. Mr. Zimpleman served as chairman of the board and a director of the Principal Funds from December 2001 to December 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 5, 2014, there were 366,404 stockholders of record of our common stock.

        The following table presents the high and low prices for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends
2013
First quarter	$34.58	$28.75	$0.23
Second quarter	$39.05	$32.59	$0.23
Third quarter	$44.94	$36.75	$0.26
Fourth quarter	$50.97	$41.45	$0.26
2012
First quarter	$29.84	$24.21	$0.18
Second quarter	$29.96	$23.09	$0.18
Third quarter	$29.20	$24.26	$0.21
Fourth quarter	$28.71	$25.83	$0.21

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

        The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (in millions) (2)
January 1, 2013 - January 31, 2013	800,177	$29.55	796,502	$18.6
February 1, 2013 - February 28, 2013	623,549	$30.94	600,853	$150.0
March 1, 2013 - March 31, 2013	1,472,980	$32.53	996,654	$117.0
April 1, 2013 - April 30, 2013	2,964	$33.87	—	$117.0
May 1, 2013 - May 31, 2013	9,806	$36.66	—	$117.0
June 1, 2013 - June 30, 2013	203	$37.85	—	$117.0
July 1, 2013 - July 31, 2013	306,000	$38.64	306,000	$105.2
August 1, 2013 - August 31, 2013	348,477	$41.90	347,166	$90.6
September 1, 2013 - September 30, 2013	839,014	$42.45	838,946	$55.0
October 1, 2013 - October 31, 2013	414	$44.12	—	$55.0
November 1, 2013 - November 30, 2013	828	$48.41	—	$55.0
December 1, 2013 - December 31, 2013	3,616	$48.99	—	$55.0

Total	4,408,028		3,886,121

(1)
Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of a publicly announced program.

(2)
Our Board of Directors authorized a repurchase program in May 2012 of up to $200.0 million of outstanding common stock. This program was completed in February 2013. In February 2013, our Board of Directors authorized a share repurchase program of up to $150.0 million of outstanding common stock.

Item 6.    Selected Financial Data

        The following table sets forth certain selected historical consolidated financial information. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for each of the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as "Other Supplemental Data") has been prepared in accordance with U.S. GAAP.

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

	As of or for the year ended December 31,
	2013 (1)	2012 (1)	2011 (1)	2010 (1)	2009 (1)
	($ in millions, except per share data and as noted)
Income Statement Data:
Revenue:
Premiums and other considerations	$3,154.1	$3,219.4	$2,891.0	$3,555.5	$3,750.6
Fees and other revenues	3,222.2	2,626.7	2,526.7	2,337.1	2,103.7
Net investment income	3,138.4	3,254.9	3,375.3	3,495.8	3,400.1
Net realized capital gains (losses)	(225.2)	114.1	(122.3)	(190.2)	(398.3)

Total revenues	$9,289.5	$9,215.1	$8,670.7	$9,198.2	$8,856.1

Income from continuing operations, net of related income taxes	$936.1	$825.4	$674.5	$670.5	$564.8
Net income	$936.1	$825.4	$674.5	$670.5	$564.8
Earnings per Share Data:
Income from continuing operations, net of related income taxes, per share:
Basic	$2.99	$2.60	$1.92	$1.93	$1.71
Diluted	$2.95	$2.58	$1.91	$1.92	$1.70
Net income per share:
Basic	$2.99	$2.60	$1.92	$1.93	$1.71
Diluted	$2.95	$2.58	$1.91	$1.92	$1.70
Cash dividends per common share	$0.98	$0.78	$0.70	$0.55	$0.50
Balance Sheet Data:
Total assets	$208,191.4	$161,830.2	$147,271.5	$144,591.3	$137,066.4
Long-term debt	$2,601.4	$2,671.3	$1,564.8	$1,583.7	$1,584.6
Series A preferred stock	$—	$—	$—	$—	$—
Series B preferred stock	0.1	0.1	0.1	0.1	0.1
Total stockholders' equity	9,777.0	9,703.4	9,306.2	9,246.8	7,373.7
Other Supplemental Data:
AUM ($ in billions)	$483.2	$403.0	$335.0	$318.8	$284.7

(1)
For a discussion of items materially affecting the comparability of 2013, 2012 and 2011, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations." Prior periods reflect the retrospective application of accounting changes. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies" under the caption, "Revisions of Previously Issued Financial Statements" for further information about the accounting changes.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses our financial condition as of December 31, 2013, compared with December 31, 2012, and our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

  •
  Principal Global Investors, which consists of our asset management operations, manages assets for sophisticated investors around the world, using a multi-boutique strategy that enables the segment to provide an expanded range of diverse investment capabilities including equity, fixed income, real estate and other alternative investments. Principal Global Investors also has experience in currency management, asset allocation, stable value management and other structured investment strategies.

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

Economic Factors and Trends

        In 2013, positive market performance and net customer cash flows led to increases in our Retirement and Investor Services segment's account values and our Principal Global Investors segment's AUM. Since account values and AUM are the base by which these businesses generate revenues, the increase in account values and AUM has contributed to the overall improvement of our profits.

        In our Principal International segment, we continued to grow our business organically through our existing subsidiaries and joint ventures and through strategic acquisitions. Local currency AUM, a key indicator of earnings growth for the segment, increased significantly as a result of the Cuprum acquisition, positive net customer cash flows and market performance. The financial results for the Principal International segment are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the countries in which we have business.

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

Valuation and Impairment of Fixed Income Investments

        Fixed Maturities.    Fixed maturities include bonds, asset-backed securities ("ABS"), redeemable preferred stock and certain non-redeemable preferred securities. We classify our fixed maturities as either available-for-sale or trading and, accordingly, carry them at fair value in the consolidated statements of financial position. The fair values of our public fixed maturities are primarily based on market prices from independent pricing services. We have regular interactions with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. In addition, 23% of our invested asset portfolio is invested in fixed maturities that are private placement assets, where there are no readily available market quotes to determine the fair market value. The majority of these assets are valued using a spread pricing matrix that utilizes observable market inputs. Securities are grouped into pricing categories that vary by asset class, sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions among others. See item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements" for further discussion.

        If we are unable to price a fixed maturity security from third party pricing vendors we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information to the extent available. Less than 1% of our fixed maturities were valued using internal models.

        A rate increase of 100 basis points would produce a total value of approximately $46.5 billion, as compared to the recorded amount of $48.8 billion related to our fixed maturity, available-for-sale financial assets with interest rate risk held by us as of December 31, 2013. For additional information see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk".

        The $1,382.9 million decrease in net unrealized gains for the year ended December 31, 2013, can primarily be attributed to an approximate 79 basis points increase in interest rates.

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

        There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security until it recovers in value. Any of these situations could result in a charge to net income in a future period. At December 31, 2013, we had $11,569.2 million in available-for-sale fixed maturities with gross unrealized losses totaling $806.6 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads. Net income would be reduced by approximately $806.6 million, on a pre-tax basis, if all the securities in an unrealized loss position were deemed to be other than temporarily impaired and our intent was to sell all such securities.

        Mortgage Loans.    Mortgage loans consist primarily of commercial mortgage loans. At December 31, 2013, the carrying value of our commercial mortgage loans was $10,299.0 million. Commercial mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

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

        The determination of the calculation and the adequacy of the mortgage loan valuation allowance and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the mortgage loan valuation allowance and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The calculation for determining mortgage impairment amounts requires estimating the amounts and timing of future cash flows expected to be received on specific loans, estimating the value of the collateral and gauging changes in the economic environment in general. The total valuation allowance can be expected to increase when economic conditions worsen and decrease when economic conditions improve. For more detailed information concerning mortgage loan valuation allowances and impairments, see "Investments — U.S. Investment Operations — Mortgage Loans," and Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Investments — Mortgage Loan Valuation Allowance."

        We have a large experienced commercial real estate staff centrally located in Des Moines, which includes commercial mortgage underwriters, loan closers, loan servicers, engineers, appraisers, credit analysts, research staff, legal staff, information technology personnel and portfolio managers. Experienced commercial real estate senior management adheres to a disciplined process in reviewing all transactions for approval on a consistent basis. The typical commercial mortgage loan for us averages in the mid 49% percent loan-to-value range at origination with a net operating income coverage ratio of 2.8 times the annual debt service and is internally rated A+ on a bond equivalent basis. Based on the most recent analysis, our commercial mortgage loan portfolio, excluding mortgage loans held in our Principal Global Investors segment, has an overall loan-to-value ratio of 50% with a 2.5 times debt service coverage. The large equity cushion and strong debt service coverage in our commercial mortgage investments will help insulate us from stress during times of weak commercial real estate fundamentals.

Derivatives

        We primarily use derivatives to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. The fair value of derivative instruments cleared through centralized clearinghouses are determined through market prices published by the clearinghouses. The fair values of non-cleared over-the-counter derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis, 91% of our over-the-counter derivative assets and liabilities are valued using pricing valuation models, 7% are valued using broker quotes, and the remaining 2% are valued using clearinghouse prices. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements" for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices, and volatility, as well as other contributing factors.

        We also issue certain annuity contracts and other insurance contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements" for further discussion. We include our assumption for own non-performance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $30.0 million, net of DAC and income taxes, based on December 31, 2013, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of embedded derivatives include risk margins, which increase the fair value of the embedded derivative liabilities.

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

Deferred Acquisition Costs and Other Actuarial Balances

        Incremental direct costs of contract acquisition as well as certain costs directly related to acquisition activities (underwriting, policy issuance and processing, medical and inspection and sales force contract selling) for the successful acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Commissions and other incremental direct costs of contract acquisition for the acquisition of long-term service contracts are also capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to net income as incurred.

        Amortization Based on Estimated Gross Profits.    DAC for universal life-type insurance contracts, participating life insurance policies and certain investment contracts are amortized over the expected lifetime of the policies in relation to estimated gross profits ("EGPs"). As of December 31, 2013, these policies accounted for 73% of our total DAC balance. In addition to DAC, the following actuarial balances are also amortized in relation to EGPs.

  •
  Sales inducement asset — Sales inducements are amounts that are credited to the contractholder's account balance as an inducement to purchase the contract. Like DAC, the cost of the sales inducement is capitalized and amortized over the expected life of the contract, in proportion to EGPs.

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

        We define EGPs to include assumptions relating to mortality, morbidity, lapses, investment yield and expenses as well as the change in our liability for certain guarantees and the difference between actual and expected reinsurance premiums and recoveries, depending on the nature of the contract. We develop an estimate of EGPs at issue and each valuation date. As actual experience emerges, the gross profits may vary from those expected either in magnitude or timing, in which case a true-up to actual occurs as a charge or credit to current net income. In addition, we are required to revise our assumptions regarding future experience if actual experience or other evidence suggests that earlier estimates should be revised; we refer to this as unlocking. Both actions, reflecting actual experience and changing future estimates, can change both the current amount and the future amortization pattern of the DAC asset and related actuarial balances.

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

        Amortization Based on Estimated Gross Revenues.    DAC and certain of the actuarial balances on a portion of our universal life products are amortized in proportion to estimated gross revenues rather than EGPs. Estimated gross revenues include similar assumptions as the revenue component of EGPs and the changes of future estimates and reflection of actual experience is done in the same manner as EGPs discussed above. As of December 31, 2013, these policies accounted for 6% of our total DAC balance.

        Amortization Based on Premium-Paying Period.    DAC of non-participating term life insurance and individual disability policies are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless a loss recognition event occurs. As of December 31, 2013, these policies accounted for 15% of our total DAC balance.

        Amortization Based on Service Period.    DAC of long-term service contracts are amortized in proportion to the revenue recognized or straight-line if no pattern of revenue recognition can be reasonably predicted. We amortize capitalized costs of long-term service contracts on a straight-line basis over the expected contract life. As of December 31, 2013, these contracts accounted for 6% of our total DAC balance.

        Internal Replacements.    We review policies for modifications that result in the exchange of an existing contract for a new contract. If the new contract is determined to be an internal replacement that is substantially changed from the replaced contract, any unamortized DAC and related actuarial balances are written off and acquisition costs related to the new contract are capitalized as appropriate. If the new contract is substantially unchanged, we continue to amortize the existing DAC and related actuarial balances.

        Recoverability.    DAC and sales inducement assets are subject to recoverability testing at the time of policy issue and loss recognition testing on an annual basis, or when an event occurs that may warrant loss recognition. Likewise, PVFP is subject to impairment testing on an annual basis, or when an event occurs that may warrant impairment. If loss recognition or impairment is necessary, the asset balances are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses and expenses.

        Sensitivities.    As of December 31, 2013, the net balance of DAC and related actuarial balances, excluding balances affected by changes in other comprehensive income, was a $2,149.3 million asset. We perform sensitivity analyses to assess the impact that certain assumptions have on our DAC and related actuarial balances. The following table shows the estimated immediate impact of various assumption changes on our DAC and related actuarial balances.

Estimated impact to net income (1)
(in millions)
Reducing the future equity return assumption by 1%	$(7)
Reducing the long-term general account net investment returns assumption by 0.5% (2)	(68)
A one-time, 10% drop in equity market values	(11)

(1)
Reflects the net impact of changes to the DAC asset, sales inducement asset, unearned revenue liability, reinsurance asset or liability, PVFP, additional benefit reserves and related taxes. Includes the impact on net income of changes in DAC and related balances for our equity method subsidiaries. The DAC and related balances of the equity method subsidiaries are not included in the total DAC balance listed above as they are not fully consolidated.

(2)
Net investment return represents net investment income plus net realized capital gains (losses).

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and intangible assets with indefinite lives are not amortized; rather, we test the carrying value for impairment at least annually at the reporting unit level, which is a business one level below the operating segment. We formally conduct our annual goodwill and other intangible asset impairment testing during the third quarter. Under certain circumstances, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

        We did not recognize a material impairment in our 2013 consolidated statement of operations. The most significant goodwill and other intangible assets within our 2013 consolidated statement of financial position resulted from our 2013 acquisition of Cuprum, whereby we recorded $631.8 million of goodwill, and from our 2006 purchase of WM Advisors, Inc., whereby we acquired $608.0 million of investment management contracts which are considered an indefinite-lived intangible. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $1,100.3 million and $1,459.0 million, respectively, as of December 31, 2013. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers. For further information see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies," and "Note 3, Goodwill and Other Intangible Assets."

Insurance Reserves

        Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to or on behalf of our policyholders. U.S. GAAP, allowing for some degree of managerial judgment, prescribes the methods of establishing reserves.

        Future policy benefits and claims include reserves for individual traditional and group life insurance, disability and health insurance and individual and group annuities that provide periodic income payments, which are computed using assumptions of mortality, morbidity, lapse, investment performance and expense. These assumptions are based on our experience and are periodically reviewed against industry standards to ensure actuarial credibility. For long duration insurance contracts, once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy. However, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves may also be established for short duration contracts to provide for expected future losses. Our reserve levels are reviewed throughout the year using internal analysis including, among other things, experience studies, claim development analysis and annual statutory asset adequacy analysis. To the extent experience indicates potential loss recognition, we recognize losses on certain lines of business. The ultimate accuracy of the assumptions on these long-tailed insurance products cannot be determined until the obligation of the entire block of business on which the assumptions were made is extinguished. Short-term variances of actual results from the assumptions used in the computation of the reserves are reflected in current period net income and can impact quarter-to-quarter net income.

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

        The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. Our assumed discount rate for the 2013 year-end was 4.90%. Typically a 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation and the Net Periodic Pension Cost ("NPPC") by approximately

$88.8 million and $12.2 million, respectively. Typically a 0.25% decrease in the discount rate would increase the other postretirement benefits Accumulated Postretirement Benefit Obligation by approximately $3.0 million and would have a nominal impact on the Net Periodic Benefit Cost ("NPBC"). Typically a 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with those noted above.

        The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy and the tax structure of the trusts. For the 2013 NPPC and 2013 NPBC, a 7.50% and 5.62% weighted average long-term rate of return was used, respectively. For the 2014 NPPC and 2014 NPBC, a 6.75% and 5.36% weighted average long-term rate of return assumption, respectively, will be used. Typically a 0.25% decrease in the assumed long-term rate of return would increase the NPPC by approximately $4.9 million and the NPBC by approximately $1.5 million. Typically a 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2013.

        The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation. Actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees, which is approximately 7 years for pension costs and approximately 11 years for other postretirement benefit costs. Prior service costs are amortized on a weighted average basis over approximately 2 years for pension and 3 years for other postretirement benefit costs. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Employee and Agent Benefits" for further discussion.

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

        In addition, the amount of income taxes paid is subject to audits in the U.S. as well as various state and foreign jurisdictions. Tax benefits are recognized for book purposes when the more-likely-than-not threshold is met with regard to the validity of an uncertain tax position. Once this threshold is met, for each uncertain tax position we recognize in earnings the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the Internal Revenue Service or other income taxing authorities for audits ongoing or not yet commenced.

        We had $329.9 million and $334.6 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2013 and 2012, respectively. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

Recent Event

        On January 21, 2014, the Commissioner approved Principal Life's election to redeem its surplus notes. On January 30, 2014, Principal Life provided surplus note holders with a notice of redemption and will redeem the $100.0 million surplus notes, due 2044, in whole on March 1, 2014, at a redemption price equal to 102.3% of par.

 Transactions Affecting Comparability of Results of Operations

Acquisitions

        We entered into acquisition agreements for the following businesses, among others, during the past three years.

        Liongate Capital Management LLP and Liongate Limited.    On May 1, 2013, we finalized the purchase of a 55% interest in Liongate Capital Management LLP and Liongate Limited ("Liongate"), a global alternative investment boutique based in London and New York. Liongate is focused on managing portfolios of hedge funds. The purchase price was $44.0 million. Liongate had $1.4 billion in AUM at the time of acquisition and is accounted for on the equity method within the Principal Global Investors segment.

        AFP Cuprum S.A.    On February 4, 2013, we finalized the purchase of Cuprum, a premier pension manager in Chile. As a result of the public tender offer, we initially acquired a 91.55% ownership stake in Cuprum for a purchase price of $1.3 billion. Cuprum had $34.3 billion in AUM at the time of acquisition and is consolidated within the Principal International segment. For additional information, see Item 8, "Financial Statements, Notes to Consolidated Financial Statements, Note 2, Acquisitions".

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

        Finisterre Capital LLP and Finisterre Holdings Limited.    On July 1, 2011, we finalized the purchase of a 51% interest in Finisterre Capital LLP and Finisterre Holdings Limited, (together "Finisterre Capital"), an emerging markets debt investor based in London. The total payment was $84.6 million. There are no additional contingent payment obligations. Finisterre Capital had $1.7 billion in AUM at the time of acquisition and is accounted for on the equity method within the Principal Global Investors segment.

Other

        Actuarial Assumption Updates.    We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make improvements as necessary. During third quarter 2013, our review and update did not result in a material impact to net income. During the third quarter 2012, improvements were made resulting in an unlocking of DAC and other actuarial balances that decreased total company net income by $85.2 million for the year ended December 31, 2012.

        We updated our actuarial models to reflect the lower interest rate environment in our U.S. operations in 2012. The updates to our long-term interest rate assumptions and related refinements to the interest rate component of our actuarial models resulted in an unlocking that negatively impacted operating earnings. The negative unlocking from the lower interest rates was partially offset by the positive impact from the increased expected persistency in our individual annuities business. The net negative segment operating earnings impact was $66.3 million, which was comprised of $55.2 million for our U.S. Insurance Solutions segment and $11.1 million for our Retirement and Investor Services segment.

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

        With the exception of corporate overhead, amounts related to our group medical insurance business previously included in segment operating earnings have been removed from operating earnings for all periods presented and are reported as other after-tax adjustments. The operating revenues associated with our exited group medical insurance business were $2.1 million, $25.0 million and $ 606.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The other after-tax adjustments associated with the after-tax earnings (loss) of our exited group medical insurance business were $(1.1) million, $(9.6) and $50.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment operating earnings were negatively impacted by $8.4 million for the year ended December 31, 2013, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

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

 Employee and Agent Benefits Expense

        The 2013 annual defined benefit pension expense for substantially all of our employees and certain agents was $143.3 million pre-tax, which was a $21.0 million increase from the 2012 pre-tax pension expense of $122.3 million. This increase is due primarily to a decrease in the discount rate from 5.15% for 2012 to 4.00% for 2013. Also, the expected long-term return on plan assets used to develop the 2013 expense decreased to 7.50% from 8.00% used in 2012.

        The 2014 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $85.1 million pre-tax, which is a $58.2 million decrease from the 2013 pre-tax pension expense of $143.3 million. This decrease is due primarily to an increase in the discount rate from 4.00% for 2013 to 4.90% for 2014. Also, the expected long-term return on plan assets used to develop the 2014 expense decreased from 7.50% to 6.75%.

        The 2013 annual other postemployment benefit ("OPEB") plan expense (income) for employees and certain agents was $(47.0) million pre-tax, which is an $8.2 million decrease from the 2012 pre-tax OPEB income of $(55.2) million. The weighted average expected long-term return on plan assets used to develop the expense (income) in 2013 was 5.62%, which was based on the weighted average expected long-term asset returns for the medical, life and long-term care plan. The expected long-term rates for the medical, life and long-term care plans were 5.40%, 7.75%, and 5.85%, respectively. The expected rate of return for the medical plans was reduced to 5.40% to reflect the after-tax return on plan assets resulting from the decision to have taxes paid by the trust instead of PLIC. The discount rate used to develop the 2013 expense (income) decreased to 4.00%, down from 5.15% discount rate used in 2012.

        The 2014 annual OPEB plan expense (income) for employees and certain agents is expected to be $(48.3) million pre-tax, which is a $1.3 million increase from the 2013 pre-tax OPEB income of $(47.0) million. The weighted average expected long-term return on plan assets used to develop the expense (income) in 2014 was 5.36% which was based on weighted average expected long-term asset returns for the medical, life and long-term care plan. The expected long-term rates for the medical, life and long-term care plans were 5.40%, 5.00% and 5.85%, respectively. The expected rate of return for the life plans was reduced to 5.00% to reflect the after-tax return on the plan assets resulting from the decision to have taxes paid by the trust instead of PLIC. The discount rate used to develop the 2014 expense (income) increased to 4.90%, up from 4.00% discount rate used in 2013.

Impact of Low Interest Rate Environment

        The exposure from the low interest rates is reflected in a reduction in the spreads between the investment income we earn and the interest we credit to our customers. Some of our products, primarily our fixed deferred annuity, general account group annuity and universal life insurance products, include guaranteed minimum interest rates. During periods of low or declining interest rates, borrowers may prepay or redeem mortgages and fixed maturities that are invested to support our product obligations, which would force us to reinvest the proceeds at lower interest rates. The resulting lower net investment income may make it more difficult for us to maintain our desired spread and thereby reduce our profitability. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," for a presentation of the differences between the interest rates being credited to contractholders and the respective guaranteed minimum interest rates.

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

        Our expectation of EGPs is an important consideration in determining the amortization of DAC and other actuarial balances. To the extent a low interest rate environment impacts our assumptions regarding future EGPs, an unlocking of DAC and other actuarial balances could occur, decreasing net income.

        Lastly, lower net investment income could result in the establishment of a premium deficiency reserve for certain of our insurance products.

        We anticipate that a sustained low interest rate environment would reduce the growth in net income.

Recent Accounting Changes

        For recent accounting changes, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies" under the captions, "Revisions to Previously Issued Financial Statements" and "Recent Accounting Pronouncements."

Results of Operations

        The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
	(in millions)
Revenues:
Premiums and other considerations	$3,154.1	$3,219.4	$2,891.0	$(65.3)	$328.4
Fees and other revenues	3,222.2	2,626.7	2,526.7	595.5	100.0
Net investment income	3,138.4	3,254.9	3,375.3	(116.5)	(120.4)
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(109.2)	232.7	75.0	(341.9)	157.7
Total other-than-temporary impairment losses on available-for-sale securities	(91.5)	(135.9)	(147.6)	44.4	11.7
Other-than-temporary impairment losses on fixed maturities available-for-sale reclassified to (from) other comprehensive income	(24.5)	17.3	(49.7)	(41.8)	67.0

Net impairment losses on available-for-sale securities	(116.0)	(118.6)	(197.3)	2.6	78.7

Net realized capital gains (losses)	(225.2)	114.1	(122.3)	(339.3)	236.4

Total revenues	9,289.5	9,215.1	8,670.7	74.4	544.4
Expenses:
Benefits, claims and settlement expenses	4,683.6	5,123.9	4,616.6	(440.3)	507.3
Dividends to policyholders	189.0	197.7	210.2	(8.7)	(12.5)
Operating expenses	3,292.9	2,933.5	2,971.1	359.4	(37.6)

Total expenses	8,165.5	8,255.1	7,797.9	(89.6)	457.2

Income before taxes	1,124.0	960.0	872.8	164.0	87.2
Income taxes	187.9	134.6	198.3	53.3	(63.7)

Net income	936.1	825.4	674.5	110.7	150.9
Net income attributable to noncontrolling interest	23.4	18.8	36.2	4.6	(17.4)

Net income attributable to Principal Financial Group, Inc.	912.7	806.6	638.3	106.1	168.3
Preferred stock dividends	33.0	33.0	33.0	—	—

Net income available to common stockholders	$879.7	$773.6	$605.3	$106.1	$168.3

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

  Net Income Available to Common Stockholders

        Net income available to common stockholders increased primarily due to higher earnings in our Retirement and Investor Services segment stemming from positive equity market performance and growth in the business. This increase in net income available to common stockholders was partially offset by an after-tax increase in net realized capital losses due to the net after-tax gain in 2012 associated with the merger of Catalyst Health Solutions, Inc.

  Total Revenues

        Premiums decreased $117.1 million for the Retirement and Investor Services segment primarily due to lower sales of single premium group annuities with life contingencies. The single premium product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period. Partially offsetting this decrease was a $47.2 million increase for the U.S. Insurance Solutions segment primarily due to growth as a result of solid sales and stable employment and salary trends in our specialty benefits insurance business.

        Fee revenues increased $280.8 million for our Retirement and Investor Services segment primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business. Fee revenues also increased $187.5 million for our Principal International segment primarily due to the Cuprum acquisition. In addition, fees increased $126.4 million for our Principal Global Investors segment due to higher management fee revenues as a result of increased AUM and increased performance fee revenue.

        Net investment income decreased due to lower investment yields on our invested assets and cash in our U.S. operations and lower inflation-based investment returns on average invested assets and cash as a result of the weakening of the Latin American currencies against the U.S. dollar. These decreases were partially offset by the Cuprum acquisition and higher average invested assets in Chile. For additional information, see "Investments — Investment Results."

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

  Total Expenses

        Benefits, claims and settlement expenses decreased $325.7 million for the Retirement and Investor Services segment primarily due to a decrease in change in reserves resulting from lower sales of single premium group annuities with life contingencies. Benefits, claims and settlement expenses also decreased $109.5 million for the U.S. Insurance Solutions segment primarily due to the change in basis for amortizing DAC and other actuarial balances in the first quarter of 2012 and the unlocking associated with a change in our long-term interest rate assumptions and model refinements in the third quarter of 2012 partially offset by higher mortality and growth in 2013.

        Operating expenses increased $157.6 million for the Retirement and Investor Services segment primarily due to higher staff related costs, an increase in non-deferrable distribution costs resulting from growth in the business and higher sub-advisory fees stemming from positive equity market performance. Operating expenses increased $125.1 million for the U.S. Insurance Solutions segment primarily due to the change in basis for amortizing DAC and other actuarial balances in the first quarter of 2012 partially offset by unlocking associated with a change in our long-term interest rate assumptions and model refinements in the third quarter of 2012. In addition, operating expenses increased $113.4 million for the Principal International segment primarily due to the Cuprum acquisition and higher overall compensation expenses due to growth.

  Income Taxes

        The effective income tax rates were 17% and 14% for the years ended December 31, 2013 and 2012, respectively. The effective income tax rate for the year ended December 31, 2013 was lower than the U.S. corporate income tax rate of 35% ("U.S. statutory rate") primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and foreign tax rate differential. The effective income tax rate for the year ended December 31, 2012, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and the interest exclusion from taxable income. The effective income tax rate increased to 17% from 14% for the years ended December 31, 2013 and 2012, respectively, primarily due to an increase in income before taxes with no proportionate change in permanent tax differences.

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

        Fee revenues increased $93.3 million for our Retirement and Investor Services segment primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance in 2012 and strong net cash flow from customers. Fee revenues also increased $48.4 million for our Principal International segment primarily due to higher sub-advisory fees driven by higher average AUM in Mexico and the Claritas acquisition in Brazil. In addition, fees increased $44.6 million for our Principal Global Investors segment primarily due to higher fee revenues as a result of increased AUM. Partially offsetting these increases was an $86.3 million decrease in fee revenues for the Corporate segment primarily due to a reduction in average fee-for-service members in our exited group medical insurance business.

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

        Net revenue is a key metric used to understand RIS earnings growth. Net revenue is defined as operating revenues less benefits, claims and settlement expenses less dividends to policyholders. Net revenue from our Accumulation products is primarily fee based and is impacted by changes in the equity markets. Net revenue from our Guaranteed products is driven by our ability to earn an investment spread. Accumulation net revenue has grown due to improvement in the equity markets as well as growth in the block of business. Guaranteed net revenue has increased due to improving returns on new business as well as an improvement in variable investment income.

        The following table presents the Retirement and Investor Services net revenue for the years indicated:

				Increase (decrease)
	For the year ended December 31,
				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
	(in millions)
Net revenue:
Accumulation	$2,336.1	$2,044.1	$1,917.0	$292.0	$127.1
Guaranteed	184.2	155.1	161.3	29.1	(6.2)

Total Retirement and Investor Services	$2,520.3	$2,199.2	$2,078.3	$321.1	$120.9

Retirement and Investor Services Segment Summary Financial Data

        The following table presents certain summary financial data relating to the RIS segment for the periods indicated:

				Increase (decrease)
	For the year ended December 31,
				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
	(in millions)
Operating revenues:
Premiums and other considerations	$1,045.5	$1,162.6	$390.4	$(117.1)	$772.2
Fees and other revenues	1,806.0	1,525.5	1,432.1	280.5	93.4
Net investment income	1,996.1	2,146.8	2,252.5	(150.7)	(105.7)

Total operating revenues	4,847.6	4,834.9	4,075.0	12.7	759.9
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	2,327.3	2,635.7	1,996.7	(308.4)	639.0
Operating expenses	1,630.3	1,474.1	1,351.5	156.2	122.6

Total expenses	3,957.6	4,109.8	3,348.2	(152.2)	761.6

Operating earnings before income taxes	890.0	725.1	726.8	164.9	(1.7)
Income taxes	195.6	150.0	163.9	45.6	(13.9)

Operating earnings	$694.4	$575.1	$562.9	$119.3	$12.2

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

  Operating Earnings

        Operating earnings increased $102.0 million in our Accumulation business primarily due to positive equity market performance and growth in the business, which was partially offset by an increase in staff related costs and higher non-deferrable commissions and sub-advisory fees.

  Net Revenue

        Net revenue increased $292.0 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business.

  Operating Expenses

        Operating expenses increased $154.3 million in our Accumulation business primarily due to higher staff related costs, including pension and other postretirement benefits. In addition, operating expenses increased due to an increase in non-deferrable distribution costs resulting from growth in the business and higher sub-advisory fees stemming from positive equity market performance.

  Income Taxes

        The effective income tax rates for the segment were 22% and 21% for the years ended December 31, 2013 and 2012, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

  Operating Earnings

        Operating earnings increased $15.5 million in our Accumulation business resulting from positive equity market performance in 2012 and strong net cash flow from customers, which was partially offset by higher staff related costs, including pension and other postretirement benefits, and higher non-deferrable commissions and sub-advisory fees stemming from an increase in average account values. Operating earnings decreased $3.3 million in our Guaranteed business primarily resulting from lower mortality reserve gains in 2012 compared to 2011.

  Net Revenue

        Net revenue increased $127.1 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance in 2012 and strong net cash flow from customers.

  Operating Expenses

        Operating expenses increased $124.7 million in our Accumulation business primarily due to higher staff related costs, including pension and other postretirement benefits. In addition, operating expenses increased due to higher non-deferrable commissions and sub-advisory fees stemming from increased sales and an increase in average account values, respectively.

  Income Taxes

        The effective income tax rates for the segment were 21% and 23% for the years ended December 31, 2012 and 2011, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

Principal Global Investors Segment

Principal Global Investors Trends

        Our overall AUM increased $28.9 billion in 2013 primarily due to continued strong portfolio management as well as positive market performance. We also continue to expand our global presence and experience success in winning institutional asset management mandates and other deposits.

        The following table provides a summary of Principal Global Investors' affiliated and third-party AUM as of the years indicated:

	Principal Global Investors
As of	Affiliated AUM	Third-Party AUM	Total AUM
	(in billions)
December 31, 2013	$182.7	$109.4	$292.1
December 31, 2012	165.0	98.2	263.2
December 31, 2011	145.4	82.4	227.8

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

        The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
	(in billions)
AUM, beginning of period	$263.2	$227.8	$220.1
Net cash flow (1)	4.2	11.7	(1.8)
Investment performance (2)	26.3	24.2	6.1
Operations acquired (3)	1.4	—	4.3
Other (4)	(3.0)	(0.5)	(0.9)

AUM, end of period	$292.1	$263.2	$227.8

(1)
Positive net cash flows are primarily due to continued strong distribution results in 2013 and 2012. 2011 includes net cash flow of $(0.7) resulting from the Retirement Investors Services segment's decision to scale back its investment only business.

(2)
Variations in investment performance are primarily the result of fluctuations in market performance over time.

(3)
Reflects acquisition of Finisterre Capital and Origin in 2011 and Liongate in 2013.

(4)
Includes the transfer of cash needed for the Cuprum acquisition in 2013.

        The following table presents certain summary financial data relating to the Principal Global Investors segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
	(in millions)
Operating revenues:
Fees and other revenues	$702.2	$575.8	$531.2	$126.4	$44.6
Net investment income	17.0	15.4	15.1	1.6	0.3

Total operating revenues	719.2	591.2	546.3	128.0	44.9
Expenses:
Total expenses	544.5	456.2	429.3	88.3	26.9

Operating earnings before income taxes and noncontrolling interests	174.7	135.0	117.0	39.7	18.0
Income taxes	55.5	43.5	41.0	12.0	2.5
Operating earnings attributable to noncontrolling interests	16.6	10.3	2.0	6.3	8.3

Operating earnings	$102.6	$81.2	$74.0	$21.4	$7.2

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

  Operating Earnings

        Operating earnings increased due to higher management fee revenue as a result of increased AUM. In addition, operating earnings increased due to higher performance fee revenue in our real estate and alternative strategies. These increases were partially offset by higher staff related costs, many of which are aligned with both the expansion of our business and increased performance based revenue.

  Income Taxes

        The effective income tax rate for the segment was 32% for both the years ended December 31, 2013 and 2012. The effective income tax rate was lower than the U.S. statutory rate, primarily due to inclusion of income attributable to noncontrolling interest in pre-tax operating earnings with no corresponding change in income taxes reported by us as the controlling interest.

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

        The following table presents the Principal International segment AUM rollforward for the years indicated:

	For the year ended December 31,
	2013	2012	2011
	(in billions)
AUM, beginning of period	$69.3	$52.8	$45.8
Net cash flow	8.5	9.3	5.5
Investment performance	3.6	7.2	3.5
Operations acquired (1)	34.3	2.0	3.1
Effect of exchange rates	(11.1)	(1.8)	(4.8)
Other	(0.1)	(0.2)	(0.3)

AUM, end of period	$104.5	$69.3	$52.8

(1)
Reflects the acquisitions of Cuprum in Chile in February 2013, Claritas in Brazil in April 2012 and HSBC AFORE in Mexico in August 2011.

        Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the years indicated.

	For the year ended December 31,			Increase (decrease)
				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
	(in millions)
Net revenue	$582.6	$375.8	$325.9	$206.8	$49.9

        Net revenue increased primarily due to the Cuprum acquisition in Chile.

        The following table presents certain summary financial data of the Principal International segment for the years indicated.

	For the year ended December 31,			Increase (decrease)
				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
	(in millions)
Operating revenues:
Premiums and other considerations	$291.6	$284.6	$264.5	$7.0	$20.1
Fees and other revenues	404.4	216.9	168.5	187.5	48.4
Net investment income	454.0	441.2	476.0	12.8	(34.8)

Total operating revenues	1,150.0	942.7	909.0	207.3	33.7
Expenses:
Benefits, claims and settlement expenses	567.4	566.9	583.1	0.5	(16.2)
Operating expenses	333.9	220.9	194.2	113.0	26.7

Total expenses	901.3	787.8	777.3	113.5	10.5
Operating earnings before income taxes and noncontrolling interests	248.7	154.9	131.7	93.8	23.2
Income taxes (benefits)	28.0	0.6	(3.1)	27.4	3.7
Operating earnings (losses) attributable to noncontrolling interests	5.5	0.2	(0.2)	5.3	0.4

Operating earnings	$215.2	$154.1	$135.0	$61.1	$19.1

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

  Operating Earnings

        Operating earnings increased primarily due to the Cuprum acquisition partially offset by the weakening of the Brazilian real and Chilean peso against the U.S. dollar and the one-time impact of the tax regulation changes enacted in 2013 in Mexico.

  Operating Revenues

        Premiums increased $7.0 million in Chile primarily due to higher sales of single premium annuities with life contingencies partially offset by the weakening of the Chilean peso against the U.S. dollar.

        Fees and other revenues increased primarily due to the Cuprum acquisition.

        Net investment income increased primarily due to the Cuprum acquisition and higher average invested assets in Chile partially offset by the weakening of the Chilean peso and Brazilian real against the U.S. dollar.

  Total Expenses

        Benefits, claims and settlement expenses increased $0.7 million in Chile primarily due to higher sales of single premium annuities with life contingencies partially offset by the weakening of the Chilean peso against the U.S. dollar.

        Operating expenses increased primarily due to the Cuprum acquisition and higher overall compensation expenses due to growth.

  Income Taxes

        The effective income tax rates for the segment were 11% and 0% for the years ended December 31, 2013 and 2012, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. The foreign tax rate differential also contributed to the lower effective income tax rates. The effective income tax rate increased to 11% from 0% for the years ended December 31, 2013 and 2012, respectively, primarily due to the Cuprum acquisition, which increased our distribution of operating earnings from our consolidated entities compared to our equity method investments, coupled with tax regulation changes in Mexico.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

  Operating Earnings

        Operating earnings increased primarily due to higher fees driven by higher average AUM in Mexico and our equity method investment in Brazil, which were partially offset by the weakening of the Latin American currencies against the U.S. dollar and acquisition and growth initiatives across the segment.

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

  Total Expenses

        Benefits, claims and settlement expenses in Chile decreased $14.0 million primarily due to higher inflation-based interest crediting rates to customers and the weakening of the Chilean peso against the U.S. dollar, which were partially offset by an increase in the change in reserves related to higher sales of single premium annuities with life contingencies.

        Operating expenses increased primarily due to higher PVFP and DAC amortization resulting from net unlocking and true-ups in Mexico coupled with growth initiatives across the segment. These increases were partially offset by the weakening of the Latin American currencies against the U.S. dollar.

  Income Taxes

        The effective income tax rates for the segment were 0% and -2% for the years ended December 31, 2012 and 2011, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to taxes on our share of earnings generated from our equity method investments. Specifically, our share of earnings generated from equity method investments, net of foreign taxes incurred, are reported within net investment income whereas any residual U.S. tax expense or benefit related to equity method investments is reported in income taxes. The foreign tax rate differential also contributed to the lower effective income tax rates.

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

        The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the years indicated:

For the year ended	Universal and variable universal life insurance fee revenues		Traditional life insurance premiums
	(in millions)
December 31, 2013	$532.2		$512.5
December 31, 2012	476.3	(1)	496.5
December 31, 2011	471.4		502.5

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

        The following table provides a summary of our specialty benefits insurance premium and fees for the years indicated:

For the year ended	Group dental and vision insurance	Group life insurance	Group disability insurance	Individual disability insurance	Wellness (1)
	(in millions)
December 31, 2013	$583.8	$337.4	$310.5	$256.2	$4.9
December 31, 2012	578.2	328.6	292.6	236.0	8.4
December 31, 2011	558.9	319.1	274.6	216.3	8.3

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

        The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
	(in millions)
Operating revenues:
Premiums and other considerations	$1,816.5	$1,769.3	$1,724.0	$47.2	$45.3
Fees and other revenues (1)	583.1	531.1	526.2	52.0	4.9
Net investment income	706.8	694.3	689.7	12.5	4.6

Total operating revenues	3,106.4	2,994.7	2,939.9	111.7	54.8
Expenses:
Benefits, claims and settlement expenses (1)	1,836.2	1,937.7	1,672.7	(101.5)	265.0
Dividends to policyholders	187.5	195.8	207.6	(8.3)	(11.8)
Operating expenses (1)	792.1	661.7	760.0	130.4	(98.3)

Total expenses	2,815.8	2,795.2	2,640.3	20.6	154.9

Operating earnings before income taxes and noncontrolling interests	290.6	199.5	299.6	91.1	(100.1)
Income taxes	94.0	61.3	95.3	32.7	(34.0)

Operating earnings	$196.6	$138.2	$204.3	$58.4	$(66.1)

(1)
For further details related to the impact associated with the actuarial assumption updates and the change in basis for amortizing DAC and other actuarial balances on results for 2012 and see "Transactions Affecting Comparability of Results of Operations — Actuarial Assumption Updates" and "Individual Life Insurance Amortization".

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

  Operating Earnings

        Operating earnings increased $42.1 million in our individual life insurance business primarily due to unfavorable unlocking associated with a change in our long-term interest rate assumptions and model refinements in 2012, partially offset by higher mortality in 2013. Operating earnings increased $16.3 million in our specialty benefits business primarily due to improved claim experience and growth in our business partially offset by higher staff-related costs, including pension and postretirement benefit expense.

  Operating Revenues

        Premiums increased $50.7 million in our specialty benefits insurance business due to growth as a result of solid sales in the block of business and stable employment and salary trends.

        Fees and other revenues increased $53.8 million in our individual life insurance business due to unlocking of unearned revenue associated with a change in basis for amortizing DAC and other actuarial balances in the first quarter of 2012 and growth in the block of business. This increase was partially offset by a decrease in fees and other revenues due to unlocking associated with a change in our long-term interest rate assumptions and model refinements in the third quarter of 2012.

  Total Expenses

        Benefits, claims and settlement expenses decreased $99.8 million in our individual life insurance business primarily due to the change in basis for amortizing DAC and other actuarial balances in the first quarter of 2012 and the unlocking associated with a change in our long-term interest rate assumptions and model refinements in the third quarter of 2012. This decrease was partially offset by higher mortality and growth in 2013.

        Operating expenses increased $102.6 million in our individual life insurance business primarily due to the change in basis for amortizing DAC and other actuarial balances in the first quarter of 2012 partially offset by unlocking associated with a change in our long-term interest rate assumptions and model refinements in the third quarter of 2012. In addition, operating expenses increased $28.0 million in our specialty benefits insurance business primarily due to growth in the block of business and higher staff related costs, including pension and other postretirement benefits.

  Income Taxes

        The effective income tax rates for the segment were 32% and 31% for the years ended December 31, 2013 and 2012, respectively. The effective income tax rates were lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

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

        Operating expenses decreased $125.1 million in our individual life business primarily due to lower DAC amortization associated with the change in basis for amortizing DAC and other actuarial balances in the first quarter of 2012, partially offset by unlocking associated with the change in our long-term interest rate assumptions and model refinements. Operating expenses increased $26.8 million in our specialty benefits insurance business primarily due to growth in the block of business and higher staff related costs, including pension and other postretirement benefits.

  Income Taxes

        The effective income tax rates for the segment were 31% and 32% for the years ended December 31, 2012 and 2011, respectively. The effective income tax rates were lower than the U.S. statutory rate as a result of the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
	(in millions)
Operating revenues:
Total operating revenues	$(215.8)	$(188.1)	$(189.2)	$(27.7)	$1.1
Expenses:
Total expenses	(17.8)	(11.7)	(5.2)	(6.1)	(6.5)

Operating loss before income taxes, preferred stock dividends and noncontrolling interest	(198.0)	(176.4)	(184.0)	(21.6)	7.6
Income tax benefits	(83.2)	(69.6)	(72.9)	(13.6)	3.3
Preferred stock dividends	33.0	33.0	33.0	—	—
Operating earnings attributable to noncontrolling interest	1.1	—	2.8	1.1	(2.8)

Operating loss	$(148.9)	$(139.8)	$(146.9)	$(9.1)	$7.1

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

  Operating Loss

        The operating loss increased primarily due to higher interest expense associated with the debt issuances that occurred in the latter half of 2012.

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

        We perform rigorous liquidity stress testing to ensure our asset portfolio includes sufficient high quality liquid assets that could be utilized to bolster our liquidity position under increasingly stressed market conditions. These assets could be utilized as collateral for secured borrowing transactions with various third parties, or by selling the securities in the open market if needed.

        We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of December 31, 2013, approximately $9.5 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain provisions limiting early surrenders.

        The following table summarizes the withdrawal characteristics of our domestic general account investment-type insurance contracts as of December 31, 2013.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,573.3	35.1%
Subject to discretionary withdrawal with adjustments
Specified surrender charges	7,304.3	24.3
Market value adjustments	5,351.4	17.8
Subject to discretionary withdrawal without adjustments	6,877.2	22.8

Total domestic investment-type insurance contracts	$30,106.2	100.0%

        Universal life insurance and certain traditional life insurance policies are also subject to discretionary withdrawals by policyholders. However, life insurance policies tend to be less susceptible to withdrawal than our investment-type insurance contracts, because policyholders may be subject to a new underwriting process in order to obtain a new life insurance policy. In addition, our life insurance liabilities include surrender charges and other provisions limiting early surrenders.

        As of December 31, 2013 and December 31, 2012, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,105.0 million and $905.0 million, respectively. As of December 31, 2013 and December 31, 2012, we had $150.6 million and $40.8 million, respectively, of outstanding borrowings, with no assets pledged as support as of December 31, 2013. Our credit facilities include a $500.0 million 4-year facility that matures in March 2016, with PFG, PFS and Principal Life as co-borrowers. We also have a $300.0 million 364-day facility for Principal Life only that was refinanced in April 2013. Also in April 2013, we added a $200.0 million 3-year facility with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as borrowers. These credit facilities are committed facilities and provide 100% back-stop support for our commercial paper program. The 4-year facility is supported by eighteen banks; the 364-day facility and 3-year facility are supported by fifteen banks, most of which have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable there is a very low risk the financial institutions would be unable or unwilling to fund these facilities.

        The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc.    The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa ("the Commissioner") to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. Extraordinary dividends are those, together with dividends or other distributions made within the preceding twelve months, that exceed the greater of (i) 10% of Principal Life's statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on December 31, 2013 statutory results, the dividend limitation for Principal Life is approximately $687.2 million in 2014.

        In 2013, Principal Life distributed paid-in and contributed surplus in the amount of $150.0 million to its parent company, which was extraordinary and was approved by the Commissioner. In addition, total stockholder dividends paid by Principal Life to its parent were $80.0 million, which were extraordinary and were approved by the Commissioner. As of December 31, 2013, we had $353.7 million of cash and highly liquid assets in the holding companies readily deployable for holding company obligations.

        In 2012, total stockholder dividends paid by Principal Life to its parent were $700.0 million, which were extraordinary and were approved by the Commissioner.

        Principal Life distributed paid-in and contributed surplus in the amount of $500.0 million to its parent company. In addition, Principal Life requested and received permission from the Commissioner to pay an extraordinary dividend in the amount of $250.0 million, which was paid by Principal Life to its parent in 2011.

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

        Net cash provided by operating activities was $2,221.2 million, $3,080.8 million and $2,713.3 for the years ended December 31, 2013, 2012 and 2011, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid. The decrease in cash provided by operating activities in 2013 compared to 2012 was primarily due to fluctuations in receivables and payables associated with the timing of settlements as well as decreased cash flows from trading securities. The increase in cash provided by operating activities in 2012 compared to 2011 was the result of an increase in premiums and other consideration received primarily due to an increase in sales of single premium group annuities with life contingencies and a decrease in claims paid. The increase was partially offset by fluctuations in receivables and payables associated with the timing of settlement.

        Net cash used in investing activities was $1,226.3 million, $1,611.3 million and $202.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in cash used in investing activities in 2013 compared to 2012 was primarily the result of fewer net purchases of investments in the current year. This decrease was largely offset by the first quarter 2013 acquisition of Cuprum. The increase in cash used in investing activities in 2012 compared to 2011 was due to an increase in net purchases of investments.

        Net cash used in financing activities was $2,800.3 million, $126.2 million and $1,554.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in cash used in financing activities in 2013 compared to 2012 was primarily due to net repayments of debt in 2013, as compared to net borrowings in 2012, as well as an increase in net withdrawals of investment contracts. Additionally, cash used in financing activities increased in 2013 due to the transfer of certain Principal Bank deposits as part of the bank's transformation to a limited purpose trust institution. The decrease in cash used in financing activities in 2012 compared to 2011 was primarily due to the issuance of senior notes in 2012, net of principal repayments, with no corresponding activity in the prior year. Also contributing to the decrease in cash used in financing activities was a decrease in treasury stock repurchased in 2012.

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

        Stockholders' Equity.    Proceeds from the issuance of our common stock were $125.8 million, $28.9 million and $25.9 million in 2013, 2012 and 2011, respectively.

        The following table summarizes our return of capital to common stockholders.

	December 31, 2013	December 31, 2012	December 31, 2011
	(in millions)
Dividends to stockholders	$288.4	$231.3	$213.7
Repurchase of common stock	153.6	272.7	556.4

Total cash returned to stockholders	$442.0	$504.0	$770.1

Number of shares repurchased	4.4	10.5	21.1

        For additional stockholders' equity information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Stockholders' Equity."

Capitalization

        The following table summarizes our capital structure:

	December 31, 2013	December 31, 2012
	(in millions)
Debt:
Short-term debt	$150.6	$40.8
Long-term debt	2,601.4	2,671.3

Total debt	2,752.0	2,712.1
Equity excluding AOCI	9,501.0	9,043.1

Total capitalization excluding AOCI	$12,253.0	$11,755.2

Debt to equity excluding AOCI	29%	30%
Debt to capitalization excluding AOCI	22%	23%

        On January 21, 2014, the Commissioner approved Principal Life's election to redeem its surplus notes. On January 30, 2014, Principal Life provided surplus note holders with a notice of redemption and will redeem the $100.0 million surplus notes, due 2044, in whole on March 1, 2014, at a redemption price equal to 102.3% of par.

Contractual Obligations

        The following table presents payments due by period for long-term contractual obligations as of December 31, 2013.

		Payments due in year ending
Contractual obligations (1)	Total payments	2014	2015 - 2016	2017 - 2018	2019 and thereafter
	(in millions)
Contractholder funds (2)	$64,420.0	$6,805.1	$11,098.8	$9,001.7	$37,514.4
Future policy benefits and claims (3)	38,911.3	2,123.0	3,419.4	3,289.8	30,079.1
Long-term debt (4)	2,601.4	0.3	5.3	299.8	2,296.0
Certificates of deposit (5)	703.9	380.8	208.5	113.6	1.0
Other long-term liabilities (6)	1,629.5	1,328.3	88.1	88.1	125.0
Capital leases	19.6	7.2	10.6	1.8	—
Long-term debt interest	2,251.9	134.8	271.8	269.4	1,575.9
Operating leases (7)	198.1	42.3	67.9	34.0	53.9
Purchase obligations (8)	727.5	697.9	23.6	6.0	—

Total contractual obligations	$111,463.2	$11,519.7	$15,194.0	$13,104.2	$71,645.3

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

Amounts included in the contractholder funds line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2013. The liability amount in our consolidated statements of financial position reflects either the account value (in the case of individual fixed annuities, universal life insurance and GICs) or the par value plus accrued interest and other adjustments (in the case of funding agreements and other investment contracts).

(3)
Amounts included in the future policy benefits and claims line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2013. The liability amount in our consolidated statements of financial position reflects estimated cash payments to policyholders, reductions for expected future premiums, assumptions with regard to the timing of cash payments and discounting for interest.

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

        We report the net funded status of our pension and other postretirement plans in the consolidated statements of financial position. The net funded status represents the differences between the fair value of plan assets and the projected benefit obligation for pension plans and other postretirement plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and other postretirement benefit obligation was $42.2 million pre-tax and $584.0 million pre-tax as of December 31, 2013 and 2012, respectively. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $304.3 million and $300.8 million as of December 31, 2013 and 2012, respectively.

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2014 in the range of $125-$175 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our other postretirement benefit plans in 2014 pending further analysis.

Contractual Commitments

        In connection with our banking business, we have made additional commitments to extend credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A majority of these commitments are lines of credit and are expected to expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash funding requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund loans were $34.7 million as of December 31, 2013.

        We have made commitments to fund certain limited partnerships in which we are a limited partner. As of December 31, 2013, the amount of unfunded commitments was $92.5 million. We are only required to fund additional equity under these commitments when called upon to do so by the general partner; therefore, these commitments are not liabilities on our consolidated statements of financial position.

Off-Balance Sheet Arrangements

        Variable Interest Entities.    We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Variable Interest Entities." We have made commitments to fund certain limited partnerships, as previously discussed in "Contractual Commitments", some of which are classified as unconsolidated variable interest entities.

        Guarantees and Indemnifications.    As of December 31, 2013, there have been no significant changes to guarantees and indemnifications since December 31, 2012. For guarantee and indemnification information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Contingencies, Guarantees and Indemnifications" under the caption, "Guarantees and Indemnifications."

Financial Strength Rating and Credit Ratings

        Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ratings and other factors.

        In December 2013, AM Best completed its annual review, and affirmed the ratings of Principal Financial Group and its subsidiaries. Principal Life Insurance Company financial strength rating was affirmed at 'A+'. The outlook remains 'stable' for all ratings. Principal Life's ratings reflect its diversified operating earnings, record assets under management and positive net cash flows. The ratings also reflect the continued performance improvement in its investment portfolio. PFG continues to report favorable operating earnings across its key product lines through its diversified business segments, ongoing expense management and controlled distribution strategy.

        In November 2013, following a review of Principal Financial Group and its subsidiaries, Moody's downgraded the financial strength rating of Principal Life Insurance Company and Principal National Life Insurance Company to A1. The outlook was revised to 'stable' from 'negative'. Moody's said that the downgrade was driven by the combined impact of the growth of PFG's weaker (i.e., relative to the insurance operations) non-insurance operations, and by profitability measures on Principal Life. In its assessment, Moody's cited Principal Life as a premier U.S. pension provider, and highlighted the diversified earnings streams from Principal International and Principal Global Investors as growing sources of consolidated cash and debt service coverage.

        In a semi-annual review completed in October 2013, Fitch affirmed the financial strength ratings of PFG and its subsidiaries noting PFG's strong capitalization and stable, balanced operating profitability. The outlook remains as 'negative' which reflects concerns related to execution risk associated with our ongoing integration of Cuprum, combined with financial leverage at the high end of rating expectations.

        In early July 2013, following a review of PFG and its subsidiaries under its revised criteria, Standard & Poor's affirmed the financial strength rating of Principal Life and Principal National Life Insurance Company at 'A+'. The outlook was revised to 'stable' from 'negative'. The change in outlook reflects Standard & Poor's positive view of our solid operating performance, diversification by product line and geography, as well as financial leverage, fixed charge coverage and capital adequacy supportive of the ratings.

        All of the four ratings agencies maintain a 'stable' outlook on the U.S. life insurance sector. Moody's revised its outlook to 'stable' from 'negative' in December 2013. The rating agencies have indicated they expect gradually increasing interest rates to take some of the earnings pressure off insurers, and rising equity markets will improve performance on variable products and assets under management. They expect some stabilization of life insurers' revenues and earnings over the next 12-18 months.

        The following table summarizes our significant financial strength and debt ratings from the major independent rating organizations. The debt ratings shown are indicative ratings. Outstanding issuances are rated the same as indicative ratings unless otherwise noted. Actual ratings can differ from indicative ratings based on contractual terms.

	A.M. Best	Fitch	Standard & Poor's	Moody's
Principal Financial Group
Senior Unsecured Debt (1)	a-		BBB+	Baa2
Preferred Stock (2)	bbb		BBB-	Ba1
Principal Financial Services
Senior Unsecured Debt	a-		BBB+	Baa1
Commercial Paper	AMB-1		A-2	P-2
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	A1
Issuer Credit Rating	aa-
Commercial Paper	AMB-1+		A-1+	P-1
Surplus Notes	a		A-	A3
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	A1

(1)
Moody's has rated Principal Financial Group's senior debt issuance "Baa1"

(2)
S&P has rated Principal Financial Group's preferred stock issuance "BB+"

Impacts of Income Taxes

        For income tax information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Income Taxes."

 Fair Value Measurement

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. An asset or liability's classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements" for further details, including a reconciliation of changes in Level 3 fair value measurements.

        As of December 31, 2013, 37% of our net assets (liabilities) were Level 1, 60% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2013, 1% of our net assets (liabilities) were Level 1, 98% were Level 2 and 1% were Level 3.

        As of December 31, 2012, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2012, 2% of our net assets (liabilities) were Level 1, 97% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

        Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2013, were $5,885.5 million as compared to $4,987.4 million as of December 31, 2012. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets, as well as gains on bifurcated embedded derivatives in investment-type insurance contracts and derivative liabilities.

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

Investments

        We had total consolidated assets as of December 31, 2013, of $208,191.4 million, of which $66,756.9 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

        Invested assets as of December 31, 2013, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	December 31, 2013		December 31, 2012
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$33,999.7	51%	$36,136.2	52%
Private	15,320.5	23	15,429.8	22
Equity securities	827.4	1	389.3	1
Mortgage loans:
Commercial	10,299.0	15	10,183.3	15
Residential	1,234.6	2	1,336.4	2
Real estate held for sale	182.3	—	87.0	—
Real estate held for investment	1,089.3	2	1,093.3	2
Policy loans	859.7	1	864.9	1
Other investments	2,944.4	5	3,291.1	5

Total invested assets	66,756.9	100%	68,811.3	100%

Cash and cash equivalents	2,371.8		4,177.2

Total invested assets and cash	$69,128.7		$72,988.5

 Investment Results

Net Investment Income

        The following table presents the yield and investment income, excluding net realized capital gains and losses, for our invested assets for the periods indicated. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period. The yields for available-for-sale fixed maturities and available-for-sale equity securities are calculated using amortized cost and cost, respectively. All other yields are calculated using carrying amounts.

	For the year ended December 31,						Increase (decrease)
	2013		2012		2011		2013 vs. 2012		2012 vs. 2011
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.9%	$2,343.8	5.1%	$2,485.0	5.5%	$2,660.9	(0.2)%	$(141.2)	(0.4)%	$(175.9)
Equity securities	4.5	27.4	3.5	15.2	3.1	14.9	1.0	12.2	0.4	0.3
Mortgage loans — commercial	5.3	541.2	5.7	559.6	5.9	558.7	(0.4)	(18.4)	(0.2)	0.9
Mortgage loans — residential	5.5	70.3	5.7	76.2	6.4	90.5	(0.2)	(5.9)	(0.7)	(14.3)
Real estate	5.0	61.2	6.3	71.4	6.9	74.2	(1.3)	(10.2)	(0.6)	(2.8)
Policy loans	5.8	49.9	6.1	53.7	6.5	58.2	(0.3)	(3.8)	(0.4)	(4.5)
Cash and cash equivalents	0.4	14.0	0.3	9.6	0.4	8.5	0.1	4.4	(0.1)	1.1
Other investments	3.4	106.8	2.1	65.4	(0.3)	(7.6)	1.3	41.4	2.4	73.0

Total before investment expenses	4.7	3,214.6	4.9	3,336.1	5.1	3,458.3	(0.2)	(121.5)	(0.2)	(122.2)
Investment expenses	(0.1)	(76.2)	(0.1)	(81.2)	(0.1)	(83.0)	—	5.0	—	1.8

Net investment income	4.6%	$3,138.4	4.8%	$3,254.9	5.0%	$3,375.3	(0.2)%	$(116.5)	(0.2)%	$(120.4)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        Net investment income decreased due to lower investment yields on our invested assets and cash in our U.S. operations and lower inflation-based investment returns on average invested assets and cash as a result of the weakening of the Latin American currencies against the U.S. dollar. These decreases were partially offset by the Cuprum acquisition and higher average invested assets in Chile.

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

Net Realized Capital Gains (Losses)

        The following table presents the contributors to net realized capital gains and losses for our invested assets for the years indicated.

	For the year ended December 31,			Increase (decrease)
				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(113.8)	$(118.2)	$(184.0)	$4.4	$65.8
Commercial mortgages — credit impairments	(3.7)	(11.0)	(18.7)	7.3	7.7
Other — credit impairments	(12.4)	(40.8)	(23.1)	28.4	(17.7)
Fixed maturities, available-for-sale and trading — non-credit	5.6	23.8	(4.8)	(18.2)	28.6
Derivatives and related hedge activities (2)	(124.4)	(38.0)	(22.4)	(86.4)	(15.6)
Other gains (losses)	23.5	298.3	130.7	(274.8)	167.6

Net realized capital gains (losses)	$(225.2)	$114.1	$(122.3)	$(339.3)	$236.4

(1)
Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, were a net gain of $2.1 million, $0.0 million and $9.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)
Includes fixed maturities, available-for-sale impairment-related net gains of $0.2 million, $0.0 million and $0.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, which were hedged by derivatives reflected in this line.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        Net realized capital losses on other — credit impairments decreased due to lower losses on residential mortgage loans as a result of improved market conditions.

        Net realized capital losses on derivatives and related hedge activities increased due to increased losses on GMWB embedded derivatives, including the spread reflecting our own creditworthiness, and related hedging instruments and losses versus gains on derivatives not designated as hedging instruments including interest rate swaps due to changes in interest rates and currency forwards and currency swaps due to changes in exchange rates.

        Other net realized capital gains decreased due to $184.3 million of net gains realized in the third quarter of 2012 related to the merger of Catalyst Health Solutions, Inc. and the subsequent disposition of our remaining interest in the surviving corporation. In addition, other net realized capital gains decreased due to increased foreign currency translation losses on cash held for the Cuprum acquisition that was completed in the first quarter 2013 and a 2013 realized loss resulting from the write-off of impaired corporate owned real estate. Additionally, gains on the sale of real estate and joint ventures in real estate decreased in 2013 versus 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to lower impairments on commercial mortgage-backed and other asset-backed securities as a result of improved market conditions.

        Net realized capital gains on fixed maturities, available-for-sale and trading non-credit increased as a result of higher gains on sales in 2012 versus 2011.

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

        Other net realized capital gains increased in 2012 due to $184.3 million of net gains related to the merger of Catalyst Health Solutions, Inc. and the subsequent disposition of our remaining interest in the surviving corporation. 2011 included a net realized capital gain of $70.9 million resulting from the sale of a portion of our interest in Catalyst Health Solutions, Inc. Additionally, gains on the sale of real estate and joint ventures in real estate increased in 2012 versus 2011.

U.S. Investment Operations

        Of our invested assets, $60,646.0 million were held by our U.S. operations as of December 31, 2013. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders' benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

  •
  credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest and

  •
  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

        Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of December 31, 2013, there are thirteen members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

        We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

        The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, was $768.0 million and 4.5%, respectively, as of December 31, 2013. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities — home equity with material prepayment risk was $4,155.1 million and 3.6%, respectively, as of December 31, 2013.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
New mortgages	49%	48%	2.8x	3.2x
Entire mortgage portfolio	50%	54%	2.5x	2.2x

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

	December 31, 2013		December 31, 2012
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$30,638.2	51%	$32,437.5	52%
Private	15,319.3	25	15,429.8	25
Equity securities	272.3	—	263.2	—
Mortgage loans:
Commercial	10,253.8	17	10,167.7	16
Residential	565.4	1	657.7	1
Real estate held for sale	179.5	—	80.0	—
Real estate held for investment	1,086.9	2	1,092.5	2
Policy loans	834.9	1	838.2	1
Other investments	1,495.7	3	1,847.4	3

Total invested assets	60,646.0	100%	62,814.0	100%

Cash and cash equivalents	2,266.8		4,071.8

Total invested assets and cash	$62,912.8		$66,885.8

Fixed Maturities

        Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred securities. Included in the privately placed category as of December 31, 2013 and December 31, 2012, were $10.3 billion and $9.9 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

        Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	December 31, 2013		December 31, 2012
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$780.5	2%	$953.7	2%
States and political subdivisions	3,796.0	8	3,327.8	7
Non-U.S. governments	523.6	1	663.4	1
Corporate — public	16,882.6	37	18,718.2	39
Corporate — private	12,483.5	27	12,808.6	27
Residential mortgage-backed pass-through securities	2,871.1	6	3,277.4	7
Commercial mortgage-backed securities	4,028.2	9	3,900.2	8
Residential collateralized mortgage obligations	992.1	2	1,115.3	2
Asset-backed securities	3,599.9	8	3,102.7	7

Total fixed maturities	$45,957.5	100%	$47,867.3	100%

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

        The international exposure held in our U.S. operation's fixed maturities portfolio was 26% of total fixed maturities as of December 31, 2013, and 27% as of December 31, 2012. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation's fixed maturities portfolio for the periods indicated.

	December 31, 2013	December 31, 2012
	(in millions)
European Union, excluding UK	$3,925.1	$4,415.8
United Kingdom	2,656.1	2,663.6
Asia-Pacific	1,542.9	1,390.7
Australia/New Zealand	1,285.3	1,383.8
Europe, non EU	1,042.8	1,126.0
Latin America	951.0	886.3
Middle East and Africa	411.6	505.4
Other (1)	241.3	352.4

Total	$12,056.1	$12,724.0

(1)
Includes exposure from 1 country and various supranational organizations as of both December 31, 2013, and December 31, 2012.

        International fixed maturities are determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2013 and December 31, 2012, our investments in Canada totaled $1,486.5 million and $1,819.0 million, respectively.

        Economic and fiscal conditions in select European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to cause credit concerns particularly to financial institutions and banks with exposure to the European periphery region. Our exposure to the region within our U.S. investment operations fixed maturities portfolio is modest and manageable, representing 2.0% and 2.2% of total fixed maturities as of December 31, 2013 and December 31, 2012, respectively. Additionally, we did not hold any sovereign debt issuances of the selected countries and had not bought or sold credit protection on sovereign issuances as of December 31, 2013 and December 31, 2012.

        The fixed maturities within our U.S. operations portfolio with exposure to the region are primarily corporate credit issuances of large multinational companies where the majority of revenues are coming from outside the country where the parent company is domiciled. Our experience indicates multinational companies have demonstrated better market price performance and credit ratings stability. As of December 31, 2013, 92% of our total portfolio exposure consists of investment grade bonds with an average price of 104 (carrying value/amortized cost) and a weighted average time to maturity of 5 years.

        The following table presents the carrying amount of our European periphery zone fixed maturities exposure for the periods indicated:

	December 31, 2013
Select European Exposure	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$41.9	$45.9	$—	$129.2	$217.0
Non-financial institutions	—	300.1	159.1	20.6	242.8	722.6

Total	$—	$342.0	$205.0	$20.6	$372.0	$939.6

	December 31, 2012
Select European Exposure	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$59.9	$44.4	$—	$138.5	$242.8
Non-financial institutions	—	270.5	225.7	26.7	278.1	801.0

Total	$—	$330.4	$270.1	$26.7	$416.6	$1,043.8

        For further details on our International investment operations exposure to these European countries, see "International Investment Operations — Fixed Maturities Exposure."

        Fixed Maturities Credit Concentrations.    One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of December 31, 2013.

Amortized cost
(in millions)
General Electric Co.	$207.1
AT&T Inc.	180.0
Berkshire Hathaway Inc.	162.5
Duke Energy Corp.	152.4
JPMorgan Chase & Co.	148.8
Wells Fargo & Co.	148.6
Prudential Financial Inc.	142.7
Republic of Korea	142.4
Verizon Communications Inc.	142.1
Merck & Co Inc.	137.9

Total top ten exposures	$1,564.5

        Fixed Maturities Valuation and Credit Quality.    Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements" for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. Investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the "watch list" are periodically analyzed by investment analysts or analysts that focus on troubled securities ("Workout Group").

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

		December 31, 2013			December 31, 2012
NAIC Rating	Rating Agency Equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	AAA/AA/A	$27,137.0	$28,096.1	61%	$26,880.3	$28,943.8	60%
2	BBB	13,808.3	14,587.8	32	14,331.8	15,596.0	33
3	BB	2,439.9	2,444.0	5	2,416.0	2,330.1	5
4	B	554.6	512.6	1	677.2	615.7	1
5	CCC and lower	216.4	179.7	1	335.9	254.7	1
6	In or near default	217.3	137.3	—	259.2	127.0	—

	Total fixed maturities	$44,373.5	$45,957.5	100%	$44,900.4	$47,867.3	100%

        Fixed maturities include 15 securities with an amortized cost of $148.2 million, gross gains of $2.6 million, gross losses of $4.4 million and a carrying amount of $146.4 million as of December 31, 2013, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

        Commercial Mortgage-Backed Securities and Home Equity Asset-Backed Securities Portfolios.    As of December 31, 2013, based on amortized cost, 54% of our CMBS portfolio had ratings of A or higher and 36% was issued prior to 2005 and after 2008 and 8% of our ABS home equity portfolio had ratings of A or higher and 64% was issued prior to 2005.

        The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and year of issuance ("vintage") for our CMBS portfolio as of the periods indicated.

	December 31, 2013
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$19.2	$20.0	$10.0	$11.3	$0.7	$0.7	$27.8	$31.7	$72.4	$71.2	$130.1	$134.9
2004	29.4	29.7	61.6	63.2	43.1	44.3	31.6	33.2	71.1	63.4	236.8	233.8
2005	306.8	321.2	52.1	55.6	39.2	40.2	116.1	118.8	158.0	133.7	672.2	669.5
2006	99.7	104.4	27.5	29.1	67.5	72.1	128.4	134.4	131.8	111.8	454.9	451.8
2007	67.7	70.3	73.8	83.1	141.4	156.2	225.3	245.0	848.8	732.3	1,357.0	1,286.9
2008	10.9	11.4	43.6	49.0	—	—	18.4	19.2	67.3	72.1	140.2	151.7
2009	81.5	85.5	74.3	77.9	18.6	19.7	—	—	—	—	174.4	183.1
2010	63.7	69.6	56.1	57.6	—	—	—	—	—	—	119.8	127.2
2011	98.7	99.1	119.4	119.7	—	—	—	—	—	—	218.1	218.8
2012	220.7	219.2	152.3	151.7	—	—	—	—	—	—	373.0	370.9
2013	141.7	138.8	61.6	60.8	—	—	—	—	—	—	203.3	199.6

Total (1)	$1,140.0	$1,169.2	$732.3	$759.0	$310.5	$333.2	$547.6	$582.3	$1,349.4	$1,184.5	$4,079.8	$4,028.2

(1)
The CMBS portfolio included agency CMBS with a $421.6 million amortized cost and a $423.1 million carrying amount.

	December 31, 2012
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$40.8	$41.7	$24.1	$24.3	$37.7	$38.2	$60.5	$61.4	$118.2	$98.2	$281.3	$263.8
2004	73.2	76.3	56.9	59.5	49.2	48.1	31.2	26.5	97.0	71.5	307.5	281.9
2005	345.0	373.2	47.3	51.7	39.6	39.1	91.7	88.8	211.7	140.0	735.3	692.8
2006	124.2	132.1	30.7	32.4	72.9	79.2	93.7	101.8	160.8	110.6	482.3	456.1
2007	117.1	118.4	59.5	69.9	158.6	181.2	231.7	261.6	758.4	544.8	1,325.3	1,175.9
2008	11.2	12.2	43.5	52.3	—	—	23.4	26.0	31.5	32.6	109.6	123.1
2009	92.3	101.2	100.5	108.1	—	—	—	—	—	—	192.8	209.3
2010	64.1	73.1	65.1	68.9	—	—	—	—	—	—	129.2	142.0
2011	97.5	100.6	122.2	128.3	—	—	—	—	—	—	219.7	228.9
2012	157.7	163.2	156.9	163.2	—	—	—	—	—	—	314.6	326.4

Total (1)	$1,123.1	$1,192.0	$706.7	$758.6	$358.0	$385.8	$532.2	$566.1	$1,377.6	$997.7	$4,097.6	$3,900.2

(1)
The CMBS portfolio included agency CMBS with a $403.8 million amortized cost and a $423.0 million carrying amount.

        The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and vintage for our ABS home equity portfolio supported by subprime first lien mortgages as of the periods indicated.

	December 31, 2013
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$0.7	$0.7	$4.6	$4.9	$5.7	$5.9	$23.6	$23.8	$119.4	$114.0	$154.0	$149.3
2004	—	—	—	—	13.6	14.0	10.7	10.8	42.1	40.6	66.4	65.4
2005	—	—	—	—	3.1	3.1	—	—	70.8	68.1	73.9	71.2
2006	—	—	—	—	—	—	—	—	12.9	12.8	12.9	12.8
2007	—	—	—	—	—	—	—	—	37.6	36.5	37.6	36.5

Total	$0.7	$0.7	$4.6	$4.9	$22.4	$23.0	$34.3	$34.6	$282.8	$272.0	$344.8	$335.2

	December 31, 2012
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$2.0	$2.0	$4.8	$5.0	$5.7	$5.8	$21.6	$21.5	$141.4	$127.8	$175.5	$162.1
2004	—	—	—	—	5.9	5.7	19.4	19.2	44.9	40.2	70.2	65.1
2005	—	—	—	—	3.0	3.1	—	—	71.4	58.0	74.4	61.1
2006	—	—	—	—	—	—	—	—	13.8	12.6	13.8	12.6
2007	—	—	—	—	—	—	—	—	37.2	32.9	37.2	32.9

Total	$2.0	$2.0	$4.8	$5.0	$14.6	$14.6	$41.0	$40.7	$308.7	$271.5	$371.1	$333.8

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

	December 31, 2013	December 31, 2012
	($ in millions)
Total fixed maturities (public and private)	$45,957.5	$47,867.3

Problem fixed maturities (1)	$417.1	$385.8
Potential problem fixed maturities	157.0	204.6
Restructured problem fixed maturities	—	15.2

Total problem, potential problem and restructured fixed maturities	$574.1	$605.6

Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	1.25%	1.27%

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

        The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $111.8 million, $118.2 million and $186.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Fixed Maturities Available-for-Sale

        The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,053.6	$172.5	$113.7	$4,112.4
Finance — Brokerage	233.0	15.4	1.2	247.2
Finance — Finance Companies	159.2	9.3	—	168.5
Finance — Financial Other	496.4	56.6	1.1	551.9
Finance — Insurance	2,432.8	193.3	7.7	2,618.4
Finance — REITS	861.9	45.9	7.0	900.8
Industrial — Basic Industry	1,539.9	80.2	14.4	1,605.7
Industrial — Capital Goods	1,612.2	119.4	5.4	1,726.2
Industrial — Communications	2,043.4	153.1	13.7	2,182.8
Industrial — Consumer Cyclical	1,591.3	110.7	6.9	1,695.1
Industrial — Consumer Non-Cyclical	3,117.2	189.0	17.2	3,289.0
Industrial — Energy	1,912.6	162.3	10.1	2,064.8
Industrial — Other	382.7	20.8	1.6	401.9
Industrial — Technology	995.9	47.6	5.1	1,038.4
Industrial — Transportation	829.5	41.7	8.6	862.6
Utility — Electric	2,731.9	178.2	34.6	2,875.5
Utility — Natural Gas	1,171.6	82.8	14.6	1,239.8
Utility — Other	281.0	18.7	1.8	297.9
Government guaranteed	1,269.9	113.7	6.8	1,376.8

Total corporate securities	27,716.0	1,811.2	271.5	29,255.7
Residential mortgage-backed pass-through securities	2,779.2	91.1	46.7	2,823.6
Commercial mortgage-backed securities	4,078.0	170.6	222.2	4,026.4
Residential collateralized mortgage obligations	983.6	19.2	10.7	992.1
Asset-backed securities — Home equity (1)	344.8	12.0	21.6	335.2
Asset-backed securities — All other	2,829.1	20.6	9.2	2,840.5
Collateralized debt obligations — Credit	54.5	—	31.1	23.4
Collateralized debt obligations — CMBS	36.7	2.7	2.0	37.4
Collateralized debt obligations — Loans	300.7	3.3	1.4	302.6

Total mortgage-backed and other asset-backed securities	11,406.6	319.5	344.9	11,381.2
U.S. government and agencies	818.2	12.7	50.4	780.5
States and political subdivisions	3,622.8	120.9	85.7	3,658.0
Non-U.S. governments	451.4	73.3	1.1	523.6

Total fixed maturities, available-for-sale	$44,015.0	$2,337.6	$753.6	$45,599.0

(1)
This exposure is all related to sub-prime mortgage loans.

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,243.6	$219.9	$234.1	$4,229.4
Finance — Brokerage	377.2	31.0	1.1	407.1
Finance — Finance Companies	173.7	12.2	—	185.9
Finance — Financial Other	519.5	79.9	—	599.4
Finance — Insurance	2,748.2	280.2	11.0	3,017.4
Finance — REITS	982.8	66.3	4.1	1,045.0
Industrial — Basic Industry	1,589.0	149.7	1.0	1,737.7
Industrial — Capital Goods	2,012.7	188.1	0.6	2,200.2
Industrial — Communications	2,025.7	242.2	1.9	2,266.0
Industrial — Consumer Cyclical	1,551.0	174.1	2.9	1,722.2
Industrial — Consumer Non-Cyclical	3,303.0	332.5	1.4	3,634.1
Industrial — Energy	1,985.7	296.9	1.6	2,281.0
Industrial — Other	477.8	38.2	—	516.0
Industrial — Technology	904.8	66.4	0.4	970.8
Industrial — Transportation	730.2	64.4	0.7	793.9
Utility — Electric	2,739.5	310.6	12.1	3,038.0
Utility — Natural Gas	1,033.7	136.4	0.9	1,169.2
Utility — Other	291.1	34.1	—	325.2
Government guaranteed	1,126.7	152.8	1.6	1,277.9

Total corporate securities	28,815.9	2,875.9	275.4	31,416.4
Residential mortgage-backed pass-through securities	2,997.8	202.3	0.4	3,199.7
Commercial mortgage-backed securities	4,094.8	241.7	439.1	3,897.4
Residential collateralized mortgage obligations	1,091.9	31.2	8.9	1,114.2
Asset-backed securities — Home equity (1)	371.1	4.7	42.0	333.8
Asset-backed securities — All other	2,293.9	37.6	0.3	2,331.2
Collateralized debt obligations — Credit	79.3	—	40.0	39.3
Collateralized debt obligations — CMBS	92.2	3.4	15.1	80.5
Collateralized debt obligations — Loans	242.3	3.6	1.1	244.8
Collateralized debt obligations — ABS	15.0	—	0.4	14.6

Total mortgage-backed and other asset-backed securities	11,278.3	524.5	547.3	11,255.5
U.S. government and agencies	911.4	33.2	0.3	944.3
States and political subdivisions	2,940.4	241.1	2.7	3,178.8
Non-U.S. governments	545.5	117.9	—	663.4

Total fixed maturities, available-for-sale	$44,491.5	$3,792.6	$825.7	$47,458.4

(1)
This exposure is all related to sub-prime mortgage loans.

        Of the $753.6 million in gross unrealized losses as of December 31, 2013, there were $2.6 million in losses attributed to securities scheduled to mature in one year or less, $25.9 million attributed to securities scheduled to mature between one to five years, $94.8 million attributed to securities scheduled to mature between five to ten years, $285.4 million attributed to securities scheduled to mature after ten years and $344.9 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2013, we were in a $1,584.0 million net unrealized gain position as compared to a $2,966.9 million net unrealized gain position as of December 31, 2012. The $1,382.9 million decrease in net unrealized gains for the year ended December 31, 2013, can primarily be attributed to an approximate 79 basis points increase in interest rates.

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

	December 31, 2013				December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$27,611.6	$1,560.3	$377.6	$28,794.3	$28,273.4	$2,604.1	$198.9	$30,678.6
Private	13,023.7	666.8	110.9	13,579.6	12,684.2	1,065.2	142.7	13,606.7
Below investment grade:
Public	1,744.3	54.7	141.9	1,657.1	1,723.1	55.2	258.8	1,519.5
Private	1,635.4	55.8	123.2	1,568.0	1,810.8	68.1	225.3	1,653.6

Total fixed maturities, available-for-sale	$44,015.0	$2,337.6	$753.6	$45,599.0	$44,491.5	$3,792.6	$825.7	$47,458.4

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	December 31, 2013
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,047.4	$19.5	$983.5	$9.0	$3,030.9	$28.5
Greater than three to six months	190.6	4.1	230.5	6.0	421.1	10.1
Greater than six to nine months	3,605.4	227.0	1,222.5	52.8	4,827.9	279.8
Greater than nine to twelve months	172.7	13.2	54.8	2.9	227.5	16.1
Greater than twelve to twenty-four months	187.0	19.8	39.3	3.0	226.3	22.8
Greater than twenty-four to thirty-six months	39.2	2.7	42.8	1.0	82.0	3.7
Greater than thirty-six months	523.2	91.3	286.9	36.2	810.1	127.5

Total fixed maturities, available-for-sale	$6,765.5	$377.6	$2,860.3	$110.9	$9,625.8	$488.5

	December 31, 2012
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$646.6	$3.7	$227.1	$1.5	$873.7	$5.2
Greater than three to six months	148.4	2.1	31.8	0.4	180.2	2.5
Greater than six to nine months	21.3	0.3	50.6	0.6	71.9	0.9
Greater than nine to twelve months	34.6	1.0	7.1	0.1	41.7	1.1
Greater than twelve to twenty-four months	205.8	17.7	167.6	10.0	373.4	27.7
Greater than twenty-four to thirty-six months	72.2	8.8	41.9	0.9	114.1	9.7
Greater than thirty-six months	811.6	165.3	706.9	129.2	1,518.5	294.5

Total fixed maturities, available-for-sale	$1,940.5	$198.9	$1,233.0	$142.7	$3,173.5	$341.6

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	December 31, 2013
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$157.6	$2.3	$103.8	$2.7	$261.4	$5.0
Greater than three to six months	23.2	0.8	50.5	0.4	73.7	1.2
Greater than six to nine months	79.6	2.2	104.0	4.4	183.6	6.6
Greater than nine to twelve months	—	0.1	19.4	0.4	19.4	0.5
Greater than twelve to twenty-four months	—	—	12.4	1.4	12.4	1.4
Greater than twenty-four to thirty-six months	41.8	2.8	12.5	3.3	54.3	6.1
Greater than thirty-six months	452.5	133.7	275.5	110.6	728.0	244.3

Total fixed maturities, available-for-sale	$754.7	$141.9	$578.1	$123.2	$1,332.8	$265.1

	December 31, 2012
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$32.9	$0.4	$47.6	$0.8	$80.5	$1.2
Greater than three to six months	7.5	0.1	76.1	1.6	83.6	1.7
Greater than six to nine months	11.0	1.2	17.1	1.4	28.1	2.6
Greater than nine to twelve months	—	—	26.7	1.6	26.7	1.6
Greater than twelve to twenty-four months	17.7	5.1	33.5	2.8	51.2	7.9
Greater than twenty-four to thirty-six months	6.8	0.3	12.4	8.4	19.2	8.7
Greater than thirty-six months	556.2	251.7	400.4	208.7	956.6	460.4

Total fixed maturities, available-for-sale	$632.1	$258.8	$613.8	$225.3	$1,245.9	$484.1

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	December 31, 2013
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$0.7	$0.2	$28.3	$9.3	$29.0	$9.5
Greater than three to six months	—	—	4.1	1.6	4.1	1.6
Greater than six to nine months	13.3	4.1	1.4	0.9	14.7	5.0
Greater than nine to twelve months	—	—	5.0	1.9	5.0	1.9
Greater than twelve months	127.7	169.7	271.3	108.6	399.0	278.3

Total fixed maturities, available-for-sale	$141.7	$174.0	$310.1	$122.3	$451.8	$296.3

	December 31, 2012
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$7.7	$2.4	$7.7	$2.4
Greater than three to six months	—	—	1.1	0.7	1.1	0.7
Greater than six to nine months	—	—	0.4	0.3	0.4	0.3
Greater than nine to twelve months	3.0	2.5	17.6	5.7	20.6	8.2
Greater than twelve months	194.1	269.0	457.0	379.5	651.1	648.5

Total fixed maturities, available-for-sale	$197.1	$271.5	$483.8	$388.6	$680.9	$660.1

Mortgage Loans

        Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $10,253.8 million and $10,167.7 million as of December 31, 2013 and December 31, 2012, respectively. The carrying amount of our residential mortgage loan portfolio was $565.4 million and $657.7 million as of December 31, 2013 and December 31, 2012, respectively.

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

        Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 21% and 20% of our commercial mortgage loan portfolio as of December 31, 2013 and December 31, 2012, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

        The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of December 31, 2013 and December 31, 2012, the total number of commercial mortgage loans outstanding was 953 and 977, of which 66% and 68% were for loans with principal balances less than $10 million, respectively. The average loan size of our commercial mortgage portfolio was $10.8 million and $10.4 million as of December 31, 2013 and December 31, 2012, respectively.

        Commercial Mortgage Loan Credit Monitoring.    For further details on monitoring and management of our commercial mortgage loan portfolio, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Investments — Mortgage Loan Credit Monitoring."

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

	December 31, 2013	December 31, 2012
	($ in millions)
Total commercial mortgages	$10,253.8	$10,167.7

Problem commercial mortgages (1)	$30.8	$40.1
Potential problem commercial mortgages	34.0	177.6
Restructured problem commercial mortgages	25.0	—

Total problem, potential problem and restructured commercial mortgages	$89.8	$217.7

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	0.88%	2.14%

(1)
Includes $8.0 million of commercial mortgage loans in foreclosure as of December 31, 2013.

        Commercial Mortgage Loan Valuation Allowance.    The valuation allowance for commercial mortgage loans includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar risk characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss may occur. For further details on the commercial mortgage valuation allowance, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Investments — Mortgage Loan Valuation Allowance."

        The valuation allowance decreased $23.1 million for the year ended December 31, 2013, and decreased $13.0 million for the year ended December 31, 2012. The decrease in the level of valuation allowance during 2013 and 2012 was related to the same market factors as those causing the decrease in the level of problem, potential problem and restructured commercial mortgages for the year ended December 31, 2013.

        The following table represents our commercial mortgage valuation allowance for the periods indicated.

	December 31, 2013	December 31, 2012
	($ in millions)
Balance, beginning of period	$51.8	$64.8
Provision	4.1	13.5
Charge-offs	(28.0)	(26.7)
Recoveries	0.8	0.2

Balance, end of period	$28.7	$51.8

Valuation allowance as % of carrying value before reserves	0.28%	0.51%

        Residential Mortgage Loans.    The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $394.9 million and $495.7 million and first lien mortgages with an amortized cost of $210.8 million and $206.4 million as of December 31, 2013 and December 31, 2012, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $23.8 million and $32.3 million as of December 31, 2013 and December 31, 2012, respectively.

        We establish the residential mortgage loan valuation allowance at levels considered adequate to absorb estimated probable losses within the portfolio based on management's evaluation of the size and current risk characteristics of the portfolio. Such evaluation considers numerous factors, including, but not limited to net charge-off trends, loss forecasts, collateral values, geographic location, borrower credit scores, delinquency rates, industry condition and economic trends. The changes in the valuation allowance are reported in net realized capital gains (losses) on our consolidated statements of operations.

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

	December 31, 2013	December 31, 2012
	($ in millions)
Balance, beginning of period	$44.4	$36.0
Provision	11.1	39.9
Charge-offs	(18.3)	(35.1)
Recoveries	3.1	3.6

Balance, end of period	$40.3	$44.4

Valuation allowance as % of carrying value before reserves	6.7%	6.3%

Real Estate

        Real estate consists primarily of commercial equity real estate. As of December 31, 2013 and December 31, 2012, the carrying amount of our equity real estate investment was $1,266.4 million, or 2%, and $1,172.5 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

        Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale." Real estate held for investment totaled $1,086.9 million and $1,092.5 million as of December 31, 2013 and December 31, 2012, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. For the year ended December 31, 2013 and 2012, there were no such impairment adjustments.

        The carrying amount of real estate held for sale was $179.5 million and $80.0 million as of December 31, 2013 and December 31, 2012, respectively. There were no valuation allowances as of December 31, 2013 or December 31, 2012. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

        We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

        Equity real estate is distributed across geographic regions of the country with 76% of the concentration in the Pacific, West South Central, and South Atlantic regions of the United States as of December 31, 2013. By property type, there is a concentration in office that represented approximately 42% of the equity real estate portfolio as of December 31, 2013.

Other Investments

        Our other investments totaled $1,495.7 million as of December 31, 2013, compared to $1,847.4 million as of December 31, 2012. Derivative assets accounted for $651.1 million and $996.0 million in other investments as of December 31, 2013 and December 31, 2012, respectively. The remaining invested assets include equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners.

International Investment Operations

        Of our invested assets, $6,110.9 million were held by our Principal International segment as of December 31, 2013. The assets are managed by either our Principal Global Investors segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets as of December 31, 2013 and December 31, 2012, was fixed maturities. The following table excludes invested assets of the separate accounts.

	December 31, 2013		December 31, 2012
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$3,361.5	55%	$3,698.7	62%
Private	1.2	—	—	—
Equity securities	555.1	9	126.1	2
Mortgage loans:
Commercial	45.2	1	15.6	—
Residential	669.2	11	678.7	11
Real estate held for sale	2.8	—	7.0	—
Real estate held for investment	2.4	—	0.8	—
Policy loans	24.8	—	26.7	1
Other investments:
Investment in equity method subsidiaries	646.3	11	718.0	12
Direct financing leases	720.2	12	655.1	11
Derivative assets and other short-term investments	82.2	1	70.6	1

Total invested assets	6,110.9	100%	5,997.3	100%

Cash and cash equivalents	105.0		105.4

Total invested assets and cash	$6,215.9		$6,102.7

        Regulations in certain locations require mandatory investment in the funds we manage. These mandatory required investments are classified as equity securities, trading within our consolidated statement of financial position, with all mark-to-market changes reflected in net investment income. Per Chilean regulation, in order to offer its pension products, Cuprum is required to hold a 1% investment ("encaje") in each of the five funds it manages for its clients. Cuprum's investment in the encaje is dictated by client activity and all investment performance from encaje is retained by Cuprum. We acquired $340.5 million of encaje assets in conjunction with our February 4, 2013, acquisition of Cuprum.

Fixed Maturities Exposure

        Economic and fiscal conditions in select European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to cause credit concerns particularly to financial institutions and banks with exposure to the European periphery region. Our exposure to the region within our International investment operations fixed maturities portfolio is manageable, representing 5.8% and 6.2% of our total International invested assets as of December 31, 2013 and December 31, 2012, respectively. Portfolio holdings with exposure to this region consist of fixed maturities issued in the same countries as our International operations by local subsidiaries of the European parent. Nearly all of the exposure is to bonds issued in Chile. In addition, we did not hold any sovereign debt issuances of the selected countries and had not bought or sold credit protection on sovereign issuances as of December 31, 2013 and December 31, 2012.

        Financial sector exposure is to local subsidiary banks, subject to local capital requirements and banking regulation. The current financial exposure carries an average AA- local rating from S&P and the average time to maturity is 17 years. Non-financial sector exposure consists primarily of infrastructure bonds, which are backed by the project itself, often with minimum revenue guarantees from the government. The current non-financial exposure carries an average AA- local rating from S&P. The current Italian exposure has an average time to maturity of 14 years. In addition, the current Spanish exposure has an average time to maturity of 13 years. As of December 31, 2013, our total portfolio exposure had an average price of 107 (carrying value/amortized cost).

        The following table presents the carrying amount of our European periphery zone fixed maturities exposure for the periods indicated.

	December 31, 2013			December 31, 2012
Select European Exposure	Italy	Spain	Total	Italy	Spain	Total
	(in millions)
Non-Sovereign:
Financial institutions	$—	$215.5	$215.5	$—	$237.3	$237.3
Non-financial institutions	14.2	122.7	136.9	11.1	125.4	136.5

Total	$14.2	$338.2	$352.4	$11.1	$362.7	$373.8

        For further details on our U.S. investment operations exposure to these European countries, see "U.S. Investment Operations — Fixed Maturities."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposures and Risk Management

        Market risk is the risk we will incur losses due to adverse fluctuations in market rates and prices. Our primary market risk exposures are to interest rates, equity markets, foreign currency exchange rates, and credit risk. The active management of market risk is an integral part of our operations. We manage our overall market risk exposure within established risk tolerance ranges by using the following approaches:

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

  •
  During periods of sustained low interest rates, the interest rates that we earn on our assets may be lower than the rates assumed in pricing our insurance products, thereby reducing our profitability. If interest rates remain low over a sustained period of time, this may result in increases in our reserves and/or unlocking of our DAC asset and other actuarial balances.

  •
  During periods of rising interest rates, policy surrenders, withdrawals, and requests for policy loans may increase as customers seek to achieve higher returns. This may result in unlocking of our DAC and other actuarial balances. We may be required to sell assets to raise the cash necessary to respond to such surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.

  •
  For our long-term borrowings, we are exposed to interest rate risk at the time of maturity or early redemption, when we may be required to refinance our obligations.

  •
  We are exposed to interest rate risk based upon the discount rate assumption used for purposes of valuing our pension and other postretirement benefit obligations.

        An increase in market interest rates may cause the fair value of our financial assets to decline. The reduction in the fair value of our financial assets would be partly offset by a corresponding reduction in the fair value of our financial liabilities. The following tables show the net estimated potential loss in fair value at total company level from a hypothetical 100 basis point immediate, parallel increase in interest rates as of December 31, 2013, and December 31, 2012. Our selection of a 100 basis point immediate, parallel increase in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management's assessment of changing market conditions and available investment opportunities.

	As of December 31, 2013
	Notional	Asset (liability) fair value	Hypothetical fair value after +100 basis point parallel yield curve shift	Hypothetical changes in fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$48,757.1	$46,522.2	$(2,234.9)
Fixed maturities, trading		563.1	540.4	(22.7)
Mortgage loans		11,773.5	11,291.1	(482.4)
Policy loans		963.3	891.3	(72.0)
Equity securities, trading		416.5	400.4	(16.1)
Other investments		118.0	120.8	2.8
Financial liabilities with interest rate risk:
Investment-type insurance contracts		(30,100.0)	(29,274.0)	826.0
Long-term debt		(2,692.1)	(2,455.9)	236.2
Bank deposits		(1,951.1)	(1,941.7)	9.4
Derivatives with interest rate risk
Interest rate swaps	$20,570.8	(365.4)	(459.3)	(93.9)
Currency swaps	2,367.5	106.0	110.8	4.8
Equity options	1,719.7	(125.4)	(152.1)	(26.7)
Interest rate options	4,100.0	41.7	57.5	15.8
Swaptions	325.0	1.0	3.5	2.5
Interest rate futures	92.5	(1.1)	3.0	4.1

Net estimated potential loss in fair value				$(1,847.1)

	As of December 31, 2012
	Notional	Asset (liability) fair value	Hypothetical fair value after +100 basis point parallel yield curve shift	Hypothetical changes in fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$50,939.3	$48,651.7	$(2,287.6)
Fixed maturities, trading		626.7	600.6	(26.1)
Mortgage loans		12,163.7	11,686.6	(477.1)
Policy loans		1,056.8	985.9	(70.9)
Equity securities, trading		81.1	76.0	(5.1)
Other investments		119.8	117.7	(2.1)
Financial liabilities with interest rate risk:
Investment-type insurance contracts		(32,702.1)	(31,754.6)	947.5
Long-term debt		(2,951.4)	(2,671.6)	279.8
Bank deposits		(2,177.7)	(2,166.3)	11.4
Derivatives with interest rate risk
Interest rate swaps	$18,381.2	(296.1)	(377.2)	(81.1)
Currency swaps	3,454.1	102.2	101.3	(0.9)
Equity options	1,559.7	34.5	(1.7)	(36.2)
Interest rate options	500.0	48.5	19.2	(29.3)
Swaptions	325.0	0.7	2.6	1.9
Interest rate futures	82.0	—	2.6	2.6

Net estimated potential loss in fair value				$(1,773.2)

        The tables include only the portion of assets and liabilities that are interest rate sensitive. Separate account assets and liabilities, which are interest rate sensitive, are not included in the tables, as any interest rate risk is borne by the holder of the separate account. The fair value sensitivities of our U.S. operations' foreign financial assets and liabilities have been netted within the currency swaps line item due to fully hedging the foreign exposure.

        The tables above do not include approximately $29,426.9 million of liabilities relating to insurance contracts involving significant mortality or morbidity risk as of December 31, 2013 and $28,815.5 million as of December 31, 2012, which are not considered financial liabilities. We believe the interest rate sensitivities of these insurance liabilities would economically serve as a partial offset to the net interest rate risk of the financial assets and liabilities that are set forth in these tables.

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

        Our net estimated potential loss in fair value as of December 31, 2013, increased $73.9 million from December 31, 2012, primarily due to a slight increase in the duration of our financial assets and a slight decrease in the duration of our financial liabilities.

        The following table provides detail on the differences between the interest rates being credited to contractholders as of December 31, 2013, and the respective guaranteed minimum interest rates ("GMIRs"), broken down by GMIR level within the Retirement and Investor Services and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
	At GMIR	Up to 0.50% above GMIR	0.51% to 1.00% above GMIR	1.01% to 2.00% above GMIR	2.01% or more above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Investor Services
Up to 1.00%	$465.5	$670.1	$3,557.6	$808.4	$48.5	$5,550.1
1.01% - 2.00%	321.8	135.6	286.5	60.4	—	804.3
2.01% - 3.00%	8,659.6	72.9	235.1	308.8	1.6	9,278.0
3.01% - 4.00%	246.6	—	—	—	—	246.6

Subtotal	9,693.5	878.6	4,079.2	1,177.6	50.1	15,879.0
U.S. Insurance Solutions
Up to 1.00%	—	—	23.7	11.8	—	35.5
1.01% - 2.00%	259.0	—	105.1	50.9	6.4	421.4
2.01% - 3.00%	1,820.1	1,005.3	166.3	71.0	0.1	3,062.8
3.01% - 4.00%	1,426.8	21.6	16.3	44.1	6.4	1,515.2
4.01% - 5.00%	153.7	92.1	77.9	21.3	—	345.0

Subtotal	3,659.6	1,119.0	389.3	199.1	12.9	5,379.9

Total	$13,353.1	$1,997.6	$4,468.5	$1,376.7	$63.0	$21,258.9

Percentage of total	62.8%	9.4%	21.0%	6.5%	0.3%	100.0%

(1)
Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

        During periods of low or declining interest rates, our margin of investment income above our interest credited to our liabilities ("investment margins") may be negatively impacted. Assuming a hypothetical scenario where market interest rates immediately fall by 25 basis points from their December 31, 2013 levels and then remain unchanged thereafter, we estimate that the impact of such an environment could reduce our investment margins for our domestic business by approximately $2 million and $4 million pre-tax during the 12 months ending December 31, 2014 and 2015, respectively, compared to a scenario where market interest rates remain unchanged from their December 31, 2013 levels. This hypothetical scenario reflects only the impact related to the approximately $21 billion of in-force contracts with guaranteed minimum interest rates shown above, and does not reflect potential impacts on our DAC asset and other actuarial balances. In determining the potential impact, we have reflected the impact of potential changes in crediting rates to policyholders, limited by any restrictions on our ability to adjust crediting rates due to guaranteed minimum interest rates. Our estimates of future margins include the impact of expected premium payments, lapses, and withdrawals on existing policies, but they do not include the impact of new sales. Our selection of a 25 basis point immediate, parallel decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 25 basis point immediate, parallel decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events.

        We manage interest rate risk through the use of an integrated risk management framework that helps us identify, assess, monitor, report and manage our risks within established limits and risk tolerances. Our internal risk committees monitor and discuss our risk profile and identify necessary actions to mitigate impacts from interest rate risk.

        We also limit our exposure to interest rate risk through our business mix and strategy. We have intentionally limited our exposure to specific products where investment margins are critical to the product's profitability, and we continue to emphasize the sale of products that generate revenues in the form of fees for service or premiums for insurance coverage and expose us to minimal interest rate risk.

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

        We estimate that as of December 31, 2013, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2012. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

        For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $306.1 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2013, as compared to an estimated $184.2 million, or 10%, reduction as of December 31, 2012. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $24.2 million, or 11%, reduction in the operating earnings of our international operations for the year ended December 31, 2013, as compared to an estimated $17.5 million, or 11%, reduction for the year ended December 31, 2012. The Cuprum acquisition increased total net assets and earnings exposed to foreign currency risk compared to December 31, 2012.

        The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

        Use of Derivatives to Manage Foreign Currency Risk.    The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $1,425.0 million and $2,209.6 million as of December 31, 2013 and December 31, 2012, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $822.1 million and $1,164.0 million as of December 31, 2013 and December 31, 2012, respectively.

        With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our operations in Chile had currency swaps with a notional amount of $120.4 million and $80.5 million as of December 31, 2013 and December 31, 2012, respectively. Chile also utilized currency forwards with a notional amount of $247.4 million and $257.2 million as of December 31, 2013 and December 31, 2012, respectively.

        We used currency options with a notional amount of $1,400.0 million and currency forwards with a notional amount of $300.0 million as of December 31, 2012, to manage the foreign currency risk associated with a business combination. There were no hedges of business combinations outstanding at December 31, 2013. Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2013 or 2012.

 Equity Risk

        Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of December 31, 2013 and December 31, 2012, the fair value of our equity securities was $827.4 million and $389.3 million, respectively. The increase is primarily due to equity securities that we acquired as part of the Cuprum acquisition that was completed in first quarter 2013. As of December 31, 2013, we estimate that a 10% decline in the value of the equity securities would result in a decline in fair value of the equity securities of $82.7 million, as compared to a decline in fair value of the equity securities of $38.9 million as of December 31, 2012.

        We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred acquisition costs and other actuarial balances. We estimate that an immediate 10% decline in the S&P index, followed by a 2% per quarter increase would reduce our annual operating earnings by approximately 4% to 6%. For further discussion, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances."

        The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our exposure will change as a result of changes in our mix of business.

        We also have equity risk associated with (1) fixed deferred annuity and universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit ("GMDB") that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment-type contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans."

        Use of Derivatives to Manage Equity Risk.    We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product's profile. We economically hedge the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $365.9 million, $1,719.7 million, and $3,263.5 million, respectively, as of December 31, 2013, and notional amounts of $455.6 million, $1,539.7 million, and $2,904.8 million, respectively, as of December 31, 2012. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

        Use of Derivatives to Diversify or Hedge Credit Risk.    We purchase credit default swaps to hedge certain credit exposures in our investment portfolio and total return swaps and futures to hedge a portion of our investment portfolio from credit losses. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Derivative Financial Instruments" under the caption, "Credit Derivatives Sold."

        We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $334.3 million and $359.8 million, total return swaps of $90.0 million and $100.0 million, and futures of $9.1 million and $0.0 million as of December 31, 2013 and December 31, 2012, respectively. We had credit exposure through credit default swaps with a notional amount of $110.4 million and $110.4 million as of December 31, 2013 and December 31, 2012, respectively, by investing in various tranches of a synthetic collateralized debt obligation. In addition, we sold credit default swaps creating replicated assets with a notional amount of $708.5 million and $908.1 million as of December 31, 2013 and December 31, 2012, respectively.

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

  •
  implementing credit support annex (collateral) agreements ("CSAs") for over-the-counter derivative transactions or similar agreements with a majority of our counterparties to further limit counterparty exposures, which provide for netting of exposures;

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

        We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. For further information on derivative exposure, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Investments" under the caption, "Balance Sheet Offsetting." We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As a result of our management of counterparty risk and the collateralization of our derivative portfolio, any credit exposure to derivative counterparties is immaterial as of December 31, 2013.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited Principal Financial Group, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) ("the COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Principal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Principal Financial Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 12, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Principal Financial Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 12, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 12, 2014

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31, 2013	December 31, 2012
		(As adjusted)
	(in millions)
Assets
Fixed maturities, available-for-sale (2013 and 2012 include $272.0 million and $194.6 million related to consolidated variable interest entities)	$48,757.1	$50,939.3
Fixed maturities, trading (2013 and 2012 both include $110.4 million related to consolidated variable interest entities)	563.1	626.7
Equity securities, available-for-sale	110.5	136.5
Equity securities, trading (2013 includes $327.2 million related to consolidated variable interest entities)	716.9	252.8
Mortgage loans	11,533.6	11,519.7
Real estate	1,271.6	1,180.3
Policy loans	859.7	864.9
Other investments (2013 and 2012 include $68.1 million and $80.3 million related to consolidated variable interest entities and $142.9 million and $113.9 million measured at fair value under the fair value option)	2,944.4	3,291.1

Total investments	66,756.9	68,811.3
Cash and cash equivalents	2,371.8	4,177.2
Accrued investment income	532.1	584.4
Premiums due and other receivables	1,241.0	1,084.4
Deferred acquisition costs	3,077.0	2,590.0
Property and equipment	500.7	464.2
Goodwill	1,100.3	543.4
Other intangibles	1,459.0	914.7
Separate account assets (2013 includes $32,824.7 million related to consolidated variable interest entities)	130,018.4	81,653.8
Other assets	1,134.2	1,006.8

Total assets	$208,191.4	$161,830.2

Liabilities
Contractholder funds	$35,958.3	$37,786.5
Future policy benefits and claims	22,626.2	22,436.2
Other policyholder funds	758.9	716.4
Short-term debt	150.6	40.8
Long-term debt	2,601.4	2,671.3
Income taxes currently payable	5.2	15.3
Deferred income taxes	824.0	600.0
Separate account liabilities (2013 includes $32,824.7 million related to consolidated variable interest entities)	130,018.4	81,653.8
Other liabilities (2013 and 2012 include $342.4 million and $302.9 million related to consolidated variable interest entities, of which $104.9 million and $85.0 million are measured at fair value under the fair value option)	5,224.2	6,146.1

Total liabilities	198,167.2	152,066.4
Redeemable noncontrolling interest	247.2	60.4
Stockholders' equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2013 and 2012	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2013 and 2012	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 459.3 million and 453.5 million shares issued, and 295.2 million and 293.8 million shares outstanding in 2013 and 2012	4.6	4.5
Additional paid-in capital	9,798.9	9,730.9
Retained earnings	5,405.4	4,862.0
Accumulated other comprehensive income	183.2	640.3
Treasury stock, at cost (164.1 million and 159.7 million shares in 2013 and 2012)	(5,708.0)	(5,554.4)

Total stockholders' equity attributable to Principal Financial Group, Inc.	9,684.2	9,683.4
Noncontrolling interest	92.8	20.0

Total stockholders' equity	9,777.0	9,703.4

Total liabilities and stockholders' equity	$208,191.4	$161,830.2

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2013	2012	2011
		(As adjusted)	(As adjusted)
	(in millions, except per share data)
Revenues
Premiums and other considerations	$3,154.1	$3,219.4	$2,891.0
Fees and other revenues	3,222.2	2,626.7	2,526.7
Net investment income	3,138.4	3,254.9	3,375.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(109.2)	232.7	75.0
Total other-than-temporary impairment losses on available-for-sale securities	(91.5)	(135.9)	(147.6)
Other-than-temporary impairment losses on fixed maturities, available-for- sale reclassified to (from) other comprehensive income	(24.5)	17.3	(49.7)

Net impairment losses on available-for-sale securities	(116.0)	(118.6)	(197.3)

Net realized capital gains (losses)	(225.2)	114.1	(122.3)

Total revenues	9,289.5	9,215.1	8,670.7
Expenses
Benefits, claims and settlement expenses	4,683.6	5,123.9	4,616.6
Dividends to policyholders	189.0	197.7	210.2
Operating expenses	3,292.9	2,933.5	2,971.1

Total expenses	8,165.5	8,255.1	7,797.9

Income before income taxes	1,124.0	960.0	872.8
Income taxes	187.9	134.6	198.3

Net income	936.1	825.4	674.5
Net income attributable to noncontrolling interest	23.4	18.8	36.2

Net income attributable to Principal Financial Group, Inc.	912.7	806.6	638.3
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$879.7	$773.6	$605.3

Earnings per common share
Basic earnings per common share	$2.99	$2.60	$1.92

Diluted earnings per common share	$2.95	$2.58	$1.91

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
	2013	2012	2011
		(As adjusted)	(As adjusted)
	(in millions)
Net income	$936.1	$825.4	$674.5
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(540.2)	557.6	208.6
Noncredit component of impairment losses on fixed maturities, available-for-sale	6.9	(6.7)	31.0
Net unrealized gains (losses) on derivative instruments	(1.8)	(43.6)	23.6
Foreign currency translation adjustment	(269.4)	(9.8)	(130.9)
Net unrecognized postretirement benefit obligation	332.6	(127.4)	(172.9)

Other comprehensive income (loss)	(471.9)	370.1	(40.6)

Comprehensive income	464.2	1,195.5	633.9
Comprehensive income attributable to noncontrolling interest	8.6	20.0	35.7

Comprehensive income attributable to Principal Financial Group, Inc.	$455.6	$1,175.5	$598.2

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Noncontrolling interest	Total stockholders' equity
	(in millions)
Balances at January 1, 2011 (as adjusted)	$—	$0.1	$4.5	$9,564.0	$3,934.8	$311.5	$(4,725.3)	$157.2	$9,246.8
Common stock issued	—	—	—	25.9	—	—	—	—	25.9
Stock-based compensation and additional related tax benefits	—	—	—	46.8	(3.0)	—	—	—	43.8
Treasury stock acquired, common	—	—	—	—	—	—	(556.4)	—	(556.4)
Dividends to common stockholders	—	—	—	—	(213.7)	—	—	—	(213.7)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(9.8)	(9.8)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	174.6	174.6
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2.0)	—	—	—	(3.7)	(5.7)
Net income (excludes $0.2 million attributable to redeemable noncontrolling interest)	—	—	—	—	638.3	—	—	36.0	674.3
Other comprehensive loss	—	—	—	—	—	(40.1)	—	(0.5)	(40.6)

Balances at December 31, 2011 (as adjusted)	—	0.1	4.5	9,634.7	4,323.4	271.4	(5,281.7)	353.8	9,306.2
Common stock issued	—	—	—	28.9	—	—	—	—	28.9
Stock-based compensation and additional related tax benefits	—	—	—	67.3	(3.7)	—	—	—	63.6
Treasury stock acquired, common	—	—	—	—	—	—	(272.7)	—	(272.7)
Dividends to common stockholders	—	—	—	—	(231.3)	—	—	—	(231.3)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(10.7)	(10.7)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	13.1	13.1
Deconsolidation of certain variable interest entities	—	—	—	—	—	—	—	(353.2)	(353.2)
Net income (excludes $1.9 million attributable to redeemable noncontrolling interest)	—	—	—	—	806.6	—	—	16.9	823.5
Other comprehensive income (excludes $1.1 million attributable to redeemable noncontrolling interest)	—	—	—	—	—	368.9	—	0.1	369.0

Balances at December 31, 2012 (as adjusted)	—	0.1	4.5	9,730.9	4,862.0	640.3	(5,554.4)	20.0	9,703.4
Common stock issued	—	—	0.1	125.7	—	—	—	—	125.8
Stock-based compensation and additional related tax benefits	—	—	—	72.7	(4.6)	—	—	—	68.1
Treasury stock acquired, common	—	—	—	—	—	—	(153.6)	—	(153.6)
Dividends to common stockholders	—	—	—	—	(288.4)	—	—	—	(288.4)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2.0)	(2.0)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	115.3	115.3
Purchase of subsidiary shares from noncontrolling interest	—	—	—	1.4	—	—	—	(54.1)	(52.7)
Sale of subsidiary shares to noncontrolling interest	—	—	—	11.5	—	—	—	20.3	31.8
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(143.3)	(43.3)	—	—	(6.5)	(193.1)
Net income (excludes $13.6 million attributable to redeemable noncontrolling interest)	—	—	—	—	912.7	—	—	9.8	922.5
Other comprehensive loss (excludes $(4.8) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(457.1)	—	(10.0)	(467.1)

Balances at December 31, 2013	$—	$0.1	$4.6	$9,798.9	$5,405.4	$183.2	$(5,708.0)	$92.8	$9,777.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2013	2012	2011
		(As adjusted)	(As adjusted)
	(in millions)
Operating activities
Net income	$936.1	$825.4	$674.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	187.1	94.9	271.4
Additions to deferred acquisition costs	(447.0)	(428.9)	(344.4)
Accrued investment income	52.3	30.8	50.9
Net cash flows for trading securities	(76.0)	335.8	110.8
Premiums due and other receivables	(131.9)	70.6	(130.2)
Contractholder and policyholder liabilities and dividends	1,614.7	2,054.7	1,017.7
Current and deferred income taxes	211.7	18.4	17.8
Net realized capital (gains) losses	225.2	(114.1)	122.3
Depreciation and amortization expense	153.9	132.1	119.9
Mortgage loans held for sale, acquired or originated	—	(48.0)	(132.3)
Mortgage loans held for sale, sold or repaid, net of gain	0.2	90.0	82.0
Real estate acquired through operating activities	(107.2)	(46.4)	(37.4)
Real estate sold through operating activities	24.2	43.9	141.8
Stock-based compensation	68.5	63.8	43.4
Other	(490.6)	(42.2)	705.1

Net adjustments	1,285.1	2,255.4	2,038.8

Net cash provided by operating activities	2,221.2	3,080.8	2,713.3
Investing activities
Available-for-sale securities:
Purchases	(9,025.2)	(8,263.9)	(6,742.4)
Sales	1,919.1	1,303.7	980.7
Maturities	7,359.2	6,647.5	5,760.8
Mortgage loans acquired or originated	(2,192.9)	(2,538.4)	(1,484.9)
Mortgage loans sold or repaid	2,095.1	1,668.0	1,793.1
Real estate acquired	(85.6)	(151.8)	(129.9)
Net purchases of property and equipment	(59.4)	(38.9)	(56.9)
Purchase of interests in subsidiaries, net of cash acquired	(1,268.3)	(80.4)	(270.5)
Net change in other investments	31.7	(157.1)	(52.1)

Net cash used in investing activities	(1,226.3)	(1,611.3)	(202.1)
Financing activities
Issuance of common stock	125.8	28.9	25.9
Acquisition of treasury stock	(153.6)	(272.7)	(556.4)
Proceeds from financing element derivatives	47.0	51.8	75.9
Payments for financing element derivatives	(48.0)	(49.9)	(46.5)
Excess tax benefits from share-based payment arrangements	10.1	10.8	2.0
Purchase of subsidiary shares from noncontrolling interest	(52.9)	—	—
Sale of subsidiary shares to noncontrolling interest	31.8	—	—
Dividends to common stockholders	(288.4)	(231.3)	(213.7)
Dividends to preferred stockholders	(33.0)	(33.0)	(33.0)
Issuance of long-term debt	38.2	1,493.4	—
Principal repayments of long-term debt	(218.2)	(450.6)	(12.2)
Net proceeds from (repayments of) short-term borrowings	108.0	(68.8)	3.2
Investment contract deposits	6,716.3	6,900.4	6,302.1
Investment contract withdrawals	(8,852.7)	(7,522.6)	(7,079.0)
Net increase (decrease) in banking operation deposits	(225.7)	32.0	(18.5)
Other	(5.0)	(14.6)	(4.5)

Net cash used in financing activities	(2,800.3)	(126.2)	(1,554.7)

Net increase (decrease) in cash and cash equivalents	(1,805.4)	1,343.3	956.5
Cash and cash equivalents at beginning of period	4,177.2	2,833.9	1,877.4

Cash and cash equivalents at end of period	$2,371.8	$4,177.2	$2,833.9

Supplemental Information:
Cash paid for interest	$144.1	$127.7	$154.1
Cash paid for income taxes	$61.2	$82.7	$152.8

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

1. Nature of Operations and Significant Accounting Policies

Description of Business

        Principal Financial Group, Inc. ("PFG"), along with its consolidated subsidiaries, is a diversified financial services organization offering retirement services, insurance solutions and asset management in the U.S. and selected international markets.

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

        Reclassifications have been made to prior period financial statements to conform to the December 31, 2013, presentation.

Revisions of Previously Issued Financial Statements

        In conjunction with our first quarter 2013 acquisition of AFP Cuprum S.A. ("Cuprum") in Chile, we re-evaluated the accounting treatment for similar products offered in other foreign jurisdictions, including the AFORE retirement accumulation business in Mexico. As a result of this re-evaluation, we have concluded that the AFORE product, which was previously accounted for under Accounting Standards Codification 944, Financial Services — Insurance, should be accounted for as a long-term service contract, consistent with the accounting requirements for our recently acquired retirement accumulation business in Chile. The revision to the accounting treatment for the AFORE product in Mexico resulted in the following changes:

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

1. Nature of Operations and Significant Accounting Policies — (continued)

Principal Financial Group, Inc.
Consolidated Statements of Financial Position

	December 31, 2012
	As originally reported	As adjusted
	(in millions)
Assets
Fixed maturities, available-for-sale	$50,939.3	$50,939.3
Fixed maturities, trading	626.7	626.7
Equity securities, available-for-sale	136.5	136.5
Equity securities, trading	252.8	252.8
Mortgage loans	11,519.7	11,519.7
Real estate	1,180.3	1,180.3
Policy loans	864.9	864.9
Other investments	3,291.1	3,291.1

Total investments	68,811.3	68,811.3
Cash and cash equivalents	4,177.2	4,177.2
Accrued investment income	584.4	584.4
Premiums due and other receivables	1,084.4	1,084.4
Deferred acquisition costs	2,673.8	2,590.0
Property and equipment	464.2	464.2
Goodwill	543.4	543.4
Other intangibles	927.2	914.7
Separate account assets	81,653.8	81,653.8
Other assets	1,006.8	1,006.8

Total assets	$161,926.5	$161,830.2

Liabilities
Contractholder funds	$37,786.5	$37,786.5
Future policy benefits and claims	22,436.2	22,436.2
Other policyholder funds	716.4	716.4
Short-term debt	40.8	40.8
Long-term debt	2,671.3	2,671.3
Income taxes currently payable	15.3	15.3
Deferred income taxes	626.5	600.0
Separate account liabilities	81,653.8	81,653.8
Other liabilities	6,146.1	6,146.1

Total liabilities	152,092.9	152,066.4
Redeemable noncontrolling interest	60.4	60.4
Stockholders' equity
Series A preferred stock, par value	—	—
Series B preferred stock, par value	0.1	0.1
Common stock, par value	4.5	4.5
Additional paid-in capital	9,730.9	9,730.9
Retained earnings	4,940.2	4,862.0
Accumulated other comprehensive income	631.9	640.3
Treasury stock, at cost	(5,554.4)	(5,554.4)

Total stockholders' equity attributable to Principal Financial Group, Inc.	9,753.2	9,683.4
Noncontrolling interest	20.0	20.0

Total stockholders' equity	9,773.2	9,703.4

Total liabilities and stockholders' equity	$161,926.5	$161,830.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

1. Nature of Operations and Significant Accounting Policies — (continued)

Principal Financial Group, Inc.
Consolidated Statements of Operations

	For the year ended December 31, 2012		For the year ended December 31, 2011
	As originally reported	As adjusted	As originally reported	As adjusted
	(in millions, except per share data)
Revenues
Premiums and other considerations	$3,219.4	$3,219.4	$2,891.0	$2,891.0
Fees and other revenues	2,626.7	2,626.7	2,526.7	2,526.7
Net investment income	3,254.9	3,254.9	3,375.3	3,375.3
Net realized capital gains, excluding impairment losses on available-for-sale securities	232.7	232.7	75.0	75.0
Total other-than-temporary impairment losses on available-for- sale securities	(135.9)	(135.9)	(147.6)	(147.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	17.3	17.3	(49.7)	(49.7)

Net impairment losses on available-for-sale securities	(118.6)	(118.6)	(197.3)	(197.3)

Net realized capital gains (losses)	114.1	114.1	(122.3)	(122.3)

Total revenues	9,215.1	9,215.1	8,670.7	8,670.7
Expenses
Benefits, claims and settlement expenses	5,123.9	5,123.9	4,616.6	4,616.6
Dividends to policyholders	197.7	197.7	210.2	210.2
Operating expenses	2,934.1	2,933.5	2,950.8	2,971.1

Total expenses	8,255.7	8,255.1	7,777.6	7,797.9

Income before income taxes	959.4	960.0	893.1	872.8
Income taxes	134.7	134.6	204.2	198.3

Net income	824.7	825.4	688.9	674.5
Net income attributable to noncontrolling interest	18.8	18.8	36.2	36.2

Net income attributable to Principal Financial Group, Inc.	805.9	806.6	652.7	638.3
Preferred stock dividends	33.0	33.0	33.0	33.0

Net income available to common stockholders	$772.9	$773.6	$619.7	$605.3

Earnings per common share
Basic earnings per common share	$2.60	$2.60	$1.97	$1.92

Diluted earnings per common share	$2.57	$2.58	$1.95	$1.91

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

1. Nature of Operations and Significant Accounting Policies — (continued)

Principal Financial Group, Inc.
Consolidated Statements of Operations

	For the three months ended March 31, 2012		For the three months ended June 30, 2012		For the three months ended September 30, 2012		For the three months ended December 31, 2012
	As originally reported	As adjusted	As originally reported	As adjusted	As originally reported	As adjusted	As originally reported	As adjusted
	(in millions, except per share data)
Revenues
Premiums and other considerations	$679.8	$679.8	$681.3	$681.3	$1,158.2	$1,158.2	$700.1	$700.1
Fees and other revenues	598.0	598.0	636.1	636.1	675.0	675.0	717.6	717.6
Net investment income	824.8	824.8	801.0	801.0	783.8	783.8	845.3	845.3
Net realized capital gains, excluding impairment losses on available-for-sale securities	22.1	22.1	32.2	32.2	122.1	122.1	56.3	56.3
Total other-than-temporary impairment losses on available-for-sale securities	(33.7)	(33.7)	(49.1)	(49.1)	(43.6)	(43.6)	(9.5)	(9.5)
Other-than-temporary impairment losses on fixed maturities, available-for- sale reclassified to (from) other comprehensive income	4.9	4.9	17.1	17.1	9.2	9.2	(13.9)	(13.9)

Net impairment losses on available-for-sale securities	(28.8)	(28.8)	(32.0)	(32.0)	(34.4)	(34.4)	(23.4)	(23.4)

Net realized capital gains (losses)	(6.7)	(6.7)	0.2	0.2	87.7	87.7	32.9	32.9

Total revenues	2,095.9	2,095.9	2,118.6	2,118.6	2,704.7	2,704.7	2,295.9	2,295.9
Expenses
Benefits, claims and settlement expenses	1,212.5	1,212.5	1,110.0	1,110.0	1,647.0	1,647.0	1,154.4	1,154.4
Dividends to policyholders	50.3	50.3	49.5	49.5	49.7	49.7	48.2	48.2
Operating expenses	556.0	555.1	724.1	729.6	826.6	816.4	827.4	832.4

Total expenses	1,818.8	1,817.9	1,883.6	1,889.1	2,523.3	2,513.1	2,030.0	2,035.0

Income before income taxes	277.1	278.0	235.0	229.5	181.4	191.6	265.9	260.9
Income taxes (benefits)	58.2	56.7	50.9	50.9	(9.9)	(7.2)	35.5	34.2

Net income	218.9	221.3	184.1	178.6	191.3	198.8	230.4	226.7
Net income attributable to noncontrolling interest	9.2	9.2	2.7	2.7	3.4	3.4	3.5	3.5

Net income attributable to Principal Financial Group, Inc.	209.7	212.1	181.4	175.9	187.9	195.4	226.9	223.2
Preferred stock dividends	8.2	8.2	8.3	8.3	8.2	8.2	8.3	8.3

Net income available to common stockholders	$201.5	$203.9	$173.1	$167.6	$179.7	$187.2	$218.6	$214.9

Earnings per common share
Basic earnings per common share	$0.67	$0.68	$0.58	$0.56	$0.61	$0.64	$0.74	$0.72

Diluted earnings per common share	$0.66	$0.68	$0.58	$0.56	$0.60	$0.63	$0.74	$0.72

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

1. Nature of Operations and Significant Accounting Policies — (continued)

Principal Financial Group, Inc.
Consolidated Statements of Comprehensive Income

	For the year ended December 31, 2012		For the year ended December 31, 2011
	As originally reported	As adjusted	As originally reported	As adjusted
	(in millions)
Net income	$824.7	$825.4	$688.9	$674.5
Other comprehensive income (loss), net:
Net unrealized gains on available-for-sale securities	557.6	557.6	208.6	208.6
Noncredit component of impairment losses on fixed maturities, available-for-sale	(6.7)	(6.7)	31.0	31.0
Net unrealized gains (losses) on derivative instruments	(43.6)	(43.6)	23.6	23.6
Foreign currency translation adjustment	(4.8)	(9.8)	(139.5)	(130.9)
Net unrecognized postretirement benefit obligation	(127.4)	(127.4)	(172.9)	(172.9)

Other comprehensive income (loss)	375.1	370.1	(49.2)	(40.6)

Comprehensive income	1,199.8	1,195.5	639.7	633.9
Comprehensive income attributable to noncontrolling interest	20.0	20.0	35.7	35.7

Comprehensive income attributable to Principal Financial Group, Inc.	$1,179.8	$1,175.5	$604.0	$598.2

        Certain of the prior period line items in the consolidated statements of cash flows and stockholders' equity were immaterially affected by the revisions of previously issued financial statements. All of the line item changes in the consolidated statements of cash flows were included in the operating activities section and the changes in the consolidated statements of stockholders' equity have largely been addressed through the preceding disclosures.

Recent Accounting Pronouncements

        In January 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs. This guidance will be effective for us beginning January 1, 2015, and is not expected to have a material impact on our consolidated financial statements.

        Also, in January 2014, the FASB issued authoritative guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. This guidance will be effective for us beginning January 1, 2015, and is not expected to have a material impact on our consolidated financial statements.

        In July 2013, the FASB issued authoritative guidance that requires the liability related to certain unrecognized benefits to be offset against a deferred tax asset from operating loss carryforwards. This guidance will be effective for us beginning January 1, 2014, and is not expected to have a material impact on our consolidated financial statements.

        In June 2013, the FASB issued authoritative guidance that formalizes the definition of an investment company. This guidance will be effective for us beginning January 1, 2014, and is not expected to have a material impact on our consolidated financial statements.

        In March 2013, the FASB issued authoritative guidance that clarifies how the cumulative translation adjustment ("CTA") related to a parent's investment in a foreign entity should be released when certain transactions related to the foreign entity occur. This guidance will be effective prospectively for us beginning January 1, 2014, and is not expected to have a material impact on our consolidated financial statements.

        In February 2013, the FASB issued authoritative guidance that requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income ("AOCI"). Entities are required to disclose information regarding changes in AOCI balances by component and significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements. This guidance was effective for us beginning January 1, 2013, and did not have a material impact on our consolidated financial statements. This guidance did not impact the requirements for reporting of comprehensive income under FASB guidance issued in June 2011, which changed the presentation of comprehensive income in the financial statements. The guidance eliminated the presentation options contained in previous guidance and instead required entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that show the components of net income and other comprehensive income ("OCI"), including adjustments for items that are reclassified from OCI to net income. The guidance did not change the items that must be reported in OCI

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

1. Nature of Operations and Significant Accounting Policies — (continued)

or when an item of OCI must be reclassified to net income. This guidance was effective for us on January 1, 2012, and did not have a material impact on our consolidated financial statements. See Note 14, Stockholders' Equity, for further details.

        In January 2013 and December 2011, the FASB issued authoritative guidance related to balance sheet offsetting. The 2011 guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. The 2013 guidance clarified that the disclosure requirements would apply to derivative instruments, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. Both pieces of guidance were effective for us beginning January 1, 2013, with retrospective application required and did not have a material impact on our consolidated financial statements. See Note 5, Investments, for further details.

        In July 2012, the FASB issued authoritative guidance that amends how indefinite-lived intangible assets are tested for impairment. The amendments provide an option to perform a qualitative assessment to determine whether it is necessary to perform the annual fair value calculation impairment test. This new guidance was effective for our 2013 indefinite-lived intangible asset impairment testing and did not have a material impact on our consolidated financial statements.

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

        In June 2011, the FASB issued authoritative guidance that changes the presentation of comprehensive income in the financial statements. The new guidance eliminates the presentation options contained in current guidance and instead requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that show the components of net income and OCI, including adjustments for items that are reclassified from OCI to net income. The guidance does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. In December 2011, the FASB issued a final standard to defer the new requirement to present classification adjustments out of OCI to net income on the face of the financial statements. All other requirements contained in the original statement on comprehensive income are still effective. This guidance was effective for us on January 1, 2012, and did not have a material impact on our consolidated financial statements. The required disclosures are included in our consolidated financial statements. See Note 14, Stockholders' Equity, for further details.

        In May 2011, the FASB issued authoritative guidance that clarifies and changes fair value measurement and disclosure requirements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments but does not require additional fair value measurements. This guidance was effective for us on January 1, 2012, and did not have a material impact on our consolidated financial statements. See Note 15, Fair Value Measurements, for further details.

        In April 2011, the FASB issued authoritative guidance that modifies the criteria for determining when repurchase agreements would be accounted for as secured borrowings as opposed to sales. The guidance was effective for us on January 1, 2012, for new transfers and modifications to existing transactions and did not have a material impact on our consolidated financial statements.

        Also in April 2011, the FASB issued authoritative guidance which clarifies when creditors should classify a loan modification as a troubled debt restructuring ("TDR"). A TDR occurs when a creditor grants a concession to a debtor experiencing financial difficulties. Loans denoted as a TDR are considered impaired and are specifically reserved for when calculating the allowance for credit losses. This guidance also ended the indefinite deferral issued in January 2011 surrounding new disclosures on loans classified as a TDR required as part of the credit quality disclosures guidance issued in July 2010. This guidance was effective for us on July 1, 2011, and was applied retrospectively to restructurings occurring on or after January 1, 2011. This guidance did not have a material impact on our consolidated financial statements. See Note 5, Investments, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

1. Nature of Operations and Significant Accounting Policies — (continued)

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

        In July 2010, the FASB issued authoritative guidance that requires new and expanded disclosures related to the credit quality of financing receivables and the allowance for credit losses. Reporting entities are required to provide qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables. The disclosures are required to be presented on a disaggregated basis by portfolio segment and class of financing receivable. Disclosures required by the guidance that relate to the end of a reporting period were effective for us in our December 31, 2010, consolidated financial statements. Disclosures required by the guidance that relate to an activity that occurs during a reporting period were effective for us on January 1, 2011, and did not have a material impact on our consolidated financial statements. See Note 5, Investments, for further details.

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

        In January 2010, the FASB issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective for us on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which were effective for us on January 1, 2011. This guidance did not have a material impact on our consolidated financial statements. See Note 15, Fair Value Measurements, for further details.

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

  •
  the deferred acquisition costs ("DAC") and other actuarial balances where the amortization is based on estimated gross profits;

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

December 31, 2013

1. Nature of Operations and Significant Accounting Policies — (continued)

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

Investments

        Fixed maturities include bonds, asset-backed securities, redeemable preferred stock and certain nonredeemable preferred securities. Equity securities include mutual funds, common stock and nonredeemable preferred stock. We classify fixed maturities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 15, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders' equity, net of adjustments related to DAC, reinsurance assets or liabilities, sales inducements, unearned revenue reserves, policyholder liabilities, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to hedged portions of available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). We also have certain equity securities, trading that represent mandatory required investments and a minimal amount of assets within trading securities portfolios that support investment strategies that involve the active and frequent purchase and sale of fixed maturities. Mark-to-market adjustments related to these trading securities are reflected in net investment income.

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

        Real estate investments are reported at cost less accumulated depreciation. The initial cost basis of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost basis of the properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $182.3 million and $87.0 million as of December 31, 2013 and 2012, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

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

        Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

1. Nature of Operations and Significant Accounting Policies — (continued)

designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision and impairments of real estate held for investment. Investment gains and losses on sales of certain real estate held for sale that do not meet the criteria for classification as a discontinued operation, mark-to-market adjustments on certain equity securities, trading that represent mandatory required investments and mark-to-market adjustments on trading securities that support investment strategies that involve the active and frequent purchase and sale of fixed maturities are reported as net investment income and are excluded from net realized capital gains (losses).

        Policy loans and other investments, excluding investments in unconsolidated entities and commercial mortgage loans of consolidated VIEs for which the fair value option was elected, are primarily reported at cost.

Derivatives

        Overview.    Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivatives generally used by us include interest rate swaps, interest rate options, swaptions, currency swaps, currency forwards, currency options, equity options, futures, credit default swaps and total return swaps. Derivatives may be exchange traded, cleared through centralized clearinghouses, or contracted in the over-the-counter market without being cleared. Derivative positions are either assets or liabilities in the consolidated statements of financial position and are measured at fair value, generally by obtaining quoted market prices or through the use of pricing models. See Note 15, Fair Value Measurements, for policies related to the determination of fair value. Fair values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, and market volatility and liquidity.

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

December 31, 2013

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

Contractholder and Policyholder Liabilities

        Contractholder and policyholder liabilities (contractholder funds, future policy benefits and claims and other policyholder funds) include reserves for investment contracts and reserves for universal life, term life insurance, participating traditional individual life insurance, group life insurance, health insurance and disability income policies, as well as a provision for dividends on participating policies.

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

        Participating business represented approximately 12%, 13% and 15% of our life insurance in force and 43%, 47% and 50% of the number of life insurance policies in force at December 31, 2013, 2012 and 2011, respectively. Participating business represented approximately 40%, 43% and 47% of life insurance premiums for the years ended December 31, 2013, 2012 and 2011, respectively. The amount of dividends to policyholders is declared annually by Principal Life's

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

1. Nature of Operations and Significant Accounting Policies — (continued)

Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

        The liability for unpaid disability and health claims is an estimate of the ultimate net cost of reported and unreported losses not yet settled. This liability is estimated using actuarial analyses and case basis evaluations. Although considerable variability is inherent in such estimates, we believe that the liability for unpaid claims is adequate. These estimates are continually reviewed and, as adjustments to this liability become necessary, such adjustments are reflected in net income.

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

December 31, 2013

1. Nature of Operations and Significant Accounting Policies — (continued)

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

        Fees for managing customers' mandatory retirement savings accounts in Chile are collected with each monthly deposit made by our customers. If a customer stops contributing before retirement age, we collect no fees but services are still provided. We recognize revenue from these long-term service contracts as services are performed over the life of the contract.

Deferred Acquisition Costs

        Incremental direct costs of contract acquisition as well as certain costs directly related to acquisition activities (underwriting, policy issuance and processing, medical and inspection and sales force contract selling) for the successful acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Commissions and other incremental direct costs of contract acquisition for the acquisition of long-term service contracts are also capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to operations as incurred.

        DAC for universal life-type insurance contracts, participating life insurance policies and certain investment contracts are being amortized over the lives of the policies and contracts in relation to the emergence of estimated gross profits ("EGPs") or, in certain circumstances, estimated gross revenues. This amortization is adjusted in the current period when EGPs or estimated gross revenues are revised. For individual variable life insurance, individual variable annuities and group annuities that have separate account U.S. equity investment options, we utilize a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth assumption used for the amortization of DAC. The DAC of nonparticipating term life insurance and individual disability policies are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities.

        DAC on insurance policies and investment contracts are subject to recoverability testing at the time of policy issue and loss recognition testing on an annual basis, or when an event occurs that may warrant loss recognition. If loss recognition is necessary, DAC would be written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses and expenses.

        DAC on long-term service contracts are amortized in proportion to the revenue recognized or straight-line if no pattern of revenue recognition can be reasonably predicted. We amortize capitalized costs of long-term service contracts on a straight-line basis over the expected contract life.

Deferred Acquisition Costs on Internal Replacements

        All insurance and investment contract modifications and replacements are reviewed to determine if the internal replacement results in a substantially changed contract. If so, the acquisition costs, sales inducements and unearned revenue associated with the new contract are deferred and amortized over the lifetime of the new contract. In addition, the existing DAC, sales inducement costs and unearned revenue balances associated with the replaced contract are written off. If an internal replacement results in a substantially unchanged contract, the acquisition costs, sales inducements and unearned revenue associated with the new contract are immediately recognized in the period incurred. In addition, the existing DAC, sales inducement costs or unearned revenue balance associated with the replaced contract is not written off, but instead is carried over to the new contract.

Long-Term Debt

        Long-term debt includes notes payable, nonrecourse mortgages and other debt with a maturity date greater than one year at the date of issuance. Current maturities of long-term debt are classified as long-term debt in our statement of financial position.

Reinsurance

        We enter into reinsurance agreements with other companies in the normal course of business. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The cost of reinsurance related to

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

1. Nature of Operations and Significant Accounting Policies — (continued)

long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2013 and 2012, our largest exposures to a single third-party reinsurer was in our life insurance business, which totaled $35.9 billion and $29.7 billion of life insurance in force, representing 17% and 18% of total net life insurance in force, respectively. The reinsurance recoverable relating to paid and unpaid claims associated to this single third party reinsurer recorded in our consolidated statements of financial position was $31.3 million and $26.1 million at December 31, 2013 and 2012, respectively.

        The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Premiums and other considerations:
Direct	$3,524.8	$3,554.1	$3,205.6
Assumed	2.5	2.6	3.0
Ceded	(373.2)	(337.3)	(317.6)

Net premiums and other considerations	$3,154.1	$3,219.4	$2,891.0

Benefits, claims and settlement expenses:
Direct	$4,933.3	$5,268.6	$4,926.5
Assumed	32.2	33.9	34.0
Ceded	(281.9)	(178.6)	(343.9)

Net benefits, claims and settlement expenses	$4,683.6	$5,123.9	$4,616.6

Separate Accounts

        The separate accounts are legally segregated and are not subject to the claims that arise out of any of our other business. The client, rather than us, directs the investments and bears the investment risk of these funds. The separate account assets represent the fair value of funds that are separately administered by us for contracts with equity, real estate and fixed income investments and are presented as a summary total within the consolidated statements of financial position. An equivalent amount is reported as separate account liabilities, which represent the obligation to return the monies to the client. We receive fees for mortality, withdrawal and expense risks, as well as administrative, maintenance and investment advisory services that are included in the consolidated statement of operations. Net deposits, net investment income and realized and unrealized capital gains and losses of the separate accounts are not reflected in the consolidated statements of operations. Separate account assets and separate account liabilities include certain retirement accumulation products where the segregated funds and associated obligation to the client are consolidated within our financial statements. We have determined that summary totals are the most meaningful presentation for these funds.

        At December 31, 2013 and December 31, 2012, the separate accounts include a separate account valued at $223.1 million and $148.3 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

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

December 31, 2013

1. Nature of Operations and Significant Accounting Policies — (continued)

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

Goodwill and Other Intangibles

        Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and indefinite-lived intangible assets are not amortized. Rather, they are tested for impairment during the third quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested at the reporting unit level to which it was assigned. A reporting unit is an operating segment or a business one level below that operating segment, if financial information is prepared and regularly reviewed by management at that level. Once goodwill has been assigned to a reporting unit, it is no longer associated with a particular acquisition; therefore, all of the activities within a reporting unit, whether acquired or organically grown, are available to support the goodwill value. Impairment testing for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.

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

2. Acquisition

        On February 4, 2013, we completed the purchase of Cuprum, a premier pension manager in Chile that will grow our ability to offer customers in Chile unmatched pension savings and retirement solutions. Our acquisition agreement required Empresas Penta S.A. and Inversiones Banpenta Limitada to sell their 63% ownership in Cuprum pursuant to a public tender offer that also included the remaining 37% of publicly traded shares. As a result of the public tender offer, we initially acquired a 91.55% ownership stake in Cuprum for a purchase price of $1.3 billion. Cuprum is consolidated within the Principal International segment.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

2. Acquisition — (continued)

        A summary of the fair values of the net assets acquired as of February 4, 2013, based upon current valuation estimates, is as follows (in millions):

Assets
Equity securities, available-for-sale	$3.2
Equity securities, trading	340.5
Real estate	1.9
Other investments	24.2
Cash and cash equivalents	3.5
Premiums due and other receivables	1.4
Property and equipment	19.6
Goodwill	631.8
Other intangibles	671.3
Separate account assets	33,919.4
Other assets	27.3

Total assets	35,644.1
Liabilities
Short-term debt	5.0
Long-term debt	114.6
Separate account liabilities	33,919.4
Other liabilities	228.0

Total liabilities	34,267.0
Noncontrolling interest	113.6

Net assets acquired	$1,263.5

        Of the acquired intangible assets, $631.8 million was assigned to goodwill and is not subject to amortization. The goodwill is largely related to future sales anticipated from our internal workforce and entity-specific revenue synergies that will be generated by combining Cuprum with our existing businesses.

        Of the remaining acquired intangible assets, $185.2 million was assigned to trade name, which is not subject to amortization, and $486.1 million was assigned to customer relationships, which is subject to amortization over a 15-year useful life.

        See Note 4, Variable Interest Entities, for further information on Cuprum's separate account assets and liabilities.

        The following (unaudited) pro forma consolidated results of operations have been prepared to show the impact of the acquisition of Cuprum as if the acquisition had occurred January 1, 2013, for the year ended December 31, 2013, as if the acquisition had occurred on January 1, 2012, for the year ended December 31, 2012 and as if the acquisition had occurred on January 1, 2011, for the year ended December 31, 2011. This supplemental pro forma information has been prepared for comparative purposes and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

	For the year ended December 31,
	2013	2012	2011
	(in millions, except per share data)
Total revenues	$9,339.4	$9,424.4	$8,840.3
Net income	956.6	939.3	753.2
Basic earnings per common share	3.25	3.16	2.39
Diluted earnings per common share	3.21	3.13	2.37

        The (unaudited) total revenues and net income of Cuprum included in the consolidated statement of operations from the acquisition date to the period ended December 31, 2013, were as follows:

For the year ended, December 31, 2013
Total revenues	$186.4
Net income	87.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

3. Goodwill and Other Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement and Investor Services	Principal Global Investors	Principal International	U.S. Insurance Solutions	Corporate	Consolidated
	(in millions)
Balance at January 1, 2012	$72.6	$237.0	$127.8	$44.9	$—	$482.3
Goodwill from acquisitions	—	—	63.3	10.5	—	73.8
Foreign currency	—	2.9	(11.6)	—	—	(8.7)
Other	(4.0)	—	—	—	—	(4.0)

Balance at December 31, 2012	68.6	239.9	179.5	55.4	—	543.4
Goodwill from acquisitions	—	—	631.8	2.6	—	634.4
Goodwill disposed	—	—	—	(1.4)	—	(1.4)
Foreign currency	—	1.2	(81.3)	—	—	(80.1)
Other	4.0	—	—	—	—	4.0

Balance at December 31, 2013	$72.6	$241.1	$730.0	$56.6	$—	$1,100.3

 Finite Lived Intangible Assets

        Amortized intangible assets that continue to be subject to amortization over a weighted average remaining expected life of 14 years were as follows:

	December 31,
	2013			2012
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Present value of future profits	$13.5	$6.7	$6.8	$13.5	$6.1	$7.4
Other finite lived intangible assets	858.8	262.9	595.9	436.1	224.1	212.0

Total amortized intangible assets	$872.3	$269.6	$602.7	$449.6	$230.2	$219.4

        During 2013 and 2012, we fully amortized other finite lived intangible assets of $5.2 million and $5.0 million, respectively. We had no fully amortized other finite lived intangible assets in 2011.

        Other Finite Lived Intangible Assets.    The amortization expense for intangible assets with finite useful lives was $48.0 million, $22.7 million and $20.1 million for 2013, 2012 and 2011, respectively. At December 31, 2013, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2014	$52.3
2015	50.9
2016	50.1
2017	49.2
2018	48.0

Indefinite Lived Intangible Assets

        The net carrying amount of unamortized indefinite lived intangible assets was $856.3 million and $695.3 million as of December 31, 2013 and 2012, respectively. As of both December 31, 2013 and 2012, $608.0 million relates to investment management contracts associated with our acquisition of WM Advisors, Inc. in 2006. In addition, as of December 31, 2013, $185.2 million relates to trade name intangibles associated with our acquisition of Cuprum in 2013.

4. Variable Interest Entities

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

December 31, 2013

4. Variable Interest Entities — (continued)

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

Mandatory Retirement Savings

        As a result of our first quarter 2013 acquisition of Cuprum, we hold an equity interest in mandatory privatized social security funds in which we provide asset management services. We determined that the mandatory privatized social security funds, which include contributors for voluntary pension savings, voluntary non-pension savings and compensation savings accounts, are VIEs. This is because the equity holders as a group lack the power, due to voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity's economic performance and also because equity investors are protected from below-average market investment returns relative to the industry's return, due to a regulatory guarantee that we provide. Further we concluded that we are the primary beneficiary through our power to make decisions and our variable interest in the funds. The purpose of the funds, which reside in legally segregated entities, is to provide long-term retirement savings. The obligation to the client is directly related to the assets held in the funds and, as such, we present the assets as separate account assets and the obligation as separate account liabilities within our consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

4. Variable Interest Entities — (continued)

        The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

	Grantor trusts	Collateralized private investment vehicle	CMBS	Mandatory retirement savings	Total
	(in millions)
December 31, 2013
Fixed maturities, available-for-sale	$272.0	$—	$—	$—	$272.0
Fixed maturities, trading	—	110.4	—	—	110.4
Equity securities, trading	—	—	—	327.2	327.2
Other investments	—	—	68.1	—	68.1
Accrued investment income	0.3	—	0.6	—	0.9
Separate account assets	—	—	—	32,824.7	32,824.7

Total assets	$272.3	$110.4	$68.7	$33,151.9	$33,603.3

Deferred income taxes	$1.5	$—	$—	$—	$1.5
Separate account liabilities	—	—	—	32,824.7	32,824.7
Other liabilities (1)	217.2	93.8	31.4	—	342.4

Total liabilities	$218.7	$93.8	$31.4	$32,824.7	$33,168.6

December 31, 2012
Fixed maturities, available-for-sale	$194.6	$—	$—	$—	$194.6
Fixed maturities, trading	—	110.4	—	—	110.4
Equity securities, trading	—	—	—	—	—
Other investments	—	—	80.3	—	80.3
Accrued investment income	0.5	—	0.6	—	1.1

Total assets	$195.1	$110.4	$80.9	$—	$386.4

Deferred income taxes	$1.8	$—	$—	$—	$1.8
Other liabilities (1)	152.4	104.8	45.7	—	302.9

Total liabilities	$154.2	$104.8	$45.7	$—	$304.7

(1)
Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; the collateralized private investment vehicle includes derivative liabilities and an obligation to redeem notes at maturity or termination of the trust; and CMBS includes an obligation to the bondholders.

        We did not provide financial or other support to investees designated as VIEs for the years ended December 31, 2013 and 2012.

Unconsolidated Variable Interest Entities

Invested Securities

        We hold a variable interest in a number of VIEs where we are not the primary beneficiary. Our investments in these VIEs are reported in fixed maturities, available-for-sale; fixed maturities, trading and other investments in the consolidated statements of financial position and are described below.

        Unconsolidated VIEs include CMBS, residential mortgage-backed pass-through securities ("RMBS") and other asset-backed securities ("ABS"). All of these entities were deemed VIEs because the equity within these entities is insufficient to sustain them. We determined we are not the primary beneficiary in any of the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security that controls the unilateral right to replace the special servicer or equivalent function.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

4. Variable Interest Entities — (continued)

        We have invested in partnerships, some of which are classified as VIEs. The returns from the partnerships are in the form of income tax credits and investment income. These entities are classified as VIEs as the general partner does not have an equity investment at risk in the entity. We have determined we are not the primary beneficiary because we are not the general partner, who makes all the significant decisions for the entity.

        The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	Asset carrying value	Maximum exposure to loss (1)
	(in millions)
December 31, 2013
Fixed maturities, available-for-sale:
Corporate	$523.4	$448.2
Residential mortgage-backed pass-through securities	2,845.2	2,799.1
Commercial mortgage-backed securities	4,026.4	4,078.0
Collateralized debt obligations	363.4	391.9
Other debt obligations	4,167.8	4,157.5
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	47.5	47.5
Commercial mortgage-backed securities	1.8	1.8
Collateralized debt obligations	59.6	59.6
Other debt obligations	1.2	1.2
Other investments:
Other limited partnership interests	123.5	123.5
December 31, 2012
Fixed maturities, available-for-sale:
Corporate	$523.2	$403.7
Residential mortgage-backed pass-through securities	3,226.7	3,022.7
Commercial mortgage-backed securities	3,897.4	4,094.8
Collateralized debt obligations	379.2	428.8
Other debt obligations	3,779.2	3,756.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	77.7	77.7
Commercial mortgage-backed securities	2.8	2.8
Collateralized debt obligations	56.4	56.4
Other debt obligations	3.2	3.2
Other investments:
Other limited partnership interests	136.2	136.2

(1)
Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and other investments. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading.

Sponsored Investment Funds

        We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities' net assets. As of December 31, 2013 and December 31, 2012, these VIEs held $1.4 billion and $1.5 billion in total assets, respectively. We have no contractual obligation to contribute to the funds.

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

December 31, 2013

5. Investments

Fixed Maturities and Equity Securities

        The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Other-than- temporary impairments in AOCI (1)
	(in millions)
December 31, 2013
Fixed maturities, available-for-sale:
U.S. government and agencies	$818.2	$12.7	$50.4	$780.5	$—
Non-U.S. government and agencies	853.2	148.8	5.2	996.8	—
States and political subdivisions	3,622.8	120.9	85.7	3,658.0	—
Corporate	30,280.6	1,958.8	320.4	31,919.0	17.1
Residential mortgage-backed pass-through securities	2,799.1	92.8	46.7	2,845.2	—
Commercial mortgage-backed securities	4,078.0	170.6	222.2	4,026.4	183.4
Collateralized debt obligations	391.9	6.0	34.5	363.4	0.7
Other debt obligations	4,157.5	51.8	41.5	4,167.8	76.3

Total fixed maturities, available-for-sale	$47,001.3	$2,562.4	$806.6	$48,757.1	$277.5

Total equity securities, available-for-sale	$113.8	$10.0	$13.3	$110.5

December 31, 2012
Fixed maturities, available-for-sale:
U.S. government and agencies	$911.4	$33.2	$0.3	$944.3	$—
Non-U.S. government and agencies	944.9	264.3	0.9	1,208.3	—
States and political subdivisions	2,940.4	241.1	2.7	3,178.8	—
Corporate	31,615.4	3,029.9	319.9	34,325.4	19.5
Residential mortgage-backed pass-through securities	3,022.7	204.4	0.4	3,226.7	—
Commercial mortgage-backed securities	4,094.8	241.7	439.1	3,897.4	195.4
Collateralized debt obligations	428.8	7.0	56.6	379.2	4.3
Other debt obligations	3,756.9	73.5	51.2	3,779.2	82.8

Total fixed maturities, available-for-sale	$47,715.3	$4,095.1	$871.1	$50,939.3	$302.0

Total equity securities, available-for-sale	$132.4	$12.6	$8.5	$136.5

(1)
Excludes $148.6 million and $95.0 million as of December 31, 2013 and December 31, 2012, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

        The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2013, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,977.3	$3,019.0
Due after one year through five years	12,674.4	13,297.3
Due after five years through ten years	8,669.8	9,091.2
Due after ten years	11,253.3	11,946.8

Subtotal	35,574.8	37,354.3
Mortgage-backed and other asset-backed securities	11,426.5	11,402.8

Total	$47,001.3	$48,757.1

        Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

5. Investments — (continued)

Net Investment Income

        Major categories of net investment income are summarized as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Fixed maturities, available-for-sale	$2,321.3	$2,454.8	$2,596.2
Fixed maturities, trading	22.5	30.2	64.7
Equity securities, available-for-sale	7.6	8.6	10.5
Equity securities, trading	19.8	6.6	4.4
Mortgage loans	611.5	635.8	649.2
Real estate	61.2	71.4	74.2
Policy loans	49.9	53.7	58.2
Cash and cash equivalents	14.0	9.6	8.5
Derivatives	(115.2)	(131.2)	(196.1)
Other	222.0	196.6	188.5

Total	3,214.6	3,336.1	3,458.3
Investment expenses	(76.2)	(81.2)	(83.0)

Net investment income	$3,138.4	$3,254.9	$3,375.3

Net Realized Capital Gains and Losses

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$45.5	$31.0	$26.4
Gross losses	(122.1)	(144.9)	(158.8)
Other-than-temporary impairment losses reclassified to (from) OCI	(24.5)	17.3	(49.7)
Hedging, net	(115.5)	(27.5)	130.5
Fixed maturities, trading	(7.1)	2.2	(6.7)
Equity securities, available-for-sale:
Gross gains	0.8	0.6	2.2
Gross losses	(0.3)	(0.9)	(6.4)
Equity securities, trading	26.9	34.1	20.3
Mortgage loans	(15.8)	(51.3)	(42.1)
Derivatives	(23.0)	(10.9)	(180.5)
Other	9.9	264.4	142.5

Net realized capital gains (losses)	$(225.2)	$114.1	$(122.3)

        Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $1,773.0 million, $1,228.6 million and $881.7 million in 2013, 2012 and 2011, respectively.

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

December 31, 2013

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

        Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Fixed maturities, available-for-sale	$(91.2)	$(135.5)	$(143.8)
Equity securities, available-for-sale	(0.3)	(0.4)	(3.8)

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(91.5)	(135.9)	(147.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	(24.5)	17.3	(49.7)

Net impairment losses on available-for-sale securities	$(116.0)	$(118.6)	$(197.3)

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

December 31, 2013

5. Investments — (continued)

where the loss is no longer bifurcated and/or there has been a positive change in expected cash flows or accretion of the bifurcated credit loss amount.

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Beginning balance	$(335.2)	$(434.8)	$(325.7)
Credit losses for which an other-than-temporary impairment was not previously recognized	(15.1)	(20.7)	(37.8)
Credit losses for which an other-than-temporary impairment was previously recognized	(75.9)	(80.0)	(135.6)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	177.6	191.9	68.2
Net reduction (increase) for positive changes in cash flows expected to be collected and amortization (1)	12.6	8.4	(3.9)

Ending balance	$(236.0)	$(335.2)	$(434.8)

(1)
Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

        For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	December 31, 2013
	Less than twelve months		Greater than or equal to twelve months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$526.8	$49.6	$9.2	$0.8	$536.0	$50.4
Non-U.S. governments	78.1	5.1	5.8	0.1	83.9	5.2
States and political subdivisions	1,338.6	75.3	46.1	10.4	1,384.7	85.7
Corporate	4,087.9	155.4	1,278.1	165.0	5,366.0	320.4
Residential mortgage-backed pass- through securities	1,150.3	38.2	85.9	8.5	1,236.2	46.7
Commercial mortgage-backed securities	683.7	15.3	495.6	206.9	1,179.3	222.2
Collateralized debt obligations	88.8	1.4	47.4	33.1	136.2	34.5
Other debt obligations	1,359.0	16.1	287.9	25.4	1,646.9	41.5

Total fixed maturities, available-for-sale	$9,313.2	$356.4	$2,256.0	$450.2	$11,569.2	$806.6

Total equity securities, available-for-sale	$16.7	$0.3	$48.3	$13.0	$65.0	$13.3

        Of the total amounts, Principal Life Insurance Company's ("Principal Life") consolidated portfolio represented $10,905.4 million in available-for-sale fixed maturities with gross unrealized losses of $752.5 million. Of those fixed maturity securities in Principal Life's consolidated portfolio with a gross unrealized loss position, 87% were investment grade (rated AAA through BBB-) with an average price of 94 (carrying value/amortized cost) at December 31, 2013. Gross unrealized losses in our fixed maturities portfolio decreased slightly during the year ended December 31, 2013, due to spread improvements.

        For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 1,154 securities with a carrying value of $8,899.5 million and unrealized losses of $339.8 million reflecting an average price of 96 at December 31, 2013. Of this portfolio, 94% was investment grade (rated AAA through BBB-) at December 31, 2013, with associated unrealized losses of $325.9 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 359 securities with a carrying value of $2,005.9 million and unrealized losses of $412.7 million. The average rating of this portfolio was BBB- with an average price of 83 at December 31, 2013. Of the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

5. Investments — (continued)

$412.7 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $206.9 million in unrealized losses with an average price of 71 and an average credit rating of BB-. The remaining unrealized losses consist primarily of $127.6 million within the corporate sector at December 31, 2013. The average price of the corporate sector was 89 and the average credit rating was BBB+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2013.

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

December 31, 2013

5. Investments — (continued)

Net Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Instruments

        The net unrealized gains and losses on investments in fixed maturities available-for-sale, equity securities available-for-sale and derivative instruments in cash flow hedge relationships are reported as a separate component of stockholders' equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities and derivative instruments in cash flow hedge relationships net of adjustments related to DAC, reinsurance assets or liabilities, sales inducements, unearned revenue reserves, changes in policyholder liabilities and applicable income taxes was as follows:

	December 31, 2013	December 31, 2012
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$2,064.0	$3,562.5
Noncredit component of impairment losses on fixed maturities, available-for-sale	(277.5)	(302.0)
Net unrealized gains (losses) on equity securities, available-for-sale	(3.3)	4.1
Adjustments for assumed changes in amortization patterns	(265.9)	(515.2)
Adjustments for assumed changes in policyholder liabilities	(602.5)	(1,198.7)
Net unrealized gains on derivative instruments	56.0	90.7
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	71.8	191.3
Provision for deferred income taxes	(342.0)	(597.0)

Net unrealized gains on available-for-sale securities and derivative instruments	$700.6	$1,235.7

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

	December 31, 2013	December 31, 2012
	(in millions)
Commercial mortgage loans	$10,327.7	$10,235.1
Residential mortgage loans	1,275.7	1,382.0

Total amortized cost	11,603.4	11,617.1
Valuation allowance	(69.8)	(97.4)

Total carrying value	$11,533.6	$11,519.7

        We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $157.2 million, $153.0 million and $40.6 million of residential mortgage loans in 2013, 2012 and 2011, respectively. We sold $0.0 million, $14.2 million and $18.4 million of residential mortgage loans in 2013, 2012 and 2011, respectively. We purchased $166.1 million, $149.1 million and $50.3 million of commercial mortgage loans in 2013, 2012 and 2011, respectively. We sold $13.0 million, $31.1 million and $0.0 million of commercial mortgage loans in 2013, 2012 and 2011, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

5. Investments — (continued)

        Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2013		December 31, 2012
	Amortized cost	Percent of total	Amortized cost	Percent of total
	($ in millions)
Geographic distribution
New England	$528.5	5.1%	$536.6	5.2%
Middle Atlantic	2,489.0	24.1	2,233.4	21.8
East North Central	519.9	5.0	635.6	6.2
West North Central	302.9	2.9	377.3	3.7
South Atlantic	1,949.5	18.9	2,135.0	20.9
East South Central	192.8	1.9	244.8	2.4
West South Central	830.3	8.0	767.9	7.5
Mountain	747.1	7.2	726.6	7.1
Pacific	2,722.5	26.5	2,562.3	25.0
International	45.2	0.4	15.6	0.2

Total	$10,327.7	100.0%	$10,235.1	100.0%

Property type distribution
Office	$3,360.5	32.6%	$3,078.8	30.1%
Retail	2,668.5	25.8	2,928.3	28.6
Industrial	1,766.2	17.1	1,765.5	17.2
Apartments	1,911.2	18.5	1,685.9	16.5
Hotel	333.1	3.2	445.8	4.4
Mixed use/other	288.2	2.8	330.8	3.2

Total	$10,327.7	100.0%	$10,235.1	100.0%

        Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $394.9 million and $495.7 million and first lien mortgages with an amortized cost of $880.8 million and $886.3 million as of December 31, 2013 and December 31, 2012, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

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

December 31, 2013

5. Investments — (continued)

        The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	December 31, 2013
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$8,091.9	$194.5	$8,286.4
BBB+ thru BBB-	1,463.7	250.0	1,713.7
BB+ thru BB-	155.4	0.1	155.5
B+ and below	170.1	2.0	172.1

Total	$9,881.1	$446.6	$10,327.7

	December 31, 2012
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$7,257.7	$231.3	$7,489.0
BBB+ thru BBB-	1,804.5	294.9	2,099.4
BB+ thru BB-	266.8	1.6	268.4
B+ and below	376.0	2.3	378.3

Total	$9,705.0	$530.1	$10,235.1

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

        The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	December 31, 2013
	Home equity	First liens	Total
	(in millions)
Performing	$378.3	$862.1	$1,240.4
Nonperforming	16.6	18.7	35.3

Total	$394.9	$880.8	$1,275.7

	December 31, 2012
	Home equity	First liens	Total
	(in millions)
Performing	$472.6	$865.0	$1,337.6
Nonperforming	23.1	21.3	44.4

Total	$495.7	$886.3	$1,382.0

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

5. Investments — (continued)

        The amortized cost of mortgage loans on non-accrual status was as follows:

	December 31, 2013	December 31, 2012
	(in millions)
Commercial:
Brick and mortar	$33.2	$44.5
Residential:
Home equity	16.6	23.1
First liens	11.4	13.2

Total	$61.2	$80.8

        The aging of our mortgage loans, based on amortized cost, was as follows:

	December 31, 2013
	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$16.7	$16.7	$9,864.4	$9,881.1	$—
Commercial-CTL	—	—	—	—	446.6	446.6	—
Residential-home equity	4.4	1.0	3.0	8.4	386.5	394.9	—
Residential-first liens	32.4	7.4	17.1	56.9	823.9	880.8	7.3

Total	$36.8	$8.4	$36.8	$82.0	$11,521.4	$11,603.4	$7.3

	December 31, 2012
	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$32.8	$13.7	$—	$46.5	$9,658.5	$9,705.0	$—
Commercial-CTL	—	—	—	—	530.1	530.1	—
Residential-home equity	5.7	2.8	3.9	12.4	483.3	495.7	—
Residential-first liens	22.3	5.1	19.8	47.2	839.1	886.3	8.1

Total	$60.8	$21.6	$23.7	$106.1	$11,511.0	$11,617.1	$8.1

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

December 31, 2013

5. Investments — (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

5. Investments — (continued)

        A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
For the year ended December 31, 2013
Beginning balance	$51.8	$45.6	$97.4
Provision	4.1	10.8	14.9
Charge-offs	(28.0)	(18.3)	(46.3)
Recoveries	0.8	3.1	3.9
Effect of exchange rates	—	(0.1)	(0.1)

Ending balance	$28.7	$41.1	$69.8

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.4	$10.2	$12.6
Collectively evaluated for impairment	26.3	30.9	57.2

Allowance ending balance	$28.7	$41.1	$69.8

Loan balance by basis of impairment method:
Individually evaluated for impairment	$4.4	$33.0	$37.4
Collectively evaluated for impairment	10,323.3	1,242.7	11,566.0

Loan ending balance	$10,327.7	$1,275.7	$11,603.4

For the year ended December 31, 2012
Beginning balance	$64.8	$37.3	$102.1
Provision	13.5	39.7	53.2
Charge-offs	(26.7)	(35.1)	(61.8)
Recoveries	0.2	3.6	3.8
Effect of exchange rates	—	0.1	0.1

Ending balance	$51.8	$45.6	$97.4

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.4	$10.4	$12.8
Collectively evaluated for impairment	49.4	35.2	84.6

Allowance ending balance	$51.8	$45.6	$97.4

Loan balance by basis of impairment method:
Individually evaluated for impairment	$13.6	$39.7	$53.3
Collectively evaluated for impairment	10,221.5	1,342.3	11,563.8

Loan ending balance	$10,235.1	$1,382.0	$11,617.1

For the year ended December 31, 2011
Beginning balance	$80.6	$40.5	$121.1
Provision	17.0	27.2	44.2
Charge-offs	(32.9)	(33.4)	(66.3)
Recoveries	0.1	3.2	3.3
Effect of exchange rates	—	(0.2)	(0.2)

Ending balance	$64.8	$37.3	$102.1

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$16.3	$3.2	$19.5
Collectively evaluated for impairment	48.5	34.1	82.6

Allowance ending balance	$64.8	$37.3	$102.1

Loan balance by basis of impairment method:
Individually evaluated for impairment	$114.0	$27.4	$141.4
Collectively evaluated for impairment	9,347.4	1,340.5	10,687.9

Loan ending balance	$9,461.4	$1,367.9	$10,829.3

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

December 31, 2013

5. Investments — (continued)

determination is made to apply any payments received either against the principal or according to the contractual terms of the loan. Our recorded investment in and unpaid principal balance of impaired loans along with the related loan specific allowance for losses, if any, and the average recorded investment and interest income recognized during the time the loans were impaired were as follows:

	December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$21.5	$32.7	$—
Residential-first liens	4.6	4.6	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	19.5	19.7	9.2
Residential-first liens	8.9	7.8	1.0
Total:
Commercial	$25.9	$37.1	$2.4
Residential	$33.0	$32.1	$10.2

	December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$22.9	$25.3	$—
Residential-first liens	9.7	6.6	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	20.8	20.7	9.1
Residential-first liens	9.2	9.1	1.3
Total:
Commercial	$27.3	$29.7	$2.4
Residential	$39.7	$36.4	$10.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

5. Investments — (continued)

	Average recorded investment	Interest income recognized
	(in millions)
For the year ended December 31, 2013
With no related allowance recorded:
Commercial-brick and mortar	$22.2	$0.2
Residential-first liens	7.2	—
With an allowance recorded:
Commercial-brick and mortar	4.4	0.3
Residential-home equity	20.2	1.1
Residential-first liens	8.9	0.2
Total:
Commercial	$26.6	$0.5
Residential	$36.3	$1.3
For the year ended December 31, 2012
With no related allowance recorded:
Commercial-brick and mortar	$11.4	$2.6
Residential-first liens	7.0	—
With an allowance recorded:
Commercial-brick and mortar	59.2	0.2
Residential-home equity	17.7	0.9
Residential-first liens	9.0	0.1
Total:
Commercial	$70.6	$2.8
Residential	$33.7	$1.0
For the year ended December 31, 2011
With no related allowance recorded:
Commercial-brick and mortar	$11.3	$0.9
Residential-first liens	4.4	—
With an allowance recorded:
Commercial-brick and mortar	79.0	1.0
Residential-home equity	12.6	0.8
Residential-first liens	9.6	0.2
Total:
Commercial	$90.3	$1.9
Residential	$26.6	$1.0

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

December 31, 2013

5. Investments — (continued)

        The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the year ended December 31, 2013
	TDRs		TDRs in payment default
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
		(in millions)		(in millions)
Commercial-brick and mortar	2	$0.9	—	$—
Residential-home equity	69	3.8	19	—
Residential-first liens	3	0.6	1	0.3

Total	74	$5.3	20	$0.3

	For the year ended December 31, 2012
	TDRs		TDRs in payment default
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
		(in millions)		(in millions)
Commercial-brick and mortar	2	$18.0	1	$13.7
Residential-home equity	324	15.0	12	—
Residential-first liens	12	2.1	—	—

Total	338	$35.1	13	$13.7

	For the year ended December 31, 2011
	TDRs		TDRs in payment default
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
		(in millions)		(in millions)
Commercial-brick and mortar	1	$4.4	1	$4.4
Residential-home equity	151	7.9	6	—
Residential-first liens	7	1.6	1	0.3

Total	159	$13.9	8	$4.7

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

Real Estate

        Depreciation expense on invested real estate was $44.4 million, $45.1 million and $41.4 million in 2013, 2012 and 2011, respectively. Accumulated depreciation was $364.9 million and $332.8 million as of December 31, 2013 and 2012, respectively.

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

December 31, 2013

5. Investments — (continued)

reported by the equity investees in net investment income. Summarized financial information for these unconsolidated entities was as follows:

	December 31,
	2013	2012
	(in millions)
Total assets	$47,401.9	$46,036.2
Total liabilities	39,588.0	38,080.9

Total equity	$7,813.9	$7,955.3

Net investment in unconsolidated entities (1)	$1,098.6	$1,100.6

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Total revenues	$3,002.9	$4,555.9	$5,574.6
Total expenses	2,253.2	3,774.5	4,849.8
Net income	738.6	750.1	719.3
Our share of net income of unconsolidated entities (1)	133.4	120.1	116.5

(1)
Primarily relates to Brasilprev Seguros e Previdencia, a co-managed joint venture in Brazil, which is reported in the results of our Principal International segment.

        In addition, other investments include $720.2 million and $655.1 million of direct financing leases as of December 31, 2013 and 2012, respectively. Our Chilean operations enter into private placement contracts for commercial, industrial and office space properties whereby our Chilean operations purchase the real estate and/or building from the seller-lessee but then lease the property back to the seller-lessee. Ownership of the property is transferred to the lessee by the end of the lease term. The direct financing lease receivables are carried at amortized cost. We actively monitor and manage our direct financing leases. All leases within the portfolio are analyzed regularly and internally rated, based on financial condition, payment history and loan-to-value.

        Derivative assets are carried at fair value and reported as a component of other investments. Certain seed money investments are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations.

Securities Posted as Collateral

        We posted $1,057.4 million in fixed maturities, available-for-sale securities at December 31, 2013, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant ("FCM") agreements and our obligation under funding agreements with the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). In addition, we posted $2,435.4 million in commercial mortgage loans and home equity mortgages as of December 31, 2013, to satisfy collateral requirements associated with our obligation under funding agreements with the FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

5. Investments — (continued)

Balance Sheet Offsetting

        We have financial instruments that are subject to master netting agreements or similar agreements. Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the Statement of Financial Position
	Gross amount of recognized assets (1)	Financial instruments (2)	Collateral received	Net amount
	(in millions)
December 31, 2013
Derivative assets	$664.9	$(581.5)	$(82.1)	$1.3
Reverse repurchase agreements	51.8	—	(51.8)	—

Total	$716.7	$(581.5)	$(133.9)	$1.3

December 31, 2012
Derivative assets	$1,016.3	$(779.3)	$(225.5)	$11.5
Reverse repurchase agreements	148.2	—	(148.2)	—

Total	$1,164.5	$(779.3)	$(373.7)	$11.5

(1)
The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments on the consolidated statements of financial position. The above excludes $0.2 million and $0.4 million of derivative assets as of December 31, 2013 and December 31, 2012, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)
Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

        Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the Statement of Financial Position
	Gross amount of recognized liabilities (1)	Financial instruments (2)	Collateral pledged	Net amount
	(in millions)
December 31, 2013
Derivative liabilities	$1,022.0	$(581.5)	$(362.1)	$78.4

December 31, 2012
Derivative liabilities	$1,198.2	$(779.3)	$(279.1)	$139.8

(1)
The gross amount of recognized derivative liabilities are reported with other liabilities and contractholder funds on the consolidated statements of financial position. The above excludes $226.7 million and $329.8 million of derivative liabilities as of December 31, 2013 and December 31, 2012, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amount of recognized repurchase agreement liabilities are reported with short-term debt on the consolidated statements of financial position. The gross amounts of derivative and repurchase agreement liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

(2)
Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

        The financial instruments that are subject to master netting agreements or similar agreements include right of setoff provisions. Derivative instruments include provisions to setoff positions covered under the agreements with the same counterparties and provisions to setoff positions outside of the agreements with the same counterparties in the event of default by one of the parties. Derivative instruments also include collateral provisions. Collateral received and pledged is generally settled daily with each counterparty. See Note 6, Derivative Financial Instruments, for further details.

        Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

5. Investments — (continued)

with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expense on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of December 31, 2013 and December 31, 2012.

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

        Interest rate options, including interest rate caps and interest rate floors, which can be combined to form interest rate collars, are contracts that entitle the purchaser to pay or receive the amounts, if any, by which a specified market rate exceeds a cap strike interest rate, or falls below a floor strike interest rate, respectively, at specified dates. We use interest rate collars to manage interest rate risk related to guaranteed minimum interest rate liabilities in our individual annuities contracts and lapse risk associated with higher interest rates.
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

December 31, 2013

6. Derivative Financial Instruments — (continued)

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

        We previously sold an investment-type insurance contract with attributes tied to market indices (an embedded derivative as noted below), in which case we wrote an equity call option to convert the overall contract into a fixed-rate liability, essentially eliminating the equity component altogether. We purchase equity call spreads to hedge the equity participation rates promised to contractholders in conjunction with our fixed deferred annuity and universal life products that credit interest based on changes in an external equity index. We use exchange-traded futures and equity put options to hedge against changes in the value of the GMWB liability related to the GMWB rider on our variable annuity product, as previously explained. The premium associated with certain options is paid quarterly over the life of the option contract.

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

        Total return swaps are contracts in which we agree with other parties to exchange, at specified intervals, an amount determined by the difference between the previous price and the current price of a reference asset based upon an agreed upon notional principal amount plus an additional amount determined by the financing spread. We currently use futures traded on an exchange ("exchange-traded") and total return swaps referencing equity indices to hedge our portfolio from potential credit losses related to systemic events.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

6. Derivative Financial Instruments — (continued)

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

        We have fixed deferred annuities and universal life contracts that credit interest based on changes in an external equity index. We also have certain variable annuity products with a GMWB rider, which allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero. Declines in the equity markets may increase our exposure to benefits under contracts with the GMWB. We economically hedge the exposure in these contracts, as previously explained.

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

        Derivatives may be exchange-traded or they may be privately negotiated contracts, which are usually referred to as over-the-counter ("OTC") derivatives. Certain of our OTC derivatives are cleared and settled through central clearing counterparties ("OTC cleared"), while others are bilateral contracts between two counterparties ("bilateral OTC"). Our derivative transactions are generally documented under International Swaps and Derivatives Association, Inc. ("ISDA") Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, we are permitted to set off our receivable from a counterparty against our payables to the same counterparty arising out of all included transactions. For reporting purposes, we do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparties under master netting agreements.

        We posted $393.1 million and $296.9 million in cash and securities under collateral arrangements as of December 31, 2013 and December 31, 2012, respectively, to satisfy collateral requirements associated with our derivative credit support agreements and FCM agreements. Beginning in the second quarter 2013, these amounts include initial margin requirements.

        Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2013 and December 31, 2012, was $1,042.9 million and $1,205.4 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $393.1 million and $296.9 million as of December 31, 2013 and December 31, 2012,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

6. Derivative Financial Instruments — (continued)

respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2013, we would be required to post an additional $75.9 million of collateral to our counterparties.

        As of December 31, 2013 and December 31, 2012, we had received $32.5 million and $207.8 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

	December 31, 2013	December 31, 2012
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$20,570.8	$18,381.2
Interest rate options	4,100.0	500.0
Swaptions	325.0	325.0
Interest rate futures	92.5	82.0
Foreign exchange contracts:
Currency swaps	2,367.5	3,454.1
Currency forwards	247.4	557.2
Currency options	—	1,400.0
Equity contracts:
Equity options	2,010.4	1,811.8
Equity futures	273.3	373.6
Credit contracts:
Credit default swaps	1,153.2	1,378.3
Total return swaps	90.0	100.0
Futures	9.1	—
Other contracts:
Embedded derivative financial instruments	7,601.1	5,893.2

Total notional amounts at end of period	$38,840.3	$34,256.4

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$435.5	$683.9
Interest rate options	42.5	48.5
Swaptions	1.0	0.7
Foreign exchange contracts:
Currency swaps	200.9	263.8
Currency forwards	0.6	6.8
Currency options	—	1.9
Equity contracts:
Equity options	30.0	74.3
Credit contracts:
Credit default swaps	9.5	6.8
Total return swaps	0.1	—

Total gross credit exposure	720.1	1,086.7
Less: collateral received	115.9	248.0

Net credit exposure	$604.2	$838.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

6. Derivative Financial Instruments — (continued)

        The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$0.1	$10.3	$285.4	$440.5
Foreign exchange contracts	121.6	190.0	51.2	127.2

Total derivatives designated as hedging instruments	$121.7	$200.3	$336.6	$567.7

Derivatives not designated as hedging instruments
Interest rate contracts	$452.2	$677.1	$489.6	$493.9
Foreign exchange contracts	51.6	58.2	17.9	14.3
Equity contracts	30.0	74.3	145.0	27.7
Credit contracts	9.6	6.8	35.5	96.6
Other contracts	—	—	224.1	327.8

Total derivatives not designated as hedging instruments	543.4	816.4	912.1	960.3

Total derivative instruments	$665.1	$1,016.7	$1,248.7	$1,528.0

(1)
The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)
The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $6.9 million and $170.5 million as of December 31, 2013 and December 31, 2012, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

        These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $44.9 million as of December 31, 2013 and $15.0 million as of December 31, 2012. These purchased credit derivative transactions had a net asset (liability) fair value of $(0.5) million as of December 31, 2013 and $0.2 million as of December 31, 2012. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

December 31, 2013

6. Derivative Financial Instruments — (continued)

are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	December 31, 2013
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$10.0	$0.3	$10.0	4.7
AA	84.0	1.8	84.0	4.0
A	294.5	4.2	294.5	4.0
BBB	265.0	(1.2)	265.0	3.9

Total single name credit default swaps	653.5	5.1	653.5	4.0
Basket and index credit default swaps
Corporate debt
Near default (1)	110.4	(19.9)	110.4	3.2
Government/municipalities
AA	30.0	(3.5)	30.0	3.7
Structured finance
BBB	25.0	(0.9)	25.0	3.5

Total basket and index credit default swaps	165.4	(24.3)	165.4	3.4

Total credit default swap protection sold	$818.9	$(19.2)	$818.9	3.9

	December 31, 2012
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AA	$70.0	$(0.2)	$70.0	2.5
A	572.0	2.4	572.0	2.4
BBB	200.0	(1.6)	200.0	3.0
Structured finance
Near default	11.1	(11.0)	11.1	8.5

Total single name credit default swaps	853.1	(10.4)	853.1	2.6
Basket and index credit default swaps
Corporate debt
Near default (1)	110.4	(65.2)	110.4	4.2
Government/municipalities
AA	30.0	(7.3)	30.0	4.7
Structured finance
BBB	25.0	(5.6)	25.0	4.5

Total basket and index credit default swaps	165.4	(78.1)	165.4	4.4

Total credit default swap protection sold	$1,018.5	$(88.5)	$1,018.5	2.9

(1)
Includes $88.0 million notional of derivatives in consolidated collateralized private investment vehicle VIEs where the credit risk is borne by third-party investors.

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

December 31, 2013

6. Derivative Financial Instruments — (continued)

investments. The following tables show, by the types of referenced/underlying asset class and external rating, our fixed maturities with embedded credit derivatives.

	December 31, 2013
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
BBB	$23.4	$23.4	3.0

Total corporate debt	23.4	23.4	3.0
Structured finance
A	18.1	16.7	4.8
BB	5.5	5.5	3.3
B	4.1	4.1	3.1
CCC	23.5	23.5	4.8

Total structured finance	51.2	49.8	4.5

Total fixed maturities with credit derivatives	$74.6	$73.2	4.0

	December 31, 2012
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
BBB	$20.5	$20.5	4.0
B	25.0	24.9	0.5

Total corporate debt	45.5	45.4	2.1
Structured finance
AA	4.6	4.6	17.0
BB	39.6	37.5	2.9
B	4.0	4.0	4.4
CCC	17.7	17.7	6.4

Total structured finance	65.9	63.8	4.9

Total fixed maturities with credit derivatives	$111.4	$109.2	3.8

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

December 31, 2013

6. Derivative Financial Instruments — (continued)

        The following table shows the effect of derivatives in fair value hedging relationships and the related hedged items on the consolidated statements of operations. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31, (1)				Amount of gain (loss) recognized in net income on related hedged item for the year ended December 31, (1)
Derivatives in fair value hedging relationships				Hedged items in fair fair value hedging relationships
	2013	2012	2011		2013	2012	2011
	(in millions)				(in millions)
Interest rate contracts	$139.5	$38.6	$(108.5)	Fixed maturities, available-for-sale	$(133.3)	$(34.1)	$105.4
Interest rate contracts	(0.7)	—	(2.2)	Investment-type insurance contracts	0.2	—	2.4
Foreign exchange contracts	(0.2)	0.7	1.1	Fixed maturities, available-for-sale	0.4	0.4	(1.3)
Foreign exchange contracts	(36.7)	9.3	(25.6)	Investment-type insurance contracts	36.5	(12.6)	25.7

Total	$101.9	$48.6	$(135.2)	Total	$(96.2)	$(46.3)	$132.2

(1)
The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged Item	2013	2012	2011
	(in millions)
Fixed maturities, available-for-sale (1)	$(120.7)	$(134.3)	$(158.9)
Investment-type insurance contracts (2)	33.2	37.1	44.0

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

        The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 6.5 years. At December 31, 2013, we had $61.7 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. We reclassified $0.2 million and $0.0 million from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the twelve months ended December 31, 2013 and 2012, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

6. Derivative Financial Instruments — (continued)

        The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the year ended December 31,				Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the year ended December 31,
					Location of gain (loss) reclassified from AOCI into net income (effective portion)
Derivatives in cash flow hedging relationships
	Related hedged item	2013	2012	2011		2013	2012	2011
		(in millions)				(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(80.5)	$16.2	$107.1	Net investment income	$11.7	$8.9	$7.2
					Net realized capital losses	—	—	(0.2)
Interest rate contracts	Investment-type insurance contracts	2.5	2.5	(1.0)	Benefits, claims and settlement expenses	—	—	(0.8)
Interest rate contracts	Debt	—	—	—	Operating expense	(6.6)	(5.9)	(5.3)
Foreign exchange contracts	Fixed maturities, available-for-sale	(0.9)	(27.9)	29.9	Net realized capital losses	(16.7)	(6.4)	(20.4)
Foreign exchange contracts	Investment-type insurance contract	5.0	7.6	12.8	Benefits, claims and settlement expenses	—	—	(1.7)

Total		$(73.9)	$(1.6)	$148.8	Total	$(11.6)	$(3.4)	$(21.2)

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged Item	2013	2012	2011
	(in millions)
Fixed maturities, available-for-sale (1)	$7.7	$8.0	$9.3
Investment-type insurance contracts (2)	(11.0)	(13.4)	(13.1)

(1)
Reported in net investment income on the consolidated statements of operations.

(2)
Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

        The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.8 million, $0.5 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        We expect to reclassify net gains of $2.8 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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

December 31, 2013

6. Derivative Financial Instruments — (continued)

        The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations.

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31,
Derivatives not designated as hedging instruments	2013	2012	2011
	(in millions)
Interest rate contracts	$(137.6)	$(7.9)	$93.3
Foreign exchange contracts	(0.1)	63.1	(34.1)
Equity contracts	(159.4)	(100.5)	55.2
Credit contracts	40.6	11.0	(9.9)
Other contracts	154.4	37.3	(200.4)

Total	$(102.1)	$3.0	$(95.9)

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

        If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a PDO. This PDO represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2013 and 2012, cumulative actual earnings have been less than cumulative expected earnings. However, cumulative net unrealized gains were greater than expected, resulting in the recognition of a PDO of $111.6 million and $131.0 million as of December 31, 2013 and 2012, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

7. Closed Block — (continued)

        Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31, 2013	December 31, 2012
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$4,532.0	$4,664.5
Other policyholder funds	10.5	10.7
Policyholder dividends payable	270.5	280.6
Policyholder dividends obligation	111.6	131.0
Deferred income taxes	2.2	—
Other liabilities	24.7	31.3

Total Closed Block liabilities	4,951.5	5,118.1
Assets designated to the Closed Block
Fixed maturities, available-for-sale	2,470.9	2,735.1
Fixed maturities, trading	13.4	17.0
Equity securities, available-for-sale	3.6	5.5
Mortgage loans	828.6	719.4
Policy loans	644.2	665.5
Other investments	118.5	158.0

Total investments	4,079.2	4,300.5
Cash and cash equivalents	70.3	51.3
Accrued investment income	49.5	52.5
Premiums due and other receivables	11.7	13.2
Deferred tax asset	66.2	39.2
Other assets	2.2	—

Total assets designated to the Closed Block	4,279.1	4,456.7

Excess of Closed Block liabilities over assets designated to the Closed Block	672.4	661.4
Amounts included in accumulated other comprehensive income	12.9	62.4

Maximum future earnings to be recognized from Closed Block assets and liabilities	$685.3	$723.8

        Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Revenues
Premiums and other considerations	$379.9	$397.4	$428.8
Net investment income	207.7	222.8	238.2
Net realized capital gains (losses)	(12.3)	3.6	7.9

Total revenues	575.3	623.8	674.9
Expenses
Benefits, claims and settlement expenses	320.1	325.7	370.7
Dividends to policyholders	184.4	192.6	204.2
Operating expenses	4.7	4.9	2.9

Total expenses	509.2	523.2	577.8

Closed Block revenues, net of Closed Block expenses, before income taxes	66.1	100.6	97.1
Income taxes	21.1	32.6	31.2

Closed Block revenues, net of Closed Block expenses and income taxes	45.0	68.0	65.9
Funding adjustment charges	(6.5)	(4.8)	(5.3)

Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustment charges	$38.5	$63.2	$60.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

7. Closed Block — (continued)

        The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Beginning of year	$723.8	$787.0	$847.6
End of year	685.3	723.8	787.0

Change in maximum future earnings	$(38.5)	$(63.2)	$(60.6)

        Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

8. Deferred Acquisition Costs

        Acquisition costs deferred and amortized were as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Balance at beginning of year	$2,590.0	$2,358.1	$2,442.2
Cost deferred during the year	447.0	428.9	344.4
Amortized to expense during the year (1)	(187.1)	(94.9)	(271.4)
Adjustment related to unrealized gains on available-for-sale securities and derivative instruments	227.1	(102.1)	(157.1)

Balance at end of year	$3,077.0	$2,590.0	$2,358.1

(1)
Includes adjustments for revisions to estimated gross profits.

9. Insurance Liabilities

Contractholder Funds

        Major components of contractholder funds in the consolidated statements of financial position are summarized as follows:

	December 31,
	2013	2012
	(in millions)
Liabilities for investment-type insurance contracts:
Liabilities for individual annuities	$10,582.7	$11,316.2
GICs	10,858.3	10,943.1
Funding agreements	7,642.9	9,077.1
Other investment-type insurance contracts	832.6	787.2

Total liabilities for investment-type insurance contracts	29,916.5	32,123.6
Universal life and other reserves	6,041.8	5,662.9

Total contractholder funds	$35,958.3	$37,786.5

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

        Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2013 and 2012, $370.9 million and $1,189.5 million, respectively, of liabilities are outstanding with respect

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

9. Insurance Liabilities — (continued)

to the issuance outstanding under this program. Principal Life was also authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose vehicle. As of December 31, 2013 and 2012, $1,278.7 million and $1,251.1 million, respectively, of liabilities are outstanding with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under either of these programs due to the existence of the program established in 2011 described below.

        In addition, Principal Life was authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2013 and 2012, $637.6 million and $1,598.5 million, respectively, of liabilities are being held with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the program established in 2011 described below.

        Additionally, Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. In February 2006, this program was amended to authorize issuance of up to an additional $5.0 billion in recognition of the use of nearly all $4.0 billion of initial issuance authorization. In recognition of the use of nearly all $9.0 billion, this program was amended in November 2007 to authorize issuance of up to an additional $5.0 billion. Under this program, both the notes and the supporting funding agreements were registered with the SEC. As of December 31, 2013 and 2012, $975.0 million and $1,875.6 million, respectively, of liabilities are being held with respect to issuances outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other three funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by PFG. Principal Life does not anticipate any new issuance activity under this program due to the existence of the program established in 2011 described below.

        Principal Life was authorized to issue up to $5.0 billion of funding agreements under a program established in 2011 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2013 and 2012, $2,630.5 million and $1,352.3 million of liabilities are being held with respect to any issuances outstanding under this program. Similar to the SEC-registered program, Principal Life's payment obligations on each funding agreement issued under this program are guaranteed by PFG. The program established in 2011 is not registered with the SEC.

Future Policy Benefits and Claims

        Activity associated with unpaid disability and health claims is summarized as follows:

	December 31,
	2013	2012	2011
	(in millions)
Balance at beginning of year	$1,066.0	$1,006.9	$1,061.8
Incurred:
Current year	712.0	711.8	1,074.0
Prior years	1.0	9.7	(10.8)

Total incurred	713.0	721.5	1,063.2
Payments:
Current year	432.1	446.3	820.8
Prior years	202.2	216.1	297.3

Total payments	634.3	662.4	1,118.1
Balance at end of year:
Current year	279.9	265.5	253.2
Prior years	864.8	800.5	753.7

Total balance at end of year	$1,144.7	$1,066.0	$1,006.9

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$43.4	$46.6	$42.9
Reinsurance recoverables for unpaid claims	260.1	239.1	204.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

9. Insurance Liabilities — (continued)

        Incurred liability adjustments relating to prior years, which affected current operations during 2013, 2012 and 2011, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid disability and health claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid disability and health claims.

10. Debt

Short-Term Debt

        The components of short-term debt were as follows:

	December 31,
	2013	2012
	(in millions)
Line of credit	$117.8	$—
Other recourse short-term debt	32.8	40.8

Total short-term debt	$150.6	$40.8

        As of December 31, 2013 and 2012, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,105.0 million and $905.0 million, respectively. As of December 31, 2013 and 2012, we had $150.6 million and $40.8 million, respectively, of outstanding borrowings, with no assets pledged as support. Our credit facilities include a $500.0 million 4-year facility that matures in March 2016, with Principal Financial Services, Inc., Principal Life and us as co-borrowers and a $300.0 million 364-day facility for Principal Life only which was refinanced in April 2013. Also in April 2013, we added a $200.0 million 3-year facility with Principal Financial Services, Inc., Principal Life Insurance Company, Principal Financial Services V (UK) LTD and us as the borrowers. These facilities may be used for general corporate purposes, including commercial paper back-stop. Our commercial paper programs require 100% back-stop support, of which there were no outstanding balances as of December 31, 2013 and 2012.

        The weighted-average interest rate on short-term borrowings as of both December 31, 2013 and 2012, was 4.7%.

Long-Term Debt

        The components of long-term debt were as follows:

	December 31,
	2013	2012
	(in millions)
3.76% notes payable, due 2015	$—	$92.7
1.85% notes payable, due 2017	299.8	299.7
8.875% notes payable, due 2019	350.0	350.0
3.3% notes payable, due 2022	299.0	298.9
3.125% notes payable, due 2023	299.6	299.6
6.05% notes payable, due 2036	601.6	601.7
4.625% notes payable, due 2042	299.5	299.5
4.35% notes payable, due 2043	299.3	299.2
8.0% surplus notes payable, due 2044	99.3	99.3
Non-recourse mortgages and notes payable	53.3	30.7

Total long-term debt	$2,601.4	$2,671.3

        The amounts included above are net of the discount and premium associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

        On November 16, 2012, we issued $900.0 million of senior notes. We issued a $300.0 million series of notes that bear interest at 1.85% and will mature in 2017, a $300.0 million series of notes that bear interest at 3.125% and will mature in 2023 and a $300.0 million series of notes that bear interest at 4.35% and will mature in 2043. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on May 15, 2013. The proceeds were used to fund our acquisition of AFP Cuprum S.A.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

10. Debt — (continued)

        On September 5, 2012, we issued $600.0 million of senior notes. We issued a $300.0 million series of notes that bear interest at 3.3% and will mature in 2022 and a $300.0 million series of notes that bear interest at 4.625% and will mature in 2042. Interest on the notes is payable semi-annually on March 15 and September 15 each year, beginning on March 15, 2013. The proceeds were used for the repayment of the $400.0 million aggregate principal amount of notes due in 2014 and to partially fund our acquisition of AFP Cuprum S.A. We incurred a one-time cost to extinguish this debt before the scheduled maturity date.

        On November 3, 2010, Principal International de Chile S.A., a wholly owned indirect subsidiary, entered into a long-term borrowing agreement with Banco de Chile in the amount of US $98.9 million. The debt was denominated in Unidades de Formento ("UF"), a Chilean inflation-indexed, peso-denominated monetary unit, bore interest at UF +3.76% and had a maturity date of November 3, 2015. On May 3, 2013, Principal International de Chile S.A., prepaid these notes without penalty as authorized under the borrowing agreement with Banco de Chile at par value upon the semi — annual interest payment date.

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

        On March 10, 1994, Principal Life issued $100.0 million of surplus notes due March 1, 2044, at an 8% annual interest rate. None of our affiliates hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life has sufficient surplus earnings to make such payments. Interest of $8.0 million for each of the years ended December 31, 2013, 2012 and 2011 was approved by the Commissioner, and charged to expense.

        Subject to Commissioner approval, the notes due March 1, 2044, may be redeemed at Principal Life's election on or after March 1, 2014, in whole or in part at a redemption price of approximately 102.3% of par. The approximate 2.3% premium is scheduled to gradually diminish over the following ten years. These notes may be redeemed on or after March 1, 2024, at a redemption price of 100% of the principal amount plus interest accrued to the date of redemption. On January 21, 2014, the Commissioner approved Principal Life's election to redeem the surplus notes. On January 30, 2014, Principal Life provided surplus note holders with a notice of redemption and will redeem the $100.0 million surplus notes in whole on March 1, 2014, at a redemption price equal to 102.3% of par.

        The non-recourse mortgages, other mortgages and notes payable are primarily financings for real estate developments. Outstanding principal balances as of December 31, 2013, ranged from $1.6 million to $20.1 million per development with interest rates being 5.5% or variable. Outstanding principal balances as of December 31, 2012, ranged from $0.3 million to $9.2 million per development with interest rates generally ranging from 5.5% to 5.8%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $101.4 million and $54.2 million as of December 31, 2013 and 2012, respectively.

        Also included in non-recourse mortgages and notes payable is a long-term debt obligation we assumed with the purchase of WM Advisors, Inc. As part of the purchase, we are bound by a class B share financing agreement previously entered into by WM Advisors, Inc. and a third party. Load mutual fund shares sold without a front end load are referred to as "B shares". In exchange for paying the selling commission, we receive fees in the future to recover the up-front commission cost incurred. Prior to our purchase, WM Advisors, Inc. had entered into a purchase and sale agreement whereby the third party would purchase the rights to future cash flow streams in exchange for funding the sales commissions. The fair value of these relinquished fees is reported as a long-term debt liability. There will be no additional sales under this agreement following the effective date of the purchase. Therefore, this liability will be extinguished in 2014, which equates to the remaining contractual term in which the fund can recover fees to cover the upfront commission costs. The value of this obligation as of December 31, 2013 and 2012, was $0.2 million and $1.2 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

10. Debt — (continued)

        At December 31, 2013, future annual maturities of the long-term debt were as follows (in millions):

Year ending December 31:
2014	$0.3
2015	5.3
2016	—
2017	299.8
2018	—
Thereafter	2,296.0

Total future maturities of the long-term debt	$2,601.4

11. Income Taxes

Income Tax Expense

        Our income tax expense was as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Current income taxes (benefits):
U.S. federal	$109.5	$(66.9)	$115.4
State	7.7	(4.7)	7.2
Foreign	69.7	48.7	44.4
Tax benefit of operating loss carryforward	(134.1)	(73.7)	(0.2)

Total current income taxes (benefits)	52.8	(96.6)	166.8
U.S. federal	155.1	221.3	43.9
State	(3.1)	(1.7)	(2.6)
Foreign	(16.9)	11.6	(9.8)

Total deferred income taxes	135.1	231.2	31.5

Total income taxes	$187.9	$134.6	$198.3

Effective Income Tax Rate

        Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the year ended December 31,
	2013	2012	2011
U.S. corporate income tax rate	35%	35%	35%
Dividends received deduction	(10)	(10)	(9)
Impact of equity method presentation	(3)	(4)	(4)
Interest exclusion from taxable income	(2)	(2)	(3)
Foreign tax rate differential	(2)	(2)	—
Impact of court ruling on some uncertain tax positions	—	—	7
Other	(1)	(3)	(3)

Effective income tax rate	17%	14%	23%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

11. Income Taxes — (continued)

Unrecognized Tax Benefits

        A summary of the changes in unrecognized tax benefits follows.

	For the year ended December 31,
	2013	2012
	(in millions)
Balance at beginning of period	$119.5	$114.3
Additions based on tax positions related to the current year	10.5	10.5
Additions for tax positions of prior years	10.9	4.4
Reductions for tax positions related to the current year	(3.3)	(4.2)
Reductions for tax positions of prior years	(28.7)	(5.5)

Balance at end of period (1)	$108.9	$119.5

(1)
Of this amount, $55.4 million, if recognized, would reduce the 2013 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses.

        As of December 31, 2013 and 2012, we had recognized $37.0 million and $44.1 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively.

Net Deferred Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We reclassified certain components of deferred income taxes for the year ended December 31, 2012, to conform with December 31, 2013, presentation. The reclassification resulted in an increase in gross deferred income tax assets of $138.9 million and a corresponding increase in gross deferred tax liabilities of $138.9 million. The reclassification had no impact on the amount of valuation allowance established by us and, as a result, the net deferred tax liability remains unchanged. Significant components of our net deferred income taxes were as follows:

	December 31,
	2013	2012
	(in millions)
Deferred income tax assets:
Insurance liabilities	$241.1	$544.0
Investments, including derivatives	464.2	530.5
Net operating and capital loss carryforwards	339.8	386.2
Employee benefits	320.6	491.9
Other deferred income tax assets	90.4	55.9

Gross deferred income tax assets	1,456.1	2,008.5
Valuation allowance	(0.7)	(2.7)

Total deferred income tax assets	1,455.4	2,005.8
Deferred income tax liabilities:
Deferred acquisition costs	(807.2)	(635.3)
Investments, including derivatives	(418.3)	(562.7)
Net unrealized gains on available-for-sale securities	(584.5)	(1,114.9)
Real estate	(117.3)	(102.0)
Intangible assets	(297.7)	(160.0)
Other deferred income tax liabilities	(4.8)	(10.1)

Total deferred income tax liabilities	(2,229.8)	(2,585.0)

Total net deferred income tax liabilities	$(774.4)	$(579.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

11. Income Taxes — (continued)

        Net deferred income taxes by jurisdiction were as follows:

	December 31,
	2013	2012
	(in millions)
Deferred income tax assets:
State	$—	$3.9
Foreign	49.6	16.9

Net deferred income tax assets	49.6	20.8
Deferred income tax liabilities:
U.S. Federal	(503.4)	(446.2)
State	(1.5)	—
Foreign	(319.1)	(153.8)

Net deferred income tax liabilities	(824.0)	(600.0)

Total net deferred income tax liabilities	$(774.4)	$(579.2)

        In management's judgment, total deferred income tax assets are more likely than not to be realized. Included in the deferred income tax asset are net operating loss and tax credit carryforwards for tax purposes available to offset future taxable income. We have net operating loss and tax credit carryforwards for U.S. federal income tax purposes of $670.8 million and $988.1 million at December 31, 2013 and 2012, respectively, primarily attributable to our captive reinsurance companies that joined our consolidated U.S. federal income tax return in 2012 and 2013. These U.S. federal net operating loss and tax credit carryforwards will expire between 2021 and 2034. All accumulated U.S. federal net operating loss and tax credit carryforwards are anticipated to be utilized before expiration; therefore, no valuation allowance has been provided for the related deferred income tax assets.

        Domestic state net operating loss carryforwards were $397.7 million and $328.6 million as of December 31, 2013 and 2012, respectively, and will expire between 2015 and 2033. Foreign net operating loss carryforwards generated in various foreign countries were $95.7 million and $70.6 million as of December 31, 2013 and 2012, respectively, with some net operating loss carryforwards expiring in 2014 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to certain of these carryforwards, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. As of December 31, 2013 and 2012, valuation allowances of $0.7 million and $2.3 million, respectively, have been recorded on income tax benefits associated with foreign net operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred income tax assets that are more likely than not to be realized.

        U.S. federal and state deferred income taxes have not been provided on approximately $693.7 million and $551.1 million of accumulated but undistributed earnings from operations of foreign subsidiaries at December 31, 2013 and 2012, respectively. These earnings are considered to be indefinitely reinvested in the business. It is not practicable to determine the amount of the unrecognized deferred tax liability that would arise if these earnings were remitted due to foreign tax credits and exclusions that may become available at the time of remittance. At December 31, 2013, deferred taxes were also not provided on the approximately $106.2 million of excess book carrying value over tax basis with respect to the original investment of our foreign subsidiaries. A tax liability will be recognized when we no longer plan to indefinitely reinvest these earnings or when we plan to sell all or a portion of our ownership interest.

Other Tax Information

        Income tax returns are filed in the U.S. federal jurisdiction, as well as, various states and foreign jurisdictions where we and one or more of our subsidiaries conduct business. Although determined by jurisdiction, with few exceptions our tax uncertainties relate primarily to the U.S. federal jurisdiction. The Internal Revenue Service ("IRS") has completed examination of our consolidated U.S. federal income tax returns for years prior to 2004. We are contesting certain issues and have filed suit in the Court of Federal Claims, requesting refunds for the years 1995-2003. We do not expect litigation to be resolved within the next twelve months. We had $329.9 million and $334.6 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2013 and 2012, respectively.

        The IRS completed its examinations of tax years 2004 through 2008. We filed claims for refund for tax years 2004 and 2005 during 2012 and will file claims for refund relating to disputed adjustments for tax years 2006 through 2008 in 2014. The IRS commenced audit of our U.S. federal income tax return for 2009 during the fourth quarter of 2011, for

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

11. Income Taxes — (continued)

2010 during the first quarter of 2012 and for 2011 during the first quarter of 2013. We do not expect the results of these audits or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

        We do not believe there is a reasonable possibility the total amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The range disclosed in our 2012 financial statements was prior to the January 2013 expiration of the right to appeal the U.S. District Court for the Southern District of Iowa decision in the case of Pritired 1, LLC. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues from tax years 1995-2003 to have a material impact on our net income. Similarly, we believe there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2003.

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

December 31, 2013

12. Employee and Agent Benefits — (continued)

Obligations and Funded Status

        The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position and consolidated statements of operations, was as follows:

	Pension benefits		Other postretirement benefits
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(2,638.0)	$(2,158.4)	$(147.8)	$(165.1)
Service cost	(57.1)	(47.0)	(1.0)	(1.3)
Interest cost	(103.8)	(109.1)	(5.7)	(8.2)
Actuarial gain (loss)	279.2	(407.1)	7.9	21.2
Participant contribution	—	—	(6.8)	(6.6)
Benefits paid	79.5	76.4	13.6	13.0
Other	—	7.2	(0.8)	(0.8)

Benefit obligation at end of year	$(2,440.2)	$(2,638.0)	$(140.6)	$(147.8)

Change in plan assets
Fair value of plan assets at beginning of year	$1,682.1	$1,429.0	$519.7	$466.6
Actual return on plan assets	199.8	222.6	95.9	58.6
Employer contribution	123.2	106.9	4.2	0.9
Participant contributions	—	—	6.8	6.6
Benefits paid	(79.5)	(76.4)	(13.6)	(13.0)

Fair value of plan assets at end of year	$1,925.6	$1,682.1	$613.0	$519.7

Amount recognized in statement of financial position
Other assets	$—	$—	$473.0	$372.5
Other liabilities	(514.6)	(955.9)	(0.6)	(0.6)

Total	$(514.6)	$(955.9)	$472.4	$371.9

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$391.1	$861.2	$(83.1)	$(7.1)
Prior service benefit	(11.8)	(20.4)	(56.2)	(82.1)

Pre-tax accumulated other comprehensive (income) loss	$379.3	$840.8	$(139.3)	$(89.2)

        The accumulated benefit obligation for all defined benefit pension plans was $2,287.4 million and $2,469.1 million at December 31, 2013 and 2012, respectively.

        Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $304.3 million and $300.8 million as of December 31, 2013 and 2012, respectively.

Pension Plan Changes and Plan Gains/Losses

        On January 1, 2010, benefits under the Principal Pension Plan were frozen for certain participants.

        For the year ended December 31, 2013, the pension plans had a gain primarily due to an increase in the discount rate. For the year ended December 31, 2012, the pension plans had a loss primarily due to a decrease in the discount rate, partially offset by higher than expected asset returns.

Other Postretirement Plan Changes and Plan Gains/Losses

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") was signed into law. The Medicare Modernization Act introduced a prescription drug

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

12. Employee and Agent Benefits — (continued)

benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree medical benefit plans. During each of the years ended December 31, 2013, 2012 and 2011, the Medicare subsidies we received and accrued for were $0.8 million, $0.8 million and $0.9 million, respectively.

        An actuarial gain occurred during 2013 for the other postretirement benefit plans. This was due to an increase in the discount rate and trend assumption for post-65 retirees and a change in assumptions for retirees who voluntarily drop medical coverage at age 65 or older. An actuarial gain occurred during 2012 for the other postretirement benefit plans. This was due to a decrease in the trend and claim cost assumptions. This was partially offset by the decrease in the discount rate.

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

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

        For 2013 and 2012, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2013	2012
	(in millions)
Projected benefit obligation	$2,440.2	$2,638.0
Accumulated benefit obligation	2,287.4	2,469.1
Fair value of plan assets	1,925.6	1,682.1

Information for Other Postretirement Benefit Plans With an Accumulated Postretirement Benefit Obligation in Excess of Plan Assets

	December 31,
	2013	2012
	(in millions)
Accumulated postretirement benefit obligation	$1.5	$1.7
Fair value of plan assets	0.9	1.1

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2013	2012	2011	2013	2012	2011
	(in millions)
Service cost	$57.1	$47.0	$44.0	$1.0	$1.3	$1.2
Interest cost	103.8	109.1	108.5	5.7	8.2	8.9
Expected return on plan assets	(127.4)	(114.6)	(114.4)	(28.8)	(33.5)	(34.1)
Amortization of prior service benefit	(8.7)	(9.4)	(9.7)	(25.9)	(28.6)	(29.3)
Recognized net actuarial loss	118.5	90.9	65.8	1.0	0.9	0.4
Amounts recognized due to special events	—	(0.7)	(1.4)	—	(3.5)	(5.1)

Net periodic benefit cost (income)	$143.3	$122.3	$92.8	$(47.0)	$(55.2)	$(58.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

12. Employee and Agent Benefits — (continued)

        The pension plans' actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants. For the qualified pension plan, gains and losses are amortized without use of the 10% allowable corridor. For the nonqualified pension plans and other postretirement benefit plans, the corridors allowed are used.

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2013	2012	2013	2012
	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$(351.7)	$292.1	$(75.0)	$(46.4)
Amortization of net loss	(118.5)	(90.9)	(1.0)	(0.9)
Amortization of prior service benefit	8.7	10.1	25.9	32.1

Total recognized in pre-tax accumulated other comprehensive (income) loss	$(461.5)	$211.3	$(50.1)	$(15.2)

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$(318.2)	$333.6	$(97.1)	$(70.4)

        Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

        The estimated net actuarial (gain) loss and prior service cost (benefit) that will be amortized from AOCI into net periodic benefit cost for the pension benefits during the 2014 fiscal year are $50.6 million and $(4.8) million, respectively. The estimated net actuarial (gain) loss and prior service cost (benefit) for the postretirement benefits that will be amortized from AOCI into net periodic benefit cost during the 2014 fiscal year are $(3.4) million and $(20.3) million, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2013	2012	2013	2012
Discount rate	4.90%	4.00%	4.90%	4.00%
Rate of compensation increase	4.80%	4.80%	4.83%	4.83%

Weighted average assumptions used to determine net periodic benefit cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2013	2012	2011	2013	2012	2011
Discount rate	4.00%	5.15%	5.65%	4.00%	5.15%	5.65%
Expected long-term return on plan assets	7.50%	8.00%	8.00%	5.62%	7.30%	7.30%
Rate of compensation increase	4.80%	5.00%	5.00%	4.83%	5.00%	5.00%

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

December 31, 2013

12. Employee and Agent Benefits — (continued)

associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plans.

        For other postretirement benefits, the 5.62% expected long-term return on plan assets for 2013 is based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical, life and long-term care plans are 5.4%, 7.75% and 5.85%, respectively.

Assumed Health Care Cost Trend Rates

	December 31,
	2013	2012
Health care cost trend rate assumed for next year under age 65	8.0%	8.0%
Health care cost trend rate assumed for next year age 65 and over	6.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate (under age 65)	2020	2019
Year that the rate reaches the ultimate trend rate (65 and older)	2019	2017

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage point increase	1-percentage point decrease
	(in millions)
Effect on total of service cost and interest cost components	$0.3	$(0.3)
Effect on accumulated postretirement benefit obligation	(6.1)	5.3

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

December 31, 2013

12. Employee and Agent Benefits — (continued)

Pension Plan Assets

        The fair value of the qualified pension plan's assets by asset category as of the most recent measurement date is as follows:

	As of December 31, 2013
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$414.0	$—	$414.0	$—
U.S. small/mid cap equity portfolios (2)	102.9	—	102.9	—
Balanced asset portfolios (3)	96.9	—	96.9	—
International equity portfolios (4)	171.0	—	171.0	—
Fixed income security portfolios (5)	1,048.5	—	1,048.5	—
Real estate investment portfolios:
Direct real estate investments (6)	92.3	—	92.3	—

Total	$1,925.6	$—	$1,925.6	$—

	As of December 31, 2012
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$601.8	$—	$601.8	$—
U.S. small/mid cap equity portfolios (2)	156.2	—	156.2	—
Balanced asset portfolios (3)	82.4	—	82.4	—
International equity portfolios (4)	273.9	—	273.9	—
Fixed income security portfolios (5)	486.6	—	486.6	—
Real estate investment portfolios:
Direct real estate investments (6)	81.2	—	81.2	—

Total	$1,682.1	$—	$1,682.1	$—

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

December 31, 2013

12. Employee and Agent Benefits — (continued)

        The reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for 2011 was as follows. We had no Level 3 assets in 2012 and 2013.

	For the year ended December 31, 2011
		Actual return gains (losses) on plan assets
							Ending asset balance as of December 31, 2011
	Beginning asset balance as of December 31, 2010	Relating to assets still held at the reporting date	Relating to assets sold during the period	Net purchases, sales and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Direct real estate investments	$84.7	$1.6	$—	$1.0	$—	$(87.3)	$—

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

        According to our investment policy, the target asset allocation for the qualified plan is:

Asset Category	Target allocation
U.S. equity portfolios	0% - 45%
International equity portfolios	0% - 15%
Fixed income security portfolios	30% - 100%
Real estate investment portfolios	0% - 10%

Other Postretirement Benefit Plan Assets

        The fair value of the other postretirement benefit plans' assets by asset category as of the most recent measurement date is as follows:

	As of December 31, 2013
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$4.7	$4.7	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	157.9	157.9	—	—
Principal Life general account investment (2)	38.8	—	—	38.8
U.S. equity portfolios (3)	351.6	288.0	63.6	—
International equity portfolios (4)	60.0	45.9	14.1	—

Total	$613.0	$496.5	$77.7	$38.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

12. Employee and Agent Benefits — (continued)

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

        As of December 31, 2013 and 2012, respectively, $77.7 million and $59.4 million of assets in the U.S. equity and international equity portfolios were included in a trust owned life insurance contract.

        The reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) is as follows:

	For the year ended December 31, 2013
		Actual return gains (losses) on plan assets
							Ending asset balance as of December 31, 2013
	Beginning asset balance as of December 31, 2012	Relating to assets still held at the reporting date	Relating to assets sold during the period	Net purchases, sales, and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Principal Life general account investment	$42.1	$1.1	$—	$(4.4)	$—	$—	$38.8

	For the year ended December 31, 2012
		Actual return gains (losses) on plan assets
							Ending assets balance as of December 31, 2012
	Beginning assets balance as of December 31, 2011			Net purchases, sales, and settlements
		Relating to assets still held at the reporting date	Relating to assets sold during the period		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Principal Life general account investment	$42.5	$3.1	$—	$(3.5)	$—	$—	$42.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

12. Employee and Agent Benefits — (continued)

	For the year ended December 31, 2011
		Actual return gains (losses) on plan assets
							Ending assets balance as of December 31, 2011
	Beginning assets balance as of December 31, 2010
		Relating to assets still held at the reporting date	Relating to assets sold during the period	Net purchases, sales, and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Principal Life general account investment	$44.5	$3.0	$—	$(5.0)	$—	$—	$42.5

        According to our investment policy, the target asset allocation for the other postretirement benefit plans is:

Asset Category	Target allocation
U.S. equity portfolios	45% - 65%
International equity portfolios	5% - 15%
Fixed income security portfolios	30% - 50%

        The investment strategies and policies for the other postretirement benefit plans are similar to those employed by the qualified pension plan.

Contributions

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2014 in the range of $125-$175 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2014 pending future analysis.

Estimated Future Benefit Payments

        The estimated future benefit payments, which reflect expected future service, and the expected amount of subsidy receipts under Medicare Part D are:

	Pension benefits	Other postretirement benefits (gross benefit payments, including prescription drug benefits)	Amount of Medicare Part D subsidy receipts
	(in millions)
Year ending December 31:
2014	$98.7	$18.1	$1.0
2015	102.9	18.6	1.0
2016	108.2	19.0	1.0
2017	114.4	19.3	1.1
2018	120.6	19.4	1.1
2019 - 2023	708.4	99.1	5.1

        The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

        The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2013.

        The information that follows shows supplemental information for our defined benefit pension plans. Certain key summary data is shown separately for qualified and nonqualified plans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

12. Employee and Agent Benefits — (continued)

	For the year ended December 31,
	2013			2012
	Qualified Plan	Nonqualified Plan	Total	Qualified Plan	Nonqualified Plan	Total
	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(138.6)	(376.0)	(514.6)	(557.7)	(398.2)	(955.9)

Total	$(138.6)	$(376.0)	$(514.6)	$(557.7)	$(398.2)	$(955.9)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$298.3	$92.8	$391.1	$725.0	$136.2	$861.2
Prior service benefit	(6.5)	(5.3)	(11.8)	(12.5)	(7.9)	(20.4)

Pre-tax accumulated other comprehensive loss	$291.8	$87.5	$379.3	$712.5	$128.3	$840.8

Components of net periodic benefit cost
Service cost	$50.4	$6.7	$57.1	$42.3	$4.7	$47.0
Interest cost	88.2	15.6	103.8	92.8	16.3	109.1
Expected return on plan assets	(127.4)	—	(127.4)	(114.6)	—	(114.6)
Amortization of prior service benefit	(6.1)	(2.6)	(8.7)	(6.3)	(3.1)	(9.4)
Recognized net actuarial loss	104.4	14.1	118.5	84.8	6.1	90.9
Amounts recognized due to special events	—	—	—	(0.4)	(0.3)	(0.7)

Net periodic benefit cost	$109.5	$33.8	$143.3	$98.6	$23.7	$122.3

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$(322.4)	$(29.3)	$(351.7)	$223.5	$68.6	$292.1
Amortization of net loss	(104.4)	(14.1)	(118.5)	(84.8)	(6.1)	(90.9)
Amortization of prior service benefit	6.1	2.6	8.7	6.7	3.4	10.1

Total recognized in pre-tax accumulated other comprehensive (income) loss	$(420.7)	$(40.8)	$(461.5)	$145.4	$65.9	$211.3

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$(311.2)	$(7.0)	$(318.2)	$244.0	$89.6	$333.6

        In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $17,500 of their compensation to the plans in 2013. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced, and the 401(k) matching contribution was increased. Employees who were ages 47 or older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as "Grandfathered Choice Participants." We match the Grandfathered Choice Participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. For all other participants, we match the participant's contributions at a 75% contribution rate up to a maximum of 6% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock. We contributed $39.8 million, $37.3 million and $36.3 million in 2013, 2012 and 2011, respectively, to our qualified defined contribution plans.

        We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by federal tax law with respect to the qualified plans. In 2013, we matched the Grandfathered Choice Participant's deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant's compensation. For all other participants, we matched the participant's deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant's compensation. We contributed $5.0 million, $4.6 million and $3.5 million in 2013, 2012 and 2011, respectively, to our nonqualified deferred compensation plans.

13. Contingencies, Guarantees and Indemnifications

Litigation and Regulatory Contingencies

        We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

13. Contingencies, Guarantees and Indemnifications — (continued)

accumulation products and services; individual life insurance, specialty benefits insurance and our investment activities. Some of the lawsuits may be class actions, or purport to be, and some may include claims for unspecified or substantial punitive and treble damages.

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

        On August 29, 2013, American Chemicals & Equipment, Inc. 401(k) Retirement Plan ("ACE") filed a lawsuit in the United States District Court for the Northern District of Alabama against Principal Management Corporation and Principal Global Investors, LLC (the "ACE Defendants"). The lawsuit alleges the ACE Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging excessive fees on certain of the LifeTime series target date funds. On January 24, 2014, the court granted the motion filed by the ACE Defendants to transfer the case to the Southern District of Iowa. The ACE Defendants are aggressively defending the lawsuit.

        On December 2, 2009 and December 4, 2009, two plaintiffs, Cruise and Mullaney, each filed putative class action lawsuits in the United States District Court for the Southern District of New York against us; Principal Life; Principal Global Investors, LLC; Principal Management Corporation; and Principal Real Estate Investors, LLC (the "Cruise/Mullaney Defendants"). The lawsuits alleged the Cruise/Mullaney Defendants failed to manage the Principal U.S. Property Separate Account ("PUSPSA") in the best interests of investors, improperly imposed a "withdrawal freeze" on September 26, 2008, and instituted a "withdrawal queue" to honor withdrawal requests as sufficient liquidity became available. The two lawsuits, as well as two subsequently filed complaints asserting similar claims, have been consolidated and are now known as In re Principal U.S. Property Account Litigation. Plaintiffs' request for permission to appeal the denial of class certification was denied by the U.S. Eighth Circuit Court of Appeals on December 31, 2013. The Cruise/Mullaney Defendants are aggressively defending the lawsuit.

        In 2008, Principal Life received approximately $440.0 million in connection with the termination of certain structured transactions and the resulting prepayment of Principal Life's investment in those transactions. The transactions involved Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc. (collectively, "Lehman") in various capacities. Subsequent to Lehman's 2008 bankruptcy filing, its bankruptcy estate initiated several law suits seeking to recover from numerous sources significant amounts to which it claims entitlement under various theories. The estate is attempting to recover from Principal Life an amount, including interest, of approximately $500.0 million. We are one of numerous defendants to this action, which has been stayed by the bankruptcy court. We believe that we have meritorious defenses to Lehman's claims and intend to aggressively defend against them once the stay is lifted and we are allowed to do so.

        While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

13. Contingencies, Guarantees and Indemnifications — (continued)

December 31, 2013, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

        We believe all of the litigation contingencies discussed above involve a chance of loss that is either remote or reasonably possible. Unless otherwise noted, all of these matters involve unspecified claim amounts, in which the respective plaintiffs seek an indeterminate amount of damages. To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith.

        The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at December 31, 2013.

Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. These agreements generally expire through 2019. The maximum exposure under these agreements as of December 31, 2013, was approximately $251.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

Guaranty Funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state's fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2013 and 2012, the liability balance for guaranty fund assessments, which is not discounted, was $22.5 million and $31.0 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of December 31, 2013 and 2012, $11.5 million and $16.5 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

Operating Leases

        As a lessee, we lease office space, data processing equipment, office furniture and office equipment under various operating leases. Rental expense for the years ended December 31, 2013, 2012 and 2011, respectively, was $36.3 million, $41.9 million and $51.1 million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

13. Contingencies, Guarantees and Indemnifications — (continued)

        The following represents payments due by period for operating lease obligations (in millions):

Year ending December 31:
2014	$42.3
2015	37.0
2016	30.9
2017	23.2
2018	10.8
2019 and thereafter	53.9

Total operating lease obligations	198.1
Less: Future sublease rental income on noncancelable leases	7.7

Total future minimum lease payments	$190.4

Capital Leases

        We lease buildings and hardware storage equipment under capital leases. As of December 31, 2013 and 2012, these leases had a gross asset balance of $42.6 million and $35.5 million and accumulated depreciation of $16.1 million and $11.5 million, respectively. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $10.5 million, $7.9 million and $4.4 million, respectively.

        The following represents future minimum lease payments due by period for capital lease obligations (in millions).

Year ending December 31:
2014	$7.2
2015	6.1
2016	4.5
2017	1.7
2018	0.1

Total	19.6
Less: Amounts representing interest	0.6

Net present value of minimum lease payments	$19.0

14. Stockholders' Equity

Preferred Stock

        As of December 31, 2013, we had 13.0 million shares of preferred stock authorized, issued and outstanding under the two series described below. Preferred stockholders have dividend and liquidation priority over common stockholders.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

14. Stockholders' Equity — (continued)

Dividend Restrictions and Payments

        The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders' equity levels. As of December 31, 2013, we have no preferred dividend restrictions.

        On April 1, 2013; July 1, 2013; September 30, 2013 and December 30, 2013, we paid a dividend of $8.2 million, $8.3 million, $8.2 million and $8.3 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 14, 2013; June 13, 2013; September 12, 2013 and December 12, 2013, respectively.

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

Common Stock

Date of dividend payment	Date of record	Dividend per common share	Common stock dividend
			(in millions)
2013:
December 27, 2013	December 9, 2013	$0.26	$76.7
September 27, 2013	September 5, 2013	0.26	76.5
June 28, 2013	June 3, 2013	0.23	67.6
March 29, 2013	March 11, 2013	0.23	67.6
2012:
December 28, 2012	December 10, 2012	$0.21	$61.7
September 28, 2012	September 6, 2012	0.21	61.6
June 29, 2012	June 11, 2012	0.18	53.7
March 30, 2012	March 12, 2012	0.18	54.3
2011:
December 2, 2011	November 10, 2011	$0.70	$213.7

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2011	3.0	10.0	320.4
Shares issued	—	—	1.8
Treasury stock acquired	—	—	(21.1)

Outstanding shares at December 31, 2011	3.0	10.0	301.1
Shares issued	—	—	3.2
Treasury stock acquired	—	—	(10.5)

Outstanding shares at December 31, 2012	3.0	10.0	293.8
Shares issued	—	—	5.8
Treasury stock acquired	—	—	(4.4)

Outstanding shares at December 31, 2013	3.0	10.0	295.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

14. Stockholders' Equity — (continued)

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

Other Comprehensive Income (Loss)

	For the year ended December 31, 2013
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(1,686.5)	$559.5	$(1,127.0)
Reclassification adjustment for losses included in net income (1)	61.1	(20.9)	40.2
Adjustments for assumed changes in amortization patterns	252.8	(88.5)	164.3
Adjustments for assumed changes in policyholder liabilities	575.7	(193.4)	382.3

Net unrealized losses on available-for-sale securities	(796.9)	256.7	(540.2)

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	24.5	(8.3)	16.2
Adjustments for assumed changes in amortization patterns	(14.4)	5.1	(9.3)

Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	10.1	(3.2)	6.9

Net unrealized losses on derivative instruments during the period	(46.3)	16.8	(29.5)
Reclassification adjustment for losses included in net income (3)	11.6	(4.3)	7.3
Adjustments for assumed changes in amortization patterns	10.9	(3.8)	7.1
Adjustments for assumed changes in policyholder liabilities	20.5	(7.2)	13.3

Net unrealized losses on derivative instruments	(3.3)	1.5	(1.8)

Foreign currency translation adjustment	(282.6)	13.2	(269.4)

Unrecognized postretirement benefit obligation during the period	426.7	(149.3)	277.4
Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	84.9	(29.7)	55.2

Net unrecognized postretirement benefit obligation	511.6	(179.0)	332.6

Other comprehensive loss	$(561.1)	$89.2	$(471.9)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

14. Stockholders' Equity — (continued)

	For the year ended December 31, 2012
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$1,577.3	$(520.6)	$1,056.7
Reclassification adjustment for losses included in net income (1)	107.8	(38.4)	69.4
Adjustments for assumed changes in amortization patterns	(169.0)	59.1	(109.9)
Adjustments for assumed changes in policyholder liabilities	(689.2)	230.6	(458.6)

Net unrealized gains on available-for-sale securities	826.9	(269.3)	557.6

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	(17.3)	6.1	(11.2)
Adjustments for assumed changes in amortization patterns	4.0	(1.6)	2.4
Adjustments for assumed changes in policyholder liabilities	3.2	(1.1)	2.1

Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	(10.1)	3.4	(6.7)

Net unrealized losses on derivative instruments during the period	(25.9)	9.1	(16.8)
Reclassification adjustment for losses included in net income (3)	3.4	(1.5)	1.9
Adjustments for assumed changes in amortization patterns	25.9	(9.1)	16.8
Adjustments for assumed changes in policyholder liabilities	(70.0)	24.5	(45.5)

Net unrealized losses on derivative instruments	(66.6)	23.0	(43.6)

Foreign currency translation adjustment	(25.4)	15.6	(9.8)

Unrecognized postretirement benefit obligation during the period	(245.7)	86.0	(159.7)
Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	49.6	(17.3)	32.3

Net unrecognized postretirement benefit obligation	(196.1)	68.7	(127.4)

Other comprehensive income	$528.7	$(158.6)	$370.1

	For the year ended December 31, 2011
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$559.4	$(207.9)	$351.5
Reclassification adjustment for losses included in net income (1)	112.0	(42.9)	69.1
Adjustments for assumed changes in amortization patterns	(114.9)	40.2	(74.7)
Adjustments for assumed changes in policyholder liabilities	(230.3)	93.0	(137.3)

Net unrealized gains on available-for-sale securities	326.2	(117.6)	208.6

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	49.9	(18.0)	31.9
Adjustments for assumed changes in amortization patterns	(1.4)	0.5	(0.9)

Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	48.5	(17.5)	31.0

Net unrealized gains on derivative instruments during the period	39.6	(13.8)	25.8
Reclassification adjustment for losses included in net income (3)	20.7	(7.4)	13.3
Adjustments for assumed changes in amortization patterns	(23.9)	8.4	(15.5)

Net unrealized gains on derivative instruments	36.4	(12.8)	23.6

Foreign currency translation adjustment	(130.8)	(0.1)	(130.9)

Unrecognized postretirement benefit obligation during the period	(286.7)	100.3	(186.4)
Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	20.7	(7.2)	13.5

Net unrecognized postretirement benefit obligation	(266.0)	93.1	(172.9)

Other comprehensive loss	$14.3	$(54.9)	$(40.6)

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

(3)
See Note 6, Derivative Financial Instruments — Cash Flow Hedges, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

14. Stockholders' Equity — (continued)

(4)
Pre-tax amortization of prior service cost and actuarial loss included in net periodic benefit cost, which is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, is reported in operating expenses on the consolidated statements of operations. See Note 12, Employee and Agent Benefits — Components of Net Periodic Benefit Cost, for further details.

Accumulated Other Comprehensive Income

	Net unrealized gains on available-for-sale securities	Noncredit component of impairment losses on fixed maturities available-for-sale	Net unrealized gains (losses) on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2011	$652.1	$(198.2)	$11.3	$34.5	$(188.2)	$311.5
Other comprehensive income during the period, net of adjustments	139.5	—	10.3	(130.4)	(186.4)	(167.0)
Amounts reclassified from AOCI	69.1	31.0	13.3	—	13.5	126.9

Other comprehensive loss	208.6	31.0	23.6	(130.4)	(172.9)	(40.1)

Balances at December 31, 2011	860.7	(167.2)	34.9	(95.9)	(361.1)	271.4
Other comprehensive income during the period, net of adjustments	488.2	(6.7)	(45.5)	(11.0)	(159.7)	265.3
Amounts reclassified from AOCI	69.4	—	1.9	—	32.3	103.6

Other comprehensive income	557.6	(6.7)	(43.6)	(11.0)	(127.4)	368.9

Balances at December 31, 2012	1,418.3	(173.9)	(8.7)	(106.9)	(488.5)	640.3
Other comprehensive income during the period, net of adjustments	(580.4)	—	(9.1)	(254.6)	277.4	(566.7)
Amounts reclassified from AOCI	40.2	6.9	7.3	—	55.2	109.6

Other comprehensive loss	(540.2)	6.9	(1.8)	(254.6)	332.6	(457.1)

Balances at December 31, 2013	$878.1	$(167.0)	$(10.5)	$(361.5)	$(155.9)	$183.2

Noncontrolling Interest

        Interest held by unaffiliated parties in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling partners' share of the underlying net assets of our consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the consolidated statements of financial position.

        The noncontrolling interest holders in certain of our subsidiaries maintain an equity interest that is redeemable at the option of the holder, which may be exercised on varying dates. Since redemption of the noncontrolling interest is outside of our control, this interest is presented on the consolidated statements of financial position line item titled "Redeemable noncontrolling interest." If the interest were to be redeemed, we would be required to purchase such interest at a redemption value based on fair value or a formula that management intended to reasonably approximate fair value based on a fixed multiple of earnings over a measurement period. As such, the carrying value of the redeemable noncontrolling interest is compared to the redemption value at each reporting period. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in redemption value prior to exercise of the redemption option are determined after the attribution of net income or loss of the subsidiary and are recognized in the redemption value as they occur. Adjustments to the carrying value of redeemable noncontrolling interest result in adjustments to additional paid-in capital and/or retained earnings. Adjustments are recorded in retained earnings to the extent the redemption value of the redeemable noncontrolling interest exceeds its fair value and will impact the numerator in our earnings per share calculations. All other adjustments to the redeemable noncontrolling interest are recorded in additional paid-in capital.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

14. Stockholders' Equity — (continued)

        Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance at January 1, 2011	$—
Net income attributable to redeemable noncontrolling interest	0.2
Redeemable noncontrolling interest assumed related to acquisition	22.0

Balance at December 31, 2011	22.2
Net income attributable to redeemable noncontrolling interest	1.9
Redeemable noncontrolling interest assumed related to acquisition	37.2
Distributions to redeemable noncontrolling interest	(2.0)
Foreign currency translation adjustment	1.1

Balance at December 31, 2012	60.4
Net income attributable to redeemable noncontrolling interest	13.6
Reclassification from stockholders' equity (1)	173.9
Contributions from redeemable noncontrolling interest	1.2
Distributions to redeemable noncontrolling interest	(13.9)
Purchase of subsidiary shares from redeemable noncontrolling interest	(2.4)
Change in redemption value of redeemable noncontrolling interest	19.2
Foreign currency translation adjustment	(4.8)

Balance at December 31, 2013	$247.2

(1)
During the third quarter of 2013, we identified a classification error of certain of our noncontrolling interests. The classification error had no impact on net income, but did impact earnings per share to the extent the redemption value of the redeemable noncontrolling interest exceeds the fair value. We evaluated the classification error and related earnings per share impact based on qualitative and quantitative factors in accordance with SEC Staff Accounting Bulletins 99 and 108 and concluded the impact was not material in the current or any prior quarterly or annual periods presented. During the third quarter of 2013, we recorded a $173.9 million increase to redeemable noncontrolling interest and a corresponding decrease to stockholders' equity. See related discussion in Note 19, Earnings Per Share.

Dividend Limitations

        The declaration and payment of our common stock dividends is subject to the discretion of our Board of Directors and will depend on our overall financial condition, results of operations, capital levels, cash requirements, future prospects, receipt of dividends from Principal Life (as described below), risk management considerations and other factors deemed relevant by the Board. There are no significant restrictions that limit the payment of dividends by us, except those generally applicable to corporations incorporated in Delaware.

        Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. In general, the current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2013 statutory results, Principal Life could pay approximately $687.2 million in stockholder dividends in 2014 without exceeding the statutory limitation.

15. Fair Value Measurements

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

December 31, 2013

15. Fair Value Measurements — (continued)

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

Fixed Maturities

        Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred securities. When available, the fair value of fixed maturities is based on quoted prices of identical assets in active markets. These are reflected in Level 1 and primarily include U.S. Treasury bonds and actively traded redeemable corporate preferred securities.

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

        If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of December 31, 2013, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

15. Fair Value Measurements — (continued)

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

        States and Political Subdivisions.    Inputs include Municipal Securities Rulemaking Board reported trades, U.S. Treasury and other benchmark curves, material event notices, new issue data and obligor credit ratings.

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

Derivatives

        The fair values of exchange-traded derivatives are determined through quoted market prices, which are reflected in Level 1. Exchange-traded derivatives include futures that are settled daily such that their fair value is not reflected in the consolidated statements of financial position. The fair values of derivative instruments cleared through centralized clearinghouses are determined through market prices published by the clearinghouses, which are reflected in Level 2. The clearinghouses may utilize the overnight indexed swap ("OIS") curve in their valuation. The fair values of bilateral OTC derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. The majority of our bilateral OTC derivatives are valued with models that use market observable inputs, which are reflected in Level 2. Significant inputs include contractual terms, interest rates, currency exchange rates, credit spread curves, equity prices and volatilities. These valuation models consider projected discounted cash flows, relevant swap curves and appropriate implied volatilities. Certain bilateral OTC derivatives utilize unobservable market data, primarily independent broker quotes that are nonbinding quotes based on models that do not reflect the result of market transactions, which are reflected in Level 3.

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

December 31, 2013

15. Fair Value Measurements — (continued)

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

Investment-Type Insurance Contracts

        Certain annuity contracts and other investment-type insurance contracts include embedded derivatives that have been bifurcated from the host contract and that are measured at fair value on a recurring basis, which are reflected in Level 3. The key assumptions for calculating the fair value of the embedded derivative liabilities are market assumptions (such as equity market returns, interest rate levels, market volatility and correlations) and policyholder behavior assumptions (such as lapse, mortality, utilization and withdrawal patterns). Risk margins are included in the policyholder behavior assumptions. The assumptions are based on a combination of historical data and actuarial judgment. The

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

15. Fair Value Measurements — (continued)

embedded derivative liabilities are valued using stochastic models that incorporate a spread reflecting our own creditworthiness.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of December 31, 2013
	Assets/ (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$780.5	$409.3	$371.2	$—
Non-U.S. governments	996.8	—	949.3	47.5
States and political subdivisions	3,658.0	—	3,656.2	1.8
Corporate	31,919.0	40.3	31,714.7	164.0
Residential mortgage-backed securities	2,845.2	—	2,845.2	—
Commercial mortgage-backed securities	4,026.4	—	4,024.8	1.6
Collateralized debt obligations	363.4	—	325.6	37.8
Other debt obligations	4,167.8	—	4,083.7	84.1

Total fixed maturities, available-for-sale	48,757.1	449.6	47,970.7	336.8
Fixed maturities, trading	563.1	—	393.2	169.9
Equity securities, available-for-sale	110.5	38.1	55.5	16.9
Equity securities, trading	716.9	105.1	611.8	—
Derivative assets (1)	665.1	—	590.9	74.2
Other investments (2)	361.1	6.8	211.4	142.9
Cash equivalents (3)	1,459.0	—	1,459.0	—

Sub-total excluding separate account assets	52,632.8	599.6	51,292.5	740.7
Separate account assets	130,018.4	67,215.1	57,538.1	5,265.2

Total assets	$182,651.2	$67,814.7	$108,830.6	$6,005.9

Liabilities
Investment-type insurance contracts (4)	$(6.9)	$—	$—	$(6.9)
Derivative liabilities (1)	(1,024.6)	—	(985.0)	(39.6)
Other liabilities (4)	(322.1)	—	(248.2)	(73.9)

Total liabilities	$(1,353.6)	$—	$(1,233.2)	$(120.4)

Net assets (liabilities)	$181,297.6	$67,814.7	$107,597.4	$5,885.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

15. Fair Value Measurements — (continued)

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

(1)
Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. Refer to Note 6, Derivative Financial Instruments, for further information on fair value by class of derivative instruments. Our derivatives are primarily Level 2, with the exception of certain credit default swaps and other swaps that are Level 3.

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

December 31, 2013

15. Fair Value Measurements — (continued)

Changes in Level 3 Fair Value Measurements

        The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the year ended December 31, 2013
	Beginning asset/ (liability) balance as of December 31, 2012	Total realized/unrealized gains (losses)					Ending asset/ (liability) balance as of December 31, 2013	Changes in unrealized gains (losses) included in net income relating to positions still held (1)
				Net purchases, sales, issuances and settlements (4)
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$44.3	$(0.1)	$(0.9)	$4.2	$—	$—	$47.5	$(0.1)
States and political subdivisions	1.9	—	—	(0.1)	—	—	1.8	—
Corporate	174.5	(13.4)	4.5	(23.0)	105.3	(83.9)	164.0	(10.4)
Commercial mortgage-backed securities	—	—	(0.1)	(0.7)	2.4	—	1.6	—
Collateralized debt obligations	77.6	2.1	7.2	(56.0)	31.7	(24.8)	37.8	—
Other debt obligations	14.7	(0.3)	2.8	34.9	32.0	—	84.1	(0.3)

Total fixed maturities, available-for-sale	313.0	(11.7)	13.5	(40.7)	171.4	(108.7)	336.8	(10.8)
Fixed maturities, trading	166.8	3.0	—	0.1	—	—	169.9	3.1
Equity securities, available-for-sale	15.3	(0.2)	1.8	—	—	—	16.9	(0.2)
Derivative assets	75.1	(19.5)	—	18.6	—	—	74.2	(19.8)
Other investments	113.9	11.2	—	17.8	—	—	142.9	11.2
Separate account assets (2)	4,616.0	574.9	(0.1)	68.2	12.7	(6.5)	5,265.2	545.8
Liabilities
Investments-type insurance contracts	(170.5)	147.3	—	16.3	—	—	(6.9)	145.0
Derivative liabilities	(102.6)	55.0	(0.1)	8.1	—	—	(39.6)	53.9
Other liabilities (3)	(39.6)	(34.3)	—	—	—	—	(73.9)	(34.3)

	For the year ended December 31, 2012
								Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2011	Total realized/unrealized gains (losses)					Ending asset/ (liability) balance as of December 31, 2012
				Net purchases, sales, issuances and settlements (4)
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$22.9	$(0.2)	$(0.3)	$7.4	$14.5	$—	$44.3	$(0.1)
States and political subdivisions	—	—	0.2	(0.1)	1.8	—	1.9	—
Corporate	297.0	(9.2)	19.9	(75.5)	79.7	(137.4)	174.5	(2.6)
Collateralized debt obligations	102.5	(3.3)	5.1	4.5	—	(31.2)	77.6	—
Other debt obligations	27.3	(2.3)	0.6	(26.2)	15.3	—	14.7	(2.2)

Total fixed maturities, available-for-sale	449.7	(15.0)	25.5	(89.9)	111.3	(168.6)	313.0	(4.9)
Fixed maturities, trading	220.8	3.2	—	(66.7)	9.5	—	166.8	(4.4)
Equity securities, available-for-sale	18.0	(0.3)	(2.4)	—	—	—	15.3	—
Derivative assets	60.2	2.9	—	12.0	—	—	75.1	4.9
Other investments	97.5	2.1	—	14.3	—	—	113.9	2.2
Separate account assets (2)	4,198.2	421.3	0.4	(3.6)	1.6	(1.9)	4,616.0	412.8
Liabilities
Investments-type insurance contracts	(195.8)	38.3	(0.1)	(12.9)	—	—	(170.5)	35.3
Derivative liabilities	(177.1)	39.8	1.3	33.4	—	—	(102.6)	38.6
Other liabilities (3)	(24.2)	(23.5)	—	8.1	—	—	(39.6)	(20.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

15. Fair Value Measurements — (continued)

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

(4)
Gross purchases, sales, issuances and settlements were:

	For the year ended December 31, 2013
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. government	$9.3	$(3.9)	$—	$(1.2)	$4.2
State and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	32.6	(33.3)	—	(22.3)	(23.0)
Commercial mortgage-backed securities	—	—	—	(0.7)	(0.7)
Collateralized debt obligations	17.0	(47.4)	—	(25.6)	(56.0)
Other debt obligations	37.8	—	—	(2.9)	34.9

Total fixed maturities, available-for-sale	96.7	(84.6)	—	(52.8)	(40.7)
Fixed maturities, trading	—	—	—	0.1	0.1
Derivative assets	22.1	(3.5)	—	—	18.6
Other investments	30.2	—	—	(12.4)	17.8
Separate account assets (5)	418.4	(300.8)	(21.8)	(27.6)	68.2
Liabilities
Investment-type insurance contracts	—	—	11.0	5.3	16.3
Derivative liabilities	(3.4)	11.5	—	—	8.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

15. Fair Value Measurements — (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

15. Fair Value Measurements — (continued)

Transfers

        Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels are summarized below.

	For the year ended December 31, 2013
	Transfers out of Level 1 into Level 2	Transfers out of Level 1 into Level 3	Transfers out of Level 2 into Level 1	Transfers out of Level 2 into Level 3	Transfers out of Level 3 into Level 1	Transfers out of Level 3 into Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$105.3	$—	$83.9
Commercial mortgage-backed securities	—	—	—	2.4	—	—
Collateralized debt obligations	—	—	—	31.7	—	24.8
Other debt obligations	—	—	—	32.0	—	—

Total fixed maturities, available-for-sale	—	—	—	171.4	—	108.7
Separate account assets	253.9	0.1	15.5	12.6	—	6.5

	For the year ended December 31, 2012
	Transfers out of Level 1 into Level 2	Transfers out of Level 1 into Level 3	Transfers out of Level 2 into Level 1	Transfers out of Level 2 into Level 3	Transfers out of Level 3 into Level 1	Transfers out of Level 3 into Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$14.5	$—	$—
States and political subdivisions	—	—	—	1.8	—	—
Corporate	—	—	—	79.7	—	137.4
Collateralized debt obligations	—	—	—	—	—	31.2
Other debt obligations	—	—	—	15.3	—	—

Total fixed maturities, available-for-sale	—	—	—	111.3	—	168.6
Fixed maturities, trading	—	—	—	9.5	—	—
Separate account assets	3,255.7	0.3	205.5	1.3	—	1.9

        Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

        We had significant transfers of separate account assets between Level 1 and Level 2, primarily related to foreign equity securities. When these securities are valued at the local close price of the exchange where the assets traded, they are reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices and the fair value is reflected in Level 2. During 2011, $2,796.1 million of separate account assets transferred out of Level 2 into Level 1. During 2011, $3,595.9 million, of separate account assets transferred out of Level 1 into Level 2.

        Assets transferred into Level 3 during 2013, 2012 and 2011, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

        Assets transferred out of Level 3 during 2013, 2012 and 2011, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

15. Fair Value Measurements — (continued)

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

	As of December 31, 2013
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$11.7	Discounted cash flow	Discount rate (1)	2.0%	2.0%
			Illiquidity premium	50 basis points ("bps")	50bps
Corporate	70.1	Discounted cash flow	Discount rate (1)	1.9% - 7.7%	4.4%
			Earnings before interest, taxes, depreciation and amortization multiple	0x - 4.5x	0.2x
			Comparability adjustment	0 - 125bps	43bps
			Probability of default	0% - 100%	5.4%
			Potential loss severity	0% - 16%	0.9%
			Illiquidity premium	0bps - 25bps	15bps
Commercial mortgage-backed securities	1.6	Discounted cash flow	Discount rate (1)	1.5% - 4.5%	0.0%
Collateralized debt obligations	13.6	Discounted cash flow	Discount rate (1)	1.5%	1.5%
			Illiquidity premium	400bps	400bps
Other debt obligations	33.6	Discounted cash flow	Discount rate (1)	2.0% - 15.0%	6.7%
			Illiquidity premium	0bps - 50bps	11bps
Fixed maturities, trading	36.2	Discounted cash flow	Discount rate (1)	1.6% - 83.0%	3.4%
			Illiquidity premium	0bps - 1,400bps	370bps
	110.4	See note (2)
Other investments	68.1	Discounted cash flow — commercial mortgage loans of consolidated VIEs	Discount rate (1)	4.8%	4.8%
			Illiquidity premium	94bps	94bps
	74.8	Discounted cash flow — equity method real estate investments	Discount rate (1)	7.8% - 8.1%	7.9%
			Terminal capitalization rate	5.5% - 6.8%	6.1%
			Average market rent growth rate	3.5% - 3.6%	3.6%
		Discounted cash flow — equity method real estate investment — debt	Loan to value	40.5% - 61.0%	50.7%
			Credit spread rate	1.5% - 2.0%	1.8%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

15. Fair Value Measurements — (continued)

	As of December 31, 2013
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Separate account assets	5,090.4	Discounted cash flow — mortgage loans	Discount rate (1)	0.6% - 5.6%	3.3%
			Illiquidity premium	0bps - 60bps	12bps
			Credit spread rate	32bps - 440bps	214bps
		Discounted cash flow — real estate	Discount rate (1)	6.0% - 16.0%	7.6%
			Terminal capitalization rate	4.5% - 9.0%	6.6%
			Average market rent growth rate	2.4% - 4.7%	3.0%
		Discounted cash flow — real estate debt	Loan to value	11.0% - 55.9%	50.3%
			Credit spread rate	1.5% - 5.2%	3.3%
Liabilities
Investment-type insurance contracts	(6.9)	Discounted cash flow	Long duration interest rate	3.8% - 3.9% (3)
			Long-term equity market volatility	15.0% - 40.1%
			Non-performance risk	0.2% - 1.2%
			Utilization rate	See note (4)
			Lapse rate	0.5% - 14.6%
			Mortality rate	See note (5)
Derivative liabilities	(19.9)	See note (2)
Other liabilities	(73.9)	See note (2)

	As of December 31, 2012
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$12.9	Discounted cash flow	Discount rate (1)	1.6%	1.6%
			Illiquidity premium	50 basis points ("bps")	50bps
Corporate	66.6	Discounted cash flow	Discount rate (1)	1.7% - 29.0%	8.4%
			Illiquidity premium	0bps - 100bps	39bps
			Earnings before interest, taxes, depreciation and amortization multiple	0x - 3.5x	0.2x
			Probability of default	0% - 100%	6.4%
			Potential loss severity	0% - 30%	1.9%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

15. Fair Value Measurements — (continued)

	As of December 31, 2012
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Collateralized debt obligations	38.2	Discounted cash flow	Discount rate (1)	1.0% - 19.8%	13.3%
			Illiquidity premium	400bps - 1,000bps	791bps
Other debt obligations	14.7	Discounted cash flow	Discount rate (1)	6.5% - 20.0%	11.8%
			Illiquidity premium	0bps - 50bps	30bps
Fixed maturities, trading	35.9	Discounted cash flow	Discount rate (1)	1.2% - 60.5%	4.1%
			Illiquidity premium	0bps - 1,400bps	390bps
	110.4	See note (2)
Other investments	80.3	Discounted cash flow — commercial mortgage loans of consolidated VIEs	Discount rate (1)	3.5%	3.5%
			Illiquidity premium	287bps	287bps
	33.6	Discounted cash flow — equity method real estate investment	Discount rate (1)	9.3%	9.3%
			Terminal capitalization rate	5.5%	5.5%
			Average market rent growth rate	3.6%	3.6%
		Discounted cash flow — equity method real estate investment debt	Loan to value	49.4%	49.4%
			Credit spread rate	3.3%	3.3%
Separate account assets	4,449.0	Discounted cash flow — mortgage loans	Discount rate (1)	0.8% - 10.4%	3.3%
			Illiquidity premium	0bps - 50bps	20bps
			Credit spread rate	44bps - 975bps	286bps
		Discounted cash flow — real estate	Discount rate (1)	6.5% - 16.0%	8.3%
			Terminal capitalization rate	4.8% - 9.0%	7.2%
			Average market rent growth rate	2.3% - 5.5%	3.3%
		Discounted cash flow — real estate debt	Loan to value	17.0% - 86.0%	54.8%
			Credit spread rate	1.6% - 5.3%	3.5%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

15. Fair Value Measurements — (continued)

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

December 31, 2013

15. Fair Value Measurements — (continued)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Certain assets are measured at fair value on a nonrecurring basis. During 2013, certain mortgage loans had been marked to fair value of $153.1 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $27.5 million that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs. The fair value of the underlying collateral is determined based on a discounted cash flow valuation either from an external broker opinion of value or an internal model. Significant inputs used in the discounted cash flow calculation include: a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the mortgage loans marked to fair value during 2013 were:

  Discount rate = 8.0% - 20.0%
  Terminal capitalization rate = 7.3% - 10.5%
  Average market rent growth = 1.0% - 10.9%

        During 2013, certain mortgage servicing rights had been marked to fair value of $7.3 million. The net impact of impairments and subsequent improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net gain of $1.3 million that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans. The discount rate used in calculating the present value of the future servicing cash flows was 4.3% for the year ended December 31, 2013.

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

December 31, 2013

15. Fair Value Measurements — (continued)

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

        During 2011, certain real estate had been written down to fair value of $3.9 million. This write down resulted in a loss of $0.6 million that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of real estate is estimated using appraised values that involve significant unobservable inputs that are not developed internally.

Fair Value Option

        As a result of our implementation of new authoritative guidance related to the accounting for VIEs effective January 1, 2010, we elected fair value accounting for certain assets and liabilities of consolidated VIEs for which it was not practicable for us to determine the carrying value. The fair value option was elected for commercial mortgage loans reported with other investments and obligations reported with other liabilities in the consolidated statements of financial position. The changes in fair value of these items are reported in net realized capital gains (losses) on the consolidated statements of operations.

        The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $68.1 million and $64.0 million as of December 31, 2013, and $80.3 million and $76.4 million as of December 31, 2012, respectively. The change in fair value of the loans resulted in a $0.2 million, $2.6 million and ($2.6) million pre-tax gain (loss) for the years ended December 31, 2013, 2012 and 2011, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $5.7 million, $6.9 million and $8.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $104.9 million and $174.4 million as of December 31, 2013, and $85.0 million and $186.8 million as of December 31, 2012, respectively. For the years ended December 31, 2013, 2012 and 2011, the change in fair value of the obligations resulted in a pre-tax gain (loss) of ($32.8) million, ($37.7) million and $1.2 million, which includes a pre-tax loss of $34.3 million, $37.4 million and $1.1 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $3.6 million, $5.3 million and $6.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        We invest in real estate ventures for the purpose of earning investment returns and for capital appreciation. We elected the fair value option for certain ventures that are subject to the equity method of accounting because the nature of the investments are to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties. These investments are reported with other investments in the consolidated statements of financial position. The changes in fair value are reported in net investment income on the consolidated statements of operations. The fair value of the equity method investments for which the fair value option has been elected was $74.8 million and $33.6 million as of December 31, 2013 and 2012, respectively. The change in fair value of the investments resulted in an $11.0 million and $(0.4) million pre-tax gain (loss) for the years ended December 31, 2013 and 2012, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

15. Fair Value Measurements — (continued)

Financial Instruments Not Reported at Fair Value

        The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	December 31, 2013
			Fair value hierarchy level
	Carrying amount
		Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,533.6	$11,773.5	$—	$—	$11,773.5
Policy loans	859.7	963.3	—	—	963.3
Other investments	174.0	174.7	—	140.9	33.8
Cash and cash equivalents	912.8	912.8	912.8	—	—
Investments-type insurance contracts	(29,909.6)	(30,093.1)	—	(5,902.2)	(24,190.9)
Short-term debt	(150.6)	(150.6)	—	(150.6)	—
Long-term debt	(2,601.4)	(2,692.1)	—	(2,639.0)	(53.1)
Separate account liabilities	(119,500.7)	(118,059.7)	—	—	(118,059.7)
Bank deposits	(1,949.0)	(1,951.1)	(1,252.2)	(698.9)	—
Cash collateral payable	(32.5)	(32.5)	(32.5)	—	—

	December 31, 2012
			Fair value hierarchy level
	Carrying amount
		Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,519.7	$12,163.7	$—	$—	$12,163.7
Policy loans	864.9	1,056.8	—	—	1,056.8
Other investments	280.1	280.5	—	195.3	85.2
Cash and cash equivalents	2,404.6	2,404.6	2,364.6	40.0	—
Investments-type insurance contracts	(31,953.1)	(32,531.6)	—	(7,367.4)	(25,164.2)
Short-term debt	(40.8)	(40.8)	—	(40.8)	—
Long-term debt	(2,671.3)	(2,951.4)	—	(2,921.7)	(29.7)
Separate account liabilities	(73,096.0)	(72,173.8)	—	—	(72,173.8)
Bank deposits	(2,174.7)	(2,177.7)	(1,404.4)	(773.3)	—
Cash collateral payable	(205.6)	(205.6)	(205.6)	—	—

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

December 31, 2013

15. Fair Value Measurements — (continued)

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

December 31, 2013

16. Statutory Insurance Financial Information

        Principal Life, the largest indirect subsidiary of PFG, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the "State of Iowa"). The State of Iowa recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual has been adopted as a component of prescribed practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices. As of December 31, 2013, our use of prescribed and permitted statutory accounting practices has resulted in higher statutory net income of $9.0 million relative to the accounting practices and procedures of the NAIC due to our accounting for derivatives that hedge some of our equity indexed products. Statutory accounting practices differ from U.S. GAAP primarily due to charging policy acquisition costs to expense as incurred, establishing reserves using different actuarial assumptions, valuing investments on a different basis and not admitting certain assets, including certain net deferred income tax assets.

        Principal Life cedes certain term and universal life insurance statutory reserves to our affiliated reinsurance subsidiaries on a funds withheld coinsurance basis. The reserves are secured by cash, invested assets and financing provided by highly rated third parties. As of December 31, 2013, our affiliated reinsurance subsidiaries assumed statutory reserves of $2,765.7 million from Principal Life. In the states of Vermont and Delaware, the affiliated reinsurers had permitted and prescribed practices allowing for the admissibility of certain assets backing these reserves. As of December 31, 2013, assets admitted under these practices totaled $1,059.0 million.

        Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2013, Principal Life meets the minimum RBC requirements.

        Statutory net income and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2013	2012	2011
	(in millions)
Statutory net income	$607.9	$576.1	$326.8
Statutory capital and surplus	4,142.2	3,944.3	4,218.2

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

December 31, 2013

17. Segment Information — (continued)

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

        The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	December 31, 2013	December 31, 2012
	(in millions)
Assets:
Retirement and Investor Services	$128,736.7	$117,399.5
Principal Global Investors	1,312.1	1,282.2
Principal International	54,243.6	19,170.9
U.S. Insurance Solutions	20,033.6	19,017.2
Corporate	3,865.4	4,960.4

Total consolidated assets	$208,191.4	$161,830.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

17. Segment Information — (continued)

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$4,847.6	$4,834.9	$4,075.0
Principal Global Investors	719.2	591.2	546.3
Principal International	1,150.0	942.7	909.0
U.S. Insurance Solutions	3,106.4	2,994.7	2,939.9
Corporate	(215.8)	(188.1)	(189.2)

Total segment operating revenues	9,607.4	9,175.4	8,281.0
Net realized capital gains (losses), net of related revenue adjustments	(320.0)	14.7	(221.5)
Exited group medical insurance business	2.1	25.0	606.3
Assumption change within our Individual Life business	—	—	4.9

Total revenues per consolidated statements of operations	$9,289.5	$9,215.1	$8,670.7

Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$694.4	$575.1	$562.9
Principal Global Investors	102.6	81.2	74.0
Principal International	215.2	154.1	135.0
U.S. Insurance Solutions	196.6	138.2	204.3
Corporate	(148.9)	(139.8)	(146.9)

Total segment operating earnings, net of related income taxes	1,059.9	808.8	829.3
Net realized capital gains (losses), as adjusted (1)	(179.1)	39.0	(141.7)
Other after-tax adjustments (2)	(1.1)	(74.2)	(82.3)

Net income available to common stockholders per consolidated statements of operations	$879.7	$773.6	$605.3

(1)
Net realized capital gains (losses), as adjusted, is derived as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$(225.2)	$114.1	$(122.3)
Certain derivative and hedging-related adjustments	(93.9)	(98.9)	(98.8)
Certain market value adjustments to fee revenues	—	(0.3)	(0.1)
Recognition of front-end fee revenue	(0.9)	(0.2)	(0.3)

Net realized capital gains (losses), net of related revenue adjustments	(320.0)	14.7	(221.5)
Amortization of deferred acquisition costs and other actuarial balances	47.1	36.6	(21.5)
Capital gains distributed	(25.8)	(12.2)	(3.1)
Certain market value adjustments of embedded derivatives	18.4	(0.6)	65.6
Net realized capital (gains) losses associated with exited group medical insurance business	—	0.2	(0.2)
Noncontrolling interest capital gains	(0.2)	(8.3)	(31.6)
Income tax effect	101.4	8.6	70.6

Net realized capital gains (losses), as adjusted	$(179.1)	$39.0	$(141.7)

(2)
For the year ended December 31, 2013, other after-tax adjustments included the negative effect of losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP.

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

December 31, 2013

17. Segment Information — (continued)

        The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Income tax expense by segment:
Retirement and Investor Services	$195.6	$150.0	$163.9
Principal Global Investors	55.5	43.5	41.0
Principal International	28.0	0.6	(3.1)
U.S. Insurance Solutions	94.0	61.3	95.3
Corporate	(83.2)	(69.6)	(72.9)

Total segment income taxes from operating earnings	289.9	185.8	224.2
Tax benefit related to net realized capital losses, as adjusted	(101.4)	(8.6)	(70.6)
Tax expense (benefit) related to other after-tax adjustments	(0.6)	(42.6)	44.7

Total income taxes expense per consolidated statements of operations	$187.9	$134.6	$198.3

        The following is a summary of depreciation and amortization expense allocated to our segments for purposes of determining operating earnings. Segment depreciation and amortization equates to depreciation and amortization included in our consolidated statements of operations.

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Depreciation and amortization expense by segment:
Retirement and Investor Services	$26.7	$26.3	$24.7
Principal Global Investors	11.8	13.3	11.3
Principal International	47.8	18.9	14.8
U.S. Insurance Solutions	17.2	17.0	16.6
Corporate	4.6	5.4	5.0

Total segment depreciation and amortization expense included in operating earnings	108.1	80.9	72.4
Depreciation and amortization expense related to other after-tax adjustments	1.4	6.1	6.1

Total depreciation and amortization expense included in our consolidated statements of operations	$109.5	$87.0	$78.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

17. Segment Information — (continued)

        The following table summarizes operating revenues for our products and services:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Retirement and Investor Services:
Full service accumulation	$1,470.7	$1,357.0	$1,338.0
Principal Funds	765.8	619.6	560.4
Individual annuities	1,366.5	1,162.4	1,119.2
Bank and trust services	95.2	101.6	100.5
Eliminations	(146.8)	(120.3)	(111.8)

Total Accumulation	3,551.4	3,120.3	3,006.3
Investment only	341.0	431.6	508.0
Full service payout	955.2	1,283.0	560.7

Total Guaranteed	1,296.2	1,714.6	1,068.7

Total Retirement and Investor Services	4,847.6	4,834.9	4,075.0
Principal Global Investors (1)	719.2	591.2	546.3
Principal International	1,150.0	942.7	909.0
U.S. Insurance Solutions:
Individual life insurance	1,483.0	1,423.3	1,432.0
Specialty benefits insurance	1,623.6	1,571.4	1,507.9
Eliminations	(0.2)	—	—

Total U.S. Insurance Solutions	3,106.4	2,994.7	2,939.9
Corporate	(215.8)	(188.1)	(189.2)

Total operating revenues	$9,607.4	$9,175.4	$8,281.0

Total operating revenues	$9,607.4	$9,175.4	$8,281.0
Net realized capital gains (losses), net of related revenue adjustments	(320.0)	14.7	(221.5)
Exited group medical insurance business	2.1	25.0	606.3
Assumption change within our Individual Life business	—	—	4.9

Total revenues per consolidated statements of operations	$9,289.5	$9,215.1	$8,670.7

(1)
Reflects inter-segment revenues of $243.7 million, $217.6 million and $212.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

18. Stock-Based Compensation Plans

        As of December 31, 2013, we have the Amended and Restated 2010 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan ("Stock-Based Compensation Plans"). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the Amended and Restated 2010 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

        As of December 31, 2013, the maximum number of new shares of common stock that were available for grant under the Amended and Restated 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 6.5 million.

        For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Compensation cost	$65.2	$53.7	$46.3
Related income tax benefit	20.0	17.7	15.8
Capitalized as part of an asset	2.6	2.3	2.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

18. Stock-Based Compensation Plans — (continued)

Nonqualified Stock Options

        Nonqualified stock options were granted to certain employees under the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding under the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan were granted at an exercise price equal to the fair market value of our common stock on the date of grant, and expire ten years after the grant date. These options have graded vesting over a three-year period, except in the case of approved retirement. Total options granted under the Amended and Restated 2010 Stock Incentive Plan were 0.8 million, 0.8 million and 0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Nonqualified stock options granted under the Directors Stock Plan have an exercise price equal to the fair market value of our common stock on the date of the grant and a contractual term equal to the earlier of five years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Beginning with the 2003 grant, options become exercisable in four approximately equal installments on the three, six and nine month anniversaries of the grant date, and on the date that the Director's full term of office expires. There were no options granted during the years ended December 31, 2013, 2012 and 2011.

        The following is a summary of the status of all of our stock option plans:

	Number of options	Weighted- average exercise price	Intrinsic value
	(in millions)		(in millions)
Options outstanding at January 1, 2013	12.2	$39.61
Granted	0.8	30.70
Exercised	3.3	32.03
Expired	0.1	44.75

Options outstanding at December 31, 2013	9.6	$41.37	$112.2

Options vested or expected to vest at December 31, 2013	9.6	$41.39	$112.0

Options exercisable at December 31, 2013	8.1	$43.47	$83.3

        The total intrinsic value of stock options exercised was $30.7 million, $5.7 million and $4.0 million during 2013, 2012, and 2011, respectively.

        The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2013:

Range of exercise prices	Number of options outstanding	Weighted- average remaining contractual life
	(in millions)
$11.07 - $21.69	1.1	5.2
$21.70 - $32.32	2.3	8.0
$32.33 - $42.95	1.5	3.0
$42.96 - $53.58	1.7	2.2
$53.59 - $64.22	3.0	3.7

$11.07 - $64.22	9.6	4.5

        The weighted-average remaining contractual lives for stock options exercisable is approximately 3.7 years as of December 31, 2013.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

18. Stock-Based Compensation Plans — (continued)

        The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2013	2012	2011
Expected volatility	53.3%	70.0%	67.9%
Expected term (in years)	6.5	6.0	6.0
Risk-free interest rate	1.1%	1.1%	2.5%
Expected dividend yield	3.00%	2.55%	1.60%
Weighted average estimated fair value	$11.95	$13.95	$18.82

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

        As of December 31, 2013, there was $2.7 million of total unrecognized compensation costs related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.6 years.

        Cash received from stock options exercised under these share-based payment arrangements during 2013, 2012 and 2011 was $105.6 million, $11.3 million and $7.3 million, respectively. The actual tax benefits realized for the tax deductions for options exercised under these share-based payment arrangements during 2013, 2012 and 2011 was $10.6 million, $1.6 million and $1.4 million, respectively.

Performance Share Awards

        We granted performance share awards to certain employees under the Amended and Restated 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of an approved retirement) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors, including return on equity, operating income and book value per share, must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.3 million, 0.4 million and 0.3 million in 2013, 2012 and 2011, respectively.

        The following is a summary of activity for the nonvested performance share awards:

	Number of performance share awards	Weighted- average grant-date fair value
	(in millions)
Nonvested performance share awards at January 1, 2013	1.0	$27.28
Granted	0.3	30.70
Vested	0.3	22.21

Nonvested performance share awards at December 31, 2013	1.0	$30.30

        The total intrinsic value of performance share awards vested was $10.9 million, $13.0 million and zero during 2013, 2012 and 2011, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

18. Stock-Based Compensation Plans — (continued)

        The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2013, 2012 and 2011 were $30.70, $27.46 and $34.26, respectively.

        As of December 31, 2013, there was $5.2 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.5 years.

        Actual tax benefits realized for the tax deductions for performance share awards paid out under these share based payment arrangements for 2013, 2012 and 2011 was $4.7 million, $4.7 million and zero, respectively.

Restricted Stock Units

        We issue restricted stock units under the Amended and Restated 2010 Stock Incentive Plan, 2005 Directors Stock Plan, Stock Incentive Plan, and Directors Stock Plan. Restricted stock units are treated as an equity award and are paid in shares. There is no maximum contractual term on these awards. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. In 2013, 2012 and 2011, 1.3 million, 1.2 million and 0.9 million restricted stock units were granted, respectively.

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

        The following is a summary of activity for the nonvested restricted stock units:

	Number of restricted stock units	Weighted- average grant-date fair value
	(in millions)
Nonvested restricted stock units at January 1, 2013	3.1	$27.30
Granted	1.3	31.02
Vested	1.2	22.73
Canceled	0.1	30.37

Nonvested restricted stock units at December 31, 2013	3.1	$30.46

        The total intrinsic value of restricted stock units vested was $37.7 million, $31.9 million and $19.9 million during 2013, 2012 and 2011, respectively.

        The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2013, 2012 and 2011 was $31.02, $27.33 and $33.35, respectively.

        As of December 31, 2013, there was $36.6 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

        The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2013, 2012 and 2011 was $11.5 million, $11.1 million and $7.3 million, respectively.

Employee Stock Purchase Plan

        Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a semi-annual basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares' fair market value as of the beginning or end of the purchase period, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.8 million, 0.9 million and 0.7 million shares during 2013, 2012 and 2011, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

18. Stock-Based Compensation Plans — (continued)

        We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $14.20, $5.34 and $4.20 during 2013, 2012 and 2011, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $11.4 million, $4.6 million and $3.1 million during 2013, 2012 and 2011, respectively.

        Cash received from shares issued under these share-based payment arrangements for 2013, 2012 and 2011 was $20.4 million, $17.8 million and $18.7 million, respectively. The actual tax benefits realized for the tax deductions for the settlement of the share-based payment arrangements for 2013, 2012 and 2011 was $1.1 million, $0.5 million and $0.7 million, respectively.

        As of December 31, 2013, a total of 5.2 million of new shares are available to be made issuable by us for this plan.

19. Earnings Per Common Share

        The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions, except per share data)
Net income	$936.1	$825.4	$674.5
Subtract:
Net income attributable to noncontrolling interest	23.4	18.8	36.2
Preferred stock dividends	33.0	33.0	33.0
Adjustments to redemption amounts of redeemable noncontrolling interests (1)	—	—	—

Net income available to common stockholders	$879.7	$773.6	$605.3

Weighted-average shares outstanding:
Basic	294.6	297.5	314.5
Dilutive effects:
Stock options	1.6	1.0	1.2
Restricted stock units	1.7	1.5	1.5
Performance share awards	0.3	0.4	0.4

Diluted	298.2	300.4	317.6

Net income per common share:
Basic	$2.99	$2.60	$1.92

Diluted	$2.95	$2.58	$1.91

(1)
During the third quarter of 2013, we identified a classification error of certain of our noncontrolling interests, which had a related impact to earnings per share. See related discussion in Note 14, Stockholders' Equity — Noncontrolling Interest. The correction of the classification error in the third quarter of 2013 did not significantly impact earnings per share.

        The calculation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

20. Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations.

	For the three months ended
	December 31	September 30	June 30	March 31
	(in millions, except per share data)
2013
Total revenues	$2,672.6	$2,239.6	$2,210.6	$2,166.7
Total expenses	2,362.7	1,919.3	1,945.0	1,938.5
Net income	250.4	259.1	236.6	190.0
Net income available to common stockholders	233.4	245.7	222.3	178.3
Basic earnings per common share for net income available to common stockholders	0.79	0.83	0.76	0.61
Diluted earnings per common share for net income available to common stockholders	0.78	0.82	0.75	0.61
2012
Total revenues	$2,295.9	$2,704.7	$2,118.6	$2,095.9
Total expenses	2,035.0	2,513.1	1,889.1	1,817.9
Net income	226.7	198.8	178.6	221.3
Net income available to common stockholders	214.9	187.2	167.6	203.9
Basic earnings per common share for net income available to common stockholders	0.72	0.64	0.56	0.68
Diluted earnings per common share for net income available to common stockholders	0.72	0.63	0.56	0.68

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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. ("PFS") and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2013 and December 31, 2012, and for the years ended December 31, 2013, 2012 and 2011.

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

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2013

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$42,794.7	$6,357.5	$(395.1)	$48,757.1
Fixed maturities, trading	—	245.5	317.6	—	563.1
Equity securities, available-for-sale	—	102.6	7.9	—	110.5
Equity securities, trading	—	0.3	716.6	—	716.9
Mortgage loans	—	10,501.5	1,345.9	(313.8)	11,533.6
Real estate	—	7.9	1,263.7	—	1,271.6
Policy loans	—	830.1	29.6	—	859.7
Investment in unconsolidated entities	11,956.2	3,396.8	4,891.6	(19,364.6)	880.0
Other investments	9.3	1,892.4	1,238.8	(1,076.1)	2,064.4
Cash and cash equivalents	131.5	1,332.2	894.5	13.6	2,371.8
Accrued investment income	—	474.5	59.0	(1.4)	532.1
Premiums due and other receivables	—	1,029.0	1,814.5	(1,602.5)	1,241.0
Deferred acquisition costs	—	2,848.8	228.2	—	3,077.0
Property and equipment	—	422.1	78.6	—	500.7
Goodwill	—	54.3	1,046.0	—	1,100.3
Other intangibles	—	26.9	1,432.1	—	1,459.0
Separate account assets	—	83,790.2	46,228.2	—	130,018.4
Other assets	59.2	976.9	2,115.3	(2,017.2)	1,134.2

Total assets	$12,156.2	$150,726.7	$70,065.6	$(24,757.1)	$208,191.4

Liabilities
Contractholder funds	$—	$34,918.0	$1,330.7	$(290.4)	$35,958.3
Future policy benefits and claims	—	18,292.9	4,625.0	(291.7)	22,626.2
Other policyholder funds	—	705.1	54.2	(0.4)	758.9
Short-term debt	—	—	150.6	—	150.6
Long-term debt	2,448.8	99.4	367.0	(313.8)	2,601.4
Income taxes currently payable	—	—	67.4	(62.2)	5.2
Deferred income taxes	—	(25.0)	1,030.1	(181.1)	824.0
Separate account liabilities	—	83,790.2	46,228.2	—	130,018.4
Other liabilities	23.2	5,204.8	3,911.8	(3,915.6)	5,224.2

Total liabilities	2,472.0	142,985.4	57,765.0	(5,055.2)	198,167.2
Redeemable noncontrolling interest	—	—	247.2	—	247.2
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	2.5	—	(2.5)	4.6
Additional paid-in capital	9,798.9	5,505.0	9,163.7	(14,668.7)	9,798.9
Retained earnings	5,405.4	1,738.1	2,578.2	(4,316.3)	5,405.4
Accumulated other comprehensive income	183.2	495.7	214.3	(710.0)	183.2
Treasury stock, at cost	(5,708.0)	—	—	—	(5,708.0)

Total stockholders' equity attributable to PFG	9,684.2	7,741.3	11,956.2	(19,697.5)	9,684.2
Noncontrolling interest	—	—	97.2	(4.4)	92.8

Total stockholders' equity	9,684.2	7,741.3	12,053.4	(19,701.9)	9,777.0

Total liabilities and stockholders' equity	$12,156.2	$150,726.7	$70,065.6	$(24,757.1)	$208,191.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2012

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$44,614.6	$6,681.7	$(357.0)	$50,939.3
Fixed maturities, trading	10.5	284.4	331.8	—	626.7
Equity securities, available-for-sale	—	131.3	5.2	—	136.5
Equity securities, trading	—	0.3	252.5	—	252.8
Mortgage loans	—	10,054.2	1,775.5	(310.0)	11,519.7
Real estate	—	8.4	1,171.9	—	1,180.3
Policy loans	—	834.0	30.9	—	864.9
Investment in unconsolidated entities	11,853.3	3,309.2	4,808.3	(19,101.8)	869.0
Other investments	11.1	2,834.0	1,208.4	(1,631.4)	2,422.1
Cash and cash equivalents	207.1	1,698.4	2,286.9	(15.2)	4,177.2
Accrued investment income	—	521.6	64.5	(1.7)	584.4
Premiums due and other receivables	0.1	916.7	1,327.1	(1,159.5)	1,084.4
Deferred acquisition costs	—	2,394.8	195.2	—	2,590.0
Property and equipment	—	402.2	62.0	—	464.2
Goodwill	—	54.3	489.1	—	543.4
Other intangibles	—	27.9	886.8	—	914.7
Separate account assets	—	69,217.8	12,436.0	—	81,653.8
Other assets	78.0	947.8	1,567.7	(1,586.7)	1,006.8

Total assets	$12,160.1	$138,251.9	$35,581.5	$(24,163.3)	$161,830.2

Liabilities
Contractholder funds	$—	$37,053.3	$1,011.9	$(278.7)	$37,786.5
Future policy benefits and claims	—	17,944.9	4,679.6	(188.3)	22,436.2
Other policyholder funds	—	676.5	40.3	(0.4)	716.4
Short-term debt	—	—	40.8	—	40.8
Long-term debt	2,448.6	99.4	433.3	(310.0)	2,671.3
Income taxes currently payable	—	—	84.7	(69.4)	15.3
Deferred income taxes	—	324.5	378.4	(102.9)	600.0
Separate account liabilities	—	69,217.8	12,436.0	—	81,653.8
Other liabilities	28.1	5,375.1	4,538.4	(3,795.5)	6,146.1

Total liabilities	2,476.7	130,691.5	23,643.4	(4,745.2)	152,066.4
Redeemable noncontrolling interest	—	—	60.4	—	60.4
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	2.5	—	(2.5)	4.5
Additional paid-in capital	9,730.9	5,747.6	9,393.8	(15,141.4)	9,730.9
Retained earnings	4,862.0	1,167.7	1,783.4	(2,951.1)	4,862.0
Accumulated other comprehensive income	640.3	642.6	676.1	(1,318.7)	640.3
Treasury stock, at cost	(5,554.4)	—	—	—	(5,554.4)

Total stockholders' equity attributable to PFG	9,683.4	7,560.4	11,853.3	(19,413.7)	9,683.4
Noncontrolling interest	—	—	24.4	(4.4)	20.0

Total stockholders' equity	9,683.4	7,560.4	11,877.7	(19,418.1)	9,703.4

Total liabilities and stockholders' equity	$12,160.1	$138,251.9	$35,581.5	$(24,163.3)	$161,830.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2013

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,788.1	$366.0	$—	$3,154.1
Fees and other revenues	—	1,723.8	1,855.0	(356.6)	3,222.2
Net investment income	0.4	2,354.5	753.8	29.7	3,138.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	6.3	(779.5)	663.9	0.1	(109.2)
Total other-than-temporary impairment losses on available-for-sale securities	—	(85.6)	(5.9)	—	(91.5)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(17.0)	(7.5)	—	(24.5)

Net impairment losses on available-for-sale securities	—	(102.6)	(13.4)	—	(116.0)

Net realized capital gains (losses)	6.3	(882.1)	650.5	0.1	(225.2)

Total revenues	6.7	5,984.3	3,625.3	(326.8)	9,289.5
Expenses
Benefits, claims and settlement expenses	—	4,056.6	639.2	(12.2)	4,683.6
Dividends to policyholders	—	189.0	—	—	189.0
Operating expenses	140.5	1,887.7	1,567.5	(302.8)	3,292.9

Total expenses	140.5	6,133.3	2,206.7	(315.0)	8,165.5

Income (loss) before income taxes	(133.8)	(149.0)	1,418.6	(11.8)	1,124.0
Income taxes (benefits)	(54.0)	(167.5)	412.6	(3.2)	187.9
Equity in the net income of subsidiaries	992.5	678.1	10.1	(1,680.7)	—

Net income	912.7	696.6	1,016.1	(1,689.3)	936.1
Net income attributable to noncontrolling interest	—	—	23.6	(0.2)	23.4

Net income attributable to PFG	912.7	696.6	992.5	(1,689.1)	912.7
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$879.7	$696.6	$992.5	$(1,689.1)	$879.7

Net income	$912.7	$696.6	$1,016.1	$(1,689.3)	$936.1
Other comprehensive loss	(450.1)	(146.6)	(300.1)	424.9	(471.9)

Comprehensive income	$462.6	$550.0	$716.0	$(1,264.4)	$464.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2012

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,878.9	$340.5	$—	$3,219.4
Fees and other revenues	0.5	1,529.7	1,404.1	(307.6)	2,626.7
Net investment income	3.0	2,484.5	743.1	24.3	3,254.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	0.3	(194.8)	454.8	(27.6)	232.7
Total other-than-temporary impairment losses on available-for-sale securities	—	(121.1)	(14.8)	—	(135.9)

Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	13.8	3.5	—	17.3

Net impairment losses on available-for-sale securities	—	(107.3)	(11.3)	—	(118.6)

Net realized capital gains (losses)	0.3	(302.1)	443.5	(27.6)	114.1

Total revenues	3.8	6,591.0	2,931.2	(310.9)	9,215.1
Expenses
Benefits, claims and settlement expenses	—	4,517.8	618.5	(12.4)	5,123.9
Dividends to policyholders	—	197.7	—	—	197.7
Operating expenses	170.2	1,764.2	1,265.0	(265.9)	2,933.5

Total expenses	170.2	6,479.7	1,883.5	(278.3)	8,255.1

Income (loss) before income taxes	(166.4)	111.3	1,047.7	(32.6)	960.0
Income taxes (benefits)	(67.6)	(83.2)	287.1	(1.7)	134.6
Equity in the net income of subsidiaries	905.4	480.4	163.9	(1,549.7)	—

Net income	806.6	674.9	924.5	(1,580.6)	825.4
Net income attributable to noncontrolling interest	—	—	19.1	(0.3)	18.8

Net income attributable to PFG	806.6	674.9	905.4	(1,580.3)	806.6
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$773.6	$674.9	$905.4	$(1,580.3)	$773.6

Net income	$806.6	$674.9	$924.5	$(1,580.6)	$825.4
Other comprehensive income	321.2	315.2	95.1	(361.4)	370.1

Comprehensive income	$1,127.8	$990.1	$1,019.6	$(1,942.0)	$1,195.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,579.6	$311.4	$—	$2,891.0
Fees and other revenues	0.2	1,566.7	1,257.6	(297.8)	2,526.7
Net investment income (loss)	(12.0)	2,578.9	763.2	45.2	3,375.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	442.8	(388.7)	20.9	75.0
Total other-than-temporary impairment losses on available-for-sale securities	—	(130.6)	(17.0)	—	(147.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	(51.5)	1.8	—	(49.7)

Net impairment losses on available-for-sale securities	—	(182.1)	(15.2)	—	(197.3)

Net realized capital gains (losses)	—	260.7	(403.9)	20.9	(122.3)

Total revenues	(11.8)	6,985.9	1,928.3	(231.7)	8,670.7
Expenses
Benefits, claims and settlement expenses	—	4,013.0	616.9	(13.3)	4,616.6
Dividends to policyholders	—	210.2	—	—	210.2
Operating expenses	116.0	1,965.0	1,142.9	(252.8)	2,971.1

Total expenses	116.0	6,188.2	1,759.8	(266.1)	7,797.9

Income (loss) before income taxes	(127.8)	797.7	168.5	34.4	872.8
Income taxes (benefits)	(50.4)	267.0	(18.5)	0.2	198.3
Equity in the net income of subsidiaries	715.7	7.2	565.1	(1,288.0)	—

Net income	638.3	537.9	752.1	(1,253.8)	674.5
Net income attributable to noncontrolling interest	—	—	36.4	(0.2)	36.2

Net income attributable to PFG	638.3	537.9	715.7	(1,253.6)	638.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$605.3	$537.9	$715.7	$(1,253.6)	$605.3

Net income	$638.3	$537.9	$752.1	$(1,253.8)	$674.5
Other comprehensive income (loss)	(34.5)	100.1	(166.6)	60.4	(40.6)

Comprehensive income	$603.8	$638.0	$585.5	$(1,193.4)	$633.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2013

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(42.8)	$2,271.7	$(170.1)	$162.4	$2,221.2
Investing activities
Available-for-sale securities:
Purchases	—	(7,850.8)	(1,186.1)	11.7	(9,025.2)
Sales	—	1,536.0	434.0	(50.9)	1,919.1
Maturities	—	6,433.3	925.9	—	7,359.2
Mortgage loans acquired or originated	—	(2,378.4)	(202.2)	387.7	(2,192.9)
Mortgage loans sold or repaid	—	1,918.0	634.3	(457.2)	2,095.1
Real estate acquired	—	—	(85.6)	—	(85.6)
Net purchases of property and equipment	—	(52.4)	(7.0)	—	(59.4)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(1,268.3)	—	(1,268.3)
Dividends and returns of capital received from unconsolidated entities	319.5	444.2	319.5	(1,083.2)	—
Net change in other investments	(3.1)	56.1	(70.2)	48.9	31.7

Net cash provided by (used in) investing activities	316.4	106.0	(505.7)	(1,143.0)	(1,226.3)
Financing activities
Issuance of common stock	125.8	—	—	—	125.8
Acquisition of treasury stock	(153.6)	—	—	—	(153.6)
Proceeds from financing element derivatives	—	47.0	—	—	47.0
Payments for financing element derivatives	—	(48.0)	—	—	(48.0)
Excess tax benefits from share-based payment arrangements	—	3.1	7.0	—	10.1
Purchase of subsidiary shares from noncontrolling interest	—	—	(52.9)	—	(52.9)
Sale of subsidiary shares to noncontrolling interest	—	—	31.8	—	31.8
Dividends to common stockholders	(288.4)	—	—	—	(288.4)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	38.2	—	38.2
Principal repayments of long-term debt	—	—	(214.4)	(3.8)	(218.2)
Net proceeds from short-term borrowings	—	—	108.0	—	108.0
Dividends and capital paid to parent	—	(249.5)	(763.7)	1,013.2	—
Investment contract deposits	—	6,355.1	361.2	—	6,716.3
Investment contract withdrawals	—	(8,846.6)	(6.1)	—	(8,852.7)
Net decrease in banking operation deposits	—	—	(225.7)	—	(225.7)
Other	—	(5.0)	—	—	(5.0)

Net cash used in financing activities	(349.2)	(2,743.9)	(716.6)	1,009.4	(2,800.3)

Net decrease in cash and cash equivalents	(75.6)	(366.2)	(1,392.4)	28.8	(1,805.4)
Cash and cash equivalents at beginning of period	207.1	1,698.4	2,286.9	(15.2)	4,177.2

Cash and cash equivalents at end of period	$131.5	$1,332.2	$894.5	$13.6	$2,371.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2012

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$204.8	$3,133.8	$(382.5)	$124.7	$3,080.8
Investing activities
Available-for-sale securities:
Purchases	—	(7,254.5)	(1,024.9)	15.5	(8,263.9)
Sales	—	1,183.9	134.8	(15.0)	1,303.7
Maturities	—	5,805.7	841.8	—	6,647.5
Mortgage loans acquired or originated	—	(2,224.8)	(250.4)	(63.2)	(2,538.4)
Mortgage loans sold or repaid	—	1,422.2	382.3	(136.5)	1,668.0
Real estate acquired	—	—	(151.8)	—	(151.8)
Net purchases of property and equipment	—	(22.2)	(16.7)	—	(38.9)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(80.4)	—	(80.4)
Dividends and returns of capital received from (contributions to) unconsolidated entities	(759.2)	299.2	714.8	(254.8)	—
Net change in other investments	(0.2)	(148.4)	(1.6)	(6.9)	(157.1)

Net cash provided by (used in) investing activities	(759.4)	(938.9)	547.9	(460.9)	(1,611.3)
Financing activities
Issuance of common stock	28.9	—	—	—	28.9
Acquisition of treasury stock	(272.7)	—	—	—	(272.7)
Proceeds from financing element derivatives	—	51.8	—	—	51.8
Payments for financing element derivatives	—	(49.9)	—	—	(49.9)
Excess tax benefits from share-based payment arrangements	—	5.1	5.7	—	10.8
Dividends to common stockholders	(231.3)	—	—	—	(231.3)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	1,483.9	—	9.5	—	1,493.4
Principal repayments of long-term debt	(440.8)	—	(90.9)	81.1	(450.6)
Net repayments of short-term borrowings	—	—	(68.8)	—	(68.8)
Capital received from (dividends and capital paid to) parent	—	(714.8)	460.0	254.8	—
Investment contract deposits	—	6,401.2	499.2	—	6,900.4
Investment contract withdrawals	—	(7,519.8)	(2.8)	—	(7,522.6)
Net increase in banking operation deposits	—	—	32.0	—	32.0
Other	—	(14.6)	—	—	(14.6)

Net cash provided by (used in) financing activities	535.0	(1,841.0)	843.9	335.9	(126.2)

Net increase (decrease) in cash and cash equivalents	(19.6)	353.9	1,009.3	(0.3)	1,343.3
Cash and cash equivalents at beginning of period	226.7	1,344.5	1,277.6	(14.9)	2,833.9

Cash and cash equivalents at end of period	$207.1	$1,698.4	$2,286.9	$(15.2)	$4,177.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(73.3)	$2,495.5	$304.7	$(13.6)	$2,713.3
Investing activities
Available-for-sale securities:
Purchases	(4.4)	(6,047.2)	(696.8)	6.0	(6,742.4)
Sales	200.0	689.5	116.2	(25.0)	980.7
Maturities	4.4	5,037.0	719.4	—	5,760.8
Mortgage loans acquired or originated	—	(1,372.7)	(169.0)	56.8	(1,484.9)
Mortgage loans sold or repaid	—	1,548.6	339.3	(94.8)	1,793.1
Real estate acquired	—	(0.3)	(129.6)	—	(129.9)
Net purchases of property and equipment	—	(46.7)	(10.2)	—	(56.9)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(270.5)	—	(270.5)
Dividends and returns of capital received from unconsolidated entities	506.5	327.9	756.5	(1,590.9)	—
Net change in other investments	(0.2)	(48.1)	84.5	(88.3)	(52.1)

Net cash provided by (used in) investing activities	706.3	88.0	739.8	(1,736.2)	(202.1)
Financing activities
Issuance of common stock	25.9	—	—	—	25.9
Acquisition of treasury stock	(556.4)	—	—	—	(556.4)
Proceeds from financing element derivatives	—	75.9	—	—	75.9
Payments for financing element derivatives	—	(46.5)	—	—	(46.5)
Excess tax benefits from share-based payment arrangements	—	0.8	1.2	—	2.0
Dividends to common stockholders	(213.7)	—	—	—	(213.7)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Principal repayments of long-term debt	—	—	(69.4)	57.2	(12.2)
Net proceeds from short-term borrowings	—	—	3.2	—	3.2
Dividends and capital paid to parent	—	(756.5)	(834.4)	1,590.9	—
Investment contract deposits	—	5,868.7	433.4	—	6,302.1
Investment contract withdrawals	—	(7,076.7)	(2.3)	—	(7,079.0)
Net decrease in banking operation deposits	—	—	(18.5)	—	(18.5)
Other	—	(4.5)	—	—	(4.5)

Net cash used in financing activities	(777.2)	(1,938.8)	(486.8)	1,648.1	(1,554.7)

Net increase (decrease) in cash and cash equivalents	(144.2)	644.7	557.7	(101.7)	956.5
Cash and cash equivalents at beginning of period	370.9	699.8	719.9	86.8	1,877.4

Cash and cash equivalents at end of period	$226.7	$1,344.5	$1,277.6	$(14.9)	$2,833.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2013 and December 31, 2012, and for the years ended December 31, 2013, 2012 and 2011.

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

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2013

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$48,757.1	$—	$48,757.1
Fixed maturities, trading	—	—	563.1	—	563.1
Equity securities, available-for-sale	—	—	110.5	—	110.5
Equity securities, trading	—	—	716.9	—	716.9
Mortgage loans	—	—	11,533.6	—	11,533.6
Real estate	—	—	1,271.6	—	1,271.6
Policy loans	—	—	859.7	—	859.7
Investment in unconsolidated entities	11,956.2	11,647.6	879.8	(23,603.6)	880.0
Other investments	9.3	72.7	1,982.5	(0.1)	2,064.4
Cash and cash equivalents	131.5	688.7	2,384.0	(832.4)	2,371.8
Accrued investment income	—	—	532.1	—	532.1
Premiums due and other receivables	—	0.1	2,330.4	(1,089.5)	1,241.0
Deferred acquisition costs	—	—	3,077.0	—	3,077.0
Property and equipment	—	—	500.7	—	500.7
Goodwill	—	—	1,100.3	—	1,100.3
Other intangibles	—	—	1,459.0	—	1,459.0
Separate account assets	—	—	130,018.4	—	130,018.4
Other assets	59.2	94.8	1,181.0	(200.8)	1,134.2

Total assets	$12,156.2	$12,503.9	$209,257.7	$(25,726.4)	$208,191.4

Liabilities
Contractholder funds	$—	$—	$35,958.3	$—	$35,958.3
Future policy benefits and claims	—	—	22,626.2	—	22,626.2
Other policyholder funds	—	—	758.9	—	758.9
Short-term debt	—	—	443.0	(292.4)	150.6
Long-term debt	2,448.8	—	1,236.9	(1,084.3)	2,601.4
Income taxes currently payable	—	2.8	44.7	(42.3)	5.2
Deferred income taxes	—	—	979.6	(155.6)	824.0
Separate account liabilities	—	—	130,018.4	—	130,018.4
Other liabilities	23.2	544.9	5,204.1	(548.0)	5,224.2

Total liabilities	2,472.0	547.7	197,270.1	(2,122.6)	198,167.2
Redeemable noncontrolling interest	—	—	247.2	—	247.2
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	—	17.8	(17.8)	4.6
Additional paid-in capital	9,798.9	9,163.7	9,057.1	(18,220.8)	9,798.9
Retained earnings	5,405.4	2,578.2	2,387.2	(4,965.4)	5,405.4
Accumulated other comprehensive income	183.2	214.3	187.5	(401.8)	183.2
Treasury stock, at cost	(5,708.0)	—	(2.0)	2.0	(5,708.0)

Total stockholders' equity attributable to PFG	9,684.2	11,956.2	11,647.6	(23,603.8)	9,684.2
Noncontrolling interest	—	—	92.8	—	92.8

Total stockholders' equity	9,684.2	11,956.2	11,740.4	(23,603.8)	9,777.0

Total liabilities and stockholders' equity	$12,156.2	$12,503.9	$209,257.7	$(25,726.4)	$208,191.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2012

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$50,939.3	$—	$50,939.3
Fixed maturities, trading	10.5	—	616.2	—	626.7
Equity securities, available-for-sale	—	—	136.5	—	136.5
Equity securities, trading	—	—	252.8	—	252.8
Mortgage loans	—	—	11,519.7	—	11,519.7
Real estate	—	—	1,180.3	—	1,180.3
Policy loans	—	—	864.9	—	864.9
Investment in unconsolidated entities	11,853.3	10,632.1	860.2	(22,476.6)	869.0
Other investments	11.1	39.6	2,371.4	—	2,422.1
Cash and cash equivalents	207.1	612.5	4,241.3	(883.7)	4,177.2
Accrued investment income	—	—	584.4	—	584.4
Premiums due and other receivables	0.1	1,122.1	2,206.7	(2,244.5)	1,084.4
Deferred acquisition costs	—	—	2,590.0	—	2,590.0
Property and equipment	—	—	464.2	—	464.2
Goodwill	—	—	543.4	—	543.4
Other intangibles	—	—	914.7	—	914.7
Separate account assets	—	—	81,653.8	—	81,653.8
Other assets	78.0	51.0	1,003.5	(125.7)	1,006.8

Total assets	$12,160.1	$12,457.3	$162,943.3	$(25,730.5)	$161,830.2

Liabilities
Contractholder funds	$—	$—	$37,786.5	$—	$37,786.5
Future policy benefits and claims	—	—	22,436.2	—	22,436.2
Other policyholder funds	—	—	716.4	—	716.4
Short-term debt	—	—	2,564.1	(2,523.3)	40.8
Long-term debt	2,448.6	—	222.7	—	2,671.3
Income taxes currently payable	—	0.1	47.2	(32.0)	15.3
Deferred income taxes	—	—	686.1	(86.1)	600.0
Separate account liabilities	—	—	81,653.8	—	81,653.8
Other liabilities	28.1	603.9	6,117.8	(603.7)	6,146.1

Total liabilities	2,476.7	604.0	152,230.8	(3,245.1)	152,066.4
Redeemable noncontrolling interest	—	—	60.4	—	60.4
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.5	—	17.8	(17.8)	4.5
Additional paid-in capital	9,730.9	9,393.8	8,287.7	(17,681.5)	9,730.9
Retained earnings	4,862.0	1,783.4	1,666.7	(3,450.1)	4,862.0
Accumulated other comprehensive income	640.3	676.1	661.9	(1,338.0)	640.3
Treasury stock, at cost	(5,554.4)	—	(2.0)	2.0	(5,554.4)

Total stockholders' equity attributable to PFG	9,683.4	11,853.3	10,632.1	(22,485.4)	9,683.4
Noncontrolling interest	—	—	20.0	—	20.0

Total stockholders' equity	9,683.4	11,853.3	10,652.1	(22,485.4)	9,703.4

Total liabilities and stockholders' equity	$12,160.1	$12,457.3	$162,943.3	$(25,730.5)	$161,830.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2013

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,154.1	$—	$3,154.1
Fees and other revenues	—	1.0	3,250.2	(29.0)	3,222.2
Net investment income	0.4	1.3	3,136.5	0.2	3,138.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	6.3	4.6	(120.1)	—	(109.2)
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(91.5)	—	(91.5)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(24.5)	—	(24.5)

Net impairment losses on available-for-sale securities	—	—	(116.0)	—	(116.0)

Net realized capital gains (losses)	6.3	4.6	(236.1)	—	(225.2)

Total revenues	6.7	6.9	9,304.7	(28.8)	9,289.5
Expenses
Benefits, claims and settlement expenses	—	—	4,683.6	—	4,683.6
Dividends to policyholders	—	—	189.0	—	189.0
Operating expenses	140.5	9.0	3,172.2	(28.8)	3,292.9

Total expenses	140.5	9.0	8,044.8	(28.8)	8,165.5

Income (loss) before income taxes	(133.8)	(2.1)	1,259.9	—	1,124.0
Income taxes (benefits)	(54.0)	(2.9)	244.8	—	187.9
Equity in the net income of subsidiaries	992.5	991.7	—	(1,984.2)	—

Net income	912.7	992.5	1,015.1	(1,984.2)	936.1
Net income attributable to noncontrolling interest	—	—	23.4	—	23.4

Net income attributable to PFG	912.7	992.5	991.7	(1,984.2)	912.7
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$879.7	$992.5	$991.7	$(1,984.2)	$879.7

Net income	$912.7	$992.5	$1,015.1	$(1,984.2)	$936.1
Other comprehensive loss	(450.1)	(476.4)	(489.3)	943.9	(471.9)

Comprehensive income	$462.6	$516.1	$525.8	$(1,040.3)	$464.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2012

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,219.4	$—	$3,219.4
Fees and other revenues	0.5	—	2,627.3	(1.1)	2,626.7
Net investment income	3.0	0.4	3,250.8	0.7	3,254.9
Net realized capital gains, excluding impairment losses on available-for-sale securities	0.3	3.0	229.6	(0.2)	232.7
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(135.9)	—	(135.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	17.3	—	17.3

Net impairment losses on available-for-sale securities	—	—	(118.6)	—	(118.6)

Net realized capital gains	0.3	3.0	111.0	(0.2)	114.1

Total revenues	3.8	3.4	9,208.5	(0.6)	9,215.1
Expenses
Benefits, claims and settlement expenses	—	—	5,123.9	—	5,123.9
Dividends to policyholders	—	—	197.7	—	197.7
Operating expenses	170.2	9.3	2,754.6	(0.6)	2,933.5

Total expenses	170.2	9.3	8,076.2	(0.6)	8,255.1

Income (loss) before income taxes	(166.4)	(5.9)	1,132.3	—	960.0
Income taxes (benefits)	(67.6)	(6.9)	209.1	—	134.6
Equity in the net income of subsidiaries	905.4	904.4	—	(1,809.8)	—

Net income	806.6	905.4	923.2	(1,809.8)	825.4
Net income attributable to noncontrolling interest	—	—	18.8	—	18.8

Net income attributable to PFG	806.6	905.4	904.4	(1,809.8)	806.6
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$773.6	$905.4	$904.4	$(1,809.8)	$773.6

Net income	$806.6	$905.4	$923.2	$(1,809.8)	$825.4
Other comprehensive income	321.2	366.3	353.7	(671.1)	370.1

Comprehensive income	$1,127.8	$1,271.7	$1,276.9	$(2,480.9)	$1,195.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2011

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,891.0	$—	$2,891.0
Fees and other revenues	0.2	—	2,529.5	(3.0)	2,526.7
Net investment income (loss)	(12.0)	(3.2)	3,387.5	3.0	3,375.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(0.1)	75.1	—	75.0
Total other-than-temporary impairment losses on available-for-sale securities	—	—	(147.6)	—	(147.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(49.7)	—	(49.7)

Net impairment losses on available-for-sale securities	—	—	(197.3)	—	(197.3)

Net realized capital losses	—	(0.1)	(122.2)	—	(122.3)

Total revenues	(11.8)	(3.3)	8,685.8	—	8,670.7
Expenses
Benefits, claims and settlement expenses	—	—	4,616.6	—	4,616.6
Dividends to policyholders	—	—	210.2	—	210.2
Operating expenses	116.0	1.7	2,853.4	—	2,971.1

Total expenses	116.0	1.7	7,680.2	—	7,797.9

Income (loss) before income taxes	(127.8)	(5.0)	1,005.6	—	872.8
Income taxes (benefits)	(50.4)	(9.9)	258.6	—	198.3
Equity in the net income of subsidiaries	715.7	710.8	—	(1,426.5)	—

Net income	638.3	715.7	747.0	(1,426.5)	674.5
Net income attributable to noncontrolling interest	—	—	36.2	—	36.2

Net income attributable to PFG	638.3	715.7	710.8	(1,426.5)	638.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$605.3	$715.7	$710.8	$(1,426.5)	$605.3

Net income	$638.3	$715.7	$747.0	$(1,426.5)	$674.5
Other comprehensive loss	(34.5)	(44.0)	(51.1)	89.0	(40.6)

Comprehensive income	$603.8	$671.7	$695.9	$(1,337.5)	$633.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2013

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(42.8)	$1,019.0	$2,340.2	$(1,095.2)	$2,221.2
Investing activities
Available-for-sale securities:
Purchases	—	—	(9,025.2)	—	(9,025.2)
Sales	—	—	1,919.1	—	1,919.1
Maturities	—	—	7,359.2	—	7,359.2
Mortgage loans acquired or originated	—	—	(2,192.9)	—	(2,192.9)
Mortgage loans sold or repaid	—	—	2,095.1	—	2,095.1
Real estate acquired	—	—	(85.6)	—	(85.6)
Net purchases of property and equipment	—	—	(59.4)	—	(59.4)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(1,268.3)	—	(1,268.3)
Dividends and returns of capital received from (contributions to) unconsolidated entities	319.5	(594.6)	—	275.1	—
Net change in other investments	(3.1)	(28.7)	63.5	—	31.7

Net cash provided by (used in) investing activities	316.4	(623.3)	(1,194.5)	275.1	(1,226.3)
Financing activities
Issuance of common stock	125.8	—	—	—	125.8
Acquisition of treasury stock	(153.6)	—	—	—	(153.6)
Proceeds from financing element derivatives	—	—	47.0	—	47.0
Payments for financing element derivatives	—	—	(48.0)	—	(48.0)
Excess tax benefits from share-based payment arrangements	—	—	10.1	—	10.1
Purchase of subsidiary shares from noncontrolling interest	—	—	(52.9)	—	(52.9)
Sale of subsidiary shares to noncontrolling interest	—	—	31.8	—	31.8
Dividends to common stockholders	(288.4)	—	—	—	(288.4)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	1,122.5	(1,084.3)	38.2
Principal repayments of long-term debt	—	—	(218.2)	—	(218.2)
Net proceeds from (repayments of) short-term borrowings	—	—	(2,122.8)	2,230.8	108.0
Capital received from (dividends and capital paid to) parent	—	(319.5)	594.6	(275.1)	—
Investment contract deposits	—	—	6,716.3	—	6,716.3
Investment contract withdrawals	—	—	(8,852.7)	—	(8,852.7)
Net decrease in banking operation deposits	—	—	(225.7)	—	(225.7)
Other	—	—	(5.0)	—	(5.0)

Net cash used in financing activities	(349.2)	(319.5)	(3,003.0)	871.4	(2,800.3)

Net increase (decrease) in cash and cash equivalents	(75.6)	76.2	(1,857.3)	51.3	(1,805.4)
Cash and cash equivalents at beginning of period	207.1	612.5	4,241.3	(883.7)	4,177.2

Cash and cash equivalents at end of period	$131.5	$688.7	$2,384.0	$(832.4)	$2,371.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

21. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2012

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$204.8	$(1,145.0)	$1,762.0	$2,259.0	$3,080.8
Investing activities
Available-for-sale securities:
Purchases	—	—	(8,263.9)	—	(8,263.9)
Sales	—	—	1,303.7	—	1,303.7
Maturities	—	—	6,647.5	—	6,647.5
Mortgage loans acquired or originated	—	—	(2,538.4)	—	(2,538.4)
Mortgage loans sold or repaid	—	—	1,668.0	—	1,668.0
Real estate acquired	—	—	(151.8)	—	(151.8)
Net purchases of property and equipment	—	—	(38.9)	—	(38.9)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(80.4)	—	(80.4)
Dividends and returns of capital received from (contributions to) unconsolidated entities	(759.2)	381.0	—	378.2	—
Net change in other investments	(0.2)	(35.1)	(121.8)	—	(157.1)

Net cash provided by (used in) investing activities	(759.4)	345.9	(1,576.0)	378.2	(1,611.3)
Financing activities
Issuance of common stock	28.9	—	—	—	28.9
Acquisition of treasury stock	(272.7)	—	—	—	(272.7)
Proceeds from financing element derivatives	—	—	51.8	—	51.8
Payments for financing element derivatives	—	—	(49.9)	—	(49.9)
Excess tax benefits from share-based payment arrangements	—	—	10.8	—	10.8
Dividends to common stockholders	(231.3)	—	—	—	(231.3)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	1,483.9	—	9.5	—	1,493.4
Principal repayments of long-term debt	(440.8)	—	(9.8)	—	(450.6)
Net proceeds from (repayments of) short-term borrowings	—	(50.0)	2,240.8	(2,259.6)	(68.8)
Capital received from (dividends and capital paid to) parent	—	759.2	(381.0)	(378.2)	—
Investment contract deposits	—	—	6,900.4	—	6,900.4
Investment contract withdrawals	—	—	(7,522.6)	—	(7,522.6)
Net increase in banking operation deposits	—	—	32.0	—	32.0
Other	—	—	(14.6)	—	(14.6)

Net cash provided by (used in) financing activities	535.0	709.2	1,267.4	(2,637.8)	(126.2)

Net increase (decrease) in cash and cash equivalents	(19.6)	(89.9)	1,453.4	(0.6)	1,343.3
Cash and cash equivalents at beginning of period	226.7	702.4	2,787.9	(883.1)	2,833.9

Cash and cash equivalents at end of period	$207.1	$612.5	$4,241.3	$(883.7)	$4,177.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2013

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

        Under the supervision and with the participation of management, including our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2013.

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

        Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2013, and have concluded that our disclosure controls and procedures are effective.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2014 annual stockholders meeting (the "Proxy Statement"), which will be filed with the SEC on or about April 7, 2014, under the captions, "Election of Directors," "Corporate Governance," and "Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our Internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

Equity Compensation Plan Information

        In general, we have three compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. Amended and Restated 2010 Stock Incentive Plan, the Principal Financial Group, Inc. Employee Stock Purchase Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan. The following table shows the number of shares of Common Stock issuable upon exercise of options outstanding at December 31, 2013, the weighted average exercise price of those options and the number of shares of Common Stock remaining available for future issuance at December 31, 2013, excluding shares issuable upon exercise of outstanding options.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders (1)	14,303,948	(2)	$41.37	(3)	11,781,992	(4)
Equity compensation plans not approved by our stockholders	—		n/a		—

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

(2)
Includes 9,621,663 options outstanding under the employee stock incentive plans, 3,770 options outstanding under the directors stock plans, 1,089,053 performance shares under the employee stock incentive plans, 3,288,175 restricted stock units under the employee stock incentive plans, 255,448 restricted stock units under the directors stock plans and 45,839 other stock-based awards under the Directors 2005 Stock Plan for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.

(3)
The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units or other stock-based awards.

(4)
This number includes 5,243,208 shares remaining for issuance under the Employee Stock Purchase Plan, 6,376,411 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2010 Stock Incentive Plan and 162,373 shares available for issuance in respect of future awards of stock options, restricted stock, restricted stock units and other stock-based awards under the 2005 Directors Stock Plan.

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

PRINCIPAL FINANCIAL GROUP, INC.
Dated: February 12, 2014	By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 12, 2014

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

Report of Independent Registered Public Accounting Firm

The Board to Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the consolidated financial statements of Principal Financial Group, Inc. ("the Company") as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and have issued our report thereon dated February 12, 2014 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at Item 15.a.2. of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Des Moines, IA
February 12, 2014

Schedule I — Summary of Investments — Other Than Investments in Related Parties
As of December 31, 2013

Type of Investment	Cost	Value	Amount as shown in the Consolidated Statement of Financial Position
	(in millions)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S government corporations and agencies	$818.2	$780.5	$780.5
States, municipalities and political subdivisions	3,622.8	3,658.0	3,658.0
Foreign governments	853.2	996.8	996.8
Public utilities	4,846.6	4,424.0	4,424.0
Redeemable preferred stock	37.8	41.2	41.2
All other corporate bonds	25,396.2	27,453.8	27,453.8
Residential mortgage-backed securities	2,799.1	2,845.2	2,845.2
Commercial mortgage-backed securities	4,078.0	4,026.4	4,026.4
Collateralized debt obligations	391.9	363.4	363.4
Other debt obligations	4,157.5	4,167.8	4,167.8

Total fixed maturities, available-for-sale	47,001.3	48,757.1	48,757.1
Fixed maturities, trading	563.1	563.1	563.1
Equity securities, available-for-sale:
Banks, trust and insurance companies	60.8	51.1	51.1
Industrial, miscellaneous and all other	7.7	10.2	10.2
Non-redeemable preferred stock	45.3	49.2	49.2

Total equity securities, available-for-sale	113.8	110.5	110.5
Equity securities, trading	716.9	716.9	716.9
Mortgage loans (1)	11,603.3	XXXX	11,533.6
Real estate, net:
Real estate acquired in satisfaction of debt	213.6	XXXX	213.8
Other real estate	1,058.0	XXXX	1,057.8
Policy loans	859.7	XXXX	859.7
Other investments (2)	1,542.0	XXXX	2,944.4

Total investments	$63,671.7	XXXX	$66,756.9

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

 Schedule II — Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2013	2012
	(in millions)
Assets
Fixed maturities, trading	$—	$10.5
Cash and cash equivalents	131.5	207.1
Other investments	9.3	11.1
Income taxes receivable	22.2	35.8
Deferred income taxes	17.2	20.6
Amounts receivable from subsidiary	0.8	0.9
Other assets	19.0	20.8
Investment in subsidiary	11,956.2	11,853.3

Total assets	$12,156.2	$12,160.1

Liabilities
Amounts payable to subsidiary	$1.4	$2.1
Long-term debt	2,448.8	2,448.6
Accrued investment payable	21.8	22.3
Other liabilities	—	3.7

Total liabilities	2,472.0	2,476.7
Stockholders' equity
Series A preferred stock, par value $0.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2013 and 2012	—	—
Series B preferred stock, par value $0.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2013 and 2012	0.1	0.1
Common stock, par value $.01 per share — 2,500 million shares authorized, 459.3 million and 453.5 million shares issued, and 295.2 million and 293.8 million shares outstanding in 2013 and 2012	4.6	4.5
Additional paid-in capital	9,798.9	9,730.9
Retained earnings	5,405.4	4,862.0
Accumulated other comprehensive income	183.2	640.3
Treasury stock, at cost (164.1 million and 159.7 million shares in 2013 and 2012)	(5,708.0)	(5,554.4)

Total stockholders' equity attributable to Principal Financial Group, Inc.	9,684.2	9,683.4

Total liabilities and stockholders' equity	$12,156.2	$12,160.1

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Revenues
Fees and other revenues	$—	$0.5	$0.2
Net investment income (loss)	0.4	3.0	(12.0)
Net realized capital gains	6.3	0.3	—

Total revenues	6.7	3.8	(11.8)
Expenses
Other operating costs and expenses	140.5	170.2	116.0

Total expenses	140.5	170.2	116.0

Losses before income taxes	(133.8)	(166.4)	(127.8)
Income tax benefits	(54.0)	(67.6)	(50.4)
Equity in the net income of subsidiaries	992.5	905.4	715.7

Net income attributable to Principal Financial Group, Inc.	912.7	806.6	638.3
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$879.7	$773.6	$605.3

See accompanying notes.

 Statements of Cash Flows

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Operating activities
Net income	$912.7	$806.6	$638.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in the net income of subsidiaries	(992.5)	(905.4)	(715.7)
Net realized capital gains	(6.3)	(0.3)	—
Net cash flows for trading securities	10.4	258.2	21.7
Current and deferred income tax benefits	12.6	(2.3)	(3.7)
Stock-based compensation	2.2	2.2	1.6
Other	18.1	45.8	(15.5)

Net cash provided by (used in) operating activities	(42.8)	204.8	(73.3)
Investing activities
Available-for-sale securities:
Purchases	—	—	(4.4)
Sales	—	—	200.0
Maturities	—	—	4.4
Net change in other investments	(3.1)	(0.2)	(0.2)
Dividends and returns of capital received from (contributions to) unconsolidated entity	319.5	(759.2)	506.5

Net cash provided by (used in) investing activities	316.4	(759.4)	706.3
Financing activities
Issuance of common stock	125.8	28.9	25.9
Acquisition of treasury stock	(153.6)	(272.7)	(556.4)
Dividends to common stockholders	(288.4)	(231.3)	(213.7)
Dividends to preferred stockholders	(33.0)	(33.0)	(33.0)
Principal repayments of long term debt	—	(440.8)	—
Issuance of long-term debt	—	1,483.9	—

Net cash provided by (used in) financing activities	(349.2)	535.0	(777.2)

Net decrease in cash and cash equivalents	(75.6)	(19.6)	(144.2)
Cash and cash equivalents at beginning of year	207.1	226.7	370.9

Cash and cash equivalents at end of year	$131.5	$207.1	$226.7

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

(2)   Cash Dividends and Returns of Capital Received from (Capital Contributed to) Unconsolidated Entity

        The parent company received cash dividends and returns of capital totaling $319.5 million in 2013 from its unconsolidated entity. The parent company contributed capital of $759.2 million to its unconsolidated entity in 2012. In 2011, the parent company received cash dividends and returns of capital totaling $506.5 million.

Schedule III — Supplementary Insurance Information
As of December 31, 2013 and 2012 and for each of the years ended December 31, 2013, 2012 and 2011

Segment	Deferred acquisition costs	Future policy benefits and claims	Contractholder and other policyholder funds
	(in millions)
2013:
Retirement and Investor Services	$848.9	$9,975.6	$30,537.5
Principal Global Investors	—	—	—
Principal International	228.2	4,220.2	172.2
U.S. Insurance Solutions	1,999.9	8,389.0	6,293.9
Corporate	—	41.4	(286.4)

Total	$3,077.0	$22,626.2	$36,717.2

2012:
Retirement and Investor Services	$699.4	$9,702.7	$32,801.4
Principal Global Investors	—	—	—
Principal International	195.3	4,435.5	108.5
U.S. Insurance Solutions	1,695.3	8,247.6	5,867.4
Corporate	—	50.4	(274.4)

Total	$2,590.0	$22,436.2	$38,502.9

Schedule III — Supplementary Insurance Information — (continued)
As of December 31, 2013 and 2012 and for each of the years ended December 31, 2013, 2012 and 2011

Segment	Premiums and other considerations	Net investment income (1)	Benefits, claims and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (1)
	(in millions)
2013:
Retirement and Investor Services	$1,045.5	$1,933.3	$2,303.4	$75.0	$1,529.9
Principal Global Investors	—	17.0	—	—	545.7
Principal International	291.6	447.1	569.0	16.5	318.0
U.S. Insurance Solutions	1,816.5	686.3	1,826.0	95.6	689.0
Corporate	0.5	54.7	(14.8)	—	23.2

Total	$3,154.1	$3,138.4	$4,683.6	$187.1	$3,105.8

2012:
Retirement and Investor Services	$1,162.6	$2,075.4	$2,629.1	$84.8	$1,362.5
Principal Global Investors	—	15.4	—	—	456.9
Principal International	284.6	435.2	567.2	12.6	208.5
U.S. Insurance Solutions	1,769.3	675.2	1,935.5	(2.5)	662.0
Corporate	2.9	53.7	(7.9)	—	148.7

Total	$3,219.4	$3,254.9	$5,123.9	$94.9	$2,838.6

2011:
Retirement and Investor Services	$390.4	$2,182.8	$1,933.3	$119.4	$1,258.5
Principal Global Investors	—	15.1	—	—	429.3
Principal International	264.5	469.9	581.7	8.4	184.8
U.S. Insurance Solutions	1,724.0	669.9	1,725.1	143.6	630.2
Corporate	512.1	37.6	376.5	—	196.9

Total	$2,891.0	$3,375.3	$4,616.6	$271.4	$2,699.7

(1)
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

 Schedule IV — Reinsurance
As of December 31, 2013, 2012 and 2011 and for each of the years then ended

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
2013:
Life insurance in force	$317,154.5	$144,024.9	$1,455.4	$174,585.0	0.8%

Premiums:
Life insurance	$2,216.9	$205.2	$2.5	$2,014.2	0.1%
Accident and health insurance	1,307.9	168.0	—	1,139.9	—%

Total	$3,524.8	$373.2	$2.5	$3,154.1	0.1%

2012:
Life insurance in force	$286,435.3	$115,315.7	$1,606.2	$172,725.8	0.9%

Premiums:
Life insurance	$2,289.4	$174.4	$2.6	$2,117.6	0.1%
Accident and health insurance	1,264.7	162.9	—	1,101.8	—%

Total	$3,554.1	$337.3	$2.6	$3,219.4	0.1%

2011:
Life insurance in force	$256,880.3	$94,839.7	$1,814.9	$163,855.5	1.1%

Premiums:
Life insurance	$1,490.8	$158.5	$3.0	$1,335.3	0.2%
Accident and health insurance	1,714.8	159.1	—	1,555.7	—%

Total	$3,205.6	$317.6	$3.0	$2,891.0	0.1%

Exhibit Index

Exhibit Number	Description
2.1	Plan of Conversion (1)
2.2	Stock Purchase Agreement dated as of May 11, 2004 by and between Principal Holding Company and CitiMortgage, Inc. (2)
2.3	Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc., dated as of July 25, 2006. (3)
2.3.1	Amendment No. 1 and Waiver, dated as of December 29, 2006, to the Stock Purchase Agreement, dated as of July 25, 2006, by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (4)
2.3.2	Memorandum of Understanding dated as of December 29, 2006, amending and modifying the Stock Purchase Agreement by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (4)
2.4	Sale and Purchase Promise Agreement, dated October 5, 2012, among Principal Financial Services, Inc., Empresas Penta S.A. and Inversiones Banpenta Limitada (5)
3.1	Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1) (6)
3.2	Amended and Restated By-Laws of Principal Financial Group, Inc. (7)
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share (1)
4.1.1	Certificate of Designations of the Company's Series A Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005. (6)
4.1.2	Certificate of Designations of the Company's Series B Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005. (6)
4.1.3	Specimen Stock Certificate for the Company's Series A Non-Cumulative Perpetual Preferred Stock. (6)
4.1.4	Specimen Stock Certificate for the Company's Series B Non-Cumulative Perpetual Preferred Stock. (6)
4.1.5	Senior Indenture, dated as of October 11, 2006, between Principal Financial Group, Inc. and The Bank of New York, as Trustee. (8)
4.1.6	First Supplemental Indenture, dated as of October 16, 2006, among Principal Financial Group, Inc., Principal Financial Services, Inc. and The Bank of New York, as Trustee. (8)
4.1.7	6.05% Senior Note ($500,000,000) due October 15, 2036. (8)
4.1.8	6.05% Senior Note ($100,000,000) due October 15, 2036. (9)
4.1.9	Guarantee, dated as of October 16, 2006, by Principal Financial Services, Inc. (8)
4.1.10	Senior Indenture, dated as of May 21, 2009, among Principal Financial Group, Inc., Principal Financial Services, Inc., as guarantor, and The Bank of New York, as Trustee (10)
4.1.11	First Supplemental Indenture (including the form of 2014 Notes), dated as of May 21, 2009, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (10)
4.1.12	Second Supplemental Indenture (including the form of 2019 Notes), dated as of May 21, 2009, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (10)
4.1.13	Third Supplemental Indenture (including the form of 2022 Notes), dated as of September 10, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (11)
4.1.14	Fourth Supplemental Indenture (including the form of 2022 Notes), dated as of September 10, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (11)
4.1.15	Fifth Supplemental Indenture (including the form of 2017 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (12)
4.1.16	Sixth Supplemental Indenture (including the form of 2023 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (12)
4.1.17	Seventh Supplemental Indenture (including the form of 2043 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (12)
4.1.18	Guarantee from Principal Financial Services, Inc. with respect to the 7.875% Senior Notes due 2014 (10)
4.1.19	Guarantee from Principal Financial Services, Inc. with respect to the 8.875% Senior Notes due 2019 (10)
4.1.20	Guarantee from Principal Financial Services, Inc. with respect to the 3.300% Senior Notes due 2022 (11)
4.1.21	Guarantee from Principal Financial Services, Inc. with respect to the 4.625% Senior Notes due 2042 (11)
4.1.22	Guarantee from Principal Financial Services, Inc. with respect to the 1.850% Senior Notes due 2017 (12)
4.1.23	Guarantee from Principal Financial Services, Inc. with respect to the 3.125% Senior Notes due 2023 (12)
4.1.24	Guarantee from Principal Financial Services, Inc. with respect to the 4.350% Senior Notes due 2043 (12)
10.1	Principal Financial Group, Inc. Stock Incentive Plan (13)
10.1.1	Form of Restricted Stock Unit Award Agreement (14)
10.1.2	Form of Stock Option Award Agreement (14)
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan (15)
10.1.4	Principal Financial Group, Inc. 2010 Stock Incentive Plan (16)
10.1.5	Amended and Restated Principal Financial Group, Inc. 2010 Stock Incentive Plan (17)
10.2	Principal Financial Group Long-Term Performance Plan (1)
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002 (18)
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002 (19)
10.5	Principal Financial Group, Inc. Annual Incentive Plan (20)
10.6	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors (21)
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009 (22)

Exhibit Number	Description
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective May 17, 2010 (23)
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective January 1, 2012 (24)
10.7	Principal Financial Group, Inc. Directors Stock Plan (1)
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan (15)
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc. (25)
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004 (26)
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan (25)
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003 (26)
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees (25)
10.11	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive. (27)
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives) (28)
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010 (23)
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement (28)
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan. (29)
10.14	Employment Agreement dated as of June 1, 2006, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company, and Larry D. Zimpleman. (4)
10.14.1	Amended and Restated Employment Agreement dated as of May 1, 2008, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (30)
10.14.2	Letter dated March 16, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (22)
10.14.3	Letter dated December 1, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (31)
10.16	The Principal Severance Plan for Senior Executives, restated effective January 1, 2009 (22)
12	Computation of Earnings to Fixed Charges Ratio (32)
21	Principal Financial Group, Inc. Member Companies as of December 31, 2013 (32)
23	Consent of Independent Registered Public Accounting Firm (32)
31.1	Certification of Larry D. Zimpleman (32)
31.2	Certification of Terrance J. Lillis (32)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman (32)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis (32)
101	The following materials from Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (ix) Schedule III — Supplementary Information and (x) Schedule IV — Reinsurance.

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

(22)
Incorporated by reference to the Principal Financial Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-16725)

(23)
Incorporated herein by reference to exhibit filed with Principal Financial Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-16725).

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