Form 10-Q
period 2014-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2014-04-30
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 23, 2014, was 294,231,061.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	March 31, 2014	December 31, 2013
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2014 and 2013 include $279.5 million and $272.0 million related to consolidated variable interest entities)	$50,048.1	$48,757.1
Fixed maturities, trading (2014 and 2013 both include $110.4 million related to consolidated variable interest entities)	575.3	563.1
Equity securities, available-for-sale	136.1	110.5
Equity securities, trading (2014 and 2013 include $325.5 million and $327.2 million related to consolidated variable interest entities)	724.2	716.9
Mortgage loans	11,478.4	11,533.6
Real estate	1,390.8	1,271.6
Policy loans	843.8	859.7
Other investments (2014 and 2013 include $57.9 million and $68.1 million related to consolidated variable interest entities and $133.6 million and $142.9 million measured at fair value under the fair value option)	2,910.4	2,944.4
Total investments	68,107.1	66,756.9
Cash and cash equivalents	1,393.1	2,371.8
Accrued investment income	540.4	532.1
Premiums due and other receivables	1,199.3	1,241.0
Deferred acquisition costs	3,045.6	3,077.0
Property and equipment	546.0	500.7
Goodwill	1,075.2	1,100.3
Other intangibles	1,421.8	1,459.0
Separate account assets (2014 and 2013 include $32,652.9 million and $32,824.7 million related to consolidated variable interest entities)	132,804.6	130,018.4
Other assets	1,060.8	1,134.2
Total assets	$211,193.9	$208,191.4
Liabilities
Contractholder funds	$35,736.3	$35,958.3
Future policy benefits and claims	23,026.2	22,626.2
Other policyholder funds	791.6	758.9
Short-term debt	148.8	150.6
Long-term debt	2,516.0	2,601.4
Income taxes currently payable	6.4	5.2
Deferred income taxes	889.7	824.0
Separate account liabilities (2014 and 2013 include $32,652.9 million and $32,824.7 million related to consolidated variable interest entities)	132,804.6	130,018.4
Other liabilities (2014 and 2013 include $360.2 million and $342.4 million related to consolidated variable interest entities, of which $97.1 million and $104.9 million are measured at fair value under the fair value option)	4,936.2	5,224.2
Total liabilities	200,855.8	198,167.2
Redeemable noncontrolling interest	280.2	247.2
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2014 and 2013	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2014 and 2013	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 460.9 million and 459.3 million shares issued, and 294.8 million and 295.2 million shares outstanding in 2014 and 2013	4.6	4.6
Additional paid-in capital	9,813.1	9,798.9
Retained earnings	5,605.3	5,405.4
Accumulated other comprehensive income	361.8	183.2
Treasury stock, at cost (166.1 million and 164.1 million shares in 2014 and 2013)	(5,797.0)	(5,708.0)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	9,987.9	9,684.2
Noncontrolling interest	70.0	92.8
Total stockholders’ equity	10,057.9	9,777.0
Total liabilities and stockholders’ equity	$211,193.9	$208,191.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2014	2013
	(in millions, except per share data)
Revenues
Premiums and other considerations	$803.6	$694.7
Fees and other revenues	829.7	733.6
Net investment income	844.7	789.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	19.8	(26.4)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	10.9	(44.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(30.1)	20.2
Net impairment losses on available-for-sale securities	(19.2)	(24.5)
Net realized capital gains (losses)	0.6	(50.9)
Total revenues	2,478.6	2,166.7
Expenses
Benefits, claims and settlement expenses	1,227.5	1,094.5
Dividends to policyholders	45.7	48.3
Operating expenses	829.0	795.7
Total expenses	2,102.2	1,938.5
Income before income taxes	376.4	228.2
Income taxes	52.3	38.2
Net income	324.1	190.0
Net income attributable to noncontrolling interest	22.2	3.5
Net income attributable to Principal Financial Group, Inc.	301.9	186.5
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$293.7	$178.3

Earnings per common share
Basic earnings per common share	$0.96	$0.61

Diluted earnings per common share	$0.95	$0.61

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
	2014	2013
	(in millions)

Net income	$324.1	$190.0
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	192.2	(99.3)
Noncredit component of impairment losses on fixed maturities, available-for-sale	17.5	(11.3)
Net unrealized gains on derivative instruments	9.0	22.0
Foreign currency translation adjustment	(45.6)	54.4
Net unrecognized postretirement benefit obligation	3.5	13.8
Other comprehensive income (loss)	176.6	(20.4)
Comprehensive income	500.7	169.6
Comprehensive income attributable to noncontrolling interest	20.2	2.4
Comprehensive income attributable to Principal Financial Group, Inc.	$480.5	$167.2

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Accumulated
	Series A	Series B		Additional		other			Total
	preferred	preferred	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	stock	stock	capital	earnings	income	stock	interest	equity
	(in millions)
Balances at January 1, 2013 (as adjusted)	$—	$0.1	$4.5	$9,730.9	$4,862.0	$640.3	$(5,554.4)	$20.0	$9,703.4
Common stock issued	—	—	0.1	20.2	—	—	—	—	20.3
Stock-based compensation and additional related tax benefits	—	—	—	20.4	(1.0)	—	—	—	19.4
Treasury stock acquired, common	—	—	—	—	—	—	(90.9)	—	(90.9)
Dividends to common stockholders	—	—	—	—	(67.6)	—	—	—	(67.6)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3.6)	(3.6)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	113.9	113.9
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(30.6)	(30.6)
Net income (excludes $0.1 million attributable to redeemable noncontrolling interest)	—	—	—	—	186.5	—	—	3.4	189.9
Other comprehensive loss (excludes $(1.0) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(19.3)	—	(0.1)	(19.4)
Balances at March 31, 2013	$—	$0.1	$4.6	$9,771.5	$4,971.7	$621.0	$(5,645.3)	$103.0	$9,826.6

Balances at January 1, 2014	$—	$0.1	$4.6	$9,798.9	$5,405.4	$183.2	$(5,708.0)	$92.8	$9,777.0
Common stock issued	—	—	—	16.1	—	—	—	—	16.1
Stock-based compensation and additional related tax benefits	—	—	—	22.7	(1.4)	—	—	—	21.3
Treasury stock acquired, common	—	—	—	—	—	—	(89.0)	—	(89.0)
Dividends to common stockholders	—	—	—	—	(82.7)	—	—	—	(82.7)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(22.0)	(22.0)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7.9	7.9
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(25.3)	(25.3)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(24.6)	(9.7)	—	—	—	(34.3)
Net income (excludes $2.0 million attributable to redeemable noncontrolling interest)	—	—	—	—	301.9	—	—	20.2	322.1
Other comprehensive income (excludes $1.6 million attributable to redeemable noncontrolling interest)	—	—	—	—	—	178.6	—	(3.6)	175.0
Balances at March 31, 2014	$—	$0.1	$4.6	$9,813.1	$5,605.3	$361.8	$(5,797.0)	$70.0	$10,057.9

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2014	2013
	(in millions)
Operating activities
Net income	$324.1	$190.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	74.9	55.6
Additions to deferred acquisition costs	(95.9)	(124.2)
Accrued investment income	(8.3)	(0.1)
Net cash flows for trading securities	(19.1)	(122.1)
Premiums due and other receivables	74.0	8.7
Contractholder and policyholder liabilities and dividends	344.1	133.1
Current and deferred income taxes	14.4	136.5
Net realized capital (gains) losses	(0.6)	50.9
Depreciation and amortization expense	40.5	34.9
Mortgage loans held for sale, sold or repaid, net of gain	0.3	—
Real estate acquired through operating activities	(20.7)	(16.7)
Real estate sold through operating activities	104.3	10.2
Stock-based compensation	21.6	19.4
Other	(262.3)	219.7
Net adjustments	267.2	405.9
Net cash provided by operating activities	591.3	595.9
Investing activities
Available-for-sale securities:
Purchases	(2,659.5)	(2,447.1)
Sales	475.3	503.1
Maturities	1,495.9	1,790.9
Mortgage loans acquired or originated	(319.3)	(610.9)
Mortgage loans sold or repaid	335.1	555.8
Real estate acquired	(182.2)	(23.4)
Net (purchases) sales of property and equipment	(49.8)	6.7
Purchase of interests in subsidiaries, net of cash acquired	—	(1,268.3)
Net change in other investments	69.2	(32.2)
Net cash used in investing activities	(835.3)	(1,525.4)
Financing activities
Issuance of common stock	16.1	20.3
Acquisition of treasury stock	(89.0)	(90.9)
Proceeds from financing element derivatives	14.4	14.3
Payments for financing element derivatives	(12.7)	(12.7)
Excess tax benefits from share-based payment arrangements	4.9	3.8
Purchase of subsidiary shares from noncontrolling interest	(25.3)	(30.6)
Dividends to common stockholders	(82.7)	(67.6)
Issuance of long-term debt	14.0	3.5
Principal repayments of long-term debt	(100.1)	(0.4)
Net repayments of short-term borrowings	(0.3)	—
Investment contract deposits	1,319.7	1,419.7
Investment contract withdrawals	(1,751.5)	(2,852.0)
Net increase (decrease) in banking operation deposits	(39.1)	6.9
Other	(3.1)	(0.8)
Net cash used in financing activities	(734.7)	(1,586.5)
Net decrease in cash and cash equivalents	(978.7)	(2,516.0)
Cash and cash equivalents at beginning of period	2,371.8	4,177.2
Cash and cash equivalents at end of period	$1,393.1	$1,661.2

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2013, included in our Form 10-K for the year ended December 31, 2013, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2013, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that changes the criteria for reporting discontinued operations.  This guidance will be effective for us on January 1, 2015, with early adoption permitted.  This guidance is not expected to have a material impact on our consolidated financial statements.

In January 2014, the FASB issued authoritative guidance to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs. This guidance will be effective for us beginning January 1, 2015, and is not expected to have a material impact on our consolidated financial statements.

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

In July 2013, the FASB issued authoritative guidance that requires the liability related to certain unrecognized benefits to be offset against a deferred tax asset from operating loss carryforwards. This guidance was effective for us beginning January 1, 2014, and did not have a material impact on our consolidated financial statements.

In June 2013, the FASB issued authoritative guidance that formalizes the definition of an investment company. This guidance was effective for us beginning January 1, 2014, and did not have a material impact on our consolidated financial statements.

In March 2013, the FASB issued authoritative guidance that clarifies how the cumulative translation adjustment (“CTA”) related to a parent’s investment in a foreign entity should be released when certain transactions related to the foreign entity occur. This guidance was effective prospectively for us beginning January 1, 2014, and did not have a material impact on our consolidated financial statements.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

At March 31, 2014 and December 31, 2013, the separate account assets include a separate account valued at $199.4 million and $223.1 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2.  Variable Interest Entities

We have relationships with and may have a variable interest in various types of special purpose entities. Following is a discussion of our interest in entities that meet the definition of a VIE. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. The primary beneficiary of a VIE is defined as the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. For VIEs that are investment companies, the primary beneficiary is the enterprise who absorbs the majority of the entity’s expected losses, receives a majority of the expected residual returns or both. On an ongoing basis, we assess whether we are the primary beneficiary of VIEs we have relationships with.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

		Collateralized		Mandatory
		private investment		retirement
	Grantor trusts	vehicle	CMBS	savings	Total
	(in millions)
March 31, 2014
Fixed maturities, available-for-sale	$279.5	$—	$—	$—	$279.5
Fixed maturities, trading	—	110.4	—	—	110.4
Equity securities, trading	—	—	—	325.5	325.5
Other investments	—	—	57.9	—	57.9
Accrued investment income	0.4	—	0.4	—	0.8
Separate account assets	—	—	—	32,652.9	32,652.9
Total assets	$279.9	$110.4	$58.3	$32,978.4	$33,427.0
Deferred income taxes	$1.7	$—	$—	$—	$1.7
Separate account liabilities	—	—	—	32,652.9	32,652.9
Other liabilities (1)	228.9	109.9	21.4	—	360.2
Total liabilities	$230.6	$109.9	$21.4	$32,652.9	$33,014.8
December 31, 2013
Fixed maturities, available-for-sale	$272.0	$—	$—	$—	$272.0
Fixed maturities, trading	—	110.4	—	—	110.4
Equity securities, trading	—	—	—	327.2	327.2
Other investments	—	—	68.1	—	68.1
Accrued investment income	0.3	—	0.6	—	0.9
Separate account assets	—	—	—	32,824.7	32,824.7
Total assets	$272.3	$110.4	$68.7	$33,151.9	$33,603.3
Deferred income taxes	$1.5	$—	$—	$—	$1.5
Separate account liabilities	—	—	—	32,824.7	32,824.7
Other liabilities (1)	217.2	93.8	31.4	—	342.4
Total liabilities	$218.7	$93.8	$31.4	$32,824.7	$33,168.6

(1)           Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; the collateralized private investment vehicle includes derivative liabilities and an obligation to redeem notes at maturity or termination of the trust; and CMBS includes an obligation to the bondholders.

We did not provide financial or other support to investees designated as VIEs for the periods ended March 31, 2014 and December 31, 2013.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Unconsolidated VIEs include CMBS, residential mortgage-backed pass-through securities (“RMBS”) and other asset-backed securities (“ABS”). All of these entities were deemed VIEs because the equity within these entities is insufficient to sustain them. We determined we are not the primary beneficiary in the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security that controls the unilateral right to replace the special servicer or equivalent function.

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

We have invested in partnerships, some of which are classified as VIEs. The returns from the partnerships are in the form of income tax credits and investment income. These entities are classified as VIEs as the general partner does not have an equity investment at risk in the entity. We have determined we are not the primary beneficiary because we are not the general partner, who makes all the significant decisions for the entity or our variable interest does not absorb the majority of the variability of the entities’ net assets.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
March 31, 2014
Fixed maturities, available-for-sale:
Corporate	$542.8	$451.1
Residential mortgage-backed pass-through securities	2,900.9	2,834.4
Commercial mortgage-backed securities	4,087.1	4,064.0
Collateralized debt obligations	380.9	407.1
Other debt obligations	4,277.2	4,252.1
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	42.5	42.5
Commercial mortgage-backed securities	1.6	1.6
Collateralized debt obligations	64.2	64.2
Other debt obligations	1.0	1.0
Other investments:
Other limited partnership interests	137.4	137.4

December 31, 2013
Fixed maturities, available-for-sale:
Corporate	$523.4	$448.2
Residential mortgage-backed pass-through securities	2,845.2	2,799.1
Commercial mortgage-backed securities	4,026.4	4,078.0
Collateralized debt obligations	363.4	391.9
Other debt obligations	4,167.8	4,157.5
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	47.5	47.5
Commercial mortgage-backed securities	1.8	1.8
Collateralized debt obligations	59.6	59.6
Other debt obligations	1.2	1.2
Other investments:
Other limited partnership interests	123.5	123.5

(1)         Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and other investments. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading.

Sponsored Investment Funds

We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities’ net assets. As of both March 31, 2014 and December 31, 2013, these VIEs held $1.4 billion in total assets. We have no contractual obligation to contribute to the funds.

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
March 31, 2014
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

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated other comprehensive income (“AOCI”) and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
March 31, 2014
Fixed maturities, available-for-sale:
U.S. government and agencies	$798.2	$13.9	$31.6	$780.5	$—
Non-U.S. government and agencies	872.4	157.3	5.1	1,024.6	—
States and political subdivisions	3,837.6	177.3	41.8	3,973.1	—
Corporate	30,542.6	2,291.1	209.9	32,623.8	17.1
Residential mortgage-backed pass-through securities	2,834.4	98.8	32.3	2,900.9	—
Commercial mortgage-backed securities	4,064.0	173.0	149.9	4,087.1	155.5
Collateralized debt obligations	407.1	5.5	31.7	380.9	0.7
Other debt obligations	4,252.1	57.4	32.3	4,277.2	74.1
Total fixed maturities, available-for-sale	$47,608.4	$2,974.3	$534.6	$50,048.1	$247.4
Total equity securities, available-for-sale	$139.4	$6.9	$10.2	$136.1
December 31, 2013
Fixed maturities, available-for-sale:
U.S. government and agencies	$818.2	$12.7	$50.4	$780.5	$—
Non-U.S. government and agencies	853.2	148.8	5.2	996.8	—
States and political subdivisions	3,622.8	120.9	85.7	3,658.0	—
Corporate	30,280.6	1,958.8	320.4	31,919.0	17.1
Residential mortgage-backed pass-through securities	2,799.1	92.8	46.7	2,845.2	—
Commercial mortgage-backed securities	4,078.0	170.6	222.2	4,026.4	183.4
Collateralized debt obligations	391.9	6.0	34.5	363.4	0.7
Other debt obligations	4,157.5	51.8	41.5	4,167.8	76.3
Total fixed maturities, available-for-sale	$47,001.3	$2,562.4	$806.6	$48,757.1	$277.5
Total equity securities, available-for-sale	$113.8	$10.0	$13.3	$110.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

(1)         Excludes $177.0 million and $148.6 million as of March 31, 2014 and December 31, 2013, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2014, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$3,152.6	$3,200.9
Due after one year through five years	12,725.3	13,374.6
Due after five years through ten years	8,687.4	9,215.8
Due after ten years	11,485.5	12,610.7
Subtotal	36,050.8	38,402.0
Mortgage-backed and other asset-backed securities	11,557.6	11,646.1
Total	$47,608.4	$50,048.1

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision and impairments of real estate held for investment. Investment gains and losses on sales of certain real estate held for sale, which do not meet the criteria for classification as a discontinued operation, and mark-to-market adjustments on trading securities that represent mandatory required investments are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the three months ended March 31,
	2014	2013
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$12.3	$15.5
Gross losses	(6.9)	(50.7)
Other-than-temporary impairment losses reclassified to (from) OCI	(30.1)	20.2
Hedging, net	4.5	(29.0)
Fixed maturities, trading	14.2	0.1
Equity securities, available-for-sale:
Gross gains	5.8	—
Equity securities, trading	3.6	6.3
Mortgage loans	1.4	(6.2)
Derivatives	(11.3)	18.2
Other	7.1	(25.3)
Net realized capital gains (losses)	$0.6	$(50.9)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $471.9 million and $560.1 million for the three months ended March 31, 2014 and 2013, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended March 31,
	2014	2013
	(in millions)
Fixed maturities, available-for-sale	$5.0	$(44.7)
Equity securities, available-for-sale	5.9	—
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	10.9	(44.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	(30.1)	20.2
Net impairment losses on available-for-sale securities	$(19.2)	$(24.5)

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
March 31, 2014
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

	For the three months ended March 31,
	2014	2013
	(in millions)
Beginning balance	$(235.4)	$(335.2)
Credit losses for which an other-than-temporary impairment was not previously recognized	(0.3)	(4.3)
Credit losses for which an other-than-temporary impairment was previously recognized	(24.1)	(18.3)
Reduction for credit losses previously recognized on fixed maturities now sold or intended to be sold	33.6	35.8
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	2.0	3.4
Ending balance	$(224.2)	$(318.6)

(1)         Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	March 31, 2014
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$464.6	$30.5	$15.8	$1.1	$480.4	$31.6
Non-U.S. governments	75.4	4.8	5.9	0.3	81.3	5.1
States and political subdivisions	915.4	32.5	79.2	9.3	994.6	41.8
Corporate	3,213.9	71.4	1,123.3	138.5	4,337.2	209.9
Residential mortgage-backed pass- through securities	936.5	24.4	112.7	7.9	1,049.2	32.3
Commercial mortgage-backed securities	545.1	9.1	472.8	140.8	1,017.9	149.9
Collateralized debt obligations	113.3	1.5	52.5	30.2	165.8	31.7
Other debt obligations	866.2	8.5	304.3	23.8	1,170.5	32.3
Total fixed maturities, available-for-sale	$7,130.4	$182.7	$2,166.5	$351.9	$9,296.9	$534.6
Total equity securities, available-for-sale	$—	$—	$51.0	$10.2	$51.0	$10.2

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $8,938.7 million in available-for-sale fixed maturities with gross unrealized losses of $497.2 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 87% were investment grade (rated AAA through BBB-) with an average price of 95 (carrying value/amortized cost) at March 31, 2014. Gross unrealized losses in our fixed maturities portfolio decreased during the three months ended March 31, 2014, due to a decrease in interest rates and spread improvements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 862 securities with a carrying value of $7,008.9 million and unrealized losses of $173.2 million reflecting an average price of 98 at March 31, 2014. Of this portfolio, 95% was investment grade (rated AAA through BB-) at March 31, 2014, with associated unrealized losses of $166.6 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 347 securities with a carrying value of $1,929.8 million and unrealized losses of $324.0 million. The average rating of this portfolio was BBB with an average price of 86 at March 31, 2014. Of the $324.0 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $140.8 million in unrealized losses with an average price of 77 and an average credit rating of B+. The remaining unrealized losses consist primarily of $110.9 million within the corporate sector at March 31, 2014. The average price of the corporate sector was 89 and the average credit rating was BBB+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at March 31, 2014.

	December 31, 2013
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

Of the total amounts, Principal Life consolidated portfolio represented $10,905.4 million in available-for-sale fixed maturities with gross unrealized losses of $752.5 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 87% were investment grade (rated AAA through BBB-) with an average price of 94 (carrying value/amortized cost) at December 31, 2013. Gross unrealized losses in our fixed maturities portfolio decreased slightly during the year ended December 31, 2013, due to spread improvements.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 1,154 securities with a carrying value of $8,899.5 million and unrealized losses of $339.8 million reflecting an average price of 96 at December 31, 2013. Of this portfolio, 94% was investment grade (rated AAA through BBB-) at December 31, 2013, with associated unrealized losses of $325.9 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 359 securities with a carrying value of $2,005.9 million and unrealized losses of $412.7 million. The average rating of this portfolio was BBB- with an average price of 83 at December 31, 2013. Of the $412.7 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $206.9 million in unrealized losses with an average price of 71 and an

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

average credit rating of BB-. The remaining unrealized losses consist primarily of $127.6 million within the corporate sector at December 31, 2013. The average price of the corporate sector was 89 and the average credit rating was BBB+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

Net Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Instruments

The net unrealized gains and losses on investments in fixed maturities available-for-sale, equity securities available-for-sale and derivative instruments in cash flow hedge relationships are reported as a separate component of stockholders’ equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities and derivative instruments in cash flow hedge relationships net of adjustments related to DAC, reinsurance assets or liabilities, sales inducements, unearned revenue reserves, changes in policyholder liabilities and applicable income taxes was as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$2,712.7	$2,067.4
Noncredit component of impairment losses on fixed maturities, available-for-sale	(247.4)	(277.5)
Net unrealized losses on equity securities, available-for-sale	(3.3)	(3.3)
Adjustments for assumed changes in amortization patterns	(323.6)	(265.9)
Adjustments for assumed changes in policyholder liabilities	(921.2)	(621.2)
Net unrealized gains on derivative instruments	75.4	56.0
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	79.3	87.1
Provision for deferred income taxes	(452.6)	(342.0)
Net unrealized gains on available-for-sale securities and derivative instruments	$919.3	$700.6

(1)         Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Mortgage Loans

Mortgage loans consist of commercial and residential mortgage loans. We evaluate risks inherent in our commercial mortgage loans in two classes: (1) brick and mortar property loans, including mezzanine loans, where we analyze the property’s rent payments as support for the loan, and (2) credit tenant loans (“CTL”), where we rely on the credit analysis of the tenant for the repayment of the loan. We evaluate risks inherent in our residential mortgage loan portfolio in two classes: (1) home equity mortgages and (2) first lien mortgages. The carrying amount of our mortgage loan portfolio was as follows:

	March 31, 2014	December 31, 2013
	(in millions)

Commercial mortgage loans	$10,299.0	$10,327.7
Residential mortgage loans	1,245.9	1,275.7
Total amortized cost	11,544.9	11,603.4

Valuation allowance	(66.5)	(69.8)
Total carrying value	$11,478.4	$11,533.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $39.8 million and $48.5 million of residential mortgage loans during the three months ended March 31, 2014 and 2013, respectively. We sold $0.0 million and $0.0 million of residential mortgage loans during the three months ended March 31, 2014 and 2013, respectively. We purchased $21.3 million and $0.0 million of commercial mortgage loans during the three months ended March 31, 2014 and 2013, respectively. We sold $1.1 million and $13.0 million of commercial mortgage loans during the three months ended March 31, 2014 and 2013, respectively.

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2014		December 31, 2013
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$501.4	4.9%	$528.5	5.1%
Middle Atlantic	2,615.4	25.4	2,489.0	24.1
East North Central	509.6	4.9	519.9	5.0
West North Central	276.8	2.7	302.9	2.9
South Atlantic	1,944.2	18.9	1,949.5	18.9
East South Central	194.6	1.9	192.8	1.9
West South Central	881.1	8.6	830.3	8.0
Mountain	742.6	7.2	747.1	7.2
Pacific	2,590.0	25.1	2,722.5	26.5
International	43.3	0.4	45.2	0.4
Total	$10,299.0	100.0%	$10,327.7	100.0%

Property type distribution
Office	$3,364.0	32.7%	$3,360.5	32.6%
Retail	2,625.8	25.5	2,668.5	25.8
Industrial	1,683.7	16.3	1,766.2	17.1
Apartments	1,990.6	19.3	1,911.2	18.5
Hotel	340.3	3.3	333.1	3.2
Mixed use/other	294.6	2.9	288.2	2.8
Total	$10,299.0	100.0%	$10,327.7	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $377.1 million and $394.9 million and first lien mortgages with an amortized cost of $868.8 million and $880.8 million as of March 31, 2014 and December 31, 2013, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

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

Commercial mortgage loans that require more frequent and detailed attention than other loans in our portfolio are identified and placed on an internal “watch list”. Among the criteria that would indicate a potential problem are significant negative changes in ratios of

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

loan to value or contract rents to debt service, major tenant vacancies or bankruptcies, borrower sponsorship problems, late payments, delinquent taxes and loan relief/restructuring requests.

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	March 31, 2014
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$8,204.0	$187.3	$8,391.3
BBB+ thru BBB-	1,390.8	222.0	1,612.8
BB+ thru BB-	167.7	—	167.7
B+ and below	125.3	1.9	127.2
Total	$9,887.8	$411.2	$10,299.0

	December 31, 2013
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$8,091.9	$194.5	$8,286.4
BBB+ thru BBB-	1,463.7	250.0	1,713.7
BB+ thru BB-	155.4	0.1	155.5
B+ and below	170.1	2.0	172.1
Total	$9,881.1	$446.6	$10,327.7

Residential Credit Risk Profile Based on Performance Status

Our residential mortgage loan portfolio is monitored based on performance of the loans. Monitoring on a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. We define non-performing residential mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	March 31, 2014
	Home equity	First liens	Total
	(in millions)
Performing	$361.0	$851.4	$1,212.4
Nonperforming	16.1	17.4	33.5
Total	$377.1	$868.8	$1,245.9

	December 31, 2013
	Home equity	First liens	Total
	(in millions)
Performing	$378.3	$862.1	$1,240.4
Nonperforming	16.6	18.7	35.3
Total	$394.9	$880.8	$1,275.7

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

interest resumes after factors resulting in doubts about collectability have improved. Residential first lien mortgages in the Chilean market are carried on accrual for a longer period of delinquency than domestic loans, as assessment of collectability is based on the nature of the loans and collection practices in that market.

The amortized cost of mortgage loans on non-accrual status was as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Commercial:
Brick and mortar	$13.2	$33.2
Residential:
Home equity	16.1	16.6
First liens	10.5	11.4
Total	$39.8	$61.2

The aging of our mortgage loans, based on amortized cost, was as follows:

	March 31, 2014
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$0.5	$—	$8.3	$8.8	$9,879.0	$9,887.8	$—
Commercial-CTL	—	—	—	—	411.2	411.2	—
Residential-home equity	4.9	1.2	2.9	9.0	368.1	377.1	—
Residential-first liens	29.0	6.4	16.2	51.6	817.2	868.8	6.9
Total	$34.4	$7.6	$27.4	$69.4	$11,475.5	$11,544.9	$6.9

	December 31, 2013
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$16.7	$16.7	$9,864.4	$9,881.1	$—
Commercial-CTL	—	—	—	—	446.6	446.6	—
Residential-home equity	4.4	1.0	3.0	8.4	386.5	394.9	—
Residential-first liens	32.4	7.4	17.1	56.9	823.9	880.8	7.3
Total	$36.8	$8.4	$36.8	$82.0	$11,521.4	$11,603.4	$7.3

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
For the three months ended March 31, 2014
Beginning balance	$28.7	$41.1	$69.8
Provision	(1.9)	0.3	(1.6)
Charge-offs	(0.3)	(3.1)	(3.4)
Recoveries	—	1.7	1.7
Ending balance	$26.5	$40.0	$66.5
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.4	$9.5	$11.9
Collectively evaluated for impairment	24.1	30.5	54.6
Allowance ending balance	$26.5	$40.0	$66.5
Loan balance by basis of impairment method:
Individually evaluated for impairment	$4.4	$32.0	$36.4
Collectively evaluated for impairment	10,294.6	1,213.9	11,508.5
Loan ending balance	$10,299.0	$1,245.9	$11,544.9

For the three months ended March 31, 2013
Beginning balance	$51.8	$45.6	$97.4
Provision	(0.5)	7.0	6.5
Charge-offs	(9.5)	(5.9)	(15.4)
Recoveries	—	1.0	1.0
Ending balance	$41.8	$47.7	$89.5
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.7	$10.8	$13.5
Collectively evaluated for impairment	39.1	36.9	76.0
Allowance ending balance	$41.8	$47.7	$89.5
Loan balance by basis of impairment method:
Individually evaluated for impairment	$17.5	$35.4	$52.9
Collectively evaluated for impairment	10,269.0	1,345.5	11,614.5
Loan ending balance	$10,286.5	$1,380.9	$11,667.4

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

	March 31, 2014
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$0.9	$2.2	$—
Residential-first liens	4.5	4.5	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	18.8	19.4	8.6
Residential-first liens	8.7	8.6	0.9
Total:
Commercial	$5.3	$6.6	$2.4
Residential	$32.0	$32.5	$9.5

	December 31, 2013
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$21.5	$32.7	$—
Residential-first liens	4.6	4.6	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	19.5	19.7	9.2
Residential-first liens	8.9	7.8	1.0
Total:
Commercial	$25.9	$37.1	$2.4
Residential	$33.0	$32.1	$10.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

	Average
	recorded	Interest income
	investment	recognized
	(in millions)
For the three months ended March 31, 2014
With no related allowance recorded:
Commercial-brick and mortar	$11.2	$—
Residential-first liens	4.6	—
With an allowance recorded:
Commercial-brick and mortar	4.4	0.1
Residential-home equity	19.1	0.2
Residential-first liens	8.8	—
Total:
Commercial	$15.6	$0.1
Residential	$32.5	$0.2

For the three months ended March 31, 2013
With no related allowance recorded:
Commercial-brick and mortar	$37.3	$0.1
Residential-first liens	7.5	—
With an allowance recorded:
Commercial-brick and mortar	6.4	—
Residential-home equity	20.6	0.2
Residential-first liens	9.5	—
Total:
Commercial	$43.7	$0.1
Residential	$37.6	$0.2

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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended March 31, 2014
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	1	$4.4	1	$0.2
Residential-home equity	13	0.5	—	—
Total	14	$4.9	1	$0.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

Securities Posted as Collateral

We posted $1,154.7 million in fixed maturities, available-for-sale securities at March 31, 2014, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, we posted $2,376.2 million in commercial mortgage loans and home equity mortgages as of March 31, 2014, to satisfy collateral requirements associated with our obligation under funding agreements with the FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position.

Balance Sheet Offsetting

We have financial instruments that are subject to master netting agreements or similar agreements. Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
	Gross amount	Statement of Financial Position
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
March 31, 2014
Derivative assets	$607.9	$(510.5)	$(84.6)	$12.8
Reverse repurchase agreements	43.8	—	(43.8)	—
Total	$651.7	$(510.5)	$(128.4)	$12.8
December 31, 2013
Derivative assets	$664.9	$(581.5)	$(82.1)	$1.3
Reverse repurchase agreements	51.8	—	(51.8)	—
Total	$716.7	$(581.5)	$(133.9)	$1.3

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents on the consolidated statements of financial position. The above excludes $0.1 million and $0.2 million of derivative assets as of March 31, 2014 and December 31, 2013, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

(2)         Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

	Gross amount	Statement of Financial Position
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
March 31, 2014
Derivative liabilities	$903.9	$(510.5)	$(298.5)	$94.9
December 31, 2013
Derivative liabilities	$1,022.0	$(581.5)	$(362.1)	$78.4

(1)         The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $257.7 million and $226.7 million of derivative liabilities as of March 31, 2014 and December 31, 2013, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amount of recognized repurchase agreement liabilities are reported with short-term debt on the consolidated statements of financial position. The gross amounts of derivative and repurchase agreement liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

The financial instruments that are subject to master netting agreements or similar agreements include right of setoff provisions. Derivative instruments include provisions to setoff positions covered under the agreements with the same counterparties and provisions to setoff positions outside of the agreements with the same counterparties in the event of default by one of the parties. Derivative instruments also include collateral provisions. Collateral received and pledged is generally settled daily with each counterparty. See Note 4, Derivative Financial Instruments, for further details.

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expense on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of March 31, 2014 and December 31, 2013.

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
March 31, 2014
(Unaudited)

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

Currency forwards are contracts in which we agree with other parties to deliver or receive a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. We use currency forwards to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell and to hedge the currency risk associated with a business combination. We have also used currency forwards to hedge the currency risk associated with net investments in foreign operations. We did not use any currency forwards during 2014 or 2013 to hedge our net investment in foreign operations.

Equity Contracts

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in common stock. We use various derivatives to manage our exposure to equity risk, which arises from products in which the interest we credit is tied to an external equity index as well as products subject to minimum contractual guarantees.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

Total return swaps are contracts in which we agree with other parties to exchange, at specified intervals, an amount determined by the difference between the previous price and the current price of a reference asset based upon an agreed upon notional principal amount plus an additional amount determined by the financing spread. We currently use futures traded on an exchange (“exchange-traded”) and total return swaps referencing equity indices to hedge our portfolio from potential credit losses related to systemic events.

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

We offer group annuity contracts that have guaranteed separate accounts as an investment option. We also offer funds with embedded fixed-rate guarantees as investment options in our defined contribution plans in Hong Kong.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

We posted $320.4 million and $393.1 million in cash and securities under collateral arrangements as of March 31, 2014 and December 31, 2013, respectively, to satisfy collateral requirements associated with our derivative credit support agreements and FCM agreements. These amounts include initial margin requirements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of March 31, 2014 and December 31, 2013, was $912.6 million and $1,042.9 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $320.4 million and $393.1 million as of March 31, 2014 and December 31, 2013, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2014, we would be required to post an additional $78.0 million of collateral to our counterparties.

As of March 31, 2014 and December 31, 2013, we had received $37.6 million and $32.5 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

	March 31, 2014	December 31, 2013
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$19,641.9	$20,570.8
Interest rate options	4,100.0	4,100.0
Swaptions	260.0	325.0
Interest rate futures	120.5	92.5
Foreign exchange contracts:
Currency swaps	2,051.3	2,367.5
Currency forwards	261.8	247.4
Equity contracts:
Equity options	2,160.9	2,010.4
Equity futures	325.2	273.3
Credit contracts:
Credit default swaps	1,162.1	1,153.2
Total return swaps	90.0	90.0
Futures	11.0	9.1
Other contracts:
Embedded derivative financial instruments	7,736.2	7,601.1
Total notional amounts at end of period	$37,920.9	$38,840.3

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$435.0	$435.5
Interest rate options	34.9	42.5
Swaptions	0.4	1.0
Foreign exchange contracts:
Currency swaps	147.5	200.9
Currency forwards	—	0.6
Equity contracts:
Equity options	17.7	30.0
Credit contracts:
Credit default swaps	9.7	9.5
Total return swaps	—	0.1
Total gross credit exposure	645.2	720.1
Less: collateral received	92.2	115.9
Net credit exposure	$553.0	$604.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$0.3	$0.1	$256.4	$285.4
Foreign exchange contracts	97.5	121.6	47.2	51.2
Total derivatives designated as hedging instruments	$97.8	$121.7	$303.6	$336.6

Derivatives not designated as hedging instruments
Interest rate contracts	$434.5	$452.2	$387.6	$489.6
Foreign exchange contracts	48.3	51.6	25.1	17.9
Equity contracts	17.7	30.0	160.5	145.0
Credit contracts	9.7	9.6	30.1	35.5
Other contracts	—	—	254.7	224.1
Total derivatives not designated as hedging instruments	510.2	543.4	858.0	912.1

Total derivative instruments	$608.0	$665.1	$1,161.6	$1,248.7

(1)         The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)         The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $25.8 million and $6.9 million as of March 31, 2014 and December 31, 2013, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $44.9 million as of March 31, 2014 and $44.9 million as of December 31, 2013. These purchased credit derivative transactions had a net asset (liability) fair value of $(0.4) million as of March 31, 2014 and $(0.5) million as of December 31, 2013. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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
March 31, 2014
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	March 31, 2014
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$20.0	$0.6	$20.0	4.1
AA	79.0	1.5	79.0	3.8
A	289.5	3.9	289.5	3.8
BBB	275.0	(0.2)	275.0	3.7
Total single name credit default swaps	663.5	5.8	663.5	3.8

Basket and index credit default swaps
Corporate debt
Near default (1)	110.4	(17.8)	110.4	3.0
Government/municipalities
AA	30.0	(2.9)	30.0	3.5
Structured finance
BBB	25.0	(0.4)	25.0	3.3
Total basket and index credit default swaps	165.4	(21.1)	165.4	3.1
Total credit default swap protection sold	$828.9	$(15.3)	$828.9	3.6

	December 31, 2013
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$10.0	$0.3	$10.0	4.7
AA	84.0	1.8	84.0	4.0
A	294.5	4.2	294.5	4.0
BBB	265.0	(1.2)	265.0	3.9
Total single name credit default swaps	653.5	5.1	653.5	4.0

Basket and index credit default swaps
Corporate debt
Near default (1)	110.4	(19.9)	110.4	3.2
Government/municipalities
AA	30.0	(3.5)	30.0	3.7
Structured finance
BBB	25.0	(0.9)	25.0	3.5
Total basket and index credit default swaps	165.4	(24.3)	165.4	3.4
Total credit default swap protection sold	$818.9	$(19.2)	$818.9	3.9

(1)         Includes $88.0 million notional of derivatives in consolidated collateralized private investment vehicle VIEs where the credit risk is borne by third-party investors.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
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

	March 31, 2014
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
A	$23.4	$23.4	2.8
Total corporate debt	23.4	23.4	2.8

Structured finance
A	30.6	29.4	5.1
BB	5.6	5.6	3.1
B	4.2	4.2	3.1
CCC	24.1	24.1	4.8
Total structured finance	64.5	63.3	4.7
Total fixed maturities with credit derivatives	$87.9	$86.7	4.2

	December 31, 2013
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BBB	$23.4	$23.4	3.0
Total corporate debt	23.4	23.4	3.0

Structured finance
A	18.1	16.7	4.8
BB	5.5	5.5	3.3
B	4.1	4.1	3.1
CCC	23.5	23.5	4.8
Total structured finance	51.2	49.8	4.5
Total fixed maturities with credit derivatives	$74.6	$73.2	4.0

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
March 31, 2014
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

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended March 31, (1)		Hedged items in fair value	March 31, (1)
relationships	2014	2013	hedging relationships	2014	2013
	(in millions)			(in millions)
Interest rate contracts	$6.9	$30.4	Fixed maturities, available- for-sale	$(7.4)	$(28.6)
Interest rate contracts	0.6	—	Investment-type insurance contracts	(0.6)	—
Foreign exchange contracts	0.3	1.3	Fixed maturities, available- for-sale	(0.3)	(1.3)
Foreign exchange contracts	0.2	(64.1)	Investment-type insurance contracts	(0.2)	63.7
Total	$8.0	$(32.4)	Total	$(8.5)	$33.8

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

	Amount of gain (loss) for the three
	months ended March 31,
Hedged item	2014	2013
	(in millions)
Fixed maturities, available-for-sale (1)	$(26.2)	$(31.5)
Investment-type insurance contracts (2)	1.5	9.3

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
March 31, 2014
(Unaudited)

The net interest effect of interest rate swap and currency swap transactions for derivatives in cash flow hedges is recorded as an adjustment to income or expense of the underlying hedged item in our consolidated statements of operations.

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 6.2 years. At March 31, 2014, we had $66.6 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from OCI into net income. We reclassified $0.0 million and $0.2 million from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the three months ended March 31, 2014 and 2013, respectively.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position.  All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		March 31,		into net income	March 31,
relationships	Related hedged item	2014	2013	(effective portion)	2014	2013
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$3.7	$(23.7)	Net investment income	$3.2	$2.7
Interest rate contracts	Investment-type insurance contracts	0.9	1.0	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(1.8)	(1.6)
Foreign exchange contracts	Fixed maturities, available-for-sale	4.0	41.0	Net realized capital losses	(11.1)	(0.6)
Foreign exchange contracts	Investment-type insurance contract	5.1	(3.6)	Benefits, claims and settlement expenses	—	—
Total		$13.7	$14.7	Total	$(9.7)	$0.5

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the three
	months ended March 31,
Hedged item	2014	2013
	(in millions)
Fixed maturities, available-for-sale (1)	$1.5	$2.4
Investment-type insurance contracts (2)	(2.9)	(2.9)

(1)         Reported in net investment income on the consolidated statements of operations.

(2)         Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.0 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

We expect to reclassify net gains of $2.3 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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
	months ended March 31,
Derivatives not designated as hedging instruments	2014	2013
	(in millions)
Interest rate contracts	$63.3	$(29.6)
Foreign exchange contracts	(13.3)	4.3
Equity contracts	(25.0)	(54.6)
Credit contracts	(4.9)	15.1
Other contracts	(26.7)	57.2
Total	$(6.6)	$(7.6)

5.  Income Taxes

The effective income tax rate for the three months ended March 31, 2014, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received, tax credits and the presentation of taxes on our share of earnings generated from equity method investments in net investment income.

The effective income tax rate for the three months ended March 31, 2013, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments and lower tax rates of foreign jurisdictions.

We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations (“CFCs”) for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs (“Subpart F income”) even if the income is not currently distributed. Temporary exceptions (the “active financing” and “look through” exceptions) were applicable for tax years beginning before January 1, 2014 to avoid the current recognition of Subpart F income derived in either the active conduct of a banking, financing, insurance or similar business or for certain payments between related corporations in different foreign jurisdictions. The U.S. Congress and the President have yet to enact extenders legislation as of March 31, 2014. Therefore, current tax expense has increased by an immaterial amount associated with the U.S. recognition of Subpart F income from our foreign operations. We will reverse any tax expense subject to the active financing and look through exceptions during the 2014 quarter extenders legislation is enacted, assuming the legislation is retroactive to January 1, 2014.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

6.  Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
Service cost	$13.5	$14.3	$0.4	$0.3
Interest cost	29.3	25.9	1.7	1.4
Expected return on plan assets	(33.0)	(31.9)	(8.1)	(7.2)
Amortization of prior service benefit	(1.2)	(2.1)	(5.1)	(6.5)
Recognized net actuarial (gain) loss	12.8	29.5	(1.0)	0.3
Net periodic benefit cost (income)	$21.4	$35.7	$(12.1)	$(11.7)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2014 will be zero so we will not be required to fund our qualified pension plan during 2014. However, it is possible that we may fund the qualified and nonqualified pension plans in 2014 for a combined total of $125.0 million to $175.0 million. During the three months ended March 31, 2014, we contributed $40.3 million to these plans.

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

On March 18, 2014, McCaffree Financial Corp. Employee Retirement Program (“McCaffree”) filed a putative class action lawsuit in the United States District Court for the Southern District of Iowa against Principal Life. The complaint alleged, among other things, breach of duty of loyalty, breach of duty of prudence, and prohibited transactions under ERISA. McCaffree seeks a nationwide class action on behalf of all participants and beneficiaries of defined contribution retirement plans that invested in any Principal Separate Account in the last six years. McCaffree seeks disgorgement of all fees it alleges Principal Life improperly retained in addition to other general claims for relief. Principal Life is aggressively defending the case.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

On August 29, 2013, American Chemicals & Equipment, Inc. 401(k) Retirement Plan (“ACE”) filed a lawsuit in the United States District Court for the Northern District of Alabama against Principal Management Corporation and Principal Global Investors, LLC (the “ACE Defendants”). The lawsuit alleges the ACE Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging excessive fees on certain of the LifeTime series target date funds. On January 24, 2014, the court granted the motion filed by the ACE Defendants to transfer the case to the Southern District of Iowa. The ACE Defendants have filed a motion to dismiss the case and are aggressively defending the lawsuit.

On December 2, 2009 and December 4, 2009, two plaintiffs, Cruise and Mullaney, each filed putative class action lawsuits in the United States District Court for the Southern District of New York against us; Principal Life; Principal Global Investors, LLC; Principal Management Corporation; and Principal Real Estate Investors, LLC (the “Cruise/Mullaney Defendants”). The lawsuits alleged the Cruise/Mullaney Defendants failed to manage the Principal U.S. Property Separate Account (“PUSPSA”) in the best interests of investors, improperly imposed a “withdrawal freeze” on September 26, 2008, and instituted a “withdrawal queue” to honor withdrawal requests as sufficient liquidity became available. The two lawsuits, as well as two subsequently filed complaints asserting similar claims, have been consolidated and are now known as In re Principal U.S. Property Account Litigation. Plaintiffs’ request for permission to appeal the denial of class certification was denied by the U.S. Eighth Circuit Court of Appeals on December 31, 2013. The Cruise/Mullaney Defendants are aggressively defending the lawsuit.

In 2008, Principal Life received approximately $440.0 million in connection with the termination of certain structured transactions and the resulting prepayment of Principal Life’s investment in those transactions. The transactions involved Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc. (collectively, “Lehman”) in various capacities. Subsequent to Lehman’s 2008 bankruptcy filing, its bankruptcy estate initiated several lawsuits seeking to recover from numerous sources significant amounts to which it claims entitlement under various theories. The estate is attempting to recover from Principal Life an amount, including interest, of approximately $500.0 million. We are one of numerous defendants to this action, which has been stayed by the bankruptcy court. We believe that we have meritorious defenses to Lehman’s claims and intend to aggressively defend against them once the stay is lifted and we are allowed to do so.

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of March 31, 2014, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at March 31, 2014.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. These agreements generally expire through 2019. The maximum exposure under these agreements as of March 31, 2014, was approximately $252.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

8.  Stockholders’ Equity

Common Stock

		Dividend per	Common stock
Date of dividend payment	Date of record	common share	dividend
			(in millions)
2014:
March 28, 2014	March 10, 2014	$0.28	$82.7

2013:
March 29, 2013	March 11, 2013	$0.23	$67.6

Reconciliation of Outstanding Shares

	Series A	Series B	Common
	preferred stock	preferred stock	stock
		(in millions)
Outstanding shares at January 1, 2013	3.0	10.0	293.8
Shares issued	—	—	2.4
Treasury stock acquired	—	—	(2.9)
Outstanding shares at March 31, 2013	3.0	10.0	293.3

Outstanding shares at January 1, 2014	3.0	10.0	295.2
Shares issued	—	—	1.6
Treasury stock acquired	—	—	(2.0)
Outstanding shares at March 31, 2014	3.0	10.0	294.8

Our Board of Directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

In May 2012, our Board of Directors authorized a share repurchase program of up to $200.0 million of our outstanding common stock. We completed this program in February 2013. In February 2013, our Board of Directors authorized a share repurchase program of up to $150.0 million of our outstanding common stock, which was completed in March 2014. In February 2014, our Board of Directors authorized a share repurchase program of up to $200.0 million of our outstanding common stock.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended March 31, 2014
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$660.5	$(223.3)	$437.2
Reclassification adjustment for gains included in net income (1)	(23.0)	7.6	(15.4)
Adjustments for assumed changes in amortization patterns	(54.3)	19.0	(35.3)
Adjustments for assumed changes in policyholder liabilities	(294.5)	100.2	(194.3)
Net unrealized gains on available-for-sale securities	288.7	(96.5)	192.2

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	30.1	(10.5)	19.6
Adjustments for assumed changes in amortization patterns	(3.2)	1.3	(1.9)
Adjustments for assumed changes in policyholder liabilities	(0.2)	—	(0.2)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	26.7	(9.2)	17.5

Net unrealized gains on derivative instruments during the period	9.7	(3.4)	6.3
Reclassification adjustment for losses included in net income (3)	9.7	(3.5)	6.2
Adjustments for assumed changes in amortization patterns	(0.2)	—	(0.2)
Adjustments for assumed changes in policyholder liabilities	(5.3)	2.0	(3.3)
Net unrealized gains on derivative instruments	13.9	(4.9)	9.0

Foreign currency translation adjustment	(55.4)	9.8	(45.6)

Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	5.5	(2.0)	3.5
Net unrecognized postretirement benefit obligation	5.5	(2.0)	3.5

Other comprehensive income	$279.4	$(102.8)	$176.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

(3)  See Note 4, Derivative Financial Instruments — Cash Flow Hedges, for further details.

(4)  Pre-tax amortization of prior service cost and actuarial loss included in net periodic benefit cost, which is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, is reported in operating expenses on the consolidated statements of operations. See Note 6, Employee and Agent Benefits — Components of Net Periodic Benefit Cost, for further details.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Accumulated Other Comprehensive Income

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains (losses) on	currency	postretirement	other
	available-for-sale	on fixed maturities	derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income
	(in millions)
Balances at January 1, 2013	$1,418.3	$(173.9)	$(8.7)	$(106.9)	$(488.5)	$640.3
Other comprehensive income during the period, net of adjustments	(121.7)	(11.3)	22.4	55.5	—	(55.1)
Amounts reclassified from AOCI	22.4	—	(0.4)	—	13.8	35.8
Other comprehensive loss	(99.3)	(11.3)	22.0	55.5	13.8	(19.3)
Balances at March 31, 2013	$1,319.0	$(185.2)	$13.3	$(51.4)	$(474.7)	$621.0

Balances at January 1, 2014	$878.1	$(167.0)	$(10.5)	$(361.5)	$(155.9)	$183.2
Other comprehensive income during the period, net of adjustments	207.6	—	2.8	(43.6)	—	166.8
Amounts reclassified from AOCI	(15.4)	17.5	6.2	—	3.5	11.8
Other comprehensive income	192.2	17.5	9.0	(43.6)	3.5	178.6
Balances at March 31, 2014	$1,070.3	$(149.5)	$(1.5)	$(405.1)	$(152.4)	$361.8

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance at January 1, 2013	$60.4
Net income attributable to redeemable noncontrolling interest	0.1
Distributions to redeemable noncontrolling interest	(0.6)
Foreign currency translation adjustment	(1.0)
Balance at March 31, 2013	$58.9

Balance at January 1, 2014	$247.2
Net income attributable to redeemable noncontrolling interest	2.0
Distributions to redeemable noncontrolling interest	(4.9)
Change in redemption value of redeemable noncontrolling interest	34.3
Foreign currency translation adjustment	1.6
Balance at March 31, 2014	$280.2

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

Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during 2014.

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of March 31, 2014, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

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
March 31, 2014
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

Investment-Type Insurance Contracts

Certain annuity contracts and other investment-type insurance contracts include embedded derivatives that have been bifurcated from the host contract and that are measured at fair value on a recurring basis, which are reflected in Level 3. The key assumptions for calculating the fair value of the embedded derivative liabilities are market assumptions (such as equity market returns, interest rate levels, market volatility and correlations) and policyholder behavior assumptions (such as lapse, mortality, utilization and withdrawal patterns). Risk margins are included in the policyholder behavior assumptions. The assumptions are based on a combination of historical data and actuarial judgment. The embedded derivative liabilities are valued using stochastic models that incorporate a spread reflecting our own creditworthiness.

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
March 31, 2014
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of March 31, 2014
	Assets/
	(liabilities)
	measured at	Fair value hierarchy level
	fair value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$780.5	$426.9	$353.6	$—
Non-U.S. governments	1,024.6	—	974.5	50.1
States and political subdivisions	3,973.1	—	3,971.3	1.8
Corporate	32,623.8	41.2	32,416.6	166.0
Residential mortgage-backed securities	2,900.9	—	2,900.9	—
Commercial mortgage-backed securities	4,087.1	—	4,079.4	7.7
Collateralized debt obligations	380.9	—	350.5	30.4
Other debt obligations	4,277.2	—	4,229.5	47.7
Total fixed maturities, available-for-sale	50,048.1	468.1	49,276.3	303.7
Fixed maturities, trading	575.3	—	400.7	174.6
Equity securities, available-for-sale	136.1	49.4	69.1	17.6
Equity securities, trading	724.2	112.5	611.7	—
Derivative assets (1)	608.0	—	542.9	65.1
Other investments (2)	371.0	6.9	230.5	133.6
Cash equivalents (3)	581.3	—	581.3	—
Sub-total excluding separate account assets	53,044.0	636.9	51,712.5	694.6

Separate account assets	132,804.6	69,771.1	57,692.5	5,341.0
Total assets	$185,848.6	$70,408.0	$109,405.0	$6,035.6

Liabilities
Investment-type insurance contracts (4)	$(25.8)	$—	$—	$(25.8)
Derivative liabilities (1)	(906.9)	—	(872.5)	(34.4)
Other liabilities (4)	(326.0)	—	(250.1)	(75.9)
Total liabilities	$(1,258.7)	$—	$(1,122.6)	$(136.1)

Net assets	$184,589.9	$70,408.0	$108,282.4	$5,899.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

	As of December 31, 2013
	Assets/ (liabilities)
	measured at	Fair value hierarchy level
	fair value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$780.5	$409.3	$371.2	$—
Non-U.S. governments	996.8	—	949.3	47.5
States and political subdivisions	3,658.0	—	3,656.2	1.8
Corporate	31,919.0	40.3	31,714.7	164.0
Residential mortgage-backed securities	2,845.2	—	2,845.2	—
Commercial mortgage-backed securities	4,026.4	—	4,024.8	1.6
Collateralized debt obligations	363.4	—	325.6	37.8
Other debt obligations	4,167.8	—	4,083.7	84.1
Total fixed maturities, available-for-sale	48,757.1	449.6	47,970.7	336.8
Fixed maturities, trading	563.1	—	393.2	169.9
Equity securities, available-for-sale	110.5	38.1	55.5	16.9
Equity securities, trading	716.9	105.1	611.8	—
Derivative assets (1)	665.1	—	590.9	74.2
Other investments (2)	361.1	6.8	211.4	142.9
Cash equivalents (3)	1,459.0	—	1,459.0	—
Sub-total excluding separate account assets	52,632.8	599.6	51,292.5	740.7

Separate account assets	130,018.4	67,215.1	57,538.1	5,265.2
Total assets	$182,651.2	$67,814.7	$108,830.6	$6,005.9

Liabilities
Investment-type insurance contracts (4)	$(6.9)	$—	$—	$(6.9)
Derivative liabilities (1)	(1,024.6)	—	(985.0)	(39.6)
Other liabilities (4)	(322.1)	—	(248.2)	(73.9)
Total liabilities	$(1,353.6)	$—	$(1,233.2)	$(120.4)

Net assets	$181,297.6	$67,814.7	$107,597.4	$5,885.5

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
March 31, 2014
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended March 31, 2014							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	December 31,	net income	comprehensive	settlements	into	out of	March 31,	positions still
	2013	(1)	income	(4)	Level 3	Level 3	2014	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$47.5	$—	$(0.3)	$2.9	$—	$—	$50.1	$—
States and political subdivisions	1.8	—	—	—	—	—	1.8	—
Corporate	164.0	(0.1)	(0.1)	1.7	0.5	—	166.0	(0.1)
Commercial mortgage-backed securities	1.6	(0.7)	1.2	(0.5)	6.1	—	7.7	(0.8)
Collateralized debt obligations	37.8	—	0.1	—	—	(7.5)	30.4	—
Other debt obligations	84.1	—	0.4	(7.1)	—	(29.7)	47.7	—
Total fixed maturities, available-for-sale	336.8	(0.8)	1.3	(3.0)	6.6	(37.2)	303.7	(0.9)
Fixed maturities, trading	169.9	4.7	—	—	—	—	174.6	4.6
Equity securities, available-for-sale	16.9	—	0.7	—	—	—	17.6	—
Derivative assets	74.2	(9.1)	—	—	—	—	65.1	(9.1)
Other investments	142.9	(0.4)	—	(8.9)	—	—	133.6	(0.5)
Separate account assets (2)	5,265.2	102.2	(0.1)	(22.5)	2.0	(5.8)	5,341.0	102.2

Liabilities
Investment-type insurance contracts	(6.9)	(27.5)	—	8.6	—	—	(25.8)	(27.4)
Derivative liabilities	(39.6)	4.9	0.3	—	—	—	(34.4)	4.9
Other liabilities (3)	(73.9)	(2.0)	—	—	—	—	(75.9)	(2.0)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

	For the three months ended March 31, 2013							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in
	balance	Included in	Included in	issuances			balance	net income
	as of	net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	March 31,	positions still
	2012	(1)	income	(4)	Level 3	Level 3	2013	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$44.3	$—	$0.3	$(4.2)	$—	$—	$40.4	$—
States and political subdivisions	1.9	—	—	—	—	—	1.9	—
Corporate	174.5	(3.1)	(10.1)	(17.6)	47.5	(23.6)	167.6	(3.1)
Collateralized debt obligations	77.6	2.1	7.1	(33.0)	21.4	—	75.2	—
Other debt obligations	14.7	—	1.7	(0.5)	—	—	15.9	—
Total fixed maturities, available-for-sale	313.0	(1.0)	(1.0)	(55.3)	68.9	(23.6)	301.0	(3.1)
Fixed maturities, trading	166.8	2.7	—	—	—	—	169.5	2.8
Equity securities, available-for-sale	15.3	—	0.8	—	—	—	16.1	—
Derivative assets	75.1	(11.5)	—	3.6	—	—	67.2	(11.0)
Other investments	113.9	(0.6)	—	(2.4)	—	—	110.9	(0.6)
Separate account assets (2)	4,616.0	119.0	(0.2)	(77.0)	1.4	—	4,659.2	117.2

Liabilities
Investment-type insurance contracts	(170.5)	51.7	—	1.0	—	—	(117.8)	50.9
Derivative liabilities	(102.6)	25.8	0.3	0.9	—	—	(75.6)	25.7
Other liabilities (3)	(39.6)	(14.6)	—	—	—	—	(54.2)	(14.6)

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

(4)        Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

	For the three months ended March 31, 2014
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$3.2	$—	$—	$(0.3)	$2.9
Corporate	7.6	(5.9)	—	—	1.7
Commercial mortgage-backed securities	—	—	—	(0.5)	(0.5)
Other debt obligations	—	—	—	(7.1)	(7.1)
Total fixed maturities, available-for-sale	10.8	(5.9)	—	(7.9)	(3.0)
Other investments	—	—	—	(8.9)	(8.9)
Separate account assets (5)	78.3	(80.2)	(53.4)	32.8	(22.5)

Liabilities
Investment-type insurance contracts	—	—	7.1	1.5	8.6

	For the three months ended March 31, 2013
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$(3.9)	$—	$(0.3)	$(4.2)
Corporate	4.2	(9.4)	—	(12.4)	(17.6)
Collateralized debt obligations	—	(32.4)	—	(0.6)	(33.0)
Other debt obligations	—	—	—	(0.5)	(0.5)
Total fixed maturities, available-for-sale	4.2	(45.7)	—	(13.8)	(55.3)
Derivative assets	6.7	(3.1)	—	—	3.6
Other investments	0.2	—	—	(2.6)	(2.4)
Separate account assets (5)	66.5	(136.8)	(4.5)	(2.2)	(77.0)

Liabilities
Investment-type insurance contracts	—	—	(0.3)	1.3	1.0
Derivative liabilities	(1.6)	2.5	—	—	0.9

(5)         Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels are summarized below.

	For the three months ended March 31, 2014
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$0.5	$—	$—
Commercial mortgage-backed securities	—	—	—	6.1	—	—
Collateralized debt obligations	—	—	—	—	—	7.5
Other debt obligations	—	—	—	—	—	29.7
Total fixed maturities, available-for-sale	—	—	—	6.6	—	37.2
Separate account assets	3.7	—	53.2	2.0	—	5.8

	For the three months ended March 31, 2013
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$47.5	$—	$23.6
Collateralized debt obligations	—	—	—	21.4	—	—
Total fixed maturities, available-for-sale	—	—	—	68.9	—	23.6
Separate account assets	243.4	—	4.6	1.4	—	—

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

Assets transferred into Level 3 during the three months ended March 31, 2014 and 2013, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three months ended March 31, 2014 and 2013, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
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

	As of March 31, 2014
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$11.3	Discounted cash flow	Discount rate (1)	2.1%	2.1%
			Illiquidity premium	50 basis points (“bps”)	50bps
Corporate	76.3	Discounted cash flow	Discount rate (1)	1.7%-9.8%	5.3%
			Earnings before interest, taxes, depreciation and amortization multiple	0x-5.0x	0.4x
			Comparability adjustment	0bps-125bps	38bps
			Potential loss severity	0%-16%	4.8%
			Probability of default	0%-25%	7.6%
			Illiquidity premium	0bps-25bps	14bps
Commercial mortgage-backed securities	6.1	Discounted cash flow	Discount rate (1)	1.5%-13.0%	11.0%
Collateralized debt obligations	13.8	Discounted cash flow	Discount rate (1)	1.3%	1.3%
			Illiquidity premium	400bps	400bps
Other debt obligations	33.0	Discounted cash flow	Discount rate (1)	2.0%-15.0%	6.3%
			Illiquidity premium	0bps-50bps	10bps

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

	As of March 31, 2014
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Fixed maturities, trading	40.8	Discounted cash flow	Discount rate (1)	1.4%-79.9%	3.1%
	110.4		Illiquidity premium	0bps-1,400bps	340bps
		See note (2)
Other investments	57.9	Discounted cash flow - commercial mortgage loans of consolidated VIEs	Discount rate (1)	4.3%	4.3%
			Illiquidity premium	191bps	191bps
	75.6	Discounted cash flow - equity method real estate investments	Discount rate (1)	7.8%-8.1%	7.9%
			Terminal capitalization rate	5.5%-6.8%	6.1%
			Average market rent growth rate	3.5%-3.6%	3.6%
		Discounted cash flow - equity method real estate investment - debt	Loan to value	39.9%-61.5%	50.7%
			Credit spread rate	1.8%-2.0%	1.9%
Separate account assets	5,164.9	Discounted cash flow - mortgage loans	Discount rate (1)	0.6%-5.4%	3.2%
			Illiquidity premium	0bps-60bps	11bps
			Credit spread rate	53bps-480bps	217bps
		Discounted cash flow - real estate	Discount rate (1)	6.0%-22.8%	7.6%
			Terminal capitalization rate	4.5%-9.0%	6.6%
			Average market rent growth rate	1.4%-5.0%	3.2%
		Discounted cash flow - real estate debt	Loan to value	10.7%-66.8%	50.3%
			Credit spread rate	1.6%-4.9%	3.2%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

As of March 31, 2014
Assets /
(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
(in millions)
Liabilities
Investment-type insurance contracts	(25.8)	Discounted cash flow	Long duration interest rate	3.5% (3)
			Long-term equity market volatility	15.0%-39.0%
			Non-performance risk	0.2%-1.1%
			Utilization rate	See note (4)
			Lapse rate	0.5%-14.6%
			Mortality rate	See note (5)
Derivative liabilities	(17.8)	See note (2)
Other liabilities	(75.9)	See note (2)

	As of December 31, 2013
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$11.7	Discounted cash flow	Discount rate (1)	2.0%	2.0%
			Illiquidity premium	50 basis points (“bps”)	50bps
Corporate	70.1	Discounted cash flow	Discount rate (1)	1.9%-7.7%	4.4%
			Illiquidity premium	0bps-25bps	15bps
			Earnings before interest, taxes, depreciation and amortization multiple	0x-4.5x	0.2x
			Comparability adjustment	0 - 125bps	43bps
			Probability of default	0%-100%	5.4%
			Potential loss severity	0%-16%	0.9%
Commercial mortgage-backed securities	1.6	Discounted cash flow	Discount rate (1)	1.5%-4.5%	0.0%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

	As of December 31, 2013
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Collateralized debt obligations	13.6	Discounted cash flow	Discount rate (1)	1.5%	1.5%
			Illiquidity premium	400bps	400bps
Other debt obligations	33.6	Discounted cash flow	Discount rate (1)	2.0%-15.0%	6.7%
			Illiquidity premium	0bps-50bps	11bps
Fixed maturities, trading	36.2	Discounted cash flow	Discount rate (1)	1.6%-83.0%	3.4%
			Illiquidity premium	0bps-1,400bps	370bps
	110.4	See note (2)
Other investments	68.1	Discounted cash flow - commercial mortgage loans of consolidated VIEs	Discount rate (1)	4.8%	4.8%
			Illiquidity premium	94bps	94bps
	74.8	Discounted cash flow - equity method real estate investment	Discount rate (1)	7.8%-8.1%	7.9%
			Terminal capitalization rate	5.5%-6.8%	6.1%
			Average market rent growth rate	3.5%-3.6%	3.6%
		Discounted cash flow - equity method real estate investment debt	Loan to value	40.5%-61.0%	50.7%
			Credit spread rate	1.5%-2.0%	1.8%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

	As of December 31, 2013
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Separate account assets	5,090.4	Discounted cash flow - mortgage loans	Discount rate (1)	0.6%-5.6%	3.3%
			Illiquidity premium	0bps-60bps	12bps
			Credit spread rate	32bps-440bps	214bps
		Discounted cash flow - real estate	Discount rate (1)	6.0%-16.0%	7.6%
			Terminal capitalization rate	4.5%-9.0%	6.6%
			Average market rent growth rate	2.4%-4.7%	3.0%
		Discounted cash flow - real estate debt	Loan to value	11.0%-55.9%	50.3%
			Credit spread rate	1.5%-5.2%	3.3%

Liabilities
Investment-type insurance contracts	(6.9)	Discounted cash flow	Long duration interest rate	3.8%-3.9% (3)
			Long-term equity market volatility	15.0%-40.1%
			Non-performance risk	0.2%-1.2%
			Utilization rate	See note (4)
			Lapse rate	0.5%-14.6%
			Mortality rate	See note (5)
Derivative liabilities	(19.9)	See note (2)
Other liabilities	(73.9)	See note (2)

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
March 31, 2014
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2014, certain mortgage loans had been marked to fair value of $23.4 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net gain of $0.4 million for the three months ended March 31, 2014, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs. The fair value of the underlying collateral is determined based on a discounted cash flow valuation either from an external broker opinion of value or an internal model. Significant inputs used in the discounted cash flow calculation include: a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the mortgage loans marked to fair value during the three months ended March 31, 2014, were:

Discount rate = 11.0%

Terminal capitalization rate = 7.3% - 9.0%

Average market rent growth = 3.0% - 10.9%

During the three months ended March 31, 2013, certain mortgage loans had been marked to fair value of $64.2 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $8.8 million for the three months ended March 31, 2013, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs. The fair value of the underlying collateral is determined based on a discounted cash flow valuation either from an external broker opinion of value or an internal model. Significant inputs used in the discounted cash flow calculation include: a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the mortgage loans marked to fair value during the three months ended March 31, 2013, were:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $58.0 million and $55.1 million as of March 31, 2014, and $68.1 million and $64.0 million as of December 31, 2013, respectively. The change in fair value of the loans resulted in a $1.3 million and $0.5 million pre-tax loss for the three months ended March 31, 2014 and 2013, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $1.2 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $97.1 million and $165.5 million as of March 31, 2014, and $104.9 million and $174.4 million as of December 31, 2013, respectively. For the three months ended March 31, 2014 and 2013, the change in fair value of the obligations resulted in a pre-tax loss of $1.0 million and $14.2 million, which includes a pre-tax loss of $2.0 million and $14.6 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $0.7 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

We invest in real estate ventures for the purpose of earning investment returns and for capital appreciation. We elected the fair value option for ventures entered into that are subject to the equity method of accounting because the nature of the investments are to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties. These investments are reported with other investments in the consolidated statements of financial position. The changes in fair value are reported in net investment income on the consolidated statements of operations. The fair value of the equity method investments for which the fair value option has been elected was $75.6 million and $74.8 million as of March 31, 2014 and December 31, 2013, respectively. The change in fair value of the investments resulted in a $0.8 million and $(0.1) million pre-tax gain (loss) for the three months ended March 31, 2014 and 2013, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	March 31, 2014
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,478.4	$11,795.6	$—	$—	$11,795.6
Policy loans	843.8	995.1	—	—	995.1
Other investments	183.9	184.6	—	156.5	28.1
Cash and cash equivalents	811.8	811.8	811.8	—	—
Investments-type insurance contracts	(29,602.0)	(29,764.4)	—	(5,708.5)	(24,055.9)
Short-term debt	(148.8)	(148.8)	—	(148.8)	—
Long-term debt	(2,516.0)	(2,677.9)	—	(2,610.8)	(67.0)
Separate account liabilities	(122,037.3)	(120,613.8)	—	—	(120,613.8)
Bank deposits	(1,909.9)	(1,917.7)	(1,241.6)	(676.1)	—
Cash collateral payable	(37.6)	(37.6)	(37.6)	—	—

	December 31, 2013
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)

Assets (liabilities)
Mortgage loans	$11,533.6	$11,773.5	$—	$—	$11,773.5
Policy loans	859.7	963.3	—	—	963.3
Other investments	174.0	174.7	—	140.9	33.8
Cash and cash equivalents	912.8	912.8	912.8	—	—
Investments-type insurance contracts	(29,909.6)	(30,093.1)	—	(5,902.2)	(24,190.9)
Short-term debt	(150.6)	(150.6)	—	(150.6)	—
Long-term debt	(2,601.4)	(2,692.1)	—	(2,639.0)	(53.1)
Separate account liabilities	(119,500.7)	(118,059.7)	—	—	(118,059.7)
Bank deposits	(1,949.0)	(1,951.1)	(1,252.2)	(698.9)	—
Cash collateral payable	(32.5)	(32.5)	(32.5)	—	—

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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
March 31, 2014
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
March 31, 2014
(Unaudited)

The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2014	December 31, 2013
	(in millions)
Assets:
Retirement and Investor Services	$131,393.7	$128,736.7
Principal Global Investors	1,165.3	1,312.1
Principal International	54,191.4	54,243.6
U.S. Insurance Solutions	20,602.8	20,033.6
Corporate	3,840.7	3,865.4
Total consolidated assets	$211,193.9	$208,191.4

	For the three months ended March 31,
	2014	2013
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$1,261.2	$1,102.3
Principal Global Investors	171.1	153.7
Principal International	300.4	247.5
U.S. Insurance Solutions	804.4	778.0
Corporate	(37.8)	(43.2)
Total segment operating revenues	2,499.3	2,238.3
Net realized capital losses, net of related revenue adjustments	(21.1)	(75.2)
Exited group medical insurance business	0.4	3.6
Total revenues per consolidated statements of operations	$2,478.6	$2,166.7
Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$216.5	$170.0
Principal Global Investors	26.9	20.3
Principal International	63.3	44.6
U.S. Insurance Solutions	43.4	35.7
Corporate	(33.0)	(37.3)
Total segment operating earnings, net of related income taxes	317.1	233.3
Net realized capital losses, as adjusted (1)	(22.9)	(56.4)
Other after-tax adjustments (2)	(0.5)	1.4
Net income available to common stockholders per consolidated statements of operations	$293.7	$178.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

(1)         Net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended March 31,
	2014	2013
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$0.6	$(50.9)
Certain derivative and hedging-related adjustments	(21.8)	(24.1)
Recognition of front-end fee (revenue) expense	0.1	(0.2)
Net realized capital losses, net of related revenue adjustments	(21.1)	(75.2)
Amortization of deferred acquisition costs and other actuarial balances	(9.7)	3.1
Capital gains distributed	(3.1)	(6.1)
Certain market value adjustments of embedded derivatives	0.4	0.1
Income tax effect	10.6	21.7
Net realized capital losses, as adjusted	$(22.9)	$(56.4)

(2)         For the three months ended March 31, 2014, other after-tax adjustments included the negative effect of losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP.

For the three months ended March 31, 2013, other after-tax adjustments included the positive effect of gains associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

The following table summarizes operating revenues for our products and services:

	For the three months ended March 31,
	2014	2013
	(in millions)
Retirement and Investor Services:
Full service accumulation	$385.2	$351.7
Principal Funds	205.4	180.6
Individual annuities	413.3	268.2
Bank and trust services	21.2	24.9
Eliminations	(39.1)	(34.4)
Total Accumulation	986.0	791.0
Investment only	81.6	92.4
Full service payout	193.6	218.9
Total Guaranteed	275.2	311.3
Total Retirement and Investor Services	1,261.2	1,102.3
Principal Global Investors (1)	171.1	153.7
Principal International	300.4	247.5
U.S. Insurance Solutions:
Individual life insurance	383.8	379.5
Specialty benefits insurance	420.6	398.5
Total U.S. Insurance Solutions	804.4	778.0
Corporate	(37.8)	(43.2)
Total operating revenues	$2,499.3	$2,238.3
Total operating revenues	$2,499.3	$2,238.3
Net realized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(21.1)	(75.2)
Exited group medical insurance business	0.4	3.6
Total revenues per consolidated statements of operations	$2,478.6	$2,166.7

(1)   Reflects inter-segment revenues of $73.0 million and $58.6 million for the three months ended March 31, 2014 and 2013, respectively. These revenues are eliminated within the Corporate segment.

11.  Stock-Based Compensation Plans

As of March 31, 2014, we have the Amended and Restated 2010 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the Amended and Restated 2010 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

As of March 31, 2014, the maximum number of new shares of common stock that were available for grant under the Amended and Restated 2010 Stock Incentive Plan and the 2005 Directors Stock Plan was 5.2 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

	For the three months ended March 31,
	2014	2013
	(in millions)
Compensation cost	$16.8	$15.6
Related income tax benefit	5.7	4.7
Capitalized as part of an asset	0.7	0.6

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the Amended and Restated 2010 Stock Incentive Plan. Total options granted were 0.6 million for the three months ended March 31, 2014. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 2.5 percent, a weighted-average expected volatility of 53.2 percent, a weighted-average risk-free interest rate of 2.0 percent and a weighted-average expected term of 6.5 years. The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2014, was $18.89 per share.

As of March 31, 2014, there was $11.1 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.5 years.

Performance Share Awards

Performance share awards were granted to certain employees under the Amended and Restated 2010 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the three months ended March 31, 2014. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $44.88 per common share.

As of March 31, 2014, there was $13.7 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.4 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the Amended and Restated 2010 Stock Incentive Plan. Total restricted stock units granted were 0.9 million for the three months ended March 31, 2014. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $44.90 per common share.

As of March 31, 2014, there was $67.4 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

12. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended March 31,
	2014	2013
	(in millions, except per share data)
Net income	$324.1	$190.0
Subtract:
Net income attributable to noncontrolling interest	22.2	3.5
Preferred stock dividends	8.2	8.2
Adjustments to redemption amounts of redeemable noncontrolling interests	9.7	—
Total	$284.0	$178.3
Weighted-average shares outstanding:
Basic	295.8	294.1
Dilutive effects:
Stock options	1.6	1.1
Restricted stock units	1.8	1.7
Performance share awards	0.3	0.2
Diluted	299.5	297.1
Net income per common share:
Basic	$0.96	$0.61
Diluted	$0.95	$0.61

The calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2014

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$44,037.2	$6,406.8	$(395.9)	$50,048.1
Fixed maturities, trading	—	254.3	321.0	—	575.3
Equity securities, available-for-sale	—	108.3	27.8	—	136.1
Equity securities, trading	—	0.3	723.9	—	724.2
Mortgage loans	—	10,521.3	1,295.2	(338.1)	11,478.4
Real estate	—	7.8	1,383.0	—	1,390.8
Policy loans	—	815.6	28.2	—	843.8
Investment in unconsolidated entities	12,326.6	3,123.2	5,206.8	(19,767.6)	889.0
Other investments	9.2	2,348.8	1,267.4	(1,604.0)	2,021.4
Cash and cash equivalents	91.4	368.4	761.2	172.1	1,393.1
Accrued investment income	0.1	481.9	59.7	(1.3)	540.4
Premiums due and other receivables	—	1,080.8	1,820.2	(1,701.7)	1,199.3
Deferred acquisition costs	—	2,809.3	236.3	—	3,045.6
Property and equipment	—	454.5	91.5	—	546.0
Goodwill	—	54.3	1,020.9	—	1,075.2
Other intangibles	—	26.6	1,395.2	—	1,421.8
Separate account assets	—	86,550.3	46,254.3	—	132,804.6
Other assets	59.1	1,007.3	2,154.8	(2,160.4)	1,060.8
Total assets	$12,486.4	$154,050.2	$70,454.2	$(25,796.9)	$211,193.9
Liabilities
Contractholder funds	$—	$34,641.7	$1,389.8	$(295.2)	$35,736.3
Future policy benefits and claims	—	18,763.1	4,587.7	(324.6)	23,026.2
Other policyholder funds	—	733.4	58.9	(0.7)	791.6
Short-term debt	—	—	148.8	—	148.8
Long-term debt	2,448.8	—	405.3	(338.1)	2,516.0
Income taxes currently payable	(0.3)	—	108.0	(101.3)	6.4
Deferred income taxes	0.3	131.8	935.9	(178.3)	889.7
Separate account liabilities	—	86,550.3	46,254.3	—	132,804.6
Other liabilities	49.7	5,202.8	3,884.2	(4,200.5)	4,936.2
Total liabilities	2,498.5	146,023.1	57,772.9	(5,438.7)	200,855.8

Redeemable noncontrolling interest	—	—	280.2	—	280.2

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	2.5	—	(2.5)	4.6
Additional paid-in capital	9,813.1	5,477.0	9,144.5	(14,621.5)	9,813.1
Retained earnings	5,605.3	1,862.2	2,790.4	(4,652.6)	5,605.3
Accumulated other comprehensive income	361.8	685.4	391.7	(1,077.1)	361.8
Treasury stock, at cost	(5,797.0)	—	—	—	(5,797.0)
Total stockholders’ equity attributable to PFG	9,987.9	8,027.1	12,326.6	(20,353.7)	9,987.9
Noncontrolling interest	—	—	74.5	(4.5)	70.0
Total stockholders’ equity	9,987.9	8,027.1	12,401.1	(20,358.2)	10,057.9
Total liabilities and stockholders’ equity	$12,486.4	$154,050.2	$70,454.2	$(25,796.9)	$211,193.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2013

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$42,794.7	$6,357.5	$(395.1)	$48,757.1
Fixed maturities, trading	—	245.5	317.6	—	563.1
Equity securities, available-for-sale	—	102.6	7.9	—	110.5
Equity securities, trading	—	0.3	716.6	—	716.9
Mortgage loans	—	10,501.5	1,345.9	(313.8)	11,533.6
Real estate	—	7.9	1,263.7	—	1,271.6
Policy loans	—	830.1	29.6	—	859.7
Investment in unconsolidated entities	11,956.2	3,396.8	4,891.6	(19,364.6)	880.0
Other investments	9.3	1,892.4	1,238.8	(1,076.1)	2,064.4
Cash and cash equivalents	131.5	1,332.2	894.5	13.6	2,371.8
Accrued investment income	—	474.5	59.0	(1.4)	532.1
Premiums due and other receivables	—	1,029.0	1,814.5	(1,602.5)	1,241.0
Deferred acquisition costs	—	2,848.8	228.2	—	3,077.0
Property and equipment	—	422.1	78.6	—	500.7
Goodwill	—	54.3	1,046.0	—	1,100.3
Other intangibles	—	26.9	1,432.1	—	1,459.0
Separate account assets	—	83,790.2	46,228.2	—	130,018.4
Other assets	59.2	976.9	2,115.3	(2,017.2)	1,134.2
Total assets	$12,156.2	$150,726.7	$70,065.6	$(24,757.1)	$208,191.4
Liabilities
Contractholder funds	$—	$34,918.0	$1,330.7	$(290.4)	$35,958.3
Future policy benefits and claims	—	18,292.9	4,625.0	(291.7)	22,626.2
Other policyholder funds	—	705.1	54.2	(0.4)	758.9
Short-term debt	—	—	150.6	—	150.6
Long-term debt	2,448.8	99.4	367.0	(313.8)	2,601.4
Income taxes currently payable	—	—	67.4	(62.2)	5.2
Deferred income taxes	—	(25.0)	1,030.1	(181.1)	824.0
Separate account liabilities	—	83,790.2	46,228.2	—	130,018.4
Other liabilities	23.2	5,204.8	3,911.8	(3,915.6)	5,224.2
Total liabilities	2,472.0	142,985.4	57,765.0	(5,055.2)	198,167.2

Redeemable noncontrolling interest	—	—	247.2	—	247.2

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	2.5	—	(2.5)	4.6
Additional paid-in capital	9,798.9	5,505.0	9,163.7	(14,668.7)	9,798.9
Retained earnings	5,405.4	1,738.1	2,578.2	(4,316.3)	5,405.4
Accumulated other comprehensive income	183.2	495.7	214.3	(710.0)	183.2
Treasury stock, at cost	(5,708.0)	—	—	—	(5,708.0)
Total stockholders’ equity attributable to PFG	9,684.2	7,741.3	11,956.2	(19,697.5)	9,684.2
Noncontrolling interest	—	—	97.2	(4.4)	92.8
Total stockholders’ equity	9,684.2	7,741.3	12,053.4	(19,701.9)	9,777.0
Total liabilities and stockholders’ equity	$12,156.2	$150,726.7	$70,065.6	$(24,757.1)	$208,191.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2014

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$705.7	$97.9	$—	$803.6
Fees and other revenues	—	458.7	471.3	(100.3)	829.7
Net investment income	0.1	576.3	339.1	(70.8)	844.7
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	244.3	(224.5)	—	19.8
Net other-than-temporary impairment recoveries on available-for-sale securities	—	10.9	—	—	10.9
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(29.3)	(0.8)	—	(30.1)
Net impairment losses on available-for-sale securities	—	(18.4)	(0.8)	—	(19.2)
Net realized capital gains (losses)	—	225.9	(225.3)	—	0.6
Total revenues	0.1	1,966.6	683.0	(171.1)	2,478.6
Expenses
Benefits, claims and settlement expenses	—	1,057.9	172.4	(2.8)	1,227.5
Dividends to policyholders	—	45.7	—	—	45.7
Operating expenses	35.6	499.8	374.8	(81.2)	829.0
Total expenses	35.6	1,603.4	547.2	(84.0)	2,102.2

Income (loss) before income taxes	(35.5)	363.2	135.8	(87.1)	376.4
Income taxes (benefits)	(14.2)	74.3	(7.7)	(0.1)	52.3
Equity in the net income (loss) of subsidiaries	323.2	(53.6)	201.9	(471.5)	—
Net income	301.9	235.3	345.4	(558.5)	324.1
Net income attributable to noncontrolling interest	—	—	22.2	—	22.2
Net income attributable to PFG	301.9	235.3	323.2	(558.5)	301.9
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$293.7	$235.3	$323.2	$(558.5)	$293.7

Net income	$301.9	$235.3	$345.4	$(558.5)	$324.1
Other comprehensive income	111.1	188.3	255.9	(378.7)	176.6
Comprehensive income	$413.0	$423.6	$601.3	$(937.2)	$500.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2013

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$605.1	$89.6	$—	$694.7
Fees and other revenues	—	413.2	404.3	(83.9)	733.6
Net investment income	—	602.0	179.9	7.4	789.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	6.3	(304.9)	272.1	0.1	(26.4)
Net other-than-temporary impairment losses on available-for-sale securities	—	(44.2)	(0.5)	—	(44.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	20.1	0.1	—	20.2
Net impairment losses on available-for-sale securities	—	(24.1)	(0.4)	—	(24.5)
Net realized capital gains (losses)	6.3	(329.0)	271.7	0.1	(50.9)
Total revenues	6.3	1,291.3	945.5	(76.4)	2,166.7
Expenses
Benefits, claims and settlement expenses	—	950.3	147.3	(3.1)	1,094.5
Dividends to policyholders	—	48.3	—	—	48.3
Operating expenses	35.0	470.7	362.5	(72.5)	795.7
Total expenses	35.0	1,469.3	509.8	(75.6)	1,938.5

Income (loss) before income taxes	(28.7)	(178.0)	435.7	(0.8)	228.2
Income taxes (benefits)	(11.5)	(88.4)	138.2	(0.1)	38.2
Equity in the net income (loss) of subsidiaries	203.7	240.6	(90.3)	(354.0)	—
Net income	186.5	151.0	207.2	(354.7)	190.0
Net income attributable to noncontrolling interest	—	—	3.5	—	3.5
Net income attributable to PFG	186.5	151.0	203.7	(354.7)	186.5
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$178.3	$151.0	$203.7	$(354.7)	$178.3

Net income	$186.5	$151.0	$207.2	$(354.7)	$190.0
Other comprehensive income (loss)	(81.3)	(65.9)	59.7	67.1	(20.4)
Comprehensive income	$105.2	$85.1	$266.9	$(287.6)	$169.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2014

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$1.1	$301.4	$116.0	$172.8	$591.3
Investing activities
Available-for-sale securities:
Purchases	—	(2,430.9)	(228.6)	—	(2,659.5)
Sales	—	428.7	46.6	—	475.3
Maturities	—	1,346.1	149.8	—	1,495.9
Mortgage loans acquired or originated	—	(278.0)	(41.3)	—	(319.3)
Mortgage loans sold or repaid	—	283.5	51.6	—	335.1
Real estate acquired	—	—	(182.2)	—	(182.2)
Net purchases of property and equipment	—	(30.6)	(19.2)	—	(49.8)
Dividends and returns of capital received from unconsolidated entities	116.5	66.6	116.5	(299.6)	—
Net change in other investments	(2.2)	(2.7)	64.2	9.9	69.2
Net cash provided by (used in) investing activities	114.3	(617.3)	(42.6)	(289.7)	(835.3)
Financing activities
Issuance of common stock	16.1	—	—	—	16.1
Acquisition of treasury stock	(89.0)	—	—	—	(89.0)
Proceeds from financing element derivatives	—	14.4	—	—	14.4
Payments for financing element derivatives	—	(12.7)	—	—	(12.7)
Excess tax benefits from share-based payment arrangements	0.1	2.0	2.8	—	4.9
Purchase of subsidiary shares from noncontrolling interest	—	—	(25.3)	—	(25.3)
Dividends to common stockholders	(82.7)	—	—	—	(82.7)
Issuance of long-term debt	—	—	38.2	(24.2)	14.0
Principal repayments of long-term debt	—	(100.0)	(0.1)	—	(100.1)
Net repayments of short-term borrowings	—	—	(0.3)	—	(0.3)
Dividends and capital paid to parent	—	(116.5)	(183.1)	299.6	—
Investment contract deposits	—	1,319.7	—	—	1,319.7
Investment contract withdrawals	—	(1,751.5)	—	—	(1,751.5)
Net decrease in banking operation deposits	—	—	(39.1)	—	(39.1)
Other	—	(3.3)	0.2	—	(3.1)
Net cash used in financing activities	(155.5)	(647.9)	(206.7)	275.4	(734.7)
Net decrease in cash and cash equivalents	(40.1)	(963.8)	(133.3)	158.5	(978.7)
Cash and cash equivalents at beginning of period	131.5	1,332.2	894.5	13.6	2,371.8
Cash and cash equivalents at end of period	$91.4	$368.4	$761.2	$172.1	$1,393.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2013

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$28.0	$812.7	$(385.0)	$140.2	$595.9
Investing activities
Available-for-sale securities:
Purchases	—	(2,242.7)	(206.4)	2.0	(2,447.1)
Sales	—	392.7	128.7	(18.3)	503.1
Maturities	—	1,596.0	194.9	—	1,790.9
Mortgage loans acquired or originated	—	(573.2)	(59.8)	22.1	(610.9)
Mortgage loans sold or repaid	—	519.3	79.2	(42.7)	555.8
Real estate acquired	—	0.1	(23.5)	—	(23.4)
Net (purchases) sales of property and equipment	—	(2.0)	8.7	—	6.7
Purchases of interests in subsidiaries, net of cash acquired	—	—	(1,268.3)	—	(1,268.3)
Dividends and returns of capital received from unconsolidated entities	18.8	25.4	15.8	(60.0)	—
Net change in other investments	(3.0)	56.3	(104.0)	18.5	(32.2)
Net cash provided by (used in) investing activities	15.8	(228.1)	(1,234.7)	(78.4)	(1,525.4)
Financing activities
Issuance of common stock	20.3	—	—	—	20.3
Acquisition of treasury stock	(90.9)	—	—	—	(90.9)
Proceeds from financing element derivatives	—	14.3	—	—	14.3
Payments for financing element derivatives	—	(12.7)	—	—	(12.7)
Excess tax benefits from share-based payment arrangements	—	1.3	2.5	—	3.8
Purchase of subsidiary shares from noncontrolling interest	—	—	(30.6)	—	(30.6)
Dividends to common stockholders	(67.6)	—	—	—	(67.6)
Issuance of long-term debt	—	—	3.5	—	3.5
Principal repayments of long-term debt	—	—	20.7	(21.1)	(0.4)
Dividends and capital paid to parent	—	(15.8)	(44.2)	60.0	—
Investment contract deposits	—	1,292.1	127.6	—	1,419.7
Investment contract withdrawals	—	(2,850.3)	(1.7)	—	(2,852.0)
Net increase in banking operation deposits	—	—	6.9	—	6.9
Other	—	(0.8)	—	—	(0.8)
Net cash provided by (used in) financing activities	(138.2)	(1,571.9)	84.7	38.9	(1,586.5)
Net decrease in cash and cash equivalents	(94.4)	(987.3)	(1,535.0)	100.7	(2,516.0)
Cash and cash equivalents at beginning of period	207.1	1,698.4	2,286.9	(15.2)	4,177.2
Cash and cash equivalents at end of period	$112.7	$711.1	$751.9	$85.5	$1,661.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2014

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)

Assets
Fixed maturities, available-for-sale	$—	$—	$50,048.1	$—	$50,048.1
Fixed maturities, trading	—	—	575.3	—	575.3
Equity securities, available-for-sale	—	—	136.1	—	136.1
Equity securities, trading	—	—	724.2	—	724.2
Mortgage loans	—	—	11,478.4	—	11,478.4
Real estate	—	—	1,390.8	—	1,390.8
Policy loans	—	—	843.8	—	843.8
Investment in unconsolidated entities	12,326.6	11,895.7	859.4	(24,192.7)	889.0
Other investments	9.2	100.9	1,911.3	—	2,021.4
Cash and cash equivalents	91.4	573.7	1,367.3	(639.3)	1,393.1
Accrued investment income	0.1	—	540.3	—	540.4
Premiums due and other receivables	—	0.4	1,198.2	0.7	1,199.3
Deferred acquisition costs	—	—	3,045.6	—	3,045.6
Property and equipment	—	—	546.0	—	546.0
Goodwill	—	—	1,075.2	—	1,075.2
Other intangibles	—	—	1,421.8	—	1,421.8
Separate account assets	—	—	132,804.6	—	132,804.6
Other assets	59.1	96.0	1,125.0	(219.3)	1,060.8
Total assets	$12,486.4	$12,666.7	$211,091.4	$(25,050.6)	$211,193.9
Liabilities
Contractholder funds	$—	$—	$35,736.3	$—	$35,736.3
Future policy benefits and claims	—	—	23,026.2	—	23,026.2
Other policyholder funds	—	—	791.6	—	791.6
Short-term debt	—	—	399.7	(250.9)	148.8
Long-term debt	2,448.8	—	67.2	—	2,516.0
Income taxes currently payable	(0.3)	19.4	50.1	(62.8)	6.4
Deferred income taxes	0.3	(27.4)	1,069.8	(153.0)	889.7
Separate account liabilities	—	—	132,804.6	—	132,804.6
Other liabilities	49.7	348.1	4,900.0	(361.6)	4,936.2
Total liabilities	2,498.5	340.1	198,845.5	(828.3)	200,855.8

Redeemable noncontrolling interest	—	—	280.2	—	280.2

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	—	17.8	(17.8)	4.6
Additional paid-in capital	9,813.1	9,144.5	9,237.7	(18,382.2)	9,813.1
Retained earnings	5,605.3	2,790.4	2,290.9	(5,081.3)	5,605.3
Accumulated other comprehensive income	361.8	391.7	351.3	(743.0)	361.8
Treasury stock, at cost	(5,797.0)	—	(2.0)	2.0	(5,797.0)
Total stockholders’ equity attributable to PFG	9,987.9	12,326.6	11,895.7	(24,222.3)	9,987.9
Noncontrolling interest	—	—	70.0	—	70.0
Total stockholders’ equity	9,987.9	12,326.6	11,965.7	(24,222.3)	10,057.9
Total liabilities and stockholders’ equity	$12,486.4	$12,666.7	$211,091.4	$(25,050.6)	$211,193.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2013

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)

Assets
Fixed maturities, available-for-sale	$—	$—	$48,757.1	$—	$48,757.1
Fixed maturities, trading	—	—	563.1	—	563.1
Equity securities, available-for-sale	—	—	110.5	—	110.5
Equity securities, trading	—	—	716.9	—	716.9
Mortgage loans	—	—	11,533.6	—	11,533.6
Real estate	—	—	1,271.6	—	1,271.6
Policy loans	—	—	859.7	—	859.7
Investment in unconsolidated entities	11,956.2	11,647.6	879.8	(23,603.6)	880.0
Other investments	9.3	72.7	1,982.5	(0.1)	2,064.4
Cash and cash equivalents	131.5	688.7	2,384.0	(832.4)	2,371.8
Accrued investment income	—	—	532.1	—	532.1
Premiums due and other receivables	—	0.1	2,330.4	(1,089.5)	1,241.0
Deferred acquisition costs	—	—	3,077.0	—	3,077.0
Property and equipment	—	—	500.7	—	500.7
Goodwill	—	—	1,100.3	—	1,100.3
Other intangibles	—	—	1,459.0	—	1,459.0
Separate account assets	—	—	130,018.4	—	130,018.4
Other assets	59.2	94.8	1,181.0	(200.8)	1,134.2
Total assets	$12,156.2	$12,503.9	$209,257.7	$(25,726.4)	$208,191.4
Liabilities
Contractholder funds	$—	$—	$35,958.3	$—	$35,958.3
Future policy benefits and claims	—	—	22,626.2	—	22,626.2
Other policyholder funds	—	—	758.9	—	758.9
Short-term debt	—	—	443.0	(292.4)	150.6
Long-term debt	2,448.8	—	1,236.9	(1,084.3)	2,601.4
Income taxes currently payable	—	2.8	44.7	(42.3)	5.2
Deferred income taxes	—	—	979.6	(155.6)	824.0
Separate account liabilities	—	—	130,018.4	—	130,018.4
Other liabilities	23.2	544.9	5,204.1	(548.0)	5,224.2
Total liabilities	2,472.0	547.7	197,270.1	(2,122.6)	198,167.2

Redeemable noncontrolling interest	—	—	247.2	—	247.2

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	—	17.8	(17.8)	4.6
Additional paid-in capital	9,798.9	9,163.7	9,057.1	(18,220.8)	9,798.9
Retained earnings	5,405.4	2,578.2	2,387.2	(4,965.4)	5,405.4
Accumulated other comprehensive income	183.2	214.3	187.5	(401.8)	183.2
Treasury stock, at cost	(5,708.0)	—	(2.0)	2.0	(5,708.0)
Total stockholders’ equity attributable to PFG	9,684.2	11,956.2	11,647.6	(23,603.8)	9,684.2
Noncontrolling interest	—	—	92.8	—	92.8
Total stockholders’ equity	9,684.2	11,956.2	11,740.4	(23,603.8)	9,777.0
Total liabilities and stockholders’ equity	$12,156.2	$12,503.9	$209,257.7	$(25,726.4)	$208,191.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2014

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)

Revenues
Premiums and other considerations	$—	$—	$803.6	$—	$803.6
Fees and other revenues	—	0.1	829.7	(0.1)	829.7
Net investment income	0.1	0.2	844.3	0.1	844.7
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	1.7	18.1	—	19.8
Net other-than-temporary impairment recoveries on available-for-sale securities	—	—	10.9	—	10.9
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(30.1)	—	(30.1)
Net impairment losses on available-for-sale securities	—	—	(19.2)	—	(19.2)
Net realized capital gains (losses)	—	1.7	(1.1)	—	0.6
Total revenues	0.1	2.0	2,476.5	—	2,478.6
Expenses
Benefits, claims and settlement expenses	—	—	1,227.5	—	1,227.5
Dividends to policyholders	—	—	45.7	—	45.7
Operating expenses	35.6	0.8	792.6	—	829.0
Total expenses	35.6	0.8	2,065.8	—	2,102.2

Income (loss) before income taxes	(35.5)	1.2	410.7	—	376.4
Income taxes (benefits)	(14.2)	(1.1)	67.6	—	52.3
Equity in the net income of subsidiaries	323.2	320.9	—	(644.1)	—
Net income	301.9	323.2	343.1	(644.1)	324.1
Net income attributable to noncontrolling interest	—	—	22.2	—	22.2
Net income attributable to PFG	301.9	323.2	320.9	(644.1)	301.9
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$293.7	$323.2	$320.9	$(644.1)	$293.7

Net income	$301.9	$323.2	$343.1	$(644.1)	$324.1
Other comprehensive income	111.1	167.4	166.5	(268.4)	176.6
Comprehensive income	$413.0	$490.6	$509.6	$(912.5)	$500.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2013

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$694.7	$—	$694.7
Fees and other revenues	—	—	733.7	(0.1)	733.6
Net investment income	—	0.7	788.5	0.1	789.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	6.3	2.1	(34.8)	—	(26.4)
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(44.7)	—	(44.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	20.2	—	20.2
Net impairment losses on available-for-sale securities	—	—	(24.5)	—	(24.5)
Net realized capital gains (losses)	6.3	2.1	(59.3)	—	(50.9)
Total revenues	6.3	2.8	2,157.6	—	2,166.7
Expenses
Benefits, claims and settlement expenses	—	—	1,094.5	—	1,094.5
Dividends to policyholders	—	—	48.3	—	48.3
Operating expenses	35.0	8.2	752.5	—	795.7
Total expenses	35.0	8.2	1,895.3	—	1,938.5

Income (loss) before income taxes	(28.7)	(5.4)	262.3	—	228.2
Income taxes (benefits)	(11.5)	(1.0)	50.7	—	38.2
Equity in the net income of subsidiaries	203.7	208.1	—	(411.8)	—
Net income	186.5	203.7	211.6	(411.8)	190.0
Net income attributable to noncontrolling interest	—	—	3.5	—	3.5
Net income attributable to PFG	186.5	203.7	208.1	(411.8)	186.5
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$178.3	$203.7	$208.1	$(411.8)	$178.3

Net income	$186.5	$203.7	$211.6	$(411.8)	$190.0
Other comprehensive loss	(81.3)	(21.9)	(21.0)	103.8	(20.4)
Comprehensive income	$105.2	$181.8	$190.6	$(308.0)	$169.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2014

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$1.1	$(265.4)	$703.6	$152.0	$591.3
Investing activities
Available-for-sale securities:
Purchases	—	—	(2,659.5)	—	(2,659.5)
Sales	—	—	475.3	—	475.3
Maturities	—	—	1,495.9	—	1,495.9
Mortgage loans acquired or originated	—	—	(319.3)	—	(319.3)
Mortgage loans sold or repaid	—	—	335.1	—	335.1
Real estate acquired	—	—	(182.2)	—	(182.2)
Net purchases of property and equipment	—	—	(49.8)	—	(49.8)
Dividends and returns of capital received from unconsolidated entities	116.5	280.3	—	(396.8)	—
Net change in other investments	(2.2)	(13.4)	84.8	—	69.2
Net cash provided by (used in) investing activities	114.3	266.9	(819.7)	(396.8)	(835.3)
Financing activities
Issuance of common stock	16.1	—	—	—	16.1
Acquisition of treasury stock	(89.0)	—	—	—	(89.0)
Proceeds from financing element derivatives	—	—	14.4	—	14.4
Payments for financing element derivatives	—	—	(12.7)	—	(12.7)
Excess tax benefits from share-based payment arrangements	0.1	—	4.8	—	4.9
Purchase of subsidiary shares from noncontrolling interest	—	—	(25.3)	—	(25.3)
Dividends to common stockholders	(82.7)	—	—	—	(82.7)
Issuance of long-term debt	—	—	14.0	—	14.0
Principal repayments of long-term debt	—	—	(100.1)	—	(100.1)
Net repayments of short-term borrowings	—	—	(41.4)	41.1	(0.3)
Dividends and capital paid to parent	—	(116.5)	(280.3)	396.8	—
Investment contract deposits	—	—	1,319.7	—	1,319.7
Investment contract withdrawals	—	—	(1,751.5)	—	(1,751.5)
Net decrease in banking operation deposits	—	—	(39.1)	—	(39.1)
Other	—	—	(3.1)	—	(3.1)
Net cash used in financing activities	(155.5)	(116.5)	(900.6)	437.9	(734.7)
Net decrease in cash and cash equivalents	(40.1)	(115.0)	(1,016.7)	193.1	(978.7)
Cash and cash equivalents at beginning of period	131.5	688.7	2,384.0	(832.4)	2,371.8
Cash and cash equivalents at end of period	$91.4	$573.7	$1,367.3	$(639.3)	$1,393.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2013

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$28.0	$(19.8)	$712.4	$(124.7)	$595.9
Investing activities
Available-for-sale securities:
Purchases	—	—	(2,447.1)	—	(2,447.1)
Sales	—	—	503.1	—	503.1
Maturities	—	—	1,790.9	—	1,790.9
Mortgage loans acquired or originated	—	—	(610.9)	—	(610.9)
Mortgage loans sold or repaid	—	—	555.8	—	555.8
Real estate acquired	—	—	(23.4)	—	(23.4)
Net sales of property and equipment	—	—	6.7	—	6.7
Purchases of interests in subsidiaries, net of cash acquired	—	—	(1,268.3)	—	(1,268.3)
Dividends and returns of capital received from unconsolidated entities	18.8	21.4	—	(40.2)	—
Net change in other investments	(3.0)	(10.5)	(18.7)	—	(32.2)
Net cash provided by (used in) investing activities	15.8	10.9	(1,511.9)	(40.2)	(1,525.4)
Financing activities
Issuance of common stock	20.3	—	—	—	20.3
Acquisition of treasury stock	(90.9)	—	—	—	(90.9)
Proceeds from financing element derivatives	—	—	14.3	—	14.3
Payments for financing element derivatives	—	—	(12.7)	—	(12.7)
Excess tax benefits from share-based payment arrangements	—	—	3.8	—	3.8
Purchase of subsidiary shares from noncontrolling interest	—	—	(30.6)	—	(30.6)
Dividends to common stockholders	(67.6)	—	—	—	(67.6)
Issuance of long-term debt	—	—	3.5	—	3.5
Principal repayments of long-term debt	—	—	(0.4)	—	(0.4)
Net repayments of short-term borrowings	—	—	(216.2)	216.2	—
Dividends and capital paid to parent	—	(18.8)	(21.4)	40.2	—
Investment contract deposits	—	—	1,419.7	—	1,419.7
Investment contract withdrawals	—	—	(2,852.0)	—	(2,852.0)
Net increase in banking operation deposits	—	—	6.9	—	6.9
Other	—	—	(0.8)	—	(0.8)
Net cash used in financing activities	(138.2)	(18.8)	(1,685.9)	256.4	(1,586.5)
Net decrease in cash and cash equivalents	(94.4)	(27.7)	(2,485.4)	91.5	(2,516.0)
Cash and cash equivalents at beginning of period	207.1	612.5	4,241.3	(883.7)	4,177.2
Cash and cash equivalents at end of period	$112.7	$584.8	$1,755.9	$(792.2)	$1,661.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2014, compared with December 31, 2013, and our consolidated results of operations for the three months ended March 31, 2014 and 2013, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2013, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) continued volatility or declines in the equity, bond or real estate markets could reduce our AUM and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4)  changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period; (5) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (6) our valuation of fixed maturities, equity securities and derivatives may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition; (7) the determination of the amount of allowances and impairments taken on our investments requires estimations and assumptions which are subject to differing interpretations and could materially impact our results of operations or financial position; (8) any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition; (9) gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income; (10) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (11) we may not be able to protect our intellectual property and may be subject to infringement claims; (12) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (13) guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (14) if we are unable to attract and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted; (15) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (16) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (17) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (18) the pattern of amortizing our DAC and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of the DAC and other actuarial balances and the timing of our net income; (19) we may need to fund deficiencies in our Closed Block assets; (20) a pandemic, terrorist attack, military action or other catastrophic event could adversely affect our net income; (21) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (22) we face risk arising from acquisition of businesses;  (23) changes in laws or regulations may reduce our profitability; (24) we may be unable to mitigate the impact of Regulation XXX and Actuarial Guideline 38, potentially resulting in a negative impact to our capital position and/or a reduction in sales of term and universal life insurance products; (25) changes in accounting standards may reduce the transparency of our reported profitability and financial condition; (26) a computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our profitability; (27) loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses; (28) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (29) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (30) fluctuations in foreign currency exchange rates could adversely impact our profitability and financial condition; (31) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests; and (32) our financial results may be adversely impacted by global climate changes.

Overview

We provide financial products and services through the following reportable segments:

•                  Retirement and Investor Services is organized into the Accumulation business, which includes full service accumulation, Principal Funds (our mutual fund business), individual annuities and bank and trust services; and the Guaranteed business, which includes investment only and full service payout. We offer a comprehensive portfolio of asset accumulation products and services for retirement savings and investment:

•                  To businesses of all sizes with a concentration on small and medium sized businesses, we offer products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans and ESOP consulting services. For more basic investment needs, we offer SIMPLE IRA and payroll deduction plans;

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

Transactions Affecting Comparability of Results of Operations

Acquisitions

We entered into acquisition agreements for the following businesses during 2014 and 2013.

Liongate Capital Management LLP and Liongate Limited. On May 1, 2013, we finalized the purchase of a 55% interest in Liongate Capital Management LLP and Liongate Limited (“Liongate”), a global alternative investment boutique based in London and New York. Liongate is focused on managing portfolios of hedge funds. The purchase price was $44.0 million. Liongate had $1.4 billion in AUM at the time of acquisition. Liongate is accounted for on the equity method within the Principal Global Investors segment.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment operating earnings were negatively impacted by $9.0 million for the three months ended March 31, 2014 as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Stock-Based Compensation Plans.”

Employee and Agent Benefits Expense

The 2014 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $85.1 million pre-tax, which is a $58.2 million decrease from the 2013 pre-tax pension expense of $ 143.3 million. This decrease is primarily due to an increase in the discount rate from 4.00% for 2013 to 4.90% for 2014, and to better than expected asset returns during 2013. Also, the expected long-term return on plan assets used to develop the 2014 expense decreased to 6.75 % from 7.50 % used in 2013. Pre-tax pension expense of $21.4 million and $35.7 million was reflected in the determination of net income for the three months ended March 31, 2014 and 2013, respectively.

The 2014 annual other postemployment benefit (“OPEB”) plan expense (income) for employees and certain agents is expected to be $(48.3) million pre-tax, which is a $1.3 million difference from the 2013 pre-tax OPEB income of $(47.0) million. The weighted average expected long-term return on plan assets used to develop the expense (income) in 2014 decreased to 5.36% from 5.62%, which was based on weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical, life and long-term care plans were 5.40%, 5.00% and 5.85%, respectively. The discount rate used to develop the 2014 expense (income) increased to 4.90%, up from the 4.00% discount rate used in 2013. The pre-tax expense (income) of $(12.1) million and $(11.7) million was reflected in the determination of net income for the three months ended March 31, 2014 and 2013, respectively.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
			Increase
	2014	2013	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$803.6	$694.7	$108.9
Fees and other revenues	829.7	733.6	96.1
Net investment income	844.7	789.3	55.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	19.8	(26.4)	46.2
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	10.9	(44.7)	55.6
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(30.1)	20.2	(50.3)
Net impairment losses on available-for-sale securities	(19.2)	(24.5)	5.3
Net realized capital gains (losses)	0.6	(50.9)	51.5
Total revenues	2,478.6	2,166.7	311.9
Expenses:
Benefits, claims and settlement expenses	1,227.5	1,094.5	133.0
Dividends to policyholders	45.7	48.3	(2.6)
Operating expenses	829.0	795.7	33.3
Total expenses	2,102.2	1,938.5	163.7
Income before income taxes	376.4	228.2	148.2
Income taxes	52.3	38.2	14.1
Net income	324.1	190.0	134.1
Net income attributable to noncontrolling interest	22.2	3.5	18.7
Net income attributable to Principal Financial Group, Inc.	301.9	186.5	115.4
Preferred stock dividends	8.2	8.2	—
Net income available to common stockholders	$293.7	$178.3	$115.4

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to higher earnings in all of our segments. In addition, net realized capital gains (losses) improved largely due to foreign currency translation losses on cash held for the Cuprum acquisition in 2013 with no corresponding activity in 2014 and lower credit-related losses.

Total Revenues

Premiums increased $118.2 million for the Retirement and Investor Services segment primarily due to growth in our payout annuity block of business.

Fee revenues increased $66.0 million for the Retirement and Investor Services segment primarily due to higher fees stemming from generally positive equity market performance and growth in the business. In addition, fee revenues increased $27.3 million for the Principal International segment primarily due to the Cuprum acquisition.

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile coupled with the Cuprum acquisition, which was partially offset by the weakening of the Latin American currencies against the U.S. dollar. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains (losses) improved largely due to foreign currency translation losses on cash held for the Cuprum acquisition in 2013 with no corresponding activity in 2014 and lower credit-related losses. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $85.6 million for the Retirement and Investor Services segment primarily due to an increase in reserves resulting from growth in our payout annuity block of business. In addition, benefits, claims and settlement expenses increased $22.0 million for the U.S. Insurance Solutions segment primarily due to growth in our specialty benefits insurance business.

Operating expenses increased $37.6 million for the Retirement and Investor Services segment primarily due to an increase in non-deferrable distribution costs and higher sub-advisory fees stemming from positive equity market performance. The increase in segment operating expenses was partially offset by a decrease in staff related costs resulting from lower pension and other postretirement benefits.

Income Taxes

The effective income tax rates were 14% and 17% for the three months ended March 31, 2014 and 2013, respectively. The effective income tax rate for the three months ended March 31, 2014, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, tax credits and the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income. The effective income tax rate for the three months ended March 31, 2013, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions. The effective income tax rate decreased to 14% from 17% for the three months ended March 31, 2014 and 2013, respectively, primarily due to increased income tax deductions allowed for corporate dividends received and tax credits in 2014.

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

The following table presents the RIS net revenue for the periods indicated:

	For the three months ended March 31,
			Increase
	2014	2013	(decrease)
	(in millions)
Net revenue:
Accumulation	$628.4	$559.9	$68.5
Guaranteed	54.4	48.7	5.7
Total Retirement and Investor Services	$682.8	$608.6	$74.2

Retirement and Investor Services Segment Summary Financial Data

The following table presents certain summary financial data relating to the RIS segment for the periods indicated:

	For the three months ended March 31
			Increase
	2014	2013	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$284.3	$166.1	$118.2
Fees and other revenues	486.5	420.5	66.0
Net investment income	490.4	515.7	(25.3)
Total operating revenues	1,261.2	1,102.3	158.9
Expenses:
Benefits, claims and settlement expenses	578.4	493.7	84.7
Operating expenses	422.8	394.4	28.4
Total expenses	1,001.2	888.1	113.1
Operating earnings before income taxes	260.0	214.2	45.8
Income taxes	43.5	44.2	(0.7)
Operating earnings	$216.5	$170.0	$46.5

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating Earnings

Operating earnings increased $42.7 million in our Accumulation business primarily due to higher fees stemming from generally positive equity market performance and growth in the business.

Net Revenue

Net revenue increased $68.5 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from generally positive equity market performance, and growth in the business.

Operating Expenses

Operating expenses increased $28.6 million in our Accumulation business primarily due to an increase in non-deferrable distribution costs and higher sub-advisory fees costs stemming from positive equity market performance. The increase in operating expenses was partially offset by a decrease in staff related costs resulting from lower pension and other postretirement benefits.

Income Taxes

The effective income tax rates for the segment were 17% and 21% for the three months ended March 31, 2014 and 2013, respectively. The effective income tax rate for the three months ended March 31, 2014, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, tax credits and the interest exclusion from taxable income. The effective income tax rate for the three months ended March 31, 2013, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income. The effective tax rate decreased to 17% from 21% for the three months ended March 31, 2014 and 2013, respectively, primarily due to increased income tax deductions allowed for corporate dividends received and tax credits in 2014.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended March 31,
	2014	2013
	(in billions)
AUM, beginning of period	$292.1	$263.2
Net cash flow	1.1	2.3
Investment performance (1)	5.4	9.9
Other	(0.7)	(2.4)
AUM, end of period	$297.9	$273.0

(1)            Variations in investment performance are primarily the result of fluctuations in market performance over time.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2014	2013	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$169.6	$148.2	$21.4
Net investment income	1.5	5.5	(4.0)
Total operating revenues	171.1	153.7	17.4
Expenses:
Total expenses	126.0	119.3	6.7
Operating earnings before income taxes and noncontrolling interest	45.1	34.4	10.7
Income taxes	14.6	11.5	3.1
Operating earnings attributable to noncontrolling interest	3.6	2.6	1.0
Operating earnings	$26.9	$20.3	$6.6

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating Earnings

Operating earnings increased primarily due to growth in total operating revenues, driven by an increase in average AUM. This revenue growth was partially offset by related expense growth to support our business.

Income Taxes

The effective income tax rates for the segment were 32% and 33 % for the three months ended March 31, 2014 and 2013, respectively. The effective income tax rates for the three months ended March 31, 2014 and 2013, were lower than the U.S. statutory rate, primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended March 31,
	2014	2013
	(in billions)
AUM, beginning of period	$104.5	$69.3
Net cash flow	2.0	2.5
Investment performance (1)	2.3	0.5
Operations acquired (2)	—	34.3
Effect of exchange rates	—	1.0
Other	0.3	(0.2)
AUM, end of period	$109.1	$107.4

(1)               Variations in investment performance are primarily the result of fluctuations in market performance over time.

(2)               Reflects the acquisition of Cuprum in Chile in February 2013.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended March 31,
			Increase
	2014	2013	(decrease)
	(in millions)
Net revenue	$155.9	$118.9	$37.0

Net revenue increased primarily due to the Cuprum acquisition in Chile.

The following table presents certain summary financial data of the Principal International segment for the periods indicated.

	For the three months ended March 31,
			Increase
	2014	2013	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$49.3	$71.5	$(22.2)
Fees and other revenues	104.1	76.8	27.3
Net investment income	147.0	99.2	47.8
Total operating revenues	300.4	247.5	52.9
Expenses:
Benefits, claims and settlement expenses	144.5	128.6	15.9
Operating expenses	84.6	68.6	16.0
Total expenses	229.1	197.2	31.9
Operating earnings before income taxes and noncontrolling interest	71.3	50.3	21.0
Income taxes	6.7	5.0	1.7
Operating earnings attributable to noncontrolling interest	1.3	0.7	0.6
Operating earnings	$63.3	$44.6	$18.7

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating Earnings

Operating earnings increased primarily due to the Cuprum acquisition partially offset by the weakening of the Latin American currencies against the U.S. dollar.

Operating Revenues

Premiums decreased $22.2 million in Chile primarily due to lower sales of single premium annuities with life contingencies coupled with the weakening of the Chilean peso against the U.S. dollar.

Fees and other revenues increased primarily due to the Cuprum acquisition partially offset by the weakening of the Latin American currencies against the U.S. dollar.

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile coupled with the Cuprum acquisition partially offset by the weakening of the Latin American currencies against the U.S. dollar.

Total Expenses

Benefits, claims and settlement expenses increased $14.9 million in Chile primarily due to higher inflation-based interest crediting rates to customers partially offset by the weakening of the Chilean peso against the U.S. dollar.

Operating expenses increased primarily due to the Cuprum acquisition.

Income Taxes

The effective income tax rates for the segment were 9% and 10% for the three months ended March 31, 2014 and 2013, respectively. The effective income tax rate for the three months ended March 31, 2014, was lower than the U.S. statutory rate primarily due to lower tax rates of foreign jurisdictions and the presentation of taxes on our share of earnings generated from equity method investments in net investment income.  The effective income tax rate for the three months ended March 31, 2013, was lower than the U.S. statutory rate primarily due to the presentation of taxes on our share of earnings generated from equity method investments in net investment income and lower tax rates of foreign jurisdictions.

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

The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the periods indicated:

	For the three months ended March 31,
	2014	2013
	(in millions)
Universal and variable universal life insurance fee revenues	$138.1	$136.7
Traditional life insurance premiums	128.3	127.7

Specialty Benefits Insurance Trends

Premium and fees in our specialty benefits insurance business are also influenced by economic and industry trends. Premium and fees have risen slower in recent years due to more moderate increases in underlying salaries and lower membership growth in existing group contracts.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated:

	For the three months ended March 31,
	2014	2013
	(in millions)
Premium and fees:
Group dental and vision insurance	$148.5	$145.4
Group life insurance	85.5	83.3
Group disability insurance	84.9	73.1
Individual disability insurance	66.2	62.3
Wellness (1)	—	2.6

(1)         On July 1, 2013, we completed the transfer of ownership of Principal Wellness Company to Accountable Health, Inc. Wehave an equity interest in Accountable Health, Inc., which is reflected in the Corporate segment.

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

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2014	2013	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$469.9	$454.1	$15.8
Fees and other revenues	149.8	151.6	(1.8)
Net investment income	184.7	172.3	12.4
Total operating revenues	804.4	778.0	26.4
Expenses:
Benefits, claims and settlement expenses	497.9	477.5	20.4
Dividends to policyholders	45.4	48.0	(2.6)
Operating expenses	198.4	200.7	(2.3)
Total expenses	741.7	726.2	15.5
Operating earnings before income taxes	62.7	51.8	10.9
Income taxes	19.3	16.1	3.2
Operating earnings	$43.4	$35.7	$7.7

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating Earnings

Operating earnings in our specialty benefits insurance business increased $5.3 million primarily due to lower staff related costs, including pension and other postretirement benefits, and higher investment yields. In addition, operating earnings in our individual life insurance business increased $2.4 million primarily due to higher prepayment fees.

Operating Revenues

Premiums increased $21.5 million in our specialty benefits insurance business due to growth and continued recovery in employment and salary trends. This increase was partially offset by a $5.7 million decrease in premiums in our individual life insurance business primarily due to higher ceded premiums in our universal life and variable universal life lines of business, which was offset by growth in our term products.

Fees and other revenues decreased $3.1 million in our specialty benefits insurance business primarily due to the transfer of ownership of our wellness business. This decrease was partially offset by a $1.3 million increase in fees and other revenue in our individual life insurance business primarily due to growth in our universal life line of business.

Net investment income increased due to higher prepayment fees and higher investment yields.

Total Expenses

Benefits, claims and settlement expenses increased $15.1 million in our specialty benefits insurance business primarily due to growth. In addition, benefits, claims and settlement expenses increased $5.3 million in our individual life insurance business primarily due to growth in our universal life line of business.

Operating expenses decreased $2.0 million in our specialty benefits insurance business primarily due to lower staff related costs, including pension and other postretirement benefits.

Income Taxes

The effective income tax rate for the segment was 31% for both the three months ended March 31, 2014 and 2013. The effective income tax rate was lower than the U.S. statutory rate primarily due to the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2014	2013	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(37.8)	$(43.2)	$5.4
Expenses:
Total expenses	(9.4)	3.1	(12.5)
Operating loss before income taxes, preferred stock dividends and noncontrolling interest	(28.4)	(46.3)	17.9
Income tax benefits	(20.9)	(17.4)	(3.5)
Preferred stock dividends	8.2	8.2	—
Operating earnings attributable to noncontrolling interest	17.3	0.2	17.1
Operating loss	$(33.0)	$(37.3)	$4.3

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating Loss

The operating loss decreased primarily due to the one-time costs associated with the first quarter 2013 acquisition of Cuprum.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of March 31, 2014, approximately $9.6 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment-type insurance contracts as of March 31, 2014.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,606.3	35.6%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,726.1	22.6
Market value adjustments	5,195.3	17.4
Subject to discretionary withdrawal without adjustments	7,275.0	24.4
Total domestic investment-type insurance contracts	$29,802.7	100.0%

Universal life insurance and certain traditional life insurance policies are also subject to discretionary withdrawals by policyholders.  However, life insurance policies tend to be less susceptible to withdrawal than our investment-type insurance contracts because policyholders may be subject to a new underwriting process in order to obtain a new life insurance policy.  In addition, our life insurance liabilities include surrender charges and other provisions limiting early surrenders.

As of March 31, 2014 and December 31, 2013, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,005.0 million and $1,105.0 million, respectively. As of March 31, 2014 and December 31, 2013, we had $148.8 million and $150.6 million, respectively, of outstanding borrowings, with no assets pledged as support as of March 31, 2014. During the first quarter of 2014, we refinanced $1,000.0 million of our revolving credit facilities. The facilities, effective March 28, 2014, were decreased to $900.0 million. The facilities include a $400.0 million 5-year facility with PFG, PFS and Principal Life as co-borrowers that matures March 2019; a $300.0 million 364-day facility with Principal Life as borrower that matures March 2015; and a $200.0 million 3-year credit facility with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, maturing March 2017. The revolving credit facilities are committed and provide 100% back-stop support for our commercial paper program.  The 5-year and 364-day facilities are supported by seventeen banks and the 3-year facility is supported by fourteen banks, most of which have other relationships with us.  In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable there is a very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. Extraordinary dividends include those made within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on December 31, 2013, statutory results, the dividend limitation for Principal Life is approximately $687.2 million in 2014.

Total stockholder dividends paid by Principal Life to its parent as of March 31, 2014, were $100.0 million.  As of March 31, 2014, we had $380.3 million of cash and highly liquid assets in the holding companies readily deployable for holding company obligations.

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

Net cash provided by operating activities was $591.3 million and $595.9 million for the three months ended March 31, 2014 and 2013, respectively. From our insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The slight decrease in cash provided by operating activities in 2014 compared to 2013 is primarily due to fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $835.3 million and $1,525.4 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in cash used in investing activities in 2014 compared to 2013 is primarily the result of the first quarter 2013 acquisition of Cuprum offset in part by increased net purchases of investments in 2014.

Net cash used in financing activities was $734.7 million and $1,586.5 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in cash used in financing activities is primarily due to a decrease in net withdrawals of investment contracts.  The decrease is offset in small part by the redemption of surplus notes in 2014 with no corresponding activity in 2013.

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

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of March 31, 2014, we have no preferred dividend restrictions. The dividend payments on our preferred stock are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt. The components of short-term debt were as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Short-term credit facilities	$117.8	$117.8
Other recourse short-term debt	31.0	32.8
Total short-term debt	$148.8	$150.6

Long-Term Debt. As of March 31, 2014, there have been no significant changes to long-term debt since December 31, 2013.

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	March 31, 2014	December 31, 2013
	(in millions)
Dividends to stockholders	$82.7	$288.4
Repurchase of common stock	89.0	153.6
Total cash returned to stockholders	$171.7	$442.0

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	March 31, 2014	December 31, 2013
	(in millions)
Debt:
Short-term debt	$148.8	$150.6
Long-term debt	2,516.0	2,601.4
Total debt	2,664.8	2,752.0

Equity excluding AOCI	9,626.1	9,501.0
Total capitalization excluding AOCI	$12,290.9	$12,253.0
Debt to equity excluding AOCI	28%	29%
Debt to capitalization excluding AOCI	22%	22%

On March 1, 2014, Principal Life redeemed the $100.0 million surplus notes, due in 2044, in whole at a redemption price equal to 102.3% of par, which was approved by the Commissioner.

Contractual Obligations and Contractual Commitments

As of March 31, 2014, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2013.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of March 31, 2014, there have been no significant changes to guarantees and indemnifications since December 31, 2013. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength Rating and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ratings and other factors.

In April 2014, Standard & Poor’s (“S&P”) affirmed the financial strength rating of Principal Life and Principal National Life Insurance Company at ‘A+’. The outlook remains ‘stable’ for all ratings. PFG’s enterprise risk management rating was affirmed as ‘strong’. The affirmation reflects S&P’s view that Principal has a very strong competitive position supported by a respected brand, diversified and sophisticated product portfolio, strong distribution relationships and increasing global reach. Further, S&P cites our financial flexibility reflecting strong earnings and fixed-charge coverage and proven access to capital markets and credit facilities.

In December 2013, A.M. Best completed its annual review, and affirmed the ratings of Principal Financial Group and its subsidiaries. Principal Life Insurance Company’s financial strength rating was affirmed at ‘A+’. The outlook remains ‘stable’ for all ratings. Principal Life’s ratings reflect its diversified operating earnings, record assets under management and positive net cash flows. The ratings also reflect the continued performance improvement in its investment portfolio. PFG continues to report favorable operating earnings across its key product lines through its diversified business segments, ongoing expense management and controlled distribution strategy.

In November 2013, following a review of Principal Financial Group and its subsidiaries, Moody’s downgraded the financial strength rating of Principal Life Insurance Company and Principal National Life Insurance Company to A1. The outlook was revised to ‘stable’ from ‘negative’. Moody’s said that the downgrade was driven by the combined impact of the growth of PFG’s weaker (i.e., relative to the insurance operations) non-insurance operations, and by profitability measures on Principal Life. In its assessment, Moody’s cited Principal Life as a premier U.S. pension provider, and highlighted the diversified earnings streams from Principal International and Principal Global Investors as growing sources of consolidated cash and debt service coverage.

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

All of the four ratings agencies maintain a ‘stable’ outlook on the U.S. life insurance sector. The rating agencies have indicated they expect gradually increasing interest rates to take some of the earnings pressure off insurers, and rising equity markets will improve performance on variable products and assets under management. They expect some stabilization of life insurers’ revenues and earnings over the next 12-18 months.

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

(1)  Moody’s has rated Principal Financial Group’s senior debt issuance “Baa1”

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

As of March 31, 2014, 38% of our net assets (liabilities) were Level 1, 59% were Level 2 and 3% were Level 3. Excluding separate account assets as of March 31, 2014, 1% of our net assets (liabilities) were Level 1, 98% were Level 2 and 1% were Level 3.

As of December 31, 2013, 37% of our net assets (liabilities) were Level 1, 60% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2013, 1% of our net assets (liabilities) were Level 1, 98% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2014, were $5,899.5 million as compared to $5,885.5 million as of December 31, 2013. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets. This increase was partially offset by net transfers out of Level 3 into Level 2 for certain fixed maturities, available-for-sale. The transfers out of Level 3 were due to our obtaining prices from third party pricing vendors or using internal models based on substantially observable market information versus relying on broker quotes or utilizing significant unobservable inputs.

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

Investments

We had total consolidated assets as of March 31, 2014, of $211,193.9 million, of which $68,107.1 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2014, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	March 31, 2014		December 31, 2013
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$34,918.0	51%	$33,999.7	51%
Private	15,705.4	23	15,320.5	23
Equity securities	860.3	1	827.4	1
Mortgage loans:
Commercial	10,272.5	15	10,299.0	15
Residential	1,205.9	2	1,234.6	2
Real estate held for sale	154.4	—	182.3	—
Real estate held for investment	1,236.4	2	1,089.3	2
Policy loans	843.8	1	859.7	1
Other investments	2,910.4	5	2,944.4	5
Total invested assets	68,107.1	100%	66,756.9	100%
Cash and cash equivalents	1,393.1		2,371.8
Total invested assets and cash	$69,500.2		$69,128.7

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

	For the three months ended March 31,				Increase (decrease)
	2014		2013		2014 vs. 2013
	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.8%	$578.5	4.9%	$590.5	(0.1)%	$(12.0)
Equity securities	9.2	19.5	5.2	8.2	4.0	11.3
Mortgage loans - commercial	5.5	141.2	5.3	136.1	0.2	5.1
Mortgage loans - residential	7.2	21.9	4.6	15.2	2.6	6.7
Real estate	18.2	60.7	4.7	14.0	13.5	46.7
Policy loans	5.8	12.4	5.7	12.4	0.1	—
Cash and cash equivalents	0.4	1.7	1.1	7.7	(0.7)	(6.0)
Other investments	3.8	27.9	3.0	24.0	0.8	3.9
Total before investment expenses	5.1	863.8	4.7	808.1	0.4	55.7
Investment expenses	(0.1)	(19.1)	(0.1)	(18.8)	—	(0.3)
Net investment income	5.0%	$844.7	4.6%	$789.3	0.4%	$55.4

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net investment income increased due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile coupled with the Cuprum acquisition, gains on the sale of certain real estate held for sale and an increase in prepayment fees. This increase was partially offset by the weakening of the Latin American currencies against the U.S. dollar and lower investment yields on our invested assets and cash in our U.S. operations.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for our invested assets for the periods indicated.

	For the three months ended March 31,		Increase (decrease)
	2014	2013	2014 vs. 2013
	(in millions)

Fixed maturities, available-for-sale - credit impairments (1)	$(25.1)	$(22.6)	$(2.5)
Commercial mortgages - credit impairments	1.9	0.8	1.1
Other - credit impairments	5.5	(7.0)	12.5
Fixed maturities, available-for-sale and trading - non-credit	14.6	7.7	6.9
Derivatives and related hedge activities (2)	(5.7)	(12.2)	6.5
Other gains (losses)	9.4	(17.6)	27.0
Net realized capital gains (losses)	$0.6	$(50.9)	$51.5

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, resulted in a net gain of $0.0 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively.

(2)                                 Includes fixed maturities, available-for-sale impairment-related net gains of $0.0 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, which were hedged by derivatives reflected in this line.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Other — credit impairments had net gains in 2014 as compared to losses in 2013 due to recoveries on equity securities, available-for- sale in the first quarter of 2014 and a decrease in losses on residential mortgage loans.

Net realized capital losses on derivatives and related hedge activities decreased due to decreased losses on GMWB embedded derivatives, including the spread reflecting our own creditworthiness, and related hedging instruments and gains versus losses on interest rate derivatives not designated as hedging instruments due to changes in interest rates. These were partially offset by losses versus gains on currency forwards and currency swaps due to changes in exchange rates and lower gains on credit derivatives.

Other net realized capital gains increased due to increased gains on the sale of real estate and foreign currency translation losses on cash held for the Cuprum acquisition that was completed in the first quarter 2013.

U.S. Investment Operations

Of our invested assets, $ 61,998.4 million were held by our U.S. operations as of March 31, 2014. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of March 31, 2014, there are thirteen members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

We also seek to manage call or prepayment risk arising from changes in interest rates.  We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, was $853.2 million and 4.4%, respectively, as of March 31, 2014. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk was $4,234.0 million and 3.5%, respectively, as of March 31, 2014.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
New mortgages	46%	49%	2.5X	2.8X
Entire mortgage portfolio	49%	50%	2.5X	2.5X

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

	March 31, 2014		December 31, 2013
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$31,574.4	51%	$30,638.2	51%
Private	15,705.0	25	15,319.3	25
Equity securities	286.4	—	272.3	—
Mortgage loans:
Commercial	10,229.2	17	10,253.8	17
Residential	556.5	1	565.4	1
Real estate held for sale	151.9	—	179.5	—
Real estate held for investment	1,234.1	2	1,086.9	2
Policy loans	819.9	1	834.9	1
Other investments	1,441.0	3	1,495.7	3
Total invested assets	61,998.4	100%	60,646.0	100%
Cash and cash equivalents	1,309.2		2,266.8
Total invested assets and cash	$63,307.6		$62,912.8

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred securities. Included in the privately placed category as of March 31, 2014 and December 31, 2013, were $10.5 billion and $10.3 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	March 31, 2014		December 31, 2013
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$789.2	2%	$780.5	2%
States and political subdivisions	4,111.8	9	3,796.0	8
Non-U.S. governments	544.4	1	523.6	1
Corporate - public	17,307.7	36	16,882.6	37
Corporate - private	12,791.4	27	12,483.5	27
Residential mortgage-backed pass-through securities	2,922.9	6	2,871.1	6
Commercial mortgage-backed securities	4,088.7	9	4,028.2	9
Residential collateralized mortgage obligations	1,051.7	2	992.1	2
Asset-backed securities	3,671.6	8	3,599.9	8
Total fixed maturities	$47,279.4	100%	$45,957.5	100%

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

CMBS provide varying levels of credit protection, diversification and reduced event risk depending on the securities owned and composition of the loan pool. CMBS are predominantly comprised of large pool securitizations that are diverse by property type, borrower and geographic dispersion. The risks to any CMBS deal are determined by the credit quality of the underlying loans and how those loans perform over time. Another key risk is the vintage of the underlying loans and the state of the markets during a particular vintage. In the CMBS market, there is a material difference in the outlook for the performance of loans originated in 2004 and earlier relative to loans originated in 2005 through 2008. For loans originated prior to 2005, underwriting assumptions were more conservative regarding required debt service coverage and loan-to-value ratios. For the 2005 through 2008 vintages, real estate values peaked and the underwriting expectations were that values would continue to increase, which makes those loan values more sensitive to market declines. The 2009 through 2014 vintages represent a return to debt service coverage ratios and loan-to-value ratios that more closely resemble loans originated prior to 2005.

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 26% of total fixed maturities as of both March 31, 2014 and December 31, 2013. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	March 31, 2014	December 31, 2013
	(in millions)
European Union, excluding UK	$3,983.1	$3,925.1
United Kingdom	2,719.3	2,656.1
Asia-Pacific	1,616.7	1,542.9
Australia/New Zealand	1,412.2	1,285.3
Europe, non EU	940.3	1,042.8
Latin America	971.2	951.0
Middle East and Africa	414.8	411.6
Other (1)	283.4	241.3
Total	$12,341.0	$12,056.1

(1)    Includes exposure from 1 country and various supranational organizations as of both March 31, 2014, and December 31, 2013.

International fixed maturities are determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of March 31, 2014 and December 31, 2013, our investments in Canada totaled $1,500.3 million and $1,486.5 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of March 31, 2014.

Amortized cost
(in millions)
General Electric Co	$220.0
AT&T Inc.	205.5
Berkshire Hathaway Inc.	155.3
Verizon Communications Inc.	154.1
Republic of Korea	153.5
JPMorgan Chase & Co.	153.4
Duke Energy Corporation	152.3
HSBC Holdings PLC	144.8
Prudential Financial Inc.	142.4
Morgan Stanley	137.6
Total top ten exposures	$1,618.9

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

		March 31, 2014			December 31, 2013
NAIC Rating	Rating Agency Equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	AAA/AA/A	$27,694.5	$29,022.6	61%	$27,137.0	$28,096.1	61%
2	BBB	13,834.0	14,797.0	32	13,808.3	14,587.8	32
3	BB	2,513.1	2,555.1	5	2,439.9	2,444.0	5
4	B	523.7	519.3	1	554.6	512.6	1
5	CCC and lower	311.5	239.0	1	216.4	179.7	1
6	In or near default	200.0	146.4	—	217.3	137.3	—
	Total fixed maturities	$45,076.8	$47,279.4	100%	$44,373.5	$45,957.5	100%

Fixed maturities include 23 securities with an amortized cost of $265.5 million, gross gains of $4.1 million, gross losses of $0.4 million and a carrying amount of $269.2 million as of March 31, 2014, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of March 31, 2014, based on amortized cost, 54% of our CMBS portfolio had ratings of A or higher and 37% was issued prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and year of issuance (“vintage”) for our CMBS portfolio as of the periods indicated.

	March 31, 2014
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$17.2	$17.8	$10.0	$11.3	$0.5	$0.5	$27.8	$32.6	$65.7	$66.0	$121.2	$128.2
2004	12.4	12.9	74.6	75.7	30.1	31.0	34.5	36.2	60.5	57.8	212.1	213.6
2005	290.7	302.5	59.7	62.9	31.3	32.7	116.0	118.5	144.7	129.5	642.4	646.1
2006	91.5	95.7	27.4	29.0	67.3	72.1	133.1	139.2	133.0	116.7	452.3	452.7
2007	59.7	62.1	73.5	82.8	141.2	155.4	220.4	240.3	848.5	785.1	1,343.3	1,325.7
2008	25.8	27.9	28.6	32.1	—	—	29.3	30.7	56.2	62.2	139.9	152.9
2009	62.6	66.4	68.2	71.4	18.6	19.6	—	—	—	—	149.4	157.4
2010	63.2	68.8	45.2	46.8	—	—	—	—	—	—	108.4	115.6
2011	92.1	92.1	142.3	143.8	—	—	—	—	—	—	234.4	235.9
2012	217.4	217.6	149.4	150.1	—	—	—	—	—	—	366.8	367.7
2013	166.3	164.1	62.7	62.5	—	—	15.8	15.8	—	—	244.8	242.4
2014	48.1	48.0	2.5	2.5	—	—	—	—	—	—	50.6	50.5
Total (1)	$1,147.0	$1,175.9	$744.1	$770.9	$289.0	$311.3	$576.9	$613.3	$1,308.6	$1,217.3	$4,065.6	$4,088.7

(1)   The CMBS portfolio included agency CMBS with a $428.2 million amortized cost and a $432.2 million carrying amount.

	December 31, 2013
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$19.2	$20.0	$10.0	$11.3	$0.7	$0.7	$27.8	$31.7	$72.4	$71.2	$130.1	$134.9
2004	29.4	29.7	61.6	63.2	43.1	44.3	31.6	33.2	71.1	63.4	236.8	233.8
2005	306.8	321.2	52.1	55.6	39.2	40.2	116.1	118.8	158.0	133.7	672.2	669.5
2006	99.7	104.4	27.5	29.1	67.5	72.1	128.4	134.4	131.8	111.8	454.9	451.8
2007	67.7	70.3	73.8	83.1	141.4	156.2	225.3	245.0	848.8	732.3	1,357.0	1,286.9
2008	10.9	11.4	43.6	49.0	—	—	18.4	19.2	67.3	72.1	140.2	151.7
2009	81.5	85.5	74.3	77.9	18.6	19.7	—	—	—	—	174.4	183.1
2010	63.7	69.6	56.1	57.6	—	—	—	—	—	—	119.8	127.2
2011	98.7	99.1	119.4	119.7	—	—	—	—	—	—	218.1	218.8
2012	220.7	219.2	152.3	151.7	—	—	—	—	—	—	373.0	370.9
2013	141.7	138.8	61.6	60.8	—	—	—	—	—	—	203.3	199.6
Total (1)	$1,140.0	$1,169.2	$732.3	$759.0	$310.5	$333.2	$547.6	$582.3	$1,349.4	$1,184.5	$4,079.8	$4,028.2

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

	March 31, 2014	December 31, 2013
	($ in millions)
Total fixed maturities (public and private)	$47,279.4	$45,957.5
Problem fixed maturities (1)	$416.0	$417.1
Potential problem fixed maturities	161.7	157.0
Total problem, potential problem and restructured fixed maturities	$577.7	$574.1
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	1.22%	1.25%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $25.1 million and $24.7 million for the three months ended March 31, 2014 and 2013, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	March 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)

Finance — Banking	$4,218.9	$177.6	$95.0	$4,301.5
Finance — Brokerage	290.2	22.5	1.0	311.7
Finance — Finance Companies	183.6	9.7	—	193.3
Finance — Financial Other	410.2	54.6	0.1	464.7
Finance — Insurance	2,371.9	246.4	4.3	2,614.0
Finance — REITS	919.9	49.8	3.5	966.2
Industrial — Basic Industry	1,518.2	90.1	6.8	1,601.5
Industrial — Capital Goods	1,626.7	135.6	3.2	1,759.1
Industrial — Communications	1,997.6	188.2	8.8	2,177.0
Industrial — Consumer Cyclical	1,601.9	125.4	2.6	1,724.7
Industrial — Consumer Non-Cyclical	3,213.3	212.0	10.1	3,415.2
Industrial — Energy	1,909.7	194.9	4.4	2,100.2
Industrial — Other	384.9	23.8	0.3	408.4
Industrial — Technology	1,099.0	54.6	2.0	1,151.6
Industrial — Transportation	866.8	52.9	3.8	915.9
Utility — Electric	2,705.3	210.7	19.9	2,896.1
Utility — Natural Gas	1,196.3	100.2	5.5	1,291.0
Utility — Other	280.3	19.8	0.6	299.5
Government guaranteed	1,273.8	128.6	5.2	1,397.2
Total corporate securities	28,068.5	2,097.4	177.1	29,988.8
Residential mortgage-backed pass-through securities	2,815.7	97.0	32.3	2,880.4
Commercial mortgage-backed securities	4,064.0	173.0	149.9	4,087.1
Residential collateralized mortgage obligations	1,037.8	21.9	8.0	1,051.7
Asset-backed securities — Home equity (1)	338.0	12.2	19.1	331.1
Asset-backed securities — All other	2,876.3	23.3	5.2	2,894.4
Collateralized debt obligations — Credit	53.5	—	28.1	25.4
Collateralized debt obligations — CMBS	32.3	2.8	2.0	33.1
Collateralized debt obligations — Loans	321.3	2.7	1.6	322.4
Total mortgage-backed and other asset-backed securities	11,538.9	332.9	246.2	11,625.6
U.S. government and agencies	798.2	13.9	31.6	780.5
States and political subdivisions	3,837.6	177.3	41.8	3,973.1
Non-U.S. governments	466.6	78.6	0.8	544.4
Total fixed maturities, available-for-sale	$44,709.8	$2,700.1	$497.5	$46,912.4

(1)                                 This exposure is all related to sub-prime mortgage loans.

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,053.6	$172.5	$113.7	$4,112.4
Finance — Brokerage	233.0	15.4	1.2	247.2
Finance — Finance Companies	159.2	9.3	—	168.5
Finance — Financial Other	496.4	56.6	1.1	551.9
Finance — Insurance	2,432.8	193.3	7.7	2,618.4
Finance — REITS	861.9	45.9	7.0	900.8
Industrial — Basic Industry	1,539.9	80.2	14.4	1,605.7
Industrial — Capital Goods	1,612.2	119.4	5.4	1,726.2
Industrial — Communications	2,043.4	153.1	13.7	2,182.8
Industrial — Consumer Cyclical	1,591.3	110.7	6.9	1,695.1
Industrial — Consumer Non-Cyclical	3,117.2	189.0	17.2	3,289.0
Industrial — Energy	1,912.6	162.3	10.1	2,064.8
Industrial — Other	382.7	20.8	1.6	401.9
Industrial — Technology	995.9	47.6	5.1	1,038.4
Industrial — Transportation	829.5	41.7	8.6	862.6
Utility — Electric	2,731.9	178.2	34.6	2,875.5
Utility — Natural Gas	1,171.6	82.8	14.6	1,239.8
Utility — Other	281.0	18.7	1.8	297.9
Government guaranteed	1,269.9	113.7	6.8	1,376.8
Total corporate securities	27,716.0	1,811.2	271.5	29,255.7
Residential mortgage-backed pass-through securities	2,779.2	91.1	46.7	2,823.6
Commercial mortgage-backed securities	4,078.0	170.6	222.2	4,026.4
Residential collateralized mortgage obligations	983.6	19.2	10.7	992.1
Asset-backed securities — Home equity (1)	344.8	12.0	21.6	335.2
Asset-backed securities — All other	2,829.1	20.6	9.2	2,840.5
Collateralized debt obligations — Credit	54.5	—	31.1	23.4
Collateralized debt obligations — CMBS	36.7	2.7	2.0	37.4
Collateralized debt obligations — Loans	300.7	3.3	1.4	302.6
Total mortgage-backed and other asset-backed securities	11,406.6	319.5	344.9	11,381.2
U.S. government and agencies	818.2	12.7	50.4	780.5
States and political subdivisions	3,622.8	120.9	85.7	3,658.0
Non-U.S. governments	451.4	73.3	1.1	523.6
Total fixed maturities, available-for-sale	$44,015.0	$2,337.6	$753.6	$45,599.0

(1)                                 This exposure is all related to sub-prime mortgage loans.

Of the $497.5 million in gross unrealized losses as of March 31, 2014, there were $2.2 million in losses attributed to securities scheduled to mature in one year or less, $20.2 million attributed to securities scheduled to mature between one to five years, $45.2 million attributed to securities scheduled to mature between five to ten years, $183.7 million attributed to securities scheduled to mature after ten years and $246.2 million related to mortgage-backed and other ABS that are not classified by maturity year. As of March 31, 2014, we were in a $2,202.6 million net unrealized gain position as compared to a $1,584.0 million net unrealized gain position as of December 31, 2013. The $618.6 million increase in net unrealized gains for the three months ended March 31, 2014, can primarily be attributed to an approximate 15 basis points decrease in interest rates and tightening of spreads.

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

	March 31, 2014				December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,035.8	$1,823.8	$214.4	$29,645.2	$27,611.6	$1,560.3	$377.6	$28,794.3
Private	13,179.1	748.6	66.9	13,860.8	13,023.7	666.8	110.9	13,579.6
Below investment grade:
Public	1,797.3	56.7	115.7	1,738.3	1,744.3	54.7	141.9	1,657.1
Private	1,697.6	71.0	100.5	1,668.1	1,635.4	55.8	123.2	1,568.0
Total fixed maturities, available-for-sale	$44,709.8	$2,700.1	$497.5	$46,912.4	$44,015.0	$2,337.6	$753.6	$45,599.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2014
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$1,496.4	$5.5	$582.8	$2.1	$2,079.2	$7.6
Greater than three to six months	407.4	3.7	183.3	2.0	590.7	5.7
Greater than six to nine months	52.1	0.7	142.0	3.2	194.1	3.9
Greater than nine to twelve months	2,727.1	122.2	989.2	26.9	3,716.3	149.1
Greater than twelve to twenty-four months	343.9	24.2	59.8	4.0	403.7	28.2
Greater than twenty-four to thirty-six months	35.1	3.0	41.3	0.3	76.4	3.3
Greater than thirty-six months	479.6	55.1	245.4	28.4	725.0	83.5
Total fixed maturities, available-for-sale	$5,541.6	$214.4	$2,243.8	$66.9	$7,785.4	$281.3

	December 31, 2013
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,047.4	$19.5	$983.5	$9.0	$3,030.9	$28.5
Greater than three to six months	190.6	4.1	230.5	6.0	421.1	10.1
Greater than six to nine months	3,605.4	227.0	1,222.5	52.8	4,827.9	279.8
Greater than nine to twelve months	172.7	13.2	54.8	2.9	227.5	16.1
Greater than twelve to twenty-four months	187.0	19.8	39.3	3.0	226.3	22.8
Greater than twenty-four to thirty-six months	39.2	2.7	42.8	1.0	82.0	3.7
Greater than thirty-six months	523.2	91.3	286.9	36.2	810.1	127.5
Total fixed maturities, available-for-sale	$6,765.5	$377.6	$2,860.3	$110.9	$9,625.8	$488.5

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2014
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$92.9	$0.3	$174.2	$1.1	$267.1	$1.4
Greater than three to six months	27.1	0.2	7.1	1.3	34.2	1.5
Greater than six to nine months	3.2	0.2	14.0	0.4	17.2	0.6
Greater than nine to twelve months	59.6	1.2	91.6	3.6	151.2	4.8
Greater than twelve to twenty-four months	—	—	10.8	1.3	10.8	1.3
Greater than twenty-four to thirty-six months	28.2	1.9	11.7	2.7	39.9	4.6
Greater than thirty-six months	391.6	111.9	251.1	90.1	642.7	202.0
Total fixed maturities, available-for-sale	$602.6	$115.7	$560.5	$100.5	$1,163.1	$216.2

	December 31, 2013
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$157.6	$2.3	$103.8	$2.7	$261.4	$5.0
Greater than three to six months	23.2	0.8	50.5	0.4	73.7	1.2
Greater than six to nine months	79.6	2.2	104.0	4.4	183.6	6.6
Greater than nine to twelve months	—	0.1	19.4	0.4	19.4	0.5
Greater than twelve to twenty-four months	—	—	12.4	1.4	12.4	1.4
Greater than twenty-four to thirty-six months	41.8	2.8	12.5	3.3	54.3	6.1
Greater than thirty-six months	452.5	133.7	275.5	110.6	728.0	244.3
Total fixed maturities, available-for-sale	$754.7	$141.9	$578.1	$123.2	$1,332.8	$265.1

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	March 31, 2014
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)

Three months or less	$—	$—	$14.3	$4.0	$14.3	$4.0
Greater than three to six months	—	—	13.2	4.2	13.2	4.2
Greater than six to nine months	—	—	3.4	1.2	3.4	1.2
Greater than nine to twelve months	10.2	3.1	0.7	0.5	10.9	3.6
Greater than twelve months	113.7	114.1	237.6	85.0	351.3	199.1
Total fixed maturities, available-for-sale	$123.9	$117.2	$269.2	$94.9	$393.1	$212.1

	December 31, 2013
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$0.7	$0.2	$28.3	$9.3	$29.0	$9.5
Greater than three to six months	—	—	4.1	1.6	4.1	1.6
Greater than six to nine months	13.3	4.1	1.4	0.9	14.7	5.0
Greater than nine to twelve months	—	—	5.0	1.9	5.0	1.9
Greater than twelve months	127.7	169.7	271.3	108.6	399.0	278.3
Total fixed maturities, available-for-sale	$141.7	$174.0	$310.1	$122.3	$451.8	$296.3

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $10,229.2 million and $10,253.8 million as of March 31, 2014 and December 31, 2013, respectively. The carrying amount of our residential mortgage loan portfolio was $556.5 million and $565.4 million as of March 31, 2014 and December 31, 2013, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 20% and 21% of our commercial mortgage loan portfolio as of March 31, 2014 and December 31, 2013, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of March 31, 2014 and December 31, 2013, the total number of commercial mortgage loans outstanding was 945 and 953, of which 66% and 66% were for loans with principal balances less than $10 million, respectively. The average loan size of our commercial mortgage portfolio was $10.8 million and $10.8 million as of March 31, 2014 and December 31, 2013, respectively.

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

There has been a decrease in the total level of problem, potential problem and restructured commercial mortgages during 2014 primarily due to loan payoffs, foreclosures and improvement in general market fundamentals such as increases in employment, falling vacancies and relatively little new construction.

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated.

	March 31, 2014	December 31, 2013
	($ in millions)
Total commercial mortgages	$10,229.2	$10,253.8
Problem commercial mortgages (1)	$8.8	$30.8
Potential problem commercial mortgages	15.1	34.0
Restructured problem commercial mortgages	27.5	25.0
Total problem, potential problem and restructured commercial mortgages	$51.4	$89.8
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	0.50%	0.88%

(1)                                 Includes $8.1 million and $8.0 million of commercial mortgage loans in foreclosure as of March 31, 2014 and December 31, 2013, respectively.

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

The valuation allowance decreased $2.2 million for the three months ended March 31, 2014, and decreased $23.1 million for the year ended December 31, 2013. The decrease in the level of valuation allowance during 2014 and 2013 was related to the same market factors as those causing the decrease in the level of problem, potential problem and restructured commercial mortgages for the three months ended March 31, 2014.

The following table represents our commercial mortgage valuation allowance for the periods indicated.

	March 31, 2014	December 31, 2013
	($ in millions)
Balance, beginning of period	$28.7	$51.8
Provision	(1.9)	4.1
Charge-offs	(0.3)	(28.0)
Recoveries	—	0.8
Balance, end of period	$26.5	$28.7
Valuation allowance as % of carrying value before reserves	0.26%	0.28%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $377.1 million and $394.9 million and first lien mortgages with an amortized cost of $218.7 million and $210.8 million as of March 31, 2014 and December 31, 2013, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $22.2 million and $23.8 million as of March 31, 2014 and December 31, 2013, respectively.

We establish the residential mortgage loan valuation allowance at levels considered adequate to absorb estimated probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the portfolio. Such evaluation considers numerous factors, including, but not limited to net charge-off trends, loss forecasts, collateral values, geographic location, borrower credit scores, delinquency rates, industry condition and economic trends. The changes in the valuation allowance are reported in net realized capital gains (losses) on our consolidated statements of operations.

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

	March 31, 2014	December 31, 2013
	($ in millions)
Balance, beginning of period	$40.3	$44.4
Provision	0.4	11.1
Charge-offs	(3.1)	(18.3)
Recoveries	1.7	3.1
Balance, end of period	$39.3	$40.3
Valuation allowance as % of carrying value before reserves	6.6%	6.7%

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2014 and December 31, 2013, the carrying amount of our equity real estate investment was $1,386.0 million, or 2.0%, and $1,266.4 million, or 2.0%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,234.1 million and $1,086.9 million as of March 31, 2014 and December 31, 2013, respectively. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. Impairments recorded for the year ended December 31, 2013 were $3.5 million. There were no such impairment adjustments for the three months ended March 31, 2014.

The carrying amount of real estate held for sale was $151.9 million and $179.5 million as of March 31, 2014 and December 31, 2013, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. Valuation allowance for the year ended December 31, 2013 was $3.6 million. There was no valuation allowance as of March 31, 2014.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with 75% of the concentration in the Pacific, South Atlantic, and West South Central regions of the United States as of March 31, 2014. By property type, there is a concentration in office that represented approximately 48% of the equity real estate portfolio as of March 31, 2014.

Other Investments

Our other investments totaled $1,441.0 million as of March 31, 2014, compared to $1,495.7 million as of December 31, 2013. Derivative assets accounted for $595.5 million and $651.1 million in other investments as of March 31, 2014 and December 31, 2013, respectively. The remaining invested assets include equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $6,108.7 million were held by our Principal International segment as of March 31, 2014. The assets are managed by either our Principal Global Investors segment or by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets as of March 31, 2014 and December 31, 2013, was fixed maturities. The following table excludes invested assets of the separate accounts.

	March 31, 2014		December 31, 2013
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$3,343.6	55%	$3,361.5	55%
Private	0.4	—	1.2	—
Equity securities	573.9	9	555.1	9
Mortgage loans:
Commercial	43.3	1	45.2	1
Residential	649.4	11	669.2	11
Real estate held for sale	2.5	—	2.8	—
Real estate held for investment	2.3	—	2.4	—
Policy loans	23.9	—	24.8	—
Other investments:
Investment in equity method subsidiaries	656.3	11	646.3	11
Direct financing leases	716.9	12	720.2	12
Derivative assets and other short-term investments	96.2	1	82.2	1
Total invested assets	6,108.7	100%	6,110.9	100%
Cash and cash equivalents	83.9		105.0
Total invested assets and cash	$6,192.6		$6,215.9

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

•                  During periods of rising interest rates, policy surrenders, withdrawals, and requests for policy loans may increase as customers seek to achieve higher returns. This may result in unlocking of our DAC and other actuarial balances. We may be required to sell assets to raise the cash necessary to respond to such surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. In addition, the value of fixed income assets we manage may decline in periods of rising interest rates, resulting in lower fee revenue that we may collect.

•                  For our long-term borrowings, we are exposed to interest rate risk at the time of maturity or early redemption, when we may be required to refinance our obligations.

•                  We are exposed to interest rate risk based upon the discount rate assumption used for purposes of valuing our pension and other postretirement benefit obligations.

An increase in market interest rates may cause the fair value of our financial assets to decline. The reduction in the fair value of our financial assets would be partly offset by a corresponding reduction in the fair value of our financial liabilities. The following tables show the net estimated potential loss in fair value at total company level from a hypothetical 100 basis point immediate, parallel increase in interest rates as of March 31, 2014, and December 31, 2013.  Our selection of a 100 basis point immediate, parallel increase in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management’s assessment of changing market conditions and available investment opportunities.

	As of March 31, 2014
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$50,048.1	$47,653.9	$(2,394.2)
Fixed maturities, trading		575.3	554.8	(20.5)
Mortgage loans		11,795.6	11,308.7	(486.9)
Policy loans		995.1	912.4	(82.7)
Equity securities, trading		546.1	530.1	(16.0)
Other investments		114.0	117.1	3.1

Financial liabilities with interest rate risk:
Investment-type insurance contracts		(29,790.2)	(28,992.4)	797.8
Long-term debt		(2,677.9)	(2,434.3)	243.6
Bank deposits		(1,917.7)	(1,908.0)	9.7

Derivatives with interest rate risk:
Interest rate swaps	$19,641.9	(243.7)	(308.7)	(65.0)
Currency swaps	2,051.3	83.3	83.4	0.1
Equity options	2,160.9	(142.8)	(171.9)	(29.1)
Interest rate options	4,100.0	34.1	46.8	12.7
Swaptions	260.0	0.4	1.5	1.1
Interest rate futures	120.5	0.3	9.7	9.4

Net estimated potential loss in fair value				$(2,016.9)

	As of December 31, 2013
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$48,757.1	$46,522.2	$(2,234.9)
Fixed maturities, trading		563.1	540.4	(22.7)
Mortgage loans		11,773.5	11,291.1	(482.4)
Policy loans		963.3	891.3	(72.0)
Equity securities, trading		416.5	400.4	(16.1)
Other investments		118.0	120.8	2.8

Financial liabilities with interest rate risk:
Investment-type insurance contracts		(30,100.0)	(29,274.0)	826.0
Long-term debt		(2,692.1)	(2,455.9)	236.2
Bank deposits		(1,951.1)	(1,941.7)	9.4

Derivatives with interest rate risk:
Interest rate swaps	$20,570.8	(365.4)	(459.3)	(93.9)
Currency swaps	2,367.5	106.0	110.8	4.8
Equity options	1,719.7	(125.4)	(152.1)	(26.7)
Interest rate options	4,100.0	41.7	57.5	15.8
Swaptions	325.0	1.0	3.5	2.5
Interest rate futures	92.5	(1.1)	3.0	4.1

Net estimated potential loss in fair value				$(1,847.1)

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

The tables above do not include approximately $29,926.3 million of liabilities relating to insurance contracts involving significant mortality or morbidity risk as of March 31, 2014 and $29,426.9 million as of December 31, 2013, which are not considered financial liabilities. We believe the interest rate sensitivities of these insurance liabilities would economically serve as a partial offset to the net interest rate risk of the financial assets and liabilities that are set forth in these tables.

Our net estimated potential loss in fair value as of March 31, 2014, increased $169.8 million from December 31, 2013, primarily due to a slight increase in the duration of our financial assets and a slight decrease in the duration of our financial liabilities.

The following table provides detail on the differences between the interest rates being credited to contractholders as of March 31, 2014, and the respective guaranteed minimum interest rates (“GMIRs”), broken down by GMIR level within the Retirement and Investor Services and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Investor Services
Up to 1.00%	$479.2	$887.5	$4,163.2	$97.5	$0.3	$5,627.7
1.01% - 2.00%	395.2	127.5	180.9	59.4	—	763.0
2.01% - 3.00%	8,840.6	15.8	15.4	148.7	1.6	9,022.1
3.01% - 4.00%	244.9	—	—	—	—	244.9
Subtotal	9,959.9	1,030.8	4,359.5	305.6	1.9	15,657.7

U.S. Insurance Solutions
Up to 1.00%	—	—	23.4	11.6	—	35.0
1.01% - 2.00%	264.2	—	118.8	64.9	9.0	456.9
2.01% - 3.00%	1,831.7	1,015.1	170.8	72.6	0.1	3,090.3
3.01% - 4.00%	1,386.7	61.1	17.1	57.0	6.2	1,528.1
4.01% - 5.00%	123.5	89.4	75.5	56.2	—	344.6
Subtotal	3,606.1	1,165.6	405.6	262.3	15.3	5,454.9

Total	$13,566.0	$2,196.4	$4,765.1	$567.9	$17.2	$21,112.6
Percentage of total	64.2%	10.4%	22.6%	2.7%	0.1%	100.0%

(1)           Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

During periods of low or declining interest rates, our margin of investment income above our interest credited to our liabilities (“investment margins”) may be negatively impacted. Assuming a hypothetical scenario where market interest rates immediately fall by 25 basis points from their March 31, 2014 levels and then remain unchanged thereafter, we estimate that the impact of such an environment could reduce our investment margins for our domestic business by approximately $2 million and $5 million pre-tax during the 12 months ending March 31, 2015 and 2016, respectively, compared to a scenario where market interest rates remain unchanged from their March 31, 2014 levels. This hypothetical scenario reflects only the impact related to the approximately $21 billion of in-force contracts with guaranteed minimum interest rates shown above, and does not reflect potential impacts on our DAC asset and other actuarial balances. In determining the potential impact, we have reflected the impact of potential changes in crediting rates to policyholders, limited by any restrictions on our ability to adjust crediting rates due to guaranteed minimum interest rates. Our estimates of future margins include the impact of expected premium payments, lapses, and withdrawals on existing policies, but they do not include the impact of new sales. Our selection of a 25 basis point immediate, parallel decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 25 basis point immediate, parallel decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events.

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

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Valuation and Impairment of Fixed Income Investments” in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional discussion of the impact interest rate increases would have on fixed maturities, available-for-sale.

The plan fiduciaries use a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves.  The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories.  For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Employee and Agent Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Foreign Currency Risk

Foreign currency risk is the risk we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements issued to nonqualified institutional investors in the international market, foreign currency-denominated fixed maturity and equity securities, and our international operations, including potential acquisition and divestiture activity.

We estimate that as of March 31, 2014, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2013. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $309.8 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2014, as compared to an estimated $306.1 million, or 10%, reduction as of December 31, 2013. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $7.0 million, or 11%, reduction in the operating earnings of our international operations for the three months ended March 31, 2014, as compared to an estimated $5.0 million, or 11%, reduction for the three months ended March 31, 2013.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $1,190.5 million and $1,425.0 million as of March 31, 2014 and December 31, 2013, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $726.3 million and $822.1 million as of March 31, 2014 and December 31, 2013, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $17.8 million and $0.0 million as of March 31, 2014 and December 31, 2013, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our operations in Chile had currency swaps with a notional amount of $134.5 million and $120.4 million as of March 31, 2014 and December 31, 2013, respectively. Chile also utilized currency forwards with a notional amount of $244.0 million and $247.4 million as of March 31, 2014 and December 31, 2013, respectively.

There are times when we use derivatives to manage the foreign currency risk associated with a business combination. There were no hedges of business combinations outstanding at March 31, 2014 or December 31, 2013. Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2014 or 2013.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of March 31, 2014 and December 31, 2013, the fair value of our equity securities was $860.3 million and $827.4 million, respectively. As of March 31, 2014, we estimate that a 10% decline in the value of the equity securities would result in a decline in fair value of the equity securities of $86.0 million, as compared to a decline in fair value of the equity securities of $82.7 million as of December 31, 2013.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred acquisition costs and other actuarial balances. We estimate that an immediate 10% decline in the S&P index, followed by a 2% per quarter increase would reduce our annual operating earnings by approximately 4% to 6%. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2013.

The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our exposure will change as a result of changes in our mix of business.

We also have equity risk associated with (1) fixed deferred annuity and universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit (“GMDB”) that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment-type contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile. We economically hedge the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $445.7 million, $1,860.2 million, and $3,232.5 million, respectively, as of March 31, 2014, and notional amounts of $365.9 million, $1,719.7 million, and $3,263.5 million, respectively, as of December 31, 2013. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $333.2 million and $334.3 million, total return swaps of $90.0 million and $90.0 million, and futures of $11.0 million and $9.1 million as of March 31, 2014 and December 31, 2013, respectively. We had credit exposure through credit default swaps with a notional amount of $110.4 million and $110.4 million as of March 31, 2014 and December 31, 2013, respectively, by investing in various tranches of a synthetic collateralized debt obligation. In addition, we sold credit default swaps creating replicated assets with a notional amount of $718.5 million and $708.5 million as of March 31, 2014 and December 31, 2013, respectively.

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

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Investments” under the caption, “Balance Sheet Offsetting.” We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As a result of our management of counterparty risk and the collateralization of our derivative portfolio, any credit exposure to derivative counterparties is immaterial as of March 31, 2014.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2014, we converted to a new consolidation reporting tool that improves the efficiency of our financial reporting processes. While we do not believe that our prior consolidation tool had any significant deficiencies or material weaknesses, we expect this new reporting tool will enhance our internal control over financial reporting.  Pre-implementation testing and post-implementation reviews were conducted by management to ensure that controls surrounding the system implementation process, the reporting tool, and the closing process were effective to prevent material financial statement errors.  We ensured the data converted to the new consolidation tool was accurate by maintaining appropriate data conversion controls throughout the implementation process.  We believe this new reporting tool represents a material change to our internal control over financial reporting.  Other than changes related to this new reporting tool, no other changes in our internal control over financial reporting occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2014, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

Issuer Purchases of Equity Securities

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2014 — January 31, 2014	14,659	$49.31	—	$55.0
February 1, 2014 — February 28, 2014	590,027	$44.46	566,027	$229.8
March 1, 2014 — March 31, 2014	1,343,197	$45.87	1,027,200	$182.5
Total	1,947,883		1,593,227

(1)         Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

(2)         In February 2013, our Board of Directors authorized a repurchase program of up to $150.0 million of our outstanding common stock, which was completed in March 2014. In February 2014, our Board of Directors authorized a repurchase program of up to $200.0 million of our outstanding common stock.

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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: April 30, 2014	By	/s/ Terrance J. Lillis
Terrance J. Lillis
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.