Form 10-Q
period 2014-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2014-10-29
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 22, 2014, was 293,667,067.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	September 30, 2014	December 31, 2013
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2014 and 2013 include $287.2 million and $272.0 million related to consolidated variable interest entities)	$49,627.5	$48,757.1
Fixed maturities, trading (2014 and 2013 include $100.4 million and $110.4 million related to consolidated variable interest entities)	609.4	563.1
Equity securities, available-for-sale	124.8	110.5
Equity securities, trading (2014 and 2013 include $349.4 million and $327.2 million related to consolidated variable interest entities)	807.6	716.9
Mortgage loans	11,744.9	11,533.6
Real estate (2014 and 2013 include $276.2 million and $266.3 million related to consolidated variable interest entities)	1,352.1	1,271.6
Policy loans	837.7	859.7
Other investments (2014 and 2013 include $46.2 million and $68.1 million related to consolidated variable interest entities and $124.2 million and $142.9 million measured at fair value under the fair value option)	2,990.9	2,944.4
Total investments	68,094.9	66,756.9
Cash and cash equivalents	1,270.8	2,371.8
Accrued investment income	545.1	532.1
Premiums due and other receivables	1,189.3	1,241.0
Deferred acquisition costs	2,985.4	3,077.0
Property and equipment	590.1	500.7
Goodwill	1,034.4	1,100.3
Other intangibles	1,361.4	1,459.0
Separate account assets (2014 and 2013 include $35,079.9 million and $32,824.7 million related to consolidated variable interest entities)	138,296.7	130,018.4
Other assets	1,054.7	1,134.2
Total assets	$216,422.8	$208,191.4
Liabilities
Contractholder funds	$34,680.8	$35,958.3
Future policy benefits and claims	23,399.5	22,626.2
Other policyholder funds	811.9	758.9
Short-term debt	126.3	150.6
Long-term debt (2014 and 2013 include $74.9 million and $47.7 million related to consolidated variable interest entities)	2,529.2	2,601.4
Income taxes currently payable	18.1	5.2
Deferred income taxes	1,150.6	824.0
Separate account liabilities (2014 and 2013 include $35,079.9 million and $32,824.7 million related to consolidated variable interest entities)	138,296.7	130,018.4
Other liabilities (2014 and 2013 include $349.5 million and $362.4 million related to consolidated variable interest entities, of which $65.8 million and $104.9 million are measured at fair value under the fair value option)	4,984.6	5,224.2
Total liabilities	205,997.7	198,167.2

Redeemable noncontrolling interest	56.1	247.2

Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2014 and 2013	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2014 and 2013	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 462.4 million and 459.3 million shares issued, and 293.6 million and 295.2 million shares outstanding in 2014 and 2013	4.6	4.6
Additional paid-in capital	9,916.9	9,798.9
Retained earnings	5,945.2	5,405.4
Accumulated other comprehensive income	380.1	183.2
Treasury stock, at cost (168.8 million and 164.1 million shares in 2014 and 2013)	(5,930.5)	(5,708.0)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	10,316.4	9,684.2
Noncontrolling interest	52.6	92.8
Total stockholders’ equity	10,369.0	9,777.0
Total liabilities and stockholders’ equity	$216,422.8	$208,191.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Revenues
Premiums and other considerations	$875.8	$703.0	$2,514.8	$2,134.9
Fees and other revenues	884.5	803.0	2,569.7	2,340.4
Net investment income	770.4	784.5	2,444.1	2,323.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(24.5)	(29.7)	105.0	(109.5)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(7.3)	(11.9)	18.5	(81.2)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(14.6)	(9.3)	(82.5)	8.8
Net impairment losses on available-for-sale securities	(21.9)	(21.2)	(64.0)	(72.4)
Net realized capital gains (losses)	(46.4)	(50.9)	41.0	(181.9)
Total revenues	2,484.3	2,239.6	7,569.6	6,616.9
Expenses
Benefits, claims and settlement expenses	1,113.8	1,096.2	3,609.7	3,286.4
Dividends to policyholders	44.2	48.5	134.5	144.3
Operating expenses	932.5	774.6	2,647.7	2,372.1
Total expenses	2,090.5	1,919.3	6,391.9	5,802.8
Income before income taxes	393.8	320.3	1,177.7	814.1
Income taxes	141.0	61.2	281.6	128.4
Net income	252.8	259.1	896.1	685.7
Net income attributable to noncontrolling interest	3.9	5.2	30.7	14.7
Net income attributable to Principal Financial Group, Inc.	248.9	253.9	865.4	671.0
Preferred stock dividends	8.2	8.2	24.7	24.7
Net income available to common stockholders	$240.7	$245.7	$840.7	$646.3

Earnings per common share
Basic earnings per common share	$0.78	$0.83	$2.78	$2.20

Diluted earnings per common share	$0.77	$0.82	$2.75	$2.17

Dividends declared per common share	$0.34	$0.26	$0.94	$0.72

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Net income	$252.8	$259.1	$896.1	$685.7
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(73.9)	29.3	296.6	(523.7)
Noncredit component of impairment losses on fixed maturities, available-for-sale	11.0	(2.5)	48.9	(13.1)
Net unrealized gains (losses) on derivative instruments	29.2	(25.1)	42.3	(3.4)
Foreign currency translation adjustment	(195.8)	(33.5)	(208.4)	(169.5)
Net unrecognized postretirement benefit obligation	3.6	13.8	10.7	41.4
Other comprehensive income (loss)	(225.9)	(18.0)	190.1	(668.3)
Comprehensive income	26.9	241.1	1,086.2	17.4
Comprehensive income (loss) attributable to noncontrolling interest	(2.7)	4.4	23.9	4.4
Comprehensive income attributable to Principal Financial Group, Inc.	$29.6	$236.7	$1,062.3	$13.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Accumulated
	Series A	Series B		Additional		other			Total
	preferred	preferred	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	stock	stock	capital	earnings	income (loss)	stock	interest	equity
					(in millions)
Balances at January 1, 2013	$—	$0.1	$4.5	$9,730.9	$4,862.0	$640.3	$(5,554.4)	$20.0	$9,703.4
Common stock issued	—	—	0.1	80.1	—	—	—	—	80.2
Stock-based compensation and additional related tax benefits	—	—	—	54.7	(3.4)	—	—	—	51.3
Treasury stock acquired, common	—	—	—	—	—	—	(153.4)	—	(153.4)
Dividends to common stockholders	—	—	—	—	(211.7)	—	—	—	(211.7)
Dividends to preferred stockholders	—	—	—	—	(24.7)	—	—	—	(24.7)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	115.7	115.7
Purchase of subsidiary shares from noncontrolling interest	—	—	—	1.8	—	—	—	(53.2)	(51.4)
Sale of subsidiary shares to noncontrolling interest	—	—	—	11.5	—	—	—	20.3	31.8
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(129.7)	(43.3)	—	—	(6.5)	(179.5)
Net income (excludes $9.0 million attributable to redeemable noncontrolling interest)	—	—	—	—	671.0	—	—	5.7	676.7
Other comprehensive loss (excludes $(3.3) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(658.0)	—	(7.0)	(665.0)
Balances at September 30, 2013	$—	$0.1	$4.6	$9,749.3	$5,249.9	$(17.7)	$(5,707.8)	$95.0	$9,373.4

Balances at January 1, 2014	$—	$0.1	$4.6	$9,798.9	$5,405.4	$183.2	$(5,708.0)	$92.8	$9,777.0
Common stock issued	—	—	—	69.6	—	—	—	—	69.6
Stock-based compensation and additional related tax benefits	—	—	—	62.3	(4.5)	—	—	—	57.8
Treasury stock acquired, common	—	—	—	—	—	—	(222.5)	—	(222.5)
Dividends to common stockholders	—	—	—	—	(276.7)	—	—	—	(276.7)
Dividends to preferred stockholders	—	—	—	—	(24.7)	—	—	—	(24.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(22.9)	(22.9)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7.1	7.1
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(0.4)	—	—	—	(41.5)	(41.9)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(13.5)	(19.7)	—	—	—	(33.2)
Net income (excludes $8.3 million attributable to redeemable noncontrolling interest)	—	—	—	—	865.4	—	—	22.4	887.8
Other comprehensive income (excludes $(1.5) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	196.9	—	(5.3)	191.6
Balances at September 30, 2014	$—	$0.1	$4.6	$9,916.9	$5,945.2	$380.1	$(5,930.5)	$52.6	$10,369.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2014	2013
	(in millions)
Operating activities
Net income	$896.1	$685.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	282.8	136.0
Additions to deferred acquisition costs	(291.8)	(338.5)
Accrued investment income	(13.0)	13.2
Net cash flows for trading securities	(47.8)	(40.5)
Premiums due and other receivables	85.0	(43.8)
Contractholder and policyholder liabilities and dividends	1,211.4	993.0
Current and deferred income taxes	204.3	175.6
Net realized capital (gains) losses	(41.0)	181.9
Depreciation and amortization expense	122.8	114.5
Mortgage loans held for sale, sold or repaid, net of gain	8.4	0.2
Real estate acquired through operating activities	(43.6)	(81.5)
Real estate sold through operating activities	146.1	12.2
Stock-based compensation	58.4	51.7
Other	(380.5)	(461.8)
Net adjustments	1,301.5	712.2
Net cash provided by operating activities	2,197.6	1,397.9
Investing activities
Available-for-sale securities:
Purchases	(6,596.0)	(7,012.3)
Sales	1,871.5	1,626.7
Maturities	4,499.3	5,783.2
Mortgage loans acquired or originated	(1,614.2)	(2,020.0)
Mortgage loans sold or repaid	1,319.8	1,570.8
Real estate acquired	(246.8)	(59.0)
Net purchases of property and equipment	(117.5)	(22.7)
Purchase of interests in subsidiaries, net of cash acquired	—	(1,268.3)
Net change in other investments	56.6	(31.2)
Net cash used in investing activities	(827.3)	(1,432.8)
Financing activities
Issuance of common stock	69.6	80.2
Acquisition of treasury stock	(222.5)	(153.4)
Proceeds from financing element derivatives	14.9	46.7
Payments for financing element derivatives	(41.5)	(36.9)
Excess tax benefits from share-based payment arrangements	8.6	8.6
Purchase of subsidiary shares from noncontrolling interest	(222.4)	(51.4)
Sale of subsidiary shares to noncontrolling interest	—	31.8
Dividends to common stockholders	(276.7)	(211.7)
Dividends to preferred stockholders	(24.7)	(24.7)
Issuance of long-term debt	36.5	24.1
Principal repayments of long-term debt	(100.3)	(212.2)
Net proceeds from (repayments of) short-term borrowings	(20.5)	131.6
Investment contract deposits	4,184.3	5,270.2
Investment contract withdrawals	(5,864.3)	(7,055.6)
Net decrease in banking operation deposits	(2.3)	(276.2)
Other	(10.0)	(6.3)
Net cash used in financing activities	(2,471.3)	(2,435.2)
Net decrease in cash and cash equivalents	(1,101.0)	(2,470.1)
Cash and cash equivalents at beginning of period	2,371.8	4,177.2
Cash and cash equivalents at end of period	$1,270.8	$1,707.1

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2013, included in our Form 10-K for the year ended December 31, 2013, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2013, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance about management’s responsibility to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for us December 31, 2016, and is not expected to have a material impact on our consolidated financial statements.

Also in August 2014, the FASB issued authoritative guidance related to measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity, such as a collateralized debt obligation or collateralized loan obligation. This guidance will be effective for us on January 1, 2016, and is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued authoritative guidance that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. This guidance will be effective for us on January 1, 2016, with early adoption permitted. This guidance is not expected to have a material impact on our consolidated financial statements.

Also in June 2014, the FASB issued authoritative guidance that amends current accounting and disclosures for repurchase agreements and similar transactions. This guidance will be effective for us on January 1, 2015, and is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued authoritative guidance on revenue recognition that replaces all general and most industry specific revenue guidance currently prescribed by U.S. GAAP. The core principle of the revenue standard is that an entity recognizes revenue to reflect the transfer of a promised good or service to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for that good or service. The guidance will be effective for us on January 1, 2017, and early adoption is not permitted. An entity may apply the new guidance using one of the following two methods:  (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In April 2014, the FASB issued authoritative guidance related to discontinued operations which amends the definition of a discontinued operation and requires entities to provide additional disclosures associated with discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. The guidance requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The guidance also expands the scope to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale. This guidance will be effective for us beginning January 1, 2015, and early adoption is permitted. We do not expect this guidance to have a material impact on our consolidated financial statements.

In January 2014, the FASB issued authoritative guidance to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs. This guidance will be effective for us beginning January 1, 2015, and is not expected to have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

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

At September 30, 2014 and December 31, 2013, the separate account assets include a separate account valued at $216.0 million and $223.1 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2.  Variable Interest Entities

We have relationships with and may have a variable interest in various types of special purpose entities. Following is a discussion of our interest in entities that meet the definition of a VIE. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. The primary beneficiary of a VIE is defined as the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. For VIEs that are investment companies, the primary beneficiary is the enterprise who absorbs the majority of the entity’s expected losses, receives a majority of the expected residual returns or both. On an ongoing basis, we assess whether we are the primary beneficiary of VIEs in which we have a relationship.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

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

Real Estate

During the third quarter of 2014, we re-evaluated our consolidation conclusions for certain real estate limited partnerships and limited liability companies. We determined the entities were properly consolidated in the financial statements, but should have been consolidated under the VIE model as opposed to the voting interest model. As a result, we have included the consolidation impacts of these entities within the current and prior period VIE disclosures.

We invest in several real estate limited partnerships and limited liability companies. The entities invest in real estate properties. These entities are VIEs based on the combination of our significant economic interest and related voting rights. We determined we are the primary beneficiary as a result of our power to control the entities through our significant ownership.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

		Collateralized
		private		Mandatory
	Grantor	investment		retirement
	trusts	vehicle	CMBS	savings	Real estate	Total
			(in millions)
September 30, 2014
Fixed maturities, available-for-sale	$287.2	$—	$—	$—	$—	$287.2
Fixed maturities, trading	—	100.4	—	—	—	100.4
Equity securities, trading	—	—	—	349.4	—	349.4
Real estate	—	—	—	—	276.2	276.2
Other investments	—	—	41.9	—	4.3	46.2
Cash	—	—	—	—	6.2	6.2
Accrued investment income	0.4	—	0.2	—	1.5	2.1
Separate account assets	—	—	—	35,079.9	—	35,079.9
Other assets	—	—	—	—	0.2	0.2
Total assets	$287.6	$100.4	$42.1	$35,429.3	$288.4	$36,147.8
Long-term debt	$—	$—	$—	$—	$74.9	$74.9
Deferred income taxes	1.6	—	—	—	—	1.6
Separate account liabilities	—	—	—	35,079.9	—	35,079.9
Other liabilities (1)	242.0	86.9	4.9	—	15.7	349.5
Total liabilities	$243.6	$86.9	$4.9	$35,079.9	$90.6	$35,505.9
December 31, 2013
Fixed maturities, available-for-sale	$272.0	$—	$—	$—	$—	$272.0
Fixed maturities, trading	—	110.4	—	—	—	110.4
Equity securities, trading	—	—	—	327.2	—	327.2
Real estate	—	—	—	—	266.3	266.3
Other investments	—	—	68.1	—	—	68.1
Cash	—	—	—	—	12.0	12.0
Accrued investment income	0.3	—	0.6	—	1.1	2.0
Separate account assets	—	—	—	32,824.7	—	32,824.7
Other assets	—	—	—	—	0.1	0.1
Total assets	$272.3	$110.4	$68.7	$33,151.9	$279.5	$33,882.8
Long-term debt	$—	$—	$—	$—	$47.7	$47.7
Deferred income taxes	1.5	—	—	—	—	1.5
Separate account liabilities	—	—	—	32,824.7	—	32,824.7
Other liabilities (1)	217.2	93.8	31.4	—	20.0	362.4
Total liabilities	$218.7	$93.8	$31.4	$32,824.7	$67.7	$33,236.3

(1)            Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; the collateralized private investment vehicle includes derivative liabilities and an obligation to redeem notes at maturity or termination of the trust.

We did not provide financial or other support to investees designated as VIEs for the periods ended September 30, 2014 and December 31, 2013.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements

September 30, 2014
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
September 30, 2014
Fixed maturities, available-for-sale:
Corporate	$493.4	$393.9
Residential mortgage-backed pass-through securities	2,809.0	2,714.5
Commercial mortgage-backed securities	4,012.3	3,925.8
Collateralized debt obligations	480.8	493.5
Other debt obligations	4,414.4	4,385.0
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	37.3	37.3
Commercial mortgage-backed securities	1.4	1.4
Collateralized debt obligations	38.9	38.9
Other debt obligations	0.5	0.5
Other investments:
Other limited partnership interests	154.5	154.5

December 31, 2013
Fixed maturities, available-for-sale:
Corporate	$523.4	$448.2
Residential mortgage-backed pass-through securities	2,845.2	2,799.1
Commercial mortgage-backed securities	4,026.4	4,078.0
Collateralized debt obligations	363.4	391.9
Other debt obligations	4,167.8	4,157.5
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	47.5	47.5
Commercial mortgage-backed securities	1.8	1.8
Collateralized debt obligations	59.6	59.6
Other debt obligations	1.2	1.2
Other investments:
Other limited partnership interests	123.5	123.5

(1)         Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and other investments. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading.

Sponsored Investment Funds

We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities’ net assets. As of both September 30, 2014 and December 31, 2013, these VIEs held $1.4 billion in total assets. We have no contractual obligation to contribute to the funds.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements

September 30, 2014
(Unaudited)

3.  Investments

Fixed Maturities and Equity Securities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred securities. Equity securities include mutual funds, common stock, nonredeemable preferred stock and mandatory regulatory required investments. We classify fixed maturities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 9, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments related to deferred acquisition costs (“DAC”), sales inducements, unearned revenue reserves, policyholder liabilities, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to hedged portions of available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). We have assets within the trading securities that represent mandatory regulatory required investments. Mark-to-market adjustments related to these trading securities are reflected in net investment income.

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

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated other comprehensive income (“AOCI”) and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
September 30, 2014
Fixed maturities, available-for-sale:
U.S. government and agencies	$882.2	$18.3	$8.4	$892.1	$—
Non-U.S. governments	736.7	168.9	0.9	904.7	—
States and political subdivisions	3,875.8	233.9	15.7	4,094.0	—
Corporate	29,762.3	2,414.4	156.5	32,020.2	19.4
Residential mortgage-backed pass-through securities	2,714.5	109.8	15.3	2,809.0	—
Commercial mortgage-backed securities	3,925.8	164.7	78.2	4,012.3	105.5
Collateralized debt obligations	493.5	7.0	19.7	480.8	1.2
Other debt obligations	4,385.0	55.7	26.3	4,414.4	68.8
Total fixed maturities, available-for-sale	$46,775.8	$3,172.7	$321.0	$49,627.5	$194.9
Total equity securities, available-for-sale	$126.8	$8.4	$10.4	$124.8
December 31, 2013
Fixed maturities, available-for-sale:
U.S. government and agencies	$818.2	$12.7	$50.4	$780.5	$—
Non-U.S. governments	853.2	148.8	5.2	996.8	—
States and political subdivisions	3,622.8	120.9	85.7	3,658.0	—
Corporate	30,280.6	1,958.8	320.4	31,919.0	17.1
Residential mortgage-backed pass-through securities	2,799.1	92.8	46.7	2,845.2	—
Commercial mortgage-backed securities	4,078.0	170.6	222.2	4,026.4	183.4
Collateralized debt obligations	391.9	6.0	34.5	363.4	0.7
Other debt obligations	4,157.5	51.8	41.5	4,167.8	76.3
Total fixed maturities, available-for-sale	$47,001.3	$2,562.4	$806.6	$48,757.1	$277.5
Total equity securities, available-for-sale	$113.8	$10.0	$13.3	$110.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements

September 30, 2014
(Unaudited)

(1)         Excludes $186.6 million and $148.6 million as of September 30, 2014 and December 31, 2013, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

The amortized cost and fair value of fixed maturities available-for-sale at September 30, 2014, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,886.8	$2,924.3
Due after one year through five years	12,618.5	13,221.6
Due after five years through ten years	8,167.6	8,694.8
Due after ten years	11,584.1	13,070.3
Subtotal	35,257.0	37,911.0
Mortgage-backed and other asset-backed securities	11,518.8	11,716.5
Total	$46,775.8	$49,627.5

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision and impairments of real estate held for investment. Investment gains and losses on sales of certain real estate held for sale, which do not meet the criteria for classification as a discontinued operation, and mark-to-market adjustments on trading securities that represent mandatory regulatory required investments are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$9.6	$5.8	$73.8	$27.6
Gross losses	(13.6)	(18.2)	(36.6)	(98.6)
Other-than-temporary impairment losses reclassified to (from) OCI	(14.6)	(9.3)	(82.5)	8.8
Hedging, net	(21.5)	(9.6)	(20.0)	(99.4)
Fixed maturities, trading	9.5	2.1	32.0	(4.1)
Equity securities, available-for-sale:
Gross gains	—	0.7	5.8	0.8
Gross losses	(0.3)	—	(0.3)	(0.1)
Equity securities, trading	9.1	0.1	18.7	11.6
Mortgage loans	(12.0)	(3.3)	(10.6)	(20.3)
Derivatives	(2.0)	(34.8)	1.9	(4.8)
Other	(10.6)	15.6	58.8	(3.4)
Net realized capital gains (losses)	$(46.4)	$(50.9)	$41.0	$(181.9)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $437.1 million and $413.7 million for the three months ended September 30, 2014 and 2013, and $1,744.6 million and $1,515.9 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Fixed maturities, available-for-sale	$(7.1)	$(11.9)	$13.0	$(81.1)
Equity securities, available-for-sale	(0.2)	—	5.5	(0.1)
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(7.3)	(11.9)	18.5	(81.2)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	(14.6)	(9.3)	(82.5)	8.8
Net impairment losses on available-for-sale securities	$(21.9)	$(21.2)	$(64.0)	$(72.4)

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
September 30, 2014
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Beginning balance	$(185.7)	$(301.5)	$(235.4)	$(335.2)
Credit losses for which an other-than-temporary impairment was not previously recognized	(2.2)	(4.9)	(6.1)	(11.1)
Credit losses for which an other-than-temporary impairment was previously recognized	(21.0)	(18.9)	(65.5)	(54.0)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	18.0	14.6	112.0	83.1
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	1.5	2.7	5.6	9.2
Ending balance	$(189.4)	$(308.0)	$(189.4)	$(308.0)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

	September 30, 2014
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$258.7	$1.2	$210.5	$7.2	$469.2	$8.4
Non-U.S. governments	36.0	0.6	11.6	0.3	47.6	0.9
States and political subdivisions	169.8	1.3	359.5	14.4	529.3	15.7
Corporate	2,489.2	24.9	1,459.5	131.6	3,948.7	156.5
Residential mortgage-backed pass-through securities	175.7	0.7	504.1	14.6	679.8	15.3
Commercial mortgage-backed securities	315.1	3.0	472.4	75.2	787.5	78.2
Collateralized debt obligations	147.5	1.6	82.9	18.1	230.4	19.7
Other debt obligations	867.9	3.3	486.2	23.0	1,354.1	26.3
Total fixed maturities, available-for-sale	$4,459.9	$36.6	$3,586.7	$284.4	$8,046.6	$321.0
Total equity securities, available-for-sale	$—	$—	$50.9	$10.4	$50.9	$10.4

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $7,833.3 million in available-for-sale fixed maturities with gross unrealized losses of $296.7 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 83% were investment grade (rated AAA through BBB-) with an average price of 96 (carrying value/amortized cost) at September 30, 2014. Gross unrealized losses in our fixed maturities portfolio decreased during the nine months ended September 30, 2014, due to a decrease in interest rates and spread improvements.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 591 securities with a carrying value of $4,426.0 million and unrealized losses of $36.4 million reflecting an average price of 99 at September 30, 2014. Of this portfolio, 79% was investment grade (rated AAA through BBB-) at September 30, 2014, with associated unrealized losses of $24.4 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 507 securities with a carrying value of $3,407.3 million and unrealized losses of $260.3 million. The average rating of this portfolio was A with an average price of 93 at September 30, 2014. Of the $260.3 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $75.2 million in unrealized losses with an average price of 86 and an average credit rating of A-. The remaining unrealized losses consist primarily of $108.0 million within the corporate sector at September 30, 2014. The average price of the corporate sector was 92 and the average credit rating was BBB+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at September 30, 2014.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

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

Of the total amounts, Principal Life’s consolidated portfolio represented $10,905.4 million in available-for-sale fixed maturities with gross unrealized losses of $752.5 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 87% were investment grade (rated AAA through BBB-) with an average price of 94 (carrying value/amortized cost) at December 31, 2013. Gross unrealized losses in our fixed maturities portfolio decreased slightly during the year ended December 31, 2013, due to spread improvements.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

	September 30, 2014	December 31, 2013
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$3,021.1	$2,067.4
Noncredit component of impairment losses on fixed maturities, available-for-sale	(194.9)	(277.5)
Net unrealized losses on equity securities, available-for-sale	(2.0)	(3.3)
Adjustments for assumed changes in amortization patterns	(351.1)	(265.9)
Adjustments for assumed changes in policyholder liabilities	(1,057.0)	(621.2)
Net unrealized gains on derivative instruments	130.0	56.0
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	84.6	87.1
Provision for deferred income taxes	(542.3)	(342.0)
Net unrealized gains on available-for-sale securities and derivative instruments	$1,088.4	$700.6

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

	September 30, 2014	December 31, 2013
	(in millions)

Commercial mortgage loans	$10,596.8	$10,327.7
Residential mortgage loans	1,206.1	1,275.7
Total amortized cost	11,802.9	11,603.4

Valuation allowance	(58.0)	(69.8)
Total carrying value	$11,744.9	$11,533.6

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $35.6 million and $64.8 million of residential mortgage loans during the three months ended September 30, 2014 and 2013, and $115.7 million and $135.8 million during the nine months ended September 30, 2014 and 2013, respectively. We sold $0.0 million and $0.0 million of residential mortgage loans during the three months ended September 30, 2014 and 2013, and $0.0 million and $0.0 million during the nine months ended September 30, 2014 and 2013, respectively. We purchased $0.0 million and $0.0 million of commercial mortgage loans during the three months ended September 30, 2014 and 2013, and $33.4 million and $141.1 million during the nine months ended September 30, 2014 and 2013, respectively. We sold $0.0 million and $0.0 million of commercial mortgage loans during the three months ended September 30, 2014 and 2013, and $1.1 million and $13.0 million during the nine months ended September 30, 2014 and 2013, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	September 30, 2014		December 31, 2013
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$508.6	4.8%	$528.5	5.1%
Middle Atlantic	2,798.3	26.4	2,489.0	24.1
East North Central	462.4	4.4	519.9	5.0
West North Central	253.0	2.4	302.9	2.9
South Atlantic	1,944.6	18.4	1,949.5	18.9
East South Central	199.6	1.9	192.8	1.9
West South Central	1,003.6	9.5	830.3	8.0
Mountain	755.6	7.1	747.1	7.2
Pacific	2,631.1	24.7	2,722.5	26.5
International	40.0	0.4	45.2	0.4
Total	$10,596.8	100.0%	$10,327.7	100.0%

Property type distribution
Office	$3,461.5	32.7%	$3,360.5	32.6%
Retail	2,463.0	23.2	2,668.5	25.8
Industrial	1,942.2	18.3	1,766.2	17.1
Apartments	2,065.2	19.5	1,911.2	18.5
Hotel	337.1	3.2	333.1	3.2
Mixed use/other	327.8	3.1	288.2	2.8
Total	$10,596.8	100.0%	$10,327.7	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $322.4 million and $394.9 million and first lien mortgages with an amortized cost of $883.7 million and $880.8 million as of September 30, 2014 and December 31, 2013, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

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
September 30, 2014
(Unaudited)

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	September 30, 2014
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$8,762.3	$179.2	$8,941.5
BBB+ thru BBB-	1,211.8	195.2	1,407.0
BB+ thru BB-	181.9	—	181.9
B+ and below	64.7	1.7	66.4
Total	$10,220.7	$376.1	$10,596.8

	December 31, 2013
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$8,091.9	$194.5	$8,286.4
BBB+ thru BBB-	1,463.7	250.0	1,713.7
BB+ thru BB-	155.4	0.1	155.5
B+ and below	170.1	2.0	172.1
Total	$9,881.1	$446.6	$10,327.7

Residential Credit Risk Profile Based on Performance Status

Our residential mortgage loan portfolio is monitored based on performance of the loans. Monitoring on a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. We define non-performing residential mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	September 30, 2014
	Home equity	First liens	Total
	(in millions)
Performing	$307.3	$868.1	$1,175.4
Nonperforming	15.1	15.6	30.7
Total	$322.4	$883.7	$1,206.1

	December 31, 2013
	Home equity	First liens	Total
	(in millions)
Performing	$378.3	$862.1	$1,240.4
Nonperforming	16.6	18.7	35.3
Total	$394.9	$880.8	$1,275.7

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

The amortized cost of mortgage loans on non-accrual status was as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Commercial:
Brick and mortar	$10.7	$33.2
Residential:
Home equity	15.1	16.6
First liens	9.8	11.4
Total	$35.6	$61.2

The aging of our mortgage loans, based on amortized cost, was as follows:

	September 30, 2014
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$0.9	$0.9	$10,219.8	$10,220.7	$—
Commercial-CTL	—	—	—	—	376.1	376.1	—
Residential-home equity	2.5	2.4	2.2	7.1	315.3	322.4	—
Residential-first liens	23.8	4.8	14.9	43.5	840.2	883.7	5.8
Total	$26.3	$7.2	$18.0	$51.5	$11,751.4	$11,802.9	$5.8

	December 31, 2013
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$16.7	$16.7	$9,864.4	$9,881.1	$—
Commercial-CTL	—	—	—	—	446.6	446.6	—
Residential-home equity	4.4	1.0	3.0	8.4	386.5	394.9	—
Residential-first liens	32.4	7.4	17.1	56.9	823.9	880.8	7.3
Total	$36.8	$8.4	$36.8	$82.0	$11,521.4	$11,603.4	$7.3

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
September 30, 2014
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

For our residential mortgage loan portfolio, we separate the loans into several homogeneous pools, each of which consist of loans of a similar nature including but not limited to loans similar in collateral, term and structure and loan purpose or type. We evaluate loan pools based on aggregated risk ratings, estimated specific loss potential in the different classes of credits, and historical loss experience by pool type. We adjust these quantitative factors for qualitative factors of present conditions. Qualitative factors include items such as economic and business conditions, changes in the portfolio, value of underlying collateral and concentrations. Residential mortgage loan pools exclude loans that have been restructured or impaired, as those loans are evaluated individually.

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	For the three months ended September 30, 2014
	Commercial	Residential	Total
	(in millions)
Beginning balance	$26.4	$38.5	$64.9
Provision	1.4	6.5	7.9
Charge-offs	—	(15.1)	(15.1)
Recoveries	—	0.3	0.3
Ending balance	$27.8	$30.2	$58.0

	For the nine months ended September 30, 2014
	Commercial	Residential	Total
	(in millions)
Beginning balance	$28.7	$41.1	$69.8
Provision	(0.6)	7.3	6.7
Charge-offs	(0.3)	(20.8)	(21.1)
Recoveries	—	2.7	2.7
Effect of exchange rates	—	(0.1)	(0.1)
Ending balance	$27.8	$30.2	$58.0
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$3.1	$9.4	$12.5
Collectively evaluated for impairment	24.7	20.8	45.5
Allowance ending balance	$27.8	$30.2	$58.0
Loan balance by basis of impairment method:
Individually evaluated for impairment	$9.8	$29.6	$39.4
Collectively evaluated for impairment	10,587.0	1,176.5	11,763.5
Loan ending balance	$10,596.8	$1,206.1	$11,802.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

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

	September 30, 2014
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$0.9	$2.2	$—
Residential-first liens	4.0	4.0	—
With an allowance recorded:
Commercial-brick and mortar	9.8	9.8	3.1
Residential-home equity	17.6	19.2	8.5
Residential-first liens	8.0	7.9	0.9
Total:
Commercial	$10.7	$12.0	$3.1
Residential	$29.6	$31.1	$9.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

	December 31, 2013
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$21.5	$32.7	$—
Residential-first liens	4.6	4.6	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	19.5	19.7	9.2
Residential-first liens	8.9	7.8	1.0
Total:
Commercial	$25.9	$37.1	$2.4
Residential	$33.0	$32.1	$10.2

	For the three months ended		For the nine months ended
	September 30, 2014		September 30, 2014
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$0.9	$—	$11.2	$0.1
Residential-first liens	4.1	—	4.3	—
With an allowance recorded:
Commercial-brick and mortar	7.1	0.1	7.1	0.2
Residential-home equity	18.0	0.2	18.6	0.5
Residential-first liens	8.0	—	8.5	0.1
Total:
Commercial	$8.0	$0.1	$18.3	$0.3
Residential	$30.1	$0.2	$31.4	$0.6

	For the three months ended		For the nine months ended
	September 30, 2013		September 30, 2013
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$6.4	$0.1	$16.2	$0.2
Residential-first liens	6.2	—	7.9	—
With an allowance recorded:
Commercial-brick and mortar	28.4	0.1	17.5	0.2
Residential-home equity	20.2	0.4	20.3	0.8
Residential-first liens	9.3	—	9.0	0.1
Total:
Commercial	$34.8	$0.2	$33.7	$0.4
Residential	$35.7	$0.4	$37.2	$0.9

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
September 30, 2014
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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended September 30, 2014
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	2	$5.4	1	$0.7
Residential-home equity	37	1.6	1	—
Total	39	$7.0	2	$0.7

	For the three months ended September 30, 2013
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	12	$0.8	—	$—
Residential-first liens	—	—	1	0.1
Total	12	$0.8	1	$0.1

	For the nine months ended September 30, 2014
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	4	$10.5	1	$0.7
Residential-home equity	75	2.9	3	—
Residential-first liens	1	0.1	—	—
Total	80	$13.5	4	$0.7

	For the nine months ended September 30, 2013
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	2	$0.9	—	$—
Residential-home equity	60	3.1	13	—
Residential-first liens	3	0.6	3	0.8
Total	65	$4.6	16	$0.8

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Securities Posted as Collateral

We posted $1,344.7 million in fixed maturities, available-for-sale securities at September 30, 2014, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, we posted $2,074.3 million in commercial mortgage loans and home equity mortgages as of September 30, 2014, to satisfy collateral requirements associated with our obligation under funding agreements with the FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, $170.9 million can be sold or repledged by the secured party.

Balance Sheet Offsetting

We have financial instruments that are subject to master netting agreements or similar agreements. Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		Statement of Financial Position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
September 30, 2014
Derivative assets	$558.7	$(451.0)	$(89.8)	$17.9
Reverse repurchase agreements	50.8	—	(50.8)	—
Total	$609.5	$(451.0)	$(140.6)	$17.9
December 31, 2013
Derivative assets	$664.9	$(581.5)	$(82.1)	$1.3
Reverse repurchase agreements	51.8	—	(51.8)	—
Total	$716.7	$(581.5)	$(133.9)	$1.3

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents on the consolidated statements of financial position. The above excludes $0.0 million and $0.2 million of derivative assets as of September 30, 2014 and December 31, 2013, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Statement of Financial Position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
September 30, 2014
Derivative liabilities	$789.3	$(451.0)	$(239.9)	$98.4
December 31, 2013
Derivative liabilities	$1,022.0	$(581.5)	$(362.1)	$78.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

(1)         The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $341.4 million and $226.7 million of derivative liabilities as of September 30, 2014 and December 31, 2013, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expense on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of September 30, 2014 and December 31, 2013.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

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

We posted $276.6 million and $393.1 million in cash and securities under collateral arrangements as of September 30, 2014 and December 31, 2013, respectively, to satisfy collateral requirements associated with our derivative credit support agreements and FCM agreements. These amounts include initial margin requirements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of September 30, 2014 and December 31, 2013, was $676.5 million and $1,042.9 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $276.6 million and $393.1 million as of September 30, 2014 and December 31, 2013, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2014, we would be required to post an additional $65.3 million of collateral to our counterparties.

As of September 30, 2014 and December 31, 2013, we had received $72.4 million and $32.5 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

	September 30, 2014	December 31, 2013
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$18,747.5	$20,570.8
Interest rate options	4,900.0	4,100.0
Swaptions	260.0	325.0
Interest rate futures	139.5	92.5
Foreign exchange contracts:
Currency swaps	2,034.5	2,367.5
Currency forwards	264.0	247.4
Equity contracts:
Equity options	2,967.8	2,010.4
Equity futures	422.5	273.3
Credit contracts:
Credit default swaps	1,280.6	1,153.2
Total return swaps	70.0	90.0
Futures	28.1	9.1
Other contracts:
Embedded derivative financial instruments	9,058.6	7,601.1
Total notional amounts at end of period	$40,173.1	$38,840.3

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$424.2	$435.5
Interest rate options	38.2	42.5
Swaptions	0.1	1.0
Foreign exchange contracts:
Currency swaps	93.6	200.9
Currency forwards	—	0.6
Equity contracts:
Equity options	20.4	30.0
Credit contracts:
Credit default swaps	12.5	9.5
Total return swaps	0.3	0.1
Total gross credit exposure	589.3	720.1
Less: collateral received	108.9	115.9
Net credit exposure	$480.4	$604.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$0.5	$0.1	$201.8	$285.4
Foreign exchange contracts	70.2	121.6	43.1	51.2
Total derivatives designated as hedging instruments	$70.7	$121.7	$244.9	$336.6

Derivatives not designated as hedging instruments
Interest rate contracts	$425.6	$452.2	$327.9	$489.6
Foreign exchange contracts	29.2	51.6	39.2	17.9
Equity contracts	20.4	30.0	148.1	145.0
Credit contracts	12.8	9.6	34.5	35.5
Other contracts	—	—	336.1	224.1
Total derivatives not designated as hedging instruments	488.0	543.4	885.8	912.1

Total derivative instruments	$558.7	$665.1	$1,130.7	$1,248.7

(1)  The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)  The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $94.1 million and $6.9 million as of September 30, 2014 and December 31, 2013, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $34.9 million as of September 30, 2014 and $44.9 million as of December 31, 2013. These purchased credit derivative transactions had a net asset (liability) fair value of $(0.4) million as of September 30, 2014 and $(0.5) million as of December 31, 2013. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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
September 30, 2014
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	September 30, 2014
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$1.0	$30.0	4.5
AA	99.0	1.8	99.0	3.7
A	294.5	4.4	294.5	3.5
BBB	385.0	4.6	385.0	3.9
BB	15.0	(0.4)	15.0	3.7
Total single name credit default swaps	823.5	11.4	823.5	3.7

Basket and index credit default swaps
Corporate debt
Near default (1)	100.4	(22.5)	100.4	2.5
Government/municipalities
AA	30.0	(2.3)	30.0	3.0
Structured finance
BBB	25.0	(0.3)	25.0	2.8
Total basket and index credit default swaps	155.4	(25.1)	155.4	2.6
Total credit default swap protection sold	$978.9	$(13.7)	$978.9	3.5

	December 31, 2013
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$10.0	$0.3	$10.0	4.7
AA	84.0	1.8	84.0	4.0
A	294.5	4.2	294.5	4.0
BBB	265.0	(1.2)	265.0	3.9
Total single name credit default swaps	653.5	5.1	653.5	4.0

Basket and index credit default swaps
Corporate debt
Near default (1)	110.4	(19.9)	110.4	3.2
Government/municipalities
AA	30.0	(3.5)	30.0	3.7
Structured finance
BBB	25.0	(0.9)	25.0	3.5
Total basket and index credit default swaps	165.4	(24.3)	165.4	3.4
Total credit default swap protection sold	$818.9	$(19.2)	$818.9	3.9

(1)         Includes $78.0 million and $88.0 million as of September 30, 2014 and December 31, 2013, respectively, notional of derivatives in consolidated collateralized private investment vehicle VIEs where the credit risk is borne by third-party investors.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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

	September 30, 2014
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
A	$23.8	$23.8	2.3
Total corporate debt	23.8	23.8	2.3

Structured finance
A	49.8	49.8	2.1
BB	5.8	5.8	2.7
CCC	9.4	9.4	4.3
Total structured finance	65.0	65.0	2.5
Total fixed maturities with credit derivatives	$88.8	$88.8	2.4

	December 31, 2013
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
BBB	$23.4	$23.4	3.0
Total corporate debt	23.4	23.4	3.0

Structured finance
A	18.1	16.7	4.8
BB	5.5	5.5	3.3
B	4.1	4.1	3.1
CCC	23.5	23.5	4.8
Total structured finance	51.2	49.8	4.5
Total fixed maturities with credit derivatives	$74.6	$73.2	4.0

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
September 30, 2014
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

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended September 30, (1)		Hedged items in fair value	September 30, (1)
relationships	2014	2013	hedging relationships	2014	2013
	(in millions)			(in millions)
Interest rate contracts	$18.5	$14.6	Fixed maturities, available- for-sale	$(18.3)	$(14.1)
Interest rate contracts	(2.4)	1.2	Investment-type insurance contracts	2.4	(1.5)
Foreign exchange contracts	3.0	(1.1)	Fixed maturities, available- for-sale	(3.1)	1.2
Foreign exchange contracts	—	35.0	Investment-type insurance contracts	—	(34.9)
Total	$19.1	$49.7	Total	$(19.0)	$(49.3)

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the nine months			for the nine months
Derivatives in fair value hedging	ended September 30, (1)		Hedged items in fair value	ended September 30, (1)
relationships	2014	2013	hedging relationships	2014	2013
	(in millions)			(in millions)
Interest rate contracts	$27.2	$110.9	Fixed maturities, available- for-sale	$(28.4)	$(105.4)
Interest rate contracts	0.2	1.2	Investment-type insurance contracts	(0.1)	(1.5)
Foreign exchange contracts	3.8	0.2	Fixed maturities, available- for-sale	(3.8)	—
Foreign exchange contracts	0.2	(39.1)	Investment-type insurance contracts	(0.2)	38.7
Total	$31.4	$73.2	Total	$(32.5)	$(68.2)

(1)         The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the three		Amount of gain (loss) for the
	months ended September 30,		nine months ended September 30,
Hedged item	2014	2013	2014	2013
	(in millions)
Fixed maturities, available-for-sale (1)	$(22.2)	$(30.9)	$(71.5)	$(92.1)
Investment-type insurance contracts (2)	1.0	9.9	3.4	29.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 5.7 years. At September 30, 2014, we had $63.2 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. We reclassified $0.0 million and $0.2 million from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the nine months ended September 30, 2014 and 2013, respectively.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		September 30,		into net income	September 30,
relationships	Related hedged item	2014	2013	(effective portion)	2014	2013
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$8.8	$(10.2)	Net investment income	$3.5	$3.0

Interest rate contracts	Investment-type insurance contracts	0.2	0.6	Benefits, claims and settlement expenses	—	—

Interest rate contracts	Debt	—	—	Operating expense	(1.9)	(1.7)

Foreign exchange contracts	Fixed maturities, available-for-sale	44.6	(44.7)	Net realized capital gains (losses)	0.2	(3.2)

Foreign exchange contracts	Investment-type insurance contracts	1.3	2.8	Benefits, claims and settlement expenses	—	—
Total		$54.9	$(51.5)	Total	$1.8	$(1.9)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the nine months ended		reclassified from AOCI	for the nine months ended
flow hedging		September 30,		into net income	September 30,
relationships	Related hedged item	2014	2013	(effective portion)	2014	2013
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$10.8	$(51.4)	Net investment income	$10.1	$8.6
Interest rate contracts	Investment-type insurance contracts	2.6	1.7	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(5.5)	(4.9)
Foreign exchange contracts	Fixed maturities, available-for-sale	44.4	(3.1)	Net realized capital losses	(10.9)	(5.3)
Foreign exchange contracts	Investment-type insurance contracts	9.8	2.2	Benefits, claims and settlement expenses	—	—
Total		$67.6	$(50.6)	Total	$(6.3)	$(1.6)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the		Amount of gain (loss) for the
	three months ended September 30,		nine months ended September 30,
Hedged item	2014	2013	2014	2013
	(in millions)
Fixed maturities, available-for-sale (1)	$1.1	$1.9	$3.9	$6.2
Investment-type insurance contracts (2)	(2.6)	(2.7)	(8.4)	(8.2)

(1)   Reported in net investment income on the consolidated statements of operations.

(2)   Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain (loss) resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.1 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively. The net gain (loss) resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.0 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively.

We expect to reclassify net gains of $1.7 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended September 30,		nine months ended September 30,
Derivatives not designated as hedging instruments	2014	2013	2014	2013
	(in millions)
Interest rate contracts	$38.3	$(20.0)	$134.7	$(112.1)
Foreign exchange contracts	(43.7)	14.9	(56.6)	3.1
Equity contracts	37.7	(49.0)	0.1	(120.5)
Credit contracts	(21.7)	10.4	(10.8)	32.8
Other contracts	(62.0)	18.4	(108.5)	117.9
Total	$(51.4)	$(25.3)	$(41.1)	$(78.8)

5.  Income Taxes

The effective income tax rate for the three months ended September 30, 2014, was higher than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile, partially offset by income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions.

The effective income tax rate for the three months ended September 30, 2013, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions.

The effective income tax rate for the nine months ended September 30, 2014, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and tax credits, partially offset by an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile.

The effective income tax rate for the nine months ended September 30, 2013, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions.

Tax legislation was signed into law in Chile on September 26, 2014, increasing the tax rate over multiple years. Our net deferred tax liabilities increased $58.1 million as a result of this legislative enactment.

We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations (“CFCs”) for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs (“Subpart F income”) even if the income is not currently distributed. Temporary exceptions (the “active financing” and “look through” exceptions) were applicable for tax years beginning before January 1, 2014 to avoid the current recognition of Subpart F income derived in either the active conduct of a banking, financing, insurance or similar business or for certain payments between related corporations in different foreign jurisdictions. The U.S. Congress and the President have yet to enact extenders legislation as of September 30, 2014. Therefore, current tax expense has increased by an immaterial amount associated with the U.S. recognition of Subpart F income from our foreign operations. We will reverse any tax expense subject to the active financing and look through exceptions during the 2014 quarter extenders legislation is enacted, assuming the legislation is retroactive to January 1, 2014.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Unrecognized Tax Benefits

A summary of the changes in unrecognized tax benefits follows:

	For the nine months ended	For the year ended
	September 30, 2014	December 31, 2013
	(in millions)
Balance at beginning of period	$108.9	$119.5
Additions based on tax positions related to the current year	9.4	10.5
Additions for tax positions of prior years	64.4	10.9
Reductions for tax positions related to the current year	(6.3)	(3.3)
Reductions for tax positions of prior years	—	(28.7)
Balance at end of period (1)	$176.4	$108.9

(1)  Of this amount, $61.6 million, if recognized, would reduce the 2014 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses.

As of September 30, 2014 and December 31, 2013, we had recognized $100.0 million and $37.0 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively.

6.  Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Service cost	$13.5	$14.3	$0.4	$0.3
Interest cost	29.2	25.9	1.7	1.4
Expected return on plan assets	(33.0)	(31.8)	(8.2)	(7.2)
Amortization of prior service benefit	(1.0)	(2.1)	(5.0)	(6.5)
Recognized net actuarial (gain) loss	12.5	29.5	(1.0)	0.3
Net periodic benefit cost (income)	$21.2	$35.8	$(12.1)	$(11.7)

			Other postretirement
	Pension benefits		benefits
	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Service cost	$40.5	$42.9	$1.1	$0.9
Interest cost	87.8	77.7	5.0	4.2
Expected return on plan assets	(99.0)	(95.6)	(24.5)	(21.6)
Amortization of prior service benefit	(3.4)	(6.3)	(15.2)	(19.5)
Recognized net actuarial (gain) loss	37.8	88.6	(2.7)	0.9
Net periodic benefit cost (income)	$63.7	$107.3	$(36.3)	$(35.1)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2014 will be zero so we will not be required to fund our qualified pension plan during 2014. However, it is possible that we may fund the qualified and nonqualified pension plans in 2014 for a combined total of $125.0 million to $150.0 million. During the three and nine months ended September 30, 2014, we contributed $40.3 million and $97.8 million to these plans, respectively.

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

On August 29, 2013, American Chemicals & Equipment, Inc. 401(k) Retirement Plan (“ACE”) filed a lawsuit in the United States District Court for the Northern District of Alabama against Principal Management Corporation and Principal Global Investors, LLC (the “ACE Defendants”). The lawsuit alleges the ACE Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging excessive fees on certain of the LifeTime series target date funds. On January 24, 2014, the court granted the motion filed by the ACE Defendants to transfer the case to the Southern District of Iowa. The ACE Defendants continue to aggressively defend the lawsuit.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

In 2008, Principal Life received approximately $440.0 million in connection with the termination of certain structured transactions and the resulting prepayment of Principal Life’s investment in those transactions. The transactions involved Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc. (collectively, “Lehman”) in various capacities. Subsequent to Lehman’s 2008 bankruptcy filing, its bankruptcy estate initiated several lawsuits seeking to recover from numerous sources significant amounts to which it claims entitlement under various theories. We are one of a large group of defendants to this action, and believe that we have meritorious defenses to Lehman’s claims and intend to aggressively defend against them. The estate’s claim against Principal Life, including interest (which we also dispute), was approximately $532.0 million.

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of September 30, 2014, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at September 30, 2014.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. These agreements generally expire through 2019. The maximum exposure under these agreements as of September 30, 2014, was approximately $254.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

8.  Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A	Series B	Common
	preferred stock	preferred stock	stock
	(in millions)

Outstanding shares at January 1, 2013	3.0	10.0	293.8
Shares issued	—	—	4.5
Treasury stock acquired	—	—	(4.4)
Outstanding shares at September 30, 2013	3.0	10.0	293.9

Outstanding shares at January 1, 2014	3.0	10.0	295.2
Shares issued	—	—	3.1
Treasury stock acquired	—	—	(4.7)
Outstanding shares at September 30, 2014	3.0	10.0	293.6

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended			For the nine months ended
	September 30, 2014			September 30, 2014
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)

Net unrealized gains (losses) on available-for-sale securities during the period	$(301.8)	$103.8	$(198.0)	$1,009.9	$(340.7)	$669.2
Reclassification adjustment for (gains) losses included in net income (1)	4.3	(1.4)	2.9	(57.4)	18.8	(38.6)
Adjustments for assumed changes in amortization patterns	28.2	(9.8)	18.4	(71.0)	24.9	(46.1)
Adjustments for assumed changes in policyholder liabilities	149.8	(47.0)	102.8	(434.7)	146.8	(287.9)
Net unrealized gains (losses) on available-for-sale securities	(119.5)	45.6	(73.9)	446.8	(150.2)	296.6

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	14.7	(5.0)	9.7	82.6	(29.3)	53.3
Adjustments for assumed changes in amortization patterns	3.1	(1.2)	1.9	(5.3)	1.9	(3.4)
Adjustments for assumed changes in policyholder liabilities	(0.9)	0.3	(0.6)	(1.5)	0.5	(1.0)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	16.9	(5.9)	11.0	75.8	(26.9)	48.9

Net unrealized gains on derivative instruments during the period	48.4	(17.0)	31.4	67.7	(23.8)	43.9
Reclassification adjustment for (gains) losses included in net income (3)	(1.8)	0.6	(1.2)	6.3	(2.4)	3.9
Adjustments for assumed changes in amortization patterns	(8.4)	2.9	(5.5)	(8.9)	3.1	(5.8)
Adjustments for assumed changes in policyholder liabilities	6.9	(2.4)	4.5	0.4	(0.1)	0.3
Net unrealized gains on derivative instruments	45.1	(15.9)	29.2	65.5	(23.2)	42.3

Foreign currency translation adjustment	(210.3)	14.5	(195.8)	(231.2)	22.8	(208.4)

Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	5.5	(1.9)	3.6	16.5	(5.8)	10.7
Net unrecognized postretirement benefit obligation	5.5	(1.9)	3.6	16.5	(5.8)	10.7

Other comprehensive income (loss)	$(262.3)	$36.4	$(225.9)	$373.4	$(183.3)	$190.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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
September 30, 2014
(Unaudited)

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

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains (losses) on	currency	postretirement	other
	available-for-sale	on fixed maturities	derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income (loss)
	(in millions)

Balances at January 1, 2013	$1,418.3	$(173.9)	$(8.7)	$(106.9)	$(488.5)	$640.3
Other comprehensive loss during the period, net of adjustments	(567.8)	(13.1)	(4.2)	(159.2)	—	(744.3)
Amounts reclassified from AOCI	44.1	—	0.8	—	41.4	86.3
Other comprehensive loss	(523.7)	(13.1)	(3.4)	(159.2)	41.4	(658.0)
Balances at September 30, 2013	$894.6	$(187.0)	$(12.1)	$(266.1)	$(447.1)	$(17.7)

Balances at January 1, 2014	$878.1	$(167.0)	$(10.5)	$(361.5)	$(155.9)	$183.2
Other comprehensive income during the period, net of adjustments	335.2	—	38.4	(201.6)	—	172.0
Amounts reclassified from AOCI	(38.6)	48.9	3.9	—	10.7	24.9
Other comprehensive income	296.6	48.9	42.3	(201.6)	10.7	196.9
Balances at September 30, 2014	$1,174.7	$(118.1)	$31.8	$(563.1)	$(145.2)	$380.1

Noncontrolling Interest

Interests held by unaffiliated parties in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling partners’ share of the underlying net assets of our consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the consolidated statements of financial position.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance at January 1, 2013	$60.4
Net income attributable to redeemable noncontrolling interest	9.0
Reclassification from stockholders’ equity (1)	173.9
Redeemable noncontrolling interest assumed related to acquisition	1.2
Distributions to redeemable noncontrolling interest	(9.9)
Purchase of subsidiary shares from redeemable noncontrolling interest	(2.4)
Change in redemption value of redeemable noncontrolling interest	5.6
Foreign currency translation adjustment	(3.3)
Balance at September 30, 2013	$234.5

Balance at January 1, 2014	$247.2
Net income attributable to redeemable noncontrolling interest	8.3
Contributions from redeemable noncontrolling interest	0.1
Distributions to redeemable noncontrolling interest	(14.4)
Purchase of subsidiary shares from redeemable noncontrolling interest (2)	(216.8)
Change in redemption value of redeemable noncontrolling interest	33.2
Foreign currency translation adjustment	(1.5)
Balance at September 30, 2014	$56.1

(1)         During the third quarter of 2013, we identified a classification error of certain of our noncontrolling interests. The classification error had no impact on net income, but did impact earnings per share to the extent the redemption value of the redeemable noncontrolling interest exceeds the fair value. We evaluated the classification error and related earnings per share impact based on qualitative and quantitative factors in accordance with SEC Staff Accounting Bulletins 99 and 108 and concluded the impact was not material in the current or any prior quarterly or annual periods presented. During the third quarter of 2013, we recorded a $173.9 million increase to redeemable noncontrolling interest and a corresponding decrease to stockholders’ equity. See related discussion in Note 12, Earnings Per Share.

(2)  The decrease during the third quarter of 2014 was primarily due to an increased ownership stake in Columbus Circle Investors.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of September 30, 2014, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

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

Equity Securities

Equity securities include mutual funds, common stock, nonredeemable preferred stock and mandatory regulatory required investments. Fair values of equity securities are determined using quoted prices in active markets for identical assets when available, which are reflected in Level 1. When quoted prices are not available, we may utilize internal valuation methodologies appropriate for the specific asset that use observable inputs such as underlying share prices or the net asset value (“NAV”), which are reflected in Level 2. Fair values might also be determined using broker quotes or through the use of internal models or analysis that incorporate significant assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such securities, which are reflected in Level 3.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

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
September 30, 2014
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

	As of September 30, 2014
	Assets/
	(liabilities)
	measured at	Fair value hierarchy level
	fair value	Level 1	Level 2	Level 3
	(in millions)

Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$892.1	$519.0	$373.1	$—
Non-U.S. governments	904.7	—	863.4	41.3
States and political subdivisions	4,094.0	—	4,092.3	1.7
Corporate	32,020.2	40.3	31,757.7	222.2
Residential mortgage-backed securities	2,809.0	—	2,809.0	—
Commercial mortgage-backed securities	4,012.3	—	4,006.9	5.4
Collateralized debt obligations	480.8	—	419.2	61.6
Other debt obligations	4,414.4	—	4,368.7	45.7
Total fixed maturities, available-for-sale	49,627.5	559.3	48,690.3	377.9
Fixed maturities, trading	609.4	4.9	465.2	139.3
Equity securities, available-for-sale	124.8	40.3	67.1	17.4
Equity securities, trading	807.6	102.5	705.1	—
Derivative assets (1)	558.7	—	501.0	57.7
Other investments (2)	420.6	3.3	293.0	124.3
Cash equivalents (3)	473.2	—	473.2	—
Sub-total excluding separate account assets	52,621.8	710.3	51,194.9	716.6

Separate account assets	138,296.7	71,356.3	61,163.0	5,777.4
Total assets	$190,918.5	$72,066.6	$112,357.9	$6,494.0

Liabilities
Investment-type insurance contracts (4)	$(94.1)	$—	$—	$(94.1)
Derivative liabilities (1)	(794.6)	—	(756.8)	(37.8)
Other liabilities (4)	(307.8)	—	(246.8)	(61.0)
Total liabilities	$(1,196.5)	$—	$(1,003.6)	$(192.9)

Net assets	$189,722.0	$72,066.6	$111,354.3	$6,301.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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
September 30, 2014
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended September 30, 2014							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	June 30,	net income	comprehensive	settlements	into	out of	September 30,	positions still
	2014	(1)	income	(4)	Level 3	Level 3	2014	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$39.6	$—	$(0.2)	$1.9	$—	$—	$41.3	$—
States and political subdivisions	1.7	—	—	—	—	—	1.7	—
Corporate	170.0	(1.4)	(2.8)	40.7	15.7	—	222.2	(1.4)
Commercial mortgage-backed securities	6.7	(1.0)	0.2	0.2	0.7	(1.4)	5.4	(0.9)
Collateralized debt obligations	68.5	—	0.1	9.5	—	(16.5)	61.6	—
Other debt obligations	47.1	—	—	(1.4)	—	—	45.7	—
Total fixed maturities, available-for-sale	333.6	(2.4)	(2.7)	50.9	16.4	(17.9)	377.9	(2.3)
Fixed maturities, trading	159.6	3.7	—	(24.0)	—	—	139.3	0.2
Equity securities, available-for-sale	17.5	(0.3)	0.2	—	—	—	17.4	(0.3)
Derivative assets	62.3	(14.4)	—	9.8	—	—	57.7	(14.3)
Other investments	134.6	3.8	—	(14.1)	—	—	124.3	3.8
Separate account assets (2)	5,533.6	167.0	(0.3)	79.0	2.3	(4.2)	5,777.4	163.7

Liabilities
Investment-type insurance contracts	(37.6)	(62.8)	—	6.3	—	—	(94.1)	(56.1)
Derivative liabilities	(24.7)	(13.3)	(0.6)	0.8	—	—	(37.8)	(14.5)
Other liabilities (3)	(79.9)	9.9	—	9.0	—	—	(61.0)	9.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

	For the nine months ended September 30, 2014							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	September 30,	positions still
	2013	(1)	income	(4)	Level 3	Level 3	2014	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$47.5	$(0.1)	$(0.2)	$(5.9)	$—	$—	$41.3	$(0.1)
States and political subdivisions	1.8	—	—	(0.1)	—	—	1.7	—
Corporate	164.0	(1.6)	(1.7)	21.0	46.6	(6.1)	222.2	(1.5)
Commercial mortgage-backed securities	1.6	(1.6)	1.3	(0.2)	6.8	(2.5)	5.4	(1.5)
Collateralized debt obligations	37.8	—	1.4	46.4	—	(24.0)	61.6	—
Other debt obligations	84.1	—	1.1	(9.8)	—	(29.7)	45.7	—
Total fixed maturities, available-for-sale	336.8	(3.3)	1.9	51.4	53.4	(62.3)	377.9	(3.1)
Fixed maturities, trading	169.9	9.5	—	(40.1)	—	—	139.3	0.8
Equity securities, available-for-sale	16.9	(0.3)	0.6	—	0.2	—	17.4	(0.3)
Derivative assets	74.2	(26.4)	—	9.9	—	—	57.7	(26.4)
Other investments	142.9	6.6	—	(25.2)	—	—	124.3	6.6
Separate account assets (2)	5,265.2	358.4	(0.2)	161.3	4.4	(11.7)	5,777.4	359.9

Liabilities
Investment-type insurance contracts	(6.9)	(109.9)	—	22.7	—	—	(94.1)	(109.9)
Derivative liabilities	(39.6)	0.5	0.7	0.6	—	—	(37.8)	(3.7)
Other liabilities (3)	(73.9)	3.9	—	9.0	—	—	(61.0)	4.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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

(4)        Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

	For the three months ended September 30, 2014
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$2.2	$—	$—	$(0.3)	$1.9
Corporate	46.5	(5.5)	—	(0.3)	40.7
Commercial mortgage-backed securities	—	—	—	0.2	0.2
Collateralized debt obligations	9.7	—	—	(0.2)	9.5
Other debt obligations	—	—	—	(1.4)	(1.4)
Total fixed maturities, available-for-sale	58.4	(5.5)	—	(2.0)	50.9
Fixed maturities, trading	—	(10.0)	—	(14.0)	(24.0)
Derivative assets	9.8	—	—	—	9.8
Other investments	—	—	—	(14.1)	(14.1)
Separate account assets (5)	228.5	(127.3)	(196.5)	174.3	79.0

Liabilities
Investment-type insurance contracts	—	—	4.2	2.1	6.3
Derivative liabilities	(0.6)	1.4	—	—	0.8
Other liabilities	—	9.0	—	—	9.0

	For the three months ended September 30, 2013
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$3.7	$—	$—	$(0.3)	$3.4
Corporate	18.2	(0.7)	—	(0.4)	17.1
Other debt obligations	15.0	—	—	(1.4)	13.6
Total fixed maturities, available-for-sale	36.9	(0.7)	—	(2.1)	34.1
Fixed maturities, trading	—	—	—	0.1	0.1
Derivative assets	—	(0.4)	—	—	(0.4)
Other investments	25.7	—	—	(3.5)	22.2
Separate account assets (5)	33.6	(54.7)	(1.4)	(11.2)	(33.7)

Liabilities
Investment-type insurance contracts	—	—	5.4	1.9	7.3
Derivative liabilities	—	5.6	—	—	5.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

	For the nine months ended September 30, 2014
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. government	$5.8	$(10.8)	$—	$(0.9)	$(5.9)
States and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	64.5	(39.2)	—	(4.3)	21.0
Commercial mortgage-backed securities	—	—	—	(0.2)	(0.2)
Collateralized debt obligations	61.3	—	—	(14.9)	46.4
Other debt obligations	—	—	—	(9.8)	(9.8)
Total fixed maturities, available-for-sale	131.6	(50.0)	—	(30.2)	51.4
Fixed maturities, trading	—	(10.0)	—	(30.1)	(40.1)
Derivative assets	9.9	—	—	—	9.9
Other investments	0.2	—	—	(25.4)	(25.2)
Separate account assets (5)	467.2	(257.5)	(290.1)	241.7	161.3

Liabilities
Investment-type insurance contracts	—	—	18.7	4.0	22.7
Derivative liabilities	(0.8)	1.4	—	—	0.6
Other liabilities	—	9.0	—	—	9.0

	For the nine months ended September 30, 2013
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. government	$9.2	$(3.9)	$—	$(0.9)	$4.4
State and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	29.6	(32.4)	—	(22.5)	(25.3)
Collateralized debt obligations	17.0	(47.4)	—	(25.6)	(56.0)
Other debt obligations	15.0	—	—	(2.3)	12.7
Total fixed maturities, available-for-sale	70.8	(83.7)	—	(51.4)	(64.3)
Fixed maturities, trading	—	—	—	0.1	0.1
Derivative assets	7.2	(3.5)	—	—	3.7
Other investments	28.3	—	—	(8.8)	19.5
Separate account assets (5)	143.2	(223.4)	(7.6)	(20.3)	(108.1)

Liabilities
Investment-type insurance contracts	—	—	5.6	4.4	10.0
Derivative liabilities	(3.1)	11.5	—	—	8.4

(5)         Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels are summarized below.

	For the three months ended September 30, 2014
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$15.7	$—	$—
Commercial mortgage-backed securities	—	—	—	0.7	—	1.4
Collateralized debt obligations	—	—	—	—	—	16.5
Total fixed maturities, available-for-sale	—	—	—	16.4	—	17.9
Separate account assets	2.1	—	17.5	2.3	—	4.2

	For the three months ended September 30, 2013
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$4.7	$—	$29.5
Collateralized debt obligations	—	—	—	—	—	2.6
Other debt obligations	—	—	—	15.0	—	—
Total fixed maturities, available-for-sale	—	—	—	19.7	—	32.1
Separate account assets	7.1	—	6.9	4.9	—	6.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

	For the nine months ended September 30, 2014
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$46.6	$—	$6.1
Commercial mortgage-backed securities	—	—	—	6.8	—	2.5
Collateralized debt obligations	—	—	—	—	—	24.0
Other debt obligations	—	—	—	—	—	29.7
Total fixed maturities, available-for-sale	—	—	—	53.4	—	62.3
Equity securities, available-for- sale	—	—	—	0.2	—	—
Separate account assets	17.5	—	71.3	4.4	—	11.7

	For the nine months ended September 30, 2013
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$105.3	$—	$79.6
Collateralized debt obligations	—	—	—	31.7	—	24.8
Other debt obligations	—	—	—	17.2	—	—
Total fixed maturities, available-for-sale	—	—	—	154.2	—	104.4
Separate account assets	250.9	0.1	11.7	12.6	—	6.5

Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

In 2013, we had significant transfers of separate account assets between Level 1 and Level 2, primarily related to foreign equity securities. When these securities are valued at the local close price of the exchange where the assets traded, they are reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices and the fair value is reflected in Level 2.

Assets transferred into Level 3 during the three and nine months ended September 30, 2014 and 2013, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three and nine months ended September 30, 2014 and 2013, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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

	As of September 30, 2014
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$10.7	Discounted cash flow	Discount rate (1)	2.0%	2.0%
			Illiquidity premium	50 basis points (“bps”)	50bps
Corporate	71.7	Discounted cash flow	Discount rate (1)	1.8%-7.5%	4.2%
			Comparability adjustment	0bps-4bps	0bps
			Illiquidity premium	0bps-50bps	16bps
Commercial mortgage-backed securities	5.0	Discounted cash flow	Discount rate (1)	4.0%-17.6%	17.6%
Collateralized debt obligations	9.7	Discounted cash flow	Discount rate (1)	2.6%	2.6%
Other debt obligations	31.2	Discounted cash flow	Discount rate (1)	1.4%-5.0%	2.3%
			Illiquidity premium	50bps-1,000bps	283bps
Fixed maturities, trading	15.1	Discounted cash flow	Discount rate (1)	1.7%-124.1%	3.3%
			Illiquidity premium	200bps-1,400bps	450bps
	100.4	See note (2)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

	As of September 30, 2014
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Other investments	41.9	Discounted cash flow - commercial mortgage loans of consolidated VIEs	Discount rate (1)	4.2%	4.2%
			Illiquidity premium	70bps	70bps
	82.4	Discounted cash flow - equity method real estate investments	Discount rate (1)	7.5%-8.1%	7.8%
			Terminal capitalization rate	5.5%-6.8%	6.1%
			Average market rent growth rate	3.4%-3.9%	3.6%
		Discounted cash flow - equity method real estate investment - debt	Loan to value	37.9%-60.3%	49.1%
			Credit spread rate	1.8%-2.0%	1.9%
Separate account assets	5,605.6	Discounted cash flow - mortgage loans	Discount rate (1)	1.0%-6.1%	3.1%
			Illiquidity premium	0bps-60bps	7bps
			Credit spread rate	62bps-556bps	203bps
		Discounted cash flow - real estate	Discount rate (1)	6.0%-22.8%	7.5%
			Terminal capitalization rate	4.5%-9.5%	6.4%
			Average market rent growth rate	1.4%-5.0%	3.1%
		Discounted cash flow - real estate debt	Loan to value	8.5%-65.3%	47.8%
			Credit spread rate	1.1%-4.7%	2.4%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

As of September 30, 2014
Assets /
(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
(in millions)
Liabilities
Investment-type insurance contracts	(94.1)	Discounted cash flow	Long duration interest rate	3.1%-3.2% (3)
			Long-term equity market volatility	14.9%-38.4%
			Non-performance risk	0.1%-1.2%
			Utilization rate	See note (4)
			Lapse rate	0.5%-14.6%
			Mortality rate	See note (5)
Derivative liabilities	(11.9)	See note (2)
Other liabilities	(61.0)	See note (2)

	As of December 31, 2013
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$11.7	Discounted cash flow	Discount rate (1)	2.0%	2.0%
			Illiquidity premium	50 bps	50bps
Corporate	70.1	Discounted cash flow	Discount rate (1)	1.9%-7.7%	4.4%
			Illiquidity premium	0bps-25bps	15bps
			Earnings before interest, taxes, depreciation and amortization multiple	0x-4.5x	0.2x
			Comparability adjustment	0bps - 125bps	43bps
			Probability of default	0%-100%	5.4%
			Potential loss severity	0%-16%	0.9%
Commercial mortgage-backed securities	1.6	Discounted cash flow	Discount rate (1)	1.5%-4.5%	1.5%
Collateralized debt obligations	13.6	Discounted cash flow	Discount rate (1)	1.5%	1.5%
			Illiquidity premium	400bps	400bps

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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
September 30, 2014
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
September 30, 2014
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the nine months ended September 30, 2014, certain mortgage loans had been marked to fair value of $63.8 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $9.7 million and $9.1 million for the three and nine months ended September 30, 2014, respectively, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs. The fair value of the underlying collateral is determined based on a discounted cash flow valuation either from an external broker opinion of value or an internal model. Significant inputs used in the internal model discounted cash flow calculation include: a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the mortgage loans marked to fair value during the nine months ended September 30, 2014, were:

Discount rate = 8.8% - 11.0%

Terminal capitalization rate = 7.3% - 9.0%

Average market rent growth = 2.5% - 10.9%

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

Discount rate = 8.0% - 20.0%

Terminal capitalization rate = 7.5% - 10.5%

Average market rent growth = 1.0% - 10.9%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

During the nine months ended September 30, 2013, certain mortgage servicing rights had been written down to fair value of $7.6 million. The net impact of impairments and improvements in estimated fair value of previously impaired mortgage servicing rights resulted in a net gain of zero and $1.3 million for the three and nine months ended September 30, 2013, that was recorded in operating expenses. These mortgage servicing rights are a Level 3 fair value measurement, as fair value is determined by calculating the present value of the future servicing cash flows from the underlying mortgage loans. The discount rate used in calculating the present value of the future servicing cash flows was 3.9% for the nine months ended September 30, 2013.

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

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $41.8 million and $38.5 million as of September 30, 2014, and $68.1 million and $64.0 million as of December 31, 2013, respectively. The change in fair value of the loans resulted in a $0.2 million and $0.5 million pre-tax loss for the three months ended September 30, 2014 and 2013, respectively, and a $(0.8) million and $1.1 million pre-tax gain (loss) for the nine months ended September 30, 2014 and 2013, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $3.2 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively, and $5.4 million and $4.3 million for the nine months ended September 30, 2014 and 2013, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $65.8 million and $138.9 million as of September 30, 2014, and $104.9 million and $174.4 million as of December 31, 2013, respectively. For the three months ended September 30, 2014 and 2013, the change in fair value of the obligations resulted in a pre-tax gain (loss) of $10.4 million and $(7.2) million, which includes a pre-tax gain (loss) of $8.9 million and $(7.6) million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. For the nine months ended September 30, 2014 and 2013, the change in fair value of the obligations resulted in a pre-tax gain (loss) of $4.7 million and $(26.3) million, which includes a pre-tax gain (loss) of $2.9 million and $(27.5) million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $2.7 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $3.8 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively.

We invest in real estate ventures for the purpose of earning investment returns and for capital appreciation. We elected the fair value option for certain ventures that are subject to the equity method of accounting because the nature of the investments are to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties. These investments are reported with other investments in the consolidated statements of financial position. The changes in fair value are reported in net investment income on the consolidated statements of operations. The fair value of the equity method investments for which the fair value option has been elected was $82.4 million and $74.8 million as of September 30, 2014 and December 31, 2013, respectively. The change in fair value of the investments resulted in a $4.0 million and $2.3 million pre-tax gain for the three months ended September 30, 2014 and 2013, respectively, and $7.6 million and $6.1 million pre-tax gain for the nine months ended September 30, 2014 and 2013, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	September 30, 2014
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,744.9	$12,233.7	$—	$—	$12,233.7
Policy loans	837.7	1,031.8	—	—	1,031.8
Other investments	195.0	195.5	—	164.6	30.9
Cash and cash equivalents	797.6	797.6	797.6	—	—
Investments-type insurance contracts	(28,371.8)	(28,494.4)	—	(5,282.5)	(23,211.9)
Short-term debt	(126.3)	(126.3)	—	(126.3)	—
Long-term debt	(2,529.2)	(2,756.7)	—	(2,676.3)	(80.3)
Separate account liabilities	(127,104.9)	(125,755.0)	—	—	(125,755.0)
Bank deposits	(1,946.7)	(1,953.1)	(1,294.1)	(659.0)	—
Cash collateral payable	(79.6)	(79.6)	(79.6)	—	—

	December 31, 2013
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,533.6	$11,773.5	$—	$—	$11,773.5
Policy loans	859.7	963.3	—	—	963.3
Other investments	174.0	174.7	—	140.9	33.8
Cash and cash equivalents	912.8	912.8	912.8	—	—
Investments-type insurance contracts	(29,909.6)	(30,093.1)	—	(5,902.2)	(24,190.9)
Short-term debt	(150.6)	(150.6)	—	(150.6)	—
Long-term debt	(2,601.4)	(2,692.1)	—	(2,639.0)	(53.1)
Separate account liabilities	(119,500.7)	(118,059.7)	—	—	(118,059.7)
Bank deposits	(1,949.0)	(1,951.1)	(1,252.2)	(698.9)	—
Cash collateral payable	(32.5)	(32.5)	(32.5)	—	—

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
September 30, 2014
(Unaudited)

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
September 30, 2014
(Unaudited)

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

10.  Segment Information

We provide financial products and services through the following segments: Retirement and Investor Services, Principal Global Investors, Principal International and U.S. Insurance Solutions. In addition, we have a Corporate segment. The segments are managed and reported separately because they provide different products and services, have different strategies or have different markets and distribution channels.

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
September 30, 2014
(Unaudited)

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

The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	September 30, 2014	December 31, 2013
	(in millions)
Assets:
Retirement and Investor Services	$133,306.2	$128,736.7
Principal Global Investors	1,200.1	1,312.1
Principal International	56,974.6	54,243.6
U.S. Insurance Solutions	21,215.0	20,033.6
Corporate	3,726.9	3,865.4
Total consolidated assets	$216,422.8	$208,191.4

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$1,324.7	$1,136.5	$3,851.0	$3,387.6
Principal Global Investors	173.6	160.9	517.9	482.8
Principal International	294.5	303.3	952.2	825.9
U.S. Insurance Solutions	821.0	767.6	2,436.8	2,318.6
Corporate	(61.1)	(52.5)	(163.3)	(149.1)
Total segment operating revenues	2,552.7	2,315.8	7,594.6	6,865.8
Net realized capital losses, net of related revenue adjustments	(68.2)	(76.7)	(25.0)	(253.4)
Exited group medical insurance business	(0.2)	0.5	—	4.5
Total revenues per consolidated statements of operations	$2,484.3	$2,239.6	$7,569.6	$6,616.9
Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$204.3	$172.9	$632.9	$515.2
Principal Global Investors	25.3	23.1	79.6	72.4
Principal International	73.8	50.7	205.1	153.6
U.S. Insurance Solutions	83.3	54.0	175.7	136.9
Corporate	(33.0)	(31.5)	(99.4)	(104.2)
Total segment operating earnings, net of related income taxes	353.7	269.2	993.9	773.9
Net realized capital losses, as adjusted (1)	(55.2)	(22.8)	(47.3)	(126.8)
Other after-tax adjustments (2)	(57.8)	(0.7)	(105.9)	(0.8)
Net income available to common stockholders per consolidated statements of operations	$240.7	$245.7	$840.7	$646.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

(1)         Net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$(46.4)	$(50.9)	$41.0	$(181.9)
Certain derivative and hedging-related adjustments	(21.9)	(25.6)	(66.4)	(70.7)
Recognition of front-end fee (revenue) expense	0.1	(0.2)	0.4	(0.8)
Net realized capital losses, net of related revenue adjustments	(68.2)	(76.7)	(25.0)	(253.4)
Amortization of deferred acquisition costs and other actuarial balances	(3.6)	26.7	(26.8)	44.8
Capital gains distributed	(8.8)	(0.2)	(18.1)	(11.1)
Certain market value adjustments of embedded derivatives	5.7	18.7	6.0	18.4
Noncontrolling interest capital gains	(0.1)	(0.2)	(0.2)	(0.2)
Income tax effect	19.8	8.9	16.8	74.7
Net realized capital losses, as adjusted	$(55.2)	$(22.8)	$(47.3)	$(126.8)

(2)         For the three months ended September 30, 2014, other after-tax adjustments included the negative effect of an increase in net deferred tax liabilities resulting from third quarter 2014 enactment of tax legislation in Chile ($58.1 million) and the positive effect of gains associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.3 million).

For the three months ended September 30, 2013, other after-tax adjustments included the negative effect of losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP.

For the nine months ended September 30, 2014, other after-tax adjustments included the negative effect of: (a) an increase in net deferred tax liabilities resulting from third quarter 2014 enactment of tax legislation in Chile ($58.1 million); (b) the impact of a court ruling on some uncertain tax positions ($47.5 million) and (c) losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.3 million).

For the nine months ended September 30, 2013, other after-tax adjustments included the negative effect of losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

The following table summarizes operating revenues for our products and services:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Retirement and Investor Services:
Full service accumulation	$392.1	$369.9	$1,170.0	$1,087.7
Principal Funds	219.7	194.8	638.2	565.9
Individual annuities	335.6	334.5	1,082.9	881.8
Bank and trust services	21.9	24.4	63.7	74.9
Eliminations	(38.8)	(38.3)	(116.3)	(109.1)
Total Accumulation	930.5	885.3	2,838.5	2,501.2
Investment only	73.4	83.1	234.5	260.6
Full service payout	320.8	168.1	778.0	625.8
Total Guaranteed	394.2	251.2	1,012.5	886.4
Total Retirement and Investor Services	1,324.7	1,136.5	3,851.0	3,387.6
Principal Global Investors (1)	173.6	160.9	517.9	482.8
Principal International	294.5	303.3	952.2	825.9
U.S. Insurance Solutions:
Individual life insurance	382.7	362.7	1,148.5	1,110.2
Specialty benefits insurance	438.3	405.0	1,288.4	1,208.6
Eliminations	—	(0.1)	(0.1)	(0.2)
Total U.S. Insurance Solutions	821.0	767.6	2,436.8	2,318.6
Corporate	(61.1)	(52.5)	(163.3)	(149.1)
Total operating revenues	$2,552.7	$2,315.8	$7,594.6	$6,865.8
Total operating revenues	$2,552.7	$2,315.8	$7,594.6	$6,865.8
Net realized capital losses (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(68.2)	(76.7)	(25.0)	(253.4)
Exited group medical insurance business	(0.2)	0.5	—	4.5
Total revenues per consolidated statements of operations	$2,484.3	$2,239.6	$7,569.6	$6,616.9

(1)         Reflects inter-segment revenues of $71.0 million and $61.1 million for the three months ended September 30, 2014 and 2013, respectively, and $214.4 million and $179.9 million for the nine months ended September 30, 2014 and 2013, respectively.

11.  Stock-Based Compensation Plans

As of September 30, 2014, we have the 2014 Stock Incentive Plan (approved by shareholders at the May 20, 2014 annual shareholder meeting), the Employee Stock Purchase Plan, the 2014 Directors Stock Plan (approved by shareholders at the May 20, 2014 annual shareholder meeting), the Long-Term Performance Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

As of September 30, 2014, the maximum number of new shares of common stock that were available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 13.2 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the nine months ended September 30,
	2014	2013
	(in millions)
Compensation cost	$50.3	$48.5
Related income tax benefit	16.4	14.6
Capitalized as part of an asset	1.9	1.9

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 0.6 million for the nine months ended September 30, 2014. The fair value of these options was determined using the Black-Scholes option valuation model assuming a weighted-average dividend yield of 2.5 percent, a weighted-average expected volatility of 53.2 percent, a weighted-average risk-free interest rate of 2.0 percent and a weighted-average expected term of 6.5 years. The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2014, was $18.89 per share.

As of September 30, 2014, there was $5.1 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.3 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the nine months ended September 30, 2014. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $44.88 per common share.

As of September 30, 2014, there was $7.1 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.3 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2014 Directors Stock Plan. Total restricted stock units granted were 0.9 million for the nine months ended September 30, 2014. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $45.01 per common share.

As of September 30, 2014, there was $49.8 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.3 million shares for the nine months ended September 30, 2014. The weighted average fair value of the discount on the stock purchased was $9.15 per share.

As of September 30, 2014, a total of 4.9 million of new shares are available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

12. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Net income	$252.8	$259.1	$896.1	$685.7
Subtract:
Net income attributable to noncontrolling interest	3.9	5.2	30.7	14.7
Preferred stock dividends	8.2	8.2	24.7	24.7
Adjustments to redemption amounts of redeemable noncontrolling interests (1)	10.3	—	19.7	—
Total	$230.4	$245.7	$821.0	$646.3
Weighted-average shares outstanding:
Basic	294.2	294.9	294.9	294.4
Dilutive effects:
Stock options	1.8	1.7	1.7	1.4
Restricted stock units	1.8	1.7	1.7	1.6
Performance share awards	0.4	0.3	0.4	0.3
Diluted	298.2	298.6	298.7	297.7
Net income per common share:
Basic	$0.78	$0.83	$2.78	$2.20
Diluted	$0.77	$0.82	$2.75	$2.17

(1)         During the third quarter of 2013, we identified a classification error of certain of our noncontrolling interests, which had a related impact to earnings per share. See related discussion in Note 8, Stockholders’ Equity — Noncontrolling Interest. The correction of the classification error in the third quarter of 2013 did not significantly impact earnings per share.

The calculation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of September 30, 2014 and December 31, 2013, and for the nine months ended September 30, 2014 and 2013.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Condensed Consolidating Statements of Financial Position

September 30, 2014

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,630.4	$6,394.6	$(397.5)	$49,627.5
Fixed maturities, trading	—	308.7	300.7	—	609.4
Equity securities, available-for-sale	—	109.4	15.4	—	124.8
Equity securities, trading	—	0.3	807.3	—	807.6
Mortgage loans	—	10,842.0	1,245.0	(342.1)	11,744.9
Real estate	—	6.9	1,345.2	—	1,352.1
Policy loans	—	808.4	29.3	—	837.7
Investment in unconsolidated entities	12,583.2	3,180.2	5,539.4	(20,429.4)	873.4
Other investments	9.5	2,723.9	1,396.2	(2,012.1)	2,117.5
Cash and cash equivalents	150.7	149.1	833.5	137.5	1,270.8
Accrued investment income	—	488.0	58.3	(1.2)	545.1
Premiums due and other receivables	—	1,222.9	2,022.7	(2,056.3)	1,189.3
Deferred acquisition costs	—	2,739.3	246.1	—	2,985.4
Property and equipment	—	504.2	85.9	—	590.1
Goodwill	—	54.3	980.1	—	1,034.4
Other intangibles	—	26.0	1,335.4	—	1,361.4
Separate account assets	—	89,167.7	49,129.0	—	138,296.7
Other assets	62.4	963.2	2,591.5	(2,562.4)	1,054.7
Total assets	$12,805.8	$156,924.9	$74,355.6	$(27,663.5)	$216,422.8
Liabilities
Contractholder funds	$—	$33,458.0	$1,527.5	$(304.7)	$34,680.8
Future policy benefits and claims	—	19,164.8	4,634.9	(400.2)	23,399.5
Other policyholder funds	—	747.7	64.9	(0.7)	811.9
Short-term debt	—	—	126.3	—	126.3
Long-term debt	2,448.9	—	409.3	(329.0)	2,529.2
Income taxes currently payable	—	—	124.3	(106.2)	18.1
Deferred income taxes	—	337.0	1,055.4	(241.8)	1,150.6
Separate account liabilities	—	89,167.7	49,129.0	—	138,296.7
Other liabilities	40.5	5,725.4	4,587.5	(5,368.8)	4,984.6
Total liabilities	2,489.4	148,600.6	61,659.1	(6,751.4)	205,997.7

Redeemable noncontrolling interest	—	—	56.1	—	56.1

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	2.5	—	(2.5)	4.6
Additional paid-in capital	9,916.9	5,511.3	9,191.9	(14,703.2)	9,916.9
Retained earnings	5,945.2	1,978.5	2,983.4	(4,961.9)	5,945.2
Accumulated other comprehensive income	380.1	832.0	407.9	(1,239.9)	380.1
Treasury stock, at cost	(5,930.5)	—	—	—	(5,930.5)
Total stockholders’ equity attributable to PFG	10,316.4	8,324.3	12,583.2	(20,907.5)	10,316.4
Noncontrolling interest	—	—	57.2	(4.6)	52.6
Total stockholders’ equity	10,316.4	8,324.3	12,640.4	(20,912.1)	10,369.0
Total liabilities and stockholders’ equity	$12,805.8	$156,924.9	$74,355.6	$(27,663.5)	$216,422.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2014

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,200.5	$314.3	$—	$2,514.8
Fees and other revenues	—	1,407.5	1,451.5	(289.3)	2,569.7
Net investment income	0.4	1,719.4	1,260.1	(535.8)	2,444.1
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	674.1	(569.1)	—	105.0
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	—	27.7	(9.2)	—	18.5
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	(84.5)	2.0	—	(82.5)
Net impairment losses on available-for-sale securities	—	(56.8)	(7.2)	—	(64.0)
Net realized capital gains (losses)	—	617.3	(576.3)	—	41.0
Total revenues	0.4	5,944.7	2,449.6	(825.1)	7,569.6
Expenses
Benefits, claims and settlement expenses	—	3,083.8	534.5	(8.6)	3,609.7
Dividends to policyholders	—	134.5	—	—	134.5
Operating expenses	106.8	1,624.3	1,156.4	(239.8)	2,647.7
Total expenses	106.8	4,842.6	1,690.9	(248.4)	6,391.9

Income (loss) before income taxes	(106.4)	1,102.1	758.7	(576.7)	1,177.7
Income taxes (benefits)	(42.7)	260.6	65.3	(1.6)	281.6
Equity in the net income (loss) of subsidiaries	929.1	(125.0)	266.4	(1,070.5)	—
Net income	865.4	716.5	959.8	(1,645.6)	896.1
Net income attributable to noncontrolling interest	—	—	30.7	—	30.7
Net income attributable to PFG	865.4	716.5	929.1	(1,645.6)	865.4
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$840.7	$716.5	$929.1	$(1,645.6)	$840.7

Net income	$865.4	$716.5	$959.8	$(1,645.6)	$896.1
Other comprehensive income	129.6	334.8	275.7	(550.0)	190.1
Comprehensive income	$995.0	$1,051.3	$1,235.5	$(2,195.6)	$1,086.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2013

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,853.6	$281.3	$—	$2,134.9
Fees and other revenues	—	1,272.3	1,325.8	(257.7)	2,340.4
Net investment income	0.4	1,775.7	526.5	20.9	2,323.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	6.3	(630.7)	514.8	0.1	(109.5)
Net other-than-temporary impairment losses on available-for-sale securities	—	(75.4)	(5.8)	—	(81.2)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	11.4	(2.6)	—	8.8
Net impairment losses on available-for-sale securities	—	(64.0)	(8.4)	—	(72.4)
Net realized capital gains (losses)	6.3	(694.7)	506.4	0.1	(181.9)
Total revenues	6.7	4,206.9	2,640.0	(236.7)	6,616.9
Expenses
Benefits, claims and settlement expenses	—	2,828.8	466.7	(9.1)	3,286.4
Dividends to policyholders	—	144.3	—	—	144.3
Operating expenses	105.2	1,378.6	1,113.2	(224.9)	2,372.1
Total expenses	105.2	4,351.7	1,579.9	(234.0)	5,802.8

Income (loss) before income taxes	(98.5)	(144.8)	1,060.1	(2.7)	814.1
Income taxes (benefits)	(39.4)	(136.0)	304.0	(0.2)	128.4
Equity in the net income (loss) of subsidiaries	730.1	530.2	(11.2)	(1,249.1)	—
Net income	671.0	521.4	744.9	(1,251.6)	685.7
Net income attributable to noncontrolling interest	—	—	14.8	(0.1)	14.7
Net income attributable to PFG	671.0	521.4	730.1	(1,251.5)	671.0
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$646.3	$521.4	$730.1	$(1,251.5)	$646.3

Net income	$671.0	$521.4	$744.9	$(1,251.6)	$685.7
Other comprehensive loss	(683.9)	(438.6)	(225.6)	679.8	(668.3)
Comprehensive income (loss)	$(12.9)	$82.8	$519.3	$(571.8)	$17.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2014

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(42.3)	$1,729.9	$504.6	$5.4	$2,197.6
Investing activities
Available-for-sale securities:
Purchases	—	(5,902.2)	(705.1)	11.3	(6,596.0)
Sales	—	1,559.7	311.8	—	1,871.5
Maturities	—	4,149.4	349.9	—	4,499.3
Mortgage loans acquired or originated	—	(1,620.6)	(118.1)	124.5	(1,614.2)
Mortgage loans sold or repaid	—	1,291.5	137.6	(109.3)	1,319.8
Real estate acquired	—	(0.6)	(246.2)	—	(246.8)
Net purchases of property and equipment	—	(90.3)	(27.2)	—	(117.5)
Dividends and returns of capital received from unconsolidated entities	517.5	263.5	467.5	(1,248.5)	—
Net change in other investments	(2.0)	(83.6)	34.9	107.3	56.6
Net cash provided by (used in) investing activities	515.5	(433.2)	205.1	(1,114.7)	(827.3)
Financing activities
Issuance of common stock	69.6	(0.2)	0.2	—	69.6
Acquisition of treasury stock	(222.5)	—	—	—	(222.5)
Proceeds from financing element derivatives	—	14.9	—	—	14.9
Payments for financing element derivatives	—	(41.5)	—	—	(41.5)
Excess tax benefits from share-based payment arrangements	0.3	3.7	4.6	—	8.6
Purchase of subsidiary shares from noncontrolling interest	—	—	(222.7)	0.3	(222.4)
Sale of subsidiary shares to noncontrolling interest	—	—	0.3	(0.3)	—
Dividends to common stockholders	(276.7)	—	—	—	(276.7)
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	—	138.9	(102.4)	36.5
Principal repayments of long-term debt	—	(100.0)	(87.4)	87.1	(100.3)
Net repayments of short-term borrowings	—	—	(20.5)	—	(20.5)
Dividends and capital paid to parent	—	(467.5)	(781.0)	1,248.5	—
Investment contract deposits	—	3,978.2	206.1	—	4,184.3
Investment contract withdrawals	—	(5,857.3)	(7.0)	—	(5,864.3)
Net decrease in banking operation deposits	—	—	(2.3)	—	(2.3)
Other	—	(10.1)	0.1	—	(10.0)
Net cash used in financing activities	(454.0)	(2,479.8)	(770.7)	1,233.2	(2,471.3)
Net increase (decrease) in cash and cash equivalents	19.2	(1,183.1)	(61.0)	123.9	(1,101.0)
Cash and cash equivalents at beginning of period	131.5	1,332.2	894.5	13.6	2,371.8
Cash and cash equivalents at end of period	$150.7	$149.1	$833.5	$137.5	$1,270.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2013

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(12.8)	$1,412.5	$(132.2)	$130.4	$1,397.9
Investing activities
Available-for-sale securities:
Purchases	—	(6,094.0)	(926.7)	8.4	(7,012.3)
Sales	—	1,281.4	370.1	(24.8)	1,626.7
Maturities	—	5,186.5	596.7	—	5,783.2
Mortgage loans acquired or originated	—	(2,226.3)	(175.6)	381.9	(2,020.0)
Mortgage loans sold or repaid	—	1,408.3	583.2	(420.7)	1,570.8
Real estate acquired	—	—	(59.0)	—	(59.0)
Net purchases of property and equipment	—	(20.2)	(2.5)	—	(22.7)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(1,268.3)	—	(1,268.3)
Dividends and returns of capital received from unconsolidated entities	169.3	157.9	169.3	(496.5)	—
Net change in other investments	(3.2)	76.1	(128.4)	24.3	(31.2)
Net cash provided by (used in) investing activities	166.1	(230.3)	(841.2)	(527.4)	(1,432.8)
Financing activities
Issuance of common stock	80.2	—	—	—	80.2
Acquisition of treasury stock	(153.4)	—	—	—	(153.4)
Proceeds from financing element derivatives	—	46.7	—	—	46.7
Payments for financing element derivatives	—	(36.9)	—	—	(36.9)
Excess tax benefits from share-based payment arrangements	—	2.5	6.1	—	8.6
Purchase of subsidiary shares from noncontrolling interest	—	—	(51.4)	—	(51.4)
Sale of subsidiary shares to noncontrolling interest	—	—	31.8	—	31.8
Dividends to common stockholders	(211.7)	—	—	—	(211.7)
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	—	24.1	—	24.1
Principal repayments of long-term debt	—	—	(197.8)	(14.4)	(212.2)
Net proceeds from short-term borrowings	—	—	131.6	—	131.6
Dividends and capital paid to parent	—	(169.3)	(327.2)	496.5	—
Investment contract deposits	—	4,985.4	284.8	—	5,270.2
Investment contract withdrawals	—	(7,051.1)	(4.5)	—	(7,055.6)
Net decrease in banking operation deposits	—	—	(276.2)	—	(276.2)
Other	—	(6.3)	—	—	(6.3)
Net cash used in financing activities	(309.6)	(2,229.0)	(378.7)	482.1	(2,435.2)
Net decrease in cash and cash equivalents	(156.3)	(1,046.8)	(1,352.1)	85.1	(2,470.1)
Cash and cash equivalents at beginning of period	207.1	1,698.4	2,286.9	(15.2)	4,177.2
Cash and cash equivalents at end of period	$50.8	$651.6	$934.8	$69.9	$1,707.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of September 30, 2014 and December 31, 2013, and for the nine months ended September 30, 2014 and 2013.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Condensed Consolidating Statements of Financial Position

September 30, 2014

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,627.5	$—	$49,627.5
Fixed maturities, trading	—	—	609.4	—	609.4
Equity securities, available-for-sale	—	—	124.8	—	124.8
Equity securities, trading	—	—	807.6	—	807.6
Mortgage loans	—	—	11,744.9	—	11,744.9
Real estate	—	—	1,352.1	—	1,352.1
Policy loans	—	—	837.7	—	837.7
Investment in unconsolidated entities	12,583.2	12,103.7	841.4	(24,654.9)	873.4
Other investments	9.5	179.0	1,929.0	—	2,117.5
Cash and cash equivalents	150.7	413.0	1,196.4	(489.3)	1,270.8
Accrued investment income	—	—	545.1	—	545.1
Premiums due and other receivables	—	0.6	1,188.3	0.4	1,189.3
Deferred acquisition costs	—	—	2,985.4	—	2,985.4
Property and equipment	—	—	590.1	—	590.1
Goodwill	—	—	1,034.4	—	1,034.4
Other intangibles	—	—	1,361.4	—	1,361.4
Separate account assets	—	—	138,296.7	—	138,296.7
Other assets	62.4	152.9	1,136.6	(297.2)	1,054.7
Total assets	$12,805.8	$12,849.2	$216,208.8	$(25,441.0)	$216,422.8
Liabilities
Contractholder funds	$—	$—	$34,680.8	$—	$34,680.8
Future policy benefits and claims	—	—	23,399.5	—	23,399.5
Other policyholder funds	—	—	811.9	—	811.9
Short-term debt	—	—	325.4	(199.1)	126.3
Long-term debt	2,448.9	—	80.3	—	2,529.2
Income taxes currently payable	—	16.0	83.9	(81.8)	18.1
Deferred income taxes	—	—	1,361.6	(211.0)	1,150.6
Separate account liabilities	—	—	138,296.7	—	138,296.7
Other liabilities	40.5	250.0	4,956.3	(262.2)	4,984.6
Total liabilities	2,489.4	266.0	203,996.4	(754.1)	205,997.7

Redeemable noncontrolling interest	—	—	56.1	—	56.1

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	—	17.8	(17.8)	4.6
Additional paid-in capital	9,916.9	9,191.9	9,284.2	(18,476.1)	9,916.9
Retained earnings	5,945.2	2,983.4	2,450.2	(5,433.6)	5,945.2
Accumulated other comprehensive income	380.1	407.9	353.5	(761.4)	380.1
Treasury stock, at cost	(5,930.5)	—	(2.0)	2.0	(5,930.5)
Total stockholders’ equity attributable to PFG	10,316.4	12,583.2	12,103.7	(24,686.9)	10,316.4
Noncontrolling interest	—	—	52.6	—	52.6
Total stockholders’ equity	10,316.4	12,583.2	12,156.3	(24,686.9)	10,369.0
Total liabilities and stockholders’ equity	$12,805.8	$12,849.2	$216,208.8	$(25,441.0)	$216,422.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2014

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,514.8	$—	$2,514.8
Fees and other revenues	—	0.3	2,569.4	—	2,569.7
Net investment income	0.4	0.5	2,443.2	—	2,444.1
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	—	105.0	—	105.0
Net other-than-temporary impairment recoveries on available-for-sale securities	—	—	18.5	—	18.5
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(82.5)	—	(82.5)
Net impairment losses on available-for-sale securities	—	—	(64.0)	—	(64.0)
Net realized capital gains	—	—	41.0	—	41.0
Total revenues	0.4	0.8	7,568.4	—	7,569.6
Expenses
Benefits, claims and settlement expenses	—	—	3,609.7	—	3,609.7
Dividends to policyholders	—	—	134.5	—	134.5
Operating expenses	106.8	3.1	2,537.8	—	2,647.7
Total expenses	106.8	3.1	6,282.0	—	6,391.9

Income (loss) before income taxes	(106.4)	(2.3)	1,286.4	—	1,177.7
Income taxes (benefits)	(42.7)	(3.2)	327.5	—	281.6
Equity in the net income of subsidiaries	929.1	928.2	—	(1,857.3)	—
Net income	865.4	929.1	958.9	(1,857.3)	896.1
Net income attributable to noncontrolling interest	—	—	30.7	—	30.7
Net income attributable to PFG	865.4	929.1	928.2	(1,857.3)	865.4
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$840.7	$929.1	$928.2	$(1,857.3)	$840.7

Net income	$865.4	$929.1	$958.9	$(1,857.3)	$896.1
Other comprehensive income	129.6	183.5	163.9	(286.9)	190.1
Comprehensive income	$995.0	$1,112.6	$1,122.8	$(2,144.2)	$1,086.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2013

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,134.9	$—	$2,134.9
Fees and other revenues	—	0.9	2,357.8	(18.3)	2,340.4
Net investment income	0.4	1.1	2,321.8	0.2	2,323.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	6.3	2.6	(118.4)	—	(109.5)
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(81.2)	—	(81.2)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	8.8	—	8.8
Net impairment losses on available-for-sale securities	—	—	(72.4)	—	(72.4)
Net realized capital gains (losses)	6.3	2.6	(190.8)	—	(181.9)
Total revenues	6.7	4.6	6,623.7	(18.1)	6,616.9
Expenses
Benefits, claims and settlement expenses	—	—	3,286.4	—	3,286.4
Dividends to policyholders	—	—	144.3	—	144.3
Operating expenses	105.2	8.4	2,276.6	(18.1)	2,372.1
Total expenses	105.2	8.4	5,707.3	(18.1)	5,802.8

Income (loss) before income taxes	(98.5)	(3.8)	916.4	—	814.1
Income taxes (benefits)	(39.4)	(2.2)	170.0	—	128.4
Equity in the net income of subsidiaries	730.1	731.7	—	(1,461.8)	—
Net income	671.0	730.1	746.4	(1,461.8)	685.7
Net income attributable to noncontrolling interest	—	—	14.7	—	14.7
Net income attributable to PFG	671.0	730.1	731.7	(1,461.8)	671.0
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$646.3	$730.1	$731.7	$(1,461.8)	$646.3

Net income	$671.0	$730.1	$746.4	$(1,461.8)	$685.7
Other comprehensive loss	(683.9)	(671.8)	(679.2)	1,366.6	(668.3)
Comprehensive income (loss)	$(12.9)	$58.3	$67.2	$(95.2)	$17.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2014

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(42.3)	$(373.5)	$2,335.4	$278.0	$2,197.6
Investing activities
Available-for-sale securities:
Purchases	—	—	(6,596.0)	—	(6,596.0)
Sales	—	—	1,871.5	—	1,871.5
Maturities	—	—	4,499.3	—	4,499.3
Mortgage loans acquired or originated	—	—	(1,614.2)	—	(1,614.2)
Mortgage loans sold or repaid	—	—	1,319.8	—	1,319.8
Real estate acquired	—	—	(246.8)	—	(246.8)
Net purchases of property and equipment	—	—	(117.5)	—	(117.5)
Dividends and returns of capital received from unconsolidated entities	517.5	714.0	—	(1,231.5)	—
Net change in other investments	(2.0)	(98.7)	185.2	(27.9)	56.6
Net cash provided by (used in) investing activities	515.5	615.3	(698.7)	(1,259.4)	(827.3)
Financing activities
Issuance of common stock	69.6	—	—	—	69.6
Acquisition of treasury stock	(222.5)	—	—	—	(222.5)
Proceeds from financing element derivatives	—	—	14.9	—	14.9
Payments for financing element derivatives	—	—	(41.5)	—	(41.5)
Excess tax benefits from share-based payment arrangements	0.3	—	8.3	—	8.6
Purchase of subsidiary shares from noncontrolling interest	—	—	(222.4)	—	(222.4)
Dividends to common stockholders	(276.7)	—	—	—	(276.7)
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	—	36.5	—	36.5
Principal repayments of long-term debt	—	—	(100.3)	—	(100.3)
Net repayments of short-term borrowings	—	—	(113.5)	93.0	(20.5)
Dividends and capital paid to parent	—	(517.5)	(714.0)	1,231.5	—
Investment contract deposits	—	—	4,184.3	—	4,184.3
Investment contract withdrawals	—	—	(5,864.3)	—	(5,864.3)
Net decrease in banking operation deposits	—	—	(2.3)	—	(2.3)
Other	—	—	(10.0)	—	(10.0)
Net cash used in financing activities	(454.0)	(517.5)	(2,824.3)	1,324.5	(2,471.3)
Net increase (decrease) in cash and cash equivalents	19.2	(275.7)	(1,187.6)	343.1	(1,101.0)
Cash and cash equivalents at beginning of period	131.5	688.7	2,384.0	(832.4)	2,371.8
Cash and cash equivalents at end of period	$150.7	$413.0	$1,196.4	$(489.3)	$1,270.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2013

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(12.8)	$870.9	$1,473.4	$(933.6)	$1,397.9
Investing activities
Available-for-sale securities:
Purchases	—	—	(7,012.3)	—	(7,012.3)
Sales	—	—	1,626.7	—	1,626.7
Maturities	—	—	5,783.2	—	5,783.2
Mortgage loans acquired or originated	—	—	(2,020.0)	—	(2,020.0)
Mortgage loans sold or repaid	—	—	1,570.8	—	1,570.8
Real estate acquired	—	—	(59.0)	—	(59.0)
Net purchases of property and equipment	—	—	(22.7)	—	(22.7)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(1,268.3)	—	(1,268.3)
Dividends and returns of capital received from (contributions to) unconsolidated entities	169.3	(809.2)	—	639.9	—
Net change in other investments	(3.2)	(13.9)	(14.1)	—	(31.2)
Net cash provided by (used in) investing activities	166.1	(823.1)	(1,415.7)	639.9	(1,432.8)
Financing activities
Issuance of common stock	80.2	—	—	—	80.2
Acquisition of treasury stock	(153.4)	—	—	—	(153.4)
Proceeds from financing element derivatives	—	—	46.7	—	46.7
Payments for financing element derivatives	—	—	(36.9)	—	(36.9)
Excess tax benefits from share-based payment arrangements	—	—	8.6	—	8.6
Purchase of subsidiary shares from noncontrolling interest	—	—	(51.4)	—	(51.4)
Sale of subsidiary shares to noncontrolling interest	—	—	31.8	—	31.8
Dividends to common stockholders	(211.7)	—	—	—	(211.7)
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	—	1,108.4	(1,084.3)	24.1
Principal repayments of long-term debt	—	—	(212.2)	—	(212.2)
Net proceeds from (repayments of) short-term borrowings	—	—	(2,113.2)	2,244.8	131.6
Dividends and capital received from (paid to) parent	—	(169.3)	809.2	(639.9)	—
Investment contract deposits	—	—	5,270.2	—	5,270.2
Investment contract withdrawals	—	—	(7,055.6)	—	(7,055.6)
Net decrease in banking operation deposits	—	—	(276.2)	—	(276.2)
Other	—	—	(6.3)	—	(6.3)
Net cash used in financing activities	(309.6)	(169.3)	(2,476.9)	520.6	(2,435.2)
Net decrease in cash and cash equivalents	(156.3)	(121.5)	(2,419.2)	226.9	(2,470.1)
Cash and cash equivalents at beginning of period	207.1	612.5	4,241.3	(883.7)	4,177.2
Cash and cash equivalents at end of period	$50.8	$491.0	$1,822.1	$(656.8)	$1,707.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of September 30, 2014, compared with December 31, 2013, and our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2013, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) continued volatility or declines in the equity, bond or real estate markets could reduce our assets under management (“AUM”) and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period; (5) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (6) our valuation of fixed maturities, equity securities and derivatives may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition; (7) the determination of the amount of allowances and impairments taken on our investments requires estimations and assumptions which are subject to differing interpretations and could materially impact our results of operations or financial position; (8) any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition; (9) gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income; (10) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (11) we may not be able to protect our intellectual property and may be subject to infringement claims; (12) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (13) guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (14) if we are unable to attract and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted; (15) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (16) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (17) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (18) the pattern of amortizing our DAC and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of the DAC and other actuarial balances and the timing of our net income; (19) we may need to fund deficiencies in our Closed Block assets; (20) a pandemic, terrorist attack, military action or other catastrophic event could adversely affect our net income; (21) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (22) we face risk arising from acquisition of businesses; (23) changes in laws or regulations may reduce our profitability; (24) we may be unable to mitigate the impact of Regulation XXX and Actuarial Guideline 38, potentially resulting in a negative impact to our capital position and/or a reduction in sales of term and universal life insurance products; (25) changes in accounting standards may reduce the transparency of our reported profitability and financial condition; (26) a computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our profitability; (27) loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses; (28) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (29) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (30) fluctuations in foreign currency exchange rates could adversely impact our profitability and financial condition; (31) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests; and (32) our financial results may be adversely impacted by global climate changes.

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

Columbus Circle Investors. On September 30, 2014, we acquired an additional 24.65% interest in Columbus Circle Investors from the minority shareholder partners. We now own 95% of Columbus Circle Investors and are contracted to purchase the remaining 5% from the minority shareholder partners in two installments in March 2015 and March 2016. Columbus Circle Investors is consolidated within our Principal Global Investors segment.

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

Other

Individual Life Insurance Actuarial Model and Assumption Updates. We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. During third quarter 2013, our review and update did not result in a material impact to net income. During the third quarter 2014, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that increased net income by $38.0 million for both the three and nine months ended September 30, 2014.

Within our individual life insurance business, we have an integrated actuarial model that impacts several line items within our income statement. Operating earnings for the individual life insurance business was positively impacted $39.0 million for both the three and nine months ended September 30, 2014. The impact on the income statement line items was as follows — fee revenues increased $3.1 million; benefits, claims and settlement expenses decreased $131.6 million; and operating expenses increased $74.7 million.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment operating earnings were negatively impacted $5.7 million and $23.4 million for the three and nine months ended September 30, 2014, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Stock-Based Compensation Plans.”

Employee and Agent Benefits Expense

The 2014 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $85.1 million pre-tax, which is a $58.2 million decrease from the 2013 pre-tax pension expense of $143.3 million. This decrease is primarily due to an increase in the discount rate used to develop 2014 expense to 4.90% from 4.00%, and due to better actual asset returns. The expected long-term return on plan assets used to develop the 2014 expense decreased to 6.75% from 7.50% and partially offset the decrease caused by the other expense components. Pre-tax pension expense of $21.2 million and $63.7 million was reflected in the determination of net income for the three and nine months ended September 30, 2014, respectively.

The 2014 annual other postemployment benefit (“OPEB”) plan expense (income) for employees and certain agents is expected to be $(48.3) million pre-tax, which is a $1.3 million difference from the 2013 pre-tax OPEB income of $(47.0) million. The expense difference is primarily due to better actual asset returns used to develop the 2014 expense (income), which was partially offset by a decrease in the weighted average expected long-term return on plan assets used to develop the expense (income) in 2014, which decreased to 5.36% from 5.62%. The weighted average expected long-term return on plan assets was based on weighted average expected long-term asset returns for the medical, life and long-term care plans, which were 5.40%, 5.00% and 5.85%, respectively. Pre-tax expense (income) of $(12.1) million and $(36.3) million was reflected in the determination of net income for the three and nine months ended September 30, 2014, respectively.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2014	2013	(decrease)	2014	2013	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$875.8	$703.0	$172.8	$2,514.8	$2,134.9	$379.9
Fees and other revenues	884.5	803.0	81.5	2,569.7	2,340.4	229.3
Net investment income	770.4	784.5	(14.1)	2,444.1	2,323.5	120.6
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(24.5)	(29.7)	5.2	105.0	(109.5)	214.5
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(7.3)	(11.9)	4.6	18.5	(81.2)	99.7
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(14.6)	(9.3)	(5.3)	(82.5)	8.8	(91.3)
Net impairment losses on available-for-sale securities	(21.9)	(21.2)	(0.7)	(64.0)	(72.4)	8.4
Net realized capital gains (losses)	(46.4)	(50.9)	4.5	41.0	(181.9)	222.9
Total revenues	2,484.3	2,239.6	244.7	7,569.6	6,616.9	952.7
Expenses:
Benefits, claims and settlement expenses	1,113.8	1,096.2	17.6	3,609.7	3,286.4	323.3
Dividends to policyholders	44.2	48.5	(4.3)	134.5	144.3	(9.8)
Operating expenses	932.5	774.6	157.9	2,647.7	2,372.1	275.6
Total expenses	2,090.5	1,919.3	171.2	6,391.9	5,802.8	589.1
Income before income taxes	393.8	320.3	73.5	1,177.7	814.1	363.6
Income taxes	141.0	61.2	79.8	281.6	128.4	153.2
Net income	252.8	259.1	(6.3)	896.1	685.7	210.4
Net income attributable to noncontrolling interest	3.9	5.2	(1.3)	30.7	14.7	16.0
Net income attributable to Principal Financial Group, Inc.	248.9	253.9	(5.0)	865.4	671.0	194.4
Preferred stock dividends	8.2	8.2	—	24.7	24.7	—
Net income available to common stockholders	$240.7	$245.7	$(5.0)	$840.7	$646.3	$194.4

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Income Available to Common Stockholders

Net income available to common stockholders decreased primarily due to an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile, which was partially offset by higher earnings in the segments.

Total Revenues

Premiums increased $161.7 million for the Retirement and Investor Services segment primarily due to growth in our payout annuity block of business.

Fee revenues increased $59.2 million for the Retirement and Investor Services segment primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business. In addition, fee revenues increased $14.5 million for the Principal Global Investors segment primarily due to higher fee revenues driven by an increase in average AUM.

Net investment income decreased due to lower yields on average invested assets and cash. This decrease was partially offset by favorable market changes on our mandatory investment in the pension funds of our Chilean pension company. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses decreased due to lower losses on derivatives not designated as hedging instruments. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $139.7 million for the Retirement and Investor Services segment primarily due to an increase in reserves resulting from growth in our payout annuity block of business. This increase was partially offset by a decrease in benefits, claims and settlement expenses of $75.6 million for the U.S. Insurance Solutions segment primarily due to favorable unlocking associated with actuarial model and assumption updates, which was partially offset by higher mortality. In addition, benefits, claims and settlement expenses decreased $44.7 million for the Principal International segment primarily due to lower sales of single premium annuities with life contingencies, lower inflation-based interest crediting rates to customers and the weakening of the Chilean peso against the U.S. dollar.

Operating expenses increased $93.5 million for the U.S. Insurance Solutions segment primarily due to DAC unlocking associated with actuarial model and assumption updates. In addition, operating expenses increased $53.2 million for the Retirement and Investor Services segment primarily due to higher sub-advisory fee costs and an increase in non-deferrable distribution costs stemming from an increase in average account values, which resulted from positive equity market performance.

Income Taxes

The effective income tax rates were 36% and 19% for the three months ended September 30, 2014 and 2013, respectively. The effective income tax rate for the three months ended September 30, 2014, was higher than the U.S. statutory rate primarily due to an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile, partially offset by income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and lower tax rates of foreign jurisdiction. The effective income tax rate for the three months ended September 30, 2013, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions. The effective income tax rate increased to 36% from 19% for the three months ended September 30, 2014 and 2013, respectively, primarily due to an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to net realized capital gains (losses) associated with derivatives not designated as hedging instruments, gains on sales of real estate investments and joint venture real estate and gains on fixed maturities and higher earnings in all the segments. These increases were partially offset by an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile and the impact of a court ruling on some uncertain tax positions in the second quarter of 2014.

Total Revenues

Premiums increased $351.4 million for the Retirement and Investor Services segment primarily due to growth in our payout annuity block of business.

Fee revenues increased $182.3 million for the Retirement and Investor Services segment primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business.

Net investment income increased due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and favorable market changes on our mandatory investment in the pension funds of our Chilean pension company. These increases were partially offset by the weakening of the Chilean peso against the U.S. dollar and lower yields on average invested assets and cash in our U.S. operations. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains (losses) improved due to lower losses on derivatives not designated as hedging instruments, gains on sales of real estate investments and joint venture real estate and gains on fixed maturities. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $281.5 million for the Retirement and Investor Services segment primarily due to an increase in reserves resulting from growth in our payout annuity block of business.

Operating expenses increased $126.6 million for the Retirement and Investor Services segment primarily due to higher sub-advisory fee costs and an increase in non-deferrable distribution costs stemming from an increase in average account values, which resulted from positive equity market performance. In addition, operating expenses also increased $96.8 million for U.S. Insurance Solutions segment primarily due to DAC unlocking associated with actuarial model and assumption updates.

Income Taxes

The effective income tax rates were 24% and 16% for the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rate for the nine months ended September 30, 2014, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and tax credits, partially offset by an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile. The effective income tax rate for the nine months ended September 30, 2013, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and lower tax rates of foreign jurisdiction. The effective income tax rate increased to 24% from 16% for the nine months ended September 30, 2014 and 2013, respectively, primarily due to an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile.

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

The following table presents the RIS net revenue for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2014	2013	(decrease)	2014	2013	(decrease)
	(in millions)
Net revenue:
Accumulation	$642.9	$580.9	$62.0	$1,908.4	$1,719.2	$189.2
Guaranteed	43.7	40.2	3.5	151.2	137.6	13.6
Total Retirement and Investor Services	$686.6	$621.1	$65.5	$2,059.6	$1,856.8	$202.8

The following table presents certain summary financial data relating to the RIS segment for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2014	2013	(decrease)	2014	2013	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$343.1	$181.4	$161.7	$902.9	$551.5	$351.4
Fees and other revenues	519.3	460.1	59.2	1,509.6	1,327.3	182.3
Net investment income	462.3	495.0	(32.7)	1,438.5	1,508.8	(70.3)
Total operating revenues	1,324.7	1,136.5	188.2	3,851.0	3,387.6	463.4
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	638.1	515.4	122.7	1,791.4	1,530.8	260.6
Operating expenses	431.5	400.0	31.5	1,273.8	1,194.5	79.3
Total expenses	1,069.6	915.4	154.2	3,065.2	2,725.3	339.9
Operating earnings before income taxes	255.1	221.1	34.0	785.8	662.3	123.5
Income taxes	50.8	48.2	2.6	152.9	147.1	5.8
Operating earnings	$204.3	$172.9	$31.4	$632.9	$515.2	$117.7

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating Earnings

Operating earnings increased $29.0 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business.

Net Revenue

Net revenue increased $62.0 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business.

Operating Expenses

Operating expenses increased $31.3 million in our Accumulation business primarily due to higher sub-advisory fee costs and an increase in non-deferrable distribution costs stemming from an increase in average account values, which resulted from positive equity market performance. To a lesser extent, Accumulation operating expenses increased due to higher DAC amortization resulting primarily from our review and update of our actuarial assumptions in 2014.

Income Taxes

The effective income tax rates for the segment were 20% and 22% for the three months ended September 30, 2014 and 2013, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating Earnings

Operating earnings increased $108.7 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business.

Net Revenue

Net revenue increased $189.2 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business.

Operating Expenses

Operating expenses increased $79.3 million in our Accumulation business primarily due to higher sub-advisory fee costs and an increase in non-deferrable distribution costs stemming from an increase in average account values, which resulted from positive equity market performance. To a lesser extent, Accumulation operating expenses increased due to higher DAC amortization resulting primarily from our review and update of our actuarial assumptions in 2014.

Income Taxes

The effective income tax rates for the segment were 19% and 22% for the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rate for the nine months ended September 30, 2014, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, tax credits and the interest exclusion from taxable income. The effective income tax rate for the nine months ended September 30, 2013, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income. The effective tax rate decreased to 19% from 22% for the nine months ended September 30, 2014 and 2013, respectively, primarily due to income tax deductions for corporate dividends received and tax credits in 2014.

Principal Global Investors Segment

Principal Global Investors Segment Summary Financial Data

AUM is a key indicator of earnings growth for our Principal Global Investors segment, as AUM is the base by which we generate revenues. Net cash flow and market performance are the two main drivers of AUM growth. Net cash flow reflects our ability to attract and retain client deposits. Market performance reflects equity, fixed income, real estate and other alternative investment market performance. The percentage growth in revenues of the segment will generally track with the percentage growth in AUM. This trend may vary due to changes in business and/or product mix.

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in billions)

AUM, beginning of period	$307.3	$271.2	$292.1	$263.2
Net cash flow	0.3	1.8	1.9	3.2
Investment performance (1)	(1.3)	8.6	12.8	16.9
Operations acquired (2)	—	—	—	1.4
Other	0.7	—	0.2	(3.1)
AUM, end of period	$307.0	$281.6	$307.0	$281.6

(1)            Variations in investment performance are primarily the result of fluctuations in market performance over time.

(2)            Reflects the acquisition of Liongate in May 2013.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2014	2013	(decrease)	2014	2013	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$173.3	$158.8	$14.5	$515.0	$474.0	$41.0
Net investment income	0.3	2.1	(1.8)	2.9	8.8	(5.9)
Total operating revenues	173.6	160.9	12.7	517.9	482.8	35.1
Expenses:
Total expenses	129.7	121.0	8.7	382.4	360.3	22.1
Operating earnings before income taxes and noncontrolling interest	43.9	39.9	4.0	135.5	122.5	13.0
Income taxes	14.6	12.7	1.9	44.5	40.1	4.4
Operating earnings attributable to noncontrolling interest	4.0	4.1	(0.1)	11.4	10.0	1.4
Operating earnings	$25.3	$23.1	$2.2	$79.6	$72.4	$7.2

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating Earnings

Operating earnings increased primarily due to higher fee revenues driven by an increase in average AUM. This increase was partially offset by higher costs to support growth of the business.

Income Taxes

The effective income tax rates for the segment were 33% and 32% for the three months ended September 30, 2014 and 2013 respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating Earnings

Operating earnings increased primarily due to higher fee revenues driven by an increase in average AUM. This increase was partially offset by higher costs to support growth of the business.

Income Taxes

The effective income tax rate for the segment was 33% for both the nine months ended September 30, 2014 and 2013. The effective income tax rate was lower than the U.S. statutory rate primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in billions)

AUM, beginning of period	$118.8	$102.9	$104.5	$69.3
Net cash flow	2.5	1.1	8.8	5.8
Investment performance (1)	3.9	0.5	10.0	0.8
Operations acquired (2)	—	—	—	34.3
Effect of exchange rates	(8.6)	(1.5)	(6.9)	(7.2)
Other	(0.5)	(0.1)	(0.3)	(0.1)
AUM, end of period	$116.1	$102.9	$116.1	$102.9

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

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2014	2013	(decrease)	2014	2013	(decrease)
	(in millions)

Net revenue	$179.4	$141.3	$38.1	$499.0	$412.3	$86.7

For the three months ended September 30, 2014 compared to September 30, 2013, net revenue increased primarily due to favorable market changes on our mandatory investment in the pension funds of our Chilean pension company, higher fees related to mandatory deposits in these funds and higher voluntary average AUM in Chile. These increases were partially offset by the weakening of the Chilean peso against the U.S. dollar. For the nine months ended September 30, 2014 compared to September 30, 2013, net revenue increased primarily due to favorable market changes on our mandatory investment in the pension funds and the acquisition and growth of our Chilean pension company. These increases were partially offset by the weakening of the Chilean peso against the U.S. dollar.

The following table presents certain summary financial data of the Principal International segment for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2014	2013	(decrease)	2014	2013	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$47.9	$75.8	$(27.9)	$181.4	$225.6	$(44.2)
Fees and other revenues	113.5	107.1	6.4	323.5	296.3	27.2
Net investment income	133.1	120.4	12.7	447.3	304.0	143.3
Total operating revenues	294.5	303.3	(8.8)	952.2	825.9	126.3
Expenses:
Benefits, claims and settlement expenses	115.1	162.0	(46.9)	453.2	413.6	39.6
Operating expenses	91.1	86.8	4.3	262.3	242.1	20.2
Total expenses	206.2	248.8	(42.6)	715.5	655.7	59.8
Operating earnings before income taxes and noncontrolling interest	88.3	54.5	33.8	236.7	170.2	66.5
Income taxes	14.1	3.2	10.9	29.3	12.7	16.6
Operating earnings attributable to noncontrolling interest	0.4	0.6	(0.2)	2.3	3.9	(1.6)
Operating earnings	$73.8	$50.7	$23.1	$205.1	$153.6	$51.5

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating Earnings

Operating earnings increased primarily due to favorable market changes on our mandatory investment in the pension funds of our Chilean pension company, higher fees related to mandatory deposits in these funds and higher voluntary average AUM in Chile. These increases were partially offset by the weakening of the Chilean peso against the U.S. dollar.

Operating Revenues

Premiums decreased $27.9 million in Chile primarily due to lower sales of single premium annuities with life contingencies coupled with the weakening of the Chilean peso against the U.S. dollar.

Fees and other revenues increased primarily due to higher fees related to mandatory deposits in the pension funds of our Chilean pension company and higher voluntary average AUM in Chile. These increases were partially offset by the weakening of the Chilean peso against the U.S. dollar.

Net investment income increased primarily due to favorable market changes on our mandatory investment in the pension funds of our Chilean pension company and higher earnings in our equity method investment in Brazil. These increases were partially offset by lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and the weakening of the Chilean peso against the U.S. dollar.

Total Expenses

Benefits, claims and settlement expenses decreased $48.6 million in Chile primarily due to lower sales of single premium annuities with life contingencies, lower inflation-based interest crediting rates to customers and the weakening of the Chilean peso against the U.S. dollar.

Operating expenses increased primarily due to higher compensation costs across the segment coupled with higher amortization of DAC in Mexico and Chile partially offset by the weakening of the Chilean peso against the U.S. dollar.

Income Taxes

The effective tax rates for the segment were 16% and 6% for the three months ended September 30, 2014 and 2013, respectively. The effective income tax rate for the three months ended September 30, 2014 was lower than the U.S. statutory rate primarily due to lower tax rates of foreign jurisdictions and the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income. The effective income tax rate for the three months ended September 30, 2013 was lower than the U.S. statutory rate primarily due to the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions. The effective income tax rate increased to 16% from 6% for the three months ended September 30, 2014 and 2013, respectively, primarily due to an increase in operating earnings before income taxes with no proportionate change in permanent tax differences.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating Earnings

Operating earnings increased primarily due to favorable market changes on our mandatory investment in the pension funds and the acquisition and growth of our Chilean pension company partially offset by the weakening of the Chilean peso against the U.S. dollar.

Operating Revenues

Premiums decreased $44.2 million in Chile primarily due to the weakening of the Chilean peso against the U.S. dollar coupled with lower sales of single premium annuities with life contingencies.

Fees and other revenues increased primarily due to the Cuprum acquisition coupled with higher fees related to mandatory pension fund deposits in Cuprum partially offset by the weakening of the Chilean peso against the U.S. dollar.

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and favorable market changes on our mandatory investment in the pension funds of our Chilean pension company partially offset by the weakening of the Chilean peso against the U.S. dollar.

Total Expenses

Benefits, claims and settlement expenses increased $37.2 million in Chile primarily due to higher inflation-based interest crediting rates to customers partially offset by lower sales of single premium annuities with life contingencies and the weakening of the Chilean peso against the U.S. dollar.

Operating expenses increased primarily due to the Cuprum acquisition coupled with higher compensation across the segment partially offset by the weakening of the Chilean peso against the U.S. dollar.

Income Taxes

The effective income tax rates for the segment were 12% and 7% for the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rate for the nine months ended September 30, 2014, was lower than the U.S. statutory rate primarily due to lower tax rates of foreign jurisdictions and the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income. The effective income tax rate for the nine months ended September 30, 2013, was lower than the U.S. statutory rate primarily due to the presentation of earnings generated from equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions. The effective income tax rate increased to 12% from 7% for the nine months ended September 30, 2014 and 2013, respectively, primarily due to an increase in operating earnings before income taxes with no proportionate change in permanent tax differences partially offset by lower tax rates of foreign jurisdictions in 2014.

U.S. Insurance Solutions Segment

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Universal and variable universal life insurance fee revenues	$142.8	$130.9	$419.1	$398.4
Traditional life insurance premiums	129.0	121.8	389.0	380.0

Specialty Benefits Insurance Trends

Premium and fees in our specialty benefits insurance business are also influenced by economic, industry and regulatory trends. Premium and fees have increased due to improved sales and retention, as well as recovery in underlying salaries and membership growth in existing group contracts.

The following table provides a summary of our specialty benefits insurance premium and fees for the periods indicated

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Premium and fees:
Group dental and vision insurance	$155.4	$145.4	$455.8	$436.8
Group life insurance	92.7	85.5	267.4	251.8
Group disability insurance	86.9	76.7	258.1	227.4
Individual disability insurance	70.1	64.3	203.8	190.1
Wellness (1)	—	—	—	4.9

(1)         On July 1, 2013, we completed the transfer of ownership of Principal Wellness Company to Accountable Health, Inc. We have an equity interest in Accountable Health, Inc., which is reflected in the Corporate segment.

U.S. Insurance Solutions Segment Summary Financial Data

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	Increase (decrease)	2014	2013	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$485.5	$445.7	$39.8	$1,431.6	$1,354.5	$77.1
Fees and other revenues (1)	154.8	142.2	12.6	454.8	437.8	17.0
Net investment income	180.7	179.7	1.0	550.4	526.3	24.1
Total operating revenues	821.0	767.6	53.4	2,436.8	2,318.6	118.2
Expenses:
Benefits, claims and settlement expenses (1)	366.6	446.2	(79.6)	1,360.4	1,383.8	(23.4)
Dividends to policyholders	43.9	48.0	(4.1)	133.6	143.1	(9.5)
Operating expenses (1)	285.4	193.2	92.2	681.8	590.0	91.8
Total expenses	695.9	687.4	8.5	2,175.8	2,116.9	58.9
Operating earnings before income taxes	125.1	80.2	44.9	261.0	201.7	59.3
Income taxes	41.8	26.2	15.6	85.3	64.8	20.5
Operating earnings	$83.3	$54.0	$29.3	$175.7	$136.9	$38.8

(1)         For further details related to the impact associated with actuarial model and assumption updates for the three and nine months ended September 30, 2014, see “Transactions Affecting Comparability of Results of Operations — Individual Life Insurance Actuarial Model and Assumption Updates.”

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating Earnings

Operating earnings increased $29.9 million in our individual life insurance business primarily due to favorable unlocking associated with actuarial model and assumption updates partially offset by higher mortality.

Operating Revenues

Premiums increased $33.3 million in our specialty benefits insurance business primarily due to growth as a result of strong sales and retention, as well as improved employment and salary trends.

Fees and other revenues increased $12.6 million in our individual life insurance business primarily due to growth in the universal life and variable universal life lines of business.

Total Expenses

Benefits, claims and settlement expenses decreased $97.5 million in our individual life insurance business primarily due to favorable unlocking associated with actuarial model and assumption updates partially offset by higher mortality and growth in the business. Benefits, claims and settlement expenses increased $17.9 million in our specialty benefits insurance business primarily due to growth in the business partially offset by improvement in claim experience.

Operating expenses increased $76.6 million in our individual life insurance business primarily due to DAC unlocking associated with actuarial model and assumption updates.

Income Taxes

The effective income tax rate for the segment was 33% for both the three months ended September 30, 2014 and 2013. The effective income tax rate for the three months ended September 30, 2014, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income. The effective income tax rate for the three months ended September 30, 2013, was lower than the U.S. statutory rate primarily due to interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating Earnings

Operating earnings increased $30.8 million in our individual life insurance business primarily due to favorable unlocking associated with actuarial model and assumption updates partially offset by higher mortality. Operating earnings increased $8.0 million in our specialty benefits insurance business primarily due to growth in the business and favorable claim experience.

Operating Revenues

Premiums increased $79.5 million in our specialty benefits insurance business primarily due to growth as a result of strong sales and retention, as well as improving employment and salary trends.

Fees and other revenues increased $22.2 million in our individual life insurance business primarily due to growth in the universal life and variable universal life lines of business.

Net investment income increased due to an increase in invested assets and higher prepayment fees.

Total Expenses

Benefits, claims and settlement expenses decreased $70.8 million in our individual life insurance business primarily due to favorable unlocking associated with actuarial model and assumption updates partially offset by higher mortality and growth in the business. Benefits, claims and settlement expenses increased $47.4 million in our specialty benefits insurance business primarily due to growth in the business partially offset by slight improvement in claim experience.

Operating expenses increased $74.3 million in our individual life insurance business primarily due to DAC unlocking associated with actuarial model and assumption updates.

Income Taxes

The effective income tax rates for the segment were 33% and 32% for the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2014	2013	(decrease)	2014	2013	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(61.1)	$(52.5)	$(8.6)	$(163.3)	$(149.1)	$(14.2)
Expenses:
Total expenses	(16.7)	(9.7)	(7.0)	(48.4)	(9.1)	(39.3)
Operating loss before income taxes, preferred stock dividends and noncontrolling interest	(44.4)	(42.8)	(1.6)	(114.9)	(140.0)	25.1
Income tax benefits	(20.1)	(19.8)	(0.3)	(58.1)	(61.1)	3.0
Preferred stock dividends	8.2	8.2	—	24.7	24.7	—
Operating earnings attributable to noncontrolling interest	0.5	0.3	0.2	17.9	0.6	17.3
Operating loss	$(33.0)	$(31.5)	$(1.5)	$(99.4)	$(104.2)	$4.8

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating Loss

The operating loss did not materially change between the three months ended September 30, 2014 and the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of September 30, 2014, approximately $8.7 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment-type insurance contracts as of September 30, 2014.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$9,755.6	34.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,528.2	22.8
Market value adjustments	5,188.0	18.1
Subject to discretionary withdrawal without adjustments	7,125.4	24.9
Total domestic investment-type insurance contracts	$28,597.2	100.0%

Universal life insurance and certain traditional life insurance policies are also subject to discretionary withdrawals by policyholders. However, life insurance policies tend to be less susceptible to withdrawal than our investment-type insurance contracts because policyholders may be subject to a new underwriting process in order to obtain a new life insurance policy. In addition, our life insurance liabilities include surrender charges to discourage early surrenders.

As of September 30, 2014 and December 31, 2013, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,005.0 million and $1,105.0 million, respectively. As of September 30, 2014 and December 31, 2013, we had $126.3 million and $150.6 million, respectively, of outstanding borrowings, with no assets pledged as support as of September 30, 2014. During the first quarter of 2014, we refinanced $1,000.0 million of our revolving credit facilities. The facilities, effective March 28, 2014, were decreased to $900.0 million. The facilities include a $400.0 million 5-year facility with PFG, PFS and Principal Life as co-borrowers that matures March 2019; a $300.0 million 364-day facility with Principal Life as borrower that matures March 2015; and a $200.0 million 3-year credit facility with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, maturing March 2017. The revolving credit facilities are committed and provide 100% back-stop support for our commercial paper program. The

5-year and 364-day facilities are supported by seventeen banks and the 3-year facility is supported by fourteen banks, most of which have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable there is a very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Total stockholder dividends paid by Principal Life to its parent as of September 30, 2014, were $450.0 million. As of September 30, 2014, we had $455.5 million of cash and highly liquid assets in the holding companies.

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

Net cash provided by operating activities was $2,197.6 million and $1,397.9 million for the nine months ended September 30, 2014 and 2013, respectively. From our insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2014 compared to 2013 is primarily due to growth in the business, sales of certain real estate as well as fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $827.3 million and $1,432.8 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in cash used in investing activities in 2014 compared to 2013 is primarily the result of the first quarter 2013 acquisition of Cuprum offset in part by increased net purchases of investments in 2014.

Net cash used in financing activities was $2,471.3 million and $2,435.2 million for the nine months ended September 30, 2014 and 2013, respectively. The slight increase in cash used in financing activities is the result of largely offsetting items. This includes increased cash used to acquire noncontrolling interests in Columbus Circle Investors and Cuprum, increased treasury stock acquired and increased dividends to common stockholders in 2014. The increase is primarily offset by a decrease in net withdrawals of investment contracts and a decrease in banking deposits resulting from Principal Bank’s transformation to a limited purpose trust institution.

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

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of September 30, 2014, we have no preferred dividend restrictions. The dividend payments on our preferred stock are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt. The components of short-term debt were as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Short-term credit facilities	$97.8	$117.8
Other recourse short-term debt	28.5	32.8
Total short-term debt	$126.3	$150.6

Long-Term Debt. As of September 30, 2014, there have been no significant changes to long-term debt since December 31, 2013.

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	September 30, 2014	December 31, 2013
	(in millions)

Dividends to stockholders	$276.7	$288.4
Repurchase of common stock	222.5	153.6
Total cash returned to stockholders	$499.2	$442.0

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	September 30, 2014	December 31, 2013
	(in millions)
Debt:
Short-term debt	$126.3	$150.6
Long-term debt	2,529.2	2,601.4
Total debt	2,655.5	2,752.0

Equity excluding AOCI	9,936.3	9,501.0
Total capitalization excluding AOCI	$12,591.8	$12,253.0
Debt to equity excluding AOCI	27%	29%
Debt to capitalization excluding AOCI	21%	22%

On March 1, 2014, Principal Life redeemed the $100.0 million surplus notes, due in 2044, in whole at a redemption price equal to 102.3% of par, which was approved by the Commissioner.

Contractual Obligations and Contractual Commitments

As of September 30, 2014, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2013.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of September 30, 2014, there have been no significant changes to guarantees and indemnifications since December 31, 2013. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength Rating and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ratings and other factors.

In June 2014, Fitch affirmed PFG’s credit ratings and the financial strength ratings of Principal Life and Principal National Life Insurance Company at ‘AA-’, noting our strong capitalization and stable, balanced operating profitability. The outlook was revised to ‘stable’ from ‘negative’ reflecting the contribution of Cuprum to overall profitability, which exceeded expectations, and gradually declining financial leverage.

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

All four of the rating agencies maintain a ‘stable’ outlook on the U.S. life insurance sector. The rating agencies acknowledge that interest rates remain at historically low levels, and with prospects for higher rates uncertain, the resulting slow-growth economy continues to act as a headwind and has prevented strong industry growth. However, the agencies have also cited that the U.S. life insurance industry has maintained strong risk-adjusted capital, generated steady U.S. GAAP and Statutory earnings, improved balance sheet fundamentals and enhanced risk-focused decision making since the financial crisis. The rating agencies have indicated they expect gradually increasing interest rates will help stabilize earnings on spread businesses and rising equity markets will grow assets under management.

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

As of September 30, 2014, 38% of our net assets (liabilities) were Level 1, 59% were Level 2 and 3% were Level 3. Excluding separate account assets as of September 30, 2014, 1% of our net assets (liabilities) were Level 1, 98% were Level 2 and 1% were Level 3.

As of December 31, 2013, 37% of our net assets (liabilities) were Level 1, 60% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2013, 1% of our net assets (liabilities) were Level 1, 98% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2014, were $6,301.1 million as compared to $5,885.5 million as of December 31, 2013. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets.

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

Investments

We had total consolidated assets as of September 30, 2014, of $216,422.8 million, of which $68,094.9 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of September 30, 2014, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	September 30, 2014		December 31, 2013
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$34,694.8	51%	$33,999.7	51%
Private	15,542.1	23	15,320.5	23
Equity securities	932.4	1	827.4	1
Mortgage loans:
Commercial	10,569.0	16	10,299.0	15
Residential	1,175.9	2	1,234.6	2
Real estate held for sale	176.8	—	182.3	—
Real estate held for investment	1,175.3	2	1,089.3	2
Policy loans	837.7	1	859.7	1
Other investments	2,990.9	4	2,944.4	5
Total invested assets	68,094.9	100%	66,756.9	100%
Cash and cash equivalents	1,270.8		2,371.8
Total invested assets and cash	$69,365.7		$69,128.7

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

	For the three months ended September 30,				Increase (decrease)		For the nine months ended September 30,				Increase (decrease)
	2014		2013		2014 vs. 2013		2014		2013		2014 vs. 2013
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.6%	$548.6	5.0%	$594.9	(0.4)%	$(46.3)	4.8%	$1,719.3	4.9%	$1,754.6	(0.1)%	$(35.3)
Equity securities	11.3	26.3	(1.6)	(3.3)	12.9	29.6	9.6	63.5	1.3	5.7	8.3	57.8
Mortgage loans — commercial	5.1	134.2	5.1	136.9	—	(2.7)	5.2	411.9	5.2	406.6	—	5.3
Mortgage loans — residential	5.6	16.8	6.7	21.0	(1.1)	(4.2)	7.1	64.7	5.2	50.3	1.9	14.4
Real estate	4.7	15.5	4.1	13.0	0.6	2.5	9.5	93.6	4.5	42.0	5.0	51.6
Policy loans	5.9	12.3	5.8	12.5	0.1	(0.2)	5.8	37.0	5.8	37.4	—	(0.4)
Cash and cash equivalents	0.4	1.6	0.6	2.2	(0.2)	(0.6)	0.4	4.9	0.5	12.2	(0.1)	(7.3)
Other investments	4.5	34.0	3.5	26.2	1.0	7.8	4.8	106.4	3.0	71.6	1.8	34.8
Total before investment expenses	4.7	789.3	4.8	803.4	(0.1)	(14.1)	5.0	2,501.3	4.6	2,380.4	0.4	120.9
Investment expenses	(0.1)	(18.9)	(0.1)	(18.9)	—	—	(0.1)	(57.2)	(0.1)	(56.9)	—	(0.3)
Net investment income	4.6%	$770.4	4.7%	$784.5	(0.1)%	$(14.1)	4.9%	$2,444.1	4.5%	$2,323.5	0.4%	$120.6

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net investment income decreased due to lower yields on average invested assets and cash partially resulting from lower inflation in Chile and the weakening of the Chilean peso against the U.S. dollar. This decrease was partially offset by favorable market changes on our mandatory investment in the pension funds of our Chilean pension company.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net investment income increased due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile, favorable market changes on our mandatory investment in the pension funds of our Chilean pension company, gains on the sale of certain real estate held for sale and an increase in prepayment fees in our U.S. operations. These increases were partially offset by weakening of the Chilean peso against the U.S. dollar and lower yields on average invested assets and cash in our U.S. operations.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for our invested assets for the periods indicated.

	For the three months ended September 30,		Increase (decrease)	For the nine months ended September 30,		Increase (decrease)
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(21.6)	$(21.2)	$(0.4)	$(68.6)	$(70.4)	$1.8
Commercial mortgages — credit impairments	(1.3)	(0.7)	(0.6)	0.9	(6.4)	7.3
Other — credit impairments	(11.0)	(2.5)	(8.5)	(5.9)	(13.9)	8.0
Fixed maturities, available-for-sale and trading — noncredit	12.5	1.6	10.9	55.3	4.1	51.2
Derivatives and related hedge activities (2)	(26.6)	(43.6)	17.0	(18.6)	(107.2)	88.6
Other gains (losses)	1.6	15.5	(13.9)	77.9	11.9	66.0
Net realized capital gains (losses)	$(46.4)	$(50.9)	$4.5	$41.0	$(181.9)	$222.9

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, were a net gain of $0.1 million and $0.0 million for the three months ended September 30, 2014 and 2013, and $0.9 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively.

(2)                                 Includes fixed maturities, available-for-sale impairment-related net gains of $0.0 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively, which were hedged by derivatives reflected in this line. There were no fixed maturities available-for-sale impairment-related net gains in this line for the three months ended September 30, 2014 and 2013.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net realized capital gains on fixed maturities, available-for-sale and trading — noncredit increased primarily due to gains on trading securities related to changes in interest rates and credit spreads.

Net realized capital losses on derivatives and related hedge activities decreased due to lower losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments, and increased gains on derivatives not designated as hedging instruments including interest rate swaps due to changes in interest rates. This was partially offset by increased losses on currency forwards and currency swaps due to changes in exchange rates.

Other net realized capital gains decreased due to lower gains on sales of real estate investments and joint venture real estate and net losses in 2014 versus gains in 2013 on seed money investments.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Commercial mortgages — credit impairments had net gains in 2014 versus net losses in 2013 as a result of improved market conditions. For additional information, see “U.S. Investment Operations — Mortgage Loans — Commercial Mortgage Loan Valuation Allowance.”

Other — credit impairments losses decreased due to recoveries on equity securities, available-for sale.

Net realized capital gains on fixed maturities, available-for-sale and trading — noncredit increased primarily due to the sale of a long dated structured security and gains on trading securities related to changes in interest rates and credit spreads.

Net realized capital losses on derivatives and related hedge activities decreased due to lower losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments and gains versus losses on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates. This was partially offset by increased losses on currency forwards and currency swaps due to changes in exchange rates.

Other net realized capital gains increased due to higher gains on sales of real estate investments and joint venture real estate and foreign currency translation losses on cash held for the Cuprum acquisition that was completed in the first quarter 2013.

U.S. Investment Operations

Of our invested assets, $62,021.4 million were held by our U.S. operations as of September 30, 2014. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of September 30, 2014, there are thirteen members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $1,091.8 million and 4.3%, respectively, as of September 30, 2014 and $768.0 million and 4.5%, respectively, as of December 31, 2013. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $4,152.3 million and 3.4%, respectively, as of September 30, 2014 and $4,155.1 million and 3.6%, respectively, as of December 31, 2013.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	September 30, 2014	December 31, 2013	September 30, 2014		December 31, 2013
New mortgages	50%	49%	2.6	X	2.8	X
Entire mortgage portfolio	48%	50%	2.5	X	2.5	X

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

	September 30, 2014		December 31, 2013
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$31,440.2	51%	$30,638.2	51%
Private	15,539.7	25	15,319.3	25
Equity securities	295.6	—	272.3	—
Mortgage loans:
Commercial	10,529.0	17	10,253.8	17
Residential	555.4	1	565.4	1
Real estate held for sale	174.7	—	179.5	—
Real estate held for investment	1,173.2	2	1,086.9	2
Policy loans	815.3	1	834.9	1
Other investments	1,498.3	3	1,495.7	3
Total invested assets	62,021.4	100%	60,646.0	100%
Cash and cash equivalents	1,158.7		2,266.8
Total invested assets and cash	$63,180.1		$62,912.8

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred securities. Included in the privately placed category as of September 30, 2014 and December 31, 2013, were $10.4 billion and $10.3 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	September 30, 2014		December 31, 2013
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. government and agencies	$946.9	2%	$780.5	2%
States and political subdivisions	4,227.6	9	3,796.0	8
Non-U.S. governments	459.0	1	523.6	1
Corporate - public	17,068.1	36	16,882.6	37
Corporate - private	12,501.9	27	12,483.5	27
Residential mortgage-backed pass-through securities	2,828.1	6	2,871.1	6
Commercial mortgage-backed securities	4,013.7	9	4,028.2	9
Residential collateralized mortgage obligations	1,113.7	2	992.1	2
Asset-backed securities	3,820.9	8	3,599.9	8
Total fixed maturities	$46,979.9	100%	$45,957.5	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 25% of total fixed maturities as of September 30, 2014 and 26% as of December 31, 2013. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	September 30, 2014	December 31, 2013
	(in millions)
European Union, excluding UK	$3,841.3	$3,925.1
United Kingdom	2,578.9	2,656.1
Asia-Pacific	1,515.1	1,542.9
Australia/New Zealand	1,354.0	1,285.3
Latin America	1,023.1	1,042.8
Europe, non-European Union	891.5	951.0
Middle East and Africa	371.2	411.6
Other (1)	320.9	241.3
Total	$11,896.0	$12,056.1

(1)            Includes exposure from 1 country and various supranational organizations as of both September 30, 2014, and December 31, 2013.

International fixed maturities are determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of September 30, 2014 and December 31, 2013, our investments in Canada totaled $1,533.3 million and $1,486.5 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of September 30, 2014.

Amortized cost
(in millions)
General Electric Co	$216.5
AT&T Inc.	196.2
People’s Republic of China	162.4
Berkshire Hathaway Inc.	160.6
Duke Energy Corporation	153.2
JPMorgan Chase & Co.	152.5
MetLife, Inc.	142.4
Verizon Communications Inc.	132.6
Mars, Incorporated	132.6
Prudential Financial Inc.	129.8
Total top ten exposures	$1,578.8

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

		September 30, 2014			December 31, 2013
NAIC Rating	Rating Agency Equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
	($ in millions)
1	AAA/AA/A	$27,851.2	$29,457.1	63%	$27,137.0	$28,096.1	61%
2	BBB	13,002.5	13,985.2	30	13,808.3	14,587.8	32
3	BB	2,659.6	2,665.4	6	2,439.9	2,444.0	5
4	B	517.9	515.5	1	554.6	512.6	1
5	CCC and lower	230.8	193.9	—	216.4	179.7	1
6	In or near default	198.3	162.8	—	217.3	137.3	—
	Total fixed maturities	$44,460.3	$46,979.9	100%	$44,373.5	$45,957.5	100%

Fixed maturities include 57 securities with an amortized cost of $387.2 million, gross gains of $4.8 million, gross losses of $1.6 million and a carrying amount of $390.4 million as of September 30, 2014, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of September 30, 2014, based on amortized cost, 57% of our CMBS portfolio had ratings of A or higher and 39% was issued prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and year of issuance (“vintage”) for our CMBS portfolio as of the periods indicated.

	September 30, 2014
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$15.5	$16.0	$10.2	$11.2	$4.8	$5.0	$21.9	$26.6	$56.6	$60.7	$109.0	$119.5
2004	2.9	3.5	33.6	34.2	37.5	39.3	16.0	17.1	43.0	42.8	133.0	136.9
2005	272.7	278.3	57.0	59.0	28.8	29.8	85.1	86.8	141.3	127.6	584.9	581.5
2006	87.5	90.5	22.4	23.2	67.0	70.9	131.9	137.3	129.3	117.9	438.1	439.8
2007	43.9	45.7	102.3	112.5	156.0	171.6	197.5	212.5	738.8	739.3	1,238.5	1,281.6
2008	25.4	27.3	26.8	29.4	—	—	29.0	30.0	55.5	61.5	136.7	148.2
2009	60.6	63.3	54.0	56.4	18.5	19.3	—	—	—	—	133.1	139.0
2010	64.9	69.0	41.6	43.1	—	—	—	—	—	—	106.5	112.1
2011	83.9	85.0	138.2	139.6	2.2	2.2	—	—	—	—	224.3	226.8
2012	209.1	212.9	146.5	147.7	2.4	2.3	—	—	—	—	358.0	362.9
2013	208.9	208.6	68.0	67.9	—	—	15.7	15.7	10.4	10.4	303.0	302.6
2014	143.7	144.4	18.4	18.4	—	—	—	—	—	—	162.1	162.8
Total (1)	$1,219.0	$1,244.5	$719.0	$742.6	$317.2	$340.4	$497.1	$526.0	$1,174.9	$1,160.2	$3,927.2	$4,013.7

(1)             The CMBS portfolio included agency CMBS with a $414.2 million amortized cost and a $418.1 million carrying amount.

	December 31, 2013
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$19.2	$20.0	$10.0	$11.3	$0.7	$0.7	$27.8	$31.7	$72.4	$71.2	$130.1	$134.9
2004	29.4	29.7	61.6	63.2	43.1	44.3	31.6	33.2	71.1	63.4	236.8	233.8
2005	306.8	321.2	52.1	55.6	39.2	40.2	116.1	118.8	158.0	133.7	672.2	669.5
2006	99.7	104.4	27.5	29.1	67.5	72.1	128.4	134.4	131.8	111.8	454.9	451.8
2007	67.7	70.3	73.8	83.1	141.4	156.2	225.3	245.0	848.8	732.3	1,357.0	1,286.9
2008	10.9	11.4	43.6	49.0	—	—	18.4	19.2	67.3	72.1	140.2	151.7
2009	81.5	85.5	74.3	77.9	18.6	19.7	—	—	—	—	174.4	183.1
2010	63.7	69.6	56.1	57.6	—	—	—	—	—	—	119.8	127.2
2011	98.7	99.1	119.4	119.7	—	—	—	—	—	—	218.1	218.8
2012	220.7	219.2	152.3	151.7	—	—	—	—	—	—	373.0	370.9
2013	141.7	138.8	61.6	60.8	—	—	—	—	—	—	203.3	199.6
Total (1)	$1,140.0	$1,169.2	$732.3	$759.0	$310.5	$333.2	$547.6	$582.3	$1,349.4	$1,184.5	$4,079.8	$4,028.2

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

	September 30, 2014	December 31, 2013
	($ in millions)
Total fixed maturities (public and private)	$46,979.9	$45,957.5
Problem fixed maturities (1)	$325.4	$417.1
Potential problem fixed maturities	206.1	157.0
Total problem, potential problem and restructured fixed maturities	$531.5	$574.1
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	1.13%	1.25%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $21.7 million and $21.3 million for the three months ended September 30, 2014 and 2013, respectively and $66.7 million and $68.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$3,875.4	$149.6	$80.0	$3,945.0
Finance — Brokerage	316.2	23.6	0.2	339.6
Finance — Finance Companies	205.0	8.3	0.8	212.5
Finance — Financial Other	409.3	54.5	0.1	463.7
Finance — Insurance	2,315.5	268.5	1.9	2,582.1
Finance — REITS	901.5	45.8	1.6	945.7
Industrial — Basic Industry	1,506.7	93.8	5.3	1,595.2
Industrial — Capital Goods	1,531.6	137.6	2.1	1,667.1
Industrial — Communications	2,302.1	250.2	6.9	2,545.4
Industrial — Consumer Cyclical	1,261.3	75.8	2.6	1,334.5
Industrial — Consumer Non-Cyclical	3,112.0	207.7	7.1	3,312.6
Industrial — Energy	2,841.6	288.4	6.1	3,123.9
Industrial — Other	391.8	24.1	0.1	415.8
Industrial — Technology	1,100.0	48.6	2.3	1,146.3
Industrial — Transportation	911.9	61.5	2.1	971.3
Utility — Electric	2,668.0	237.2	9.9	2,895.3
Utility — Natural Gas	233.9	16.8	0.2	250.5
Utility — Other	298.7	21.4	0.1	320.0
Government guaranteed	1,232.5	130.3	3.3	1,359.5
Total corporate securities	27,415.0	2,143.7	132.7	29,426.0
Residential mortgage-backed pass-through securities	2,698.1	108.0	15.3	2,790.8
Commercial mortgage-backed securities	3,925.8	164.7	78.2	4,012.3
Residential collateralized mortgage obligations	1,097.0	22.8	6.1	1,113.7
Asset-backed securities — Home equity (1)	319.9	14.2	15.7	318.4
Asset-backed securities — All other	2,968.1	18.7	4.5	2,982.3
Collateralized debt obligations — Credit	52.6	—	17.3	35.3
Collateralized debt obligations — CMBS	3.3	3.7	—	7.0
Collateralized debt obligations — Loans	437.6	3.3	2.4	438.5
Total mortgage-backed and other asset-backed securities	11,502.4	335.4	139.5	11,698.3
U.S. government and agencies	882.2	18.3	8.4	892.1
States and political subdivisions	3,875.8	233.9	15.7	4,094.0
Non-U.S. governments	374.4	85.2	0.6	459.0
Total fixed maturities, available-for-sale	$44,049.8	$2,816.5	$296.9	$46,569.4

(1) This exposure is all related to sub-prime mortgage loans.

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,053.6	$172.5	$113.7	$4,112.4
Finance — Brokerage	233.0	15.4	1.2	247.2
Finance — Finance Companies	159.2	9.3	—	168.5
Finance — Financial Other	496.4	56.6	1.1	551.9
Finance — Insurance	2,432.8	193.3	7.7	2,618.4
Finance — REITS	861.9	45.9	7.0	900.8
Industrial — Basic Industry	1,539.9	80.2	14.4	1,605.7
Industrial — Capital Goods	1,612.2	119.4	5.4	1,726.2
Industrial — Communications	2,043.4	153.1	13.7	2,182.8
Industrial — Consumer Cyclical	1,591.3	110.7	6.9	1,695.1
Industrial — Consumer Non-Cyclical	3,117.2	189.0	17.2	3,289.0
Industrial — Energy	2,885.6	231.7	21.8	3,095.5
Industrial — Other	382.7	20.8	1.6	401.9
Industrial — Technology	995.9	47.6	5.1	1,038.4
Industrial — Transportation	829.5	41.7	8.6	862.6
Utility — Electric	2,731.9	178.2	34.6	2,875.5
Utility — Natural Gas	198.6	13.4	2.9	209.1
Utility — Other	281.0	18.7	1.8	297.9
Government guaranteed	1,269.9	113.7	6.8	1,376.8
Total corporate securities (1)	27,716.0	1,811.2	271.5	29,255.7

Residential mortgage-backed pass-through securities	2,779.2	91.1	46.7	2,823.6
Commercial mortgage-backed securities	4,078.0	170.6	222.2	4,026.4
Residential collateralized mortgage obligations	983.6	19.2	10.7	992.1
Asset-backed securities — Home equity (2)	344.8	12.0	21.6	335.2
Asset-backed securities — All other	2,829.1	20.6	9.2	2,840.5
Collateralized debt obligations — Credit	54.5	—	31.1	23.4
Collateralized debt obligations — CMBS	36.7	2.7	2.0	37.4
Collateralized debt obligations — Loans	300.7	3.3	1.4	302.6
Total mortgage-backed and other asset-backed securities	11,406.6	319.5	344.9	11,381.2

U.S. government and agencies	818.2	12.7	50.4	780.5
States and political subdivisions	3,622.8	120.9	85.7	3,658.0
Non-U.S. governments	451.4	73.3	1.1	523.6
Total fixed maturities, available-for-sale	$44,015.0	$2,337.6	$753.6	$45,599.0

(1)                                 Reclassifications have been made to prior periods to conform to the current period presentation.

(2)                                 This exposure is all related to sub-prime mortgage loans.

Of the $296.9 million in gross unrealized losses as of September 30, 2014, there were $1.2 million in losses attributed to securities scheduled to mature in one year or less, $16.2 million attributed to securities scheduled to mature between one to five years, $26.1 million attributed to securities scheduled to mature between five to ten years, $113.9 million attributed to securities scheduled to mature after ten years and $139.5 million related to mortgage-backed and other ABS that are not classified by maturity year. As of September 30, 2014, we were in a $2,519.6 million net unrealized gain position as compared to a $1,584.0 million net unrealized gain position as of December 31, 2013. The $935.6 million increase in net unrealized gains for the nine months ended September 30, 2014, can primarily be attributed to an approximate 27 basis points decrease in interest rates and tightening of spreads.

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

	September 30, 2014				December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$27,510.6	$1,946.5	$103.5	$29,353.6	$27,611.6	$1,560.3	$377.6	$28,794.3
Private	13,007.6	776.9	31.3	13,753.2	13,023.7	666.8	110.9	13,579.6
Below investment grade:
Public	1,867.0	43.0	93.2	1,816.8	1,744.3	54.7	141.9	1,657.1
Private	1,664.6	50.1	68.9	1,645.8	1,635.4	55.8	123.2	1,568.0
Total fixed maturities, available-for-sale	$44,049.8	$2,816.5	$296.9	$46,569.4	$44,015.0	$2,337.6	$753.6	$45,599.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	September 30, 2014
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$1,748.1	$9.5	$1,023.7	$6.8	$2,771.8	$16.3
Greater than three to six months	275.4	2.2	218.6	2.1	494.0	4.3
Greater than six to nine months	17.1	0.2	63.9	0.3	81.0	0.5
Greater than nine to twelve months	34.4	0.3	74.9	1.0	109.3	1.3
Greater than twelve to twenty-four months	1,611.5	52.5	440.0	12.3	2,051.5	64.8
Greater than twenty-four to thirty-six months	32.4	2.6	1.9	—	34.3	2.6
Greater than thirty-six months	427.7	36.2	200.5	8.8	628.2	45.0
Total fixed maturities, available-for-sale	$4,146.6	$103.5	$2,023.5	$31.3	$6,170.1	$134.8

	December 31, 2013
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,047.4	$19.5	$983.5	$9.0	$3,030.9	$28.5
Greater than three to six months	190.6	4.1	230.5	6.0	421.1	10.1
Greater than six to nine months	3,605.4	227.0	1,222.5	52.8	4,827.9	279.8
Greater than nine to twelve months	172.7	13.2	54.8	2.9	227.5	16.1
Greater than twelve to twenty-four months	187.0	19.8	39.3	3.0	226.3	22.8
Greater than twenty-four to thirty-six months	39.2	2.7	42.8	1.0	82.0	3.7
Greater than thirty-six months	523.2	91.3	286.9	36.2	810.1	127.5
Total fixed maturities, available-for-sale	$6,765.5	$377.6	$2,860.3	$110.9	$9,625.8	$488.5

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	September 30, 2014
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$366.3	$4.3	$448.3	$5.7	$814.6	$10.0
Greater than three to six months	8.5	0.5	62.4	0.9	70.9	1.4
Greater than six to nine months	7.4	—	115.2	2.9	122.6	2.9
Greater than nine to twelve months	—	—	0.2	0.1	0.2	0.1
Greater than twelve to twenty-four months	25.4	0.9	76.1	3.8	101.5	4.7
Greater than twenty-four to thirty-six months	0.7	—	0.8	0.7	1.5	0.7
Greater than thirty-six months	349.0	87.5	212.8	54.8	561.8	142.3
Total fixed maturities, available-for-sale	$757.3	$93.2	$915.8	$68.9	$1,673.1	$162.1

	December 31, 2013
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$157.6	$2.3	$103.8	$2.7	$261.4	$5.0
Greater than three to six months	23.2	0.8	50.5	0.4	73.7	1.2
Greater than six to nine months	79.6	2.2	104.0	4.4	183.6	6.6
Greater than nine to twelve months	—	0.1	19.4	0.4	19.4	0.5
Greater than twelve to twenty-four months	—	—	12.4	1.4	12.4	1.4
Greater than twenty-four to thirty-six months	41.8	2.8	12.5	3.3	54.3	6.1
Greater than thirty-six months	452.5	133.7	275.5	110.6	728.0	244.3
Total fixed maturities, available-for-sale	$754.7	$141.9	$578.1	$123.2	$1,332.8	$265.1

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	September 30, 2014
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$2.3	$1.1	$2.3	$1.1
Greater than three to six months	7.7	5.1	0.6	0.2	8.3	5.3
Greater than six to nine months	—	—	0.1	0.2	0.1	0.2
Greater than nine to twelve months	—	—	13.3	4.1	13.3	4.1
Greater than twelve months	79.5	50.2	170.3	53.6	249.8	103.8
Total fixed maturities, available-for-sale	$87.2	$55.3	$186.6	$59.2	$273.8	$114.5

	December 31, 2013
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$0.7	$0.2	$28.3	$9.3	$29.0	$9.5
Greater than three to six months	—	—	4.1	1.6	4.1	1.6
Greater than six to nine months	13.3	4.1	1.4	0.9	14.7	5.0
Greater than nine to twelve months	—	—	5.0	1.9	5.0	1.9
Greater than twelve months	127.7	169.7	271.3	108.6	399.0	278.3
Total fixed maturities, available-for-sale	$141.7	$174.0	$310.1	$122.3	$451.8	$296.3

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $10,529.0 million and $10,253.8 million as of September 30, 2014 and December 31, 2013, respectively. The carrying amount of our residential mortgage loan portfolio was $555.4 million and $565.4 million as of September 30, 2014 and December 31, 2013, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 20% and 21% of our commercial mortgage loan portfolio as of September 30, 2014 and December 31, 2013, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of September 30, 2014 and December 31, 2013, the total number of commercial mortgage loans outstanding was 923 and 953, of which 64% and 66% were for loans with principal balances less than $10 million, respectively. The average loan size of our commercial mortgage portfolio was $11.4 million and $10.8 million as of September 30, 2014 and December 31, 2013, respectively.

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

	September 30, 2014	December 31, 2013
	($ in millions)
Total commercial mortgages	$10,529.0	$10,253.8
Problem commercial mortgages (1)	$0.9	$30.8
Potential problem commercial mortgages	49.9	34.0
Restructured problem commercial mortgages	6.7	25.0
Total problem, potential problem and restructured commercial mortgages	$57.5	$89.8
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	0.55%	0.88%

(1)                                 Includes $0.0 million and $8.0 million of commercial mortgage loans in foreclosure as of September 30, 2014 and December 31, 2013, respectively.

Commercial Mortgage Loan Valuation Allowance. The valuation allowance for commercial mortgage loans includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar risk characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss may occur. For further details on the commercial mortgage loan valuation allowance, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Investments — Mortgage Loan Valuation Allowance.”

The valuation allowance decreased $0.9 million for the nine months ended September 30, 2014, and decreased $23.1 million for the year ended December 31, 2013. The decrease in the level of valuation allowance during 2014 and 2013 was related to the same market factors as those causing the decrease in the level of problem, potential problem and restructured commercial mortgages for the nine months ended September 30, 2014.

The following table represents our commercial mortgage loan valuation allowance for the periods indicated.

	September 30, 2014	December 31, 2013
	($ in millions)
Balance, beginning of period	$28.7	$51.8
Provision	(0.6)	4.1
Charge-offs	(0.3)	(28.0)
Recoveries	—	0.8
Balance, end of period	$27.8	$28.7
Valuation allowance as % of carrying value before reserves	0.26%	0.28%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $322.4 million and $394.9 million and first lien mortgages with an amortized cost of $262.6 million and $210.8 million as of September 30, 2014 and December 31, 2013, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $21.6 million and $23.8 million as of September 30, 2014 and December 31, 2013, respectively.

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

Our residential mortgage loan portfolio, and in particular our home equity loan portfolio, experienced an increase in loss severity from sustained elevated levels of unemployment along with continued depressed collateral values beginning in 2010. While these factors continue to drive charge-offs, loss rates overall have stabilized and the portfolio balance continues to decline. The following table represents our residential mortgage loan valuation allowance for the periods indicated.

	September 30, 2014	December 31, 2013
	($ in millions)
Balance, beginning of period	$40.3	$44.4
Provision	7.4	11.1
Charge-offs	(20.8)	(18.3)
Recoveries	2.7	3.1
Balance, end of period	$29.6	$40.3
Valuation allowance as % of carrying value before reserves	5.1%	6.7%

Real Estate

Real estate consists primarily of commercial equity real estate. As of September 30, 2014 and December 31, 2013, the carrying amount of our equity real estate investment was $1,347.9 million, or 2%, and $1,266.4 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,173.2 million and $1,086.9 million as of September 30, 2014 and December 31, 2013, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized losses and, accordingly, are reflected in our consolidated results of operations. Impairments recorded for the year ended December 31, 2013 were $7.1 million. There were no such impairment adjustments for the nine months ended September 30, 2014.

The carrying amount of real estate held for sale was $174.7 million and $179.5 million as of September 30, 2014 and December 31, 2013, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. No valuation allowance was established during the nine months ended September 30, 2014, or the year ended December 31, 2013.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with 75% of the concentration in the Pacific, South Atlantic, and West South Central regions of the United States as of September 30, 2014. By property type, there is a concentration in office that represented approximately 49% of the equity real estate portfolio as of September 30, 2014.

Other Investments

Our other investments totaled $1,498.3 million as of September 30, 2014, compared to $1,495.7 million as of December 31, 2013. Derivative assets accounted for $548.6 million and $651.1 million in other investments as of September 30, 2014 and December 31, 2013, respectively. The remaining invested assets include equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners.

International Investment Operations

Of our invested assets, $6,073.5 million were held by our Principal International segment as of September 30, 2014. The assets are managed by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	September 30, 2014		December 31, 2013
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$3,254.6	54%	$3,361.5	55%
Private	2.4	—	1.2	—
Equity securities	636.8	10	555.1	9
Mortgage loans:
Commercial	40.0	1	45.2	1
Residential	620.5	10	669.2	11
Real estate held for sale	2.1	—	2.8	—
Real estate held for investment	2.1	—	2.4	—
Policy loans	22.4	—	24.8	—
Other investments:
Investment in equity method subsidiaries	642.0	11	646.3	11
Direct financing leases	751.7	12	720.2	12
Derivative assets and other short-term investments	98.9	2	82.2	1
Total invested assets	6,073.5	100%	6,110.9	100%
Cash and cash equivalents	112.1		105.0
Total invested assets and cash	$6,185.6		$6,215.9

Regulations in certain locations require mandatory investment in the funds we manage. These mandatory required investments are classified as equity securities, trading within our consolidated statements of financial position, with all mark-to-market changes reflected in net investment income. Our investment is primarily dictated by client activity and all investment performance is retained by us.

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

An increase in market interest rates may cause the fair value of our financial assets to decline. The reduction in the fair value of our financial assets would be partly offset by a corresponding reduction in the fair value of our financial liabilities. The following tables show the net estimated potential loss in fair value at total company level from a hypothetical 100 basis point immediate, parallel increase in interest rates as of September 30, 2014, and December 31, 2013. Our selection of a 100 basis point immediate, parallel increase in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management’s assessment of changing market conditions and available investment opportunities.

	As of September 30, 2014
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$49,627.5	$47,145.5	$(2,482.0)
Fixed maturities, trading		609.4	586.9	(22.5)
Mortgage loans		12,233.7	11,682.6	(551.1)
Policy loans		1,031.8	939.9	(91.9)
Equity securities, trading		621.4	604.2	(17.2)
Other investments		114.3	119.5	5.2

Financial liabilities with interest rate risk:
Investment-type insurance contracts		(28,588.5)	(27,813.7)	774.8
Long-term debt		(2,756.7)	(2,509.5)	247.2
Bank deposits		(1,953.1)	(1,944.7)	8.4

Derivatives with interest rate risk:
Interest rate swaps	$18,747.5	(141.2)	(257.5)	(116.3)
Currency swaps	2,034.5	30.7	26.5	(4.2)
Equity options	2,967.8	(127.6)	(168.8)	(41.2)
Interest rate options	4,900.0	37.5	52.0	14.5
Swaptions	260.0	0.1	0.9	0.8
Interest rate futures	139.5	—	10.4	10.4

Net estimated potential loss in fair value				$(2,265.1)

	As of December 31, 2013
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$48,757.1	$46,522.2	$(2,234.9)
Fixed maturities, trading		563.1	540.4	(22.7)
Mortgage loans		11,773.5	11,291.1	(482.4)
Policy loans		963.3	891.3	(72.0)
Equity securities, trading		416.5	400.4	(16.1)
Other investments		118.0	120.8	2.8

Financial liabilities with interest rate risk:
Investment-type insurance contracts		(30,100.0)	(29,274.0)	826.0
Long-term debt		(2,692.1)	(2,455.9)	236.2
Bank deposits		(1,951.1)	(1,941.7)	9.4

Derivatives with interest rate risk:
Interest rate swaps	$20,570.8	(365.4)	(459.3)	(93.9)
Currency swaps	2,367.5	106.0	110.8	4.8
Equity options	1,719.7	(125.4)	(152.1)	(26.7)
Interest rate options	4,100.0	41.7	57.5	15.8
Swaptions	325.0	1.0	3.5	2.5
Interest rate futures	92.5	(1.1)	3.0	4.1

Net estimated potential loss in fair value				$(1,847.1)

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

The tables above do not include approximately $30,426.3 million of liabilities relating to insurance contracts involving significant mortality or morbidity risk as of September 30, 2014 and $29,426.9 million as of December 31, 2013, which are not considered financial liabilities. We believe the interest rate sensitivities of these insurance liabilities would economically serve as a partial offset to the net interest rate risk of the financial assets and liabilities that are set forth in these tables.

Our net estimated potential loss in fair value as of September 30, 2014, increased $418.0 million from December 31, 2013, primarily due to an increase in the duration of our financial assets.

The following table provides detail on the differences between the interest rates being credited to contractholders as of September 30, 2014, and the respective guaranteed minimum interest rates (“GMIRs”), broken down by GMIR level within the Retirement and Investor Services and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Investor Services
Up to 1.00%	$468.7	$925.5	$4,272.4	$124.1	$0.3	$5,791.0
1.01% - 2.00%	409.0	100.6	113.2	59.6	—	682.4
2.01% - 3.00%	8,512.7	1.7	7.5	113.4	—	8,635.3
3.01% - 4.00%	240.7	—	—	—	—	240.7
Subtotal	9,631.1	1,027.8	4,393.1	297.1	0.3	15,349.4

U.S. Insurance Solutions
Up to 1.00%	—	—	31.6	2.5	—	34.1
1.01% - 2.00%	273.7	—	131.5	87.4	27.9	520.5
2.01% - 3.00%	1,853.3	1,014.6	188.9	74.8	0.1	3,131.7
3.01% - 4.00%	1,402.8	68.8	15.1	40.4	5.9	1,533.0
4.01% - 5.00%	169.6	84.2	70.3	19.0	—	343.1
Subtotal	3,699.4	1,167.6	437.4	224.1	33.9	5,562.4

Total	$13,330.5	$2,195.4	$4,830.5	$521.2	$34.2	$20,911.8
Percentage of total	63.7%	10.5%	23.1%	2.5%	0.2%	100.0%

(1)           Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

During periods of low or declining interest rates, our margin of investment income above our interest credited to our liabilities (“investment margins”) may be negatively impacted. Assuming a hypothetical scenario where market interest rates immediately fall by 25 basis points from their September 30, 2014, levels and then remain unchanged thereafter, we estimate that the impact of such an environment could reduce our investment margins for our domestic business by approximately $2.0 million and $5.0 million pre-tax during the twelve months ending September 30, 2015 and 2016, respectively, compared to a scenario where market interest rates remain unchanged from their September 30, 2014, levels. This hypothetical scenario reflects only the impact related to the approximately $21.0 billion of in-force contracts with guaranteed minimum interest rates shown above, and does not reflect potential impacts on our DAC asset and other actuarial balances. In determining the potential impact, we have reflected the impact of potential changes in crediting rates to policyholders, limited by any restrictions on our ability to adjust crediting rates due to guaranteed minimum interest rates. Our estimates of future margins include the impact of expected premium payments, lapses, and withdrawals on existing policies, but they do not include the impact of new sales. Our selection of a 25 basis point immediate, parallel decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 25 basis point immediate, parallel decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events.

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

We estimate that as of September 30, 2014, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2013. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $344.6 million, or 11%, reduction in the total equity excluding noncontrolling interests of our international operations as of September 30, 2014, as compared to an estimated $306.1 million, or 10%, reduction as of December 31, 2013. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $6.5 million, or 9%, reduction in the operating earnings of our international operations for the three months ended September 30, 2014, as compared to an estimated $5.8 million, or 12%, reduction for the three months ended September 30, 2013. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $21.1 million, or 10%, reduction in the operating earnings of our international operations for the nine months ended September 30, 2014, as compared to an estimated $17.3 million, or 11%, reduction for the nine months ended September 30, 2013.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $1,190.5 million and $1,425.0 million as of September 30, 2014 and December 31, 2013, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $713.0 million and $822.1 million as of September 30, 2014 and December 31, 2013, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $17.9 million and $0.0 million as of September 30, 2014 and December 31, 2013, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our operations in Chile had currency swaps with a notional amount of $131.0 million and $120.4 million as of September 30, 2014 and December 31, 2013, respectively. Chile also utilized currency forwards with a notional amount of $246.1 million and $247.4 million as of September 30, 2014 and December 31, 2013, respectively.

There are times when we use derivatives to manage the foreign currency risk associated with a business combination. There were no hedges of business combinations outstanding at September 30, 2014 or December 31, 2013. Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2014 or 2013.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of September 30, 2014 and December 31, 2013, the fair value of our equity securities was $932.4 million and $827.4 million, respectively. As of September 30, 2014, we estimate that a 10% decline in the value of the equity securities would result in a decline in fair value of the equity securities of $93.2 million, as compared to a decline in fair value of the equity securities of $82.7 million as of December 31, 2013.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedge the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $562.0 million, $2,649.1 million, and $3,487.4 million, respectively, as of September 30, 2014, and notional amounts of $365.9 million, $1,719.7 million, and $3,263.5 million, respectively, as of December 31, 2013. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $301.7 million and $334.3 million, total return swaps of $70.0 million and $90.0 million, and futures of $28.1 million and $9.1 million as of September 30, 2014 and December 31, 2013, respectively. We had credit exposure through credit default swaps with a notional amount of $100.4 million and $110.4 million as of September 30, 2014 and December 31, 2013, respectively, by investing in various tranches of a synthetic collateralized debt obligation. In addition, we sold credit default swaps creating replicated assets with a notional amount of $878.5 million and $708.5 million as of September 30, 2014 and December 31, 2013, respectively.

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

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Investments” under the caption, “Balance Sheet Offsetting.” We have not incurred any material losses on derivative financial instruments due to counterparty nonperformance. As a result of our management of counterparty risk and the collateralization of our derivative portfolio, any credit exposure to derivative counterparties is immaterial as of September 30, 2014.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2014, and have concluded that our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

Issuer Purchases of Equity Securities

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2014 — January 31, 2014	14,659	$49.31	—	$55.0
February 1, 2014 — February 28, 2014	590,027	$44.46	566,027	$229.8
March 1, 2014 — March 31, 2014	1,343,197	$45.87	1,027,200	$182.5
April 1, 2014 — April 30, 2014	604,545	$45.69	604,524	$154.9
May 1, 2014 — May 31, 2014	114,533	$46.40	114,300	$149.6
June 1, 2014 — June 30, 2014	572,400	$48.66	572,180	$121.8
July 1, 2014 — July 31, 2014	518,363	$51.33	517,372	$95.2
August 1, 2014 — August 31, 2014	558,812	$51.19	545,000	$67.3
September 1, 2014 — September 30, 2014	332,482	$53.90	321,074	$49.9
Total	4,649,018		4,267,677

(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: October 29, 2014	By	/s/ Terrance J. Lillis
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.