Form 10-K
period 2014-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2015-02-11
CIK 1126328

Use these links to rapidly review the document
PRINCIPAL FINANCIAL GROUP, INC. TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 OR
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        As of February 4, 2015, there were outstanding 294,110,248 shares of Common Stock, $0.01 par value per share of the Registrant.

        The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $14,833,259,052 based on the closing price of $50.48 per share of Common Stock on the New York Stock Exchange on June 30, 2014.

Documents Incorporated by Reference

        The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 19, 2015, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2014.

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

PART I

Item 1.    Business

        Principal Financial Group, Inc. ("PFG") is a global investment management leader offering businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and insurance through our diverse family of financial services companies. We had $519.3 billion in assets under management ("AUM") and approximately 19.7 million customers worldwide as of December 31, 2014.

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

        We organize our Retirement and Investor Services ("RIS") operations into two business groupings:

  •
  Accumulation business — includes full service accumulation, Principal Funds (our mutual fund business), individual annuities and bank and trust services; and

  •
  Guaranteed business — includes investment only and full service payout.

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

        We deliver both administrative and investment services to our defined contribution plan and defined benefit plan customers through annuities and mutual funds. Group annuities and the underlying investment options are not required to be registered with the United States Securities and Exchange Commission ("SEC"). Our mutual fund offering is called Principal Advantage. It is a qualified plan product based on our series mutual fund, Principal Funds, Inc. ("PFI"). We offer investments covering the full range of stable value, equity, fixed income, real estate and international investment options managed by our Principal Global Investors segment as well as third party asset managers.

        As of December 31, 2014, we provided full service accumulation products to (a) over 33,600 defined contribution pension plans, of which approximately 28,400 were 401(k) plans, including $117.3 billion in assets and covering 4.0 million eligible plan participants, and (b) to over 2,200 defined benefit pension plans, including $18.0 billion in assets and covering over 326,600 eligible plan participants. As of December 31, 2014, approximately 56% of our full service accumulation account values were managed by our Principal Global Investors segment. Third party asset managers provide asset management services with respect to the remaining assets. Of those third party assets, 27% is managed entirely by the third party asset managers, 10% is sub-advised and 7% represents employer securities.

Markets and Distribution

        We offer our full service accumulation products and services to employer-sponsored pension plans, including qualified and nonqualified defined contribution plans and defined benefit plans. Our primary target market is plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. According to Spectrem Group, in 2013, only 22% of businesses with between 10 and 49 employees, 51% of businesses with between 50 and 99 employees, 55% of businesses with between 100 and 249 employees and 71% of businesses with between 250 and 500 employees offered a 401(k) plan. The same study indicates that 76% of employers with between 500 and 1,000 employees, 84% of employers with between 1,000 and 5,000 employees and 86% of employers with 5,000 or more employees offered a 401(k) plan in 2013.

        We distribute our full service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2014, 119 retirement services sales representatives in 42 offices, operating as a wholesale distribution network, maintained relationships with over 14,400 independent brokers, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent broker. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent brokers, consultants and agents a commission or fee.

        As of December 31, 2014, we had a separate staff of over 290 service and education specialists located in the sales offices who play a key role in the ongoing servicing of pension plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us and helping employees understand the benefits of their pension plans. The following summarizes our distribution channels:

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

Products and Services

        Principal Funds plans to grow into a top advisor sold mutual fund company with a sales force focused on multiple channels. As of December 2014, as reported by the Strategic Insight, we are ranked 16th according to AUM (long-term funds) of the top 50 intermediary sold mutual funds. We provide accounting, compliance, corporate governance and product development for all mutual funds we organize.

        Principal Funds, Inc.    PFI is a series mutual fund that, as of December 31, 2014, offered 80 investment options. Five of this fund's R share classes act as the funding vehicles for Principal Advantage, the defined contribution product described above under "Retirement and Investor Services Segment-Full Service Accumulation-Products." This fund also offers three classes of shares to individuals. One of these three share classes is for IRA rollovers (J shares) and two are for general investment purposes (A and C shares). PFI offers four additional classes of shares: (1) I shares, which are offered primarily to specified institutional investors, (2) P shares, which are used primarily in adviser fee-based programs, (3) S shares, which are offered solely to clients of Spectrum Asset Management's Separately Managed Account business and (4) R-6, which are primarily offered to specified retirement plan clients. As of December 31, 2014, the fund had $112.1 billion of AUM. We report the results for this fund in Full Service Accumulation or Principal Funds based on the distribution channel associated with the AUM.

        Principal Variable Contracts Funds, Inc.    Principal Variable Contracts Funds, Inc. is a series mutual fund that, as of December 31, 2014, provided 39 investment options for variable annuity and variable life insurance contracts issued by Principal Life Insurance Company ("Principal Life") and other insurance companies not affiliated with Principal Life. As of December 31, 2014, this fund had AUM of $8.2 billion. AUM backing Principal Life variable annuity contracts is reported in Individual Annuities. AUM backing Principal Life variable life insurance contracts is reported in the U.S. Insurance Solutions segment.

        Principal Managed Portfolio.    Principal Managed Portfolio is an advisory product offered by one of our registered investment advisors, Princor Financial Services Corporation ("Princor"), which permits the client to invest primarily in mutual funds of Principal Funds, Inc. The other investments offered through the program are municipal bond funds comprising the fixed income component in the tax-sensitive non-qualified Model Portfolios and a limited number of mutual funds and Exchange Traded Funds ("ETFs") representing alternative asset classes and investment strategies. Clients are charged a quarterly asset-based fee on this product. As of December 31, 2014, Principal Managed Portfolio had accumulated $1.0 billion in assets.

        Principal Advisory Select and Principal Dynamic Portfolios.    These are advisory products offered by one of our registered investment advisors, Princor, which permits the client to invest in a broad array of investments. Clients are charged a quarterly asset-based fee on these products. As of December 31, 2014, these products had accumulated $3.0 billion in assets.

        Principal Collective Investment Trust.    These are pooled investment vehicles designed for retirement plans and maintained by a bank or trust company. Delaware Charter Guarantee &Trust Company currently offers the Principal Trust Target Date Fund series and the Principal Diversified Real Asset Collective Investment Trust. As of December 31, 2014, Principal Funds reported $394.6 million in assets from these products.

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

        We sell PFI's share classes primarily through registered representatives from other broker-dealers; affiliated financial representatives; independent brokers registered with our securities broker-dealer, Princor; direct deposits from our employees and others and Principal Connection. As of December 31, 2014, 64 retail sales representatives across the United States, operating as a wholesale distribution network, maintained relationships with over 51,000 independent brokers, consultants and agents. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the Internet or by mail. Princor recruits, trains and supervises registered representatives selling our products through Principal Connection.

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

        Fixed Deferred Annuities.    Our individual fixed deferred annuities consist of both single premium deferred annuity contracts and flexible premium deferred annuity contracts ("FPDAs"). Some FPDA contracts limit the period of time deposits are allowed (e.g., only one year). For certain contracts, the principal amount is guaranteed. We credit the customer's account with a fixed interest rate for a specified number of years. Thereafter, we reset the interest rate credited to the contract based upon our discretion, subject to contractual minimums, by taking into account market and other conditions. We also offer a fixed deferred annuity where the interest credited is linked to an external equity index, subject to maximum and minimum values. Our major source of income from fixed deferred annuities is the spread between the investment income earned on the underlying general account assets and the interest rate credited to the contracts. We bear the investment risk because, while we credit customers' accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate. The Principal Global Investors segment manages the assets supporting these contracts.

        Variable Deferred Annuities.    Individual variable deferred annuities are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals. Customers have the flexibility to allocate their deposits to mutual funds managed by the Principal Global Investors segment or unaffiliated third party asset managers. As of December 31, 2014, 89% of our $8.9 billion in variable annuity account balances was allocated to mutual funds and our general account, which are managed by the Principal Global Investors segment and 11% was allocated to mutual funds managed by unaffiliated third party asset managers. Generally speaking, the customers bear the investment risk and have the right to allocate their assets among various separate mutual funds. The value of the annuity fluctuates in accordance with the experience of the mutual funds chosen by the customer. Customers have the option to allocate all or a portion of their account to our general account, in which case we credit interest at rates we determine, subject to contractual minimums. Customers may elect a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or "GMWB"). We bear the GMWB investment risk. Our goal is to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2014, $5.7 billion of the $8.9 billion of variable annuity account value had the GMWB rider. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account. Account balances of variable annuity contracts with the GMWB rider were invested in separate account investment options as follows:

	December 31, 2014	December 31, 2013
	(in millions)
Equity funds	$381.4	$469.6
Bond funds	210.7	256.9
Balanced funds	5,019.0	4,077.2
Money market funds	7.0	8.0
Specialty funds	1.8	—

Total	$5,619.9	$4,811.7

Percent of total variable annuity account values	63%	59%

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

        We sell our individual annuity products through our affiliated financial representatives, who accounted for 49%, 47% and 46% of annuity sales for the years ended December 31, 2014, 2013 and 2012, respectively. The remaining sales were made through banks, brokerage general agencies, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. Affiliated financial representatives continued to be the primary distribution channel of our variable deferred annuities. The majority of overall annuity sales, however, were from non-affiliated distribution channels, as a result of focused efforts to increase fixed annuity sales through non-affiliated distribution channels.

Bank and Trust Services

        Bank and trust services include Principal Bank and Principal Trust Company. Principal Bank is a federal savings bank that began its activities in February 1998. As of December 31, 2014, Principal Bank had over 280,000 customers and approximately $2.2 billion in assets. Principal Bank operates under a limited purpose charter and may only accept deposits held in a fiduciary capacity and may not hold demand deposits, own commercial loans or originate loans. Delaware Charter Guarantee & Trust Company, dba Principal Trust Company, is a Delaware state-chartered non-deposit trust company that was chartered in 1899. As of December 31, 2014, Principal Trust Company served as trustee or custodian to over 229,000 accounts, which held assets of approximately $157.0 billion. The majority of the trust assets are affiliated and reported in Full Service Accumulation AUM.

Products

        Principal Bank's products and services include IRAs that are primarily funded by moneys rolled over from qualified retirement plans. The IRAs hold savings accounts, money market accounts and certificates of deposit. The deposit products provide a relatively stable source of funding and liquidity for Principal Bank and are backed by purchases of investment securities and residential mortgage loans.

        Principal Trust Company specializes in providing trust solutions for a full array of employee benefit plans and accounts including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans and ESOPs. Principal Trust Company also maintains collective investment funds and provides personal trust services.

Markets and Distribution

        Principal Bank pursues asset retention strategies by offering bank products and services to participants rolling out of qualified retirement plans primarily serviced by affiliates of PFG. Principal Bank services customers through the telephone, mail and Internet.

        Principal Trust Company offers directed trust services to qualified and non-qualified retirement plans serviced by the affiliates of PFG. Personal trust services are primarily available through affiliated financial representatives. Collective investment trust funds are offered to qualified retirement plan clients of our full service accumulation business as well as non-affiliated retirement plan recordkeepers.

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

Principal Global Investors Segment

        Our Principal Global Investors segment manages assets for sophisticated investors around the world, using a multi-boutique strategy that enables the segment to provide an expanded range of diverse investment capabilities including equity, fixed income, real estate and other alternative investments. We also have experience in asset allocation, stable value management and other structured investment strategies. We focus on providing services to our other segments and third party institutional clients. We maintain offices in Australia, Brazil, Dubai, Germany, Hong Kong, Japan, Netherlands, Singapore, the United Kingdom and the United States.

        We deliver our products and services through our network of specialized investment groups and boutiques including Principal Global Investors — Equities; Principal Global Investors — Fixed Income; Principal Real Estate Investors, LLC; Principal Enterprise Capital, LLC; Spectrum Asset Management, Inc.; Post Advisory Group, LLC; Columbus Circle Investors; Edge Asset Management, Inc.; Morley Financial Services, Inc.; Macro Currency Group; Finisterre Capital LLP; Origin Asset Management LLP; CIMB Principal Islamic Asset Management Sdn. Bhd.; Multi-Asset Advisors Group and Liongate Capital Management LLP. As of December 31, 2014, Principal Global Investors and its boutiques managed $314.0 billion in assets.

Products and Services

        Our products and services are provided for a fee as defined by client mandates. Our fees are generally driven by AUM. We are diversified across the following primary asset classes.

        Equity Investments.    As of December 31, 2014, Principal Global Investors — Equities along with Columbus Circle Investors, Edge Asset Management, Inc. and Origin Asset Management LLP managed $111.2 billion in global equity assets. Our equity capabilities encompass large-cap, mid-cap and small-cap stocks in developed and emerging markets worldwide. As of December 31, 2014, 45% of equity AUM was derived from our pension products, 33% from other products of PFG and the remaining 22% from third party institutional clients.

        Fixed Income Investments.    As of December 31, 2014, Principal Global Investors — Fixed Income along with Spectrum Asset Management, Inc.; Post Advisory Group, LLC; Edge Asset Management, Inc. and Morley Financial Services, Inc. managed $130.2 billion in global fixed income assets. Collectively, our experience in fixed income management spans multiple economic and credit market cycles, and encompasses all major fixed income sectors and security types. Our research and risk management capabilities in worldwide debt markets provide a strong foundation for broadly diversified "multi-sector" portfolios, tailored to specific client objectives. As of December 31, 2014, 37% of these assets were derived from third party institutional clients, 32% from other products of PFG, and the remaining 31% from PFG pension products.

        Real Estate Investments.    Principal Global Investors, through its affiliates Principal Real Estate Investors, LLC and Principal Enterprise Capital, LLC, managed a portfolio of primarily U.S. commercial real estate assets of $57.3 billion as of December 31, 2014. Principal Real Estate Investors, LLC provides our clients with a broad range of real estate investment options including private real estate equity, commercial mortgages, bridge/mezzanine loans, commercial mortgage-backed securities ("CMBS") and real estate investment trust securities. As of December 31, 2014, 48% of the commercial real estate portfolio was derived from third party institutional clients, 29% from other products of PFG and the remaining 23% from PFG pension products.

        Other Alternative Investments.    We offer products and services through other alternative asset classes including managing currency mandates through our Macro Currency Group boutique and hedge fund mandates through the Liongate Capital Management LLP, Finisterre Capital LLP, and Columbus Circle Investors boutiques. As of December 31, 2014, we managed $13.5 billion with 96% derived from third party institutional clients and the remaining 4% of these assets derived from other PFG products.

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

Markets and Distribution

        We employed 150 institutional sales, relationship management and client service professionals as of December 31, 2014, who worked with consultants and directly with large investors to acquire and retain third party institutional clients. As of December 31, 2014, Principal Global Investors and its boutiques had approximately 808 third party institutional clients with $114.0 billion of AUM in 49 countries.

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

        The activities of our Principal International segment reflect our efforts to accelerate the growth of our AUM by capitalizing on the international trend toward private sector defined contribution pension systems and individual long-term savings. We offer pension accumulation products and services, mutual funds, asset management, income annuities and life insurance accumulation products.

Markets, Products and Distribution

        Brazil.    We offer pension accumulation and income annuity products through a co-managed joint venture, Brasilprev Seguros e Previdencia S.A. ("Brasilprev"). We own 25% of the economic interest and 50.01% of the voting shares. The partner is Banco do Brasil ("Banco"), the largest bank in Latin America which had approximately 5,500 Brazilian branches as of September 30, 2014. According to Federação Nacional de Previdência e Vida, Brasilprev ranked second in the Brazilian private pension market based upon managed assets as of November 30, 2014, and first in 2014 net sales.

        Brasilprev has the exclusive distribution rights of its pension accumulation and annuity products through the Banco network until October 2032. Our joint venture provides products for the retirement needs of individuals and employers. Banco's employees sell these products directly to individual clients through its bank branches. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco's corporate account executives who sell to existing and prospective corporate clients.

        We offer mutual fund and asset management services through Claritas Administração de Recursos Ltda. ("Claritas"), an independent Brazilian mutual fund and asset management company. We own 62.7% of the economic interest, and the remainder is owned by employee-partners. The company manages equity funds, balanced funds, managed accounts and other strategies for affluent clients and institutions and sells through its multi-channel distribution network.

        Chile.    We offer a complete array of pension accumulation and income annuity products. We also offer mutual fund, asset management services and life insurance accumulation products.

        We offer mandatory employee-funded pension and voluntary savings plans through Administradora de Fondos de Pensiones Cuprum S.A. ("Cuprum"). We own 97.96% of Cuprum, and the rest is publicly floated. Cuprum's products are sold through a proprietary sales network of approximately 710 sales employees as of December 31, 2014.

        We offer income annuity and life insurance accumulation products through Principal Compañía de Seguros de Vida Chile S.A., our wholly owned life insurance company. The annuity products are distributed through a network of brokers and independent agents numbering approximately 335 as of December 31, 2014. Life insurance accumulation products are also offered to individuals through brokers and financial advisors.

        We offer voluntary savings plans and mutual funds through Principal Administradora General de Fondos S.A., our wholly-owned mutual fund company. According to the Asociación de Adminstradoras de Fondos Mutuos de Chile, we

ranked first in AUM for mutual fund companies offering these plans in Chile as of December 31, 2014. Products are distributed to retail clients through our proprietary sales force, financial advisors, brokerage houses and alliances with financial institutions.

        We offer asset management services through Principal Asset Management Chile S.A. This wholly owned company sells its products through a proprietary sales force.

        China.    We offer mutual funds and asset management services to individuals and institutions through a joint venture, CCB Principal Asset Management Co., Ltd. We own 25% and China Construction Bank ("CCB") is the majority partner with 65% ownership. We sell mutual funds primarily through our partner bank, CCB. The bank provides extensive distribution capabilities for the joint venture in terms of brand awareness and the number of branch outlets, which number approximately 15,000 as of June 2014.

        Hong Kong SAR.    We offer both pension accumulation and mutual fund products to corporate and retail clients through wholly owned companies.

        We offer Mandatory Provident Fund ("MPF") schemes to serve the mandatory retirement market. We target small and medium-sized employers and distribute products through a proprietary sales force that maintains relationships with third party intermediaries such as insurance companies, independent financial advisors, brokers, consultants and banks. We also target individual account holders who have changed jobs or are looking to consolidate their retirement accounts. We service MPF accounts and as of December 31, 2014, had 240,000 accounts. On November 7, 2014, we announced we will acquire AXA's MPF and Occupational Retirement Schemes Ordinance ("ORSO") business. The transaction is expected to close in third quarter 2015.

        We sell mutual funds to retail customers seeking to accumulate assets for retirement and other long-term investment needs. Our mutual funds are distributed through a proprietary sales force that maintains relationships with third party intermediaries such as banks, insurance companies and independent financial advisors. To further grow our mutual fund business we expect to leverage our operations in the Hong Kong SAR to pursue potential opportunities created by the mutual recognition of fund products between Hong Kong and China. To date, the governments have not formally announced a start date for mutual recognition.

        India.    We offer mutual funds and asset management services to both retail and corporate customers through our joint venture Principal Pnb Asset Management Company Private Limited. We own 78.6% and the partner is Punjab National Bank (21.4%), a large Indian commercial bank with a network of approximately 6,100 branches. Mutual funds are sold through bank branches, proprietary sales offices, independent distributors and direct sales.

        We also have a proprietary distribution company, Principal Retirement Advisors Private Limited, that focuses on promoting and advising on retirement and long-term investment products in these emerging markets.

        Mexico.    We offer pension accumulation, mutual funds, income annuities and asset management services through our wholly-owned companies.

        We offer mandatory pension plans through Principal Afore, S.A. de C.V., Principal Grupo Financiero. We manage and administer individual retirement accounts under the mandatory privatized social security system for all employees in Mexico. As of December 31, 2014, we had approximately 3.7 million individual retirement accounts. We distribute products and services through a proprietary sales force of approximately 960 sales representatives as of December 31, 2014, as well as independent brokers who sell directly to individuals. In addition, we have an agreement for the exclusive distribution of Principal Afore's products through HSBC Bank's extensive network in Mexico through 2017.

        We offer mutual funds and asset management services through Principal Fondos de Inversión, S.A. de C.V., Operadora de Fondos de Inversión, Principal Grupo Financiero. We distribute products and services through a sales force of approximately 60 employees and through distribution agreements with other financial entities. We offer both domestic and international products, typically sold directly to clients.

        We also administer previously sold income annuities and life products.

        Southeast Asia.    We offer mutual funds, asset management services and pension accumulation products through our joint venture CIMB-Principal Asset Management Berhad ("CPAM"). We own 40% and the partner is CIMB Group, the second largest bank by assets in Malaysia with a strong presence in many Asian countries. CPAM ranked second in total unit trust assets managed and second in Islamic unit trust assets managed in the Malaysian asset management industry as of December 31, 2014. CPAM also manages a significant amount of institutional asset mandates.

        The joint venture has wholly owned subsidiaries in Singapore (CIMB-Principal Asset Management (S) Pte. Ltd.), Indonesia (PT CIMB-Principal Asset Management) and Thailand (CIMB-Principal Asset Management Company Limited).

        CPAM distributes conventional and Islamic mutual funds through the branches of its partner bank (approximately 1,000 bank branches throughout Malaysia, Indonesia, Thailand and Singapore) and through an agency sales force of approximately 6,900 agents selling to retail customers as of December 31, 2014. CPAM also distributes its mutual funds through third party institutions including other banks and security houses.

        As of December 31, 2014, CPAM ranked second in private retirement schemes managed in the new voluntary retirement market.

        CIMB-Principal Asset Management Company Limited (Thailand) acquired Finansa Asset Management Limited on January 22, 2015. The acquisition will integrate both asset management firms and further enhance CIMB-Principal Asset Management's position as Thailand's leading asset management company. Finansa Asset Management Limited has approximately $1.0 billion of AUM.

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

Individual Life Insurance

        We began as an individual life insurer in 1879. Our U.S. operations administered approximately 557,000 individual life insurance policies with over $231 billion of individual life insurance in force as of December 31, 2014. We specialize in business insurance needs for small to medium-sized companies through our wide range of business and nonqualified solutions and also provide personal insurance.

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

        Universal and Variable Universal Life Insurance.    Universal and variable universal life insurance products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected. For the year ended December 31, 2014, 66% of individual life insurance annualized first year premium sales were generated from universal and variable universal life insurance products. Universal and variable universal life insurance represented 36% of individual life insurance in force as of December 31, 2014.

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

        Traditional Life Insurance.    Traditional life insurance includes participating whole life, adjustable life products and non-participating term life insurance products. Participating products and non-participating term life insurance products represented 34% of our individual life insurance annualized first year premium sales for the year ended December 31, 2014, and 64% of individual life insurance in force as of December 31, 2014. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to set the coverage period, premium and face amount combination. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Policyholder dividends are not paid on term insurance.

Specialty Benefits Insurance

        Specialty benefits insurance, which includes group dental, vision, life and disability insurance and individual disability insurance, is an important component of the employee benefit offering at small and medium-sized businesses. We offer traditional employer sponsored and voluntary products for group dental, vision, life and disability. We also offer group dental, vision and disability on a fee-for-service basis.

Products and Services

        Group Dental and Vision Insurance.    We began selling group dental and vision insurance in the late 1960s. Our plans provide partial reimbursement for dental and vision expenses. As of December 31, 2014, we had nearly 38,000 group dental and vision insurance policies in force covering over 1,016,000 employee lives. According to Life Insurance and Market Research Association ("LIMRA"), we were the 7th largest group dental insurer in terms of number of contracts/employer groups in force in 2013. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Employers Dental Services, Inc. subsidiary. In 2012, we purchased a 100% interest in First Dental Health, a California based organization that includes a discount dental product nationally and a dental network of preferred providers primarily in California. Our indemnity vision product and our newly introduced managed care vision product are offered on both an employer paid and voluntary basis.

        Group Life Insurance.    Group life insurance was one of our first group products beginning in the early 1940s. Our group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2014, we had nearly 50,000 group policies providing $121.3 billion of group life insurance in force to approximately 2.0 million employee lives. According to LIMRA, in 2013 we were ranked 4th in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 98% and 2%, respectively, of our total group life insurance in force as of December 31, 2014. We no longer market group universal life insurance to new employer groups.

        Group Disability Insurance.    Group disability insurance has also been sold since the early 1940s. Our group disability insurance provides a benefit to insured employees who become disabled. In most instances, this benefit is in the form of a monthly income. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. As of December 31, 2014, long-term disability represented 64% of total group disability premium, while short-term disability represented 36% of total group disability premium. In addition, we provide disability management services, also called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2014, we served approximately 1.5 million employee lives under nearly 38,000 contracts. According to LIMRA, our group short-term disability business was ranked 6th and our group long-term disability business was ranked 4th in the U.S. as of December 31, 2013, in terms of number of contracts/employer groups in force. We recently expanded our product offering to include voluntary critical illness insurance. The insurance provides a lump-sum cash benefit to pay for additional expenses associated with the five most common critical illnesses.

        Individual Disability Insurance.    Individual disability insurance has been sold since the early 1950s. Our individual disability insurance products provide income protection to the insured member and/or business in the event of disability. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner's interest in the business, expenditures for replacement of a key person and business loan payments. We also offer a product to protect retirement savings in the event of disability. As of December 31, 2014, we served approximately 168,000 individual disability policyholders. According to LIMRA, our individual disability business was ranked 5th in the U.S. in terms of premium in force in the non-cancellable segment of the market and 7th overall, as of December 31, 2013.

        Fee-for-Service.    We offer administration of group dental, disability and vision benefits on a fee-for-service basis.

U.S. Insurance Solutions Markets and Distribution

        For each of our products, administration and distribution channels are customized to meet customer needs and expectations for that product.

        We sell our individual life and individual disability income products in all 50 states and the District of Columbia, primarily targeting owners and executives of small and medium-sized businesses. Small and medium-sized business sales represented 55% of individual life sales and 60% of individual disability sales for the year ended December 31, 2014. Much of our life insurance sales efforts focus on the Business Owner and Executive Solutions market. This strategy offers solutions to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income, and business protection. We believe the Business Owner and Executive Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

        We distribute our individual life and individual disability insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 27% of individual life insurance sales based on first year annualized premium and 13% of individual disability sales for the year ended December 31, 2014. We had 1,211 affiliated financial representatives in 34 offices as of December 31, 2014. Although they are independent contractors, we have a close tie with affiliated financial representatives and we offer them benefits, training and access to tools and expertise. To meet the needs of the various marketing channels, particularly the independent brokers, we employ wholesale distributors — Regional Vice Presidents for individual life and Regional Vice Presidents for individual disability. A key differentiator in the nonqualified executive benefit sale is our Regional Vice Presidents-Nonqualified Plans, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

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

        As of December 31, 2014, we had 115 sales representatives and 141 service representatives in 28 local markets. Our sales representatives accounted for 98% of our group insurance sales for the year ended December 31, 2014. The service representatives play a key role in servicing the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans, solving administrative issues and communicating the customers' needs and feedback to us.

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

        Principal Life and Principal National Life Insurance Company ("PNLIC") have been assigned the following insurer financial strength ratings:

Rating Agency	Financial Strength Rating	Rating Structure
A.M. Best Company, Inc.	A+ ("Superior") with a stable outlook	Second highest of 16 rating levels
Fitch Ratings Ltd.	AA– ("Very Strong") with a stable outlook	Fourth highest of 19 rating levels
Moody's Investors Service	A1 ("Good") with a stable outlook	Fifth highest of 21 rating levels
Standard & Poor's	A+ ("Strong") with a stable outlook	Fifth highest of 24 rating levels

        A.M. Best's ratings for insurance companies range from "A++" to "S". A.M. Best indicates that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have superior ability to meet ongoing obligations to policyholders. Fitch's ratings for insurance companies range from "AAA" to "C". Fitch "AA" ratings indicate very strong capacity to meet policyholder and contractholder obligations on a timely basis. Moody's Investors Service ratings for insurance companies range from "Aaa" to "C". Moody's Investors Service indicates that "A" ratings are assigned to those companies that have demonstrated good financial security. Standard & Poor's ratings for insurance companies range from "AAA" to "NR". Standard & Poor's indicates that "A" ratings are assigned to those companies that have demonstrated strong financial security characteristics. In evaluating a company's financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves, the soundness of its risk management programs, the experience and competency of its management and other factors. All of the four rating agencies maintain a 'stable' outlook on the U.S. life insurance sector. The rating agencies have indicated they expect gradually increasing interest rates will help stabilize earnings on spread businesses and rising equity markets will grow assets under management.

        We believe our strong ratings are an important factor in marketing our products to our distributors and customers, as ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency's opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and are not evaluations directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security, including our common stock. For more information on ratings, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Strength and Credit Ratings."

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

        In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") has established risk-based capital standards. The standards require life insurers to submit a report to state regulators on an annual basis regarding their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2013, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum level of risk-based capital requirements required before state insurance departments would take action against an insurer.

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

Banking Regulation

        Principal Bank, a wholly owned subsidiary, is a federal savings bank regulated by the Office of the Comptroller of the Currency. Principal Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), making the Bank subject to certain of the FDIC's regulations.

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

        Our governance structure includes Board of Director oversight, internal risk committees, a corporate risk management function and embedded risk professionals in all of our business units and functional areas. Our Board of Directors, Audit Committee, Finance Committee, Human Resource Committee and Nominating and Governance Committee provide oversight no less frequently than quarterly, addressing various aspects and assessments of our risk profile. Quarterly reports on risk topics and an annual enterprise-wide risk report are provided to the Board of Directors by the Corporate Chief Risk Officer.

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

        We have established risk tolerances from an overall corporate perspective, a business unit perspective and for specific categories of risks. We monitor a variety of risk metrics on an ongoing basis and take the appropriate steps to help us stay within our established risk tolerances. Potentially significant actions are considered in terms of the possible impact on our risk profile, including but not limited to the capital required, the impact on near term and long-term earnings and the ability to meet our targets with respect to return on equity, liquidity, debt/capital, cash coverage, business risk and operational risk. Quarterly risk reporting provides a feedback loop between the business units and the Corporate Chief Risk Officer and includes, among other things, emerging risk outlooks or incident reporting, if necessary. We have developed a Business Continuity Management Program that identifies critical business functions and includes plans for their protection and recovery in the event of a disaster or other business interruption.

        We regularly build upon our already strong risk management practices to incorporate updated modeling tools, processes and metrics, which we actively use to better understand and manage our business.

Employees

        As of December 31, 2014, we had 14,873 employees. None of our employees are subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

Internet Website

        Our Internet website can be found at www.principal.com. We make available free of charge, on or through our Internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the SEC. Also available free of charge on our Internet website is our code of business conduct and ethics, corporate governance guidelines and charters for the Audit, Finance, Human Resources and Nominating and Governance committees of our Board of Directors. Also see Item 10. "Directors, Executive Officers and Corporate Governance."

Item 1A.    Risk Factors

        This section provides an overview of the risks that may impact our performance in the future.

Risks relating to economic conditions, market conditions and investments

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

        In addition, we maintain credit facilities with various financial institutions as a potential source of excess liquidity. These facilities are in place to bridge timing in cash flows to minimize the cost of meeting our obligations, particularly during periods when alternative sources of liquidity are limited. Our ability to borrow funds under these facilities is conditioned on our satisfaction of covenants and other requirements contained in the facilities. Our failure to comply with these covenants, or the failure of lenders to fund their lending commitments, would restrict our ability to access these credit facilities and, consequently, could limit our flexibility in meeting our cash flow needs.

        For further discussion on liquidity risk management, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations.

        Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Adverse economic conditions may result in a decline in our AUM and revenues and erosion of our profit margins. In addition, in the event of extreme prolonged market events and economic downturns, such as the recent global financial crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

        Because the revenues of our asset management and accumulation businesses are, to a large extent, based on the value of AUM, a decline in domestic and global equity, bond or real estate markets will decrease our revenues. Turmoil in these markets could lead investors to withdraw from these markets, decrease their rates of investment or refrain from making new investments, which may reduce our net income, revenues and AUM. As we continue to shift toward a more fee-based business model, our revenues and net income may become more sensitive to fluctuations in the equity, bond, and real estate markets.

        For further discussion on equity risk management, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Equity Risk."

Changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period.

        In recent years, interest rates have remained at or near historically low levels. During periods of declining interest rates or sustained low interest rates, the interest rates we earn on our assets may be lower than the rates assumed in pricing our products, thereby reducing our profitability. For some of our products, such as GICs and funding agreements, we are unable to lower the rate we credit to customers in response to the lower return we will earn on our investments. In addition, guaranteed minimum interest rates on our life insurance and annuity products may constrain our ability to lower the rate we credit to customers. If interest rates remain low over a sustained period of time, this may result in increases in our reserves and unlocking of our deferred acquisition cost ("DAC") asset and other actuarial balances. During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. Furthermore, declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities and creating asset and liability duration mismatches. Low interest rates may also result in increased hedging costs. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities. Declining interest rates or a sustained low interest rate environment may also result in changes to the discount rate assumption used for valuing our pension and other postretirement benefit obligations, which could negatively impact our results of operations and financial condition. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

        Increases in market interest rates may also adversely affect our results of operations, financial condition, and liquidity. During periods of increasing market interest rates, we may offer higher crediting rates on our insurance and annuity products in order to keep these products competitive. Because returns on our portfolio of invested assets may not increase as quickly as current interest rates, we may have to accept lower spreads, thus reducing our profitability. Rapidly rising interest rates may also result in an increase in policy surrenders, withdrawals, and requests for policy loans as customers seek to achieve higher returns. In addition, rising interest rates would cause unrealized losses in our investment portfolio. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require us to accelerate amortization of our DAC asset relating to these products, which would further reduce our profitability. Rising interest rates may also cause a decline in the value of the fixed income assets that we manage, resulting in a reduction in our fee revenue.

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

        We are subject to the risk that the issuers of the fixed maturities we own will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of December 31, 2014, our U.S. investment operations held $47.0 billion of fixed maturities, or 76% of total U.S. invested assets, of which approximately 8% were below investment grade, including $458.3 million, or 0.97% of our total fixed maturities which we classified as either "problem," "potential problem" or "restructured." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities."

        Our U.S. fixed maturities portfolio includes securities collateralized by residential and commercial mortgage loans. As of December 31, 2014, our U.S. investment operations held $4.1 billion of residential mortgage-backed securities ("RMBS"), of which $2.8 billion are Government National Mortgage Association, Federal National Mortgage Association or Federal Home Loan Mortgage Corporation pass-through securities, and $4.0 billion of commercial mortgage-backed securities, which represent in combination 17% of our total fixed maturities portfolio. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities." For residential mortgage-backed securities, prepayment speeds, changes in mortgage delinquency or recovery rates, credit rating changes by rating agencies, changes in property values underlying the loans and the quality of service provided by service providers on securities in our portfolios could lead to write-downs on these securities. For commercial mortgage-backed securities, changes in mortgage delinquency or default rates, interest rate movements, credit quality and vintage of the underlying loans, changes in property values underlying the loans and credit rating changes by rating agencies could result in write-downs of those securities.

        Approximately $1.3 billion of our commercial mortgage-backed securities are scheduled to mature in 2017. We may be exposed to losses if borrowers in the underlying mortgages are unable to repay their loans at the time of maturity. Several mitigating factors have resulted in strong refinancing rates in 2013 and 2014. These factors include low interest rates, improving real estate fundamentals, and the availability of capital from the new issues and high yield debt markets. However, refinancing risks could increase over the next three years if we experience high interest rates that are not supported by commensurate economic growth or a slowdown in the economy that results in lower income growth and a decline in property values.

        As of December 31, 2014, the international investment operations of our fully consolidated subsidiaries held $3.2 billion of fixed maturities, or 53%, of total international invested assets, of which 17% are government bonds. Some non-government bonds have been rated on the basis of the issuer's country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations." An increase in defaults on our fixed maturities portfolio could harm our financial strength and reduce our profitability.

  An increased rate of delinquency and defaults on our commercial mortgage loans, including balloon maturities with and without amortizing payments, may adversely affect our profitability.

        Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $10.7 billion represented 15% of our total invested assets as of December 31, 2014. As of December 31, 2014, loans that were in the process of foreclosure totaled $0.0 million, or 0% of our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

        As of December 31, 2014, approximately $8.8 billion, or 82%, of our U.S. investment operations commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with all or a meaningful portion of the loan amount due at the maturity of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with a fully amortizing loan structure. Since a significant portion of the principal is repaid at maturity, the amount of loss on a default is generally greater than fully amortizing commercial mortgage loans. An increase in defaults on balloon maturity loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

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

        We hold certain investments that may lack liquidity, such as privately placed fixed maturities, mortgage loans and real estate investments. These asset classes represented approximately 42% of the value of our invested assets as of December 31, 2014.

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

        We use derivative instruments to hedge various risks we face in our businesses. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." We enter into a variety of derivative instruments, including interest rate swaps, interest rate options, swaptions, interest rate futures, currency swaps, currency forwards, equity options, equity futures, credit default swaps and total return swaps, with a number of counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, clearinghouses, exchanges and other institutions. For transactions where we are in-the-money, we are exposed to credit risk in the event of default of our counterparty. We establish collateral agreements with nominal thresholds for a large majority of our counterparties to limit our exposure. However, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. With regard to our derivative exposure, we have over-collateralization requirements on the portion of collateral we hold, based on the risk profile of the assets posted as collateral. We also have exposure to these financial institutions in the form of unsecured debt instruments and equity investments. Such losses or impairments to the carrying value of these assets may materially and adversely affect our business and results of operations.

  Our requirements to post collateral or make payments related to declines in market value of specified assets may adversely affect our liquidity and expose us to counterparty credit risk.

        Many of our derivative transactions with financial and other institutions specify the circumstances under which the parties are required to post collateral. The amount of collateral we may be required to post under these agreements may increase under certain circumstances, which could adversely affect our liquidity. In addition, under the terms of some of our transactions we may be required to make payment to our counterparties related to any decline in the market value of the specified assets. Such payments could have an adverse effect on our liquidity. Furthermore, with respect to any such payments, we will have unsecured risk to the counterparty as these amounts are not required to be segregated from the counterparty's other funds, are not held in a third party custodial account, and are not required to be paid to us by the counterparty until the termination of the transaction.

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

  Regional concentration of our commercial mortgage loan portfolio in California may subject us to losses attributable to economic downturns or catastrophes in that state.

        Commercial mortgage lending in the state of California accounted for 19%, or $2.1 billion, of our U.S. investment operations commercial mortgage loan portfolio before valuation allowance as of December 31, 2014. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, such as earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

  Gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income.

        Fixed maturities that are classified as available-for-sale ("AFS") are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities are recognized as a component of accumulated other comprehensive income ("AOCI") and are, therefore, excluded from net income. Our U.S. investment operations had gross unrealized losses on fixed maturities of $0.3 billion pre-tax as of December 31, 2014, and the component of gross unrealized losses for securities trading down 20% or more for over six months was approximately $0.1 billion pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value is determined to be other than temporary (referred to as an other-than-temporary impairment). Realized losses or impairments may have a material adverse impact on our net income in a particular quarterly or annual period.

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

Risks relating to estimates, assumptions and valuations

Our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition.

        Fixed maturities, equity securities and derivatives reported at fair value on our consolidated statements of financial position represented the majority of our total cash and invested assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Considerable judgment is often required to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

        For additional information on our valuation methodology, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements."

        During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities, for example collateralized mortgage obligations and collateralized debt obligations, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, the valuation process may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that require greater estimation, which could result in values that are different from the value at which the investments may be ultimately sold. Further, rapidly changing credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

        Our profitability depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The premiums that we charge and the liabilities that we hold for future policy benefits are based on assumptions reflecting a number of factors, including the amount of premiums that we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, lapse rates and expenses. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities. As a result, we may experience volatility in the level of our profitability and our reserves from period-to-period. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.

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

Legal, regulatory and tax risks

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

        Federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation and federal taxation can reduce our profitability. We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended. The U.S. Congress has, from time to time, considered legislation relating to changes in ERISA to permit application of state law remedies, such as consequential and punitive damages, in lawsuits for wrongful denial of benefits, which, if adopted, could increase our liability for damages in future litigation. Additionally, in 2010, the Department of Labor issued a proposed regulation that would, if adopted, significantly broaden the circumstances under which a person or entity would be deemed a fiduciary by virtue of providing investment advice with respect to ERISA plans or IRAs. In September, 2011, the Department of Labor announced that it will re-propose these regulations; a new proposal is expected in 2015. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies and increase our claims exposure on policies we issued previously. In addition, reductions in contribution levels to defined contribution plans may decrease our profitability.

        The NAIC is developing a principles-based reserving ("PBR") approach for life insurance and annuity products. The PBR framework for individual life insurance is expected to become effective in 2017, but could take effect as early as 2016; the effective date for the group and individual annuity PBR framework is not yet known. Under the PBR framework, reserves would reflect a combination of company experience and prescribed assumptions and methodologies. Our preliminary analysis indicates that the life PBR approach may increase the volatility of our statutory reserves.

        The NAIC Model Regulation entitled "Valuation of Life Insurance Policies," commonly known as "Regulation XXX", establishes statutory reserve requirements for term life insurance policies and universal life insurance policies with secondary guarantees. Actuarial Guideline 38 ("AG38") clarifies the application of Regulation XXX with respect to certain universal life insurance policies with secondary guarantees. We have implemented reinsurance transactions utilizing affiliated reinsurers to mitigate the capital impact of Regulation XXX and AG38 on our term and universal life insurance business. The NAIC recently adopted Actuarial Guideline 48 ("AG48"), which established a new regulatory requirement for Regulation XXX and AG38 reserves ceded to reinsurers, including affiliated reinsurers. The new guideline will limit the amount of statutory reserves that can be financed through affiliated reinsurance transactions. The new guidance will apply prospectively to new policies issued and new reinsurance financing transactions entered into on or after January 1, 2015. AG48 may diminish our ability to mitigate the capital impact of

Regulation XXX and AG38, potentially impacting the types, amounts and pricing of products offered by our U.S. insurance subsidiaries. Additionally, our ability to enter into new reserve financing transactions would continue to be dependent on the cost and forms of financing available in the market and our ability to obtain required regulatory approvals. For additional information regarding our use of affiliated reinsurance transactions, see Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Statutory Insurance Financial Information."

        The NAIC has proposed an expansion of its risk-based capital ("RBC") formula to include a component for operational risk. The new requirement is expected to be effective in 2016. We anticipate that the operational risk component will increase our RBC requirements; however, the magnitude of the increase is not yet known, as the factors are still being developed. The NAIC is also considering revising some of the existing factors used in the RBC calculations and introducing an RBC stress testing requirement. These revisions may further increase our RBC requirements.

        Our international businesses are also subject to comprehensive regulation and supervision from central and/or local governmental authorities in each country in which we operate. New interpretations of existing laws and regulations or the adoption of new laws and regulations may harm our international businesses and reduce our profitability in those businesses. Changes to capital requirements are currently included in draft proposals in Chile, Brazil and Mexico. India has recently made significant increases in the capital requirements for a mutual fund business.

        In addition, the International Association of Insurance Supervisors (the "IAIS") has proposed a common framework for the supervision of Internationally Active Insurance Groups ("IAIGs"), which is scheduled to be effective in 2019. Under the proposed framework, IAIGs would be supervised on a group-wide basis across national boundaries and each IAIG would be required to conduct its own risk and solvency assessment to monitor and manage its overall solvency. The IAIS is also developing a risk-based global Insurance Capital Standard ("ICS"), which would apply to IAIGs. In addition, in October 2014 the IAIS issued Basic Capital Requirements ("BCR"), which will apply to Global Systemically Important Insurers ("G-SIIs"), along with a yet to be developed Higher Loss Absorbency ("HLA") requirement. We currently are not designated as an IAIG or a G-SII. However, it is possible that we may be so designated in the future, in which case we may be subject to supervision and capital requirements beyond those applicable to any competitors who are not classified as an IAIG or G-SII. In addition, the ICS and BCR framework may influence applicable capital requirements in the jurisdictions in which we operate, potentially leading to an increase in our capital requirements.

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

        On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementation rules and regulations, including regulations surrounding the use of derivatives. The federal agencies were given significant discretion in drafting the implementation rules and regulations, and consequently, some of the impacts of the Dodd-Frank Act are not fully known yet. It is likely that new margining aspects of the law will increase hedging costs for the company and possibly cause fundamental shifts to the way risks are hedged.

Changes in accounting standards may reduce the transparency of our reported profitability and financial condition.

        Accounting standards are subject to change and can reduce the transparency of our reported profitability. See Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies". The Financial Accounting Standards Board is currently working on several key projects. These projects could result in significant changes to U.S. generally accepted accounting principles ("U.S. GAAP"), including the accounting standards for insurance contracts. There is still significant uncertainty surrounding the effective dates and transition methods for the proposed changes. If adopted, the proposed changes in accounting standards could reduce the transparency of our financial results and therefore may make it more difficult for investors and regulators to accurately assess our financial condition and profitability. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and on-going compliance.

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

Risks relating to our business

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

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient.

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

        We distribute our asset accumulation, asset management and life and specialty benefit insurance products and services through a variety of distribution channels, including our own internal sales representatives, independent brokers, banks, broker-dealers and other third party marketing organizations. We must attract and retain sales representatives to sell our products. Strong competition exists among financial services companies for efficient sales representatives. We compete with other financial services companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. If we are unable to attract and retain sufficient sales representatives to sell our products, our ability to compete and revenues from new sales would suffer.

        Our ability to increase and retain AUM is directly related to the performance of our investments as measured against market averages and the performance of our competitors. If we are unable to attract and retain qualified portfolio managers, we may face reduced sales and increased cash outflows in our asset accumulation and asset management businesses.

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

        We allocated assets to the Closed Block as of July 1, 1998, in an amount such that we expected their cash flows, together with anticipated revenues from the policies in the Closed Block, to be sufficient to support the Closed Block business, including payment of claims, certain direct expenses, charges and taxes and to provide for the continuation of aggregate dividend scales in accordance with the 1997 policy dividend scales if the experience underlying such scales continued, and to allow for appropriate adjustments in such scales if the experience changed. We bear the costs of administrative expenses associated with Closed Block policies and, accordingly, these costs were not funded as part of the assets allocated to the Closed Block. Any increase in such costs in the future will be borne by us. As of December 31, 2014, Closed Block assets and liabilities were $4,188.1 million and $4,818.1 million, respectively.

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

        The Closed Block assets, cash flows generated by the Closed Block assets and anticipated revenues from policies in the Closed Block will benefit only the holders of those policies. In addition, to the extent that these amounts are greater than the amounts estimated at the time we funded the Closed Block, dividends payable in respect of the policies included in the Closed Block may be greater than they would have been in the absence of a Closed Block. Any excess net income will be available for distribution over time to Closed Block policyholders but will not be available to our stockholders. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Closed Block" for further details.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2014, we owned 32 properties in our home office complex in Des Moines, Iowa, and in various other locations. Of these 32 properties, 17 are office buildings, 1 is a warehouse facility, 11 are parking lots and ramps, 1 is a park/green space, 1 is a childcare center and 1 is a power generation plant. Of the office and warehouse space, we occupy approximately 92% of the 2.6 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants or is occupied by the property management company servicing these properties. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

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

        Timothy M. Dunbar, 57, has been Executive Vice President and Chief Investment Officer of the Company and Principal Life since January 2014. Prior to that date, he served as Senior Vice President of the Company and Principal Life since 2011, and Chief Investment Officer of the Company and Principal Life since January 2013. Prior to that date, Mr. Dunbar was in charge of Strategy and Finance for the Company and Principal Life in 2011 and 2012, overseeing the business management and strategic direction of the capital markets, corporate strategy and corporate treasury areas. He retains his responsibility for capital markets. Mr. Dunbar previously served as the executive director and head of equities for Principal Global Investors from 2004 until 2011.

        Gregory B. Elming, 54, has been Senior Vice President and Chief Risk Officer of the Company and Principal Life since March 2011. Prior to that time, he was Senior Vice President and Controller of the Company and Principal Life since 2007.

        Ralph C. Eucher, 62, has been Executive Vice President of the Company and Principal Life since March 2013, responsible for global human resources, corporate real estate and aviation operations. Prior to that time, he was Senior Vice President of the Company and Principal Life since 2002, overseeing human resources and corporate real estate since 2008.

        Daniel J. Houston, 53, has been a director of the Company and Principal Life and President and Chief Operating Officer of the Company and Principal Life since November 2014. Prior to that date, he served as President, Retirement, Insurance and Financial Services of the Company and Principal Life since 2010. He was President, Retirement and Investor Services of the Company and Principal Life from February 2008 until January 2010, and was Executive Vice President, Retirement and Investor Services of the Company and Principal Life from June 2006 to February 2008.

        Terrance J. Lillis, 62, has been Executive Vice President and Chief Financial Officer of the Company and Principal Life since February 2014. Prior to that date, he was Senior Vice President and Chief Financial Officer of the Company and Principal Life since August 2008 and Senior Vice President of the Company and Principal Life since May 2008.

        James P. McCaughan, 61, who heads the Principal Global Investors segment of our operations, has been President, Principal Global Investors of the Company and Principal Life since December 2003.

        Gary P. Scholten, 57, has been Executive Vice President and Chief Information Officer of the Company and Principal Life since February 2014. Prior to that date, he was Senior Vice President and Chief Information Officer of the Company and Principal Life since November 2002. From 1998 to 2002, he was Vice President of retail information services of Principal Life.

        Karen E. Shaff, 60, has been Executive Vice President and General Counsel of the Company and Principal Life since February 2004 and, in addition, Secretary of the Company and Principal Life since January 2014. Prior thereto, she was Senior Vice President and General Counsel of the Company since April 2001, and Senior Vice President and General Counsel of Principal Life since January 2000.

        Luis Valdes, 57, has been the head of the Principal International segment of our operations since March 2012, has been President, Principal International of the Company and Principal Life since March 2011. Prior to his current position, he was Senior Vice President and President — PFG Latin America of the Company and Principal Life since March 2010, and was Vice President — Principal International of Principal Life from 2000 until March 2010.

        Larry D. Zimpleman, 63, has been a Director of the Company and Principal Life since 2006 and Chairman and Chief Executive Officer of the Company and Principal Life since November 2014. Prior to that date, he was Chairman, President and Chief Executive Officer of the Company and Principal Life since May 2009 and was President and Chief Executive Officer of the Company and Principal Life from May 2008 to May 2009. Prior thereto, he was President and Chief Operating Officer of the Company and Principal Life from May 2006 to May 2008. He was President, Retirement and Investor Services of the Company and Principal Life from December 2003 through May 2006. Mr. Zimpleman served as chairman of the board and a director of the Principal Funds from December 2001 to December 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 4, 2015, there were 338,536 stockholders of record of our common stock.

        The following table presents the high and low prices per share for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends declared
2014
First quarter	$49.83	$41.20	$0.28
Second quarter	$50.74	$42.90	$0.32
Third quarter	$55.07	$48.82	$0.34
Fourth quarter	$54.31	$46.49	$0.34
2013
First quarter	$34.58	$28.75	$0.23
Second quarter	$39.05	$32.59	$0.23
Third quarter	$44.94	$36.75	$0.26
Fourth quarter	$50.97	$41.45	$0.26

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

        The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (in millions) (2)
January 1, 2014 - January 31, 2014	14,659	$49.31	—	$55.0
February 1, 2014 - February 28, 2014	590,027	$44.46	566,027	$229.8
March 1, 2014 - March 31, 2014	1,343,197	$45.87	1,027,200	$182.5
April 1, 2014 - April 30, 2014	604,545	$45.69	604,524	$154.9
May 1, 2014 - May 31, 2014	114,533	$46.40	114,300	$149.6
June 1, 2014 - June 30, 2014	572,400	$48.66	572,180	$121.8
July 1, 2014 - July 31, 2014	518,363	$51.33	517,372	$95.2
August 1, 2014 - August 31, 2014	558,812	$51.19	545,000	$67.3
September 1, 2014 - September 30, 2014	332,482	$53.90	321,074	$49.9
October 1, 2014 - October 31, 2014	—	$—	—	$49.9
November 1, 2014 - November 30, 2014	2,989	$52.00	—	$49.9
December 1, 2014 - December 31, 2014	981	$50.59	—	$49.9

Total	4,652,988		4,267,677

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

Item 6.    Selected Financial Data

        The following table sets forth certain selected historical consolidated financial information. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for each of the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as "Other Supplemental Data") has been prepared in accordance with U.S. GAAP.

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

	As of or for the year ended December 31,
	2014 (1)	2013 (1)	2012 (1)	2011	2010
	($ in millions, except per share data and as noted)
Income Statement Data:
Revenue:
Premiums and other considerations	$3,722.9	$3,154.1	$3,219.4	$2,891.0	$3,555.5
Fees and other revenues	3,482.1	3,222.2	2,626.7	2,526.7	2,337.1
Net investment income	3,257.9	3,138.4	3,254.9	3,375.3	3,495.8
Net realized capital gains (losses)	14.7	(225.2)	114.1	(122.3)	(190.2)

Total revenues	$10,477.6	$9,289.5	$9,215.1	$8,670.7	$9,198.2

Income from continuing operations, net of related income taxes	$1,176.4	$936.1	$825.4	$674.5	$670.5
Net income	$1,176.4	$936.1	$825.4	$674.5	$670.5
Earnings per Share Data:
Income from continuing operations, net of related income taxes, per share:
Basic	$3.70	$2.99	$2.60	$1.92	$1.93
Diluted	$3.65	$2.95	$2.58	$1.91	$1.92
Net income per share:
Basic	$3.70	$2.99	$2.60	$1.92	$1.93
Diluted	$3.65	$2.95	$2.58	$1.91	$1.92
Dividends declared per common share	$1.28	$0.98	$0.78	$0.70	$0.55
Balance Sheet Data:
Total assets	$219,087.0	$208,191.4	$161,830.2	$147,271.5	$144,591.3
Long-term debt	$2,531.2	$2,601.4	$2,671.3	$1,564.8	$1,583.7
Series A preferred stock	$—	$—	$—	$—	$—
Series B preferred stock	$0.1	$0.1	$0.1	$0.1	$0.1
Total stockholders' equity	$10,232.0	$9,777.0	$9,703.4	$9,306.2	$9,246.8
Other Supplemental Data:
AUM ($ in billions)	$519.3	$483.2	$403.0	$335.0	$318.8

(1)
For a discussion of items materially affecting the comparability of 2014, 2013 and 2012, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses our financial condition as of December 31, 2014, compared with December 31, 2013, and our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

  •
  Principal International offers pension accumulation products and services, mutual funds, asset management, income annuities and life insurance accumulation products through operations in Brazil, Chile, China, Hong Kong SAR, India, Mexico and Southeast Asia.

  •
  U.S. Insurance Solutions provides individual life insurance as well as specialty benefits insurance in the U.S. Our individual life insurance products include universal and variable universal life insurance and traditional life insurance. Our specialty benefits insurance products include group dental and vision insurance, individual and group disability insurance and group life insurance.

  •
  Corporate manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including interest expense and preferred stock dividends), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items.

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

        The U.S. Insurance Solutions segment has been impacted by lower interest rates for the past few years as well as decreases in our long-term interest rate assumptions. The current low interest rate environment has caused spread compression, whereas the decrease in long-term interest rate assumptions has led to higher reserves and lower profit margins in the segment.

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

Valuation and Impairment of Fixed Income Investments

        Fixed Maturities.    Fixed maturities include bonds, asset-backed securities ("ABS"), redeemable preferred stock and certain non-redeemable preferred securities. We classify our fixed maturities as either AFS or trading and, accordingly, carry them at fair value in the consolidated statements of financial position. The fair values of our public fixed maturities are primarily based on market prices from third party pricing vendors. We have regular interactions with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. In addition, 23% of our invested asset portfolio as of December 31, 2014, was invested in fixed maturities that are private placement assets, where there are no readily available market quotes to determine the fair market value. The majority of these assets are valued using a spread pricing matrix that utilizes observable market inputs. Securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions among others. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion.

        If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information to the extent available and where at least one significant unobservable input is utilized. As of December 31, 2014, less than 1% of our fixed maturities were valued using internal pricing models.

        A rate increase of 100 basis points would produce a total value of approximately $47.2 billion, as compared to the recorded amount of $49.7 billion related to our fixed maturity, AFS financial assets with interest rate risk held by us as of December 31, 2014. For additional information see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk".

        The $1,004.3 million increase in net unrealized gains from U.S. investment operations for the year ended December 31, 2014, can primarily be attributed to an approximate 53 basis points decrease in interest rates.

        Fixed maturities classified as AFS are subject to impairment reviews. When evaluating fixed maturities for impairment, we consider relevant facts and circumstances in evaluating whether a credit or interest-related impairment is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows and (5) our intent to sell a security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other than temporarily impaired, an impairment loss is recognized. See item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments — Other-Than-Temporary Impairments" for further discussion.

        There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period. At December 31, 2014, we had $7,877.6 million in AFS fixed maturities with gross unrealized losses totaling $338.8 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads. Net income would be reduced by approximately $338.8 million, on a pre-tax basis, if all the securities in an unrealized loss position were deemed to be other than temporarily impaired and our intent was to sell all such securities.

        Mortgage Loans.    Mortgage loans consist primarily of commercial mortgage loans on real estate. As of December 31, 2014, the carrying value of our commercial mortgage loans was $10,696.9 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

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

        The valuation allowance is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation and assessment of the valuation allowance adequacy is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, portfolio delinquency information, underwriting standards, peer group information, current economic conditions, loss experience and other relevant factors. The evaluation of our impaired loan component is subjective, as it requires the estimation of timing and amount of future cash flows expected to be received on impaired loans. For more detailed information concerning mortgage loan valuation allowances and impairments, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments — Mortgage Loan Valuation Allowance."

        We have a large experienced commercial real estate staff centrally located in Des Moines, which includes commercial mortgage underwriters, loan closers, loan servicers, engineers, appraisers, credit analysts, research staff, legal staff, information technology personnel and portfolio managers. Experienced commercial real estate senior management adheres to a disciplined process in reviewing all transactions for approval on a consistent basis. The typical new commercial mortgage loan at origination averages 51% loan-to-value with a 2.6 times debt service coverage ratio and is internally rated A on a bond equivalent basis. Our entire commercial mortgage loan portfolio, excluding mortgage loans held in our Principal Global Investors segment, averages 48% loan-to-value ratio with a 2.6 times debt service coverage ratio. The large equity cushion and strong debt service coverage in our commercial mortgage loan investments will help insulate us from stress during times of weak commercial real estate fundamentals.

Derivatives

        We primarily use derivatives to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. The fair value of derivative instruments cleared through centralized clearinghouses are determined through market prices published by the clearinghouses. The fair values of non-cleared over-the-counter derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis, 74% of our over-the-counter derivative assets and liabilities are valued using pricing valuation models, 6% are valued using broker quotes, and the remaining 20% are valued using clearinghouse prices. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices and volatility, as well as other contributing factors.

        We also issue certain annuity contracts and other insurance contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion. We include our assumption for own non-performance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $69.6 million, net of DAC and income taxes, based on December 31, 2014, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of embedded derivatives include risk margins, which increase the fair value of the embedded derivative liabilities.

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

        Amortization Based on Estimated Gross Profits.    DAC for universal life-type insurance contracts, participating life insurance policies and certain investment contracts are amortized over the expected lifetime of the policies in relation to estimated gross profits ("EGPs"). As of December 31, 2014, these policies accounted for 68% of our total DAC balance. In addition to DAC, the following actuarial balances are also amortized in relation to EGPs.

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

        Amortization Based on Estimated Gross Revenues.    DAC and certain of the actuarial balances on a portion of our universal life products are amortized in proportion to estimated gross revenues rather than EGPs. Estimated gross revenues include similar assumptions as the revenue component of EGPs and the changes of future estimates and reflection of actual experience is done in the same manner as EGPs discussed above. As of December 31, 2014, these policies accounted for 6% of our total DAC balance.

        Amortization Based on Premium-Paying Period.    DAC of non-participating term life insurance and individual disability policies are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless a loss recognition event occurs. As of December 31, 2014, these policies accounted for 19% of our total DAC balance.

        Amortization Based on Service Period.    DAC of long-term service contracts are amortized in proportion to the revenue recognized or straight-line if no pattern of revenue recognition can be reasonably predicted. We amortize capitalized costs of long-term service contracts on a straight-line basis over the expected contract life. As of December 31, 2014, these contracts accounted for 7% of our total DAC balance.

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

        Sensitivities.    As of December 31, 2014, the net balance of DAC and related actuarial balances, excluding balances affected by changes in other comprehensive income ("OCI"), was a $1,958.2 million asset. We perform sensitivity analyses to assess the impact that certain assumptions have on our DAC and related actuarial balances. The following table shows the estimated immediate impact of various assumption changes on our DAC and related actuarial balances.

Estimated impact to net income (1)
(in millions)
Reducing the future equity return assumption by 1%	$(7)
Reducing the long-term general account net investment returns assumption by 0.5% (2)	(56)
A one-time, 10% drop in equity market values	(11)

(1)
Reflects the net impact of changes to the DAC asset, sales inducement asset, unearned revenue liability, reinsurance asset or liability, additional benefit reserves and related taxes. Includes the impact on net income of changes in DAC and related balances for our equity method subsidiaries. The DAC and related balances of the equity method subsidiaries are not included in the total DAC balance listed above as they are not fully consolidated.

(2)
Net investment return represents net investment income plus net realized capital gains (losses).

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and intangible assets with indefinite lives are not amortized; rather, we test the carrying value for impairment at least annually. Goodwill is tested at the reporting unit level, which is a business one level below the operating segment. We formally conduct our annual goodwill and other intangible asset impairment testing during the third quarter. Under certain circumstances, interim impairment tests may be required if events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

        The operating segments and associated reporting units at which we perform our testing are as follows:

  •
  Retirement and Investor Services — Accumulation business and Guaranteed business

  •
  Principal Global Investors — Equity Investments, Fixed Income Investments, Real Estate Investments and Other Alternative Investments

  •
  Principal International — countries in which Principal International does business

  •
  U.S. Insurance Solutions — Individual Life Insurance and Specialty Benefits Insurance

  •
  Corporate — Corporate subsidiaries

        U.S. GAAP permits entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test of the two-step goodwill impairment test. Similarly, U.S. GAAP permits entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an intangible asset with an indefinite life is less than its carrying amount to determine whether it is necessary to perform a quantitative assessment. For 2014 testing we began to utilize the qualitative approach on a limited basis for intangible assets with indefinite lives. In our assessment we concluded that it was not necessary to perform a quantitative impairment analysis. In all cases during 2014, we continued to perform a two-step test in our evaluation of the carrying value of goodwill.

        In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value is greater than the carrying value, then the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required. After completion of our Step 1 analysis, it was determined that fair values exceeded the carrying amounts for all businesses one level below the operating segment and we do not currently have any business at risk of failing the Step 1 goodwill impairment test. If the fair value estimate had been less than the carrying value, it is an indicator that impairment may exist, and Step 2 would be required. In Step 2, the reporting unit's goodwill implied fair value is determined. The reporting unit's fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test. If the implied fair value of the reporting unit's goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value.

        The determination of fair value for our reporting units is primarily based on an income approach whereby we use discounted cash flows for each reporting unit. When available, and as appropriate, we use market approaches or other valuation techniques to corroborate discounted cash flow results. The discounted cash flow model used for each reporting unit is based on either income or distributable cash flow, depending on the reporting unit being valued. We use different discount rates based upon the weighted average cost of capital adjusted for risks associated with the operations.

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

        The most significant goodwill and other intangible assets within our 2014 consolidated statement of financial position resulted from our 2013 acquisition of Cuprum, whereby we recorded $631.8 million of goodwill, and from our 2006 purchase of WM Advisors, Inc., whereby we acquired $608.0 million of investment management contracts which are considered an indefinite-lived intangible. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $1,007.4 million and $1,323.5 million, respectively, as of December 31, 2014. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers. For further information see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies," and "Note 2, Goodwill and Other Intangible Assets."

Insurance Reserves

        Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to or on behalf of our policyholders. U.S. GAAP, allowing for some degree of managerial judgment, prescribes the methods of establishing reserves.

        Future policy benefits and claims include reserves for individual traditional and group life insurance, disability and health insurance and individual and group annuities that provide periodic income payments, which are computed using assumptions of mortality, morbidity, lapse, investment performance and expense. These assumptions are based on our experience and are periodically reviewed against industry results to ensure actuarial credibility. For long duration insurance contracts, once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy. However, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves may also be established for short duration contracts to provide for expected future losses. Our reserve levels are reviewed throughout the year using internal analysis including, among other things, experience studies, claim development analysis and annual statutory asset adequacy analysis. To the extent experience indicates potential loss recognition, we recognize losses on certain lines of business. The ultimate accuracy of the assumptions on these long-tailed insurance products cannot be determined until the obligation of the entire block of business on which the assumptions were made is extinguished. Short-term variances of actual results from the assumptions used in the computation of the reserves are reflected in current period net income and can impact quarter-to-quarter net income.

        Future policy benefits and claims also include reserves for incurred but unreported health, disability and life insurance claims. We recognize claims costs in the period the service was provided to our policyholders. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging cost trends, where applicable, to determine our estimate of claim liabilities. We also look back to assess how our prior periods' estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claim expense. Historically, the amount of the claim reserve adjustment made in subsequent reporting periods for prior period estimates have been within a reasonable range given our normal claim fluctuations.

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

        The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. Our assumed discount rate for the 2014 year-end was 4.00%. Typically a 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation and the Net Periodic Pension Cost ("NPPC") by approximately $122.0 million and $5.7 million, respectively. Typically a 0.25% decrease in the discount rate would increase the other postretirement benefits Accumulated Postretirement Benefit Obligation by approximately $4.0 million and would have a nominal impact on the Net Periodic Benefit Cost ("NPBC"). Typically a 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with those noted above.

        The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy and the tax structure of the trusts. For the 2014 NPPC and 2014 NPBC, a 6.75% and 5.36% weighted average long-term rate of return was used, respectively. For the 2015 NPPC and 2015 NPBC, a 7.20% and 5.36% weighted average long-term rate of return assumption, respectively, will be used. Typically a 0.25% decrease in the assumed long-term rate of return would increase the NPPC by approximately $5.6 million and the NPBC by approximately $1.6 million. Typically a 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2014.

        The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation. Actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees, which is approximately 7 years for pension costs and approximately 10 years for other postretirement benefit costs. Prior service costs are amortized on a weighted average basis over approximately 3 years for pension and 2 years for other postretirement benefit costs. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits" for further discussion.

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

        Inherent in the provision for income taxes are estimates regarding the deductibility of certain items, the timing of income and expense recognition and the current or future realization of operating losses, capital losses and certain tax credits. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated financial statements in the year these estimates change. A further significant decline in value of assets incorporated into our tax planning strategies could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results. In management's judgment, total deferred income tax assets are more-likely-than-not to be realized.

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

        We had $298.3 million and $329.9 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2014 and 2013, respectively. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

Transactions Affecting Comparability of Results of Operations

Acquisitions

        We entered into acquisition agreements for the following businesses.

        AXA Hong Kong Pension Business.    On November 7, 2014, we announced we will acquire AXA's MPF and ORSO pension business in Hong Kong for approximately $335.0 million. As part of the transaction, we will enter into an exclusive 15-year distribution agreement with AXA to provide co-branded pension products through AXA's extensive agency network in Hong Kong. The transaction is expected to close third quarter 2015, subject to regulatory approvals. Upon approval, we will more than double the AUM in our Hong Kong pension business to $6.0 billion.

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

        Liongate Capital Management LLP and Liongate Limited.    On May 1, 2013, we finalized the purchase of a 55% interest in Liongate Capital Management LLP and Liongate Limited ("Liongate"), a global alternative investment boutique based in London and New York. Liongate is focused on managing portfolios of hedge funds. The purchase price was $44.0 million. Liongate had $1.4 billion in AUM at the time of acquisition and is accounted for on the equity method within the Principal Global Investors segment. In the fourth quarter of 2014, we impaired our investment in Liongate.

        Cuprum.    On February 4, 2013, we finalized the purchase of Cuprum, a premier pension manager in Chile. As a result of the public tender offer, we initially acquired a 91.55% ownership stake in Cuprum for a purchase price of $1.3 billion. Cuprum had $34.3 billion in AUM at the time of acquisition and is consolidated within the Principal International segment.

        First Dental Health.    On November 1, 2012, we finalized the purchase of our 100% interest in First Dental Health, a California based independent dental preferred provider organization. First Dental Health is consolidated within the U.S. Insurance Solutions segment.

        Claritas Administração de Recursos Ltda./Claritas Investments Ltd.    On April 2, 2012, we finalized the purchase of a 60% indirect ownership in Claritas, a leading Brazilian mutual fund and asset management company. The Sao Paulo-based company manages equity funds, balanced funds, managed accounts and other strategies for affluent clients and institutions through its multi-channel distribution network. Claritas had $1.8 billion in AUM at the time of acquisition and is consolidated within the Principal International segment.

Other

        Actuarial Assumption Updates.    We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. During the third quarter of 2014, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that increased total company net income by $45.3 million for the year ended December 31, 2014. During the third quarter of 2012, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that decreased total company net income by $85.2 million for the year ended December 31, 2012. Our review and update in 2013 did not result in a material impact to net income.

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

        Within our individual life insurance business, we updated actuarial assumptions as mentioned above, which impacted several line items within our income statement. The following table presents the impact on the individual life insurance income statement line items for the years ended December 31, 2014 and 2012. The impact for the year ended December 31, 2013, was not material.

	For the year ended December 31,
	2014	2012
	(in millions)
Operating earnings	$39.0	$(62.9)
Fee revenues	3.1	13.5
Benefits, claims and settlement expenses	(131.6)	67.2
Operating expenses	74.7	43.0

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

        Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment operating earnings were negatively impacted $31.7 million for the year ended December 31, 2014, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

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

Employee and Agent Benefits Expense

        The 2014 annual defined benefit pension expense for substantially all of our employees and certain agents was $85.0 million pre-tax, which was a $58.3 million decrease from the 2013 pre-tax pension expense of $143.3 million. This decrease is primarily due to an increase in the discount rate from 4.00% for 2013 to 4.90% for 2014, and also due to better actual asset returns than expected. Also, the expected long-term return on plan assets used to develop the 2014 expense decreased to 6.75% from 7.50% used in 2013 and partially offset the decrease caused by the other expense components.

        The 2015 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $123.3 million pre-tax, which is a $38.3 million increase from the 2014 pre-tax pension expense of $85.0 million. This increase is due to a decrease in the discount rate from 4.90% for 2014 to 4.00% for 2015 and a change in the mortality assumptions. Offsetting these increases were a better than expected asset return in 2014 and an increase in the expected long-term return on plan assets to 7.20% for 2015 from 6.75% used in 2014.

        The 2014 annual OPEB plan expense (income) for employees and certain agents was $(48.3) million pre-tax, which is a $1.3 million increase from the 2013 pre-tax OPEB income of $(47.0) million. The expense difference is primarily due to better actual asset returns used to develop the 2014 expense (income), which was partially offset by a decrease in the weighted average expected long-term return in 2014, which decreased to 5.36% from 5.62%.The weighted average expected long-term return on plan assets was based on weighted average expected long-term asset returns for the medical, life and long-term care plan. The expected rate of return for the life plans was reduced to 5.00% to reflect the after-tax return on the plan assets resulting from the decision to have taxes paid by the trust instead of Principal Life. The discount rate used to develop the 2014 expense (income) increased to 4.90%, up from 4.00% used in 2013.

        The 2015 annual OPEB plan expense (income) for employees and certain agents is expected to be $(44.7) million pre-tax, which is a $3.6 million decrease from the 2014 pre-tax OPEB income of $(48.3) million. The weighted average expected long-term return on plan assets used to develop the expense (income) in 2015 was 5.36%, which was based on weighted average expected long-term asset returns for the medical, life and long-term care plan. The discount rate used to develop the 2015 expense (income) decreased to 4.00%, down from 4.90% used in 2014. The mortality table was changed for the calculation of the OPEB liabilities as well, but it had little impact.

Impact of Low Interest Rate Environment

        The exposure from the low interest rates is reflected in a reduction in the spreads between the investment income we earn and the interest we credit to our customers. Some of our products, primarily our fixed deferred annuity, general account group annuity and universal life insurance products, include guaranteed minimum interest rates. During periods of low or declining interest rates, borrowers may prepay or redeem mortgages and fixed maturities that are invested to support our product obligations, which would force us to reinvest the proceeds at lower interest rates. The resulting lower net investment income may make it more difficult for us to maintain our desired spread and thereby reduce our profitability. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk" for a presentation of the differences between the interest rates being credited to contractholders and the respective guaranteed minimum interest rates.

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

Recent Accounting Changes

        For recent accounting changes, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies" under the caption, "Recent Accounting Pronouncements."

Results of Operations

        The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(in millions)
Revenues:
Premiums and other considerations	$3,722.9	$3,154.1	$3,219.4	$568.8	$(65.3)
Fees and other revenues	3,482.1	3,222.2	2,626.7	259.9	595.5
Net investment income	3,257.9	3,138.4	3,254.9	119.5	(116.5)
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	92.7	(109.2)	232.7	201.9	(341.9)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	23.8	(91.5)	(135.9)	115.3	44.4
Other-than-temporary impairment losses on fixed maturities available-for-sale reclassified to (from) other comprehensive income	(101.8)	(24.5)	17.3	(77.3)	(41.8)

Net impairment losses on available-for-sale securities	(78.0)	(116.0)	(118.6)	38.0	2.6

Net realized capital gains (losses)	14.7	(225.2)	114.1	239.9	(339.3)

Total revenues	10,477.6	9,289.5	9,215.1	1,188.1	74.4
Expenses:
Benefits, claims and settlement expenses	5,231.0	4,683.6	5,123.9	547.4	(440.3)
Dividends to policyholders	177.4	189.0	197.7	(11.6)	(8.7)
Operating expenses	3,574.3	3,292.9	2,933.5	281.4	359.4

Total expenses	8,982.7	8,165.5	8,255.1	817.2	(89.6)

Income before taxes	1,494.9	1,124.0	960.0	370.9	164.0
Income taxes	318.5	187.9	134.6	130.6	53.3

Net income	1,176.4	936.1	825.4	240.3	110.7
Net income attributable to noncontrolling interest	32.3	23.4	18.8	8.9	4.6

Net income attributable to Principal Financial Group, Inc.	1,144.1	912.7	806.6	231.4	106.1
Preferred stock dividends	33.0	33.0	33.0	—	—

Net income available to common stockholders	$1,111.1	$879.7	$773.6	$231.4	$106.1

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

  Net Income Available to Common Stockholders

        Net income available to common stockholders increased primarily due to double digit earnings growth in all of the segments, lower net realized capital losses associated with derivatives not designated as hedging instruments and gains on fixed maturities. These increases were partially offset by an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile and the impact of a court ruling on some uncertain tax positions in the second quarter of 2014.

  Total Revenues

        Premiums increased $539.0 million for the Retirement and Investor Services segment primarily due to growth in our payout annuity block of business.

        Fee revenues increased $227.1 million for the Retirement and Investor Services segment primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business.

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

        Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains (losses) improved due to lower losses on derivatives not designated as hedging instruments and gains on fixed maturities. For additional information, see "Investments — Investment Results."

  Total Expenses

        Benefits, claims and settlement expenses increased $463.5 million for the Retirement and Investor Services segment primarily due to an increase in reserves resulting from growth in our payout annuity block of business.

        Operating expenses increased $161.8 million for the Retirement and Investor Services segment primarily due to higher sub-advisory fee costs stemming from an increase in average account values, which resulted from positive equity market performance, an increase in non-deferrable distribution costs and an increase in DAC amortization related to individual annuities. Operating expenses increased $115.0 million for the U.S. Insurance Solutions segment primarily due to DAC unlocking associated with actuarial model and assumption updates in 2014.

  Income Taxes

        The effective income tax rates were 21% and 17% for the years ended December 31, 2014 and 2013, respectively. The effective income tax rate for the year ended December 31, 2014 was lower than the U.S. corporate income tax rate of 35% ("U.S. statutory rate") primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and tax credits, partially offset by an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile. The effective income tax rate for the year ended December 31, 2013, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and lower tax rates of foreign jurisdictions. The effective income tax rate increased to 21% from 17% for the years ended December 31, 2014 and 2013, respectively, primarily due to an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

  Net Income Available to Common Stockholders

        Net income available to common stockholders increased primarily due to higher earnings in our Retirement and Investor Services segment stemming from positive equity market performance and growth in the business. This increase was partially offset by an after-tax increase in net realized capital losses due to the net after-tax gain in 2012 associated with the merger of Catalyst Health Solutions, Inc.

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

        Fee revenues increased $280.8 million for the Retirement and Investor Services segment primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business. Fee revenues also increased $187.5 million for the Principal International segment primarily due to the acquisition of a Chilean pension company. In addition, fees increased $126.4 million for the Principal Global Investors segment due to higher management fee revenues as a result of increased AUM and increased performance fee revenue.

        Net investment income decreased due to lower investment yields on our invested assets and cash in our U.S. operations and lower inflation-based investment returns on average invested assets and cash as a result of the weakening of certain Latin American currencies against the U.S. dollar. These decreases were partially offset by the acquisition of a Chilean pension company and higher average invested assets in Chile. For additional information, see "Investments — Investment Results."

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

        Operating expenses increased $157.6 million for the Retirement and Investor Services segment primarily due to higher staff related costs, an increase in non-deferrable distribution costs resulting from growth in the business and higher sub-advisory fees stemming from positive equity market performance. Operating expenses increased $125.1 million for the U.S. Insurance Solutions segment primarily due to the change in basis for amortizing DAC and other actuarial balances in the first quarter of 2012 partially offset by unlocking associated with a change in our long-term interest rate assumptions and model refinements in the third quarter of 2012. In addition, operating expenses increased $113.4 million for the Principal International segment primarily due to the acquisition of a Chilean pension company and higher overall compensation expenses due to growth.

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

Retirement and Investor Services Segment

Retirement and Investor Services Trends

        Several key factors impact revenue and earnings growth in the Retirement and Investor Services ("RIS") segment. These factors include: the ability of our distribution channels to generate new sales and retain existing business; pricing decisions that take account of competitive conditions, persistency, investment returns, mortality trends, and operating expense levels; investment management performance; equity market returns and interest rate changes. Profitability ultimately depends on our ability to price products and invest assets at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring and administering those products.

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

        The following table presents the RIS segment net revenue for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(in millions)
Net revenue:
Accumulation	$2,558.4	$2,336.1	$2,044.1	$222.3	$292.0
Guaranteed	199.1	184.2	155.1	14.9	29.1

Total Retirement and Investor Services	$2,757.5	$2,520.3	$2,199.2	$237.2	$321.1

Retirement and Investor Services Segment Summary Financial Data

        The following table presents certain summary financial data relating to the RIS segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(in millions)
Operating revenues:
Premiums and other considerations	$1,584.5	$1,045.5	$1,162.6	$539.0	$(117.1)
Fees and other revenues	2,033.1	1,806.0	1,525.5	227.1	280.5
Net investment income	1,905.7	1,996.1	2,146.8	(90.4)	(150.7)

Total operating revenues	5,523.3	4,847.6	4,834.9	675.7	12.7
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	2,765.8	2,327.3	2,635.7	438.5	(308.4)
Operating expenses	1,728.9	1,630.3	1,474.1	98.6	156.2

Total expenses	4,494.7	3,957.6	4,109.8	537.1	(152.2)

Operating earnings before income taxes	1,028.6	890.0	725.1	138.6	164.9
Income taxes	200.5	195.6	150.0	4.9	45.6

Operating earnings	$828.1	$694.4	$575.1	$133.7	$119.3

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

  Operating Earnings

        Operating earnings increased $123.6 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business.

  Net Revenue

        Net revenue increased $222.3 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business.

  Operating Expenses

        Operating expenses increased $98.7 million in our Accumulation business primarily due to higher sub-advisory fee costs stemming from an increase in average account values, which resulted from positive equity market performance, an increase in non-deferrable distribution costs and an increase in DAC amortization related to individual annuities.

  Income Taxes

        The effective income tax rates for the segment were 19% and 22% for the years ended December 31, 2014 and 2013, respectively. The effective income tax rate for the year ended December 31, 2014, was lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and tax credits. The effective income tax rate for the year ended December 31, 2013, was lower than the U.S. statutory rate primarily as a result of income tax deductions allowed for corporate dividends received and the interest exclusion from taxable income. The effective tax rate decreased to 19% from 22% for the years ended December 31, 2014 and 2013, respectively, primarily due to an increase in income tax deductions allowed for corporate dividends received and tax credits in 2014.

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

Principal Global Investors Segment

Principal Global Investors Trends

        Our overall AUM increased $21.9 billion in 2014 due to continued strong portfolio management as well as positive market performance. We also continue to expand our global presence and experience success in winning institutional asset management mandates and other deposits.

        The following table provides a summary of Principal Global Investors' affiliated and third party AUM as of the years indicated:

As of	Affiliated AUM	Third Party AUM	Total AUM
	(in billions)
December 31, 2014	$200.0	$114.0	$314.0
December 31, 2013	182.7	109.4	292.1
December 31, 2012	165.0	98.2	263.2

Principal Global Investors Segment Summary Financial Data

        AUM is a key indicator of earnings growth for the Principal Global Investors segment, as AUM is the base by which we generate revenues. Net cash flow and market performance are the two main drivers of AUM growth. Net cash flow reflects our ability to attract and retain client deposits. Market performance reflects equity, fixed income, real estate and other alternative investment market performance. The percentage growth in revenues of the segment will generally track with the percentage growth in AUM. This trend may vary due to changes in business and/or product mix.

        The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the year ended December 31,
	2014	2013	2012
	(in billions)
AUM, beginning of period	$292.1	$263.2	$227.8
Net cash flow (1)	2.5	4.2	11.7
Investment performance (2)	19.1	26.3	24.2
Operations acquired (3)	—	1.4	—
Other (4)	0.3	(3.0)	(0.5)

AUM, end of period	$314.0	$292.1	$263.2

(1)
Positive net cash flows are primarily due to continued strong distribution results.

(2)
Variations in investment performance are primarily the result of fluctuations in market performance over time.

(3)
Reflects acquisition of Liongate in May 2013.

(4)
Includes the transfer of cash needed for the Cuprum acquisition in 2013.

        The following table presents certain summary financial data relating to the Principal Global Investors segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(in millions)
Operating revenues:
Fees and other revenues	$715.6	$702.2	$575.8	$13.4	$126.4
Net investment income	10.3	17.0	15.4	(6.7)	1.6

Total operating revenues	725.9	719.2	591.2	6.7	128.0
Expenses:
Total expenses	533.7	544.5	456.2	(10.8)	88.3

Operating earnings before income taxes and noncontrolling interests	192.2	174.7	135.0	17.5	39.7
Income taxes	63.8	55.5	43.5	8.3	12.0
Operating earnings attributable to noncontrolling interests	12.4	16.6	10.3	(4.2)	6.3

Operating earnings	$116.0	$102.6	$81.2	$13.4	$21.4

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

  Operating Earnings

        Operating earnings increased due to higher management fee revenue as a result of increased AUM as well as our increased ownership in Columbus Circle Investors. These increases were offset, in part, by a decrease in performance fees primarily seen in our alternative strategies.

  Income Taxes

        The effective income tax rates for the segment were 33% and 32% for the years ended December 31, 2014 and 2013, respectively. The effective income tax rates were lower than the U.S. statutory rate, primarily due to inclusion of income attributable to noncontrolling interest in pre-tax operating earnings without inclusion of the income taxes reported by us as the controlling interest.

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

  Income Taxes

        The effective income tax rate for the segment was 32% for both the years ended December 31, 2013 and 2012. The effective income tax rate was lower than the U.S. statutory rate primarily due to inclusion of income attributable to noncontrolling interest in pre-tax operating earnings without inclusion of the income taxes reported by us as the controlling interest.

Principal International Segment

Principal International Trends

        Our Principal International businesses focus on countries with growing middle classes, favorable demographics and increasing long-term savings, ideally with defined contribution retirement markets. With variations depending upon the specific country, we have targeted these markets for sales of retirement and related products and services, including mutual funds, asset management, income annuities and life insurance accumulation products to businesses and individuals.

        We have pursued our international strategy through a combination of acquisitions, start-up operations and joint ventures, which require infusions of capital consistent with our strategy of long-term growth and profitability.

Principal International Segment Summary Financial Data

        AUM is generally a key indicator of earnings growth for the segment, as AUM is the base by which we can generate local currency profits. The Chilean pension company differs in that the majority of fees are collected with each deposit by the mandatory retirement customers, based on a capped salary level, as opposed to asset levels. Net customer cash flow and market performance are the two main drivers of local currency AUM growth. Net customer cash flow reflects our ability to attract and retain client deposits. Market performance reflects the investment returns on our underlying AUM. Our financial results are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the countries in which we have business. AUM of our foreign subsidiaries is translated into U.S. dollar equivalents at the end of the reporting period using the spot foreign exchange rates. Revenue and expenses for our foreign subsidiaries are translated into U.S. dollar equivalents at the average foreign exchange rates for the reporting period.

        The following table presents the Principal International segment AUM rollforward for the years indicated:

	For the year ended December 31,
	2014	2013	2012
	(in billions)
AUM, beginning of period	$104.5	$69.3	$52.8
Net cash flow (1)	13.1	8.5	9.3
Investment performance (2)	11.0	3.6	7.2
Operations acquired (3)	—	34.3	2.0
Effect of exchange rates	(13.5)	(11.1)	(1.8)
Other	(0.5)	(0.1)	(0.2)

AUM, end of period	$114.6	$104.5	$69.3

(1)
Positive net cash flows are primarily due to continued strong distribution results.

(2)
Variations in investment performance are primarily the result of fluctuations in market performance over time.

(3)
Reflects the acquisition of Cuprum in Chile in February 2013 and Claritas in Brazil in April 2012.

        Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the years indicated.

	For the year ended December 31,			Increase (decrease)
				2014 vs. 2014	2013 vs. 2012
	2014	2013	2012
	(in millions)
Net revenue	$662.6	$582.6	$375.8	$80.0	$206.8

        Net revenue increased primarily due to the acquisition and growth of our Chilean pension company and favorable market changes on our mandatory investment in the pension funds in Chile. These increases were partially offset by the weakening of the Chilean peso against the U.S. dollar.

        The following table presents certain summary financial data relating to the Principal International segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(in millions)
Operating revenues:
Premiums and other considerations	$225.7	$291.6	$284.6	$(65.9)	$7.0
Fees and other revenues	438.9	404.4	216.9	34.5	187.5
Net investment income	610.8	454.0	441.2	156.8	12.8

Total operating revenues	1,275.4	1,150.0	942.7	125.4	207.3
Expenses:
Benefits, claims and settlement expenses	612.8	567.4	566.9	45.4	0.5
Operating expenses	361.8	333.9	220.9	27.9	113.0

Total expenses	974.6	901.3	787.8	73.3	113.5

Operating earnings before income taxes and noncontrolling interests	300.8	248.7	154.9	52.1	93.8
Income taxes	30.3	28.0	0.6	2.3	27.4
Operating earnings attributable to noncontrolling interests	2.5	5.5	0.2	(3.0)	5.3

Operating earnings	$268.0	$215.2	$154.1	$52.8	$61.1

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

  Operating Earnings

        Operating earnings increased primarily due to the acquisition and growth of our Chilean pension company and favorable market changes on our mandatory investment in the pension funds of our Chilean pension company. These increases are partially offset by the weakening of the Chilean peso against the U.S. dollar.

  Operating Revenues

        Premiums decreased $65.9 million in Chile primarily due to the weakening of the Chilean peso against the U.S. dollar and lower sales of single premium annuities with life contingencies.

        Fees and other revenues increased primarily due to the acquisition and growth of our pension company in Chile partially offset by the weakening of the Chilean peso against the U.S. dollar.

        Net investment income increased primarily due to the higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and favorable market changes on our mandatory investment in the pension funds of our Chilean pension company partially offset by the weakening of the Chilean peso against the U.S. dollar.

  Total Expenses

        Benefits, claims and settlement expenses increased $43.7 million in Chile primarily due to higher inflation-based interest crediting rates to customers partially offset by lower sales of single premium annuities with life contingencies and the weakening of the Chilean peso against the U.S. dollar.

        Operating expenses increased primarily due to the acquisition and growth of our Chilean pension company and higher Principal International infrastructure costs partially offset by the weakening of the Chilean peso against the U.S. dollar.

  Income Taxes

        The effective income tax rates for the segment were 10% and 11% for the years ended December 31, 2014 and 2013, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the presentation of taxes on our share of earnings generated from our equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

  Operating Earnings

        Operating earnings increased primarily due to the Chilean pension company acquisition partially offset by the weakening of the Brazilian real and Chilean peso against the U.S. dollar and the one-time impact of the tax regulation changes enacted in 2013 in Mexico.

  Operating Revenues

        Premiums increased $7.0 million in Chile primarily due to higher sales of single premium annuities with life contingencies partially offset by the weakening of the Chilean peso against the U.S. dollar.

        Fees and other revenues increased primarily due to the Chilean pension company acquisition.

        Net investment income increased primarily due to the Chilean pension company acquisition and higher average invested assets in Chile partially offset by the weakening of the Chilean peso and Brazilian real against the U.S. dollar.

  Total Expenses

        Benefits, claims and settlement expenses increased $0.7 million in Chile primarily due to higher sales of single premium annuities with life contingencies partially offset by the weakening of the Chilean peso against the U.S. dollar.

        Operating expenses increased primarily due to the Chilean pension company acquisition and higher overall compensation expenses due to growth.

  Income Taxes

        The effective income tax rates for the segment were 11% and 0% for the years ended December 31, 2013 and 2012, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the presentation of taxes on our share of earnings generated from our equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions. The effective income tax rate increased to 11% from 0% for the years ended December 31, 2013 and 2012, respectively, primarily due to the Chilean pension company acquisition, which increased our distribution of operating earnings from our consolidated entities compared to our equity method investments, coupled with tax regulation changes in Mexico.

U.S. Insurance Solutions Segment

        Several key drivers impact earnings growth in the U.S. Insurance Solutions segment. The ability of our distribution channels to generate new sales and retain existing business drives growth in our premiums and fees. Our earnings growth also depends on our ability to price our products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring and administering those products. Factors impacting pricing decisions include competitive conditions, economic trends, persistency, our ability to assess and manage trends in mortality and morbidity and our ability to manage operating expenses.

U.S. Insurance Solutions Insurance Trends

        Premiums and fees are a key metric for growth in the U.S. Insurance Solutions segment. We receive premiums on our traditional life insurance products as well as on our specialty benefits insurance products. Fees are generated from our universal life and variable universal life insurance products as well as our specialty benefits fee-for-service products.

        Premiums and fees are influenced by economic, industry and regulatory trends. Due to the declining interest rate environment in recent years, we have intentionally increased sales of non-interest sensitive traditional products in our individual life insurance business. Premiums and fees in our specialty benefits insurance business have increased due to improved sales and retention, as well as recovery in underlying salaries and membership growth in existing group contracts.

        The following table presents the U.S. Insurance Solutions segment premiums and fees for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012 (1)
	(in millions)
Premium and fee revenues:
Individual life insurance	$935.7	$907.1	$856.8	$28.6	$50.3
Specialty benefits insurance	1,591.4	1,492.7	1,443.6	98.7	49.1

(1)
Premiums and fees for the year ended December 31, 2012, reflects a $46.6 million reduction due to unlocking of unearned revenue associated with the change in basis for amortizing DAC and other actuarial balances in the first quarter of 2012, partially offset by an increase of $13.5 million due to unearned revenue unlocking associated with a change in long-term interest rate assumptions and model refinements in the third quarter of 2012.

U.S. Insurance Solutions Segment Summary Financial Data

        The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(in millions)
Operating revenues:
Premiums and other considerations	$1,913.8	$1,816.5	$1,769.3	$97.3	$47.2
Fees and other revenues (1)	613.1	583.1	531.1	30.0	52.0
Net investment income	735.7	706.8	694.3	28.9	12.5

Total operating revenues	3,262.6	3,106.4	2,994.7	156.2	111.7
Expenses:
Benefits, claims and settlement expenses (1)	1,842.9	1,836.2	1,937.7	6.7	(101.5)
Dividends to policyholders	176.2	187.5	195.8	(11.3)	(8.3)
Operating expenses (1)	899.4	792.1	661.7	107.3	130.4

Total expenses	2,918.5	2,815.8	2,795.2	102.7	20.6

Operating earnings before income taxes and noncontrolling interests	344.1	290.6	199.5	53.5	91.1
Income taxes	112.8	94.0	61.3	18.8	32.7

Operating earnings	$231.3	$196.6	$138.2	$34.7	$58.4

(1)
For further details related to the impact associated with the actuarial assumption updates and the change in basis for amortizing DAC and other actuarial balances on results for 2014 and 2012 and see "Transactions Affecting Comparability of Results of Operations — Actuarial Assumption Updates" and "Individual Life Insurance Amortization".

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

  Operating Earnings

        Operating earnings increased $25.8 million in our individual life insurance business primarily due to favorable unlocking associated with actuarial model and assumption updates in 2014 and higher prepayment fees, partially offset by higher mortality. Operating earnings increased $8.9 million in our specialty benefits insurance business primarily due to growth in the business and lower frequency and severity of dental claims.

  Operating Revenues

        Premiums and fees increased $98.7 million in our specialty benefits insurance business primarily due to growth as a result of strong sales and retention, as well as improving employment and salary trends. Premiums and fees increased $28.6 million in our individual life insurance business primarily due to strong sales and retention.

        Net investment income increased due to an increase in average invested assets and higher prepayment fees.

  Total Expenses

        Benefits, claims and settlement expenses increased $61.4 million in our specialty benefits insurance business primarily due to growth in the business partially offset by lower frequency and severity of dental claims. Benefits, claims and settlement expenses decreased $54.7 million in our individual life insurance business primarily due to favorable unlocking associated with actuarial model and assumption updates in 2014, partially offset by higher mortality and growth in the business.

        Operating expenses increased $82.6 million in our individual life insurance business primarily due to DAC unlocking associated with actuarial model and assumption updates in 2014. Operating expenses increased $24.7 million in our specialty benefits insurance business primarily due to growth in the business.

  Income Taxes

        The effective income tax rates for the segment were 33% and 32% for the years ended December 31, 2014 and 2013, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        Operating earnings increased $42.1 million in our individual life insurance business primarily due to unfavorable unlocking associated with a change in our long-term interest rate assumptions and model refinements in 2012, partially offset by higher mortality in 2013. Operating earnings increased $16.3 million in our specialty benefits business primarily due to lower frequency and severity of dental claims and growth in our business partially offset by higher staff-related costs, including pension and postretirement benefit expense.

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

Corporate Segment

Corporate Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(in millions)
Operating revenues:
Total operating revenues	$(232.4)	$(215.8)	$(188.1)	$(16.6)	$(27.7)
Expenses:
Total expenses	(67.8)	(17.8)	(11.7)	(50.0)	(6.1)

Operating loss before income taxes, preferred stock dividends and noncontrolling interest	(164.6)	(198.0)	(176.4)	33.4	(21.6)
Income tax benefits	(89.6)	(83.2)	(69.6)	(6.4)	(13.6)
Preferred stock dividends	33.0	33.0	33.0	—	—
Operating earnings attributable to noncontrolling interest	17.5	1.1	—	16.4	1.1

Operating loss	$(125.5)	$(148.9)	$(139.8)	$23.4	$(9.1)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

  Operating Loss

        The operating loss decreased primarily due to increased tax benefits in 2014, lower interest expense on corporate debt and litigation settlement expenses in 2013.

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

        We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of December 31, 2014, approximately $8.8 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

        The following table summarizes the withdrawal characteristics of our domestic general account investment-type insurance contracts as of December 31, 2014.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$9,799.0	34.3%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,451.5	22.6
Market value adjustments	5,217.2	18.3
Subject to discretionary withdrawal without adjustments	7,072.0	24.8

Total domestic investment-type insurance contracts	$28,539.7	100.0%

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

        As of December 31, 2014 and December 31, 2013, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,005.0 million and $1,105.0 million, respectively. As of December 31, 2014 and December 31, 2013, we had $28.0 million and $150.6 million, respectively, of outstanding borrowings, with no assets pledged as support as of December 31, 2014. During the first quarter of 2014, we refinanced $1,000.0 million of our revolving credit facilities. The facilities, effective March 28, 2014, were decreased to $900.0 million. The facilities include a $400.0 million 5-year facility with PFG, PFS and Principal Life as co-borrowers that matures March 2019; a $300.0 million 364-day facility with Principal Life as borrower that matures March 2015; and a $200.0 million 3-year credit facility with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, maturing March 2017. The revolving credit facilities are committed and provide 100% back-stop support for our commercial paper program. The 5-year and 364-day facilities are supported by seventeen banks and the 3-year facility is supported by fifteen banks, most of which have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable there is a very low risk the financial institutions would be unable or unwilling to fund these facilities.

        The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc.    The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. The declaration and payment of common stock dividends by us is subject to the discretion of our Board of Directors and will depend on our overall financial condition, results of operations, capital levels, cash requirements, future prospects, receipt of dividends from Principal Life (as described below), risk management considerations and other factors deemed relevant by the Board of Directors. No significant restrictions limit the payment of dividends by PFG, except those generally applicable to corporations incorporated in Delaware. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law.

        Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa ("the Commissioner") to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. Extraordinary dividends are those, together with dividends or other distributions made within the preceding twelve months, that exceed the greater of (i) 10% of Principal Life's statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on December 31, 2014 statutory results, the dividend limitation for Principal Life is approximately $615.2 million in 2015.

        In 2014, total stockholder dividends paid by Principal Life to its parent were $850.0 million, of which $400.0 million was extraordinary and was approved by the Commissioner. As of December 31, 2014, we had $651.5 million of cash and liquid assets in the holding companies readily deployable for holding company obligations.

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

        Net cash provided by operating activities was $3,102.9 million, $2,221.2 million and $3,080.8 for the years ended December 31, 2014, 2013 and 2012, respectively. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid. The increase in cash provided by operating activities in 2014 compared to 2013 was primarily due to growth in the business, fluctuations in receivables and payables associated with the timing of settlements as well as sales of certain real estate. The decrease in cash provided by operating activities in 2013 compared to 2012 was primarily due to fluctuations in receivables and payables associated with the timing of settlements as well as decreased cash flows from trading securities.

        Net cash used in investing activities was $1,172.7 million, $1,226.3 million and $1,611.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cash used in investing activities in 2014 compared to 2013 was relatively flat as increased net purchases of investments in 2014 primarily offset the first quarter 2013 acquisition of Cuprum. The decrease in cash used in investing activities in 2013 compared to 2012 was primarily the result of fewer net purchases of investments in 2013. This decrease was largely offset by the first quarter 2013 acquisition of Cuprum.

        Net cash used in financing activities was $2,438.1 million, $2,800.3 million and $126.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in cash used in financing activities in 2014 compared to 2013 was primarily due to fewer net withdrawals of investment contracts. Cash used in financing activities increased in 2014 compared to 2013 for cash used to acquire noncontrolling interests in Columbus Circle Investors and Cuprum, treasury stock acquired and dividends to common stockholders. The increase in cash used in financing activities in 2013 compared to 2012 was primarily due to net repayments of debt in 2013, as compared to net borrowings in 2012, as well as an increase in net withdrawals of investment contracts. Additionally, cash used in financing activities increased in 2013 due to the transfer of certain Principal Bank deposits as part of the bank's transformation to a limited purpose trust institution.

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

        Stockholders' Equity.    Proceeds from the issuance of our common stock were $77.5 million, $125.8 million and $28.9 million in 2014, 2013 and 2012, respectively.

        The following table summarizes our return of capital to common stockholders.

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Dividends to stockholders	$376.6	$288.4	$231.3
Repurchase of common stock	222.7	153.6	272.7

Total cash returned to stockholders	$599.3	$442.0	$504.0

Number of shares repurchased	4.7	4.4	10.5

        For additional stockholders' equity information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Stockholders' Equity."

Capitalization

        The following table summarizes our capital structure:

	December 31, 2014	December 31, 2013
	(in millions)
Debt:
Short-term debt	$28.0	$150.6
Long-term debt	2,531.2	2,601.4

Total debt	2,559.2	2,752.0
Equity excluding AOCI	10,133.6	9,501.0

Total capitalization excluding AOCI	$12,692.8	$12,253.0

Debt to equity excluding AOCI	25%	29%
Debt to capitalization excluding AOCI	20%	22%

        On March 1, 2014, Principal Life redeemed the $100.0 million surplus notes, due 2044, in whole at a redemption price equal to 102.3% of par, which was approved by the Commissioner.

Contractual Obligations

        The following table presents payments due by period for long-term contractual obligations as of December 31, 2014.

		Payments due in year ending
Contractual obligations (1)	Total payments	2015	2016 - 2017	2018 - 2019	2020 and thereafter
	(in millions)
Contractholder funds (2)	$64,074.4	$5,913.3	$11,836.7	$8,071.6	$38,252.8
Future policy benefits and claims (3)	42,784.8	2,352.2	3,871.1	3,715.5	32,846.0
Long-term debt (4)	2,531.2	—	299.8	350.0	1,881.4
Certificates of deposit (5)	636.8	333.8	219.6	83.1	0.3
Other long-term liabilities (6)	1,928.9	1,435.5	166.5	146.4	180.5
Capital leases (7)	15.5	6.3	7.9	0.8	0.5
Long-term debt interest (4)	1,883.1	127.4	257.6	223.1	1,275.0
Operating leases (8)	200.8	43.7	72.3	33.6	51.2
Purchase obligations (9)	734.6	706.8	24.6	3.2	—

Total contractual obligations	$114,790.1	$10,919.0	$16,756.1	$12,627.3	$74,487.7

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

(2)
Includes GICs, funding agreements, individual fixed annuities, universal life insurance and other investment-type insurance contracts. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8, Insurance Liabilities" for additional information.

Amounts included in the contractholder funds line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2014. The liability amount in our consolidated statements of financial position reflects either the account value (in the case of individual fixed annuities, universal life insurance and GICs) or the par value plus accrued interest and other adjustments (in the case of funding agreements and other investment-type insurance contracts).

(3)
Amounts included in the future policy benefits and claims line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2014. The liability amount in our consolidated statements of financial position reflects estimated cash payments to policyholders, reductions for expected future premiums, assumptions with regard to the timing of cash payments and discounting for interest.

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

(6)
Amounts included in the other long-term liabilities line item are contractual, non-cancelable and long-term in nature. The total payments primarily relate to savings deposits as well as premium associated with purchased option contracts where payments are made over the life of the contract. This line item excludes accruals, short-term items and items not contractual in nature.

(7)
Amounts included in the capital leases line item represent future minimum lease payments due under capital leases for buildings and hardware storage equipment. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" for additional information.

(8)
Amounts included in the operating leases line item represent payments due under various operating leases for office space, data processing equipment and office furniture and equipment. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" for additional information.

(9)
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

        We report the net funded status of our pension and other postretirement plans in the consolidated statements of financial position. The net funded status represents the differences between the fair value of plan assets and the projected benefit obligation for pension plans and other postretirement benefit plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and other postretirement benefit obligation was $371.7 million pre-tax and $42.2 million pre-tax as of December 31, 2014 and 2013, respectively. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $329.6 million and $304.3 million as of December 31, 2014 and 2013, respectively.

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2015 up to $150 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our other postretirement benefit plans in 2015 pending further analysis.

Contractual Commitments

        In connection with our banking business, we have made additional commitments to extend credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A majority of these commitments are lines of credit and are expected to expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash funding requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund loans were $6.5 million as of December 31, 2014.

        We have made commitments to provide liquidity for certain benefit plans transitioning to us from another provider. As funds from the plans become available, they will be used to pay down outstanding balances. As of December 31, 2014, the amount of unfunded commitments was $18.2 million.

        We have made commitments to fund certain limited partnerships in which we are a limited partner. As of December 31, 2014, the amount of unfunded commitments was $236.4 million. We are only required to fund additional equity under these commitments when called upon to do so by the general partner; therefore, these commitments are not liabilities on our consolidated statements of financial position.

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

        Guarantees and Indemnifications.    As of December 31, 2014, there have been no significant changes to guarantees and indemnifications since December 31, 2013. For guarantee and indemnification information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" under the caption, "Guarantees and Indemnifications."

Financial Strength and Credit Ratings

        Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ratings and other factors.

        In January 2015, A.M. Best completed its annual review, and affirmed the ratings of PFG and its subsidiaries. Principal Life's financial strength rating was affirmed at 'A+'. The outlook remains 'stable' for all ratings. Principal Life's ratings reflect our diversified revenue sources, consistent operating earnings and solid balance sheet. The ratings also reflect our position as a leading provider of defined contribution plans, defined benefit plans, plan termination annuities and nonqualified plans in the United States.

        In June 2014, Fitch affirmed PFG's credit ratings and the financial strength ratings of Principal Life and Principal National Life Insurance Company at 'AA–', noting our strong capitalization and stable, balanced operating profitability. The outlook was revised to 'stable' from 'negative' reflecting the contribution of Cuprum to overall profitability, which exceeded expectations, and gradually declining financial leverage.

        In April 2014, Standard & Poor's ("S&P") affirmed the financial strength rating of Principal Life and Principal National Life Insurance Company at 'A+'. The outlook remains 'stable' for all ratings. Principal Life's enterprise risk management rating was affirmed as 'Strong'. The affirmation reflects S&P's view that we have a very strong competitive position supported by a respected brand, diversified and sophisticated product portfolio, strong distribution relationships and increasing global reach. Further, S&P cites our financial flexibility reflecting strong earnings and fixed-charge coverage and proven access to capital markets and credit facilities.

        All four of the rating agencies maintain a 'stable' outlook on the U.S. life insurance sector. The rating agencies acknowledge that interest rates remain at historically low levels, and with prospects for higher rates uncertain, the resulting slow-growth economy continues to act as a headwind and has prevented strong industry growth. However, the agencies have also cited that the U.S. life insurance industry has maintained strong risk-adjusted capital, generated steady U.S. GAAP and statutory earnings, improved balance sheet fundamentals and enhanced risk-focused decision making since the financial crisis. The rating agencies have indicated they expect gradually increasing interest rates will help stabilize earnings on spread businesses and rising equity markets will grow assets under management.

        The following table summarizes our significant financial strength and debt ratings from the major independent rating organizations. The debt ratings shown are indicative ratings. Outstanding issuances are rated the same as indicative ratings unless otherwise noted. Actual ratings can differ from indicative ratings based on contractual terms.

	A.M. Best	Fitch	Standard & Poor's	Moody's
Principal Financial Group
Senior Unsecured Debt (1)	a–		BBB+	Baa2
Preferred Stock (2)	bbb		BBB–	Ba1
Principal Financial Services
Senior Unsecured Debt	a–		BBB+	Baa1
Commercial Paper	AMB-1		A-2	P-2
Principal Life Insurance Company
Insurer Financial Strength	A+	AA–	A+	A1
Issuer Credit Rating	aa–
Commercial Paper	AMB-1+		A-1+	P-1
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA–	A+	A1

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

        As of December 31, 2014, 39% of our net assets (liabilities) were Level 1, 58% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2014, 2% of our net assets (liabilities) were Level 1, 97% were Level 2 and 1% were Level 3.

        As of December 31, 2013, 37% of our net assets (liabilities) were Level 1, 60% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2013, 1% of our net assets (liabilities) were Level 1, 98% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

        Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2014, were $6,350.1 million as compared to $5,885.5 million as of December 31, 2013. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets. The increase was partially offset by losses on bifurcated embedded derivatives in investment-type insurance contracts.

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

Investments

        We had total consolidated assets as of December 31, 2014, of $219,087.0 million, of which $68,433.8 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

        Invested assets as of December 31, 2014, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	December 31, 2014		December 31, 2013
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$34,863.2	51%	$33,999.7	51%
Private	15,412.2	23	15,320.5	23
Equity securities	963.2	1	827.4	1
Mortgage loans:
Commercial	10,696.9	15	10,299.0	15
Residential	1,114.7	2	1,234.6	2
Real estate held for sale	174.0	—	182.3	—
Real estate held for investment	1,170.6	2	1,089.3	2
Policy loans	829.2	1	859.7	1
Other investments	3,209.8	5	2,944.4	5

Total invested assets	68,433.8	100%	66,756.9	100%

Cash and cash equivalents	1,863.9		2,371.8

Total invested assets and cash	$70,297.7		$69,128.7

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

	For the year ended December 31,						Increase (decrease)
	2014		2013		2012		2014 vs. 2013		2013 vs. 2012
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.9%	$2,311.7	4.9%	$2,343.8	5.1%	$2,485.0	—%	$(32.1)	(0.2)%	$(141.2)
Equity securities	7.6	68.4	4.5	27.4	3.5	15.2	3.1	41.0	1.0	12.2
Mortgage loans — commercial	5.2	541.4	5.3	541.2	5.7	559.6	(0.1)	0.2	(0.4)	(18.4)
Mortgage loans — residential	7.6	89.5	5.5	70.3	5.7	76.2	2.1	19.2	(0.2)	(5.9)
Real estate	7.9	103.8	5.0	61.2	6.3	71.4	2.9	42.6	(1.3)	(10.2)
Policy loans	5.8	49.4	5.8	49.9	6.1	53.7	—	(0.5)	(0.3)	(3.8)
Cash and cash equivalents	0.3	6.5	0.4	14.0	0.3	9.6	(0.1)	(7.5)	0.1	4.4
Other investments	5.3	164.1	3.4	106.8	2.1	65.4	1.9	57.3	1.3	41.4

Total before investment expenses	4.9	3,334.8	4.7	3,214.6	4.9	3,336.1	0.2	120.2	(0.2)	(121.5)
Investment expenses	(0.1)	(76.9)	(0.1)	(76.2)	(0.1)	(81.2)	—	(0.7)	—	5.0

Net investment income	4.8%	$3,257.9	4.6%	$3,138.4	4.8%	$3,254.9	0.2%	$119.5	(0.2)%	$(116.5)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        Net investment income increased due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and favorable market changes on our mandatory investment in the pension funds of our Chilean pension company. These increases were partially offset by the weakening of the Chilean peso against the U.S dollar and lower yields on average invested assets and cash in our U.S. operations.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        Net investment income decreased due to lower investment yields on our invested assets and cash in our U.S. operations and lower inflation-based investment returns on average invested assets and cash as a result of the weakening of certain Latin American currencies against the U.S. dollar. These decreases were partially offset by the acquisition of a Chilean pension company and higher average invested assets in Chile.

Net Realized Capital Gains (Losses)

        The following table presents the contributors to net realized capital gains and losses for our invested assets for the years indicated.

	For the year ended December 31,			Increase (decrease)
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(87.1)	$(113.8)	$(118.2)	$26.7	$4.4
Commercial mortgages — credit impairments	1.3	(3.7)	(11.0)	5.0	7.3
Other credit impairments	(0.6)	(12.4)	(40.8)	11.8	28.4
Fixed maturities, available-for-sale and trading — noncredit	67.5	5.6	23.8	61.9	(18.2)
Derivatives and related hedge activities (2)	(11.2)	(124.4)	(38.0)	113.2	(86.4)
Other gains (losses)	44.8	23.5	298.3	21.3	(274.8)

Net realized capital gains (losses)	$14.7	$(225.2)	$114.1	$239.9	$(339.3)

(1)
Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, were a net gain of $0.9 million, $2.1 million and $0.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)
Includes fixed maturities, available-for-sale impairment-related net gains of $0.0 million, $0.2 million and $0.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, which were hedged by derivatives reflected in this line.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to net gains versus losses on corporate fixed maturities as a result of recoveries.

        Net realized capital gains on fixed maturities, available-for-sale and trading — noncredit increased primarily due to sales of long dated structured securities and gains on trading securities related to changes in interest rates, credit spreads and exchange rates.

        Net realized capital losses on derivatives and related hedge activities decreased due to gains versus losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments and on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates. This was partially offset by increased losses on currency forwards and currency swaps due to changes in exchange rates.

        Other net realized capital gains increased due to higher gains on sales of real estate investments and joint venture real estate and foreign currency translation losses on cash held for the Cuprum acquisition that was completed in first quarter 2013. This was partially offset by an impairment of Liongate, an equity method investment, in fourth quarter 2014.

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

        Other net realized capital gains decreased due to $184.3 million of net gains realized in third quarter 2012 related to the merger of Catalyst Health Solutions, Inc. and the subsequent disposition of our remaining interest in the surviving corporation. In addition, other net realized capital gains decreased due to increased foreign currency translation losses on cash held for the Cuprum acquisition that was completed in first quarter 2013 and a 2013 realized loss resulting from the write-off of impaired corporate owned real estate. Additionally, gains on the sale of real estate and joint ventures in real estate decreased in 2013 versus 2012.

U.S. Investment Operations

        Of our invested assets, $62,327.9 million were held by our U.S. operations as of December 31, 2014. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders' benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

  •
  credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest and

  •
  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

        Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of December 31, 2014, there are thirteen members on the Investment Committee, two of whom are members of our Board of Directors. The remaining members are senior management members representing various areas of our company.

        We purchase credit default swaps to hedge certain credit exposures in our investment portfolio and total return swaps and futures to hedge a portion of our investment portfolio from credit losses. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $288.7 million and $334.3 million, total return swaps of $90.0 million and $90.0 million, and futures of $10.5 million and $9.1 million as of December 31, 2014 and December 31, 2013, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments" under the caption, "Credit Derivatives Sold."

        We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

        The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $1,119.1 million and 4.3%, respectively, as of December 31, 2014 and $768.0 million and 4.5%, respectively, as of December 31, 2013. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities — home equity with material prepayment risk were $4,319.0 million and 3.3%, respectively, as of December 31, 2014 and $4,155.1 million and 3.6%, respectively, as of December 31, 2013.

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

        Our use of derivatives exposes us to counterparty risk, or the risk that the counterparty fails to perform the terms of the derivative contract. We actively manage this risk by:

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

        We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. For further information on derivative exposure, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments" under the caption, "Balance Sheet Offsetting."

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
New mortgages	51%	49%	2.6X	2.8X
Entire mortgage portfolio	48%	50%	2.6X	2.5X

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

	December 31, 2014		December 31, 2013
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$31,618.0	51%	$30,638.2	51%
Private	15,410.1	25	15,319.3	25
Equity securities	300.5	—	272.3	—
Mortgage loans:
Commercial	10,657.2	17	10,253.8	17
Residential	507.2	1	565.4	1
Real estate held for sale	171.8	—	179.5	—
Real estate held for investment	1,168.6	2	1,086.9	2
Policy loans	806.5	1	834.9	1
Other investments	1,688.0	3	1,495.7	3

Total invested assets	62,327.9	100%	60,646.0	100%

Cash and cash equivalents	1,762.5		2,266.8

Total invested assets and cash	$64,090.4		$62,912.8

Fixed Maturities

        Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred securities. Included in the privately placed category as of December 31, 2014 and December 31, 2013, were $10.3 billion and $10.3 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

        Fixed maturities were diversified by category of issuer, as shown in the following table for the years indicated.

	December 31, 2014		December 31, 2013
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
U.S. government and agencies	$1,121.8	2%	$780.5	2%
States and political subdivisions	4,329.4	9	3,796.0	8
Non-U.S. governments	446.6	1	523.6	1
Corporate — public	16,834.6	37	16,882.6	37
Corporate — private	12,262.9	26	12,483.5	27
Residential mortgage-backed pass-through securities	2,839.6	6	2,871.1	6
Commercial mortgage-backed securities	3,977.0	8	4,028.2	9
Residential collateralized mortgage obligations	1,306.2	3	992.1	2
Asset-backed securities	3,910.0	8	3,599.9	8

Total fixed maturities	$47,028.1	100%	$45,957.5	100%

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

        The international exposure held in our U.S. operation's fixed maturities portfolio was 25% of total fixed maturities as of December 31, 2014 and 26% as of December 31, 2013. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation's fixed maturities portfolio for the years indicated.

	December 31, 2014	December 31, 2013
	(in millions)
European Union, excluding UK	$3,717.9	$3,925.1
United Kingdom	2,467.5	2,656.1
Asia-Pacific	1,564.8	1,542.9
Australia/New Zealand	1,285.6	1,285.3
Latin America	989.9	951.0
Europe, non-European Union	855.6	1,042.8
Middle East and Africa	365.3	411.6
Other (1)	276.7	241.3

Total	$11,523.3	$12,056.1

(1)
Includes exposure from 1 country and various supranational organizations as of both December 31, 2014, and December 31, 2013.

        International fixed maturities are determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2014 and December 31, 2013, our investments in Canada totaled $1,478.3 million and $1,486.5 million, respectively.

        Fixed Maturities Credit Concentrations.    One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of December 31, 2014.

Amortized cost
(in millions)
General Electric Co	$216.4
People's Republic of China	173.4
Berkshire Hathaway Inc.	169.9
AT&T Inc.	168.6
Duke Energy Corporation	149.5
Verizon Communications Inc.	142.1
MetLife, Inc.	136.0
Mars, Incorporated	132.6
PG&E Corporation	129.7
HSBC Holdings plc	124.8

Total top ten exposures	$1,543.0

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

        The Securities Valuation Office ("SVO") of the NAIC monitors the bond investments of insurers for regulatory capital and reporting purposes and, when required, assigns securities to one of six investment categories. For certain bonds, the NAIC designations closely mirror the Nationally Recognized Statistical Rating Organizations' ("NRSRO") credit ratings. For most corporate bonds, NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB–" or higher by S&P. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by S&P.

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

        The following table presents our total fixed maturities by NAIC designation and the equivalent ratings of the NRSROs as of the years indicated as well as the percentage, based on fair value, that each designation comprises.

		December 31, 2014			December 31, 2013
NAIC Rating	Rating Agency Equivalent	Amortized cost	Carrying amount	Percent of carrying amount	Amortized cost	Carrying amount	Percent of carrying amount
		($ in millions)
1	AAA/AA/A	$28,364.4	$30,140.6	64%	$27,137.0	$28,096.1	61%
2	BBB	12,291.8	13,184.7	28	13,808.3	14,587.8	32
3	BB	2,902.0	2,879.3	6	2,439.9	2,444.0	5
4	B	659.1	637.3	2	554.6	512.6	1
5	CCC and lower	147.8	120.0	—	216.4	179.7	1
6	In or near default	74.7	66.2	—	217.3	137.3	—

	Total fixed maturities	$44,439.8	$47,028.1	100%	$44,373.5	$45,957.5	100%

        Fixed maturities include 71 securities with an amortized cost of $524.8 million, gross gains of $21.6 million, gross losses of $1.0 million and a carrying amount of $545.4 million as of December 31, 2014, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

        Commercial Mortgage-Backed Securities.    As of December 31, 2014, based on amortized cost, 58% of our CMBS portfolio had ratings of A or higher and 40% was issued prior to 2005 and after 2008.

        The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and year of issuance ("vintage") for our CMBS portfolio as of the years indicated.

	December 31, 2014
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$14.4	$15.1	$9.8	$10.5	$4.8	$5.2	$28.7	$33.5	$39.8	$43.6	$97.5	$107.9
2004	2.8	3.3	39.1	39.8	31.6	33.4	25.8	27.3	29.9	30.3	129.2	134.1
2005	205.5	208.3	63.3	64.7	28.7	29.6	85.2	86.4	139.0	125.2	521.7	514.2
2006	80.1	82.2	45.2	46.2	85.8	88.6	150.9	155.1	126.9	115.7	488.9	487.8
2007	41.0	42.4	102.3	111.2	156.0	169.7	213.8	226.8	665.9	670.5	1,179.0	1,220.6
2008	22.0	23.3	26.7	29.1	—	—	44.6	45.5	55.5	61.2	148.8	159.1
2009	70.2	73.0	45.6	47.4	18.4	19.2	—	—	—	—	134.2	139.6
2010	64.7	68.4	41.3	42.7	—	—	—	—	—	—	106.0	111.1
2011	76.5	77.0	136.8	139.0	2.2	2.2	—	—	—	—	215.5	218.2
2012	214.8	218.3	143.3	145.4	3.5	3.5	—	—	—	—	361.6	367.2
2013	201.4	200.7	72.8	73.0	—	—	15.6	15.7	10.3	10.4	300.1	299.8
2014	168.1	169.5	44.8	44.9	3.0	3.0	—	—	—	—	215.9	217.4

Total (1)	$1,161.5	$1,181.5	$771.0	$793.9	$334.0	$354.4	$564.6	$590.3	$1,067.3	$1,056.9	$3,898.4	$3,977.0

(1)
The CMBS portfolio included agency CMBS with a $415.5 million amortized cost and a $420.4 million carrying amount.

	December 31, 2013
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
2003 & Prior	$19.2	$20.0	$10.0	$11.3	$0.7	$0.7	$27.8	$31.7	$72.4	$71.2	$130.1	$134.9
2004	29.4	29.7	61.6	63.2	43.1	44.3	31.6	33.2	71.1	63.4	236.8	233.8
2005	306.8	321.2	52.1	55.6	39.2	40.2	116.1	118.8	158.0	133.7	672.2	669.5
2006	99.7	104.4	27.5	29.1	67.5	72.1	128.4	134.4	131.8	111.8	454.9	451.8
2007	67.7	70.3	73.8	83.1	141.4	156.2	225.3	245.0	848.8	732.3	1,357.0	1,286.9
2008	10.9	11.4	43.6	49.0	—	—	18.4	19.2	67.3	72.1	140.2	151.7
2009	81.5	85.5	74.3	77.9	18.6	19.7	—	—	—	—	174.4	183.1
2010	63.7	69.6	56.1	57.6	—	—	—	—	—	—	119.8	127.2
2011	98.7	99.1	119.4	119.7	—	—	—	—	—	—	218.1	218.8
2012	220.7	219.2	152.3	151.7	—	—	—	—	—	—	373.0	370.9
2013	141.7	138.8	61.6	60.8	—	—	—	—	—	—	203.3	199.6

Total (1)	$1,140.0	$1,169.2	$732.3	$759.0	$310.5	$333.2	$547.6	$582.3	$1,349.4	$1,184.5	$4,079.8	$4,028.2

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

        The following table presents the total carrying amount of our fixed maturities portfolio, as well as its problem, potential problem and restructured fixed maturities for the years indicated.

	December 31, 2014	December 31, 2013
	($ in millions)
Total fixed maturities (public and private)	$47,028.1	$45,957.5

Problem fixed maturities (1)	$297.0	$417.1
Potential problem fixed maturities	161.3	157.0

Total problem, potential problem and restructured fixed maturities	$458.3	$574.1

Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.97%	1.25%

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

        The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $83.7 million, $111.8 million, and $118.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Fixed Maturities Available-for-Sale

        The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the years indicated.

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$3,734.8	$148.0	$92.4	$3,790.4
Finance — Brokerage	282.3	22.0	—	304.3
Finance — Finance Companies	210.0	7.7	0.5	217.2
Finance — Financial Other	403.8	55.8	0.2	459.4
Finance — Insurance	2,218.5	277.1	2.0	2,493.6
Finance — REITS	816.8	47.1	2.3	861.6
Industrial — Basic Industry	1,527.2	82.7	12.4	1,597.5
Industrial — Capital Goods	1,543.1	144.4	2.5	1,685.0
Industrial — Communications	2,302.0	268.8	9.9	2,560.9
Industrial — Consumer Cyclical	1,332.2	78.4	3.1	1,407.5
Industrial — Consumer Non-Cyclical	3,045.4	213.9	3.6	3,255.7
Industrial — Energy	2,853.1	238.7	39.4	3,052.4
Industrial — Other	386.0	23.1	0.2	408.9
Industrial — Technology	1,061.9	40.8	2.0	1,100.7
Industrial — Transportation	924.8	66.8	2.2	989.4
Utility — Electric	2,627.2	266.1	5.3	2,888.0
Utility — Natural Gas	243.2	19.9	0.1	263.0
Utility — Other	253.0	19.6	—	272.6
Government guaranteed	1,226.0	130.3	10.3	1,346.0

Total corporate securities	26,991.3	2,151.2	188.4	28,954.1
Residential mortgage-backed pass-through securities	2,687.0	124.5	6.3	2,805.2
Commercial mortgage-backed securities	3,896.9	141.5	62.9	3,975.5
Residential collateralized mortgage obligations	1,229.5	25.6	5.0	1,250.1
Asset-backed securities — Home equity (1)	312.0	14.6	15.1	311.5
Asset-backed securities — All other	3,041.9	17.3	4.4	3,054.8
Collateralized debt obligations — Credit	52.4	—	18.0	34.4
Collateralized debt obligations — CMBS	3.2	0.1	—	3.3
Collateralized debt obligations — Loans	465.6	3.4	2.6	466.4

Total mortgage-backed and other asset-backed securities	11,688.5	327.0	114.3	11,901.2
U.S. government and agencies	1,085.6	39.1	2.9	1,121.8
States and political subdivisions	3,916.8	291.3	4.1	4,204.0
Non-U.S. governments	357.2	90.8	1.4	446.6

Total fixed maturities, available-for-sale	$44,039.4	$2,899.4	$311.1	$46,627.7

(1)
This exposure is all related to sub-prime mortgage loans.

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,053.6	$172.5	$113.7	$4,112.4
Finance — Brokerage	233.0	15.4	1.2	247.2
Finance — Finance Companies	159.2	9.3	—	168.5
Finance — Financial Other	496.4	56.6	1.1	551.9
Finance — Insurance	2,432.8	193.3	7.7	2,618.4
Finance — REITS	861.9	45.9	7.0	900.8
Industrial — Basic Industry	1,539.9	80.2	14.4	1,605.7
Industrial — Capital Goods	1,612.2	119.4	5.4	1,726.2
Industrial — Communications	2,043.4	153.1	13.7	2,182.8
Industrial — Consumer Cyclical	1,591.3	110.7	6.9	1,695.1
Industrial — Consumer Non-Cyclical	3,117.2	189.0	17.2	3,289.0
Industrial — Energy	2,885.6	231.7	21.8	3,095.5
Industrial — Other	382.7	20.8	1.6	401.9
Industrial — Technology	995.9	47.6	5.1	1,038.4
Industrial — Transportation	829.5	41.7	8.6	862.6
Utility — Electric	2,731.9	178.2	34.6	2,875.5
Utility — Natural Gas	198.6	13.4	2.9	209.1
Utility — Other	281.0	18.7	1.8	297.9
Government guaranteed	1,269.9	113.7	6.8	1,376.8

Total corporate securities (1)	27,716.0	1,811.2	271.5	29,255.7
Residential mortgage-backed pass-through securities	2,779.2	91.1	46.7	2,823.6
Commercial mortgage-backed securities	4,078.0	170.6	222.2	4,026.4
Residential collateralized mortgage obligations	983.6	19.2	10.7	992.1
Asset-backed securities — Home equity (2)	344.8	12.0	21.6	335.2
Asset-backed securities — All other	2,829.1	20.6	9.2	2,840.5
Collateralized debt obligations — Credit	54.5	—	31.1	23.4
Collateralized debt obligations — CMBS	36.7	2.7	2.0	37.4
Collateralized debt obligations — Loans	300.7	3.3	1.4	302.6

Total mortgage-backed and other asset-backed securities	11,406.6	319.5	344.9	11,381.2
U.S. government and agencies	818.2	12.7	50.4	780.5
States and political subdivisions	3,622.8	120.9	85.7	3,658.0
Non-U.S. governments	451.4	73.3	1.1	523.6

Total fixed maturities, available-for-sale	$44,015.0	$2,337.6	$753.6	$45,599.0

(1)
Reclassifications have been made to prior periods to conform to the current period presentation.

(2)
This exposure is all related to sub-prime mortgage loans.

        Of the $311.1 million in gross unrealized losses as of December 31, 2014, there were $1.4 million in losses attributed to securities scheduled to mature in one year or less, $40.6 million attributed to securities scheduled to mature between one to five years, $48.3 million attributed to securities scheduled to mature between five to ten years, $106.5 million attributed to securities scheduled to mature after ten years and $114.3 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2014, we were in a $2,588.3 million net unrealized gain position as compared to a $1,584.0 million net unrealized gain position as of December 31, 2013. The $1,004.3 million increase in net unrealized gains for the year ended December 31, 2014, can primarily be attributed to an approximate 53 basis points decrease in interest rates.

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

        The following table presents our fixed maturities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses, including the other-than-temporary impairment losses reported in OCI, as of the years indicated.

	December 31, 2014				December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$27,534.4	$2,049.3	$103.6	$29,480.1	$27,611.6	$1,560.3	$377.6	$28,794.3
Private	12,785.6	763.6	40.2	13,509.0	13,023.7	666.8	110.9	13,579.6
Below investment grade:
Public	1,931.3	37.4	90.0	1,878.7	1,744.3	54.7	141.9	1,657.1
Private	1,788.1	49.1	77.3	1,759.9	1,635.4	55.8	123.2	1,568.0

Total fixed maturities, available-for-sale	$44,039.4	$2,899.4	$311.1	$46,627.7	$44,015.0	$2,337.6	$753.6	$45,599.0

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the years indicated.

	December 31, 2014
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$1,753.2	$18.6	$969.0	$6.8	$2,722.2	$25.4
Greater than three to six months	200.9	4.1	375.7	4.4	576.6	8.5
Greater than six to nine months	111.4	1.1	142.3	3.0	253.7	4.1
Greater than nine to twelve months	7.5	0.2	60.0	0.3	67.5	0.5
Greater than twelve to twenty-four months	1,046.0	20.2	408.6	11.9	1,454.6	32.1
Greater than twenty-four to thirty-six months	96.8	2.6	21.6	0.3	118.4	2.9
Greater than thirty-six months	436.4	56.8	186.3	13.5	622.7	70.3

Total fixed maturities, available-for-sale	$3,652.2	$103.6	$2,163.5	$40.2	$5,815.7	$143.8

	December 31, 2013
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,047.4	$19.5	$983.5	$9.0	$3,030.9	$28.5
Greater than three to six months	190.6	4.1	230.5	6.0	421.1	10.1
Greater than six to nine months	3,605.4	227.0	1,222.5	52.8	4,827.9	279.8
Greater than nine to twelve months	172.7	13.2	54.8	2.9	227.5	16.1
Greater than twelve to twenty-four months	187.0	19.8	39.3	3.0	226.3	22.8
Greater than twenty-four to thirty-six months	39.2	2.7	42.8	1.0	82.0	3.7
Greater than thirty-six months	523.2	91.3	286.9	36.2	810.1	127.5

Total fixed maturities, available-for-sale	$6,765.5	$377.6	$2,860.3	$110.9	$9,625.8	$488.5

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the years indicated.

	December 31, 2014
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$478.0	$14.8	$298.1	$8.3	$776.1	$23.1
Greater than three to six months	111.8	4.1	274.1	15.9	385.9	20.0
Greater than six to nine months	8.2	0.8	52.4	0.7	60.6	1.5
Greater than nine to twelve months	—	—	94.8	2.8	94.8	2.8
Greater than twelve to twenty-four months	21.2	0.8	66.7	8.1	87.9	8.9
Greater than twenty-four to thirty-six months	0.5	—	0.4	0.4	0.9	0.4
Greater than thirty-six months	280.6	69.5	151.7	41.1	432.3	110.6

Total fixed maturities, available-for-sale	$900.3	$90.0	$938.2	$77.3	$1,838.5	$167.3

	December 31, 2013
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$157.6	$2.3	$103.8	$2.7	$261.4	$5.0
Greater than three to six months	23.2	0.8	50.5	0.4	73.7	1.2
Greater than six to nine months	79.6	2.2	104.0	4.4	183.6	6.6
Greater than nine to twelve months	—	0.1	19.4	0.4	19.4	0.5
Greater than twelve to twenty-four months	—	—	12.4	1.4	12.4	1.4
Greater than twenty-four to thirty-six months	41.8	2.8	12.5	3.3	54.3	6.1
Greater than thirty-six months	452.5	133.7	275.5	110.6	728.0	244.3

Total fixed maturities, available-for-sale	$754.7	$141.9	$578.1	$123.2	$1,332.8	$265.1

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the years indicated.

	December 31, 2014
	Problem, potential problem and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$107.4	$32.4	$107.4	$32.4
Greater than three to six months	—	—	1.5	1.0	1.5	1.0
Greater than six to nine months	7.6	5.2	0.5	0.2	8.1	5.4
Greater than nine to twelve months	—	—	—	0.2	—	0.2
Greater than twelve months	46.3	31.4	189.1	68.8	235.4	100.2

Total fixed maturities, available-for-sale	$53.9	$36.6	$298.5	$102.6	$352.4	$139.2

	December 31, 2013
	Problem, potential problem and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$0.7	$0.2	$28.3	$9.3	$29.0	$9.5
Greater than three to six months	—	—	4.1	1.6	4.1	1.6
Greater than six to nine months	13.3	4.1	1.4	0.9	14.7	5.0
Greater than nine to twelve months	—	—	5.0	1.9	5.0	1.9
Greater than twelve months	127.7	169.7	271.3	108.6	399.0	278.3

Total fixed maturities, available-for-sale	$141.7	$174.0	$310.1	$122.3	$451.8	$296.3

Mortgage Loans

        Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $10,657.2 million and $10,253.8 million as of December 31, 2014 and December 31, 2013, respectively. The carrying amount of our residential mortgage loan portfolio was $507.2 million and $565.4 million as of December 31, 2014 and December 31, 2013, respectively.

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

        As a result, we have focused on constructing a high quality portfolio of mortgages. Our portfolio is generally comprised of mortgages originated with conservative loan-to-value ratios, high debt service coverages and general purpose property types with a strong credit tenancy.

        Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of well anchored retail properties, office properties, general-purpose industrial properties and apartments.

        Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 19% and 21% of our commercial mortgage loan portfolio before valuation allowance as of December 31, 2014 and December 31, 2013, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

        The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of December 31, 2014 and December 31, 2013, the total number of commercial mortgage loans outstanding was 911 and 953, of which 63% and 66% were for loans with principal balances less than $10 million, respectively. The average loan size of our commercial mortgage portfolio was $11.7 million and $10.8 million as of December 31, 2014 and December 31, 2013, respectively.

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

        There has been a decrease in the total level of problem, potential problem and restructured commercial mortgages during 2014 primarily due to loan payoffs and improvement in general market fundamentals such as increases in employment, falling vacancies and relatively little new construction.

        The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the years indicated.

	December 31, 2014	December 31, 2013
	($ in millions)
Total commercial mortgages	$10,657.2	$10,253.8

Problem commercial mortgages (1)	$4.5	$30.8
Potential problem commercial mortgages	28.3	34.0
Restructured problem commercial mortgages	2.7	25.0

Total problem, potential problem and restructured commercial mortgages	$35.5	$89.8

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	0.33%	0.88%

(1)
Includes $0.0 million and $8.0 million of commercial mortgage loans in foreclosure as of December 31, 2014 and December 31, 2013, respectively.

        Commercial Mortgage Loan Valuation Allowance.    The valuation allowance for commercial mortgage loans includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar risk characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss may occur. For further details on the commercial mortgage loan valuation allowance, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments — Mortgage Loan Valuation Allowance."

        The valuation allowance decreased $1.8 million for the year ended December 31, 2014, and decreased $23.1 million for the year ended December 31, 2013. The decrease in the level of valuation allowance during 2014 and 2013 was related to the same market factors as those causing the decrease in the level of problem, potential problem and restructured commercial mortgages for the year ended December 31, 2014, along with some foreclosure activity in 2013.

        The following table represents our commercial mortgage loan valuation allowance for the years indicated.

	December 31, 2014	December 31, 2013
	($ in millions)
Balance, beginning of period	$28.7	$51.8
Provision	(0.9)	4.1
Charge-offs	(0.9)	(28.0)
Recoveries	—	0.8

Balance, end of period	$26.9	$28.7

Valuation allowance as % of carrying value before reserves	0.25%	0.28%

        Residential Mortgage Loans.    The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $283.4 million and $394.9 million and first lien mortgages with an amortized cost of $252.9 million and $210.8 million as of December 31, 2014 and December 31, 2013, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $20.4 million and $23.8 million as of December 31, 2014 and December 31, 2013, respectively.

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

        Our residential mortgage loan portfolio, and in particular our home equity loan portfolio, experienced an increase in loss severity from sustained elevated levels of unemployment along with continued depressed collateral values beginning in 2010. While these factors continue to drive charge-offs, loss rates overall have stabilized and the portfolio balance continues to decline. The following table represents our residential mortgage loan valuation allowance for the years indicated.

	December 31, 2014	December 31, 2013
	($ in millions)
Balance, beginning of period	$40.3	$44.4
Provision	7.9	11.1
Charge-offs	(22.7)	(18.3)
Recoveries	3.6	3.1

Balance, end of period	$29.1	$40.3

Valuation allowance as % of carrying value before reserves	5.4%	6.7%

Real Estate

        Real estate consists primarily of commercial equity real estate. As of December 31, 2014 and December 31, 2013, the carrying amount of our equity real estate investment was $1,340.4 million, or 2%, and $1,266.4 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

        Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale." Real estate held for investment totaled $1,168.6 million and $1,086.9 million as of December 31, 2014 and December 31, 2013, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses and, accordingly, are reflected in our consolidated results of operations. Impairments recorded for the years ended December 31, 2014 and December 31, 2013 were $6.2 million and $7.1 million, respectively.

        The carrying amount of real estate held for sale was $171.8 million and $179.5 million as of December 31, 2014 and December 31, 2013, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. No valuation allowance was established during the year ended December 31, 2014, or the year ended December 31, 2013.

        We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

        Equity real estate is distributed across geographic regions of the country. As of December 31, 2014, our equity real estate portfolio was concentrated in the Pacific (33%), South Atlantic (22%), and West South Central (21%) regions of the United States. By property type, there is a concentration in office that represented approximately 51% of the equity real estate portfolio as of December 31, 2014.

Other Investments

        Our other investments totaled $1,688.0 million as of December 31, 2014, compared to $1,495.7 million as of December 31, 2013. Derivative assets accounted for $651.5 million and $651.1 million in other investments as of December 31, 2014 and December 31, 2013, respectively. The remaining invested assets are primarily related to equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners, and seed money.

International Investment Operations

        Of our invested assets, $6,105.9 million were held by our Principal International segment as of December 31, 2014. The assets are managed by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	December 31, 2014		December 31, 2013
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
Fixed maturities:
Public	$3,245.2	53%	$3,361.5	55%
Private	2.1	—	1.2	—
Equity securities	662.7	11	555.1	9
Mortgage loans:
Commercial	39.7	1	45.2	1
Residential	607.5	10	669.2	11
Real estate held for sale	2.2	—	2.8	—
Real estate held for investment	2.0	—	2.4	—
Policy loans	22.7	—	24.8	—
Other investments:
Direct financing leases	790.8	13	720.2	12
Investment in equity method subsidiaries	614.7	10	646.3	11
Derivative assets and other short-term investments	116.3	2	82.2	1

Total invested assets	6,105.9	100%	6,110.9	100%

Cash and cash equivalents	101.4		105.0

Total invested assets and cash	$6,207.3		$6,215.9

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposures and Risk Management

        Market risk is the risk we will incur losses due to adverse fluctuations in market rates and prices. Our primary market risk exposures are to interest rates, equity markets and foreign currency exchange rates. The active management of market risk is an integral part of our operations. We manage our overall market risk exposure within established risk tolerance ranges by using the following approaches:

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

        An increase in market interest rates may cause the fair value of our financial assets to decline. The reduction in the fair value of our financial assets would be partly offset by a corresponding reduction in the fair value of our financial liabilities. The following tables show the net estimated potential loss in fair value at total company level from a hypothetical 100 basis point immediate, parallel increase in interest rates as of December 31, 2014, and December 31, 2013. Our selection of a 100 basis point immediate, parallel increase in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management's assessment of changing market conditions and available investment opportunities.

	December 31, 2014
	Notional	Asset (liability) fair value	Hypothetical fair value after +100 basis point parallel yield curve shift	Hypothetical changes in fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$49,670.8	$47,225.5	$(2,445.3)
Fixed maturities, trading		604.6	583.8	(20.8)
Mortgage loans		12,350.2	11,811.9	(538.3)
Policy loans		1,083.2	981.6	(101.6)
Equity securities, trading		648.5	626.6	(21.9)
Other investments		121.2	127.3	6.1
Financial liabilities with interest rate risk:
Investment-type insurance contracts		(28,499.1)	(27,699.2)	799.9
Long-term debt		(2,786.1)	(2,539.6)	246.5
Bank deposits		(1,985.5)	(1,976.5)	9.0
Derivatives with interest rate risk:
Interest rate swaps	$19,182.6	(38.1)	(208.3)	(170.2)
Currency swaps	1,975.5	(0.9)	(6.4)	(5.5)
Equity options	3,293.4	(101.4)	(153.9)	(52.5)
Interest rate options	4,900.0	40.3	43.8	3.5
Swaptions	260.0	—	0.6	0.6
Interest rate futures	147.5	0.3	8.3	8.0

Net estimated potential loss in fair value				$(2,282.5)

	December 31, 2013
	Notional	Asset (liability) fair value	Hypothetical fair value after +100 basis point parallel yield curve shift	Hypothetical changes in fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$48,757.1	$46,522.2	$(2,234.9)
Fixed maturities, trading		563.1	540.4	(22.7)
Mortgage loans		11,773.5	11,291.1	(482.4)
Policy loans		963.3	891.3	(72.0)
Equity securities, trading		416.5	400.4	(16.1)
Other investments		118.0	120.8	2.8
Financial liabilities with interest rate risk:
Investment-type insurance contracts		(30,100.0)	(29,274.0)	826.0
Long-term debt		(2,692.1)	(2,455.9)	236.2
Bank deposits		(1,951.1)	(1,941.7)	9.4
Derivatives with interest rate risk:
Interest rate swaps	$20,570.8	(365.4)	(459.3)	(93.9)
Currency swaps	2,367.5	106.0	110.8	4.8
Equity options	1,719.7	(125.4)	(152.1)	(26.7)
Interest rate options	4,100.0	41.7	57.5	15.8
Swaptions	325.0	1.0	3.5	2.5
Interest rate futures	92.5	(1.1)	3.0	4.1

Net estimated potential loss in fair value				$(1,847.1)

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

        The tables above do not include approximately $31,143.2 million of liabilities relating to insurance contracts involving significant mortality or morbidity risk as of December 31, 2014 and $29,426.9 million as of December 31, 2013, which are not considered financial liabilities. We believe the interest rate sensitivities of these insurance liabilities would economically serve as a partial offset to the net interest rate risk of the financial assets and liabilities that are set forth in these tables.

        Our net estimated potential loss in fair value as of December 31, 2014, increased $435.4 million from December 31, 2013, primarily due to an increase in the duration of our financial assets.

        The following table provides detail on the differences between the interest rates being credited to contractholders as of December 31, 2014, and the respective guaranteed minimum interest rates ("GMIRs"), broken down by GMIR level within the Retirement and Investor Services and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
	At GMIR	Up to 0.50% above GMIR	0.51% to 1.00% above GMIR	1.01% to 2.00% above GMIR	2.01% or more above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Investor Services
Up to 1.00%	$466.4	$908.8	$4,298.1	$142.1	$0.3	$5,815.7
1.01% - 2.00%	396.1	87.3	93.4	59.4	—	636.2
2.01% - 3.00%	8,377.2	1.4	7.0	101.2	—	8,486.8
3.01% - 4.00%	237.9	—	—	—	—	237.9

Subtotal	9,477.6	997.5	4,398.5	302.7	0.3	15,176.6
U.S. Insurance Solutions
Up to 1.00%	—	—	30.8	2.2	—	33.0
1.01% - 2.00%	278.5	—	139.9	100.9	38.4	557.7
2.01% - 3.00%	1,866.1	1,010.3	210.7	76.7	0.1	3,163.9
3.01% - 4.00%	1,410.2	70.4	13.9	39.1	5.7	1,539.3
4.01% - 5.00%	184.0	71.8	67.9	18.0	—	341.7

Subtotal	3,738.8	1,152.5	463.2	236.9	44.2	5,635.6

Total	$13,216.4	$2,150.0	$4,861.7	$539.6	$44.5	$20,812.2

Percentage of total	63.5%	10.3%	23.4%	2.6%	0.2%	100.0%

(1)
Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

        During periods of low or declining interest rates, our margin of investment income above our interest credited to our liabilities ("investment margins") may be negatively impacted. Assuming a hypothetical scenario where market interest rates immediately fall by 25 basis points from their December 31, 2014, levels and then remain unchanged thereafter, we estimate that the impact of such an environment could reduce our investment margins for our domestic business by approximately $2.0 million and $5.0 million pre-tax during the twelve months ending December 31, 2015 and 2016, respectively, compared to a scenario where market interest rates remain unchanged from their December 31, 2014, levels. This hypothetical scenario reflects only the impact related to the approximately $21.0 billion of in-force contracts with guaranteed minimum interest rates shown above, and does not reflect potential impacts on our DAC asset and other actuarial balances. In determining the potential impact, we have reflected the impact of potential changes in crediting rates to policyholders, limited by any restrictions on our ability to adjust crediting rates due to guaranteed minimum interest rates. Our estimates of future margins include the impact of expected premium payments, lapses, and withdrawals on existing policies, but they do not include the impact of new sales. Our selection of a 25 basis point immediate, parallel decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 25 basis point immediate, parallel decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events.

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

        We estimate that as of December 31, 2014, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2013. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

        For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $302.6 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2014, as compared to an estimated $306.1 million, or 10%, reduction as of December 31, 2013. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $29.3 million, or 11%, reduction in the operating earnings of our international operations for the year ended December 31, 2014, as compared to an estimated $24.2 million, or 11%, reduction for the year ended December 31, 2013.

        The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

        Use of Derivatives to Manage Foreign Currency Risk.    The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $1,190.5 million and $1,425.0 million as of December 31, 2014 and December 31, 2013, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $644.5 million and $822.1 million as of December 31, 2014 and December 31, 2013, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $17.9 million and $0.0 million as of December 31, 2014 and December 31, 2013, respectively.

        With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our operations in Chile had currency swaps with a notional amount of $140.5 million and $120.4 million as of December 31, 2014 and December 31, 2013, respectively. Chile also utilized currency forwards with a notional amount of $252.8 million and $247.4 million as of December 31, 2014 and December 31, 2013, respectively.

        There are times when we use derivatives to manage the foreign currency risk associated with a business combination. There were no hedges of business combinations outstanding at December 31, 2014 or December 31, 2013. Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2014 or 2013.

Equity Risk

        Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of December 31, 2014 and December 31, 2013, the fair value of our equity securities was $963.2 million and $827.4 million, respectively. As of December 31, 2014, we estimate that a 10% decline in the value of the equity securities would result in a decline in fair value of the equity securities of $96.3 million, as compared to a decline in fair value of the equity securities of $82.7 million as of December 31, 2013.

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

        We also have equity risk associated with (1) fixed deferred annuity and universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit ("GMDB") that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment-type insurance contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans."

        Use of Derivatives to Manage Equity Risk.    We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product's profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $645.6 million, $2,969.2 million, and $3,790.4 million, respectively, as of December 31, 2014, and notional amounts of $365.9 million, $1,719.7 million, and $3,263.5 million, respectively, as of December 31, 2013. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited Principal Financial Group, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("the COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Principal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Principal Financial Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 11, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 11, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Principal Financial Group, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 11, 2015

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31, 2014	December 31, 2013
	(in millions)
Assets
Fixed maturities, available-for-sale (2014 and 2013 include $278.2 million and $272.0 million related to consolidated variable interest entities)	$49,670.8	$48,757.1
Fixed maturities, trading (2014 and 2013 include $100.4 million and $110.4 million related to consolidated variable interest entities)	604.6	563.1
Equity securities, available-for-sale	123.0	110.5
Equity securities, trading (2014 and 2013 include $345.3 million and $327.2 million related to consolidated variable interest entities)	840.2	716.9
Mortgage loans	11,811.6	11,533.6
Real estate (2014 and 2013 include $284.9 million and $266.3 million related to consolidated variable interest entities)	1,344.6	1,271.6
Policy loans	829.2	859.7
Other investments (2014 and 2013 include $40.6 million and $68.1 million related to consolidated variable interest entities and $127.2 million and $142.9 million measured at fair value under the fair value option)	3,209.8	2,944.4

Total investments	68,433.8	66,756.9
Cash and cash equivalents	1,863.9	2,371.8
Accrued investment income	505.9	532.1
Premiums due and other receivables	1,213.0	1,241.0
Deferred acquisition costs	2,993.0	3,077.0
Property and equipment	590.2	500.7
Goodwill	1,007.4	1,100.3
Other intangibles	1,323.5	1,459.0
Separate account assets (2014 and 2013 include $34,655.4 million and $32,824.7 million related to consolidated variable interest entities)	140,072.8	130,018.4
Other assets	1,083.5	1,134.2

Total assets	$219,087.0	$208,191.4

Liabilities
Contractholder funds	$34,726.7	$35,958.3
Future policy benefits and claims	24,036.6	22,626.2
Other policyholder funds	812.7	758.9
Short-term debt	28.0	150.6
Long-term debt (2014 and 2013 include $82.3 million and $47.7 million related to consolidated variable interest entities)	2,531.2	2,601.4
Income taxes currently payable	11.5	5.2
Deferred income taxes	1,035.3	824.0
Separate account liabilities (2014 and 2013 include $34,655.4 million and $32,824.7 million related to consolidated variable interest entities)	140,072.8	130,018.4
Other liabilities (2014 and 2013 include $344.0 million and $362.4 million related to consolidated variable interest entities, of which $71.0 million and $104.9 million are measured at fair value under the fair value option)	5,542.2	5,224.2

Total liabilities	208,797.0	198,167.2
Redeemable noncontrolling interest	58.0	247.2
Stockholders' equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2014 and 2013	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2014 and 2013	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 462.7 million and 459.3 million shares issued, and 293.9 million and 295.2 million shares outstanding in 2014 and 2013	4.6	4.6
Additional paid-in capital	9,945.5	9,798.9
Retained earnings	6,114.1	5,405.4
Accumulated other comprehensive income	50.4	183.2
Treasury stock, at cost (168.8 million and 164.1 million shares in 2014 and 2013)	(5,930.7)	(5,708.0)

Total stockholders' equity attributable to Principal Financial Group, Inc.	10,184.0	9,684.2
Noncontrolling interest	48.0	92.8

Total stockholders' equity	10,232.0	9,777.0

Total liabilities and stockholders' equity	$219,087.0	$208,191.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2014	2013	2012
	(in millions, except per share data)
Revenues
Premiums and other considerations	$3,722.9	$3,154.1	$3,219.4
Fees and other revenues	3,482.1	3,222.2	2,626.7
Net investment income	3,257.9	3,138.4	3,254.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	92.7	(109.2)	232.7
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	23.8	(91.5)	(135.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(101.8)	(24.5)	17.3

Net impairment losses on available-for-sale securities	(78.0)	(116.0)	(118.6)

Net realized capital gains (losses)	14.7	(225.2)	114.1

Total revenues	10,477.6	9,289.5	9,215.1
Expenses
Benefits, claims and settlement expenses	5,231.0	4,683.6	5,123.9
Dividends to policyholders	177.4	189.0	197.7
Operating expenses	3,574.3	3,292.9	2,933.5

Total expenses	8,982.7	8,165.5	8,255.1

Income before income taxes	1,494.9	1,124.0	960.0
Income taxes	318.5	187.9	134.6

Net income	1,176.4	936.1	825.4
Net income attributable to noncontrolling interest	32.3	23.4	18.8

Net income attributable to Principal Financial Group, Inc.	1,144.1	912.7	806.6
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$1,111.1	$879.7	$773.6

Earnings per common share
Basic earnings per common share	$3.70	$2.99	$2.60

Diluted earnings per common share	$3.65	$2.95	$2.58

Dividends declared per common share	$1.28	$0.98	$0.78

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Net income	$1,176.4	$936.1	$825.4
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	324.7	(540.2)	557.6
Noncredit component of impairment losses on fixed maturities, available-for-sale	61.9	6.9	(6.7)
Net unrealized gains (losses) on derivative instruments	61.1	(1.8)	(43.6)
Foreign currency translation adjustment	(336.6)	(269.4)	(9.8)
Net unrecognized postretirement benefit obligation	(255.2)	332.6	(127.4)

Other comprehensive income (loss)	(144.1)	(471.9)	370.1

Comprehensive income	1,032.3	464.2	1,195.5
Comprehensive income attributable to noncontrolling interest	21.0	8.6	20.0

Comprehensive income attributable to Principal Financial Group, Inc.	$1,011.3	$455.6	$1,175.5

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Noncontrolling interest	Total stockholders' equity
	(in millions)
Balances at January 1, 2012	$—	$0.1	$4.5	$9,634.7	$4,323.4	$271.4	$(5,281.7)	$353.8	$9,306.2
Common stock issued	—	—	—	28.9	—	—	—	—	28.9
Stock-based compensation and additional related tax benefits	—	—	—	67.3	(3.7)	—	—	—	63.6
Treasury stock acquired, common	—	—	—	—	—	—	(272.7)	—	(272.7)
Dividends to common stockholders	—	—	—	—	(231.3)	—	—	—	(231.3)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(10.7)	(10.7)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	13.1	13.1
Deconsolidation of certain variable interest entities	—	—	—	—	—	—	—	(353.2)	(353.2)
Net income (excludes $1.9 million attributable to redeemable noncontrolling interest)	—	—	—	—	806.6	—	—	16.9	823.5
Other comprehensive income (excludes $1.1 million attributable to redeemable noncontrolling interest)	—	—	—	—	—	368.9	—	0.1	369.0

Balances at December 31, 2012	—	0.1	4.5	9,730.9	4,862.0	640.3	(5,554.4)	20.0	9,703.4
Common stock issued	—	—	0.1	125.7	—	—	—	—	125.8
Stock-based compensation and additional related tax benefits	—	—	—	72.7	(4.6)	—	—	—	68.1
Treasury stock acquired, common	—	—	—	—	—	—	(153.6)	—	(153.6)
Dividends to common stockholders	—	—	—	—	(288.4)	—	—	—	(288.4)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2.0)	(2.0)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	115.3	115.3
Purchase of subsidiary shares from noncontrolling interest	—	—	—	1.4	—	—	—	(54.1)	(52.7)
Sale of subsidiary shares to noncontrolling interest	—	—	—	11.5	—	—	—	20.3	31.8
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(143.3)	(43.3)	—	—	(6.5)	(193.1)
Net income (excludes $13.6 million attributable to redeemable noncontrolling interest)	—	—	—	—	912.7	—	—	9.8	922.5
Other comprehensive loss (excludes $(4.8) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(457.1)	—	(10.0)	(467.1)

Balances at December 31, 2013	—	0.1	4.6	9,798.9	5,405.4	183.2	(5,708.0)	92.8	9,777.0
Common stock issued	—	—	—	77.5	—	—	—	—	77.5
Stock-based compensation and additional related tax benefits	—	—	—	80.3	(6.1)	—	—	—	74.2
Treasury stock acquired, common	—	—	—	—	—	—	(222.7)	—	(222.7)
Dividends to common stockholders	—	—	—	—	(376.6)	—	—	—	(376.6)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(23.9)	(23.9)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7.4	7.4
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2.0)	—	—	—	(45.6)	(47.6)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(9.2)	(19.7)	—	—	—	(28.9)
Net income (excludes $9.0 million attributable to redeemable noncontrolling interest)	—	—	—	—	1,144.1	—	—	23.3	1,167.4
Other comprehensive loss (excludes $(5.3) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(132.8)	—	(6.0)	(138.8)

Balances at December 31, 2014	$—	$0.1	$4.6	$9,945.5	$6,114.1	$50.4	$(5,930.7)	$48.0	$10,232.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Operating activities
Net income	$1,176.4	$936.1	$825.4
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	367.2	187.1	94.9
Additions to deferred acquisition costs	(404.1)	(447.0)	(428.9)
Accrued investment income	26.2	52.3	30.8
Net cash flows for trading securities	(93.4)	(76.0)	335.8
Premiums due and other receivables	26.9	(131.9)	70.6
Contractholder and policyholder liabilities and dividends	1,634.0	1,614.7	2,054.7
Current and deferred income taxes	175.9	211.7	18.4
Net realized capital (gains) losses	(14.7)	225.2	(114.1)
Depreciation and amortization expense	169.5	153.9	132.1
Mortgage loans held for sale, acquired or originated	—	—	(48.0)
Mortgage loans held for sale, sold or repaid, net of gain	43.3	0.2	90.0
Real estate acquired through operating activities	(49.4)	(107.2)	(46.4)
Real estate sold through operating activities	158.9	24.2	43.9
Stock-based compensation	75.3	68.5	63.8
Other	(189.1)	(490.6)	(42.2)

Net adjustments	1,926.5	1,285.1	2,255.4

Net cash provided by operating activities	3,102.9	2,221.2	3,080.8
Investing activities
Available-for-sale securities:
Purchases	(9,054.0)	(9,025.2)	(8,263.9)
Sales	2,512.0	1,919.1	1,303.7
Maturities	6,244.7	7,359.2	6,647.5
Mortgage loans acquired or originated	(2,169.6)	(2,192.9)	(2,538.4)
Mortgage loans sold or repaid	1,793.6	2,095.1	1,668.0
Real estate acquired	(281.7)	(85.6)	(151.8)
Net purchases of property and equipment	(136.0)	(59.4)	(38.9)
Purchase of interests in subsidiaries, net of cash acquired	—	(1,268.3)	(80.4)
Net change in other investments	(81.7)	31.7	(157.1)

Net cash used in investing activities	(1,172.7)	(1,226.3)	(1,611.3)
Financing activities
Issuance of common stock	77.5	125.8	28.9
Acquisition of treasury stock	(222.7)	(153.6)	(272.7)
Proceeds from financing element derivatives	15.1	47.0	51.8
Payments for financing element derivatives	(58.0)	(48.0)	(49.9)
Excess tax benefits from share-based payment arrangements	9.7	10.1	10.8
Purchase of subsidiary shares from noncontrolling interest	(227.0)	(52.9)	—
Sale of subsidiary shares to noncontrolling interest	—	31.8	—
Dividends to common stockholders	(376.6)	(288.4)	(231.3)
Dividends to preferred stockholders	(33.0)	(33.0)	(33.0)
Issuance of long-term debt	38.5	38.2	1,493.4
Principal repayments of long-term debt	(100.3)	(218.2)	(450.6)
Net proceeds from (repayments of) short-term borrowings	(118.3)	108.0	(68.8)
Investment contract deposits	5,638.4	6,716.3	6,900.4
Investment contract withdrawals	(7,099.2)	(8,852.7)	(7,522.6)
Net increase (decrease) in banking operation deposits	30.7	(225.7)	32.0
Other	(12.9)	(5.0)	(14.6)

Net cash used in financing activities	(2,438.1)	(2,800.3)	(126.2)

Net increase (decrease) in cash and cash equivalents	(507.9)	(1,805.4)	1,343.3
Cash and cash equivalents at beginning of period	2,371.8	4,177.2	2,833.9

Cash and cash equivalents at end of period	$1,863.9	$2,371.8	$4,177.2

Supplemental Information:
Cash paid for interest	$137.6	$144.1	$127.7
Cash paid for income taxes	$73.8	$61.2	$82.7

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

Recent Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards not yet adopted:
Revenue recognition
This authoritative guidance replaces all general and most industry specific revenue recognition guidance currently prescribed by U.S. GAAP. The core principle is that an entity recognizes revenue to reflect the transfer of a promised good or service to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for that good or service.	January 1, 2017	We are currently evaluating the impact this guidance will have on our consolidated financial statements.
Discontinued operations
This authoritative guidance amends the definition of discontinued operations and requires entities to provide additional disclosures associated with discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. The guidance requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity's operations or financial results. The guidance also expands the scope to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale.	January 1, 2015	This guidance will be applied prospectively and is not expected to have a material impact on our consolidated financial statements.
Standards adopted:
Foreign currency cumulative translation adjustment
This authoritative guidance clarifies how the cumulative translation adjustment related to a parent's investment in a foreign entity should be released when certain transactions related to the foreign entity occur.	January 1, 2014	The guidance was adopted prospectively and did not have a material impact on our consolidated financial statements.
Accumulated other comprehensive income
This authoritative guidance requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income ("AOCI"). Entities are required to disclose information regarding changes in AOCI balances by component and significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements.	January 1, 2013	See Note 14, Stockholders' Equity, for further details. The guidance did not have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

1. Nature of Operations and Significant Accounting Policies — (continued)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Balance sheet offsetting
This authoritative guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. The guidance further clarifies that the disclosure requirements apply to derivative instruments, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. Retrospective application was required.	January 1, 2013	See Note 5, Investments, for further details. The guidance did not have a material impact on our consolidated financial statements.
Presentation of comprehensive income
This authoritative guidance changes the presentation of comprehensive income in the financial statements. The guidance eliminates the presentation options contained in previous guidance and instead requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that show the components of net income and other comprehensive income ("OCI"), including adjustments for items that are reclassified from OCI to net income. The guidance does not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income.	January 1, 2012	See Consolidated Statements of Comprehensive Income and Note 14, Stockholders' Equity, for further details. The guidance did not have a material impact on our consolidated financial statements.
Fair value measurement and disclosure requirements
This authoritative guidance clarifies and changes fair value measurement and disclosure requirements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments but does not require additional fair value measurements.	January 1, 2012	See Note 15, Fair Value Measurements, for further details. The guidance did not have a material impact on our consolidated financial statements.
Capitalized costs incurred by insurance companies
This authoritative guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the successful acquisition of new or renewal insurance contracts. Capitalized costs should include incremental direct costs of contract acquisition, as well as certain costs related directly to acquisition activities such as underwriting, policy issuance and processing, medical and inspection and sales force contract selling.	January 1, 2012	We adopted the guidance retrospectively.

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

December 31, 2014

1. Nature of Operations and Significant Accounting Policies — (continued)

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

Investments

        Fixed maturities include bonds, asset-backed securities ("ABS"), redeemable preferred stock and certain nonredeemable preferred securities. Equity securities include mutual funds, common stock and nonredeemable preferred stock. We classify fixed maturities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 14, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders' equity, net of adjustments associated with DAC and related actuarial balances, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to hedged portions of available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). Mark-to-market adjustments related to certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reflected in net investment income.

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

        Real estate investments are reported at cost less accumulated depreciation. The initial cost basis of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost basis of the properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $174.0 million and $182.3 million as of December 31, 2014 and 2013, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

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

December 31, 2014

1. Nature of Operations and Significant Accounting Policies — (continued)

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

        Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision, impairments of real estate held for investment and impairments on equity method investments. Investment gains and losses on sales of certain real estate held for sale that do not meet the criteria for classification as a discontinued operation and mark-to-market adjustments on certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reported as net investment income and are excluded from net realized capital gains (losses).

        Policy loans and other investments are primarily reported at cost, excluding seed money investments, other investment funds, derivative assets, commercial mortgage loans of consolidated VIEs for which the fair value option was elected and equity method real estate investments for which the fair value option was elected.

Derivatives

        Overview.    Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivatives generally used by us include interest rate swaps, interest rate options, swaptions, currency swaps, currency forwards, equity options, futures, credit default swaps and total return swaps. Derivatives may be exchange traded, cleared through centralized clearinghouses, or contracted in the over-the-counter market without being cleared. Derivative positions are either assets or liabilities in the consolidated statements of financial position and are measured at fair value, generally by obtaining quoted market prices or through the use of pricing models. See Note 14, Fair Value Measurements, for policies related to the determination of fair value. Fair values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, and market volatility and liquidity.

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

December 31, 2014

1. Nature of Operations and Significant Accounting Policies — (continued)

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

December 31, 2014

1. Nature of Operations and Significant Accounting Policies — (continued)

        Reserves for participating life insurance contracts are based on the net level premium reserve for death and endowment policy benefits. This net level premium reserve is calculated based on dividend fund interest rates and mortality rates guaranteed in calculating the cash surrender values described in the contract.

        Participating business represented approximately 11%, 12% and 13% of our life insurance in force and 40%, 43% and 47% of the number of life insurance policies in force at December 31, 2014, 2013 and 2012, respectively. Participating business represented approximately 40%, 40% and 43% of life insurance premiums for the years ended December 31, 2014, 2013 and 2012, respectively. The amount of dividends to policyholders is declared annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

        Some of our policies and contracts require payment of fees or other policyholder assessments in advance for services that will be rendered over the estimated lives of the policies and contracts. These payments are established as unearned revenue liabilities upon receipt and included in other policyholder funds in the consolidated statements of financial position. These unearned revenue reserves are amortized to operations over the estimated lives of these policies and contracts in relation to the emergence of estimated gross profits.

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

        Immediate annuities with life contingencies include products with fixed and guaranteed annuity considerations and benefits and consist principally of group and individual single premium annuities with life contingencies. Annuity considerations from these products are recognized as premium revenue. However, the collection of these annuity considerations does not represent the completion of the earnings process, as we establish annuity reserves, using estimates for mortality and investment assumptions, which include provision for adverse deviation as required by U.S. GAAP. We anticipate profits to emerge over the life of the annuity products as we earn investment income, pay benefits and release reserves.

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

December 31, 2014

1. Nature of Operations and Significant Accounting Policies — (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

1. Nature of Operations and Significant Accounting Policies — (continued)

Reinsurance

        We enter into reinsurance agreements with other companies in the normal course of business in order to limit losses and minimize exposure to significant risks. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2014 and 2013, we had $338.0 million and $282.6 million of net ceded reinsurance recoverables related to claims that have been received, respectively. At December 31, 2014 and 2013, our largest exposures to a single third party reinsurer was in our life insurance business, which totaled $38.9 billion and $35.9 billion of life insurance in force, representing 16% and 17% of total net life insurance in force, respectively. The reinsurance recoverable relating to claims received that are associated to this single third party reinsurer recorded in our consolidated statements of financial position was $48.1 million and $31.3 million at December 31, 2014 and 2013, respectively.

        The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Premiums and other considerations:
Direct	$4,123.7	$3,524.8	$3,554.1
Assumed	2.1	2.5	2.6
Ceded	(402.9)	(373.2)	(337.3)

Net premiums and other considerations	$3,722.9	$3,154.1	$3,219.4

Benefits, claims and settlement expenses:
Direct	$5,532.5	$4,933.3	$5,268.6
Assumed	30.7	32.2	33.9
Ceded	(332.2)	(281.9)	(178.6)

Net benefits, claims and settlement expenses	$5,231.0	$4,683.6	$5,123.9

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

        At December 31, 2014 and December 31, 2013, the separate accounts include a separate account valued at $205.4 million and $223.1 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

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

Goodwill and Other Intangibles

        Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and indefinite-lived intangible assets are not amortized. Rather, they are tested for impairment during the third quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested at the reporting unit level, which is a business one level below the operating segment, if financial information is prepared and regularly reviewed by management at that level. Once goodwill has been assigned to a reporting unit, it is no longer associated with a particular acquisition; therefore, all of the activities within a reporting unit, whether acquired or organically grown, are available to support the goodwill value. Impairment testing for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

2. Goodwill and Other Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement and Investor Services	Principal Global Investors	Principal International	U.S. Insurance Solutions	Corporate	Consolidated
	(in millions)
Balance at January 1, 2013	$68.6	$239.9	$179.5	$55.4	$—	$543.4
Goodwill from acquisitions	—	—	631.8	2.6	—	634.4
Goodwill disposed	—	—	—	(1.4)	—	(1.4)
Foreign currency	—	1.2	(81.3)	—	—	(80.1)
Other	4.0	—	—	—	—	4.0

Balance at December 31, 2013	72.6	241.1	730.0	56.6	—	1,100.3
Foreign currency	—	(3.9)	(89.0)	—	—	(92.9)

Balance at December 31, 2014	$72.6	$237.2	$641.0	$56.6	$—	$1,007.4

Finite Lived Intangible Assets

        Amortized intangible assets that continue to be subject to amortization over a weighted average remaining expected life of 13 years were as follows:

	December 31, 2014			December 31, 2013
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Present value of future profits	$—	$—	$—	$13.5	$6.7	$6.8
Other finite lived intangible assets	674.1	183.6	490.5	858.8	262.9	595.9

Total finite lived intangible assets	$674.1	$183.6	$490.5	$872.3	$269.6	$602.7

        During 2014, 2013 and 2012, we fully amortized other finite lived intangible assets of $118.6 million, $5.2 million and $5.0 million, respectively.

        Other Finite Lived Intangible Assets.    The amortization expense for intangible assets with finite useful lives was $49.9 million, $48.0 million and $22.7 million for 2014, 2013 and 2012, respectively. At December 31, 2014, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2015	$48.6
2016	48.8
2017	48.1
2018	47.7
2019	46.1

Indefinite Lived Intangible Assets

        The net carrying amount of unamortized indefinite lived intangible assets was $833.0 million and $856.3 million as of December 31, 2014 and 2013, respectively. As of both December 31, 2014 and 2013, $608.0 million relates to investment management contracts associated with our acquisition of WM Advisors, Inc. in 2006. In addition, in the first quarter of 2013, we recorded $185.2 million related to trade name intangibles associated with our acquisition of Administradora de Fondos de Pensiones Cuprum S.A. ("Cuprum").

3. Variable Interest Entities

        We have relationships with and may have a variable interest in various types of special purpose entities. Following is a discussion of our interest in entities that meet the definition of a VIE. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. The primary beneficiary of a VIE is defined as the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. For VIEs that are investment companies, the primary beneficiary is the enterprise

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

3. Variable Interest Entities — (continued)

who absorbs the majority of the entity's expected losses, receives a majority of the expected residual returns or both. On an ongoing basis, we assess whether we are the primary beneficiary of VIEs in which we have a relationship.

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

December 31, 2014

3. Variable Interest Entities — (continued)

        The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

	Grantor trusts	Collateralized private investment vehicle	CMBS	Mandatory retirement savings	Real estate	Total
	(in millions)
December 31, 2014
Fixed maturities, available-for-sale	$278.2	$—	$—	$—	$—	$278.2
Fixed maturities, trading	—	100.4	—	—	—	100.4
Equity securities, trading	—	—	—	345.3	—	345.3
Real estate	—	—	—	—	284.9	284.9
Other investments	—	—	35.0	—	5.6	40.6
Cash	—	—	—	—	4.7	4.7
Accrued investment income	0.4	—	0.2	—	1.4	2.0
Separate account assets	—	—	—	34,655.4	—	34,655.4
Other assets	—	—	—	—	0.3	0.3

Total assets	$278.6	$100.4	$35.2	$35,000.7	$296.9	$35,711.8

Long-term debt	$—	$—	$—	$—	$82.3	$82.3
Income taxes currently payable	—	—	—	—	10.6	10.6
Deferred income taxes	1.5	—	—	—	(0.4)	1.1
Separate account liabilities	—	—	—	34,655.4	—	34,655.4
Other liabilities (1)	239.1	85.6	4.8	—	14.5	344.0

Total liabilities	$240.6	$85.6	$4.8	$34,655.4	$107.0	$35,093.4

December 31, 2013
Fixed maturities, available-for-sale	$272.0	$—	$—	$—	$—	$272.0
Fixed maturities, trading	—	110.4	—	—	—	110.4
Equity securities, trading	—	—	—	327.2	—	327.2
Real estate	—	—	—	—	266.3	266.3
Other investments	—	—	68.1	—	—	68.1
Cash	—	—	—	—	12.0	12.0
Accrued investment income	0.3	—	0.6	—	1.1	2.0
Separate account assets	—	—	—	32,824.7	—	32,824.7
Other assets	—	—	—	—	0.1	0.1

Total assets	$272.3	$110.4	$68.7	$33,151.9	$279.5	$33,882.8

Long-term debt	$—	$—	$—	$—	$47.7	$47.7
Deferred income taxes	1.5	—	—	—	—	1.5
Separate account liabilities	—	—	—	32,824.7	—	32,824.7
Other liabilities (1)	217.2	93.8	31.4	—	20.0	362.4

Total liabilities	$218.7	$93.8	$31.4	$32,824.7	$67.7	$33,236.3

(1)
Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; the collateralized private investment vehicle includes derivative liabilities and an obligation to redeem notes at maturity or termination of the trust.

        We did not provide financial or other support to investees designated as VIEs for the periods ended December 31, 2014 and December 31, 2013.

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

December 31, 2014

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

        We have invested in partnerships and other funds, some of which are classified as VIEs. Some of these entities have returns in the form of income tax credits. These entities are classified as VIEs as the general partners do not have equity investments at risk in the entities. We have determined we are not the primary beneficiary because we are not the general partner, who makes all the significant decisions for the entities. Other limited partnerships and fund interests have returns from investment income. These entities are classified as VIEs as the decision makers do not have equity investments at risk in the entities. We have determined we are not the primary beneficiary because we do not make the significant decisions for the entities, or our variable interest does not absorb the majority of the variability of the entities' net assets.

        The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	Asset carrying value	Maximum exposure to loss (1)
	(in millions)
December 31, 2014
Fixed maturities, available-for-sale:
Corporate	$456.7	$353.3
Residential mortgage-backed pass-through securities	2,822.9	2,702.9
Commercial mortgage-backed securities	3,975.5	3,896.9
Collateralized debt obligations	504.1	521.2
Other debt obligations	4,616.4	4,583.4
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	34.4	34.4
Commercial mortgage-backed securities	1.5	1.5
Collateralized debt obligations	39.4	39.4
Other debt obligations	0.2	0.2
Other investments:
Other limited partnership and fund interests	188.2	188.2
December 31, 2013
Fixed maturities, available-for-sale:
Corporate	$523.4	$448.2
Residential mortgage-backed pass-through securities	2,845.2	2,799.1
Commercial mortgage-backed securities	4,026.4	4,078.0
Collateralized debt obligations	363.4	391.9
Other debt obligations	4,167.8	4,157.5
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	47.5	47.5
Commercial mortgage-backed securities	1.8	1.8
Collateralized debt obligations	59.6	59.6
Other debt obligations	1.2	1.2
Other investments:
Other limited partnership and fund interests	123.5	123.5

(1)
Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and other investments. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading.

Sponsored Investment Funds

        We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities' net assets. As of both December 31, 2014 and December 31, 2013, these VIEs held $1.4 billion in total assets. We have no contractual obligation to contribute to the funds.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

3. Variable Interest Entities — (continued)

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

4. Investments

Fixed Maturities and Equity Securities

        The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Other-than- temporary impairments in AOCI (1)
	(in millions)
December 31, 2014
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,085.6	$39.1	$2.9	$1,121.8	$—
Non-U.S. governments	704.4	188.3	1.6	891.1	—
States and political subdivisions	3,916.8	291.3	4.1	4,204.0	—
Corporate	29,308.3	2,442.6	215.9	31,535.0	18.4
Residential mortgage-backed pass-through securities	2,702.9	126.3	6.3	2,822.9	—
Commercial mortgage-backed securities	3,896.9	141.5	62.9	3,975.5	88.9
Collateralized debt obligations	521.2	3.5	20.6	504.1	1.3
Other debt obligations	4,583.4	57.5	24.5	4,616.4	66.9

Total fixed maturities, available-for-sale	$46,719.5	$3,290.1	$338.8	$49,670.8	$175.5

Total equity securities, available-for-sale	$125.1	$7.7	$9.8	$123.0

December 31, 2013
Fixed maturities, available-for-sale:
U.S. government and agencies	$818.2	$12.7	$50.4	$780.5	$—
Non-U.S. governments	853.2	148.8	5.2	996.8	—
States and political subdivisions	3,622.8	120.9	85.7	3,658.0	—
Corporate	30,280.6	1,958.8	320.4	31,919.0	17.1
Residential mortgage-backed pass-through securities	2,799.1	92.8	46.7	2,845.2	—
Commercial mortgage-backed securities	4,078.0	170.6	222.2	4,026.4	183.4
Collateralized debt obligations	391.9	6.0	34.5	363.4	0.7
Other debt obligations	4,157.5	51.8	41.5	4,167.8	76.3

Total fixed maturities, available-for-sale	$47,001.3	$2,562.4	$806.6	$48,757.1	$277.5

Total equity securities, available-for-sale	$113.8	$10.0	$13.3	$110.5

(1)
Excludes $167.5 million and $148.6 million as of December 31, 2014 and December 31, 2013, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

        The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2014, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,606.8	$2,636.3
Due after one year through five years	12,930.8	13,461.2
Due after five years through ten years	7,895.2	8,366.5
Due after ten years	11,582.3	13,287.9

Subtotal	35,015.1	37,751.9
Mortgage-backed and other asset-backed securities	11,704.4	11,918.9

Total	$46,719.5	$49,670.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

4. Investments — (continued)

        Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Investment Income

        Major categories of net investment income are summarized as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Fixed maturities, available-for-sale	$2,283.8	$2,321.3	$2,454.8
Fixed maturities, trading	27.9	22.5	30.2
Equity securities, available-for-sale	7.0	7.6	8.6
Equity securities, trading	61.4	19.8	6.6
Mortgage loans	630.9	611.5	635.8
Real estate	103.8	61.2	71.4
Policy loans	49.4	49.9	53.7
Cash and cash equivalents	6.5	14.0	9.6
Derivatives	(88.0)	(115.2)	(131.2)
Other	252.1	222.0	196.6

Total	3,334.8	3,214.6	3,336.1
Investment expenses	(76.9)	(76.2)	(81.2)

Net investment income	$3,257.9	$3,138.4	$3,254.9

Net Realized Capital Gains and Losses

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$96.8	$45.5	$31.0
Gross losses	(45.8)	(122.1)	(144.9)
Other-than-temporary impairment losses reclassified to (from) OCI	(101.8)	(24.5)	17.3
Hedging, net	(21.5)	(115.5)	(27.5)
Fixed maturities, trading	31.2	(7.1)	2.2
Equity securities, available-for-sale:
Gross gains	10.3	0.8	0.6
Gross losses	(0.3)	(0.3)	(0.9)
Equity securities, trading	21.7	26.9	34.1
Mortgage loans	(9.4)	(15.8)	(51.3)
Derivatives	13.1	(23.0)	(10.9)
Other	20.4	9.9	264.4

Net realized capital gains (losses)	$14.7	$(225.2)	$114.1

        Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $2,251.2 million, $1,773.0 million and $1,228.6 million in 2014, 2013 and 2012, respectively.

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

December 31, 2014

4. Investments — (continued)

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

        Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Fixed maturities, available-for-sale	$13.8	$(91.2)	$(135.5)
Equity securities, available-for-sale	10.0	(0.3)	(0.4)

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	23.8	(91.5)	(135.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	(101.8)	(24.5)	17.3

Net impairment losses on available-for-sale securities	$(78.0)	$(116.0)	$(118.6)

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

December 31, 2014

4. Investments — (continued)

where the loss is no longer bifurcated and/or there has been a positive change in expected cash flows or accretion of the bifurcated credit loss amount.

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Beginning balance	$(235.4)	$(335.2)	$(434.8)
Credit losses for which an other-than-temporary impairment was not previously recognized	(11.3)	(15.1)	(20.7)
Credit losses for which an other-than-temporary impairment was previously recognized	(67.4)	(75.9)	(80.0)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	163.1	177.6	191.9
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	6.6	12.6	8.4
Foreign currency translation adjustment	—	0.6	—

Ending balance	$(144.4)	$(235.4)	$(335.2)

(1)
Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

        For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	December 31, 2014
	Less than twelve months		Greater than or equal to twelve months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$211.5	$0.7	$95.0	$2.2	$306.5	$2.9
Non-U.S. governments	20.3	1.4	7.5	0.2	27.8	1.6
States and political subdivisions	208.1	0.7	210.5	3.4	418.6	4.1
Corporate	3,072.1	76.8	1,238.3	139.1	4,310.4	215.9
Residential mortgage-backed pass-through securities	18.0	—	395.3	6.3	413.3	6.3
Commercial mortgage-backed securities	375.3	3.0	395.0	59.9	770.3	62.9
Collateralized debt obligations	114.8	1.0	112.0	19.6	226.8	20.6
Other debt obligations	971.2	3.5	432.7	21.0	1,403.9	24.5

Total fixed maturities, available-for-sale	$4,991.3	$87.1	$2,886.3	$251.7	$7,877.6	$338.8

Total equity securities, available-for-sale	$10.0	$—	$36.0	$9.8	$46.0	$9.8

        Of the total amounts, Principal Life's consolidated portfolio represented $7,638.7 million in available-for-sale fixed maturities with gross unrealized losses of $310.8 million. Of those fixed maturity securities in Principal Life's consolidated portfolio with a gross unrealized loss position, 80% were investment grade (rated AAA through BBB–) with an average price of 96 (carrying value/amortized cost) at December 31, 2014. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2014, due primarily to a decrease in interest rates.

        For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 685 securities with a carrying value of $4,907.1 million and unrealized losses of $85.4 million reflecting an average price of 98 at December 31, 2014. Of this portfolio, 77% was investment grade (rated AAA through BBB–) at December 31, 2014, with associated unrealized losses of $44.4 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

4. Investments — (continued)

        For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 429 securities with a carrying value of $2,731.6 million and unrealized losses of $225.4 million. The average rating of this portfolio was A with an average price of 92 at December 31, 2014. Of the $225.4 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $59.9 million in unrealized losses with an average price of 87 and an average credit rating of A–. The remaining unrealized losses consist primarily of $113.0 million within the corporate sector at December 31, 2014. The average price of the corporate sector was 91 and the average credit rating was BBB+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2014.

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

        Of the total amounts, Principal Life's consolidated portfolio represented $10,905.4 million in available-for-sale fixed maturities with gross unrealized losses of $752.5 million. Of those fixed maturity securities in Principal Life's consolidated portfolio with a gross unrealized loss position, 87% were investment grade (rated AAA through BBB–) with an average price of 94 (carrying value/amortized cost) at December 31, 2013. Gross unrealized losses in our fixed maturities portfolio decreased slightly during the year ended December 31, 2013, due to spread improvements.

        For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 1,154 securities with a carrying value of $8,899.5 million and unrealized losses of $339.8 million reflecting an average price of 96 at December 31, 2013. Of this portfolio, 94% was investment grade (rated AAA through BBB–) at December 31, 2013, with associated unrealized losses of $325.9 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 359 securities with a carrying value of $2,005.9 million and unrealized losses of $412.7 million. The average rating of this portfolio was BBB– with an average price of 83 at December 31, 2013. Of the $412.7 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $206.9 million in unrealized losses with an average price of 71 and an average credit rating of BB–. The remaining unrealized losses consist primarily of $127.6 million within the corporate sector at December 31, 2013. The average price of the corporate sector was 89 and the average credit rating was BBB+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

December 31, 2014

4. Investments — (continued)

Net Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Instruments

        The net unrealized gains and losses on investments in fixed maturities available-for-sale, equity securities available-for-sale and derivative instruments in cash flow hedge relationships are reported as a separate component of stockholders' equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities and derivative instruments in cash flow hedge relationships net of adjustments related to DAC and related actuarial balances and applicable income taxes was as follows:

	December 31, 2014	December 31, 2013
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$3,079.1	$2,067.4
Noncredit component of impairment losses on fixed maturities, available-for-sale	(175.5)	(277.5)
Net unrealized losses on equity securities, available-for-sale	(2.1)	(3.3)
Adjustments for assumed changes in amortization patterns	(346.8)	(265.9)
Adjustments for assumed changes in policyholder liabilities	(1,078.6)	(621.2)
Net unrealized gains on derivative instruments	160.1	56.0
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	88.9	87.1
Provision for deferred income taxes	(576.8)	(342.0)

Net unrealized gains on available-for-sale securities and derivative instruments	$1,148.3	$700.6

(1)
Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Mortgage Loans

        Mortgage loans consist of commercial and residential mortgage loans. We evaluate risks inherent in our commercial mortgage loans in two classes: (1) brick and mortar property loans, including mezzanine loans, where we analyze the property's rent payments as support for the loan, and (2) credit tenant loans ("CTL"), where we rely on the credit analysis of the tenant for the repayment of the loan. We evaluate risks inherent in our residential mortgage loan portfolio in two classes: (1) home equity mortgages and (2) first lien mortgages. The carrying amount of our mortgage loan portfolio was as follows:

	December 31, 2014	December 31, 2013
	(in millions)
Commercial mortgage loans	$10,723.8	$10,327.7
Residential mortgage loans	1,144.3	1,275.7

Total amortized cost	11,868.1	11,603.4
Valuation allowance	(56.5)	(69.8)

Total carrying value	$11,811.6	$11,533.6

        We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $184.8 million, $157.2 million and $153.0 million of residential mortgage loans in 2014, 2013 and 2012, respectively. We sold $95.9 million, $0.0 million and $14.2 million of residential mortgage loans in 2014, 2013 and 2012, respectively. We purchased $59.5 million, $166.1 million and $149.1 million of commercial mortgage loans in 2014, 2013 and 2012, respectively. We sold $2.3 million, $13.0 million and $31.1 million of commercial mortgage loans in 2014, 2013 and 2012, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

4. Investments — (continued)

        Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2014		December 31, 2013
	Amortized cost	Percent of total	Amortized cost	Percent of total
	($ in millions)
Geographic distribution
New England	$528.0	4.9%	$528.5	5.1%
Middle Atlantic	2,951.0	27.5	2,489.0	24.1
East North Central	442.1	4.1	519.9	5.0
West North Central	233.3	2.2	302.9	2.9
South Atlantic	1,970.9	18.4	1,949.5	18.9
East South Central	197.4	1.8	192.8	1.9
West South Central	1,023.9	9.5	830.3	8.0
Mountain	772.0	7.2	747.1	7.2
Pacific	2,565.5	24.0	2,722.5	26.5
International	39.7	0.4	45.2	0.4

Total	$10,723.8	100.0%	$10,327.7	100.0%

Property type distribution
Office	$3,646.1	34.0%	$3,360.5	32.6%
Retail	2,512.1	23.4	2,668.5	25.8
Industrial	1,918.7	17.9	1,766.2	17.1
Apartments	2,200.5	20.5	1,911.2	18.5
Hotel	331.5	3.1	333.1	3.2
Mixed use/other	114.9	1.1	288.2	2.8

Total	$10,723.8	100.0%	$10,327.7	100.0%

        Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $283.4 million and $394.9 million and first lien mortgages with an amortized cost of $860.9 million and $880.8 million as of December 31, 2014 and December 31, 2013, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

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

December 31, 2014

4. Investments — (continued)

        The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	December 31, 2014
	Brick and mortar	CTL	Total
	(in millions)
A– and above	$9,115.8	$168.8	$9,284.6
BBB+ thru BBB–	1,041.0	178.5	1,219.5
BB+ thru BB–	148.3	—	148.3
B+ and below	69.8	1.6	71.4

Total	$10,374.9	$348.9	$10,723.8

	December 31, 2013
	Brick and mortar	CTL	Total
	(in millions)
A– and above	$8,091.9	$194.5	$8,286.4
BBB+ thru BBB–	1,463.7	250.0	1,713.7
BB+ thru BB–	155.4	0.1	155.5
B+ and below	170.1	2.0	172.1

Total	$9,881.1	$446.6	$10,327.7

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

        The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	December 31, 2014
	Home equity	First liens	Total
	(in millions)
Performing	$268.4	$847.6	$1,116.0
Nonperforming	15.0	13.3	28.3

Total	$283.4	$860.9	$1,144.3

	December 31, 2013
	Home equity	First liens	Total
	(in millions)
Performing	$378.3	$862.1	$1,240.4
Nonperforming	16.6	18.7	35.3

Total	$394.9	$880.8	$1,275.7

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

4. Investments — (continued)

        The amortized cost of mortgage loans on non-accrual status was as follows:

	December 31, 2014	December 31, 2013
	(in millions)
Commercial:
Brick and mortar	$9.6	$33.2
Residential:
Home equity	15.0	16.6
First liens	8.8	11.4

Total	$33.4	$61.2

        The aging of our mortgage loans, based on amortized cost, was as follows:

	December 31, 2014
	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$4.5	$0.7	$5.2	$10,369.7	$10,374.9	$—
Commercial-CTL	—	—	—	—	348.9	348.9	—
Residential-home equity	2.3	1.2	3.4	6.9	276.5	283.4	—
Residential-first liens	24.2	7.0	12.1	43.3	817.6	860.9	4.5

Total	$26.5	$12.7	$16.2	$55.4	$11,812.7	$11,868.1	$4.5

	December 31, 2013
	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$16.7	$16.7	$9,864.4	$9,881.1	$—
Commercial-CTL	—	—	—	—	446.6	446.6	—
Residential-home equity	4.4	1.0	3.0	8.4	386.5	394.9	—
Residential-first liens	32.4	7.4	17.1	56.9	823.9	880.8	7.3

Total	$36.8	$8.4	$36.8	$82.0	$11,521.4	$11,603.4	$7.3

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

December 31, 2014

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

4. Investments — (continued)

        A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
For the year ended December 31, 2014
Beginning balance	$28.7	$41.1	$69.8
Provision	(0.9)	7.7	6.8
Charge-offs	(0.9)	(22.7)	(23.6)
Recoveries	—	3.6	3.6
Effect of exchange rates	—	(0.1)	(0.1)

Ending balance	$26.9	$29.6	$56.5

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.4	$9.0	$11.4
Collectively evaluated for impairment	24.5	20.6	45.1

Allowance ending balance	$26.9	$29.6	$56.5

Loan balance by basis of impairment method:
Individually evaluated for impairment	$4.4	$27.1	$31.5
Collectively evaluated for impairment	10,719.4	1,117.2	11,836.6

Loan ending balance	$10,723.8	$1,144.3	$11,868.1

For the year ended December 31, 2013
Beginning balance	$51.8	$45.6	$97.4
Provision	4.1	10.8	14.9
Charge-offs	(28.0)	(18.3)	(46.3)
Recoveries	0.8	3.1	3.9
Effect of exchange rates	—	(0.1)	(0.1)

Ending balance	$28.7	$41.1	$69.8

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.4	$10.2	$12.6
Collectively evaluated for impairment	26.3	30.9	57.2

Allowance ending balance	$28.7	$41.1	$69.8

Loan balance by basis of impairment method:
Individually evaluated for impairment	$4.4	$33.0	$37.4
Collectively evaluated for impairment	10,323.3	1,242.7	11,566.0

Loan ending balance	$10,327.7	$1,275.7	$11,603.4

For the year ended December 31, 2012
Beginning balance	$64.8	$37.3	$102.1
Provision	13.5	39.7	53.2
Charge-offs	(26.7)	(35.1)	(61.8)
Recoveries	0.2	3.6	3.8
Effect of exchange rates	—	0.1	0.1

Ending balance	$51.8	$45.6	$97.4

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.4	$10.4	$12.8
Collectively evaluated for impairment	49.4	35.2	84.6

Allowance ending balance	$51.8	$45.6	$97.4

Loan balance by basis of impairment method:
Individually evaluated for impairment	$13.6	$39.7	$53.3
Collectively evaluated for impairment	10,221.5	1,342.3	11,563.8

Loan ending balance	$10,235.1	$1,382.0	$11,617.1

Impaired Mortgage Loans

        Impaired mortgage loans are loans with a related specific valuation allowance, loans whose carrying amount has been reduced to the expected collectible amount because the impairment has been considered other than temporary or a loan modification has been classified as a troubled debt restructuring ("TDR"). Based on an assessment as to the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

4. Investments — (continued)

collectability of the principal, a determination is made to apply any payments received either against the principal or according to the contractual terms of the loan. Our recorded investment in and unpaid principal balance of impaired loans along with the related loan specific allowance for losses, if any, and the average recorded investment and interest income recognized during the time the loans were impaired were as follows:

	December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$5.2	$6.7	$—
Residential-first liens	3.4	3.4	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	16.5	17.1	8.2
Residential-first liens	7.2	7.2	0.8
Total:
Commercial	$9.6	$11.1	$2.4
Residential	$27.1	$27.7	$9.0

	December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$21.5	$32.7	$—
Residential-first liens	4.6	4.6	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	19.5	19.7	9.2
Residential-first liens	8.9	7.8	1.0
Total:
Commercial	$25.9	$37.1	$2.4
Residential	$33.0	$32.1	$10.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

4. Investments — (continued)

	Average recorded investment	Interest income recognized
	(in millions)
For the year ended December 31, 2014
With no related allowance recorded:
Commercial-brick and mortar	$13.4	$—
Residential-first liens	4.0	—
With an allowance recorded:
Commercial-brick and mortar	4.4	0.2
Residential-home equity	18.0	0.6
Residential-first liens	8.1	0.2
Total:
Commercial	$17.8	$0.2
Residential	$30.1	$0.8
For the year ended December 31, 2013
With no related allowance recorded:
Commercial-brick and mortar	$22.2	$0.2
Residential-first liens	7.2	—
With an allowance recorded:
Commercial-brick and mortar	4.4	0.3
Residential-home equity	20.2	1.1
Residential-first liens	8.9	0.2
Total:
Commercial	$26.6	$0.5
Residential	$36.3	$1.3
For the year ended December 31, 2012
With no related allowance recorded:
Commercial-brick and mortar	$11.4	$2.6
Residential-first liens	7.0	—
With an allowance recorded:
Commercial-brick and mortar	59.2	0.2
Residential-home equity	17.7	0.9
Residential-first liens	9.0	0.1
Total:
Commercial	$70.6	$2.8
Residential	$33.7	$1.0

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

        The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the year ended December 31, 2014
	TDRs		TDRs in payment default
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
		(in millions)		(in millions)
Commercial-brick and mortar	2	$5.1	1	$0.7
Residential-home equity	75	3.0	3	—
Residential-first liens	1	0.1	—	—

Total	78	$8.2	4	$0.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

4. Investments — (continued)

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

Real Estate

        Depreciation expense on invested real estate was $46.5 million, $44.4 million and $45.1 million in 2014, 2013 and 2012, respectively. Accumulated depreciation was $388.0 million and $364.9 million as of December 31, 2014 and 2013, respectively.

Other Investments

        Other investments include interests in unconsolidated entities, domestic and international joint ventures and partnerships and properties owned jointly with venture partners and operated by the partners. Such investments are generally accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees in net investment income. Summarized financial information for these unconsolidated entities was as follows:

	December 31,
	2014	2013
	(in millions)
Total assets	$60,190.2	$47,401.9
Total liabilities	47,468.3	39,588.0

Total equity	$12,721.9	$7,813.9

Net investment in unconsolidated entities (1)	$1,159.4	$1,098.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

4. Investments — (continued)

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Total revenues	$6,297.0	$3,002.9	$4,555.9
Net income	1,152.7	738.6	750.1
Our share of net income of unconsolidated entities (1)	148.4	133.4	120.1

(1)
Primarily relates to Brasilprev Seguros e Previdencia, a co-managed joint venture in Brazil, which is reported in the results of our Principal International segment.

        In addition, other investments include $790.8 million and $720.2 million of direct financing leases as of December 31, 2014 and 2013, respectively. Our Chilean operations enter into private placement contracts for commercial, industrial and office space properties whereby our Chilean operations purchase the real estate and/or building from the seller-lessee but then lease the property back to the seller-lessee. Ownership of the property is transferred to the lessee by the end of the lease term. The direct financing lease receivables are carried at amortized cost. We actively monitor and manage our direct financing leases. All leases within the portfolio are analyzed regularly and internally rated, based on financial condition, payment history and loan-to-value.

        Derivative assets are carried at fair value and reported as a component of other investments. Certain seed money investments are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations.

Securities Posted as Collateral

        We posted $1,439.9 million in fixed maturities, available-for-sale securities at December 31, 2014, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant ("FCM") agreements, a lending arrangement and our obligation under funding agreements with the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). In addition, we posted $2,408.2 million in commercial mortgage loans and home equity mortgages as of December 31, 2014, to satisfy collateral requirements associated with our obligation under funding agreements with the FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, $139.7 million can be sold or repledged by the secured party.

Balance Sheet Offsetting

        Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the consolidated statements of financial position
	Gross amount of recognized assets (1)	Financial instruments (2)	Collateral received	Net amount
	(in millions)
December 31, 2014
Derivative assets	$661.8	$(479.5)	$(169.0)	$13.3
Reverse repurchase agreements	51.5	—	(51.5)	—

Total	$713.3	$(479.5)	$(220.5)	$13.3

December 31, 2013
Derivative assets	$664.9	$(581.5)	$(82.1)	$1.3
Reverse repurchase agreements	51.8	—	(51.8)	—

Total	$716.7	$(581.5)	$(133.9)	$1.3

(1)
The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents on the consolidated statements of financial position. The above excludes $0.0 million and $0.2 million of derivative assets as of December 31, 2014 and December 31, 2013, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

4. Investments — (continued)

(2)
Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

        Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the consolidated statements of financial position
	Gross amount of recognized liabilities (1)	Financial instruments (2)	Collateral pledged	Net amount
	(in millions)
December 31, 2014
Derivative liabilities	$786.0	$(479.5)	$(220.6)	$85.9

December 31, 2013
Derivative liabilities	$1,022.0	$(581.5)	$(362.1)	$78.4

(1)
The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $421.3 million and $226.7 million of derivative liabilities as of December 31, 2014 and December 31, 2013, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

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

        Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expense on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of December 31, 2014 and December 31, 2013.

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

December 31, 2014

5. Derivative Financial Instruments — (continued)

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

December 31, 2014

5. Derivative Financial Instruments — (continued)

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

December 31, 2014

5. Derivative Financial Instruments — (continued)

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

        We posted $271.6 million and $393.1 million in cash and securities under collateral arrangements as of December 31, 2014 and December 31, 2013, respectively, to satisfy collateral requirements associated with our derivative credit support agreements and FCM agreements. These amounts include initial margin requirements.

        Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2014 and December 31, 2013, was $656.2 million and $1,042.9 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $271.6 million and $393.1 million as of December 31, 2014 and December 31, 2013, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2014, we would be required to post an additional $67.7 million of collateral to our counterparties.

        As of December 31, 2014 and December 31, 2013, we had received $148.3 million and $32.5 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

December 31, 2014

5. Derivative Financial Instruments — (continued)

Credit exposure represents the gross amount owed to us under derivative contracts as of the valuation date. The notional amounts and credit exposure of our derivative financial instruments by type were as follows:

	December 31, 2014	December 31, 2013
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$19,182.6	$20,570.8
Interest rate options	4,900.0	4,100.0
Swaptions	260.0	325.0
Interest rate futures	147.5	92.5
Foreign exchange contracts:
Currency swaps	1,975.5	2,367.5
Currency forwards	270.7	247.4
Equity contracts:
Equity options	3,293.4	2,010.4
Equity futures	498.1	273.3
Credit contracts:
Credit default swaps	1,234.5	1,153.2
Total return swaps	90.0	90.0
Futures	10.5	9.1
Other contracts:
Embedded derivatives	9,235.7	7,601.1

Total notional amounts at end of period	$41,098.5	$38,840.3

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$510.8	$435.5
Interest rate options	41.0	42.5
Swaptions	—	1.0
Foreign exchange contracts:
Currency swaps	97.1	200.9
Currency forwards	1.4	0.6
Equity contracts:
Equity options	30.2	30.0
Credit contracts:
Credit default swaps	13.3	9.5
Total return swaps	—	0.1

Total gross credit exposure	693.8	720.1
Less: collateral received	183.5	115.9

Net credit exposure	$510.3	$604.2

        The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$8.8	$0.1	$193.9	$285.4
Foreign exchange contracts	80.0	121.6	69.1	51.2

Total derivatives designated as hedging instruments	$88.8	$121.7	$263.0	$336.6

Derivatives not designated as hedging instruments
Interest rate contracts	$508.7	$452.2	$321.4	$489.6
Foreign exchange contracts	20.8	51.6	40.1	17.9
Equity contracts	30.2	30.0	131.7	145.0
Credit contracts	13.3	9.6	35.6	35.5
Other contracts	—	—	415.5	224.1

Total derivatives not designated as hedging instruments	573.0	543.4	944.3	912.1

Total derivative instruments	$661.8	$665.1	$1,207.3	$1,248.7

(1)
The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

5. Derivative Financial Instruments — (continued)

(2)
The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $176.4 million and $6.9 million as of December 31, 2014 and December 31, 2013, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

        These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $10.0 million as of December 31, 2014 and $44.9 million as of December 31, 2013. These purchased credit derivative transactions had a net asset (liability) fair value of $(0.1) million as of December 31, 2014 and $(0.5) million as of December 31, 2013. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

	December 31, 2014
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$1.0	$30.0	4.2
AA	79.0	1.6	79.0	3.3
A	254.5	3.3	254.5	2.8
BBB	345.0	1.2	345.0	3.6
BB	10.0	0.9	10.0	5.0
Government/municipalities
AA	30.0	0.6	30.0	4.3
Sovereign
AA	10.0	0.1	10.0	4.7
BBB	40.0	(0.1)	40.0	4.7

Total single name credit default swaps	798.5	8.6	798.5	3.5
Basket and index credit default swaps
Corporate debt
Near default (1)	100.4	(19.1)	100.4	2.2
Government/municipalities
AA	30.0	(1.8)	30.0	2.7
Structured finance
BBB	16.9	0.1	16.9	3.5

Total basket and index credit default swaps	147.3	(20.8)	147.3	2.5

Total credit default swap protection sold	$945.8	$(12.2)	$945.8	3.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

5. Derivative Financial Instruments — (continued)

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

(1)
Includes $78.0 million and $88.0 million as of December 31, 2014 and December 31, 2013, respectively, notional of derivatives in consolidated collateralized private investment vehicle VIEs where the credit risk is borne by third party investors.

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

	December 31, 2014
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
A	$24.1	$24.1	2.0

Total corporate debt	24.1	24.1	2.0
Structured finance
A	56.1	56.1	1.5
BB	5.8	5.8	2.7
CCC	9.5	9.5	4.7

Total structured finance	71.4	71.4	2.1

Total fixed maturities with credit derivatives	$95.5	$95.5	2.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

5. Derivative Financial Instruments — (continued)

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

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31, (1)				Amount of gain (loss) recognized in net income on related hedged item for the year ended December 31, (1)
Derivatives in fair value hedging relationships				Hedged items in fair value hedging relationships
	2014	2013	2012		2014	2013	2012
	(in millions)				(in millions)
Interest rate contracts	$25.4	$139.5	$38.6	Fixed maturities, available-for-sale	$(27.7)	$(133.3)	$(34.1)
Interest rate contracts	2.0	(0.7)	—	Investment-type insurance contracts	(1.9)	0.2	—
Foreign exchange contracts	5.5	(0.2)	0.7	Fixed maturities, available-for-sale	(5.4)	0.4	0.4
Foreign exchange contracts	0.2	(36.7)	9.3	Investment-type insurance contracts	(0.2)	36.5	(12.6)

Total	$33.1	$101.9	$48.6	Total	$(35.2)	$(96.2)	$(46.3)

(1)
The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

5. Derivative Financial Instruments — (continued)

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged Item	2014	2013	2012
	(in millions)
Fixed maturities, available-for-sale (1)	$(93.0)	$(120.7)	$(134.3)
Investment-type insurance contracts (2)	4.3	33.2	37.1

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

        The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 5.5 years. At December 31, 2014, we had $67.1 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. We reclassified $0.0 million and $0.2 million from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the years ended December 31, 2014 and 2013, respectively.

        The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the year ended December 31,				Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the year ended December 31,
					Location of gain (loss) reclassified from AOCI into net income (effective portion)
Derivatives in cash flow hedging relationships
	Related hedged item	2014	2013	2012		2014	2013	2012
		(in millions)				(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$29.0	$(80.5)	$16.2	Net investment income	$13.8	$11.7	$8.9
Interest rate contracts	Investment-type insurance contracts	2.0	2.5	2.5	Benefits, claims and settlement expenses	—	—	—
Interest rate contracts	Debt	—	—	—	Operating expense	(7.4)	(6.6)	(5.9)
Foreign exchange contracts	Fixed maturities, available-for-sale	68.7	(0.9)	(27.9)	Net realized capital losses	(10.2)	(16.7)	(6.4)
Foreign exchange contracts	Investment-type insurance contracts	7.2	5.0	7.6	Benefits, claims and settlement expenses	—	—	—

Total		$106.9	$(73.9)	$(1.6)	Total	$(3.8)	$(11.6)	$(3.4)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

5. Derivative Financial Instruments — (continued)

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged item	2014	2013	2012
Fixed maturities, available-for-sale (1)	$5.1	$7.7	$8.0
Investment-type insurance contracts (2)	(11.1)	(11.0)	(13.4)

(1)
Reported in net investment income on the consolidated statements of operations.

(2)
Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

        The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.0 million, $0.8 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31,
Derivatives not designated as hedging instruments	2014	2013	2012
	(in millions)
Interest rate contracts	$246.0	$(137.6)	$(7.9)
Foreign exchange contracts	(74.6)	(0.1)	63.1
Equity contracts	21.9	(159.4)	(100.5)
Credit contracts	(34.7)	40.6	11.0
Other contracts	(194.3)	154.4	37.3

Total	$(35.7)	$(102.1)	$3.0

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

December 31, 2014

6. Closed Block — (continued)

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

        If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a PDO. This PDO represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2014 and 2013, cumulative actual earnings have been less than cumulative expected earnings. However, cumulative net unrealized gains were greater than expected, resulting in the recognition of a PDO of $165.2 million and $111.6 million as of December 31, 2014 and 2013, respectively.

        Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31, 2014	December 31, 2013
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$4,366.5	$4,532.0
Other policyholder funds	9.6	10.5
Policyholder dividends payable	259.2	270.5
Policyholder dividends obligation	165.2	111.6
Deferred income taxes	—	2.2
Other liabilities	17.6	24.7

Total Closed Block liabilities	4,818.1	4,951.5
Assets designated to the Closed Block
Fixed maturities, available-for-sale	2,399.5	2,470.9
Fixed maturities, trading	11.9	13.4
Equity securities, available-for-sale	3.8	3.6
Mortgage loans	912.1	828.6
Policy loans	610.0	644.2
Other investments	101.1	118.5

Total investments	4,038.4	4,079.2
Cash and cash equivalents	29.2	70.3
Accrued investment income	48.8	49.5
Premiums due and other receivables	13.6	11.7
Deferred tax asset	58.1	66.2
Other assets	—	2.2

Total assets designated to the Closed Block	4,188.1	4,279.1

Excess of Closed Block liabilities over assets designated to the Closed Block	630.0	672.4
Amounts included in accumulated other comprehensive income	18.9	12.9

Maximum future earnings to be recognized from Closed Block assets and liabilities	$648.9	$685.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

6. Closed Block — (continued)

        Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Revenues
Premiums and other considerations	$351.9	$379.9	$397.4
Net investment income	201.9	207.7	222.8
Net realized capital gains (losses)	(2.3)	(12.3)	3.6

Total revenues	551.5	575.3	623.8
Expenses
Benefits, claims and settlement expenses	313.3	320.1	325.7
Dividends to policyholders	173.2	184.4	192.6
Operating expenses	4.3	4.7	4.9

Total expenses	490.8	509.2	523.2

Closed Block revenues, net of Closed Block expenses, before income taxes	60.7	66.1	100.6
Income taxes	19.5	21.1	32.6

Closed Block revenues, net of Closed Block expenses and income taxes	41.2	45.0	68.0
Funding adjustment charges	(4.8)	(6.5)	(4.8)

Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustment charges	$36.4	$38.5	$63.2

        The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Beginning of year	$685.3	$723.8	$787.0
End of year	648.9	685.3	723.8

Change in maximum future earnings	$(36.4)	$(38.5)	$(63.2)

        Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

7. Deferred Acquisition Costs

        Acquisition costs deferred and amortized were as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Balance at beginning of year	$3,077.0	$2,590.0	$2,358.1
Cost deferred during the year	404.1	447.0	428.9
Amortized to expense during the year (1)	(367.2)	(187.1)	(94.9)
Adjustment related to unrealized gains on available-for-sale securities and derivative instruments	(120.9)	227.1	(102.1)

Balance at end of year	$2,993.0	$3,077.0	$2,590.0

(1)
Includes adjustments for revisions to estimated gross profits.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

8. Insurance Liabilities

Contractholder Funds

        Major components of contractholder funds in the consolidated statements of financial position are summarized as follows:

	December 31,
	2014	2013
	(in millions)
Liabilities for investment-type insurance contracts:
Liabilities for individual annuities	$10,077.7	$10,582.7
GICs	10,115.3	10,858.3
Funding agreements	7,338.1	7,642.9
Other investment-type insurance contracts	901.6	832.6

Total liabilities for investment-type insurance contracts	28,432.7	29,916.5
Universal life and other reserves	6,294.0	6,041.8

Total contractholder funds	$34,726.7	$35,958.3

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

        Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2014 and 2013, $111.2 million and $370.9 million, respectively, of liabilities are outstanding with respect to the issuance outstanding under this program. Principal Life was also authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose vehicle. As of December 31, 2014 and 2013, $1,137.1 million and $1,278.7 million, respectively, of liabilities are outstanding with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under either of these programs due to the existence of the program established in 2011 described below.

        In addition, Principal Life was authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2014 and 2013, $505.8 million and $637.6 million, respectively, of liabilities are being held with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the program established in 2011 described below.

        Additionally, Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. In February 2006, this program was amended to authorize issuance of up to an additional $5.0 billion in recognition of the use of nearly all $4.0 billion of initial issuance authorization. In recognition of the use of nearly all $9.0 billion, this program was amended in November 2007 to authorize issuance of up to an additional $5.0 billion. Under this program, both the notes and the supporting funding agreements were registered with the United States Securities and Exchange Commission ("SEC"). As of December 31, 2014 and 2013, $549.2 million and $975.0 million, respectively, of liabilities are being held with respect to issuances outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other three funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by PFG. Principal Life does not anticipate any new issuance activity under this program due to the existence of the program established in 2011 described below.

        Principal Life was authorized to issue up to $5.0 billion of funding agreements under a program established in 2011 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

8. Insurance Liabilities — (continued)

markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2014 and 2013, $3,284.7 million and $2,630.5 million of liabilities are being held with respect to any issuances outstanding under this program. Similar to the SEC-registered program, Principal Life's payment obligations on each funding agreement issued under this program are guaranteed by PFG. The program established in 2011 is not registered with the SEC.

Future Policy Benefits and Claims

        Activity associated with unpaid disability and health claims is summarized as follows:

	December 31,
	2014	2013	2012
	(in millions)
Balance at beginning of year	$1,144.7	$1,066.0	$1,006.9
Incurred:
Current year	760.5	712.0	711.8
Prior years	1.2	1.0	9.7

Total incurred	761.7	713.0	721.5
Payments:
Current year	445.5	432.1	446.3
Prior years	220.8	202.2	216.1

Total payments	666.3	634.3	662.4
Balance at end of year:
Current year	315.0	279.9	265.5
Prior years	925.1	864.8	800.5

Total balance at end of year	$1,240.1	$1,144.7	$1,066.0

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$47.5	$43.4	$46.6
Reinsurance recoverables for unpaid claims	$300.0	$260.1	$239.1

        Incurred liability adjustments relating to prior years, which affected current operations during 2014, 2013 and 2012, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid disability and health claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid disability and health claims.

9. Debt

Short-Term Debt

        The components of short-term debt were as follows:

	December 31,
	2014	2013
	(in millions)
Line of credit	$—	$117.8
Other recourse short-term debt	28.0	32.8

Total short-term debt	$28.0	$150.6

        As of December 31, 2014 and 2013, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,005.0 million and $1,105.0 million, respectively. As of December 31, 2014 and 2013, we had $28.0 million and $150.6 million, respectively, of outstanding borrowings, with no assets pledged as support. Our credit facilities include a $400.0 million 5-year facility that matures in March 2019, with Principal Financial Services, Inc., Principal Life and us as co-borrowers, a $300.0 million 364-day facility with Principal Life as borrower that matures in March 2015, and a $200.0 million 3-year facility with Principal Financial Services, Inc., Principal Life, Principal Financial Services V (UK) LTD and us as the co-borrowers that matures in March 2017. These facilities may be used for general corporate purposes, including commercial paper back-stop. Our commercial paper programs require 100% back-stop support, of which there were no outstanding balances as of December 31, 2014 and 2013.

        The weighted-average interest rate on short-term borrowings as of December 31, 2014 and 2013, was 5.8% and 4.7%, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

9. Debt — (continued)

Long-Term Debt

        The components of long-term debt were as follows:

	December 31,
	2014	2013
	(in millions)
1.85% notes payable, due 2017	$299.8	$299.8
8.875% notes payable, due 2019	350.0	350.0
3.3% notes payable, due 2022	299.1	299.0
3.125% notes payable, due 2023	299.6	299.6
6.05% notes payable, due 2036	601.6	601.6
4.625% notes payable, due 2042	299.5	299.5
4.35% notes payable, due 2043	299.3	299.3
8.0% surplus notes payable, due 2044	—	99.3
Non-recourse mortgages and notes payable	82.3	53.3

Total long-term debt	$2,531.2	$2,601.4

        The amounts included above are net of the discount and premium associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

        On November 16, 2012, we issued $900.0 million of senior notes. We issued a $300.0 million series of notes that bear interest at 1.85% and will mature in 2017, a $300.0 million series of notes that bear interest at 3.125% and will mature in 2023 and a $300.0 million series of notes that bear interest at 4.35% and will mature in 2043. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on May 15, 2013. The proceeds were used to fund our acquisition of Cuprum.

        On September 5, 2012, we issued $600.0 million of senior notes. We issued a $300.0 million series of notes that bear interest at 3.3% and will mature in 2022 and a $300.0 million series of notes that bear interest at 4.625% and will mature in 2042. Interest on the notes is payable semi-annually on March 15 and September 15 each year, beginning on March 15, 2013. The proceeds were used for the repayment of the $400.0 million aggregate principal amount of notes due in 2014 and to partially fund our acquisition of Cuprum. We incurred a one-time cost to extinguish this debt before the scheduled maturity date.

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

        On November 3, 2010, Principal International de Chile S.A., a wholly owned indirect subsidiary, entered into a long-term borrowing agreement with Banco de Chile in the amount of US $98.9 million. The debt was denominated in Unidades de Fomento ("UF"), a Chilean inflation-indexed, peso-denominated monetary unit, bore interest at UF +3.76% and had a maturity date of November 3, 2015. On May 3, 2013, Principal International de Chile S.A., prepaid these notes without penalty as authorized under the borrowing agreement with Banco de Chile at par value upon the semi-annual interest payment date.

        On March 10, 1994, Principal Life issued $100.0 million of surplus notes due March 1, 2044, at an 8% annual interest rate. None of our affiliates held any portion of the notes. Each payment of interest and principal on the notes, however, could be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life had sufficient surplus earnings to make such payments. On March 1, 2014, Principal Life redeemed the surplus notes in whole at a redemption price equal to 102.3% of par, which was approved by the Commissioner.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

9. Debt — (continued)

        The non-recourse mortgages, other mortgages and notes payable are primarily financings for real estate developments. Outstanding principal balances as of December 31, 2014, ranged from $1.7 million to $32.6 million per development with interest rates being variable. Outstanding principal balances as of December 31, 2013, ranged from $1.6 million to $20.1 million per development with interest rates being 5.5% or variable. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $155.6 million and $101.4 million as of December 31, 2014 and 2013, respectively.

        Also included in non-recourse mortgages and notes payable was a long-term debt obligation we assumed with the purchase of WM Advisors, Inc. As part of the purchase, we were bound by a class B share financing agreement previously entered into by WM Advisors, Inc. and a third party. The liability was extinguished in 2014. The value of this obligation was $0.2 million as of December 31, 2013.

        At December 31, 2014, future annual maturities of the long-term debt were as follows (in millions):

Year ending December 31:
2015	$—
2016	—
2017	299.8
2018	—
2019	350.0
Thereafter	1,881.4

Total future maturities of the long-term debt	$2,531.2

10. Income Taxes

Income Tax Expense

        Our income tax expense was as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Current income taxes (benefits):
U.S. federal	$242.1	$109.5	$(66.9)
State	4.7	7.7	(4.7)
Foreign	67.6	69.7	48.7
Tax benefit of operating loss carryforward	(163.0)	(134.1)	(73.7)

Total current income taxes (benefits)	151.4	52.8	(96.6)
Deferred income taxes (benefits):
U.S. federal	148.0	155.1	221.3
State	(32.8)	(3.1)	(1.7)
Foreign	51.9	(16.9)	11.6

Total deferred income taxes	167.1	135.1	231.2

Total income taxes	$318.5	$187.9	$134.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

10. Income Taxes — (continued)

Effective Income Tax Rate

        Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the year ended December 31,
	2014	2013	2012
U.S. corporate income tax rate	35%	35%	35%
Dividends received deduction	(10)	(10)	(10)
Impact of equity method presentation	(2)	(3)	(4)
Foreign tax rate differential	(2)	(2)	(2)
Tax credits	(2)	—	—
Interest exclusion from taxable income	(1)	(2)	(2)
Impact of enactment of tax legislation	4	1	1
Other	(1)	(2)	(4)

Effective income tax rate	21%	17%	14%

Unrecognized Tax Benefits

        A summary of the changes in unrecognized tax benefits follows.

	For the year ended December 31,
	2014	2013
	(in millions)
Balance at beginning of period	$108.9	$119.5
Additions based on tax positions related to the current year	12.9	10.5
Additions for tax positions of prior years	62.5	10.9
Reductions for tax positions related to the current year	(8.4)	(3.3)
Reductions for tax positions of prior years	(0.2)	(28.7)
Settlements	(3.3)	—

Balance at end of period (1)	$172.4	$108.9

(1)
Of this amount, $56.4 million, if recognized, would reduce the 2014 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses.

        As of December 31, 2014 and 2013, we had recognized $100.4 million and $37.0 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

10. Income Taxes — (continued)

Net Deferred Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred income taxes were as follows:

	December 31,
	2014	2013
	(in millions)
Deferred income tax assets:
Insurance liabilities	$390.8	$241.1
Investments, including derivatives	395.1	464.2
Net operating and capital loss carryforwards	291.6	339.8
Employee benefits	506.6	320.6
Other deferred income tax assets	156.3	90.4

Gross deferred income tax assets	1,740.4	1,456.1
Valuation allowance	(4.1)	(0.7)

Total deferred income tax assets	1,736.3	1,455.4
Deferred income tax liabilities:
Deferred acquisition costs	(774.2)	(807.2)
Investments, including derivatives	(411.1)	(418.3)
Net unrealized gains on available-for-sale securities	(1,004.6)	(584.5)
Real estate	(133.9)	(117.3)
Intangible assets	(314.2)	(297.7)
Other deferred income tax liabilities	(42.8)	(4.8)

Total deferred income tax liabilities	(2,680.8)	(2,229.8)

Total net deferred income tax liabilities	$(944.5)	$(774.4)

        Net deferred income taxes by jurisdiction were as follows:

	December 31,
	2014	2013
	(in millions)
Deferred income tax assets:
State	$35.3	$—
Foreign	55.5	49.6

Net deferred income tax assets	90.8	49.6
Deferred income tax liabilities:
U.S. Federal	(663.7)	(503.4)
State	—	(1.5)
Foreign	(371.6)	(319.1)

Net deferred income tax liabilities	(1,035.3)	(824.0)

Total net deferred income tax liabilities	$(944.5)	$(774.4)

        In management's judgment, total deferred income tax assets are more likely than not to be realized. Included in the deferred income tax asset are net operating loss and tax credit carryforwards for tax purposes available to offset future taxable income. We had net operating loss and tax credit carryforwards for U.S. federal income tax purposes of $283.1 million and $670.8 million at December 31, 2014 and 2013, respectively, primarily attributable to our captive reinsurance companies that joined our consolidated U.S. federal income tax return in 2012 and 2013. These U.S. federal net operating loss and tax credit carryforwards will expire between 2022 and 2033. All accumulated U.S. federal net operating loss and tax credit carryforwards are anticipated to be utilized before expiration; therefore, no valuation allowance has been provided for the related deferred income tax assets.

        Domestic state net operating loss carryforwards were $408.7 million and $397.7 million as of December 31, 2014 and 2013, respectively, and will expire between 2015 and 2034. Foreign net operating loss carryforwards generated in various foreign countries were $231.9 million and $95.7 million as of December 31, 2014 and 2013, respectively, with some net operating loss carryforwards expiring in 2015 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to certain of these carryforwards, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. As of December 31, 2014 and 2013, valuation allowances of

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

10. Income Taxes — (continued)

$4.1 million and $0.7 million, respectively, have been recorded on income tax benefits associated with foreign net operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred income tax assets that are more likely than not to be realized.

        Tax legislation was signed into law in Chile on September 26, 2014, increasing the tax rate over multiple years. Our net deferred tax liabilities increased $58.1 million in the third quarter of 2014 as a result of this legislative enactment.

        We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations ("CFCs") for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs ("Subpart F income") even if the income is not currently distributed. Temporary exceptions (the "active financing" and "look through" exceptions) were applicable for tax years beginning before January 1, 2014 to avoid the current recognition of Subpart F income derived in either the active conduct of a banking, financing, insurance or similar business or for certain payments between related corporations in different foreign jurisdictions. The U.S. Congress and the President enacted legislation for the 2014 calendar year on December 19, 2014, retroactive to January 1, 2014, to extend the active financing and look through exceptions. The legislation did not have a material impact on our consolidated results.

        U.S. federal and state deferred income taxes have not been provided on approximately $824.8 million and $693.7 million of accumulated but undistributed earnings from operations of foreign subsidiaries at December 31, 2014 and 2013, respectively. These earnings are considered to be indefinitely reinvested in the business. It is not practicable to determine the amount of the unrecognized deferred tax liability that would arise if these earnings were remitted due to foreign tax credits and exclusions that may become available at the time of remittance. At December 31, 2014, deferred taxes were also not provided on the approximately $106.2 million of excess book carrying value over tax basis with respect to the original investment of our foreign subsidiaries. A tax liability will be recognized when we no longer plan to indefinitely reinvest these earnings or when we plan to sell all or a portion of our ownership interest.

Other Tax Information

        Income tax returns are filed in the U.S. federal jurisdiction as well as various states and foreign jurisdictions where we and one or more of our subsidiaries conduct business. Although determined by jurisdiction, with few exceptions our tax uncertainties relate primarily to the U.S. federal jurisdiction. The Internal Revenue Service ("IRS") has completed examination of our consolidated U.S. federal income tax returns for years prior to 2009. We are contesting certain issues and have filed suit in the Court of Federal Claims, requesting refunds for the years 1995-2003. We do not expect the litigation to be resolved within the next twelve months. We had $298.3 million and $329.9 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2014 and 2013, respectively.

        We filed claims for refund for tax years 2004 - 2005 during 2012 and will file claims for refund relating to disputed adjustments for tax years 2006 - 2008 in 2015. The IRS commenced audit of our U.S. federal income tax return for 2009 during the fourth quarter of 2011, for 2010 during the first quarter of 2012 and for 2011 during the first quarter of 2013. We do not expect the results of these audits or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

        The U.S. Court of Federal Claims issued a summary judgment determination in the case of Principal Life Insurance Company and Subsidiaries ("Principal Life") v. the United States on May 9, 2014. The court ruled against Principal Life's timing of recognition of gains and losses associated with the purchase and sale of principal-only certificates. The ruling caused a re-evaluation of our uncertain tax positions, which resulted in a $47.5 million reduction in net income in the second quarter of 2014. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues from tax years 1995-2003 or those that might arise in tax years subsequent to 2003 to have a material impact on our net income. We do not believe there is a reasonable possibility the total amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

11. Employee and Agent Benefits — (continued)

Obligations and Funded Status

        The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position, was as follows:

	Pension benefits		Other postretirement benefits
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(2,440.2)	$(2,638.0)	$(140.6)	$(147.8)
Service cost	(54.0)	(57.1)	(1.4)	(1.0)
Interest cost	(117.1)	(103.8)	(6.6)	(5.7)
Actuarial gain (loss)	(532.9)	279.2	(26.0)	7.9
Participant contribution	—	—	(6.6)	(6.8)
Benefits paid	84.2	79.5	12.2	13.6
Other	—	—	(0.7)	(0.8)

Benefit obligation at end of year	$(3,060.0)	$(2,440.2)	$(169.7)	$(140.6)

Change in plan assets
Fair value of plan assets at beginning of year	$1,925.6	$1,682.1	$613.0	$519.7
Actual return on plan assets	246.0	199.8	31.9	95.9
Employer contribution	130.9	123.2	0.4	4.2
Participant contributions	—	—	6.6	6.8
Benefits paid	(84.2)	(79.5)	(12.2)	(13.6)

Fair value of plan assets at end of year	$2,218.3	$1,925.6	$639.7	$613.0

Amount recognized in statement of financial position
Other assets	$—	$—	$470.7	$473.0
Other liabilities	(841.7)	(514.6)	(0.7)	(0.6)

Total	$(841.7)	$(514.6)	$470.0	$472.4

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$759.2	$391.1	$(53.0)	$(83.1)
Prior service benefit	(6.9)	(11.8)	(35.9)	(56.2)

Pre-tax accumulated other comprehensive (income) loss	$752.3	$379.3	$(88.9)	$(139.3)

        The accumulated benefit obligation for all defined benefit pension plans was $2,854.0 million and $2,287.4 million at December 31, 2014 and 2013, respectively.

        Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $329.6 million and $304.3 million as of December 31, 2014 and 2013, respectively.

Pension Plan Changes and Plan Gains/Losses

        On January 1, 2010, benefits under the Principal Pension Plan were frozen for certain participants.

        For the year ended December 31, 2014, the pension plans had a loss primarily due to a decrease in the discount rate and updates to the mortality assumption. For the year ended December 31, 2013, the pension plans had a gain primarily due to an increase in the discount rate.

Other Postretirement Plan Changes and Plan Gains/Losses

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") was signed into law. The Medicare Modernization Act introduced a prescription drug

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

11. Employee and Agent Benefits — (continued)

benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree medical benefit plans. During each of the years ended December 31, 2014, 2013 and 2012, the Medicare subsidies we received and accrued for were $0.7 million, $0.8 million and $0.8 million, respectively.

        An actuarial loss occurred during 2014 for the other postretirement benefit plans. This was due to a decrease in the discount rate, a change in the mortality assumption, a lower than expected increase in the medical premium equivalents for participants over age 65 and a greater than expected increase in the claim costs for participants under age 65. An actuarial gain occurred during 2013 for the other postretirement benefit plans. This was due to an increase in the discount rate and trend assumption for participants over age 65 and a change in assumption for retirees who voluntarily drop medical coverage at age 65 or older.

Impact from Exit of Group Medical Insurance Business

        On September 30, 2010, we announced our decision to exit the group medical insurance business and entered into an agreement with United Healthcare Services, Inc. to renew medical insurance coverage for our customers as the business transitions. Our exit from the group medical insurance business resulted in a curtailment gain associated with the pension and other postretirement benefits of the impacted employees, which was recognized in our consolidated financial statements as impacted employees were terminated. We recognized a final curtailment in 2012 resulted in a curtailment gain of $0.7 million for the pension plan and $3.5 million for the other postretirement benefits.

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

        For 2014 and 2013, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2014	2013
	(in millions)
Projected benefit obligation	$3,060.0	$2,440.2
Accumulated benefit obligation	2,854.0	2,287.4
Fair value of plan assets	2,218.3	1,925.6

Information for Other Postretirement Benefit Plans With an Accumulated Postretirement Benefit Obligation in Excess of Plan Assets

	December 31,
	2014	2013
	(in millions)
Accumulated postretirement benefit obligation	$1.5	$1.5
Fair value of plan assets	0.8	0.9

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2014	2013	2012	2014	2013	2012
	(in millions)
Service cost	$54.0	$57.1	$47.0	$1.4	$1.0	$1.3
Interest cost	117.1	103.8	109.1	6.6	5.7	8.2
Expected return on plan assets	(131.9)	(127.4)	(114.6)	(32.6)	(28.8)	(33.5)
Amortization of prior service benefit	(4.7)	(8.7)	(9.4)	(20.3)	(25.9)	(28.6)
Recognized net actuarial (gain) loss	50.5	118.5	90.9	(3.4)	1.0	0.9
Amounts recognized due to special events	—	—	(0.7)	—	—	(3.5)

Net periodic benefit cost (income)	$85.0	$143.3	$122.3	$(48.3)	$(47.0)	$(55.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

11. Employee and Agent Benefits — (continued)

        The pension plans' actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants. For the qualified pension plan, gains and losses are amortized without use of the 10% allowable corridor. For the nonqualified pension plans and other postretirement benefit plans, the corridors allowed are used.

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2014	2013	2014	2013
	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$418.8	$(351.7)	$26.7	$(75.0)
Amortization of gain (loss)	(50.5)	(118.5)	3.4	(1.0)
Amortization of prior service benefit	4.7	8.7	20.3	25.9

Total recognized in pre-tax accumulated other comprehensive (income) loss	$373.0	$(461.5)	$50.4	$(50.1)

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$458.0	$(318.2)	$2.1	$(97.1)

        Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

        The estimated net actuarial (gain) loss and prior service cost (benefit) that will be amortized from AOCI into net periodic benefit cost for the pension benefits during the 2015 fiscal year are $102.3 million and $(1.9) million, respectively. The estimated net actuarial (gain) loss and prior service cost (benefit) for the postretirement benefits that will be amortized from AOCI into net periodic benefit cost during the 2015 fiscal year are $(0.8) million and $(18.4) million, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2014	2013	2014	2013
Discount rate	4.00%	4.90%	4.00%	4.90%
Rate of compensation increase	4.80%	4.80%	4.82%	4.83%

Weighted average assumptions used to determine net periodic benefit cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	4.90%	4.00%	5.15%	4.90%	4.00%	5.15%
Expected long-term return on plan assets	6.75%	7.50%	8.00%	5.36%	5.62%	7.30%
Rate of compensation increase	4.80%	4.80%	5.00%	4.83%	4.83%	5.00%

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

December 31, 2014

11. Employee and Agent Benefits — (continued)

associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plans.

        For other postretirement benefits, the 5.36% expected long-term return on plan assets for 2014 is based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical, life and long-term care plans are 5.4%, 5.0% and 5.85%, respectively.

Assumed Health Care Cost Trend Rates

	December 31,
	2014	2013
Health care cost trend rate assumed for next year under age 65	7.0%	8.0%
Health care cost trend rate assumed for next year age 65 and over	6.0%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate (under age 65)	2019	2020
Year that the rate reaches the ultimate trend rate (65 and older)	2020	2019

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage point increase	1-percentage point decrease
	(in millions)
Effect on total of service cost and interest cost components	$0.4	$(0.4)
Effect on accumulated postretirement benefit obligation	(8.5)	7.5

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

December 31, 2014

11. Employee and Agent Benefits — (continued)

Pension Plan Assets

        The fair value of the qualified pension plan's assets by asset category as of the most recent measurement date is as follows:

	December 31, 2014
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$493.7	$—	$493.7	$—
U.S. small/mid cap equity portfolios (2)	118.1	—	118.1	—
Balanced asset portfolios (3)	114.2	—	114.2	—
International equity portfolios (4)	174.8	—	174.8	—
Fixed income security portfolios (5)	1,213.2	—	1,213.2	—
Real estate investment portfolios:
Direct real estate investments (6)	104.3	—	104.3	—

Total	$2,218.3	$—	$2,218.3	$—

	December 31, 2013
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$414.0	$—	$414.0	$—
U.S. small/mid cap equity portfolios (2)	102.9	—	102.9	—
Balanced asset portfolios (3)	96.9	—	96.9	—
International equity portfolios (4)	171.0	—	171.0	—
Fixed income security portfolios (5)	1,048.5	—	1,048.5	—
Real estate investment portfolios:
Direct real estate investments (6)	92.3	—	92.3	—

Total	$1,925.6	$—	$1,925.6	$—

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

        We had no Level 3 assets in 2014, 2013 and 2012.

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

December 31, 2014

11. Employee and Agent Benefits — (continued)

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

Other Postretirement Benefit Plan Assets

        The fair value of the other postretirement benefit plans' assets by asset category as of the most recent measurement date is as follows:

	December 31, 2014
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$5.5	$5.5	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	164.4	161.1	3.3	—
Principal Life general account investment (2)	36.3	—	—	36.3
U.S. equity portfolios (3)	375.6	311.0	64.6	—
International equity portfolios (4)	57.9	44.5	13.4	—

Total	$639.7	$522.1	$81.3	$36.3

	December 31, 2013
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$4.7	$4.7	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	157.9	157.9	—	—
Principal Life general account investment (2)	38.8	—	—	38.8
U.S. equity portfolios (3)	351.6	288.0	63.6	—
International equity portfolios (4)	60.0	45.9	14.1	—

Total	$613.0	$496.5	$77.7	$38.8

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

        As of December 31, 2014 and 2013, respectively, $81.3 million and $77.7 million of assets in the U.S. equity and international equity portfolios were included in a trust owned life insurance contract.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

11. Employee and Agent Benefits — (continued)

        The reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) is as follows:

	For the year ended December 31, 2014
		Actual return gains (losses) on plan assets
							Ending asset balance as of December 31, 2014
	Beginning asset balance as of December 31, 2013	Relating to assets still held at the reporting date	Relating to assets sold during the period	Net purchases, sales, and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Principal Life general account investment	$38.8	$0.8	$—	$(3.3)	$—	$—	$36.3

	For the year ended December 31, 2013
		Actual return gains (losses) on plan assets
							Ending assets balance as of December 31, 2013
	Beginning assets balance as of December 31, 2012	Relating to assets still held at the reporting date	Relating to assets sold during the period	Net purchases, sales, and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Principal Life general account investment	$42.1	$1.1	$—	$(4.4)	$—	$—	$38.8

	For the year ended December 31, 2012
		Actual return gains (losses) on plan assets
							Ending assets balance as of December 31, 2012
	Beginning assets balance as of December 31, 2011	Relating to assets still held at the reporting date	Relating to assets sold during the period	Net purchases, sales, and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Principal Life general account investment	$42.5	$3.1	$—	$(3.5)	$—	$—	$42.1

        According to our investment policy, the target asset allocation for the other postretirement benefit plans is:

Asset Category	Target allocation
U.S. equity portfolios	45% - 65%
International equity portfolios	5% - 15%
Fixed income security portfolios	30% - 50%

        The investment strategies and policies for the other postretirement benefit plans are similar to those employed by the qualified pension plan.

Contributions

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2015 up to $150 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2015 pending future analysis.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

11. Employee and Agent Benefits — (continued)

Estimated Future Benefit Payments

        The estimated future benefit payments, which reflect expected future service, and the expected amount of subsidy receipts under Medicare Part D are:

	Pension benefits	Other postretirement benefits (gross benefit payments, including prescription drug benefits)	Amount of Medicare Part D subsidy receipts
	(in millions)
Year ending December 31:
2015	$105.4	$18.2	$0.9
2016	110.5	18.9	1.0
2017	117.2	19.4	1.0
2018	123.6	19.6	1.0
2019	129.5	20.1	1.0
2020 - 2024	765.7	104.5	4.8

        The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

        The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2014.

        The information that follows shows supplemental information for our defined benefit pension plans. Certain key summary data is shown separately for qualified and nonqualified plans.

	For the year ended December 31,
	2014			2013
	Qualified Plan	Nonqualified Plan	Total	Qualified Plan	Nonqualified Plan	Total
	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(385.3)	(456.4)	(841.7)	(138.6)	(376.0)	(514.6)

Total	$(385.3)	$(456.4)	$(841.7)	$(138.6)	$(376.0)	$(514.6)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$603.1	$156.1	$759.2	$298.3	$92.8	$391.1
Prior service benefit	(3.4)	(3.5)	(6.9)	(6.5)	(5.3)	(11.8)

Pre-tax accumulated other comprehensive loss	$599.7	$152.6	$752.3	$291.8	$87.5	$379.3

Components of net periodic benefit cost
Service cost	$46.8	$7.2	$54.0	$50.4	$6.7	$57.1
Interest cost	99.1	18.0	117.1	88.2	15.6	103.8
Expected return on plan assets	(131.9)	—	(131.9)	(127.4)	—	(127.4)
Amortization of prior service benefit	(3.1)	(1.6)	(4.7)	(6.1)	(2.6)	(8.7)
Recognized net actuarial loss	42.9	7.6	50.5	104.4	14.1	118.5

Net periodic benefit cost	$53.8	$31.2	$85.0	$109.5	$33.8	$143.3

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$347.8	$71.0	$418.8	$(322.4)	$(29.3)	$(351.7)
Amortization of net loss	(42.9)	(7.6)	(50.5)	(104.4)	(14.1)	(118.5)
Amortization of prior service benefit	3.1	1.6	4.7	6.1	2.6	8.7

Total recognized in pre-tax accumulated other comprehensive (income) loss	$308.0	$65.0	$373.0	$(420.7)	$(40.8)	$(461.5)

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$361.8	$96.2	$458.0	$(311.2)	$(7.0)	$(318.2)

        In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $17,500 of their compensation to the plans in 2014. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced, and the 401(k) matching contribution was increased. Employees who were ages 47 or

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

11. Employee and Agent Benefits — (continued)

older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as "Grandfathered Choice Participants." We match the Grandfathered Choice Participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. For all other participants, we match the participant's contributions at a 75% contribution rate up to a maximum of 6% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock. We contributed $41.7 million, $39.8 million and $37.3 million in 2014, 2013 and 2012, respectively, to our qualified defined contribution plans.

        We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by federal tax law with respect to the qualified plans. In 2014, we matched the Grandfathered Choice Participant's deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant's compensation. For all other participants, we matched the participant's deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant's compensation. We contributed $4.1 million, $5.0 million and $4.6 million in 2014, 2013 and 2012, respectively, to our nonqualified deferred compensation plans.

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

        On March 18, 2014, McCaffree Financial Corp. Employee Retirement Program ("McCaffree") filed a putative class action lawsuit in the United States District Court for the Southern District of Iowa against Principal Life. The complaint alleged, among other things, breach of duty of loyalty, breach of duty of prudence and prohibited transactions under ERISA. McCaffree seeks a nationwide class action on behalf of all participants and beneficiaries of defined contribution retirement plans that invested in any Principal Separate Account in the last six years. McCaffree seeks disgorgement of all fees it alleges Principal Life improperly retained in addition to other general claims for relief. Principal Life has filed a motion to dismiss the case and on December 11, 2014, the court granted the motion. McCaffree filed a notice of appeal on December 22, 2014. Principal Life will continue to aggressively defend the case.

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

        On December 2, 2009 and December 4, 2009, two plaintiffs, Cruise and Mullaney, each filed putative class action lawsuits in the United States District Court for the Southern District of New York against us; Principal Life; Principal Global Investors, LLC; Principal Management Corporation; and Principal Real Estate Investors, LLC (the "Cruise/Mullaney Defendants"). The lawsuits alleged the Cruise/Mullaney Defendants failed to manage the Principal U.S. Property Separate Account ("PUSPSA") in the best interests of investors, improperly imposed a "withdrawal freeze" on

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

12. Contingencies, Guarantees and Indemnifications — (continued)

September 26, 2008, and instituted a "withdrawal queue" to honor withdrawal requests as sufficient liquidity became available. The two lawsuits, as well as two subsequently filed complaints asserting similar claims, have been consolidated and are now known as In re Principal U.S. Property Account Litigation. Plaintiffs' request for permission to appeal the denial of class certification was denied by the U.S. Eighth Circuit Court of Appeals on December 31, 2013. The case was dismissed on December 15, 2014.

        In 2008, Principal Life received approximately $440.0 million in connection with the termination of certain structured transactions and the resulting prepayment of Principal Life's investment in those transactions. The transactions involved Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc. (collectively, "Lehman") in various capacities. Subsequent to Lehman's 2008 bankruptcy filing, its bankruptcy estate initiated several lawsuits seeking to recover from numerous sources significant amounts to which it claims entitlement under various theories. We are one of a large group of defendants to this action, and believe that we have meritorious defenses to Lehman's claims and intend to aggressively defend against them. The estate's claim against Principal Life, including interest (which we also dispute), was approximately $541.0 million.

        While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of December 31, 2014, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

        The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at December 31, 2014.

Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. These agreements generally expire through 2019. The maximum exposure under these agreements as of December 31, 2014, was approximately $243.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

        We manage mandatory privatized social security funds in Chile. By regulation, we have a required minimum guarantee on the funds' relative return. Because the guarantee has no limitation with respect to duration or amount, the maximum exposure of the guarantee in the future is indeterminable.

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

Guaranty Funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state's fund assesses its

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

12. Contingencies, Guarantees and Indemnifications — (continued)

members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2014 and 2013, the liability balance for guaranty fund assessments, which is not discounted, was $16.8 million and $22.5 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of December 31, 2014 and 2013, $7.1 million and $11.5 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

Operating Leases

        As a lessee, we lease office space, data processing equipment, office furniture and office equipment under various operating leases. Rental expense for the years ended December 31, 2014, 2013 and 2012, was $37.3 million, $36.3 million and $41.9 million, respectively.

        The following represents payments due by period for operating lease obligations (in millions):

Year ending December 31:
2015	$43.7
2016	39.0
2017	33.3
2018	21.8
2019	11.8
2020 and thereafter	51.2

Total operating lease obligations	200.8
Less: Future sublease rental income on noncancelable leases	5.8

Total future minimum lease payments	$195.0

Capital Leases

        We lease buildings and hardware storage equipment under capital leases. As of December 31, 2014 and 2013, these leases had a gross asset balance of $54.8 million and $42.6 million and accumulated depreciation of $17.0 million and $16.1 million, respectively. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $13.6 million, $10.5 million and $7.9 million, respectively.

        The following represents future minimum lease payments due by period for capital lease obligations (in millions).

Year ending December 31:
2015	$6.3
2016	5.4
2017	2.5
2018	0.7
2019	0.1
2020 and thereafter	0.5

Total	15.5
Less: Amounts representing interest	0.3

Net present value of minimum lease payments	$15.2

13. Stockholders' Equity

Preferred Stock

        As of December 31, 2014, we had 13.0 million shares of preferred stock authorized, issued and outstanding under the two series described below. Preferred stockholders have dividend and liquidation priority over common stockholders.

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

December 31, 2014

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

Dividend Restrictions and Payments

        The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders' equity levels. As of December 31, 2014, we have no preferred dividend restrictions.

        On April 1, 2014; June 30, 2014; September 30, 2014 and December 30, 2014, we paid a dividend of $8.2 million, $8.3 million, $8.2 million and $8.3 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 13, 2014; June 12, 2014; September 11, 2014 and December 11, 2014, respectively.

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

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2012	3.0	10.0	301.1
Shares issued	—	—	3.2
Treasury stock acquired	—	—	(10.5)

Outstanding shares at December 31, 2012	3.0	10.0	293.8
Shares issued	—	—	5.8
Treasury stock acquired	—	—	(4.4)

Outstanding shares at December 31, 2013	3.0	10.0	295.2
Shares issued	—	—	3.4
Treasury stock acquired	—	—	(4.7)

Outstanding shares at December 31, 2014	3.0	10.0	293.9

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

13. Stockholders' Equity — (continued)

Other Comprehensive Income (Loss)

	For the year ended December 31, 2014
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$1,087.9	$(425.2)	$662.7
Reclassification adjustment for gains included in net income (1)	(73.2)	24.4	(48.8)
Adjustments for assumed changes in amortization patterns	(63.4)	22.2	(41.2)
Adjustments for assumed changes in policyholder liabilities	(458.4)	210.4	(248.0)

Net unrealized gains on available-for-sale securities	492.9	(168.2)	324.7

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	102.0	(35.6)	66.4
Adjustments for assumed changes in amortization patterns	(4.7)	1.7	(3.0)
Adjustments for assumed changes in policyholder liabilities	(2.2)	0.7	(1.5)

Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	95.1	(33.2)	61.9

Net unrealized gains on derivative instruments during the period	100.3	(35.1)	65.2
Reclassification adjustment for losses included in net income (3)	3.8	(1.7)	2.1
Adjustments for assumed changes in amortization patterns	(12.8)	4.5	(8.3)
Adjustments for assumed changes in policyholder liabilities	3.2	(1.1)	2.1

Net unrealized gains on derivative instruments	94.5	(33.4)	61.1

Foreign currency translation adjustment	(374.7)	38.1	(336.6)

Unrecognized postretirement benefit obligation during the period	(445.5)	176.3	(269.2)
Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	22.1	(8.1)	14.0

Net unrecognized postretirement benefit obligation	(423.4)	168.2	(255.2)

Other comprehensive loss	$(115.6)	$(28.5)	$(144.1)

	For the year ended December 31, 2013
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(1,686.5)	$559.5	$(1,127.0)
Reclassification adjustment for losses included in net income (1)	61.1	(20.9)	40.2
Adjustments for assumed changes in amortization patterns	252.8	(88.5)	164.3
Adjustments for assumed changes in policyholder liabilities	575.7	(193.4)	382.3

Net unrealized losses on available-for-sale securities	(796.9)	256.7	(540.2)

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	24.5	(8.3)	16.2
Adjustments for assumed changes in amortization patterns	(14.4)	5.1	(9.3)

Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	10.1	(3.2)	6.9

Net unrealized losses on derivative instruments during the period	(46.3)	16.8	(29.5)
Reclassification adjustment for losses included in net income (3)	11.6	(4.3)	7.3
Adjustments for assumed changes in amortization patterns	10.9	(3.8)	7.1
Adjustments for assumed changes in policyholder liabilities	20.5	(7.2)	13.3

Net unrealized losses on derivative instruments	(3.3)	1.5	(1.8)

Foreign currency translation adjustment	(282.6)	13.2	(269.4)

Unrecognized postretirement benefit obligation during the period	426.7	(149.3)	277.4
Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	84.9	(29.7)	55.2

Net unrecognized postretirement benefit obligation	511.6	(179.0)	332.6

Other comprehensive loss	$(561.1)	$89.2	$(471.9)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

13. Stockholders' Equity — (continued)

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

(3)
See Note 5, Derivative Financial Instruments — Cash Flow Hedges, for further details.

(4)
Pre-tax amortization of prior service cost and actuarial loss included in net periodic benefit cost, which is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, is reported in operating expenses on the consolidated statements of operations. See Note 11, Employee and Agent Benefits — Components of Net Periodic Benefit Cost, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

13. Stockholders' Equity — (continued)

Accumulated Other Comprehensive Income

	Net unrealized gains on available-for-sale securities	Noncredit component of impairment losses on fixed maturities available-for-sale	Net unrealized gains (losses) on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2012	$860.7	$(167.2)	$34.9	$(95.9)	$(361.1)	$271.4
Other comprehensive income during the period, net of adjustments	488.2	(6.7)	(45.5)	(11.0)	(159.7)	265.3
Amounts reclassified from AOCI	69.4	—	1.9	—	32.3	103.6

Other comprehensive income	557.6	(6.7)	(43.6)	(11.0)	(127.4)	368.9

Balances at December 31, 2012	1,418.3	(173.9)	(8.7)	(106.9)	(488.5)	640.3
Other comprehensive loss during the period, net of adjustments	(580.4)	—	(9.1)	(254.6)	277.4	(566.7)
Amounts reclassified from AOCI	40.2	6.9	7.3	—	55.2	109.6

Other comprehensive loss	(540.2)	6.9	(1.8)	(254.6)	332.6	(457.1)

Balances at December 31, 2013	878.1	(167.0)	(10.5)	(361.5)	(155.9)	183.2
Other comprehensive loss during the period, net of adjustments	373.5	—	59.0	(325.3)	(269.2)	(162.0)
Amounts reclassified from AOCI	(48.8)	61.9	2.1	—	14.0	29.2

Other comprehensive loss	324.7	61.9	61.1	(325.3)	(255.2)	(132.8)

Balances at December 31, 2014	$1,202.8	$(105.1)	$50.6	$(686.8)	$(411.1)	$50.4

Noncontrolling Interest

        Interests held by unaffiliated parties in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling partners' share of the underlying net assets of our consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the consolidated statements of financial position.

        The noncontrolling interest holders in certain of our consolidated entities maintain an equity interest that is redeemable at the option of the holder, which may be exercised on varying dates. Since redemption of the noncontrolling interest is outside of our control, this interest is presented on the consolidated statements of financial position line item titled "Redeemable noncontrolling interest." If the interest were to be redeemed, we would be required to purchase such interest at a redemption value based on fair value or a formula that management intended to reasonably approximate fair value based on a fixed multiple of earnings over a measurement period. As such, the carrying value of the redeemable noncontrolling interest is compared to the redemption value at each reporting period. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in redemption value prior to exercise of the redemption option are determined after the attribution of net income or loss of the subsidiary and are recognized in the redemption value as they occur. Adjustments to the carrying value of redeemable noncontrolling interest result in adjustments to additional paid-in capital and/or retained earnings. Adjustments are recorded in retained earnings to the extent the redemption value of the redeemable noncontrolling interest exceeds its fair value and will impact the numerator in our earnings per share calculations. All other adjustments to the redeemable noncontrolling interest are recorded in additional paid-in capital.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

13. Stockholders' Equity — (continued)

        Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance at January 1, 2012	$22.2
Net income attributable to redeemable noncontrolling interest	1.9
Redeemable noncontrolling interest assumed related to acquisition	37.2
Distributions to redeemable noncontrolling interest	(2.0)
Foreign currency translation adjustment	1.1

Balance at December 31, 2012	60.4
Net income attributable to redeemable noncontrolling interest	13.6
Reclassification from stockholders' equity (1)	173.9
Redeemable noncontrolling interest assumed related to acquisition	1.2
Distributions to redeemable noncontrolling interest	(13.9)
Purchase of subsidiary shares from redeemable noncontrolling interest	(2.4)
Change in redemption value of redeemable noncontrolling interest	19.2
Foreign currency translation adjustment	(4.8)

Balance at December 31, 2013	247.2
Net income attributable to redeemable noncontrolling interest	9.0
Contributions from redeemable noncontrolling interest	9.5
Distributions to redeemable noncontrolling interest	(16.1)
Purchase of subsidiary shares from redeemable noncontrolling interest (2)	(215.2)
Change in redemption value of redeemable noncontrolling interest	28.9
Foreign currency translation adjustment	(5.3)

Balance at December 31, 2014	$58.0

(1)
During the third quarter of 2013, we identified a classification error of certain of our noncontrolling interests. The classification error had no impact on net income, but did impact earnings per share to the extent the redemption value of the redeemable noncontrolling interest exceeds the fair value. We evaluated the classification error and related earnings per share impact based on qualitative and quantitative factors in accordance with SEC Staff Accounting Bulletins 99 and 108 and concluded the impact was not material in the current or any prior quarterly or annual periods presented. During the third quarter of 2013, we recorded a $173.9 million increase to redeemable noncontrolling interest and a corresponding decrease to stockholders' equity. See related discussion in Note 18, Earnings Per Common Share.

(2)
During the third quarter of 2014, we increased our ownership stake in Columbus Circle Investors.

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

        Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. In general, the current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2014 statutory results, Principal Life could pay approximately $615.2 million in stockholder dividends in 2015 without exceeding the statutory limitation.

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

December 31, 2014

14. Fair Value Measurements — (continued)

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

  •
  Level 2 — Fair values are based on inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Our Level 2 assets and liabilities primarily include fixed maturities (including public and private bonds), equity securities, derivatives and other investments for which public quotations are not available but that are priced by third party pricing services or internal models using substantially all observable inputs.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

14. Fair Value Measurements — (continued)

        If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of December 31, 2014, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

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

Equity Securities

        Equity securities include mutual funds, common stock, nonredeemable preferred stock and mandatory regulatory required investments. Fair values of equity securities are determined using quoted prices in active markets for identical assets when available, which are reflected in Level 1. When quoted prices are not available, we may utilize internal valuation methodologies appropriate for the specific asset that use observable inputs such as underlying share prices or the net asset value ("NAV"), which are reflected in Level 2. Fair values might also be determined using broker quotes or through the use of internal models or analysis that incorporate significant assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such securities, which are reflected in Level 3.

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

December 31, 2014

14. Fair Value Measurements — (continued)

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

        Commercial mortgage loans of consolidated VIEs and equity method real estate investments for which the fair value option was elected are reflected in Level 3. Fair value of the commercial mortgage loans is computed utilizing a discount rate based on the current market. The market discount rate is then adjusted based on various factors that differentiate it from our pool of loans. The equity method real estate investments consist of underlying real estate and debt. The real estate fair value is estimated using a discounted cash flow valuation model that utilizes various public real estate market data inputs. The debt fair value is estimated using a discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.

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

Separate Account Assets

        Separate account assets include equity securities, debt securities and derivative instruments, for which fair values are determined as previously described, and are reflected in Level 1, Level 2 and Level 3. Separate account assets also include commercial mortgage loans, for which the fair value is estimated by discounting the expected total cash flows using market rates that are applicable to the yield, credit quality and maturity of the loans. The market clearing spreads vary based on mortgage type, weighted average life, rating and liquidity. These are reflected in Level 3. Finally, separate account assets include real estate, for which the fair value is estimated using discounted cash flow valuation models that utilize various public real estate market data inputs. In addition, each property is appraised annually by an independent appraiser. The real estate included in separate account assets is recorded net of related mortgage encumbrances for which the fair value is estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. The real estate within the separate accounts is reflected in Level 3.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

14. Fair Value Measurements — (continued)

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

December 31, 2014

14. Fair Value Measurements — (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2014
	Assets/ (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,121.8	$720.5	$401.3	$—
Non-U.S. governments	891.1	—	852.4	38.7
States and political subdivisions	4,204.0	—	4,204.0	—
Corporate	31,535.0	40.3	31,249.1	245.6
Residential mortgage-backed securities	2,822.9	—	2,822.9	—
Commercial mortgage-backed securities	3,975.5	—	3,975.5	—
Collateralized debt obligations	504.1	—	439.9	64.2
Other debt obligations	4,616.4	—	4,552.7	63.7

Total fixed maturities, available-for-sale	49,670.8	760.8	48,497.8	412.2
Fixed maturities, trading	604.6	—	464.9	139.7
Equity securities, available-for-sale	123.0	64.2	54.7	4.1
Equity securities, trading	840.2	105.9	734.3	—
Derivative assets (1)	661.8	—	608.1	53.7
Other investments (2)	478.9	3.3	348.4	127.2
Cash equivalents (3)	1,041.7	—	1,041.7	—

Sub-total excluding separate account assets	53,421.0	934.2	51,749.9	736.9
Separate account assets	140,072.8	73,363.4	60,818.0	5,891.4

Total assets	$193,493.8	$74,297.6	$112,567.9	$6,628.3

Liabilities
Investment-type insurance contracts (4)	$(176.4)	$—	$—	$(176.4)
Derivative liabilities (1)	(791.8)	—	(756.3)	(35.5)
Other liabilities (4)	(310.1)	—	(243.8)	(66.3)

Total liabilities	$(1,278.3)	$—	$(1,000.1)	$(278.2)

Net assets	$192,215.5	$74,297.6	$111,567.8	$6,350.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

14. Fair Value Measurements — (continued)

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

December 31, 2014

14. Fair Value Measurements — (continued)

Changes in Level 3 Fair Value Measurements

        The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the year ended December 31, 2014
	Beginning asset/ (liability) balance as of December 31, 2013	Total realized/unrealized gains (losses)					Ending asset/ (liability) balance as of December 31, 2014	Changes in unrealized gains (losses) included in net income relating to positions still held (1)
				Net purchases, sales, issuances and settlements (4)
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$47.5	$(0.3)	$—	$(8.5)	$—	$—	$38.7	$(0.2)
States and political subdivisions	1.8	—	—	(0.1)	—	(1.7)	—	—
Corporate	164.0	(1.8)	(1.3)	56.0	46.6	(17.9)	245.6	(1.6)
Commercial mortgage-backed securities	1.6	(1.2)	1.3	(6.0)	6.8	(2.5)	—	—
Collateralized debt obligations	37.8	—	0.4	46.1	3.9	(24.0)	64.2	—
Other debt obligations	84.1	—	1.4	7.9	—	(29.7)	63.7	—

Total fixed maturities, available-for-sale	336.8	(3.3)	1.8	95.4	57.3	(75.8)	412.2	(1.8)
Fixed maturities, trading	169.9	9.9	—	(40.1)	—	—	139.7	1.2
Equity securities, available-for-sale	16.9	4.2	2.8	(20.0)	0.2	—	4.1	(0.3)
Derivative assets	74.2	(32.0)	—	11.5	—	—	53.7	(32.0)
Other investments	142.9	15.7	—	(31.4)	—	—	127.2	15.7
Separate account assets (2)	5,265.2	649.6	—	(13.9)	4.4	(13.9)	5,891.4	608.4
Liabilities
Investments-type insurance contracts	(6.9)	(196.0)	—	26.5	—	—	(176.4)	(196.5)
Derivative liabilities	(39.6)	3.9	(0.4)	0.6	—	—	(35.5)	(0.9)
Other liabilities (3)	(73.9)	(1.4)	—	9.0	—	—	(66.3)	(0.8)

	For the year ended December 31, 2013
								Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2012	Total realized/unrealized gains (losses)					Ending asset/ (liability) balance as of December 31, 2013
				Net purchases, sales, issuances and settlements (4)
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$44.3	$(0.1)	$(0.9)	$4.2	$—	$—	$47.5	$(0.1)
States and political subdivisions	1.9	—	—	(0.1)	—	—	1.8	—
Corporate	174.5	(13.4)	4.5	(23.0)	105.3	(83.9)	164.0	(10.4)
Commercial mortgage-backed securities	—	—	(0.1)	(0.7)	2.4	—	1.6	—
Collateralized debt obligations	77.6	2.1	7.2	(56.0)	31.7	(24.8)	37.8	—
Other debt obligations	14.7	(0.3)	2.8	34.9	32.0	—	84.1	(0.3)

Total fixed maturities, available-for-sale	313.0	(11.7)	13.5	(40.7)	171.4	(108.7)	336.8	(10.8)
Fixed maturities, trading	166.8	3.0	—	0.1	—	—	169.9	3.1
Equity securities, available-for-sale	15.3	(0.2)	1.8	—	—	—	16.9	(0.2)
Derivative assets	75.1	(19.5)	—	18.6	—	—	74.2	(19.8)
Other investments	113.9	11.2	—	17.8	—	—	142.9	11.2
Separate account assets (2)	4,616.0	574.9	(0.1)	68.2	12.7	(6.5)	5,265.2	545.8
Liabilities
Investments-type insurance contracts	(170.5)	147.3	—	16.3	—	—	(6.9)	145.0
Derivative liabilities	(102.6)	55.0	(0.1)	8.1	—	—	(39.6)	53.9
Other liabilities (3)	(39.6)	(34.3)	—	—	—	—	(73.9)	(34.3)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

14. Fair Value Measurements — (continued)

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

(4)
Gross purchases, sales, issuances and settlements were:

	For the year ended December 31, 2014
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$12.1	$(19.4)	$—	$(1.2)	$(8.5)
States and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	118.5	(54.8)	—	(7.7)	56.0
Commercial mortgage-backed securities	—	(5.8)	—	(0.2)	(6.0)
Collateralized debt obligations	61.3	—	—	(15.2)	46.1
Other debt obligations	19.2	—	—	(11.3)	7.9

Total fixed maturities, available-for-sale	211.1	(80.0)	—	(35.7)	95.4
Fixed maturities, trading	—	(10.0)	—	(30.1)	(40.1)
Equity securities, available-for-sale	—	(20.0)	—	—	(20.0)
Derivative assets	11.8	(0.3)	—	—	11.5
Other investments	0.2	—	—	(31.6)	(31.4)
Separate account assets (5)	705.9	(500.2)	(331.8)	112.2	(13.9)
Liabilities
Investment-type insurance contracts	—	—	20.7	5.8	26.5
Derivative liabilities	(1.5)	2.1	—	—	0.6
Other liabilities	—	9.0	—	—	9.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

14. Fair Value Measurements — (continued)

	For the year ended December 31, 2013
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$9.3	$(3.9)	$—	$(1.2)	$4.2
States and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	32.6	(33.3)	—	(22.3)	(23.0)
Commercial mortgage-backed securities	—	—	—	(0.7)	(0.7)
Collateralized debt obligations	17.0	(47.4)	—	(25.6)	(56.0)
Other debt obligations	37.8	—	—	(2.9)	34.9

Total fixed maturities, available-for-sale	96.7	(84.6)	—	(52.8)	(40.7)
Fixed maturities, trading	—	—	—	0.1	0.1
Derivative assets	22.1	(3.5)	—	—	18.6
Other investments	30.2	—	—	(12.4)	17.8
Separate account assets (5)	418.4	(300.8)	(21.8)	(27.6)	68.2
Liabilities
Investment-type insurance contracts	—	—	11.0	5.3	16.3
Derivative liabilities	(3.4)	11.5	—	—	8.1

	For the year ended December 31, 2012
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$13.5	$(5.0)	$—	$(1.1)	$7.4
States and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	29.2	(92.0)	—	(12.7)	(75.5)
Collateralized debt obligations	5.1	(1.1)	—	0.5	4.5
Other debt obligations	—	—	—	(26.2)	(26.2)

Total fixed maturities, available-for-sale	47.8	(98.1)	—	(39.6)	(89.9)
Fixed maturities, trading	—	(24.6)	—	(42.1)	(66.7)
Derivative assets	12.6	(0.6)	—	—	12.0
Other investments	34.0	—	—	(19.7)	14.3
Separate account assets (5)	342.2	(310.6)	(208.4)	173.2	(3.6)
Liabilities
Investment-type insurance contracts	—	—	(16.6)	3.7	(12.9)
Derivative liabilities	(8.9)	42.3	—	—	33.4
Other liabilities	—	8.1	—	—	8.1
(5)
Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

14. Fair Value Measurements — (continued)

Transfers

        Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels are summarized below.

	For the year ended December 31, 2014
	Transfers out of Level 1 into Level 2	Transfers out of Level 1 into Level 3	Transfers out of Level 2 into Level 1	Transfers out of Level 2 into Level 3	Transfers out of Level 3 into Level 1	Transfers out of Level 3 into Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$—	$—	$1.7
Corporate	—	—	—	46.6	—	17.9
Commercial mortgage-backed securities	—	—	—	6.8	—	2.5
Collateralized debt obligations	—	—	—	3.9	—	24.0
Other debt obligations	—	—	—	—	—	29.7

Total fixed maturities, available-for-sale	—	—	—	57.3	—	75.8
Equity securities, available-for-sale	—	—	—	0.2	—	—
Separate account assets	33.0	—	71.3	4.4	—	13.9

	For the year ended December 31, 2013
	Transfers out of Level 1 into Level 2	Transfers out of Level 1 into Level 3	Transfers out of Level 2 into Level 1	Transfers out of Level 2 into Level 3	Transfers out of Level 3 into Level 1	Transfers out of Level 3 into Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$105.3	$—	$83.9
Commercial mortgage-backed securities	—	—	—	2.4	—	—
Collateralized debt obligations	—	—	—	31.7	—	24.8
Other debt obligations	—	—	—	32.0	—	—

Total fixed maturities, available-for-sale	—	—	—	171.4	—	108.7
Separate account assets	253.9	0.1	15.5	12.6	—	6.5

	For the year ended December 31, 2012
	Transfers out of Level 1 into Level 2	Transfers out of Level 1 into Level 3	Transfers out of Level 2 into Level 1	Transfers out of Level 2 into Level 3	Transfers out of Level 3 into Level 1	Transfers out of Level 3 into Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$14.5	$—	$—
States and political subdivisions	—	—	—	1.8	—	—
Corporate	—	—	—	79.7	—	137.4
Collateralized debt obligations	—	—	—	—	—	31.2
Other debt obligations	—	—	—	15.3	—	—

Total fixed maturities, available-for-sale	—	—	—	111.3	—	168.6
Fixed maturities, trading	—	—	—	9.5	—	—
Separate account assets	3,255.7	0.3	205.5	1.3	—	1.9

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

        Assets transferred into Level 3 during 2014, 2013 and 2012, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

14. Fair Value Measurements — (continued)

        Assets transferred out of Level 3 during 2014, 2013 and 2012, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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

	December 31, 2014
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$10.3	Discounted cash flow	Discount rate (1)	2.2%	2.2%
			Illiquidity premium	50 basis points ("bps")	50bps
Corporate	83.0	Discounted cash flow	Discount rate (1)	1.8% - 6.7%	4.0%
			Comparability adjustment	0bps - 1bps	0bps
			Illiquidity premium	0bps - 25bps	13bps
Collateralized debt obligations	12.7	Discounted cash flow	Discount rate (1)	2.7% - 17.1%	6.1%
			Probability of default	0% - 100%	23.5%
			Potential loss severity	0% - 70.0%	16.4%
Other debt obligations	49.3	Discounted cash flow	Discount rate (1)	1.4% - 5.0%	2.3%
			Illiquidity premium	0bps - 1,000bps	175bps
Fixed maturities, trading	15.2	Discounted cash flow	Discount rate (1)	1.8% - 126.9%	3.5%
			Illiquidity premium	200bps - 1,400bps	460bps
	100.4	See note (2)
Other investments	35.0	Discounted cash flow — commercial mortgage loans of consolidated VIEs	Discount rate (1)	4.2%	4.2%
			Illiquidity premium	76bps	76bps
	92.2	Discounted cash flow — equity method real estate investments	Discount rate (1)	7.3% - 8.0%	7.6%
			Terminal capitalization rate	5.5% - 6.8%	6.1%
			Average market rent growth rate	3.3% - 3.7%	3.5%
		Discounted cash flow — equity method real estate investments — debt	Loan to value	34.2% - 58.9%	46.5%
			Credit spread rate	1.8% - 2.0%	1.9%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

14. Fair Value Measurements — (continued)

	December 31, 2014
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Separate account assets	5,857.4	Discounted cash flow — mortgage loans	Discount rate (1)	1.1% - 6.9%	3.2%
			Illiquidity premium	0bps - 60bps	7bps
			Credit spread rate	70bps - 632bps	221bps
		Discounted cash flow — real estate	Discount rate (1)	6.0% - 24.6%	7.4%
			Terminal capitalization rate	4.5% - 9.5%	6.4%
			Average market rent growth rate	1.3% - 4.4%	3.0%
		Discounted cash flow — real estate debt	Loan to value	6.8% - 64.1%	46.5%
			Credit spread rate	2.1% - 4.8%	3.4%
Liabilities
Investment-type insurance contracts	(176.4)	Discounted cash flow	Long duration interest rate	2.6% - 2.7% (3)
			Long-term equity market volatility	14.9% - 39.5%
			Non-performance risk	0.1% - 1.4%
			Utilization rate	See note (4)
			Lapse rate	0.5% - 14.1%
			Mortality rate	See note (5)
Derivative liabilities	(19.3)	See note (2)
Other liabilities	(66.3)	See note (2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

14. Fair Value Measurements — (continued)

	December 31, 2013
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$11.7	Discounted cash flow	Discount rate (1)	2.0%	2.0%
			Illiquidity premium	50 bps	50bps
Corporate	70.1	Discounted cash flow	Discount rate (1)	1.9% - 7.7%	4.4%
			Illiquidity premium	0bps - 25bps	15bps
			Earnings before interest, taxes, depreciation and amortization multiple	0x - 4.5x	0.2x
			Comparability adjustment	0bps - 125bps	43bps
			Probability of default	0% - 100%	5.4%
			Potential loss severity	0% - 16%	0.9%
Commercial mortgage-backed securities	1.6	Discounted cash flow	Discount rate (1)	1.5% - 4.5%	1.5%
Collateralized debt obligations	13.6	Discounted cash flow	Discount rate (1)	1.5%	1.5%
			Illiquidity premium	400bps	400bps
Other debt obligations	33.6	Discounted cash flow	Discount rate (1)	2.0% - 15.0%	6.7%
			Illiquidity premium	0bps - 50bps	11bps
Fixed maturities, trading	36.2	Discounted cash flow	Discount rate (1)	1.6% - 83.0%	3.4%
			Illiquidity premium	0bps - 1,400bps	370bps
	110.4	See note (2)
Other investments	68.1	Discounted cash flow — commercial mortgage loans of consolidated VIEs	Discount rate (1)	4.8%	4.8%
			Illiquidity premium	94bps	94bps
	74.8	Discounted cash flow — equity method real estate investments	Discount rate (1)	7.8% - 8.1%	7.9%
			Terminal capitalization rate	5.5% - 6.8%	6.1%
			Average market rent growth rate	3.5% - 3.6%	3.6%
		Discounted cash flow — equity method real estate investments — debt	Loan to value	40.5% - 61.0%	50.7%
			Credit spread rate	1.5% - 2.0%	1.8%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

14. Fair Value Measurements — (continued)

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

(2)
Relates to a consolidated collateralized private investment vehicle that is a VIE. Fixed maturities, trading represents the underlying collateral of the investment structure and consists of high-grade fixed maturity investments, which are over-collateralized based on outstanding notes priced at par. The derivative liability represents credit default swaps that are valued using a correlation model to the credit default swap ("CDS") Index ("CDX") and inputs to the valuation are based on observable market data such as the end of period swap curve, CDS constituents of the index and spread levels of the index, as well as CDX tranche spreads. The value of the obligations, which are due at maturity or termination of the trust, reflect the third parties' interest in the investment structure.

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

December 31, 2014

14. Fair Value Measurements — (continued)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Certain assets are measured at fair value on a nonrecurring basis. During 2014, certain mortgage loans had been marked to fair value of $68.9 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $10.0 million that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs. The fair value of the underlying collateral is determined based on a discounted cash flow valuation either from an external broker opinion of value or an internal model. Significant inputs used in the discounted cash flow calculation include: a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the mortgage loans marked to fair value during 2014 were:

  Discount rate = 8.8% - 11.0%
  Terminal capitalization rate = 7.3% - 9.0%
  Average market rent growth = 2.0% - 10.9%

        During 2014, certain real estate had been written down to fair value of $22.3 million. This write down resulted in a loss of $6.2 million that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of real estate is estimated based on a discounted cash flow valuation from an internal model. Significant inputs used in the discounted cash flow calculation include a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the real estate marked to fair value during 2014 were:

  Discount rate = 9.6% - 11.8%
  Terminal capitalization rate = 8.3% - 8.5%
  Average market rent growth = 3.0% - 3.6%

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

December 31, 2014

14. Fair Value Measurements — (continued)

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

        The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $35.0 million and $32.4 million as of December 31, 2014, and $68.1 million and $64.0 million as of December 31, 2013, respectively. The change in fair value of the loans resulted in a $(1.5) million, $0.2 million and $2.6 million pre-tax gain (loss) for the years ended December 31, 2014, 2013 and 2012, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

14. Fair Value Measurements — (continued)

Interest income recorded on these commercial mortgage loans was $6.2 million, $5.7 million and $6.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $71.0 million and $132.8 million as of December 31, 2014, and $104.9 million and $174.4 million as of December 31, 2013, respectively. For the years ended December 31, 2014, 2013 and 2012, the change in fair value of the obligations resulted in a pre-tax loss of $0.7 million, $32.8 million and $37.7 million, which includes a pre-tax loss of $2.4 million, $34.3 million and $37.4 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $3.0 million, $3.6 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        We invest in real estate ventures for the purpose of earning investment returns and for capital appreciation. We elected the fair value option for certain ventures that are subject to the equity method of accounting because the nature of the investments are to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties. These investments are reported with other investments in the consolidated statements of financial position. The changes in fair value are reported in net investment income on the consolidated statements of operations. The fair value of the equity method investments for which the fair value option has been elected was $92.2 million and $74.8 million as of December 31, 2014 and 2013, respectively. The change in fair value of the investments resulted in a $17.3 million, $11.0 million and $(0.4) million pre-tax gain (loss) for the years ended December 31, 2014, 2013 and 2012, respectively.

Financial Instruments Not Reported at Fair Value

        The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	December 31, 2014
			Fair value hierarchy level
	Carrying amount
		Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,811.6	$12,350.2	$—	$—	$12,350.2
Policy loans	829.2	1,083.2	—	—	1,083.2
Other investments	211.2	211.6	—	183.7	27.9
Cash and cash equivalents	822.2	822.2	822.2	—	—
Investment-type insurance contracts	(28,256.3)	(28,322.7)	—	(5,455.4)	(22,867.3)
Short-term debt	(28.0)	(28.0)	—	(28.0)	—
Long-term debt	(2,531.2)	(2,786.1)	—	(2,703.8)	(82.3)
Separate account liabilities	(128,480.5)	(127,131.0)	—	—	(127,131.0)
Bank deposits	(1,979.7)	(1,985.5)	(1,343.8)	(641.7)	—
Cash collateral payable	(148.3)	(148.3)	(148.3)	—	—

	December 31, 2013
			Fair value hierarchy level
	Carrying amount
		Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,533.6	$11,773.5	$—	$—	$11,773.5
Policy loans	859.7	963.3	—	—	963.3
Other investments	174.0	174.7	—	140.9	33.8
Cash and cash equivalents	912.8	912.8	912.8	—	—
Investment-type insurance contracts	(29,909.6)	(30,093.1)	—	(5,902.2)	(24,190.9)
Short-term debt	(150.6)	(150.6)	—	(150.6)	—
Long-term debt	(2,601.4)	(2,692.1)	—	(2,639.0)	(53.1)
Separate account liabilities	(119,500.7)	(118,059.7)	—	—	(118,059.7)
Bank deposits	(1,949.0)	(1,951.1)	(1,252.2)	(698.9)	—
Cash collateral payable	(32.5)	(32.5)	(32.5)	—	—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

14. Fair Value Measurements — (continued)

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

December 31, 2014

14. Fair Value Measurements — (continued)

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

15. Statutory Insurance Financial Information

        Principal Life, the largest indirect subsidiary of PFG, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the "State of Iowa"). The State of Iowa recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual has been adopted as a component of prescribed practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices. As of December 31, 2014, our use of prescribed statutory accounting practices has resulted in higher statutory net income of $6.4 million relative to the accounting practices and procedures of the NAIC due to our accounting for derivatives that hedge some of our equity indexed products. In addition, as of December 31, 2014, our permitted statutory accounting practice relating to variable annuities with a guaranteed living benefit rider resulted in lower statutory surplus of $150.2 million relative to carrying certain interest rate swaps at book value rather than fair value, as if they received hedge accounting treatment for statutory. Statutory accounting practices differ from U.S. GAAP primarily due to charging policy acquisition costs to expense as incurred, establishing reserves using different actuarial assumptions, valuing investments on a different basis and not admitting certain assets, including certain net deferred income tax assets.

        Principal Life cedes certain term and universal life insurance statutory reserves to our affiliated reinsurance subsidiaries on a funds withheld coinsurance basis. The reserves are secured by cash, invested assets and financing provided by highly rated third parties. As of December 31, 2014, our affiliated reinsurance subsidiaries assumed statutory reserves of $3,272.4 million from Principal Life. In the states of Vermont and Delaware, the affiliated reinsurers had permitted and prescribed practices allowing for the admissibility of certain assets backing these reserves. As of December 31, 2014, assets admitted under these practices totaled $1,129.0 million.

        Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2014, Principal Life meets the minimum RBC requirements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

15. Statutory Insurance Financial Information — (continued)

        Statutory net income and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2014	2013	2012
	(in millions)
Statutory net income	$535.5	$607.9	$576.1
Statutory capital and surplus	4,202.1	4,142.2	3,944.3

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

        The Principal Global Investors segment provides asset management services to our asset accumulation business, our insurance operations, the Corporate segment and third party clients.

        The Principal International segment has operations in Brazil, Chile, China, Hong Kong Special Administrative Region, India, Mexico and Southeast Asia. We focus on countries with large middle classes, favorable demographics and growing long-term savings, ideally with defined contribution markets. We entered these countries through acquisitions, start-up operations and joint ventures.

        The U.S. Insurance Solutions segment provides individual life insurance and specialty benefits insurance, which consists of group dental and vision insurance, individual and group disability insurance, group life insurance and non-medical fee-for-service claims administration, throughout the United States.

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

        Management uses segment operating earnings in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized capital gains (losses), as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized capital gains (losses), as adjusted, are net of income taxes, related changes in the amortization pattern of DAC and related actuarial balances, recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and services, amortization of hedge accounting book value adjustments for certain discontinued hedges, net realized capital gains and losses distributed, noncontrolling interest capital gains and losses and certain market value adjustments to fee revenues. Net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on derivative instruments not designated as hedging instruments and exclude certain market value adjustments of embedded derivatives and realized capital gains (losses) associated with our exited group medical insurance business. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on derivatives not designated as hedging instruments), including their impact on recognition of front-end fee revenues, certain market value adjustments to fee revenues and amortization of hedge accounting book value adjustments for certain discontinued hedges, and revenue from our exited group medical insurance business. Segment operating revenues include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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

December 31, 2014

16. Segment Information — (continued)

        The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	December 31, 2014	December 31, 2013
	(in millions)
Assets:
Retirement and Investor Services	$138,549.4	$128,736.7
Principal Global Investors	1,175.1	1,312.1
Principal International	53,531.8	54,243.6
U.S. Insurance Solutions	21,554.5	20,033.6
Corporate	4,276.2	3,865.4

Total consolidated assets	$219,087.0	$208,191.4

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$5,523.3	$4,847.6	$4,834.9
Principal Global Investors	725.9	719.2	591.2
Principal International	1,275.4	1,150.0	942.7
U.S. Insurance Solutions	3,262.6	3,106.4	2,994.7
Corporate	(232.4)	(215.8)	(188.1)

Total segment operating revenues	10,554.8	9,607.4	9,175.4
Net realized capital gains (losses), net of related revenue adjustments	(77.4)	(320.0)	14.7
Exited group medical insurance business	0.2	2.1	25.0

Total revenues per consolidated statements of operations	$10,477.6	$9,289.5	$9,215.1

Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$828.1	$694.4	$575.1
Principal Global Investors	116.0	102.6	81.2
Principal International	268.0	215.2	154.1
U.S. Insurance Solutions	231.3	196.6	138.2
Corporate	(125.5)	(148.9)	(139.8)

Total segment operating earnings, net of related income taxes	1,317.9	1,059.9	808.8
Net realized capital gains (losses), as adjusted (1)	(100.5)	(179.1)	39.0
Other after-tax adjustments (2)	(106.3)	(1.1)	(74.2)

Net income available to common stockholders per consolidated statements of operations	$1,111.1	$879.7	$773.6

(1)
Net realized capital gains (losses), as adjusted, is derived as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$14.7	$(225.2)	$114.1
Certain derivative and hedging-related adjustments	(92.8)	(93.9)	(98.9)
Certain market value adjustments to fee revenues	—	—	(0.3)
Recognition of front-end fee (revenue) expense	0.7	(0.9)	(0.2)

Net realized capital gains (losses), net of related revenue adjustments	(77.4)	(320.0)	14.7
Amortization of deferred acquisition costs and other actuarial balances	(49.3)	47.1	36.6
Capital gains distributed	(21.2)	(25.8)	(12.2)
Certain market value adjustments of embedded derivatives	4.8	18.4	(0.6)
Net realized capital losses associated with exited group medical insurance business	—	—	0.2
Noncontrolling interest capital gains	(1.0)	(0.2)	(8.3)
Income tax effect	43.6	101.4	8.6

Net realized capital gains (losses), as adjusted	$(100.5)	$(179.1)	$39.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

16. Segment Information — (continued)

(2)
For the year ended December 31, 2014, other after-tax adjustments included the negative effect of (a) an increase in net deferred tax liabilities resulting from third quarter 2014 enactment of tax legislation in Chile ($58.1 million) (b) the impact of a court ruling on some uncertain tax positions ($47.5 million) and (c) the effect of losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.7 million).

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

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Income tax expense (benefit) by segment:
Retirement and Investor Services	$200.5	$195.6	$150.0
Principal Global Investors	63.8	55.5	43.5
Principal International	30.3	28.0	0.6
U.S. Insurance Solutions	112.8	94.0	61.3
Corporate	(89.6)	(83.2)	(69.6)

Total segment income taxes from operating earnings	317.8	289.9	185.8
Tax benefit related to net realized capital losses, as adjusted	(43.6)	(101.4)	(8.6)
Tax expense (benefit) related to other after-tax adjustments	44.3	(0.6)	(42.6)

Total income taxes expense per consolidated statements of operations	$318.5	$187.9	$134.6

        The following is a summary of depreciation and amortization expense allocated to our segments for purposes of determining operating earnings. Segment depreciation and amortization is reconciled to depreciation and amortization included in operating expenses in our consolidated statements of operations.

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Depreciation and amortization expense by segment:
Retirement and Investor Services	$31.1	$26.7	$26.3
Principal Global Investors	14.8	11.8	13.3
Principal International	51.6	47.8	18.9
U.S. Insurance Solutions	21.2	17.2	17.0
Corporate	4.0	4.6	5.4

Total segment depreciation and amortization expense included in operating earnings	122.7	108.1	80.9

Depreciation and amortization expense related to other after-tax adjustments	—	1.4	6.1

Total depreciation and amortization expense included in our consolidated statements of operations	$122.7	$109.5	$87.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

16. Segment Information — (continued)

        The following table summarizes operating revenues for our products and services:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Retirement and Investor Services:
Full service accumulation	$1,563.0	$1,470.7	$1,357.0
Principal Funds	861.9	765.8	619.6
Individual annuities	1,488.9	1,366.5	1,162.4
Bank and trust services	84.2	95.2	101.6
Eliminations	(155.2)	(146.8)	(120.3)

Total Accumulation	3,842.8	3,551.4	3,120.3
Investment only	308.1	341.0	431.6
Full service payout	1,372.4	955.2	1,283.0

Total Guaranteed	1,680.5	1,296.2	1,714.6

Total Retirement and Investor Services	5,523.3	4,847.6	4,834.9
Principal Global Investors (1)	725.9	719.2	591.2
Principal International	1,275.4	1,150.0	942.7
U.S. Insurance Solutions:
Individual life insurance	1,535.7	1,483.0	1,423.3
Specialty benefits insurance	1,727.1	1,623.6	1,571.4
Eliminations	(0.2)	(0.2)	—

Total U.S. Insurance Solutions	3,262.6	3,106.4	2,994.7
Corporate	(232.4)	(215.8)	(188.1)

Total operating revenues	$10,554.8	$9,607.4	$9,175.4

Total operating revenues	$10,554.8	$9,607.4	$9,175.4
Net realized capital gains (losses), net of related revenue adjustments	(77.4)	(320.0)	14.7
Exited group medical insurance business	0.2	2.1	25.0

Total revenues per consolidated statements of operations	$10,477.6	$9,289.5	$9,215.1

(1)
Reflects inter-segment revenues of $292.5 million, $243.7 million and $217.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

17. Stock-Based Compensation Plans

        As of December 31, 2014, we have the 2014 Stock Incentive Plan (approved by shareholders at the May 20, 2014, annual shareholder meeting), the Employee Stock Purchase Plan, the 2014 Directors Stock Plan (approved by shareholders at the May 20, 2014, annual shareholder meeting), the Long-Term Performance Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan ("Stock Based Compensation Plans"). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

        As of December 31, 2014, the maximum number of new shares of common stock that were available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 13.1 million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

17. Stock-Based Compensation Plans — (continued)

        For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Compensation cost	$66.2	$65.2	$53.7
Related income tax benefit	21.6	20.0	17.7
Capitalized as part of an asset	2.5	2.6	2.3

Nonqualified Stock Options

        Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding were granted at an exercise price equal to the fair market value of our common stock on the date of grant, and expire ten years after the grant date. These options have graded vesting over a three-year period, except in the case of approved retirement. Total options granted were 0.6 million, 0.8 million and 0.8 million during 2014, 2013 and 2012, respectively.

        The following is a summary of the status of all of our stock option plans:

	Number of options	Weighted- average exercise price	Intrinsic value
	(in millions)		(in millions)
Options outstanding at January 1, 2014	9.6	$41.37
Granted	0.6	44.88
Exercised	1.6	35.24

Options outstanding at December 31, 2014	8.6	$42.68	$107.0

Options vested or expected to vest at December 31, 2014	8.6	$42.68	$106.9

Options exercisable at December 31, 2014	7.2	$43.89	$85.7

        The total intrinsic value of stock options exercised was $25.4 million, $30.7 million and $5.7 million during 2014, 2013, and 2012, respectively.

        The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2014:

Range of exercise prices	Number of options outstanding	Weighted- average remaining contractual life
	(in millions)
$11.07 - $21.69	0.9	4.2
$21.70 - $32.32	2.1	7.0
$32.33 - $42.95	0.7	4.1
$42.96 - $53.58	1.9	3.6
$53.59 - $64.22	3.0	2.7

$11.07 - $64.22	8.6	4.2

        The weighted-average remaining contractual lives for stock options exercisable is approximately 3.4 years as of December 31, 2014.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

17. Stock-Based Compensation Plans — (continued)

        The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2014	2013	2012
Expected volatility	53.2%	53.3%	70.0%
Expected term (in years)	6.5	6.5	6.0
Risk-free interest rate	2.0%	1.1%	1.1%
Expected dividend yield	2.50%	3.00%	2.55%
Weighted average estimated fair value	$18.89	$11.95	$13.95

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

        As of December 31, 2014, there was $2.3 million of total unrecognized compensation costs related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.8 years.

        Cash received from stock options exercised under these share-based payment arrangements during 2014, 2013 and 2012 was $56.1 million, $105.6 million and $11.3 million, respectively. The actual tax benefits realized for the tax deductions for options exercised under these share-based payment arrangements during 2014, 2013 and 2012 was $8.6 million, $10.6 million and $1.6 million, respectively.

Performance Share Awards

        We granted performance share awards to certain employees under the 2014 Stock Incentive Plan and the Amended and Restated 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of an approved retirement) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors, including return on equity, operating income and book value per share, must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.3 million, 0.3 million and 0.4 million in 2014, 2013 and 2012, respectively.

        The following is a summary of activity for the nonvested performance share awards:

	Number of performance share awards	Weighted- average grant-date fair value
	(in millions)
Nonvested performance share awards at January 1, 2014	1.0	$30.30
Granted	0.3	44.88
Vested	0.3	34.26

Nonvested performance share awards at December 31, 2014	1.0	$33.01

        The total intrinsic value of performance share awards vested was $11.4 million, $10.9 million and $13.0 million during 2014, 2013 and 2012, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

17. Stock-Based Compensation Plans — (continued)

        Performance share awards above represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards.

        The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2014, 2013 and 2012 was $44.88, $30.70 and $27.46, respectively.

        As of December 31, 2014, there was $4.0 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.6 years.

        Actual tax benefits realized for the tax deductions for performance share awards paid out under these share based payment arrangements for 2014, 2013 and 2012 was $4.0 million, $4.7 million and $4.7 million, respectively.

Restricted Stock Units

        We issue restricted stock units under the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, and the Directors Stock Plan. Restricted stock units are treated as an equity award and are paid in shares. There is no maximum contractual term on these awards. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. Restricted stock units granted were 0.9 million, 1.3 million and 1.2 million in 2014, 2013 and 2012, respectively.

        Restricted stock units were issued to certain employees and agents pursuant to the 2014 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan and Stock Incentive Plan. Under these plans, awards have graded or cliff vesting over a three-year service period. When service for PFG ceases (except in the case of an approved retirement), all vesting stops and unvested units are forfeited.

        Pursuant to the 2014 Directors Stock Plan and the 2005 Directors Stock Plan, restricted stock units are granted to each non-employee director in office immediately following each annual meeting of stockholders and, at the discretion of the Nominating and Governance Committee, to each person who becomes a member of the Board other than on the date of the annual meeting of stockholders. Under these plans, awards are granted on an annual basis and cliff vest after a one-year service period. When service to PFG ceases, all vesting stops and unvested units are forfeited.

        The following is a summary of activity for the nonvested restricted stock units:

	Number of restricted stock units	Weighted- average grant-date fair value
	(in millions)
Nonvested restricted stock units at January 1, 2014	3.1	$30.46
Granted	0.9	45.03
Vested	0.8	33.75
Canceled	0.1	33.27

Nonvested restricted stock units at December 31, 2014	3.1	$33.87

        The total intrinsic value of restricted stock units vested was $38.5 million, $37.7 million and $31.9 million during 2014, 2013 and 2012, respectively.

        The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2014, 2013 and 2012 was $45.03, $31.02 and $27.33, respectively.

        As of December 31, 2014, there was $40.4 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

        The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2014, 2013 and 2012 was $12.8 million, $11.5 million and $11.1 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

17. Stock-Based Compensation Plans — (continued)

Employee Stock Purchase Plan

        Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a semi-annual basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares' fair market value as of the beginning or end of the purchase period, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.5 million, 0.8 million and 0.9 million shares during 2014, 2013 and 2012, respectively.

        We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $8.94, $14.20 and $5.34 during 2014, 2013 and 2012, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $4.7 million, $11.4 million and $4.6 million during 2014, 2013 and 2012, respectively.

        Cash received from shares issued under these share-based payment arrangements for 2014, 2013 and 2012 was $22.2 million, $20.4 million and $17.8 million, respectively. The actual tax benefit realized for the tax deductions for the settlement of the share-based payment arrangements for 2014, 2013 and 2012 was $1.1 million, $1.1 million and $0.5 million, respectively.

        As of December 31, 2014, a total of 4.7 million of new shares are available to be made issuable by us for this plan.

18. Earnings Per Common Share

        The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions, except per share data)
Net income	$1,176.4	$936.1	$825.4
Subtract:
Net income attributable to noncontrolling interest	32.3	23.4	18.8
Preferred stock dividends	33.0	33.0	33.0
Adjustments to redemption amounts of redeemable noncontrolling interests (1)	19.7	—	—

Total	$1,091.4	$879.7	$773.6

Weighted-average shares outstanding:
Basic	294.7	294.6	297.5
Dilutive effects:
Stock options	1.8	1.6	1.0
Restricted stock units	1.8	1.7	1.5
Performance share awards	0.4	0.3	0.4

Diluted	298.7	298.2	300.4

Net income per common share:
Basic	$3.70	$2.99	$2.60

Diluted	$3.65	$2.95	$2.58

(1)
During the third quarter of 2013, we identified a classification error of certain of our noncontrolling interests, which had a related impact to earnings per share. See related discussion in Note 13, Stockholders' Equity — Noncontrolling Interest. The correction of the classification error in the third quarter of 2013 did not significantly impact earnings per share.

        The calculation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

19. Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations.

	For the three months ended,
	December 31	September 30	June 30	March 31
	(in millions, except per share data)
2014
Total revenues	$2,908.0	$2,484.3	$2,606.7	$2,478.6
Total expenses	2,590.8	2,090.5	2,199.2	2,102.2
Net income	280.3	252.8	319.2	324.1
Net income available to common stockholders	270.4	240.7	306.3	293.7
Basic earnings per common share for net income available to common stockholders	0.92	0.78	1.04	0.96
Diluted earnings per common share for net income available to common stockholders	0.91	0.77	1.03	0.95
2013
Total revenues	$2,672.6	$2,239.6	$2,210.6	$2,166.7
Total expenses	2,362.7	1,919.3	1,945.0	1,938.5
Net income	250.4	259.1	236.6	190.0
Net income available to common stockholders	233.4	245.7	222.3	178.3
Basic earnings per common share for net income available to common stockholders	0.79	0.83	0.76	0.61
Diluted earnings per common share for net income available to common stockholders	0.78	0.82	0.75	0.61

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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. ("PFS") and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2014 and December 31, 2013, and for the years ended December 31, 2014, 2013 and 2012.

        In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG's interest in all direct subsidiaries of PFG, (ii) Principal Life's interest in all direct subsidiaries of Principal Life and (iii) PFS's interest in Principal Life even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent's investment and earnings. All intercompany balances and transactions, including elimination of the parent's investment in subsidiaries, between PFG, Principal Life and PFS and all other subsidiaries have been eliminated, as shown in the column "Eliminations." These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2014

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,649.7	$6,411.6	$(390.5)	$49,670.8
Fixed maturities, trading	—	298.5	306.1	—	604.6
Equity securities, available-for-sale	—	108.9	14.1	—	123.0
Equity securities, trading	—	0.3	839.9	—	840.2
Mortgage loans	—	10,972.6	1,188.6	(349.6)	11,811.6
Real estate	—	7.0	1,337.6	—	1,344.6
Policy loans	—	799.0	30.2	—	829.2
Investment in unconsolidated entities	12,446.5	2,787.9	5,745.7	(20,164.3)	815.8
Other investments	9.5	3,416.7	1,578.5	(2,610.7)	2,394.0
Cash and cash equivalents	412.4	602.7	1,253.6	(404.8)	1,863.9
Accrued investment income	—	449.2	58.1	(1.4)	505.9
Premiums due and other receivables	—	1,237.4	2,165.6	(2,190.0)	1,213.0
Deferred acquisition costs	—	2,754.6	238.4	—	2,993.0
Property and equipment	—	505.8	84.4	—	590.2
Goodwill	—	54.3	953.1	—	1,007.4
Other intangibles	—	25.7	1,297.8	—	1,323.5
Separate account assets	—	94,328.4	45,744.4	—	140,072.8
Other assets	450.7	873.2	2,768.6	(3,009.0)	1,083.5

Total assets	$13,319.1	$162,871.9	$72,016.3	$(29,120.3)	$219,087.0

Liabilities
Contractholder funds	$—	$33,428.3	$1,607.5	$(309.1)	$34,726.7
Future policy benefits and claims	—	19,768.1	4,718.2	(449.7)	24,036.6
Other policyholder funds	—	742.8	70.4	(0.5)	812.7
Short-term debt	—	—	28.0	—	28.0
Long-term debt	2,448.9	—	417.5	(335.2)	2,531.2
Income taxes currently payable	—	—	83.1	(71.6)	11.5
Deferred income taxes	—	629.9	1,022.5	(617.1)	1,035.3
Separate account liabilities	—	94,328.4	45,744.4	—	140,072.8
Other liabilities	686.2	5,793.0	5,845.5	(6,782.5)	5,542.2

Total liabilities	3,135.1	154,690.5	59,537.1	(8,565.7)	208,797.0
Redeemable noncontrolling interest	—	—	58.0	—	58.0
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	2.5	—	(2.5)	4.6
Additional paid-in capital	9,945.5	5,275.0	8,964.2	(14,239.2)	9,945.5
Retained earnings	6,114.1	1,817.2	2,858.6	(4,675.8)	6,114.1
Accumulated other comprehensive income	50.4	1,086.7	545.9	(1,632.6)	50.4
Treasury stock, at cost	(5,930.7)	—	—	—	(5,930.7)

Total stockholders' equity attributable to PFG	10,184.0	8,181.4	12,368.7	(20,550.1)	10,184.0
Noncontrolling interest	—	—	52.5	(4.5)	48.0

Total stockholders' equity	10,184.0	8,181.4	12,421.2	(20,554.6)	10,232.0

Total liabilities and stockholders' equity	$13,319.1	$162,871.9	$72,016.3	$(29,120.3)	$219,087.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2014

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,329.2	$393.7	$—	$3,722.9
Fees and other revenues	—	1,892.5	1,981.3	(391.7)	3,482.1
Net investment income	0.5	2,288.3	1,738.2	(769.1)	3,257.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	1,117.6	(1,024.9)	—	92.7
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	—	33.0	(9.2)	—	23.8
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	(102.1)	0.3	—	(101.8)

Net impairment losses on available-for-sale securities	—	(69.1)	(8.9)	—	(78.0)

Net realized capital gains (losses)	—	1,048.5	(1,033.8)	—	14.7

Total revenues	0.5	8,558.5	3,079.4	(1,160.8)	10,477.6
Expenses
Benefits, claims and settlement expenses	—	4,521.2	721.3	(11.5)	5,231.0
Dividends to policyholders	—	177.4	—	—	177.4
Operating expenses	144.3	2,168.8	1,589.3	(328.1)	3,574.3

Total expenses	144.3	6,867.4	2,310.6	(339.6)	8,982.7

Income (loss) before income taxes	(143.8)	1,691.1	768.8	(821.2)	1,494.9
Income taxes (benefits)	(86.3)	426.8	(19.8)	(2.2)	318.5
Equity in the net income (loss) of subsidiaries	1,201.6	(306.8)	449.6	(1,344.4)	—

Net income	1,144.1	957.5	1,238.2	(2,163.4)	1,176.4
Net income attributable to noncontrolling interest	—	—	32.3	—	32.3

Net income attributable to PFG	1,144.1	957.5	1,205.9	(2,163.4)	1,144.1
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$1,111.1	$957.5	$1,205.9	$(2,163.4)	$1,111.1

Net income	$1,144.1	$957.5	$1,238.2	$(2,163.4)	$1,176.4
Other comprehensive income (loss)	(198.8)	367.7	180.3	(493.3)	(144.1)

Comprehensive income	$945.3	$1,325.2	$1,418.5	$(2,656.7)	$1,032.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2013

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,788.1	$366.0	$—	$3,154.1
Fees and other revenues	—	1,723.8	1,855.0	(356.6)	3,222.2
Net investment income	0.4	2,354.5	753.8	29.7	3,138.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	6.3	(779.5)	663.9	0.1	(109.2)
Net other-than-temporary impairment losses on available-for-sale securities	—	(85.6)	(5.9)	—	(91.5)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(17.0)	(7.5)	—	(24.5)

Net impairment losses on available-for-sale securities	—	(102.6)	(13.4)	—	(116.0)

Net realized capital gains (losses)	6.3	(882.1)	650.5	0.1	(225.2)

Total revenues	6.7	5,984.3	3,625.3	(326.8)	9,289.5
Expenses
Benefits, claims and settlement expenses	—	4,056.6	639.2	(12.2)	4,683.6
Dividends to policyholders	—	189.0	—	—	189.0
Operating expenses	140.5	1,887.7	1,567.5	(302.8)	3,292.9

Total expenses	140.5	6,133.3	2,206.7	(315.0)	8,165.5

Income (loss) before income taxes	(133.8)	(149.0)	1,418.6	(11.8)	1,124.0
Income taxes (benefits)	(54.0)	(167.5)	412.6	(3.2)	187.9
Equity in the net income of subsidiaries	992.5	678.1	10.1	(1,680.7)	—

Net income	912.7	696.6	1,016.1	(1,689.3)	936.1
Net income attributable to noncontrolling interest	—	—	23.6	(0.2)	23.4

Net income attributable to PFG	912.7	696.6	992.5	(1,689.1)	912.7
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$879.7	$696.6	$992.5	$(1,689.1)	$879.7

Net income	$912.7	$696.6	$1,016.1	$(1,689.3)	$936.1
Other comprehensive loss	(450.1)	(146.6)	(300.1)	424.9	(471.9)

Comprehensive income	$462.6	$550.0	$716.0	$(1,264.4)	$464.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2014

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$(81.6)	$2,461.0	$1,205.0	$(481.5)	$3,102.9
Investing activities
Available-for-sale securities:
Purchases	—	(8,038.3)	(1,025.9)	10.2	(9,054.0)
Sales	—	2,066.1	445.9	—	2,512.0
Maturities	—	5,696.6	548.1	—	6,244.7
Mortgage loans acquired or originated	—	(2,141.0)	(188.6)	160.0	(2,169.6)
Mortgage loans sold or repaid	—	1,658.3	254.8	(119.5)	1,793.6
Real estate acquired	—	(0.8)	(280.9)	—	(281.7)
Net purchases of property and equipment	—	(115.1)	(20.9)	—	(136.0)
Dividends and returns of capital received from unconsolidated entities	917.7	255.2	867.7	(2,040.6)	—
Net change in other investments	(0.7)	175.7	(290.7)	34.0	(81.7)

Net cash provided by (used in) investing activities	917.0	(443.3)	309.5	(1,955.9)	(1,172.7)
Financing activities
Issuance of common stock	77.5	—	—	—	77.5
Acquisition of treasury stock	(222.7)	—	—	—	(222.7)
Proceeds from financing element derivatives	—	15.1	—	—	15.1
Payments for financing element derivatives	—	(58.0)	—	—	(58.0)
Excess tax benefits from share-based payment arrangements	0.3	4.2	5.2	—	9.7
Purchase of subsidiary shares from noncontrolling interest	—	—	(227.5)	0.5	(227.0)
Sale of subsidiary shares to noncontrolling interest	—	—	0.5	(0.5)	—
Dividends to common stockholders	(376.6)	—	—	—	(376.6)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	140.9	(102.4)	38.5
Principal repayments of long-term debt	—	(100.0)	(81.1)	80.8	(100.3)
Net repayments of short-term borrowings	—	—	(118.3)	—	(118.3)
Dividends and capital paid to parent	—	(867.7)	(1,172.9)	2,040.6	—
Investment contract deposits	—	5,349.1	289.3	—	5,638.4
Investment contract withdrawals	—	(7,088.8)	(10.4)	—	(7,099.2)
Net increase in banking operation deposits	—	—	30.7	—	30.7
Other	—	(1.1)	(11.8)	—	(12.9)

Net cash used in financing activities	(554.5)	(2,747.2)	(1,155.4)	2,019.0	(2,438.1)

Net increase (decrease) in cash and cash equivalents	280.9	(729.5)	359.1	(418.4)	(507.9)
Cash and cash equivalents at beginning of period	131.5	1,332.2	894.5	13.6	2,371.8

Cash and cash equivalents at end of period	$412.4	$602.7	$1,253.6	$(404.8)	$1,863.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2013

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(42.8)	$2,271.7	$(170.1)	$162.4	$2,221.2
Investing activities
Available-for-sale securities:
Purchases	—	(7,850.8)	(1,186.1)	11.7	(9,025.2)
Sales	—	1,536.0	434.0	(50.9)	1,919.1
Maturities	—	6,433.3	925.9	—	7,359.2
Mortgage loans acquired or originated	—	(2,378.4)	(202.2)	387.7	(2,192.9)
Mortgage loans sold or repaid	—	1,918.0	634.3	(457.2)	2,095.1
Real estate acquired	—	—	(85.6)	—	(85.6)
Net purchases of property and equipment	—	(52.4)	(7.0)	—	(59.4)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(1,268.3)	—	(1,268.3)
Dividends and returns of capital received from unconsolidated entities	319.5	444.2	319.5	(1,083.2)	—
Net change in other investments	(3.1)	56.1	(70.2)	48.9	31.7

Net cash provided by (used in) investing activities	316.4	106.0	(505.7)	(1,143.0)	(1,226.3)
Financing activities
Issuance of common stock	125.8	—	—	—	125.8
Acquisition of treasury stock	(153.6)	—	—	—	(153.6)
Proceeds from financing element derivatives	—	47.0	—	—	47.0
Payments for financing element derivatives	—	(48.0)	—	—	(48.0)
Excess tax benefits from share-based payment arrangements	—	3.1	7.0	—	10.1
Purchase of subsidiary shares from noncontrolling interest	—	—	(52.9)	—	(52.9)
Sale of subsidiary shares to noncontrolling interest	—	—	31.8	—	31.8
Dividends to common stockholders	(288.4)	—	—	—	(288.4)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	38.2	—	38.2
Principal repayments of long-term debt	—	—	(214.4)	(3.8)	(218.2)
Net proceeds from short-term borrowings	—	—	108.0	—	108.0
Dividends and capital paid to parent	—	(249.5)	(763.7)	1,013.2	—
Investment contract deposits	—	6,355.1	361.2	—	6,716.3
Investment contract withdrawals	—	(8,846.6)	(6.1)	—	(8,852.7)
Net decrease in banking operation deposits	—	—	(225.7)	—	(225.7)
Other	—	(5.0)	—	—	(5.0)

Net cash used in financing activities	(349.2)	(2,743.9)	(716.6)	1,009.4	(2,800.3)

Net decrease in cash and cash equivalents	(75.6)	(366.2)	(1,392.4)	28.8	(1,805.4)
Cash and cash equivalents at beginning of period	207.1	1,698.4	2,286.9	(15.2)	4,177.2

Cash and cash equivalents at end of period	$131.5	$1,332.2	$894.5	$13.6	$2,371.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2012

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$204.8	$3,133.8	$(382.5)	$124.7	$3,080.8
Investing activities
Available-for-sale securities:
Purchases	—	(7,254.5)	(1,024.9)	15.5	(8,263.9)
Sales	—	1,183.9	134.8	(15.0)	1,303.7
Maturities	—	5,805.7	841.8	—	6,647.5
Mortgage loans acquired or originated	—	(2,224.8)	(250.4)	(63.2)	(2,538.4)
Mortgage loans sold or repaid	—	1,422.2	382.3	(136.5)	1,668.0
Real estate acquired	—	—	(151.8)	—	(151.8)
Net purchases of property and equipment	—	(22.2)	(16.7)	—	(38.9)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(80.4)	—	(80.4)
Dividends and returns of capital received from (contributions to) unconsolidated entities	(759.2)	299.2	714.8	(254.8)	—
Net change in other investments	(0.2)	(148.4)	(1.6)	(6.9)	(157.1)

Net cash provided by (used in) investing activities	(759.4)	(938.9)	547.9	(460.9)	(1,611.3)
Financing activities
Issuance of common stock	28.9	—	—	—	28.9
Acquisition of treasury stock	(272.7)	—	—	—	(272.7)
Proceeds from financing element derivatives	—	51.8	—	—	51.8
Payments for financing element derivatives	—	(49.9)	—	—	(49.9)
Excess tax benefits from share-based payment arrangements	—	5.1	5.7	—	10.8
Dividends to common stockholders	(231.3)	—	—	—	(231.3)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	1,483.9	—	9.5	—	1,493.4
Principal repayments of long-term debt	(440.8)	—	(90.9)	81.1	(450.6)
Net repayments of short-term borrowings	—	—	(68.8)	—	(68.8)
Dividends and capital received from (paid to) parent	—	(714.8)	460.0	254.8	—
Investment contract deposits	—	6,401.2	499.2	—	6,900.4
Investment contract withdrawals	—	(7,519.8)	(2.8)	—	(7,522.6)
Net increase in banking operation deposits	—	—	32.0	—	32.0
Other	—	(14.6)	—	—	(14.6)

Net cash provided by (used in) financing activities	535.0	(1,841.0)	843.9	335.9	(126.2)

Net increase (decrease) in cash and cash equivalents	(19.6)	353.9	1,009.3	(0.3)	1,343.3
Cash and cash equivalents at beginning of period	226.7	1,344.5	1,277.6	(14.9)	2,833.9

Cash and cash equivalents at end of period	$207.1	$1,698.4	$2,286.9	$(15.2)	$4,177.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

20. Condensed Consolidating Financial Information — (continued)

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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2014 and December 31, 2013, and for the years ended December 31, 2014, 2013 and 2012.

        In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG's interest in all direct subsidiaries of PFG and (ii) PFS's interest in Principal Life and all other subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent's investment and earnings. All intercompany balances and transactions, including elimination of the parent's investment in subsidiaries, between PFG, PFS and Principal Life and all other subsidiaries have been eliminated, as shown in the column "Eliminations." These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2014

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,670.8	$—	$49,670.8
Fixed maturities, trading	—	—	604.6	—	604.6
Equity securities, available-for-sale	—	—	123.0	—	123.0
Equity securities, trading	—	—	840.2	—	840.2
Mortgage loans	—	—	11,811.6	—	11,811.6
Real estate	—	—	1,344.6	—	1,344.6
Policy loans	—	—	829.2	—	829.2
Investment in unconsolidated entities	12,446.5	12,042.5	781.9	(24,455.1)	815.8
Other investments	9.5	128.2	2,256.3	—	2,394.0
Cash and cash equivalents	412.4	907.2	1,598.0	(1,053.7)	1,863.9
Accrued investment income	—	—	505.9	—	505.9
Premiums due and other receivables	—	0.3	1,211.8	0.9	1,213.0
Deferred acquisition costs	—	—	2,993.0	—	2,993.0
Property and equipment	—	—	590.2	—	590.2
Goodwill	—	—	1,007.4	—	1,007.4
Other intangibles	—	—	1,323.5	—	1,323.5
Separate account assets	—	—	140,072.8	—	140,072.8
Other assets	450.7	167.6	1,117.7	(652.5)	1,083.5

Total assets	$13,319.1	$13,245.8	$218,682.5	$(26,160.4)	$219,087.0

Liabilities
Contractholder funds	$—	$—	$34,726.7	$—	$34,726.7
Future policy benefits and claims	—	—	24,036.6	—	24,036.6
Other policyholder funds	—	—	812.7	—	812.7
Short-term debt	—	—	182.5	(154.5)	28.0
Long-term debt	2,448.9	—	82.3	—	2,531.2
Income taxes currently payable	—	4.3	54.1	(46.9)	11.5
Deferred income taxes	—	—	1,626.1	(590.8)	1,035.3
Separate account liabilities	—	—	140,072.8	—	140,072.8
Other liabilities	686.2	872.8	4,862.4	(879.2)	5,542.2

Total liabilities	3,135.1	877.1	206,456.2	(1,671.4)	208,797.0
Redeemable noncontrolling interest	—	—	58.0	—	58.0
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	—	17.8	(17.8)	4.6
Additional paid-in capital	9,945.5	8,964.2	9,341.0	(18,305.2)	9,945.5
Retained earnings	6,114.1	2,858.6	2,283.2	(5,141.8)	6,114.1
Accumulated other comprehensive income	50.4	545.9	480.3	(1,026.2)	50.4
Treasury stock, at cost	(5,930.7)	—	(2.0)	2.0	(5,930.7)

Total stockholders' equity attributable to PFG	10,184.0	12,368.7	12,120.3	(24,489.0)	10,184.0
Noncontrolling interest	—	—	48.0	—	48.0

Total stockholders' equity	10,184.0	12,368.7	12,168.3	(24,489.0)	10,232.0

Total liabilities and stockholders' equity	$13,319.1	$13,245.8	$218,682.5	$(26,160.4)	$219,087.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2014

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,722.9	$—	$3,722.9
Fees and other revenues	—	0.3	3,482.4	(0.6)	3,482.1
Net investment income	0.5	0.7	3,256.8	(0.1)	3,257.9
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	3.8	93.0	(4.1)	92.7
Net other-than-temporary impairment recoveries on available-for-sale securities	—	—	23.8	—	23.8
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(101.8)	—	(101.8)

Net impairment losses on available-for-sale securities	—	—	(78.0)	—	(78.0)

Net realized capital gains	—	3.8	15.0	(4.1)	14.7

Total revenues	0.5	4.8	10,477.1	(4.8)	10,477.6
Expenses
Benefits, claims and settlement expenses	—	—	5,231.0	—	5,231.0
Dividends to policyholders	—	—	177.4	—	177.4
Operating expenses	144.3	12.2	3,418.3	(0.5)	3,574.3

Total expenses	144.3	12.2	8,826.7	(0.5)	8,982.7

Income (loss) before income taxes	(143.8)	(7.4)	1,650.4	(4.3)	1,494.9
Income taxes (benefits)	(86.3)	(8.5)	413.3	—	318.5
Equity in the net income of subsidiaries	1,201.6	1,204.8	—	(2,406.4)	—

Net income	1,144.1	1,205.9	1,237.1	(2,410.7)	1,176.4
Net income attributable to noncontrolling interest	—	—	32.3	—	32.3

Net income attributable to PFG	1,144.1	1,205.9	1,204.8	(2,410.7)	1,144.1
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$1,111.1	$1,205.9	$1,204.8	$(2,410.7)	$1,111.1

Net income	$1,144.1	$1,205.9	$1,237.1	$(2,410.7)	$1,176.4
Other comprehensive income (loss)	(198.8)	101.3	64.4	(111.0)	(144.1)

Comprehensive income	$945.3	$1,307.2	$1,301.5	$(2,521.7)	$1,032.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2013

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,154.1	$—	$3,154.1
Fees and other revenues	—	1.0	3,250.2	(29.0)	3,222.2
Net investment income	0.4	1.3	3,136.5	0.2	3,138.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	6.3	4.6	(120.1)	—	(109.2)
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(91.5)	—	(91.5)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(24.5)	—	(24.5)

Net impairment losses on available-for-sale securities	—	—	(116.0)	—	(116.0)

Net realized capital gains (losses)	6.3	4.6	(236.1)	—	(225.2)

Total revenues	6.7	6.9	9,304.7	(28.8)	9,289.5
Expenses
Benefits, claims and settlement expenses	—	—	4,683.6	—	4,683.6
Dividends to policyholders	—	—	189.0	—	189.0
Operating expenses	140.5	9.0	3,172.2	(28.8)	3,292.9

Total expenses	140.5	9.0	8,044.8	(28.8)	8,165.5

Income (loss) before income taxes	(133.8)	(2.1)	1,259.9	—	1,124.0
Income taxes (benefits)	(54.0)	(2.9)	244.8	—	187.9
Equity in the net income of subsidiaries	992.5	991.7	—	(1,984.2)	—

Net income	912.7	992.5	1,015.1	(1,984.2)	936.1
Net income attributable to noncontrolling interest	—	—	23.4	—	23.4

Net income attributable to PFG	912.7	992.5	991.7	(1,984.2)	912.7
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$879.7	$992.5	$991.7	$(1,984.2)	$879.7

Net income	$912.7	$992.5	$1,015.1	$(1,984.2)	$936.1
Other comprehensive loss	(450.1)	(476.4)	(489.3)	943.9	(471.9)

Comprehensive income	$462.6	$516.1	$525.8	$(1,040.3)	$464.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2014

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(81.6)	$(16.6)	$3,456.7	$(255.6)	$3,102.9
Investing activities
Available-for-sale securities:
Purchases	—	—	(9,054.0)	—	(9,054.0)
Sales	—	—	2,512.0	—	2,512.0
Maturities	—	—	6,244.7	—	6,244.7
Mortgage loans acquired or originated	—	—	(2,169.6)	—	(2,169.6)
Mortgage loans sold or repaid	—	—	1,793.6	—	1,793.6
Real estate acquired	—	—	(281.7)	—	(281.7)
Net purchases of property and equipment	—	—	(136.0)	—	(136.0)
Dividends and returns of capital received from unconsolidated entities	917.7	1,133.8	—	(2,051.5)	—
Net change in other investments	(0.7)	19.0	3.6	(103.6)	(81.7)

Net cash provided by (used in) investing activities	917.0	1,152.8	(1,087.4)	(2,155.1)	(1,172.7)
Financing activities
Issuance of common stock	77.5	—	—	—	77.5
Acquisition of treasury stock	(222.7)	—	—	—	(222.7)
Proceeds from financing element derivatives	—	—	15.1	—	15.1
Payments for financing element derivatives	—	—	(58.0)	—	(58.0)
Excess tax benefits from share-based payment arrangements	0.3	—	9.4	—	9.7
Purchase of subsidiary shares from noncontrolling interest	—	—	(227.0)	—	(227.0)
Dividends to common stockholders	(376.6)	—	—	—	(376.6)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	38.5	—	38.5
Principal repayments of long-term debt	—	—	(100.3)	—	(100.3)
Net repayments of short-term borrowings	—	—	(256.2)	137.9	(118.3)
Dividends and capital paid to parent	—	(917.7)	(1,133.8)	2,051.5	—
Investment contract deposits	—	—	5,638.4	—	5,638.4
Investment contract withdrawals	—	—	(7,099.2)	—	(7,099.2)
Net increase in banking operation deposits	—	—	30.7	—	30.7
Other	—	—	(12.9)	—	(12.9)

Net cash used in financing activities	(554.5)	(917.7)	(3,155.3)	2,189.4	(2,438.1)

Net increase (decrease) in cash and cash equivalents	280.9	218.5	(786.0)	(221.3)	(507.9)
Cash and cash equivalents at beginning of period	131.5	688.7	2,384.0	(832.4)	2,371.8

Cash and cash equivalents at end of period	$412.4	$907.2	$1,598.0	$(1,053.7)	$1,863.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2013

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(42.8)	$1,019.0	$2,340.2	$(1,095.2)	$2,221.2
Investing activities
Available-for-sale securities:
Purchases	—	—	(9,025.2)	—	(9,025.2)
Sales	—	—	1,919.1	—	1,919.1
Maturities	—	—	7,359.2	—	7,359.2
Mortgage loans acquired or originated	—	—	(2,192.9)	—	(2,192.9)
Mortgage loans sold or repaid	—	—	2,095.1	—	2,095.1
Real estate acquired	—	—	(85.6)	—	(85.6)
Net purchases of property and equipment	—	—	(59.4)	—	(59.4)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(1,268.3)	—	(1,268.3)
Dividends and returns of capital received from (contributions to) unconsolidated entities	319.5	(594.6)	—	275.1	—
Net change in other investments	(3.1)	(28.7)	63.5	—	31.7

Net cash provided by (used in) investing activities	316.4	(623.3)	(1,194.5)	275.1	(1,226.3)
Financing activities
Issuance of common stock	125.8	—	—	—	125.8
Acquisition of treasury stock	(153.6)	—	—	—	(153.6)
Proceeds from financing element derivatives	—	—	47.0	—	47.0
Payments for financing element derivatives	—	—	(48.0)	—	(48.0)
Excess tax benefits from share-based payment arrangements	—	—	10.1	—	10.1
Purchase of subsidiary shares from noncontrolling interest	—	—	(52.9)	—	(52.9)
Sale of subsidiary shares to noncontrolling interest	—	—	31.8	—	31.8
Dividends to common stockholders	(288.4)	—	—	—	(288.4)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	1,122.5	(1,084.3)	38.2
Principal repayments of long-term debt	—	—	(218.2)	—	(218.2)
Net proceeds from (repayments of) short-term borrowings	—	—	(2,122.8)	2,230.8	108.0
Dividends and capital received from (paid to) parent	—	(319.5)	594.6	(275.1)	—
Investment contract deposits	—	—	6,716.3	—	6,716.3
Investment contract withdrawals	—	—	(8,852.7)	—	(8,852.7)
Net decrease in banking operation deposits	—	—	(225.7)	—	(225.7)
Other	—	—	(5.0)	—	(5.0)

Net cash used in financing activities	(349.2)	(319.5)	(3,003.0)	871.4	(2,800.3)

Net increase (decrease) in cash and cash equivalents	(75.6)	76.2	(1,857.3)	51.3	(1,805.4)
Cash and cash equivalents at beginning of period	207.1	612.5	4,241.3	(883.7)	4,177.2

Cash and cash equivalents at end of period	$131.5	$688.7	$2,384.0	$(832.4)	$2,371.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2014

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2012

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$204.8	$(1,145.0)	$1,762.0	$2,259.0	$3,080.8
Investing activities
Available-for-sale securities:
Purchases	—	—	(8,263.9)	—	(8,263.9)
Sales	—	—	1,303.7	—	1,303.7
Maturities	—	—	6,647.5	—	6,647.5
Mortgage loans acquired or originated	—	—	(2,538.4)	—	(2,538.4)
Mortgage loans sold or repaid	—	—	1,668.0	—	1,668.0
Real estate acquired	—	—	(151.8)	—	(151.8)
Net purchases of property and equipment	—	—	(38.9)	—	(38.9)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(80.4)	—	(80.4)
Dividends and returns of capital received from (contributions to) unconsolidated entities	(759.2)	381.0	—	378.2	—
Net change in other investments	(0.2)	(35.1)	(121.8)	—	(157.1)

Net cash provided by (used in) investing activities	(759.4)	345.9	(1,576.0)	378.2	(1,611.3)
Financing activities
Issuance of common stock	28.9	—	—	—	28.9
Acquisition of treasury stock	(272.7)	—	—	—	(272.7)
Proceeds from financing element derivatives	—	—	51.8	—	51.8
Payments for financing element derivatives	—	—	(49.9)	—	(49.9)
Excess tax benefits from share-based payment arrangements	—	—	10.8	—	10.8
Dividends to common stockholders	(231.3)	—	—	—	(231.3)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	1,483.9	—	9.5	—	1,493.4
Principal repayments of long-term debt	(440.8)	—	(9.8)	—	(450.6)
Net proceeds from (repayments of) short-term borrowings	—	(50.0)	2,240.8	(2,259.6)	(68.8)
Dividends and capital received from (paid to) parent	—	759.2	(381.0)	(378.2)	—
Investment contract deposits	—	—	6,900.4	—	6,900.4
Investment contract withdrawals	—	—	(7,522.6)	—	(7,522.6)
Net increase in banking operation deposits	—	—	32.0	—	32.0
Other	—	—	(14.6)	—	(14.6)

Net cash provided by financing activities	535.0	709.2	1,267.4	(2,637.8)	(126.2)

Net increase (decrease) in cash and cash equivalents	(19.6)	(89.9)	1,453.4	(0.6)	1,343.3
Cash and cash equivalents at beginning of period	226.7	702.4	2,787.9	(883.1)	2,833.9

Cash and cash equivalents at end of period	$207.1	$612.5	$4,241.3	$(883.7)	$4,177.2

21. Subsequent Event

        In January 2015, we received regulatory approval and executed upon the merger of two of our Chilean legal entities. As the result of the merger, we will recognize an approximate $125.0 million benefit in net income in first quarter 2015 to reflect a change in deferred tax balances related to the merged entity.

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

        Under the supervision and with the participation of management, including our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2014.

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

        Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2014, and have concluded that our disclosure controls and procedures are effective.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2015 annual stockholders meeting (the "Proxy Statement"), which will be filed with the SEC on or about April 8, 2015, under the captions, "Election of Directors," "Corporate Governance," and "Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our Internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

Equity Compensation Plan Information

        In general, we have three compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. 2014 Stock Incentive Plan, the Principal Financial Group, Inc. Employee Stock Purchase Plan and the Principal Financial Group, Inc. 2014 Directors Stock Plan. The following table shows the number of shares of common stock issuable upon exercise of options outstanding at December 31, 2014, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance at December 31, 2014, excluding shares issuable upon exercise of outstanding options.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders (1)	13,302,241	(2)	$42.68	(3)	17,802,653	(4)
Equity compensation plans not approved by our stockholders	—		n/a		—

(1)
The Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Stock Incentive Plan and the Principal Financial Group, Inc. Directors Stock Plan were each approved by our sole stockholder, Principal Mutual Holding Company, prior to our initial public offering of common stock on October 22, 2001. Subsequently, the Principal Financial Group, Inc. 2005 Stock Incentive Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan were each approved by our stockholders on May 17, 2005. An amendment to the Principal Financial Group, Inc. Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan was approved on May 19, 2009. On May 18, 2010, our shareholders approved the 2010 Stock Incentive Plan, which replaced the 2005 Stock Incentive Plan. The 2010 Stock Incentive Plan was subsequently renamed the Amended and Restated 2010 Stock Incentive Plan. On May 20, 2014, our shareholders approved the Principal Financial Group, Inc. 2014 Stock Incentive Plan and the Principal Financial Group, Inc. 2014 Directors Stock Plan.

(2)
Includes 8,564,773 options outstanding under the employee stock incentive plans, 1,069,145 performance shares under the employee stock incentive plans, 3,331,047 restricted stock units under the employee stock incentive plans, 287,778 restricted stock units under the directors stock plans and 49,498 other stock-based awards under the 2014 Directors Stock Plan for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.

(3)
The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units or other stock-based awards.

(4)
This number includes 4,717,666 shares remaining for issuance under the Employee Stock Purchase Plan, 12,757,365 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2014 Stock Incentive Plan and 327,622 shares available for issuance in respect of future awards of stock options, restricted stock, restricted stock units and other stock-based awards under the 2014 Directors Stock Plan.

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

    3.
    Exhibits — Please refer to the Exhibit Index on page 210.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.
Dated: February 11, 2015	By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 11, 2015

By	/s/ LARRY D. ZIMPLEMAN Larry D. Zimpleman Chairman, Chief Executive Officer and Director	By	/s/ DENNIS H. FERRO Dennis H. Ferro Director
By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	By	/s/ C. DANIEL GELATT, JR. C. Daniel Gelatt, Jr. Director
By	/s/ BETSY J. BERNARD Betsy J. Bernard Director	By	/s/ SANDRA L. HELTON Sandra L. Helton Director
By	/s/ JOCELYN CARTER-MILLER Jocelyn Carter-Miller Director	By	/s/ RICHARD L. KEYSER Richard L. Keyser Director
By	/s/ GARY E. COSTLEY Gary E. Costley Director	By	/s/ LUCA MAESTRI Luca Maestri Director
By	/s/ MICHAEL T. DAN Michael T. Dan Director	By	/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett Director

Report of Independent Registered Public Accounting Firm on Schedules

The Board to Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the consolidated financial statements of Principal Financial Group, Inc. ("the Company") as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated February 11, 2015 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at Item 15.a.2. of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Des Moines, IA
February 11, 2015

Schedule I — Summary of Investments — Other Than Investments in Related Parties
December 31, 2014

Type of Investment	Cost	Value	Amount as shown in the consolidated statement of financial position
	(in millions)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S government corporations and agencies	$1,085.6	$1,121.8	$1,121.8
States, municipalities and political subdivisions	3,916.8	4,204.0	4,204.0
Foreign governments	704.4	891.1	891.1
Public utilities	3,693.5	3,440.0	3,440.0
Convertibles and bonds with warrants attached	45.5	—	—
Redeemable preferred stock	48.3	53.0	53.0
All other corporate bonds	25,521.0	28,042.0	28,042.0
Residential mortgage-backed securities	2,702.9	2,822.9	2,822.9
Commercial mortgage-backed securities	3,896.9	3,975.5	3,975.5
Collateralized debt obligations	521.2	504.1	504.1
Other debt obligations	4,583.4	4,616.4	4,616.4

Total fixed maturities, available-for-sale	46,719.5	49,670.8	49,670.8
Fixed maturities, trading	604.6	604.6	604.6
Equity securities, available-for-sale:
Banks, trust and insurance companies	71.3	62.0	62.0
Industrial, miscellaneous and all other	3.5	6.5	6.5
Non-redeemable preferred stock	50.3	54.5	54.5

Total equity securities, available-for-sale	125.1	123.0	123.0
Equity securities, trading	840.2	840.2	840.2
Mortgage loans (1)	11,868.1	XXXX	11,811.6
Real estate, net:
Real estate acquired in satisfaction of debt (3)	136.6	XXXX	130.4
Other real estate	1,214.2	XXXX	1,214.2
Policy loans	829.2	XXXX	829.2
Other investments (2)	3,210.9	XXXX	3,209.8

Total investments	$65,548.4	XXXX	$68,433.8

(1)
The amount shown in the consolidated statement of financial position for mortgage loans differs from cost as mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

(2)
The amount shown in the consolidated statement of financial position for other investments differs from cost due to accumulated earnings from minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners. Other investments also includes derivative assets and certain seed money investments and other investment funds, which are reported at fair value, and commercial mortgage loans of consolidated VIEs and equity method real estate investments for which the fair value option was elected.

(3)
The amount shown in the consolidated statement of financial position for real estate differs from cost as real estate is generally reported at cost adjusted for valuation allowances.

 Schedule II — Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2014	2013
	(in millions)
Assets
Cash and cash equivalents	$412.4	$131.5
Other investments	9.5	9.3
Income taxes receivable	21.8	22.2
Deferred income taxes	405.5	17.2
Amounts receivable from subsidiary	5.4	0.8
Other assets	18.0	19.0
Investment in subsidiary	12,446.5	11,956.2

Total assets	$13,319.1	$12,156.2

Liabilities
Amounts payable to subsidiary	$—	$1.4
Long-term debt	2,448.9	2,448.8
Accrued investment payable	21.8	21.8
Pension liability	664.4	—

Total liabilities	3,135.1	2,472.0
Stockholders' equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2014 and 2013	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2014 and 2013	0.1	0.1
Common stock, par value $.01 per share — 2,500 million shares authorized, 462.7 million and 459.3 million shares issued, and 293.9 million and 295.2 million shares outstanding in 2014 and 2013	4.6	4.6
Additional paid-in capital	9,945.5	9,798.9
Retained earnings	6,114.1	5,405.4
Accumulated other comprehensive income	50.4	183.2
Treasury stock, at cost (168.8 million and 164.1 million shares in 2014 and 2013)	(5,930.7)	(5,708.0)

Total stockholders' equity attributable to Principal Financial Group, Inc.	10,184.0	9,684.2

Total liabilities and stockholders' equity	$13,319.1	$12,156.2

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Revenues
Fees and other revenues	$—	$—	$0.5
Net investment income	0.5	0.4	3.0
Net realized capital gains	—	6.3	0.3

Total revenues	0.5	6.7	3.8
Expenses
Other operating costs and expenses	144.3	140.5	170.2

Total expenses	144.3	140.5	170.2

Losses before income taxes	(143.8)	(133.8)	(166.4)
Income tax benefits	(86.3)	(54.0)	(67.6)
Equity in the net income of subsidiaries	1,201.6	992.5	905.4

Net income attributable to Principal Financial Group, Inc.	1,144.1	912.7	806.6
Preferred stock dividends	33.0	33.0	33.0

Net income available to common stockholders	$1,111.1	$879.7	$773.6

See accompanying notes.

 Statements of Cash Flows

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Operating activities
Net income	$1,144.1	$912.7	$806.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in the net income of subsidiaries	(1,201.6)	(992.5)	(905.4)
Net realized capital gains	—	(6.3)	(0.3)
Net cash flows for trading securities	—	10.4	258.2
Current and deferred income taxes	(225.9)	12.6	(2.3)
Stock-based compensation	3.1	2.2	2.2
Other	198.7	18.1	45.8

Net cash provided by (used in) operating activities	(81.6)	(42.8)	204.8
Investing activities
Net change in other investments	(0.7)	(3.1)	(0.2)
Dividends and returns of capital received from (contributions to) unconsolidated entity	917.7	319.5	(759.2)

Net cash provided by (used in) investing activities	917.0	316.4	(759.4)
Financing activities
Issuance of common stock	77.5	125.8	28.9
Acquisition of treasury stock	(222.7)	(153.6)	(272.7)
Excess tax benefits from share-based payment arrangements	0.3	—	—
Dividends to common stockholders	(376.6)	(288.4)	(231.3)
Dividends to preferred stockholders	(33.0)	(33.0)	(33.0)
Principal repayments of long-term debt	—	—	(440.8)
Issuance of long-term debt	—	—	1,483.9

Net cash provided by (used in) financing activities	(554.5)	(349.2)	535.0

Net increase (decrease) in cash and cash equivalents	280.9	(75.6)	(19.6)
Cash and cash equivalents at beginning of year	131.5	207.1	226.7

Cash and cash equivalents at end of year	$412.4	$131.5	$207.1

See accompanying notes.

(1)   Basis of Presentation

        The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Principal Financial Group, Inc.

        In the parent company only financial statements, our investments in subsidiaries are stated as cost plus equity in undistributed earnings of subsidiaries.

        During November 2014, the parent company became the sponsor of the defined benefit pension plans discussed in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Employee and Agent Benefits." Prior to November 2014, Principal Life Insurance Company, an indirect wholly owned subsidiary of the parent company, was the sponsor of these plans.

(2)   Dividends and Returns of Capital Received from (Contributions to) Unconsolidated Entity

        The parent company received cash dividends and returns of capital totaling $917.7 million and $319.5 million from its unconsolidated entity in 2014 and 2013, respectively. The parent company contributed capital of $759.2 million in 2012 to its unconsolidated entity.

(3)   Supplemental Disclosures of Non-Cash Investing Activity

        The parent company's assumption of the obligations associated with the defined benefit pension plans previously sponsored by Principal Life Insurance Company resulted in a non-cash increase in the parent company's investment in subsidiary of $56.3 million in 2014.

 Schedule III — Supplementary Insurance Information
As of December 31, 2014 and 2013 and for each of the years ended December 31, 2014, 2013 and 2012

Segment	Deferred acquisition costs	Future policy benefits and claims	Contractholder and other policyholder funds
	(in millions)
2014:
Retirement and Investor Services	$797.4	$11,274.2	$28,968.5
Principal Global Investors	—	—	—
Principal International	238.1	4,071.8	275.0
U.S. Insurance Solutions	1,957.5	8,652.6	6,602.3
Corporate	—	38.0	(306.4)

Total	$2,993.0	$24,036.6	$35,539.4

2013:
Retirement and Investor Services	$848.9	$9,975.6	$30,537.5
Principal Global Investors	—	—	—
Principal International	228.2	4,220.2	172.2
U.S. Insurance Solutions	1,999.9	8,389.0	6,293.9
Corporate	—	41.4	(286.4)

Total	$3,077.0	$22,626.2	$36,717.2

Schedule III — Supplementary Insurance Information — (continued)
As of December 31, 2014 and 2013 and for each of the years ended December 31, 2014, 2013 and 2012

Segment	Premiums and other considerations	Net investment income (1)	Benefits, claims and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (1)
	(in millions)
2014:
Retirement and Investor Services	$1,584.5	$1,857.9	$2,766.9	$163.6	$1,603.1
Principal Global Investors	—	10.3	—	—	534.1
Principal International	225.7	591.0	622.9	18.7	342.8
U.S. Insurance Solutions	1,913.8	714.8	1,847.9	184.9	714.7
Corporate	(1.1)	83.9	(6.7)	—	12.4

Total	$3,722.9	$3,257.9	$5,231.0	$367.2	$3,207.1

2013:
Retirement and Investor Services	$1,045.5	$1,933.3	$2,303.4	$75.0	$1,529.9
Principal Global Investors	—	17.0	—	—	545.7
Principal International	291.6	447.1	569.0	16.5	318.0
U.S. Insurance Solutions	1,816.5	686.3	1,826.0	95.6	689.0
Corporate	0.5	54.7	(14.8)	—	23.2

Total	$3,154.1	$3,138.4	$4,683.6	$187.1	$3,105.8

2012:
Retirement and Investor Services	$1,162.6	$2,075.4	$2,629.1	$84.8	$1,362.5
Principal Global Investors	—	15.4	—	—	456.9
Principal International	284.6	435.2	567.2	12.6	208.5
U.S. Insurance Solutions	1,769.3	675.2	1,935.5	(2.5)	662.0
Corporate	2.9	53.7	(7.9)	—	148.7

Total	$3,219.4	$3,254.9	$5,123.9	$94.9	$2,838.6

(1)
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

 Schedule IV — Reinsurance
As of December 31, 2014, 2013 and 2012 and for each of the years then ended

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
2014:
Life insurance in force	$354,951.9	$177,418.6	$1,317.7	$178,851.0	0.7%

Premiums:
Life insurance	$2,725.4	$228.1	$2.1	$2,499.4	0.1%
Accident and health insurance	1,398.3	174.8	—	1,223.5	—%

Total	$4,123.7	$402.9	$2.1	$3,722.9	0.1%

2013:
Life insurance in force	$317,154.5	$144,024.9	$1,455.4	$174,585.0	0.8%

Premiums:
Life insurance	$2,216.9	$205.2	$2.5	$2,014.2	0.1%
Accident and health insurance	1,307.9	168.0	—	1,139.9	—%

Total	$3,524.8	$373.2	$2.5	$3,154.1	0.1%

2012:
Life insurance in force	$286,435.3	$115,315.7	$1,606.2	$172,725.8	0.9%

Premiums:
Life insurance	$2,289.4	$174.4	$2.6	$2,117.6	0.1%
Accident and health insurance	1,264.7	162.9	—	1,101.8	—%

Total	$3,554.1	$337.3	$2.6	$3,219.4	0.1%

Exhibit Index

Exhibit Number	Description
2.1	Plan of Conversion (1)
2.2	Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc., dated as of July 25, 2006 (2)
2.2.1	Amendment No. 1 and Waiver, dated as of December 29, 2006, to the Stock Purchase Agreement, dated as of July 25, 2006, by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (3)
2.2.2	Memorandum of Understanding dated as of December 29, 2006, amending and modifying the Stock Purchase Agreement by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (3)
2.3	Sale and Purchase Promise Agreement, dated October 5, 2012, among Principal Financial Services, Inc., Empresas Penta S.A. and Inversiones Banpenta Limitada (4)
3.1	Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1) (5)
3.2	Amended and Restated By-Laws of Principal Financial Group, Inc. (6)
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share (1)
4.1.1	Certificate of Designations of the Company's Series A Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005 (5)
4.1.2	Certificate of Designations of the Company's Series B Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005 (5)
4.1.3	Specimen Stock Certificate for the Company's Series A Non-Cumulative Perpetual Preferred Stock (5)
4.1.4	Specimen Stock Certificate for the Company's Series B Non-Cumulative Perpetual Preferred Stock (5)
4.1.5	Senior Indenture, dated as of October 11, 2006, between Principal Financial Group, Inc. and The Bank of New York, as Trustee (7)
4.1.6	First Supplemental Indenture, dated as of October 16, 2006, among Principal Financial Group, Inc., Principal Financial Services, Inc. and The Bank of New York, as Trustee (7)
4.1.7	6.05% Senior Note ($500,000,000) due October 15, 2036 (7)
4.1.8	6.05% Senior Note ($100,000,000) due October 15, 2036 (8)
4.1.9	Guarantee, dated as of October 16, 2006, by Principal Financial Services, Inc.(7)
4.1.10	Senior Indenture, dated as of May 21, 2009, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York, as Trustee (9)
4.1.11	First Supplemental Indenture (including the form of 2014 Notes), dated as of May 21, 2009, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (9)
4.1.12	Second Supplemental Indenture (including the form of 2019 Notes), dated as of May 21, 2009, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (9)
4.1.13	Third Supplemental Indenture (including the form of 2022 Notes), dated as of September 10, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (10)
4.1.14	Fourth Supplemental Indenture (including the form of 2042 Notes), dated as of September 10, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (10)
4.1.15	Fifth Supplemental Indenture (including the form of 2017 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (11)
4.1.16	Sixth Supplemental Indenture (including the form of 2023 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (11)
4.1.17	Seventh Supplemental Indenture (including the form of 2043 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (11)
4.1.18	Guarantee from Principal Financial Services, Inc. with respect to the 7.875% Senior Notes due 2014 (9)
4.1.19	Guarantee from Principal Financial Services, Inc. with respect to the 8.875% Senior Notes due 2019 (9)
4.1.20	Guarantee from Principal Financial Services, Inc. with respect to the 3.300% Senior Notes due 2022 (10)
4.1.21	Guarantee from Principal Financial Services, Inc. with respect to the 4.625% Senior Notes due 2042 (10)
4.1.22	Guarantee from Principal Financial Services, Inc. with respect to the 1.850% Senior Notes due 2017 (11)
4.1.23	Guarantee from Principal Financial Services, Inc. with respect to the 3.125% Senior Notes due 2023 (11)
4.1.24	Guarantee from Principal Financial Services, Inc. with respect to the 4.350% Senior Notes due 2043 (11)
10.1	Principal Financial Group, Inc. Stock Incentive Plan (12)
10.1.1	Form of Restricted Stock Unit Award Agreement (13)
10.1.2	Form of Stock Option Award Agreement (13)
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan (14)
10.1.4	Principal Financial Group, Inc. 2010 Stock Incentive Plan (15)
10.1.5	Amended and Restated Principal Financial Group, Inc. 2010 Stock Incentive Plan (16)
10.1.6	Principal Financial Group, Inc. 2014 Stock Incentive Plan (17)
10.2	Principal Financial Group Long-Term Performance Plan (1)
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002 (18)
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002 (19)
10.5	Principal Financial Group, Inc. Annual Incentive Plan (20)
10.6	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors (21)
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009 (22)

Exhibit Number	Description
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective May 17, 2010 (23)
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective January 1, 2012 (24)
10.6.4	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of Principal Financial Group, Inc., effective January 1, 2015. (25)
10.7	Principal Financial Group, Inc. Directors Stock Plan (1)
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan (15)
10.7.2	Principal Financial Group, Inc. 2014 Directors Stock Plan (17)
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc. (26)
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004 (27)
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan (26)
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003 (27)
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees (26)
10.11	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive (28)
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives) (29)
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010 (23)
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement (29)
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan (30)
10.14	Employment Agreement dated as of June 1, 2006, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company, and Larry D. Zimpleman (3)
10.14.1	Amended and Restated Employment Agreement dated as of May 1, 2008, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (31)
10.14.2	Letter dated March 16, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (22)
10.14.3	Letter dated December 1, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (32)
10.15	The Principal Severance Plan for Senior Executives, restated effective January 1, 2009 (22)
12	Computation of Earnings to Fixed Charges Ratio (25)
21	Principal Financial Group, Inc. Member Companies as of December 31, 2014 (25)
23	Consent of Independent Registered Public Accounting Firm (25)
31.1	Certification of Larry D. Zimpleman (25)
31.2	Certification of Terrance J. Lillis (25)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman (25)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis (25)
101	The following materials from Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (ix) Schedule III — Supplementary Insurance Information and (x) Schedule IV — Reinsurance

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

(6)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on May 27, 2014 (Commission File No. 1-16725).

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

(17)
Incorporated by reference to appendix filed with Principal Financial Group, Inc.'s 2014 Definitive Proxy Statement on Form DEF14A, filed on April 7, 2014 (Commission File No. 1-16725).

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
Filed herewith.

(26)
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

(31)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 1-16725).

(32)
Incorporated by reference to the exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-16725).