Form 10-Q
period 2015-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2015-04-29
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 22, 2015, was 294,385,885.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	March 31, 2015	December 31, 2014
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2015 and 2014 include $266.4 million and $278.2 million related to consolidated variable interest entities)	$49,755.7	$49,670.8
Fixed maturities, trading (2015 and 2014 both include $100.4 million related to consolidated variable interest entities)	574.0	604.6
Equity securities, available-for-sale	144.9	123.0
Equity securities, trading (2015 and 2014 include $352.3 million and $345.3 million related to consolidated variable interest entities)	875.1	840.2
Mortgage loans	11,899.5	11,811.6
Real estate (2015 and 2014 include $297.8 million and $284.9 million related to consolidated variable interest entities)	1,391.7	1,344.6
Policy loans	826.0	829.2
Other investments (2015 and 2014 include $34.6 million and $40.6 million related to consolidated variable interest entities and $57.5 million and $127.2 million measured at fair value under the fair value option)	3,395.6	3,209.8
Total investments	68,862.5	68,433.8
Cash and cash equivalents	1,452.0	1,863.9
Accrued investment income	531.1	505.9
Premiums due and other receivables	1,230.0	1,213.0
Deferred acquisition costs	3,020.8	2,993.0
Property and equipment	607.4	590.2
Goodwill	981.0	1,007.4
Other intangibles	1,291.2	1,323.5
Separate account assets (2015 and 2014 include $35,319.4 million and $34,655.4 million related to consolidated variable interest entities)	143,505.2	140,072.8
Other assets	1,013.7	1,083.5
Total assets	$222,494.9	$219,087.0
Liabilities
Contractholder funds	$34,173.8	$34,726.7
Future policy benefits and claims	24,377.1	24,036.6
Other policyholder funds	853.1	812.7
Short-term debt	27.2	28.0
Long-term debt (2015 and 2014 include $65.6 million and $82.3 million related to consolidated variable interest entities)	2,514.6	2,531.2
Income taxes currently payable	12.0	11.5
Deferred income taxes	968.5	1,035.3
Separate account liabilities (2015 and 2014 include $35,319.4 million and $34,655.4 million related to consolidated variable interest entities)	143,505.2	140,072.8
Other liabilities (2015 and 2014 include $335.9 million and $344.0 million related to consolidated variable interest entities, of which $67.1 million and $71.0 million are measured at fair value under the fair value option)	5,506.3	5,542.2
Total liabilities	211,937.8	208,797.0
Redeemable noncontrolling interest	65.0	58.0
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2015 and 2014	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2015 and 2014	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 464.7 million and 462.7 million shares issued, and 294.4 million and 293.9 million shares outstanding in 2015 and 2014	4.6	4.6
Additional paid-in capital	9,975.6	9,945.5
Retained earnings	6,420.4	6,114.1
Accumulated other comprehensive income	28.0	50.4
Treasury stock, at cost (170.3 million and 168.8 million shares in 2015 and 2014)	(6,006.1)	(5,930.7)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	10,422.6	10,184.0
Noncontrolling interest	69.5	48.0
Total stockholders’ equity	10,492.1	10,232.0
Total liabilities and stockholders’ equity	$222,494.9	$219,087.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2015	2014
	(in millions, except per share data)
Revenues
Premiums and other considerations	$916.4	$803.6
Fees and other revenues	950.8	829.7
Net investment income	723.9	844.7
Net realized capital gains, excluding impairment losses on available-for-sale securities	73.7	19.8
Net other-than-temporary impairment recoveries on available-for-sale securities	14.0	10.9
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(21.5)	(30.1)
Net impairment losses on available-for-sale securities	(7.5)	(19.2)
Net realized capital gains	66.2	0.6
Total revenues	2,657.3	2,478.6
Expenses
Benefits, claims and settlement expenses	1,236.3	1,227.5
Dividends to policyholders	41.7	45.7
Operating expenses	921.2	829.0
Total expenses	2,199.2	2,102.2
Income before income taxes	458.1	376.4
Income taxes	29.0	52.3
Net income	429.1	324.1
Net income attributable to noncontrolling interest	6.7	22.2
Net income attributable to Principal Financial Group, Inc.	422.4	301.9
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$414.2	$293.7

Earnings per common share
Basic earnings per common share	$1.41	$0.96

Diluted earnings per common share	$1.39	$0.95

Dividends declared per common share	$0.36	$0.28

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
	2015	2014
	(in millions)

Net income	$429.1	$324.1
Other comprehensive income (loss), net:
Net unrealized gains on available-for-sale securities	57.1	192.2
Noncredit component of impairment losses on fixed maturities, available-for-sale	13.5	17.5
Net unrealized gains on derivative instruments	27.8	9.0
Foreign currency translation adjustment	(132.6)	(45.6)
Net unrecognized postretirement benefit obligation	12.0	3.5
Other comprehensive income (loss)	(22.2)	176.6
Comprehensive income	406.9	500.7
Comprehensive income attributable to noncontrolling interest	0.4	20.2
Comprehensive income attributable to Principal Financial Group, Inc.	$406.5	$480.5

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Accumulated
	Series A	Series B		Additional		other			Total
	preferred	preferred	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	stock	stock	capital	earnings	income	stock	interest	equity
	(in millions)
Balances at January 1, 2014	$—	$0.1	$4.6	$9,798.9	$5,405.4	$183.2	$(5,708.0)	$92.8	$9,777.0
Common stock issued	—	—	—	16.1	—	—	—	—	16.1
Stock-based compensation and additional related tax benefits	—	—	—	22.7	(1.4)	—	—	—	21.3
Treasury stock acquired, common	—	—	—	—	—	—	(89.0)	—	(89.0)
Dividends to common stockholders	—	—	—	—	(82.7)	—	—	—	(82.7)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(22.0)	(22.0)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7.9	7.9
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(25.3)	(25.3)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(24.6)	(9.7)	—	—	—	(34.3)
Net income (excludes $2.0 million attributable to redeemable noncontrolling interest)	—	—	—	—	301.9	—	—	20.2	322.1
Other comprehensive income (excludes $1.6 million attributable to redeemable noncontrolling interest)	—	—	—	—	—	178.6	—	(3.6)	175.0
Balances at March 31, 2014	$—	$0.1	$4.6	$9,813.1	$5,605.3	$361.8	$(5,797.0)	$70.0	$10,057.9

Balances at January 1, 2015	$—	$0.1	$4.6	$9,945.5	$6,114.1	$50.4	$(5,930.7)	$48.0	$10,232.0
Common stock issued	—	—	—	17.9	—	—	—	—	17.9
Stock-based compensation and additional related tax benefits	—	—	—	33.2	(1.6)	—	—	—	31.6
Treasury stock acquired, common	—	—	—	—	—	—	(75.4)	—	(75.4)
Dividends to common stockholders	—	—	—	—	(106.3)	—	—	—	(106.3)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(0.3)	(0.3)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	1.5	1.5
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(17.3)	—	(6.5)	—	15.1	(8.7)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(3.7)	—	—	—	—	(3.7)
Net income (excludes $2.9 million attributable to redeemable noncontrolling interest)	—	—	—	—	422.4	—	—	3.8	426.2
Other comprehensive loss (excludes $(7.7) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(15.9)	—	1.4	(14.5)
Balances at March 31, 2015	$—	$0.1	$4.6	$9,975.6	$6,420.4	$28.0	$(6,006.1)	$69.5	$10,492.1

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2015	2014
	(in millions)
Operating activities
Net income	$429.1	$324.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	61.5	74.9
Additions to deferred acquisition costs	(99.8)	(95.9)
Accrued investment income	(25.2)	(8.3)
Net cash flows for trading securities	(8.5)	(19.1)
Premiums due and other receivables	11.8	74.0
Contractholder and policyholder liabilities and dividends	314.1	344.1
Current and deferred income taxes (benefits)	(67.4)	14.4
Net realized capital gains	(66.2)	(0.6)
Depreciation and amortization expense	41.6	40.5
Mortgage loans held for sale, sold or repaid, net of gain	—	0.3
Real estate acquired through operating activities	(18.2)	(20.7)
Real estate sold through operating activities	49.2	104.3
Stock-based compensation	31.8	21.6
Other	(22.9)	(262.3)
Net adjustments	201.8	267.2
Net cash provided by operating activities	630.9	591.3
Investing activities
Available-for-sale securities:
Purchases	(2,220.1)	(2,659.5)
Sales	567.5	475.3
Maturities	1,694.3	1,495.9
Mortgage loans acquired or originated	(511.3)	(319.3)
Mortgage loans sold or repaid	408.9	335.1
Real estate acquired	(87.9)	(182.2)
Net purchases of property and equipment	(32.8)	(49.8)
Net change in other investments	(48.1)	69.2
Net cash used in investing activities	(229.5)	(835.3)
Financing activities
Issuance of common stock	17.9	16.1
Acquisition of treasury stock	(75.4)	(89.0)
Proceeds from financing element derivatives	0.2	14.4
Payments for financing element derivatives	(19.3)	(12.7)
Excess tax benefits from share-based payment arrangements	13.0	4.9
Purchase of subsidiary shares from noncontrolling interest	(8.7)	(25.3)
Dividends to common stockholders	(106.3)	(82.7)
Dividends to preferred stockholders	(8.2)	—
Issuance of long-term debt	3.1	14.0
Principal repayments of long-term debt	(19.8)	(100.1)
Net repayments of short-term borrowings	(0.1)	(0.3)
Investment contract deposits	1,277.8	1,319.7
Investment contract withdrawals	(1,871.9)	(1,751.5)
Net decrease in banking operation deposits	(13.5)	(39.1)
Other	(2.1)	(3.1)
Net cash used in financing activities	(813.3)	(734.7)
Net decrease in cash and cash equivalents	(411.9)	(978.7)
Cash and cash equivalents at beginning of period	1,863.9	2,371.8
Cash and cash equivalents at end of period	$1,452.0	$1,393.1

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2014, included in our Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2014, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In February 2015, we announced planned changes to our organizational structure to better align businesses, distribution teams and product offerings for future growth. We plan to implement these changes during 2015 and will report our consolidated financial statements under the new structure in our December 31, 2015, Form 10-K. The changes are not expected to have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

Effect on our consolidated
	Date of	financial statements or
Description	adoption	other significant matters
Standards not yet adopted:

Revenue recognition

This authoritative guidance replaces all general and most industry specific revenue recognition guidance currently prescribed by U.S. GAAP. The core principle is that an entity recognizes revenue to reflect the transfer of a promised good or service to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for that good or service.

	January 1, 2017	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Simplifying the presentation of debt issuance costs

This authoritative guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

	January 1, 2016	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Consolidations

This authoritative guidance makes changes to both the variable interest and voting interest consolidation models and eliminates the investment company deferral for portions of the variable interest model. The amendments in the standard impact the consolidation analysis for interests in investment companies and limited partnerships and similar entities.

	January 1, 2016	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Effect on our consolidated
	Date of	financial statements or
Description	adoption	other significant matters
Standards adopted:

Discontinued operations

This authoritative guidance amends the definition of discontinued operations and requires entities to provide additional disclosures associated with discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. The guidance requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The guidance also expands the scope to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale.

	January 1, 2015	This guidance was adopted prospectively and did not have a material impact on our consolidated financial statements.

Foreign currency cumulative translation adjustment

This authoritative guidance clarifies how the cumulative translation adjustment related to a parent’s investment in a foreign entity should be released when certain transactions related to the foreign entity occur.

	January 1, 2014	The guidance was adopted prospectively and did not have a material impact on our consolidated financial statements.

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

At March 31, 2015 and December 31, 2014, the separate account assets include a separate account valued at $200.4 million and $205.4 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

Mandatory Retirement Savings

We hold an equity interest in Chilean mandatory privatized social security funds in which we provide asset management services. We determined that the mandatory privatized social security funds, which also include contributions for voluntary pension savings, voluntary non-pension savings and compensation savings accounts, are VIEs. This is because the equity holders as a group lack the power, due to voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance and also because equity investors are protected from below-average market investment returns relative to the industry’s return, due to a regulatory guarantee that we provide. Further we concluded that we are the primary beneficiary through our power to make decisions and our variable interest in the funds. The purpose of the funds, which reside in legally segregated entities, is to provide long-term retirement savings. The obligation to the client is directly related to the assets held in the funds and, as such, we present the assets as separate account assets and the obligation as separate account liabilities within our consolidated statements of financial position.

Real Estate

We invest in several real estate limited partnerships and limited liability companies. The entities invest in real estate properties. Certain of these entities are VIEs based on the combination of our significant economic interest and related voting rights. We determined we are the primary beneficiary as a result of our power to control the entities through our significant ownership.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

		Collateralized
		private		Mandatory
	Grantor	investment		retirement
	trusts	vehicle	CMBS	savings	Real estate	Total
	(in millions)
March 31, 2015
Fixed maturities, available-for-sale	$266.4	$—	$—	$—	$—	$266.4
Fixed maturities, trading	—	100.4	—	—	—	100.4
Equity securities, trading	—	—	—	352.3	—	352.3
Real estate	—	—	—	—	297.8	297.8
Other investments	—	—	28.9	—	5.7	34.6
Cash	—	—	—	—	6.0	6.0
Accrued investment income	0.4	—	0.2	—	1.7	2.3
Separate account assets	—	—	—	35,319.4	—	35,319.4
Other assets	—	—	—	—	0.3	0.3
Total assets	$266.8	$100.4	$29.1	$35,671.7	$311.5	$36,379.5
Long-term debt	$—	$—	$—	$—	$65.6	$65.6
Income taxes currently payable	—	—	—	—	0.2	0.2
Deferred income taxes	1.7	—	—	—	(0.4)	1.3
Separate account liabilities	—	—	—	35,319.4	—	35,319.4
Other liabilities (1)	233.8	86.7	1.9	—	13.5	335.9
Total liabilities	$235.5	$86.7	$1.9	$35,319.4	$78.9	$35,722.4
December 31, 2014
Fixed maturities, available-for-sale	$278.2	$—	$—	$—	$—	$278.2
Fixed maturities, trading	—	100.4	—	—	—	100.4
Equity securities, trading	—	—	—	345.3	—	345.3
Real estate	—	—	—	—	284.9	284.9
Other investments	—	—	35.0	—	5.6	40.6
Cash	—	—	—	—	4.7	4.7
Accrued investment income	0.4	—	0.2	—	1.4	2.0
Separate account assets	—	—	—	34,655.4	—	34,655.4
Other assets	—	—	—	—	0.3	0.3
Total assets	$278.6	$100.4	$35.2	$35,000.7	$296.9	$35,711.8
Long-term debt	$—	$—	$—	$—	$82.3	$82.3
Income taxes currently payable	—	—	—	—	10.6	10.6
Deferred income taxes	1.5	—	—	—	(0.4)	1.1
Separate account liabilities	—	—	—	34,655.4	—	34,655.4
Other liabilities (1)	239.1	85.6	4.8	—	14.5	344.0
Total liabilities	$240.6	$85.6	$4.8	$34,655.4	$107.0	$35,093.4

(1)            Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; the collateralized private investment vehicle includes derivative liabilities and an obligation to redeem notes at maturity or termination of the trust.

We did not provide financial or other support to investees designated as VIEs for the periods ended March 31, 2015 and December 31, 2014.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
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

We have invested in partnerships and other funds, some of which are classified as VIEs. Some of these entities have returns in the form of income tax credits. These entities are classified as VIEs as the general partners do not have equity investments at risk in the entities. We have determined we are not the primary beneficiary because we are not the general partner, who makes all the significant decisions for the entities. Other limited partnerships and fund interests have returns from investment income. These entities are classified as VIEs as the decision makers do not have equity investments at risk in the entities. We have determined we are not the primary beneficiary because we do not make the significant decisions for the entities, or our variable interest does not absorb the majority of the variability of the entities’ net assets.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
March 31, 2015
Fixed maturities, available-for-sale:
Corporate	$466.4	$357.3
Residential mortgage-backed pass-through securities	2,823.5	2,688.8
Commercial mortgage-backed securities	3,911.3	3,822.0
Collateralized debt obligations	532.9	549.9
Other debt obligations	4,648.2	4,598.2
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	32.1	32.1
Commercial mortgage-backed securities	1.8	1.8
Collateralized debt obligations	39.8	39.8
Other investments:
Other limited partnership and fund interests	190.7	190.7

December 31, 2014
Fixed maturities, available-for-sale:
Corporate	$456.7	$353.3
Residential mortgage-backed pass-through securities	2,822.9	2,702.9
Commercial mortgage-backed securities	3,975.5	3,896.9
Collateralized debt obligations	504.1	521.2
Other debt obligations	4,616.4	4,583.4
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	34.4	34.4
Commercial mortgage-backed securities	1.5	1.5
Collateralized debt obligations	39.4	39.4
Other debt obligations	0.2	0.2
Other investments:
Other limited partnership and fund interests	188.2	188.2

(1)         Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and other investments. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading.

Sponsored Investment Funds

We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities’ net assets. As of March 31, 2015 and December 31, 2014, these VIEs held $1.2 billion and $1.4 billion in total assets, respectively. We have no contractual obligation to contribute to the funds.

We provide asset management and other services to certain investment structures for which we earn performance-based management fees. These structures are considered VIEs. We are not the primary beneficiary of these entities as we do not have the obligation to absorb losses of the entities that could be potentially significant to the VIE or the right to receive benefits from these entities that could be potentially significant.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

3.  Investments

Fixed Maturities and Equity Securities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred securities. Equity securities include mutual funds, common stock, nonredeemable preferred stock and mandatory regulatory required investments. We classify fixed maturities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 9, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments associated with deferred acquisition costs (“DAC”) and related actuarial balances, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to hedged portions of available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). Mark-to-market adjustments related to certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reflected in net investment income.

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

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated other comprehensive income (“AOCI”) and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
March 31, 2015
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,181.1	$56.3	$0.9	$1,236.5	$—
Non-U.S. governments	666.7	170.7	0.4	837.0	—
States and political subdivisions	4,021.3	326.3	1.9	4,345.7	—
Corporate	28,960.4	2,669.1	208.9	31,420.6	0.1
Residential mortgage-backed pass-through securities	2,688.8	137.8	3.1	2,823.5	—
Commercial mortgage-backed securities	3,822.0	142.2	52.9	3,911.3	87.6
Collateralized debt obligations	549.9	3.7	20.7	532.9	1.3
Other debt obligations	4,598.2	69.0	19.0	4,648.2	65.0
Total fixed maturities, available-for-sale	$46,488.4	$3,575.1	$307.8	$49,755.7	$154.0
Total equity securities, available-for-sale	$145.6	$8.6	$9.3	$144.9
December 31, 2014
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,085.6	$39.1	$2.9	$1,121.8	$—
Non-U.S. governments	704.4	188.3	1.6	891.1	—
States and political subdivisions	3,916.8	291.3	4.1	4,204.0	—
Corporate	29,308.3	2,442.6	215.9	31,535.0	18.4
Residential mortgage-backed pass-through securities	2,702.9	126.3	6.3	2,822.9	—
Commercial mortgage-backed securities	3,896.9	141.5	62.9	3,975.5	88.9
Collateralized debt obligations	521.2	3.5	20.6	504.1	1.3
Other debt obligations	4,583.4	57.5	24.5	4,616.4	66.9
Total fixed maturities, available-for-sale	$46,719.5	$3,290.1	$338.8	$49,670.8	$175.5
Total equity securities, available-for-sale	$125.1	$7.7	$9.8	$123.0

(1)              Excludes $153.6 million and $167.5 million as of March 31, 2015 and December 31, 2014, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

The amortized cost and fair value of fixed maturities available-for-sale at March 31, 2015, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,424.1	$2,455.2
Due after one year through five years	13,187.1	13,813.4
Due after five years through ten years	7,676.0	8,211.4
Due after ten years	11,542.3	13,359.8
Subtotal	34,829.5	37,839.8
Mortgage-backed and other asset-backed securities	11,658.9	11,915.9
Total	$46,488.4	$49,755.7

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision and impairments of real estate held for investment. Investment gains and losses on sales of certain real estate held for sale that do not meet the criteria for classification as a discontinued operation, mark-to-market adjustments on certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the three months ended March 31,
	2015	2014
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$9.8	$3.6
Gross losses	(1.5)	(3.2)
Net impairment losses	(7.5)	(25.1)
Hedging, net	(10.6)	4.5
Fixed maturities, trading	0.7	14.2
Equity securities, available-for-sale:
Gross losses	—	(0.1)
Net impairment recoveries	—	5.9
Equity securities, trading	1.5	3.6
Mortgage loans	(2.4)	1.4
Derivatives	62.6	(11.3)
Other	13.6	7.1
Net realized capital gains	$66.2	$0.6

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $556.3 million and $471.9 million for the three months ended March 31, 2015 and 2014, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended March 31,
	2015	2014
	(in millions)
Fixed maturities, available-for-sale	$14.0	$5.0
Equity securities, available-for-sale	—	5.9
Net other-than-temporary impairment recoveries on available-for-sale securities	14.0	10.9
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from OCI (1)	(21.5)	(30.1)
Net impairment losses on available-for-sale securities	$(7.5)	$(19.2)

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
March 31, 2015
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

	For the three months ended March 31,
	2015	2014
	(in millions)
Beginning balance	$(144.4)	$(235.4)
Credit losses for which an other-than-temporary impairment was not previously recognized	(0.8)	(0.3)
Credit losses for which an other-than-temporary impairment was previously recognized	(1.7)	(24.1)
Reduction for credit losses previously recognized on fixed maturities now sold or intended to be sold	6.2	33.6
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	2.0	2.0
Foreign currency translation adjustment	0.1	—
Ending balance	$(138.6)	$(224.2)

(1)   Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	March 31, 2015
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$88.9	$0.6	$40.5	$0.3	$129.4	$0.9
Non-U.S. governments	15.7	0.3	4.5	0.1	20.2	0.4
States and political subdivisions	129.5	1.3	26.4	0.6	155.9	1.9
Corporate	1,694.0	72.1	1,035.0	136.8	2,729.0	208.9
Residential mortgage-backed pass-through securities	170.9	0.7	170.8	2.4	341.7	3.1
Commercial mortgage-backed securities	311.4	2.5	334.8	50.4	646.2	52.9
Collateralized debt obligations	92.2	0.9	97.6	19.8	189.8	20.7
Other debt obligations	556.6	1.7	340.2	17.3	896.8	19.0
Total fixed maturities, available-for-sale	$3,059.2	$80.1	$2,049.8	$227.7	$5,109.0	$307.8
Total equity securities, available-for-sale	$—	$—	$36.5	$9.3	$36.5	$9.3

Of the total amounts, Principal Life’s consolidated portfolio represented $4,886.7 million in available-for-sale fixed maturities with gross unrealized losses of $283.7 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 77% were investment grade (rated AAA through BBB-) with an average price of 95 (carrying value/amortized cost) at March 31, 2015. Gross unrealized losses in our fixed maturities portfolio decreased during the three months ended March 31, 2015, due primarily to a decrease in interest rates.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 472 securities with a carrying value of $2,986.4 million and unrealized losses of $78.9 million reflecting an average price of 97 at March 31, 2015. Of this portfolio, 77% was investment grade (rated AAA through BBB-) at March 31, 2015, with associated unrealized losses of $28.6 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 306 securities with a carrying value of $1,900.3 million and unrealized losses of $204.8 million. The average rating of this portfolio was A- with an average price of 90 at March 31, 2015. Of the $204.8 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $50.4 million in unrealized losses with an average price of 87 and an average credit rating of A-. The remaining unrealized losses consist primarily of $114.0 million within the corporate sector at March 31, 2015. The average price of the corporate sector was 89 and the average credit rating was BBB+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at March 31, 2015.

	December 31, 2014
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$211.5	$0.7	$95.0	$2.2	$306.5	$2.9
Non-U.S. governments	20.3	1.4	7.5	0.2	27.8	1.6
States and political subdivisions	208.1	0.7	210.5	3.4	418.6	4.1
Corporate	3,072.1	76.8	1,238.3	139.1	4,310.4	215.9
Residential mortgage-backed pass-through securities	18.0	—	395.3	6.3	413.3	6.3
Commercial mortgage-backed securities	375.3	3.0	395.0	59.9	770.3	62.9
Collateralized debt obligations	114.8	1.0	112.0	19.6	226.8	20.6
Other debt obligations	971.2	3.5	432.7	21.0	1,403.9	24.5
Total fixed maturities, available-for-sale	$4,991.3	$87.1	$2,886.3	$251.7	$7,877.6	$338.8
Total equity securities, available-for-sale	$10.0	$—	$36.0	$9.8	$46.0	$9.8

Of the total amounts, Principal Life’s consolidated portfolio represented $7,638.7 million in available-for-sale fixed maturities with gross unrealized losses of $310.8 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 80% were investment grade (rated AAA through BBB-) with an average price of 96 (carrying value/amortized cost) at December 31, 2014. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2014, due primarily to a decrease in interest rates.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 685 securities with a carrying value of $4,907.1 million and unrealized losses of $85.4 million reflecting an average price of 98 at December 31, 2014. Of this portfolio, 77% was investment grade (rated AAA through BBB-) at December 31, 2014, with associated unrealized losses of $44.4 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 429 securities with a carrying value of $2,731.6 million and unrealized losses of $225.4 million. The average rating of this portfolio was A with an average price of 92 at December 31, 2014. Of the $225.4 million in unrealized losses, the

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

commercial mortgage-backed securities sector accounts for $59.9 million in unrealized losses with an average price of 87 and an average credit rating of A-. The remaining unrealized losses consist primarily of $113.0 million within the corporate sector at December 31, 2014. The average price of the corporate sector was 91 and the average credit rating was BBB+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Net Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Instruments

The net unrealized gains and losses on investments in fixed maturities available-for-sale, equity securities available-for-sale and derivative instruments in cash flow hedge relationships are reported as a separate component of stockholders’ equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities and derivative instruments in cash flow hedge relationships net of adjustments related to DAC and related actuarial balances and applicable income taxes was as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$3,338.7	$3,079.1
Noncredit component of impairment losses on fixed maturities, available-for-sale	(154.0)	(175.5)
Net unrealized losses on equity securities, available-for-sale	(0.7)	(2.1)
Adjustments for assumed changes in amortization patterns	(351.3)	(346.8)
Adjustments for assumed changes in policyholder liabilities	(1,256.4)	(1,078.6)
Net unrealized gains on derivative instruments	202.3	160.1
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	97.6	88.9
Provision for deferred income taxes	(629.5)	(576.8)
Net unrealized gains on available-for-sale securities and derivative instruments	$1,246.7	$1,148.3

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

	March 31, 2015	December 31, 2014
	(in millions)
Commercial mortgage loans	$10,820.8	$10,723.8
Residential mortgage loans	1,135.6	1,144.3
Total amortized cost	11,956.4	11,868.1

Valuation allowance	(56.9)	(56.5)
Total carrying value	$11,899.5	$11,811.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $63.5 million and $39.8 million of residential mortgage loans during the three months ended March 31, 2015 and 2014, respectively. We sold $21.4 million and $0.0 million of residential mortgage loans during the three months ended March 31, 2015 and 2014, respectively. We purchased $107.0 million and $21.3 million of commercial mortgage loans during the three months ended March 31, 2015 and 2014, respectively. We sold $1.0 million and $1.1 million of commercial mortgage loans during the three months ended March 31, 2015 and 2014, respectively.

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2015		December 31, 2014
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$531.4	4.9%	$528.0	4.9%
Middle Atlantic	2,947.2	27.2	2,951.0	27.5
East North Central	471.8	4.4	442.1	4.1
West North Central	282.0	2.6	233.3	2.2
South Atlantic	1,977.2	18.3	1,970.9	18.4
East South Central	200.9	1.9	197.4	1.8
West South Central	1,062.8	9.8	1,023.9	9.5
Mountain	804.0	7.4	772.0	7.2
Pacific	2,505.2	23.1	2,565.5	24.0
International	38.3	0.4	39.7	0.4
Total	$10,820.8	100.0%	$10,723.8	100.0%

Property type distribution
Office	$3,798.7	35.1%	$3,646.1	34.0%
Retail	2,562.7	23.7	2,512.1	23.4
Industrial	1,852.8	17.1	1,918.7	17.9
Apartments	2,194.8	20.3	2,200.5	20.5
Hotel	296.2	2.7	331.5	3.1
Mixed use/other	115.6	1.1	114.9	1.1
Total	$10,820.8	100.0%	$10,723.8	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $268.1 million and $283.4 million and first lien mortgages with an amortized cost of $867.5 million and $860.9 million as of March 31, 2015 and December 31, 2014, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

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
March 31, 2015
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

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	March 31, 2015
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$9,185.9	$186.0	$9,371.9
BBB+ thru BBB-	1,077.2	147.0	1,224.2
BB+ thru BB-	166.1	—	166.1
B+ and below	57.1	1.5	58.6
Total	$10,486.3	$334.5	$10,820.8

	December 31, 2014
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$9,115.8	$168.8	$9,284.6
BBB+ thru BBB-	1,041.0	178.5	1,219.5
BB+ thru BB-	148.3	—	148.3
B+ and below	69.8	1.6	71.4
Total	$10,374.9	$348.9	$10,723.8

Residential Credit Risk Profile Based on Performance Status

Our residential mortgage loan portfolio is monitored based on performance of the loans. Monitoring on a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. We define non-performing residential mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	March 31, 2015
	Home equity	First liens	Total
	(in millions)
Performing	$254.9	$854.0	$1,108.9
Nonperforming	13.2	13.5	26.7
Total	$268.1	$867.5	$1,135.6

	December 31, 2014
	Home equity	First liens	Total
	(in millions)
Performing	$268.4	$847.6	$1,116.0
Nonperforming	15.0	13.3	28.3
Total	$283.4	$860.9	$1,144.3

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

The amortized cost of mortgage loans on non-accrual status was as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Commercial:
Brick and mortar	$8.9	$9.6
Residential:
Home equity	13.2	15.0
First liens	9.1	8.8
Total	$31.2	$33.4

The aging of our mortgage loans, based on amortized cost, was as follows:

	March 31, 2015
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$4.5	$4.5	$10,481.8	$10,486.3	$—
Commercial-CTL	—	—	—	—	334.5	334.5	—
Residential-home equity	1.7	1.0	1.6	4.3	263.8	268.1	—
Residential-first liens	18.3	6.2	12.3	36.8	830.7	867.5	4.4
Total	$20.0	$7.2	$18.4	$45.6	$11,910.8	$11,956.4	$4.4

	December 31, 2014
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$4.5	$0.7	$5.2	$10,369.7	$10,374.9	$—
Commercial-CTL	—	—	—	—	348.9	348.9	—
Residential-home equity	2.3	1.2	3.4	6.9	276.5	283.4	—
Residential-first liens	24.2	7.0	12.1	43.3	817.6	860.9	4.5
Total	$26.5	$12.7	$16.2	$55.4	$11,812.7	$11,868.1	$4.5

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
For the three months ended March 31, 2015
Beginning balance	$26.9	$29.6	$56.5
Provision	0.9	1.9	2.8
Charge-offs	—	(3.0)	(3.0)
Recoveries	—	0.6	0.6
Ending balance	$27.8	$29.1	$56.9
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.4	$8.7	$11.1
Collectively evaluated for impairment	25.4	20.4	45.8
Allowance ending balance	$27.8	$29.1	$56.9
Loan balance by basis of impairment method:
Individually evaluated for impairment	$4.4	$26.0	$30.4
Collectively evaluated for impairment	10,816.4	1,109.6	11,926.0
Loan ending balance	$10,820.8	$1,135.6	$11,956.4

For the three months ended March 31, 2014
Beginning balance	$28.7	$41.1	$69.8
Provision	(1.9)	0.3	(1.6)
Charge-offs	(0.3)	(3.1)	(3.4)
Recoveries	—	1.7	1.7
Ending balance	$26.5	$40.0	$66.5
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.4	$9.5	$11.9
Collectively evaluated for impairment	24.1	30.5	54.6
Allowance ending balance	$26.5	$40.0	$66.5
Loan balance by basis of impairment method:
Individually evaluated for impairment	$4.4	$32.0	$36.4
Collectively evaluated for impairment	10,294.6	1,213.9	11,508.5
Loan ending balance	$10,299.0	$1,245.9	$11,544.9

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

	March 31, 2015
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$4.5	$4.8	$—
Residential-first liens	3.4	3.3	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	15.8	16.6	8.0
Residential-first liens	6.8	6.8	0.7
Total:
Commercial	$8.9	$9.2	$2.4
Residential	$26.0	$26.7	$8.7

	December 31, 2014
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$5.2	$6.7	$—
Residential-first liens	3.4	3.4	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	16.5	17.1	8.2
Residential-first liens	7.2	7.2	0.8
Total:
Commercial	$9.6	$11.1	$2.4
Residential	$27.1	$27.7	$9.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

	Average
	recorded	Interest income
	investment	recognized
	(in millions)
For the three months ended March 31, 2015
With no related allowance recorded:
Commercial-brick and mortar	$4.9	$—
Residential-first liens	3.4	—
With an allowance recorded:
Commercial-brick and mortar	4.4	0.1
Residential-home equity	16.2	0.1
Residential-first liens	7.0	—
Total:
Commercial	$9.3	$0.1
Residential	$26.6	$0.1

For the three months ended March 31, 2014
With no related allowance recorded:
Commercial-brick and mortar	$11.2	$—
Residential-first liens	4.6	—
With an allowance recorded:
Commercial-brick and mortar	4.4	0.1
Residential-home equity	19.1	0.2
Residential-first liens	8.8	—
Total:
Commercial	$15.6	$0.1
Residential	$32.5	$0.2

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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended March 31, 2015
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	8	$0.5	1	$—
Total	8	$0.5	1	$—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

	For the three months ended March 31, 2014
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	1	$4.4	1	$0.2
Residential-home equity	13	0.5	—	—
Total	14	$4.9	1	$0.2

Commercial mortgage loans that have been designated as a TDR have been previously reserved for in the mortgage loan valuation allowance at the estimated fair value of the underlying collateral reduced by the cost to sell.

Residential mortgage loans that have been designated as a TDR are specifically reserved for in the mortgage loan valuation allowance if losses result from the modification. Residential mortgage loans that have defaulted or have been discharged through bankruptcy are reduced to the expected collectible amount.

Securities Posted as Collateral

We posted $1,075.1 million in fixed maturities, available-for-sale securities at March 31, 2015, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, we posted $2,363.7 million in commercial mortgage loans and home equity mortgages as of March 31, 2015, to satisfy collateral requirements associated with our obligation under funding agreements with the FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, $191.0 million can be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
	Gross amount	of financial position
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
March 31, 2015
Derivative assets	$835.8	$(542.5)	$(278.0)	$15.3
Reverse repurchase agreements	55.5	—	(55.5)	—
Total	$891.3	$(542.5)	$(333.5)	$15.3
December 31, 2014
Derivative assets	$661.8	$(479.5)	$(169.0)	$13.3
Reverse repurchase agreements	51.5	—	(51.5)	—
Total	$713.3	$(479.5)	$(220.5)	$13.3

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents on the consolidated statements of financial position. The above excludes $0.0 million of derivative assets as of both March 31, 2015 and December 31, 2014 that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
	Gross amount	of financial position
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
March 31, 2015
Derivative liabilities	$904.5	$(542.5)	$(269.1)	$92.9
December 31, 2014
Derivative liabilities	$786.0	$(479.5)	$(220.6)	$85.9

(1)         The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $469.0 million and $421.3 million of derivative liabilities as of March 31, 2015 and December 31, 2014, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expense on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of March 31, 2015 and December 31, 2014.

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
March 31, 2015
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

Currency forwards are contracts in which we agree with other parties to deliver or receive a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. We use currency forwards to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell and to hedge the currency risk associated with a business combination. We have also used currency forwards to hedge the currency risk associated with net investments in foreign operations. We did not use any currency forwards during 2015 or 2014 to hedge our net investment in foreign operations.

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
March 31, 2015
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
March 31, 2015
(Unaudited)

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

We posted $320.3 million and $271.6 million in cash and securities under collateral arrangements as of March 31, 2015 and December 31, 2014, respectively, to satisfy collateral requirements associated with our derivative credit support agreements and FCM agreements. These amounts include initial margin requirements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of March 31, 2015 and December 31, 2014, was $740.7 million and $656.2 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $320.3 million and $271.6 million as of March 31, 2015 and December 31, 2014, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2015, we would be required to post an additional $73.4 million of collateral to our counterparties.

As of March 31, 2015 and December 31, 2014, we had received $230.0 million and $148.3 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
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

	March 31, 2015	December 31, 2014
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$20,264.6	$19,182.6
Interest rate options	4,900.0	4,900.0
Swaptions	159.0	260.0
Interest rate futures	91.0	147.5
Foreign exchange contracts:
Currency swaps	1,941.2	1,975.5
Currency forwards	262.9	270.7
Equity contracts:
Equity options	3,506.6	3,293.4
Equity futures	601.4	498.1
Credit contracts:
Credit default swaps	1,198.5	1,234.5
Total return swaps	90.0	90.0
Futures	11.3	10.5
Other contracts:
Embedded derivatives	9,412.6	9,235.7
Total notional amounts at end of period	$42,439.1	$41,098.5

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$634.0	$510.8
Interest rate options	45.3	41.0
Foreign exchange contracts:
Currency swaps	142.1	97.1
Currency forwards	2.6	1.4
Equity contracts:
Equity options	47.1	30.2
Credit contracts:
Credit default swaps	15.7	13.3
Total return swaps	1.6	—
Total gross credit exposure	888.4	693.8
Less: collateral received	286.8	183.5
Net credit exposure	$601.6	$510.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$16.3	$8.8	$185.6	$193.9
Foreign exchange contracts	126.6	80.0	160.4	69.1
Total derivatives designated as hedging instruments	$142.9	$88.8	$346.0	$263.0

Derivatives not designated as hedging instruments
Interest rate contracts	$611.1	$508.7	$361.7	$321.4
Foreign exchange contracts	17.5	20.8	55.0	40.1
Equity contracts	47.0	30.2	117.8	131.7
Credit contracts	17.3	13.3	30.5	35.6
Other contracts	—	—	462.5	415.5
Total derivatives not designated as hedging instruments	692.9	573.0	1,027.5	944.3

Total derivative instruments	$835.8	$661.8	$1,373.5	$1,207.3

(1)         The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)         The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $228.7 million and $176.4 million as of March 31, 2015 and December 31, 2014, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $10.0 million as of March 31, 2015 and $10.0 million as of December 31, 2014. These purchased credit derivative transactions had a net asset (liability) fair value of $0.0 million as of March 31, 2015 and $(0.1) million as of December 31, 2014. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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
March 31, 2015
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	March 31, 2015
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$1.0	$30.0	4.0
AA	74.0	1.4	74.0	3.0
A	229.5	3.5	229.5	2.9
BBB	335.0	2.1	335.0	3.6
BB	10.0	0.5	10.0	4.7
Government/municipalities
AA	30.0	0.6	30.0	4.1
Sovereign
AA	10.0	0.1	10.0	4.5
BBB	40.0	(0.5)	40.0	4.5
Total single name credit default swaps	758.5	8.7	758.5	3.5

Basket and index credit default swaps
Corporate debt
Near default (1)	100.4	(21.3)	100.4	2.0
Government/municipalities
AA	30.0	(1.6)	30.0	2.5
Structured finance
BBB	15.9	0.1	15.9	1.4
Total basket and index credit default swaps	146.3	(22.8)	146.3	2.0
Total credit default swap protection sold	$904.8	$(14.1)	$904.8	3.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

	December 31, 2014
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$1.0	$30.0	4.2
AA	79.0	1.6	79.0	3.3
A	254.5	3.3	254.5	2.8
BBB	345.0	1.2	345.0	3.6
BB	10.0	0.9	10.0	5.0
Government/municipalities
AA	30.0	0.6	30.0	4.3
Sovereign
AA	10.0	0.1	10.0	4.7
BBB	40.0	(0.1)	40.0	4.7
Total single name credit default swaps	798.5	8.6	798.5	3.5

Basket and index credit default swaps
Corporate debt
Near default (1)	100.4	(19.1)	100.4	2.2
Government/municipalities
AA	30.0	(1.8)	30.0	2.7
Structured finance
BBB	16.9	0.1	16.9	3.5
Total basket and index credit default swaps	147.3	(20.8)	147.3	2.5
Total credit default swap protection sold	$945.8	$(12.2)	$945.8	3.3

(1)         Includes $78.0 million as of both March 31, 2015 and December 31, 2014 notional of derivatives in consolidated collateralized private investment vehicle VIEs where the credit risk is borne by third party investors.

We also have invested in fixed maturities classified as trading that contain credit default swaps. These securities are subject to the credit risk of the issuer, normally a special purpose vehicle, which consists of the underlying credit default swaps and high quality fixed maturities that serve as collateral. A default event occurs if the cumulative losses exceed a specified attachment point, which is typically not the first loss of the portfolio. If a default event occurs that exceeds the specified attachment point, our investment may not be fully returned. We would have no future potential payments under these investments. The following tables show, by the types of referenced/underlying asset class and external rating, our fixed maturities with embedded credit derivatives.

	March 31, 2015
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
A	$24.5	$24.5	1.8
Total corporate debt	24.5	24.5	1.8

Structured finance
A	70.8	70.8	1.2
BB	5.8	5.8	2.5
CCC	9.6	9.6	4.7
Total structured finance	86.2	86.2	1.7
Total fixed maturities with credit derivatives	$110.7	$110.7	1.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

	December 31, 2014
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
A	$24.1	$24.1	2.0
Total corporate debt	24.1	24.1	2.0

Structured finance
A	56.1	56.1	1.5
BB	5.8	5.8	2.7
CCC	9.5	9.5	4.7
Total structured finance	71.4	71.4	2.1
Total fixed maturities with credit derivatives	$95.5	$95.5	2.0

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

					Amount of gain (loss)
	Amount of gain (loss)				recognized in net income on
	recognized in net income on				related hedged item for the
	derivatives for the three months				three months ended
Derivatives in fair value hedging	ended March 31, (1)		Hedged items in fair value		March 31, (1)
relationships	2015	2014	hedging relationships	2015	2014
	(in millions)				(in millions)
Interest rate contracts	$(2.1)	$6.9	Fixed maturities, available-for-sale	$1.6	$(7.4)
Interest rate contracts	2.5	0.6	Investment-type insurance contracts	(2.4)	(0.6)
Foreign exchange contracts	3.8	0.3	Fixed maturities, available-for-sale	(3.8)	(0.3)
Foreign exchange contracts	—	0.2	Investment-type insurance contracts	—	(0.2)
Total	$4.2	$8.0	Total	$(4.6)	$(8.5)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

	Amount of gain (loss) for the three
	months ended March 31,
Hedged item	2015	2014
	(in millions)
Fixed maturities, available-for-sale (1)	$(20.1)	$(26.2)
Investment-type insurance contracts (2)	0.9	1.5

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 5.2 years. At March 31, 2015, we had $64.3 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. We reclassified $0.0 million and $0.0 million from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the three months ended March 31, 2015 and 2014, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		March 31,		into net income	March 31,
relationships	Related hedged item	2015	2014	(effective portion)	2015	2014
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$16.7	$3.7	Net investment income	$3.8	$3.2
Interest rate contracts	Investment-type insurance contracts	0.9	0.9	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(2.0)	(1.8)
Foreign exchange contracts	Fixed maturities, available-for-sale	40.2	4.0	Net realized capital gains (losses)	8.3	(11.1)
Foreign exchange contracts	Investment-type insurance contract	(3.8)	5.1	Benefits, claims and settlement expenses	—	—
Total		$54.0	$13.7	Total	$10.1	$(9.7)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the three
	months ended March 31,
Hedged item	2015	2014
	(in millions)
Fixed maturities, available-for-sale (1)	$1.5	$1.5
Investment-type insurance contracts (2)	(3.9)	(2.9)

(1)         Reported in net investment income on the consolidated statements of operations.

(2)         Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.1 million and $0.0 million for the three months ended March 31, 2015 and 2014, respectively.

We expect to reclassify net gains of $1.3 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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
March 31, 2015
(Unaudited)

	Amount of gain (loss) recognized in
	net income on derivatives for the three
	months ended March 31,
Derivatives not designated as hedging instruments	2015	2014
	(in millions)
Interest rate contracts	$84.9	$63.3
Foreign exchange contracts	(16.5)	(13.3)
Equity contracts	12.1	(25.0)
Credit contracts	4.6	(4.9)
Other contracts	(50.4)	(26.7)
Total	$34.7	$(6.6)

5.  Income Taxes

The effective income tax rate for the three months ended March 31, 2015, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to a change in deferred tax balances related to the merger of two of our Chilean legal entities and income tax deductions allowed for corporate dividends received, partially offset by the negative impact of a court ruling on some uncertain tax positions.

The effective income tax rate for the three months ended March 31, 2014, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, tax credits and the presentation of taxes on our share of earnings generated from equity method investments in net investment income.

We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations (“CFCs”) for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs (“Subpart F income”) even if the income is not currently distributed. Temporary exceptions (the “active financing” and “look through” exceptions) were applicable for tax years beginning before January 1, 2015 to avoid the current recognition of Subpart F income derived in either the active conduct of a banking, financing, insurance or similar business or for certain payments between related corporations in different foreign jurisdictions. The U.S. Congress and the President have yet to enact extenders legislation as of March 31, 2015. Therefore, current tax expense has increased by an immaterial amount associated with the U.S. recognition of Subpart F income from our foreign operations. We will reverse any tax expense subject to the active financing and look through exceptions during the 2015 quarter extenders legislation is enacted, assuming the legislation is retroactive to January 1, 2015.

The U.S. Court of Federal Claims denied cross-motions for partial summary judgment on February 4, 2015, and ordered a trial on the previously taxed income issue in the case of Principal Life Insurance Company and Subsidiaries (“Principal Life”) v. the United States. Previously, in the same case, the court had ruled against Principal Life’s tax treatment of transactions involving the purchase and sale of principal-only certificates. These recent events caused re-evaluation of all our pending uncertain tax positions. The overall re-evaluation resulted in a $30.3 million reduction in net income in the first quarter of 2015.  We do not believe there is a reasonable possibility the total amount of uncertain tax benefits will significantly increase or decrease in the next twelve months.

A summary of the changes in unrecognized tax benefits follows.

	For the three months ended	For the year ended
	March 31, 2015	December 31, 2014
	(in millions)
Balance at beginning of period	$172.4	$108.9
Additions based on tax positions related to the current year	3.7	12.9
Additions for tax positions of prior years	45.2	62.5
Reductions for tax positions related to the current year	(2.2)	(8.4)
Reductions for tax positions of prior years	(2.6)	(0.2)
Settlements	—	(3.3)
Balance at end of period (1)	$216.5	$172.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

(1)         Of this amount, $79.9 million, if recognized, would reduce the 2015 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses.

As of March 31, 2015 and December 31, 2014, we had recognized $141.4 million and $100.4 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively.

6.  Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Service cost	$15.8	$13.5	$0.5	$0.4
Interest cost	30.1	29.3	1.6	1.7
Expected return on plan assets	(40.2)	(33.0)	(8.5)	(8.1)
Amortization of prior service benefit	(0.5)	(1.2)	(4.6)	(5.1)
Recognized net actuarial (gain) loss	25.6	12.8	(0.2)	(1.0)
Net periodic benefit cost (income)	$30.8	$21.4	$(11.2)	$(12.1)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2015 will be zero so we will not be required to fund our qualified pension plan during 2015. However, it is possible that we may fund the qualified and nonqualified pension plans in 2015 for a combined total of up to $150.0 million. During the three months ended March 31, 2015, we contributed $11.4 million to these plans.

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

On March 18, 2014, McCaffree Financial Corp. Employee Retirement Program (“McCaffree”) filed a putative class action lawsuit in the United States District Court for the Southern District of Iowa against Principal Life. The complaint alleged, among other things, breach of duty of loyalty, breach of duty of prudence and prohibited transactions under ERISA. McCaffree seeks a nationwide

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

class action on behalf of all participants and beneficiaries of defined contribution retirement plans that invested in any Principal Separate Account in the last six years. McCaffree seeks disgorgement of all fees it alleges Principal Life improperly retained in addition to other general claims for relief. Principal Life has filed a motion to dismiss the case and on December 11, 2014, the court granted the motion. McCaffree filed a notice of appeal on December 22, 2014. Principal Life will continue to aggressively defend the case.

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

In 2008, Principal Life received approximately $440.0 million in connection with the termination of certain structured transactions and the resulting prepayment of Principal Life’s investment in those transactions. The transactions involved Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc. (collectively, “Lehman”) in various capacities. Subsequent to Lehman’s 2008 bankruptcy filing, its bankruptcy estate initiated several lawsuits seeking to recover from numerous sources significant amounts to which it claims entitlement under various theories. We are one of a large group of defendants to this action, and believe that we have meritorious defenses to Lehman’s claims and intend to aggressively defend against them. The estate’s claim against Principal Life, including interest (which we also dispute), was approximately $550.0 million.

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of March 31, 2015, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at March 31, 2015.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. These agreements generally expire through 2019. The maximum exposure under these agreements as of March 31, 2015, was approximately $237.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

We manage mandatory privatized social security funds in Chile. By regulation, we have a required minimum guarantee on the funds’ relative return. Because the guarantee has no limitation with respect to duration or amount, the maximum exposure of the guarantee in the future is indeterminable.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

8.  Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A	Series B	Common
	preferred stock	preferred stock	stock
	(in millions)
Outstanding shares at January 1, 2014	3.0	10.0	295.2
Shares issued	—	—	1.6
Treasury stock acquired	—	—	(2.0)
Outstanding shares at March 31, 2014	3.0	10.0	294.8

Outstanding shares at January 1, 2015	3.0	10.0	293.9
Shares issued	—	—	2.0
Treasury stock acquired	—	—	(1.5)
Outstanding shares at March 31, 2015	3.0	10.0	294.4

In February 2013, our Board of Directors authorized a share repurchase program of up to $150.0 million of our outstanding common stock, which was completed in March 2014. In February 2014, our Board of Directors authorized a share repurchase program of up to $200.0 million of our outstanding common stock, which was completed in March 2015. In February 2015, our Board of Directors authorized a share repurchase program of up to $150.0 million of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended March 31, 2015
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$283.3	$(98.3)	$185.0
Reclassification adjustment for gains included in net income (1)	(13.6)	4.7	(8.9)
Adjustments for assumed changes in amortization patterns	(13.3)	4.7	(8.6)
Adjustments for assumed changes in policyholder liabilities	(168.8)	58.4	(110.4)
Net unrealized gains on available-for-sale securities	87.6	(30.5)	57.1

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	21.5	(7.4)	14.1
Adjustments for assumed changes in amortization patterns	(1.3)	0.5	(0.8)
Adjustments for assumed changes in policyholder liabilities	0.2	—	0.2
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	20.4	(6.9)	13.5

Net unrealized gains on derivative instruments during the period	52.3	(18.4)	33.9
Reclassification adjustment for gains included in net income (3)	(10.1)	3.4	(6.7)
Adjustments for assumed changes in amortization patterns	10.1	(3.6)	6.5
Adjustments for assumed changes in policyholder liabilities	(9.2)	3.3	(5.9)
Net unrealized gains on derivative instruments	43.1	(15.3)	27.8

Foreign currency translation adjustment	(168.0)	35.4	(132.6)

Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	20.3	(8.3)	12.0
Net unrecognized postretirement benefit obligation	20.3	(8.3)	12.0

Other comprehensive income (loss)	$3.4	$(25.6)	$(22.2)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Accumulated Other Comprehensive Income

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains (losses) on	currency	postretirement	other
	available-for-sale	on fixed maturities	derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income
	(in millions)
Balances at January 1, 2014	$878.1	$(167.0)	$(10.5)	$(361.5)	$(155.9)	$183.2
Other comprehensive income during the period, net of adjustments	207.6	—	2.8	(43.6)	—	166.8
Amounts reclassified from AOCI	(15.4)	17.5	6.2	—	3.5	11.8
Other comprehensive income	192.2	17.5	9.0	(43.6)	3.5	178.6
Balances at March 31, 2014	$1,070.3	$(149.5)	$(1.5)	$(405.1)	$(152.4)	$361.8

Balances at January 1, 2015	$1,202.8	$(105.1)	$50.6	$(686.8)	$(411.1)	$50.4
Other comprehensive loss during the period, net of adjustments	66.0	—	34.5	(126.3)	—	(25.8)
Amounts reclassified from AOCI	(8.9)	13.5	(6.7)	—	12.0	9.9
Other comprehensive loss	57.1	13.5	27.8	(126.3)	12.0	(15.9)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(6.5)	—	(6.5)
Balances at March 31, 2015	$1,259.9	$(91.6)	$78.4	$(819.6)	$(399.1)	$28.0

Noncontrolling Interest

Interests held by unaffiliated parties in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling partners’ share of the underlying net assets of our consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the consolidated statements of financial position.

The noncontrolling interest holders in certain of our consolidated entities maintain an equity interest that is redeemable at the option of the holder, which may be exercised on varying dates. Since redemption of the noncontrolling interest is outside of our control, this interest is presented on the consolidated statements of financial position line item titled “Redeemable noncontrolling interest.” If the interest were to be redeemed, we would be required to purchase such interest at a redemption value based on fair value or a formula that management intended to reasonably approximate fair value based on a fixed multiple of earnings over a measurement period. As such, the carrying value of the redeemable noncontrolling interest is compared to the redemption value at each reporting period. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in redemption value prior to exercise of the redemption option are determined after the attribution of net income or loss of the subsidiary and are recognized in the redemption value as they occur. Adjustments to the carrying value of redeemable noncontrolling interest result in adjustments to additional paid-in capital and/or retained earnings. Adjustments are recorded in retained earnings to the extent the redemption value of the redeemable noncontrolling interest exceeds its fair value and will impact the numerator in our earnings per share calculations. All other adjustments to the redeemable noncontrolling interest are recorded in additional paid-in capital.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance at January 1, 2014	$247.2
Net income attributable to redeemable noncontrolling interest	2.0
Distributions to redeemable noncontrolling interest	(4.9)
Change in redemption value of redeemable noncontrolling interest	34.3
Foreign currency translation adjustment	1.6
Balance at March 31, 2014	$280.2

Balance at January 1, 2015	$58.0
Net income attributable to redeemable noncontrolling interest	2.9
Contributions from redeemable noncontrolling interest	10.1
Distributions to redeemable noncontrolling interest	(2.0)
Change in redemption value of redeemable noncontrolling interest	3.7
Foreign currency translation adjustment	(7.7)
Balance at March 31, 2015	$65.0

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

•                  Level 2 — Fair values are based on inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Our Level 2 assets and liabilities primarily include fixed maturities (including public and private bonds), equity securities, derivatives and other investments for which public quotations are not available but that are priced by third party pricing services or internal models using substantially all observable inputs. Our level 2 assets also include commercial mortgage loan investments of consolidated VIEs for which the fair value option was elected.

•                  Level 3 — Fair values are based on at least one significant unobservable input for the asset or liability. Our Level 3 assets and liabilities include certain assets and liabilities priced using broker quotes or other valuation methods that utilize at least one significant unobservable input. These include fixed maturities, private equity securities, real estate and commercial mortgage loan investments of our separate accounts, obligations of consolidated VIEs for which the fair value option was elected, complex derivatives, embedded derivatives and equity method real estate investments for which the fair value option was elected.

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

Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

with external sources and use of internal models or other relevant information.  Beginning in 2015 a measurement alternative is used for consolidated collateralized financing entities (“CCFEs”) utilizing the more observable of the fair value of the financial assets or the financial liabilities for both the financial assets and financial liabilities. We did not make any other significant changes to our valuation processes during 2015.

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of March 31, 2015, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Commercial mortgage loans of consolidated VIEs valued using the measurement alternative for CCFEs are reflected in Level 2.  These investments are based on the more observable fair value of the liabilities of the consolidated VIEs.

Prior to 2015, commercial mortgage loans of consolidated VIEs for which the fair value option was elected were reflected in Level 3. The fair value of the commercial mortgage loans was computed utilizing a discount rate based on the current market. The market discount rate was then adjusted based on various factors that differentiate it from our pool of loans.  Equity method real estate investments for which the fair value option was elected are reflected in Level 3. The equity method real estate investments consist of underlying real estate and debt. The real estate fair value is estimated using a discounted cash flow valuation model that utilizes public real estate market data inputs such as transaction prices, market rents, vacancy levels, leasing absorption, market cap rates and discount rates. The debt fair value is estimated using a discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.

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

Separate Account Assets

Separate account assets include equity securities, debt securities and derivative instruments, for which fair values are determined as previously described, and are reflected in Level 1, Level 2 and Level 3. Separate account assets also include commercial mortgage loans, for which the fair value is estimated by discounting the expected total cash flows using market rates that are applicable to the yield, credit quality and maturity of the loans. The market clearing spreads vary based on mortgage type, weighted average life, rating and liquidity. These are reflected in Level 3. Finally, separate account assets include real estate, for which the fair value is estimated using discounted cash flow valuation models that utilize various public real estate market data inputs. In addition, each property is appraised annually by an independent appraiser. The real estate included in separate account assets is recorded net of related mortgage encumbrances for which the fair value is estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. The real estate within the separate accounts is reflected in Level 3.

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

Additionally, obligations of consolidated VIEs for which the fair value option was elected are included in other liabilities. The VIEs obligations are valued either based on prices obtained from third party pricing vendors which are reflected in Level 2, or internal pricing models, which are reflected in Level 3.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2015
	Assets/
	(liabilities)
	measured at	Fair value hierarchy level
	fair value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,236.5	$739.2	$497.3	$—
Non-U.S. governments	837.0	3.6	792.8	40.6
States and political subdivisions	4,345.7	—	4,345.7	—
Corporate	31,420.6	40.0	31,143.6	237.0
Residential mortgage-backed securities	2,823.5	—	2,823.5	—
Commercial mortgage-backed securities	3,911.3	—	3,911.3	—
Collateralized debt obligations	532.9	—	469.3	63.6
Other debt obligations	4,648.2	—	4,592.9	55.3
Total fixed maturities, available-for-sale	49,755.7	782.8	48,576.4	396.5
Fixed maturities, trading	574.0	—	433.8	140.2
Equity securities, available-for-sale	144.9	85.5	55.3	4.1
Equity securities, trading	875.1	108.4	766.7	—
Derivative assets (1)	835.8	—	775.6	60.2
Other investments (2)	451.0	3.4	419.0	28.6
Cash equivalents (3)	744.1	—	744.1	—
Sub-total excluding separate account assets	53,380.6	980.1	51,770.9	629.6

Separate account assets	143,505.2	75,837.4	61,637.2	6,030.6
Total assets	$196,885.8	$76,817.5	$113,408.1	$6,660.2

Liabilities
Investment-type insurance contracts (4)	$(228.7)	$—	$—	$(228.7)
Derivative liabilities (1)	(911.0)	—	(860.2)	(50.8)
Other liabilities (4)	(300.9)	—	(235.6)	(65.3)
Total liabilities	$(1,440.6)	$—	$(1,095.8)	$(344.8)

Net assets	$195,445.2	$76,817.5	$112,312.3	$6,315.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

	December 31, 2014
	Assets/
	(liabilities)
	measured at	Fair value hierarchy level
	fair value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,121.8	$720.5	$401.3	$—
Non-U.S. governments	891.1	—	852.4	38.7
States and political subdivisions	4,204.0	—	4,204.0	—
Corporate	31,535.0	40.3	31,249.1	245.6
Residential mortgage-backed securities	2,822.9	—	2,822.9	—
Commercial mortgage-backed securities	3,975.5	—	3,975.5	—
Collateralized debt obligations	504.1	—	439.9	64.2
Other debt obligations	4,616.4	—	4,552.7	63.7
Total fixed maturities, available-for-sale	49,670.8	760.8	48,497.8	412.2
Fixed maturities, trading	604.6	—	464.9	139.7
Equity securities, available-for-sale	123.0	64.2	54.7	4.1
Equity securities, trading	840.2	105.9	734.3	—
Derivative assets (1)	661.8	—	608.1	53.7
Other investments (2)	478.9	3.3	348.4	127.2
Cash equivalents (3)	1,041.7	—	1,041.7	—
Sub-total excluding separate account assets	53,421.0	934.2	51,749.9	736.9

Separate account assets	140,072.8	73,363.4	60,818.0	5,891.4
Total assets	$193,493.8	$74,297.6	$112,567.9	$6,628.3

Liabilities
Investment-type insurance contracts (4)	$(176.4)	$—	$—	$(176.4)
Derivative liabilities (1)	(791.8)	—	(756.3)	(35.5)
Other liabilities (4)	(310.1)	—	(243.8)	(66.3)
Total liabilities	$(1,278.3)	$—	$(1,000.1)	$(278.2)

Net assets	$192,215.5	$74,297.6	$111,567.8	$6,350.1

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
March 31, 2015
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended March 31, 2015							Changes in
	Beginning			Net			Ending	unrealized
	asset/	Total realized/unrealized		purchases,			asset/	gains (losses)
	(liability)	gains (losses)		sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	December 31,	net income	comprehensive	settlements	into	out of	March 31,	positions still
	2014	(1)	income	(4)	Level 3	Level 3	2015	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$38.7	$—	$0.3	$1.6	$—	$—	$40.6	$—
Corporate	245.6	(0.1)	3.7	16.0	19.5	(47.7)	237.0	(0.1)
Collateralized debt obligations	64.2	0.1	(0.1)	(0.6)	—	—	63.6	—
Other debt obligations	63.7	—	0.5	5.5	—	(14.4)	55.3	—
Total fixed maturities, available-for-sale	412.2	—	4.4	22.5	19.5	(62.1)	396.5	(0.1)
Fixed maturities, trading	139.7	0.7	—	(0.2)	—	—	140.2	0.6
Equity securities, available-for-sale	4.1	—	—	—	—	—	4.1	—
Derivative assets	53.7	4.0	—	2.5	—	—	60.2	4.2
Other investments	127.2	3.8	—	(67.4)	—	(35.0)	28.6	3.8
Separate account assets (2)	5,891.4	215.7	—	(76.6)	0.1	—	6,030.6	198.5

Liabilities
Investment-type insurance contracts	(176.4)	(51.0)	—	(1.3)	—	—	(228.7)	(52.1)
Derivative liabilities	(35.5)	(15.8)	0.3	0.2	—	—	(50.8)	(15.8)
Other liabilities (3)	(66.3)	1.0	—	—	—	—	(65.3)	0.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

(4)  Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

	For the three months ended March 31, 2015
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$1.9	$—	$—	$(0.3)	$1.6
Corporate	27.1	(3.6)	—	(7.5)	16.0
Collateralized debt obligations	—	—	—	(0.6)	(0.6)
Other debt obligations	10.1	—	—	(4.6)	5.5
Total fixed maturities, available-for-sale	39.1	(3.6)	—	(13.0)	22.5
Fixed maturities, trading	—	(0.2)	—	—	(0.2)
Derivative assets	2.5	—	—	—	2.5
Other investments	0.3	(67.7)	—	—	(67.4)
Separate account assets (5)	139.2	(164.7)	(49.3)	(1.8)	(76.6)

Liabilities
Investment-type insurance contracts	—	—	(3.1)	1.8	(1.3)
Derivative liabilities	—	0.2	—	—	0.2

	For the three months ended March 31, 2014
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$3.2	$—	$—	$(0.3)	$2.9
Corporate	7.6	(5.9)	—	—	1.7
Commercial mortgage-backed securities	—	—	—	(0.5)	(0.5)
Other debt obligations	—	—	—	(7.1)	(7.1)
Total fixed maturities, available-for-sale	10.8	(5.9)	—	(7.9)	(3.0)
Other investments	—	—	—	(8.9)	(8.9)
Separate account assets (5)	78.3	(80.2)	(53.4)	32.8	(22.5)

Liabilities
Investment-type insurance contracts	—	—	7.1	1.5	8.6

(5)         Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels are summarized below.

	For the three months ended March 31, 2015
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$19.5	$—	$47.7
Other debt obligations	—	—	—	—	—	14.4
Total fixed maturities, available-for-sale	—	—	—	19.5	—	62.1
Other investments	—	—	—	—	—	35.0
Separate account assets	1.1	—	0.6	0.1	—	—

	For the three months ended March 31, 2014
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$0.5	$—	$—
Commercial mortgage-backed securities	—	—	—	6.1	—	—
Collateralized debt obligations	—	—	—	—	—	7.5
Other debt obligations	—	—	—	—	—	29.7
Total fixed maturities, available-for-sale	—	—	—	6.6	—	37.2
Separate account assets	3.7	—	53.2	2.0	—	5.8

Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

Assets transferred into Level 3 during the three months ended March 31, 2015 and 2014, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three months ended March 31, 2015 and 2014, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information. In addition, for the three months ended March 31, 2015, assets transferred out of Level 3 included assets valued using the measurement alternative for CCFEs for which the corresponding liabilities have the more observable fair value and are reflected in Level 2.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally, which primarily consists of those valued using broker quotes or the measurement alternative for CCFEs. Refer to “Assets and liabilities measured at fair value on a recurring basis” for a complete valuation hierarchy summary.

	March 31, 2015
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$10.1	Discounted cash flow	Discount rate (1)	1.8%	1.8%
			Illiquidity premium	50 basis points (“bps”)	50	bps
Corporate	60.9	Discounted cash flow	Discount rate (1)	1.0%-5.5%	3.4%
			Comparability adjustment	0bps-39bps	12	bps
			Illiquidity premium	0bps-25bps	2	bps
Collateralized debt obligations	3.0	Discounted cash flow	Discount rate (1)	18.8%	18.8%
			Probability of default	100.0%	100.0%
			Potential loss severity	68.0%	68.0%
Other debt obligations	39.6	Discounted cash flow	Discount rate (1)	1.3%-5.0%	2.2%
			Illiquidity premium	0bps-1,000bps	215	bps
Fixed maturities, trading	15.4	Discounted cash flow	Discount rate (1)	1.7%-4.0%	2.5%
			Illiquidity premium	200bps-800bps	450	bps
Other investments	28.6	Discounted cash flow - equity method real estate investments	Discount rate (1)	7.9%	7.9%
			Terminal capitalization rate	6.8%	6.8%
			Average market rent growth rate	3.3%	3.3%
		Discounted cash flow - equity method real estate investments - debt	Loan to value	57.3%	57.3%
			Credit spread rate	2.0%	2.0%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

	March 31, 2015
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Separate account assets	5,989.0	Discounted cash flow - mortgage loans	Discount rate (1)	1.1%-6.2%	3.1%
			Illiquidity premium	0bps-60bps	7	bps
			Credit spread rate	68bps-572bps	221	bps
		Discounted cash flow - real estate	Discount rate (1)	5.6%-17.5%	7.3%
			Terminal capitalization rate	4.5%-9.5%	6.3%
			Average market rent growth rate	2.0%-4.5%	3.1%
		Discounted cash flow - real estate debt	Loan to value	4.1%-61.9%	46.3%
			Credit spread rate	1.4%-4.2%	2.4%

Liabilities
Investment-type insurance contracts	(228.7)	Discounted cash flow	Long duration interest rate	2.3%-2.4% (3)
			Long-term equity market volatility	14.9%-42.0%
			Non-performance risk	0.2%-1.6%
			Utilization rate	See note (4)
			Lapse rate	0.5%-14.1%
			Mortality rate	See note (5)

	December 31, 2014
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$10.3	Discounted cash flow	Discount rate (1)	2.2%	2.2%
			Illiquidity premium	50 basis points (“bps”)	50	bps
Corporate	83.0	Discounted cash flow	Discount rate (1)	1.8%-6.7%	4.0%
			Comparability adjustment	0bps-1bps	0	bps
			Illiquidity premium	0bps-25bps	13	bps

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

	December 31, 2014
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Collateralized debt obligations	12.7	Discounted cash flow	Discount rate (1)	2.7%-17.1%	6.1%
			Probability of default	0%-100%	23.5%
			Potential loss severity	0%-70.0%	16.4%
Other debt obligations	49.3	Discounted cash flow	Discount rate (1)	1.4%-5.0%	2.3%
			Illiquidity premium	0bps-1,000bps	175	bps
Fixed maturities, trading	15.2	Discounted cash flow	Discount rate (1)	1.8%-126.9%	3.5%
			Illiquidity premium	200bps-1,400bps	460	bps
	100.4	See note (2)
Other investments	35.0	Discounted cash flow - commercial mortgage loans of consolidated VIEs	Discount rate (1)	4.2%	4.2%
			Illiquidity premium	76bps	76	bps
	92.2	Discounted cash flow - equity method real estate investments	Discount rate (1)	7.3%-8.0%	7.6%
			Terminal capitalization rate	5.5%-6.8%	6.1%
			Average market rent growth rate	3.3%-3.7%	3.5%
		Discounted cash flow - equity method real estate investments - debt	Loan to value	34.2%-58.9%	46.5%
			Credit spread rate	1.8%-2.0%	1.9%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

	December 31, 2014
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Separate account assets	5,857.4	Discounted cash flow - mortgage loans	Discount rate (1)	1.1%-6.9%	3.2%
			Illiquidity premium	0bps-60bps	7	bps
			Credit spread rate	70bps-632bps	221	bps
		Discounted cash flow - real estate	Discount rate (1)	6.0%-24.6%	7.4%
			Terminal capitalization rate	4.5%-9.5%	6.4%
			Average market rent growth rate	1.3%-4.4%	3.0%
		Discounted cash flow - real estate debt	Loan to value	6.8%-64.1%	46.5%
			Credit spread rate	2.1%-4.8%	3.4%

Liabilities
Investment-type insurance contracts	(176.4)	Discounted cash flow	Long duration interest rate	2.6%-2.7% (3)
			Long-term equity market volatility	14.9%-39.5%
			Non-performance risk	0.1%-1.4%
			Utilization rate	See note (4)
			Lapse rate	0.5%-14.1%
			Mortality rate	See note (5)
Derivative liabilities	(19.3)	See note (2)
Other liabilities	(66.3)	See note (2)

(1)         Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any credit spread, illiquidity or other adjustments, where applicable.

(2)         Prior to 2015, the assets and liabilities fair values relate to a consolidated collateralized private investment vehicle that is a VIE. Fixed maturities, trading represents the underlying collateral of the investment structure and consists of high-grade fixed maturity investments, which are over-collateralized based on outstanding notes priced at par. The derivative liability represents credit default swaps that are valued using a correlation model to the credit default swap (“CDS”) Index (“CDX”) and inputs to the valuation are based on observable market data such as the end of period swap curve, CDS constituents of the index and spread levels of the index, as well as CDX tranche spreads. The value of the obligations, which are due at maturity or termination of the trust, reflect the third parties’ interest in the investment structure.

(3)         Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. Derived from interpolation between various observable swap rates.

(4)         This input factor is the number of contractholders taking withdrawals as well as the amount and timing of the withdrawals and a range does not provide a meaningful presentation.

(5)        This input is based on an appropriate industry mortality table and a range does not provide a meaningful presentation.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2015, certain mortgage loans had been marked to fair value of $3.1 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net gain of $0.1 million for the three months ended March 31, 2015, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

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

Discount rate = 11.0%

Terminal capitalization rate = 7.3% - 9.0%

Average market rent growth = 3.0% - 10.9%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $28.9 million and $28.3 million as of March 31, 2015, and $35.0 million and $32.4 million as of December 31, 2014, respectively. The change in fair value of the loans resulted in a $2.0 million and $1.3 million pre-tax loss for the three months ended March 31, 2015 and 2014, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $0.6 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $67.1 million and $128.7 million as of March 31, 2015, and $71.0 million and $132.8 million as of December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, the change in fair value of the obligations resulted in a pre-tax gain (loss) of $2.7 million and $(1.0) million, which includes a pre-tax gain (loss) of $0.9 million and $(2.0) million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $0.0 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

We invest in real estate ventures for the purpose of earning investment returns and for capital appreciation. We elected the fair value option for certain ventures that are subject to the equity method of accounting because the nature of the investments are to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties. These investments are reported with other investments in the consolidated statements of financial position. The changes in fair value are reported in net investment income on the consolidated statements of operations. The fair value of the equity method investments for which the fair value option has been elected was $28.6 million and $92.2 million as of March 31, 2015 and December 31, 2014, respectively. The change in fair value of the investments resulted in a $3.8 million and $0.8 million pre-tax gain for the three months ended March 31, 2015 and 2014, respectively.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	March 31, 2015
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,899.5	$12,494.4	$—	$—	$12,494.4
Policy loans	826.0	1,067.2	—	—	1,067.2
Other investments	253.5	258.2	—	178.2	80.0
Cash and cash equivalents	707.9	707.9	707.9	—	—
Investment-type insurance contracts	(27,605.6)	(27,735.3)	—	(5,062.8)	(22,672.5)
Short-term debt	(27.2)	(27.2)	—	(27.2)	—
Long-term debt	(2,514.6)	(2,818.7)	—	(2,753.1)	(65.6)
Separate account liabilities	(131,598.5)	(130,253.7)	—	—	(130,253.7)
Bank deposits	(1,966.2)	(1,970.7)	(1,339.4)	(631.3)	—
Cash collateral payable	(231.9)	(231.9)	(231.9)	—	—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

	December 31, 2014
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,811.6	$12,350.2	$—	$—	$12,350.2
Policy loans	829.2	1,083.2	—	—	1,083.2
Other investments	211.2	211.6	—	183.7	27.9
Cash and cash equivalents	822.2	822.2	822.2	—	—
Investment-type insurance contracts	(28,256.3)	(28,322.7)	—	(5,455.4)	(22,867.3)
Short-term debt	(28.0)	(28.0)	—	(28.0)	—
Long-term debt	(2,531.2)	(2,786.1)	—	(2,703.8)	(82.3)
Separate account liabilities	(128,480.5)	(127,131.0)	—	—	(127,131.0)
Bank deposits	(1,979.7)	(1,985.5)	(1,343.8)	(641.7)	—
Cash collateral payable	(148.3)	(148.3)	(148.3)	—	—

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

Other Investments

The fair value of commercial loans and certain consumer loans included in other investments is calculated by discounting expected cash flows through the estimated maturity date using market interest rates that reflect the credit and interest rate risk inherent in the loans. The estimate of term to maturity is based on historical experience, adjusted as required, for current economic and lending conditions. The effect of nonperforming loans is considered in assessing the credit risk inherent in the fair value estimate. These are reflected in Level 3. The fair value of certain tax credit investments are estimated by discounting expected future tax benefits using estimated investment return rates. These are reflected in Level 3. The carrying value of the remaining investments reported in this line item approximate their fair value. These are reflected in Level 2.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

The Principal Global Investors segment provides asset management services to our asset accumulation business, our insurance operations, the Corporate segment and third party clients.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

The U.S. Insurance Solutions segment provides individual life insurance and specialty benefits insurance, which consists of group dental and vision insurance, individual and group disability insurance, group life insurance and non-medical fee-for-service claims administration, throughout the United States.

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

As described in Note 1, Nature of Operations and Significant Accounting Policies, planned changes to our organizational structure will be reflected in our December 31, 2015, Form 10-K.

Management uses segment operating earnings in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized capital gains (losses), as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized capital gains (losses), as adjusted, are net of income taxes, related changes in the amortization pattern of DAC and related actuarial balances, recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and services, amortization of hedge accounting book value adjustments for certain discontinued hedges, net realized capital gains and losses distributed, noncontrolling interest capital gains and losses and certain market value adjustments to fee revenues. Net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on derivative instruments not designated as hedging instruments and exclude certain market value adjustments of embedded derivatives and realized capital gains (losses) associated with our exited group medical insurance business. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on derivatives not designated as hedging instruments), including their impact on recognition of front-end fee revenues, certain market value adjustments to fee revenues and amortization of hedge accounting book value adjustments for certain discontinued hedges, and revenue from our exited group medical insurance business. Segment operating revenues include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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

The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2015	December 31, 2014
	(in millions)
Assets:
Retirement and Investor Services	$141,570.5	$138,549.4
Principal Global Investors	1,094.5	1,175.1
Principal International	53,628.0	53,531.8
U.S. Insurance Solutions	22,068.6	21,554.5
Corporate	4,133.3	4,276.2
Total consolidated assets	$222,494.9	$219,087.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

	For the three months ended March 31,
	2015	2014
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$1,319.4	$1,261.2
Principal Global Investors	186.6	171.1
Principal International	236.2	300.4
U.S. Insurance Solutions	861.7	804.4
Corporate	(59.3)	(37.8)
Total segment operating revenues	2,544.6	2,499.3
Net realized capital gains (losses), net of related revenue adjustments	45.6	(21.1)
Other income on a tax indemnification	66.9	—
Exited group medical insurance business	0.2	0.4
Total revenues per consolidated statements of operations	$2,657.3	$2,478.6
Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$210.9	$216.5
Principal Global Investors	30.7	26.9
Principal International	59.9	63.3
U.S. Insurance Solutions	55.1	43.4
Corporate	(30.2)	(33.0)
Total segment operating earnings, net of related income taxes	326.4	317.1
Net realized capital gains (losses), as adjusted (1)	13.1	(22.9)
Other after-tax adjustments (2)	74.7	(0.5)
Net income available to common stockholders per consolidated statements of operations	$414.2	$293.7

(1)   Net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended March 31,
	2015	2014
	(in millions)
Net realized capital gains:
Net realized capital gains	$66.2	$0.6
Certain derivative and hedging-related adjustments	(19.7)	(21.8)
Certain market value adjustments to fee revenues	(1.1)	—
Recognition of front-end fee expense	0.2	0.1
Net realized capital gains (losses), net of related revenue adjustments	45.6	(21.1)
Amortization of deferred acquisition costs and other actuarial balances	(16.0)	(9.7)
Capital (gains) losses distributed	4.8	(3.1)
Certain market value adjustments of embedded derivatives	(0.9)	0.4
Noncontrolling interest capital gains	(2.8)	—
Income tax effect	(17.6)	10.6
Net realized capital gains (losses), as adjusted	$13.1	$(22.9)

(2)         For the three months ended March 31, 2015, other after-tax adjustments included the positive effect of a change in deferred tax balances related to the merger of two of our Chilean legal entities ($105.2 million) and the negative effect of:  (1) the impact of a court ruling on some uncertain tax positions ($30.3 million) and (2) losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.2 million).

For the three months ended March 31, 2014, other after-tax adjustments included the negative effect of losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

The following table summarizes operating revenues for our products and services:

	For the three months ended March 31,
	2015	2014
	(in millions)
Retirement and Investor Services:
Full service accumulation	$375.8	$385.2
Principal Funds	230.1	205.4
Individual annuities	451.1	413.3
Bank and trust services	24.9	21.2
Eliminations	(39.3)	(39.1)
Total Accumulation	1,042.6	986.0
Investment only	68.2	81.6
Full service payout	208.6	193.6
Total Guaranteed	276.8	275.2
Total Retirement and Investor Services	1,319.4	1,261.2
Principal Global Investors (1)	186.6	171.1
Principal International	236.2	300.4
U.S. Insurance Solutions:
Individual life insurance	395.4	383.8
Specialty benefits insurance	466.3	420.6
Total U.S. Insurance Solutions	861.7	804.4
Corporate	(59.3)	(37.8)
Total operating revenues	$2,544.6	$2,499.3
Total operating revenues	$2,544.6	$2,499.3
Net realized capital gains (losses), net of related revenue adjustments	45.6	(21.1)
Other income on a tax indemnification	66.9	—
Exited group medical insurance business	0.2	0.4
Total revenues per consolidated statements of operations	$2,657.3	$2,478.6

(1)     Reflects inter-segment revenues of $84.0 million and $73.0 million for the three months ended March 31, 2015 and 2014, respectively. These revenues are eliminated within the Corporate segment.

11.  Stock-Based Compensation Plans

As of March 31, 2015, we have the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Long-Term Performance Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of March 31, 2015, the maximum number of new shares of common stock that were available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 12.0 million.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the three months ended March 31,
	2015	2014
	(in millions)
Compensation cost	$18.4	$16.8
Related income tax benefit	6.0	5.7
Capitalized as part of an asset	0.7	0.7

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 0.6 million for the three months ended March 31, 2015. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the three months ended
March 31, 2015
Expected volatility	52.2%
Expected term (in years)	6.5
Risk-free interest rate	1.8%
Expected dividend yield	2.81%
Weighted average estimated fair value per common share	$20.43

As of March 31, 2015, we had $11.6 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.6 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the three months ended March 31, 2015. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $51.33 per common share.

As of March 31, 2015, we had $16.7 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2014 Stock Incentive Plan. Total restricted stock units granted were 0.8 million for the three months ended March 31, 2015. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $51.32 per common share.

As of March 31, 2015, we had $73.9 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

12. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended March 31,
	2015	2014
	(in millions, except per share data)
Net income	$429.1	$324.1
Subtract:
Net income attributable to noncontrolling interest	6.7	22.2
Preferred stock dividends	8.2	8.2
Adjustments to redemption amounts of redeemable noncontrolling interests	—	9.7
Total	$414.2	$284.0
Weighted-average shares outstanding:
Basic	294.8	295.8
Dilutive effects:
Stock options	1.7	1.6
Restricted stock units	1.8	1.8
Performance share awards	0.2	0.3
Diluted	298.5	299.5
Net income per common share:
Basic	$1.41	$0.96
Diluted	$1.39	$0.95

The calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014.

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG’s interest in all direct subsidiaries of PFG, (ii) Principal Life’s interest in all direct subsidiaries of Principal Life and (iii) PFS’s interest in Principal Life even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent’s investment and earnings. All intercompany balances and transactions, including elimination of the parent’s investment in subsidiaries, between PFG, Principal Life and PFS and all other subsidiaries have been eliminated, as shown in the column “Eliminations.” These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2015

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,898.9	$6,235.3	$(378.5)	$49,755.7
Fixed maturities, trading	—	311.7	262.3	—	574.0
Equity securities, available-for-sale	—	110.4	34.5	—	144.9
Equity securities, trading	—	0.3	874.8	—	875.1
Mortgage loans	—	11,111.6	1,178.3	(390.4)	11,899.5
Real estate	—	7.2	1,384.5	—	1,391.7
Policy loans	—	795.8	30.2	—	826.0
Investment in unconsolidated entities	12,636.7	2,450.6	5,982.8	(20,388.2)	681.9
Other investments	9.5	4,244.5	1,700.7	(3,241.0)	2,713.7
Cash and cash equivalents	475.4	113.9	917.6	(54.9)	1,452.0
Accrued investment income	0.1	472.3	60.2	(1.5)	531.1
Premiums due and other receivables	—	1,300.1	2,205.7	(2,275.8)	1,230.0
Deferred acquisition costs	—	2,783.9	236.9	—	3,020.8
Property and equipment	—	523.9	83.5	—	607.4
Goodwill	—	54.3	926.7	—	981.0
Other intangibles	—	25.4	1,265.8	—	1,291.2
Separate account assets	—	97,470.6	46,034.6	—	143,505.2
Other assets	448.5	847.1	2,980.4	(3,262.3)	1,013.7
Total assets	$13,570.2	$166,522.5	$72,394.8	$(29,992.6)	$222,494.9
Liabilities
Contractholder funds	$—	$32,810.2	$1,671.1	$(307.5)	$34,173.8
Future policy benefits and claims	—	20,177.9	4,670.1	(470.9)	24,377.1
Other policyholder funds	—	778.9	75.3	(1.1)	853.1
Short-term debt	—	—	27.2	—	27.2
Long-term debt	2,449.0	—	440.1	(374.5)	2,514.6
Income taxes currently payable	—	—	117.9	(105.9)	12.0
Deferred income taxes	—	766.6	839.2	(637.3)	968.5
Separate account liabilities	—	97,470.6	46,034.6	—	143,505.2
Other liabilities	698.6	6,123.9	5,823.2	(7,139.4)	5,506.3
Total liabilities	3,147.6	158,128.1	59,698.7	(9,036.6)	211,937.8

Redeemable noncontrolling interest	—	—	65.0	—	65.0

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	2.5	—	(2.5)	4.6
Additional paid-in capital	9,975.6	5,263.8	8,950.0	(14,213.8)	9,975.6
Retained earnings	6,420.4	1,956.4	3,099.8	(5,056.2)	6,420.4
Accumulated other comprehensive income	28.0	1,171.7	507.3	(1,679.0)	28.0
Treasury stock, at cost	(6,006.1)	—	—	—	(6,006.1)
Total stockholders’ equity attributable to PFG	10,422.6	8,394.4	12,557.1	(20,951.5)	10,422.6
Noncontrolling interest	—	—	74.0	(4.5)	69.5
Total stockholders’ equity	10,422.6	8,394.4	12,631.1	(20,956.0)	10,492.1
Total liabilities and stockholders’ equity	$13,570.2	$166,522.5	$72,394.8	$(29,992.6)	$222,494.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2014

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,649.7	$6,411.6	$(390.5)	$49,670.8
Fixed maturities, trading	—	298.5	306.1	—	604.6
Equity securities, available-for-sale	—	108.9	14.1	—	123.0
Equity securities, trading	—	0.3	839.9	—	840.2
Mortgage loans	—	10,972.6	1,188.6	(349.6)	11,811.6
Real estate	—	7.0	1,337.6	—	1,344.6
Policy loans	—	799.0	30.2	—	829.2
Investment in unconsolidated entities	12,446.5	2,787.9	5,745.7	(20,164.3)	815.8
Other investments	9.5	3,416.7	1,578.5	(2,610.7)	2,394.0
Cash and cash equivalents	412.4	602.7	1,253.6	(404.8)	1,863.9
Accrued investment income	—	449.2	58.1	(1.4)	505.9
Premiums due and other receivables	—	1,237.4	2,165.6	(2,190.0)	1,213.0
Deferred acquisition costs	—	2,754.6	238.4	—	2,993.0
Property and equipment	—	505.8	84.4	—	590.2
Goodwill	—	54.3	953.1	—	1,007.4
Other intangibles	—	25.7	1,297.8	—	1,323.5
Separate account assets	—	94,328.4	45,744.4	—	140,072.8
Other assets	450.7	873.2	2,768.6	(3,009.0)	1,083.5
Total assets	$13,319.1	$162,871.9	$72,016.3	$(29,120.3)	$219,087.0
Liabilities
Contractholder funds	$—	$33,428.3	$1,607.5	$(309.1)	$34,726.7
Future policy benefits and claims	—	19,768.1	4,718.2	(449.7)	24,036.6
Other policyholder funds	—	742.8	70.4	(0.5)	812.7
Short-term debt	—	—	28.0	—	28.0
Long-term debt	2,448.9	—	417.5	(335.2)	2,531.2
Income taxes currently payable	—	—	83.1	(71.6)	11.5
Deferred income taxes	—	629.9	1,022.5	(617.1)	1,035.3
Separate account liabilities	—	94,328.4	45,744.4	—	140,072.8
Other liabilities	686.2	5,793.0	5,845.5	(6,782.5)	5,542.2
Total liabilities	3,135.1	154,690.5	59,537.1	(8,565.7)	208,797.0

Redeemable noncontrolling interest	—	—	58.0	—	58.0

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	2.5	—	(2.5)	4.6
Additional paid-in capital	9,945.5	5,275.0	8,964.2	(14,239.2)	9,945.5
Retained earnings	6,114.1	1,817.2	2,858.6	(4,675.8)	6,114.1
Accumulated other comprehensive income	50.4	1,086.7	545.9	(1,632.6)	50.4
Treasury stock, at cost	(5,930.7)	—	—	—	(5,930.7)
Total stockholders’ equity attributable to PFG	10,184.0	8,181.4	12,368.7	(20,550.1)	10,184.0
Noncontrolling interest	—	—	52.5	(4.5)	48.0
Total stockholders’ equity	10,184.0	8,181.4	12,421.2	(20,554.6)	10,232.0
Total liabilities and stockholders’ equity	$13,319.1	$162,871.9	$72,016.3	$(29,120.3)	$219,087.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2015

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$850.6	$65.8	$—	$916.4
Fees and other revenues	—	549.1	508.3	(106.6)	950.8
Net investment income	0.3	530.1	269.4	(75.9)	723.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	413.3	(339.6)	—	73.7
Net other-than-temporary impairment recoveries on available-for-sale securities	—	14.0	—	—	14.0
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(21.2)	(0.3)	—	(21.5)
Net impairment losses on available-for-sale securities	—	(7.2)	(0.3)	—	(7.5)
Net realized capital gains (losses)	—	406.1	(339.9)	—	66.2
Total revenues	0.3	2,335.9	503.6	(182.5)	2,657.3
Expenses
Benefits, claims and settlement expenses	—	1,118.2	121.0	(2.9)	1,236.3
Dividends to policyholders	—	41.7	—	—	41.7
Operating expenses	38.6	578.7	388.4	(84.5)	921.2
Total expenses	38.6	1,738.6	509.4	(87.4)	2,199.2

Income (loss) before income taxes	(38.3)	597.3	(5.8)	(95.1)	458.1
Income taxes (benefits)	(16.3)	206.3	(160.7)	(0.3)	29.0
Equity in the net income (loss) of subsidiaries	444.4	(149.4)	294.4	(589.4)	—
Net income	422.4	241.6	449.3	(684.2)	429.1
Net income attributable to noncontrolling interest	—	—	6.7	—	6.7
Net income attributable to PFG	422.4	241.6	442.6	(684.2)	422.4
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$414.2	$241.6	$442.6	$(684.2)	$414.2

Net income	$422.4	$241.6	$449.3	$(684.2)	$429.1
Other comprehensive income (loss)	(85.7)	83.4	16.5	(36.4)	(22.2)
Comprehensive income	$336.7	$325.0	$465.8	$(720.6)	$406.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2015

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$11.7	$594.0	$(141.8)	$167.0	$630.9
Investing activities
Available-for-sale securities:
Purchases	—	(1,976.7)	(243.4)	—	(2,220.1)
Sales	—	463.4	109.9	(5.8)	567.5
Maturities	—	1,499.5	194.8	—	1,694.3
Mortgage loans acquired or originated	—	(526.9)	(63.6)	79.2	(511.3)
Mortgage loans sold or repaid	—	374.4	61.5	(27.0)	408.9
Real estate acquired	—	(0.3)	(87.6)	—	(87.9)
Net purchases of property and equipment	—	(26.7)	(6.1)	—	(32.8)
Dividends and returns of capital received from (contributions to) unconsolidated entities	225.4	(2.8)	125.4	(348.0)	—
Net change in other investments	(2.5)	(79.8)	(141.5)	175.7	(48.1)
Net cash provided by (used in) investing activities	222.9	(275.9)	(50.6)	(125.9)	(229.5)
Financing activities
Issuance of common stock	17.9	—	—	—	17.9
Acquisition of treasury stock	(75.4)	—	—	—	(75.4)
Proceeds from financing element derivatives	—	0.2	—	—	0.2
Payments for financing element derivatives	—	(19.3)	—	—	(19.3)
Excess tax benefits from share-based payment arrangements	0.4	4.7	7.9	—	13.0
Purchase of subsidiary shares from noncontrolling interest	—	—	(8.7)	—	(8.7)
Dividends to common stockholders	(106.3)	—	—	—	(106.3)
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	70.3	(67.2)	3.1
Principal repayments of long-term debt	—	—	(47.8)	28.0	(19.8)
Net repayments of short-term borrowings	—	—	(0.1)	—	(0.1)
Dividends and capital paid to parent	—	(125.4)	(222.6)	348.0	—
Investment contract deposits	—	1,204.7	73.1	—	1,277.8
Investment contract withdrawals	—	(1,869.7)	(2.2)	—	(1,871.9)
Net decrease in banking operation deposits	—	—	(13.5)	—	(13.5)
Other	—	(2.1)	—	—	(2.1)
Net cash used in financing activities	(171.6)	(806.9)	(143.6)	308.8	(813.3)
Net increase (decrease) in cash and cash equivalents	63.0	(488.8)	(336.0)	349.9	(411.9)
Cash and cash equivalents at beginning of period	412.4	602.7	1,253.6	(404.8)	1,863.9
Cash and cash equivalents at end of period	$475.4	$113.9	$917.6	$(54.9)	$1,452.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
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
March 31, 2015
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014.

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG’s interest in all direct subsidiaries of PFG and (ii) PFS’s interest in Principal Life and all other subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent’s investment and earnings. All intercompany balances and transactions, including elimination of the parent’s investment in subsidiaries, between PFG, PFS and Principal Life and all other subsidiaries have been eliminated, as shown in the column “Eliminations.” These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2015

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,755.7	$—	$49,755.7
Fixed maturities, trading	—	—	574.0	—	574.0
Equity securities, available-for-sale	—	—	144.9	—	144.9
Equity securities, trading	—	—	875.1	—	875.1
Mortgage loans	—	—	11,899.5	—	11,899.5
Real estate	—	—	1,391.7	—	1,391.7
Policy loans	—	—	826.0	—	826.0
Investment in unconsolidated entities	12,636.7	12,296.2	645.7	(24,896.7)	681.9
Other investments	9.5	131.1	2,573.1	—	2,713.7
Cash and cash equivalents	475.4	557.7	1,227.5	(808.6)	1,452.0
Accrued investment income	0.1	—	531.0	—	531.1
Premiums due and other receivables	—	0.8	1,228.3	0.9	1,230.0
Deferred acquisition costs	—	—	3,020.8	—	3,020.8
Property and equipment	—	—	607.4	—	607.4
Goodwill	—	—	981.0	—	981.0
Other intangibles	—	—	1,291.2	—	1,291.2
Separate account assets	—	—	143,505.2	—	143,505.2
Other assets	448.5	205.6	1,052.2	(692.6)	1,013.7
Total assets	$13,570.2	$13,191.4	$222,130.3	$(26,397.0)	$222,494.9
Liabilities
Contractholder funds	$—	$—	$34,173.8	$—	$34,173.8
Future policy benefits and claims	—	—	24,377.1	—	24,377.1
Other policyholder funds	—	—	853.1	—	853.1
Short-term debt	—	—	183.5	(156.3)	27.2
Long-term debt	2,449.0	—	65.6	—	2,514.6
Income taxes currently payable	—	13.7	68.2	(69.9)	12.0
Deferred income taxes	—	—	1,580.0	(611.5)	968.5
Separate account liabilities	—	—	143,505.2	—	143,505.2
Other liabilities	698.6	620.6	4,813.5	(626.4)	5,506.3
Total liabilities	3,147.6	634.3	209,620.0	(1,464.1)	211,937.8

Redeemable noncontrolling interest	—	—	65.0	—	65.0

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	—	17.8	(17.8)	4.6
Additional paid-in capital	9,975.6	8,950.0	9,382.4	(18,332.4)	9,975.6
Retained earnings	6,420.4	3,099.8	2,569.0	(5,668.8)	6,420.4
Accumulated other comprehensive income	28.0	507.3	408.6	(915.9)	28.0
Treasury stock, at cost	(6,006.1)	—	(2.0)	2.0	(6,006.1)
Total stockholders’ equity attributable to PFG	10,422.6	12,557.1	12,375.8	(24,932.9)	10,422.6
Noncontrolling interest	—	—	69.5	—	69.5
Total stockholders’ equity	10,422.6	12,557.1	12,445.3	(24,932.9)	10,492.1
Total liabilities and stockholders’ equity	$13,570.2	$13,191.4	$222,130.3	$(26,397.0)	$222,494.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2014

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,670.8	$—	$49,670.8
Fixed maturities, trading	—	—	604.6	—	604.6
Equity securities, available-for-sale	—	—	123.0	—	123.0
Equity securities, trading	—	—	840.2	—	840.2
Mortgage loans	—	—	11,811.6	—	11,811.6
Real estate	—	—	1,344.6	—	1,344.6
Policy loans	—	—	829.2	—	829.2
Investment in unconsolidated entities	12,446.5	12,042.5	781.9	(24,455.1)	815.8
Other investments	9.5	128.2	2,256.3	—	2,394.0
Cash and cash equivalents	412.4	907.2	1,598.0	(1,053.7)	1,863.9
Accrued investment income	—	—	505.9	—	505.9
Premiums due and other receivables	—	0.3	1,211.8	0.9	1,213.0
Deferred acquisition costs	—	—	2,993.0	—	2,993.0
Property and equipment	—	—	590.2	—	590.2
Goodwill	—	—	1,007.4	—	1,007.4
Other intangibles	—	—	1,323.5	—	1,323.5
Separate account assets	—	—	140,072.8	—	140,072.8
Other assets	450.7	167.6	1,117.7	(652.5)	1,083.5
Total assets	$13,319.1	$13,245.8	$218,682.5	$(26,160.4)	$219,087.0
Liabilities
Contractholder funds	$—	$—	$34,726.7	$—	$34,726.7
Future policy benefits and claims	—	—	24,036.6	—	24,036.6
Other policyholder funds	—	—	812.7	—	812.7
Short-term debt	—	—	182.5	(154.5)	28.0
Long-term debt	2,448.9	—	82.3	—	2,531.2
Income taxes currently payable	—	4.3	54.1	(46.9)	11.5
Deferred income taxes	—	—	1,626.1	(590.8)	1,035.3
Separate account liabilities	—	—	140,072.8	—	140,072.8
Other liabilities	686.2	872.8	4,862.4	(879.2)	5,542.2
Total liabilities	3,135.1	877.1	206,456.2	(1,671.4)	208,797.0

Redeemable noncontrolling interest	—	—	58.0	—	58.0

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	—	17.8	(17.8)	4.6
Additional paid-in capital	9,945.5	8,964.2	9,341.0	(18,305.2)	9,945.5
Retained earnings	6,114.1	2,858.6	2,283.2	(5,141.8)	6,114.1
Accumulated other comprehensive income	50.4	545.9	480.3	(1,026.2)	50.4
Treasury stock, at cost	(5,930.7)	—	(2.0)	2.0	(5,930.7)
Total stockholders’ equity attributable to PFG	10,184.0	12,368.7	12,120.3	(24,489.0)	10,184.0
Noncontrolling interest	—	—	48.0	—	48.0
Total stockholders’ equity	10,184.0	12,368.7	12,168.3	(24,489.0)	10,232.0
Total liabilities and stockholders’ equity	$13,319.1	$13,245.8	$218,682.5	$(26,160.4)	$219,087.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2015

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$916.4	$—	$916.4
Fees and other revenues	—	0.1	950.8	(0.1)	950.8
Net investment income	0.3	0.2	721.8	1.6	723.9
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	2.1	71.5	0.1	73.7
Net other-than-temporary impairment recoveries on available-for-sale securities	—	—	14.0	—	14.0
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(21.5)	—	(21.5)
Net impairment losses on available-for-sale securities	—	—	(7.5)	—	(7.5)
Net realized capital gains	—	2.1	64.0	0.1	66.2
Total revenues	0.3	2.4	2,653.0	1.6	2,657.3
Expenses
Benefits, claims and settlement expenses	—	—	1,236.3	—	1,236.3
Dividends to policyholders	—	—	41.7	—	41.7
Operating expenses	38.6	(0.7)	883.5	(0.2)	921.2
Total expenses	38.6	(0.7)	2,161.5	(0.2)	2,199.2

Income (loss) before income taxes	(38.3)	3.1	491.5	1.8	458.1
Income taxes (benefits)	(16.3)	4.3	41.0	—	29.0
Equity in the net income of subsidiaries	444.4	443.8	—	(888.2)	—
Net income	422.4	442.6	450.5	(886.4)	429.1
Net income attributable to noncontrolling interest	—	—	6.7	—	6.7
Net income attributable to PFG	422.4	442.6	443.8	(886.4)	422.4
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$414.2	$442.6	$443.8	$(886.4)	$414.2

Net income	$422.4	$442.6	$450.5	$(886.4)	$429.1
Other comprehensive loss	(85.7)	(41.0)	(71.3)	175.8	(22.2)
Comprehensive income	$336.7	$401.6	$379.2	$(710.6)	$406.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2015

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$11.7	$(265.8)	$653.5	$231.5	$630.9
Investing activities
Available-for-sale securities:
Purchases	—	—	(2,220.1)	—	(2,220.1)
Sales	—	—	567.5	—	567.5
Maturities	—	—	1,694.3	—	1,694.3
Mortgage loans acquired or originated	—	—	(511.3)	—	(511.3)
Mortgage loans sold or repaid	—	—	408.9	—	408.9
Real estate acquired	—	—	(87.9)	—	(87.9)
Net purchases of property and equipment	—	—	(32.8)	—	(32.8)
Dividends and returns of capital received from unconsolidated entities	225.4	159.1	—	(384.5)	—
Net change in other investments	(2.5)	(17.4)	(43.6)	15.4	(48.1)
Net cash provided by (used in) investing activities	222.9	141.7	(225.0)	(369.1)	(229.5)
Financing activities
Issuance of common stock	17.9	—	—	—	17.9
Acquisition of treasury stock	(75.4)	—	—	—	(75.4)
Proceeds from financing element derivatives	—	—	0.2	—	0.2
Payments for financing element derivatives	—	—	(19.3)	—	(19.3)
Excess tax benefits from share-based payment arrangements	0.4	—	12.6	—	13.0
Purchase of subsidiary shares from noncontrolling interest	—	—	(8.7)	—	(8.7)
Dividends to common stockholders	(106.3)	—	—	—	(106.3)
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	3.1	—	3.1
Principal repayments of long-term debt	—	—	(19.8)	—	(19.8)
Net proceeds from (repayments of) short-term borrowings	—	—	1.7	(1.8)	(0.1)
Dividends and capital paid to parent	—	(225.4)	(159.1)	384.5	—
Investment contract deposits	—	—	1,277.8	—	1,277.8
Investment contract withdrawals	—	—	(1,871.9)	—	(1,871.9)
Net decrease in banking operation deposits	—	—	(13.5)	—	(13.5)
Other	—	—	(2.1)	—	(2.1)
Net cash used in financing activities	(171.6)	(225.4)	(799.0)	382.7	(813.3)
Net increase (decrease) in cash and cash equivalents	63.0	(349.5)	(370.5)	245.1	(411.9)
Cash and cash equivalents at beginning of period	412.4	907.2	1,598.0	(1,053.7)	1,863.9
Cash and cash equivalents at end of period	$475.4	$557.7	$1,227.5	$(808.6)	$1,452.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2014

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$1.1	$(265.4)	$703.6	$152.0	$591.3
Investing activities
Available-for-sale securities:
Purchases	—	—	(2,659.5)	—	(2,659.5)
Sales	—	—	475.3	—	475.3
Maturities	—	—	1,495.9	—	1,495.9
Mortgage loans acquired or originated	—	—	(319.3)	—	(319.3)
Mortgage loans sold or repaid	—	—	335.1	—	335.1
Real estate acquired	—	—	(182.2)	—	(182.2)
Net purchases of property and equipment	—	—	(49.8)	—	(49.8)
Dividends and returns of capital received from unconsolidated entities	116.5	280.3	—	(396.8)	—
Net change in other investments	(2.2)	(13.4)	84.8	—	69.2
Net cash provided by (used in) investing activities	114.3	266.9	(819.7)	(396.8)	(835.3)
Financing activities
Issuance of common stock	16.1	—	—	—	16.1
Acquisition of treasury stock	(89.0)	—	—	—	(89.0)
Proceeds from financing element derivatives	—	—	14.4	—	14.4
Payments for financing element derivatives	—	—	(12.7)	—	(12.7)
Excess tax benefits from share-based payment arrangements	0.1	—	4.8	—	4.9
Purchase of subsidiary shares from noncontrolling interest	—	—	(25.3)	—	(25.3)
Dividends to common stockholders	(82.7)	—	—	—	(82.7)
Issuance of long-term debt	—	—	14.0	—	14.0
Principal repayments of long-term debt	—	—	(100.1)	—	(100.1)
Net repayments of short- term borrowings	—	—	(41.4)	41.1	(0.3)
Dividends and capital received from (paid to) parent	—	(116.5)	(280.3)	396.8	—
Investment contract deposits	—	—	1,319.7	—	1,319.7
Investment contract withdrawals	—	—	(1,751.5)	—	(1,751.5)
Net decrease in banking operation deposits	—	—	(39.1)	—	(39.1)
Other	—	—	(3.1)	—	(3.1)
Net cash used in financing activities	(155.5)	(116.5)	(900.6)	437.9	(734.7)
Net decrease in cash and cash equivalents	(40.1)	(115.0)	(1,016.7)	193.1	(978.7)
Cash and cash equivalents at beginning of period	131.5	688.7	2,384.0	(832.4)	2,371.8
Cash and cash equivalents at end of period	$91.4	$573.7	$1,367.3	$(639.3)	$1,393.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2015, compared with December 31, 2014, and our consolidated results of operations for the three months ended March 31, 2015 and 2014, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2014, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) continued volatility or declines in the equity, bond or real estate markets could reduce our assets under management (“AUM”) and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period; (5) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (6) our valuation of investments and the determinations of the amount of the allowances and impairments taken on our investments may include methodologies, estimations and assumptions which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition; (7) any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition; (8) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (9) the pattern of amortizing our DAC and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of the DAC and other actuarial balances and the timing of our net income; (10) we may not be able to protect our intellectual property and may be subject to infringement claims; (11) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (12) changes in laws or regulations may reduce our profitability; (13) changes in accounting standards may reduce the transparency of our reported profitability and financial condition; (14) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (15) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (16) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests; (17) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (18) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (19) guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (20) if we are unable to attract and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted; (21) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (22) we may need to fund deficiencies in our Closed Block assets; (23) a pandemic, terrorist attack, military action or other catastrophic event could adversely affect our net income; (24) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (25) we face risk arising from acquisition of businesses; (26) a computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our profitability; (27) loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses; and (28) our financial results may be adversely impacted by global climate changes.

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

In February 2015 we announced planned changes to our organizational structure to better align businesses, distribution teams and product offerings for future growth. We plan to implement these changes during 2015 and will report our consolidated financial statements under the new structure in our December 31, 2015 10-K. The changes are not expected to have a material impact on our consolidated financial statements.

Transactions Affecting Comparability of Results of Operations

Acquisitions

We entered into acquisition agreements for the following businesses.

AXA Hong Kong Pension Business. On November 7, 2014, we announced we will acquire AXA’s Mandatory Provident Fund and Occupational Retirement Schemes Ordinance pension business in Hong Kong for approximately $335.0 million. As part of the transaction, we will enter into an exclusive 15-year distribution agreement with AXA to provide co-branded pension products through AXA’s extensive agency network in Hong Kong. The transaction is expected to close in the second half of 2015, subject to regulatory approvals. Upon approval, we will nearly double the AUM in our Hong Kong pension business to $6.0 billion.

Columbus Circle Investors. On September 30, 2014, we acquired an additional 24.65% interest in Columbus Circle Investors from the minority shareholder partners. We now own 95% of Columbus Circle Investors and are contracted to purchase the remaining 5% from the minority shareholder partners in two installments in April 2015 and April 2016. Columbus Circle Investors is consolidated within our Principal Global Investors segment.

Other

Chilean Legal Entity Merger. In January 2015, we received regulatory approval and executed upon the merger of two of our Chilean legal entities. As a result of the merger, we recognized a $105.2 million benefit in net income available to common stockholders in first quarter 2015 to reflect a change in deferred tax balances related to the merged entity.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment operating earnings were negatively impacted $10.3 million for the three months ended March 31, 2015, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Stock-Based Compensation Plans.”

Employee and Agent Benefits Expense

The 2015 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $123.3 million pre-tax, which is a $38.3 million increase from the 2014 pre-tax pension expense of $85.0 million. This increase is due to a decrease in the discount rate from 4.90% for 2014 to 4.00% for 2015 and a change in the mortality assumptions. Offsetting these increases were a better than expected asset return in 2014 and an increase in the expected long-term return on plan assets to 7.20% for 2015 from 6.75% used in 2014. Pre-tax pension expense of $30.8 million and $21.4 million was reflected in the determination of net income for the three months ended March 31, 2015 and 2014, respectively.

The 2015 annual other postemployment benefit (“OPEB”) plan expense (income) for employees and certain agents is expected to be $(44.7) million pre-tax, which is a $3.6 million decrease from the 2014 pre-tax OPEB income of $(48.3) million. The weighted average expected long-term return on plan assets used to develop the expense (income) in 2015 was 5.36% which was based on weighted average expected long-term asset returns for the medical, life and long-term care plan. The discount rate used to develop the 2015 expense (income) decreased to 4.00%, down from 4.90% used in 2014. The mortality table was changed for the calculation of the OPEB liabilities as well, but it had little impact. The pre-tax expense (income) of $(11.2) million and $(12.1) million was reflected in the determination of net income for the three months ended March 31, 2015 and 2014, respectively.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
			Increase
	2015	2014	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$916.4	$803.6	$112.8
Fees and other revenues	950.8	829.7	121.1
Net investment income	723.9	844.7	(120.8)
Net realized capital gains, excluding impairment losses on available-for-sale securities	73.7	19.8	53.9
Net other-than-temporary impairment recoveries on available-for-sale securities	14.0	10.9	3.1
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(21.5)	(30.1)	8.6
Net impairment losses on available-for-sale securities	(7.5)	(19.2)	11.7
Net realized capital gains	66.2	0.6	65.6
Total revenues	2,657.3	2,478.6	178.7
Expenses:
Benefits, claims and settlement expenses	1,236.3	1,227.5	8.8
Dividends to policyholders	41.7	45.7	(4.0)
Operating expenses	921.2	829.0	92.2
Total expenses	2,199.2	2,102.2	97.0
Income before income taxes	458.1	376.4	81.7
Income taxes	29.0	52.3	(23.3)
Net income	429.1	324.1	105.0
Net income attributable to noncontrolling interest	6.7	22.2	(15.5)
Net income attributable to Principal Financial Group, Inc.	422.4	301.9	120.5
Preferred stock dividends	8.2	8.2	—
Net income available to common stockholders	$414.2	$293.7	$120.5

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Income Available to Common Stockholders

Net income available to common stockholders increased due to a change in deferred tax balances related to the merger of two of our Chilean legal entities and gains versus losses attributable to derivatives not designated as hedging instruments. These increases were partially offset by the impact of a court ruling on some uncertain tax positions.

Total Revenues

Premiums increased $67.2 million for the Retirement and Investor Services segment primarily due to growth in our payout annuity block of business. In addition, premiums increased $52.1 million for the U.S. Insurance Solutions segment primary due to growth from strong retention and sales and the recovery of reinsurance premiums.

Fees and other revenues increased $56.1 million for the Corporate segment primarily due to other income on a tax indemnification. In addition, fee revenues increased $41.9 million for the Retirement and Investor Services segment primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business.

Net investment income decreased due to lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and lower investment yields and prepayments on our invested assets and cash in our U.S. operations. In addition, net investment income decreased due to gains on the sale of certain real estate in the first quarter of 2014.

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains increased due to gains versus losses attributable to derivatives not designated as hedging instruments. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $51.5 million for the Retirement and Investor Services segment primarily due to an increase in reserves resulting from growth in our payout annuity block of business. In addition, benefits, claims and settlement expenses increased $11.2 million for the U.S. Insurance Solutions segment primarily due to growth in the business partially offset by lower mortality.  Benefits, claims and settlement expenses decreased $56.9 million for the Principal International segment due to lower inflation-based interest crediting rates to customers.

Operating expenses increased $32.6 million for the U.S. Insurance Solutions segment due to growth in the business, reimbursement of a reinsurance expense allowance, increased sales related expenses and higher staff related costs, including pension and other postretirement benefits. Operating expenses increased $31.1 million for the Corporate segment primarily due to the negative impact of a court ruling on some uncertain tax positions. Operating expenses increased $24.5 million for the Retirement and Investor Services segment primarily due to higher sub-advisory fee costs and an increase in non-deferrable distribution costs stemming from an increase in average account values, which resulted from positive equity market performance.

Income Taxes

The effective income tax rates were 6% and 14% for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rate for the three months ended March 31, 2015, was lower than the U.S. statutory rate primarily due to a change in deferred tax balances related to the merger of two of our Chilean legal entities and income tax deductions allowed for corporate dividends received partially offset by the negative impact of a court ruling on some uncertain tax positions. The effective income tax rate for the three months ended March 31, 2014, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, tax credits and the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income. The effective income tax rate decreased to 6% from 14% for the three months ended March 31, 2015 and 2014, respectively, primarily due to a change in deferred tax balances related to the merger of two of our Chilean legal entities partially offset by the impact of a court ruling on some uncertain tax positions.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 10, Segment Information.”

Retirement and Investor Services Segment

Retirement and Investor Services Segment Summary Financial Data

Net revenue is a key metric used to understand Retirement and Investor Services (“RIS”) earnings growth. Net revenue is defined as operating revenues less benefits, claims and settlement expenses less dividends to policyholders. Net revenue from our Accumulation products is primarily fee based and is impacted by changes in the equity markets. Net revenue from our Guaranteed products is driven by our ability to earn an investment spread. Accumulation net revenue has grown due to improvement in the equity markets as well as growth in the block of business. Guaranteed net revenue has decreased due to a decline in variable investment income.

The following table presents the RIS net revenue for the periods indicated:

	For the three months ended March 31,
			Increase
	2015	2014	(decrease)
	(in millions)
Net revenue:
Accumulation	$649.1	$628.4	$20.7
Guaranteed	43.0	54.4	(11.4)
Total Retirement and Investor Services	$692.1	$682.8	$9.3

The following table presents certain summary financial data relating to the RIS segment for the periods indicated:

	For the three months ended March 31
			Increase
	2015	2014	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$351.5	$284.3	$67.2
Fees and other revenues	529.5	486.5	43.0
Net investment income	438.4	490.4	(52.0)
Total operating revenues	1,319.4	1,261.2	58.2
Expenses:
Benefits, claims and settlement expenses	627.3	578.4	48.9
Operating expenses	443.9	422.8	21.1
Total expenses	1,071.2	1,001.2	70.0
Operating earnings before income taxes	248.2	260.0	(11.8)
Income taxes	37.3	43.5	(6.2)
Operating earnings	$210.9	$216.5	$(5.6)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating Earnings

Operating earnings decreased $7.3 million in our Guaranteed business primarily due to a decrease in variable investment income resulting from a decline in loan prepayment activity and associated fees. Operating earnings increased $1.7 million in our Accumulation business primarily due to growth in our individual annuities lines of business.

Net Revenue

Net revenue increased $20.7 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from generally positive equity market performance and growth in the business. Net revenue decreased $11.4 million in our Guaranteed business primarily due to a decrease in variable investment income resulting from a decline in loan prepayment activity and associated fees.

Operating Expenses

Operating expenses increased $20.9 million in our Accumulation business primarily due to higher sub-advisory fee costs and an increase in non-deferrable distribution costs stemming from positive equity market performance. In addition, operating expenses increased due to higher staff related costs resulting from an increase in pension and other postretirement benefits.

Income Taxes

The effective income tax rates for the segment were 15% and 17% for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and tax credits.

Principal Global Investors Segment

Principal Global Investors Segment Summary Financial Data

AUM is a key indicator of earnings growth for the Principal Global Investors segment, as AUM is the base by which we generate revenues. Net cash flow and market performance are the two main drivers of AUM growth. Net cash flow reflects our ability to attract and retain client deposits. Market performance reflects equity, fixed income, real estate and other alternative investment market performance. The percentage growth in revenues of the segment will generally track with the percentage growth in AUM. This trend may vary due to changes in business and/or product mix.

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended March 31,
	2015	2014
	(in billions)
AUM, beginning of period	$314.0	$292.1
Net cash flow	5.3	1.1
Investment performance (1)	6.0	5.4
Other	(1.1)	(0.7)
AUM, end of period	$324.2	$297.9

(1)            Variations in investment performance are primarily the result of fluctuations in market performance over time.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2015	2014	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$185.3	$169.6	$15.7
Net investment income	1.3	1.5	(0.2)
Total operating revenues	186.6	171.1	15.5
Expenses:
Total expenses	136.7	126.0	10.7
Operating earnings before income taxes and noncontrolling interest	49.9	45.1	4.8
Income taxes	18.1	14.6	3.5
Operating earnings attributable to noncontrolling interest	1.1	3.6	(2.5)
Operating earnings	$30.7	$26.9	$3.8

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating Earnings

Operating earnings increased due to higher management fee revenue as a result of increased AUM, performance fees realized in our real estate business and our increased ownership of Columbus Circle Investors. This revenue growth was partially offset by related expense growth to support our business.

Income Taxes

The effective income tax rates for the segment were 36% and 32% for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rate for the three months ended March 31, 2015, was higher than the U.S. statutory rate primarily due to a valuation allowance on certain foreign deferred tax assets partially offset by the inclusion of income attributable to noncontrolling interest in pre-tax operating earnings without inclusion of the income taxes reported by us as the controlling interest. The effective income tax rate for the three months ended March 31, 2014, was lower than the U.S. statutory rate primarily due to the inclusion of income attributable to noncontrolling interest in pre-tax operating earnings without inclusion of the income taxes reported by us as the controlling interest. The effective income tax rate increased to 36% from 32% primarily due to our increased ownership in Columbus Circle Investors lessening the impact of operating earnings attributable to noncontrolling interest and a valuation allowance on certain foreign deferred tax assets reported in 2015.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended March 31,
	2015	2014
	(in billions)

AUM, beginning of period	$114.6	$104.5
Net cash flow (1)	2.3	2.0
Investment performance (2)	3.1	2.3
Operations acquired (3)	0.9	—
Effect of exchange rates	(9.8)	—
Other	(0.2)	0.3
AUM, end of period	$110.9	$109.1

(1)               Positive net cash flows are primarily due to continued strong distribution results.

(2)               Variations in investment performance are primarily the result of fluctuations in market performance over time.

(3)               Reflects the acquisition of Finansa Asset Management Limited in January 2015.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended March 31,
			Increase
	2015	2014	(decrease)
	(in millions)

Net revenue	$150.9	$155.9	$(5.0)

For the three months ended March 31, 2015 compared to March 31, 2014, net revenue decreased primarily due to the weakening of the Latin American currencies against the U.S. dollar. This was partially offset by higher earnings in our equity method investment in Brazil and higher fees resulting from higher mandatory deposits and average mutual fund AUM in Chile.

The following table presents certain summary financial data of the Principal International segment for the periods indicated.

	For the three months ended March 31,
			Increase
	2015	2014	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$42.9	$49.3	$(6.4)
Fees and other revenues	99.8	104.1	(4.3)
Net investment income	93.5	147.0	(53.5)
Total operating revenues	236.2	300.4	(64.2)
Expenses:
Benefits, claims and settlement expenses	85.3	144.5	(59.2)
Operating expenses	84.3	84.6	(0.3)
Total expenses	169.6	229.1	(59.5)
Operating earnings before income taxes and noncontrolling interest	66.6	71.3	(4.7)
Income taxes	6.3	6.7	(0.4)
Operating earnings attributable to noncontrolling interest	0.4	1.3	(0.9)
Operating earnings	$59.9	$63.3	$(3.4)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating Earnings

Operating earnings decreased primarily due to the weakening of the Latin American currencies against the U.S. dollar, lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and higher overall expenses due to growth of the business. These were partially offset by higher earnings in our equity method investment in Brazil and higher fees in Chile resulting from higher mandatory deposits and average mutual fund AUM.

Operating Revenues

Premiums decreased primarily due to the weakening of the Chilean peso against the U.S. dollar.

Fees and other revenues decreased primarily due to the weakening of the Chilean peso and Mexican peso against the U.S. dollar.  This was partially offset by higher fees in Chile resulting from higher mandatory deposits and average mutual fund AUM.

Net investment income decreased primarily due to lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile.

Total Expenses

Benefits, claims and settlement expenses decreased due to lower inflation-based interest crediting rates to customers.

Operating expenses decreased primarily due to the weakening of the Chilean peso and Mexican peso against the U.S. dollar. This was offset by higher overall expenses due to growth of the business.

Income Taxes

The effective income tax rate for the segment was 9% for both the three months ended March 31, 2015 and 2014. The effective income tax rate was lower than the U.S. statutory rate primarily due to the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions.

U.S. Insurance Solutions Segment

Several key drivers impact earnings growth in the U.S. Insurance Solutions segment. The ability of our distribution channels to generate new sales and retain existing business drives growth in our premiums and fees. Our earnings growth also depends on our ability to price our products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring and administering those products. Factors impacting pricing decisions include competitive conditions, economic trends, persistency, our ability to assess and manage trends in mortality and morbidity and our ability to manage operating expenses.

U.S. Insurance Solutions Insurance Trends

Premiums and fees are a key metric for growth in the U.S. Insurance Solutions segment.  We receive premiums on our traditional life insurance products as well as on our specialty benefits insurance products. Fees are generated from our universal life and variable universal life insurance products as well as our specialty benefits fee-for-service products.

Premiums and fees are influenced by economic, industry and regulatory trends. Due to the declining interest rate environment in recent years, we have intentionally increased sales of non-interest sensitive traditional products in our individual life insurance business.  Premiums and fees in our specialty benefits insurance business have increased due to improved sales and retention, as well as recovery in underlying salaries and membership growth in existing group contracts.

The following table presents the U.S. Insurance Solutions segment premiums and fees for the periods indicated:

	For the three months ended March 31,
			Increase
	2015	2014	(decrease)
	(in millions)
Premium and fee revenues:
Individual life insurance	$247.8	$234.6	$13.2
Specialty benefits insurance	435.6	385.1	50.5

U.S. Insurance Solutions Segment Summary Financial Data

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2015	2014	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$522.0	$469.9	$52.1
Fees and other revenues	161.4	149.8	11.6
Net investment income	178.3	184.7	(6.4)
Total operating revenues	861.7	804.4	57.3
Expenses:
Benefits, claims and settlement expenses	508.2	497.9	10.3
Dividends to policyholders	42.0	45.4	(3.4)
Operating expenses	229.6	198.4	31.2
Total expenses	779.8	741.7	38.1
Operating earnings before income taxes	81.9	62.7	19.2
Income taxes	26.8	19.3	7.5
Operating earnings	$55.1	$43.4	$11.7

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating Earnings

Operating earnings in our individual life insurance business increased $8.2 million primarily due to lower mortality and larger growth, partially offset by a decline in bond prepayment activity and associated fees. In addition, operating earnings in our specialty benefits insurance business increased $3.5 million due to recovery of reinsurance premiums and improved loss ratios. These increases were partially offset by higher sales related expenses and staff related costs, including pension and other postretirement benefits.

Revenues

Premiums and fees increased $50.5 million in our specialty benefits insurance business due to growth from strong retention and sales and the recovery of reinsurance premiums. In addition, premiums and fees increased $13.2 million in our individual life insurance business primarily due to growth in the business.

Net investment income decreased as a result of a decline in bond prepayment activity and associated fees.

Total Expenses

Benefits, claims and settlement expenses increased $14.7 million in our specialty benefits insurance business primarily due to growth in the business. Benefits, claims and settlement expenses decreased $4.4 million in our individual life insurance business primarily due to lower mortality partially offset by growth in the business.

Operating expenses increased $25.1 million in our specialty benefits insurance business due to growth in the business, reimbursement of a reinsurance expense allowance, increased sales related expenses and higher staff related costs, including pension and other postretirement benefits.

Income Taxes

The effective income tax rates for the segment were 33% and 31% for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to the interest exclusion from taxable income.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2015	2014	(decrease)
		(in millions)
Operating revenues:
Total operating revenues	$(59.3)	$(37.8)	$(21.5)
Expenses:
Total expenses	(20.7)	(9.4)	(11.3)
Operating loss before income taxes, preferred stock dividends and noncontrolling interest	(38.6)	(28.4)	(10.2)
Income tax benefits	(16.8)	(20.9)	4.1
Preferred stock dividends	8.2	8.2	—
Operating earnings attributable to noncontrolling interest	0.2	17.3	(17.1)
Operating loss	$(30.2)	$(33.0)	$2.8

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating Loss

The operating loss decreased due to expenses associated with the redemption of surplus notes in the first quarter of 2014.

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

We perform rigorous liquidity stress testing to ensure our asset portfolio includes sufficient high quality liquid assets that could be utilized to bolster our liquidity position under increasingly stressed market conditions. These assets could be utilized as collateral for secured borrowing transactions with various third parties or by selling the securities in the open market if needed.

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of March 31, 2015, approximately $8.3 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment-type insurance contracts as of March 31, 2015.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$9,316.2	33.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,370.4	22.8
Market value adjustments	5,106.0	18.3
Subject to discretionary withdrawal without adjustments	7,126.3	25.5
Total domestic investment-type insurance contracts	$27,918.9	100.0%

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

As of March 31, 2015 and December 31, 2014, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,005.0 million for both periods. As of March 31, 2015 and December 31, 2014, we had $27.2 million and $28.0 million, respectively, of outstanding borrowings, with no assets pledged as support as of March 31, 2015. During the first quarter of 2015, we extended or renewed $900.0 million of our revolving credit facilities. The facilities and their new maturity dates include a $400.0 million 5-year facility with PFG, PFS and Principal Life as co-borrowers that matures March 2020; a $300.0 million 364-day facility with Principal Life as borrower that matures March 2016; and a $200.0 million 3-year credit facility with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, maturing March 2020. The revolving credit facilities are committed and provide 100% back-stop support for our commercial paper program. The $300.0 million and the $400.0 million facilities are supported by sixteen banks and the $200.0 million facility is supported by fifteen banks, most of which have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable there is a very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. Extraordinary dividends include those made within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on December 31, 2014, statutory results, the dividend limitation for Principal Life is approximately $615.2 million in 2015.

Total stockholder dividends paid by Principal Life to its parent as of March 31, 2015, were $100.0 million. As of March 31, 2015, we had $640.7 million of cash and liquid assets in the holding companies.

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

Net cash provided by operating activities was $630.9 million and $591.3 million for the three months ended March 31, 2015 and 2014, respectively. From our insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2015 compared to 2014 is primarily due to growth in the business, as well as fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $229.5 million and $835.3 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash used in investing activities in 2015 compared to 2014 is primarily the result of net sales and maturities of investments in the current year, used to fund maturities of guaranteed investment contracts in the current period, compared to net purchases of investments in 2014.

Net cash used in financing activities was $813.3 million and $734.7 million for the three months ended March 31, 2015 and 2014, respectively. The increase in cash used in financing activities is the result of increased net withdrawals of investment contracts offset in part by the redemption of surplus notes in 2014.

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

Preferred Stock Dividend Restrictions and Payments. The certificates of designation for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of March 31, 2015, we have no preferred dividend restrictions. The dividend payments on our preferred stock are not mandatory or cumulative, as our Board of Directors approves each quarterly dividend payment.

Short-Term Debt. The components of short-term debt were as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Other recourse short-term debt	$27.2	$28.0
Total short-term debt	$27.2	$28.0

Long-Term Debt. As of March 31, 2015, there have been no significant changes to long-term debt since December 31, 2014.

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	March 31, 2015	December 31, 2014
	(in millions)
Dividends to stockholders	$106.3	$376.6
Repurchase of common stock	75.4	222.7
Total cash returned to stockholders	$181.7	$599.3

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	March 31, 2015	December 31, 2014
	($ in millions)
Debt:
Short-term debt	$27.2	$28.0
Long-term debt	2,514.6	2,531.2
Total debt	2,541.8	2,559.2

Equity excluding AOCI	10,394.6	10,133.6
Total capitalization excluding AOCI	$12,936.4	$12,692.8
Debt to equity excluding AOCI	24%	25%
Debt to capitalization excluding AOCI	20%	20%

Contractual Obligations and Contractual Commitments

As of March 31, 2015, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2014.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of March 31, 2015, there have been no significant changes to guarantees and indemnifications since December 31, 2014. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength Rating and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ratings and other factors.

In April 2015, Fitch affirmed PFG’s credit ratings and the financial strength ratings of Principal Life and Principal National Life Insurance Company at ‘AA-’. The outlook remains ‘stable’ for all ratings. Fitch noted our strong capitalization and stable, balanced operating profitability. Fitch also cited the contribution of Cuprum to overall profitability, higher fee-based revenue from growing account values and gradually declining financial leverage.

In January 2015, A.M. Best completed its annual review, and affirmed the ratings of PFG and its subsidiaries. Principal Life’s financial strength rating was affirmed at ‘A+’. The outlook remains ‘stable’ for all ratings. Principal Life’s ratings reflect our diversified revenue sources, consistent operating earnings and solid balance sheet. The ratings also reflect our position as a leading provider of defined contribution plans, defined benefit plans, plan termination annuities and nonqualified plans in the United States.

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

As of March 31, 2015, 39% of our net assets (liabilities) were Level 1, 58% were Level 2 and 3% were Level 3. Excluding separate account assets as of March 31, 2015, 2% of our net assets (liabilities) were Level 1, 97% were Level 2 and 1% were Level 3.

As of December 31, 2014, 39% of our net assets (liabilities) were Level 1, 58% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2014, 2% of our net assets (liabilities) were Level 1, 97% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2015, were $6,315.4 million as compared to $6,350.1 million as of December 31, 2014. The decrease was primarily related to losses on bifurcated embedded derivatives in investment-type insurance contracts and derivative liabilities as well as a sale of certain real estate where the fair value option was elected.  This decrease was partially offset by gains on other invested assets and real estate included in our separate account assets.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2014, were $5,899.5 million as compared to $5,885.5 million as of December 31, 2013. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets. This increase was partially offset by net transfers out of Level 3 into Level 2 for certain fixed maturities, available-for-sale.  The transfers out of Level 3 were due to our obtaining prices from third party pricing vendors or using the internal models based on substantially observable market information versus relying on broker quotes or utilizing significant unobservable inputs.

Investments

We had total consolidated assets as of March 31, 2015, of $222,494.9 million, of which $68,862.5 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2015, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	March 31, 2015		December 31, 2014
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$34,895.9	51%	$34,863.2	51%
Private	15,433.8	22	15,412.2	23
Equity securities	1,020.0	1	963.2	1
Mortgage loans:
Commercial	10,793.0	16	10,696.9	15
Residential	1,106.5	2	1,114.7	2
Real estate held for sale	146.1	—	174.0	—
Real estate held for investment	1,245.6	2	1,170.6	2
Policy loans	826.0	1	829.2	1
Other investments	3,395.6	5	3,209.8	5
Total invested assets	68,862.5	100%	68,433.8	100%
Cash and cash equivalents	1,452.0		1,863.9
Total invested assets and cash	$70,314.5		$70,297.7

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

	For the three months ended March 31,
	2015		2014		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.3%	$511.8	4.8%	$578.5	(0.5)%	$(66.7)
Equity securities	9.7	24.0	9.2	19.5	0.5	4.5
Mortgage loans - commercial	4.7	125.0	5.5	141.2	(0.8)	(16.2)
Mortgage loans - residential	4.1	11.4	7.2	21.9	(3.1)	(10.5)
Real estate	4.9	16.8	18.2	60.7	(13.3)	(43.9)
Policy loans	5.7	11.8	5.8	12.4	(0.1)	(0.6)
Cash and cash equivalents	0.4	1.8	0.4	1.7	—	0.1
Other investments	4.9	40.4	3.8	27.9	1.1	12.5
Total before investment expenses	4.4	743.0	5.1	863.8	(0.7)	(120.8)
Investment expenses	(0.1)	(19.1)	(0.1)	(19.1)	—	—
Net investment income	4.3%	$723.9	5.0%	$844.7	(0.7)%	$(120.8)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net investment income decreased due to lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and lower investment yields and prepayments on our invested assets and cash in our U.S. operations. In addition, net investment income decreased due to gains on the sale of certain real estate in the first quarter of 2014.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for our invested assets for the periods indicated.

	For the three months ended March 31,
	2015	2014	Increase (decrease)
		(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(7.5)	$(25.1)	$17.6
Commercial mortgages — credit impairments	(0.6)	1.9	(2.5)
Other — credit impairments	(1.8)	5.5	(7.3)
Fixed maturities, available-for-sale and trading — noncredit	9.0	14.6	(5.6)
Derivatives and related hedge activities (2)	50.0	(5.7)	55.7
Other gains	17.1	9.4	7.7
Net realized capital gains	$66.2	$0.6	$65.6

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, resulted in a net gain of $0.0 million for both the three months ended March 31, 2015 and 2014.

(2)                                 Includes fixed maturities, available-for-sale impairment-related net gains of $0.0 million for both the three months ended March 31, 2015 and 2014, which were hedged by derivatives reflected in this line.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to decreased losses on structured fixed maturities as a result of improved market conditions.

Derivatives and related hedge activities had net gains in 2015 as compared to losses in 2014 due to gains versus losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments, increased gains on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates and decreased losses on currency forwards and currency swaps due to changes in exchange rates.

U.S. Investment Operations

Of our invested assets, $62,881.8 million were held by our U.S. operations as of March 31, 2015. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of March 31, 2015, twelve members served on the Investment Committee, two of whom were members of our Board of Directors. The remaining members were senior management members representing various areas of our company.

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio and total return swaps and futures to hedge a portion of our investment portfolio from credit losses. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $293.7 million and $288.7 million, total return swaps of $90.0 million and $90.0 million, and futures of $11.3 million and $10.5 million as of March 31, 2015 and December 31, 2014, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $1,342.4 million and 4.1%, respectively, as of March 31, 2015 and $1,119.1 million and 4.3%, respectively, as of December 31, 2014. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $4,323.2 million and 3.3%, respectively, as of March 31, 2015 and $4,319.0 million and 3.3%, respectively, as of December 31, 2014.

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

Our use of derivatives exposes us to counterparty risk, or the risk that the counterparty fails to perform the terms of the derivative contract. We actively manage this risk by:

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	March 31, 2015	December 31, 2014	March 31, 2015		December 31, 2014
New mortgages	53%	51%	3.6	X	2.6	X
Entire mortgage portfolio	48%	48%	2.6	X	2.6	X

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

	March 31, 2015		December 31, 2014
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$31,773.3	51%	$31,618.0	51%
Private	15,431.5	25	15,410.1	25
Equity securities	307.6	—	300.5	—
Mortgage loans:
Commercial	10,754.7	17	10,657.2	17
Residential	527.0	1	507.2	1
Real estate held for sale	141.0	—	171.8	—
Real estate held for investment	1,243.7	2	1,168.6	2
Policy loans	803.6	1	806.5	1
Other investments	1,899.4	3	1,688.0	3
Total invested assets	62,881.8	100%	62,327.9	100%
Cash and cash equivalents	1,365.4		1,762.5
Total invested assets and cash	$64,247.2		$64,090.4

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred securities. Included in the privately placed category as of March 31, 2015 and December 31, 2014, were $10.2 billion and $10.3 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	March 31, 2015		December 31, 2014
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)
U.S. government and agencies	$1,236.5	3%	$1,121.8	2%
States and political subdivisions	4,469.7	9	4,329.4	9
Non-U.S. governments	418.8	1	446.6	1
Corporate - public	16,792.4	36	16,834.6	37
Corporate - private	12,243.8	26	12,262.9	26
Residential mortgage-backed pass-through securities	2,838.8	6	2,839.6	6
Commercial mortgage-backed securities	3,913.1	8	3,977.0	8
Residential collateralized mortgage obligations	1,339.6	3	1,306.2	3
Asset-backed securities	3,952.1	8	3,910.0	8
Total fixed maturities	$47,204.8	100%	$47,028.1	100%

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

CMBS provide varying levels of credit protection, diversification and reduced event risk depending on the securities owned and composition of the loan pool. CMBS are predominantly comprised of large pool securitizations that are diverse by property type, borrower and geographic dispersion. The risks to any CMBS deal are determined by the credit quality of the underlying loans and how those loans perform over time. Another key risk is the vintage of the underlying loans and the state of the markets during a particular vintage. In the CMBS market, there is a material difference in the outlook for the performance of loans originated in 2004 and earlier relative to loans originated in 2005 through 2008. For loans originated prior to 2005, underwriting assumptions were more conservative regarding required debt service coverage and loan-to-value ratios. For the 2005 through 2008 vintages, real estate values peaked and the underwriting expectations were that values would continue to increase, which makes those loan values more sensitive to market declines. The 2009 through 2015 vintages represent a return to debt service coverage ratios and loan-to-value ratios that more closely resemble loans originated prior to 2005.

We purchase ABS to diversify the overall credit risks of the fixed maturities portfolio and to provide attractive returns. The principal risks in holding ABS are structural and credit risks. Structural risks include the security’s priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks involve collateral and issuer/servicer risk where collateral and servicer performance may deteriorate. Our ABS portfolio is diversified both by type of asset and by issuer. We actively monitor holdings of ABS to recognize adverse changes in the risk profile of each security. Prepayments in the ABS portfolio are, in general, insensitive to changes in interest rates or are insulated from such changes by call protection features. In the event that we are subject to prepayment risk, we monitor the factors that impact the level of prepayment and prepayment speed for those ABS. In addition, we hold a diverse class of securities, which limits our exposure to any one security.

The international exposure held in our U.S. operation’s fixed maturities portfolio was 24% of total fixed maturities as of March 31, 2015 and 25% as of December 31, 2014. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	March 31, 2015	December 31, 2014
	(in millions)
European Union, excluding United Kingdom	$3,572.1	$3,717.9
United Kingdom	2,406.0	2,467.5
Asia-Pacific	1,543.9	1,564.8
Australia/New Zealand	1,235.8	1,285.6
Latin America	916.1	989.9
Europe, non-European Union	827.5	855.6
Middle East and Africa	322.4	365.3
Other (1)	279.8	276.7
Total	$11,103.6	$11,523.3

(1)    Includes exposure from 1 country and various supranational organizations as of both March 31, 2015, and December 31, 2014.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of March 31, 2015 and December 31, 2014, our investments in Canada totaled $1,486.6 million and $1,478.3 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of March 31, 2015.

Amortized cost
(in millions)
General Electric Co	$196.5
Berkshire Hathaway Inc.	185.2
People’s Republic of China	173.5
AT&T Inc.	169.1
Duke Energy Corporation	149.4
Verizon Communications Inc.	142.2
Republic of Korea	142.1
Wells Fargo & Company	137.4
Bank of America Corporation	136.0
Mars, Incorporated	132.6
Total top ten exposures	$1,564.0

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

		March 31, 2015			December 31, 2014
				Percent of			Percent of
NAIC		Amortized	Carrying	carrying	Amortized	Carrying	carrying
Rating	Rating Agency Equivalent	cost	amount	amount	cost	amount	amount
		($ in millions)
1	AAA/AA/A	$28,339.9	$30,338.0	65%	$28,364.4	$30,140.6	64%
2	BBB	12,031.1	12,992.3	28	12,291.8	13,184.7	28
3	BB	3,072.1	3,059.9	6	2,902.0	2,879.3	6
4	B	637.4	624.8	1	659.1	637.3	2
5	CCC and lower	149.3	124.0	—	147.8	120.0	—
6	In or near default	75.3	65.8	—	74.7	66.2	—
	Total fixed maturities	$44,305.1	$47,204.8	100%	$44,439.8	$47,028.1	100%

Fixed maturities include 61 securities with an amortized cost of $311.2 million, gross gains of $6.3 million, gross losses of $0.9 million and a carrying amount of $316.6 million as of March 31, 2015, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of March 31, 2015, based on amortized cost, 59% of our CMBS portfolio had ratings of A or higher and 42% was issued prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and year of issuance (“vintage”) for our CMBS portfolio as of the periods indicated.

	March 31, 2015
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	cost	amount	cost	amount	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)
2003 & Prior	$14.5	$15.7	$6.4	$6.7	$4.3	$4.7	$29.0	$33.5	$36.6	$40.4	$90.8	$101.0
2004	2.8	3.1	37.5	38.6	31.3	33.4	17.1	18.3	23.3	24.1	112.0	117.5
2005	131.5	132.7	58.2	58.9	28.7	29.6	79.1	79.9	132.7	119.7	430.2	420.8
2006	77.7	79.0	44.9	45.8	96.7	99.2	150.1	154.0	124.3	114.6	493.7	492.6
2007	38.4	39.5	102.2	110.8	156.1	169.3	194.9	206.6	664.0	678.4	1,155.6	1,204.6
2008	21.5	22.7	26.5	28.7	—	—	44.3	45.6	53.7	59.1	146.0	156.1
2009	69.4	72.1	44.9	46.6	18.4	19.1	—	—	—	—	132.7	137.8
2010	61.4	64.8	38.3	39.8	—	—	—	—	—	—	99.7	104.6
2011	70.1	70.4	133.2	136.2	2.2	2.2	—	—	—	—	205.5	208.8
2012	209.8	213.9	140.2	143.6	3.4	3.5	—	—	—	—	353.4	361.0
2013	215.7	215.7	71.0	71.8	—	—	15.5	15.7	10.3	10.5	312.5	313.7
2014	185.6	187.9	49.0	49.5	3.0	3.0	—	—	—	—	237.6	240.4
2015	21.7	21.7	22.5	22.5	9.9	10.0	—	—	—	—	54.1	54.2
Total (1)	$1,120.1	$1,139.2	$774.8	$799.5	$354.0	$374.0	$530.0	$553.6	$1,044.9	$1,046.8	$3,823.8	$3,913.1

(1)    The CMBS portfolio included agency CMBS with a $405.9 million amortized cost and a $413.4 million carrying amount.

	December 31, 2014
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	cost	amount	cost	amount	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)
2003 & Prior	$14.4	$15.1	$9.8	$10.5	$4.8	$5.2	$28.7	$33.5	$39.8	$43.6	$97.5	$107.9
2004	2.8	3.3	39.1	39.8	31.6	33.4	25.8	27.3	29.9	30.3	129.2	134.1
2005	205.5	208.3	63.3	64.7	28.7	29.6	85.2	86.4	139.0	125.2	521.7	514.2
2006	80.1	82.2	45.2	46.2	85.8	88.6	150.9	155.1	126.9	115.7	488.9	487.8
2007	41.0	42.4	102.3	111.2	156.0	169.7	213.8	226.8	665.9	670.5	1,179.0	1,220.6
2008	22.0	23.3	26.7	29.1	—	—	44.6	45.5	55.5	61.2	148.8	159.1
2009	70.2	73.0	45.6	47.4	18.4	19.2	—	—	—	—	134.2	139.6
2010	64.7	68.4	41.3	42.7	—	—	—	—	—	—	106.0	111.1
2011	76.5	77.0	136.8	139.0	2.2	2.2	—	—	—	—	215.5	218.2
2012	214.8	218.3	143.3	145.4	3.5	3.5	—	—	—	—	361.6	367.2
2013	201.4	200.7	72.8	73.0	—	—	15.6	15.7	10.3	10.4	300.1	299.8
2014	168.1	169.5	44.8	44.9	3.0	3.0	—	—	—	—	215.9	217.4
Total (1)	$1,161.5	$1,181.5	$771.0	$793.9	$334.0	$354.4	$564.6	$590.3	$1,067.3	$1,056.9	$3,898.4	$3,977.0

(1)    The CMBS portfolio included agency CMBS with a $415.5 million amortized cost and a $420.4 million carrying amount.

Fixed Maturities Watch List. We monitor any decline in the credit quality of fixed maturities through the designation of “problem securities,” “potential problem securities” and “restructured securities”. We define problem securities in our fixed maturity portfolio as securities: (i) with principal and/or interest payments in default or where default is perceived to be imminent in the near term, or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. We define potential problem securities in our fixed maturity portfolio as securities included on an internal “watch list” for which management has concerns as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential problem involves significant subjective judgments by our management as to the likely future industry conditions and developments with respect to the issuer. We define restructured securities in our fixed maturity portfolio as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that would not have otherwise been considered. We determine that restructures should occur in those instances where greater economic value will be realized under the new terms than through liquidation or other disposition and may involve a change in contractual cash flows. If the present value of the restructured cash flows is less than the current cost of the asset being restructured, a realized capital loss is recorded in net income and a new cost basis is established.

The following table presents the total carrying amount of our fixed maturities portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated.

	March 31, 2015	December 31, 2014
	($ in millions)
Total fixed maturities (public and private)	$47,204.8	$47,028.1
Problem fixed maturities (1)	$290.4	$297.0
Potential problem fixed maturities	161.0	161.3
Total problem, potential problem and restructured fixed maturities	$451.4	$458.3
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.96%	0.97%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $7.3 million and $25.1 million for the three months ended March 31, 2015 and 2014, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	March 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)
Finance — Banking	$3,575.6	$168.8	$100.6	$3,643.8
Finance — Brokerage	294.7	24.4	—	319.1
Finance — Finance Companies	201.9	8.7	0.3	210.3
Finance — Financial Other	416.3	58.6	0.9	474.0
Finance — Insurance	2,246.3	299.6	1.8	2,544.1
Finance — REITS	837.2	52.7	1.5	888.4
Industrial — Basic Industry	1,489.1	88.5	11.5	1,566.1
Industrial — Capital Goods	1,524.3	154.8	1.3	1,677.8
Industrial — Communications	2,278.0	287.0	2.4	2,562.6
Industrial — Consumer Cyclical	1,299.8	88.3	0.8	1,387.3
Industrial — Consumer Non-Cyclical	2,953.0	235.9	1.6	3,187.3
Industrial — Energy	2,886.1	255.1	50.0	3,091.2
Industrial — Other	389.5	25.5	—	415.0
Industrial — Technology	1,029.7	49.8	0.3	1,079.2
Industrial — Transportation	954.6	72.4	1.6	1,025.4
Utility — Electric	2,697.0	299.0	2.9	2,993.1
Utility — Natural Gas	242.5	22.6	—	265.1
Utility — Other	250.5	23.1	—	273.6
Government guaranteed	1,153.4	141.8	7.7	1,287.5
Total corporate securities	26,719.5	2,356.6	185.2	28,890.9
Residential mortgage-backed pass-through securities	2,673.9	135.9	3.1	2,806.7
Commercial mortgage-backed securities	3,822.0	142.2	52.9	3,911.3
Residential collateralized mortgage obligations	1,241.0	32.0	4.2	1,268.8
Asset-backed securities — Home equity (1)	305.4	15.7	12.8	308.3
Asset-backed securities — All other	3,051.8	21.3	2.0	3,071.1
Collateralized debt obligations — Credit	52.4	—	18.7	33.7
Collateralized debt obligations — CMBS	3.2	0.2	—	3.4
Collateralized debt obligations — Loans	494.3	3.5	2.0	495.8
Total mortgage-backed and other asset-backed securities	11,644.0	350.8	95.7	11,899.1
U.S. government and agencies	1,181.1	56.3	0.9	1,236.5
States and political subdivisions	4,021.3	326.3	1.9	4,345.7
Non-U.S. governments	325.4	93.7	0.3	418.8
Total fixed maturities, available-for-sale	$43,891.3	$3,183.7	$284.0	$46,791.0

(1) This exposure is all related to sub-prime mortgage loans.

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)
Finance — Banking	$3,734.8	$148.0	$92.4	$3,790.4
Finance — Brokerage	282.3	22.0	—	304.3
Finance — Finance Companies	210.0	7.7	0.5	217.2
Finance — Financial Other	403.8	55.8	0.2	459.4
Finance — Insurance	2,218.5	277.1	2.0	2,493.6
Finance — REITS	816.8	47.1	2.3	861.6
Industrial — Basic Industry	1,527.2	82.7	12.4	1,597.5
Industrial — Capital Goods	1,543.1	144.4	2.5	1,685.0
Industrial — Communications	2,302.0	268.8	9.9	2,560.9
Industrial — Consumer Cyclical	1,332.2	78.4	3.1	1,407.5
Industrial — Consumer Non-Cyclical	3,045.4	213.9	3.6	3,255.7
Industrial — Energy	2,853.1	238.7	39.4	3,052.4
Industrial — Other	386.0	23.1	0.2	408.9
Industrial — Technology	1,061.9	40.8	2.0	1,100.7
Industrial — Transportation	924.8	66.8	2.2	989.4
Utility — Electric	2,627.2	266.1	5.3	2,888.0
Utility — Natural Gas	243.2	19.9	0.1	263.0
Utility — Other	253.0	19.6	—	272.6
Government guaranteed	1,226.0	130.3	10.3	1,346.0
Total corporate securities	26,991.3	2,151.2	188.4	28,954.1

Residential mortgage-backed pass-through securities	2,687.0	124.5	6.3	2,805.2
Commercial mortgage-backed securities	3,896.9	141.5	62.9	3,975.5
Residential collateralized mortgage obligations	1,229.5	25.6	5.0	1,250.1
Asset-backed securities — Home equity (1)	312.0	14.6	15.1	311.5
Asset-backed securities — All other	3,041.9	17.3	4.4	3,054.8
Collateralized debt obligations — Credit	52.4	—	18.0	34.4
Collateralized debt obligations — CMBS	3.2	0.1	—	3.3
Collateralized debt obligations — Loans	465.6	3.4	2.6	466.4
Total mortgage-backed and other asset-backed securities	11,688.5	327.0	114.3	11,901.2
U.S. government and agencies	1,085.6	39.1	2.9	1,121.8
States and political subdivisions	3,916.8	291.3	4.1	4,204.0
Non-U.S. governments	357.2	90.8	1.4	446.6
Total fixed maturities, available-for-sale	$44,039.4	$2,899.4	$311.1	$46,627.7

(1)         This exposure is all related to sub-prime mortgage loans.

Of the $284.0 million in gross unrealized losses as of March 31, 2015, $1.0 million in losses were attributed to securities scheduled to mature in one year or less, $28.5 million attributed to securities scheduled to mature between one to five years, $38.1 million attributed to securities scheduled to mature between five to ten years, $120.7 million attributed to securities scheduled to mature after ten years and $95.7 million related to mortgage-backed and other ABS that are not classified by maturity year. As of March 31, 2015, we were in a $2,899.7 million net unrealized gain position as compared to a $2,588.3 million net unrealized gain position as of December 31, 2014. The $311.4 million increase in net unrealized gains for the three months ended March 31, 2015, can primarily be attributed to an approximate 20 basis points decrease in interest rates.

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

	March 31, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount	cost	gains	losses	amount
	(in millions)
Investment grade:
Public	$27,416.9	$2,223.1	$82.7	$29,557.3	$27,534.4	$2,049.3	$103.6	$29,480.1
Private	12,607.7	845.9	27.0	13,426.6	12,785.6	763.6	40.2	13,509.0
Below investment grade:
Public	1,993.8	52.7	102.3	1,944.2	1,931.3	37.4	90.0	1,878.7
Private	1,872.9	62.0	72.0	1,862.9	1,788.1	49.1	77.3	1,759.9
Total fixed maturities, available-for-sale	$43,891.3	$3,183.7	$284.0	$46,791.0	$44,039.4	$2,899.4	$311.1	$46,627.7

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2015
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$796.4	$4.3	$468.6	$2.6	$1,265.0	$6.9
Greater than three to six months	351.2	6.9	232.9	3.4	584.1	10.3
Greater than six to nine months	87.0	2.4	117.6	0.6	204.6	3.0
Greater than nine to twelve months	73.8	0.9	71.9	2.8	145.7	3.7
Greater than twelve to twenty-four months	334.2	5.3	301.7	6.2	635.9	11.5
Greater than twenty-four to thirty-six months	157.9	3.4	8.7	0.6	166.6	4.0
Greater than thirty-six months	374.7	59.5	134.9	10.8	509.6	70.3
Total fixed maturities, available-for-sale	$2,175.2	$82.7	$1,336.3	$27.0	$3,511.5	$109.7

	December 31, 2014
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$1,753.2	$18.6	$969.0	$6.8	$2,722.2	$25.4
Greater than three to six months	200.9	4.1	375.7	4.4	576.6	8.5
Greater than six to nine months	111.4	1.1	142.3	3.0	253.7	4.1
Greater than nine to twelve months	7.5	0.2	60.0	0.3	67.5	0.5
Greater than twelve to twenty-four months	1,046.0	20.2	408.6	11.9	1,454.6	32.1
Greater than twenty-four to thirty-six months	96.8	2.6	21.6	0.3	118.4	2.9
Greater than thirty-six months	436.4	56.8	186.3	13.5	622.7	70.3
Total fixed maturities, available-for-sale	$3,652.2	$103.6	$2,163.5	$40.2	$5,815.7	$143.8

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2015
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$154.2	$3.0	$146.7	$1.8	$300.9	$4.8
Greater than three to six months	225.1	23.6	109.3	8.6	334.4	32.2
Greater than six to nine months	35.9	2.7	130.4	16.9	166.3	19.6
Greater than nine to twelve months	8.3	0.7	25.0	0.3	33.3	1.0
Greater than twelve to twenty-four months	16.2	1.7	128.3	4.4	144.5	6.1
Greater than twenty-four to thirty-six months	0.4	—	10.2	1.4	10.6	1.4
Greater than thirty-six months	250.1	70.6	138.3	38.6	388.4	109.2
Total fixed maturities, available-for-sale	$690.2	$102.3	$688.2	$72.0	$1,378.4	$174.3

	December 31, 2014
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$478.0	$14.8	$298.1	$8.3	$776.1	$23.1
Greater than three to six months	111.8	4.1	274.1	15.9	385.9	20.0
Greater than six to nine months	8.2	0.8	52.4	0.7	60.6	1.5
Greater than nine to twelve months	—	—	94.8	2.8	94.8	2.8
Greater than twelve to twenty-four months	21.2	0.8	66.7	8.1	87.9	8.9
Greater than twenty-four to thirty-six months	0.5	—	0.4	0.4	0.9	0.4
Greater than thirty-six months	280.6	69.5	151.7	41.1	432.3	110.6
Total fixed maturities, available-for-sale	$900.3	$90.0	$938.2	$77.3	$1,838.5	$167.3

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	March 31, 2015
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$3.9	$1.1	$108.3	$37.9	$112.2	$39.0
Greater than three to six months	—	—	93.0	35.8	93.0	35.8
Greater than six to nine months	—	—	1.4	0.8	1.4	0.8
Greater than nine to twelve months	7.6	5.2	0.4	0.3	8.0	5.5
Greater than twelve months	36.2	25.9	165.4	69.9	201.6	95.8
Total fixed maturities, available-for-sale	$47.7	$32.2	$368.5	$144.7	$416.2	$176.9

	December 31, 2014
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$—	$—	$107.4	$32.4	$107.4	$32.4
Greater than three to six months	—	—	1.5	1.0	1.5	1.0
Greater than six to nine months	7.6	5.2	0.5	0.2	8.1	5.4
Greater than nine to twelve months	—	—	—	0.2	—	0.2
Greater than twelve months	46.3	31.4	189.1	68.8	235.4	100.2
Total fixed maturities, available-for-sale	$53.9	$36.6	$298.5	$102.6	$352.4	$139.2

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $10,754.7 million and $10,657.2 million as of March 31, 2015 and December 31, 2014, respectively. The carrying amount of our residential mortgage loan portfolio was $527.0 million and $507.2 million as of March 31, 2015 and December 31, 2014, respectively.

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

As a result, we have focused on constructing a high quality portfolio of mortgages. Our portfolio is generally comprised of mortgages originated with conservative loan-to-value ratios, high debt service coverages and general purpose property types with a strong credit tenancy.

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of well anchored retail properties, office properties, general-purpose industrial properties and apartments.

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 19% of our commercial mortgage loan portfolio before valuation allowance as of both March 31, 2015 and December 31, 2014. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of March 31, 2015 and December 31, 2014, the total number of commercial mortgage loans outstanding was 909 and 911, of which 63% and 63% were for loans with principal balances less than $10 million, respectively. The average loan size of our commercial mortgage portfolio was $11.8 million and $11.7 million as of March 31, 2015 and December 31, 2014, respectively.

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

There has been a decrease in the total level of problem, potential problem and restructured commercial mortgages during 2015 primarily due to loan payoffs and improvement in general market fundamentals such as increases in employment, falling vacancies and relatively little new construction.

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated.

	March 31, 2015	December 31, 2014
	($ in millions)
Total commercial mortgages	$10,754.7	$10,657.2
Problem commercial mortgages (1)	$4.5	$4.5
Potential problem commercial mortgages	16.3	28.3
Restructured problem commercial mortgages	2.0	2.7
Total problem, potential problem and restructured commercial mortgages	$22.8	$35.5
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	0.21%	0.33%

(1)                                 Includes $0.0 million of commercial mortgage loans in foreclosure as of both March 31, 2015 and December 31, 2014.

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

The valuation allowance increased $0.9 million for the three months ended March 31, 2015, and decreased $1.8 million for the year ended December 31, 2014. The small increase in valuation allowance in the first quarter 2015 was primarily due to an increase in the total commercial mortgage loan portfolio size. The decrease in the level of valuation allowance during 2014 was related to the same market factors as those causing the decrease in the level of problem, potential problem and restructured commercial mortgages for the three months ended March 31, 2015.

The following table represents our commercial mortgage loan valuation allowance for the periods indicated.

	March 31, 2015	December 31, 2014
	($ in millions)
Balance, beginning of period	$26.9	$28.7
Provision	0.9	(0.9)
Charge-offs	—	(0.9)
Balance, end of period	$27.8	$26.9
Valuation allowance as % of carrying value before reserves	0.26%	0.25%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $268.1 million and $283.4 million and first lien mortgages with an amortized cost of $287.5 million and $252.9 million as of March 31, 2015 and December 31, 2014, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $18.9 million and $20.4 million as of March 31, 2015 and December 31, 2014, respectively.

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

	March 31, 2015	December 31, 2014
	($ in millions)
Balance, beginning of period	$29.1	$40.3
Provision	1.9	7.9
Charge-offs	(3.0)	(22.7)
Recoveries	0.6	3.6
Balance, end of period	$28.6	$29.1
Valuation allowance as % of carrying value before reserves	5.1%	5.4%

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2015 and December 31, 2014, the carrying amount of our equity real estate investment was $1,384.7 million, or 2%, and $1,340.4 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,243.7 million and $1,168.6 million as of March 31, 2015 and December 31, 2014, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2014 were $6.2 million. No such impairment adjustments were recorded for the three months ended March 31, 2015.

The carrying amount of real estate held for sale was $141.0 million and $171.8 million as of March 31, 2015 and December 31, 2014, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. No valuation allowance was established during the three months ended March 31, 2015, or the year ended December 31, 2014.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of March 31, 2015, our equity real estate portfolio was concentrated in the Pacific (34%), South Atlantic (21%), and West South Central (21%) regions of the United States. By property type, there is a concentration in office that represented approximately 52% of the equity real estate portfolio as of March 31, 2015.

Other Investments

Our other investments totaled $1,899.4 million as of March 31, 2015, compared to $1,688.0 million as of December 31, 2014. Derivative assets accounted for $824.7 million and $651.5 million in other investments as of March 31, 2015 and December 31, 2014, respectively. The remaining invested assets are primarily related to equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners, and seed money.

International Investment Operations

Of our invested assets, $5,980.7 million were held by our Principal International segment as of March 31, 2015. The assets are managed by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	March 31, 2015		December 31, 2014
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)
Fixed maturities:
Public	$3,122.6	52%	$3,245.2	53%
Private	2.3	—	2.1	—
Equity securities	712.4	12	662.7	11
Mortgage loans:
Commercial	38.3	1	39.7	1
Residential	579.5	10	607.5	10
Real estate held for sale	5.1	—	2.2	—
Real estate held for investment	1.9	—	2.0	—
Policy loans	22.4	—	22.7	—
Other investments:
Direct financing leases	844.7	14	790.8	13
Investment in equity method subsidiaries	539.8	9	614.7	10
Derivative assets and other short-term investments	111.7	2	116.3	2
Total invested assets	5,980.7	100%	6,105.9	100%
Cash and cash equivalents	86.6		101.4
Total invested assets and cash	$6,067.3		$6,207.3

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposures and Risk Management

Market risk is the risk we will incur losses due to adverse fluctuations in market rates and prices. Our primary market risk exposures are to interest rates, equity markets and foreign currency exchange rates. The active management of market risk is an integral part of our operations. We manage our overall market risk exposure within established risk tolerance ranges by using the following approaches:

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

An increase in market interest rates may cause the fair value of our financial assets to decline. The reduction in the fair value of our financial assets would be partly offset by a corresponding reduction in the fair value of our financial liabilities. The following tables show the net estimated potential loss in fair value at a total company level from a hypothetical 100 basis point immediate, parallel increase in interest rates as of March 31, 2015, and December 31, 2014. Our selection of a 100 basis point immediate, parallel increase in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management’s assessment of changing market conditions and available investment opportunities.

	March 31, 2015
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$49,755.7	$47,297.1	$(2,458.6)
Fixed maturities, trading		574.0	554.6	(19.4)
Mortgage loans		12,494.4	11,950.8	(543.6)
Policy loans		1,067.2	971.0	(96.2)
Equity securities, trading		677.9	661.3	(16.6)
Other investments		54.7	56.9	2.2

Financial liabilities with interest rate risk:
Investment-type insurance contracts		(27,964.0)	(27,112.5)	851.5
Long-term debt		(2,818.7)	(2,568.2)	250.5
Bank deposits		(1,970.7)	(1,961.9)	8.8

Derivatives with interest rate risk:
Interest rate swaps	$20,264.6	35.5	(202.8)	(238.3)
Currency swaps	1,941.2	(68.1)	(73.9)	(5.8)
Equity options	3,506.6	(70.7)	(132.9)	(62.2)
Interest rate options	4,900.0	44.6	37.5	(7.1)
Swaptions	159.0	—	0.1	0.1
Interest rate futures	91.0	(0.2)	5.0	5.2

Net estimated potential loss in fair value				$(2,329.5)

	December 31, 2014
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$49,670.8	$47,225.5	$(2,445.3)
Fixed maturities, trading		604.6	583.8	(20.8)
Mortgage loans		12,350.2	11,811.9	(538.3)
Policy loans		1,083.2	981.6	(101.6)
Equity securities, trading		648.5	626.6	(21.9)
Other investments		121.2	127.3	6.1

Financial liabilities with interest rate risk:
Investment-type insurance contracts		(28,499.1)	(27,699.2)	799.9
Long-term debt		(2,786.1)	(2,539.6)	246.5
Bank deposits		(1,985.5)	(1,976.5)	9.0

Derivatives with interest rate risk:
Interest rate swaps	$19,182.6	(38.1)	(208.3)	(170.2)
Currency swaps	1,975.5	(0.9)	(6.4)	(5.5)
Equity options	3,293.4	(101.4)	(153.9)	(52.5)
Interest rate options	4,900.0	40.3	43.8	3.5
Swaptions	260.0	—	0.6	0.6
Interest rate futures	147.5	0.3	8.3	8.0

Net estimated potential loss in fair value				$(2,282.5)

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

The tables above do not include approximately $31,569.7 million of liabilities relating to insurance contracts involving significant mortality or morbidity risk as of March 31, 2015 and $31,143.2 million as of December 31, 2014, which are not considered financial liabilities. We believe the interest rate sensitivities of these insurance liabilities would economically serve as a partial offset to the net interest rate risk of the financial assets and liabilities that are set forth in these tables.

Our net estimated potential loss in fair value as of March 31, 2015, increased $47.0 million from December 31, 2014, primarily due to an increase in the interest rate sensitivity of our derivatives with interest rate risk.

The following table provides detail on the differences between the interest rates being credited to contractholders as of March 31, 2015, and the respective guaranteed minimum interest rates (“GMIRs”), broken down by GMIR level within the Retirement and Investor Services and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
			($ in millions)
Guaranteed minimum interest rate
Retirement and Investor Services
Up to 1.00%	$510.8	$1,669.2	$3,644.6	$144.5	$—	$5,969.1
1.01% - 2.00%	449.6	26.9	76.2	41.4	—	594.1
2.01% - 3.00%	8,266.0	1.1	4.6	74.4	—	8,346.1
3.01% - 4.00%	235.7	—	—	—	—	235.7
Subtotal	9,462.1	1,697.2	3,725.4	260.3	—	15,145.0

U.S. Insurance Solutions
Up to 1.00%	—	—	32.3	—	—	32.3
1.01% - 2.00%	285.7	—	148.9	115.2	43.6	593.4
2.01% - 3.00%	1,872.1	1,012.0	215.6	78.6	0.1	3,178.4
3.01% - 4.00%	1,420.3	64.1	12.9	37.8	4.9	1,540.0
4.01% - 5.00%	187.4	68.9	64.6	16.5	—	337.4
Subtotal	3,765.5	1,145.0	474.3	248.1	48.6	5,681.5

Total	$13,227.6	$2,842.2	$4,199.7	$508.4	$48.6	$20,826.5
Percentage of total	63.5%	13.7%	20.2%	2.4%	0.2%	100.0%

(1)           Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

During periods of low or declining interest rates, our margin of investment income above our interest credited to our liabilities (“investment margins”) may be negatively impacted. Assuming a hypothetical scenario where market interest rates immediately fall by 25 basis points from their March 31, 2015, levels and then remain unchanged thereafter, we estimate that the impact of such an environment could reduce our investment margins for our domestic business by approximately $2.1 million and $5.3 million pre-tax during the twelve months ending March 31, 2016 and 2017, respectively, compared to a scenario where market interest rates remain unchanged from their March 31, 2015, levels. This hypothetical scenario reflects only the impact related to the approximately $20.8 billion of in-force contracts with guaranteed minimum interest rates shown above, and does not reflect potential impacts on our DAC asset and other actuarial balances. In determining the potential impact, we have reflected the impact of potential changes in crediting rates to policyholders, limited by any restrictions on our ability to adjust crediting rates due to guaranteed minimum interest rates. Our estimates of future margins include the impact of expected premium payments, lapses, and withdrawals on existing policies, but they do not include the impact of new sales. Our selection of a 25 basis point immediate, parallel decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 25 basis point immediate, parallel decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events.

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

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Valuation and Impairment of Fixed Income Investments” in our Annual Report on Form 10-K for the year ended December 31, 2014, for additional discussion of the impact interest rate increases would have on fixed maturities, available-for-sale.

The plan fiduciaries use a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves. The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories. For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Employee and Agent Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We estimate that as of March 31, 2015, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2014. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $288.6 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2015, as compared to an estimated $302.6 million, or 10%, reduction as of December 31, 2014. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $7.0 million, or 12%, reduction in the operating earnings of our international operations for the three months ended March 31, 2015, as compared to an estimated $7.0 million, or 11%, reduction for the three months ended March 31, 2014.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $1,190.5 million as of both March 31, 2015 and December 31, 2014. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $605.6 million and $644.5 million as of March 31, 2015 and December 31, 2014, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $14.9 million and $17.9 million as of March 31, 2015 and December 31, 2014, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our operations in Chile had currency swaps with a notional amount of $145.1 million and $140.5 million as of March 31, 2015 and December 31, 2014, respectively. Chile also utilized currency forwards with a notional amount of $248.0 million and $252.8 million as of March 31, 2015 and December 31, 2014, respectively.

There are times when we use derivatives to manage the foreign currency risk associated with a business combination. There were no hedges of business combinations outstanding at March 31, 2015 or December 31, 2014. Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2015 or 2014.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of March 31, 2015 and December 31, 2014, the fair value of our equity securities was $1,020.0 million and $963.2 million, respectively. As of March 31, 2015, we estimate that a 10% decline in the value of the equity securities would result in a decline in fair value of the equity securities of $102.0 million, as compared to a decline in fair value of the equity securities of $96.3 million as of December 31, 2014.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred acquisition costs and other actuarial balances. We estimate that an immediate 10% decline in the S&P index, followed by a 2% per quarter increase would reduce our annual operating earnings by approximately 4% to 6%. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2014.

The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our exposure will change as a result of changes in our mix of business.

We also have equity risk associated with (1) fixed deferred annuity and universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit (“GMDB”) that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment-type insurance contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $692.4 million, $3,179.2 million, and $4,136.4 million, respectively, as of March 31, 2015, and notional amounts of $645.6 million, $2,969.2 million, and $3,790.4 million, respectively, as of December 31, 2014. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2015, and have concluded that our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

Issuer Purchases of Equity Securities

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2015 — January 31, 2015	315	$51.81	—	$50.0
February 1, 2015 — February 28, 2015	842	$46.93	—	$200.0
March 1, 2015 — March 31, 2015	1,478,105	$50.96	983,863	$150.0
Total	1,479,262		983,863

(1)         Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

(2)         In February 2014, our Board of Directors authorized a repurchase program of up to $200.0 million of our outstanding common stock, which was completed in March 2015. In February 2015, our Board of Directors authorized a repurchase program of up to $150.0 million of our outstanding common stock.

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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: April 29, 2015	By	/s/ Terrance J. Lillis
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.