Form 10-Q
period 2015-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2015-07-29
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 22, 2015, was 294,744,654.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	June 30, 2015	December 31, 2014
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2015 and 2014 include $269.5 million and $278.2 million related to consolidated variable interest entities)	$48,949.7	$49,670.8
Fixed maturities, trading (2015 and 2014 both include $100.4 million related to consolidated variable interest entities)	560.3	604.6
Equity securities, available-for-sale	176.1	123.0
Equity securities, trading (2015 and 2014 include $347.7 million and $345.3 million related to consolidated variable interest entities)	891.8	840.2
Mortgage loans	12,070.7	11,811.6
Real estate (2015 and 2014 include $343.9 million and $284.9 million related to consolidated variable interest entities)	1,435.1	1,344.6
Policy loans	824.9	829.2
Other investments (2015 and 2014 include $37.6 million and $40.6 million related to consolidated variable interest entities and $55.4 million and $127.2 million measured at fair value under the fair value option)	3,268.0	3,209.8
Total investments	68,176.6	68,433.8
Cash and cash equivalents	2,264.4	1,863.9
Accrued investment income	498.7	505.9
Premiums due and other receivables	1,282.7	1,213.0
Deferred acquisition costs	3,162.4	2,993.0
Property and equipment	601.9	590.2
Goodwill	970.7	1,007.4
Other intangibles	1,268.8	1,323.5
Separate account assets (2015 and 2014 include $34,886.5 million and $34,655.4 million related to consolidated variable interest entities)	142,993.6	140,072.8
Other assets	1,050.9	1,083.5
Total assets	$222,270.7	$219,087.0
Liabilities
Contractholder funds	$34,041.8	$34,726.7
Future policy benefits and claims	24,952.7	24,036.6
Other policyholder funds	807.0	812.7
Short-term debt	26.6	28.0
Long-term debt (2015 and 2014 include $68.1 million and $82.3 million related to consolidated variable interest entities)	3,315.9	2,531.2
Income taxes currently payable	16.0	11.5
Deferred income taxes	819.7	1,035.3
Separate account liabilities (2015 and 2014 include $34,886.5 million and $34,655.4 million related to consolidated variable interest entities)	142,993.6	140,072.8
Other liabilities (2015 and 2014 include $346.5 million and $344.0 million related to consolidated variable interest entities, of which $66.7 million and $71.0 million are measured at fair value under the fair value option)	5,463.2	5,542.2
Total liabilities	212,436.5	208,797.0

Redeemable noncontrolling interest	71.6	58.0

Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 0.0 million and 3.0 million authorized, issued and outstanding in 2015 and 2014	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 0.0 million and 10.0 million authorized, issued and outstanding in 2015 and 2014	—	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 465.0 million and 462.7 million shares issued, and 294.7 million and 293.9 million shares outstanding in 2015 and 2014	4.6	4.6
Additional paid-in capital	9,473.8	9,945.5
Retained earnings	6,547.9	6,114.1
Accumulated other comprehensive income (loss)	(326.6)	50.4
Treasury stock, at cost (170.3 million and 168.8 million shares in 2015 and 2014)	(6,006.3)	(5,930.7)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	9,693.4	10,184.0
Noncontrolling interest	69.2	48.0
Total stockholders’ equity	9,762.6	10,232.0
Total liabilities and stockholders’ equity	$222,270.7	$219,087.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,682.4	$835.4	$2,598.8	$1,639.0
Fees and other revenues	901.5	855.5	1,852.3	1,685.2
Net investment income	789.9	829.0	1,513.8	1,673.7
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(108.6)	109.7	(34.9)	129.5
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(0.6)	14.9	13.4	25.8
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(5.4)	(37.8)	(26.9)	(67.9)
Net impairment losses on available-for-sale securities	(6.0)	(22.9)	(13.5)	(42.1)
Net realized capital gains (losses)	(114.6)	86.8	(48.4)	87.4
Total revenues	3,259.2	2,606.7	5,916.5	5,085.3
Expenses
Benefits, claims and settlement expenses	2,054.6	1,268.4	3,290.9	2,495.9
Dividends to policyholders	41.1	44.6	82.8	90.3
Operating expenses	869.0	886.2	1,790.2	1,715.2
Total expenses	2,964.7	2,199.2	5,163.9	4,301.4
Income before income taxes	294.5	407.5	752.6	783.9
Income taxes	29.6	88.3	58.6	140.6
Net income	264.9	319.2	694.0	643.3
Net income attributable to noncontrolling interest	7.3	4.6	14.0	26.8
Net income attributable to Principal Financial Group, Inc.	257.6	314.6	680.0	616.5
Preferred stock dividends	8.3	8.3	16.5	16.5
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	8.2	—
Net income available to common stockholders	$241.1	$306.3	$655.3	$600.0

Earnings per common share
Basic earnings per common share	$0.82	$1.04	$2.22	$2.00

Diluted earnings per common share	$0.81	$1.03	$2.20	$1.98

Dividends declared per common share	$0.38	$0.32	$0.74	$0.60

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Net income	$264.9	$319.2	$694.0	$643.3
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(306.4)	178.3	(249.3)	370.5
Noncredit component of impairment losses on fixed maturities, available-for-sale	3.4	20.4	16.9	37.9
Net unrealized gains (losses) on derivative instruments	(16.1)	4.1	11.7	13.1
Foreign currency translation adjustment	(42.5)	33.0	(175.1)	(12.6)
Net unrecognized postretirement benefit obligation	12.0	3.6	24.0	7.1
Other comprehensive income (loss)	(349.6)	239.4	(371.8)	416.0
Comprehensive income (loss)	(84.7)	558.6	322.2	1,059.3
Comprehensive income attributable to noncontrolling interest	8.9	6.4	9.3	26.6
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$(93.6)	$552.2	$312.9	$1,032.7

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Accumulated
	Series A	Series B		Additional		other			Total
	preferred	preferred	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	stock	stock	capital	earnings	income (loss)	stock	interest	equity
	(in millions)
Balances at January 1, 2014	$—	$0.1	$4.6	$9,798.9	$5,405.4	$183.2	$(5,708.0)	$92.8	$9,777.0
Common stock issued	—	—	—	26.1	—	—	—	—	26.1
Stock-based compensation and additional related tax benefits	—	—	—	41.7	(2.9)	—	—	—	38.8
Treasury stock acquired, common	—	—	—	—	—	—	(149.8)	—	(149.8)
Dividends to common stockholders	—	—	—	—	(176.8)	—	—	—	(176.8)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(22.3)	(22.3)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	8.2	8.2
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(0.4)	—	—	—	(39.7)	(40.1)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(27.1)	(9.4)	—	—	—	(36.5)
Net income (excludes $5.2 million attributable to redeemable noncontrolling interest)	—	—	—	—	616.5	—	—	21.6	638.1
Other comprehensive income (excludes $2.9 million attributable to redeemable noncontrolling interest)	—	—	—	—	—	416.2	—	(3.1)	413.1
Balances at June 30, 2014	$—	$0.1	$4.6	$9,839.2	$5,816.3	$599.4	$(5,857.8)	$57.5	$10,459.3

Balances at January 1, 2015	$—	$0.1	$4.6	$9,945.5	$6,114.1	$50.4	$(5,930.7)	$48.0	$10,232.0
Common stock issued	—	—	—	29.6	—	—	—	—	29.6
Stock-based compensation and additional related tax benefits	—	—	—	53.4	(3.2)	—	—	—	50.2
Treasury stock acquired, common	—	—	—	—	—	—	(75.6)	—	(75.6)
Dividends to common stockholders	—	—	—	—	(218.3)	—	—	—	(218.3)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Preferred stock redemption	—	(0.1)	—	(541.7)	(8.2)	—	—	—	(550.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11.6)	(11.6)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	4.9	4.9
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(9.7)	—	(9.9)	—	15.1	(4.5)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(3.3)	—	—	—	—	(3.3)
Net income (excludes $2.1 million attributable to redeemable noncontrolling interest)	—	—	—	—	680.0	—	—	11.9	691.9
Other comprehensive loss (excludes $(5.6) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(367.1)	—	0.9	(366.2)
Balances at June 30, 2015	$—	$—	$4.6	$9,473.8	$6,547.9	$(326.6)	$(6,006.3)	$69.2	$9,762.6

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2015	2014
	(in millions)
Operating activities
Net income	$694.0	$643.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	101.6	143.0
Additions to deferred acquisition costs	(191.9)	(193.6)
Accrued investment income	7.2	35.0
Net cash flows for trading securities	(33.3)	(86.5)
Premiums due and other receivables	(48.2)	50.9
Contractholder and policyholder liabilities and dividends	1,546.2	829.4
Current and deferred income taxes (benefits)	(75.4)	114.3
Net realized capital (gains) losses	48.4	(87.4)
Depreciation and amortization expense	83.3	81.5
Mortgage loans held for sale, sold or repaid, net of gain	—	8.4
Real estate acquired through operating activities	(29.3)	(35.5)
Real estate sold through operating activities	51.6	146.0
Stock-based compensation	50.3	39.3
Other	(87.1)	(310.8)
Net adjustments	1,423.4	734.0
Net cash provided by operating activities	2,117.4	1,377.3
Investing activities
Available-for-sale securities:
Purchases	(4,828.5)	(4,593.1)
Sales	983.1	1,385.6
Maturities	3,636.1	2,966.0
Mortgage loans acquired or originated	(1,057.1)	(956.9)
Mortgage loans sold or repaid	775.3	865.2
Real estate acquired	(204.1)	(193.9)
Net purchases of property and equipment	(67.3)	(93.3)
Net change in other investments	(174.6)	123.8
Net cash used in investing activities	(937.1)	(496.6)
Financing activities
Issuance of common stock	29.6	26.1
Acquisition of treasury stock	(75.6)	(149.8)
Proceeds from financing element derivatives	0.2	14.6
Payments for financing element derivatives	(39.5)	(25.6)
Excess tax benefits from share-based payment arrangements	14.1	5.8
Purchase of subsidiary shares from noncontrolling interest	(11.0)	(40.1)
Dividends to common stockholders	(218.3)	(176.8)
Dividends to preferred stockholders	(16.5)	(16.5)
Preferred stock redemption	(550.0)	—
Issuance of long-term debt	797.4	27.4
Principal repayments of long-term debt	(19.8)	(100.1)
Net repayments of short-term borrowings	—	(0.3)
Investment contract deposits	2,722.9	2,648.1
Investment contract withdrawals	(3,414.7)	(3,701.3)
Net increase (decrease) in banking operation deposits	8.2	(15.3)
Other	(6.8)	(6.4)
Net cash used in financing activities	(779.8)	(1,510.2)
Net increase (decrease) in cash and cash equivalents	400.5	(629.5)
Cash and cash equivalents at beginning of period	1,863.9	2,371.8
Cash and cash equivalents at end of period	$2,264.4	$1,742.3

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements

June 30, 2015
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2014, included in our Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2014, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Recent Accounting Pronouncements

Effect on our consolidated
	Date of	financial statements or
Description	adoption	other significant matters
Standards not yet adopted:
Short-duration insurance contracts This authoritative guidance requires additional disclosures related to short-duration insurance contracts.	December 31, 2016	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

	January 1, 2018	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Simplifying the presentation of debt issuance costs

This authoritative guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

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
June 30, 2015
(Unaudited)

Effect on our consolidated
	Date of	financial statements or
Description	adoption	other significant matters
Standards adopted:

Discontinued operations

This authoritative guidance amends the definition of discontinued operations and requires entities to provide additional disclosures associated with discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. The guidance requires discontinued operations treatment for disposals of a component or group of components of an entity that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The guidance also expands the scope to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale.

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

At June 30, 2015 and December 31, 2014, the separate account assets include a separate account valued at $190.7 million and $205.4 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

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
June 30, 2015
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

Real Estate

We invest in several real estate limited partnerships and limited liability companies. The entities invest in real estate properties. Certain of these entities are VIEs based on the combination of our significant economic interest and related voting rights. We determined we are the primary beneficiary as a result of our power to control the entities through our significant ownership. Due to the nature of these real estate investments, the investment balance will fluctuate as we purchase and sell interests in the entities and as capital expenditures are made to improve the underlying real estate.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

		Collateralized
		private		Mandatory
	Grantor	investment		retirement
	trusts	vehicle	CMBS	savings	Real estate	Total
	(in millions)
June 30, 2015
Fixed maturities, available-for-sale	$269.5	$—	$—	$—	$—	$269.5
Fixed maturities, trading	—	100.4	—	—	—	100.4
Equity securities, trading	—	—	—	347.7	—	347.7
Real estate	—	—	—	—	343.9	343.9
Other investments	—	—	25.7	—	11.9	37.6
Cash	—	—	—	—	18.6	18.6
Accrued investment income	0.4	—	0.2	—	1.2	1.8
Premiums due and other considerations	—	—	—	—	2.0	2.0
Separate account assets	—	—	—	34,886.5	—	34,886.5
Other assets	—	—	—	—	0.3	0.3
Total assets	$269.9	$100.4	$25.9	$35,234.2	$377.9	$36,008.3
Long-term debt	$—	$—	$—	$—	$68.1	$68.1
Income taxes currently payable	—	—	—	—	3.3	3.3
Deferred income taxes	1.6	—	—	—	(0.4)	1.2
Separate account liabilities	—	—	—	34,886.5	—	34,886.5
Other liabilities (1)	237.0	85.1	(0.8)	—	25.2	346.5
Total liabilities	$238.6	$85.1	$(0.8)	$34,886.5	$96.2	$35,305.6
December 31, 2014
Fixed maturities, available-for-sale	$278.2	$—	$—	$—	$—	$278.2
Fixed maturities, trading	—	100.4	—	—	—	100.4
Equity securities, trading	—	—	—	345.3	—	345.3
Real estate	—	—	—	—	284.9	284.9
Other investments	—	—	35.0	—	5.6	40.6
Cash	—	—	—	—	4.7	4.7
Accrued investment income	0.4	—	0.2	—	1.4	2.0
Separate account assets	—	—	—	34,655.4	—	34,655.4
Other assets	—	—	—	—	0.3	0.3
Total assets	$278.6	$100.4	$35.2	$35,000.7	$296.9	$35,711.8
Long-term debt	$—	$—	$—	$—	$82.3	$82.3
Income taxes currently payable	—	—	—	—	10.6	10.6
Deferred income taxes	1.5	—	—	—	(0.4)	1.1
Separate account liabilities	—	—	—	34,655.4	—	34,655.4
Other liabilities (1)	239.1	85.6	4.8	—	14.5	344.0
Total liabilities	$240.6	$85.6	$4.8	$34,655.4	$107.0	$35,093.4

(1)            Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; the collateralized private investment vehicle includes derivative liabilities and an obligation to redeem notes at maturity or termination of the trust.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

We did not provide financial or other support to investees designated as VIEs for the periods ended June 30, 2015 and December 31, 2014.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
June 30, 2015
Fixed maturities, available-for-sale:
Corporate	$447.6	$354.5
Residential mortgage-backed pass-through securities	2,666.5	2,573.3
Commercial mortgage-backed securities	3,875.2	3,810.5
Collateralized debt obligations	642.0	660.1
Other debt obligations	4,525.1	4,494.3
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	29.5	29.5
Commercial mortgage-backed securities	1.6	1.6
Collateralized debt obligations	39.4	39.4
Other investments:
Other limited partnership and fund interests	203.4	203.4

December 31, 2014
Fixed maturities, available-for-sale:
Corporate	$456.7	$353.3
Residential mortgage-backed pass-through securities	2,822.9	2,702.9
Commercial mortgage-backed securities	3,975.5	3,896.9
Collateralized debt obligations	504.1	521.2
Other debt obligations	4,616.4	4,583.4
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	34.4	34.4
Commercial mortgage-backed securities	1.5	1.5
Collateralized debt obligations	39.4	39.4
Other debt obligations	0.2	0.2
Other investments:
Other limited partnership and fund interests	188.2	188.2

(1)   Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and other investments. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading.

Sponsored Investment Funds

We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities’ net assets. As of June 30, 2015 and December 31, 2014, these VIEs held $1.3 billion and $1.4 billion in total assets, respectively. We have no contractual obligation to contribute to the funds.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

3.  Investments

Fixed Maturities and Equity Securities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred securities. Equity securities include mutual funds, common stock, nonredeemable preferred stock and regulatory required investments. We classify fixed maturities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 10, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments associated with deferred acquisition costs (“DAC”) and related actuarial balances, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to hedged portions of available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). Mark-to-market adjustments related to certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reflected in net investment income.

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

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated other comprehensive income (“AOCI”) and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
June 30, 2015
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,304.1	$22.7	$10.5	$1,316.3	$—
Non-U.S. governments	649.4	152.1	2.2	799.3	—
States and political subdivisions	4,119.5	194.3	35.4	4,278.4	—
Corporate	29,142.9	1,948.3	267.5	30,823.7	0.9
Residential mortgage-backed pass-through securities	2,573.3	105.7	12.5	2,666.5	—
Commercial mortgage-backed securities	3,810.5	113.6	48.9	3,875.2	83.9
Collateralized debt obligations	660.1	3.1	21.2	642.0	1.3
Other debt obligations	4,517.6	53.3	22.6	4,548.3	62.5
Total fixed maturities, available-for-sale	$46,777.4	$2,593.1	$420.8	$48,949.7	$148.6
Total equity securities, available-for-sale	$180.0	$7.3	$11.2	$176.1
December 31, 2014
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,085.6	$39.1	$2.9	$1,121.8	$—
Non-U.S. governments	704.4	188.3	1.6	891.1	—
States and political subdivisions	3,916.8	291.3	4.1	4,204.0	—
Corporate	29,308.3	2,442.6	215.9	31,535.0	18.4
Residential mortgage-backed pass-through securities	2,702.9	126.3	6.3	2,822.9	—
Commercial mortgage-backed securities	3,896.9	141.5	62.9	3,975.5	88.9
Collateralized debt obligations	521.2	3.5	20.6	504.1	1.3
Other debt obligations	4,583.4	57.5	24.5	4,616.4	66.9
Total fixed maturities, available-for-sale	$46,719.5	$3,290.1	$338.8	$49,670.8	$175.5
Total equity securities, available-for-sale	$125.1	$7.7	$9.8	$123.0

(1)         Excludes $153.5 million and $167.5 million as of June 30, 2015 and December 31, 2014, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

The amortized cost and fair value of fixed maturities available-for-sale at June 30, 2015, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,490.2	$2,523.2
Due after one year through five years	12,969.9	13,504.5
Due after five years through ten years	7,993.0	8,337.6
Due after ten years	11,762.8	12,852.4
Subtotal	35,215.9	37,217.7
Mortgage-backed and other asset-backed securities	11,561.5	11,732.0
Total	$46,777.4	$48,949.7

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision and impairments of real estate held for investment. Investment gains and losses on sales of certain real estate held for sale that do not meet the criteria for classification as a discontinued operation and mark-to-market adjustments on certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$3.4	$35.4	$13.2	$39.0
Gross losses	(1.8)	(14.7)	(3.3)	(17.9)
Net impairment losses	(6.3)	(22.7)	(13.8)	(47.8)
Hedging, net	(25.3)	(3.0)	(35.9)	1.5
Fixed maturities, trading	(5.0)	8.3	(4.3)	22.5
Equity securities, available-for-sale:
Gross gains	—	0.2	—	0.2
Gross losses	—	—	—	(0.1)
Net impairment recoveries (losses)	0.3	(0.2)	0.3	5.7
Equity securities, trading	2.4	6.0	3.9	9.6
Mortgage loans	2.3	—	(0.1)	1.4
Derivatives	(57.6)	15.2	5.0	3.9
Other	(27.0)	62.3	(13.4)	69.4
Net realized capital gains (losses)	$(114.6)	$86.8	$(48.4)	$87.4

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $325.0 million and $835.6 million for the three months ended June 30, 2015 and 2014, and $881.3 million and $1,307.5 million for the six months ended June 30, 2015 and 2014, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Fixed maturities, available-for-sale	$(0.9)	$15.1	$13.1	$20.1
Equity securities, available-for-sale	0.3	(0.2)	0.3	5.7
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(0.6)	14.9	13.4	25.8
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from OCI (1)	(5.4)	(37.8)	(26.9)	(67.9)
Net impairment losses on available-for-sale securities	$(6.0)	$(22.9)	$(13.5)	$(42.1)

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
June 30, 2015
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance	$(138.6)	$(224.2)	$(144.4)	$(235.4)
Credit losses for which an other-than-temporary impairment was not previously recognized	(0.8)	(3.6)	(1.6)	(3.9)
Credit losses for which an other-than-temporary impairment was previously recognized	(6.4)	(20.4)	(8.1)	(44.5)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	10.0	60.4	16.2	94.0
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	1.0	2.1	3.0	4.1
Foreign currency translation adjustment	0.1	—	0.2	—
Ending balance	$(134.7)	$(185.7)	$(134.7)	$(185.7)

(1)   Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	June 30, 2015
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$400.2	$9.9	$39.8	$0.6	$440.0	$10.5
Non-U.S. governments	39.2	0.3	18.2	1.9	57.4	2.2
States and political subdivisions	992.2	34.6	26.2	0.8	1,018.4	35.4
Corporate	4,679.1	132.0	996.7	135.5	5,675.8	267.5
Residential mortgage-backed pass-through securities	474.1	7.0	158.0	5.5	632.1	12.5
Commercial mortgage-backed securities	720.8	7.3	328.3	41.6	1,049.1	48.9
Collateralized debt obligations	143.0	0.7	140.7	20.5	283.7	21.2
Other debt obligations	1,072.3	6.2	326.5	16.4	1,398.8	22.6
Total fixed maturities, available-for-sale	$8,520.9	$198.0	$2,034.4	$222.8	$10,555.3	$420.8
Total equity securities, available-for-sale	$40.7	$0.3	$34.9	$10.9	$75.6	$11.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

Of the total amounts, Principal Life’s consolidated portfolio represented $10,258.6 million in available-for-sale fixed maturities with gross unrealized losses of $393.3 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 87% were investment grade (rated AAA through BBB-) with an average price of 96 (carrying value/amortized cost) at June 30, 2015. Gross unrealized losses in our fixed maturities portfolio increased during the six months ended June 30, 2015, due primarily to an increase in interest rates and widening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 1,169 securities with a carrying value of $8,368.4 million and unrealized losses of $195.2 million reflecting an average price of 98 at June 30, 2015. Of this portfolio, 90% was investment grade (rated AAA through BBB-) at June 30, 2015, with associated unrealized losses of $149.1 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 312 securities with a carrying value of $1,890.2 million and unrealized losses of $198.1 million. The average rating of this portfolio was A- with an average price of 91 at June 30, 2015. Of the $198.1 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $41.6 million in unrealized losses with an average price of 89 and an average credit rating of BBB+. The remaining unrealized losses consist primarily of $112.8 million within the corporate sector at June 30, 2015. The average price of the corporate sector was 89 and the average credit rating was BBB. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at June 30, 2015.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

2014, with associated unrealized losses of $44.4 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 429 securities with a carrying value of $2,731.6 million and unrealized losses of $225.4 million. The average rating of this portfolio was A with an average price of 92 at December 31, 2014. Of the $225.4 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $59.9 million in unrealized losses with an average price of 87 and an average credit rating of A-. The remaining unrealized losses consist primarily of $113.0 million within the corporate sector at December 31, 2014. The average price of the corporate sector was 91 and the average credit rating was BBB+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

	June 30, 2015	December 31, 2014
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$2,263.1	$3,079.1
Noncredit component of impairment losses on fixed maturities, available-for-sale	(148.6)	(175.5)
Net unrealized losses on equity securities, available-for-sale	(3.9)	(2.1)
Adjustments for assumed changes in amortization patterns	(253.2)	(346.8)
Adjustments for assumed changes in policyholder liabilities	(725.9)	(1,078.6)
Net unrealized gains on derivative instruments	170.7	160.1
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	91.1	88.9
Provision for deferred income taxes	(465.7)	(576.8)
Net unrealized gains on available-for-sale securities and derivative instruments	$927.6	$1,148.3

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

	June 30, 2015	December 31, 2014
	(in millions)

Commercial mortgage loans	$10,991.7	$10,723.8
Residential mortgage loans	1,134.9	1,144.3
Total amortized cost	12,126.6	11,868.1

Valuation allowance	(55.9)	(56.5)
Total carrying value	$12,070.7	$11,811.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $79.6 million and $40.3 million of residential mortgage loans during the three months ended June 30, 2015 and 2014, and $143.1 million and $80.1 million during the six months ended June 30, 2015 and 2014, respectively. We sold $21.4 million and $0.0 million of residential mortgage loans during the three months ended June 30, 2015 and 2014, and $42.8 million and $0.0 million during the six months ended June 30, 2015 and 2014, respectively. We purchased $39.9 million and $12.1 million of commercial mortgage loans during the three months ended June 30, 2015 and 2014, and $146.9 million and $33.4 million during the six months ended June 30, 2015 and 2014, respectively. We sold $0.0 million and $0.0 million of commercial mortgage loans during the three months ended June 30, 2015 and 2014, and $1.0 million and $1.1 million during the six months ended June 30, 2015 and 2014, respectively.

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2015		December 31, 2014
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$528.0	4.8%	$528.0	4.9%
Middle Atlantic	3,053.7	27.8	2,951.0	27.5
East North Central	462.7	4.2	442.1	4.1
West North Central	279.2	2.5	233.3	2.2
South Atlantic	1,983.3	18.0	1,970.9	18.4
East South Central	199.5	1.8	197.4	1.8
West South Central	1,090.3	9.9	1,023.9	9.5
Mountain	835.9	7.6	772.0	7.2
Pacific	2,517.2	23.0	2,565.5	24.0
International	41.9	0.4	39.7	0.4
Total	$10,991.7	100.0%	$10,723.8	100.0%

Property type distribution
Office	$3,747.8	34.1%	$3,646.1	34.0%
Retail	2,645.2	24.1	2,512.1	23.4
Industrial	1,843.9	16.8	1,918.7	17.9
Apartments	2,341.7	21.3	2,200.5	20.5
Hotel	294.3	2.7	331.5	3.1
Mixed use/other	118.8	1.0	114.9	1.1
Total	$10,991.7	100.0%	$10,723.8	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $250.1 million and $283.4 million and first lien mortgages with an amortized cost of $884.8 million and $860.9 million as of June 30, 2015 and December 31, 2014, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

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

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	June 30, 2015
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$9,400.6	$181.6	$9,582.2
BBB+ thru BBB-	1,039.2	141.8	1,181.0
BB+ thru BB-	174.5	—	174.5
B+ and below	52.6	1.4	54.0
Total	$10,666.9	$324.8	$10,991.7

	December 31, 2014
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$9,115.8	$168.8	$9,284.6
BBB+ thru BBB-	1,041.0	178.5	1,219.5
BB+ thru BB-	148.3	—	148.3
B+ and below	69.8	1.6	71.4
Total	$10,374.9	$348.9	$10,723.8

Residential Credit Risk Profile Based on Performance Status

Our residential mortgage loan portfolio is monitored based on performance of the loans. Monitoring on a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. We define non-performing residential mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	June 30, 2015
	Home equity	First liens	Total
	(in millions)
Performing	$237.9	$871.6	$1,109.5
Nonperforming	12.2	13.2	25.4
Total	$250.1	$884.8	$1,134.9

	December 31, 2014
	Home equity	First liens	Total
	(in millions)
Performing	$268.4	$847.6	$1,116.0
Nonperforming	15.0	13.3	28.3
Total	$283.4	$860.9	$1,144.3

Non-Accrual Mortgage Loans

Commercial and residential mortgage loans are placed on non-accrual status if we have concern regarding the collectability of future payments or if a loan has matured without being paid off or extended. Factors considered may include conversations with the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

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

The amortized cost of mortgage loans on non-accrual status was as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Commercial:
Brick and mortar	$4.4	$9.6
Residential:
Home equity	12.2	15.0
First liens	8.8	8.8
Total	$25.4	$33.4

The aging of our mortgage loans, based on amortized cost, was as follows:

	June 30, 2015
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$10,666.9	$10,666.9	$—
Commercial-CTL	—	—	—	—	324.8	324.8	—
Residential-home equity	1.9	0.6	1.1	3.6	246.5	250.1	—
Residential-first liens	21.5	5.3	12.0	38.8	846.0	884.8	4.4
Total	$23.4	$5.9	$13.1	$42.4	$12,084.2	$12,126.6	$4.4

	December 31, 2014
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$4.5	$0.7	$5.2	$10,369.7	$10,374.9	$—
Commercial-CTL	—	—	—	—	348.9	348.9	—
Residential-home equity	2.3	1.2	3.4	6.9	276.5	283.4	—
Residential-first liens	24.2	7.0	12.1	43.3	817.6	860.9	4.5
Total	$26.5	$12.7	$16.2	$55.4	$11,812.7	$11,868.1	$4.5

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	For the three months ended June 30, 2015
	Commercial	Residential	Total
	(in millions)
Beginning balance	$27.8	$29.1	$56.9
Provision	0.6	0.6	1.2
Charge-offs	—	(3.5)	(3.5)
Recoveries	0.1	1.2	1.3
Ending balance	$28.5	$27.4	$55.9

	For the six months ended June 30, 2015
	Commercial	Residential	Total
	(in millions)
Beginning balance	$26.9	$29.6	$56.5
Provision	1.5	2.5	4.0
Charge-offs	—	(6.5)	(6.5)
Recoveries	0.1	1.8	1.9
Ending balance	$28.5	$27.4	$55.9
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.4	$8.4	$10.8
Collectively evaluated for impairment	26.1	19.0	45.1
Allowance ending balance	$28.5	$27.4	$55.9
Loan balance by basis of impairment method:
Individually evaluated for impairment	$4.4	$25.9	$30.3
Collectively evaluated for impairment	10,987.3	1,109.0	12,096.3
Loan ending balance	$10,991.7	$1,134.9	$12,126.6

	For the three months ended June 30, 2014
	Commercial	Residential	Total
	(in millions)
Beginning balance	$26.5	$40.0	$66.5
Provision	(0.1)	0.5	0.4
Charge-offs	—	(2.6)	(2.6)
Recoveries	—	0.7	0.7
Effect of exchange rates	—	(0.1)	(0.1)
Ending balance	$26.4	$38.5	$64.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

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

	June 30, 2015
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$3.9	$3.9	$—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	15.4	16.2	7.8
Residential-first liens	6.6	6.5	0.6
Total:
Commercial	$4.4	$4.4	$2.4
Residential	$25.9	$26.6	$8.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

	December 31, 2014
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$5.2	$6.7	$—
Residential-first liens	3.4	3.4	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	16.5	17.1	8.2
Residential-first liens	7.2	7.2	0.8
Total:
Commercial	$9.6	$11.1	$2.4
Residential	$27.1	$27.7	$9.0

	For the three months ended		For the six months ended
	June 30, 2015		June 30, 2015
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$2.3	$—	$2.6	$—
Residential-first liens	3.7	—	3.7	—
With an allowance recorded:
Commercial-brick and mortar	4.4	0.1	4.4	0.2
Residential-home equity	15.6	0.1	16.0	0.2
Residential-first liens	6.7	0.1	6.9	0.1
Total:
Commercial	$6.7	$0.1	$7.0	$0.2
Residential	$26.0	$0.2	$26.6	$0.3

	For the three months ended		For the six months ended
	June 30, 2014		June 30, 2014
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$0.9	$0.1	$11.2	$0.1
Residential-first liens	4.4	—	4.4	—
With an allowance recorded:
Commercial-brick and mortar	4.4	—	4.4	0.1
Residential-home equity	18.6	0.1	18.9	0.3
Residential-first liens	8.2	0.1	8.4	0.1
Total:
Commercial	$5.3	$0.1	$15.6	$0.2
Residential	$31.2	$0.2	$31.7	$0.4

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended June 30, 2015
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	4	$0.2	—	$—
Total	4	$0.2	—	$—

	For the three months ended June 30, 2014
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	1	$0.7	—	$—
Residential-home equity	26	1.0	2	—
Residential-first liens	1	0.1	—	—
Total	28	$1.8	2	$—

	For the six months ended June 30, 2015
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	12	$0.7	1	$—
Total	12	$0.7	1	$—

	For the six months ended June 30, 2014
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	2	$5.1	—	$—
Residential-home equity	39	1.4	2	—
Residential-first liens	1	0.1	—	—
Total	42	$6.6	2	$—

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

Securities Posted as Collateral

We posted $1,033.9 million in fixed maturities, available-for-sale securities at June 30, 2015, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with the Federal Home Loan Bank

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

of Des Moines (“FHLB Des Moines”). In addition, we posted $2,286.1 million in commercial mortgage loans and home equity mortgages as of June 30, 2015, to satisfy collateral requirements associated with our obligation under funding agreements with the FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, $206.2 million can be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
June 30, 2015
Derivative assets	$589.6	$(443.8)	$(132.9)	$12.9
Reverse repurchase agreements	70.6	—	(70.6)	—
Total	$660.2	$(443.8)	$(203.5)	$12.9
December 31, 2014
Derivative assets	$661.8	$(479.5)	$(169.0)	$13.3
Reverse repurchase agreements	51.5	—	(51.5)	—
Total	$713.3	$(479.5)	$(220.5)	$13.3

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents on the consolidated statements of financial position. The above excludes $0.0 million of derivative assets as of both June 30, 2015 and December 31, 2014, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
June 30, 2015
Derivative liabilities	$783.4	$(443.8)	$(256.8)	$82.8
December 31, 2014
Derivative liabilities	$786.0	$(479.5)	$(220.6)	$85.9

(1)         The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $361.2 million and $421.3 million of derivative liabilities as of June 30, 2015 and December 31, 2014, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expense on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of June 30, 2015 and December 31, 2014.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

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
June 30, 2015
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

We posted $344.7 million and $271.6 million in cash and securities under collateral arrangements as of June 30, 2015 and December 31, 2014, respectively, to satisfy collateral requirements associated with our derivative credit support agreements and FCM agreements. These amounts include initial margin requirements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of June 30, 2015 and December 31, 2014, was $643.0 million and $656.2 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $344.7 million and $271.6 million as of June 30, 2015 and December 31, 2014, respectively, in the normal course of

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2015, we would be required to post an additional $74.6 million of collateral to our counterparties.

As of June 30, 2015 and December 31, 2014, we had received $89.9 million and $148.3 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

	June 30, 2015	December 31, 2014
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$20,358.6	$19,182.6
Interest rate options	4,900.0	4,900.0
Swaptions	159.0	260.0
Interest rate futures	130.0	147.5
Foreign exchange contracts:
Currency swaps	1,841.8	1,975.5
Currency forwards	258.1	270.7
Equity contracts:
Equity options	3,558.1	3,293.4
Equity futures	552.8	498.1
Credit contracts:
Credit default swaps	1,147.5	1,234.5
Total return swaps	90.0	90.0
Futures	11.3	10.5
Other contracts:
Embedded derivatives	9,606.9	9,235.7
Total notional amounts at end of period	$42,614.1	$41,098.5

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$429.3	$510.8
Interest rate options	32.8	41.0
Foreign exchange contracts:
Currency swaps	111.7	97.1
Currency forwards	0.8	1.4
Equity contracts:
Equity options	31.8	30.2
Credit contracts:
Credit default swaps	13.0	13.3
Total return swaps	0.1	—
Total gross credit exposure	619.5	693.8
Less: collateral received	137.7	183.5
Net credit exposure	$481.8	$510.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$6.6	$8.8	$161.2	$193.9
Foreign exchange contracts	99.6	80.0	134.5	69.1
Total derivatives designated as hedging instruments	$106.2	$88.8	$295.7	$263.0

Derivatives not designated as hedging instruments
Interest rate contracts	$422.3	$508.7	$290.2	$321.4
Foreign exchange contracts	16.2	20.8	48.6	40.1
Equity contracts	31.8	30.2	129.2	131.7
Credit contracts	13.1	13.3	26.9	35.6
Other contracts	—	—	354.0	415.5
Total derivatives not designated as hedging instruments	483.4	573.0	848.9	944.3

Total derivative instruments	$589.6	$661.8	$1,144.6	$1,207.3

(1)  The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)  The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $117.0 million and $176.4 million as of June 30, 2015 and December 31, 2014, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $0.0 million as of June 30, 2015 and $10.0 million as of December 31, 2014. These purchased credit derivative transactions had a net asset (liability) fair value of $0.0 million as of June 30, 2015 and $(0.1) million as of December 31, 2014. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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
June 30, 2015
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	June 30, 2015
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.9	$30.0	3.7
AA	74.0	1.3	74.0	2.8
A	209.5	3.4	209.5	2.7
BBB	335.0	2.5	335.0	3.4
BB	10.0	—	10.0	4.5
Government/municipalities
AA	30.0	0.6	30.0	3.8
Sovereign
AA	10.0	0.1	10.0	4.2
BBB	40.0	(0.4)	40.0	4.2
Total single name credit default swaps	738.5	8.4	738.5	3.3

Basket and index credit default swaps
Corporate debt
Near default (1)	100.4	(17.6)	100.4	1.7
Government/municipalities
AA	30.0	(1.3)	30.0	2.2
Structured finance
AAA	14.9	0.1	14.9	1.1
Total basket and index credit default swaps	145.3	(18.8)	145.3	1.8
Total credit default swap protection sold	$883.8	$(10.4)	$883.8	3.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
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

(1)         Includes $78.0 million as of both June 30, 2015 and December 31, 2014, notional of derivatives in consolidated collateralized private investment vehicle VIEs where the credit risk is borne by third party investors.

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

	June 30, 2015
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
A	$24.4	$24.4	1.5
Total corporate debt	24.4	24.4	1.5

Structured finance
A	74.0	74.0	1.1
BB	5.8	5.8	2.1
CCC	9.2	9.2	4.6
Total structured finance	89.0	89.0	1.6
Total fixed maturities with credit derivatives	$113.4	$113.4	1.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
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

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended June 30, (1)		Hedged items in fair value	June 30, (1)
relationships	2015	2014	hedging relationships	2015	2014
	(in millions)			(in millions)
Interest rate contracts	$20.2	$1.8	Fixed maturities, available-for-sale	$(19.3)	$(2.7)
Interest rate contracts	(1.0)	2.0	Investment-type insurance contracts	1.0	(1.9)
Foreign exchange contracts	—	0.5	Fixed maturities, available-for-sale	—	(0.4)
Total	$19.2	$4.3	Total	$(18.3)	$(5.0)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

					Amount of loss
	Amount of gain				recognized in net income on
	recognized in net income on				related hedged item for the
	derivatives for the six months				for the six months
Derivatives in fair value hedging	ended June 30, (1)		Hedged items in fair value		ended June 30, (1)
relationships	2015	2014	hedging relationships	2015	2014
	(in millions)				(in millions)
Interest rate contracts	$18.1	$8.7	Fixed maturities, available-for-sale	$(17.7)	$(10.1)
Interest rate contracts	1.5	2.6	Investment-type insurance contracts	(1.4)	(2.5)
Foreign exchange contracts	3.8	0.8	Fixed maturities, available-for-sale	(3.8)	(0.7)
Foreign exchange contracts	—	0.2	Investment-type insurance contracts	—	(0.2)
Total	$23.4	$12.3	Total	$(22.9)	$(13.5)

(1)         The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the three		Amount of gain (loss) for the
	months ended June 30,		six months ended June 30,
Hedged item	2015	2014	2015	2014
	(in millions)
Fixed maturities, available-for-sale (1)	$(19.2)	$(23.1)	$(39.3)	$(49.3)
Investment-type insurance contracts (2)	1.0	0.9	1.9	2.4

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 5.0 years. At June 30, 2015, we had $46.5 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. We reclassified $0.0 million and $0.0 million from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the six months ended June 30, 2015 and 2014, respectively.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		June 30,		into net income	June 30,
relationships	Related hedged item	2015	2014	(effective portion)	2015	2014
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(5.6)	$(1.7)	Net investment income	$4.1	$3.4
Interest rate contracts	Investment-type insurance contracts	1.4	1.5	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(2.0)	(1.8)
Foreign exchange contracts	Fixed maturities, available-for-sale	(26.7)	(4.2)	Net realized capital gains	5.6	—
Foreign exchange contracts	Investment-type insurance contracts	2.6	3.4	Benefits, claims and settlement expenses	—	—
Total		$(28.3)	$(1.0)	Total	$7.7	$1.6

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the six months ended		reclassified from AOCI	for the six months ended
flow hedging		June 30,		into net income	June 30,
relationships	Related hedged item	2015	2014	(effective portion)	2015	2014
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$11.1	$2.0	Net investment income	$7.9	$6.6
Interest rate contracts	Investment-type insurance contracts	2.3	2.4	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(4.0)	(3.6)
Foreign exchange contracts	Fixed maturities, available-for-sale	13.5	(0.2)	Net realized capital gains (losses)	13.9	(11.1)
Foreign exchange contracts	Investment-type insurance contracts	(1.2)	8.5	Benefits, claims and settlement expenses	—	—
Total		$25.7	$12.7	Total	$17.8	$(8.1)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the		Amount of gain (loss) for the
	three months ended June 30,		six months ended June 30,
Hedged item	2015	2014	2015	2014
	(in millions)
Fixed maturities, available-for-sale (1)	$1.6	$1.3	$3.1	$2.8
Investment-type insurance contracts (2)	(4.8)	(2.9)	(8.7)	(5.8)

(1)   Reported in net investment income on the consolidated statements of operations.

(2)   Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain (loss) resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.0 million and $(0.1) million for the three months ended June 30, 2015 and 2014, respectively. The net gain (loss) resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.1 million and $(0.1) million for the six months ended June 30, 2015 and 2014, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

We expect to reclassify net gains of $0.3 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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

	Amount of gain (loss) recognized in net income on derivatives for the three months ended June 30,		Amount of gain (loss) recognized in net income on derivatives for the six months ended June 30,
Derivatives not designated as hedging instruments	2015	2014	2015	2014
	(in millions)
Interest rate contracts	$(151.0)	$33.1	$(66.1)	$96.4
Foreign exchange contracts	4.3	0.4	(12.2)	(12.9)
Equity contracts	(44.3)	(12.6)	(32.2)	(37.6)
Credit contracts	8.8	15.8	13.4	10.9
Other contracts	109.3	(19.8)	58.9	(46.5)
Total	$(72.9)	$16.9	$(38.2)	$10.3

5.  Long-Term Debt

The components of long-term debt were as follows:

	June 30, 2015	December 31, 2014
	(in millions)
1.85% notes payable, due 2017	$299.8	$299.8
8.875% notes payable, due 2019	350.0	350.0
3.3% notes payable, due 2022	299.2	299.1
3.125% notes payable, due 2023	299.7	299.6
3.4% notes payable, due in 2025	398.8	—
6.05% notes payable, due 2036	601.6	601.6
4.625% notes payable, due 2042	299.5	299.5
4.35% notes payable, due 2043	299.3	299.3
4.7% notes payable due 2055	400.0	—
Non-recourse mortgages and notes payable	68.0	82.3
Total long-term debt	$3,315.9	$2,531.2

The amounts included above are net of the discount and premium associated with issuing these notes, which are being amortized to expense over the respective terms using the interest method.

On May 7, 2015, we issued $400.0 million of senior notes. The notes bear interest at 3.4% and will mature in 2025. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2015. In addition, on May 7, 2015, we issued $400.0 million of junior subordinated notes, which are subordinated to all our senior debt. The notes are callable in 2020 and have a maturity date in 2055. The notes initially bear a fixed rate of interest at 4.7% and convert to a floating rate at the date the notes become callable. Interest on the notes is payable semi-annually on May 15 and November 15 each year. After the call date the notes will bear interest at 3-month LIBOR plus 3.044%, reset quarterly and payable in arrears in February, May, August, and

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

November each year. We have the right to defer interest payments on the junior subordinated notes for up to 5 years without resulting in a default, during which time interest will be compounded. The proceeds from these notes were used to redeem our series A and series B preferred stock with the remainder available for general corporate purposes.

6.  Income Taxes

The effective income tax rate for the three months ended June 30, 2015, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and tax credits.

The effective income tax rate for the three months ended June 30, 2014, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions.

The effective income tax rate for the six months ended June 30, 2015, was lower than the U.S. statutory rate primarily due to a change in deferred tax balances related to the merger of two of our Chilean legal entities, income tax deductions allowed for corporate dividends received and the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income partially offset by the negative impact of a court ruling on some uncertain tax positions.

The effective income tax rate for the six months ended June 30, 2014, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and tax credits.

We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations (“CFCs”) for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs (“Subpart F income”) even if the income is not currently distributed. Temporary exceptions (the “active financing” and “look through” exceptions) were applicable for tax years beginning before January 1, 2015 to avoid the current recognition of Subpart F income derived in either the active conduct of a banking, financing, insurance or similar business or for certain payments between related corporations in different foreign jurisdictions. The U.S. Congress and the President have yet to enact extenders legislation as of June 30, 2015. Therefore, current tax expense has increased by an immaterial amount associated with the U.S. recognition of Subpart F income from our foreign operations. We will reverse any tax expense subject to the active financing and look through exceptions during the 2015 quarter extenders legislation is enacted, assuming the legislation is retroactive to January 1, 2015.

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

Unrecognized Tax Benefits

A summary of the changes in unrecognized tax benefits follows:

	For the six months ended	For the year ended
	June 30, 2015	December 31, 2014
	(in millions)
Balance at beginning of period	$172.4	$108.9
Additions based on tax positions related to the current year	6.5	12.9
Additions for tax positions of prior years	45.2	62.5
Reductions for tax positions related to the current year	(4.4)	(8.4)
Reductions for tax positions of prior years	(2.6)	(0.2)
Settlements	—	(3.3)
Balance at end of period (1)	$217.1	$172.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

(1)  Of this amount, $80.1 million, if recognized, would reduce the 2015 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses.

As of June 30, 2015 and December 31, 2014, we had recognized $137.0 million and $100.4 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively.

7.  Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$15.8	$13.5	$0.5	$0.3
Interest cost	30.1	29.3	1.7	1.6
Expected return on plan assets	(40.1)	(33.0)	(8.5)	(8.2)
Amortization of prior service benefit	(0.4)	(1.2)	(4.6)	(5.1)
Recognized net actuarial (gain) loss	25.5	12.5	(0.2)	(0.7)
Net periodic benefit cost (income)	$30.9	$21.1	$(11.1)	$(12.1)

			Other postretirement
	Pension benefits		benefits
	For the six months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$31.6	$27.0	$1.0	$0.7
Interest cost	60.2	58.6	3.3	3.3
Expected return on plan assets	(80.3)	(66.0)	(17.0)	(16.3)
Amortization of prior service benefit	(0.9)	(2.4)	(9.2)	(10.2)
Recognized net actuarial (gain) loss	51.1	25.3	(0.4)	(1.7)
Net periodic benefit cost (income)	$61.7	$42.5	$(22.3)	$(24.2)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2015 will be zero so we will not be required to fund our qualified pension plan during 2015. However, it is possible that we may fund the qualified and nonqualified pension plans in 2015 for a combined total of up to $150.0 million. During the three and six months ended June 30, 2015, we contributed $31.2 million and $42.6 million to these plans, respectively.

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
June 30, 2015
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

On March 18, 2014, McCaffree Financial Corp. Employee Retirement Program (“McCaffree”) filed a putative class action lawsuit in the United States District Court for the Southern District of Iowa against Principal Life. The complaint alleged, among other things, breach of duty of loyalty, breach of duty of prudence and prohibited transactions under ERISA. McCaffree seeks a nationwide class action on behalf of all participants and beneficiaries of defined contribution retirement plans that invested in any Principal Separate Account in the last six years. McCaffree seeks disgorgement of all fees it alleges Principal Life improperly retained in addition to other general claims for relief. Principal Life filed a motion to dismiss the case and on December 11, 2014, the court granted the motion. McCaffree filed a notice of appeal on December 22, 2014. Principal Life will continue to aggressively defend the case.

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

In 2008, Principal Life received approximately $440.0 million in connection with the termination of certain structured transactions and the resulting prepayment of Principal Life’s investment in those transactions. The transactions involved Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc. (collectively, “Lehman”) in various capacities. Subsequent to Lehman’s 2008 bankruptcy filing, its bankruptcy estate initiated several lawsuits seeking to recover from numerous sources significant amounts to which it claims entitlement under various theories. We are one of a large group of defendants to this action, and believe that we have meritorious defenses to Lehman’s claims and intend to aggressively defend against them. The estate’s claim against Principal Life, including interest through November 2014 (which we also dispute), was approximately $550.0 million.

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of June 30, 2015, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at June 30, 2015.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. These agreements generally expire through 2019. The maximum exposure under these agreements as of June 30, 2015, was approximately $232.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

9.  Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A	Series B	Common
	preferred stock	preferred stock	stock
	(in millions)
Outstanding shares at January 1, 2014	3.0	10.0	295.2
Shares issued	—	—	1.9
Treasury stock acquired	—	—	(3.3)
Outstanding shares at June 30, 2014	3.0	10.0	293.8

Outstanding shares at January 1, 2015	3.0	10.0	293.9
Shares issued	—	—	2.3
Treasury stock acquired	—	—	(1.5)
Preferred stock redemption	(3.0)	(10.0)	—
Outstanding shares at June 30, 2015	—	—	294.7

On June 30, 2015 we redeemed our 3.0 million shares of series A preferred stock for $250.0 million and our 10.0 million shares of series B preferred stock for $300.0 million. At redemption, we recognized $8.2 million excess redemption value over carrying value of the preferred shares redeemed as an adjustment to determine net income available to common stockholders.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended			For the six months ended
	June 30, 2015			June 30, 2015
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(1,090.4)	$372.6	$(717.8)	$(807.1)	$274.3	$(532.8)
Reclassification adjustment for (gains) losses included in net income (1)	5.1	(1.7)	3.4	(8.5)	3.0	(5.5)
Adjustments for assumed changes in amortization patterns	95.7	(33.5)	62.2	82.4	(28.8)	53.6
Adjustments for assumed changes in policyholder liabilities	526.1	(180.3)	345.8	357.3	(121.9)	235.4
Net unrealized losses on available-for-sale securities	(463.5)	157.1	(306.4)	(375.9)	126.6	(249.3)

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	5.4	(2.0)	3.4	26.9	(9.4)	17.5
Adjustments for assumed changes in amortization patterns	—	—	—	(1.3)	0.5	(0.8)
Adjustments for assumed changes in policyholder liabilities	—	—	—	0.2	—	0.2
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	5.4	(2.0)	3.4	25.8	(8.9)	16.9

Net unrealized gains (losses) on derivative instruments during the period	(23.9)	8.5	(15.4)	28.4	(9.9)	18.5
Reclassification adjustment for gains included in net income (3)	(7.7)	2.6	(5.1)	(17.8)	6.0	(11.8)
Adjustments for assumed changes in amortization patterns	2.4	(0.8)	1.6	12.5	(4.4)	8.1
Adjustments for assumed changes in policyholder liabilities	4.4	(1.6)	2.8	(4.8)	1.7	(3.1)
Net unrealized gains (losses) on derivative instruments	(24.8)	8.7	(16.1)	18.3	(6.6)	11.7

Foreign currency translation adjustment	(38.1)	(4.4)	(42.5)	(206.1)	31.0	(175.1)

Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	20.3	(8.3)	12.0	40.6	(16.6)	24.0
Net unrecognized postretirement benefit obligation	20.3	(8.3)	12.0	40.6	(16.6)	24.0

Other comprehensive loss	$(500.7)	$151.1	$(349.6)	$(497.3)	$125.5	$(371.8)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

	For the three months ended			For the six months ended
	June 30, 2014			June 30, 2014
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)

Net unrealized gains on available-for- sale securities during the period	$651.2	$(221.2)	$430.0	$1,311.7	$(444.5)	$867.2
Reclassification adjustment for gains included in net income (1)	(38.7)	12.6	(26.1)	(61.7)	20.2	(41.5)
Adjustments for assumed changes in amortization patterns	(44.9)	15.7	(29.2)	(99.2)	34.7	(64.5)
Adjustments for assumed changes in policyholder liabilities	(290.0)	93.6	(196.4)	(584.5)	193.8	(390.7)
Net unrealized gains on available-for-sale securities	277.6	(99.3)	178.3	566.3	(195.8)	370.5

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	37.8	(13.8)	24.0	67.9	(24.3)	43.6
Adjustments for assumed changes in amortization patterns	(5.2)	1.8	(3.4)	(8.4)	3.1	(5.3)
Adjustments for assumed changes in policyholder liabilities	(0.4)	0.2	(0.2)	(0.6)	0.2	(0.4)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	32.2	(11.8)	20.4	58.9	(21.0)	37.9

Net unrealized gains on derivative instruments during the period	9.6	(3.4)	6.2	19.3	(6.8)	12.5
Reclassification adjustment for (gains) losses included in net income (3)	(1.6)	0.5	(1.1)	8.1	(3.0)	5.1
Adjustments for assumed changes in amortization patterns	(0.3)	0.2	(0.1)	(0.5)	0.2	(0.3)
Adjustments for assumed changes in policyholder liabilities	(1.2)	0.3	(0.9)	(6.5)	2.3	(4.2)
Net unrealized gains on derivative instruments	6.5	(2.4)	4.1	20.4	(7.3)	13.1

Foreign currency translation adjustment	34.5	(1.5)	33.0	(20.9)	8.3	(12.6)

Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	5.5	(1.9)	3.6	11.0	(3.9)	7.1
Net unrecognized postretirement benefit obligation	5.5	(1.9)	3.6	11.0	(3.9)	7.1

Other comprehensive income	$356.3	$(116.9)	$239.4	$635.7	$(219.7)	$416.0

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

statements of operations. See Note 7, Employee and Agent Benefits — Components of Net Periodic Benefit Cost, for further details.

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains (losses) on	currency	postretirement	other
	available-for-sale	on fixed maturities	derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income (loss)
	(in millions)
Balances at January 1, 2014	$878.1	$(167.0)	$(10.5)	$(361.5)	$(155.9)	$183.2
Other comprehensive income during the period, net of adjustments	412.0	—	8.0	(12.4)	—	407.6
Amounts reclassified from AOCI	(41.5)	37.9	5.1	—	7.1	8.6
Other comprehensive income	370.5	37.9	13.1	(12.4)	7.1	416.2
Balances at June 30, 2014	$1,248.6	$(129.1)	$2.6	$(373.9)	$(148.8)	$599.4

Balances at January 1, 2015	$1,202.8	$(105.1)	$50.6	$(686.8)	$(411.1)	$50.4
Other comprehensive loss during the period, net of adjustments	(243.8)	—	23.5	(170.4)	—	(390.7)
Amounts reclassified from AOCI	(5.5)	16.9	(11.8)	—	24.0	23.6
Other comprehensive loss	(249.3)	16.9	11.7	(170.4)	24.0	(367.1)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(9.9)	—	(9.9)
Balances at June 30, 2015	$953.5	$(88.2)	$62.3	$(867.1)	$(387.1)	$(326.6)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance at January 1, 2014	$247.2
Net income attributable to redeemable noncontrolling interest	5.2
Distributions to redeemable noncontrolling interest	(8.3)
Purchase of subsidiary shares from redeemable noncontrolling interest	(1.1)
Change in redemption value of redeemable noncontrolling interest	36.5
Foreign currency translation adjustment	2.9
Balance at June 30, 2014	$282.4

Balance at January 1, 2015	$58.0
Net income attributable to redeemable noncontrolling interest	2.1
Contributions from redeemable noncontrolling interest	24.7
Distributions to redeemable noncontrolling interest	(4.4)
Purchase of subsidiary shares from redeemable noncontrolling interest	(6.5)
Change in redemption value of redeemable noncontrolling interest	3.3
Foreign currency translation adjustment	(5.6)
Balance at June 30, 2015	$71.6

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of June 30, 2015, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

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

Equity Securities

Equity securities include mutual funds, common stock, nonredeemable preferred stock and regulatory required investments. Fair values of equity securities are determined using quoted prices in active markets for identical assets when available, which are reflected in Level 1. When quoted prices are not available, we may utilize internal valuation methodologies appropriate for the

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

specific asset that use observable inputs such as underlying share prices or the net asset value (“NAV”), which are reflected in Level 2. Fair values might also be determined using broker quotes or through the use of internal models or analysis that incorporate significant assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such securities, which are reflected in Level 3.

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
June 30, 2015
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

Additionally, obligations of consolidated VIEs for which the fair value option was elected are included in other liabilities. The VIEs’ obligations are valued either based on prices obtained from third party pricing vendors which are reflected in Level 2, or internal pricing models, which are reflected in Level 3.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2015
	Assets/
	(liabilities)
	measured at	Fair value hierarchy level
	fair value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,316.3	$840.9	$475.4	$—
Non-U.S. governments	799.3	3.3	750.4	45.6
States and political subdivisions	4,278.4	—	4,278.4	—
Corporate	30,823.7	38.8	30,557.9	227.0
Residential mortgage-backed securities	2,666.5	—	2,666.5	—
Commercial mortgage-backed securities	3,875.2	—	3,875.2	—
Collateralized debt obligations	642.0	—	578.7	63.3
Other debt obligations	4,548.3	—	4,506.9	41.4
Total fixed maturities, available-for-sale	48,949.7	883.0	47,689.4	377.3
Fixed maturities, trading	560.3	—	420.5	139.8
Equity securities, available-for-sale	176.1	83.7	88.3	4.1
Equity securities, trading	891.8	108.6	783.2	—
Derivative assets (1)	589.6	—	544.5	45.1
Other investments (2)	458.5	2.9	425.9	29.7
Cash equivalents (3)	1,441.0	—	1,441.0	—
Sub-total excluding separate account assets	53,067.0	1,078.2	51,392.8	596.0

Separate account assets	142,993.6	75,310.0	61,277.6	6,406.0
Total assets	$196,060.6	$76,388.2	$112,670.4	$7,002.0

Liabilities
Investment-type insurance contracts (4)	$(117.0)	$—	$—	$(117.0)
Derivative liabilities (1)	(790.6)	—	(753.6)	(37.0)
Other liabilities (4)	(303.7)	—	(236.2)	(67.5)
Total liabilities	$(1,211.3)	$—	$(989.8)	$(221.5)

Net assets	$194,849.3	$76,388.2	$111,680.6	$6,780.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

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

June 30, 2015

(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended June 30, 2015
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	March 31,	net income	comprehensive	settlements	into	out of	June 30,	positions still
	2015	(1)	income	(4)	Level 3	Level 3	2015	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$40.6	$(0.1)	$(0.2)	$5.3	$—	$—	$45.6	$(0.1)
Corporate	237.0	—	(4.6)	7.7	6.7	(19.8)	227.0	(0.1)
Collateralized debt obligations	63.6	(0.1)	—	(0.2)	—	—	63.3	—
Other debt obligations	55.3	—	(0.6)	(3.4)	—	(9.9)	41.4	—
Total fixed maturities, available-for-sale	396.5	(0.2)	(5.4)	9.4	6.7	(29.7)	377.3	(0.2)
Fixed maturities, trading	140.2	(0.5)	—	0.1	—	—	139.8	(0.5)
Equity securities, available-for-sale	4.1	—	—	—	—	—	4.1	—
Derivative assets	60.2	(15.0)	—	(0.1)	—	—	45.1	(15.0)
Other investments	28.6	0.2	—	0.9	—	—	29.7	0.2
Separate account assets (2)	6,030.6	239.2	—	136.3	—	(0.1)	6,406.0	240.8

Liabilities
Investment-type insurance contracts	(228.7)	108.6	—	3.1	—	—	(117.0)	107.0
Derivative liabilities	(50.8)	12.9	0.9	—	—	—	(37.0)	12.8
Other liabilities (3)	(65.3)	(2.2)	—	—	—	—	(67.5)	(2.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

	For the three months ended June 30, 2014
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included in	Included in	issuances			balance	net income
	as of	net	other	and	Transfers	Transfers	as of	relating to
	March 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2014	(1)	income	(4)	Level 3	Level 3	2014	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$50.1	$(0.1)	$0.3	$(10.7)	$—	$—	$39.6	$—
States and political subdivisions	1.8	—	—	(0.1)	—	—	1.7	—
Corporate	166.0	(0.1)	1.2	(21.4)	30.4	(6.1)	170.0	(0.1)
Commercial mortgage-backed securities	7.7	0.1	(0.1)	0.1	—	(1.1)	6.7	—
Collateralized debt obligations	30.4	—	1.2	36.9	—	—	68.5	—
Other debt obligations	47.7	—	0.7	(1.3)	—	—	47.1	—
Total fixed maturities, available-for-sale	303.7	(0.1)	3.3	3.5	30.4	(7.2)	333.6	(0.1)
Fixed maturities, trading	174.6	1.1	—	(16.1)	—	—	159.6	(0.4)
Equity securities, available-for-sale	17.6	—	(0.3)	—	0.2	—	17.5	—
Derivative assets	65.1	(2.9)	—	0.1	—	—	62.3	(2.7)
Other investments	133.6	3.2	—	(2.2)	—	—	134.6	3.3
Separate account assets (2)	5,341.0	89.2	0.2	104.8	0.1	(1.7)	5,533.6	93.1

Liabilities
Investment-type insurance contracts	(25.8)	(19.6)	—	7.8	—	—	(37.6)	(19.4)
Derivative liabilities	(34.4)	8.9	1.0	(0.2)	—	—	(24.7)	8.6
Other liabilities (3)	(75.9)	(4.0)	—	—	—	—	(79.9)	(4.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

	For the six months ended June 30, 2015
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2014	(1)	income	(4)	Level 3	Level 3	2015	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$38.7	$(0.1)	$0.1	$6.9	$—	$—	$45.6	$(0.1)
Corporate	245.6	(0.1)	(0.9)	23.7	26.2	(67.5)	227.0	(0.2)
Collateralized debt obligations	64.2	—	(0.1)	(0.8)	—	—	63.3	—
Other debt obligations	63.7	—	(0.1)	2.1	—	(24.3)	41.4	—
Total fixed maturities, available-for-sale	412.2	(0.2)	(1.0)	31.9	26.2	(91.8)	377.3	(0.3)
Fixed maturities, trading	139.7	0.2	—	(0.1)	—	—	139.8	0.1
Equity securities, available-for-sale	4.1	—	—	—	—	—	4.1	—
Derivative assets	53.7	(11.0)	—	2.4	—	—	45.1	(10.8)
Other investments	127.2	4.0	—	(66.5)	—	(35.0)	29.7	4.0
Separate account assets (2)	5,891.4	454.9	—	59.7	0.1	(0.1)	6,406.0	439.6

Liabilities
Investment-type insurance contracts	(176.4)	57.6	—	1.8	—	—	(117.0)	54.9
Derivative liabilities	(35.5)	(2.9)	1.2	0.2	—	—	(37.0)	(3.0)
Other liabilities (3)	(66.3)	(1.2)	—	—	—	—	(67.5)	(1.3)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

	For the six months ended June 30, 2014
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2013	(1)	income	(4)	Level 3	Level 3	2014	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$47.5	$(0.1)	$—	$(7.8)	$—	$—	$39.6	$(0.1)
States and political subdivisions	1.8	—	—	(0.1)	—	—	1.7	—
Corporate	164.0	(0.2)	1.1	(19.7)	30.9	(6.1)	170.0	(0.2)
Commercial mortgage-backed securities	1.6	(0.6)	1.1	(0.4)	6.1	(1.1)	6.7	(0.7)
Collateralized debt obligations	37.8	—	1.3	36.9	—	(7.5)	68.5	—
Other debt obligations	84.1	—	1.1	(8.4)	—	(29.7)	47.1	—
Total fixed maturities, available-for-sale	336.8	(0.9)	4.6	0.5	37.0	(44.4)	333.6	(1.0)
Fixed maturities, trading	169.9	5.8	—	(16.1)	—	—	159.6	3.8
Equity securities, available-for-sale	16.9	—	0.4	—	0.2	—	17.5	—
Derivative assets	74.2	(12.0)	—	0.1	—	—	62.3	(12.0)
Other investments	142.9	2.8	—	(11.1)	—	—	134.6	2.8
Separate account assets (2)	5,265.2	191.4	0.1	82.3	2.1	(7.5)	5,533.6	196.4

Liabilities
Investment-type insurance contracts	(6.9)	(47.1)	—	16.4	—	—	(37.6)	(46.8)
Derivative liabilities	(39.6)	13.8	1.3	(0.2)	—	—	(24.7)	13.5
Other liabilities (3)	(73.9)	(6.0)	—	—	—	—	(79.9)	(6.0)

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

(4)  Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

	For the three months ended June 30, 2015
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$5.6	$—	$—	$(0.3)	$5.3
Corporate	14.5	(2.1)	—	(4.7)	7.7
Collateralized debt obligations	—	—	—	(0.2)	(0.2)
Other debt obligations	—	—	—	(3.4)	(3.4)
Total fixed maturities, available-for-sale	20.1	(2.1)	—	(8.6)	9.4
Fixed maturities, trading	—	—	—	0.1	0.1
Derivative assets	—	(0.1)	—	—	(0.1)
Other investments	0.9	—	—	—	0.9
Separate account assets (5)	221.8	5.3	(96.5)	5.7	136.3

Liabilities
Investment-type insurance contracts	—	—	0.8	2.3	3.1

	For the three months ended June 30, 2014
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$0.4	$(10.8)	$—	$(0.3)	$(10.7)
States and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	10.4	(27.8)	—	(4.0)	(21.4)
Commercial mortgage-backed securities	—	—	—	0.1	0.1
Collateralized debt obligations	51.6	—	—	(14.7)	36.9
Other debt obligations	—	—	—	(1.3)	(1.3)
Total fixed maturities, available-for-sale	62.4	(38.6)	—	(20.3)	3.5
Fixed maturities, trading	—	—	—	(16.1)	(16.1)
Derivative assets	0.1	—	—	—	0.1
Other investments	0.2	—	—	(2.4)	(2.2)
Separate account assets (5)	160.4	(50.0)	(40.2)	34.6	104.8

Liabilities
Investment-type insurance contracts	—	—	7.4	0.4	7.8
Derivative liabilities	(0.2)	—	—	—	(0.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

	For the six months ended June 30, 2015
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.5	$—	$—	$(0.6)	$6.9
Corporate	41.6	(5.7)	—	(12.2)	23.7
Collateralized debt obligations	—	—	—	(0.8)	(0.8)
Other debt obligations	10.1	—	—	(8.0)	2.1
Total fixed maturities, available-for-sale	59.2	(5.7)	—	(21.6)	31.9
Fixed maturities, trading	—	(0.2)	—	0.1	(0.1)
Derivative assets	2.5	(0.1)	—	—	2.4
Other investments	1.2	(67.7)	—	—	(66.5)
Separate account assets (5)	361.0	(159.4)	(145.8)	3.9	59.7

Liabilities
Investment-type insurance contracts	—	—	(2.3)	4.1	1.8
Derivative liabilities	—	0.2	—	—	0.2

	For the six months ended June 30, 2014
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$3.6	$(10.8)	$—	$(0.6)	$(7.8)
States and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	18.0	(33.7)	—	(4.0)	(19.7)
Commercial mortgage-backed securities	—	—	—	(0.4)	(0.4)
Collateralized debt obligations	51.6	—	—	(14.7)	36.9
Other debt obligations	—	—	—	(8.4)	(8.4)
Total fixed maturities, available-for-sale	73.2	(44.5)	—	(28.2)	0.5
Fixed maturities, trading	—	—	—	(16.1)	(16.1)
Derivative assets	0.1	—	—	—	0.1
Other investments	0.2	—	—	(11.3)	(11.1)
Separate account assets (5)	238.7	(130.2)	(93.6)	67.4	82.3

Liabilities
Investment-type insurance contracts	—	—	14.5	1.9	16.4
Derivative liabilities	(0.2)	—	—	—	(0.2)

(5)         Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels are summarized below.

	For the three months ended June 30, 2015
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$6.7	$—	$19.8
Other debt obligations	—	—	—	—	—	9.9
Total fixed maturities, available-for-sale	—	—	—	6.7	—	29.7
Separate account assets	0.9	—	6.2	—	—	0.1

	For the three months ended June 30, 2014
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$30.4	$—	$6.1
Commercial mortgage-backed securities	—	—	—	—	—	1.1
Total fixed maturities, available-for-sale	—	—	—	30.4	—	7.2
Equity securities, available-for-sale	—	—	—	0.2	—	—
Separate account assets	11.7	—	0.6	0.1	—	1.7

	For the six months June 30, 2015
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$26.2	$—	$67.5
Other debt obligations	—	—	—	—	—	24.3
Total fixed maturities, available-for-sale	—	—	—	26.2	—	91.8
Other investments	—	—	—	—	—	35.0
Separate account assets	2.0	—	6.8	0.1	—	0.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

	For the six months June 30, 2014
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

Assets transferred into Level 3 during the three and six months ended June 30, 2015 and 2014, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three and six months ended June 30, 2015 and 2014, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information. In addition, for the six months ended June 30, 2015, assets transferred out of Level 3 included assets valued using the measurement alternative for CCFEs for which the corresponding liabilities have the more observable fair value and are reflected in Level 2.

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

	June 30, 2015
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$9.6	Discounted cash flow	Discount rate (1)	2.2%	2.2%
			Illiquidity premium	50 basis points (“bps”)	50	bps

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

	June 30, 2015
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Corporate	43.5	Discounted cash flow	Discount rate (1)	1.6%-7.6%	4.9%
			Comparability adjustment	0bps-14bps	2	bps
			Illiquidity premium	0bps-60bps	33	bps
Collateralized debt obligations	3.0	Discounted cash flow	Discount rate (1)	18.1%	18.1%
			Probability of default	100.0%	100.0%
			Potential loss severity	68.0%	68.0%
Other debt obligations	28.3	Discounted cash flow	Discount rate (1)	1.4%-5.0%	2.3%
			Illiquidity premium	50bps-1,000bps	298	bps
Fixed maturities, trading	15.0	Discounted cash flow	Discount rate (1)	2.0%-8.1%	4.1%
			Illiquidity premium	200bps-800bps	440	bps
Other investments	29.7	Discounted cash flow - equity method real estate investments	Discount rate (1)	7.9%	7.9%
			Terminal capitalization rate	6.8%	6.8%
			Average market rent growth rate	3.3%	3.3%
		Discounted cash flow - equity method real estate investments - debt	Loan to value	56.0%	56.0%
			Credit spread rate	2.0%	2.0%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

	June 30, 2015
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of		Weighted
	fair value	technique(s)	input description	inputs		average
	(in millions)
Separate account assets	6,365.3	Discounted cash flow - mortgage loans	Discount rate (1)	1.1%-5.8%		3.2%
			Illiquidity premium	0bps-60bps		7	bps
			Credit spread rate	77bps-535bps		219	bps
		Discounted cash flow - real estate	Discount rate (1)	5.6%-17.5%		7.1%
			Terminal capitalization rate	3.3%-9.5%		6.1%
			Average market rent growth rate	2.0%-4.5%		3.1%
		Discounted cash flow - real estate debt	Loan to value	4.6%-62.5%		46.8%
			Credit spread rate	1.4%-4.4%		2.2%

Liabilities

Investment-type insurance contracts	(117.0)	Discounted cash flow	Long duration interest rate	2.9%	(3)
			Long-term equity market volatility	14.9%-41.9%
			Non-performance risk	0.2%-1.7%
			Utilization rate	See note	(4)
			Lapse rate	0.5%-14.1%
			Mortality rate	See note	(5)

	December 31, 2014
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of		Weighted
	fair value	technique(s)	input description	inputs		average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$10.3	Discounted cash flow	Discount rate (1)	2.2%		2.2%
			Illiquidity premium	50 bps		50	bps
Corporate	83.0	Discounted cash flow	Discount rate (1)	1.8%-6.7%		4.0%
			Comparability adjustment	0bps-1bps		0	bps
			Illiquidity premium	0bps-25bps		13	bps

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

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

June 30, 2015

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
June 30, 2015
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the six months ended June 30, 2015, certain mortgage loans had been marked to fair value of $13.8 million. The net impact of write-downs of loans reclassified to held-for-sale, impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $1.9 million and $1.8 million for the three and six months ended June 30, 2015, respectively, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $25.7 million and $25.2 million as of June 30, 2015, and $35.0 million and $32.4 million as of December 31, 2014, respectively. The change in fair value of the loans resulted in a $(0.1) million and $0.6 million pre-tax gain (loss) for the three months ended June 30, 2015 and 2014, respectively, and a $2.1 million and $0.7 million pre-tax loss for the six months ended June 30, 2015 and 2014, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $0.9 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively, and $1.5 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $66.7 million and $125.6 million as of June 30, 2015, and $71.0 million and $132.8 million as of December 31, 2014, respectively. For the three months ended June 30, 2015 and 2014, the change in fair value of the obligations resulted in a pre-tax loss of $2.9 million and $4.7 million, which includes a pre-tax loss of $2.2 million and $4.0 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. For the six months ended June 30, 2015 and 2014, the change in fair value of the obligations resulted in a pre-tax loss of $0.2 million and $5.7 million, which includes a pre-tax loss of $1.3 million and $6.0 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $0.4 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $0.5 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively.

We invest in real estate ventures for the purpose of earning investment returns and for capital appreciation. We elected the fair value option for certain ventures that are subject to the equity method of accounting because the nature of the investments are to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties. These investments are reported with other investments in the consolidated statements of financial position. The changes in fair value are reported in net investment income on the consolidated statements of operations. The fair value of the equity method investments for which the fair value option has been elected was $29.7 million and $92.2 million as of June 30, 2015 and December 31, 2014, respectively. The decrease from December 31, 2014, is due to a real estate disposal during the first quarter of 2015. The change in fair value of the investments resulted in a $0.2 million and $2.8 million pre-tax gain for the three months ended June 30, 2015 and 2014, respectively, and $4.0 million and $3.6 million pre-tax gain for the six months ended June 30, 2015 and 2014, respectively.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	June 30, 2015
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$12,070.7	$12,509.8	$—	$—	$12,509.8
Policy loans	824.9	1,014.5	—	—	1,014.5
Other investments	250.3	261.3	—	180.4	80.9
Cash and cash equivalents	823.4	823.4	823.4	—	—
Investment-type insurance contracts	(27,548.1)	(27,522.7)	—	(5,239.4)	(22,283.4)
Short-term debt	(26.6)	(26.6)	—	(26.6)	—
Long-term debt	(3,315.9)	(3,437.8)	—	(3,369.7)	(68.1)
Separate account liabilities	(131,065.0)	(129,743.4)	—	—	(129,743.4)
Bank deposits	(1,987.9)	(1,992.8)	(1,370.9)	(621.9)	—
Cash collateral payable	(86.9)	(86.9)	(86.9)	—	—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
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
June 30, 2015
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
June 30, 2015
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

The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2015	December 31, 2014
	(in millions)
Assets:
Retirement and Investor Services	$142,053.8	$138,549.4
Principal Global Investors	1,112.0	1,175.1
Principal International	52,865.8	53,531.8
U.S. Insurance Solutions	22,071.2	21,554.5
Corporate	4,167.9	4,276.2
Total consolidated assets	$222,270.7	$219,087.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$2,108.6	$1,265.1	$3,428.0	$2,526.3
Principal Global Investors	188.4	173.2	375.0	344.3
Principal International	315.0	357.3	551.2	657.7
U.S. Insurance Solutions	857.8	811.4	1,719.5	1,615.8
Corporate	(63.0)	(64.4)	(122.3)	(102.2)
Total segment operating revenues	3,406.8	2,542.6	5,951.4	5,041.9
Net realized capital gains (losses), net of related revenue adjustments	(141.3)	64.3	(95.7)	43.2
Other income on a tax indemnification	(6.7)	—	60.2	—
Exited group medical insurance business	0.4	(0.2)	0.6	0.2
Total revenues per consolidated statements of operations	$3,259.2	$2,606.7	$5,916.5	$5,085.3
Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$216.7	$212.1	$427.6	$428.6
Principal Global Investors	31.5	27.4	62.2	54.3
Principal International	59.3	68.0	119.2	131.3
U.S. Insurance Solutions	58.8	49.0	113.9	92.4
Corporate	(42.4)	(33.4)	(72.6)	(66.4)
Total segment operating earnings, net of related income taxes	323.9	323.1	650.3	640.2
Net realized capital gains (losses), as adjusted (1)	(82.8)	30.8	(69.7)	7.9
Other after-tax adjustments (2)	—	(47.6)	74.7	(48.1)
Net income available to common stockholders per consolidated statements of operations	$241.1	$306.3	$655.3	$600.0

(1)   Net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$(114.6)	$86.8	$(48.4)	$87.4
Certain derivative and hedging-related adjustments	(26.4)	(22.7)	(46.1)	(44.5)
Certain market value adjustments to fee revenues	—	—	(1.1)	—
Recognition of front-end fee (revenue) expense	(0.3)	0.2	(0.1)	0.3
Net realized capital gains (losses), net of related revenue adjustments	(141.3)	64.3	(95.7)	43.2
Amortization of deferred acquisition costs and other actuarial balances	16.2	(13.5)	0.2	(23.2)
Capital (gains) losses distributed	(2.9)	(6.2)	1.9	(9.3)
Certain market value adjustments of embedded derivatives	—	(0.1)	(0.9)	0.3
Noncontrolling interest capital (gains) losses	0.8	(0.1)	(2.0)	(0.1)
Income tax effect	44.4	(13.6)	26.8	(3.0)
Net realized capital gains (losses), as adjusted	$(82.8)	$30.8	$(69.7)	$7.9

(2)         For the three months ended June 30, 2014, other after-tax adjustments included the negative effect of: (a) the impact of a court ruling on some uncertain tax positions ($47.5 million) and (b) losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.1 million).

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

For the six months ended June 30, 2015, other after-tax adjustments included the positive effect of a change in deferred tax balances related to the merger of two of our Chilean legal entities ($105.2 million) and the negative effect of:  (1) the impact of a court ruling on some uncertain tax positions ($30.3 million) and (2) losses associated with our exited group medical insurance business that does not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.2 million).

For the six months ended June 30, 2014, other after-tax adjustments included the negative effect of (a) the impact of a court ruling on some uncertain tax positions ($47.5 million) and (b) losses associated with our exited group medical insurance business that does not yet qualify for discontinued operations accounting treatment under U.S. GAAP ($0.6 million).

The following table summarizes operating revenues for our products and services:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Retirement and Investor Services:
Full service accumulation	$395.0	$392.7	$770.8	$777.9
Principal Funds	238.0	213.1	468.1	418.5
Individual annuities	596.2	334.0	1,047.3	747.3
Bank and trust services	19.4	20.6	44.3	41.8
Eliminations	(38.8)	(38.4)	(78.1)	(77.5)
Total Accumulation	1,209.8	922.0	2,252.4	1,908.0
Investment only	67.9	79.5	136.1	161.1
Full service payout	830.9	263.6	1,039.5	457.2
Total Guaranteed	898.8	343.1	1,175.6	618.3
Total Retirement and Investor Services	2,108.6	1,265.1	3,428.0	2,526.3
Principal Global Investors (1)	188.4	173.2	375.0	344.3
Principal International	315.0	357.3	551.2	657.7
U.S. Insurance Solutions:
Individual life insurance	393.2	382.0	788.6	765.8
Specialty benefits insurance	464.7	429.5	931.0	850.1
Eliminations	(0.1)	(0.1)	(0.1)	(0.1)
Total U.S. Insurance Solutions	857.8	811.4	1,719.5	1,615.8
Corporate	(63.0)	(64.4)	(122.3)	(102.2)
Total operating revenues	$3,406.8	$2,542.6	$5,951.4	$5,041.9
Total operating revenues	$3,406.8	$2,542.6	$5,951.4	$5,041.9
Net realized capital gains (losses), net of related revenue adjustments	(141.3)	64.3	(95.7)	43.2
Other income on a tax indemnification	(6.7)	—	60.2	—
Exited group medical insurance business	0.4	(0.2)	0.6	0.2
Total revenues per consolidated statements of operations	$3,259.2	$2,606.7	$5,916.5	$5,085.3

(1)   Reflects inter-segment revenues of $77.6 million and $70.4 million for the three months ended June 30, 2015 and 2014, respectively, and $161.6 million and $143.4 million for the six months ended June 30, 2015 and 2014, respectively.

12.  Stock-Based Compensation Plans

As of June 30, 2015, we have the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Long-Term Performance Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of June 30, 2015, the maximum number of new shares of common stock that were available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 12.0 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the six months ended June 30,
	2015	2014
	(in millions)
Compensation cost	$36.1	$33.4
Related income tax benefit	11.5	11.3
Capitalized as part of an asset	1.3	1.3

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 0.6 million for the six months ended June 30, 2015. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the six months ended
June 30, 2015
Expected volatility	52.2%
Expected term (in years)	6.5
Risk-free interest rate	1.8%
Expected dividend yield	2.81%
Weighted average estimated fair value per common share	$20.43

As of June 30, 2015, we had $8.4 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.4 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the six months ended June 30, 2015. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $51.33 per common share.

As of June 30, 2015, we had $12.9 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.6 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2015 Directors Stock Plan. Total restricted stock units granted were 0.8 million for the six months ended June 30, 2015. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $51.35 per common share.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

As of June 30, 2015, we had $64.1 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.3 million shares for the six months ended June 30, 2015. The weighted average fair value of the discount on the stock purchased was $7.69 per share.

As of June 30, 2015, a total of 4.4 million of new shares are available to be made issuable by us for this plan.

13. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Net income	$264.9	$319.2	$694.0	$643.3
Subtract:
Net income attributable to noncontrolling interest	7.3	4.6	14.0	26.8
Preferred stock dividends	8.3	8.3	16.5	16.5
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	8.2	—
Adjustments to redemption amounts of redeemable noncontrolling interests	—	(0.3)	—	9.4
Total	$241.1	$306.6	$655.3	$590.6
Weighted-average shares outstanding:
Basic	295.0	294.7	294.9	295.2
Dilutive effects:
Stock options	1.6	1.7	1.6	1.7
Restricted stock units	1.5	1.5	1.6	1.7
Performance share awards	0.3	0.4	0.3	0.4
Diluted	298.4	298.3	298.4	299.0
Net income per common share:
Basic	$0.82	$1.04	$2.22	$2.00
Diluted	$0.81	$1.03	$2.20	$1.98

The calculation of diluted earnings per share for the three and six months ended June 30, 2015 and 2014, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2015 and December 31, 2014, and for the six months ended June 30, 2015 and 2014.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

Condensed Consolidating Statements of Financial Position

June 30, 2015

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,267.3	$6,066.0	$(383.6)	$48,949.7
Fixed maturities, trading	—	293.7	266.6	—	560.3
Equity securities, available-for-sale	—	150.7	25.4	—	176.1
Equity securities, trading	—	0.3	891.5	—	891.8
Mortgage loans	—	11,316.7	1,178.5	(424.5)	12,070.7
Real estate	—	6.5	1,428.6	—	1,435.1
Policy loans	—	794.4	30.5	—	824.9
Investment in unconsolidated entities	12,374.3	2,641.9	5,808.6	(20,129.2)	695.6
Other investments	9.5	3,581.8	1,679.8	(2,698.7)	2,572.4
Cash and cash equivalents	762.9	770.7	1,185.5	(454.7)	2,264.4
Accrued investment income	—	439.0	61.2	(1.5)	498.7
Premiums due and other receivables	—	1,358.7	2,312.5	(2,388.5)	1,282.7
Deferred acquisition costs	—	2,929.7	232.7	—	3,162.4
Property and equipment	—	519.9	82.0	—	601.9
Goodwill	—	54.3	916.4	—	970.7
Other intangibles	—	25.1	1,243.7	—	1,268.8
Separate account assets	—	97,615.9	45,377.7	—	142,993.6
Other assets	455.3	877.4	2,963.9	(3,245.7)	1,050.9
Total assets	$13,602.0	$166,644.0	$71,751.1	$(29,726.4)	$222,270.7
Liabilities
Contractholder funds	$—	$32,635.7	$1,717.7	$(311.6)	$34,041.8
Future policy benefits and claims	—	20,789.5	4,677.6	(514.4)	24,952.7
Other policyholder funds	—	726.2	81.7	(0.9)	807.0
Short-term debt	—	—	26.6	—	26.6
Long-term debt	3,247.8	—	475.5	(407.4)	3,315.9
Income taxes currently payable	—	—	104.0	(88.0)	16.0
Deferred income taxes	—	467.6	971.4	(619.3)	819.7
Separate account liabilities	—	97,615.9	45,377.7	—	142,993.6
Other liabilities	660.8	6,190.7	5,880.6	(7,268.9)	5,463.2
Total liabilities	3,908.6	158,425.6	59,312.8	(9,210.5)	212,436.5

Redeemable noncontrolling interest	—	—	71.6	—	71.6

Stockholders’ equity
Common stock	4.6	2.5	—	(2.5)	4.6
Additional paid-in capital	9,473.8	5,276.2	8,976.9	(14,253.1)	9,473.8
Retained earnings	6,547.9	2,054.4	3,179.8	(5,234.2)	6,547.9
Accumulated other comprehensive income (loss)	(326.6)	885.3	136.3	(1,021.6)	(326.6)
Treasury stock, at cost	(6,006.3)	—	—	—	(6,006.3)
Total stockholders’ equity attributable to PFG	9,693.4	8,218.4	12,293.0	(20,511.4)	9,693.4
Noncontrolling interest	—	—	73.7	(4.5)	69.2
Total stockholders’ equity	9,693.4	8,218.4	12,366.7	(20,515.9)	9,762.6
Total liabilities and stockholders’ equity	$13,602.0	$166,644.0	$71,751.1	$(29,726.4)	$222,270.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2015

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,431.1	$167.7	$—	$2,598.8
Fees and other revenues	—	1,035.5	1,022.5	(205.7)	1,852.3
Net investment income	0.8	1,074.2	707.4	(268.6)	1,513.8
Net realized capital losses, excluding impairment losses on available-for-sale securities	—	(4.9)	(30.0)	—	(34.9)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	—	13.5	(0.1)	—	13.4
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(26.9)	—	—	(26.9)
Net impairment losses on available-for-sale securities	—	(13.4)	(0.1)	—	(13.5)
Net realized capital losses	—	(18.3)	(30.1)	—	(48.4)
Total revenues	0.8	4,522.5	1,867.5	(474.3)	5,916.5
Expenses
Benefits, claims and settlement expenses	—	2,983.9	312.8	(5.8)	3,290.9
Dividends to policyholders	—	82.8	—	—	82.8
Operating expenses	82.4	1,078.3	799.4	(169.9)	1,790.2
Total expenses	82.4	4,145.0	1,112.2	(175.7)	5,163.9

Income (loss) before income taxes	(81.6)	377.5	755.3	(298.6)	752.6
Income taxes (benefits)	(33.9)	83.8	9.5	(0.8)	58.6
Equity in the net income (loss) of subsidiaries	727.7	147.8	(7.6)	(867.9)	—
Net income	680.0	441.5	738.2	(1,165.7)	694.0
Net income attributable to noncontrolling interest	—	—	14.0	—	14.0
Net income attributable to PFG	680.0	441.5	724.2	(1,165.7)	680.0
Preferred stock dividends	16.5	—	—	—	16.5
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	—	—	8.2
Net income available to common stockholders	$655.3	$441.5	$724.2	$(1,165.7)	$655.3

Net income	$680.0	$441.5	$738.2	$(1,165.7)	$694.0
Other comprehensive loss	(436.8)	(203.0)	(369.5)	637.5	(371.8)
Comprehensive income	$243.2	$238.5	$368.7	$(528.2)	$322.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2015

	Principal		Principal Life	Principal Financial		Principal
	Financial		Insurance	Services, Inc. and		Financial
	Group, Inc.		Company	Other Subsidiaries		Group, Inc.
	Parent Only		Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(37.	5)	$1,901.3	$209.1	$44.5	$2,117.4
Investing activities
Available-for-sale securities:
Purchases	—		(4,332.1)	(496.4)	—	(4,828.5)
Sales	—		759.7	224.1	(0.7)	983.1
Maturities	—		3,226.9	409.2	—	3,636.1
Mortgage loans acquired or originated	—		(1,013.3)	(147.9)	104.1	(1,057.1)
Mortgage loans sold or repaid	—		663.8	139.6	(28.1)	775.3
Real estate acquired	—		(0.3)	(203.8)	—	(204.1)
Net purchases of property and equipment	—		(55.4)	(11.9)	—	(67.3)
Dividends and returns of capital received from (contributions to) unconsolidated entities	425.5		(2.8)	225.6	(648.3)	—
Net change in other investments	0.9		111.0	(188.9)	(97.6)	(174.6)
Net cash provided by (used in) investing activities	426.4		(642.5)	(50.4)	(670.6)	(937.1)
Financing activities
Issuance of common stock	29.6		—	0.1	(0.1)	29.6
Acquisition of treasury stock	(75.6)		—	—	—	(75.6)
Proceeds from financing element derivatives	—		0.2	—	—	0.2
Payments for financing element derivatives	—		(39.5)	—	—	(39.5)
Excess tax benefits from share-based payment arrangements	0.6		5.1	8.4	—	14.1
Purchase of subsidiary shares from noncontrolling interest	—		—	(11.6)	0.6	(11.0)
Sale of subsidiary shares to noncontrolling interest	—		—	0.6	(0.6)	—
Dividends to common stockholders	(218.3)		—	—	—	(218.3)
Dividends to preferred stockholders	(16.5)		—	—	—	(16.5)
Preferred stock redemption	(550.0)		—	—	—	(550.0)
Issuance of long-term debt	791.8		—	107.1	(101.5)	797.4
Principal repayments of long-term debt	—		—	(49.3)	29.5	(19.8)
Dividends and capital paid to parent	—		(225.6)	(422.7)	648.3	—
Investment contract deposits	—		2,586.1	136.8	—	2,722.9
Investment contract withdrawals	—		(3,410.3)	(4.4)	—	(3,414.7)
Net increase in banking operation deposits	—		—	8.2	—	8.2
Other	—		(6.8)	—	—	(6.8)
Net cash used in financing activities	(38.4)		(1,090.8)	(226.8)	576.2	(779.8)
Net increase (decrease) in cash and cash equivalents	350.5		168.0	(68.1)	(49.9)	400.5
Cash and cash equivalents at beginning of period	412.4		602.7	1,253.6	(404.8)	1,863.9
Cash and cash equivalents at end of period	$762.9		$770.7	$1,185.5	$(454.7)	$2,264.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

On May 7, 2014, our shelf registration statement was filed with the SEC and became effective replacing the shelf registration that had been in effect since May 2011. Under our current shelf registration, we have the ability to issue in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration.

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2015 and December 31, 2014, and for the six months ended June 30, 2015 and 2014.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

Condensed Consolidating Statements of Financial Position

June 30, 2015

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$48,949.7	$—	$48,949.7
Fixed maturities, trading	—	—	560.3	—	560.3
Equity securities, available-for-sale	—	—	176.1	—	176.1
Equity securities, trading	—	4.7	887.1	—	891.8
Mortgage loans	—	—	12,070.7	—	12,070.7
Real estate	—	—	1,435.1	—	1,435.1
Policy loans	—	—	824.9	—	824.9
Investment in unconsolidated entities	12,374.3	12,122.9	655.9	(24,457.5)	695.6
Other investments	9.5	131.6	2,431.3	—	2,572.4
Cash and cash equivalents	762.9	804.3	1,847.0	(1,149.8)	2,264.4
Accrued investment income	—	1.2	497.5	—	498.7
Premiums due and other receivables	—	0.9	1,281.0	0.8	1,282.7
Deferred acquisition costs	—	—	3,162.4	—	3,162.4
Property and equipment	—	—	601.9	—	601.9
Goodwill	—	—	970.7	—	970.7
Other intangibles	—	—	1,268.8	—	1,268.8
Separate account assets	—	—	142,993.6	—	142,993.6
Other assets	455.3	201.9	1,050.0	(656.3)	1,050.9
Total assets	$13,602.0	$13,267.5	$221,664.0	$(26,262.8)	$222,270.7
Liabilities
Contractholder funds	$—	$—	$34,041.8	$—	$34,041.8
Future policy benefits and claims	—	—	24,952.7	—	24,952.7
Other policyholder funds	—	—	807.0	—	807.0
Short-term debt	—	—	181.5	(154.9)	26.6
Long-term debt	3,247.8	—	68.1	—	3,315.9
Income taxes currently payable	—	—	68.9	(52.9)	16.0
Deferred income taxes	—	—	1,412.5	(592.8)	819.7
Separate account liabilities	—	—	142,993.6	—	142,993.6
Other liabilities	660.8	974.5	4,792.9	(965.0)	5,463.2
Total liabilities	3,908.6	974.5	209,319.0	(1,765.6)	212,436.5

Redeemable noncontrolling interest	—	—	71.6	—	71.6

Stockholders’ equity
Common stock	4.6	—	17.8	(17.8)	4.6
Additional paid-in capital	9,473.8	8,976.9	9,432.7	(18,409.6)	9,473.8
Retained earnings	6,547.9	3,179.8	2,713.8	(5,893.6)	6,547.9
Accumulated other comprehensive income (loss)	(326.6)	136.3	41.9	(178.2)	(326.6)
Treasury stock, at cost	(6,006.3)	—	(2.0)	2.0	(6,006.3)
Total stockholders’ equity attributable to PFG	9,693.4	12,293.0	12,204.2	(24,497.2)	9,693.4
Noncontrolling interest	—	—	69.2	—	69.2
Total stockholders’ equity	9,693.4	12,293.0	12,273.4	(24,497.2)	9,762.6
Total liabilities and stockholders’ equity	$13,602.0	$13,267.5	$221,664.0	$(26,262.8)	$222,270.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2015

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,598.8	$—	$2,598.8
Fees and other revenues	—	0.1	1,852.5	(0.3)	1,852.3
Net investment income	0.8	—	1,507.6	5.4	1,513.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	4.5	(37.7)	(1.7)	(34.9)
Net other-than-temporary impairment recoveries on available-for-sale securities	—	—	13.4	—	13.4
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(26.9)	—	(26.9)
Net impairment losses on available-for-sale securities	—	—	(13.5)	—	(13.5)
Net realized capital gains (losses)	—	4.5	(51.2)	(1.7)	(48.4)
Total revenues	0.8	4.6	5,907.7	3.4	5,916.5
Expenses
Benefits, claims and settlement expenses	—	—	3,290.9	—	3,290.9
Dividends to policyholders	—	—	82.8	—	82.8
Operating expenses	82.4	2.4	1,705.5	(0.1)	1,790.2
Total expenses	82.4	2.4	5,079.2	(0.1)	5,163.9

Income (loss) before income taxes	(81.6)	2.2	828.5	3.5	752.6
Income taxes (benefits)	(33.9)	2.0	90.5	—	58.6
Equity in the net income of subsidiaries	727.7	724.0	—	(1,451.7)	—
Net income	680.0	724.2	738.0	(1,448.2)	694.0
Net income attributable to noncontrolling interest	—	—	14.0	—	14.0
Net income attributable to PFG	680.0	724.2	724.0	(1,448.2)	680.0
Preferred stock dividends	16.5	—	—	—	16.5
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	—	—	8.2
Net income available to common stockholders	$655.3	$724.2	$724.0	$(1,448.2)	$655.3

Net income	$680.0	$724.2	$738.0	$(1,448.2)	$694.0
Other comprehensive loss	(436.8)	(408.4)	(433.0)	906.4	(371.8)
Comprehensive income	$243.2	$315.8	$305.0	$(541.8)	$322.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2015

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(37.5)	$69.0	$2,198.5	$(112.6)	$2,117.4
Investing activities
Available-for-sale securities:
Purchases	—	—	(4,828.5)	—	(4,828.5)
Sales	—	—	983.1	—	983.1
Maturities	—	—	3,636.1	—	3,636.1
Mortgage loans acquired or originated	—	—	(1,057.1)	—	(1,057.1)
Mortgage loans sold or repaid	—	—	775.3	—	775.3
Real estate acquired	—	—	(204.1)	—	(204.1)
Net purchases of property and equipment	—	—	(67.3)	—	(67.3)
Dividends and returns of capital received from unconsolidated entities	425.5	282.5	—	(708.0)	—
Net change in other investments	0.9	(28.9)	(163.5)	16.9	(174.6)
Net cash provided by (used in) investing activities	426.4	253.6	(926.0)	(691.1)	(937.1)
Financing activities
Issuance of common stock	29.6	—	—	—	29.6
Acquisition of treasury stock	(75.6)	—	—	—	(75.6)
Proceeds from financing element derivatives	—	—	0.2	—	0.2
Payments for financing element derivatives	—	—	(39.5)	—	(39.5)
Excess tax benefits from share-based payment arrangements	0.6	—	13.5	—	14.1
Purchase of subsidiary shares from noncontrolling interest	—	—	(11.0)	—	(11.0)
Dividends to common stockholders	(218.3)	—	—	—	(218.3)
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Preferred stock redemption	(550.0)	—	—	—	(550.0)
Issuance of long-term debt	791.8	—	5.6	—	797.4
Principal repayments of long-term debt	—	—	(19.8)	—	(19.8)
Net proceeds from short-term borrowings	—	—	0.4	(0.4)	—
Dividends and capital paid to parent	—	(425.5)	(282.5)	708.0	—
Investment contract deposits	—	—	2,722.9	—	2,722.9
Investment contract withdrawals	—	—	(3,414.7)	—	(3,414.7)
Net increase in banking operation deposits	—	—	8.2	—	8.2
Other	—	—	(6.8)	—	(6.8)
Net cash used in financing activities	(38.4)	(425.5)	(1,023.5)	707.6	(779.8)
Net increase (decrease) in cash and cash equivalents	350.5	(102.9)	249.0	(96.1)	400.5
Cash and cash equivalents at beginning of period	412.4	907.2	1,598.0	(1,053.7)	1,863.9
Cash and cash equivalents at end of period	$762.9	$804.3	$1,847.0	$(1,149.8)	$2,264.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2014

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(35.8)	$(183.1)	$1,550.8	$45.4	$1,377.3
Investing activities
Available-for-sale securities:
Purchases	—	—	(4,593.1)	—	(4,593.1)
Sales	—	—	1,385.6	—	1,385.6
Maturities	—	—	2,966.0	—	2,966.0
Mortgage loans acquired or originated	—	—	(956.9)	—	(956.9)
Mortgage loans sold or repaid	—	—	865.2	—	865.2
Real estate acquired	—	—	(193.9)	—	(193.9)
Net purchases of property and equipment	—	—	(93.3)	—	(93.3)
Dividends and returns of capital received from unconsolidated entities	316.6	504.3	—	(820.9)	—
Net change in other investments	(4.8)	(8.5)	141.6	(4.5)	123.8
Net cash provided by (used in) investing activities	311.8	495.8	(478.8)	(825.4)	(496.6)
Financing activities
Issuance of common stock	26.1	—	—	—	26.1
Acquisition of treasury stock	(149.8)	—	—	—	(149.8)
Proceeds from financing element derivatives	—	—	14.6	—	14.6
Payments for financing element derivatives	—	—	(25.6)	—	(25.6)
Excess tax benefits from share-based payment arrangements	0.2	—	5.6	—	5.8
Purchase of subsidiary shares from noncontrolling interest	—	—	(40.1)	—	(40.1)
Dividends to common stockholders	(176.8)	—	—	—	(176.8)
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	27.4	—	27.4
Principal repayments of long-term debt	—	—	(100.1)	—	(100.1)
Net repayments of short-term borrowings	—	—	(115.4)	115.1	(0.3)
Dividends and capital received from (paid to) parent	—	(316.6)	(504.3)	820.9	—
Investment contract deposits	—	—	2,648.1	—	2,648.1
Investment contract withdrawals	—	—	(3,701.3)	—	(3,701.3)
Net decrease in banking operation deposits	—	—	(15.3)	—	(15.3)
Other	—	—	(6.4)	—	(6.4)
Net cash used in financing activities	(316.8)	(316.6)	(1,812.8)	936.0	(1,510.2)
Net decrease in cash and cash equivalents	(40.8)	(3.9)	(740.8)	156.0	(629.5)
Cash and cash equivalents at beginning of period	131.5	688.7	2,384.0	(832.4)	2,371.8
Cash and cash equivalents at end of period	$90.7	$684.8	$1,643.2	$(676.4)	$1,742.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2015, compared with December 31, 2014, and our consolidated results of operations for the three and six months ended June 30, 2015 and 2014, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2014, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

AXA Hong Kong Pension Business. On November 7, 2014, we announced we will acquire AXA’s Mandatory Provident Fund and Occupational Retirement Schemes Ordinance pension business in Hong Kong for approximately $335.0 million. As part of the transaction, we will enter into an exclusive 15-year distribution agreement with AXA to provide co-branded pension products through AXA’s extensive agency network in Hong Kong. The transaction is expected to close September 1, 2015, subject to regulatory approvals. Upon approval, we will more than double the AUM in our Hong Kong pension business to $6.2 billion.

Columbus Circle Investors. On September 30, 2014, we acquired an additional 24.65% interest in Columbus Circle Investors from the minority shareholder partners and contracted to purchase the remaining interest from the minority shareholder partners in two installments. On April 28, 2015, we purchased an additional 2.5% interest. We now own 97.5% of Columbus Circle Investors and are expected to purchase the remaining 2.5% from the minority shareholder partners in April 2016. Columbus Circle Investors is consolidated within our Principal Global Investors segment.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment operating earnings were negatively impacted $12.5 million and $22.8 million for the three and six months ended June 30, 2015, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 12, Stock-Based Compensation Plans.”

Employee and Agent Benefits Expense

The 2015 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $123.3 million pre-tax, which is a $38.3 million increase from the 2014 pre-tax pension expense of $85.0 million. This increase is due to a decrease in the discount rate from 4.90% for 2014 to 4.00% for 2015 and a change in the mortality assumption. Offsetting these increases were a better than expected asset return in 2014 and an increase in the expected long-term return on plan assets to 7.20% for 2015 from 6.75% used in 2014. Pre-tax pension expense of $30.9 million and $61.7 million was reflected in the determination of net income for the three and six months ended June 30, 2015, respectively.

The 2015 annual other postemployment benefit (“OPEB”) plan expense (income) for employees and certain agents is expected to be $(44.7) million pre-tax, which is a $3.6 million decrease from the 2014 pre-tax OPEB income of $(48.3) million. The weighted average expected long-term return on plan assets used to develop the expense (income) in 2015 was 5.36% which was based on weighted average expected long-term asset returns for the medical, life and long-term care plan. The discount rate used to develop the 2015 expense (income) decreased to 4.00%, down from 4.90% used in 2014. The mortality table was changed for the calculation of the OPEB liabilities as well, but it had little impact. Pre-tax expense (income) of $(11.1) million and $(22.3) million was reflected in the determination of net income for the three and six months ended June 30, 2015, respectively.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$1,682.4	$835.4	$847.0	$2,598.8	$1,639.0	$959.8
Fees and other revenues	901.5	855.5	46.0	1,852.3	1,685.2	167.1
Net investment income	789.9	829.0	(39.1)	1,513.8	1,673.7	(159.9)
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(108.6)	109.7	(218.3)	(34.9)	129.5	(164.4)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(0.6)	14.9	(15.5)	13.4	25.8	(12.4)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(5.4)	(37.8)	32.4	(26.9)	(67.9)	41.0
Net impairment losses on available-for-sale securities	(6.0)	(22.9)	16.9	(13.5)	(42.1)	28.6
Net realized capital gains (losses)	(114.6)	86.8	(201.4)	(48.4)	87.4	(135.8)
Total revenues	3,259.2	2,606.7	652.5	5,916.5	5,085.3	831.2
Expenses:
Benefits, claims and settlement expenses	2,054.6	1,268.4	786.2	3,290.9	2,495.9	795.0
Dividends to policyholders	41.1	44.6	(3.5)	82.8	90.3	(7.5)
Operating expenses	869.0	886.2	(17.2)	1,790.2	1,715.2	75.0
Total expenses	2,964.7	2,199.2	765.5	5,163.9	4,301.4	862.5
Income before income taxes	294.5	407.5	(113.0)	752.6	783.9	(31.3)
Income taxes	29.6	88.3	(58.7)	58.6	140.6	(82.0)
Net income	264.9	319.2	(54.3)	694.0	643.3	50.7
Net income attributable to noncontrolling interest	7.3	4.6	2.7	14.0	26.8	(12.8)
Net income attributable to Principal Financial Group, Inc.	257.6	314.6	(57.0)	680.0	616.5	63.5
Preferred stock dividends	8.3	8.3	—	16.5	16.5	—
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	8.2	8.2	—	8.2
Net income available to common stockholders	$241.1	$306.3	$(65.2)	$655.3	$600.0	$55.3

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net Income Available to Common Stockholders

Net income available to common stockholders decreased due to net realized capital losses in 2015 compared to net realized gains in 2014 associated with derivatives not designated as hedging instruments, decreased gains on sales of real estate investments and joint venture real estate and a write-off of unamortized book value on corporate owned real estate in 2015. These decreases were partially offset by the negative impact of a court ruling on some uncertain tax positions in second quarter of 2014 with no corresponding impact in second quarter of 2015.

Total Revenues

Premiums increased $826.0 million for the Retirement and Investor Services segment primarily due to higher sales of single premium group and individual annuities with life contingencies. The single premium group product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues increased $39.4 million for the Retirement and Investor Services segment primarily due to higher fees stemming from an increase in average account values, which resulted from growth in the business and positive equity market performance.

Net investment income decreased primarily due to the weakening of the Chilean peso and Brazilian real against the U.S. dollar and unfavorable market changes on our regulatory required investment in the pension funds of our Chilean pension company. In our U.S. operations, the decrease in net investment income is primarily a result of lower investment yields and prepayments on our invested assets and cash, partially offset by gains on the sale of certain real estate in the second quarter of 2015. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital losses in 2015 as compared to net realized capital gains in 2014 primarily due to losses versus gains attributable to derivatives not designated as hedging instruments, decreased gains on sales of real estate investments and joint venture real estate and a write-off of unamortized book value on corporate owned real estate in 2015. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $799.3 million for the Retirement and Investor Services segment primarily due to an increase in change in reserves resulting from higher sales of single premium group and individual annuities with life contingencies.

Operating expenses decreased $68.3 million for the Corporate segment primarily due to the expense associated with a court ruling on some uncertain tax positions recorded in the second quarter of 2014. Operating expenses increased $23.6 million for the Retirement and Investor Services segment due to an increase in non-deferrable distribution costs stemming from an increase in average account values, which resulted from growth in the business and positive equity market performance, higher staff costs, including pension and other postretirement benefits, and higher sub-advisory fee costs. Operating expenses increased $13.4 million for the U.S. Insurance Solutions segment due to growth in the business and higher staff related costs, including pension and other postretirement benefits. In addition, operating expenses increased $11.1 million for the Principal Global Investors segment primarily due to expenses supporting growth in the business.

Income Taxes

The effective income tax rates were 10% and 22% for the three months ended June 30, 2015 and 2014, respectively. The effective income tax rate for the three months ended June 30, 2015, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and tax credits. The effective income tax rate for the three months ended June 30, 2014, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions. The effective income tax rate decreased to 10% from 22% for the three months ended June 30, 2015 and 2014, respectively, primarily due to a decrease in pretax net income and increased income tax deductions allowed for corporate dividends received in 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to a change in deferred tax balances related to the merger of two of our Chilean legal entities. This increase was partially offset by net realized capital losses in 2015 compared to net realized gains in 2014 due to derivatives not designated as hedging instruments and decreased gains on sales of real estate investments and joint venture real estate.

Total Revenues

Premiums increased $893.2 million for the Retirement and Investor Services segment primarily due to higher sales of single premium group and individual annuities with life contingencies. The single premium group product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fee revenues increased $81.3 million for the Retirement and Investor Services segment primarily due to higher fees stemming from an increase in average account values, which resulted from growth in the business and positive equity market performance. Fee revenues increased $40.6 million for the Corporate segment primarily due to income on a tax position indemnification recorded in the first quarter of 2015. In addition, fee revenues increased $31.0 million for the Principal Global Investors segment primarily due to an increase in average AUM and higher performance fees realized in our real estate business.

Net investment income decreased primarily due to lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and the weakening of the Latin American currencies against the U.S. dollar. In our U.S. operations, the decrease in net investment income is primarily a result of lower investment yields and prepayments on our invested assets and cash. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital losses in 2015 as compared to net realized capital gains in 2014 primarily due to losses versus gains attributable to derivatives not designated as hedging instruments and decreased gains on sales of real estate investments and joint venture real estate. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $850.8 million for the Retirement and Investor Services segment primarily due to an increase in change in reserves resulting from higher sales of single premium group and individual annuities with life contingencies.

Operating expenses increased $48.1 million for the Retirement and Investor Services segment due to an increase in non-deferrable distribution costs stemming from an increase in average account values, which resulted from growth in the business and positive equity market performance, higher staff costs, including pension and other postretirement benefits, and higher sub-advisory fee costs. Operating expenses increased $46.0 million for the U.S. Insurance Solutions segment primarily due to growth in the business, reimbursement of a reinsurance expense allowance, an increase in sales related expenses and higher staff related costs, including pension and other postretirement benefits. In addition, operating expenses increased $15.3 million for the Principal Global Investors segment primarily due to expenses supporting growth in the business. Operating expenses decreased $37.2 million for the Corporate segment primarily due to lower expenses associated with court rulings on some uncertain tax positions along with an increase in inter-segment eliminations.

Income Taxes

The effective income tax rates were 8% and 18% for the six months ended June 30, 2015 and 2014, respectively. The effective income tax rate for the six months ended June 30, 2015, was lower than the U.S. statutory rate primarily due to a change in deferred tax balances related to the merger of two of our Chilean legal entities, income tax deductions allowed for corporate dividends received and the presentation of taxes on our share of earnings generated from equity method investments reflected in net income partially offset by the negative impact of a court ruling on some uncertain tax positions. The effective income tax rate for the six months ended June 30, 2014, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and tax credits. The effective income tax rate decreased to 8% from 18% for the six months ended June 30, 2015 and 2014, respectively, primarily due to a change in deferred tax balances related to the merger of two of our Chilean legal entities partially offset by the negative impact of a court ruling on some uncertain tax positions.

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

The following table presents the RIS net revenue for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)
Net revenue:
Accumulation	$682.3	$637.1	$45.2	$1,331.4	$1,265.5	$65.9
Guaranteed	48.3	53.1	(4.8)	91.3	107.5	(16.2)
Total Retirement and Investor Services	$730.6	$690.2	$40.4	$1,422.7	$1,373.0	$49.7

The following table presents certain summary financial data relating to the RIS segment for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$1,101.5	$275.5	$826.0	$1,453.0	$559.8	$893.2
Fees and other revenues	543.2	503.8	39.4	1,072.7	990.3	82.4
Net investment income	463.9	485.8	(21.9)	902.3	976.2	(73.9)
Total operating revenues	2,108.6	1,265.1	843.5	3,428.0	2,526.3	901.7
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	1,378.0	574.9	803.1	2,005.3	1,153.3	852.0
Operating expenses	464.0	419.5	44.5	907.9	842.3	65.6
Total expenses	1,842.0	994.4	847.6	2,913.2	1,995.6	917.6
Operating earnings before income taxes	266.6	270.7	(4.1)	514.8	530.7	(15.9)
Income taxes	49.9	58.6	(8.7)	87.2	102.1	(14.9)
Operating earnings	$216.7	$212.1	$4.6	$427.6	$428.6	$(1.0)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating Earnings

Operating earnings increased $8.1 million in our Accumulation business primarily due to growth in our individual annuities and mutual funds lines of business. This growth is being driven by an increase in average account values stemming from positive net cash flow and equity market performance over the trailing twelve months. Operating earnings decreased $3.5 million in our Guaranteed business primarily due to a decrease in variable investment income resulting from a decline in loan prepayment activity and associated fees.

Net Revenue

Net revenue increased $45.2 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from growth in the business and positive equity market performance.

Operating Expenses

Operating expenses increased $43.7 million in our Accumulation business primarily due to an increase in non-deferrable distribution costs stemming from an increase in average account values, which resulted from growth in the business and positive equity market performance, higher staff costs, including pension and other postretirement benefits, and higher sub-advisory fee costs.

Income Taxes

The effective income tax rates for the segment were 19% and 22% for the three months ended June 30, 2015 and 2014, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and tax credits. The effective tax rate decreased to 19% from 22% for the three months ended June 30, 2015 and 2014, respectively, primarily due to an increase in income tax deductions for corporate dividends received and tax credits in 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Earnings

Operating earnings decreased $10.8 million in our Guaranteed business primarily due to a decrease in variable investment income resulting from a decline in loan prepayment activity and associated fees. Operating earnings increased $9.8 million in our Accumulation business primarily due to growth in our individual annuities and mutual funds lines of business. This growth is being driven by an increase in average account values stemming from positive net cash flow and equity market performance over the trailing twelve months.

Net Revenue

Net revenue increased $65.9 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from growth in the business and positive equity market performance. Net revenue decreased $16.2 million in our Guaranteed business primarily due to a decrease in variable investment income resulting from a decline in loan prepayment activity and associated fees.

Operating Expenses

Operating expenses increased $64.6 million in our Accumulation business primarily due to an increase in non-deferrable distribution costs stemming from an increase in average account values, which resulted from growth in the business and positive equity market performance, higher staff costs, including pension and other postretirement benefits, and higher sub-advisory fee costs.

Income Taxes

The effective income tax rates for the segment were 17% and 19% for the six months ended June 30, 2015 and 2014, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and tax credits.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in billions)

AUM, beginning of period	$324.2	$297.9	$314.0	$292.1
Net cash flow	4.2	0.5	9.5	1.6
Investment performance (1)	(0.9)	8.7	5.1	14.1
Other	0.9	0.2	(0.2)	(0.5)
AUM, end of period	$328.4	$307.3	$328.4	$307.3

(1)            Variations in investment performance are primarily the result of fluctuations in market performance over time.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$187.4	$172.1	$15.3	$372.7	$341.7	$31.0
Net investment income	1.0	1.1	(0.1)	2.3	2.6	(0.3)
Total operating revenues	188.4	173.2	15.2	375.0	344.3	30.7
Expenses:
Total expenses	137.4	126.7	10.7	274.1	252.7	21.4
Operating earnings before income taxes and noncontrolling interest	51.0	46.5	4.5	100.9	91.6	9.3
Income taxes	18.5	15.3	3.2	36.6	29.9	6.7
Operating earnings attributable to noncontrolling interest	1.0	3.8	(2.8)	2.1	7.4	(5.3)
Operating earnings	$31.5	$27.4	$4.1	$62.2	$54.3	$7.9

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating Earnings

Operating earnings increased primarily due to higher fee revenues which were the result of an increase in average AUM and our increased ownership in Columbus Circle Investors. These increases were partially offset by related expense growth to support our business.

Income Taxes

The effective income tax rates for the segment were 36% and 33% for the three months ended June 30, 2015 and 2014 respectively. The effective income tax rate for the three months ended June 30, 2015, was higher than the U.S. statutory rate primarily due to a valuation allowance on certain foreign deferred tax assets. The effective income tax rate for the three months ended June 30, 2014, was lower than the U.S. statutory rate primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest. The effective income tax rate increased to 36% from 33% for the three months ended June 30, 2015 and 2014, respectively, primarily due to our increased ownership in Columbus Circle Investors lessening the impact of operating earnings attributable to noncontrolling interest and a valuation allowance on certain foreign deferred tax assets reported in 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Earnings

Operating earnings increased primarily due to higher fee revenues which were the result of an increase in average AUM, higher performance fees realized in our real estate business and our increased ownership in Columbus Circle Investors. These increases were partially offset by related expense growth to support our business.

Income Taxes

The effective income tax rates for the segment were 36% and 33% for the six months ended June 30, 2015 and 2014, respectively. The effective income tax rate for the six months ended June 30, 2015, was higher than the U.S. statutory rate primarily due to a valuation allowance on certain foreign deferred tax assets. The effective income tax rate for the six months ended June 30, 2014, was lower than the U.S. statutory rate primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest. The effective income tax rate increased to 36% from 33% for the six months ended June 30, 2015 and 2014, respectively, primarily due to our increased ownership in Columbus Circle Investors lessening the impact of operating earnings attributable to noncontrolling interest and a valuation allowance on certain foreign deferred tax assets reported in 2015.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in billions)

AUM, beginning of period	$110.9	$109.1	$114.6	$104.5
Net cash flow (1)	3.6	4.3	5.9	6.3
Investment performance (2)	1.8	3.8	4.9	6.1
Operations acquired (3)	—	—	0.9	—
Effect of exchange rates	(0.8)	1.7	(10.6)	1.7
Other (4)	2.0	(0.1)	1.8	0.2
AUM, end of period	$117.5	$118.8	$117.5	$118.8

(1)               Positive net cash flows are primarily due to continued strong distribution results.

(2)               Variations in investment performance are primarily the result of fluctuations in market performance over time.

(3)               Reflects the acquisition of Finansa Asset Management Limited in January 2015.

(4)               Reflects $1.9 billion transfer of CIMB-Principal Islamic Asset Management Sdn. Bhd from Principal Global Investors in April 2015.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)

Net revenue	$148.6	$163.7	$(15.1)	$299.5	$319.6	$(20.1)

For the three months ended June 30, 2015 compared to June 30, 2014, net revenue decreased primarily due to the weakening of the Chilean peso and Brazilian real against the U.S. dollar and unfavorable market changes on our regulatory required investment in the pension funds of our Chilean pension company. These decreases were partially offset by higher earnings in our equity method investment in Brazil and higher fees resulting from higher mandatory deposits in Chile. For the six months ended June 30, 2015 compared to June 30, 2014, net revenue decreased primarily due to the weakening of the Latin American currencies against the U.S. dollar and unfavorable market changes on our regulatory required investment in the pension funds of our Chilean and Mexican pension companies. These decreases were partially offset by higher earnings in our equity method investment in Brazil and higher fees resulting from higher mandatory deposits in Chile.

The following table presents certain summary financial data of the Principal International segment for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$73.8	$84.2	$(10.4)	$116.7	$133.5	$(16.8)
Fees and other revenues	102.4	105.9	(3.5)	202.2	210.0	(7.8)
Net investment income	138.8	167.2	(28.4)	232.3	314.2	(81.9)
Total operating revenues	315.0	357.3	(42.3)	551.2	657.7	(106.5)
Expenses:
Benefits, claims and settlement expenses	166.4	193.6	(27.2)	251.7	338.1	(86.4)
Operating expenses	89.5	86.6	2.9	173.8	171.2	2.6
Total expenses	255.9	280.2	(24.3)	425.5	509.3	(83.8)
Operating earnings before income taxes and noncontrolling interest	59.1	77.1	(18.0)	125.7	148.4	(22.7)
Income taxes (benefits)	(0.4)	8.5	(8.9)	5.9	15.2	(9.3)
Operating earnings attributable to noncontrolling interest	0.2	0.6	(0.4)	0.6	1.9	(1.3)
Operating earnings	$59.3	$68.0	$(8.7)	$119.2	$131.3	$(12.1)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating Earnings

Operating earnings decreased primarily due to the weakening of the Chilean peso and Brazilian real against the U.S. dollar and unfavorable market changes on our regulatory required investment in the pension funds of our Chilean pension company. These decreases were partially offset by higher earnings in Chile and in our equity method investment in Brazil.

Operating Revenues

Premiums decreased primarily due to the weakening of the Chilean peso against the U.S. dollar.

Fees and other revenues decreased primarily due to the weakening of the Chilean and Mexican pesos against the U.S. dollar. This decrease was partially offset by higher fees resulting from higher mandatory deposits in Chile and higher average AUM in Hong Kong and Chile.

Net investment income decreased primarily due to the weakening of the Chilean peso and Brazilian real against the U.S. dollar, unfavorable market changes on our regulatory required investment in the pension funds of our Chilean pension company and lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile. These decreases were partially offset by higher earnings in our equity method investment in Brazil.

Total Expenses

Benefits, claims and settlement expenses decreased primarily due to the weakening of the Chilean peso against the U.S. dollar and lower inflation-based interest crediting rates to customers in Chile.

Operating expenses increased primarily due to overall growth of the business partially offset by the weakening of the Chilean and Mexican pesos against the U.S. dollar.

Income Taxes

The effective income tax rates for the segment were -1% and 11% for the three months ended June 30, 2015 and 2014, respectively. The effective income tax rate for the three months ended June 30, 2015, was lower than the U.S. statutory rate primarily due to the effect of the presentation of taxes on our share of earnings generated from our equity method investments reflected in net investment income, foreign permanent tax adjustments and lower tax rates of foreign jurisdictions. The effective income tax rate for the three months ended June 30, 2014, was lower than the U.S. statutory rate primarily due to the effect of the presentation of taxes on our share of earnings generated from our equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions. The effective tax rate decreased to -1% from 11% for the three months ended June 30, 2015 and 2014, respectively, primarily due to a decrease in operating earnings before income taxes and an increase in foreign permanent tax adjustments.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Earnings

Operating earnings decreased primarily due to the weakening of the Latin American currencies against the U.S. dollar and unfavorable market changes on our regulatory required investment in the pension funds of our Chilean and Mexican pension companies. These decreases were partially offset by higher earnings in our equity method investment in Brazil and in Chile.

Operating Revenues

Premiums decreased primarily due to the weakening of the Chilean peso against the U.S. dollar.

Fees and other revenues decreased primarily due to the weakening of the Chilean and Mexican pesos against the U.S. dollar. This decrease was partially offset by higher fees resulting from higher mandatory deposits in Chile and higher average AUM in Chile and Hong Kong.

Net investment income decreased primarily due to lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and the weakening of the Latin American currencies against the U.S. dollar.

Total Expenses

Benefits, claims and settlement expenses decreased primarily due to lower inflation-based interest crediting rates to customers in Chile and the weakening of the Chilean peso against the U.S. dollar.

Operating expenses increased primarily due to overall growth of the business partially offset by the weakening of the Chilean and Mexican pesos against the U.S. dollar.

Income Taxes

The effective income tax rates for the segment were 5% and 10% for the six months ended June 30, 2015 and 2014, respectively. The effective income tax rate for the six months ended June 30, 2015, was lower than the U.S. statutory rate primarily due to the effect of the presentation of taxes on our share of earnings generated from our equity method investments reflected in net investment income, lower tax rates of foreign jurisdictions and foreign permanent tax adjustments.  The effective income tax rate for the six months ended June 30, 2014, was lower than the U.S. statutory rate primarily due to the effect of the presentation of taxes on our share of earnings generated from our equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions. The effective tax rate decreased to 5% from 10% for the six months ended June 30, 2015 and 2014, respectively, primarily due to a decrease in operating earnings before income taxes and an increase in foreign permanent tax adjustments.

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

The following table presents the U.S. Insurance Solutions segment premiums and fees for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)
Premium and fee revenues:
Individual life insurance	$240.0	$231.6	$8.4	$487.8	$466.2	$21.6
Specialty benefits insurance	428.2	394.9	33.3	863.8	780.0	83.8

U.S. Insurance Solutions Segment Summary Financial Data

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	Increase (decrease)	2015	2014	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$507.1	$476.2	$30.9	$1,029.1	$946.1	$83.0
Fees and other revenues	161.0	150.2	10.8	322.4	300.0	22.4
Net investment income	189.7	185.0	4.7	368.0	369.7	(1.7)
Total operating revenues	857.8	811.4	46.4	1,719.5	1,615.8	103.7
Expenses:
Benefits, claims and settlement expenses	515.6	495.9	19.7	1,023.8	993.8	30.0
Dividends to policyholders	40.9	44.3	(3.4)	82.9	89.7	(6.8)
Operating expenses	213.2	198.0	15.2	442.8	396.4	46.4
Total expenses	769.7	738.2	31.5	1,549.5	1,479.9	69.6
Operating earnings before income taxes	88.1	73.2	14.9	170.0	135.9	34.1
Income taxes	29.3	24.2	5.1	56.1	43.5	12.6
Operating earnings	$58.8	$49.0	$9.8	$113.9	$92.4	$21.5

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating Earnings

Operating earnings increased $6.3 million in our individual life insurance business due to improved mortality offset by higher staff related costs, including pension and other postretirement benefits. Operating earnings increased $3.5 million in our specialty benefits insurance business due to favorable loss ratios and growth in the business which was partially offset by higher staff related costs, including pension and other postretirement benefits.

Operating Revenues

Premiums and fees increased $33.3 million in our specialty benefits insurance business primarily due to growth across all lines of business In addition, premiums and fees increased $8.4 million in our individual life insurance business primarily due to growth in the universal life and variable universal life lines of business.

Total Expenses

Benefits, claims and settlement expenses increased $18.1 million in our specialty benefits insurance business primarily due to growth in the business, which was partially offset by improved loss ratios.

Operating expenses increased primarily due to growth in the business and higher staff related costs, including pension and other postretirement benefits.

Income Taxes

The effective income tax rate for the segment was 33% for both the three months ended June 30, 2015 and 2014. The effective income tax rate was lower than the U.S. statutory rate primarily due to interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Earnings

Operating earnings increased $14.5 million in our individual life insurance business due to improved mortality. Operating earnings increased $7.0 million in our specialty benefits insurance business primarily due to improved loss ratios, the recovery of reinsurance premiums and growth in the business which was partially offset by an increase in sales related expenses and higher staff related costs, including pension and other postretirement benefits.

Operating Revenues

Premiums and fees increased $83.8 million in our specialty benefits insurance business primarily due to growth across all lines of business and the recovery of reinsurance premiums. In addition, premiums and fees increased $21.6 million in our individual life insurance business primarily due to growth in the universal life and variable universal life lines of business.

Total Expenses

Benefits, claims and settlement expenses increased $32.8 million in our specialty benefits insurance business primarily due to growth in the business.

Operating expenses increased primarily due to growth in the business, reimbursement of a reinsurance expense allowance, an increase in sales related expenses and higher staff related costs, including pension and other postretirement benefits.

Income Taxes

The effective income tax rates for the segment were 33% and 32% for the six months ended June 30, 2015 and 2014, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(63.0)	$(64.4)	$1.4	$(122.3)	$(102.2)	$(20.1)
Expenses:
Total expenses	(22.5)	(22.3)	(0.2)	(43.2)	(31.7)	(11.5)
Operating loss before income taxes, preferred stock dividends and noncontrolling interest	(40.5)	(42.1)	1.6	(79.1)	(70.5)	(8.6)
Income tax benefits	(21.5)	(17.1)	(4.4)	(38.3)	(38.0)	(0.3)
Operating earnings attributable to noncontrolling interest	6.9	0.1	6.8	7.1	17.4	(10.3)
Preferred stock dividends	8.3	8.3	—	16.5	16.5	—
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	8.2	8.2	—	8.2
Operating loss	$(42.4)	$(33.4)	$(9.0)	$(72.6)	$(66.4)	$(6.2)

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Operating Loss

The operating loss increased primarily due to the write-off of prior issuance costs associated with redemption of preferred stock in the second quarter of 2015.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of June 30, 2015, approximately $8.4 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment-type insurance contracts as of June 30, 2015.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$9,432.2	34.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,217.4	22.4
Market value adjustments	4,934.2	17.8
Subject to discretionary withdrawal without adjustments	7,157.3	25.8
Total domestic investment-type insurance contracts	$27,741.1	100.0%

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

As of June 30, 2015 and December 31, 2014, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,005.0 million for both periods. As of June 30, 2015 and December 31, 2014, we had $26.6 million and $28.0 million, respectively, of outstanding borrowings, with no assets pledged as support as of June 30, 2015. During the first quarter of 2015, we extended or renewed $900.0 million of our revolving credit facilities. The facilities and their new maturity dates include a $400.0 million 5-year facility with PFG, PFS and Principal Life as co-borrowers that matures March 2020; a $300.0 million 364-day facility with Principal Life as borrower that matures March 2016; and a $200.0 million 3-year credit facility with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, maturing March 2020. The revolving credit facilities are committed and provide 100% back-stop support for our commercial paper program. The $300.0 million and the $400.0 million facilities are supported by sixteen banks and the $200.0 million facility is supported by fifteen banks, most of which have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable there is a very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Total stockholder dividends paid by Principal Life to its parent as of June 30, 2015, were $200.0 million. As of June 30, 2015, we had $867.0 million of cash and liquid assets in the holding companies.

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

Net cash provided by operating activities was $2,117.4 million and $1,377.3 million for the six months ended June 30, 2015 and 2014, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2015 compared to 2014 is primarily due to growth in the business, as well as fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $937.1 million and $496.6 million for the six months ended June 30, 2015 and 2014, respectively. The increase in cash used in investing activities in 2015 compared to 2014 is primarily the result of increased net purchases of commercial mortgage loans and increased alternative investments.

Net cash used in financing activities was $779.8 million and $1,510.2 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash used in financing activities is the result of the issuance of long-term debt in 2015 and decreased net withdrawals of investment contracts. The proceeds of the debt issuance were primarily used for the redemption of preferred stock in 2015.

Shelf Registration. On May 7, 2014, our shelf registration statement was filed with the SEC and became effective, replacing the shelf registration that had been in effect since May 2011. Under our current shelf registration, we have the ability to issue in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration.

Short-Term Debt. The components of short-term debt were as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Other recourse short-term debt	$26.6	$28.0
Total short-term debt	$26.6	$28.0

Long-Term Debt. On May 7, 2015, we issued $400.0 million of senior notes and $400.0 million of junior subordinated notes, which are subordinated to all our senior debt. For additional long-term debt information regarding these debt issuances and all outstanding long-term debt, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 5, Long-Term Debt.”

Stockholders’ Equity. On June 30, 2015, we redeemed our 3.0 million shares of series A preferred stock for $250.0 million and our 10.0 million shares of series B preferred stock for $300.0 million. The following table summarizes our return of capital to common stockholders.

	For the six months ended June 30, 2015	For the year ended December 31, 2014
	(in millions)

Dividends to stockholders	$218.3	$376.6
Repurchase of common stock	75.6	222.7
Total cash returned to common stockholders	$293.9	$599.3

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	June 30, 2015	December 31, 2014
	($ in millions)
Debt:
Short-term debt	$26.6	$28.0
Long-term debt	3,315.9	2,531.2
Total debt	3,342.5	2,559.2

Equity excluding AOCI	10,020.0	10,133.6
Total capitalization excluding AOCI	$13,362.5	$12,692.8
Debt to equity excluding AOCI	33%	25%
Debt to capitalization excluding AOCI	25%	20%

Contractual Obligations and Contractual Commitments

As of June 30, 2015, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2014.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of June 30, 2015, there have been no significant changes to guarantees and indemnifications since December 31, 2014. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength Rating and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ratings and other factors.

In April 2015, Standard & Poor’s (“S&P”) affirmed PFG’s credit ratings and the financial strength ratings of Principal Life and Principal National Life Insurance Company at ‘A+’. The outlook remains ‘stable’ for all ratings. Principal Life’s enterprise risk management rating was affirmed as ‘Strong’. The rating affirmation reflects S&P’s view that we are a leading competitor in the U.S. small to midsize 401K market, with strong asset management and insurance solution capabilities which is supported by respected brand, diversified and sophisticated product portfolio, strong distribution relationships and increasing global reach. Further, S&P cites our favorable earnings, well diversified investment portfolio and strong financial flexibility, with proven access to capital markets and credit facilities.

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

All four of the rating agencies maintain a ‘stable’ outlook on the U.S. life insurance sector. The rating agencies acknowledge that interest rates have remained at historically low levels for a longer than expected time. There is expectation that interest rates will increase slightly in late 2015 or 2016 but the slow-growth economy continues to act as a headwind and has prevented strong industry growth. However, the agencies have also cited that the U.S. life insurance industry has maintained strong risk-adjusted capital, generated steady U.S. GAAP and statutory earnings, improved balance sheet fundamentals and enhanced risk-focused decision making since the financial crisis. The rating agencies have indicated they expect gradually increasing interest rates will help stabilize earnings on spread businesses and continued positive performance in the equity markets will grow assets under management.

The following table summarizes our significant financial strength and debt ratings from the major independent rating organizations. The debt ratings shown are indicative ratings. Outstanding issuances are rated the same as indicative ratings unless otherwise noted. Actual ratings can differ from indicative ratings based on contractual terms.

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s
Principal Financial Group
Senior Unsecured Debt (1)	a-		BBB+	Baa2
Junior Subordinated Debt (1) (2)	bbb+		BBB	Baa3
Principal Financial Services
Senior Unsecured Debt	a-		BBB+	Baa1
Commercial Paper	AMB-1		A-2	P-2
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	A1
Issuer Credit Rating	aa-
Commercial Paper	AMB-1+		A-1+	P-1
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	A1

(1)         Moody’s has rated Principal Financial Group’s senior debt issuance “Baa1” and junior subordinated debt issuance “Baa2”

(2)         S&P has rated Principal Financial Group’s junior subordinated debt issuance “BBB-”

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

As of June 30, 2015, 39% of our net assets (liabilities) were Level 1, 58% were Level 2 and 3% were Level 3. Excluding separate account assets as of June 30, 2015, 2% of our net assets (liabilities) were Level 1, 97% were Level 2 and 1% were Level 3.

As of December 31, 2014, 39% of our net assets (liabilities) were Level 1, 58% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2014, 2% of our net assets (liabilities) were Level 1, 97% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2015, were $6,780.5 million as compared to $6,350.1 million as of December 31, 2014. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2014, were $6,099.0 million as compared to $5,885.5 million as of December 31, 2013. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets.

Investments

We had total consolidated assets as of June 30, 2015, of $222,270.7 million, of which $68,176.6 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2015, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	June 30, 2015		December 31, 2014
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$34,035.2	50%	$34,863.2	51%
Private	15,474.8	23	15,412.2	23
Equity securities	1,067.9	1	963.2	1
Mortgage loans:
Commercial	10,963.2	16	10,696.9	15
Residential	1,107.5	2	1,114.7	2
Real estate held for sale	157.4	—	174.0	—
Real estate held for investment	1,277.7	2	1,170.6	2
Policy loans	824.9	1	829.2	1
Other investments	3,268.0	5	3,209.8	5
Total invested assets	68,176.6	100%	68,433.8	100%
Cash and cash equivalents	2,264.4		1,863.9
Total invested assets and cash	$70,441.0		$70,297.7

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

Table of Contentss

	For the three months ended June 30,						For the six months ended June 30,
	2015		2014		Increase (decrease)		2015		2014		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.7%	$551.0	4.9%	$592.2	(0.2)%	$(41.2)	4.5%	$1,062.8	4.9%	$1,170.7	(0.4)%	$(107.9)
Equity securities	1.7	4.6	8.0	17.7	(6.3)	(13.1)	5.6	28.6	8.5	37.2	(2.9)	(8.6)
Mortgage loans — commercial	4.6	126.3	5.3	136.5	(0.7)	(10.2)	4.6	251.3	5.4	277.7	(0.8)	(26.4)
Mortgage loans — residential	7.5	20.8	8.5	26.0	(1.0)	(5.2)	5.8	32.2	7.8	47.9	(2.0)	(15.7)
Real estate	11.9	42.1	5.1	17.4	6.8	24.7	8.5	58.9	12.1	78.1	(3.6)	(19.2)
Policy loans	5.7	11.7	5.9	12.3	(0.2)	(0.6)	5.7	23.5	5.8	24.7	(0.1)	(1.2)
Cash and cash equivalents	0.4	2.0	0.4	1.6	—	0.4	0.4	3.8	0.3	3.3	0.1	0.5
Other investments	6.1	50.9	6.0	44.5	0.1	6.4	5.6	91.3	4.8	72.4	0.8	18.9
Total before investment expenses	4.8	809.4	5.0	848.2	(0.2)	(38.8)	4.6	1,552.4	5.1	1,712.0	(0.5)	(159.6)
Investment expenses	(0.1)	(19.5)	(0.1)	(19.2)	—	(0.3)	(0.1)	(38.6)	(0.1)	(38.3)	—	(0.3)
Net investment income	4.7%	$789.9	4.9%	$829.0	(0.2)%	$(39.1)	4.5%	$1,513.8	5.0%	$1,673.7	(0.5)%	$(159.9)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net investment income decreased primarily due to the weakening of the Chilean peso and Brazilian real against the U.S. dollar, unfavorable market changes on our regulatory required investment in the pension funds of our Chilean pension company, and lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile. In our U.S. operations, the decrease in net investment income is primarily a result of lower investment yields and prepayments on our invested assets and cash, partially offset by gains on the sale of certain real estate in the second quarter of 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net investment income decreased primarily due to lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and the weakening of the Latin American currencies against the U.S. dollar. In our U.S. operations, the decrease in net investment income is primarily a result of lower investment yields and prepayments on our invested assets and cash.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for our invested assets for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	Increase (decrease)	2015	2014	Increase (decrease)
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(6.0)	$(21.9)	$15.9	$(13.5)	$(47.0)	$33.5
Commercial mortgages — credit impairments	(0.5)	0.3	(0.8)	(1.1)	2.2	(3.3)
Other ̶ credit impairments	3.1	(0.4)	3.5	1.3	5.1	(3.8)
Fixed maturities, available-for-sale and trading — noncredit	(3.7)	28.2	(31.9)	5.3	42.8	(37.5)
Derivatives and related hedge activities (2)	(81.6)	13.7	(95.3)	(31.6)	8.0	(39.6)
Other gains (losses)	(25.9)	66.9	(92.8)	(8.8)	76.3	(85.1)
Net realized capital gains (losses)	$(114.6)	$86.8	$(201.4)	$(48.4)	$87.4	$(135.8)

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, were a net gain of $0.3 million and $0.8 million for the three months ended June 30, 2015 and 2014, and $0.3 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.

(2)                                 Includes fixed maturities, available-for-sale impairment-related net gains of $0.0 million for both the three months and six months ended June 30, 2015 and 2014, which were hedged by derivatives reflected in this line.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to decreased losses on structured fixed maturities as a result of improved market conditions.

Fixed maturities, available-for-sale and trading — noncredit had net losses in 2015 as compared to gains in 2014 primarily due to losses versus gains on trading securities related to changes in interest rates and credit spreads and a gain from the sale of a long dated structured security in 2014.

Derivatives and related hedge activities had net losses in 2015 as compared to gains in 2014 due to increased losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments and losses versus gains on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates.

Other net realized capital gains had losses in 2015 as compared to gains in 2014 primarily due to decreased gains on sales of real estate investments and joint venture real estate and a loss related a to write-off of unamortized book value on corporate owned real estate in 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to decreased losses on structured fixed maturities as a result of improved market conditions.

Net realized capital gains on fixed maturities, available-for-sale and trading — noncredit decreased primarily due to losses versus gains on trading securities related to changes in interest rates and credit spreads and a gain from the sale of a long dated structured security in 2014.

Derivatives and related hedge activities had net losses in 2015 as compared to gains in 2014 due to increased losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments and losses versus gains on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates. This was partially offset by decreased losses on currency forwards and currency swaps due to changes in exchange rates.

Other net realized capital gains had losses in 2015 as compared to gains in 2014 primarily due to decreased gains on sales of real estate investments and joint venture real estate and a loss related to a write-off of unamortized book value on corporate owned real estate in 2015.

U.S. Investment Operations

Of our invested assets, $62,299.8 million were held by our U.S. operations as of June 30, 2015. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of June 30, 2015, twelve members served on the Investment Committee, two of whom were members of our Board of Directors. The remaining members were senior management members representing various areas of our company.

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio and total return swaps and futures to hedge a portion of our investment portfolio from credit losses. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $263.7 million and $288.7 million, total return swaps of $90.0 million and $90.0 million, and futures of $11.3 million and $10.5 million as of June 30, 2015 and December 31, 2014, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $1,257.1 million and 3.9%, respectively, as of June 30, 2015 and $1,119.1 million and 4.3%, respectively, as of December 31, 2014. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $4,276.5 million and 3.3%, respectively, as of June 30, 2015 and $4,319.0 million and 3.3%, respectively, as of December 31, 2014.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	June 30, 2015	December 31, 2014	June 30, 2015		December 31, 2014

New mortgages	47%	51%	3.1	X	2.6	X
Entire mortgage portfolio	47%	48%	2.6	X	2.6	X

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

	June 30, 2015		December 31, 2014
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$31,021.2	50%	$31,618.0	51%
Private	15,474.0	25	15,410.1	25
Equity securities	361.0	—	300.5	—
Mortgage loans:
Commercial	10,921.3	18	10,657.2	17
Residential	544.7	1	507.2	1
Real estate held for sale	152.5	—	171.8	—
Real estate held for investment	1,275.8	2	1,168.6	2
Policy loans	803.1	1	806.5	1
Other investments	1,746.2	3	1,688.0	3
Total invested assets	62,299.8	100%	62,327.9	100%
Cash and cash equivalents	2,129.4		1,762.5
Total invested assets and cash	$64,429.2		$64,090.4

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred securities. Included in the privately placed category as of June 30, 2015 and December 31, 2014, were $10.5 billion and $10.3 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	June 30, 2015		December 31, 2014
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)

U.S. government and agencies	$1,316.3	3%	$1,121.8	2%
States and political subdivisions	4,398.0	10	4,329.4	9
Non-U.S. governments	396.0	1	446.6	1
Corporate - public	16,288.6	35	16,834.6	37
Corporate - private	12,235.6	26	12,262.9	26
Residential mortgage-backed pass-through securities	2,680.2	6	2,839.6	6
Commercial mortgage-backed securities	3,876.8	8	3,977.0	8
Residential collateralized mortgage obligations	1,405.5	3	1,306.2	3
Asset-backed securities	3,898.2	8	3,910.0	8
Total fixed maturities	$46,495.2	100%	$47,028.1	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 24% of total fixed maturities as of June 30, 2015 and 25% as of December 31, 2014. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	June 30, 2015	December 31, 2014
	(in millions)

European Union, excluding UK	$3,508.6	$3,717.9
United Kingdom	2,369.8	2,467.5
Asia-Pacific	1,559.2	1,564.8
Australia/New Zealand	1,177.6	1,285.6
Latin America	971.1	989.9
Europe, non-European Union	790.0	855.6
Middle East and Africa	318.1	365.3
Other (1)	304.5	276.7
Total	$10,998.9	$11,523.3

(1)    Includes exposure from 2 countries and various supranational organizations as of June 30, 2015, and 1 country and various supranational organizations as of December 31, 2014.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of June 30, 2015 and December 31, 2014, our investments in Canada totaled $1,393.5 million and $1,478.3 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of June 30, 2015.

Amortized cost
(in millions)

General Electric Co	$196.4
Berkshire Hathaway Inc.	189.7
People’s Republic of China	173.5
AT&T Inc.	171.2
Republic of Korea	152.1
Wells Fargo & Company	146.5
Mars, Incorporated	146.3
Verizon Communications Inc.	141.8
Duke Energy Corporation	136.9
Bank of America Corporation	132.5
Total top ten exposures	$1,586.9

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

		June 30, 2015			December 31, 2014
				Percent of			Percent of
NAIC		Amortized	Carrying	carrying	Amortized	Carrying	carrying
Rating	Rating Agency Equivalent	cost	amount	amount	cost	amount	amount
		($ in millions)

1	AAA/AA/A	$28,486.8	$29,785.5	64%	$28,364.4	$30,140.6	64%
2	BBB	12,381.2	13,029.6	28	12,291.8	13,184.7	28
3	BB	2,917.2	2,902.8	7	2,902.0	2,879.3	6
4	B	595.2	582.1	1	659.1	637.3	2
5	CCC and lower	164.6	136.2	—	147.8	120.0	—
6	In or near default	66.9	59.0	—	74.7	66.2	—
	Total fixed maturities	$44,611.9	$46,495.2	100%	$44,439.8	$47,028.1	100%

Fixed maturities include 36 securities with an amortized cost of $393.6 million, gross gains of $2.2 million, gross losses of $2.8 million and a carrying amount of $393.0 million as of June 30, 2015, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of June 30, 2015, based on amortized cost, 60% of our CMBS portfolio had ratings of A or higher and 45% was issued prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and year of issuance (“vintage”) for our CMBS portfolio as of the periods indicated.

	June 30, 2015
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	cost	amount	cost	amount	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)
2003 & Prior	$13.1	$14.2	$5.3	$5.5	$4.3	$4.8	$29.0	$33.2	$36.5	$40.6	$88.2	$98.3
2004	16.7	17.4	30.5	31.2	21.6	23.1	17.1	18.1	22.6	22.9	108.5	112.7
2005	69.6	70.2	46.9	47.1	18.7	19.3	63.4	63.7	116.4	107.8	315.0	308.1
2006	75.7	76.2	44.8	45.3	96.1	98.0	160.5	163.4	118.2	106.8	495.3	489.7
2007	35.3	35.9	112.5	120.0	156.1	167.1	191.6	201.2	655.7	672.1	1,151.2	1,196.3
2008	21.3	22.4	26.4	28.2	—	—	44.0	45.1	53.7	58.4	145.4	154.1
2009	65.5	67.4	47.6	49.3	24.1	24.7	—	—	—	—	137.2	141.4
2010	61.4	63.8	33.7	35.0	—	—	—	—	—	—	95.1	98.8
2011	62.9	62.8	128.9	130.4	2.2	2.3	—	—	—	—	194.0	195.5
2012	200.2	202.5	137.3	139.1	7.8	7.7	—	—	—	—	345.3	349.3
2013	234.6	231.6	71.7	71.7	—	—	15.5	15.6	10.3	10.4	332.1	329.3
2014	193.5	193.3	61.5	61.2	3.0	3.0	—	—	—	—	258.0	257.5
2015	56.0	55.6	80.9	80.3	9.9	9.9	—	—	—	—	146.8	145.8
Total (1)	$1,105.8	$1,113.3	$828.0	$844.3	$343.8	$359.9	$521.1	$540.3	$1,013.4	$1,019.0	$3,812.1	$3,876.8

(1)    The CMBS portfolio included agency CMBS with a $393.6 million amortized cost and a $397.5 million carrying amount.

	December 31, 2014
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	cost	amount	cost	amount	cost	amount	cost	amount	cost	amount	cost	amount
						(in millions)
2003 & Prior	$14.4	$15.1	$9.8	$10.5	$4.8	$5.2	$28.7	$33.5	$39.8	$43.6	$97.5	$107.9
2004	2.8	3.3	39.1	39.8	31.6	33.4	25.8	27.3	29.9	30.3	129.2	134.1
2005	205.5	208.3	63.3	64.7	28.7	29.6	85.2	86.4	139.0	125.2	521.7	514.2
2006	80.1	82.2	45.2	46.2	85.8	88.6	150.9	155.1	126.9	115.7	488.9	487.8
2007	41.0	42.4	102.3	111.2	156.0	169.7	213.8	226.8	665.9	670.5	1,179.0	1,220.6
2008	22.0	23.3	26.7	29.1	—	—	44.6	45.5	55.5	61.2	148.8	159.1
2009	70.2	73.0	45.6	47.4	18.4	19.2	—	—	—	—	134.2	139.6
2010	64.7	68.4	41.3	42.7	—	—	—	—	—	—	106.0	111.1
2011	76.5	77.0	136.8	139.0	2.2	2.2	—	—	—	—	215.5	218.2
2012	214.8	218.3	143.3	145.4	3.5	3.5	—	—	—	—	361.6	367.2
2013	201.4	200.7	72.8	73.0	—	—	15.6	15.7	10.3	10.4	300.1	299.8
2014	168.1	169.5	44.8	44.9	3.0	3.0	—	—	—	—	215.9	217.4
Total (1)	$1,161.5	$1,181.5	$771.0	$793.9	$334.0	$354.4	$564.6	$590.3	$1,067.3	$1,056.9	$3,898.4	$3,977.0

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

	June 30, 2015	December 31, 2014
	($ in millions)

Total fixed maturities (public and private)	$46,495.2	$47,028.1
Problem fixed maturities (1)	$291.1	$297.0
Potential problem fixed maturities	153.0	161.3
Total problem, potential problem and restructured fixed maturities	$444.1	$458.3
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.96%	0.97%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $6.3 million and $19.9 million for the three months ended June 30, 2015 and 2014, respectively and $13.6 million and $45.0 million for the six months ended June 30, 2015 and 2014, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	June 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$3,635.8	$124.1	$102.8	$3,657.1
Finance — Brokerage	235.3	19.6	0.9	254.0
Finance — Finance Companies	244.1	7.4	0.6	250.9
Finance — Financial Other	461.6	53.1	—	514.7
Finance — Insurance	2,195.1	217.0	7.7	2,404.4
Finance — REITS	850.7	36.2	5.7	881.2
Industrial — Basic Industry	1,402.7	61.5	15.1	1,449.1
Industrial — Capital Goods	1,606.2	119.3	4.7	1,720.8
Industrial — Communications	2,244.5	200.5	11.4	2,433.6
Industrial — Consumer Cyclical	1,382.6	65.3	2.8	1,445.1
Industrial — Consumer Non-Cyclical	3,090.8	166.8	8.8	3,248.8
Industrial — Energy	2,864.6	189.8	48.1	3,006.3
Industrial — Other	341.2	17.5	0.5	358.2
Industrial — Technology	1,034.1	33.6	2.0	1,065.7
Industrial — Transportation	990.1	49.1	10.0	1,029.2
Utility — Electric	2,674.6	197.3	13.8	2,858.1
Utility — Natural Gas	252.9	13.2	1.0	265.1
Utility — Other	253.4	16.2	0.4	269.2
Government guaranteed	1,168.8	118.3	6.1	1,281.0
Total corporate securities	26,929.1	1,705.8	242.4	28,392.5

Residential mortgage-backed pass-through securities	2,559.1	104.1	12.5	2,650.7
Commercial mortgage-backed securities	3,810.5	113.6	48.9	3,875.2
Residential collateralized mortgage obligations	1,317.1	22.4	8.0	1,331.5
Asset-backed securities — Home equity (1)	296.8	16.1	11.8	301.1
Asset-backed securities — All other	2,903.7	14.8	2.8	2,915.7
Collateralized debt obligations — Credit	52.2	—	18.9	33.3
Collateralized debt obligations — CMBS	3.2	0.1	—	3.3
Collateralized debt obligations — Loans	604.7	3.0	2.3	605.4
Total mortgage-backed and other asset-backed securities	11,547.3	274.1	105.2	11,716.2

U.S. government and agencies	1,304.1	22.7	10.5	1,316.3
States and political subdivisions	4,119.5	194.3	35.4	4,278.4
Non-U.S. governments	316.1	80.2	0.3	396.0
Total fixed maturities, available-for-sale	$44,216.1	$2,277.1	$393.8	$46,099.4

(1) This exposure is all related to sub-prime mortgage loans.

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$3,734.8	$148.0	$92.4	$3,790.4
Finance — Brokerage	282.3	22.0	—	304.3
Finance — Finance Companies	210.0	7.7	0.5	217.2
Finance — Financial Other	403.8	55.8	0.2	459.4
Finance — Insurance	2,218.5	277.1	2.0	2,493.6
Finance — REITS	816.8	47.1	2.3	861.6
Industrial — Basic Industry	1,527.2	82.7	12.4	1,597.5
Industrial — Capital Goods	1,543.1	144.4	2.5	1,685.0
Industrial — Communications	2,302.0	268.8	9.9	2,560.9
Industrial — Consumer Cyclical	1,332.2	78.4	3.1	1,407.5
Industrial — Consumer Non-Cyclical	3,045.4	213.9	3.6	3,255.7
Industrial — Energy	2,853.1	238.7	39.4	3,052.4
Industrial — Other	386.0	23.1	0.2	408.9
Industrial — Technology	1,061.9	40.8	2.0	1,100.7
Industrial — Transportation	924.8	66.8	2.2	989.4
Utility — Electric	2,627.2	266.1	5.3	2,888.0
Utility — Natural Gas	243.2	19.9	0.1	263.0
Utility — Other	253.0	19.6	—	272.6
Government guaranteed	1,226.0	130.3	10.3	1,346.0
Total corporate securities	26,991.3	2,151.2	188.4	28,954.1

Residential mortgage-backed pass-through securities	2,687.0	124.5	6.3	2,805.2
Commercial mortgage-backed securities	3,896.9	141.5	62.9	3,975.5
Residential collateralized mortgage obligations	1,229.5	25.6	5.0	1,250.1
Asset-backed securities — Home equity (1)	312.0	14.6	15.1	311.5
Asset-backed securities — All other	3,041.9	17.3	4.4	3,054.8
Collateralized debt obligations — Credit	52.4	—	18.0	34.4
Collateralized debt obligations — CMBS	3.2	0.1	—	3.3
Collateralized debt obligations — Loans	465.6	3.4	2.6	466.4
Total mortgage-backed and other asset-backed securities	11,688.5	327.0	114.3	11,901.2

U.S. government and agencies	1,085.6	39.1	2.9	1,121.8
States and political subdivisions	3,916.8	291.3	4.1	4,204.0
Non-U.S. governments	357.2	90.8	1.4	446.6
Total fixed maturities, available-for-sale	$44,039.4	$2,899.4	$311.1	$46,627.7

(1)         This exposure is all related to sub-prime mortgage loans.

Of the $393.8 million in gross unrealized losses as of June 30, 2015, $1.0 million in losses were attributed to securities scheduled to mature in one year or less, $28.5 million attributed to securities scheduled to mature between one to five years, $57.5 million attributed to securities scheduled to mature between five to ten years, $201.6 million attributed to securities scheduled to mature after ten years and $105.2 million related to mortgage-backed and other ABS that are not classified by maturity year. As of June 30, 2015, we were in a $1,883.3 million net unrealized gain position as compared to a $2,588.3 million net unrealized gain position as of December 31, 2014. The $705.0 million decrease in net unrealized gains for the six months ended June 30, 2015, can primarily be attributed to an approximate 19 basis points increase in interest rates and widening of credit spreads.

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

	June 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount	cost	gains	losses	amount
	(in millions)
Investment grade:
Public	$27,648.2	$1,553.9	$193.7	$29,008.4	$27,534.4	$2,049.3	$103.6	$29,480.1
Private	12,876.0	635.5	48.6	13,462.9	12,785.6	763.6	40.2	13,509.0
Below investment grade:
Public	1,798.8	37.6	77.9	1,758.5	1,931.3	37.4	90.0	1,878.7
Private	1,893.1	50.1	73.6	1,869.6	1,788.1	49.1	77.3	1,759.9
Total fixed maturities, available-for-sale	$44,216.1	$2,277.1	$393.8	$46,099.4	$44,039.4	$2,899.4	$311.1	$46,627.7

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2015
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$4,068.4	$84.2	$1,758.4	$25.0	$5,826.8	$109.2
Greater than three to six months	617.1	19.5	303.6	4.7	920.7	24.2
Greater than six to nine months	267.0	7.1	144.7	1.2	411.7	8.3
Greater than nine to twelve months	79.0	3.6	67.5	0.8	146.5	4.4
Greater than twelve to twenty-four months	68.2	1.0	138.7	2.5	206.9	3.5
Greater than twenty-four to thirty-six months	410.7	12.3	184.2	4.9	594.9	17.2
Greater than thirty-six months	377.4	66.0	130.5	9.5	507.9	75.5
Total fixed maturities, available-for-sale	$5,887.8	$193.7	$2,727.6	$48.6	$8,615.4	$242.3

	December 31, 2014
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$1,753.2	$18.6	$969.0	$6.8	$2,722.2	$25.4
Greater than three to six months	200.9	4.1	375.7	4.4	576.6	8.5
Greater than six to nine months	111.4	1.1	142.3	3.0	253.7	4.1
Greater than nine to twelve months	7.5	0.2	60.0	0.3	67.5	0.5
Greater than twelve to twenty-four months	1,046.0	20.2	408.6	11.9	1,454.6	32.1
Greater than twenty-four to thirty-six months	96.8	2.6	21.6	0.3	118.4	2.9
Greater than thirty-six months	436.4	56.8	186.3	13.5	622.7	70.3
Total fixed maturities, available-for-sale	$3,652.2	$103.6	$2,163.5	$40.2	$5,815.7	$143.8

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2015
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$308.2	$4.3	$365.9	$5.0	$674.1	$9.3
Greater than three to six months	40.6	0.5	56.4	1.2	97.0	1.7
Greater than six to nine months	140.1	18.7	83.7	7.4	223.8	26.1
Greater than nine to twelve months	36.1	2.5	115.1	13.6	151.2	16.1
Greater than twelve to twenty-four months	9.2	1.0	92.6	4.4	101.8	5.4
Greater than twenty-four to thirty-six months	15.5	0.9	64.0	2.7	79.5	3.6
Greater than thirty-six months	202.3	50.0	138.8	39.3	341.1	89.3
Total fixed maturities, available-for-sale	$752.0	$77.9	$916.5	$73.6	$1,668.5	$151.5

	December 31, 2014
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$478.0	$14.8	$298.1	$8.3	$776.1	$23.1
Greater than three to six months	111.8	4.1	274.1	15.9	385.9	20.0
Greater than six to nine months	8.2	0.8	52.4	0.7	60.6	1.5
Greater than nine to twelve months	—	—	94.8	2.8	94.8	2.8
Greater than twelve to twenty-four months	21.2	0.8	66.7	8.1	87.9	8.9
Greater than twenty-four to thirty-six months	0.5	—	0.4	0.4	0.9	0.4
Greater than thirty-six months	280.6	69.5	151.7	41.1	432.3	110.6
Total fixed maturities, available-for-sale	$900.3	$90.0	$938.2	$77.3	$1,838.5	$167.3

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	June 30, 2015
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$2.0	$0.7	$67.5	$19.3	$69.5	$20.0
Greater than three to six months	—	—	55.8	17.0	55.8	17.0
Greater than six to nine months	—	—	88.4	29.7	88.4	29.7
Greater than nine to twelve months	—	—	0.9	0.7	0.9	0.7
Greater than twelve months	30.9	19.0	165.6	67.8	196.5	86.8
Total fixed maturities, available-for-sale	$32.9	$19.7	$378.2	$134.5	$411.1	$154.2

	December 31, 2014
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$—	$—	$107.4	$32.4	$107.4	$32.4
Greater than three to six months	—	—	1.5	1.0	1.5	1.0
Greater than six to nine months	7.6	5.2	0.5	0.2	8.1	5.4
Greater than nine to twelve months	—	—	—	0.2	—	0.2
Greater than twelve months	46.3	31.4	189.1	68.8	235.4	100.2
Total fixed maturities, available-for-sale	$53.9	$36.6	$298.5	$102.6	$352.4	$139.2

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $10,921.3 million and $10,657.2 million as of June 30, 2015 and December 31, 2014, respectively. The carrying amount of our residential mortgage loan portfolio was $544.7 million and $507.2 million as of June 30, 2015 and December 31, 2014, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 18% and 19% of our commercial mortgage loan portfolio before valuation allowance as of June 30, 2015 and December 31, 2014, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of June 30, 2015 and December 31, 2014, the total number of commercial mortgage loans outstanding was 899 and 911, of which 62% and 63% were for loans with principal balances less than $10 million, respectively. The average loan size of our commercial mortgage portfolio was $12.2 million and $11.7 million as of June 30, 2015 and December 31, 2014, respectively.

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

	June 30, 2015	December 31, 2014
	($ in millions)
Total commercial mortgages	$10,921.3	$10,657.2
Problem commercial mortgages (1)	$—	$4.5
Potential problem commercial mortgages	18.3	28.3
Restructured problem commercial mortgages	—	2.7
Total problem, potential problem and restructured commercial mortgages	$18.3	$35.5
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	0.17%	0.33%

(1)                                 Includes $0.0 million of commercial mortgage loans in foreclosure as of both June 30, 2015 and December 31, 2014.

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

The valuation allowance increased $1.6 million for the six months ended June 30, 2015, and decreased $1.8 million for the year ended December 31, 2014. The small increase in valuation allowance in 2015 was primarily due to an increase in the total commercial mortgage loan portfolio size. The decrease in the level of valuation allowance during 2014 was related to the same market factors as those causing the decrease in the level of problem, potential problem and restructured commercial mortgages during 2015.

The following table represents our commercial mortgage loan valuation allowance for the periods indicated.

	For the six months ended June 30, 2015	For the year ended December 31, 2014
	($ in millions)
Balance, beginning of period	$26.9	$28.7
Provision	1.5	(0.9)
Charge-offs	—	(0.9)
Recoveries	0.1	—
Balance, end of period	$28.5	$26.9
Valuation allowance as % of carrying value before reserves	0.26%	0.25%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $250.1 million and $283.4 million and first lien mortgages with an amortized cost of $321.6 million and $252.9 million as of June 30, 2015 and December 31, 2014, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $18.3 million and $20.4 million as of June 30, 2015 and December 31, 2014, respectively.

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

	For the six months ended June 30, 2015	For the year ended December 31, 2014
	($ in millions)
Balance, beginning of period	$29.1	$40.3
Provision	2.6	7.9
Charge-offs	(6.5)	(22.7)
Recoveries	1.8	3.6
Balance, end of period	$27.0	$29.1
Valuation allowance as % of carrying value before reserves	4.7%	5.4%

Real Estate

Real estate consists primarily of commercial equity real estate. As of June 30, 2015 and December 31, 2014, the carrying amount of our equity real estate investment was $1,428.3 million, or 2%, and $1,340.4 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,275.8 million and $1,168.6 million as of June 30, 2015 and December 31, 2014, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2014 were $6.2 million. No such impairment adjustments were recorded for the six months ended June 30, 2015.

The carrying amount of real estate held for sale was $152.5 million and $171.8 million as of June 30, 2015 and December 31, 2014, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. No valuation allowance was established during the six months ended June 30, 2015, or the year ended December 31, 2014.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of June 30, 2015, our equity real estate portfolio was concentrated in the Pacific (39%), South Atlantic (21%), and West South Central (20%) regions of the United States. By property type, there is a concentration in office that represented approximately 47% of the equity real estate portfolio as of June 30, 2015.

Other Investments

Our other investments totaled $1,746.2 million as of June 30, 2015, compared to $1,688.0 million as of December 31, 2014. Derivative assets accounted for $580.4 million and $651.5 million in other investments as of June 30, 2015 and December 31, 2014, respectively. The remaining invested assets are primarily related to equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners, and seed money.

International Investment Operations

Of our invested assets, $5,876.8 million were held by our Principal International segment as of June 30, 2015. The assets are managed by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	June 30, 2015		December 31, 2014
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)
Fixed maturities:
Public	$3,014.0	51%	$3,245.2	53%
Private	0.8	—	2.1	—
Equity securities	706.9	12	662.7	11
Mortgage loans:
Commercial	41.9	1	39.7	1
Residential	562.8	10	607.5	10
Real estate held for sale	4.9	—	2.2	—
Real estate held for investment	1.9	—	2.0	—
Policy loans	21.8	—	22.7	—
Other investments:
Direct financing leases	847.3	14	790.8	13
Investment in equity method subsidiaries	565.5	10	614.7	10
Derivative assets and other short-term investments	109.0	2	116.3	2
Total invested assets	5,876.8	100%	6,105.9	100%
Cash and cash equivalents	135.0		101.4
Total invested assets and cash	$6,011.8		$6,207.3

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

An increase in market interest rates may cause the fair value of our financial assets to decline. The reduction in the fair value of our financial assets would be partly offset by a corresponding reduction in the fair value of our financial liabilities. The following tables show the net estimated potential loss in fair value at a total company level from a hypothetical 100 basis point immediate, parallel increase in interest rates as of June 30, 2015, and December 31, 2014. Our selection of a 100 basis point immediate, parallel increase in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management’s assessment of changing market conditions and available investment opportunities.

	June 30, 2015
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$48,949.7	$46,550.8	$(2,398.9)
Fixed maturities, trading		560.3	542.7	(17.6)
Mortgage loans		12,509.8	11,956.5	(553.3)
Policy loans		1,014.5	925.5	(89.0)
Equity securities, trading		433.8	416.9	(16.9)
Other investments		52.5	54.9	2.4

Financial liabilities with interest rate risk:
Investment-type insurance contracts		(27,639.7)	(26,833.8)	805.9
Long-term debt		(3,437.8)	(3,169.1)	268.7
Bank deposits		(1,992.8)	(1,983.9)	8.9

Derivatives with interest rate risk:
Interest rate swaps	$20,358.6	(54.5)	(297.1)	(242.6)
Currency swaps	1,841.8	(59.1)	(63.9)	(4.8)
Equity options	3,558.1	(97.4)	(155.3)	(57.9)
Interest rate options	4,900.0	32.0	34.5	2.5
Swaptions	159.0	—	0.4	0.4
Interest rate futures	130.0	(0.9)	9.8	10.7
Net estimated potential loss in fair value				$(2,281.5)

	December 31, 2014
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$49,670.8	$47,225.5	$(2,445.3)
Fixed maturities, trading		604.6	583.8	(20.8)
Mortgage loans		12,350.2	11,811.9	(538.3)
Policy loans		1,083.2	981.6	(101.6)
Equity securities, trading		648.5	626.6	(21.9)
Other investments		121.2	127.3	6.1

Financial liabilities with interest rate risk:
Investment-type insurance contracts		(28,499.1)	(27,699.2)	799.9
Long-term debt		(2,786.1)	(2,539.6)	246.5
Bank deposits		(1,985.5)	(1,976.5)	9.0

Derivatives with interest rate risk:
Interest rate swaps	$19,182.6	(38.1)	(208.3)	(170.2)
Currency swaps	1,975.5	(0.9)	(6.4)	(5.5)
Equity options	3,293.4	(101.4)	(153.9)	(52.5)
Interest rate options	4,900.0	40.3	43.8	3.5
Swaptions	260.0	—	0.6	0.6
Interest rate futures	147.5	0.3	8.3	8.0
Net estimated potential loss in fair value				$(2,282.5)

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

The tables above do not include approximately $32,136.3 million of liabilities relating to insurance contracts involving significant mortality or morbidity risk as of June 30, 2015 and $31,143.2 million as of December 31, 2014, which are not considered financial liabilities. We believe the interest rate sensitivities of these insurance liabilities would economically serve as a partial offset to the net interest rate risk of the financial assets and liabilities that are set forth in these tables.

The following table provides detail on the differences between the interest rates being credited to contractholders as of June 30, 2015, and the respective guaranteed minimum interest rates (“GMIRs”), broken down by GMIR level within the Retirement and Investor Services and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Investor Services
Up to 1.00%	$530.5	$1,627.9	$3,680.5	$163.1	$—	$6,002.0
1.01% - 2.00%	468.3	3.1	31.6	26.4	—	529.4
2.01% - 3.00%	6,802.5	1,357.2	4.7	42.2	—	8,206.6
3.01% - 4.00%	233.6	—	—	—	—	233.6
Subtotal	8,034.9	2,988.2	3,716.8	231.7	—	14,971.6

U.S. Insurance Solutions
Up to 1.00%	—	—	32.1	—	—	32.1
1.01% - 2.00%	289.4	—	153.5	124.1	53.5	620.5
2.01% - 3.00%	1,874.5	1,015.5	221.8	79.3	0.1	3,191.2
3.01% - 4.00%	1,422.5	62.8	12.6	36.4	4.8	1,539.1
4.01% - 5.00%	189.0	67.8	61.9	15.1	—	333.8
Subtotal	3,775.4	1,146.1	481.9	254.9	58.4	5,716.7

Total	$11,810.3	$4,134.3	$4,198.7	$486.6	$58.4	$20,688.3
Percentage of total	57.1%	20.0%	20.3%	2.4%	0.3%	100.0%

(1)           Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

During periods of low or declining interest rates, our margin of investment income above our interest credited to our liabilities (“investment margins”) may be negatively impacted. Assuming a hypothetical scenario where market interest rates immediately fall by 25 basis points from their June 30, 2015, levels and then remain unchanged thereafter, we estimate that the impact of such an environment could reduce our investment margins for our domestic business by approximately $2.0 million and $5.1 million pre-tax during the twelve months ending June 30, 2016 and 2017, respectively, compared to a scenario where market interest rates remain unchanged from their June 30, 2015, levels. This hypothetical scenario reflects only the impact related to the approximately $20.7 billion of in-force contracts with guaranteed minimum interest rates shown above, and does not reflect potential impacts on our DAC asset and other actuarial balances. In determining the potential impact, we have reflected the impact of potential changes in crediting rates to policyholders, limited by any restrictions on our ability to adjust crediting rates due to guaranteed minimum interest rates. Our estimates of future margins include the impact of expected premium payments, lapses, and withdrawals on existing policies, but they do not include the impact of new sales. Our selection of a 25 basis point immediate, parallel decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 25 basis point immediate, parallel decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events.

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

We estimate that as of June 30, 2015, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2014. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $295.1 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of June 30, 2015, as compared to an estimated $302.6 million, or 10%, reduction as of December 31, 2014. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $7.0 million, or 12%, reduction in the operating earnings of our international operations for the three months ended June 30, 2015, as compared to an estimated $7.6 million, or 11%, reduction for the three months ended June 30, 2014. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $14.0 million, or 12%, reduction in the operating earnings of our international operations for the six months ended June 30, 2015, as compared to an estimated $14.6 million, or 11%, reduction for the six months ended June 30, 2014.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $1,190.5 million as of both June 30, 2015 and December 31, 2014. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $505.9 million and $644.5 million as of June 30, 2015 and December 31, 2014, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $14.9 million and $17.9 million as of June 30, 2015 and December 31, 2014, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our operations in Chile had currency swaps with a notional amount of $145.4 million and $140.5 million as of June 30, 2015 and December 31, 2014, respectively. Chile also utilized currency forwards with a notional amount of $243.2 million and $252.8 million as of June 30, 2015 and December 31, 2014, respectively.

There are times when we use derivatives to manage the foreign currency risk associated with a business combination. There were no hedges of business combinations outstanding at June 30, 2015 or December 31, 2014. Additionally, from time to time we take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. There were no outstanding net equity investment hedges in 2015 or 2014.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of June 30, 2015 and December 31, 2014, the fair value of our equity securities was $1,067.9 million and $963.2 million, respectively. As of June 30, 2015, we estimate that a 10% decline in the value of the equity securities would result in a decline in fair value of the equity securities of $106.8 million, as compared to a decline in fair value of the equity securities of $96.3 million as of December 31, 2014.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $682.8 million, $3,229.2 million, and $4,101.4 million, respectively, as of June 30, 2015, and notional amounts of $645.6 million, $2,969.2 million, and $3,790.4 million, respectively, as of December 31, 2014. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Larry D. Zimpleman, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2015, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies” and in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Income Taxes” which are incorporated here by this reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

Issuer Purchases of Equity Securities

	Total number of shares	Average price paid	Total number of shares purchased as part of publicly announced	Maximum dollar value of shares that may yet be purchased under the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2015 — January 31, 2015	315	$51.81	—	$50.0
February 1, 2015 — February 28, 2015	842	$46.93	—	$200.0
March 1, 2015 — March 31, 2015	1,478,105	$50.96	983,863	$150.0
April 1, 2015 — April 30, 2015	573	$51.20	—	$150.0
May 1, 2015 — May 31, 2015	1,653	$51.67	—	$150.0
June 1, 2015 — June 30, 2015	534	$52.88	—	$150.0
Total	1,482,022		983,863

(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: July 29, 2015	By	/s/ Terrance J. Lillis
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.