Form 10-Q
period 2015-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2015-10-28
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 21, 2015, was 292,751,140.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	September 30, 2015	December 31, 2014
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2015 and 2014 include $261.1 million and $278.2 million related to consolidated variable interest entities)	$49,780.6	$49,670.8
Fixed maturities, trading (2015 and 2014 both include $100.4 million related to consolidated variable interest entities)	710.2	604.6
Equity securities, available-for-sale (2015 includes $315.8 million related to consolidated variable interest entities)	465.3	123.0
Equity securities, trading (2015 and 2014 include $321.2 million and $345.3 million related to consolidated variable interest entities)	869.1	840.2
Mortgage loans	12,232.1	11,811.6
Real estate (2015 and 2014 include $298.9 million and $284.9 million related to consolidated variable interest entities)	1,415.0	1,344.6
Policy loans	822.8	829.2
Other investments (2015 and 2014 include $36.8 million and $40.6 million related to consolidated variable interest entities and $56.6 million and $127.2 million measured at fair value under the fair value option)	3,270.4	3,209.8
Total investments	69,565.5	68,433.8
Cash and cash equivalents	2,514.2	1,863.9
Accrued investment income	566.8	505.9
Premiums due and other receivables	1,401.6	1,213.0
Deferred acquisition costs	3,145.0	2,993.0
Property and equipment	611.6	590.2
Goodwill	1,005.2	1,007.4
Other intangibles	1,398.9	1,323.5
Separate account assets (2015 and 2014 include $32,827.6 million and $34,655.4 million related to consolidated variable interest entities)	134,045.8	140,072.8
Other assets	1,110.8	1,083.5
Total assets	$215,365.4	$219,087.0
Liabilities
Contractholder funds (2015 includes $329.2 million related to consolidated variable interest entities)	$35,115.2	$34,726.7
Future policy benefits and claims	25,521.7	24,036.6
Other policyholder funds	819.5	812.7
Short-term debt	221.6	28.0
Long-term debt (2015 and 2014 include $38.2 million and $82.3 million related to consolidated variable interest entities)	3,286.1	2,531.2
Income taxes currently payable	16.7	11.5
Deferred income taxes	878.8	1,035.3
Separate account liabilities (2015 and 2014 include $32,827.6 million and $34,655.4 million related to consolidated variable interest entities)	134,045.8	140,072.8
Other liabilities (2015 and 2014 include $340.7 million and $344.0 million related to consolidated variable interest entities, of which $64.7 million and $71.0 million are measured at fair value under the fair value option)	5,696.2	5,542.2
Total liabilities	205,601.6	208,797.0
Redeemable noncontrolling interest	78.0	58.0
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 0.0 million and 3.0 million shares authorized, issued and outstanding in 2015 and 2014	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 0.0 million and 10.0 million shares authorized, issued and outstanding in 2015 and 2014	—	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 466.0 million and 462.7 million shares issued, and 293.5 million and 293.9 million shares outstanding in 2015 and 2014	4.7	4.6
Additional paid-in capital	9,524.2	9,945.5
Retained earnings	6,734.7	6,114.1
Accumulated other comprehensive income (loss)	(524.4)	50.4
Treasury stock, at cost (172.5 million and 168.8 million shares in 2015 and 2014)	(6,118.9)	(5,930.7)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	9,620.3	10,184.0
Noncontrolling interest	65.5	48.0
Total stockholders’ equity	9,685.8	10,232.0
Total liabilities and stockholders’ equity	$215,365.4	$219,087.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,557.1	$875.8	$4,155.9	$2,514.8
Fees and other revenues	891.9	884.5	2,744.2	2,569.7
Net investment income	753.5	770.4	2,267.3	2,444.1
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	46.0	(24.5)	11.1	105.0
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(6.5)	(7.3)	6.9	18.5
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(1.1)	(14.6)	(28.0)	(82.5)
Net impairment losses on available-for-sale securities	(7.6)	(21.9)	(21.1)	(64.0)
Net realized capital gains (losses)	38.4	(46.4)	(10.0)	41.0
Total revenues	3,240.9	2,484.3	9,157.4	7,569.6
Expenses
Benefits, claims and settlement expenses	1,869.6	1,113.8	5,160.5	3,609.7
Dividends to policyholders	40.7	44.2	123.5	134.5
Operating expenses	961.4	932.5	2,751.6	2,647.7
Total expenses	2,871.7	2,090.5	8,035.6	6,391.9
Income before income taxes	369.2	393.8	1,121.8	1,177.7
Income taxes	68.3	141.0	126.9	281.6
Net income	300.9	252.8	994.9	896.1
Net income attributable to noncontrolling interest	0.5	3.9	14.5	30.7
Net income attributable to Principal Financial Group, Inc.	300.4	248.9	980.4	865.4
Preferred stock dividends	—	8.2	16.5	24.7
Excess of redemption value over carrying value of preferred shares redeemed	—	—	8.2	—
Net income available to common stockholders	$300.4	$240.7	$955.7	$840.7

Earnings per common share
Basic earnings per common share	$1.02	$0.78	$3.24	$2.78

Diluted earnings per common share	$1.01	$0.77	$3.20	$2.75

Dividends declared per common share	$0.38	$0.34	$1.12	$0.94

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Net income	$300.9	$252.8	$994.9	$896.1
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	28.3	(73.9)	(221.0)	296.6
Noncredit component of impairment losses on fixed maturities, available-for-sale	1.0	11.0	17.9	48.9
Net unrealized gains on derivative instruments	10.3	29.2	22.0	42.3
Foreign currency translation adjustment	(263.2)	(195.8)	(438.3)	(208.4)
Net unrecognized postretirement benefit obligation	11.9	3.6	35.9	10.7
Other comprehensive income (loss)	(211.7)	(225.9)	(583.5)	190.1
Comprehensive income	89.2	26.9	411.4	1,086.2
Comprehensive income (loss) attributable to noncontrolling interest	(13.8)	(2.7)	(4.5)	23.9
Comprehensive income attributable to Principal Financial Group, Inc.	$103.0	$29.6	$415.9	$1,062.3

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Accumulated
	Series A	Series B		Additional		other			Total
	preferred	preferred	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	stock	stock	capital	earnings	income (loss)	stock	interest	equity
	(in millions)
Balances at January 1, 2014	$—	$0.1	$4.6	$9,798.9	$5,405.4	$183.2	$(5,708.0)	$92.8	$9,777.0
Common stock issued	—	—	—	69.6	—	—	—	—	69.6
Stock-based compensation and additional related tax benefits	—	—	—	62.3	(4.5)	—	—	—	57.8
Treasury stock acquired, common	—	—	—	—	—	—	(222.5)	—	(222.5)
Dividends to common stockholders	—	—	—	—	(276.7)	—	—	—	(276.7)
Dividends to preferred stockholders	—	—	—	—	(24.7)	—	—	—	(24.7)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(22.9)	(22.9)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7.1	7.1
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(0.4)	—	—	—	(41.5)	(41.9)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(13.5)	(19.7)	—	—	—	(33.2)
Net income (excludes $8.3 million attributable to redeemable noncontrolling interest)	—	—	—	—	865.4	—	—	22.4	887.8
Other comprehensive income (excludes $(1.5) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	196.9	—	(5.3)	191.6
Balances at September 30, 2014	$—	$0.1	$4.6	$9,916.9	$5,945.2	$380.1	$(5,930.5)	$52.6	$10,369.0

Balances at January 1, 2015	$—	$0.1	$4.6	$9,945.5	$6,114.1	$50.4	$(5,930.7)	$48.0	$10,232.0
Common stock issued	—	—	0.1	71.4	—	—	—	—	71.5
Stock-based compensation and additional related tax benefits	—	—	—	71.6	(4.9)	—	—	—	66.7
Treasury stock acquired, common	—	—	—	—	—	—	(188.2)	—	(188.2)
Dividends to common stockholders	—	—	—	—	(330.2)	—	—	—	(330.2)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Preferred stock redemption	—	(0.1)	—	(541.7)	(8.2)	—	—	—	(550.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(13.7)	(13.7)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	6.7	6.7
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(19.0)	—	(10.3)	—	12.8	(16.5)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(3.6)	—	—	—	—	(3.6)
Net income (excludes $1.5 million attributable to redeemable noncontrolling interest)	—	—	—	—	980.4	—	—	13.0	993.4
Other comprehensive loss (excludes $(17.7) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(564.5)	—	(1.3)	(565.8)
Balances at September 30, 2015	$—	$—	$4.7	$9,524.2	$6,734.7	$(524.4)	$(6,118.9)	$65.5	$9,685.8

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2015	2014
	(in millions)
Operating activities
Net income	$994.9	$896.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	223.2	282.8
Additions to deferred acquisition costs	(289.4)	(291.8)
Accrued investment income	(60.9)	(13.0)
Net cash flows for trading securities	(177.5)	(47.8)
Premiums due and other receivables	(165.4)	85.0
Contractholder and policyholder liabilities and dividends	2,660.2	1,211.4
Current and deferred income taxes (benefits)	(95.3)	204.3
Net realized capital (gains) losses	10.0	(41.0)
Depreciation and amortization expense	149.3	122.8
Mortgage loans held for sale, sold or repaid, net of gain	—	8.4
Real estate acquired through operating activities	(32.4)	(43.6)
Real estate sold through operating activities	53.3	146.1
Stock-based compensation	66.7	58.4
Other	(13.7)	(380.5)
Net adjustments	2,328.1	1,301.5
Net cash provided by operating activities	3,323.0	2,197.6
Investing activities
Available-for-sale securities:
Purchases	(7,052.6)	(6,596.0)
Sales	1,410.8	1,871.5
Maturities	5,020.5	4,499.3
Mortgage loans acquired or originated	(1,658.0)	(1,614.2)
Mortgage loans sold or repaid	1,175.3	1,319.8
Real estate acquired	(255.8)	(246.8)
Net purchases of property and equipment	(96.3)	(117.5)
Purchase of interests in subsidiaries, net of cash acquired	(293.7)	—
Net change in other investments	(17.0)	56.6
Net cash used in investing activities	(1,766.8)	(827.3)
Financing activities
Issuance of common stock	71.5	69.6
Acquisition of treasury stock	(188.2)	(222.5)
Proceeds from financing element derivatives	0.2	14.9
Payments for financing element derivatives	(60.9)	(41.5)
Excess tax benefits from share-based payment arrangements	15.2	8.6
Purchase of subsidiary shares from noncontrolling interest	(22.5)	(222.4)
Dividends to common stockholders	(330.2)	(276.7)
Dividends to preferred stockholders	(16.5)	(24.7)
Preferred stock redemption	(550.0)	—
Issuance of long-term debt	800.4	36.5
Principal repayments of long-term debt	(52.6)	(100.3)
Net proceeds from (repayments of) short-term borrowings	197.2	(20.5)
Investment contract deposits	4,190.3	4,184.3
Investment contract withdrawals	(4,974.3)	(5,864.3)
Net increase (decrease) in banking operation deposits	24.9	(2.3)
Other	(10.4)	(10.0)
Net cash used in financing activities	(905.9)	(2,471.3)
Net increase (decrease) in cash and cash equivalents	650.3	(1,101.0)
Cash and cash equivalents at beginning of period	1,863.9	2,371.8
Cash and cash equivalents at end of period	$2,514.2	$1,270.8

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2014, included in our Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2014, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Net asset value per share as a practical expedient for fair value
This authoritative guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.

	January 1, 2016	The guidance is not expected to have a material impact on our consolidated financial statements.

Simplifying the presentation of debt issuance costs
This authoritative guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

	January 1, 2016	The guidance is not expected to have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

Separate account assets and separate account liabilities include certain international retirement accumulation products where the segregated funds and associated obligation to the client are consolidated within our financial statements. We have determined that summary totals are the most meaningful presentation for these funds.

At September 30, 2015 and December 31, 2014, the separate account assets include a separate account valued at $173.3 million and $205.4 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Goodwill and Other Intangibles

On September 1, 2015, we completed our purchase of AXA’s Mandatory Provident Fund (“MPF”) and Occupational Retirement Schemes Ordinance (“ORSO”) pension business in Hong Kong for $335.5 million. As part of the transaction, we entered into an exclusive 15-year distribution agreement with AXA to provide co-branded pension products through AXA’s agency network in Hong Kong. AXA’s MPF and ORSO pension business is consolidated within our Principal International segment. The purchase price resulted in intangible assets and goodwill.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

Principal International Hong Kong offers retirement pension schemes in which we provide trustee, administration and asset management services to employers and employees under the Hong Kong MPF and ORSO pension schemes. Each pension scheme has various guaranteed and non-guaranteed constituent funds, or investment options, in which customers can invest their money. The guaranteed funds provide either a guaranteed rate of return to the customer or a minimum guarantee on withdrawals under certain qualifying events. We have determined the guaranteed funds are VIEs due to the fact the equity holders, as a group, lack the obligation to absorb expected losses due to the guarantee we provide. We concluded that we are the primary beneficiary because we have the obligation to absorb losses that could be potentially significant to the VIE. Therefore, we consolidate the underlying assets and liabilities of the funds and present as separate accounts or within the general account, depending on the terms of the guarantee.

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

September 30, 2015

(Unaudited)

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

		Collateralized
		private		Mandatory
	Grantor	investment		retirement
	trusts	vehicles	CMBS	savings	Real estate	Total
	(in millions)
September 30, 2015
Fixed maturities, available-for-sale	$261.1	$—	$—	$—	$—	$261.1
Fixed maturities, trading	—	100.4	—	—	—	100.4
Equity securities, available-for-sale	—	—	—	315.8	—	315.8
Equity securities, trading	—	—	—	321.2	—	321.2
Real estate	—	—	—	—	298.9	298.9
Other investments	—	—	25.1	—	11.7	36.8
Cash	—	—	—	—	7.8	7.8
Accrued investment income	0.4	—	0.2	—	1.9	2.5
Premiums due and other receivables	—	—	—	—	2.0	2.0
Separate account assets	—	—	—	32,827.6	—	32,827.6
Other assets	—	—	—	—	(0.9)	(0.9)
Total assets	$261.5	$100.4	$25.3	$33,464.6	$321.4	$34,173.2
Contractholder funds	$—	$—	$—	$329.2	$—	$329.2
Long-term debt	—	—	—	—	38.2	38.2
Income taxes currently payable	—	—	—	—	(0.1)	(0.1)
Deferred income taxes	1.6	—	—	—	(1.0)	0.6
Separate account liabilities	—	—	—	32,827.6	—	32,827.6
Other liabilities (1)	236.7	87.2	—	—	16.8	340.7
Total liabilities	$238.3	$87.2	$—	$33,156.8	$53.9	$33,536.2
December 31, 2014
Fixed maturities, available-for-sale	$278.2	$—	$—	$—	$—	$278.2
Fixed maturities, trading	—	100.4	—	—	—	100.4
Equity securities, trading	—	—	—	345.3	—	345.3
Real estate	—	—	—	—	284.9	284.9
Other investments	—	—	35.0	—	5.6	40.6
Cash	—	—	—	—	4.7	4.7
Accrued investment income	0.4	—	0.2	—	1.4	2.0
Separate account assets	—	—	—	34,655.4	—	34,655.4
Other assets	—	—	—	—	0.3	0.3
Total assets	$278.6	$100.4	$35.2	$35,000.7	$296.9	$35,711.8
Long-term debt	$—	$—	$—	$—	$82.3	$82.3
Income taxes currently payable	—	—	—	—	10.6	10.6
Deferred income taxes	1.5	—	—	—	(0.4)	1.1
Separate account liabilities	—	—	—	34,655.4	—	34,655.4
Other liabilities (1)	239.1	85.6	4.8	—	14.5	344.0
Total liabilities	$240.6	$85.6	$4.8	$34,655.4	$107.0	$35,093.4

(1)            Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; the collateralized private investment vehicle includes derivative liabilities and an obligation to redeem notes at maturity or termination of the trusts.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

We did not provide financial or other support to investees designated as VIEs for the periods ended September 30, 2015 and December 31, 2014.

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

We have invested in partnerships and other funds, some of which are classified as VIEs. Some of these entities have returns in the form of income tax credits. These entities are classified as VIEs as the general partners do not have equity investments at risk in the entities. We have determined we are not the primary beneficiary because we are not the general partner, who makes all the significant decisions for the entities. Other limited partnerships and fund interests have returns from investment income. These entities are classified as VIEs as the decision makers do not have equity investments at risk in the entities. We have determined we are not the primary beneficiary because we do not make the significant decisions for the entities or our variable interest does not absorb the majority of the variability of the entities’ net assets.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
September 30, 2015
Fixed maturities, available-for-sale:
Corporate	$462.3	$358.6
Residential mortgage-backed pass-through securities	2,680.2	2,572.2
Commercial mortgage-backed securities	3,861.2	3,808.8
Collateralized debt obligations	633.0	655.9
Other debt obligations	4,535.6	4,494.5
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	27.6	27.6
Commercial mortgage-backed securities	44.1	44.1
Collateralized debt obligations	38.6	38.6
Other investments:
Other limited partnership and fund interests	210.7	210.7

December 31, 2014
Fixed maturities, available-for-sale:
Corporate	$456.7	$353.3
Residential mortgage-backed pass-through securities	2,822.9	2,702.9
Commercial mortgage-backed securities	3,975.5	3,896.9
Collateralized debt obligations	504.1	521.2
Other debt obligations	4,616.4	4,583.4
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	34.4	34.4
Commercial mortgage-backed securities	1.5	1.5
Collateralized debt obligations	39.4	39.4
Other debt obligations	0.2	0.2
Other investments:
Other limited partnership and fund interests	188.2	188.2

(1)         Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and other investments. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading.

Sponsored Investment Funds

We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities’ net assets. As of September 30, 2015 and December 31, 2014, these VIEs held $1.3 billion and $1.4 billion in total assets, respectively. We have no contractual obligation to contribute to the funds.

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

September 30, 2015

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

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated other comprehensive income (“AOCI”) and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
September 30, 2015
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,507.6	$39.7	$3.7	$1,543.6	$—
Non-U.S. governments	645.6	145.3	3.2	787.7	—
States and political subdivisions	4,245.0	231.4	20.7	4,455.7	—
Corporate	29,851.0	1,866.9	439.2	31,278.7	4.8
Residential mortgage-backed pass-through securities	2,572.2	113.0	5.0	2,680.2	—
Commercial mortgage-backed securities	3,808.8	103.0	50.6	3,861.2	81.2
Collateralized debt obligations	655.9	1.2	24.1	633.0	1.3
Other debt obligations	4,499.4	60.8	19.7	4,540.5	60.2
Total fixed maturities, available-for-sale	$47,785.5	$2,561.3	$566.2	$49,780.6	$147.5
Total equity securities, available-for-sale	$469.1	$8.5	$12.3	$465.3
December 31, 2014
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,085.6	$39.1	$2.9	$1,121.8	$—
Non-U.S. governments	704.4	188.3	1.6	891.1	—
States and political subdivisions	3,916.8	291.3	4.1	4,204.0	—
Corporate	29,308.3	2,442.6	215.9	31,535.0	18.4
Residential mortgage-backed pass-through securities	2,702.9	126.3	6.3	2,822.9	—
Commercial mortgage-backed securities	3,896.9	141.5	62.9	3,975.5	88.9
Collateralized debt obligations	521.2	3.5	20.6	504.1	1.3
Other debt obligations	4,583.4	57.5	24.5	4,616.4	66.9
Total fixed maturities, available-for-sale	$46,719.5	$3,290.1	$338.8	$49,670.8	$175.5
Total equity securities, available-for-sale	$125.1	$7.7	$9.8	$123.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

(1)         Excludes $144.5 million and $167.5 million as of September 30, 2015 and December 31, 2014, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

The amortized cost and fair value of fixed maturities available-for-sale at September 30, 2015, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,649.9	$2,679.5
Due after one year through five years	13,017.0	13,461.3
Due after five years through ten years	8,303.2	8,581.8
Due after ten years	12,279.1	13,343.1
Subtotal	36,249.2	38,065.7
Mortgage-backed and other asset-backed securities	11,536.3	11,714.9
Total	$47,785.5	$49,780.6

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision and impairments of real estate held for investment. Investment gains and losses on sales of certain real estate held for sale due to investment strategy and mark-to-market adjustments on certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments are summarized as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$2.5	$6.0	$15.7	$45.0
Gross losses	(2.3)	(2.9)	(5.6)	(20.8)
Net impairment losses	(7.6)	(21.7)	(21.4)	(69.5)
Hedging, net	4.7	(21.5)	(31.2)	(20.0)
Fixed maturities, trading	(2.1)	9.5	(6.4)	32.0
Equity securities, available-for-sale:
Gross gains	0.3	—	0.3	0.2
Gross losses	(1.8)	(0.1)	(1.8)	(0.2)
Net impairment recoveries (losses)	—	(0.2)	0.3	5.5
Equity securities, trading	(12.4)	9.1	(8.5)	18.7
Mortgage loans	(1.3)	(12.0)	(1.4)	(10.6)
Derivatives	54.0	(2.0)	59.0	1.9
Other	4.4	(10.6)	(9.0)	58.8
Net realized capital gains (losses)	$38.4	$(46.4)	$(10.0)	$41.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $331.7 million and $437.1 million for the three months ended September 30, 2015 and 2014, and $1,213.0 million and $1,744.6 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Fixed maturities, available-for-sale	$(6.5)	$(7.1)	$6.6	$13.0
Equity securities, available-for-sale	—	(0.2)	0.3	5.5
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(6.5)	(7.3)	6.9	18.5
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from OCI (1)	(1.1)	(14.6)	(28.0)	(82.5)
Net impairment losses on available-for-sale securities	$(7.6)	$(21.9)	$(21.1)	$(64.0)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance	$(134.7)	$(185.7)	$(144.4)	$(235.4)
Credit losses for which an other-than-temporary impairment was not previously recognized	(4.3)	(2.2)	(5.9)	(6.1)
Credit losses for which an other-than-temporary impairment was previously recognized	(3.2)	(21.0)	(11.3)	(65.5)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	3.8	18.0	20.0	112.0
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	2.2	1.5	5.2	5.6
Foreign currency translation adjustment	0.4	—	0.6	—
Ending balance	$(135.8)	$(189.4)	$(135.8)	$(189.4)

(1)  Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	September 30, 2015
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$218.0	$3.5	$39.7	$0.2	$257.7	$3.7
Non-U.S. governments	42.0	1.3	18.6	1.9	60.6	3.2
States and political subdivisions	582.4	20.1	6.4	0.6	588.8	20.7
Corporate	5,446.5	229.1	1,223.3	210.1	6,669.8	439.2
Residential mortgage-backed pass-through securities	260.3	1.6	154.8	3.4	415.1	5.0
Commercial mortgage-backed securities	682.6	7.2	296.0	43.4	978.6	50.6
Collateralized debt obligations	372.6	2.9	151.2	21.2	523.8	24.1
Other debt obligations	753.0	4.3	360.3	15.4	1,113.3	19.7
Total fixed maturities, available-for-sale	$8,357.4	$270.0	$2,250.3	$296.2	$10,607.7	$566.2
Total equity securities, available-for-sale	$0.7	$0.2	$33.7	$12.1	$34.4	$12.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Of the total amounts, Principal Life’s consolidated portfolio represented $10,100.0 million in available-for-sale fixed maturities with gross unrealized losses of $537.6 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 82% were investment grade (rated AAA through BBB-) with an average price of 95 (carrying value/amortized cost) at September 30, 2015. Gross unrealized losses in our fixed maturities portfolio increased during the nine months ended September 30, 2015, due primarily to widening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 1,038 securities with a carrying value of $7,986.8 million and unrealized losses of $263.6 million reflecting an average price of 97 at September 30, 2015. Of this portfolio, 85% was investment grade (rated AAA through BBB-) at September 30, 2015, with associated unrealized losses of $182.4 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 356 securities with a carrying value of $2,113.2 million and unrealized losses of $274.0 million. The average rating of this portfolio was BBB+ with an average price of 89 at September 30, 2015. Of the $274.0 million in unrealized losses, the commercial mortgage-backed securities sector accounts for $43.4 million in unrealized losses with an average price of 87 and an average credit rating of BBB+. The remaining unrealized losses consist primarily of $189.8 million within the corporate sector at September 30, 2015. The average price of the corporate sector was 85 and the average credit rating was BBB. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at September 30, 2015.

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

September 30, 2015

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

	September 30, 2015	December 31, 2014
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$2,076.3	$3,079.1
Noncredit component of impairment losses on fixed maturities, available-for-sale	(147.5)	(175.5)
Net unrealized losses on equity securities, available-for-sale	(3.8)	(2.1)
Adjustments for assumed changes in amortization patterns	(211.5)	(346.8)
Adjustments for assumed changes in policyholder liabilities	(542.3)	(1,078.6)
Net unrealized gains on derivative instruments	188.1	160.1
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	92.7	88.9
Provision for deferred income taxes	(484.8)	(576.8)
Net unrealized gains on available-for-sale securities and derivative instruments	$967.2	$1,148.3

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

	September 30, 2015	December 31, 2014
	(in millions)

Commercial mortgage loans	$11,179.8	$10,723.8
Residential mortgage loans	1,108.9	1,144.3
Total amortized cost	12,288.7	11,868.1

Valuation allowance	(56.6)	(56.5)
Total carrying value	$12,232.1	$11,811.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $73.2 million and $35.6 million of residential mortgage loans during the three months ended September 30, 2015 and 2014, and $216.3 million and $115.7 million during the nine months ended September 30, 2015 and 2014, respectively. We sold $17.5 million and $0.0 million of residential mortgage loans during the three months ended September 30, 2015 and 2014, and $60.3 million and $0.0 million during the nine months ended September 30, 2015 and 2014, respectively. We purchased $53.9 million and $0.0 million of commercial mortgage loans during the three months ended September 30, 2015 and 2014, and $200.8 million and $33.4 million during the nine months ended September 30, 2015 and 2014, respectively. We sold $0.0 million and $0.0 million of commercial mortgage loans during the three months ended September 30, 2015 and 2014, and $1.0 million and $1.1 million during the nine months ended September 30, 2015 and 2014, respectively.

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	September 30, 2015		December 31, 2014
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$522.4	4.7%	$528.0	4.9%
Middle Atlantic	3,149.7	28.2	2,951.0	27.5
East North Central	444.1	4.0	442.1	4.1
West North Central	275.8	2.5	233.3	2.2
South Atlantic	2,004.5	17.9	1,970.9	18.4
East South Central	214.9	1.9	197.4	1.8
West South Central	1,079.5	9.7	1,023.9	9.5
Mountain	879.7	7.9	772.0	7.2
Pacific	2,545.6	22.7	2,565.5	24.0
International	63.6	0.5	39.7	0.4
Total	$11,179.8	100.0%	$10,723.8	100.0%

Property type distribution
Office	$3,863.4	34.6%	$3,646.1	34.0%
Retail	2,633.8	23.6	2,512.1	23.4
Industrial	1,839.7	16.5	1,918.7	17.9
Apartments	2,379.8	21.3	2,200.5	20.5
Hotel	323.1	2.8	331.5	3.1
Mixed use/other	140.0	1.2	114.9	1.1
Total	$11,179.8	100.0%	$10,723.8	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $234.1 million and $283.4 million and first lien mortgages with an amortized cost of $874.8 million and $860.9 million as of September 30, 2015 and December 31, 2014, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	September 30, 2015
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$9,755.2	$187.5	$9,942.7
BBB+ thru BBB-	910.7	127.3	1,038.0
BB+ thru BB-	152.7	0.1	152.8
B+ and below	45.6	0.7	46.3
Total	$10,864.2	$315.6	$11,179.8

	December 31, 2014
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$9,115.8	$168.8	$9,284.6
BBB+ thru BBB-	1,041.0	178.5	1,219.5
BB+ thru BB-	148.3	—	148.3
B+ and below	69.8	1.6	71.4
Total	$10,374.9	$348.9	$10,723.8

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	September 30, 2015
	Home equity	First liens	Total
	(in millions)

Performing	$222.2	$863.1	$1,085.3
Nonperforming	11.9	11.7	23.6
Total	$234.1	$874.8	$1,108.9

	December 31, 2014
	Home equity	First liens	Total
	(in millions)

Performing	$268.4	$847.6	$1,116.0
Nonperforming	15.0	13.3	28.3
Total	$283.4	$860.9	$1,144.3

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

The amortized cost of mortgage loans on non-accrual status was as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Commercial:
Brick and mortar	$31.7	$9.6
Residential:
Home equity	11.9	15.0
First liens	7.6	8.8
Total	$51.2	$33.4

The aging of our mortgage loans, based on amortized cost, was as follows:

	September 30, 2015
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$27.4	$—	$4.4	$31.8	$10,832.4	$10,864.2	$—
Commercial-CTL	—	—	—	—	315.6	315.6	—
Residential-home equity	1.9	0.5	1.5	3.9	230.2	234.1	—
Residential-first liens	18.9	5.8	10.4	35.1	839.7	874.8	4.1
Total	$48.2	$6.3	$16.3	$70.8	$12,217.9	$12,288.7	$4.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	For the three months ended September 30, 2015
	Commercial	Residential	Total
	(in millions)
Beginning balance	$28.5	$27.4	$55.9
Provision	2.0	(1.0)	1.0
Charge-offs	—	(1.0)	(1.0)
Recoveries	—	0.8	0.8
Effect of exchange rates	—	(0.1)	(0.1)
Ending balance	$30.5	$26.1	$56.6

	For the nine months ended September 30, 2015
	Commercial	Residential	Total
	(in millions)
Beginning balance	$26.9	$29.6	$56.5
Provision	3.5	1.5	5.0
Charge-offs	—	(7.5)	(7.5)
Recoveries	0.1	2.6	2.7
Effect of exchange rates	—	(0.1)	(0.1)
Ending balance	$30.5	$26.1	$56.6
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$3.5	$8.0	$11.5
Collectively evaluated for impairment	27.0	18.1	45.1
Allowance ending balance	$30.5	$26.1	$56.6
Loan balance by basis of impairment method:
Individually evaluated for impairment	$4.4	$24.7	$29.1
Collectively evaluated for impairment	11,175.4	1,084.2	12,259.6
Loan ending balance	$11,179.8	$1,108.9	$12,288.7

	For the three months ended September 30, 2014
	Commercial	Residential	Total
	(in millions)
Beginning balance	$26.4	$38.5	$64.9
Provision	1.4	6.5	7.9
Charge-offs	—	(15.1)	(15.1)
Recoveries	—	0.3	0.3
Ending balance	$27.8	$30.2	$58.0

	For the nine months ended September 30, 2014
	Commercial	Residential	Total
	(in millions)
Beginning balance	$28.7	$41.1	$69.8
Provision	(0.6)	7.3	6.7
Charge-offs	(0.3)	(20.8)	(21.1)
Recoveries	—	2.7	2.7
Effect of exchange rates	—	(0.1)	(0.1)
Ending balance	$27.8	$30.2	$58.0
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$3.1	$9.4	$12.5
Collectively evaluated for impairment	24.7	20.8	45.5
Allowance ending balance	$27.8	$30.2	$58.0
Loan balance by basis of impairment method:
Individually evaluated for impairment	$9.8	$29.6	$39.4
Collectively evaluated for impairment	10,587.0	1,176.5	11,763.5
Loan ending balance	$10,596.8	$1,206.1	$11,802.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

	September 30, 2015
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$3.2	$3.2	$—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	3.5
Residential-home equity	14.4	15.4	7.4
Residential-first liens	7.1	6.9	0.6
Total:
Commercial	$4.4	$4.4	$3.5
Residential	$24.7	$25.5	$8.0

	December 31, 2014
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$5.2	$6.7	$—
Residential-first liens	3.4	3.4	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	16.5	17.1	8.2
Residential-first liens	7.2	7.2	0.8
Total:
Commercial	$9.6	$11.1	$2.4
Residential	$27.1	$27.7	$9.0

	For the three months ended		For the nine months ended
	September 30, 2015		September 30, 2015
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$—	$—	$2.6	$—
Residential-first liens	3.6	—	3.3	—
With an allowance recorded:
Commercial-brick and mortar	4.4	—	4.4	0.2
Residential-home equity	14.9	0.1	15.5	0.3
Residential-first liens	6.9	—	7.2	0.1
Total:
Commercial	$4.4	$—	$7.0	$0.2
Residential	$25.4	$0.1	$26.0	$0.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended September 30, 2015
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	2	$—	1	$—
Total	2	$—	1	$—

	For the three months ended September 30, 2014
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial-brick and mortar	2	$5.4	1	$0.7
Residential-home equity	37	1.6	1	—
Total	39	$7.0	2	$0.7

	For the nine months ended September 30, 2015
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	13	$0.5	2	$—
Total	13	$0.5	2	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

Securities Posted as Collateral

We posted $947.7 million in fixed maturities, available-for-sale securities at September 30, 2015, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, we posted $2,480.2 million in commercial mortgage loans and home equity mortgages as of September 30, 2015, to satisfy collateral requirements associated with our obligation under funding agreements with the FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, $110.0 million can be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
	Gross amount	of financial position
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
September 30, 2015
Derivative assets	$820.2	$(511.6)	$(292.0)	$16.6
Reverse repurchase agreements	72.6	—	(72.6)	—
Total	$892.8	$(511.6)	$(364.6)	$16.6
December 31, 2014
Derivative assets	$661.8	$(479.5)	$(169.0)	$13.3
Reverse repurchase agreements	51.5	—	(51.5)	—
Total	$713.3	$(479.5)	$(220.5)	$13.3

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents on the consolidated statements of financial position. The above excludes $1.1 million and $0.0 million of derivative assets as of September 30, 2015 and December 31, 2014, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
	Gross amount	of financial position
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
September 30, 2015
Derivative liabilities	$805.2	$(511.6)	$(164.5)	$129.1
December 31, 2014
Derivative liabilities	$786.0	$(479.5)	$(220.6)	$85.9

(1)         The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $458.7 million and $421.3 million of derivative liabilities as of September 30, 2015 and December 31, 2014, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expense on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of September 30, 2015 and December 31, 2014.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

Currency forwards are contracts in which we agree with other parties to deliver or receive a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. We use currency forwards to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell and to hedge the currency risk associated with a business combination. We used currency forwards during 2015 to hedge certain net investments in foreign operations. Currency forwards were not used for hedging any net investments in foreign operations during 2014.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

September 30, 2015

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

We posted $249.0 million and $271.6 million in cash and securities under collateral arrangements as of September 30, 2015 and December 31, 2014, respectively, to satisfy collateral requirements associated with our derivative credit support agreements and FCM agreements. These amounts include initial margin requirements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of September 30, 2015 and December 31, 2014, was $585.8 million and $656.2 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $249.0 million and $271.6 million as of September 30, 2015 and December 31, 2014, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2015, we would be required to post an additional $90.4 million of collateral to our counterparties.

As of September 30, 2015 and December 31, 2014, we had received $273.9 million and $148.3 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

	September 30, 2015	December 31, 2014
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$21,931.0	$19,182.6
Interest rate options	4,900.0	4,900.0
Swaptions	159.0	260.0
Interest rate futures	173.5	147.5
Foreign exchange contracts:
Currency swaps	1,831.6	1,975.5
Currency forwards	963.0	270.7
Equity contracts:
Equity options	3,558.2	3,293.4
Equity futures	563.4	498.1
Credit contracts:
Credit default swaps	1,095.9	1,234.5
Total return swaps	90.0	90.0
Futures	15.6	10.5
Other contracts:
Embedded derivatives	9,773.2	9,235.7
Total notional amounts at end of period	$45,054.4	$41,098.5

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$632.9	$510.8
Interest rate options	40.1	41.0
Foreign exchange contracts:
Currency swaps	112.6	97.1
Currency forwards	3.9	1.4
Equity contracts:
Equity options	72.4	30.2
Credit contracts:
Credit default swaps	13.1	13.3
Total gross credit exposure	875.0	693.8
Less: collateral received	308.4	183.5
Net credit exposure	$566.6	$510.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$15.7	$8.8	$162.2	$193.9
Foreign exchange contracts	105.0	80.0	146.5	69.1
Total derivatives designated as hedging instruments	$120.7	$88.8	$308.7	$263.0

Derivatives not designated as hedging instruments
Interest rate contracts	$597.8	$508.7	$314.1	$321.4
Foreign exchange contracts	17.2	20.8	63.8	40.1
Equity contracts	72.5	30.2	91.7	131.7
Credit contracts	13.1	13.3	38.7	35.6
Other contracts	—	—	446.9	415.5
Total derivatives not designated as hedging instruments	700.6	573.0	955.2	944.3

Total derivative instruments	$821.3	$661.8	$1,263.9	$1,207.3

(1)  The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)  The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $210.3 million and $176.4 million as of September 30, 2015 and December 31, 2014, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $0.0 million as of September 30, 2015 and $10.0 million as of December 31, 2014. These purchased credit derivative transactions had a net asset (liability) fair value of $0.0 million as of September 30, 2015 and $(0.1) million as of December 31, 2014. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

September 30, 2015

(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	September 30, 2015
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.8	$30.0	3.5
AA	74.0	1.2	74.0	2.5
A	204.5	2.9	204.5	2.4
BBB	340.0	(1.3)	340.0	3.2
BB	10.0	(2.1)	10.0	4.2
Government/municipalities
AA	30.0	0.6	30.0	3.6
Sovereign
AA	10.0	(0.1)	10.0	4.0
BBB	40.0	(1.1)	40.0	4.0
Total single name credit default swaps	738.5	0.9	738.5	3.0

Basket and index credit default swaps
Corporate debt
Near default (1)	100.4	(22.5)	100.4	1.5
Government/municipalities
AA	30.0	(1.2)	30.0	2.0
Structured finance
AAA	13.8	0.1	13.8	0.9
Total basket and index credit default swaps	144.2	(23.6)	144.2	1.5
Total credit default swap protection sold	$882.7	$(22.7)	$882.7	2.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

(1)         Includes $78.0 million as of both September 30, 2015 and December 31, 2014, notional of derivatives in consolidated collateralized private investment vehicle VIEs where the credit risk is borne by third party investors.

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

	September 30, 2015
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
A	$24.4	$24.4	1.3
Total corporate debt	24.4	24.4	1.3

Structured finance
A	62.1	62.1	1.1
BB	5.8	5.8	1.6
CCC	8.4	8.4	4.8
Total structured finance	76.3	76.3	1.5
Total fixed maturities with credit derivatives	$100.7	$100.7	1.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended September 30, (1)		Hedged items in fair value	September 30, (1)
relationships	2015	2014	hedging relationships	2015	2014
	(in millions)			(in millions)
Interest rate contracts	$(7.0)	$18.5	Fixed maturities, available-for-sale	$6.7	$(18.3)
Interest rate contracts	2.4	(2.4)	Investment-type insurance contracts	(2.4)	2.4
Foreign exchange contracts	—	3.0	Fixed maturities, available-for-sale	—	(3.1)
Total	$(4.6)	$19.1	Total	$4.3	$(19.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

					Amount of loss
	Amount of gain				recognized in net income on
	recognized in net income on				related hedged item for the
	derivatives for the nine months				for the nine months
Derivatives in fair value hedging	ended September 30, (1)		Hedged items in fair value		ended September 30, (1)
relationships	2015	2014	hedging relationships	2015	2014
	(in millions)				(in millions)
Interest rate contracts	$11.1	$27.2	Fixed maturities, available-for-sale	$(11.0)	$(28.4)
Interest rate contracts	3.9	0.2	Investment-type insurance contracts	(3.8)	(0.1)
Foreign exchange contracts	3.8	3.8	Fixed maturities, available-for-sale	(3.8)	(3.8)
Foreign exchange contracts	—	0.2	Investment-type insurance contracts	—	(0.2)
Total	$18.8	$31.4	Total	$(18.6)	$(32.5)

(1)         The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the three		Amount of gain (loss) for the
	months ended September 30,		nine months ended September 30,
Hedged item	2015	2014	2015	2014
	(in millions)
Fixed maturities, available-for-sale (1)	$(17.6)	$(22.2)	$(56.9)	$(71.5)
Investment-type insurance contracts (2)	0.9	1.0	2.8	3.4

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 4.7 years. At September 30, 2015, we had $53.1 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. We reclassified $0.0 million and $0.0 million from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the nine months ended September 30, 2015 and 2014, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		September 30,		into net income	September 30,
relationships	Related hedged item	2015	2014	(effective portion)	2015	2014
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$12.6	$8.8	Net investment income	$4.4	$3.5
Interest rate contracts	Investment-type insurance contracts	1.1	0.2	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(2.1)	(1.9)
Foreign exchange contracts	Fixed maturities, available-for-sale	11.4	44.6	Net realized capital gains	2.0	0.2
Foreign exchange contracts	Investment-type insurance contracts	(0.5)	1.3	Benefits, claims and settlement expenses	—	—
Total		$24.6	$54.9	Total	$4.3	$1.8

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the nine months ended		reclassified from AOCI	for the nine months ended
flow hedging		September 30,		into net income	September 30,
relationships	Related hedged item	2015	2014	(effective portion)	2015	2014
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$23.7	$10.8	Net investment income	$12.3	$10.1
Interest rate contracts	Investment-type insurance contracts	3.4	2.6	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(6.1)	(5.5)
Foreign exchange contracts	Fixed maturities, available-for-sale	24.9	44.4	Net realized capital gains (losses)	15.9	(10.9)
Foreign exchange contracts	Investment-type insurance contracts	(1.7)	9.8	Benefits, claims and settlement expenses	—	—
Total		$50.3	$67.6	Total	$22.1	$(6.3)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the		Amount of gain (loss) for the
	three months ended September 30,		nine months ended September 30,
Hedged item	2015	2014	2015	2014
	(in millions)
Fixed maturities, available-for-sale (1)	$1.5	$1.1	$4.6	$3.9
Investment-type insurance contracts (2)	(4.8)	(2.6)	(13.5)	(8.4)

(1)         Reported in net investment income on the consolidated statements of operations.

(2)         Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain (loss) resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.0 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. The net gain (loss) resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.1 million and $0.0 million for the nine months ended September 30, 2015 and 2014, respectively.

We expect to reclassify net losses of $(1.3) million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Net Investment Hedges

We may take measures to hedge our net equity investments in our foreign operations from currency risk. This is accomplished with the use of currency forwards.

Gains and losses associated with net investment hedges are recorded in AOCI and will be released into earnings if our investment in the foreign operation is sold or substantially liquidated.

The following table shows the effect of derivatives in net investment hedging relationships on the consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

	Amount of gain		Amount of gain
	recognized in AOCI on		recognized in AOCI on
	derivatives (effective portion)		derivatives (effective portion)
	for the three months ended		for the nine months ended
	September 30,		September 30,
Derivatives in net investment hedging relationships	2015	2014	2015	2014
	(in millions)
Foreign exchange contracts	$1.7	$—	$1.7	$—
Total	$1.7	$—	$1.7	$—

We did not have any ineffectiveness and did not reclassify any gains or losses from AOCI into net income related to our net investment hedges for the three and nine months ended September 30, 2015 and 2014.

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

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended September 30,		nine months ended September 30,
Derivatives not designated as hedging instruments	2015	2014	2015	2014
	(in millions)
Interest rate contracts	$150.8	$38.3	$84.7	$134.7
Foreign exchange contracts	(27.0)	(43.7)	(39.2)	(56.6)
Equity contracts	39.7	37.7	7.5	0.1
Credit contracts	(11.0)	(21.7)	2.4	(10.8)
Other contracts	(97.9)	(62.0)	(39.0)	(108.5)
Total	$54.6	$(51.4)	$16.4	$(41.1)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

5.  Long-Term Debt

The components of long-term debt were as follows:

	September 30, 2015	December 31, 2014
	(in millions)
1.85% notes payable, due 2017	$299.9	$299.8
8.875% notes payable, due 2019	350.0	350.0
3.3% notes payable, due 2022	299.2	299.1
3.125% notes payable, due 2023	299.7	299.6
3.4% notes payable, due in 2025	398.8	—
6.05% notes payable, due 2036	601.6	601.6
4.625% notes payable, due 2042	299.5	299.5
4.35% notes payable, due 2043	299.3	299.3
4.7% notes payable, due 2055	400.0	—
Non-recourse mortgages and notes payable	38.1	82.3
Total long-term debt	$3,286.1	$2,531.2

The amounts included above are net of the discount and premium associated with issuing these notes, which are being amortized to expense over the respective terms using the interest method.

On May 7, 2015, we issued $400.0 million of senior notes. The notes bear interest at 3.4% and will mature in 2025. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2015. In addition, on May 7, 2015, we issued $400.0 million of junior subordinated notes, which are subordinated to all our senior debt. The notes are callable in 2020 and have a maturity date in 2055. The notes initially bear a fixed rate of interest at 4.7% and convert to a floating rate at the date the notes become callable. Interest on the notes is payable semi-annually on May 15 and November 15 each year. After the call date the notes will bear interest at 3-month LIBOR plus 3.044%, reset quarterly and payable in arrears in February, May, August, and November each year. We have the right to defer interest payments on the junior subordinated notes for up to 5 years without resulting in a default, during which time interest will be compounded. The proceeds from these notes were used to redeem our series A and series B preferred stock with the remainder available for general corporate purposes.

6. Income Taxes

The effective income tax rate for the three months ended September 30, 2015, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received and the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income.

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

The effective income tax rate for the nine months ended September 30, 2015, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, a change in deferred tax balances related to the merger of two of our Chilean legal entities and the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income, partially offset by the negative impact of a court ruling on some uncertain tax positions.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations (“CFCs”) for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs (“Subpart F income”) even if the income is not currently distributed. Temporary exceptions (the “active financing” and “look through” exceptions) were applicable for tax years beginning before January 1, 2015 to avoid the current recognition of Subpart F income derived in either the active conduct of a banking, financing, insurance or similar business or for certain payments between related corporations in different foreign jurisdictions. The U.S. Congress and the President have yet to enact extenders legislation as of September 30, 2015. Therefore, current tax expense has increased by an immaterial amount associated with the U.S. recognition of Subpart F income from our foreign operations. We will reverse any tax expense subject to the active financing and look through exceptions during the fourth quarter, assuming the legislation is enacted in 2015 retroactive to January 1, 2015.

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

Unrecognized Tax Benefits

A summary of the changes in unrecognized tax benefits follows:

	For the nine months ended	For the year ended
	September 30, 2015	December 31, 2014
	(in millions)
Balance at beginning of period	$172.4	$108.9
Additions based on tax positions related to the current year	11.0	12.9
Additions for tax positions of prior years	46.7	62.5
Reductions for tax positions related to the current year	(7.1)	(8.4)
Reductions for tax positions of prior years	(3.5)	(0.2)
Settlements	—	(3.3)
Balance at end of period (1)	$219.5	$172.4

(1)         Of this amount, $81.0 million, if recognized, would reduce the 2015 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses.

As of September 30, 2015 and December 31, 2014, we had recognized $137.4 million and $100.4 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively.

7. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$15.8	$13.5	$0.5	$0.4
Interest cost	30.0	29.2	1.6	1.7
Expected return on plan assets	(40.2)	(33.0)	(8.5)	(8.2)
Amortization of prior service benefit	(0.5)	(1.0)	(4.6)	(5.0)
Recognized net actuarial (gain) loss	25.7	12.5	(0.3)	(1.0)
Net periodic benefit cost (income)	$30.8	$21.2	$(11.3)	$(12.1)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

			Other postretirement
	Pension benefits		benefits
	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$47.4	$40.5	$1.5	$1.1
Interest cost	90.2	87.8	4.9	5.0
Expected return on plan assets	(120.5)	(99.0)	(25.5)	(24.5)
Amortization of prior service benefit	(1.4)	(3.4)	(13.8)	(15.2)
Recognized net actuarial (gain) loss	76.8	37.8	(0.7)	(2.7)
Net periodic benefit cost (income)	$92.5	$63.7	$(33.6)	$(36.3)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2015 will be zero so we will not be required to fund our qualified pension plan during 2015. However, it is possible that we may fund the qualified and nonqualified pension plans in 2015 for a combined total of up to $150.0 million. During the three and nine months ended September 30, 2015, we contributed $25.2 million and $67.8 million to these plans, respectively.

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

On August 29, 2013, American Chemicals & Equipment, Inc. 401(k) Retirement Plan (“ACE”) filed a lawsuit in the United States District Court for the Northern District of Alabama against Principal Management Corporation and Principal Global Investors, LLC (the “ACE Defendants”). The lawsuit alleges the ACE Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging excessive fees on certain of the LifeTime series target date

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

funds. On January 24, 2014, the court granted the motion filed by the ACE Defendants to transfer the case to the Southern District of Iowa. The case is set for trial on April 11, 2016. The ACE Defendants continue to aggressively defend the lawsuit.

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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of September 30, 2015, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at September 30, 2015.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. These agreements generally expire through 2019. The maximum exposure under these agreements as of September 30, 2015, was approximately $205.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

9. Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A	Series B	Common
	preferred stock	preferred stock	stock
	(in millions)
Outstanding shares at January 1, 2014	3.0	10.0	295.2
Shares issued	—	—	3.1
Treasury stock acquired	—	—	(4.7)
Outstanding shares at September 30, 2014	3.0	10.0	293.6

Outstanding shares at January 1, 2015	3.0	10.0	293.9
Shares issued	—	—	3.3
Treasury stock acquired	—	—	(3.7)
Preferred stock redemption	(3.0)	(10.0)	—
Outstanding shares at September 30, 2015	—	—	293.5

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended			For the nine months ended
	September 30, 2015			September 30, 2015
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(191.9)	$66.4	$(125.5)	$(999.0)	$340.7	$(658.3)
Reclassification adjustment for (gains) losses included in net income (1)	6.8	(2.5)	4.3	(1.7)	0.5	(1.2)
Adjustments for assumed changes in amortization patterns	35.7	(12.5)	23.2	118.1	(41.3)	76.8
Adjustments for assumed changes in policyholder liabilities	190.5	(64.2)	126.3	547.8	(186.1)	361.7
Net unrealized gains (losses) on available-for-sale securities	41.1	(12.8)	28.3	(334.8)	113.8	(221.0)

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	1.1	(0.3)	0.8	28.0	(9.7)	18.3
Adjustments for assumed changes in amortization patterns	—	—	—	(1.3)	0.5	(0.8)
Adjustments for assumed changes in policyholder liabilities	0.3	(0.1)	0.2	0.5	(0.1)	0.4
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	1.4	(0.4)	1.0	27.2	(9.3)	17.9

Net unrealized gains on derivative instruments during the period	21.7	(7.6)	14.1	50.1	(17.5)	32.6
Reclassification adjustment for gains included in net income (3)	(4.3)	1.3	(3.0)	(22.1)	7.3	(14.8)
Adjustments for assumed changes in amortization patterns	6.0	(2.1)	3.9	18.5	(6.5)	12.0
Adjustments for assumed changes in policyholder liabilities	(7.2)	2.5	(4.7)	(12.0)	4.2	(7.8)
Net unrealized gains on derivative instruments	16.2	(5.9)	10.3	34.5	(12.5)	22.0

Foreign currency translation adjustment	(306.5)	43.3	(263.2)	(512.6)	74.3	(438.3)

Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	20.3	(8.4)	11.9	60.9	(25.0)	35.9
Net unrecognized postretirement benefit obligation	20.3	(8.4)	11.9	60.9	(25.0)	35.9

Other comprehensive loss	$(227.5)	$15.8	$(211.7)	$(724.8)	$141.3	$(583.5)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains (losses) on	currency	postretirement	other
	available-for-sale	on fixed maturities	derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income (loss)
	(in millions)

Balances at January 1, 2014	$878.1	$(167.0)	$(10.5)	$(361.5)	$(155.9)	$183.2
Other comprehensive income during the period, net of adjustments	335.2	—	38.4	(201.6)	—	172.0
Amounts reclassified from AOCI	(38.6)	48.9	3.9	—	10.7	24.9
Other comprehensive income	296.6	48.9	42.3	(201.6)	10.7	196.9
Balances at September 30, 2014	$1,174.7	$(118.1)	$31.8	$(563.1)	$(145.2)	$380.1

Balances at January 1, 2015	$1,202.8	$(105.1)	$50.6	$(686.8)	$(411.1)	$50.4
Other comprehensive loss during the period, net of adjustments	(219.8)	—	36.8	(419.3)	—	(602.3)
Amounts reclassified from AOCI	(1.2)	17.9	(14.8)	—	35.9	37.8
Other comprehensive loss	(221.0)	17.9	22.0	(419.3)	35.9	(564.5)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(10.3)	—	(10.3)
Balances at September 30, 2015	$981.8	$(87.2)	$72.6	$(1,116.4)	$(375.2)	$(524.4)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance at January 1, 2014	$247.2
Net income attributable to redeemable noncontrolling interest	8.3
Contributions from redeemable noncontrolling interest	0.1
Distributions to redeemable noncontrolling interest	(14.4)
Purchase of subsidiary shares from redeemable noncontrolling interest (1)	(216.8)
Change in redemption value of redeemable noncontrolling interest	33.2
Foreign currency translation adjustment	(1.5)
Balance at September 30, 2014	$56.1

Balance at January 1, 2015	$58.0
Net income attributable to redeemable noncontrolling interest	1.5
Contributions from redeemable noncontrolling interest	49.3
Distributions to redeemable noncontrolling interest	(10.7)
Purchase of subsidiary shares from redeemable noncontrolling interest	(6.0)
Change in redemption value of redeemable noncontrolling interest	3.6
Foreign currency translation adjustment	(17.7)
Balance at September 30, 2015	$78.0

(1)         During the third quarter of 2014, we increased our ownership stake in Columbus Circle Investors.

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

September 30, 2015

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of September 30, 2015, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

September 30, 2015

(Unaudited)

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

The fair value of seed money and other investment funds is determined using the NAV of the fund. The NAV of the fund represents the price at which we feel we would be able to initiate a transaction. Seed money investments in mutual funds for which the NAV represents a quoted price in an active market for identical assets are reflected in Level 1. Seed money investments in mutual funds that do not have a quoted price in an active market and other investment funds, which are relatively illiquid due to restrictions on sale, are reflected in Level 2.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2015
	Assets/
	(liabilities)	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,543.6	$895.7	$647.9	$—
Non-U.S. governments	787.7	2.8	736.0	48.9
States and political subdivisions	4,455.7	—	4,455.7	—
Corporate	31,278.7	38.6	31,003.3	236.8
Residential mortgage-backed securities	2,680.2	—	2,680.2	—
Commercial mortgage-backed securities	3,861.2	—	3,845.9	15.3
Collateralized debt obligations	633.0	—	569.8	63.2
Other debt obligations	4,540.5	—	4,527.0	13.5
Total fixed maturities, available-for-sale	49,780.6	937.1	48,465.8	377.7
Fixed maturities, trading	710.2	101.7	469.5	139.0
Equity securities, available-for-sale	465.3	105.8	355.4	4.1
Equity securities, trading	869.1	101.8	767.3	—
Derivative assets (1)	821.3	—	768.8	52.5
Other investments (2)	425.4	177.8	216.1	31.5
Cash equivalents (3)	1,153.6	—	1,153.6	—
Sub-total excluding separate account assets	54,225.5	1,424.2	52,196.5	604.8

Separate account assets	134,045.8	69,860.6	57,449.1	6,736.1
Total assets	$188,271.3	$71,284.8	$109,645.6	$7,340.9

Liabilities
Investment-type insurance contracts (4)	$(210.3)	$—	$—	$(210.3)
Derivative liabilities (1)	(816.9)	—	(771.2)	(45.7)
Other liabilities (4)	(301.4)	—	(236.7)	(64.7)
Total liabilities	$(1,328.6)	$—	$(1,007.9)	$(320.7)

Net assets	$186,942.7	$71,284.8	$108,637.7	$7,020.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

	December 31, 2014
	Assets/
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

September 30, 2015

(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the three months ended September 30, 2015
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	June 30,	net income	comprehensive	settlements	into	out of	September 30,	positions still
	2015	(1)	income	(4)	Level 3	Level 3	2015	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$45.6	$(0.1)	$0.3	$3.1	$—	$—	$48.9	$(0.1)
Corporate	227.0	(0.1)	(2.4)	3.4	15.0	(6.1)	236.8	(0.1)
Commercial mortgage-backed securities	—	—	0.1	15.2	—	—	15.3	—
Collateralized debt obligations	63.3	0.1	—	(0.2)	—	—	63.2	—
Other debt obligations	41.4	—	0.9	5.2	—	(34.0)	13.5	—
Total fixed maturities, available-for-sale	377.3	(0.1)	(1.1)	26.7	15.0	(40.1)	377.7	(0.2)
Fixed maturities, trading	139.8	(0.8)	—	—	—	—	139.0	(0.8)
Equity securities, available-for-sale	4.1	—	—	—	—	—	4.1	—
Derivative assets	45.1	7.4	—	—	—	—	52.5	7.4
Other investments	29.7	0.5	—	1.3	—	—	31.5	0.5
Separate account assets (2)	6,406.0	344.4	—	(14.3)	0.1	(0.1)	6,736.1	267.5

Liabilities
Investment-type insurance contracts	(117.0)	(98.1)	—	4.8	—	—	(210.3)	(98.9)
Derivative liabilities	(37.0)	(9.1)	0.4	—	—	—	(45.7)	(9.5)
Other liabilities (3)	(67.5)	2.8	—	—	—	—	(64.7)	2.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

	For the three months ended September 30, 2014
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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

	For the nine months ended September 30, 2015
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	September 30,	positions still
	2014	(1)	income	(4)	Level 3	Level 3	2015	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$38.7	$(0.2)	$0.4	$10.0	$—	$—	$48.9	$(0.2)
Corporate	245.6	(0.2)	(3.3)	27.1	41.2	(73.6)	236.8	(0.2)
Commercial mortgage-backed securities	—	—	0.1	15.2	—	—	15.3	—
Collateralized debt obligations	64.2	0.1	(0.1)	(1.0)	—	—	63.2	—
Other debt obligations	63.7	—	0.8	7.3	—	(58.3)	13.5	—
Total fixed maturities, available-for-sale	412.2	(0.3)	(2.1)	58.6	41.2	(131.9)	377.7	(0.4)
Fixed maturities, trading	139.7	(0.6)	—	(0.1)	—	—	139.0	(0.7)
Equity securities, available-for-sale	4.1	—	—	—	—	—	4.1	—
Derivative assets	53.7	(3.6)	—	2.4	—	—	52.5	(3.4)
Other investments	127.2	4.5	—	(65.2)	—	(35.0)	31.5	4.5
Separate account assets (2)	5,891.4	799.3	—	45.4	0.2	(0.2)	6,736.1	705.2

Liabilities
Investment-type insurance contracts	(176.4)	(40.5)	—	6.6	—	—	(210.3)	(43.8)
Derivative liabilities	(35.5)	(12.0)	1.6	0.2	—	—	(45.7)	(12.6)
Other liabilities (3)	(66.3)	1.6	—	—	—	—	(64.7)	1.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

	For the nine months ended September 30, 2014
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

(4)    Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

	For the three months ended September 30, 2015
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$3.4	$—	$—	$(0.3)	$3.1
Corporate	5.5	—	—	(2.1)	3.4
Commercial mortgage-backed securities	15.2	—	—	—	15.2
Collateralized debt obligations	—	—	—	(0.2)	(0.2)
Other debt obligations	6.4	—	—	(1.2)	5.2
Total fixed maturities, available-for-sale	30.5	—	—	(3.8)	26.7
Other investments	1.3	—	—	—	1.3
Separate account assets (5)	69.6	(29.7)	(54.7)	0.5	(14.3)

Liabilities
Investment-type insurance contracts	—	—	3.7	1.1	4.8

	For the three months ended September 30, 2014
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$2.2	$—	$—	$(0.3)	$1.9
Corporate	46.5	(5.5)	—	(0.3)	40.7
Commercial mortgage-backed securities	—	—	—	0.2	0.2
Collateralized debt obligations	9.7	—	—	(0.2)	9.5
Other debt obligations	—	—	—	(1.4)	(1.4)
Total fixed maturities, available-for-sale	58.4	(5.5)	—	(2.0)	50.9
Fixed maturities, trading	—	(10.0)	—	(14.0)	(24.0)
Derivative assets	9.8	—	—	—	9.8
Other investments	—	—	—	(14.1)	(14.1)
Separate account assets (5)	228.5	(127.3)	(196.5)	174.3	79.0

Liabilities
Investment-type insurance contracts	—	—	4.2	2.1	6.3
Derivative liabilities	(0.6)	1.4	—	—	0.8
Other liabilities	—	9.0	—	—	9.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

	For the nine months ended September 30, 2015
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$10.9	$—	$—	$(0.9)	$10.0
Corporate	47.1	(5.7)	—	(14.3)	27.1
Commercial mortgage-backed securities	15.2	—	—	—	15.2
Collateralized debt obligations	—	—	—	(1.0)	(1.0)
Other debt obligations	16.5	—	—	(9.2)	7.3
Total fixed maturities, available-for-sale	89.7	(5.7)	—	(25.4)	58.6
Fixed maturities, trading	—	(0.2)	—	0.1	(0.1)
Derivative assets	2.5	(0.1)	—	—	2.4
Other investments	2.5	(67.7)	—	—	(65.2)
Separate account assets (5)	430.6	(189.1)	(200.5)	4.4	45.4

Liabilities
Investment-type insurance contracts	—	—	1.4	5.2	6.6
Derivative liabilities	—	0.2	—	—	0.2

	For the nine months ended September 30, 2014
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$5.8	$(10.8)	$—	$(0.9)	$(5.9)
States and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	64.5	(39.2)	—	(4.3)	21.0
Commercial mortgage-backed securities	—	—	—	(0.2)	(0.2)
Collateralized debt obligations	61.3	—	—	(14.9)	46.4
Other debt obligations	—	—	—	(9.8)	(9.8)
Total fixed maturities, available-for-sale	131.6	(50.0)	—	(30.2)	51.4
Fixed maturities, trading	—	(10.0)	—	(30.1)	(40.1)
Derivative assets	9.9	—	—	—	9.9
Other investments	0.2	—	—	(25.4)	(25.2)
Separate account assets (5)	467.2	(257.5)	(290.1)	241.7	161.3

Liabilities
Investment-type insurance contracts	—	—	18.7	4.0	22.7
Derivative liabilities	(0.8)	1.4	—	—	0.6
Other liabilities	—	9.0	—	—	9.0

(5)         Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels are summarized below.

	For the three months ended September 30, 2015
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$15.0	$—	$6.1
Other debt obligations	—	—	—	—	—	34.0
Total fixed maturities, available-for-sale	—	—	—	15.0	—	40.1
Other investments	—	—	141.4	—	—	—
Separate account assets	24.6	—	1.2	0.1	—	0.1

	For the three months ended September 30, 2014
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$15.7	$—	$—
Commercial mortgage-backed securities	—	—	—	0.7	—	1.4
Collateralized debt obligations	—	—	—	—	—	16.5
Total fixed maturities, available-for-sale	—	—	—	16.4	—	17.9
Separate account assets	2.1	—	17.5	2.3	—	4.2

	For the nine months September 30, 2015
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$41.2	$—	$73.6
Other debt obligations	—	—	—	—	—	58.3
Total fixed maturities, available-for-sale	—	—	—	41.2	—	131.9
Other investments	—	—	141.4	—	—	35.0
Separate account assets	26.6	—	8.0	0.2	—	0.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

	For the nine months September 30, 2014
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$46.6	$—	$6.1
Commercial mortgage-backed securities	—	—	—	6.8	—	2.5
Collateralized debt obligations	—	—	—	—	—	24.0
Other debt obligations	—	—	—	—	—	29.7
Total fixed maturities, available-for-sale	—	—	—	53.4	—	62.3
Equity securities, available-for-sale	—	—	—	0.2	—	—
Separate account assets	17.5	—	71.3	4.4	—	11.7

Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

Assets transferred from Level 2 into Level 1 for the three and nine months ended September 30, 2015, primarily included assets valued using a NAV with a quoted price in an active market for identical assets as a result of additional analysis to clarify the source of the quoted price.

Assets transferred into Level 3 during the three and nine months ended September 30, 2015 and 2014, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three and nine months ended September 30, 2015 and 2014, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information. In addition, for the nine months ended September 30, 2015, assets transferred out of Level 3 included assets valued using the measurement alternative for CCFEs for which the corresponding liabilities have the more observable fair value and are reflected in Level 2.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

	As of September 30, 2015
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$9.4	Discounted cash flow	Discount rate (1)	1.7%	1.7%
			Illiquidity premium	50 basis points ("bps")	50	bps
Corporate	42.0	Discounted cash flow	Discount rate (1)	1.6%-7.6%	4.8%
			Comparability adjustment	0bps-14bps	3	bps
			Illiquidity premium	0bps-60bps	34	bps
Commercial mortgage-backed securities	15.3	Discounted cash flow	Discount rate (1)	3.7%-4.9%	4.3%
Collateralized debt obligations	3.1	Discounted cash flow	Discount rate (1)	12.1%	12.1%
			Probability of default	100.0%	100.0%
			Potential loss severity	67.0%	67.0%
Other debt obligations	7.8	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	750bps	750	bps
Fixed maturities, trading	14.2	Discounted cash flow	Discount rate (1)	2.1%-16.0%	6.4%
			Illiquidity premium	200bps-800bps	430	bps
Other investments	31.5	Discounted cash flow - equity method real estate investments	Discount rate (1)	7.9%	7.9%
			Terminal capitalization rate	6.8%	6.8%
			Average market rent growth rate	3.3%	3.3%
		Discounted cash flow - equity method real estate investments - debt	Loan to value	54.9%	54.9%
			Credit spread rate	2.3%	2.3%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

	As of September 30, 2015
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of		Weighted
	fair value	technique(s)	input description	inputs		average
	(in millions)
Separate account assets	6,616.4	Discounted cash flow - mortgage loans	Discount rate (1)	1.1%-7.1%		3.3%
			Illiquidity premium	0bps-60bps		7	bps
			Credit spread rate	85bps-665bps		226	bps
		Discounted cash flow - real estate	Discount rate (1)	5.6%-38.1%		7.3%
			Terminal capitalization rate	4.3%-9.5%		6.2%
			Average market rent growth rate	0%-4.4%		3.1%
		Discounted cash flow - real estate debt	Loan to value	15.3%-65.2%		45.8%
			Credit spread rate	1.6%-4.3%		2.3%
Liabilities
Investment-type insurance contracts	(210.3)	Discounted cash flow	Long duration interest rate	2.4%-2.5%	(3)
			Long-term equity market volatility	14.9%-44.9%
			Non-performance risk	0.5%-1.9%
			Utilization rate	See note	(4)
			Lapse rate	0.5%-14.1%
			Mortality rate	See note	(5)

	December 31, 2014
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$10.3	Discounted cash flow	Discount rate (1)	2.2%	2.2%
			Illiquidity premium	50 bps	50	bps
Corporate	83.0	Discounted cash flow	Discount rate (1)	1.8%-6.7%	4.0%
			Comparability adjustment	0bps-1bps	0	bps
			Illiquidity premium	0bps-25bps	13	bps

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

September 30, 2015

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the nine months ended September 30, 2015, certain mortgage loans had been marked to fair value of $13.9 million. The net impact of write-downs of loans reclassified to held-for-sale, impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $1.5 million and $3.3 million for the three and nine months ended September 30, 2015, respectively, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

During our annual testing process for impairment of goodwill and other intangible assets in the third quarter of 2015, identified intangibles that originated from the acquisition of our mutual fund company in Brazil were deemed to be impaired, and were marked to fair value of zero. These impairments were driven by the current macroeconomic and market conditions in Brazil, including higher discount rates and change in the mix of business. The fair value calculation for intangibles is a Level 3 fair value measurement, as the fair value is determined by calculating the present value of future cash flows that are expected to emerge from the identified intangibles. The net impact of impairments of identified intangibles resulted in a loss of $23.0 million that was recorded in operating expenses.

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

Discount rate = 8.8% -11.0%

Terminal capitalization rate = 7.3% - 9.0%

Average market rent growth = 2.5% - 10.9%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $25.1 million and $23.6 million as of September 30, 2015, and $35.0 million and $32.4 million as of December 31, 2014, respectively. The change in fair value of the loans resulted in a $1.0 million and $(0.2) million pre-tax gain (loss) for the three months ended September 30, 2015 and 2014, respectively, and a $1.1 million and $0.8 million pre-tax loss for the nine months ended September 30, 2015 and 2014, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $0.7 million and $3.2 million for the three months ended September 30, 2015 and 2014, respectively, and $2.2 million and $5.4 million for the nine months ended September 30, 2015 and 2014, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $64.7 million and $124.0 million as of September 30, 2015, and $71.0 million and $132.8 million as of December 31, 2014, respectively. For the three months ended September 30, 2015 and 2014, the change in fair value of the obligations resulted in a pre-tax gain of $1.5 million and $10.4 million, which includes a pre-tax gain of $2.8 million and $8.9 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. For the nine months ended September 30, 2015 and 2014, the change in fair value of the obligations resulted in a pre-tax gain of $1.3 million and $4.7 million, which includes a pre-tax gain of $1.5 million and $2.9 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $0.4 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively, and $0.8 million and $3.8 million for the nine months ended September 30, 2015 and 2014, respectively.

We invest in real estate ventures for the purpose of earning investment returns and for capital appreciation. We elected the fair value option for certain ventures that are subject to the equity method of accounting because the nature of the investments are to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties. These investments are reported with other investments in the consolidated statements of financial position. The changes in fair value are reported in net investment income on the consolidated statements of operations. The fair value of the equity method investments for which the fair value option has been elected was $31.5 million and $92.2 million as of September 30, 2015 and December 31, 2014, respectively. The decrease from December 31, 2014, is due to a real estate disposal during the first quarter of 2015. The change in fair value of the investments resulted in a $0.5 million and $4.0 million pre-tax gain for the three months ended September 30, 2015 and 2014, respectively, and $4.5 million and $7.6 million pre-tax gain for the nine months ended September 30, 2015 and 2014, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	September 30, 2015
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$12,232.1	$12,752.8	$—	$—	$12,752.8
Policy loans	822.8	1,049.0	—	—	1,049.0
Other investments	238.2	251.2	—	170.8	80.4
Cash and cash equivalents	1,360.6	1,360.6	1,360.6	—	—
Investment-type insurance contracts	(28,483.4)	(28,281.9)	—	(4,733.5)	(23,548.4)
Short-term debt	(221.6)	(221.6)	—	(221.6)	—
Long-term debt	(3,286.1)	(3,431.0)	—	(3,392.7)	(38.2)
Separate account liabilities	(122,714.6)	(121,486.1)	—	—	(121,486.1)
Bank deposits	(2,004.6)	(2,008.7)	(1,388.3)	(620.4)	—
Cash collateral payable	(267.5)	(267.5)	(267.5)	—	—

	December 31, 2014
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,811.6	$12,350.2	$—	$—	$12,350.2
Policy loans	829.2	1,083.2	—	—	1,083.2
Other investments	211.2	211.6	—	183.7	27.9
Cash and cash equivalents	822.2	822.2	822.2	—	—
Investment-type insurance contracts	(28,256.3)	(28,322.7)	—	(5,455.4)	(22,867.3)
Short-term debt	(28.0)	(28.0)	—	(28.0)	—
Long-term debt	(2,531.2)	(2,786.1)	—	(2,703.8)	(82.3)
Separate account liabilities	(128,480.5)	(127,131.0)	—	—	(127,131.0)
Bank deposits	(1,979.7)	(1,985.5)	(1,343.8)	(641.7)	—
Cash collateral payable	(148.3)	(148.3)	(148.3)	—	—

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

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
September 30, 2015
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

Management uses segment operating earnings in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized capital gains (losses), as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized capital gains (losses), as adjusted, are net of income taxes, related changes in the amortization pattern of DAC and related actuarial balances, recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and services, amortization of hedge accounting book value adjustments for certain discontinued hedges, net realized capital gains and losses distributed, noncontrolling interest capital gains and losses, certain adjustments related to seed money and certain market value adjustments to fee revenues. Net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on derivative instruments not designated as hedging instruments and exclude certain market value adjustments of embedded derivatives and realized capital gains (losses) associated with our exited group medical insurance business. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on derivatives not designated as hedging instruments), including their impact on recognition of front-end fee revenues, certain market value adjustments to fee revenues and amortization of hedge accounting book value adjustments for certain discontinued hedges, certain adjustments related to seed money and revenue from our exited group medical insurance business. Segment operating revenues include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2015
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

The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	September 30, 2015	December 31, 2014
	(in millions)
Assets:
Retirement and Investor Services	$137,404.4	$138,549.4
Principal Global Investors	1,149.9	1,175.1
Principal International	50,458.0	53,531.8
U.S. Insurance Solutions	22,180.7	21,554.5
Corporate	4,172.4	4,276.2
Total consolidated assets	$215,365.4	$219,087.0

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues by segment:
Retirement and Investor Services	$1,957.5	$1,324.7	$5,385.5	$3,851.0
Principal Global Investors	182.8	173.6	557.8	517.9
Principal International	311.2	294.5	862.4	952.2
U.S. Insurance Solutions	853.2	821.0	2,572.7	2,436.8
Corporate	(69.0)	(61.1)	(191.3)	(163.3)
Total segment operating revenues	3,235.7	2,552.7	9,187.1	7,594.6
Net realized capital gains (losses), net of related revenue adjustments	4.8	(68.2)	(90.9)	(25.0)
Other income on a tax indemnification	—	—	60.2	—
Exited group medical insurance business	0.4	(0.2)	1.0	—
Total revenues per consolidated statements of operations	$3,240.9	$2,484.3	$9,157.4	$7,569.6
Operating earnings (loss) by segment, net of related income taxes:
Retirement and Investor Services	$163.3	$204.3	$590.9	$632.9
Principal Global Investors	30.4	25.3	92.6	79.6
Principal International	45.8	73.8	165.0	205.1
U.S. Insurance Solutions	114.5	83.3	228.4	175.7
Corporate	(37.0)	(33.0)	(109.6)	(99.4)
Total segment operating earnings, net of related income taxes	317.0	353.7	967.3	993.9
Net realized capital losses, as adjusted (1)	(16.5)	(55.2)	(86.2)	(47.3)
Other after-tax adjustments (2)	(0.1)	(57.8)	74.6	(105.9)
Net income available to common stockholders per consolidated statements of operations	$300.4	$240.7	$955.7	$840.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2015
(Unaudited)

(1)   Net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$38.4	$(46.4)	$(10.0)	$41.0
Certain derivative and hedging-related adjustments	(34.2)	(21.9)	(80.3)	(66.4)
Certain market value adjustments to fee revenues	—	—	(1.1)	—
Certain adjustments related to seed money	0.5	—	0.5	—
Recognition of front-end fee (revenue) expense	0.1	0.1	—	0.4
Net realized capital gains (losses), net of related revenue adjustments	4.8	(68.2)	(90.9)	(25.0)
Amortization of deferred acquisition costs and other actuarial balances	(28.6)	(3.6)	(28.4)	(26.8)
Capital (gains) losses distributed	12.9	(8.8)	14.8	(18.1)
Certain market value adjustments of embedded derivatives	(1.1)	5.7	(2.0)	6.0
Net realized capital losses associated with exited group medical insurance business	0.1	—	0.1	—
Noncontrolling interest capital gains	(3.7)	(0.1)	(5.7)	(0.2)
Income tax effect	(0.9)	19.8	25.9	16.8
Net realized capital losses, as adjusted	$(16.5)	$(55.2)	$(86.2)	$(47.3)

(2)         For the three months ended September 30, 2015, other after-tax adjustments included the negative effect of losses associated with our exited group medical insurance business that did not qualify for discontinued operations accounting treatment under U.S. GAAP.

For the three months ended September 30, 2014, other after-tax adjustments included the negative effect of an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile ($58.1 million) and the positive effect of gains associated with our exited group medical insurance business that did not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.3 million).

For the nine months ended September 30, 2015, other after-tax adjustments included the positive effect of a change in deferred tax balances related to the merger of two of our Chilean legal entities ($105.2 million) and the negative effect of: (1) the impact of a court ruling on some uncertain tax positions ($30.3 million) and (2) losses associated with our exited group medical insurance business that did not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.3 million).

For the nine months ended September 30, 2014, other after-tax adjustments included the negative effect of: (a) an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile ($58.1 million); (b) the impact of a court ruling on some uncertain tax positions ($47.5 million) and (c) losses associated with our exited group medical insurance business that did not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.3 million).

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2015
(Unaudited)

The following table summarizes operating revenues for our products and services:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Retirement and Investor Services:
Full service accumulation	$383.0	$392.1	$1,153.8	$1,170.0
Principal Funds	231.8	219.7	699.9	638.2
Individual annuities	476.7	335.6	1,524.0	1,082.9
Bank and trust services	19.9	21.9	64.2	63.7
Eliminations	(36.9)	(38.8)	(115.0)	(116.3)
Total Accumulation	1,074.5	930.5	3,326.9	2,838.5
Investment only	63.8	73.4	199.9	234.5
Full service payout	819.2	320.8	1,858.7	778.0
Total Guaranteed	883.0	394.2	2,058.6	1,012.5
Total Retirement and Investor Services	1,957.5	1,324.7	5,385.5	3,851.0
Principal Global Investors (1)	182.8	173.6	557.8	517.9
Principal International	311.2	294.5	862.4	952.2
U.S. Insurance Solutions:
Individual life insurance	389.6	382.7	1,178.2	1,148.5
Specialty benefits insurance	463.6	438.3	1,394.6	1,288.4
Eliminations	—	—	(0.1)	(0.1)
Total U.S. Insurance Solutions	853.2	821.0	2,572.7	2,436.8
Corporate	(69.0)	(61.1)	(191.3)	(163.3)
Total operating revenues	$3,235.7	$2,552.7	$9,187.1	$7,594.6
Total operating revenues	$3,235.7	$2,552.7	$9,187.1	$7,594.6
Net realized capital gains (losses), net of related revenue adjustments	4.8	(68.2)	(90.9)	(25.0)
Other income on a tax indemnification	—	—	60.2	—
Exited group medical insurance business	0.4	(0.2)	1.0	—
Total revenues per consolidated statements of operations	$3,240.9	$2,484.3	$9,157.4	$7,569.6

(1)   Reflects inter-segment revenues of $76.1 million and $71.0 million for the three months ended September 30, 2015 and 2014, respectively, and $237.7 million and $214.4 million for the nine months ended September 30, 2015 and 2014, respectively.

12.  Stock-Based Compensation Plans

As of September 30, 2015, we have the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Long-Term Performance Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of September 30, 2015, the maximum number of new shares of common stock that were available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 12.0 million.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2015
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the nine months ended September 30,
	2015	2014
	(in millions)
Compensation cost	$52.5	$50.3
Related income tax benefit	17.0	16.4
Capitalized as part of an asset	1.7	1.9

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 0.6 million for the nine months ended September 30, 2015. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the nine months ended
September 30, 2015
Expected volatility	52.2%
Expected term (in years)	6.5
Risk-free interest rate	1.8%
Expected dividend yield	2.81%
Weighted average estimated fair value per common share	$20.43

As of September 30, 2015, we had $5.5 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.4 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the nine months ended September 30, 2015. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $51.33 per common share.

As of September 30, 2015, we had $9.6 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.6 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2015 Directors Stock Plan. Total restricted stock units granted were 0.9 million for the nine months ended September 30, 2015. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $51.35 per common share.

As of September 30, 2015, we had $54.6 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2015
(Unaudited)

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.3 million shares for the nine months ended September 30, 2015. The weighted average fair value of the discount on the stock purchased was $7.69 per share.

As of September 30, 2015, a total of 4.4 million of new shares are available to be made issuable by us for this plan.

13. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Net income	$300.9	$252.8	$994.9	$896.1
Subtract:
Net income attributable to noncontrolling interest	0.5	3.9	14.5	30.7
Preferred stock dividends	—	8.2	16.5	24.7
Excess of redemption value over carrying value of preferred shares redeemed	—	—	8.2	—
Adjustments to redemption amounts of redeemable noncontrolling interests	—	10.3	—	19.7
Total	$300.4	$230.4	$955.7	$821.0
Weighted-average shares outstanding:
Basic	295.0	294.2	295.0	294.9
Dilutive effects:
Stock options	1.6	1.8	1.6	1.7
Restricted stock units	1.6	1.8	1.6	1.7
Performance share awards	0.3	0.4	0.3	0.4
Diluted	298.5	298.2	298.5	298.7
Net income per common share:
Basic	$1.02	$0.78	$3.24	$2.78
Diluted	$1.01	$0.77	$3.20	$2.75

The calculation of diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2015
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of September 30, 2015 and December 31, 2014, and for the nine months ended September 30, 2015 and 2014.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2015
(Unaudited)

Condensed Consolidating Statements of Financial Position

September 30, 2015

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,723.9	$6,433.3	$(376.6)	$49,780.6
Fixed maturities, trading	—	358.7	351.5	—	710.2
Equity securities, available-for-sale	—	101.5	363.8	—	465.3
Equity securities, trading	—	0.3	868.8	—	869.1
Mortgage loans	—	11,527.0	1,174.3	(469.2)	12,232.1
Real estate	—	6.4	1,408.6	—	1,415.0
Policy loans	—	792.7	30.1	—	822.8
Investment in unconsolidated entities	12,494.0	2,701.4	5,957.4	(20,562.4)	590.4
Other investments	9.7	3,827.7	1,573.9	(2,731.3)	2,680.0
Cash and cash equivalents	578.1	928.6	1,420.0	(412.5)	2,514.2
Accrued investment income	—	500.3	68.2	(1.7)	566.8
Premiums due and other receivables	—	1,455.3	2,390.3	(2,444.0)	1,401.6
Deferred acquisition costs	—	2,925.9	219.1	—	3,145.0
Property and equipment	—	530.6	81.0	—	611.6
Goodwill	—	54.3	950.9	—	1,005.2
Other intangibles	—	24.9	1,374.0	—	1,398.9
Separate account assets	—	92,088.8	41,957.0	—	134,045.8
Other assets	452.7	913.8	3,093.7	(3,349.4)	1,110.8
Total assets	$13,534.5	$162,462.1	$69,715.9	$(30,347.1)	$215,365.4
Liabilities
Contractholder funds	$—	$32,593.0	$2,838.1	$(315.9)	$35,115.2
Future policy benefits and claims	—	21,564.0	4,461.2	(503.5)	25,521.7
Other policyholder funds	—	737.9	82.6	(1.0)	819.5
Short-term debt	—	—	221.6	—	221.6
Long-term debt	3,247.9	—	489.9	(451.7)	3,286.1
Income taxes currently payable	—	10.1	117.2	(110.6)	16.7
Deferred income taxes	—	465.9	1,030.2	(617.3)	878.8
Separate account liabilities	—	92,088.8	41,957.0	—	134,045.8
Other liabilities	666.3	6,480.9	5,958.8	(7,409.8)	5,696.2
Total liabilities	3,914.2	153,940.6	57,156.6	(9,409.8)	205,601.6

Redeemable noncontrolling interest	—	—	78.0	—	78.0
Stockholders’ equity
Common stock	4.7	2.5	—	(2.5)	4.7
Additional paid-in capital	9,524.2	5,322.2	8,984.8	(14,307.0)	9,524.2
Retained earnings	6,734.7	2,289.7	3,504.1	(5,793.8)	6,734.7
Accumulated other comprehensive income (loss)	(524.4)	907.1	(77.8)	(829.3)	(524.4)
Treasury stock, at cost	(6,118.9)	—	—	—	(6,118.9)
Total stockholders’ equity attributable to PFG	9,620.3	8,521.5	12,411.1	(20,932.6)	9,620.3
Noncontrolling interest	—	—	70.2	(4.7)	65.5
Total stockholders’ equity	9,620.3	8,521.5	12,481.3	(20,937.3)	9,685.8
Total liabilities and stockholders’ equity	$13,534.5	$162,462.1	$69,715.9	$(30,347.1)	$215,365.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2015
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2015
(Unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2015

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,885.3	$270.6	$—	$4,155.9
Fees and other revenues	—	1,522.0	1,523.9	(301.7)	2,744.2
Net investment income	1.3	1,606.8	1,212.0	(552.8)	2,267.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	50.4	(39.3)	—	11.1
Net other-than-temporary impairment recoveries on available-for-sale securities	—	6.9	—	—	6.9
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(27.9)	(0.1)	—	(28.0)
Net impairment losses on available-for-sale securities	—	(21.0)	(0.1)	—	(21.1)
Net realized capital gains (losses)	—	29.4	(39.4)	—	(10.0)
Total revenues	1.3	7,043.5	2,967.1	(854.5)	9,157.4
Expenses
Benefits, claims and settlement expenses	—	4,685.3	483.8	(8.6)	5,160.5
Dividends to policyholders	—	123.5	—	—	123.5
Operating expenses	128.5	1,658.7	1,216.9	(252.5)	2,751.6
Total expenses	128.5	6,467.5	1,700.7	(261.1)	8,035.6

Income (loss) before income taxes	(127.2)	576.0	1,266.4	(593.4)	1,121.8
Income taxes (benefits)	(52.5)	106.0	74.4	(1.0)	126.9
Equity in the net income (loss) of subsidiaries	1,055.1	262.6	(127.5)	(1,190.2)	—
Net income	980.4	732.6	1,064.5	(1,782.6)	994.9
Net income attributable to noncontrolling interest	—	—	14.5	—	14.5
Net income attributable to PFG	980.4	732.6	1,050.0	(1,782.6)	980.4
Preferred stock dividends	16.5	—	—	—	16.5
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	—	—	8.2
Net income available to common stockholders	$955.7	$732.6	$1,050.0	$(1,782.6)	$955.7

Net income	$980.4	$732.6	$1,064.5	$(1,782.6)	$994.9
Other comprehensive loss	(633.8)	(181.1)	(606.7)	838.1	(583.5)
Comprehensive income	$346.6	$551.5	$457.8	$(944.5)	$411.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2015

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(40.4)	$3,038.3	$316.7	$8.4	$3,323.0
Investing activities
Available-for-sale securities:
Purchases	—	(6,241.4)	(811.3)	0.1	(7,052.6)
Sales	—	834.3	576.5	—	1,410.8
Maturities	—	4,436.6	583.9	—	5,020.5
Mortgage loans acquired or originated	—	(1,573.8)	(246.5)	162.3	(1,658.0)
Mortgage loans sold or repaid	—	1,011.2	205.1	(41.0)	1,175.3
Real estate acquired	—	(0.3)	(255.5)	—	(255.8)
Net purchases of property and equipment	—	(77.7)	(18.6)	—	(96.3)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(293.7)	—	(293.7)
Dividends and returns of capital received from (contributed to) unconsolidated entities	425.5	(1.5)	225.6	(649.6)	—
Net change in other investments	1.5	169.7	(167.1)	(21.1)	(17.0)
Net cash provided by (used in) investing activities	427.0	(1,442.9)	(201.6)	(549.3)	(1,766.8)
Financing activities
Issuance of common stock	71.5	—	—	—	71.5
Acquisition of treasury stock	(188.2)	—	—	—	(188.2)
Proceeds from financing element derivatives	—	0.2	—	—	0.2
Payments for financing element derivatives	—	(60.9)	—	—	(60.9)
Excess tax benefits from share-based payment arrangements	0.7	5.5	9.0	—	15.2
Purchase of subsidiary shares from noncontrolling interest	—	—	(23.1)	0.6	(22.5)
Sale of subsidiary shares to noncontrolling interest	—	—	0.6	(0.6)	—
Dividends to common stockholders	(330.2)	—	—	—	(330.2)
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Preferred stock redemption	(550.0)	—	—	—	(550.0)
Issuance of long-term debt	791.8	—	167.2	(158.6)	800.4
Principal repayments of long-term debt	—	—	(94.8)	42.2	(52.6)
Net proceeds from short-term borrowings	—	—	197.2	—	197.2
Dividends and capital paid to parent	—	(225.6)	(424.0)	649.6	—
Investment contract deposits	—	3,988.0	202.3	—	4,190.3
Investment contract withdrawals	—	(4,966.3)	(8.0)	—	(4,974.3)
Net increase in banking operation deposits	—	—	24.9	—	24.9
Other	—	(10.4)	—	—	(10.4)
Net cash provided by (used in) financing activities	(220.9)	(1,269.5)	51.3	533.2	(905.9)
Net increase in cash and cash equivalents	165.7	325.9	166.4	(7.7)	650.3
Cash and cash equivalents at beginning of period	412.4	602.7	1,253.6	(404.8)	1,863.9
Cash and cash equivalents at end of period	$578.1	$928.6	$1,420.0	$(412.5)	$2,514.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

September 30, 2015

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of September 30, 2015 and December 31, 2014, and for the nine months ended September 30, 2015 and 2014.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Condensed Consolidating Statements of Financial Position

September 30, 2015

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,780.6	$—	$49,780.6
Fixed maturities, trading	—	—	710.2	—	710.2
Equity securities, available-for-sale	—	—	465.3	—	465.3
Equity securities, trading	—	4.2	864.9	—	869.1
Mortgage loans	—	—	12,232.1	—	12,232.1
Real estate	—	—	1,415.0	—	1,415.0
Policy loans	—	—	822.8	—	822.8
Investment in unconsolidated entities	12,494.0	12,498.9	546.2	(24,948.7)	590.4
Other investments	9.7	176.3	2,494.0	—	2,680.0
Cash and cash equivalents	578.1	577.2	2,450.0	(1,091.1)	2,514.2
Accrued investment income	—	0.1	566.7	—	566.8
Premiums due and other receivables	—	13.1	1,544.5	(156.0)	1,401.6
Deferred acquisition costs	—	—	3,145.0	—	3,145.0
Property and equipment	—	—	611.6	—	611.6
Goodwill	—	—	1,005.2	—	1,005.2
Other intangibles	—	—	1,398.9	—	1,398.9
Separate account assets	—	—	134,045.8	—	134,045.8
Other assets	452.7	232.1	1,091.8	(665.8)	1,110.8
Total assets	$13,534.5	$13,501.9	$215,190.6	$(26,861.6)	$215,365.4
Liabilities
Contractholder funds	$—	$—	$35,115.2	$—	$35,115.2
Future policy benefits and claims	—	—	25,521.7	—	25,521.7
Other policyholder funds	—	—	819.5	—	819.5
Short-term debt	—	—	367.4	(145.8)	221.6
Long-term debt	3,247.9	156.0	38.2	(156.0)	3,286.1
Income taxes currently payable	—	—	83.3	(66.6)	16.7
Deferred income taxes	—	1.0	1,471.5	(593.7)	878.8
Separate account liabilities	—	—	134,045.8	—	134,045.8
Other liabilities	666.3	933.8	5,002.7	(906.6)	5,696.2
Total liabilities	3,914.2	1,090.8	202,465.3	(1,868.7)	205,601.6

Redeemable noncontrolling interest	—	—	78.0	—	78.0

Stockholders’ equity
Common stock	4.7	—	17.8	(17.8)	4.7
Additional paid-in capital	9,524.2	8,984.8	9,847.5	(18,832.3)	9,524.2
Retained earnings	6,734.7	3,504.1	2,930.6	(6,434.7)	6,734.7
Accumulated other comprehensive loss	(524.4)	(77.8)	(212.1)	289.9	(524.4)
Treasury stock, at cost	(6,118.9)	—	(2.0)	2.0	(6,118.9)
Total stockholders’ equity attributable to PFG	9,620.3	12,411.1	12,581.8	(24,992.9)	9,620.3
Noncontrolling interest	—	—	65.5	—	65.5
Total stockholders’ equity	9,620.3	12,411.1	12,647.3	(24,992.9)	9,685.8
Total liabilities and stockholders’ equity	$13,534.5	$13,501.9	$215,190.6	$(26,861.6)	$215,365.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2015

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Revenues
Premiums and other considerations	$—	$—	$4,155.9	$—	$4,155.9
Fees and other revenues	—	0.2	2,744.7	(0.7)	2,744.2
Net investment income	1.3	—	2,258.6	7.4	2,267.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(4.1)	16.8	(1.6)	11.1
Net other-than-temporary impairment recoveries on available-for-sale securities	—	—	6.9	—	6.9
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(28.0)	—	(28.0)
Net impairment losses on available-for-sale securities	—	—	(21.1)	—	(21.1)
Net realized capital losses	—	(4.1)	(4.3)	(1.6)	(10.0)
Total revenues	1.3	(3.9)	9,154.9	5.1	9,157.4
Expenses
Benefits, claims and settlement expenses	—	—	5,160.5	—	5,160.5
Dividends to policyholders	—	—	123.5	—	123.5
Operating expenses	128.5	9.3	2,613.8	—	2,751.6
Total expenses	128.5	9.3	7,897.8	—	8,035.6

Income (loss) before income taxes	(127.2)	(13.2)	1,257.1	5.1	1,121.8
Income taxes (benefits)	(52.5)	0.2	179.2	—	126.9
Equity in the net income of subsidiaries	1,055.1	1,063.4	—	(2,118.5)	—
Net income	980.4	1,050.0	1,077.9	(2,113.4)	994.9
Net income attributable to noncontrolling interest	—	—	14.5	—	14.5
Net income attributable to PFG	980.4	1,050.0	1,063.4	(2,113.4)	980.4
Preferred stock dividends	16.5	—	—	—	16.5
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	—	—	8.2
Net income available to common stockholders	$955.7	$1,050.0	$1,063.4	$(2,113.4)	$955.7

Net income	$980.4	$1,050.0	$1,077.9	$(2,113.4)	$994.9
Other comprehensive loss	(633.8)	(621.7)	(700.7)	1,372.7	(583.5)
Comprehensive income	$346.6	$428.3	$377.2	$(740.7)	$411.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2015

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(40.4)	$185.2	$3,462.8	$(284.6)	$3,323.0
Investing activities
Available-for-sale securities:
Purchases	—	—	(7,052.6)	—	(7,052.6)
Sales	—	—	1,410.8	—	1,410.8
Maturities	—	—	5,020.5	—	5,020.5
Mortgage loans acquired or originated	—	—	(1,658.0)	—	(1,658.0)
Mortgage loans sold or repaid	—	—	1,175.3	—	1,175.3
Real estate acquired	—	—	(255.8)	—	(255.8)
Net purchases of property and equipment	—	—	(96.3)	—	(96.3)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(293.7)	—	(293.7)
Dividends and returns of capital received from unconsolidated entities	425.5	212.7	—	(638.2)	—
Net change in other investments	1.5	(458.4)	45.5	394.4	(17.0)
Net cash provided by (used in) investing activities	427.0	(245.7)	(1,704.3)	(243.8)	(1,766.8)
Financing activities
Issuance of common stock	71.5	—	—	—	71.5
Acquisition of treasury stock	(188.2)	—	—	—	(188.2)
Proceeds from financing element derivatives	—	—	0.2	—	0.2
Payments for financing element derivatives	—	—	(60.9)	—	(60.9)
Excess tax benefits from share-based payment arrangements	0.7	—	14.5	—	15.2
Purchase of subsidiary shares from noncontrolling interest	—	—	(22.5)	—	(22.5)
Dividends to common stockholders	(330.2)	—	—	—	(330.2)
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Preferred stock redemption	(550.0)	—	—	—	(550.0)
Issuance of long-term debt	791.8	156.0	50.9	(198.3)	800.4
Principal repayments of long-term debt	—	—	(94.9)	42.3	(52.6)
Net proceeds from short-term borrowings	—	—	188.4	8.8	197.2
Dividends and capital paid to parent	—	(425.5)	(212.7)	638.2	—
Investment contract deposits	—	—	4,190.3	—	4,190.3
Investment contract withdrawals	—	—	(4,974.3)	—	(4,974.3)
Net increase in banking operation deposits	—	—	24.9	—	24.9
Other	—	—	(10.4)	—	(10.4)
Net cash used in financing activities	(220.9)	(269.5)	(906.5)	491.0	(905.9)
Net increase (decrease) in cash and cash equivalents	165.7	(330.0)	852.0	(37.4)	650.3
Cash and cash equivalents at beginning of period	412.4	907.2	1,598.0	(1,053.7)	1,863.9
Cash and cash equivalents at end of period	$578.1	$577.2	$2,450.0	$(1,091.1)	$2,514.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of September 30, 2015, compared with December 31, 2014, and our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2014, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

•                  U.S. Insurance Solutions, which provides individual life insurance and specialty benefits insurance in the U.S. Our individual life insurance products include universal and variable universal life insurance and traditional life insurance. Our specialty benefits products include group dental and vision insurance, individual and group disability insurance, group life insurance and non-medical fee-for-service claims administration.

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

AXA MPF and ORSO Pension Business. On September 1, 2015, we finalized the purchase of AXA’s MPF and ORSO pension business in Hong Kong for $335.5 million. As part of the transaction, we entered into an exclusive 15-year distribution agreement with AXA to provide co-branded pension products through AXA’s extensive agency network in Hong Kong. We more than doubled the AUM in our Hong Kong pension business to $5.9 billion. AXA’s MPF and ORSO pension business is consolidated within our Principal International segment.

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

Other

Actuarial Assumption Updates. We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. During the third quarter of 2015, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that increased total company net income by $26.2 million for both the three and nine months ended September 30, 2015. The net positive segment operating earnings impact was $31.2 million, which was comprised of $49.9 million for our U.S. Insurance Solutions segment and $(18.7) million for our Retirement and Investor Services segment, for both the three and nine months ended September 30, 2015.

During the third quarter of 2014, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that increased total company net income by $45.3 million for both the three and nine months ended September 30, 2014. The net positive segment operating earnings impact was $40.7 million, which was comprised of $39.0 million for our U.S. Insurance Solutions segment and $1.7 million for our Retirement and Investor Services segment, for both the three and nine months ended September 30, 2014.

The individual life insurance actuarial assumption updates and model refinements had the most significant impact and affected several line items within the income statement. The following table presents the impact on the individual life insurance income statement line items for the three and nine months ended September 30, 2015 and 2014.

	For the three and nine months ended
	September 30,
	2015	2014
	(in millions)
Operating earnings	$42.0	$39.0
Fee revenues	(3.0)	3.1
Benefits, claims and settlement expenses	(43.5)	(131.6)
Operating expenses	(24.1)	74.7

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment operating earnings were negatively impacted $10.5 million and $33.2 million for the three and nine months ended September 30, 2015, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 12, Stock-Based Compensation Plans.”

Employee and Agent Benefits Expense

The 2015 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $123.3 million pre-tax, which is a $38.3 million increase from the 2014 pre-tax pension expense of $85.0 million. This increase is due to a decrease in the discount rate from 4.90% for 2014 to 4.00% for 2015 and a change in the mortality assumption. Offsetting these increases were a better than expected asset return in 2014 and an increase in the expected long-term return on plan assets to 7.20% for 2015 from 6.75% used in 2014. Pre-tax pension expense of $30.8 million and $92.5 million was reflected in the determination of net income for the three and nine months ended September 30, 2015, respectively.

The 2015 annual other postemployment benefit (“OPEB”) plan expense (income) for employees and certain agents is expected to be $(44.7) million pre-tax, which is a $3.6 million decrease from the 2014 pre-tax OPEB income of $(48.3) million. The weighted average expected long-term return on plan assets used to develop the expense (income) in 2015 was 5.36% which was based on weighted average expected long-term asset returns for the medical, life and long-term care plan. The discount rate used to develop the 2015 expense (income) decreased to 4.00%, down from 4.90% used in 2014. The mortality table was changed for the calculation of the OPEB liabilities as well, but it had little impact. Pre-tax expense (income) of $(11.3) million and $(33.6) million was reflected in the determination of net income for the three and nine months ended September 30, 2015, respectively.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$1,557.1	$875.8	$681.3	$4,155.9	$2,514.8	$1,641.1
Fees and other revenues	891.9	884.5	7.4	2,744.2	2,569.7	174.5
Net investment income	753.5	770.4	(16.9)	2,267.3	2,444.1	(176.8)
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	46.0	(24.5)	70.5	11.1	105.0	(93.9)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(6.5)	(7.3)	0.8	6.9	18.5	(11.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(1.1)	(14.6)	13.5	(28.0)	(82.5)	54.5
Net impairment losses on available-for-sale securities	(7.6)	(21.9)	14.3	(21.1)	(64.0)	42.9
Net realized capital gains (losses)	38.4	(46.4)	84.8	(10.0)	41.0	(51.0)
Total revenues	3,240.9	2,484.3	756.6	9,157.4	7,569.6	1,587.8
Expenses:
Benefits, claims and settlement expenses	1,869.6	1,113.8	755.8	5,160.5	3,609.7	1,550.8
Dividends to policyholders	40.7	44.2	(3.5)	123.5	134.5	(11.0)
Operating expenses	961.4	932.5	28.9	2,751.6	2,647.7	103.9
Total expenses	2,871.7	2,090.5	781.2	8,035.6	6,391.9	1,643.7
Income before income taxes	369.2	393.8	(24.6)	1,121.8	1,177.7	(55.9)
Income taxes	68.3	141.0	(72.7)	126.9	281.6	(154.7)
Net income	300.9	252.8	48.1	994.9	896.1	98.8
Net income attributable to noncontrolling interest	0.5	3.9	(3.4)	14.5	30.7	(16.2)
Net income attributable to Principal
Financial Group, Inc.	300.4	248.9	51.5	980.4	865.4	115.0
Preferred stock dividends	—	8.2	(8.2)	16.5	24.7	(8.2)
Excess of redemption value over carrying value of preferred shares redeemed	—	—	—	8.2	—	8.2
Net income available to common stockholders	$300.4	$240.7	$59.7	$955.7	$840.7	$115.0

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to the 2014 increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile.

Total Revenues

Premiums increased $633.0 million for the Retirement and Investor Services segment primarily due to higher sales of single premium group and individual annuities with life contingencies. The single premium group product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Total Expenses

Benefits, claims and settlement expenses increased $642.1 million for the Retirement and Investor Services segment primarily due to an increase in change in reserves resulting from higher sales of single premium group and individual annuities with life contingencies.

Operating expenses increased $94.4 million for the Retirement and Investor Services segment primarily due to unfavorable DAC unlocking associated with the review and update of our actuarial assumptions in 2015 and an increase in DAC amortization resulting from a sharp equity market decline and a decrease in interest rates. Operating expenses increased $23.2 million for the Principal International segment primarily due to intangible asset impairments in our mutual fund company in Brazil in third quarter 2015 partially offset by the weakening of the Chilean and Mexican pesos against the U.S. dollar. Operating expenses decreased $78.0 million for the U.S. Insurance Solutions segment due to a more favorable unlocking associated with assumption updates and model refinements in 2015 than in 2014, which was partially offset by higher expenses related to growth in the business. Operating expenses decreased $14.7 million for the Corporate segment primarily due to a decline in amounts credited to employee accounts in a nonqualified defined contribution pension plan, which was offset by a corresponding reduction in net realized capital gains related to the assets backing this nonqualified plan.

Income Taxes

The effective income tax rates were 18% and 36% for the three months ended September 30, 2015 and 2014, respectively. The effective income tax rate for the three months ended September 30, 2015, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received and the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income. The effective income tax rate for the three months ended September 30, 2014, was higher than the U.S. statutory rate primarily due to an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile, partially offset by income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and lower tax rates of foreign jurisdictions. The effective income tax rate decreased to 18% from 36% for the three months ended September 30, 2015 and 2014, respectively, primarily due to the 2014 increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to a change in deferred tax balances related to the merger of two of our Chilean legal entities, partially offset by net realized capital losses in 2015 as compared to net realized capital gains in 2014 primarily due to decreased gains on sales of real estate investments and joint venture real estate and a write-off of unamortized book value on corporate owned real estate in 2015.

Total Revenues

Premiums increased $1,526.2 million for the Retirement and Investor Services segment primarily due to higher sales of single premium group and individual annuities with life contingencies. The single premium group product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital losses in 2015 as compared to net realized capital gains in 2014 primarily due to decreased gains on sales of real estate investments and joint venture real estate and a write-off of unamortized book value on corporate owned real estate in 2015. This was partially offset by gains versus losses attributable to derivatives not designated as hedging instruments. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $1,492.9 million for the Retirement and Investor Services segment primarily due to an increase in change in reserves resulting from higher sales of single premium group and individual annuities with life contingencies.

Operating expenses increased $142.5 million for the Retirement and Investor Services segment primarily due to an increase in staff related costs including pension and other postretirement benefits, unfavorable DAC unlocking associated with the review and update of our actuarial assumptions in 2015 and an increase in sub-advisory fee costs and non-deferrable distribution costs stemming from an increase in average account values, which resulted from growth in the business and positive equity market performance in prior periods. In addition, operating expenses decreased $51.9 million for the Corporate segment primarily due to a decline in amounts credited to employee accounts in a nonqualified defined contribution pension plan, which was offset by a corresponding reduction in net realized capital gains related to the assets backing this nonqualified plan and lower expenses associated with court rulings on some uncertain tax positions.

Income Taxes

The effective income tax rates were 11% and 24% for the nine months ended September 30, 2015 and 2014, respectively. The effective income tax rate for the nine months ended September 30, 2015, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, a change in deferred tax balances related to the merger of two of our Chilean legal entities and the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income, partially offset by the negative impact of a court ruling on some uncertain tax positions. The effective income tax rate for the nine months ended September 30, 2014, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and tax credits, partially offset by an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile. The effective income tax rate decreased to 11% from 24% for the nine months ended September 30, 2015 and 2014, respectively, primarily due to a change in deferred tax balances related to the merger of two of our Chilean legal entities, a change in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile not replicated in 2015, partially offset by the negative impact of a court ruling on some uncertain tax positions.

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

The following table presents the RIS net revenue for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)
Net revenue:
Accumulation	$650.2	$642.9	$7.3	$1,981.6	$1,908.4	$73.2
Guaranteed	37.7	43.7	(6.0)	129.0	151.2	(22.2)
Total Retirement and Investor Services	$687.9	$686.6	$1.3	$2,110.6	$2,059.6	$51.0

The following table presents certain summary financial data relating to the RIS segment for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$976.1	$343.1	$633.0	$2,429.1	$902.9	$1,526.2
Fees and other revenues	531.4	519.3	12.1	1,604.1	1,509.6	94.5
Net investment income	450.0	462.3	(12.3)	1,352.3	1,438.5	(86.2)
Total operating revenues	1,957.5	1,324.7	632.8	5,385.5	3,851.0	1,534.5
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	1,269.6	638.1	631.5	3,274.9	1,791.4	1,483.5
Operating expenses	504.4	431.5	72.9	1,412.3	1,273.8	138.5
Total expenses	1,774.0	1,069.6	704.4	4,687.2	3,065.2	1,622.0
Operating earnings before income taxes	183.5	255.1	(71.6)	698.3	785.8	(87.5)
Income taxes	20.2	50.8	(30.6)	107.4	152.9	(45.5)
Operating earnings	$163.3	$204.3	$(41.0)	$590.9	$632.9	$(42.0)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating Earnings

Operating earnings decreased $36.9 million in our Accumulation business primarily due to unfavorable DAC unlocking associated with the review and update of our actuarial assumptions in 2015.

Net Revenue

Net revenue increased $7.3 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from growth in the business, and to a lesser extent, positive equity market performance in prior periods. Net revenue decreased $6.0 million in our Guaranteed business primarily due to a decrease in variable investment income resulting from a decline in loan prepayment activity and associated fees.

Operating Expenses

Operating expenses increased $72.7 million in our Accumulation business primarily due to unfavorable DAC unlocking associated with the review and update of our actuarial assumptions in 2015 and an increase in DAC amortization resulting from a sharp equity market decline and a decrease in interest rates.

Income Taxes

The effective income tax rates for the segment were 11% and 20% for the three months ended September 30, 2015 and 2014, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received. The effective tax rate decreased to 11% from 20% for the three months ended September 30, 2015 and 2014, respectively, primarily due to a decrease in operating earnings before income taxes with no proportionate decrease in permanent tax adjustments.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Earnings

Operating earnings decreased $27.1 million in our Accumulation business primarily due to unfavorable DAC unlocking associated with the review and update of our actuarial assumptions in 2015, which was partially offset by higher fees stemming from an increase in average account values resulting from growth in the business. Operating earnings decreased $14.9 million in our Guaranteed business primarily due to a decrease in variable investment income resulting from a decline in loan prepayment activity and associated fees.

Net Revenue

Net revenue increased $73.2 million in our Accumulation business primarily due to higher fees stemming from an increase in average account values, which resulted from growth in the business. Net revenue decreased $22.2 million in our Guaranteed business primarily due to a decrease in variable investment income resulting from a decline in loan prepayment activity and associated fees.

Operating Expenses

Operating expenses increased $137.3 million in our Accumulation business primarily due to an increase in staff related costs including pension and other postretirement benefits, unfavorable DAC unlocking associated with the review and update of our actuarial assumptions in 2015 and an increase in sub-advisory fee costs stemming from an increase in average account values, which resulted from growth in the business and positive equity market performance in prior periods.

Income Taxes

The effective income tax rates for the segment were 15% and 19% for the nine months ended September 30, 2015 and 2014, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received. The effective tax rate decreased to 15% from 19% for the nine months ended September 30, 2015 and 2014, respectively, primarily due to an increase in income tax deductions for corporate dividends received.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in billions)

AUM, beginning of period	$328.4	$307.3	$314.0	$292.1
Net cash flow	2.9	0.3	12.4	1.9
Investment performance (1)	(8.1)	(1.3)	(3.0)	12.8
Operations acquired (2)	1.9	—	1.9	—
Other	(0.8)	0.7	(1.0)	0.2
AUM, end of period	$324.3	$307.0	$324.3	$307.0

(1)            Variations in investment performance are primarily the result of fluctuations in market performance over time.

(2)            Reflects assets managed by Principal Global Investors resulting from the acquisition of AXA’s MPF and ORSO pension business in September 2015.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$183.8	$173.3	$10.5	$556.5	$515.0	$41.5
Net investment income(loss)	(1.0)	0.3	(1.3)	1.3	2.9	(1.6)
Total operating revenues	182.8	173.6	9.2	557.8	517.9	39.9
Expenses:
Total expenses	134.8	129.7	5.1	408.9	382.4	26.5
Operating earnings before income taxes and noncontrolling interest	48.0	43.9	4.1	148.9	135.5	13.4
Income taxes	16.3	14.6	1.7	52.9	44.5	8.4
Operating earnings attributable to noncontrolling interest	1.3	4.0	(2.7)	3.4	11.4	(8.0)
Operating earnings	$30.4	$25.3	$5.1	$92.6	$79.6	$13.0

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating Earnings

Operating earnings increased primarily due to higher fee revenues, which were the result of an increase in average AUM, and our increased ownership in Columbus Circle Investors. These increases were partially offset by related expense growth to support our business.

Income Taxes

The effective income tax rates for the segment were 34% and 33% for the three months ended September 30, 2015 and 2014, respectively. The effective income tax rate for the three months ended September 30, 2015, was lower than the U.S. statutory rate primarily due to a foreign permanent tax adjustment partially offset by a valuation allowance on certain foreign deferred tax assets. The effective income tax rate for the three months ended September 30, 2014, was lower than the U.S. statutory rate primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Earnings

Operating earnings increased primarily due to higher fee revenues, which were the result of an increase in average AUM, higher performance fees realized in our real estate business and our increased ownership in Columbus Circle Investors. These increases were partially offset by related expense growth to support our business.

Income Taxes

The effective income tax rates for the segment were 36% and 33% for the nine months ended September 30, 2015 and 2014, respectively. The effective income tax rate for the nine months ended September 30, 2015, was higher than the U.S. statutory rate primarily due to a valuation allowance on certain foreign deferred tax assets partially offset by the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest. The effective income tax rate for the nine months ended September 30, 2014, was lower than the U.S. statutory rate primarily due to the inclusion of income attributable to noncontrolling interest in operating earnings before income taxes with no corresponding change in income taxes reported by us as the controlling interest. The effective income tax rate increased to 36% from 33% for the nine months ended September 30, 2015 and 2014, respectively, primarily due to our increased ownership in Columbus Circle Investors lessening the impact of operating earnings attributable to noncontrolling interest.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in billions)

AUM, beginning of period	$117.5	$118.8	$114.6	$104.5
Net cash flow (1)	1.6	2.5	7.5	8.8
Investment performance (2)	0.3	3.9	5.2	10.0
Operations acquired (3)	3.1	—	4.0	—
Effect of exchange rates	(16.3)	(8.6)	(26.9)	(6.9)
Other (4)	—	(0.5)	1.8	(0.3)
AUM, end of period	$106.2	$116.1	$106.2	$116.1

(1)               Positive net cash flows are primarily due to continued strong distribution results.

(2)               Variations in investment performance are primarily the result of fluctuations in market performance over time.

(3)               Reflects the acquisition of AXA’s MPF and ORSO pension business in September 2015 and Finansa Asset Management Limited in January 2015.

(4)               Reflects $1.9 billion transfer of CIMB-Principal Islamic Asset Management Sdn. Bhd from Principal Global Investors in April 2015.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)

Net revenue	$146.3	$179.4	$(33.1)	$445.8	$499.0	$(53.2)

For the three months ended September 30, 2015 compared to September 30, 2014, net revenue decreased primarily due to the weakening of Latin American currencies against the U.S. dollar and unfavorable market changes on our regulatory required investment in the pension funds of our Chilean pension company. These were partially offset by higher earnings in our equity method investment in Brazil. For the nine months ended September 30, 2015 compared to September 30, 2014, net revenue decreased primarily due to unfavorable market changes on our regulatory required investment in the pension funds in Chile and the weakening of Latin American currencies against the U.S. dollar. These were partially offset by higher earnings in our equity method investment in Brazil.

The following table presents certain summary financial data of the Principal International segment for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$74.7	$47.9	$26.8	$191.4	$181.4	$10.0
Fees and other revenues	98.0	113.5	(15.5)	300.2	323.5	(23.3)
Net investment income	138.5	133.1	5.4	370.8	447.3	(76.5)
Total operating revenues	311.2	294.5	16.7	862.4	952.2	(89.8)
Expenses:
Benefits, claims and settlement expenses	164.9	115.1	49.8	416.6	453.2	(36.6)
Operating expenses	114.0	91.1	22.9	287.8	262.3	25.5
Total expenses	278.9	206.2	72.7	704.4	715.5	(11.1)
Operating earnings before income taxes and noncontrolling interest	32.3	88.3	(56.0)	158.0	236.7	(78.7)
Income taxes (benefits)	(9.1)	14.1	(23.2)	(3.2)	29.3	(32.5)
Operating earnings (losses) attributable to noncontrolling interest	(4.4)	0.4	(4.8)	(3.8)	2.3	(6.1)
Operating earnings	$45.8	$73.8	$(28.0)	$165.0	$205.1	$(40.1)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating Earnings

Operating earnings decreased primarily due to the weakening of Latin American currencies against the U.S. dollar, unfavorable market changes on our regulatory required investment in the pension funds of our Chilean pension company, and intangible asset impairments in our mutual fund company in Brazil in third quarter 2015. These decreases were partially offset by higher earnings in our equity method investments in Brazil and China.

Operating Revenues

Premiums increased primarily due to higher sales of single premium annuities with life contingencies in Chile partially offset by the weakening of the Chilean peso against the U.S. dollar.

Fees and other revenues decreased primarily due to the weakening of the Chilean and Mexican pesos against the U.S. dollar.

Net investment income increased primarily in Chile due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation partially offset by unfavorable market changes on our regulatory required investment in the pension funds of our Chilean pension company and the weakening of the Chilean peso against the U.S. dollar.

Total Expenses

Benefits, claims and settlement expenses increased primarily in Chile due to an increase in the change in reserves related to higher inflation-based interest crediting rates to customers and higher sales of single premium annuities with life contingencies.  These were partially offset by the weakening of the Chilean peso against the U.S. dollar.

Operating expenses increased primarily due to intangible asset impairments in our mutual fund company in Brazil in third quarter 2015 partially offset by the weakening of the Chilean and Mexican pesos against the U.S. dollar.

Income Taxes

The effective income tax rates for the segment were -28% and 16% for the three months ended September 30, 2015 and 2014, respectively. The effective income tax rate for the three months ended September 30, 2015, was lower than the U.S. statutory rate primarily due to the effect of the presentation of taxes on our share of earnings generated from our equity method investments reflected in net investment income and foreign permanent tax adjustments related to inflation. The effective income tax rate for the three months ended September 30, 2014, was lower than the U.S. statutory rate primarily due to lower tax rates of foreign jurisdictions and the effect of the presentation of taxes on our share of earnings generated from our equity method investments reflected in net investment income. The effective tax rate decreased to -28% from 16% for the three months ended September 30, 2015 and 2014, respectively, primarily due to a decrease in operating earnings before income taxes with no proportionate decrease in permanent tax adjustments.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Earnings

Operating earnings decreased primarily due to the weakening of Latin American currencies against the U.S. dollar, unfavorable market changes on our regulatory required investment in the pension funds of our Chilean pension company, and intangible asset impairments in our mutual fund company in Brazil in third quarter 2015. These decreases were partially offset by higher earnings in our equity method investments in Brazil and China.

Operating Revenues

Premiums increased primarily due to higher sales of single premium annuities with life contingencies in Chile partially offset by the weakening of the Chilean peso against the U.S. dollar.

Fees and other revenues decreased primarily due to the weakening of Latin American currencies against the U.S. dollar. This decrease was partially offset by higher fees resulting from higher mandatory deposits in Chile and higher average AUM in Chile and Hong Kong.

Net investment income decreased primarily due to the weakening of the Chilean peso and Brazilian real against the U.S. dollar and unfavorable market changes on our regulatory required investment in the pension funds of our Chilean pension company. These were partially offset by higher earnings in our equity method investment in Brazil.

Total Expenses

Benefits, claims and settlement expenses decreased primarily due to the weakening of the Chilean peso against the U.S. dollar partially offset by an increase in the change in reserves related to higher sales of single premium annuities with life contingencies in Chile.

Operating expenses increased primarily due to intangible asset impairments in our mutual fund company in Brazil in third quarter 2015 and overall growth of the business partially offset by the weakening of Latin American currencies against the U.S. dollar.

Income Taxes

The effective income tax rates for the segment were -2% and 12% for the nine months ended September 30, 2015 and 2014, respectively. The effective income tax rate for the nine months ended September 30, 2015, was lower than the U.S. statutory rate primarily due to the effect of the presentation of taxes on our share of earnings generated from our equity method investments reflected in net investment income, foreign permanent tax adjustments related to inflation and lower tax rates of foreign jurisdictions. The effective income tax rate for the nine months ended September 30, 2014, was lower than the U.S. statutory rate primarily due to lower tax rates of foreign jurisdictions and the effect of the presentation of taxes on our share of earnings generated from our equity method investments reflected in net investment income. The effective tax rate decreased to -2% from 12% for the nine months ended September 30, 2015 and 2014, respectively, primarily due to a decrease in operating earnings before income taxes with no proportionate decrease in permanent tax adjustments.

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

U.S. Insurance Solutions Insurance Trends

Premium and fees are a key metric for growth in the U.S. Insurance Solutions segment. We receive premiums on our traditional life insurance products as well as on our specialty benefits insurance products. Fees are generated from our universal life and variable universal life insurance products as well as our specialty benefits fee-for-service products.

Premium and fees are influenced by economic, industry and regulatory trends. Due to the declining interest rate environment in recent years, we have intentionally increased sales of non-interest sensitive traditional products in our individual life insurance business.  Premium and fees in our specialty benefits insurance business have increased due to improved sales and retention, as well as recovery in underlying salaries and membership growth in existing group contracts.

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014	Increase (decrease)	2015	2014	Increase (decrease)
	(in millions)
Premium and fees:
Individual life insurance	$239.2	$235.2	$4.0	$727.0	$701.4	$25.6
Specialty benefits insurance	429.6	405.1	24.5	1,293.4	1,185.1	108.3

U.S. Insurance Solutions Segment Summary Financial Data

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014	Increase (decrease)	2015	2014	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$506.2	$485.5	$20.7	$1,535.3	$1,431.6	$103.7
Fees and other revenues (1)	162.6	154.8	7.8	485.0	454.8	30.2
Net investment income	184.4	180.7	3.7	552.4	550.4	2.0
Total operating revenues	853.2	821.0	32.2	2,572.7	2,436.8	135.9
Expenses:
Benefits, claims and settlement expenses (1)	432.0	366.6	65.4	1,455.8	1,360.4	95.4
Dividends to policyholders	40.6	43.9	(3.3)	123.5	133.6	(10.1)
Operating expenses (1)	207.7	285.4	(77.7)	650.5	681.8	(31.3)
Total expenses	680.3	695.9	(15.6)	2,229.8	2,175.8	54.0
Operating earnings before income taxes	172.9	125.1	47.8	342.9	261.0	81.9
Income taxes	58.4	41.8	16.6	114.5	85.3	29.2
Operating earnings (1)	$114.5	$83.3	$31.2	$228.4	$175.7	$52.7

(1)         For further details related to the impact associated with actuarial assumption updates and model refinements for the three and nine months ended September 30, 2015 and 2014, see “Transactions Affecting Comparability of Results of Operations — Actuarial Assumption Updates.”

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating Earnings

Operating earnings increased $20.7 million in our individual life insurance business due to improved mortality and a more favorable impact from assumption updates and model refinements in 2015 than in 2014. Operating earnings increased $10.5 million in our specialty benefits insurance business due to a favorable impact from assumption updates and model refinements, growth in the business and favorable claim experience.

Operating Revenues

Premium and fees increased $24.5 million in our specialty benefits insurance business primarily due to growth in the business, partially offset by an unfavorable impact from assumption updates and model refinements.

Total Expenses

Benefits, claims and settlement expenses increased $67.5 million in our individual life insurance business primarily due to a less favorable impact from unlocking associated with assumption updates and model refinements in 2015 than in 2014, partially offset by improved mortality.

Operating expenses decreased $88.3 million in our individual life insurance business primarily due to a more favorable impact from unlocking associated with assumption updates and model refinements in 2015 than in 2014, which was partially offset by higher expenses related to growth in the business.

Income Taxes

The effective income tax rates for the segment were 34% and 33% for the three months ended September 30, 2015 and 2014, respectively. The effective income tax rates were lower than the U.S. statutory rate primarily due to interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Earnings

Operating earnings increased $35.2 million in our individual life insurance business primarily due to improved mortality and a more favorable impact from unlocking associated with assumption updates and model refinements in 2015 than in 2014. Operating earnings increased $17.5 million in our specialty benefits insurance business primarily due to a favorable impact from assumption updates and model refinements, the recovery of reinsurance premiums, favorable claim experience and growth in the business, partially offset by higher staff related costs, including pension and other postretirement benefits.

Operating Revenues

Premium and fees increased $108.3 million in our specialty benefits insurance business primarily due to growth in the business and the recovery of reinsurance premiums, partially offset by an unfavorable impact from assumption updates and model refinements.

Total Expenses

Benefits, claims and settlement expenses increased $64.7 million in our individual life insurance business primarily due to a less favorable impact from unlocking associated with assumption updates and model refinements in 2015 than in 2014, which was partially offset by improved mortality. Benefits, claims and settlement expenses increased $30.7 million in our specialty benefits insurance business primarily due to growth in the business, which was partially offset by a favorable impact from assumption updates and model refinements and favorable claim experience.

Operating expenses decreased $78.3 million in our individual life insurance business primarily due to a more favorable impact from unlocking associated with assumption updates and model refinements in 2015 than in 2014, which was partially offset by higher expenses related to growth in the business. Operating expenses increased $47.0 million in our specialty benefits insurance business primarily due growth in the business, higher staff related costs, including pension and other postretirement benefits and reimbursement of a reinsurance expense allowance.

Income Taxes

The effective income tax rate for the segment was 33% for both the nine months ended September 30, 2015 and 2014. The effective income tax rate was lower than the U.S. statutory rate primarily due to interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2015	2014	(decrease)	2015	2014	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(69.0)	$(61.1)	$(7.9)	$(191.3)	$(163.3)	$(28.0)
Expenses:
Total expenses	(13.6)	(16.7)	3.1	(56.8)	(48.4)	(8.4)
Operating loss before income taxes, preferred stock dividends and noncontrolling interest	(55.4)	(44.4)	(11.0)	(134.5)	(114.9)	(19.6)
Income tax benefits	(18.3)	(20.1)	1.8	(56.6)	(58.1)	1.5
Operating earnings (loss) attributable to noncontrolling interest	(0.1)	0.5	(0.6)	7.0	17.9	(10.9)
Preferred stock dividends	—	8.2	(8.2)	16.5	24.7	(8.2)
Excess of redemption value over carrying value of preferred shares redeemed	—	—	—	8.2	—	8.2
Operating loss	$(37.0)	$(33.0)	$(4.0)	$(109.6)	$(99.4)	$(10.2)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating Loss

The operating loss increased primarily due to the one-time costs associated with the acquisition of AXA’s MPF and ORSO pension business in the third quarter of 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of September 30, 2015, approximately $7.9 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment-type insurance contracts as of September 30, 2015.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$8,916.5	32.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,336.0	22.9
Market value adjustments	5,346.0	19.3
Subject to discretionary withdrawal without adjustments	7,085.1	25.6
Total domestic investment-type insurance contracts	$27,683.7	100.0%

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

As of September 30, 2015 and December 31, 2014, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,005.0 million for both periods. As of September 30, 2015 and December 31, 2014, we had $221.6 million and $28.0 million, respectively, of outstanding borrowings, with no assets pledged as support as of September 30, 2015. During the first quarter of 2015, we extended or renewed $900.0 million of our revolving credit facilities. The facilities and their new maturity dates include a $400.0 million 5-year facility with PFG, PFS and Principal Life as co-borrowers that matures March 2020; a $300.0 million 364-day facility with Principal Life as borrower that matures March 2016; and a $200.0 million 3-year credit facility with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, maturing March 2020. The revolving credit facilities are committed and provide 100% back-stop support for our commercial paper program. The $300.0 million and the $400.0 million facilities are supported by sixteen banks and the $200.0 million facility is supported by fifteen banks, most of which have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable there is a very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Total stockholder dividends paid by Principal Life to its parent as of September 30, 2015, were $244.4 million, all of which were extraordinary and approved by the Commissioner. As of September 30, 2015, we had $797.0 million of cash and liquid assets held in our holding companies and other subsidiaries which is available for corporate purposes.

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

Net cash provided by operating activities was $3,323.0 million and $2,197.6 million for the nine months ended September 30, 2015 and 2014, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2015 compared to 2014 is primarily due to growth in the business including higher sales of single premium group annuities and individual annuities with life contingencies. Cash provided by operating activities also includes fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $1,766.8 million and $827.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash used in investing activities in 2015 compared to 2014 is primarily the result of higher net purchases of fixed maturity securities in 2015 compared to 2014 and the acquisition of AXA’s MPF and ORSO pension business in Hong Kong in 2015.

Net cash used in financing activities was $905.9 million and $2,471.3 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash used in financing activities is the result of the issuance of long-term debt in 2015 and decreased net withdrawals of investment contracts. The proceeds of the debt issuance were primarily used for the redemption of preferred stock in 2015.

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

Short-Term Debt. The components of short-term debt were as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Short-term credit facilities	$197.4	$—
Other recourse short-term debt	24.2	28.0
Total short-term debt	$221.6	$28.0

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

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

	For the nine months ended	For the year ended
	September 30, 2015	December 31, 2014
	(in millions)

Dividends to stockholders	$330.2	$376.6
Repurchase of common stock	188.2	222.7
Total cash returned to common stockholders	$518.4	$599.3

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	September 30, 2015	December 31, 2014
	($ in millions)
Debt:
Short-term debt	$221.6	$28.0
Long-term debt	3,286.1	2,531.2
Total debt	3,507.7	2,559.2

Equity excluding AOCI	10,144.7	10,133.6
Total capitalization excluding AOCI	$13,652.4	$12,692.8
Debt to equity excluding AOCI	35%	25%
Debt to capitalization excluding AOCI	26%	20%

Contractual Obligations and Contractual Commitments

As of September 30, 2015, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2014.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of September 30, 2015, there have been no significant changes to guarantees and indemnifications since December 31, 2014. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

All four of the rating agencies maintain a ‘stable’ outlook on the U.S. life insurance sector. The rating agencies acknowledge that interest rates have remained at historically low levels for a longer than expected time. However, the agencies have also cited that the U.S. life insurance industry has maintained strong risk-adjusted capital, generated steady U.S. GAAP and statutory earnings, improved balance sheet fundamentals and enhanced risk focused decision making. Continued low rates will pressure interest margins and reserve adequacy, but the agencies believe that will not have a material impact and is manageable over the near term.

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

(1)   Principal Financial Group’s senior debt issuance has been rated “Baa1” by Moody’s.

(2)   Principal Financial Group’s junior subordinated debt issuance has been rated “BBB-” by S&P, and “Baa2” by Moody’s.

Fair Value Measurement

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

As of September 30, 2015, 38% of our net assets (liabilities) were Level 1, 58% were Level 2 and 4% were Level 3. Excluding separate account assets as of September 30, 2015, 3% of our net assets (liabilities) were Level 1, 96% were Level 2 and 1% were Level 3.

As of December 31, 2014, 39% of our net assets (liabilities) were Level 1, 58% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2014, 2% of our net assets (liabilities) were Level 1, 97% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2015, were $7,020.2 million as compared to $6,350.1 million as of December 31, 2014. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2014, were $6,301.1 million as compared to $5,885.5 million as of December 31, 2013. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets.

Investments

We had total consolidated assets as of September 30, 2015, of $215,365.4 million, of which $69,565.5 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of September 30, 2015, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	September 30, 2015		December 31, 2014
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$34,961.6	50%	$34,863.2	51%
Private	15,529.2	22	15,412.2	23
Equity securities	1,334.4	2	963.2	1
Mortgage loans:
Commercial	11,149.3	16	10,696.9	15
Residential	1,082.8	2	1,114.7	2
Real estate held for sale	158.6	—	174.0	—
Real estate held for investment	1,256.4	2	1,170.6	2
Policy loans	822.8	1	829.2	1
Other investments	3,270.4	5	3,209.8	5
Total invested assets	69,565.5	100%	68,433.8	100%
Cash and cash equivalents	2,514.2		1,863.9
Total invested assets and cash	$72,079.7		$70,297.7

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

	For the three months ended September 30,						For the nine months ended September 30,
	2015		2014		Increase (decrease)		2015		2014		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)

Fixed maturities	4.5%	$541.9	4.6%	$548.6	(0.1)%	$(6.7)	4.5%	$1,604.7	4.8%	$1,719.3	(0.3)%	$(114.6)
Equity securities	1.0	3.1	11.3	26.3	(10.3)	(23.2)	3.7	31.7	9.6	63.5	(5.9)	(31.8)
Mortgage loans — commercial	4.4	120.6	5.1	134.2	(0.7)	(13.6)	4.5	371.9	5.2	411.9	(0.7)	(40.0)
Mortgage loans — residential	7.1	19.3	5.6	16.8	1.5	2.5	6.2	51.5	7.1	64.7	(0.9)	(13.2)
Real estate	6.0	21.6	4.7	15.5	1.3	6.1	7.8	80.5	9.5	93.6	(1.7)	(13.1)
Policy loans	5.6	11.5	5.9	12.3	(0.3)	(0.8)	5.6	35.0	5.8	37.0	(0.2)	(2.0)
Cash and cash equivalents	0.4	2.4	0.4	1.6	—	0.8	0.4	6.2	0.4	4.9	—	1.3
Other investments	6.3	51.8	4.5	34.0	1.8	17.8	5.9	143.1	4.8	106.4	1.1	36.7
Total before investment expenses	4.5	772.2	4.7	789.3	(0.2)	(17.1)	4.5	2,324.6	5.0	2,501.3	(0.5)	(176.7)
Investment expenses	(0.1)	(18.7)	(0.1)	(18.9)	—	0.2	(0.1)	(57.3)	(0.1)	(57.2)	—	(0.1)
Net investment income	4.4%	$753.5	4.6%	$770.4	(0.2)%	$(16.9)	4.4%	$2,267.3	4.9%	$2,444.1	(0.5)%	$(176.8)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net investment income decreased primarily due to lower investment yields and prepayments on our invested assets and cash in our U.S. Operations, partially offset by higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net investment income decreased primarily due to lower investment yields and prepayments on our invested assets and cash in our U.S. Operations. In addition, net investment income decreased due to the weakening of the Chilean peso and Brazilian real against the U.S. dollar and unfavorable market changes on our regulatory required investment in the pension funds of our Chilean pension company.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for our invested assets for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014	Increase (decrease)	2015	2014	Increase (decrease)
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(7.6)	$(21.6)	$14.0	$(21.1)	$(68.6)	$47.5
Commercial mortgages — credit impairments	(2.0)	(1.3)	(0.7)	(3.1)	0.9	(4.0)
Other — credit impairments	0.7	(11.0)	11.7	2.0	(5.9)	7.9
Fixed maturities, available-for-sale and trading — noncredit	(1.9)	12.5	(14.4)	3.4	55.3	(51.9)
Derivatives and related hedge activities	55.8	(26.6)	82.4	24.2	(18.6)	42.8
Other gains (losses)	(6.6)	1.6	(8.2)	(15.4)	77.9	(93.3)
Net realized capital gains (losses)	$38.4	$(46.4)	$84.8	$(10.0)	$41.0	$(51.0)

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, were a net gain of $0.0 million and $0.1 million for the three months ended September 30, 2015 and 2014, and $0.3 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Derivatives and related hedge activities had net gains in 2015 as compared to losses in 2014 due to increased gains on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments and increased gains on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to decreased losses on structured fixed maturities as a result of improved market conditions. This was partially offset by losses versus gains on corporate fixed maturities.

Net realized capital gains on fixed maturities, available-for-sale and trading — noncredit decreased primarily due to losses versus gains on trading securities related to changes in interest rates and credit spreads and a gain from the sale of a long dated structured security in 2014.

Derivatives and related hedge activities had net gains in 2015 as compared to losses in 2014 due primarily to increased gains on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates.

Other gains (losses) reflected losses in 2015 as compared to gains in 2014 primarily due to decreased gains on sales of real estate investments and joint venture real estate and a write-off of unamortized book value on corporate owned real estate in 2015.

U.S. Investment Operations

Of our invested assets, $63,147.5 million were held by our U.S. operations as of September 30, 2015. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of September 30, 2015, eleven members served on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members were senior management members representing various areas of our company.

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio and total return swaps and futures to hedge a portion of our investment portfolio from credit losses. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $213.2 million and $288.7 million, total return swaps of $90.0 million and $90.0 million, and futures of $15.6 million and $10.5 million as of September 30, 2015 and December 31, 2014, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $1,435.9 million and 3.9%, respectively, as of September 30, 2015 and $1,119.1 million and 4.3%, respectively, as of December 31, 2014. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $4,323.9 million and 3.3%, respectively, as of September 30, 2015 and $4,319.0 million and 3.3%, respectively, as of December 31, 2014.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	September 30, 2015	December 31, 2014	September 30, 2015		December 31, 2014

New mortgages	48%	51%	3.3	X	2.6	X
Entire mortgage portfolio	46%	48%	2.8	X	2.6	X

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

	September 30, 2015		December 31, 2014
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$31,508.9	50%	$31,618.0	51%
Private	15,526.7	25	15,410.1	25
Equity securities	302.5	—	300.5	—
Mortgage loans:
Commercial	11,085.7	18	10,657.2	17
Residential	566.0	1	507.2	1
Real estate held for sale	155.4	—	171.8	—
Real estate held for investment	1,254.7	2	1,168.6	2
Policy loans	802.3	1	806.5	1
Other investments	1,945.3	3	1,688.0	3
Total invested assets	63,147.5	100%	62,327.9	100%
Cash and cash equivalents	2,090.2		1,762.5
Total invested assets and cash	$65,237.7		$64,090.4

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred securities. Included in the privately placed category as of September 30, 2015 and December 31, 2014, were $10.5 billion and $10.3 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	September 30, 2015		December 31, 2014
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)

U.S. government and agencies	$1,492.4	3%	$1,121.8	2%
States and political subdivisions	4,553.5	10	4,329.4	9
Non-U.S. governments	398.0	1	446.6	1
Corporate - public	16,537.5	35	16,834.6	37
Corporate - private	12,215.1	26	12,262.9	26
Residential mortgage-backed pass-through securities	2,694.1	6	2,839.6	6
Commercial mortgage-backed securities	3,870.8	8	3,977.0	8
Residential collateralized mortgage obligations	1,471.6	3	1,306.2	3
Asset-backed securities	3,802.6	8	3,910.0	8
Total fixed maturities	$47,035.6	100%	$47,028.1	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 23% of total fixed maturities as of September 30, 2015 and 25% as of December 31, 2014. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	September 30, 2015	December 31, 2014
	(in millions)

European Union, excluding UK	$3,419.4	$3,717.9
United Kingdom	2,357.8	2,467.5
Asia-Pacific	1,470.4	1,564.8
Australia/New Zealand	1,177.1	1,285.6
Latin America	910.5	989.9
Europe, non-European Union	800.6	855.6
Middle East and Africa	311.3	365.3
Other (1)	299.2	276.7
Total	$10,746.3	$11,523.3

(1)    Includes exposure from 2 countries and various supranational organizations as of September 30, 2015, and 1 country and various supranational organizations as of December 31, 2014.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of September 30, 2015 and December 31, 2014, our investments in Canada totaled $1,355.6 million and $1,478.3 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of September 30, 2015.

Amortized cost
(in millions)

General Electric Company	$196.4
Berkshire Hathaway Inc.	188.8
AT&T Inc.	188.4
People’s Republic of China	173.5
Verizon Communications Inc.	155.5
Wells Fargo & Company	155.2
Mars, Incorporated	146.3
Duke Energy Corporation	136.7
MetLife, Inc.	127.5
PG&E Corporation	127.3
Total top ten exposures	$1,595.6

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

		September 30, 2015			December 31, 2014
				Percent of			Percent of
NAIC		Amortized	Carrying	carrying	Amortized	Carrying	carrying
Rating	Rating Agency Equivalent	cost	amount	amount	cost	amount	amount
		($ in millions)

1	AAA/AA/A	$28,950.2	$30,335.2	64%	$28,364.4	$30,140.6	64%
2	BBB	12,592.8	13,088.9	28	12,291.8	13,184.7	28
3	BB	2,895.2	2,826.6	7	2,902.0	2,879.3	6
4	B	642.5	583.7	1	659.1	637.3	2
5	CCC and lower	150.9	124.5	—	147.8	120.0	—
6	In or near default	87.8	76.7	—	74.7	66.2	—
	Total fixed maturities	$45,319.4	$47,035.6	100%	$44,439.8	$47,028.1	100%

Fixed maturities include 73 securities with an amortized cost of $713.1 million, gross gains of $5.5 million, gross losses of $9.3 million and a carrying amount of $709.3 million as of September 30, 2015, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of September 30, 2015, based on amortized cost, 60% of our CMBS portfolio had ratings of A or higher and 48% was issued prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on the lowest NRSRO designation, and year of issuance (“vintage”) for our CMBS portfolio as of the periods indicated.

	September 30, 2015
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	cost	amount	cost	amount	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)
2003 & Prior	$12.3	$13.2	$4.1	$4.3	$4.3	$4.8	$29.3	$33.1	$34.9	$38.7	$84.9	$94.1
2004	15.2	15.6	30.4	30.9	23.3	24.9	14.2	15.1	22.2	22.2	105.3	108.7
2005	24.2	24.5	2.0	2.1	18.6	19.2	51.8	51.9	109.6	103.4	206.2	201.1
2006	70.7	70.7	44.5	44.8	95.6	96.9	159.3	160.9	116.4	105.7	486.5	479.0
2007	31.7	32.0	110.9	117.2	156.3	165.5	223.7	232.1	621.7	630.6	1,144.3	1,177.4
2008	10.7	11.4	34.0	35.4	—	—	43.7	44.8	54.9	59.0	143.3	150.6
2009	64.1	65.6	42.3	43.7	24.0	24.5	—	—	—	—	130.4	133.8
2010	60.9	62.8	30.9	32.2	—	—	—	—	—	—	91.8	95.0
2011	64.2	63.8	125.2	127.4	2.2	2.2	—	—	0.7	0.8	192.3	194.2
2012	210.8	212.8	139.4	142.0	7.8	7.7	1.2	1.2	—	—	359.2	363.7
2013	234.6	232.8	85.1	85.3	—	—	19.3	19.4	10.3	10.3	349.3	347.8
2014	192.7	193.0	60.3	60.4	5.3	5.3	3.0	3.0	—	—	261.3	261.7
2015	116.4	116.5	136.5	136.5	9.9	9.9	0.8	0.8	—	—	263.6	263.7
Total (1)	$1,108.5	$1,114.7	$845.6	$862.2	$347.3	$360.9	$546.3	$562.3	$970.7	$970.7	$3,818.4	$3,870.8

(1)    The CMBS portfolio included agency CMBS with a $389.2 million amortized cost and a $394.8 million carrying amount.

	December 31, 2014
	AAA		AA		A		BBB		BB+ and Below		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	cost	amount	cost	amount	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)
2003 & Prior	$14.4	$15.1	$9.8	$10.5	$4.8	$5.2	$28.7	$33.5	$39.8	$43.6	$97.5	$107.9
2004	2.8	3.3	39.1	39.8	31.6	33.4	25.8	27.3	29.9	30.3	129.2	134.1
2005	205.5	208.3	63.3	64.7	28.7	29.6	85.2	86.4	139.0	125.2	521.7	514.2
2006	80.1	82.2	45.2	46.2	85.8	88.6	150.9	155.1	126.9	115.7	488.9	487.8
2007	41.0	42.4	102.3	111.2	156.0	169.7	213.8	226.8	665.9	670.5	1,179.0	1,220.6
2008	22.0	23.3	26.7	29.1	—	—	44.6	45.5	55.5	61.2	148.8	159.1
2009	70.2	73.0	45.6	47.4	18.4	19.2	—	—	—	—	134.2	139.6
2010	64.7	68.4	41.3	42.7	—	—	—	—	—	—	106.0	111.1
2011	76.5	77.0	136.8	139.0	2.2	2.2	—	—	—	—	215.5	218.2
2012	214.8	218.3	143.3	145.4	3.5	3.5	—	—	—	—	361.6	367.2
2013	201.4	200.7	72.8	73.0	—	—	15.6	15.7	10.3	10.4	300.1	299.8
2014	168.1	169.5	44.8	44.9	3.0	3.0	—	—	—	—	215.9	217.4
Total (1)	$1,161.5	$1,181.5	$771.0	$793.9	$334.0	$354.4	$564.6	$590.3	$1,067.3	$1,056.9	$3,898.4	$3,977.0

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

	September 30, 2015	December 31, 2014
	($ in millions)

Total fixed maturities (public and private)	$47,035.6	$47,028.1
Problem fixed maturities (1)	$252.8	$297.0
Potential problem fixed maturities	132.2	161.3
Total problem, potential problem and restructured fixed maturities	$385.0	$458.3
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.82%	0.97%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $7.6 million and $21.7 million for the three months ended September 30, 2015 and 2014, respectively and $21.2 million and $66.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	September 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$3,779.1	$117.0	$114.3	$3,781.8
Finance — Brokerage	235.2	18.3	0.9	252.6
Finance — Finance Companies	261.6	6.8	0.6	267.8
Finance — Financial Other	475.6	54.7	0.4	529.9
Finance — Insurance	2,215.0	221.4	7.7	2,428.7
Finance — REITS	880.9	36.0	5.0	911.9
Industrial — Basic Industry	1,396.5	48.0	55.5	1,389.0
Industrial — Capital Goods	1,650.9	123.0	9.2	1,764.7
Industrial — Communications	2,234.7	193.5	18.1	2,410.1
Industrial — Consumer Cyclical	1,405.2	61.2	9.3	1,457.1
Industrial — Consumer Non-Cyclical	3,165.1	167.0	10.8	3,321.3
Industrial — Energy	2,849.7	142.9	133.2	2,859.4
Industrial — Other	318.1	15.8	0.3	333.6
Industrial — Technology	1,099.3	33.3	2.3	1,130.3
Industrial — Transportation	1,056.8	46.1	15.8	1,087.1
Utility — Electric	2,734.5	201.5	14.0	2,922.0
Utility — Natural Gas	254.1	13.3	1.2	266.2
Utility — Other	261.3	17.0	—	278.3
Government guaranteed	1,105.1	107.9	15.3	1,197.7
Total corporate securities	27,378.7	1,624.7	413.9	28,589.5

Residential mortgage-backed pass-through securities	2,559.6	111.9	5.0	2,666.5
Commercial mortgage-backed securities	3,774.3	103.0	50.6	3,826.7
Residential collateralized mortgage obligations	1,386.3	27.3	4.1	1,409.5
Asset-backed securities — Home equity (1)	288.3	15.8	10.3	293.8
Asset-backed securities — All other	2,824.8	17.7	5.3	2,837.2
Collateralized debt obligations — Credit	52.2	—	18.8	33.4
Collateralized debt obligations — CMBS	3.2	0.1	—	3.3
Collateralized debt obligations — Loans	600.5	1.1	5.3	596.3
Total mortgage-backed and other asset-backed securities	11,489.2	276.9	99.4	11,666.7

U.S. government and agencies	1,354.3	39.6	3.2	1,390.7
States and political subdivisions	4,245.0	231.4	20.7	4,455.7
Non-U.S. governments	317.2	82.1	1.3	398.0
Total fixed maturities, available-for-sale	$44,784.4	$2,254.7	$538.5	$46,500.6

(1) This exposure is all related to sub-prime mortgage loans.

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$3,734.8	$148.0	$92.4	$3,790.4
Finance — Brokerage	282.3	22.0	—	304.3
Finance — Finance Companies	210.0	7.7	0.5	217.2
Finance — Financial Other	403.8	55.8	0.2	459.4
Finance — Insurance	2,218.5	277.1	2.0	2,493.6
Finance — REITS	816.8	47.1	2.3	861.6
Industrial — Basic Industry	1,527.2	82.7	12.4	1,597.5
Industrial — Capital Goods	1,543.1	144.4	2.5	1,685.0
Industrial — Communications	2,302.0	268.8	9.9	2,560.9
Industrial — Consumer Cyclical	1,332.2	78.4	3.1	1,407.5
Industrial — Consumer Non-Cyclical	3,045.4	213.9	3.6	3,255.7
Industrial — Energy	2,853.1	238.7	39.4	3,052.4
Industrial — Other	386.0	23.1	0.2	408.9
Industrial — Technology	1,061.9	40.8	2.0	1,100.7
Industrial — Transportation	924.8	66.8	2.2	989.4
Utility — Electric	2,627.2	266.1	5.3	2,888.0
Utility — Natural Gas	243.2	19.9	0.1	263.0
Utility — Other	253.0	19.6	—	272.6
Government guaranteed	1,226.0	130.3	10.3	1,346.0
Total corporate securities	26,991.3	2,151.2	188.4	28,954.1

Residential mortgage-backed pass-through securities	2,687.0	124.5	6.3	2,805.2
Commercial mortgage-backed securities	3,896.9	141.5	62.9	3,975.5
Residential collateralized mortgage obligations	1,229.5	25.6	5.0	1,250.1
Asset-backed securities — Home equity (1)	312.0	14.6	15.1	311.5
Asset-backed securities — All other	3,041.9	17.3	4.4	3,054.8
Collateralized debt obligations — Credit	52.4	—	18.0	34.4
Collateralized debt obligations — CMBS	3.2	0.1	—	3.3
Collateralized debt obligations — Loans	465.6	3.4	2.6	466.4
Total mortgage-backed and other asset-backed securities	11,688.5	327.0	114.3	11,901.2

U.S. government and agencies	1,085.6	39.1	2.9	1,121.8
States and political subdivisions	3,916.8	291.3	4.1	4,204.0
Non-U.S. governments	357.2	90.8	1.4	446.6
Total fixed maturities, available-for-sale	$44,039.4	$2,899.4	$311.1	$46,627.7

(1)         This exposure is all related to sub-prime mortgage loans.

Of the $538.5 million in gross unrealized losses as of September 30, 2015, $2.1 million in losses were attributed to securities scheduled to mature in one year or less, $75.1 million attributed to securities scheduled to mature between one to five years, $132.3 million attributed to securities scheduled to mature between five to ten years, $229.6 million attributed to securities scheduled to mature after ten years and $99.4 million related to mortgage-backed and other ABS that are not classified by maturity year. As of September 30, 2015, we were in a $1,716.2 million net unrealized gain position as compared to a $2,588.3 million net unrealized gain position as of December 31, 2014. The $872.1 million decrease in net unrealized gains for the nine months ended September 30, 2015, can primarily be attributed to widening of credit spreads.

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

	September 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount	cost	gains	losses	amount
	(in millions)
Investment grade:
Public	$28,118.1	$1,562.6	$211.4	$29,469.3	$27,534.4	$2,049.3	$103.6	$29,480.1
Private	12,967.8	621.4	91.5	13,497.7	12,785.6	763.6	40.2	13,509.0
Below investment grade:
Public	1,785.7	22.3	128.3	1,679.7	1,931.3	37.4	90.0	1,878.7
Private	1,912.8	48.4	107.3	1,853.9	1,788.1	49.1	77.3	1,759.9
Total fixed maturities, available-for-sale	$44,784.4	$2,254.7	$538.5	$46,500.6	$44,039.4	$2,899.4	$311.1	$46,627.7

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	September 30, 2015
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$1,366.0	$18.9	$1,028.2	$25.6	$2,394.2	$44.5
Greater than three to six months	2,131.1	66.0	1,047.8	29.2	3,178.9	95.2
Greater than six to nine months	548.0	13.8	214.3	5.2	762.3	19.0
Greater than nine to twelve months	220.8	19.9	120.1	6.0	340.9	25.9
Greater than twelve to twenty-four months	115.7	8.0	176.8	3.5	292.5	11.5
Greater than twenty-four to thirty-six months	373.1	10.7	196.6	9.2	569.7	19.9
Greater than thirty-six months	353.0	74.1	144.1	12.8	497.1	86.9
Total fixed maturities, available-for-sale	$5,107.7	$211.4	$2,927.9	$91.5	$8,035.6	$302.9

	December 31, 2014
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$1,753.2	$18.6	$969.0	$6.8	$2,722.2	$25.4
Greater than three to six months	200.9	4.1	375.7	4.4	576.6	8.5
Greater than six to nine months	111.4	1.1	142.3	3.0	253.7	4.1
Greater than nine to twelve months	7.5	0.2	60.0	0.3	67.5	0.5
Greater than twelve to twenty-four months	1,046.0	20.2	408.6	11.9	1,454.6	32.1
Greater than twenty-four to thirty-six months	96.8	2.6	21.6	0.3	118.4	2.9
Greater than thirty-six months	436.4	56.8	186.3	13.5	622.7	70.3
Total fixed maturities, available-for-sale	$3,652.2	$103.6	$2,163.5	$40.2	$5,815.7	$143.8

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	September 30, 2015
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$410.7	$10.8	$379.1	$7.4	$789.8	$18.2
Greater than three to six months	150.8	11.8	257.7	12.4	408.5	24.2
Greater than six to nine months	38.0	3.1	46.0	1.8	84.0	4.9
Greater than nine to twelve months	125.9	41.4	64.1	12.9	190.0	54.3
Greater than twelve to twenty-four months	49.0	8.8	174.2	34.7	223.2	43.5
Greater than twenty-four to thirty-six months	14.0	3.3	65.3	1.9	79.3	5.2
Greater than thirty-six months	189.1	49.1	115.6	36.2	304.7	85.3
Total fixed maturities, available-for-sale	$977.5	$128.3	$1,102.0	$107.3	$2,079.5	$235.6

	December 31, 2014
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$478.0	$14.8	$298.1	$8.3	$776.1	$23.1
Greater than three to six months	111.8	4.1	274.1	15.9	385.9	20.0
Greater than six to nine months	8.2	0.8	52.4	0.7	60.6	1.5
Greater than nine to twelve months	—	—	94.8	2.8	94.8	2.8
Greater than twelve to twenty-four months	21.2	0.8	66.7	8.1	87.9	8.9
Greater than twenty-four to thirty-six months	0.5	—	0.4	0.4	0.9	0.4
Greater than thirty-six months	280.6	69.5	151.7	41.1	432.3	110.6
Total fixed maturities, available-for-sale	$900.3	$90.0	$938.2	$77.3	$1,838.5	$167.3

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	September 30, 2015
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$10.0	$11.0	$176.5	$61.7	$186.5	$72.7
Greater than three to six months	7.6	12.0	37.4	28.7	45.0	40.7
Greater than six to nine months	—	—	52.8	20.1	52.8	20.1
Greater than nine to twelve months	—	—	80.9	37.2	80.9	37.2
Greater than twelve months	29.7	17.4	163.2	71.0	192.9	88.4
Total fixed maturities, available-for-sale	$47.3	$40.4	$510.8	$218.7	$558.1	$259.1

	December 31, 2014
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$—	$—	$107.4	$32.4	$107.4	$32.4
Greater than three to six months	—	—	1.5	1.0	1.5	1.0
Greater than six to nine months	7.6	5.2	0.5	0.2	8.1	5.4
Greater than nine to twelve months	—	—	—	0.2	—	0.2
Greater than twelve months	46.3	31.4	189.1	68.8	235.4	100.2
Total fixed maturities, available-for-sale	$53.9	$36.6	$298.5	$102.6	$352.4	$139.2

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $11,085.7 million and $10,657.2 million as of September 30, 2015 and December 31, 2014, respectively. The carrying amount of our residential mortgage loan portfolio was $566.0 million and $507.2 million as of September 30, 2015 and December 31, 2014, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 18% and 19% of our commercial mortgage loan portfolio before valuation allowance as of September 30, 2015 and December 31, 2014, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of September 30, 2015 and December 31, 2014, the total number of commercial mortgage loans outstanding was 892 and 911, of which 61% and 63% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $12.4 million and $11.7 million as of September 30, 2015 and December 31, 2014, respectively.

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

	September 30, 2015	December 31, 2014
	($ in millions)

Total commercial mortgages	$11,085.7	$10,657.2
Problem commercial mortgages (1)	$28.2	$4.5
Potential problem commercial mortgages	16.2	28.3
Restructured problem commercial mortgages	—	2.7
Total problem, potential problem and restructured commercial mortgages	$44.4	$35.5
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	0.40%	0.33%

(1)                                 Includes $0.0 million of commercial mortgage loans in foreclosure as of both September 30, 2015 and December 31, 2014.

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

The following table represents our commercial mortgage loan valuation allowance for the periods indicated.

	For the nine months ended September 30, 2015	For the year ended December 31, 2014
	($ in millions)

Balance, beginning of period	$26.9	$28.7
Provision	3.5	(0.9)
Charge-offs	—	(0.9)
Recoveries	0.1	—
Balance, end of period	$30.5	$26.9
Valuation allowance as % of carrying value before reserves	0.27%	0.25%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $234.1 million and $283.4 million and first lien mortgages with an amortized cost of $357.6 million and $252.9 million as of September 30, 2015 and December 31, 2014, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $17.0 million and $20.4 million as of September 30, 2015 and December 31, 2014, respectively.

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

	For the nine months ended September 30, 2015	For the year ended December 31, 2014
	($ in millions)

Balance, beginning of period	$29.1	$40.3
Provision	1.5	7.9
Charge-offs	(7.5)	(22.7)
Recoveries	2.6	3.6
Balance, end of period	$25.7	$29.1
Valuation allowance as % of carrying value before reserves	4.3%	5.4%

Real Estate

Real estate consists primarily of commercial equity real estate. As of September 30, 2015 and December 31, 2014, the carrying amount of our equity real estate investment was $1,410.1 million, or 2%, and $1,340.4 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,254.7 million and $1,168.6 million as of September 30, 2015 and December 31, 2014, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2014 were $6.2 million. No such impairment adjustments were recorded for the nine months ended September 30, 2015.

The carrying amount of real estate held for sale was $155.4 million and $171.8 million as of September 30, 2015 and December 31, 2014, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. No valuation allowance was established during the nine months ended September 30, 2015, or the year ended December 31, 2014.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of September 30, 2015, our equity real estate portfolio was concentrated in the Pacific (37%), South Atlantic (20%), and West South Central (19%) regions of the United States. By property type, there is a concentration in office that represented approximately 47% of the equity real estate portfolio as of September 30, 2015.

Other Investments

Our other investments totaled $1,945.3 million as of September 30, 2015, compared to $1,688.0 million as of December 31, 2014. Derivative assets accounted for $813.9 million and $651.5 million in other investments as of September 30, 2015 and December 31, 2014, respectively. The remaining invested assets are primarily related to equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners, and seed money.

International Investment Operations

Of our invested assets, $6,418.0 million were held by our Principal International segment as of September 30, 2015. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	September 30, 2015		December 31, 2014
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)
Fixed maturities:
Public	$3,452.7	54%	$3,245.2	53%
Private	2.5	—	2.1	—
Equity securities	1,031.9	16	662.7	11
Mortgage loans:
Commercial	63.6	1	39.7	1
Residential	516.8	8	607.5	10
Real estate held for sale	3.2	—	2.2	—
Real estate held for investment	1.7	—	2.0	—
Policy loans	20.5	—	22.7	—
Other investments:
Direct financing leases	771.3	12	790.8	13
Investment in equity method subsidiaries	458.8	7	614.7	10
Derivative assets and other short-term investments	95.0	2	116.3	2
Total invested assets	6,418.0	100%	6,105.9	100%
Cash and cash equivalents	424.0		101.4
Total invested assets and cash	$6,842.0		$6,207.3

Regulations in certain locations require investment in the funds we manage. These regulatory required investments are classified as equity securities, trading within our consolidated statements of financial position, with all mark-to-market changes reflected in net investment income. Our investment is primarily dictated by client activity and all investment performance is retained by us.

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

An increase in market interest rates may cause the fair value of our financial assets to decline. The reduction in the fair value of our financial assets would be partly offset by a corresponding reduction in the fair value of our financial liabilities. The following tables show the net estimated potential loss in fair value at a total company level from a hypothetical 100 basis point immediate, parallel increase in interest rates as of September 30, 2015, and December 31, 2014. Our selection of a 100 basis point immediate, parallel increase in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management’s assessment of changing market conditions and available investment opportunities.

	September 30, 2015
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$49,780.6	$47,400.0	$(2,380.6)
Fixed maturities, trading		710.2	685.4	(24.8)
Mortgage loans		12,752.8	12,210.4	(542.4)
Policy loans		1,049.0	952.5	(96.5)
Equity securities, available-for-sale		315.8	302.6	(13.2)
Equity securities, trading		402.6	386.3	(16.3)
Other investments		52.1	54.9	2.8

Financial liabilities with interest rate risk:
Investment-type insurance contracts		(28,492.2)	(27,655.2)	837.0
Long-term debt		(3,431.0)	(3,163.6)	267.4
Bank deposits		(2,008.7)	(1,999.6)	9.1

Derivatives with interest rate risk:
Interest rate swaps	$21,931.0	97.9	(273.9)	(371.8)
Currency swaps	1,831.6	(78.3)	(85.3)	(7.0)
Equity options	3,558.2	(19.4)	(87.2)	(67.8)
Interest rate options	4,900.0	39.3	31.7	(7.6)
Swaptions	159.0	—	0.3	0.3
Interest rate futures	173.5	(1.5)	9.0	10.5

Net estimated potential loss in fair value				$(2,400.9)

	December 31, 2014
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$49,670.8	$47,225.5	$(2,445.3)
Fixed maturities, trading		604.6	583.8	(20.8)
Mortgage loans		12,350.2	11,811.9	(538.3)
Policy loans		1,083.2	981.6	(101.6)
Equity securities, trading		648.5	626.6	(21.9)
Other investments		121.2	127.3	6.1

Financial liabilities with interest rate risk:
Investment-type insurance contracts		(28,499.1)	(27,699.2)	799.9
Long-term debt		(2,786.1)	(2,539.6)	246.5
Bank deposits		(1,985.5)	(1,976.5)	9.0

Derivatives with interest rate risk:
Interest rate swaps	$19,182.6	(38.1)	(208.3)	(170.2)
Currency swaps	1,975.5	(0.9)	(6.4)	(5.5)
Equity options	3,293.4	(101.4)	(153.9)	(52.5)
Interest rate options	4,900.0	40.3	43.8	3.5
Swaptions	260.0	—	0.6	0.6
Interest rate futures	147.5	0.3	8.3	8.0

Net estimated potential loss in fair value				$(2,282.5)

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

The tables above do not include approximately $32,762.7 million of liabilities relating to insurance contracts involving significant mortality or morbidity risk as of September 30, 2015 and $31,143.2 million as of December 31, 2014, which are not considered financial liabilities. We believe the interest rate sensitivities of these insurance liabilities would economically serve as a partial offset to the net interest rate risk of the financial assets and liabilities that are set forth in these tables.

Our net estimated potential loss in fair value as of September 30, 2015, increased $118.4 million from December 31, 2014, primarily due to an increase in the interest rate sensitivity of our derivatives with interest rate risk.

The following table provides detail on the differences between the interest rates being credited to contractholders as of September 30, 2015, and the respective guaranteed minimum interest rates (“GMIRs”), broken down by GMIR level within the Retirement and Investor Services and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Investor Services
Up to 1.00%	$528.8	$1,617.9	$3,870.7	$536.5	$51.3	$6,605.2
1.01% - 2.00%	444.3	0.7	9.0	26.3	—	480.3
2.01% - 3.00%	7,228.1	843.4	4.3	28.0	—	8,103.8
3.01% - 4.00%	232.1	—	—	—	—	232.1
Subtotal	8,433.3	2,462.0	3,884.0	590.8	51.3	15,421.4

U.S. Insurance Solutions
Up to 1.00%	—	—	31.5	—	24.6	56.1
1.01% - 2.00%	292.0	—	159.3	134.6	34.3	620.2
2.01% - 3.00%	1,879.9	1,016.6	228.7	80.6	0.1	3,205.9
3.01% - 4.00%	1,437.2	60.9	12.1	35.0	4.5	1,549.7
4.01% - 5.00%	192.2	64.6	59.3	13.4	—	329.5
Subtotal	3,801.3	1,142.1	490.9	263.6	63.5	5,761.4

Total	$12,234.6	$3,604.1	$4,374.9	$854.4	$114.8	$21,182.8
Percentage of total	57.8%	17.0%	20.7%	4.0%	0.5%	100.0%

(1)           Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

During periods of low or declining interest rates, our margin of investment income above our interest credited to our liabilities (“investment margins”) may be negatively impacted. Assuming a hypothetical scenario where market interest rates immediately fall by 25 basis points from their September 30, 2015, levels and then remain unchanged thereafter, we estimate that the impact of such an environment could reduce our investment margins for our domestic business by approximately $1.4 million and $4.5 million pre-tax during the twelve months ending September 30, 2016 and 2017, respectively, compared to a scenario where market interest rates remain unchanged from their September 30, 2015, levels. This hypothetical scenario reflects only the impact related to the approximately $21.2 billion of in-force contracts with guaranteed minimum interest rates shown above, and does not reflect potential impacts on our DAC asset and other actuarial balances. In determining the potential impact, we have reflected the impact of potential changes in crediting rates to policyholders, limited by any restrictions on our ability to adjust crediting rates due to guaranteed minimum interest rates. Our estimates of future margins include the impact of expected premium payments, lapses, and withdrawals on existing policies, but they do not include the impact of new sales. Our selection of a 25 basis point immediate, parallel decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 25 basis point immediate, parallel decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events.

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

We estimate that as of September 30, 2015, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2014. However, fluctuations in foreign currency exchange rates do affect the translation of operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $305.7 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of September 30, 2015, as compared to an estimated $302.6 million, or 10%, reduction as of December 31, 2014. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $4.6 million, or 10%, reduction in the operating earnings of our international operations for the three months ended September 30, 2015, as compared to an estimated $6.5 million, or 9%, reduction for the three months ended September 30, 2014. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $18.6 million, or 11%, reduction in the operating earnings of our international operations for the nine months ended September 30, 2015, as compared to an estimated $21.1 million, or 10%, reduction for the nine months ended September 30, 2014.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $1,190.5 million as of both September 30, 2015 and December 31, 2014. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $492.7 million and $644.5 million as of September 30, 2015 and December 31, 2014, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $14.9 million and $17.9 million as of September 30, 2015 and December 31, 2014, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $148.4 million and $140.5 million as of September 30, 2015 and December 31, 2014, respectively. Principal International also utilized currency forwards with a notional amount of $948.1 million and $252.8 million as of September 30, 2015 and December 31, 2014, respectively.

There are times when we use derivatives to manage the foreign currency risk associated with a business combination. There were no hedges of business combinations outstanding at September 30, 2015 or December 31, 2014. Additionally, from time to time we take measures to hedge certain net equity investments in our foreign subsidiaries from currency risks. We used currency forwards during 2015 to hedge certain net investments in foreign operations. Currency forwards were not used for hedging any net investments in foreign operations during 2014.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of September 30, 2015 and December 31, 2014, the fair value of our equity securities was $1,334.4 million and $963.2 million, respectively. As of September 30, 2015, we estimate that a 10% decline in the value of the equity securities would result in a decline in fair value of the equity securities of $133.4 million, as compared to a decline in fair value of the equity securities of $96.3 million as of December 31, 2014.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $736.9 million, $3,229.2 million, and $3,986.4 million, respectively, as of September 30, 2015, and notional amounts of $645.6 million, $2,969.2 million, and $3,790.4 million, respectively, as of December 31, 2014. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

In order to ensure that the information that we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chairman, Larry D. Zimpleman, our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2015, and have concluded that our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

Issuer Purchases of Equity Securities

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2015 — January 31, 2015	315	$51.81	—	$50.0
February 1, 2015 — February 28, 2015	842	$46.93	—	$200.0
March 1, 2015 — March 31, 2015	1,478,105	$50.96	983,863	$150.0
April 1, 2015 — April 30, 2015	573	$51.20	—	$150.0
May 1, 2015 — May 31, 2015	1,653	$51.67	—	$150.0
June 1, 2015 — June 30, 2015	534	$52.88	—	$150.0
July 1, 2015 — July 31, 2015	528,054	$52.26	528,054	$122.4
August 1, 2015 — August 31, 2015	575,110	$55.16	575,110	$90.7
September 1, 2015 — September 30, 2015	1,098,465	$48.50	1,098,465	$37.4
Total	3,683,651		3,185,492

(1)    Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

(2)    In February 2014, our Board of Directors authorized a repurchase program of up to $200.0 million of our outstanding common stock, which was completed in March 2015. In February 2015, our Board of Directors authorized a repurchase program of up to $150.0 million of our outstanding common stock, of which $37.4 million was outstanding as of September 30, 2015. In October 2015, our Board of Directors authorized an additional repurchase program of up to $150.0 million of our outstanding common stock.

Item 6. Exhibits

Exhibit Number	Description
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Larry D. Zimpleman
31.2	Certification of Daniel J. Houston
31.3	Certification of Terrance J. Lillis
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Daniel J. Houston
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: October 28, 2015	By	/s/ Terrance J. Lillis
Terrance J. Lillis
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Larry D. Zimpleman
31.2	Certification of Daniel J. Houston
31.3	Certification of Terrance J. Lillis
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Larry D. Zimpleman
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Daniel J. Houston
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.